Form 10-Q
period 2004-06-13
DOMINOS PIZZA INC; DOMINOS INC
filed 2004-07-27
CIK 1286681, 1079458

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 13, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file numbers:

Domino’s Pizza, Inc.	333-114442
Domino’s, Inc.	333-107774

Domino’s Pizza, Inc.

Domino’s, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-2511577
Delaware	38-3025165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

30 Frank Lloyd Wright Drive

Ann Arbor, Michigan 48106

(Address of principal executive offices)

(734) 930-3030

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes  ☐    No  ☒

As of July 19, 2004, Domino’s Pizza, Inc. had 68,653,626 shares of common stock, par value $0.01 per share, outstanding. As of July 19, 2004, Domino’s, Inc. had 10 shares of common stock, par value $0.01 per share, outstanding. All of the stock of Domino’s, Inc. was held by Domino’s Pizza, Inc.

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two registrants: Domino’s Pizza, Inc. and Domino’s, Inc. Except where the context clearly indicates otherwise, any references in this report to Domino’s Pizza, Inc. includes all subsidiaries of Domino’s Pizza, Inc., including Domino’s, Inc. Domino’s, Inc. makes no representation as to the information contained in this report in relation to Domino’s Pizza, Inc. and its subsidiaries, other than Domino’s, Inc. and its subsidiaries.

Domino’s Pizza, Inc.

Domino’s, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 13, 2004	December 28, 2003 (Note)
Assets
Current assets:
Cash and cash equivalents	$51,303	$42,852
Accounts receivable	67,136	64,571
Inventories	20,541	19,480
Notes receivable	3,428	3,785
Prepaid expenses and other	11,556	16,040
Advertising fund assets, restricted	22,929	30,544
Deferred income taxes	5,732	5,730

Total current assets	182,625	183,002

Property, plant and equipment:
Land and buildings	22,033	21,849
Leasehold and other improvements	65,202	61,433
Equipment	163,366	158,286
Construction in progress	8,575	6,133

	259,176	247,701
Accumulated depreciation and amortization	127,540	120,634

Property, plant and equipment, net	131,636	127,067

Other assets:
Deferred financing costs	17,981	18,847
Goodwill	23,776	23,432
Capitalized software	25,783	27,197
Other assets	23,205	16,988
Deferred income taxes	44,451	52,042

Total other assets	135,196	138,506

Total assets	$449,457	$448,575

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$306	$18,572
Accounts payable	49,485	53,388
Insurance reserves	10,643	9,432
Advertising fund liabilities	22,929	30,544
Other accrued liabilities	66,763	72,327

Total current liabilities	150,126	184,263

Long-term liabilities:
Long-term debt, less current portion	928,905	941,165
Insurance reserves	17,086	15,941
Other accrued liabilities	30,028	25,169

Total long-term liabilities	976,019	982,275

Stockholders’ deficit:
Class L common stock	36	36
Common stock	327	327
Additional paid-in capital	181,976	181,897
Retained deficit	(865,941)	(900,232)
Deferred stock compensation	(229)	—
Accumulated other comprehensive income	7,143	9

Total stockholders’ deficit	(676,688)	(717,963)

Total liabilities and stockholders’ deficit	$449,457	$448,575

Note: The balance sheet at December 28, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands, except per share data)	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003
Revenues:
Domestic Company-owned stores	$84,062	$85,875	$172,027	$175,817
Domestic franchise	33,767	32,349	68,405	66,753
Domestic distribution	180,927	154,632	351,776	322,068
International	25,480	22,360	50,783	42,830

Total revenues	324,236	295,216	642,991	607,468

Cost of sales:
Domestic Company-owned stores	68,970	68,400	139,073	140,172
Domestic distribution	164,482	137,743	318,681	286,469
International and other	13,183	12,280	26,524	23,586

Total cost of sales	246,635	218,423	484,278	450,227

Operating margin	77,601	76,793	158,713	157,241

General and administrative	38,280	37,654	75,920	75,144

Income from operations	39,321	39,139	82,793	82,097

Interest income	96	92	183	195
Interest expense	(13,904)	(11,020)	(27,891)	(23,353)
Other	—	—	—	(1,743)

Income before provision for income taxes	25,513	28,211	55,085	57,196

Provision for income taxes	9,631	10,725	20,794	21,449

Net income	$15,882	$17,486	$34,291	$35,747

Net income available to common stockholders – basic and diluted	$15,882	$12,882	$34,291	$26,680

Earnings per share:
Class L common stock – basic	$2.57	$3.10	$5.07	$5.84
Class L common stock – diluted	2.57	3.09	5.06	5.83

Common stock – basic	$0.20	$0.05	$0.49	$0.17
Common stock – diluted	0.18	0.05	0.43	0.15

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
(In thousands)	June 13, 2004	June 15, 2003
Cash flows from operating activities:
Net cash provided by operating activities	$52,536	$60,438

Cash flows from investing activities:
Capital expenditures	(17,639)	(11,556)
Other	389	1,992

Net cash used in investing activities	(17,250)	(9,564)

Cash flows from financing activities:
Repayments of debt	(26,427)	(21,413)
Cash paid for financing fees	(628)	—
Other	(229)	(363)

Net cash used in financing activities	(27,284)	(21,776)

Effect of exchange rate changes on cash and cash equivalents	449	177

Increase in cash and cash equivalents	8,451	29,275
Cash and cash equivalents, at beginning of period	42,852	22,596

Cash and cash equivalents, at end of period	$51,303	$51,871

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except share and per share amounts)

June 13, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended December 28, 2003 included in our other filings with the Securities and Exchange Commission.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 13, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2005.

Domino’s Pizza, Inc. is the parent and holding company of Domino’s, Inc. Accordingly, all 10 outstanding shares of Domino’s, Inc. common stock, par value $0.01 per share, are owned by Domino’s Pizza, Inc. As the holding company of Domino’s, Inc, Domino’s Pizza, Inc. does not conduct ongoing business operations. As a result, the financial information for Domino’s Pizza, Inc. and subsidiaries and Domino’s, Inc. and subsidiaries is substantially similar. As the differences are minor, we have presented Domino’s Pizza, Inc. and subsidiaries information throughout this filing, except for the supplemental guarantor condensed consolidating financial statements of Domino’s, Inc. and subsidiaries included in footnote 7.

2. Initial Public Offering

On July 16, 2004, Domino’s Pizza, Inc. completed its initial public offering of common stock (the “IPO”). Domino’s Pizza, Inc.’s common stock trades on the New York Stock Exchange under the ticker symbol “DPZ.” In the IPO, Domino’s Pizza, Inc. issued and sold 9,375,000 shares resulting in net proceeds to us of approximately $119.3 million. These net proceeds will be used to redeem, at a premium plus accrued interest, approximately $109.1 million aggregate principal amount of Domino’s, Inc. 8 1/4% senior subordinated notes. We expect this redemption to occur during the third quarter of fiscal 2004. In the IPO, existing shareholders sold an aggregate of 14,846,929 shares of common stock. We did not receive any proceeds from the sale of shares by the selling shareholders. Immediately following the closing of the IPO, we had 68,653,626 shares of common stock outstanding or approximately 72.6 million shares on a fully-diluted basis. Additionally, in connection with the IPO, we used general funds to:

•	pay in full $16.9 million of contingent notes held by our founder and former majority stockholder and his spouse;

•	pay $10.0 million to an affiliate of our principal stockholder, in connection with the termination of its management agreement with us;

•	pay $500,000 to each of two executive officers under the terms of our senior executive deferred bonus plan relating to bonuses earned by these executive officers as part of our 1998 recapitalization; and;

•	pay approximately $305,000 to each of two executive officers for the purchase of their outstanding options to purchase shares of Class L common stock, which stock options were granted to them as part of our 1998 recapitalization.

In connection with the IPO, our board of directors approved certain new equity programs, including the 2004 equity incentive plan, the 2004 employee stock purchase plan and the dividend reinvestment and direct stock purchase plan, and approved the grant of options to purchase an aggregate of 1,713,870 shares of common stock to our directors, officers and other employees at an exercise price per share of $14.00.

In May 2004, we reincorporated in Delaware by way of a merger. In July 2004 and in connection with the IPO, we amended our certificate of incorporation and bylaws to, among other changes, convert all of our Class L common stock into shares of our common stock.

3. Comprehensive Income

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003
Net income	$15,882	$17,486	$34,291	$35,747
Unrealized gains (losses) on derivative instruments, net of tax	6,399	(1,464)	6,206	(1,565)
Reclassification adjustment for losses included in net income, net of tax	688	1,044	1,337	2,092
Currency translation adjustment	(263)	1,124	(408)	1,235

Comprehensive income	$22,706	$18,190	$41,426	$37,509

4. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization, gains (losses) on sale/disposal of assets and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarter Ended June 13, 2004 and June 15, 2003
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2004	$117,829	$206,186	$25,480	$(25,259)	$—	$324,236
2003	118,224	177,817	22,360	(23,185)	—	295,216
Income from operations –
2004	$28,344	$10,479	$7,479	N/A	$(6,981)	$39,321
2003	29,213	10,407	6,337	N/A	(6,818)	39,139
Segment Income –
2004	$31,191	$12,823	$7,759	N/A	$(5,307)	$46,466
2003	32,033	12,125	6,565	N/A	(5,271)	45,452

	Two Fiscal Quarters Ended June 13, 2004 and June 15, 2003
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2004	$240,432	$400,125	$50,783	$(48,349)	$—	$642,991
2003	242,570	370,346	42,830	(48,278)	—	607,468
Income from operations –
2004	$60,118	$21,411	$14,990	N/A	$(13,726)	$82,793
2003	60,827	22,331	12,012	N/A	(13,073)	82,097
Segment Income –
2004	$66,018	$25,960	$15,505	N/A	$(10,572)	$96,911
2003	66,614	25,720	12,442	N/A	(9,493)	95,283

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003
Total Segment Income	$46,466	$45,452	$96,911	$95,283
Depreciation and amortization	(7,112)	(6,587)	(14,057)	(13,325)
Gains (losses) on sale/disposal of assets	(20)	361	(38)	358
Non-cash stock compensation expense	(13)	(87)	(23)	(219)

Income from operations	39,321	39,139	82,793	82,097

Interest income	96	92	183	195
Interest expense	(13,904)	(11,020)	(27,891)	(23,353)
Other	—	—	—	(1,743)

Income before provision for income taxes	$25,513	$28,211	$55,085	$57,196

5. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003
Net income	$15,882	$17,486	$34,291	$35,747
Less -
Accumulated preferred stock dividends	—	(4,446)	—	(8,752)
Accretion amounts relating to redemption value of preferred stock	—	(158)	—	(315)

Net income available to common stockholders – basic and diluted	$15,882	$12,882	$34,291	$26,680

Allocation of net income to common stockholders:
Class L	$9,302	$11,194	$18,313	$21,114
Common stock	$6,580	$1,688	$15,978	$5,566

Weighted average number of common shares:
Class L	3,613,978	3,614,466	3,613,993	3,614,629
Common stock	32,701,176	32,705,967	32,701,326	32,707,435

Earnings per common share – basic:
Class L	$2.57	$3.10	$5.07	$5.84
Common stock	$0.20	$0.05	$0.49	$0.17

Diluted weighted average number of common shares:
Class L	3,617,486	3,620,454	3,617,327	3,620,502
Common stock	36,901,875	35,909,919	36,902,025	36,061,925

Earnings per common share – diluted:
Class L	$2.57	$3.09	$5.06	$5.83
Common stock	$0.18	$0.05	$0.43	$0.15

6. Stock-Based Compensation

We account for our stock option plans under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to the stock-based employee compensation.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003
Net income, as reported	$15,882	$17,486	$34,291	$35,747
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8	55	15	138
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(82)	(105)	(163)	(238)

Net income, pro forma	$15,808	$17,436	$34,143	$35,647

The pro-forma basic and diluted earnings per share amounts for Class L and Common Stock are the same as reported amounts.

7. Supplemental Guarantor Condensed Consolidating Financial Statements of Domino’s, Inc. and Subsidiaries

The tables below present condensed consolidating financial information for the applicable periods for: (1) Domino’s, Inc.; (2) on a combined basis, the guarantor subsidiaries of Domino’s, Inc.’s senior subordinated notes due 2011, which includes most of the domestic subsidiaries of Domino’s, Inc. and one foreign subsidiary of Domino’s, Inc.; and (3) on a combined basis, the non-guarantor subsidiaries of Domino’s, Inc.’s senior subordinated notes due 2011. The separate financial statements of Domino’s, Inc. and subsidiaries are presented using the equity method of accounting. Accordingly, Domino’s, Inc. investment in subsidiaries is included in “Other assets” and the net earnings of the subsidiaries are included in “Equity earnings in subsidiaries”. Except for the minor differences noted in the footnotes to the condensed consolidating financial statements below, the consolidated financial statements of Domino’s, Inc. and subsidiaries are substantially similar to the consolidated financial statements of Domino’s Pizza, Inc. and subsidiaries. Each of the guarantor subsidiaries is jointly, severally, fully and unconditionally liable under the related guarantee.

Domino’s, Inc. and Subsidiaries

Supplemental Guarantor Condensed Consolidating Balance Sheets

	As of June 13, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents (1)	$—	$49,158	$2,023	$—	$51,181
Accounts receivable	—	60,278	6,858	—	67,136
Advertising fund assets, restricted	—	—	22,929	—	22,929
Other current assets	8,037	30,559	2,661	—	41,257

Current assets	8,037	139,995	34,471	—	182,503

Property, plant and equipment, net	—	126,598	5,038	—	131,636

Other assets	257,124	75,999	694	(198,621)	135,196

Total assets	$265,161	$342,592	$40,203	$(198,621)	$449,335

Current portion of long-term debt	$—	$231	$75	$—	$306
Accounts payable	—	33,646	15,839	—	49,485
Advertising fund liabilities	—	—	22,929	—	22,929
Other current liabilities	16,605	59,722	1,079	—	77,406

Current liabilities	16,605	93,599	39,922	—	150,126

Long-term debt	922,827	5,831	247	—	928,905
Other long-term liabilities	2,539	44,339	236	—	47,114

Long-term liabilities	925,366	50,170	483	—	976,019

Stockholder’s equity (deficit) (1)	(676,810)	198,823	(202)	(198,621)	(676,810)

Total liabilities and stockholder’s equity (deficit)	$265,161	$342,592	$40,203	$(198,621)	$449,335

	As of December 28, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents (1)	$—	$41,123	$1,603	$—	$42,726
Accounts receivable	—	59,109	5,462	—	64,571
Advertising fund assets, restricted	—	—	30,544	—	30,544
Other current assets	7,664	35,243	2,128	—	45,035

Current assets	7,664	135,475	39,737	—	182,876

Property, plant and equipment, net	—	122,815	4,252	—	127,067

Other assets	248,660	81,897	805	(192,856)	138,506

Total assets	$256,324	$340,187	$44,794	$(192,856)	$448,449

Current portion of long-term debt	$18,234	$221	$117	$—	$18,572
Accounts payable	—	41,832	11,556	—	53,388
Advertising fund liabilities	—	—	30,544	—	30,544
Other current liabilities	20,944	59,721	1,094	—	81,759

Current liabilities	39,178	101,774	43,311	—	184,263

Long-term debt	934,914	5,931	320	—	941,165
Other long-term liabilities	321	40,521	268	—	41,110

Long-term liabilities	935,235	46,452	588	—	982,275

Stockholder’s equity (deficit) (1)	(718,089)	191,961	895	(192,856)	(718,089)

Total liabilities and stockholder’s equity (deficit)	$256,324	$340,187	$44,794	$(192,856)	$448,449

(1)	Domino’s Pizza, Inc. and subsidiaries had cash and cash equivalents of $51,303 and $42,852, or $122 and $126 more than Domino’s, Inc. and subsidiaries at June 13, 2004 and December 28, 2003, respectively, and had total stockholders’ deficit of $(676,688) and $(717,963), or $122 and $126 more than Domino’s, Inc. and subsidiaries at June 13, 2004 and December 28, 2003, respectively. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

Domino’s, Inc. and Subsidiaries

Supplemental Guarantor Condensed Consolidating Statements of Income

	Fiscal Quarter Ended June 13, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$317,599	$6,637	$—	$324,236

Cost of sales	—	241,816	4,819	—	246,635
General and administrative	—	36,271	2,009	—	38,280

Total operating expenses	—	278,087	6,828	—	284,915

Income (loss) from operations	—	39,512	(191)	—	39,321

Equity earnings in subsidiaries	24,308	—	—	(24,308)	—
Interest income (expense), net	(13,743)	84	(149)	—	(13,808)

Income (loss) before provision (benefit) for income taxes	10,565	39,596	(340)	(24,308)	25,513

Provision (benefit) for income taxes	(5,317)	14,948	—	—	9,631

Net income (loss)	$15,882	$24,648	$(340)	$(24,308)	$15,882

	Two Fiscal Quarters Ended June 13, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$630,073	$12,918	$—	$642,991

Cost of sales	—	474,728	9,550	—	484,278
General and administrative	—	72,129	3,791	—	75,920

Total operating expenses	—	546,857	13,341	—	560,198

Income (loss) from operations	—	83,216	(423)	—	82,793

Equity earnings in subsidiaries	51,169	—	—	(51,169)	—
Interest income (expense), net	(27,531)	89	(266)	—	(27,708)

Income (loss) before provision (benefit) for income taxes	23,638	83,305	(689)	(51,169)	55,085

Provision (benefit) for income taxes	(10,653)	31,447	—	—	20,794

Net income (loss)	$34,291	$51,858	$(689)	$(51,169)	$34,291

	Fiscal Quarter Ended June 15, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$289,882	$5,334	$—	$295,216

Cost of sales	—	214,466	3,957	—	218,423
General and administrative (2)	—	36,178	1,389	—	37,567

Total operating expenses	—	250,644	5,346	—	255,990

Income (loss) from operations	—	39,238	(12)	—	39,226

Equity earnings in subsidiaries	24,307	—	—	(24,307)	—
Interest income (expense), net	(10,961)	109	(76)	—	(10,928)

Income (loss) before provision (benefit) for income taxes	13,346	39,347	(88)	(24,307)	28,298

Provision (benefit) for income taxes (2)	(4,195)	14,952	—	—	10,757

Net income (loss)	$17,541	$24,395	$(88)	$(24,307)	$17,541

	Two Fiscal Quarters Ended June 15, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$597,496	$9,972	$—	$607,468

Cost of sales	—	442,631	7,596	—	450,227
General and administrative (2)	—	72,387	2,538	—	74,925

Total operating expenses	—	515,018	10,134	—	525,152

Income (loss) from operations	—	82,478	(162)	—	82,316

Equity earnings in subsidiaries	51,396	—	—	(51,396)	—
Interest income (expense), net	(23,253)	228	(133)	—	(23,158)
Other	(1,743)	—	—	—	(1,743)

Income (loss) before provision (benefit) for income taxes	26,400	82,706	(295)	(51,396)	57,415

Provision (benefit) for income taxes (2)	(9,485)	31,015	—	—	21,530

Net income (loss)	$35,885	$51,691	$(295)	$(51,396)	$35,885

(2)	Domino’s Pizza, Inc. and subsidiaries incurred general and administrative expenses of $37,654 and $75,144, or $87 and $219 more than Domino’s, Inc. and subsidiaries, during the second quarter and first two quarters of 2003, respectively and incurred related provision for income taxes of $10,725 and $21,449, or $32 and $81 less than Domino’s, Inc. and subsidiaries, during the second quarter and first two quarters of 2003, respectively. Accordingly, Domino’s Pizza, Inc. and subsidiaries net income was $55 and $138 less than Domino’s, Inc. and subsidiaries for the second quarter and first two quarters of 2003, respectively. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

Domino’s, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statements of Cash Flows

	Two Fiscal Quarters Ended June 13, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities	$(28,640)	$79,285	$1,891	$—	$52,536

Capital expenditures	—	(16,283)	(1,356)	—	(17,639)
Other	—	389	—	—	389

Net cash flows used in investing activities	—	(15,894)	(1,356)	—	(17,250)

Repayments of debt	(26,234)	(90)	(103)	—	(26,427)
Other (3)	54,874	(55,727)	—	—	(853)

Net cash flows provided by (used in) financing activities	28,640	(55,817)	(103)	—	(27,280)

Effect of exchange rate changes on cash and cash equivalents	—	461	(12)	—	449

Increase in cash and cash equivalents	—	8,035	420	—	8,455

Cash and cash equivalents, at beginning of period (3)	—	41,123	1,603	—	42,726

Cash and cash equivalents, at end of period (3)	$—	$49,158	$2,023	$—	$51,181

	Two Fiscal Quarters Ended June 15, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities (3)	$(21,673)	$81,712	$419	$—	$60,458

Capital expenditures	—	(11,141)	(415)	—	(11,556)
Other	—	1,992	—	—	1,992

Net cash flows used in investing activities	—	(9,149)	(415)	—	(9,564)

Repayments of debt	(21,413)	—	—	—	(21,413)
Other (3)	43,086	(43,470)	—	—	(384)

Net cash flows provided by (used in) financing activities	21,673	(43,470)	—	—	(21,797)

Effect of exchange rate changes on cash and cash equivalents	—	121	56	—	177

Increase in cash and cash equivalents	—	29,214	60	—	29,274

Cash and cash equivalents, at beginning of period (3)	—	21,522	950	—	22,472

Cash and cash equivalents, at end of period (3)	$—	$50,736	$1,010	$—	$51,746

(3)	Domino’s Pizza, Inc. and subsidiaries had net cash provided by operating activities of $60,438, or $20 less than Domino’s, Inc. and subsidiaries, during the first two quarters of 2003 and had net other cash used in financing activities of $(857) and $(363), or $4 more than and $21 less than Domino’s, Inc. and subsidiaries, during the first two quarters of 2004 and the first two quarters of 2003, respectively. Cash and cash equivalents for Domino’s Pizza, Inc. and subsidiaries was $51,303 and $42,852 at June 13, 2004 and December 28, 2003, respectively, and $51,871 and $22,596 at June 15, 2003 and December 29, 2002, respectively. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2004 and 2003 second quarters referenced herein represent the twelve-week periods ended June 13, 2004 and June 15, 2003, respectively. The 2004 and 2003 first two quarters referenced herein represent the twenty-four week periods ended June 13, 2004 and June 15, 2003, respectively.

Overview

During the second quarter and first two quarters of 2004, global retail sales at Company-owned and franchise stores grew 7.1% and 7.0%, respectively. During these same periods, revenues grew 9.8% and 5.8%, respectively, and we achieved an increase in income from operations, despite an intensely competitive landscape and an environment of rising costs negatively affecting many of our key expense items.

Our global retail sales, which include retail sales at both our franchise and Company-owned stores, benefited from strong international same store sales growth, an increase in our worldwide store counts and the positive effect of a weaker U.S. dollar in the key international markets in which we compete. The second quarter marked the 42nd consecutive quarter that we have grown our international same store sales and our worldwide store counts increased 239 stores from year-ago levels, led by our international operations. Additionally, during the second quarter and first two quarters of 2004, our domestic same stores sales increased 2.1% and 0.5%, respectively, led by our domestic franchise operations.

Income from operations was $39.3 million in the second quarter, up 0.5% from the comparable period in 2003. We achieved an increase in income from operations despite significant increases in food costs at Company-owned stores primarily as a result of a $0.90 increase in the average cheese block price per pound as compared to the comparable period in 2003. The cheese block price per pound at the end of the second quarter was at a very high level and, during the quarter, reached prices in excess of $2.00 per pound. Reported income from operations as a percentage of consolidated revenues declined 1.2 percentage points to 12.1%. Had the average 2004 cheese price been in effect during the second quarter of 2003, income from operations as a percentage of consolidated revenues would have been unchanged for the second quarter (12.1%). Net income, which decreased $1.6 million to $15.9 million in the second quarter, was negatively impacted by increased debt levels as a result of our June 2003 recapitalization, offset by decreases in income tax expense and other expense.

Same Store Sales Growth

The following is a summary of our same store sales growth for the second quarter and first two quarters of 2004.

	Second Quarter of 2004	First Two Quarters of 2004
Domestic Company-owned stores	(1.4)%	(1.5)%
Domestic franchise stores	2.6%	0.8%

Domestic stores	2.1%	0.5%
International stores	5.0%	5.7%

Store Growth Activity

The following is a summary of our store growth activity for the second quarter and first two quarters of 2004.

	Second Quarter of 2004
	Domestic Company-owned Stores	Domestic Franchise Stores	Domestic Stores	International Stores	Total
Store count at March 21, 2004	576	4,344	4,920	2,553	7,473
Openings	1	21	22	59	81
Closings	—	(17)	(17)	(7)	(24)
Transfers	—	—	—	—	—

Store count at June 13, 2004	577	4,348	4,925	2,605	7,530

	First Two Quarters of 2004
	Domestic Company- owned Stores	Domestic Franchise Stores	Domestic Stores	International Stores	Total
Store count at December 28, 2003	577	4,327	4,904	2,523	7,427
Openings	1	49	50	95	145
Closings	(1)	(28)	(29)	(13)	(42)
Transfers	—	—	—	—	—

Store count at June 13, 2004	577	4,348	4,925	2,605	7,530

Income Statement Data

The following is a summary of income statement data for the second quarter and first two quarters of 2004 and 2003.

	Second Quarter of 2004		Second Quarter of 2003		First Two Quarters of 2004		First Two Quarters of 2003
Revenues:
Domestic Company-owned stores	$84.1	25.9%	$85.9	29.1%	$172.0	26.8%	$175.8	28.9%
Domestic franchise	33.8	10.4	32.3	10.9	68.4	10.6	66.8	11.0
Domestic distribution	180.9	55.8	154.6	52.4	351.8	54.7	322.1	53.0
International	25.5	7.9	22.4	7.6	50.8	7.9	42.8	7.1

Total revenues	324.2	100.0	295.2	100.0	643.0	100.0	607.5	100.0

Operating expenses:
Cost of sales	246.6	76.1	218.4	74.0	484.3	75.3	450.2	74.1
General and administrative	38.3	11.8	37.7	12.7	75.9	11.8	75.1	12.4

Income from operations	39.3	12.1	39.1	13.3	82.8	12.9	82.1	13.5
Interest expense, net	13.8	4.2	10.9	3.7	27.7	4.3	23.2	3.8
Other	—	—	—	—	—	—	1.7	0.3

Income before provision for income taxes	25.5	7.9	28.2	9.6	55.1	8.6	57.2	9.4
Provision for income taxes	9.6	3.0	10.7	3.6	20.8	3.2	21.4	3.5

Net income	$15.9	4.9%	$17.5	6.0%	$34.3	5.3%	$35.7	5.9%

Revenues

Revenues include retail sales by Company-owned stores, royalties and fees from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to certain domestic and international franchise stores. Company-owned store and franchise store revenues may vary significantly from period to period due to changes in store count mix while distribution revenues may vary significantly as a result of fluctuations in food prices, primarily cheese prices.

Consolidated revenues increased $29.0 million or 9.8% to $324.2 million in the second quarter of 2004, from $295.2 million in the comparable period in 2003, and increased $35.5 million or 5.8% to $643.0 million in the first two quarters of 2004, from $607.5 million in the comparable period in 2003. These increases in revenues were due primarily to increases in domestic distribution and international revenues. These results are more fully described below.

Domestic Stores

Domestic stores revenues are comprised of revenues from our domestic Company-owned store operations and domestic franchise operations, as summarized in the following table.

Domestic Stores	Second Quarter of 2004		Second Quarter of 2003		First Two Quarters of 2004		First Two Quarters of 2003
Domestic Company-owned stores	$84.1	71.3%	$85.9	72.6%	$172.0	71.5%	$175.8	72.5%
Domestic franchise	33.8	28.7	32.3	27.4	68.4	28.5	66.8	27.5

Total domestic stores revenues	$117.8	100.0%	$118.2	100.0%	$240.4	100.0%	$242.6	100.0%

Domestic stores revenues decreased $0.4 million or 0.3% to $117.8 million in the second quarter of 2004, from $118.2 million in the comparable period in 2003, and decreased $2.2 million or 0.9% to $240.4 million in the first two quarters of 2004, from $242.6 million in the comparable period in 2003. These decreases in revenues were due primarily to decreases in Company-owned same store sales, offset in part by increases in franchise same store sales and the average number of domestic franchise stores in operation during 2004. Domestic same store sales increased 2.1% and 0.5% in the second quarter and first two quarters of 2004, respectively, compared to the comparable periods in 2003. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations decreased $1.8 million or 2.1% to $84.1 million in the second quarter of 2004, from $85.9 million in the comparable period in 2003, and decreased $3.8 million or 2.2% to $172.0 million in the first two quarters of 2004, from $175.8 million in the comparable period in 2003. These decreases in revenues were due primarily to decreases in same store sales of 1.4% and 1.5% in the second quarter and first two quarters of 2004, respectively, compared to the comparable periods in 2003 and a decrease in the average number of Company-owned stores open during 2004. There were 577 and 579 domestic Company-owned stores in operation as of June 13, 2004 and June 15, 2003, respectively.

Domestic Franchise

Revenues from domestic franchise operations increased $1.5 million or 4.4% to $33.8 million in the second quarter of 2004, from $32.3 million in the comparable period in 2003, and increased $1.6 million or 2.5% to $68.4 million in the first two quarters of 2004, from $66.8 million in the comparable period in 2003. These increases in revenues were due primarily to increases in same store sales of 2.6% and 0.8% in the second quarter and first two quarters of 2004, respectively, compared to the comparable periods in 2003 and an increase in the average number of domestic franchise stores open during 2004. There were 4,348 and 4,283 domestic franchise stores in operation as of June 13, 2004 and June 15, 2003, respectively.

Domestic Distribution

Revenues from domestic distribution operations increased $26.3 million or 17.0% to $180.9 million in the second quarter of 2004, from $154.6 million in the comparable period in 2003, and increased $29.7 million or 9.2% to $351.8 million in the first two quarters of 2004, from $322.1 million in the comparable period in 2003. These increases in revenues were due primarily to an increase in overall food prices, primarily higher cheese prices, and were offset in part by a decrease in volumes. The cheese block price per pound averaged $2.01 and $1.67 in the second quarter and first two quarters of 2004, respectively, compared to $1.11 and $1.12 in the comparable periods in 2003. Had the average 2004 cheese prices been in effect during the comparable periods of 2003, revenues from distribution operations for the second quarter and first two quarters of 2003 would have been approximately $28.1 million and $34.3 million, respectively, higher than the reported 2003 amounts.

International

Revenues from international operations increased $3.1 million or 14.0% to $25.5 million in the second quarter of 2004, from $22.4 million in the comparable period in 2003, and increased $8.0 million or 18.6% to $50.8 million in the first two quarters of 2004, from $42.8 million in the comparable period in 2003. These increases in revenues were due to increases in same store sales, an increase in the average number of international stores open during 2004, and related increases in revenues from our international distribution operations. On a constant dollar basis, same store sales increased 5.0% and 5.7% in the second quarter and first two quarters of 2004, compared to the comparable periods in 2003. On a historical dollar basis, same store sales increased 9.4% and 13.0% in the second quarter and first two quarters of 2004, respectively, compared to the comparable periods in 2003, reflecting a generally weaker U.S. Dollar in those markets in which we compete. There were 2,605 and 2,429 international stores in operation as of June 13, 2004 and June 15, 2003, respectively.

Cost of Sales / Operating Margin

Consolidated cost of sales is comprised primarily of domestic Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $0.8 million or 1.1% to $77.6 million in the second quarter of 2004, from $76.8 million in the comparable period in 2003, and increased $1.5 million or 0.9% to $158.7 million in the first two quarters of 2004, from $157.2 million in the comparable period in 2003, as summarized in the following table.

	Second Quarter of 2004		Second Quarter of 2003		First Two Quarters of 2004		First Two Quarters of 2003
Consolidated revenues	$324.2	100.0%	$295.2	100.0%	$643.0	100.0%	$607.5	100.0%
Consolidated cost of sales	246.6	76.1	218.4	74.0	484.3	75.3	450.2	74.1

Consolidated operating margin	$77.6	23.9%	$76.8	26.0%	$158.7	24.7%	$157.2	25.9%

The increases in the consolidated operating margin during the second quarter and first two quarters of 2004 were due primarily to increases in revenues from both our international and domestic franchise operations, offset in part by decreases in the operating margins at both our domestic Company-owned stores and domestic distribution operations. Franchise revenues do not have a cost of sales component and, as a result, increases in related franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, the decreases in the consolidated operating margin were due primarily to increases in domestic distribution revenues and related costs as a result of a market increase in overall food prices, primarily cheese, as well as increased food costs at our domestic Company-owned stores. The average cheese block price increased $0.90 and $0.55 per pound during the second quarter and first two quarters of 2004, respectively, which impacted both our domestic distribution and Company-owned store margins. These decreases in operating margin as a percentage of total revenues were offset in part by the aforementioned increases in domestic franchise and international revenues. Changes in the operating margins at domestic Company-owned store operations and domestic distribution operations are more fully described below.

Domestic Company-Owned Stores

The domestic Company-owned store operating margin decreased $2.4 million or 13.6% to $15.1 million in the second quarter of 2004, from $17.5 million in the comparable period in 2003, and decreased $2.6 million or 7.6% to $33.0 million in the first two quarters of 2004, from $35.6 million in the comparable period in 2003, as summarized in the following table.

Domestic Company-Owned Stores	Second Quarter Of 2004		Second Quarter of 2003		First Two Quarter of 2004		First Two Quarters of 2003
Revenues	$84.1	100.0%	$85.9	100.0%	$172.0	100.0%	$175.8	100.0%
Cost of sales	69.0	82.0	68.4	79.6	139.1	80.8	140.2	79.7

Store operating margin	$15.1	18.0%	$17.5	20.4%	$33.0	19.2%	$35.6	20.3%

The decreases in the domestic Company-owned store operating margin during the second quarter and first two quarters of 2004, respectively, were due primarily to decreases in same store sales and a market increase in overall food prices, primarily cheese.

As a percentage of store revenues, the store operating margin decreased 2.4 percentage points to 18.0% in the second quarter of 2004, from 20.4% in the comparable period in 2003, and decreased 1.1 percentage points to 19.2% in the first two quarters of 2004, from 20.3% in the comparable period in 2003.

As a percentage of store revenues, food costs increased 3.2 percentage points to 29.6% in the second quarter of 2004, from 26.4% in the comparable period in 2003 and increased 1.1 percentage points to 27.9% in the first two quarters of 2004, from 26.8% in the comparable period in 2003. These increases in food costs as a percentage of store revenues were due primarily to a market increase in overall food prices, primarily cheese, and were offset in part by a change in product mix per order primarily as a result of more aggressive promotions in 2003. The cheese block price per pound averaged $2.01 and $1.67 in the second quarter and first two quarters of 2004, respectively, compared to $1.11 and $1.12 in the comparable periods in 2003.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, increased 0.1 percentage points to 11.3% in the second quarter of 2004, from 11.2% in the comparable period in 2003, and increased 0.4 percentage points to 11.2% in the first two quarters of 2004, from 10.8% in the comparable period in 2003.

As a percentage of store revenues, labor costs decreased 0.8 percentage points to 29.3% in the second quarter of 2004, from 30.1% in the comparable period in 2003 and decreased 0.3 percentage points to 30.0% in the first two quarters of 2004, from 30.3% in the comparable period in 2003.

Domestic Distribution

The domestic distribution operating margin decreased $0.5 million or 2.6% to $16.4 million in the second quarter of 2004, from $16.9 million in the comparable period in 2003, and decreased $2.5 million or 7.0% to $33.1 million in the first two quarters of 2004, from $35.6 million in the comparable period in 2003, as summarized in the following table.

Domestic Distribution	Second Quarter of 2004		Second Quarter of 2003		First Two Quarters of 2004		First Two Quarters of 2003
Revenues	$180.9	100.0%	$154.6	100.0%	$351.8	100.0%	$322.1	100.0%
Cost of sales	164.5	90.9	137.7	89.1	318.7	90.6	286.5	88.9

Distribution operating margin	$16.4	9.1%	$16.9	10.9%	$33.1	9.4%	$35.6	11.1%

The decreases in the domestic distribution operating margin during the second quarter and first two quarters of 2004 were due primarily to decreases in volumes and, to a lesser extent, increases in insurance, delivery and depreciation costs.

As a percentage of distribution revenues, the distribution operating margin decreased 1.8 percentage points to 9.1%, in the second quarter of 2004 from 10.9% in the comparable period in 2003, and decreased 1.7 percentage points to 9.4%, in the first two quarters of 2004 from 11.1% in the comparable period in 2003. These decreases were due primarily to increased food prices, including cheese, and a decrease in volumes shipped to domestic stores. Increases in certain food prices, primarily cheese, have a negative effect on the distribution operating margin due to the fixed dollar margin earned by domestic distribution on the sale of certain food items. Had the 2004 average cheese prices been in effect during the comparable periods of 2003, the distribution operating margin for the second quarter and first two quarters of 2003 would have been approximately 9.2% and 10.0% of distribution revenues, respectively, or 1.7 percentage points and 1.1 percentage points, respectively, lower than the reported 2003 amounts.

General and Administrative Expenses

General and administrative expenses increased $0.6 million or 1.7% to $38.3 million in the second quarter of 2004, from $37.7 million in the comparable period in 2003, and increased $0.8 million or 1.0% to $75.9 million in the first two quarters of 2004, from $75.1 million in the comparable period in 2003. The increases in general and administrative expenses were due primarily to increases in rents, insurance and labor costs.

As a percentage of revenues, general and administrative expenses decreased 0.9 percentage points to 11.8% in the second quarter of 2004, from 12.7% in the comparable period in 2003, and decreased 0.6 percentage points to 11.8% in the first two quarters of 2004, from 12.4% in the comparable period in 2003. These decreases in general and administrative expenses as a percentage of revenues were due primarily to the positive impact on general and administrative expenses as a percentage of revenues that resulted from increased revenues in our distribution centers related to rising food prices. Had the 2004 average cheese prices been in effect during the comparable periods of 2003, general and administrative costs as a percentage of revenues for the second quarter and first two quarters of 2003 would have been approximately 11.6% and 11.7% of revenues, respectively, or 1.1 percentage points and 0.7 percentage points, respectively, lower than the reported 2003 amounts.

Interest Expense

Interest expense increased $2.9 million or 26.2% to $13.9 million in the second quarter of 2004, from $11.0 million in the comparable period in 2003 and increased $4.5 million or 19.4% to $27.9 million in the first two quarters of 2004, from $23.4 million in the comparable period in 2003. These increases in interest expense were due primarily to increased debt levels as a result of our June 2003 recapitalization, offset in part by more favorable interest rates. Our average outstanding debt balance, excluding capital lease obligations, increased $343.6 million to $933.5 million in the first two quarters of 2004, from $589.9 million in the comparable period in 2003. Our effective borrowing rate, including the effect of interest rate derivatives, decreased 1.6 percentage points to 5.9% during the first two quarters of 2004, from 7.5% in the comparable period in 2003.

Other

Other expense decreased $1.7 million in the first two quarters of 2004. This decrease was due to losses incurred in connection with redeeming $20.5 million of Domino’s, Inc. senior subordinated notes in the first quarter of 2003.

Provision for Income Taxes

Provision for income taxes decreased $1.1 million to $9.6 million in the second quarter of 2004, from $10.7 million in the comparable period in 2003, and decreased $0.6 million to $20.8 million in the second quarter of 2004, from $21.4 million in the comparable period in 2003.

Liquidity and Capital Resources

We had working capital of $32.5 million and cash and cash equivalents of $51.3 million at June 13, 2004. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay debt and invest in long-term assets, reduce our working capital amounts. More recently, due to the one percent annual amortization payments required by our senior secured credit facility, as well as voluntary prepayments we have made on the senior secured credit facility principal amount, we do not have a significant current portion of long-term debt. Accordingly, our working capital has been positively impacted. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt repayments from these sources. We did not have any material commitments for capital expenditures as of June 13, 2004.

As of June 13, 2004, we had $929.2 million of debt, of which $0.3 million was classified as a current liability. There were no borrowings under our $125.0 million revolving credit facility. Letters of credit issued under the revolving credit facility were $24.8 million. These letters of credit are primarily related to our casualty insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $52.5 million and $60.4 million in the first two quarters of 2004 and 2003, respectively. The $7.9 million decrease was due primarily to a $1.5 million decrease in net income and a $6.3 million net change in operating assets and liabilities.

Cash used in investing activities was $17.3 million and $9.6 million in the first two quarters of 2004 and 2003, respectively. The $7.7 million increase was due primarily to a $6.1 million increase in capital expenditures, due primarily to renovations of our corporate headquarters, and a $0.8 million decrease in net repayments of notes receivable.

Cash used in financing activities was $27.3 million and $21.8 million in the first two quarters of 2004 and 2003, respectively. The $5.5 million increase was due primarily to a $5.0 million increase in repayments of debt and a $0.6 million increase in cash paid for financing costs.

On July 16, 2004, Domino’s Pizza, Inc. completed an initial public offering of its common stock. With the proceeds to us from that offering, Domino’s, Inc. will redeem approximately $109.1 million of its senior subordinated notes due 2011. The redemption is expected to occur during the third fiscal quarter of 2004 at 108.25% of par value of the notes plus accrued interest. Prior to the completion of the offering, Domino’s, Inc. amended and restated its senior secured credit facility to, among other amendments, allow for such use of proceeds from the initial public offering.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior secured credit facility or otherwise to enable us to service our indebtedness, including the senior secured credit facility and the senior subordinated notes, or to make anticipated capital expenditures, or to make anticipated dividend payments. Our future operating performance and our ability to service or refinance the senior subordinated notes and to service, extend or refinance the senior secured credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Additionally, Domino’s, Inc. may be requested to provide funds to its parent company, Domino’s Pizza, Inc. for dividends, distributions and/or other cash needs of Domino’s Pizza, Inc.

Forward-Looking Statements

Certain statements contained in this filing relating to capital spending levels and the adequacy of our capital resources are forward-looking. Also, statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are competitive factors, increases in our operating costs, ability to retain our key personnel, our substantial leverage, ability to implement our growth and cost-saving strategies, industry trends and general economic conditions, adequacy of insurance coverage and other factors, all of which are described in our filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to market risks from interest rate changes on our variable rate debt. Management actively monitors this exposure. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

Interest Rate Derivatives

We enter into interest rate swaps, collars or similar instruments with the objective of reducing volatility relating to our borrowing costs.

We are party to three interest rate swap agreements which effectively convert the variable LIBOR component of the effective interest rate on a portion of our debt under our senior secured credit facility to various fixed rates over various terms. We are also party to two interest rate swap agreements which effectively convert the fixed component of our debt under our senior subordinated notes to variable LIBOR rates over the term of the senior subordinated notes.

These agreements are summarized in the following table.

Derivative	Total Notional Amount	Term	Domino’s Pays	Counterparty Pays
Interest Rate Swap	$60.0 million	June 2001 – June 2004	4.90%	LIBOR
Interest Rate Swap	$30.0 million	September 2001 – September 2004	3.69%	LIBOR
Interest Rate Swap	$75.0 million	August 2002 – June 2005	3.25%	LIBOR
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points	8.25%
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points	8.25%

In 2004, we entered into two additional interest rate swap agreements effectively converting the variable Eurodollar component on a portion of our senior secured credit facility term debt to various fixed rates over various terms. The first agreement has a notional amount of $300.0 million, begins in June 2004, ends in June 2005 and fixes our interest rate at 1.62%. The second agreement has a notional starting amount of $350.0 million, begins in June 2005, ends in June 2007 and fixes our interest rate at 3.21%. We pay a fixed interest rate under these agreements while the counterparty pays a floating rate.

Interest Rate Risk

Our variable interest expense is sensitive to changes in the general level of interest rates. At June 13, 2004, the weighted average interest rate on our $458.0 million of variable interest debt was 3.75%.

We had total interest expense of approximately $27.9 million in the first two quarters of 2004. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $4.3 million.

Item 4. Controls and Procedures

Domino’s Pizza, Inc.’s Chairman and Chief Executive Officer, David A. Brandon, and Executive Vice President and Chief Financial Officer, Harry J. Silverman, performed an evaluation of the effectiveness of Domino’s Pizza, Inc.’s and Domino’s, Inc.’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Messrs. Brandon and Silverman concluded that each of Domino’s Pizza, Inc.’s and Domino’s, Inc.’s disclosure controls and procedures were effective.

During the quarterly period ended June 13, 2004 there have been no changes in either Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices and, specifically in California, wage and hour claims and an action alleging that our store managers are misclassified as exempt employees. We believe that these matters, individually and in the aggregate, will not have a significant adverse effect on our financial condition and that our established reserves adequately provide for the estimated resolution of such claims.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On July 12, 2004, the Securities and Exchange Commission declared Domino’s Pizza, Inc.’s Registration Statement on Form S-1 (File No. 333-114442-01) effective. On July 16, 2004, Domino’s Pizza, Inc. closed its offering for an aggregate of 9,375,000 shares of Domino’s Pizza, Inc.’s common stock, $.01 par value per share, at an initial public offering price of $14.00 per share (subject to an underwriting discount of $0.96 per share). In addition, the selling stockholders identified in the registration statement sold an aggregate of 14,846,929 shares of Domino’s Pizza, Inc. common stock at an initial public offering price of $14.00 (subject to an underwriting discount of $0.96 per share). The underwriters have an option, exercisable for a period of 30 days from the date of the final prospectus related to the initial public offering, to purchase from certain selling stockholders up to an additional 3,633,289 shares of Domino’s Pizza, Inc. common stock at an initial public offering price of $14.00 per share (subject to an underwriting discount of $0.96 per share) to cover over-allotments, if any.

The registration statement referred to above, together with Domino’s Pizza, Inc.’s registration statement on Form S-1 (File No. 333-117324) filed on July 12, 2004 pursuant to Rule 462(b) under the Securities Act of 1933, registered a total of 9,375,000 shares of Domino’s Pizza, Inc. common stock to be sold by Domino’s Pizza, Inc. and a total of 18,480,218 shares of Domino’s Pizza, Inc. common stock to be sold by selling stockholders, including 3,633,289 shares of Domino’s Pizza, Inc. common stock subject to the over-allotment option referred to above. The shares sold by Domino’s Pizza, Inc. have an aggregate offering price (net of the related underwriting discount) of approximately $122.3 million and the shares sold by the selling stockholders have an aggregate offering price (net of the related underwriting discount) of approximately $193.6 million. Including the shares that are subject to the over-allotment option, the shares registered for sale by the selling stockholders have an aggregate offering price (net of the related underwriting discount) of approximately $241.0 million.

The managing underwriters for the offering were J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Bear, Stearns & Co. Inc., Credit Suisse First Boston LLC and Lehman Brothers Inc. Net proceeds to Domino’s Pizza, Inc. were approximately $119.3 million after deducting underwriting discounts of $9.0 million and estimated offering expenses of approximately $3.0 million. All of such underwriting discounts and estimated expenses represent amounts payable to persons not affiliated with Domino’s Pizza, Inc.

All of the net proceeds to Domino’s Pizza, Inc. will be used to redeem, at a premium plus accrued interest, approximately $109.1 million in aggregate principal amount of Domino’s, Inc.’s outstanding 8 1/4% senior subordinated notes due 2011. The redemption is expected to occur during the third quarter of fiscal 2004.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Pursuant to Section 228 of the General Corporation Law of the State of Delaware, on April 19, 2004 TISM, Inc., as sole stockholder of Domino’s Pizza, Inc., by written consent without a meeting, adopted resolutions approving the reincorporation merger of TISM, Inc. and Domino’s Pizza, Inc.

Votes cast for the above matters: Common Stock – 1,000 shares

Pursuant to Section 228 of the General Corporation Law of the State of Delaware, on June 2, 2004 the stockholders of Domino’s Pizza, Inc., by written consent without a meeting, adopted resolutions:

1.	Approving the Second Restated Certificate of Incorporation of Domino’s Pizza, Inc.

2.	Approving the Amended and Restated By-laws of Domino’s Pizza, Inc.

3.	Approving the 2004 Equity Incentive Plan.

4.	Approving the 2004 Employee Stock Purchase Plan.

5.	Approving an amendment to the Fourth Amended and Restated Stock Option Plan.

6.	Appointing PricewaterhouseCoopers LLP as Domino’s Pizza, Inc.’s independent public accounting firm.

7.	Approve the form of indemnification agreement.

8.	Electing (i) Andrew B. Balson and Harry J. Silverman as Class I Directors, to serve until the annual meeting of stockholders in 2005; (ii) David A. Brandon and Mark E. Nunnelly as Class II Directors, to serve until the annual meeting of stockholders in 2006; and (iii) Dennis F. Hightower and Robert M. Rosenberg as Class III Directors, to serve until the annual meeting of stockholders in 2007.

Votes cast for the above matters: Common Stock – 21,208,686 shares

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit Number	Description
10.1	Second Amendment and Consent to Credit Agreement and First Amendment to Subsidiaries Guaranty (Incorporated by reference to Exhibit 10.1 to the Domino’s, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2004).

31.1	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Harry J. Silverman pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.3	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

31.4	Certification by Harry J. Silverman pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

32.1	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Harry J. Silverman pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.3	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

32.4	Certification by Harry J. Silverman pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

b.	Reports on Form 8-K.

The following Current Reports on Form 8-K were filed with or furnished to the SEC during the period covered by this report:

Current Report on Form 8-K of Domino’s, Inc. dated March 23, 2004, which included a press release announcing financial results for the fourth quarter and fiscal year ended December 28, 2003.

Current Report on Form 8-K of Domino’s, Inc. dated April 13, 2004, which included a press release announcing that TISM, Inc., the parent company of Domino’s, Inc., and one of TISM’s subsidiaries, Domino’s Pizza, Inc., filed a registration statement on Form S-1 with the Securities and Exchange Commission to register the sale of shares of common stock in an initial public offering.

Current Report on Form 8-K of Domino’s, Inc. dated May 4, 2004, which included a press release announcing financial results for the first quarter of 2004 which ended March 21, 2004.

Current Report on Form 8-K of Domino’s, Inc. dated May 6, 2004, which included a press release announcing that Domino’s, Inc., together with its parent company, TISM, Inc., and various subsidiaries of TISM entered into a Second Amendment and Consent to Credit Agreement and First Amendment to Subsidiaries Guaranty with J.P. Morgan Securities Inc., as sole lead arranger and book runner, JPMorgan Chase Bank, as administrative agent for Lenders, CITICORP North America, Inc., as syndication agent and BANK ONE, NA as documentation agent and the other lenders party thereto, and including such amendment as an exhibit to the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

DOMINO’S PIZZA, INC.
DOMINO’S, INC.
(Registrants)

Date: July 27, 2004	/s/ Harry J. Silverman
Harry J. Silverman
Chief Financial Officer