Form 10-Q
period 2004-09-05
DOMINOS PIZZA INC; DOMINOS INC
filed 2004-10-19
CIK 1286681, 1079458

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 5, 2004

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of October 11, 2004, Domino’s Pizza, Inc. had 68,655,553 shares of common stock, par value $0.01 per share, outstanding. As of October 11, 2004, Domino’s, Inc. had 10 shares of common stock, par value $0.01 per share, outstanding. All of the stock of Domino’s, Inc. was held by Domino’s Pizza, Inc.

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

Domino’s Pizza, Inc.

Domino’s, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 5, 2004	December 28, 2003 (Note)
Assets
Current assets:
Cash and cash equivalents	$20,223	$42,852
Accounts receivable	64,091	64,571
Inventories	23,357	19,480
Notes receivable	1,479	3,785
Prepaid expenses and other	19,563	16,040
Advertising fund assets, restricted	28,043	30,544
Deferred income taxes	5,843	5,730

Total current assets	162,599	183,002

Property, plant and equipment:
Land and buildings	22,156	21,849
Leasehold and other improvements	70,935	61,433
Equipment	167,553	158,286
Construction in progress	6,466	6,133

	267,110	247,701
Accumulated depreciation and amortization	131,326	120,634

Property, plant and equipment, net	135,784	127,067

Other assets:
Deferred financing costs	13,946	18,847
Goodwill	23,780	23,432
Capitalized software	25,003	27,197
Other assets	19,764	16,988
Deferred income taxes	40,167	52,042

Total other assets	122,660	138,506

Total assets	$421,043	$448,575

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$317	$18,572
Accounts payable	50,001	53,388
Insurance reserves	10,737	9,432
Advertising fund liabilities	28,043	30,544
Other accrued liabilities	57,023	72,327

Total current liabilities	146,121	184,263

Long-term liabilities:
Long-term debt, less current portion	804,004	941,165
Insurance reserves	17,928	15,941
Other accrued liabilities	27,925	25,169

Total long-term liabilities	849,857	982,275

Stockholders’ deficit:
Class L common stock	—	36
Common stock	687	327
Additional paid-in capital	302,004	181,897
Retained deficit	(881,842)	(900,232)
Deferred stock compensation	(218)	—
Accumulated other comprehensive income	4,434	9

Total stockholders’ deficit	(574,935)	(717,963)

Total liabilities and stockholders’ deficit	$421,043	$448,575

Note: The balance sheet at December 28, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(In thousands, except per share data)	September 5, 2004	September 7, 2003	September 5, 2004	September 7, 2003
Revenues:
Domestic Company-owned stores	$87,471	$82,419	$259,497	$258,236
Domestic franchise	35,199	31,411	103,604	98,164
Domestic distribution	177,422	157,689	529,199	479,757
International	24,886	21,329	75,669	64,159

Total revenues	324,978	292,848	967,969	900,316

Cost of sales:
Domestic Company-owned stores	72,118	67,861	211,192	208,033
Domestic distribution	161,002	142,354	479,683	428,823
International	12,576	11,133	39,099	34,719

Total cost of sales	245,696	221,348	729,974	671,575

Operating margin	79,282	71,500	237,995	228,741

General and administrative	50,904	49,097	126,824	124,243

Income from operations	28,378	22,403	111,171	104,498

Interest income	226	124	409	320
Interest expense	(17,280)	(30,967)	(45,170)	(54,320)
Other	(9,751)	(20,422)	(9,751)	(22,164)

Income (loss) before provision (benefit) for income taxes	1,573	(28,862)	56,659	28,334

Provision (benefit) for income taxes	594	(10,824)	21,389	10,625

Net income (loss)	$979	$(18,038)	$35,270	$17,709

Net income (loss) available to common stockholders – basic and diluted	$979	$(52,012)	$35,270	$(25,332)

Earnings per share:
Class L common stock – basic	$0.50	$2.31	$5.57	$7.85
Class L common stock – diluted	0.50	2.31	5.57	7.83

Common stock – basic	$(0.02)	$(1.85)	$0.37	$(1.64)
Common stock – diluted	(0.02)	(1.85)	0.35	(1.64)

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
(In thousands)	September 5, 2004	September 7, 2003
Cash flows from operating activities:
Net income	$35,270	$17,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,428	19,993
Amortization of deferred financing costs	6,535	18,674
Provision for deferred income taxes	8,927	3,901
Other	1,140	144
Changes in operating assets and liabilities	(15,552)	(8,327)

Net cash provided by operating activities	57,748	52,094

Cash flows from investing activities:
Capital expenditures	(28,640)	(17,567)
Other	1,945	7,653

Net cash used in investing activities	(26,695)	(9,914)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	1,010,090
Cash paid for financing fees	(654)	(20,048)
Repayments of debt	(155,593)	(640,426)
Net proceeds from the issuance of common stock	119,550	—
Purchases of preferred stock	—	(200,557)
Distributions	(16,880)	(188,333)
Other	(596)	(372)

Net cash used in financing activities	(54,173)	(39,646)

Effect of exchange rate changes on cash and cash equivalents	491	5

Increase (decrease) in cash and cash equivalents	(22,629)	2,539

Cash and cash equivalents, at beginning of period	42,852	22,596

Cash and cash equivalents, at end of period	$20,223	$25,135

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except share and per share amounts)

September 5, 2004

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 5, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2005.

Domino’s Pizza, Inc. is the parent and holding company of Domino’s, Inc. Accordingly, all 10 outstanding shares of Domino’s, Inc. common stock, par value $0.01 per share, are owned by Domino’s Pizza, Inc. As the holding company of Domino’s, Inc., Domino’s Pizza, Inc. does not conduct ongoing business operations. As a result, the financial information for Domino’s Pizza, Inc. and subsidiaries and Domino’s, Inc. and subsidiaries is substantially similar. As the differences are minor, we have presented Domino’s Pizza, Inc. and subsidiaries information throughout this filing, except for the supplemental guarantor condensed consolidating financial statements of Domino’s, Inc. and subsidiaries included in footnote 7.

2. Comprehensive Income (Loss)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 5, 2004	September 7, 2003	September 5, 2004	September 7, 2003
Net income (loss)	$979	$(18,038)	$35,270	$17,709
Unrealized gains (losses) on derivative instruments, net of tax	(3,210)	576	2,996	(990)
Reclassification adjustment for losses included in net income (loss), net of tax	366	906	1,703	2,999
Currency translation adjustment	134	(679)	(274)	556

Comprehensive income (loss)	$(1,731)	$(17,235)	$39,695	$20,274

3. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended September 5, 2004 and September 7, 2003
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2004	$122,670	$203,401	$24,886	$(25,979)	$—	$324,978
2003	113,830	181,092	21,329	(23,403)	—	292,848
Income from operations –
2004	$29,480	$9,936	$7,238	N/A	$(18,276)	$28,378
2003	25,625	9,195	6,654	N/A	(19,071)	22,403
Segment Income –
2004	$32,619	$12,530	$7,500	N/A	$(6,524)	$46,125
2003	28,643	10,958	6,895	N/A	(4,486)	42,010

	Three Fiscal Quarters Ended September 5, 2004 and September 7, 2003
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2004	$363,101	$603,527	$75,669	$(74,328)	$—	$967,969
2003	356,400	551,438	64,159	(71,681)	—	900,316
Income from operations –
2004	$89,598	$31,348	$22,227	N/A	$(32,002)	$111,171
2003	86,452	31,526	18,666	N/A	(32,146)	104,498
Segment Income –
2004	$98,637	$38,490	$23,005	N/A	$(17,096)	$143,036
2003	95,257	36,678	19,337	N/A	(13,980)	137,292

The following table reconciles Total Segment Income to consolidated income (loss) before provision (benefit) for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 5, 2004	September 7, 2003	September 5, 2004	September 7, 2003
Total Segment Income	$46,125	$42,010	$143,036	$137,292
Depreciation and amortization	(7,370)	(6,668)	(21,428)	(19,993)
Gains (losses) on sale/disposal of assets	(365)	2,795	(402)	3,152
Other non-cash stock compensation expense	(12)	—	(35)	(219)
Termination of management agreement	(10,000)	—	(10,000)	—
2003 recapitalization expenses	—	(15,734)	—	(15,734)

Income from operations	28,378	22,403	111,171	104,498
Interest income	226	124	409	320
Interest expense	(17,280)	(30,967)	(45,170)	(54,320)
Other	(9,751)	(20,422)	(9,751)	(22,164)

Income (loss) before provision (benefit) for income taxes	$1,573	$(28,862)	$56,659	$28,334

4. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 5, 2004	September 7, 2003	September 5, 2004	September 7, 2003
Net income (loss)	$979	$(18,038)	$35,270	$17,709
Accumulated preferred stock dividends	—	(373)	—	(9,125)
Accretion amounts relating to redemption value of preferred stock	—	(33,601)	—	(33,916)

Net income (loss) available to common stockholders – basic and diluted	$979	$(52,012)	$35,270	$(25,332)

Allocation of net income (loss) to common stockholders:
Class L	$1,823	$8,350	$20,138	$28,357
Common stock	(844)	(60,362)	15,132	(53,689)

Weighted average number of shares:
Class L	3,613,978	3,614,466	3,613,991	3,614,629
Common stock	55,813,460	32,705,967	40,406,868	32,707,435

Earnings per share – basic:
Class L	$0.50	$2.31	$5.57	$7.85
Common stock	(0.02)	(1.85)	0.37	(1.64)

Diluted weighted average number of shares:
Class L	3,617,682	3,619,134	3,617,371	3,620,502
Common stock	55,813,460	32,705,967	42,875,425	32,707,435

Earnings per share – diluted:
Class L	$0.50	$2.31	$5.57	$7.83
Common stock	(0.02)	(1.85)	0.35	(1.64)

The denominator in calculating diluted earnings per share for common stock for the third quarter of 2004 does not include 2,441,176 dilutive shares resulting from stock options as their inclusion would be anti-dilutive. Additionally, the denominator in calculating diluted earnings per share for common stock for the third quarter and first three quarters of 2003 does not include 1,992,759 and 2,119,319, respectively, of dilutive shares resulting from stock options as their inclusion would be anti-dilutive.

5. Stock-Based Compensation

We account for our stock option plans under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to the stock-based employee compensation.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 5, 2004	September 7, 2003	September 5, 2004	September 7, 2003
Net income (loss), as reported	$979	$(18,038)	$35,270	$17,709
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	12	1,726	35	1,863
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(210)	(2,534)	(381)	(2,771)

Net income (loss), pro forma	$781	$(18,846)	$34,924	$16,801

The pro forma basic and diluted earnings per share amounts for Class L and common stock are the same as reported amounts.

6. Significant Changes in Equity

Prior to the Domino’s Pizza, Inc. initial public offering of common stock (the “IPO”) completed on July 16, 2004, the Company amended its certificate of incorporation and bylaws to, among other changes, convert all of its Class L common stock into shares of its common stock. In the IPO, Domino’s Pizza, Inc. issued and sold 9,375,000 shares of common stock resulting in net proceeds to the Company of approximately $119.6 million. Also in the IPO, existing shareholders sold an aggregate of 14,846,929 shares of common stock. The Company did not receive any proceeds from the sale of shares by the selling shareholders. Immediately following the closing of the IPO, the Company had 68,653,626 shares of common stock outstanding. Additionally, in connection with the IPO, the Company used general funds to pay in full $16.9 million of contingent notes held by our founder and former majority stockholder and his spouse.

7. Supplemental Guarantor Condensed Consolidating Financial Statements of Domino’s, Inc. and Subsidiaries

The tables below present condensed consolidating financial information for the applicable periods for: (1) Domino’s, Inc.; (2) on a combined basis, the guarantor subsidiaries of Domino’s, Inc.’s senior subordinated notes due 2011, which includes most of the domestic subsidiaries of Domino’s, Inc. and one foreign subsidiary of Domino’s, Inc.; and (3) on a combined basis, the non-guarantor subsidiaries of Domino’s, Inc.’s senior subordinated notes due 2011. The separate financial statements of Domino’s, Inc. and subsidiaries are presented using the equity method of accounting. Accordingly, Domino’s, Inc.’s investment in subsidiaries is included in “Other assets” and the net earnings of the subsidiaries are included in “Equity earnings in subsidiaries”. Except for the minor differences noted in the footnotes to the condensed consolidating financial statements below, the consolidated financial statements of Domino’s, Inc. and subsidiaries are substantially similar to the consolidated financial statements of Domino’s Pizza, Inc. and subsidiaries. Each of the guarantor subsidiaries is jointly, severally, fully and unconditionally liable under the related guarantee.

Domino’s, Inc. and Subsidiaries

Supplemental Guarantor Condensed Consolidating Balance Sheets

	As of September 5, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$3,109	$15,533	$1,581	$—	$20,223
Accounts receivable	—	57,422	6,669	—	64,091
Advertising fund assets, restricted	—	—	28,043	—	28,043
Other current assets	7,735	39,441	3,066	—	50,242

Current assets	10,844	112,396	39,359	—	162,599

Property, plant and equipment, net	—	130,178	5,606	—	135,784

Other assets	220,700	70,604	780	(169,424)	122,660

Total assets	$231,544	$313,178	$45,745	$(169,424)	$421,043

Current portion of long-term debt	$—	$235	$82	$—	$317
Accounts payable	—	35,659	14,342	—	50,001
Advertising fund liabilities	—	—	28,043	—	28,043
Other current liabilities	8,077	57,854	1,429	—	67,360

Current liabilities (1)	8,077	93,748	43,896	—	145,721

Long-term debt	798,002	5,771	231	—	804,004
Other long-term liabilities	—	45,594	259	—	45,853

Long-term liabilities	798,002	51,365	490	—	849,857

Stockholder’s equity (deficit) (1)	(574,535)	168,065	1,359	(169,424)	(574,535)

Total liabilities and stockholder’s equity (deficit)	$231,544	$313,178	$45,745	$(169,424)	$421,043

	As of December 28, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents (1)	$—	$41,123	$1,603	$—	$42,726
Accounts receivable	—	59,109	5,462	—	64,571
Advertising fund assets, restricted	—	—	30,544	—	30,544
Other current assets	7,664	35,243	2,128	—	45,035

Current assets	7,664	135,475	39,737	—	182,876

Property, plant and equipment, net	—	122,815	4,252	—	127,067

Other assets	248,660	81,897	805	(192,856)	138,506

Total assets	$256,324	$340,187	$44,794	$(192,856)	$448,449

Current portion of long-term debt	$18,234	$221	$117	$—	$18,572
Accounts payable	—	41,832	11,556	—	53,388
Advertising fund liabilities	—	—	30,544	—	30,544
Other current liabilities	20,944	59,721	1,094	—	81,759

Current liabilities	39,178	101,774	43,311	—	184,263

Long-term debt	934,914	5,931	320	—	941,165
Other long-term liabilities	321	40,521	268	—	41,110

Long-term liabilities	935,235	46,452	588	—	982,275

Stockholder’s equity (deficit) (1)	(718,089)	191,961	895	(192,856)	(718,089)

Total liabilities and stockholder’s equity (deficit)	$256,324	$340,187	$44,794	$(192,856)	$448,449

(1)	Domino’s Pizza, Inc. and subsidiaries had current liabilities of $146,121, or $400 more than Domino’s, Inc. and subsidiaries at September 5, 2004. Domino’s Pizza, Inc. and subsidiaries had cash and cash equivalents of $42,852, or $126 more than Domino’s, Inc. and subsidiaries at December 28, 2003. Domino’s Pizza, Inc. and subsidiaries had total stockholders’ deficit of $(574,935) and $(717,963), or $400 more than and $126 less than Domino’s, Inc. and subsidiaries at September 5, 2004 and December 28, 2003, respectively. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

Domino’s, Inc. and Subsidiaries

Supplemental Guarantor Condensed Consolidating Statements of Income

	Fiscal Quarter Ended September 5, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$318,623	$6,355	$—	$324,978

Cost of sales	—	240,944	4,752	—	245,696

Operating margin	—	77,679	1,603	—	79,282

General and administrative	—	48,831	2,073	—	50,904

Income (loss) from operations	—	28,848	(470)	—	28,378

Equity earnings in subsidiaries	17,520	—	—	(17,520)	—
Interest income (expense), net (2)	(16,921)	(501)	344	—	(17,078)
Other expense	(9,751)	—	—	—	(9,751)

Income (loss) before provision (benefit) for income taxes	(9,152)	28,347	(126)	(17,520)	1,549

Provision (benefit) for income taxes	(10,107)	10,701	—	—	594

Net income (loss) (2)	$955	$17,646	$(126)	$(17,520)	$955

	Three Fiscal Quarters Ended September 5, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$948,696	$19,273	$—	$967,969

Cost of sales	—	715,672	14,302	—	729,974

Operating margin	—	233,024	4,971	—	237,995

General and administrative	—	120,960	5,864	—	126,824

Income (loss) from operations	—	112,064	(893)	—	111,171

Equity earnings in subsidiaries	68,688	—	—	(68,688)	—
Interest income (expense), net (2)	(44,452)	(412)	78	—	(44,786)
Other expense	(9,751)	—	—	—	(9,751)

Income (loss) before provision (benefit) for income taxes	14,485	111,652	(815)	(68,688)	56,634

Provision (benefit) for income taxes	(20,760)	42,149	—	—	21,389

Net income (loss) (2)	$35,245	$69,503	$(815)	$(68,688)	$35,245

	Fiscal Quarter Ended September 7, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$288,044	$4,804	$—	$292,848

Cost of sales	—	217,603	3,745	—	221,348

Operating margin	—	70,441	1,059	—	71,500

General and administrative (2)	—	48,260	1,315	—	49,575

Income (loss) from operations	—	22,181	(256)	—	21,925

Equity earnings in subsidiaries	13,624	—	—	(13,624)	—
Interest income (expense), net	(30,915)	147	(75)	—	(30,843)
Other expense	(20,422)	—	—	—	(20,422)

Income (loss) before provision (benefit) for income taxes	(37,713)	22,328	(331)	(13,624)	(29,340)

Provision (benefit) for income taxes (2)	(19,375)	8,373	—	—	(11,002)

Net income (loss) (2)	$(18,338)	$13,955	$(331)	$(13,624)	$(18,338)

	Three Fiscal Quarters Ended September 7, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$885,540	$14,776	$—	$900,316

Cost of sales	—	660,234	11,341	—	671,575

Operating margin	—	225,306	3,435	—	228,741

General and administrative (2)	—	120,647	3,854	—	124,501

Income (loss) from operations	—	104,659	(419)	—	104,240

Equity earnings in subsidiaries	65,020	—	—	(65,020)	—
Interest income (expense), net	(54,169)	375	(207)	—	(54,001)
Other expense	(22,164)	—	—	—	(22,164)

Income (loss) before provision (benefit) for income taxes	(11,313)	105,034	(626)	(65,020)	28,075

Provision (benefit) for income taxes (2)	(28,860)	39,388	—	—	10,528

Net income (loss) (2)	$17,547	$65,646	$(626)	$(65,020)	$17,547

(2)	Domino’s Pizza, Inc. and subsidiaries incurred interest expense, net of $17,054 and $44,761 or $24 and $25 less than Domino’s, Inc. and subsidiaries, during the third quarter and first three quarters of 2004, respectively. Accordingly, Domino’s Pizza, Inc. and subsidiaries net income was $24 and $25 more than Domino’s, Inc. and subsidiaries for the third quarter and first three quarters of 2004, respectively. Domino’s Pizza, Inc. and subsidiaries incurred general and administrative expenses of $49,097 and $124,243 or $478 and $258 less than Domino’s, Inc. and subsidiaries, during the third quarter and first three quarters of 2003, respectively and incurred related provision (benefit) for income taxes of $(10,824) and $10,625, or $178 and $97 more than Domino’s, Inc. and subsidiaries, during the third quarter and first three quarters of 2003, respectively. Accordingly, Domino’s Pizza, Inc. and subsidiaries net income (loss) was $300 and $162 more than Domino’s, Inc. and subsidiaries for the third quarter and first three quarters of 2003, respectively. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

Domino’s, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statements of Cash Flows

	Three Fiscal Quarters Ended September 5, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities (3)	$(57,392)	$112,377	$2,338	$—	$57,323

Capital expenditures	—	(26,404)	(2,236)	—	(28,640)
Other	—	1,945	—	—	1,945

Net cash used in investing activities	—	(24,459)	(2,236)	—	(26,695)

Repayments of debt	(155,334)	(156)	(103)	—	(155,593)
Distributions to parent, net	216,489	(113,864)	—	—	102,625
Other	(654)	—	—	—	(654)

Net cash provided by (used in) financing activities (3)	60,501	(114,020)	(103)	—	(53,622)

Effect of exchange rate changes on cash and cash equivalents	—	512	(21)	—	491

Increase (decrease) in cash and cash equivalents	3,109	(25,590)	(22)	—	(22,503)

Cash and cash equivalents, at beginning of period (3)	—	41,123	1,603	—	42,726

Cash and cash equivalents, at end of period	$3,109	$15,533	$1,581	$—	$20,223

	Three Fiscal Quarters Ended September 7, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(57,872)	$109,672	$294	$—	$52,094

Capital expenditures	—	(17,065)	(502)	—	(17,567)
Other	—	7,653	—	—	7,653

Net cash used in investing activities	—	(9,412)	(502)	—	(9,914)

Proceeds from issuance of long-term debt	1,010,090	—	—	—	1,010,090
Repayments of debt	(640,381)	—	(45)	—	(640,426)
Distributions to parent, net	(291,789)	(97,474)	—	—	(389,262)
Other	(20,048)	—	—	—	(20,048)

Net cash provided by (used in) financing activities	57,872	(97,474)	(45)	—	(39,646)

Effect of exchange rate changes on cash and cash equivalents	—	(22)	27	—	5

Increase (decrease) in cash and cash equivalents	—	2,764	(226)	—	2,539

Cash and cash equivalents, at beginning of period (3)	—	21,522	950	—	22,472

Cash and cash equivalents, at end of period (3)	$—	$24,286	$724	$—	$25,010

(3)	Domino’s Pizza, Inc. and subsidiaries had net cash provided by operating activities of $57,748, or $425 more than Domino’s, Inc. and subsidiaries, during the first three quarters of 2004 and had net cash used in financing activities of $54,173, or $551 more than Domino’s, Inc. and subsidiaries, during the first three quarters of 2004. Cash and cash equivalents for Domino’s Pizza, Inc. and subsidiaries was $42,852, $25,135 and $22,596 at December 28, 2003, September 7, 2003 and December 29, 2002, respectively. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2004 and 2003 third quarters referenced herein represent the twelve-week periods ended September 5, 2004 and September 7, 2003, respectively. The 2004 and 2003 first three quarters referenced herein represent the thirty-six week periods ended September 5, 2004 and September 7, 2003, respectively.

Overview

During the third quarter and first three quarters of 2004, global retail sales, comprised of retail sales at both our franchise and Company-owned stores worldwide, grew 12.0% and 8.6%, respectively. During these same periods, revenues grew 11.0% and 7.5%, respectively. Excluding costs incurred in connection with our IPO in the third quarter of 2004 and costs incurred in connection with our recapitalization in the third quarter of 2003, we achieved an increase in income from operations, despite an intensely competitive landscape, an environment of rising commodity prices negatively affecting our food costs and an increase in losses on sale/disposal of assets of $3.2 million (comprised of a $ 0.4 million net loss in 2004 and a $2.8 million net gain in 2003).

Our global retail sales benefited from strong same store sales growth, both domestically and internationally, an increase in our worldwide store counts and the positive effect of a weaker U.S. dollar in the key international markets in which we compete. During the third quarter and first three quarters of 2004, domestic same store sales increased 8.0% and 2.9%, respectively, led by our domestic franchise operations. These positive same store sales results were driven by positive consumer response to the Company’s marketing and promotional activities. We also had continued strong sales from our international operations, which increased 5.9% and 5.8% on a constant dollar basis during the third quarter and first three quarters of 2004. On a historical dollar basis, international same store sales increased 9.9% and 12.0% during the third quarter and first three quarters of 2004. The third quarter marked the 43rd consecutive quarter that we have grown our international same store sales. Additionally, our worldwide store counts increased 271 stores from year-ago levels, led by our international operations.

Income from operations increased $6.0 million to $28.4 million in the third quarter. This increase was driven largely by $15.7 million of costs incurred in connection with our 2003 recapitalization, offset by $10.0 million of costs incurred in connection with our initial public offering. Additionally, income from operations improved despite the negative impact of a $3.2 million increase in losses on sale/disposal of assets and increases in food costs at Company-owned stores, primarily cheese. The average published cheese block price per pound increased $0.22 to $1.60 in the third quarter of 2004 compared to the prior year. Net income increased $19.0 million to nearly $1.0 million in the third quarter.

Same Store Sales Growth

The following is a summary of our same store sales growth for the third quarter and first three quarters of 2004.

	Third Quarter of 2004	First Three Quarters of 2004
Domestic Company-owned stores	+ 6.8%	+ 1.1%
Domestic franchise stores	+ 8.2%	+ 3.1%

Domestic stores	+ 8.0%	+ 2.9%

International:
Constant dollar	+ 5.9%	+ 5.8%
Historical dollar	+ 9.9%	+ 12.0%

Store Growth Activity

The following is a summary of our store growth activity for the third quarter and first three quarters of 2004.

	Third Quarter of 2004
	Domestic Company-owned Stores	Domestic Franchise Stores	Domestic Stores	International Stores	Total
Store count at June 13, 2004	577	4,348	4,925	2,605	7,530
Openings	1	32	33	59	92
Closings	—	(13)	(13)	(6)	(19)
Transfers	—	—	—	—	—

Store count at September 5, 2004	578	4,367	4,945	2,658	7,603

	First Three Quarters of 2004
	Domestic Company-owned Stores	Domestic Franchise Stores	Domestic Stores	International Stores	Total
Store count at December 28, 2003	577	4,327	4,904	2,523	7,427
Openings	2	81	83	154	237
Closings	(1)	(41)	(42)	(19)	(61)
Transfers	—	—	—	—	—

Store count at September 5, 2004	578	4,367	4,945	2,658	7,603

Income Statement Data

The following is a summary of income statement data for the third quarter and first three quarters of 2004 and 2003.

	Third Quarter of 2004		Third Quarter of 2003		First Three Quarters of 2004		First Three Quarters of 2003
Revenues:
Domestic Company-owned stores	$87.5	26.9%	$82.4	28.1%	$259.5	26.8%	$258.2	28.7%
Domestic franchise	35.2	10.8	31.4	10.7	103.6	10.7	98.2	10.9
Domestic distribution	177.4	54.6	157.7	53.9	529.2	54.7	479.8	53.3
International	24.9	7.7	21.3	7.3	75.7	7.8	64.2	7.1

Total revenues	325.0	100.0	292.8	100.0	968.0	100.0	900.3	100.0

Operating expenses:
Cost of sales	245.7	75.6	221.3	75.6	730.0	75.4	671.6	74.6
General and administrative	50.9	15.7	49.1	16.8	126.8	13.1	124.2	13.8

Income from operations	28.4	8.7	22.4	7.7	111.2	11.5	104.5	11.6

Interest expense, net	17.1	5.2	30.8	10.5	44.8	4.6	54.0	6.0
Other	9.8	3.0	20.4	7.0	9.8	1.0	22.2	2.5

Income (loss) before provision (benefit) for income taxes	1.6	0.5	(28.9)	(9.9)	56.7	5.9	28.3	3.1
Provision (benefit) for income taxes	0.6	0.2	(10.8)	(3.7)	21.4	2.2	10.6	1.2

Net income (loss)	$1.0	0.3%	$(18.0)	(6.2)%	$35.3	3.6%	$17.7	2.0%

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

Consolidated revenues increased $32.2 million or 11.0% to $325.0 million in the third quarter of 2004, from $292.8 million in the comparable period in 2003, and increased $67.7 million or 7.5% to $968.0 million in the first three quarters of 2004, from $900.3 million in the comparable period in 2003. These increases were a result of increases in revenues at each of our reportable segments and are more fully described below.

Domestic Stores

Domestic stores revenues are comprised of revenues from our domestic Company-owned store operations and domestic franchise operations, as summarized in the following table.

Domestic Stores	Third Quarter of 2004		Third Quarter of 2003		First Three Quarters of 2004		First Three Quarters of 2003
Domestic Company-owned stores	$87.5	71.3%	$82.4	72.4%	$259.5	71.5%	$258.2	72.5%
Domestic franchise	35.2	28.7	31.4	27.6	103.6	28.5	98.2	27.5

Total domestic stores revenues	$122.7	100.0%	$113.8	100.0%	$363.1	100.0%	$356.4	100.0%

Domestic stores revenues increased $8.9 million or 7.8% to $122.7 million in the third quarter of 2004, from $113.8 million in the comparable period in 2003, and increased $6.7 million or 1.9% to $363.1 million in the first three quarters of 2004, from $356.4 million in the comparable period in 2003. These increases in revenues were due primarily to increases in both our domestic Company-owned and domestic franchise same store sales as well as increases in the average number of domestic franchise stores in operation during 2004. Domestic same store sales increased 8.0% and 2.9% in the third quarter and first three quarters of 2004, respectively, compared to the same periods in 2003, driven by positive consumer response to the Company’s marketing and promotional activities. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations increased $5.1 million or 6.1% to $87.5 million in the third quarter of 2004, from $82.4 million in the comparable period in 2003, and increased $1.3 million or 0.5% to $259.5 million in the first three quarters of 2004, from $258.2 million in the comparable period in 2003. These increases in revenues were due primarily to increases in same store sales of 6.8% and 1.1% in the third quarter and first three quarters of 2004, respectively, compared to the same periods in 2003. There were 578 and 579 domestic Company-owned stores in operation as of September 5, 2004 and September 7, 2003, respectively.

Domestic Franchise

Revenues from domestic franchise operations increased $3.8 million or 12.1% to $35.2 million in the third quarter of 2004, from $31.4 million in the comparable period in 2003, and increased $5.4 million or 5.5% to $103.6 million in the first three quarters of 2004, from $98.2 million in the comparable period in 2003. These increases in revenues were due primarily to increases in same store sales of 8.2% and 3.1% in the third quarter and first three quarters of 2004, respectively, compared to the same periods in 2003 and an increase in the average number of domestic franchise stores open during 2004. There were 4,367 and 4,296 domestic franchise stores in operation as of September 5, 2004 and September 7, 2003, respectively.

Domestic Distribution

Revenues from domestic distribution operations increased $19.7 million or 12.5% to $177.4 million in the third quarter of 2004, from $157.7 million in the comparable period in 2003, and increased $49.4 million or 10.3% to $529.2 million in the first three quarters of 2004, from $479.8 million in the comparable period in 2003. The increase in domestic distribution revenues in the third quarter of 2004 was due primarily to increases in volumes related to increases in domestic franchise retail sales and a market increase in overall food prices, primarily higher cheese prices. The increase in domestic distribution revenues in the first three quarters of 2004 was due primarily to a market increase in overall food prices, primarily higher cheese prices. The published cheese block price-per-pound averaged $1.60 and $1.65 in the third quarter and first three quarters of 2004, respectively, up from $1.38 and $1.21 in the comparable periods in 2003. Had the 2004 average cheese prices been in effect during the comparable periods of 2003, distribution revenues for the third quarter and first three quarters of 2003 would have been approximately $6.8 million and $40.9 million higher than the reported 2003 amounts, respectively.

International

Revenues from international operations increased $3.6 million or 16.7% to $24.9 million in the third quarter of 2004, from $21.3 million in the comparable period in 2003, and increased $11.5 million or 17.9% to $75.7 million in the first three quarters of 2004, from $64.2 million in the comparable period in 2003. These increases in revenues were due to increases in same store sales, an increase in the average number of international stores open during 2004, and related increases in revenues from our international distribution operations. On a constant dollar basis, same store sales increased 5.9% and 5.8% in the third quarter and first three quarters of 2004, compared to the same periods in 2003. On a historical dollar basis, same store sales increased 9.9% and 12.0% in the third quarter and first three quarters of 2004, respectively, compared to the same periods in 2003, reflecting a generally weaker U.S. Dollar in those markets in which we compete. There were 2,658 and 2,457 international stores in operation as of September 5, 2004 and September 7, 2003, respectively.

Cost of Sales / Operating Margin

Consolidated cost of sales is comprised primarily of domestic Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $7.8 million or 10.9% to $79.3 million in the third quarter of 2004, from $71.5 million in the comparable period in 2003, and increased $9.3 million or 4.0% to $238.0 million in the first three quarters of 2004, from $228.7 million in the comparable period in 2003, as summarized in the following table.

	Third Quarter of 2004		Third Quarter of 2003		First Three Quarters of 2004		First Three Quarters of 2003
Consolidated revenues	$325.0	100.0%	$292.8	100.0%	$968.0	100.0%	$900.3	100.0%
Consolidated cost of sales	245.7	75.6	221.3	75.6	730.0	75.4	671.6	74.6

Consolidated operating margin	$79.3	24.4%	$71.5	24.4%	$238.0	24.6%	$228.7	25.4%

The increases in consolidated operating margin for the third quarter and first three quarters of 2004 were due primarily to increases in domestic franchise and international revenues resulting from strong retail sales growth. As a percentage of revenues, the consolidated operating margin was flat in the third quarter of 2004 compared to the same period in 2003 and decreased 0.8 percentage points to 24.6% in the first three quarters of 2004, from 25.4% in the comparable period in 2003.

Cheese price changes are a “pass-through” in domestic distribution revenues and cost of sales and, as such, have no impact on operating margin or income. However, cheese price changes do impact operating margin as a percentage of revenues. Had the 2004 average cheese prices been in effect during the comparable periods of 2003, the total operating margin for the third quarter and first three quarters of 2003 would have been approximately 23.9% and 24.3% of total revenues, respectively, or an improvement of 0.5 and 0.3 percentage points in the third quarter and first three quarters of 2004, respectively.

Domestic Company-Owned Stores

The domestic Company-owned store operating margin increased $0.8 million or 5.4% to $15.4 million in the third quarter of 2004, from $14.6 million in the comparable period in 2003, and decreased $1.9 million or 3.8% to $48.3 million in the first three quarters of 2004, from $50.2 million in the comparable period in 2003, as summarized in the following table.

Domestic Company-Owned Stores	Third Quarter of 2004		Third Quarter of 2003		First Three Quarter of 2004		First Three Quarters of 2003
Revenues	$87.5	100.0%	$82.4	100.0%	$259.5	100.0%	$258.2	100.0%
Cost of sales	72.1	82.4	67.9	82.3	211.2	81.4	208.0	80.6

Store operating margin	$15.4	17.6%	$14.6	17.7%	$48.3	18.6%	$50.2	19.4%

The increase in the domestic Company-owned store operating margin during the third quarter of 2004 was due primarily to an increase in same store sales, offset in part by an increase in overall food costs, primarily cheese. The decrease in the domestic Company-owned store operating margin during first three quarters of 2004 was due primarily to an increase in overall food costs and an increase insurance costs, offset in part by an increase in same store sales.

As a percentage of store revenues, the store operating margin decreased 0.1 percentage points to 17.6% in the third quarter of 2004, from 17.7% in the comparable period in 2003, and decreased 0.8 percentage points to 18.6% in the first three quarters of 2004, from 19.4% in the comparable period in 2003.

As a percentage of store revenues, food costs increased 1.3 percentage points to 29.0% in the third quarter of 2004, from 27.7% in the comparable period in 2003 and increased 1.2 percentage points to 28.3% in the first three quarters of 2004, from 27.1% in the comparable period in 2003. These increases in food costs as a percentage of store revenues were due primarily to an increase in overall food prices, primarily cheese.

As a percentage of store revenues, labor costs decreased 0.6 percentage points to 30.0% in the third quarter of 2004, from 30.6% in the comparable period in 2003 and decreased 0.4 percentage points to 30.0% in the first three quarters of 2004, from 30.4% in the comparable period in 2003.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.2 percentage points to 11.6% in the third quarter of 2004, from 11.8% in the comparable period in 2003, and increased 0.1 percentage points to 11.3% in the first three quarters of 2004, from 11.2% in the comparable period in 2003.

Domestic Distribution

The domestic distribution operating margin increased $1.1 million or 7.1% to $16.4 million in the third quarter of 2004, from $15.3 million in the comparable period in 2003, and decreased $1.4 million or 2.8% to $49.5 million in the first three quarters of 2004, from $50.9 million in the comparable period in 2003, as summarized in the following table.

Domestic Distribution	Third Quarter of 2004		Third Quarter of 2003		First Three Quarters of 2004		First Three Quarters of 2003
Revenues	$177.4	100.0%	$157.7	100.0%	$529.2	100.0%	$479.8	100.0%
Cost of sales	161.0	90.7	142.4	90.3	479.7	90.6	428.8	89.4

Distribution operating margin	$16.4	9.3%	$15.3	9.7%	$49.5	9.4%	$50.9	10.6%

The increase in the domestic distribution operating margin during the third quarter of 2004 was due primarily to increases in volumes as a result of increases in domestic retail sales, offset in part by increases in insurance, occupancy and delivery costs. The decrease in domestic distribution operating margin during the first three quarters of 2004 was due primarily to increases in insurance, occupancy and delivery costs.

As a percentage of distribution revenues, the distribution operating margin decreased 0.4 percentage points to 9.3% in the third quarter of 2004, from 9.7% in the comparable period in 2003, and decreased 1.2 percentage points to 9.4% in the first three quarters of 2004, from 10.6% in the comparable period in 2003. The decreases in the domestic distribution operating margin as a percentage of revenues were due primarily to the negative impact on operating margin due to increases in food prices.

Had the 2004 average cheese prices been in effect during the comparable periods of 2003, the distribution operating margin for the third quarter and first three quarters of 2003 would have been approximately 9.3% and 9.8% of distribution revenues, respectively, or flat for the third quarter of 2004 and a decrease of 0.4 percentage points during the first three quarters of 2004.

General and Administrative Expenses

General and administrative expenses increased $1.8 million or 3.7% to $50.9 million in the third quarter of 2004, from $49.1 million in the comparable period in 2003, and increased $2.6 million or 2.1% to $126.8 million in the first three quarters of 2004, from $124.2 million in the comparable period in 2003. General and administrative expenses during the third quarter were negatively impacted as compared to 2003 by a $10.0 million payment made in connection with our IPO to an affiliate of our former majority stockholder to terminate its management agreement, as well as a $3.2 million year-over-year increase in losses on sale/disposal of assets, including a $2.8 million gain relating to the collection of a note receivable in 2003. Separately, the Company recognized $0.9 million in 2003 relating to the collection of a previously fully reserved note receivable. The Company also experienced increases in administrative labor, rents, advertising and insurance during 2004. Offsetting these increases in general and administrative expenses was approximately $15.7 million of expenses incurred in connection with the Company’s 2003 recapitalization.

Interest Expense

Interest expense decreased $13.7 million or 44.2% to $17.3 million in the third quarter of 2004, from $31.0 million in the comparable period in 2003 and decreased $9.1 million or 16.8% to $45.2 million in the first three quarters of 2004, from $54.3 million in the comparable period in 2003. These decreases in interest expense were due primarily to approximately $15.6 million of financing fees that were written-off in connection with the Company’s 2003 recapitalization, offset by approximately $3.7 million of financing fees that were written-off in connection with the retirement of $109.1 million of senior subordinated notes in the third quarter of 2004.

Additionally, interest expense was positively impacted by more favorable interest rates. Our effective borrowing rate decreased 0.8 and 1.3 percentage points to 5.6% and 5.7% during the third quarter and first three quarters of 2004, respectively. Our average outstanding debt balance, excluding capital lease obligations, decreased $52.6 million to $898.3 million in the third quarter of 2004, from $950.9 million in the comparable period in 2003. Our average outstanding debt, excluding capital lease obligations, balance increased $211.7 million to $921.9 million in the first three quarters of 2004, from $710.2 million in the comparable period in 2003.

Other

Other expense decreased $10.6 million or 52.3% to $9.8 million in the third quarter of 2004, from $20.4 million in the comparable period in 2003 and decreased $12.4 million or 56.0% to $9.8 million in the first three quarters of 2004, from $22.2 million in the comparable period in 2003. The other amount of $9.8 million for the third quarter and first three quarters of 2004 is comprised of losses incurred in connection with debt retirements, including $9.0 million incurred in connection with the redemption of $109.1 million of Domino’s, Inc.’s senior subordinated notes in August 2004. The other amounts of $20.4 million and $22.2 million for the third quarter and first three quarters of 2003, respectively, are comprised of losses incurred in connection with debt retirements, including $20.4 million of bond tender fees incurred in connection with the recapitalization in the third quarter of 2003.

Provision for Income Taxes

Provision for income taxes increased $11.4 million to $0.6 million in the third quarter of 2004, from a benefit of $10.8 million in the comparable period in 2003, and increased $10.8 million to $21.4 million in the first three quarters of 2004, from $10.6 million in the comparable period in 2003. The effective tax rate for all periods presented has remained relatively flat.

Liquidity and Capital Resources

We had working capital of $16.5 million and cash and cash equivalents of $20.2 million at September 5, 2004. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay debt and invest in long-term assets, reduce our working capital amounts. More recently, due to the one percent annual amortization payments required by our senior secured credit facility, as well as voluntary prepayments we have made on the senior secured credit facility principal amount, we do not have a significant current portion of long-term debt. Accordingly, our working capital has been positively impacted. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt repayments from these sources. We did not have any material commitments for capital expenditures as of September 5, 2004.

As of September 5, 2004, we had $804.3 million of debt, of which $0.3 million was classified as a current liability. There were no borrowings under our $125.0 million revolving credit facility. Letters of credit issued under the revolving credit facility were $26.1 million. These letters of credit are primarily related to our casualty insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

We enter into interest rate swaps, collars or similar instruments with the objective of reducing volatility relating to our borrowing costs. As of September 5, 2004, we are party to interest rate derivatives in the total notional amount of $505.0 million.

Cash provided by operating activities was $57.7 million and $52.1 million in the first three quarters of 2004 and 2003, respectively. The $5.6 million increase was due primarily to a $17.6 million increase in net income, offset by a $12.1 million decrease in amortization of deferred financing costs.

Cash used in investing activities was $26.7 million and $9.9 million in the first three quarters of 2004 and 2003, respectively. The $16.8 million increase was due primarily to an $11.1 million increase in capital expenditures, due primarily to renovations of our corporate headquarters, and a $5.2 million decrease in net repayments of notes receivable.

Cash used in financing activities was $54.2 million and $39.6 million in the first three quarters of 2004 and 2003, respectively. The $14.6 million increase was due primarily to net cash used in our initial public offering in 2004 exceeding the net cash used in our recapitalization in 2003. In connection with our initial public offering in 2004, we received net proceeds from the issuance of common stock of approximately $119.6 million. We used these net proceeds and cash from operations to repurchase approximately $109.1 million of senior subordinated notes, and repay approximately $16.9 million of notes payable to our founder and former majority stockholder and his wife. Additionally, during the first three quarters of 2004, we repaid approximately $46.5 million of additional debt obligations. In connection with our recapitalization in 2003, we received proceeds from the issuance of long-term debt of approximately $1.0 billion. We used these proceeds to repay approximately $362.3 million outstanding under our then existing credit facility, repurchase approximately $206.7 million of senior subordinated notes, retire our preferred stock for approximately $200.6 million, distribute $188.3 million to our shareholders and pay approximately $20.0 million of financing fees. Furthermore, during the first three quarters of 2003, we repaid approximately $71.4 million of additional debt obligations.

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

These agreements are summarized in the following table.

Derivative	Total Notional Amount	Term	Domino’s Pays	Counterparty Pays
Interest Rate Swap	$30.0 million	September 2001 – September 2004	3.69%	LIBOR
Interest Rate Swap	$75.0 million	August 2002 – June 2005	3.25%	LIBOR
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points	8.25%
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points	8.25%
Interest Rate Swap	$300.0 million	June 2004 – June 2005	1.62%	LIBOR

In 2004, we entered into an additional interest rate swap agreement effectively converting the variable LIBOR component on a portion of our senior secured credit facility term debt to various fixed rates over various terms. The agreement has a notional starting amount of $350.0 million, begins in June 2005, ends in June 2007 and fixes our interest rate at 3.21%. We pay a fixed interest rate under these agreements while the counterparty pays a floating rate.

Interest Rate Risk

Our variable interest expense is sensitive to changes in the general level of interest rates. At September 5, 2004, the weighted average interest rate on our $208.0 million of variable interest debt was 4.2%.

We had total interest expense of approximately $45.2 million in the first three quarters of 2004. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $5.6 million.

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

During the quarterly period ended September 5, 2004 there have been no changes in either Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices and, specifically in California, wage and hour claims and actions alleging that our store managers are misclassified as exempt employees. We believe that these matters, individually and in the aggregate, will not have a significant adverse effect on our financial condition and that our established reserves adequately provide for the estimated resolution of such claims.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period #1 (June 14, 2004 to July 11, 2004)	107,952	(1)	$14.00	—	—
Period #2 (July 12, 2004 to August 8, 2004)	—		—	—	—
Period #3 (August 9, 2004 to September 5, 2004)	—		—	—	—

Total	107,952		$14.00	—	—

(1)	As previously disclosed, following our IPO, we repurchased from each of Messrs. Silverman and Soignet the outstanding options to purchase shares of our Class L common stock that were held by them. Each of Messrs. Silverman and Soignet had the right to acquire 53,976 shares of our common stock pursuant to the exercise of these options. We repurchased these options at a price equal to the difference between our initial public offering price per share ($14.00) and the exercise price per share applicable to such options ($8.34). Each of Messrs. Silverman and Soignet received approximately $305,000 in connection with the repurchase of these options.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

b. Reports on Form 8-K.

The following Current Reports on Form 8-K were filed with or furnished to the SEC during the period covered by this report:

Current Report on Form 8-K of Domino’s Pizza, Inc. dated July 27, 2004, which included a press release announcing financial results for the second quarter of 2004 which ended June 13, 2004.

Current Report on Form 8-K of Domino’s Pizza, Inc. and Domino’s, Inc. dated August 24, 2004, which included a press release announcing the Company’s purchase of $109.1 million of Domino’s, Inc.’s 8.25% senior subordinated notes due 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned duly authorized officer.

DOMINO’S PIZZA, INC.
DOMINO’S, INC.
(Registrants)

Date: October 19, 2004	/s/ Harry J. Silverman
Harry J. Silverman
Chief Financial Officer