Form 10-Q
period 2005-03-27
DOMINOS PIZZA INC; DOMINOS INC
filed 2005-05-10
CIK 1286681, 1079458

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

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

As of April 30, 2005, Domino’s Pizza, Inc. had 64,764,185 shares of common stock, par value $0.01 per share, outstanding. As of April 30, 2005, Domino’s, Inc. had 10 shares of common stock, par value $0.01 per share, outstanding. All of the stock of Domino’s, Inc. was held by Domino’s Pizza, Inc.

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

Domino’s Pizza, Inc.

Domino’s, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 27, 2005	January 2, 2005 (Note)

Assets
Current assets:
Cash and cash equivalents	$53,233	$40,396
Accounts receivable	73,055	73,138
Inventories	21,231	21,505
Notes receivable	1,691	1,763
Prepaid expenses and other	12,656	13,555
Advertising fund assets, restricted	29,462	32,817
Deferred income taxes	6,317	6,317

Total current assets	197,645	189,491

Property, plant and equipment:
Land and buildings	23,992	23,241
Leasehold and other improvements	74,429	74,922
Equipment	161,004	159,462
Construction in progress	8,018	6,114

	267,443	263,739
Accumulated depreciation and amortization	132,079	126,856

Property, plant and equipment, net	135,364	136,883

Other assets:
Deferred financing costs	12,624	13,411
Goodwill	22,610	22,955
Capitalized software	23,281	24,079
Other assets	21,169	20,832
Deferred income taxes	37,332	39,696

Total other assets	117,016	120,973

Total assets	$450,025	$447,347

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$291	$25,295
Accounts payable	58,361	55,350
Insurance reserves	10,142	9,778
Advertising fund liabilities	29,462	32,817
Other accrued liabilities	73,332	66,427

Total current liabilities	171,588	189,667

Long-term liabilities:
Long-term debt, less current portion	751,582	755,405
Insurance reserves	18,933	18,039
Other accrued liabilities	33,484	34,116

Total long-term liabilities	803,999	807,560

Stockholders’ deficit:
Common stock	691	687
Additional paid-in capital	306,452	302,413
Retained deficit	(841,234)	(859,289)
Deferred stock compensation	(191)	(202)
Accumulated other comprehensive income	8,720	6,511

Total stockholders’ deficit	(525,562)	(549,880)

Total liabilities and stockholders’ deficit	$450,025	$447,347

Note:	The balance sheet at January 2, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)	Fiscal Quarter Ended
	March 27, 2005	March 21, 2004
Revenues:
Domestic Company-owned stores	$98,225	$87,964
Domestic franchise	39,233	34,637
Domestic distribution	201,817	170,850
International	30,393	25,303

Total revenues	369,668	318,754

Cost of sales:
Domestic Company-owned stores	78,140	70,103
Domestic distribution	182,110	154,198
International	16,405	13,342

Total cost of sales	276,655	237,643

Operating margin	93,013	81,111

General and administrative	42,518	37,640

Income from operations	50,495	43,471

Interest income	214	86
Interest expense	(10,616)	(13,985)

Income before provision for income taxes	40,093	29,572

Provision for income taxes	15,135	11,164

Net income	$24,958	$18,408

Earnings per share:
Class L common stock – basic and diluted	N/A	$2.49

Common stock – basic	$0.36	$0.29
Common stock – diluted	0.35	0.26

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 27, 2005	March 21, 2004
Cash flows from operating activities:
Net income	$24,958	$18,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,321	6,945
Amortization of deferred financing costs and debt discount	844	782
Provision for deferred income taxes	600	2,630
Other	400	30
Changes in operating assets and liabilities	6,548	(11,745)

Net cash provided by operating activities	40,671	17,050

Cash flows from investing activities:
Capital expenditures	(6,693)	(6,795)
Other	2,143	553

Net cash used in investing activities	(4,550)	(6,242)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligation	(25,080)	(18,371)
Other	1,899	(230)

Net cash used in financing activities	(23,181)	(18,601)

Effect of exchange rate changes on cash and cash equivalents	(103)	(6)

Increase (decrease) in cash and cash equivalents	12,837	(7,799)
Cash and cash equivalents, at beginning of period	40,396	46,391

Cash and cash equivalents, at end of period	$53,233	$38,592

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except share and per share amounts)

March 27, 2005

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended January 2, 2005 included in our annual report on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 27, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2006.

Domino’s Pizza, Inc. is the parent and holding company of Domino’s, Inc. Accordingly, all 10 outstanding shares of Domino’s, Inc. common stock, par value $0.01 per share, are owned by Domino’s Pizza, Inc. As the holding company of Domino’s, Inc., Domino’s Pizza, Inc. does not conduct ongoing business operations. As a result, the financial information for Domino’s Pizza, Inc. and subsidiaries and Domino’s, Inc. and subsidiaries is substantially similar. As the differences are minor, we have presented Domino’s Pizza, Inc. and subsidiaries information throughout this filing, except for the supplemental guarantor condensed consolidating financial statements of Domino’s, Inc. and subsidiaries included in footnote 8.

2. Comprehensive Income

	Fiscal Quarter Ended
	March 27, 2005	March 21, 2004
Net income	$24,958	$18,408
Unrealized gains (losses) on derivative instruments, net of tax	3,205	(193)
Reclassification adjustment for (gains) losses included in net income, net of tax	(298)	649
Currency translation adjustment	(698)	(144)

Comprehensive income	$27,167	$18,720

3. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended March 27, 2005 and March 21, 2004
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2005	$137,458	$230,975	$30,393	$(29,158)	$—	$369,668
2004	122,601	193,940	25,303	(23,090)	—	318,754
Income from operations –
2005	$37,265	$13,080	$8,596	N/A	$(8,446)	$50,495
2004	31,774	10,932	7,510	N/A	(6,745)	43,471
Segment Income –
2005	$40,011	$15,629	$8,950	N/A	$(6,673)	$57,917
2004	34,827	13,137	7,746	N/A	(5,265)	50,445

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 27, 2005	March 21, 2004
Total Segment Income	$57,917	$50,445
Depreciation and amortization	(7,321)	(6,945)
Losses on sale/disposal of assets	(21)	(18)
Non-cash stock compensation expense	(80)	(11)

Income from operations	50,495	43,471
Interest income	214	86
Interest expense	(10,616)	(13,985)

Income before provision for income taxes	$40,093	$29,572

4. Earnings Per Share

	Fiscal Quarter Ended
	March 27, 2005	March 21, 2004
Net income available to common stockholders – basic and diluted	$24,958	$18,408

Allocation of net income to common stockholders:
Class L	N/A	$9,012
Common stock	$24,958	9,396

Weighted average number of shares:
Class L	N/A	3,614,007
Common stock	68,922,555	32,701,476

Earnings per share – basic:
Class L	N/A	$2.49
Common stock	$0.36	0.29

Diluted weighted average number of shares:
Class L	N/A	3,617,180
Common stock	71,555,554	36,091,737

Earnings per share – diluted:
Class L	N/A	$2.49
Common stock	$0.35	0.26

5. Stock-Based Compensation

We account for our stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to the stock-based employee compensation.

	Fiscal Quarter Ended
	March 27, 2005	March 21, 2004
Net income, as reported	$24,958	$18,408
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	50	7
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(310)	(81)

Net income, pro forma	$24,698	$18,334

The pro forma basic and diluted earnings per share amounts are the same as the earnings per share amounts reported in footnote 4.

6. New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payments” (SFAS 123R). In April 2005, the FASB amended SFAS 123R to delay the effective date of the Statement to the first annual period beginning after June 15, 2005. SFAS 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. We are required to adopt SFAS 123R at the beginning of fiscal 2006. We are currently assessing valuation model alternatives (i.e. Black-Scholes or binomial models) as well as related assumptions to be used in such models. Additionally, we are evaluating the two adoption alternatives (the modified-prospective method and the modified-retrospective method). Once our evaluation is complete, we will determine an appropriate valuation model, the method of adoption and the impact the adoption will have on our results of operations.

7. Related Party Share Repurchase and Senior Credit Facility Amendment

Subsequent to the first quarter, we repurchased and retired 4,409,171 shares of our Common Stock from JP Morgan Capital, L.P. and its affiliates (collectively, JPMP), for $75.0 million, or $17.01 per share. The repurchase price of $17.01 per share in this private transaction was based on a negotiated discount between us and JPMP. We used $35.0 million of available cash on hand and $40.0 million of borrowings from our revolving credit facility to fund the repurchase of shares.

Additionally, we completed an amendment to our senior credit facility in order to permit the share repurchase transaction, reduce current cash sweep requirements and provide additional financial flexibility.

8. Supplemental Guarantor Condensed Consolidating Financial Statements of Domino’s, Inc. and Subsidiaries

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

Domino’s, Inc. and Subsidiaries

Supplemental Guarantor Condensed Consolidating Balance Sheets

	As of March 27, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$52,012	$1,221	$—	$53,233
Accounts receivable	—	65,539	7,516	—	73,055
Advertising fund assets, restricted	—	—	29,462	—	29,462
Other current assets	4,698	34,558	2,639	—	41,895

Current assets	4,698	152,109	40,838	—	197,645
Property, plant and equipment, net	—	129,723	5,641	—	135,364
Other assets	232,373	69,687	1,310	(186,354)	117,016

Total assets	$237,071	$351,519	$47,789	$(186,354)	$450,025

Current portion of long-term debt	$—	$248	$43	$—	$291
Accounts payable	—	42,812	15,549	—	58,361
Advertising fund liabilities	—	—	29,462	—	29,462
Other current liabilities	9,681	65,507	1,383	—	76,571

Current liabilities (1)	9,681	108,567	46,437	—	164,685
Long-term debt	745,632	5,623	327	—	751,582
Other long-term liabilities	417	51,793	207	—	52,417

Long-term liabilities	746,049	57,416	534	—	803,999
Stockholder’s equity (deficit) (1)	(518,659)	185,536	818	(186,354)	(518,659)

Total liabilities and stockholder’s equity (deficit)	$237,071	$351,519	$47,789	$(186,354)	$450,025

	As of January 2, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$3,124	$36,331	$941	$—	$40,396
Accounts receivable	—	65,404	7,734	—	73,138
Advertising fund assets, restricted	—	—	32,817	—	32,817
Other current assets	4,050	36,258	2,832	—	43,140

Current assets	7,174	137,993	44,324	—	189,491
Property, plant and equipment, net	—	130,853	6,030	—	136,883
Other assets	227,984	71,578	1,481	(180,070)	120,973

Total assets	$235,158	$340,424	$51,835	$(180,070)	$447,347

Current portion of long-term debt	$25,000	$242	$53	$—	$25,295
Accounts payable	—	40,417	14,933	—	55,350
Advertising fund liabilities	—	—	32,817	—	32,817
Other current liabilities	10,672	63,755	1,773	—	76,200

Current liabilities (1)	35,672	104,414	49,576	—	189,662
Long-term debt	749,361	5,687	357	—	755,405
Other long-term liabilities	—	51,903	252	—	52,155

Long-term liabilities	749,361	57,590	609	—	807,560
Stockholder’s equity (deficit) (1)	(549,875)	178,420	1,650	(180,070)	(549,875)

Total liabilities and stockholder’s equity (deficit)	$235,158	$340,424	$51,835	$(180,070)	$447,347

(1)	Domino’s Pizza, Inc. and subsidiaries had current liabilities of $171,588, and $189,667, or $6,903 more than and $5 more than Domino’s, Inc. and subsidiaries at March 27, 2005 and January 2, 2005, respectively. Domino’s Pizza, Inc. and subsidiaries had total stockholders’ deficit of $(525,562) and $(549,880), or $6,903 more than and $5 more than Domino’s, Inc. and subsidiaries at March 27, 2005 and January 2, 2005, respectively. The differences at March 27, 2005 resulted from the inclusion of a dividend payable recorded on Domino’s Pizza, Inc. and subsidiaries that was not recorded on Domino’s, Inc. and subsidiaries. While Domino’s, Inc. and subsidiaries plans to distribute funds to Domino’s Pizza, Inc. and subsidiaries to pay this dividend, it was not a liability for Domino’s, Inc. and subsidiaries at March 27, 2005. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

Domino’s, Inc. and Subsidiaries

Supplemental Guarantor Condensed Consolidating Statements of Income

	Fiscal Quarter Ended March 27, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$361,694	$7,974	$—	$369,668
Cost of sales	—	270,885	5,770	—	276,655

Operating margin	—	90,809	2,204	—	93,013
General and administrative	—	40,033	2,485	—	42,518

Income (loss) from operations	—	50,776	(281)	—	50,495
Equity earnings in subsidiaries	31,349	—	—	(31,349)	—
Interest income (expense), net	(10,445)	55	(12)	—	(10,402)

Income (loss) before provision (benefit) for income taxes	20,904	50,831	(293)	(31,349)	40,093
Provision (benefit) for income taxes	(4,054)	19,189	—	—	15,135

Net income (loss)	$24,958	$31,642	$(293)	$(31,349)	$24,958

	Fiscal Quarter Ended March 21, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$312,473	$6,281	$—	$318,754
Cost of sales	—	232,912	4,731	—	237,643

Operating margin	—	79,561	1,550	—	81,111
General and administrative	—	35,858	1,782	—	37,640

Income (loss) from operations	—	43,703	(232)	—	43,471
Equity earnings in subsidiaries	26,859	—	—	(26,859)	—
Interest income (expense), net	(13,787)	5	(117)	—	(13,899)

Income (loss) before provision (benefit) for income taxes	13,072	43,708	(349)	(26,859)	29,572
Provision (benefit) for income taxes	(5,336)	16,500	—	—	11,164

Net income (loss)	$18,408	$27,208	$(349)	$(26,859)	$18,408

Domino’s, Inc. and Subsidiaries Supplemental Condensed Consolidating Statements of Cash Flows

	Fiscal Quarter Ended March 27, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities (2)	$(10,593)	$50,764	$506	$—	$40,677

Capital expenditures	—	(6,603)	(90)	—	(6,693)
Other	—	2,143	—	—	2,143

Net cash used in investing activities	—	(4,460)	(90)	—	(4,550)

Repayments of debt	(25,000)	(21)	(59)	—	(25,080)
Other	32,469	(30,576)	—	—	1,893

Net cash provided by (used in) financing activities (2)	7,469	(30,597)	(59)	—	(23,187)

Effect of exchange rate changes on cash and cash equivalents	—	(26)	(77)	—	(103)

Increase (decrease) in cash and cash equivalents	(3,124)	15,681	280	—	12,837

Cash and cash equivalents, at beginning of period	3,124	36,331	941	—	40,396

Cash and cash equivalents, at end of period	$—	$52,012	$1,221	$—	$53,233

	Fiscal Quarter Ended March 21, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(19,691)	$37,439	$(698)	$—	$17,050

Capital expenditures	—	(6,526)	(269)	—	(6,795)
Other	—	553	—	—	553

Net cash used in investing activities	—	(5,973)	(269)	—	(6,242)

Repayments of debt	(18,234)	(54)	(83)	—	(18,371)
Other	37,925	(38,150)	—	—	(225)

Net cash provided by (used in) financing activities (2)	19,691	(38,204)	(83)	—	(18,596)

Effect of exchange rate changes on cash and cash equivalents	—	(2)	(4)	—	(6)

Decrease in cash and cash equivalents	—	(6,740)	(1,054)	—	(7,794)

Cash and cash equivalents, at beginning of period (2)	—	44,663	1,603	—	46,266

Cash and cash equivalents, at end of period (2)	$—	$37,923	$549	$—	$38,472

(2)	Domino’s Pizza, Inc. and subsidiaries had net cash provided by operating activities of $40,671, or $6 less than Domino’s, Inc. and subsidiaries, during the first quarter of 2005. Domino’s Pizza, Inc. and subsidiaries had net cash used in financing activities of $(23,181) and $(18,601), or $6 less than and $5 more than Domino’s, Inc. and subsidiaries, during the first quarter of 2005 and the first quarter of 2004, respectively. Cash and cash equivalents for Domino’s Pizza, Inc. and subsidiaries was $46,391 and $38,592 at December 28, 2003 and March 21, 2004, respectively. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2005 and 2004 first quarters referenced herein represent the twelve-week periods ended March 27, 2005 and March 21, 2004, respectively.

Overview

During the first quarter of 2005, global retail sales, comprised of retail sales at both our franchise and Company-owned stores worldwide, grew 13.8% as compared to the prior year period. This growth was driven primarily by robust same store sales growth in both our domestic and international markets as well as an increase in our worldwide store counts. During the same period, revenues grew 16.0% as compared to the prior year period. Additionally, during the first quarter, we posted a strong increase in income from operations of 16.2% as compared to the prior year period, despite an environment of rising commodity prices negatively affecting our food costs.

Our global retail sales benefited from strong same store sales growth, both domestically and internationally, an increase in our worldwide store counts and the positive effect of a weaker U.S. Dollar in the key international markets in which we compete. During the first quarter as compared to the prior year period, domestic same store sales grew 11.2%, comprised of a domestic Company-owned same store sales increase of 13.8% and a domestic franchise same store sales increase of 10.8%. These positive same store sales results were driven by positive consumer response to the Company’s marketing and promotional activities. We also continued to benefit from strong same store sales in our international markets during the first quarter, which increased 8.5% on a constant dollar basis versus the prior year period. On a historical dollar basis, international same store sales increased 12.3% during the quarter versus the prior year period. The first quarter marked the 45th consecutive quarter that we have grown our international same store sales. Additionally, we grew our worldwide net store counts by 42 and 326 stores during the first quarter and trailing four quarters, respectively.

Income from operations increased $7.0 million, or 16.2%, to $50.5 million in the first quarter, from $43.5 million in the first quarter of 2004. This increase was driven by higher royalty revenues from domestic and international franchise stores, higher domestic Company-owned same store sales and higher volumes in our distribution business. These increases were offset in part by higher food costs at our Company-owned stores and increases in variable general and administrative expenses as a result of higher revenues. The average published cheese block price per pound increased $0.20 to $1.54 in the first quarter of 2005 compared to the prior year period.

Net income increased $6.6 million, or 35.6%, to $25.0 million in the first quarter, from $18.4 million in the first quarter of 2004. This increase was driven primarily by the aforementioned increase in income from operations as well as a reduction in interest expense from the comparable period in 2004. The reduction in interest expense was a result of lower average debt balances and a reduction in our average borrowing rates.

Same Store Sales Growth (versus the first quarter of 2004)

First Quarter of 2005
Domestic Company-owned stores	+ 13.8%
Domestic franchise stores	+ 10.8%

Domestic stores	+ 11.2%

International stores (constant dollar)	+ 8.5%
International stores (historical dollar)	+ 12.3%

Store Growth Activity

	Domestic Company-owned Stores	Domestic Franchise Stores	Total Domestic Stores	International Stores	Total
Store count at January 2, 2005	580	4,428	5,008	2,749	7,757
Openings	—	22	22	42	64
Closings	(3)	(12)	(15)	(7)	(22)
Transfers	(9)	9	—	—	—

Store count at March 27, 2005	568	4,447	5,015	2,784	7,799

1st quarter net growth	(12)	19	7	35	42

Trailing 4 quarters net growth	(8)	103	95	231	326

Income Statement Data

	First Quarter of 2005		First Quarter of 2004
Total revenues	$369.7	100.0%	$318.8	100.0%
Cost of sales	276.7	74.8%	237.6	74.6%
General and administrative	42.5	11.5%	37.6	11.8%

Income from operations	50.5	13.7%	43.5	13.6%
Interest expense, net	10.4	2.8%	13.9	4.3%

Income before provision for income taxes	40.1	10.9%	29.6	9.3%
Provision for income taxes	15.1	4.1%	11.2	3.5%

Net income	$25.0	6.8%	$18.4	5.8%

Revenues

Revenues primarily include retail sales by Company-owned stores, royalties from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to certain domestic and international franchise stores. Company-owned store and franchise store revenues may vary significantly from period to period due to changes in store count mix while distribution revenues may vary significantly as a result of fluctuations in commodity prices, primarily cheese and meats.

Consolidated revenues increased $50.9 million, or 16.0%, to $369.7 million in the first quarter of 2005, from $318.8 million in the comparable period in 2004. This increase was a result of increases in revenues at each of our reportable segments and is more fully described below.

Domestic Stores

Domestic stores revenues are comprised of revenues from our domestic Company-owned store operations and domestic franchise operations, as summarized in the following table.

Domestic Stores	First Quarter of 2005		First Quarter of 2004
Domestic Company-owned stores	$98.2	71.5%	$88.0	71.7%
Domestic franchise	39.2	28.5%	34.6	28.3%

Total domestic stores revenues	$137.5	100.0%	$122.6	100.0%

Domestic stores revenues increased $14.9 million, or 12.1%, to $137.5 million in the first quarter of 2005, from $122.6 million in the comparable period in 2004. This increase in revenues was due primarily to higher domestic Company-owned and franchise same store sales as well as increases in the average number of domestic franchise stores in operation during 2005. Domestic same store sales increased 11.2% in the first quarter of 2005, compared to the same period in 2004, driven by positive consumer response to the Company’s marketing and promotional activities. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations increased $10.2 million, or 11.7%, to $98.2 million in the first quarter of 2005, from $88.0 million in the comparable period in 2004. This increase in revenues was due primarily to higher same store sales in the first quarter of 2005, which grew 13.8% compared to the same period in 2004. There were 568 and 576 domestic Company-owned stores in operation as of March 27, 2005 and March 21, 2004, respectively.

Domestic Franchise

Revenues from domestic franchise operations increased $4.6 million, or 13.3%, to $39.2 million in the first quarter of 2005, from $34.6 million in the comparable period in 2004. This increase in revenues was due primarily to higher same store sales in the first quarter, which grew 10.8% compared to the same period in 2004 and an increase in the average number of domestic franchise stores open during 2005. There were 4,447 and 4,344 domestic franchise stores in operation as of March 27, 2005 and March 21, 2004, respectively.

Domestic Distribution

Revenues from domestic distribution operations increased $30.9 million, or 18.1%, to $201.8 million in the first quarter of 2005, from $170.9 million in the comparable period in 2004. This increase in revenues was due primarily to higher volumes related to increases in domestic franchise retail sales and a market increase in overall commodity prices, including higher cheese prices. The published cheese block price-per-pound averaged $1.54 in the first quarter of 2005, up from $1.34 in the comparable period in 2004. Had the 2005 average cheese prices been in effect during 2004, distribution revenues for the first quarter of 2004 would have been approximately $6.7 million higher than the reported 2004 amount. In addition to higher cheese prices, pricing on meats and paper also increased versus the prior year period.

International

Revenues from international operations increased $5.1 million, or 20.1%, to $30.4 million in the first quarter of 2005, from $25.3 million in the comparable period in 2004. This increase in revenues was due to higher same store sales, an increase in the average number of international stores open during 2005 and related increases in revenues from our international distribution operations. On a constant dollar basis, same store sales increased 8.5% in the first quarter of 2005 versus the comparable period in 2004. On a historical dollar basis, same store sales increased 12.3% in the first quarter of 2005 versus the comparable period in 2004, reflecting a generally weaker U.S. Dollar in those markets in which we compete. There were 2,784 and 2,553 international stores in operation as of March 27, 2005 and March 21, 2004, respectively.

Cost of Sales / Operating Margin

Consolidated cost of sales is comprised primarily of domestic Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $11.9 million, or 14.7%, to $93.0 million in the first quarter of 2005, from $81.1 million in the comparable period in 2004, as summarized in the following table.

	First Quarter of 2005		First Quarter of 2004
Consolidated revenues	$369.7	100.0%	$318.8	100.0%
Consolidated cost of sales	276.7	74.8%	237.6	74.6%

Consolidated operating margin	$93.0	25.2%	$81.1	25.4%

The increase in consolidated operating margin for the first quarter of 2005 was due primarily to higher domestic franchise and international royalty revenues resulting from strong global retail sales growth.

As a percentage of revenues, the consolidated operating margin decreased 0.2 percentage points to 25.2% in the first quarter of 2005, from 25.4% in the comparable period in 2004. The consolidated operating margin as a percentage of revenues was negatively impacted as a result of higher food costs, which pressured domestic Company-owned store and distribution operating margins. Additionally, despite continued strong growth in international franchise royalty revenues, the international operating margin as a percentage of revenues decreased as a result of a mix change between the lower-margin Company-owned stores and distribution operations as compared to the higher-margin franchise royalty revenues. These decreases were offset in part by margin improvements resulting from higher same store sales and store counts, which generated increased domestic and international franchise royalty revenues, higher distribution volumes and higher domestic Company-owned store revenues.

As mentioned above, the consolidated operating margin as a percentage of revenues was negatively impacted by higher food costs, primarily cheese. Cheese price changes are a “pass-through” in domestic distribution revenues and cost of sales and, as such, have no impact on operating margin or income. However, cheese price changes do impact operating margin as a percentage of revenues. Had the 2005 average cheese prices been in effect during 2004, the total operating margin for the first quarter of 2004 would have been approximately 24.9% of total revenues, versus the reported 25.4%. This would have resulted in an operating margin improvement of 0.3 percentage points in the first quarter of 2005, versus the reported decrease of 0.2 percentage points.

Domestic Company-Owned Stores

The domestic Company-owned store operating margin increased $2.2 million, or 12.5%, to $20.1 million in the first quarter of 2005, from $17.9 million in the comparable period in 2004, as summarized in the following table.

Domestic Company-Owned Stores	First Quarter of 2005		First Quarter of 2004
Revenues	$98.2	100.0%	$88.0	100.0%
Cost of sales	78.1	79.6%	70.1	79.7%

Store operating margin	$20.1	20.4%	$17.9	20.3%

The increase in the domestic Company-owned store operating margin during the first quarter of 2005 was due primarily to an increase in same store sales, offset in part by an increase in overall commodity prices, primarily cheese.

As a percentage of store revenues, the store operating margin increased 0.1 percentage points, to 20.4%, in the first quarter of 2005, from 20.3% in the comparable period in 2004. As a percentage of store revenues, food costs increased 2.8 percentage points to 29.1% in the first quarter of 2005, from 26.3% in the comparable period in 2004. This increase in food costs as a percentage of store revenues was due primarily to an increase in overall commodity prices, primarily cheese and to a lesser extent, meats and paper. As a percentage of store revenues, labor costs decreased 1.6 percentage points to 29.2% in the first quarter of 2005, from 30.8% in the comparable period in 2004. As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.9 percentage points to 10.3% in the first quarter of 2005, from 11.2% in the comparable period in 2004. The decreases in labor and occupancy costs as a percentage of revenues were driven primarily by higher same store sales.

Domestic Distribution

The domestic distribution operating margin increased $3.0 million or 18.3% to $19.7 million in the first quarter of 2005, from $16.7 million in the comparable period in 2004, as summarized in the following table.

Domestic Distribution	First Quarter of 2005		First Quarter of 2004
Revenues	$201.8	100.0%	$170.9	100.0%
Cost of sales	182.1	90.2%	154.2	90.3%

Distribution operating margin	$19.7	9.8%	$16.7	9.7%

The increase in the domestic distribution operating margin during the first quarter of 2005 was due primarily to higher volumes as a result of increases in domestic retail sales, offset in part by higher labor, delivery and occupancy costs.

As a percentage of distribution revenues, the distribution operating margin increased 0.1 percentage points, to 9.8%, in the first quarter of 2005, from 9.7% in the comparable period in 2004. Had the 2005 average cheese prices been in effect during 2004, the distribution operating margin for the first quarter of 2004 would have been approximately 9.4% of distribution revenues, versus the reported 9.7%. This would have resulted in an operating margin improvement of 0.4 percentage points during the first quarter of 2005, versus the reported improvement of 0.1 percentage points.

General and Administrative Expenses

General and administrative expenses increased $4.9 million, or 13.0%, to $42.5 million in the first quarter of 2005, from $37.6 million in the comparable period in 2004. The increase in general and administrative expenses during the first quarter was due primarily to increases in variable general and administrative expenses, including higher administrative labor due primarily to higher performance based bonuses and increases in advertising and store incentive expenses relating to continued improvement in the financial performance of our domestic store operations. Additionally, insurance and depreciation and amortization expenses increased during the first quarter of 2005 as compared to the prior year period. As a percentage of total revenues, general and administrative expenses decreased 0.3 percentage points, to 11.5%, in the first quarter of 2005, versus 11.8% in the prior year.

Interest Expense

Interest expense decreased $3.4 million, or 24.1%, to $10.6 million in the first quarter of 2005, from $14.0 million in the comparable period in 2004. This decrease in interest expense was due primarily to lower average debt balances and a reduction in our average borrowing rates. Our average outstanding debt balance, excluding capital lease obligations, decreased $183.6 million to $752.9 million in the first quarter of 2005, from $936.5 million in the comparable period in 2004. Our effective borrowing rate decreased 0.5 percentage points to 5.3% during the first quarter, from 5.8% in the comparable period in 2004. This reduction in average borrowing rates was due to senior credit facility pricing reductions and prepayments of senior subordinated notes, offset in part by higher market interest rates.

Provision for Income Taxes

Provision for income taxes increased $3.9 million to $15.1 million in the first quarter of 2004, from $11.2 million in the comparable period in 2004. The effective tax rate for the first quarter of 2005 was 37.75%, and remained flat with the effective rate for the first quarter of 2004.

Liquidity and Capital Resources

We had working capital of $26.1 million and cash and cash equivalents of $53.2 million at March 27, 2005. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay debt, invest in long-term assets, and pay dividends, reduce our working capital amounts. More recently, as a result of our current senior secured credit facility only requiring one percent annual amortization payments, we do not have a significant current portion of long-term debt. Accordingly, our working capital has been positively impacted. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures, debt repayments and dividends from these sources. We did not have any material commitments for capital expenditures as of March 27, 2005.

As of March 27, 2005, we had $751.9 million of debt, of which $0.3 million was classified as a current liability. There were no borrowings under our $125.0 million revolving credit facility. Letters of credit issued under the revolving credit facility were $25.5 million. These letters of credit are primarily related to our casualty insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

We enter into interest rate swaps, collars or similar instruments with the objective of reducing volatility relating to our borrowing costs. As of March 27, 2005, we were party to interest rate derivatives in the total notional amount of $475.0 million. Approximately 73% of outstanding borrowings were contractually fixed as of March 27, 2005.

Subsequent to the first quarter on March 29, 2005, we repurchased and retired 4,409,171 shares of our Common Stock from JP Morgan Capital, L.P. and its affiliates, for $75.0 million, or $17.01 per share. We used $35.0 million of available cash-on-hand and $40.0 million of borrowings from our revolving credit facility to fund this repurchase of shares. Additionally, we completed an amendment to our senior credit facility in order to permit the share repurchase transaction, reduce current cash sweep requirements and provide additional financial flexibility.

Cash provided by operating activities was $40.7 million and $17.1 million in the first quarter of 2005 and 2004, respectively. The $23.6 million increase was due primarily to an $18.3 million net change in operating assets and liabilities and a $6.6 million increase in net income, offset by a $2.0 million decrease in provision for deferred income taxes. The $18.3 million source of cash resulting from the net change in operating assets and liabilities was due primarily to the timing of payments for accounts payable and income taxes.

Cash used in investing activities was $4.6 million and $6.2 million in the first quarter of 2005 and 2004, respectively. The $1.6 million decrease was due primarily to a $1.9 million increase in proceeds from the sale of property, plant and equipment resulting from the sale of nine Company-owned stores in the first quarter of 2005.

Cash used in financing activities was $23.2 million and $18.6 million in the first quarter of 2005 and 2004, respectively. The $4.6 million increase was due primarily to a $6.7 million increase in repayments of long-term debt.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures, dividend payments and working capital needs for the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior secured credit facility or otherwise to enable us to service our indebtedness, including the senior secured credit facility and the senior subordinated notes, or to make anticipated capital expenditures, or to make anticipated dividend payments. Our future operating performance and our ability to service or refinance the senior subordinated notes and to service, extend or refinance the senior secured credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Additionally, Domino’s, Inc. may be requested to provide funds to its parent company, Domino’s Pizza, Inc. for dividends, distributions and/or other cash needs of Domino’s Pizza, Inc.

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relating to our anticipated profitability and operating performance reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that can cause actual results to differ materially include: the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; our ability to retain key personnel; new product and concept developments by Domino’s and other food-industry competitors; the ongoing profitability of our franchisees and the ability of Domino’s and our franchisees to open new restaurants; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries in which we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings and changes in accounting policies. Further information about factors that could affect Domino’s financial and other results is included in our other filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are party to two interest rate swap agreements which effectively convert the variable LIBOR component of the effective interest rate on a portion of our debt under our senior secured credit facility to various fixed rates over various terms. We are also party to two interest rate swap agreements which effectively convert the fixed component of our debt under our senior subordinated notes to variable LIBOR rates over the term of the senior subordinated notes.

These agreements are summarized in the following table.

Derivative	Total Notional Amount	Term	Company Pays	Counterparty Pays
Interest Rate Swap	$75.0 million	August 2002 – June 2005	3.25%	LIBOR
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points	8.25%
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points	8.25%
Interest Rate Swap	$300.0 million	June 2004 – June 2005	1.62%	LIBOR

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

Interest Rate Risk

Our variable interest expense is sensitive to changes in the general level of interest rates. At March 27, 2005, the weighted average interest rate on our $198.0 million of variable interest debt was 5.7%.

We had total interest expense of approximately $10.6 million in the first quarter of 2005. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $1.0 million.

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

During the quarterly period ended March 27, 2005 there have been no changes in either Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices and, specifically in California, wage and hour claims and two class actions pending in Orange County, California Superior Court brought by former employees. On June 10, 2003, a class action complaint was filed alleging that we failed to provide meal and rest breaks to our employees. This case is in the discovery stage and no determination with respect to class certification has been made.

On August 19, 2004, a class action complaint was filed by a former general manager alleging that we misclassified the position of general manager. We classify the general manager of a Domino’s Pizza store as an exempt employee. This case involves the issue of whether employees and former employees in the general manager position who worked in our 60 California stores during specified time periods were misclassified as exempt and deprived of overtime pay. We believe this case is without merit and intend to vigorously defend against the related claims. This case is in the earliest stages of discovery, and the status of the class action certification is yet to be determined. We are presently unable to predict the probable outcome of this matter or the amounts of any potential damages at issue.

We believe that these matters, individually and in the aggregate, will not have a significant adverse effect on our financial condition and that our established reserves adequately provide for the estimated resolution of such claims.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

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

DOMINO’S PIZZA, INC.
DOMINO’S, INC.
(Registrants)

Date: May 10, 2005	/s/ Harry J. Silverman
Harry J. Silverman
Chief Financial Officer