Form 10-Q
period 2005-06-19
DOMINOS PIZZA INC; DOMINOS INC
filed 2005-08-03
CIK 1286681, 1079458

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2005

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

As of July 17, 2005, Domino’s Pizza, Inc. had 66,182,767 shares of common stock, par value $0.01 per share, outstanding. As of July 17, 2005, Domino’s, Inc. had 10 shares of common stock, par value $0.01 per share, outstanding. All of the stock of Domino’s, Inc. was held by Domino’s Pizza, Inc.

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

Domino’s Pizza, Inc.

Domino’s, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 19, 2005	January 2, 2005 (Note)
Assets
Current assets:
Cash and cash equivalents	$10,504	$40,396
Accounts receivable	67,770	73,138
Inventories	20,191	21,505
Notes receivable	1,610	1,763
Prepaid expenses and other	21,509	13,555
Advertising fund assets, restricted	37,636	32,817
Deferred income taxes	6,252	6,317

Total current assets	165,472	189,491

Property, plant and equipment:
Land and buildings	23,737	23,241
Leasehold and other improvements	80,857	74,922
Equipment	163,752	159,462
Construction in progress	4,029	6,114

	272,375	263,739
Accumulated depreciation and amortization	135,185	126,856

Property, plant and equipment, net	137,190	136,883

Other assets:
Deferred financing costs	12,589	13,411
Goodwill	22,685	22,955
Capitalized software	22,234	24,079
Other assets	20,947	20,832
Deferred income taxes	38,538	39,696

Total other assets	116,993	120,973

Total assets	$419,655	$447,347

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$16,490	$25,295
Accounts payable	51,926	55,350
Insurance reserves	9,985	9,778
Advertising fund liabilities	37,636	32,817
Other accrued liabilities	70,614	66,427

Total current liabilities	186,651	189,667

Long-term liabilities:
Long-term debt, less current portion	754,182	755,405
Insurance reserves	19,770	18,039
Other accrued liabilities	33,177	34,116

Total long-term liabilities	807,129	807,560

Stockholders’ deficit:
Common stock	661	687
Additional paid-in capital	244,179	302,413
Retained deficit	(824,443)	(859,289)
Deferred stock compensation	(179)	(202)
Accumulated other comprehensive income	5,657	6,511

Total stockholders’ deficit	(574,125)	(549,880)

Total liabilities and stockholders’ deficit	$419,655	$447,347

Note: The balance sheet at January 2, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands, except per share data)	June 19, 2005	June 13, 2004	June 19, 2005	June 13, 2004
Revenues:
Domestic Company-owned stores	$91,674	$84,062	$189,900	$172,027
Domestic franchise	37,237	33,767	76,470	68,405
Domestic distribution	188,225	180,927	390,042	351,776
International	29,818	25,480	60,210	50,783

Total revenues	346,954	324,236	716,622	642,991

Cost of sales:
Domestic Company-owned stores	73,093	68,970	151,232	139,073
Domestic distribution	170,213	164,482	352,323	318,681
International	15,249	13,183	31,655	26,524

Total cost of sales	258,555	246,635	535,210	484,278

Operating margin	88,399	77,601	181,412	158,713

General and administrative	41,819	38,280	84,337	75,920

Income from operations	46,580	39,321	97,075	82,793

Interest income	76	96	289	183
Interest expense	(10,562)	(13,904)	(21,178)	(27,891)

Income before provision for income taxes	36,094	25,513	76,186	55,085

Provision for income taxes	12,693	9,631	27,827	20,794

Net income	$23,401	$15,882	$48,359	$34,291

Earnings per share:
Common stock – basic	$0.36	$0.20	$0.72	$0.49
Common stock – diluted	0.35	0.18	0.70	0.43

Class L common stock – basic	N/A	$2.57	N/A	$5.07
Class L common stock – diluted	N/A	2.57	N/A	5.06

Dividends declared per share	$0.10	$—	$0.20	$—

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
(In thousands)	June 19, 2005	June 13, 2004
Cash flows from operating activities:
Net income	$48,359	$34,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,686	14,057
Amortization of deferred financing costs and debt discount	1,450	1,662
Provision for deferred income taxes	899	3,030
Other	1,085	437
Changes in operating assets and liabilities	5,119	(531)

Net cash provided by operating activities	71,598	52,946

Cash flows from investing activities:
Capital expenditures	(15,210)	(17,639)
Other	2,486	389

Net cash used in investing activities	(12,724)	(17,250)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	40,000	—
Repayments of long-term debt and capital lease obligation	(50,136)	(26,427)
Purchase of common stock	(75,000)	(262)
Dividends	(6,903)	—
Other	3,424	(595)

Net cash used in financing activities	(88,615)	(27,284)

Effect of exchange rate changes on cash and cash equivalents	(151)	449

Increase (decrease) in cash and cash equivalents	(29,892)	8,861

Cash and cash equivalents, at beginning of period	40,396	46,391

Cash and cash equivalents, at end of period	$10,504	$55,252

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 19, 2005

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 19, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2006.

Domino’s Pizza, Inc. is the parent and holding company of Domino’s, Inc. Accordingly, all 10 outstanding shares of Domino’s, Inc. common stock, par value $0.01 per share, are owned by Domino’s Pizza, Inc. As the holding company of Domino’s, Inc., Domino’s Pizza, Inc. does not conduct ongoing business operations. As a result, the financial information for Domino’s Pizza, Inc. and subsidiaries and Domino’s, Inc. and subsidiaries is substantially similar. As the differences are minor, we have presented Domino’s Pizza, Inc. and subsidiaries information throughout this filing, except for the supplemental guarantor condensed consolidating financial statements of Domino’s, Inc. and subsidiaries included in footnote 10.

2. Comprehensive Income

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19, 2005	June 13, 2004	June 19, 2005	June 13, 2004
Net income	$23,401	$15,882	$48,359	$34,291
Unrealized gains (losses) on derivative instruments, net of tax	(1,730)	6,399	1,475	6,206
Reclassification adjustment for (gains) losses included in net income, net of tax	(644)	688	(942)	1,337
Currency translation adjustment	(689)	(263)	(1,387)	(408)

Comprehensive income	$20,338	$22,706	$47,505	$41,426

3. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended June 19, 2005 and June 13, 2004
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2005	$128,911	$214,851	$29,818	$(26,626)	$—	$346,954
2004	117,829	206,186	25,480	(25,259)	—	324,236
Income from operations –
2005	$33,689	$11,719	$9,331	N/A	$(8,159)	$46,580
2004	28,344	10,479	7,479	N/A	(6,981)	39,321
Segment Income –
2005	$36,562	$14,132	$9,702	N/A	$(6,302)	$54,094
2004	31,191	12,823	7,759	N/A	(5,307)	46,466

	Two Fiscal Quarters Ended June 19, 2005 and June 13, 2004
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2005	$266,370	$445,826	$60,210	$(55,784)	$—	$716,622
2004	240,432	400,125	50,783	(48,349)	—	642,991
Income from operations –
2005	$70,955	$24,799	$17,927	N/A	$(16,606)	$97,075
2004	60,118	21,411	14,990	N/A	(13,726)	82,793
Segment Income –
2005	$76,573	$29,761	$18,652	N/A	$(12,975)	$112,011
2004	66,018	25,960	15,505	N/A	(10,572)	96,911

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19, 2005	June 13, 2004	June 19, 2005	June 13, 2004
Total Segment Income	$54,094	$46,466	$112,011	$96,911
Depreciation and amortization	(7,365)	(7,112)	(14,686)	(14,057)
Losses on sale/disposal of assets	(68)	(20)	(88)	(38)
Non-cash stock compensation expense	(81)	(13)	(162)	(23)

Income from operations	46,580	39,321	97,075	82,793

Interest income	76	96	289	183
Interest expense	(10,562)	(13,904)	(21,178)	(27,891)

Income before provision for income taxes	$36,094	$25,513	$76,186	$55,085

4. Earnings Per Share
	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19, 2005	June 13, 2004	June 19, 2005	June 13, 2004
Net income available to common stockholders – basic and diluted	$23,401	$15,882	$48,359	$34,291

Allocation of net income to common stockholders:
Common stock	$23,401	$6,580	$48,359	$15,978
Class L	N/A	9,302	N/A	18,313

Weighted average number of shares:
Common stock	65,285,749	32,701,176	67,112,059	32,701,326
Class L	N/A	3,613,978	N/A	3,613,993

Earnings per share – basic:
Common stock	$0.36	$0.20	$0.72	$0.49
Class L	N/A	2.57	N/A	5.07

Diluted weighted average number of shares:
Common stock	67,770,769	36,901,875	69,505,619	36,902,025
Class L	N/A	3,617,486	N/A	3,617,327

Earnings per share – diluted:
Common stock	$0.35	$0.18	$0.70	$0.43
Class L	N/A	2.57	N/A	5.06

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

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19, 2005	June 13, 2004	June 19, 2005	June 13, 2004
Net income, as reported	$23,401	$15,882	$48,359	$34,291
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	53	8	103	15
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(333)	(82)	(663)	(163)

Net income, pro forma	$23,121	$15,808	$47,799	$34,143

Pro forma earnings per share – basic:
Common stock	$0.35	$0.20	$0.71	$0.49
Class L	N/A	2.57	N/A	5.07

Pro forma earnings per share – diluted:
Common stock	$0.34	$0.18	$0.69	$0.43
Class L	N/A	2.57	N/A	5.06

6. Related Party Share Repurchase

During the second quarter, we repurchased and retired 4,409,171 shares of our Common Stock from JP Morgan Capital, L.P. and its affiliates (collectively, JPMP), for $75.0 million, or $17.01 per share. The repurchase price of $17.01 per share in this private transaction was based on a negotiated discount between us and JPMP. We used $35.0 million of available cash on hand and $40.0 million of borrowings from our revolving credit facility to fund the repurchase of shares.

7. Income Taxes

Our effective tax rate was 35.2% for the second quarter, down from 37.8% in the first quarter. This decrease in the effective tax rate for the second quarter was the result of the reversal of approximately $1.1 million of valuation allowances related to net operating loss deferred tax assets from certain of our foreign operations.

8. Supplemental Disclosure of Cash Flow Information

During the first two quarters of 2005, we have recorded approximately $12.7 million in income tax payable reductions as a result of the tax benefit related to the exercise of stock options.

9. New Accounting Pronouncements

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

10. Supplemental Guarantor Condensed Consolidating Financial Statements of Domino’s, Inc. and Subsidiaries

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

Domino’s, Inc. and Subsidiaries

Supplemental Guarantor Condensed Consolidating Balance Sheets

	As of June 19, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$9,107	$1,397	$—	$10,504
Accounts receivable	—	61,082	6,688	—	67,770
Advertising fund assets, restricted	—	—	37,636	—	37,636
Other current assets	4,029	42,629	2,904	—	49,562

Current assets	4,029	112,818	48,625	—	165,472

Property, plant and equipment, net	—	132,014	5,176	—	137,190

Other assets	207,412	68,228	1,088	(159,735)	116,993

Total assets	$211,441	$313,060	$54,889	$(159,735)	$419,655

Current portion of long-term debt	$16,198	$251	$41	$—	$16,490
Accounts payable	—	37,224	14,702	—	51,926
Advertising fund liabilities	—	—	37,636	—	37,636
Other current liabilities	14,452	57,395	2,143	—	73,990

Current liabilities (1)	30,650	94,870	54,522	—	180,042

Long-term debt	748,307	5,580	295	—	754,182
Other long-term liabilities	—	52,667	280	—	52,947

Long-term liabilities	748,307	58,247	575	—	807,129

Stockholder’s equity (deficit) (1)	(567,516)	159,943	(208)	(159,735)	(567,516)

Total liabilities and stockholder’s equity (deficit)	$211,441	$313,060	$54,889	$(159,735)	$419,655

	As of January 2, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$3,124	$36,331	$941	$—	$40,396
Accounts receivable	—	65,404	7,734	—	73,138
Advertising fund assets, restricted	—	—	32,817	—	32,817
Other current assets	4,050	36,258	2,832	—	43,140

Current assets	7,174	137,993	44,324	—	189,491

Property, plant and equipment, net	—	130,853	6,030	—	136,883

Other assets	227,984	71,578	1,481	(180,070)	120,973

Total assets	$235,158	$340,424	$51,835	$(180,070)	$447,347

Current portion of long-term debt	$25,000	$242	$53	$—	$25,295
Accounts payable	—	40,417	14,933	—	55,350
Advertising fund liabilities	—	—	32,817	—	32,817
Other current liabilities	10,672	63,755	1,773	—	76,200

Current liabilities (1)	35,672	104,414	49,576	—	189,662

Long-term debt	749,361	5,687	357	—	755,405
Other long-term liabilities	—	51,903	252	—	52,155

Long-term liabilities	749,361	57,590	609	—	807,560

Stockholder’s equity (deficit) (1)	(549,875)	178,420	1,650	(180,070)	(549,875)

Total liabilities and stockholder’s equity (deficit)	$235,158	$340,424	$51,835	$(180,070)	$447,347

(1)	Domino’s Pizza, Inc. and subsidiaries had current liabilities of $186,651, and $189,667, or $6,609 more than and $5 more than Domino’s, Inc. and subsidiaries at June 19, 2005 and January 2, 2005, respectively. Domino’s Pizza, Inc. and subsidiaries had total stockholders’ deficit of $(574,125) and $(549,880), or $6,609 more than and $5 more than Domino’s, Inc. and subsidiaries at June 19, 2005 and January 2, 2005, respectively. The differences at June 19, 2005 resulted from the inclusion of a dividend payable recorded on Domino’s Pizza, Inc. and subsidiaries that was not recorded on Domino’s, Inc. and subsidiaries. While Domino’s, Inc. and subsidiaries plans to distribute funds to Domino’s Pizza, Inc. and subsidiaries to pay this dividend, it was not a liability for Domino’s, Inc. and subsidiaries at June 19, 2005. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

Domino’s, Inc. and Subsidiaries

Supplemental Guarantor Condensed Consolidating Statements of Income

	Fiscal Quarter Ended June 19, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$339,222	$7,732	$—	$346,954

Cost of sales	—	253,073	5,482	—	258,555

Operating margin	—	86,149	2,250	—	88,399

General and administrative	—	39,281	2,538	—	41,819

Income (loss) from operations	—	46,868	(288)	—	46,580

Equity earnings in subsidiaries	30,073	—	—	(30,073)	—
Interest expense, net	(10,448)	(36)	(2)	—	(10,486)

Income (loss) before provision (benefit) for income taxes	19,625	46,832	(290)	(30,073)	36,094

Provision (benefit) for income taxes	(3,776)	16,469	—	—	12,693

Net income (loss)	$23,401	$30,363	$(290)	$(30,073)	$23,401

	Two Fiscal Quarters Ended June 19, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$700,916	$15,706	$—	$716,622

Cost of sales	—	523,959	11,251	—	535,210

Operating margin	—	176,957	4,455	—	181,412

General and administrative	—	79,313	5,024	—	84,337

Income (loss) from operations	—	97,644	(569)	—	97,075

Equity earnings in subsidiaries	61,406	—	—	(61,406)	—
Interest income (expense), net	(20,892)	19	(16)	—	(20,889)

Income (loss) before provision (benefit) for income taxes	40,514	97,663	(585)	(61,406)	76,186

Provision (benefit) for income taxes	(7,845)	35,672	—	—	27,827

Net income (loss)	$48,359	$61,991	$(585)	$(61,406)	$48,359

	Fiscal Quarter Ended June 13, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$317,599	$6,637	$—	$324,236

Cost of sales	—	241,816	4,819	—	246,635

Operating margin	—	75,783	1,818	—	77,601

General and administrative	—	36,271	2,009	—	38,280

Income (loss) from operations	—	39,512	(191)	—	39,321

Equity earnings in subsidiaries	24,308	—	—	(24,308)	—
Interest income (expense), net	(13,743)	84	(149)	—	(13,808)

Income (loss) before provision (benefit) for income taxes	10,565	39,596	(340)	(24,308)	25,513

Provision (benefit) for income taxes	(5,317)	14,948	—	—	9,631

Net income (loss)	$15,882	$24,648	$(340)	$(24,308)	$15,882

	Two Fiscal Quarters Ended June 13, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$630,073	$12,918	$—	$642,991

Cost of sales	—	474,728	9,550	—	484,278

Operating margin	—	155,345	3,368	—	158,713

General and administrative	—	72,129	3,791	—	75,920

Income (loss) from operations	—	83,216	(423)	—	82,793

Equity earnings in subsidiaries	51,169	—	—	(51,169)	—
Interest income (expense), net	(27,531)	89	(266)	—	(27,708)

Income (loss) before provision (benefit) for income taxes	23,638	83,305	(689)	(51,169)	55,085

Provision (benefit) for income taxes	(10,653)	31,447	—	—	20,794

Net income (loss)	$34,291	$51,858	$(689)	$(51,169)	$34,291

Domino’s, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statements of Cash Flows

	Two Fiscal Quarters Ended June 19, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities (2)	$(15,663)	$86,587	$680	$—	$71,604

Capital expenditures	—	(15,136)	(74)	—	(15,210)
Other	—	2,486	—	—	2,486

Net cash used in investing activities	—	(12,650)	(74)	—	(12,724)

Proceeds from the issuance of long-term debt	40,000	—	—	—	40,000
Repayments of debt	(50,000)	(99)	(37)	—	(50,136)
Other	22,539	(101,024)	—	—	(78,485)

Net cash provided by (used in) financing activities (2)	12,539	(101,123)	(37)	—	(88,621)

Effect of exchange rate changes on cash and cash equivalents	—	(38)	(113)	—	(151)

Increase (decrease) in cash and cash equivalents	(3,124)	(27,224)	456	—	(29,892)

Cash and cash equivalents, at beginning of period	3,124	36,331	941	—	40,396

Cash and cash equivalents, at end of period	$—	$9,107	$1,397	$—	$10,504

	Two Fiscal Quarters Ended June 13, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(28,640)	$79,695	$1,891	$—	$52,946

Capital expenditures	—	(16,283)	(1,356)	—	(17,639)
Other	—	389	—	—	389

Net cash used in investing activities	—	(15,894)	(1,356)	—	(17,250)

Repayments of debt	(26,234)	(90)	(103)	—	(26,427)
Other	54,874	(55,727)	—	—	(853)

Net cash provided by (used in) financing activities (2)	28,640	(55,817)	(103)	—	(27,280)

Effect of exchange rate changes on cash and cash equivalents	—	461	(12)	—	449

Increase in cash and cash equivalents	—	8,445	420	—	8,865

Cash and cash equivalents, at beginning of period (2)	—	44,663	1,603	—	46,266

Cash and cash equivalents, at end of period (2)	$—	$53,108	$2,023	$—	$55,131

(2)	Domino’s Pizza, Inc. and subsidiaries had net cash provided by operating activities of $71,598, or $6 less than Domino’s, Inc. and subsidiaries, during the first two quarters of 2005. Domino’s Pizza, Inc. and subsidiaries had net cash used in financing activities of $(88,615) and $(27,284), or $6 less than and $4 more than Domino’s, Inc. and subsidiaries, during the first two quarters of 2005 and the first two quarters of 2004, respectively. Cash and cash equivalents for Domino’s Pizza, Inc. and subsidiaries was $46,391 and $55,252 at December 28, 2003 and June 13, 2004, respectively. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2005 and 2004 second quarters referenced herein represent the twelve-week periods ended June 19, 2005 and June 13, 2004, respectively. The 2005 and 2004 first two quarters referenced herein represent the twenty-four week periods ended June 19, 2005 and June 13, 2004, respectively.

Overview

During the second quarter and first two quarters of 2005, global retail sales, comprised of retail sales at both our franchise and Company-owned stores worldwide, grew 13.5% and 13.7%, respectively, as compared to the prior year periods. This growth was driven primarily by robust same store sales growth in both our domestic and international markets as well as an increase in our worldwide store counts. During the same periods, revenues grew 7.0% and 11.5%, respectively, as compared to the prior year periods. Additionally, we reported increases in income from operations of 18.5% and 17.3% as compared to the prior year periods.

Our global retail sales benefited from strong same store sales growth, both domestically and internationally, an increase in our worldwide store counts and the positive effect of a weaker U.S. Dollar in the key international markets in which we compete. During the second quarter and first two quarters of 2005, domestic same store sales grew 6.9% and 9.0%, respectively, comprised of domestic Company-owned same store sales increases of 8.6% and 11.2%, respectively, and domestic franchise same store sales increases of 6.6% and 8.7%, respectively. These positive same store sales results were driven by positive consumer response to the Company’s marketing and promotional activities. We also continued to benefit from strong same store sales in our international markets during the second quarter and first two quarters, which increased 7.8% and 8.2%, respectively, on a constant dollar basis versus the prior year periods. The second quarter marked the 46th consecutive quarter that we have grown our international same store sales. Additionally, we grew our worldwide net store counts by 79 and 348 stores during the second quarter and trailing four quarters, respectively.

Income from operations increased $7.3 million, or 18.5%, to $46.6 million in the second quarter, from $39.3 million in the comparable period in 2004, and increased $14.3 million, or 17.3%, to $97.1 million in the first two quarters, from $82.8 million in the comparable period in 2004. These increases were driven by higher royalty revenues from domestic and international franchise stores, higher domestic Company-owned same store sales, higher volumes in our distribution business and lower cheese costs at our Company-owned stores. The average published cheese block price per pound decreased $0.50 and $0.14 to $1.51 and $1.53 in the second quarter and first two quarters of 2005, respectively, compared to the prior year period. These increases in income from operations were offset in part by higher variable general and administrative expenses as a result of improved financial performance as compared to the prior year.

Net income increased $7.5 million, or 47.3%, to $23.4 million in the second quarter, from $15.9 million in the comparable period in 2004, and increased $14.1 million, or 41.0%, to $48.4 million in the first two quarters, from $34.3 million in the comparable period in 2004. These increases were driven primarily by the aforementioned increases in income from operations as well as a reduction in interest expense from the comparable periods in 2004. The reduction in interest expense was a result of lower average debt balances and a reduction in our average borrowing rates. Additionally, net income was positively impacted by lower income taxes resulting from the reversal of valuation allowances related to net operating loss deferred tax assets from certain of our foreign operations.

Critical accounting policies and estimates

The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates, including those related to revenue recognition, allowance for uncollectible receivables, long-lived and intangible assets, insurance and legal matters and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Changes in our estimates could materially impact our results of operations and financial condition for any particular period. We believe that our most critical accounting policies are:

Revenue recognition. We earn revenues through our network of domestic Company-owned and franchise stores, dough manufacturing and distribution centers and international operations. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchise stores are recognized as revenues when the items are delivered to or carried out by customers. Sales of food from our distribution centers are recognized as revenues upon delivery of the food to franchisees while sales of equipment and supplies from our distribution centers are generally recognized as revenues upon shipment of the related products to franchisees.

Allowance for uncollectible receivables. We closely monitor our accounts and notes receivable balances and provide allowances for uncollectible amounts as a result of our reviews. These estimates are based on, among other factors, historical collection experience and a review of our receivables by aging category. Additionally, we may also provide allowances for uncollectible receivables based on specific customer collection issues that we have identified. While write-offs of bad debts have historically been within our expectations and the provisions established, management cannot guarantee that future write-offs will not exceed historical rates. Specifically, if the financial condition of our franchisees were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Long-lived and intangible assets. We record long-lived assets, including property, plant and equipment and capitalized software, at cost. For acquisitions of franchise operations, we estimate the fair values of the assets and liabilities acquired based on physical inspection of assets, historical experience and other information available to us regarding the acquisition. We depreciate and amortize long-lived assets using useful lives determined by us based on historical experience and other information available to us. We review long-lived assets for impairment when events or circumstances indicate that the related amounts might be impaired. We perform related impairment tests on a market level basis for Company-owned stores. At January 2, 2005, we determined that our long-lived assets were not impaired. However, if our future operating performance were to deteriorate, we may be required to recognize an impairment charge.

We evaluate goodwill for impairment by comparing the fair value of our reporting units to their carrying values. A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment. At January 2, 2005, the fair value of our business operations with associated goodwill exceeded their recorded carrying value, including the related goodwill. However, if the future performance of our domestic Company-owned stores or other segment operations were to deteriorate, we may be required to recognize a goodwill impairment charge.

At June 19, 2005, we had approximately $5.5 million in net book value of long-lived assets and goodwill associated with our Company-owned operations in The Netherlands. Recently, our Netherlands operations have performed unfavorably to our internal forecasts and expectations. Management has responded to this performance gap by developing plans to improve the operating results of this business. If these plans ultimately prove unsuccessful, we may be required to record a partial impairment charge associated with these operations.

Insurance and legal matters. We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. If our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods.

For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned auto liability under insurance policies requiring payment of a deductible for each occurrence up to between $500,000 and $3.0 million, depending on the policy year and line of coverage. The related insurance reserves are determined using actuarial estimates, which are based on historical information along with assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term which could result in an increase or decrease in the related expense in future periods.

Income taxes. Our net deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on estimates and assumptions. The amounts relating to taxes recorded on the balance sheet, including tax reserves, also consider the ultimate resolution of revenue agent reviews based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to adjust our valuation allowance or other tax reserves resulting in additional income tax expense or benefit in future periods.

Same Store Sales Growth (versus the comparable periods in 2004)

	Second Quarter of 2005	First Two Quarters of 2005
Domestic Company-owned stores	+ 8.6%	+ 11.2%
Domestic franchise stores	+ 6.6%	+ 8.7%

Domestic stores	+ 6.9%	+ 9.0%

International stores	+ 7.8%	+ 8.2%

Store Counts and Net Unit Growth

	Domestic Company-owned Stores	Domestic Franchise Stores	Total Domestic Stores	International Stores	Total
Store count at March 27, 2005	568	4,447	5,015	2,784	7,799
Openings	—	26	26	76	102
Closings	—	(12)	(12)	(11)	(23)
Transfers	1	(1)	—	—	—

Store count at June 19, 2005	569	4,460	5,029	2,849	7,878

Second quarter net growth	1	13	14	65	79

First two quarters net growth	(11)	32	21	100	121

Trailing 4 quarters net growth	(8)	112	104	244	348

Income Statement Data

	Second Quarter of 2005		Second Quarter of 2004		First Two Quarters of 2005		First Two Quarters of 2004
Total revenues	$347.0	100.0%	$324.2	100.0%	$716.6	100.0%	$643.0	100.0%

Cost of sales	258.6	74.5%	246.6	76.1%	535.2	74.7%	484.3	75.3%
General and administrative	41.8	12.1%	38.3	11.8%	84.3	11.8%	75.9	11.8%

Income from operations	46.6	13.4%	39.3	12.1%	97.1	13.5%	82.8	12.9%
Interest expense, net	10.5	3.0%	13.8	4.2%	20.9	2.9%	27.7	4.3%

Income before provision for income taxes	36.1	10.4%	25.5	7.9%	76.2	10.6%	55.1	8.6%
Provision for income taxes	12.7	3.7%	9.6	3.0%	27.8	3.9%	20.8	3.3%

Net income	$23.4	6.7%	$15.9	4.9%	$48.4	6.7%	$34.3	5.3%

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

Consolidated revenues increased $22.8 million, or 7.0%, to $347.0 million in the second quarter of 2005, from $324.2 million in the comparable period in 2004, and increased $73.6 million, or 11.5%, to $716.6 million in the first two quarters of 2005, from $643.0 million in the comparable period in 2004. These increases were a result of increases in revenues at each of our reportable segments and are more fully described below.

Domestic Stores

Domestic stores revenues are comprised of revenues from our domestic Company-owned store operations and domestic franchise operations, as summarized in the following table.

Domestic Stores	Second Quarter of 2005		Second Quarter of 2004		First Two Quarters of 2005		First Two Quarters of 2004
Domestic Company-owned stores	$91.7	71.1%	$84.1	71.3%	$189.9	71.3%	$172.0	71.5%
Domestic franchise	37.2	28.9%	33.8	28.7%	76.5	28.7%	68.4	28.5%

Total domestic stores revenues	$128.9	100.0%	$117.8	100.0%	$266.4	100.0%	$240.4	100.0%

Domestic stores revenues increased $11.1 million, or 9.4%, to $128.9 million in the second quarter of 2005, from $117.8 million in the comparable period in 2004, and increased $26.0 million, or 10.8%, to $266.4 million in the first two quarters of 2005, from $240.4 million in the comparable period in 2004. These increases in revenues were due primarily to higher domestic Company-owned and franchise same store sales as well as increases in the average number of domestic franchise stores in operation during 2005. Domestic same store sales increased 6.9% and 9.0% in the second quarter and first two quarters of 2005, respectively, compared to the same periods in 2004, driven by positive consumer response to the Company’s marketing and promotional activities. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations increased $7.6 million, or 9.1%, to $91.7 million in the second quarter of 2005, from $84.1 million in the comparable period in 2004, and increased $17.9 million, or 10.4%, to $189.9 million in the first two quarters of 2005, from $172.0 million in the comparable period in 2004. These increases in revenues were due primarily to higher same store sales. Domestic Company-owned same store sales increased 8.6% and 11.2% in the second quarter and first two quarters of 2005, respectively, compared to the same periods in 2004. There were 569 and 577 domestic Company-owned stores in operation as of June 19, 2005 and June 13, 2004, respectively.

Domestic Franchise

Revenues from domestic franchise operations increased $3.4 million, or 10.3%, to $37.2 million in the second quarter of 2005, from $33.8 million in the comparable period in 2004, and increased $8.1 million, or 11.8%, to $76.5 million in the first two quarters of 2005, from $68.4 million in the comparable period in 2004. These increases in revenues were due primarily to higher same store sales and an increase in the average number of domestic franchise stores open during 2005. Domestic franchise same store sales increased 6.6% and 8.7% in the second quarter and first two quarters of 2005, respectively, compared to the same periods in 2004. There were 4,460 and 4,348 domestic franchise stores in operation as of June 19, 2005 and June 13, 2004, respectively. The average royalty rate earned on domestic franchise retail sales was 5.4% in the second quarter of 2005.

Domestic Distribution

Revenues from domestic distribution operations increased $7.3 million, or 4.0%, to $188.2 million in the second quarter of 2005, from $180.9 million in the comparable period in 2004, and increased $38.2 million, or 10.9%, to $390.0 million in the first two quarters of 2005, from $351.8 million in the comparable period in 2004. These increases in revenues were due primarily to higher volumes related to increases in domestic franchise retail sales, offset in part by a decrease in cheese prices. The published cheese block price-per-pound averaged $1.51 and $1.53 in the second quarter and first two quarters of 2005, respectively, down from $2.01 and $1.67 in the comparable periods in 2004. Had the 2005 average cheese prices been in effect during 2004, distribution revenues for the second quarter and first two quarters of 2004 would have been approximately $12.9 million and $6.1 million, respectively, lower than the reported 2004 reported amounts.

International

Revenues from international operations increased $4.3 million, or 17.0%, to $29.8 million in the second quarter of 2005, from $25.5 million in the comparable period in 2004, and increased $9.4 million, or 18.6%, to $60.2 million in the first two quarters of 2005, from $50.8 million in the comparable period in 2004. These increases in revenues were due to higher same store sales, an increase in the average number of international stores open during 2005, related increases in revenues from our international distribution operations and the positive effect of a weaker U.S. Dollar in the key international markets in which we compete. On a constant dollar basis, same store sales increased 7.8% and 8.2% in the second quarter and first two quarters of 2005, respectively, versus the comparable period in 2004. There were 2,849 and 2,605 international stores in operation as of June 19, 2005 and June 13, 2004, respectively. The average royalty rate earned on international franchise retail sales was 3.2% in the second quarter of 2005.

Cost of Sales / Operating Margin

Consolidated cost of sales is comprised primarily of domestic Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $10.8 million, or 13.9%, to $88.4 million in the second quarter of 2005, from $77.6 million in the comparable period in 2004 and increased $22.7 million, or 14.3%, to $181.4 million in the first two quarters of 2005, from $158.7 million in the comparable period in 2004. These results are summarized in the following table.

	Second Quarter of 2005		Second Quarter of 2004		First Two Quarters of 2005		First Two Quarters of 2004
Consolidated revenues	$347.0	100.0%	$324.2	100.0%	$716.6	100.0%	$643.0	100.0%
Consolidated cost of sales	258.6	74.5%	246.6	76.1%	535.2	74.7%	484.3	75.3%

Consolidated operating margin	$88.4	25.5%	$77.6	23.9%	$181.4	25.3%	$158.7	24.7%

The increases in consolidated operating margin for the second quarter and first two quarters of 2005 were due primarily to higher domestic franchise and international royalty revenues resulting from strong global retail sales growth.

As a percentage of revenues, the consolidated operating margin increased 1.6 percentage points to 25.5% in the second quarter of 2005, from 23.9% in the comparable period in 2004, and increased 0.6 percentage points to 25.3% in the first two quarters of 2005, from 24.7% in the comparable period in 2004. The consolidated operating margin as a percentage of revenues was positively impacted by higher same store sales and store counts, which generated increased domestic and international franchise royalty revenues, higher distribution volumes and higher domestic Company-owned store revenues. Additionally, the consolidated operating margin was positively impacted as a result of lower cheese costs, which benefited domestic Company-owned store and distribution operating margins as a percentage of revenues.

As mentioned above, the consolidated operating margin as a percentage of revenues was positively impacted by lower cheese costs. Cheese price changes are a “pass-through” in domestic distribution revenues and cost of sales and, as such, have no impact on the related operating margin. However, cheese price changes do impact operating margin as a percentage of revenues. Had the 2005 average cheese prices been in effect during 2004, the total operating margin for the second quarter and first two quarters of 2004 would have each been approximately 24.9% of total revenues, versus the reported 23.9% and 24.7%, respectively. This would have resulted in operating margin improvements of 0.6 and 0.4 percentage points in the second quarter and first two quarters of 2005, respectively, versus the reported improvements of 1.6 and 0.6 percentage points.

Domestic Company-Owned Stores

The domestic Company-owned store operating margin increased $3.5 million, or 23.1%, to $18.6 million in the second quarter of 2005, from $15.1 million in the comparable period in 2004, and increased $5.7 million, or 17.3%, to $38.7 million in the first two quarters of 2005, from $33.0 million in the comparable period in 2004. These results are summarized in the following table.

Domestic Company-Owned Stores	Second Quarter of 2005		Second Quarter of 2004		First Two Quarters of 2005		First Two Quarters of 2004
Revenues	$91.7	100.0%	$84.1	100.0%	$189.9	100.0%	$172.0	100.0%
Cost of sales	73.1	79.7%	69.0	82.0%	151.2	79.6%	139.1	80.8%

Store operating margin	$18.6	20.3%	$15.1	18.0%	$38.7	20.4%	$33.0	19.2%

The increases in the domestic Company-owned store operating margin during the second quarter and first two quarters of 2005 were due primarily to increases in same store sales and reductions in cheese prices.

As a percentage of store revenues, the store operating margin increased 2.3 percentage points, to 20.3%, in the second quarter of 2005, from 18.0% in the comparable period in 2004, and increased 1.2 percentage points, to 20.4% in the first two quarters of 2005, from 19.2% in the comparable period in 2004.

As a percentage of store revenues, food costs decreased 1.3 percentage points to 28.3% in the second quarter of 2005, from 29.6% in the comparable period in 2004, and increased 0.8 percentage points to 28.7% in the first two quarters of 2005, from 27.9% in the comparable period in 2004. The decrease in food costs as a percentage of store revenues during the second quarter was due primarily to a reduction in cheese prices. The increase in food costs as a percentage of store revenues during the first two quarters was due primarily to a change in product mix as a result of certain promotions in 2005, offset in part by a reduction in cheese prices.

As a percentage of store revenues, labor costs increased 0.3 percentage points to 29.6% in the second quarter of 2005, from 29.3% in the comparable period in 2004, and decreased 0.6 percentage points to 29.4% in the first two quarters of 2005, from 30.0% in the comparable period in 2004.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.5 percentage points to 10.8% in the second quarter of 2005, from 11.3% in the comparable period in 2004, and decreased 0.7 percentage points to 10.5% in the first two quarters of 2005, from 11.2% in the comparable period in 2004. These decreases in occupancy costs as a percentage of revenues were driven primarily by higher same store sales.

Domestic Distribution

The domestic distribution operating margin increased $1.6 million, or 9.5%, to $18.0 million in the second quarter of 2005, from $16.4 million in the comparable period in 2004, and increased $4.6 million, or 14.0%, to $37.7 million in the first two quarters of 2005, from $33.1 million in the comparable period in 2004. These results are summarized in the following table.

Domestic Distribution	Second Quarter of 2005		Second Quarter of 2004		First Two Quarters of 2005		First Two Quarters of 2004
Revenues	$188.2	100.0%	$180.9	100.0%	$390.0	100.0%	$351.8	100.0%
Cost of sales	170.2	90.4%	164.5	90.9%	352.3	90.3%	318.7	90.6%

Distribution operating margin	$18.0	9.6%	$16.4	9.1%	$37.7	9.7%	$33.1	9.4%

The increases in the domestic distribution operating margin during the second quarter and first two quarters of 2005 were due primarily to higher volumes as a result of increases in domestic retail sales, offset in part by higher labor, delivery and occupancy costs.

As a percentage of distribution revenues, the distribution operating margin increased 0.5 percentage points, to 9.6%, in the second quarter of 2005, from 9.1% in the comparable period in 2004, and increased 0.3 percentage points, to 9.7% in the first two quarters of 2005, from 9.4% in the comparable period in 2004. Had the 2005 average cheese prices been in effect during 2004, the distribution operating margin for the second quarter and first two quarters of 2004 would have been approximately 9.8% and 9.6% of distribution revenues, respectively, versus the reported 9.1% and 9.4%. This would have resulted in an operating margin decrease of 0.2 percentage points during the second quarter of 2005, versus the reported increase of 0.5 percentage points, and an operating margin improvement of 0.1 percentage points in the first two quarters of 2005, versus the reported improvements of 0.3 percentage points.

General and Administrative Expenses

General and administrative expenses increased $3.5 million, or 9.2%, to $41.8 million in the second quarter of 2005, from $38.3 million in the comparable period in 2004, and increased $8.4 million, or 11.1%, to $84.3 million in the first two quarters of 2005, from $75.9 million in the comparable period in 2004. These increases in general and administrative expenses were due primarily to increases in variable general and administrative expenses, including higher administrative labor as a result of higher performance-based bonuses and increases in advertising contributions as a result of higher Company-owned same store sales. As a percentage of total revenues, general and administrative expenses increased 0.3 percentage points to 12.1% in the second quarter of 2005, from 11.8% in the comparable period in 2004, and remained flat at 11.8% in the first two quarters of 2005 compared to the comparable period in 2004.

Interest Expense

Interest expense decreased $3.3 million, or 24.0%, to $10.6 million in the second quarter of 2005, from $13.9 million in the comparable period in 2004, and decreased $6.7 million, or 24.1%, to $21.2 million in the first two quarters of 2005, from $27.9 million in the comparable period in 2004. These decreases in interest expense were due primarily to lower average debt balances and a reduction in our average borrowing rates. Our average outstanding debt balance, excluding capital lease obligations, decreased $159.4 million to $771.4 million in the second quarter of 2005, from $930.8 million in the comparable period in 2004, and decreased $171.5 million to $762.2 million in the first two quarters of 2005, from $933.7 million in the comparable period in 2004. Our effective borrowing rate decreased 0.5 percentage points to 5.3% during both the second quarter and first two quarters in 2005, respectively, from 5.8% in the prior year periods. These reductions in average borrowing rates were due to senior credit facility margin pricing reductions and prepayments of senior subordinated notes in 2004, offset in part by higher market interest rates.

Provision for Income Taxes

Provision for income taxes increased $3.1 million to $12.7 million in the second quarter of 2005, from $9.6 million in the comparable period in 2004, and increased $7.0 million to $27.8 million in the first two quarters of 2005, from $20.8 million in the comparable period in 2004. The effective tax rate for the second quarter decreased 2.6 percentage points to 35.2% in the second quarter of 2005, from 37.8% in the comparable period in 2004, and decreased 1.3 percentage points to 36.5% in the first two quarters of 2005, from 37.8% in the comparable period in 2004. These decreases in the effective tax rate were due primarily to the reversal of valuation allowances related to net operating loss deferred tax assets from certain of our foreign operations.

Liquidity and Capital Resources

We had negative working capital of $21.2 million and cash and cash equivalents of $10.5 million at June 19, 2005. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay debt, invest in long-term assets, and pay dividends, reduce our working capital amounts. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures, debt repayments and dividends from these sources. We did not have any material commitments for capital expenditures as of June 19, 2005.

As of June 19, 2005, we had $770.7 million of debt, of which $16.5 million was classified as a current liability, including $15.0 million of borrowings under our $125.0 million revolving credit facility. Letters of credit issued under the revolving credit facility were $27.3 million. These letters of credit are primarily related to our casualty insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

We enter into interest rate swaps, collars or similar instruments with the objective of reducing volatility relating to our borrowing costs. As of June 19, 2005, we were party to interest rate derivatives in the total notional amount of $475.0 million. Subsequent to the second quarter, a $300.0 million interest rate swap expired and a $350.0 million interest rate swap took effect. Approximately 72% of outstanding borrowings were contractually fixed as of June 19, 2005.

Cash provided by operating activities was $71.6 million and $52.9 million in the first two quarters of 2005 and 2004, respectively. The $18.7 million increase was due primarily to a $14.1 million increase in net income and a $5.7 million net change in operating assets and liabilities.

Cash used in investing activities was $12.7 million and $17.3 million in the first two quarters of 2005 and 2004, respectively. The $4.6 million decrease was due primarily to a $2.4 million decrease in capital expenditures and a $1.9 million increase in proceeds from the sale of property, plant and equipment resulting from the sale of nine Company-owned stores in the first quarter of 2005.

Cash used in financing activities was $88.6 million and $27.3 million in the first two quarters of 2005 and 2004, respectively. The $61.3 million increase was due primarily to a $75.0 million purchase of common stock, a $23.7 million increase in repayments of long-term debt and a $6.9 million dividend payment, offset in part by $40.0 million of proceeds resulting from short-term borrowings to partially fund the aforementioned share repurchase.

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

We are party to two interest rate swap agreements which effectively convert the variable LIBOR component of the effective interest rate on a portion of our debt under our senior secured credit facility to various fixed rates over various terms. We are also party to two interest rate swap agreements which effectively convert the 8.25% interest rate on our debt under our senior subordinated notes to variable rates over the term of the senior subordinated notes.

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

In 2004, we entered into an additional interest rate swap agreement effectively converting the variable LIBOR component of the effective interest rate on a portion of our debt under our senior secured credit facility term debt to a fixed rate. The agreement has a notional starting amount of $350.0 million, began June 30, 2005, ends in June 2007 and fixes the variable LIBOR component at 3.21%. We pay a fixed interest rate under this agreement while the counterparty pays a floating rate. Additionally, the $300.0 million interest rate swap included in the table above expired on June 30, 2005.

Interest Rate Risk

Our variable interest expense is sensitive to changes in the general level of interest rates. At June 19, 2005, the weighted average interest rate on our $213.0 million of variable interest debt was 5.9%.

We had total interest expense of approximately $21.2 million in the first two quarters of 2005. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $2.0 million.

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

During the quarterly period ended June 19, 2005 there have been no changes in either Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal control over financial reporting.

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

We believe that these matters, individually and in the aggregate, will not have a significant adverse effect on our financial condition and that our established reserves adequately provide for the resolution of such claims.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period #1 (March 28, 2005 to April 24, 2005)	4,409,171	(1)	$17.01	—	—
Period #2 (April 25, 2005 to May 22, 2005)	—		—	—	—
Period #3 (May 23, 2005 to June 19, 2005)	—		—	—	—

Total	4,409,171		$17.01	—	—

(1)	As previously reported, in the second quarter we repurchased and retired 4,409,171 shares of our Common Stock from JP Morgan Capital, L.P. and its affiliates (collectively, JPMP), for $75.0 million, or $17.01 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a) We held our 2005 Annual Meeting of Shareholders on May 5, 2005.

(b) The following matters were voted upon at the 2005 Annual Meeting of Shareholders:

1.	The election of the nominees for the Board of Directors who will serve for a term to expire at the 2008 Annual Meeting of Shareholders was voted on by the shareholders. The nominees, all of whom were elected, were Andrew B. Balson and Vernon “Bud” O. Hamilton. The Inspector of Election certified the following vote tabulations:

	Votes For	Votes Withheld
Andrew B. Balson	51,173,718	4,201,481

Vernon “Bud” O. Hamilton	55,044,568	330,631

2.	A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for fiscal year 2005 was approved by the shareholders. The Inspector of Election certified the following vote tabulations:

Votes For	Votes Against	Votes Abstaining
55,295,930	69,153	10,114

The proposal passed with 99.9% of the voted shares being voted “FOR” the proposal.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	4th Amendment to Credit Agreement, dated as of March 28, 2005, by and among Domino’s, Inc., Domino’s Pizza, Inc., various subsidiaries of Domino’s, Inc., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 1.01 of the registrants’ Current Report on Form 8-K on March 29, 2005 (the “March 2005 8-K”)).

10.2	Stock Repurchase Agreement, dated as of March 29, 2005, by and among Domino’s Pizza, Inc., JP Morgan Capital, L.P., Sixty Wall Street Fund, L.P. and J.P. Morgan Partners (BHCA), L.P. (Incorporated by reference to Exhibit 1.02 to the March 2005 8-K).

31.1	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Harry J. Silverman pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.3	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

31.4	Certification by Harry J. Silverman pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

32.1	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Harry J. Silverman pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.3	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

32.4	Certification by Harry J. Silverman pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned duly authorized officer.

DOMINO’S PIZZA, INC.
DOMINO’S, INC.
(Registrants)

Date: August 3, 2005	/s/ Harry J. Silverman
Harry J. Silverman
Chief Financial Officer