Form 10-Q
period 2005-09-11
DOMINOS PIZZA INC; DOMINOS INC
filed 2005-10-25
CIK 1286681, 1079458

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 11, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒

As of October 9, 2005, Domino’s Pizza, Inc. had 66,736,814 shares of common stock, par value $0.01 per share, outstanding. As of October 9, 2005, Domino’s, Inc. had 10 shares of common stock, par value $0.01 per share, outstanding. All of the stock of Domino’s, Inc. was held by Domino’s Pizza, Inc.

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

Domino’s Pizza, Inc.

Domino’s, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 11, 2005	January 2, 2005 (Note)
Assets
Current assets:
Cash and cash equivalents	$21,902	$40,396
Accounts receivable	68,096	73,138
Inventories	23,194	21,505
Notes receivable	1,618	1,763
Prepaid expenses and other	16,928	13,555
Advertising fund assets, restricted	30,685	32,817
Deferred income taxes	6,076	6,317

Total current assets	168,499	189,491

Property, plant and equipment:
Land and buildings	23,828	23,241
Leasehold and other improvements	81,583	74,922
Equipment	164,609	159,462
Construction in progress	4,131	6,114

	274,151	263,739
Accumulated depreciation and amortization	138,926	126,856

Property, plant and equipment, net	135,225	136,883

Other assets:
Deferred financing costs	12,039	13,411
Goodwill	23,428	22,955
Capitalized software	21,676	24,079
Other assets	15,691	20,832
Deferred income taxes	37,571	39,696

Total other assets	110,405	120,973

Total assets	$414,129	$447,347

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$2,693	$25,295
Accounts payable	53,560	55,350
Insurance reserves	9,730	9,778
Advertising fund liabilities	30,685	32,817
Other accrued liabilities	69,113	66,427

Total current liabilities	165,781	189,667

Long-term liabilities:
Long-term debt, less current portion	752,508	755,405
Insurance reserves	20,234	18,039
Other accrued liabilities	28,173	34,116

Total long-term liabilities	800,915	807,560

Stockholders’ deficit:
Common stock	667	687
Additional paid-in capital	250,796	302,413
Retained deficit	(810,253)	(859,289)
Deferred stock compensation	(167)	(202)
Accumulated other comprehensive income	6,390	6,511

Total stockholders’ deficit	(552,567)	(549,880)

Total liabilities and stockholders’ deficit	$414,129	$447,347

Note: The balance sheet at January 2, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(In thousands, except per share data)	September 11, 2005	September 5, 2004	September 11, 2005	September 5, 2004
Revenues:
Domestic Company-owned stores	$91,024	$87,471	$280,923	$259,497
Domestic franchise	35,914	35,199	112,384	103,604
Domestic distribution	182,085	177,422	572,127	529,199
International	28,553	24,886	88,764	75,669

Total revenues	337,576	324,978	1,054,198	967,969

Cost of sales:
Domestic Company-owned stores	71,784	72,118	223,017	211,192
Domestic distribution	164,430	161,002	516,753	479,683
International	14,850	12,576	46,504	39,099

Total cost of sales	251,064	245,696	786,274	729,974

Operating margin	86,512	79,282	267,924	237,995

General and administrative	41,128	50,904	125,466	126,824

Income from operations	45,384	28,378	142,458	111,171

Interest income	83	226	373	409
Interest expense	(11,674)	(17,280)	(32,852)	(45,170)
Other	—	(9,751)	—	(9,751)

Income before provision for income taxes	33,793	1,573	109,979	56,659

Provision for income taxes	12,977	594	40,804	21,389

Net income	$20,816	$979	$69,175	$35,270

Earnings per share:
Common stock – basic	$0.31	$(0.02)	$1.04	$0.37
Common stock – diluted	0.30	(0.02)	1.00	0.35

Class L common stock – basic and diluted	N/A	$0.50	N/A	$5.57

Dividends declared per share	$0.10	$—	$0.30	$—

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
(In thousands)	September 11, 2005	September 5, 2004
Cash flows from operating activities:
Net income	$69,175	$35,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,240	21,428
Amortization of deferred financing costs and debt discount	2,057	6,535
Provision for deferred income taxes	1,933	8,927
Other	1,611	1,140
Changes in operating assets and liabilities	11,873	(14,155)

Net cash provided by operating activities	108,889	59,145

Cash flows from investing activities:
Capital expenditures	(20,692)	(28,640)
Other	1,994	1,945

Net cash used in investing activities	(18,698)	(26,695)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	119,550
Proceeds from issuance of long-term debt	40,000	—
Repayments of long-term debt and capital lease obligation	(65,220)	(155,593)
Repurchase of common stock	(75,000)	—
Cash paid for financing fees	(514)	(654)
Dividends paid	(13,512)	—
Proceeds from exercise of stock options	3,761	277
Distributions	—	(16,880)
Other	1,581	(873)

Net cash used in financing activities	(108,904)	(54,173)

Effect of exchange rate changes on cash and cash equivalents	219	491

Decrease in cash and cash equivalents	(18,494)	(21,232)

Cash and cash equivalents, at beginning of period	40,396	46,391

Cash and cash equivalents, at end of period	$21,902	$25,159

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 11, 2005

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 11, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2006.

Domino’s Pizza, Inc. is the parent and holding company of Domino’s, Inc. Accordingly, all 10 outstanding shares of Domino’s, Inc. common stock, par value $0.01 per share, are owned by Domino’s Pizza, Inc. As the holding company of Domino’s, Inc., Domino’s Pizza, Inc. does not conduct ongoing business operations. As a result, the financial information for Domino’s Pizza, Inc. and subsidiaries and Domino’s, Inc. and subsidiaries is substantially similar. As the differences are minor, we have presented Domino’s Pizza, Inc. and subsidiaries information throughout this filing, except for the supplemental guarantor condensed consolidating financial statements of Domino’s, Inc. and subsidiaries included in footnote 9.

2. Comprehensive Income (Loss)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11, 2005	September 5, 2004	September 11, 2005	September 5, 2004
Net income	$20,816	$979	$69,175	$35,270
Unrealized gains (losses) on derivative instruments, net of tax	356	(3,210)	1,831	2,996
Reclassification adjustment for (gains) losses included in net income, net of tax	(220)	366	(1,162)	1,703
Currency translation adjustment	598	134	(790)	(274)

Comprehensive income (loss)	$21,550	$(1,731)	$69,054	$39,695

3. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended September 11, 2005 and September 5, 2004
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2005	$126,938	$208,559	$28,553	$(26,474)	$—	$337,576
2004	122,670	203,401	24,886	(25,979)	—	324,978
Income from operations –
2005	$33,225	$11,736	$8,761	N/A	$(8,338)	$45,384
2004	29,480	9,936	7,238	N/A	(18,276)	28,378
Segment Income –
2005	$36,382	$14,148	$9,144	N/A	$(6,309)	$53,365
2004	32,619	12,530	7,500	N/A	(6,524)	46,125

	Three Fiscal Quarters Ended September 11, 2005 and September 5, 2004
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2005	$393,307	$654,385	$88,764	$(82,258)	$—	$1,054,198
2004	363,101	603,527	75,669	(74,328)	—	967,969
Income from operations –
2005	$104,179	$36,536	$26,687	N/A	$(24,944)	$142,458
2004	89,598	31,348	22,227	N/A	(32,002)	111,171
Segment Income –
2005	$112,954	$43,909	$27,797	N/A	$(19,284)	$165,376
2004	98,637	38,490	23,005	N/A	(17,096)	143,036

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11, 2005	September 5, 2004	September 11, 2005	September 5, 2004
Total Segment Income	$53,365	$46,125	$165,376	$143,036
Depreciation and amortization	(7,554)	(7,370)	(22,240)	(21,428)
Losses on sale/disposal of assets	(346)	(365)	(435)	(402)
Non-cash stock compensation expense	(81)	(12)	(243)	(35)
Termination of management agreement	—	(10,000)	—	(10,000)

Income from operations	45,384	28,378	142,458	111,171
Interest income	83	226	373	409
Interest expense	(11,674)	(17,280)	(32,852)	(45,170)
Other	—	(9,751)	—	(9,751)

Income before provision for income taxes	$33,793	$1,573	$109,979	$56,659

4. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11, 2005	September 5, 2004	September 11, 2005	September 5, 2004
Net income available to common stockholders – basic and diluted	$20,816	$979	$69,175	$35,270

Allocation of net income to common stockholders:
Common stock	$20,816	$(844)	$69,175	$15,132
Class L	N/A	1,823	N/A	20,138

Weighted average number of shares:
Common stock	66,379,392	55,813,460	66,867,837	40,406,868
Class L	N/A	3,613,978	N/A	3,613,991

Earnings per share – basic:
Common stock	$0.31	$(0.02)	$1.04	$0.37
Class L	N/A	0.50	N/A	5.57

Diluted weighted average number of shares:
Common stock	68,407,559	55,813,460	69,091,498	42,875,425
Class L	N/A	3,617,682	N/A	3,617,371

Earnings per share – diluted:
Common stock	$0.30	$(0.02)	$1.00	$0.35
Class L	N/A	0.50	N/A	5.57

The denominator in calculating diluted earnings per share for common stock for the third quarter and first three quarters of 2005 does not include 1,498,500 options to purchase common stock at $25.02 per share as the exercise price exceeded the average market price of the related common stock for those periods. The effect of including these options would have been anti-dilutive. Additionally, the denominator in calculating diluted earnings per share for common stock for the third quarter of 2004 does not include 2,441,176 of dilutive shares resulting from stock options as the Company had a net loss available to common stockholders and, as a result, their inclusion would have been anti-dilutive. Accordingly, diluted and basic earnings per share amounts are identical for that period.

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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11, 2005	September 5, 2004	September 11, 2005	September 5, 2004
Net income, as reported	$20,816	$979	$69,175	$35,270
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	50	7	153	22
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(531)	(205)	(1,194)	(368)

Net income, pro forma	$20,335	$781	$68,134	$34,924

Pro forma earnings per share – basic:
Common stock	$0.31	$(0.02)	$1.02	$0.37
Class L	N/A	0.50	N/A	5.57

Pro forma earnings per share – diluted:
Common stock	$0.30	$(0.02)	$0.99	$0.35
Class L	N/A	0.50	N/A	5.57

6. Supplemental Disclosure of Cash Flow Information

During the first three quarters of 2005, we have recorded approximately $17.8 million of reductions in income tax payable as a result of tax benefits related to the exercise of stock options.

The Company recorded a $6.6 million dividend payable during the third quarter. The dividend was subsequently paid on September 30, 2005.

7. Payment of Deferred Compensation

During the third quarter of 2005 as required by the Company’s deferred compensation plan, a significant portion of the outstanding deferred compensation balances were paid to participating employees. The total payments were approximately $4.7 million. At the time of payment, the Company recorded a $4.7 million decrease in both investments in marketable securities and deferred compensation liabilities. As the amounts paid were self-funded by the participating employees, there was no income statement impact resulting from these payments.

8. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payments” (SFAS 123R). In April 2005, the FASB amended SFAS 123R to delay the effective date of the Statement to the first annual period beginning after June 15, 2005. SFAS 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. We are required to adopt SFAS 123R no later than the beginning of fiscal 2006. We are currently assessing our adoption alternatives. Once our evaluation is complete, we will determine an appropriate method of adoption and the impact the adoption will have on our results of operations.

9. Supplemental Guarantor Condensed Consolidating Financial Statements of Domino’s, Inc. and Subsidiaries

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

Domino’s, Inc. and Subsidiaries

Supplemental Guarantor Condensed Consolidating Balance Sheets

	As of September 11, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$20,530	$1,372	$—	$21,902
Accounts receivable	—	60,748	7,348	—	68,096
Advertising fund assets, restricted	—	—	30,685	—	30,685
Other current assets	4,572	40,655	2,589	—	47,816

Current assets	4,572	121,933	41,994	—	168,499
Property, plant and equipment, net	—	130,271	4,954	—	135,225
Other assets	208,001	61,935	2,196	(161,727)	110,405

Total assets	$212,573	$314,139	$49,144	$(161,727)	$414,129

Current portion of long-term debt	$2,395	$256	$42	$—	$2,693
Accounts payable	—	38,590	14,970	—	53,560
Advertising fund liabilities	—	—	30,685	—	30,685
Other current liabilities	9,397	60,270	2,549	—	72,216

Current liabilities (1)	11,792	99,116	48,246	—	159,154

Long-term debt	746,721	5,514	273	—	752,508
Other long-term liabilities	—	48,167	240	—	48,407

Long-term liabilities	746,721	53,681	513	—	800,915

Stockholder’s equity (deficit) (1)	(545,940)	161,342	385	(161,727)	(545,940)

Total liabilities and stockholder’s equity (deficit)	$212,573	$314,139	$49,144	$(161,727)	$414,129

	As of January 2, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$3,124	$36,331	$941	$—	$40,396
Accounts receivable	—	65,404	7,734	—	73,138
Advertising fund assets, restricted	—	—	32,817	—	32,817
Other current assets	4,050	36,258	2,832	—	43,140

Current assets	7,174	137,993	44,324	—	189,491

Property, plant and equipment, net	—	130,853	6,030	—	136,883

Other assets	227,984	71,578	1,481	(180,070)	120,973

Total assets	$235,158	$340,424	$51,835	$(180,070)	$447,347

Current portion of long-term debt	$25,000	$242	$53	$—	$25,295
Accounts payable	—	40,417	14,933	—	55,350
Advertising fund liabilities	—	—	32,817	—	32,817
Other current liabilities	10,672	63,755	1,773	—	76,200

Current liabilities (1)	35,672	104,414	49,576	—	189,662

Long-term debt	749,361	5,687	357	—	755,405
Other long-term liabilities	—	51,903	252	—	52,155

Long-term liabilities	749,361	57,590	609	—	807,560

Stockholder’s equity (deficit) (1)	(549,875)	178,420	1,650	(180,070)	(549,875)

Total liabilities and stockholder’s equity (deficit)	$235,158	$340,424	$51,835	$(180,070)	$447,347

(1)	Domino’s Pizza, Inc. and subsidiaries had current liabilities of $165,781 and $189,667, or $6,627 more than and $5 more than Domino’s, Inc. and subsidiaries at September 11, 2005 and January 2, 2005, respectively. Domino’s Pizza, Inc. and subsidiaries had total stockholders’ deficit of $(552,567) and $(549,880), or $6,627 more than and $5 more than Domino’s, Inc. and subsidiaries at September 11, 2005 and January 2, 2005, respectively. The differences at September 11, 2005 resulted from the inclusion of a dividend payable recorded on Domino’s Pizza, Inc. and subsidiaries that was not recorded on Domino’s, Inc. and subsidiaries. While Domino’s, Inc. and subsidiaries plans to distribute funds to Domino’s Pizza, Inc. and subsidiaries to pay this dividend, it was not a liability for Domino’s, Inc. and subsidiaries at September 11, 2005. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

Domino’s, Inc. and Subsidiaries

Supplemental Guarantor Condensed Consolidating Statements of Income

	Fiscal Quarter Ended September 11, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$330,587	$6,989	$—	$337,576
Cost of sales	—	245,928	5,136	—	251,064

Operating margin	—	84,659	1,853	—	86,512
General and administrative	—	39,968	1,160	—	41,128

Income from operations	—	44,691	693	—	45,384
Equity earnings in subsidiaries	28,173	—	—	(28,173)	—
Interest expense, net	(11,518)	(61)	(12)	—	(11,591)

Income (loss) before provision (benefit) for income taxes	16,655	44,630	681	(28,173)	33,793

Provision (benefit) for income taxes	(4,161)	17,138	—	—	12,977

Net income (loss)	$20,816	$27,492	$681	$(28,173)	$20,816

	Three Fiscal Quarters Ended September 11, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,031,502	$22,696	$—	$1,054,198
Cost of sales	—	769,886	16,388	—	786,274

Operating margin	—	261,616	6,308	—	267,924

General and administrative	—	119,281	6,185	—	125,466

Income from operations	—	142,335	123	—	142,458

Equity earnings in subsidiaries	89,600	—	—	(89,600)	—
Interest expense, net	(32,411)	(42)	(26)	—	(32,479)

Income (loss) before provision (benefit) for income taxes	57,189	142,293	97	(89,600)	109,979

Provision (benefit) for income taxes	(11,986)	52,790	—	—	40,804

Net income (loss)	$69,175	$89,503	$97	$(89,600)	$69,175

	Fiscal Quarter Ended September 5, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$318,623	$6,355	$—	$324,978
Cost of sales	—	240,944	4,752	—	245,696

Operating margin	—	77,679	1,603	—	79,282

General and administrative	—	48,831	2,073	—	50,904

Income (loss) from operations	—	28,848	(470)	—	28,378

Equity earnings in subsidiaries	17,520	—	—	(17,520)	—
Interest income (expense), net (2)	(16,921)	(501)	344	—	(17,078)
Other	(9,751)	—	—	—	(9,751)

Income (loss) before provision (benefit) for income taxes	(9,152)	28,347	(126)	(17,520)	1,549

Provision (benefit) for income taxes	(10,107)	10,701	—	—	594

Net income (loss) (2)	$955	$17,646	$(126)	$(17,520)	$955

	Three Fiscal Quarters Ended September 5, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$948,696	$19,273	$—	$967,969
Cost of sales	—	715,672	14,302	—	729,974

Operating margin	—	233,024	4,971	—	237,995

General and administrative	—	120,960	5,864	—	126,824

Income (loss) from operations	—	112,064	(893)	—	111,171

Equity earnings in subsidiaries	68,688	—	—	(68,688)	—
Interest income (expense), net (2)	(44,452)	(412)	78	—	(44,786)
Other	(9,751)	—	—	—	(9,751)

Income (loss) before provision (benefit) for income taxes	14,485	111,652	(815)	(68,688)	56,634

Provision (benefit) for income taxes	(20,760)	42,149	—	—	21,389

Net income (loss) (2)	$35,245	$69,503	$(815)	$(68,688)	$35,245

(2)	Domino’s Pizza, Inc. and subsidiaries incurred interest expense, net of $17,054 and $44,761 or $24 and $25 less than Domino’s, Inc. and subsidiaries, during the third quarter and first three quarters of 2004, respectively. Accordingly, Domino’s Pizza, Inc. and subsidiaries net income was $24 and $25 more than Domino’s, Inc. and subsidiaries for the third quarter and first three quarters of 2004, respectively. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

Domino’s, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statements of Cash Flows

	Three Fiscal Quarters Ended September 11, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities (3)	$(31,629)	$140,093	$430	$—	$108,894

Capital expenditures	—	(20,590)	(102)	—	(20,692)
Other	—	1,994	—	—	1,994

Net cash used in investing activities	—	(18,596)	(102)	—	(18,698)

Proceeds from the issuance of long-term debt	40,000	—	—	—	40,000
Repayments of debt	(65,000)	(159)	(61)	—	(65,220)
Distributions to parent, net	54,019	(142,617)	—		(88,598)
Other	(514)	5,423	—	—	4,909

Net cash provided by (used in) financing activities (3)	28,505	(137,353)	(61)	—	(108,909)

Effect of exchange rate changes on cash and cash equivalents	—	55	164	—	219

Increase (decrease) in cash and cash equivalents	(3,124)	(15,801)	431	—	(18,494)

Cash and cash equivalents, at beginning of period	3,124	36,331	941	—	40,396

Cash and cash equivalents, at end of period	$—	$20,530	$1,372	$—	$21,902

	Three Fiscal Quarters Ended September 5, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities (3)	$(57,392)	$113,773	$2,338	$—	$58,719

Capital expenditures	—	(26,404)	(2,236)	—	(28,640)
Other	—	1,945	—	—	1,945

Net cash used in investing activities	—	(24,459)	(2,236)	—	(26,695)

Repayments of debt	(155,334)	(156)	(103)	—	(155,593)
Distributions to parent, net	216,489	(113,864)	—	—	102,625
Other	(654)	—	—	—	(654)

Net cash provided by (used in) financing activities (3)	60,501	(114,020)	(103)	—	(53,622)

Effect of exchange rate changes on cash and cash equivalents	—	512	(21)	—	491

Increase (decrease) in cash and cash equivalents	3,109	(24,194)	(22)	—	(21,107)

Cash and cash equivalents, at beginning of period (3)	—	44,663	1,603	—	46,266

Cash and cash equivalents, at end of period	$3,109	$20,469	$1,581	$—	$25,159

(3)	Domino’s Pizza, Inc. and subsidiaries had net cash provided by operating activities of $108,889 and $59,145, or $5 less than and $426 more than Domino’s, Inc. and subsidiaries, during the first three quarters of 2005 and the first three quarters of 2004, respectively. Domino’s Pizza, Inc. and subsidiaries had net cash used in financing activities of $(108,904) and $(54,173), or $5 less than and $551 more than Domino’s, Inc. and subsidiaries, during the first three quarters of 2005 and the first three quarters of 2004, respectively. Cash and cash equivalents for Domino’s Pizza, Inc. and subsidiaries was $46,391 at December 28, 2003. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2005 and 2004 third quarters referenced herein represent the twelve-week periods ended September 11, 2005 and September 5, 2004, respectively. The 2005 and 2004 first three quarters referenced herein represent the thirty-six week periods ended September 11, 2005 and September 5, 2004, respectively.

Overview

During the third quarter and first three quarters of 2005, global retail sales, comprised of retail sales at both our franchise and Company-owned stores worldwide, grew 7.8% and 11.7%, respectively, as compared to the prior year periods. This growth was driven primarily by same store sales growth in both our domestic and international markets as well as an increase in our worldwide store counts. During the same periods, revenues grew 3.9% and 8.9%, respectively, as compared to the prior year periods. Additionally, we reported increases in income from operations of 59.9% and 28.1% as compared to the prior year periods.

Our global retail sales benefited from strong same store sales growth, both domestically and internationally, an increase in our worldwide store counts, and the positive effect of a weaker U.S. Dollar in the key international markets in which we compete. During the third quarter and first three quarters of 2005, domestic same store sales grew 1.1% and 6.3%, respectively, comprised of domestic Company-owned same store sales increases of 4.2% and 8.9%, respectively, and domestic franchise same store sales increases of 0.7% and 5.9%, respectively. These increases in same store sales were driven by positive consumer response to our marketing and promotional activities. Domestic same store sales increased 8.0% and 2.9% in the comparable periods in 2004. We also continued to benefit from strong same store sales in our international markets during the third quarter and first three quarters, which increased 4.5% and 6.9%, respectively, on a constant dollar basis versus the prior year periods. The third quarter marked the 47th consecutive quarter that we have grown our international same store sales when compared to the same quarter in the prior year. Additionally, we grew our worldwide net store counts by 67 and 342 stores during the third quarter and trailing four quarters, respectively. Our net store counts at September 11, 2005 include the closing of 14 domestic franchise stores that occurred as a result of Hurricane Katrina. While these stores suffered significant damage and are not expected to re-open in the near term, our overall operations and financial condition were not significantly impacted by Hurricanes Katrina or Rita.

Income from operations increased $17.0 million, or 59.9%, to $45.4 million in the third quarter, from $28.4 million in the comparable period in 2004, and increased $31.3 million, or 28.1%, to $142.5 million in the first three quarters, from $111.2 million in the comparable period in 2004. These increases were driven by higher royalty revenues from domestic and international franchise stores, higher domestic Company-owned same store sales, higher volumes in our distribution business and lower cheese costs at our Company-owned stores. Additionally, these increases in income from operations were positively impacted by the $10.0 million payment made to an affiliate of our former majority stockholder in connection with our initial public offering to terminate its management agreement, which occurred in the third quarter of 2004. The average published cheese block price per pound decreased $0.12 and $0.14 to $1.48 and $1.51 in the third quarter and first three quarters of 2005, respectively, compared to the prior year period. These increases in income from operations were offset in part by higher variable general and administrative expenses as a result of improved financial performance as compared to the prior year.

Net income increased $19.8 million to $20.8 million in the third quarter, from $1.0 million in the comparable period in 2004, and increased $33.9 million to $69.2 million in the first three quarters, from $35.3 million in the comparable period in 2004. These increases were driven primarily by the aforementioned increases in income from operations as well as a reduction in interest and other expense from the comparable periods in 2004. The reduction in interest expense was a result of lower average debt balances and approximately $3.7 million of deferred financing and bond discount expenses incurred in connection with the redemption of $109.1 million of Domino’s, Inc.’s senior subordinated notes in August of 2004. The reduction in other expense was a result of losses incurred in 2004 in connection with debt retirements, including $9.0 million incurred in connection with the aforementioned redemption of $109.1 million of Domino’s, Inc.’s senior subordinated notes.

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

At September 11, 2005, we had approximately $5.2 million in net book value of long-lived assets and goodwill associated with our Company-owned operations in The Netherlands. Recently, our Netherlands operations have performed unfavorably as compared to our internal forecasts and expectations. Management has responded to this performance gap by developing plans to improve the operating results of this business. If these plans ultimately prove unsuccessful, we may be required to record an impairment charge associated with these operations.

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

For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned auto liability under insurance policies requiring payment of a deductible for each occurrence up to between $500,000 and $3.0 million, depending on the policy year and line of coverage. The related insurance reserves are determined using independent actuarial estimates, which are based on historical information along with assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term which could result in an increase or decrease in the related expense in future periods.

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

Same Store Sales Growth (versus the comparable periods in 2004)

	Third Quarter of 2005	First Three Quarters of 2005
Domestic Company-owned stores	+4.2%	+8.9%
Domestic franchise stores	+0.7%	+5.9%

Domestic stores	+1.1%	+6.3%

International stores	+4.5%	+6.9%

Store Counts and Net Unit Growth

	Domestic Company-owned Stores	Domestic Franchise Stores(1)	Total Domestic Stores	International Stores	Total
Store count at June 19, 2005	569	4,460	5,029	2,849	7,878
Openings	3	27	30	76	106
Closings	—	(33)	(33)	(6)	(39)
Transfers	2	(2)	—	—	—

Store count at September 11, 2005	574	4,452	5,026	2,919	7,945

Third quarter of 2005 net growth	5	(8)	(3)	70	67

First three quarters of 2005 net growth	(6)	24	18	170	188

Trailing 4 quarters net growth	(4)	85	81	261	342

(1)	The domestic franchise store counts at September 11, 2005 reflect 14 closed stores as a result of Hurricane Katrina.

Income Statement Data

	Third Quarter of 2005		Third Quarter of 2004		First Three Quarters of 2005		First Three Quarters of 2004
Total revenues	$337.6	100.0%	$325.0	100.0%	$1,054.2	100.0%	$968.0	100.0%
Cost of sales	251.1	74.4%	245.7	75.6%	786.3	74.6%	730.0	75.4%
General and administrative	41.1	12.2%	50.9	15.7%	125.5	11.9%	126.8	13.1%

Income from operations	45.4	13.4%	28.4	8.7%	142.5	13.5%	111.2	11.5%
Interest expense, net	11.6	3.4%	17.1	5.2%	32.5	3.1%	44.8	4.7%
Other	—	—	9.8	3.0%	—	—	9.8	1.0%

Income before provision for income taxes	33.8	10.0%	1.6	0.5%	110.0	10.4%	56.7	5.8%
Provision for income taxes	13.0	3.8%	0.6	0.2%	40.8	3.8%	21.4	2.2%

Net income	$20.8	6.2%	$1.0	0.3%	$69.2	6.6%	$35.3	3.6%

Revenues

Revenues primarily include retail sales by our 595 domestic and international Company-owned stores, royalties from our 7,350 domestic and international franchise stores, and sales of food, equipment and supplies by our 17 domestic and 8 international distribution centers to certain domestic and international franchise stores. Company-owned store and franchise store revenues may vary significantly from period to period due to changes in store count mix while distribution revenues may vary significantly as a result of fluctuations in commodity prices, primarily cheese and meats.

Consolidated revenues increased $12.6 million, or 3.9%, to $337.6 million in the third quarter of 2005, from $325.0 million in the comparable period in 2004, and increased $86.2 million, or 8.9%, to $1,054.2 million in the first three quarters of 2005, from $968.0 million in the comparable period in 2004. These increases were a result of increases in revenues at each of our reportable segments and are more fully described below.

Domestic Stores Revenues

Domestic stores revenues are comprised of revenues from our domestic Company-owned store operations and domestic franchise operations, as summarized in the following table.

Domestic Stores	Third Quarter of 2005		Third Quarter of 2004		First Three Quarters of 2005		First Three Quarters of 2004
Domestic Company-owned stores	$91.0	71.7%	$87.5	71.3%	$280.9	71.4%	$259.5	71.5%
Domestic franchise	35.9	28.3%	35.2	28.7%	112.4	28.6%	103.6	28.5%

Total domestic stores revenues	$126.9	100.0%	$122.7	100.0%	$393.3	100.0%	$363.1	100.0%

Domestic stores revenues increased $4.2 million, or 3.5%, to $126.9 million in the third quarter of 2005, from $122.7 million in the comparable period in 2004, and increased $30.2 million, or 8.3%, to $393.3 million in the first three quarters of 2005, from $363.1 million in the comparable period in 2004. These increases in revenues were due primarily to higher domestic Company-owned and franchise same store sales as well as increases in the average number of domestic franchise stores in operation during 2005. Domestic same store sales increased 1.1% and 6.3% in the third quarter and first three quarters of 2005, respectively, compared to the same periods in 2004, driven by positive consumer response to our marketing and promotional activities. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations increased $3.5 million, or 4.1%, to $91.0 million in the third quarter of 2005, from $87.5 million in the comparable period in 2004, and increased $21.4 million, or 8.3%, to $280.9 million in the first three quarters of 2005, from $259.5 million in the comparable period in 2004. These increases in revenues were due primarily to higher same store sales. Domestic Company-owned same store sales increased 4.2% and 8.9% in the third quarter and first three quarters of 2005, respectively, compared to the same periods in 2004. There were 574 and 578 domestic Company-owned stores in operation as of September 11, 2005 and September 5, 2004, respectively.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $0.7 million, or 2.0%, to $35.9 million in the third quarter of 2005, from $35.2 million in the comparable period in 2004, and increased $8.8 million, or 8.5%, to $112.4 million in the first three quarters of 2005, from $103.6 million in the comparable period in 2004. These increases in revenues were due primarily to higher same store sales and an increase in the average number of domestic franchise stores open during 2005. Domestic franchise same store sales increased 0.7% and 5.9% in the third quarter and first three quarters of 2005, respectively, compared to the same periods in 2004. There were 4,452 and 4,367 domestic franchise stores in operation as of September 11, 2005 and September 5, 2004, respectively. The domestic franchise store counts at September 11, 2005 include the closing of 14 stores that occurred as result of Hurricane Katrina.

Domestic Distribution Revenues

Revenues from domestic distribution operations increased $4.7 million, or 2.6%, to $182.1 million in the third quarter of 2005, from $177.4 million in the comparable period in 2004, and increased $42.9 million, or 8.1%, to $572.1 million in the first three quarters of 2005, from $529.2 million in the comparable period in 2004. These increases in revenues were due primarily to higher volumes related to increases in domestic franchise retail sales, offset in part by decreases in cheese prices. The published cheese block price-per-pound averaged $1.48 and $1.51 in the third quarter and first three quarters of 2005, respectively, down from $1.60 and $1.65 in the comparable periods in 2004. Had the 2005 average cheese prices been in effect during 2004, distribution revenues for the third quarter and first three quarters of 2004 would have been approximately $3.2 million and $9.2 million, respectively, lower than the reported 2004 amounts.

International Revenues

Revenues from international operations increased $3.7 million, or 14.7%, to $28.6 million in the third quarter of 2005, from $24.9 million in the comparable period in 2004, and increased $13.1 million, or 17.3%, to $88.8 million in the first three quarters of 2005, from $75.7 million in the comparable period in 2004. These increases in revenues were due to higher same store sales, an increase in the average number of international stores open during 2005, related increases in revenues from our international distribution operations and the positive effect of a weaker U.S. Dollar in the key international markets in which we compete. On a constant dollar basis, same store sales increased 4.5% and 6.9% in the third quarter and first three quarters of 2005, respectively, versus the comparable period in 2004. There were 2,919 and 2,658 international stores in operation as of September 11, 2005 and September 5, 2004, respectively.

Cost of Sales / Operating Margin

Consolidated cost of sales is comprised primarily of domestic Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $7.2 million, or 9.1%, to $86.5 million in the third quarter of 2005, from $79.3 million in the comparable period in 2004, and increased $29.9 million, or 12.6%, to $267.9 million in the first three quarters of 2005, from $238.0 million in the comparable period in 2004. These results are summarized in the following table.

	Third Quarter of 2005		Third Quarter of 2004		First Three Quarters of 2005		First Three Quarters of 2004
Consolidated revenues	$337.6	100.0%	$325.0	100.0%	$1,054.2	100.0%	$968.0	100.0%
Consolidated cost of sales	251.1	74.4%	245.7	75.6%	786.3	74.6%	730.0	75.4%

Consolidated operating margin	$86.5	25.6%	$79.3	24.4%	$267.9	25.4%	$238.0	24.6%

The increases in the consolidated operating margin for the third quarter and first three quarters of 2005 were due primarily to higher domestic franchise and international royalty revenues resulting from strong global retail sales growth and higher margins at our Company-owned stores.

As a percentage of revenues, the consolidated operating margin increased 1.2 percentage points to 25.6% in the third quarter of 2005, from 24.4% in the comparable period in 2004, and increased 0.8 percentage points to 25.4% in the first three quarters of 2005, from 24.6% in the comparable period in 2004. The consolidated operating margin as a percentage of revenues was positively impacted by higher same store sales and store counts, which generated increased domestic and international franchise royalty revenues, higher distribution volumes and higher domestic Company-owned store revenues. Additionally, the consolidated operating margin was positively impacted by lower insurance costs and lower cheese costs, which benefited both domestic Company-owned store and distribution operating margins as a percentage of revenues.

As mentioned above, the consolidated operating margin as a percentage of revenues was positively impacted by lower cheese costs. Cheese price changes are a “pass-through” in domestic distribution revenues and cost of sales and, as such, have no impact on the related operating margin. However, cheese price changes do impact operating margin as a percentage of revenues. Had the 2005 average cheese prices been in effect during 2004, the total operating margin for the third quarter and first three quarters of 2004 would have been approximately 24.6% and 24.8% of total revenues, respectively, versus the reported 24.4% and 24.6%. This would have resulted in operating margin improvements of 1.0 and 0.6 percentage points in the third quarter and first three quarters of 2005, respectively, versus the reported improvements of 1.2 and 0.8 percentage points.

Domestic Company-Owned Stores Operating Margin

The domestic Company-owned store operating margin increased $3.8 million, or 25.3%, to $19.2 million in the third quarter of 2005, from $15.4 million in the comparable period in 2004, and increased $9.6 million, or 19.9%, to $57.9 million in the first three quarters of 2005, from $48.3 million in the comparable period in 2004. These results are summarized in the following table.

Domestic Company-Owned Stores	Third Quarter of 2005		Third Quarter of 2004		First Three Quarters of 2005		First Three Quarters of 2004
Revenues	$91.0	100.0%	$87.5	100.0%	$280.9	100.0%	$259.5	100.0%
Cost of sales	71.8	78.9%	72.1	82.4%	223.0	79.4%	211.2	81.4%

Store operating margin	$19.2	21.1%	$15.4	17.6%	$57.9	20.6%	$48.3	18.6%

The increases in the domestic Company-owned store operating margin during the third quarter and first three quarters of 2005 were due primarily to increases in same store sales, reductions in cheese prices and lower insurance costs.

As a percentage of store revenues, the store operating margin increased 3.5 percentage points to 21.1% in the third quarter of 2005, from 17.6% in the comparable period in 2004, and increased 2.0 percentage points to 20.6% in the first three quarters of 2005, from 18.6% in the comparable period in 2004.

As a percentage of store revenues, food costs decreased 1.2 percentage points to 27.8% in the third quarter of 2005, from 29.0% in the comparable period in 2004, and increased 0.1 percentage points to 28.4% in the first three quarters of 2005, from 28.3% in the comparable period in 2004. The decrease in food costs as a percentage of store revenues during the third quarter was due primarily to a reduction in cheese prices and a higher average ticket offset by a change in product mix. The increase in food costs as a percentage of store revenues during the first three quarters was due primarily to a change in product mix as a result of certain promotions in 2005, offset in part by a reduction in cheese prices.

As a percentage of store revenues, labor costs decreased 0.4 percentage points to 29.6% in the third quarter of 2005, from 30.0% in the comparable period in 2004, and decreased 0.5 percentage points to 29.5% in the first three quarters of 2005, from 30.0% in the comparable period in 2004. These decreases in labor costs as a percentage of store revenues were due primarily to leveraging labor costs on a higher base of revenues.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.4 percentage points to 11.2% in the third quarter of 2005, from 11.6% in the comparable period in 2004, and decreased 0.7 percentage points to 10.7% in the first three quarters of 2005, from 11.4% in the comparable period in 2004. These decreases in occupancy costs as a percentage of store revenues were driven primarily by the positive impact of higher revenues.

As a percentage of store revenues, insurance costs decreased 1.5 percentage points to 3.0% in the third quarter of 2005, from 4.5% in the comparable period in 2004, and decreased 1.0 percentage point to 3.6% in the first three quarters of 2005, from 4.6% in the comparable period in 2004. These decreases in insurance costs as a percentage of store revenues were due primarily to improved experience and the positive impact of higher revenues.

Domestic Distribution Operating Margin

The domestic distribution operating margin increased $1.3 million, or 7.5%, to $17.7 million in the third quarter of 2005, from $16.4 million in the comparable period in 2004, and increased $5.9 million, or 11.8%, to $55.4 million in the first three quarters of 2005, from $49.5 million in the comparable period in 2004. These results are summarized in the following table.

Domestic Distribution	Third Quarter of 2005		Third Quarter of 2004		First Three Quarters of 2005		First Three Quarters of 2004
Revenues	$182.1	100.0%	$177.4	100.0%	$572.1	100.0%	$529.2	100.0%
Cost of sales	164.4	90.3%	161.0	90.7%	516.8	90.3%	479.7	90.6%

Distribution operating margin	$17.7	9.7%	$16.4	9.3%	$55.4	9.7%	$49.5	9.4%

The increases in the domestic distribution operating margin during the third quarter and first three quarters of 2005 were due primarily to higher volumes as a result of increases in domestic retail sales and a decrease in insurance costs, offset in part by higher labor and delivery costs.

As a percentage of distribution revenues, the distribution operating margin increased 0.4 percentage points to 9.7% in the third quarter of 2005, from 9.3% in the comparable period in 2004, and increased 0.3 percentage points to 9.7% in the first three quarters of 2005, from 9.4% in the comparable period in 2004. Had the 2005 average cheese prices been in effect during 2004, the distribution operating margin for the third quarter and first three quarters of 2004 would have been approximately 9.4% and 9.5% of distribution revenues, respectively, versus the reported 9.3% and 9.4%. This would have resulted in operating margin improvements of 0.3 and 0.2 percentage points in the third quarter and first three quarters of 2005, respectively, versus the reported increase of 0.4 and 0.3 percentage points.

General and Administrative Expenses

General and administrative expenses decreased $9.8 million, or 19.2%, to $41.1 million in the third quarter of 2005, from $50.9 million in the comparable period in 2004, and decreased $1.3 million, or 1.1%, to $125.5 million in the first three quarters of 2005, from $126.8 million in the comparable period in 2004. These decreases in general and administrative expenses were due primarily to the $10.0 million payment made to an affiliate of our former majority stockholder in connection with our initial public offering to terminate its management agreement with us, which occurred in the third quarter of 2004. The decrease for the first three quarters of 2005 was offset in part by increases in variable general and administrative expenses, including higher administrative labor as a result of higher performance-based bonuses and increases in advertising contributions as a result of higher Company-owned same store sales. As a percentage of total revenues, general and administrative expenses decreased 3.5 percentage points to 12.2% in the third quarter of 2005, from 15.7% in the comparable period in 2004, and decreased 1.2 percentage points to 11.9% in the first three quarters of 2005, from 13.1% in the comparable period in 2004.

Interest Expense

Interest expense decreased $5.6 million, or 32.4%, to $11.7 million in the third quarter of 2005, from $17.3 million in the comparable period in 2004, and decreased $12.3 million, or 27.3%, to $32.9 million in the first three quarters of 2005, from $45.2 million in the comparable period in 2004. These decreases were due primarily to lower average debt balances during 2005 and approximately $3.7 million of deferred financing and bond discount expenses incurred in connection with the redemption of $109.1 million of Domino’s, Inc.’s senior subordinated notes in August 2004.

The average outstanding debt balance, excluding capital lease obligations, decreased $139.8 million to $758.4 million in the third quarter of 2005, from $898.2 million in the comparable period in 2004, and decreased $161.0 million to $760.9 million in the first three quarters of 2005, from $921.9 million in the comparable period in 2004.

Our effective borrowing rate increased 0.4 percentage points to 6.0% during the third quarter of 2005, from 5.6% in the comparable period in 2004, and decreased 0.2 percentage points to 5.5% during the first three quarters of 2005, from 5.7% in the comparable period in 2004. The effective borrowing rate for the third quarter of 2005 was negatively impacted by changes in our outstanding interest rate swaps as well as higher market interest rates, offset in part by reduced senior credit facility margin pricing. The effective borrowing rate during the first three quarters of 2005 was positively impacted by the aforementioned reductions in margin pricing, offset in part by higher market interest rates.

At June 30, 2005, two floating-to-fixed interest rate derivatives expired with total notional amounts of $375 million. We paid 1.62% under a $300 million notional amount contract and 3.25% under a $75 million notional amount contract while the counterparty paid a floating interest rate under each contract. Concurrently, a $350 million notional amount floating-to-fixed interest rate derivative started with the Company paying 3.21% under the contract while the counterparty pays a floating interest rate.

Other

The other amount of $9.8 million for the third quarter and first three quarters of 2004 is comprised of losses incurred in connection with debt retirements, including $9.0 million incurred in connection with the redemption of $109.1 million of Domino’s, Inc.’s senior subordinated notes in August 2004.

Provision for Income Taxes

Provision for income taxes increased $12.4 million to $13.0 million in the third quarter of 2005, from $0.6 million in the comparable period in 2004, and increased $19.4 million to $40.8 million in the first three quarters of 2005, from $21.4 million in the comparable period in 2004. The effective tax rate for the third quarter increased 0.6 percentage points to 38.4%, from 37.8% in the comparable period in 2004, and decreased 0.7 percentage points to 37.1% in the first three quarters of 2005, from 37.8% in the comparable period in 2004. The decrease in the effective tax rate for the first three quarters of 2005 was due primarily to the reversal of valuation allowances related to net operating loss deferred tax assets from certain of our foreign operations.

Liquidity and Capital Resources

We had working capital of $2.7 million and cash and cash equivalents of $21.9 million at September 11, 2005. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay debt, invest in long-term assets, and pay dividends, reduce our working capital amounts. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures, debt repayments and dividends from these sources. We did not have any material commitments for capital expenditures as of September 11, 2005.

As of September 11, 2005, we had $755.2 million of debt, of which $2.7 million was classified as a current liability. Letters of credit issued under the revolving credit facility were $28.9 million. These letters of credit are primarily related to our casualty insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

We enter into interest rate swaps, collars or similar instruments with the objective of managing volatility relating to our borrowing costs. As of September 11, 2005, we were party to interest rate derivatives in the total notional amount of $450.0 million. Including the effect of interest rate derivatives, approximately 70% of outstanding borrowings were contractually fixed as of September 11, 2005.

Cash provided by operating activities was $108.9 million and $59.1 million in the first three quarters of 2005 and 2004, respectively. The $49.8 million increase was due primarily to a $33.9 million increase in net income and a $26.0 million net change in operating assets and liabilities, offset in part by a $7.0 million decrease in provision for deferred income taxes and a $4.5 decrease in amortization of deferred financing costs and debt discount. The $26.0 million increase in operating cash flow resulting from the net change in operating assets and liabilities was due primarily to the changes in accruals for taxes and interest. In 2005, we reported a year-over-year net source of cash resulting from a reduction in income taxes payable, which is primarily attributable to the $17.8 million reduction as a result of tax benefits related to the exercise of stock options. Additionally, due primarily to lower debt levels in 2005, we reported a $7.9 million year-over-year net source of cash resulting from a reduction in interest payable.

Cash used in investing activities was $18.7 million and $26.7 million in the first three quarters of 2005 and 2004, respectively. The $8.0 million decrease was due primarily to a $7.9 million decrease in capital expenditures. This decrease primarily resulted from the significant capital expenditures in 2004 relating to the renovation of our world headquarters.

Cash used in financing activities was $108.9 million and $54.2 million in the first three quarters of 2005 and 2004, respectively. The $54.7 million increase was due primarily to a $119.6 million decrease in net proceeds from the issuance of common stock, a $75.0 million purchase of common stock in 2005 and $13.5 million of dividend payments in 2005, offset in part by a $90.4 million decrease in repayments of long-term debt, $40.0 million of proceeds resulting from short-term borrowings to partially fund the aforementioned share repurchase and a $16.9 million decrease in distributions to our founder and former majority stockholder and his wife in conjunction with our initial public offering in 2004.

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

Interest Rate Derivatives

We enter into interest rate swaps, collars or similar instruments with the objective of managing volatility relating to our borrowing costs.

We are party to an interest rate swap agreement which effectively converts the variable LIBOR component of the effective interest rate on a portion of our debt under our senior secured credit facility to a fixed rate over a specified term. We are also party to two interest rate swap agreements which effectively convert the 8.25% interest rate on our senior subordinated notes to variable rates over the term of the senior subordinated notes.

These agreements are summarized in the following table.

Derivative	Total Notional Amount	Term	Company Pays	Counterparty Pays
Interest Rate Swap	$ 50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points	8.25%
Interest Rate Swap	$ 50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points	8.25%
Interest Rate Swap	$350.0 million	June 2005 – June 2007	3.21%	LIBOR

Interest Rate Risk

Our variable interest expense is sensitive to changes in the general level of interest rates. At September 11, 2005, the weighted average interest rate on our $223.0 million of variable interest debt was 6.2%.

We had total interest expense of approximately $32.9 million in the first three quarters of 2005. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $2.9 million.

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

During the quarterly period ended September 11, 2005 there have been no changes in either Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal control over financial reporting.

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

DOMINO’S PIZZA, INC.
DOMINO’S, INC.
(Registrants)

Date: October 25, 2005	/s/ Harry J. Silverman
Harry J. Silverman
Chief Financial Officer