Form 10-K
period 2006-01-01
DOMINOS PIZZA INC; DOMINOS INC
filed 2006-03-03
CIK 1286681, 1079458

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 1, 2006

OR

[     ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Numbers:

Domino’s Pizza, Inc.	333-114442
Domino’s, Inc.	333-107774

Domino’s Pizza, Inc.

Domino’s, Inc.

(Exact name of registrants as specified in their charters)

DELAWARE	38-2511577
DELAWARE	38-3025165
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification numbers)

30 Frank Lloyd Wright Drive

Ann Arbor, Michigan 48106

(Address of principal executive offices)

(734) 930-3030

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:

Domino’s Pizza, Inc.	New York Stock Exchange
Common stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act): Yes [ X ] No [    ] (only with respect to Domino’s Pizza, Inc.)

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes [    ] No [ X ]

Indicate by check mark whether the registrants (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [ X ] No [    ] (only with respect to Domino’s Pizza, Inc.)

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act): Yes [    ] No [ X ]

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes [    ] No [ X ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of Domino’s Pizza, Inc. computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange at which the stock was last sold, as of June 19, 2005, was $844,508,054.

As of February 15, 2006, Domino’s Pizza, Inc. had 67,272,288 shares of common stock outstanding. As of February 15, 2006, Domino’s, Inc. had 10 shares of common stock, par value $0.01, outstanding. All of the stock of Domino’s, Inc. was held by Domino’s Pizza, Inc.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on May 3, 2006 are incorporated by reference into Part III.

Domino’s Pizza, Inc. is the parent and holding company of Domino’s, Inc. As the holding company of Domino’s, Inc., Domino’s Pizza, Inc. does not conduct ongoing business operations. As a result, the financial information for Domino’s Pizza, Inc. and subsidiaries and Domino’s, Inc. and subsidiaries is substantially similar. Accordingly, we have presented Domino’s Pizza, Inc. and subsidiaries information throughout this Form 10-K except where otherwise indicated. Additionally, we have included the audited consolidated financial statements of both Domino’s Pizza, Inc. and subsidiaries and Domino’s, Inc. and subsidiaries, which can be found in Item 8 of this Form 10-K.

Part I

Item 1. Business.

Overview

Domino’s Pizza, Inc. (referred to as the “Company,” “Domino’s” or in the first person notations of “we,” “us” and “our”) is the number one pizza delivery company in the United States, based on reported consumer spending, and has a leading presence internationally. We pioneered the pizza delivery business and have built the Domino’s Pizza® brand into one of the most widely-recognized consumer brands in the world. Together with our franchisees, we have supported the Domino’s Pizza® brand with an estimated $1.3 billion in domestic advertising spending over the past five years. We operate through a network of 8,079 Company-owned and franchise stores, located in all 50 states and in more than 50 countries. In addition, we operate 17 regional dough manufacturing and distribution centers in the contiguous United States and eight dough manufacturing and distribution centers outside the contiguous United States. The foundation of our system-wide success and leading market position is our strong relationship with our franchisees, comprised of approximately 2,000 owner-operators dedicated to the success of our Company and the Domino’s Pizza® brand.

Over our 45-year history, we have developed a simple business model focused on our core strength of delivering quality pizza in a timely manner. This business model includes a delivery-oriented store design with low capital requirements, a focused menu of pizza and complementary side items, committed owner-operator franchisees and a vertically-integrated distribution system. Our earnings are driven largely from retail sales at our franchise stores, which generate royalty payments and distribution revenues to us. We also generate earnings through retail sales at our Company-owned stores.

We operate our business in three segments: domestic stores, domestic distribution and international.

• Domestic stores. The domestic stores segment, which is comprised of 4,511 franchise stores and 581 Company-owned stores, generated revenues of $562.9 million and income from operations of $148.9 million during 2005.

• Domestic distribution. Our domestic distribution segment, which manufactures dough and distributes food and supplies to all of our domestic Company-owned stores and over 98% of our domestic franchise stores, generated revenues of $819.1 million and income from operations of $53.0 million during 2005.

• International. Our international segment oversees 2,980 franchise stores and operates 7 Company-owned stores outside the contiguous United States. It also manufactures dough and distributes food and supplies in a limited number of these markets. Our international segment generated revenues of $129.6 million and income from operations of $36.9 million during 2005.

On a consolidated basis, we generated revenues of more than $1.5 billion and income from operations (after deducting $39.7 million of unallocated corporate and other expenses) of $199.1 million in 2005. Net income was $108.3 million in 2005. We have been able to increase our income from operations more than 55% over the past five years through strong domestic and international same store sales growth, the addition of over 1,100 stores worldwide over that time and strong performance by our distribution business. Over this same time period, we increased our net income in each year except 2003, during which we incurred significant recapitalization-related expenses. This growth was achieved with limited capital expenditures by us, since a significant portion of our earnings are derived from retail sales by our franchisees.

Our history

We have been delivering quality, affordable pizza to our customers since 1960 when brothers Thomas and James Monaghan borrowed $900 and purchased a small pizza store in Ypsilanti, Michigan. Since that time, our store count and geographic reach have grown substantially. We opened our first franchise store in 1967, our first international store in 1983 and, by 1998, we had expanded to over 6,200 stores, including more than 1,700 international stores, on six continents. During 2005, we opened our 8,000th store worldwide.

In 1998, an investor group led by investment funds affiliated with Bain Capital, LLC completed a recapitalization through which the investor group acquired a 93% controlling economic interest in our Company from Thomas Monaghan and his family. At the time of the recapitalization, Mr. Monaghan retired, and, in March 1999, David A. Brandon was named our Chairman and Chief Executive Officer. In 2004, Domino’s Pizza, Inc. completed its initial public offering (the “IPO”) and now trades on the New York Stock Exchange under the ticker symbol “DPZ.”

Industry overview

In this document, we rely on and refer to information regarding the U.S. quick service restaurant, or QSR, sector, the U.S. QSR pizza category and its components and competitors (including us) from the CREST report prepared by The NPD Group, as well as market research reports, analyst reports and other publicly-available information. Although we believe this information to be reliable, we have not independently verified it. Domestic sales information relating to the QSR sector, U.S. QSR pizza category and U.S. pizza delivery and carry-out represent reported consumer spending obtained by The NPD Group’s CREST report from consumer surveys. This information relates to both our Company-owned and franchise stores. Unless otherwise indicated, all U.S. industry data included in this document is based on reported consumer spending obtained by The NPD Group’s CREST report from consumer surveys.

The U.S. QSR pizza category is large, growing and highly fragmented. With sales of $33.4 billion in the twelve months ended November 2005, the U.S. QSR pizza category is the second largest category within the $206.4 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carry-out.

We operate primarily within U.S. pizza delivery. Its $11.8 billion of sales accounted for 35% of total U.S. QSR pizza category sales in the twelve months ended November 2005. We and our top two competitors account for approximately 46% of U.S. pizza delivery, based on reported consumer spending, with the remaining 54% attributable to regional chains and individual establishments.

We also compete in carry-out, which together with pizza delivery are the largest components of the U.S. QSR pizza category. U.S. carry-out pizza had $13.3 billion of sales in the twelve months ended November 2005 and while our primary focus is on pizza delivery, we are also favorably positioned to compete in carry-out given our strong brand, convenient store locations and quality, affordable menu offerings.

Total sales in the U.S. pizza delivery and carry-out components grew by 2.3% during the twelve months ended November 2005. We believe that this growth is the result of well-established demographic and lifestyle trends driving increased consumer emphasis on convenience.

In contrast to the United States, international pizza delivery is relatively underdeveloped, with only Domino’s and one other competitor having a significant multinational presence. We believe that demand for international pizza delivery is large and growing, driven by international consumers’ increasing emphasis on convenience.

Our competitive strengths

We believe that our competitive strengths include the following:

• Strong and proven growth and earnings model. Over our 45-year history, we have developed a focused growth and earnings model. This model is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and generate demand for new stores. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty payments and distribution revenues, with minimal associated capital expenditures by us.

• Strong store-level economics. We have developed a cost-efficient store model, characterized by a delivery and carry-out oriented store design, with low capital requirements and a focused menu of quality, affordable pizza and complementary side items. At the store level, we believe that the simplicity and efficiency of our operations give us significant advantages over our competitors who in many cases also focus on dine-in.

Our domestic stores, and most of our international stores, do not offer dine-in areas and thus do not require expensive restaurant facilities and staffing. In addition, our focused menu of pizza and complementary side items simplifies and streamlines our production and delivery processes and maximizes economies of scale on purchases of our principal ingredients. As a result of our focused business model and menu, our stores are small (averaging approximately 1,000 to 1,300 square feet) and inexpensive to build, furnish and maintain as compared to many other QSR franchise opportunities. The combination of this efficient store model and strong store sales volume has resulted in strong store-level financial returns and makes Domino’s Pizza an attractive business opportunity for existing and prospective franchisees.

• Strong and well-diversified franchise system. We have developed a large, global, diversified and committed franchise network that is a critical component of our system-wide success and our leading position in pizza delivery. As of January 1, 2006, our franchise store network consisted of 7,491 stores, 60% of which were located in the contiguous United States. In the United States, only five franchisees operate more than 50 stores, including our largest domestic franchisee, which operates 136 stores. Our domestic franchisees, on average, operate between three and four stores. We require our domestic franchisees to forego active, outside business endeavors, aligning their interests with ours and making the success of each Domino’s Pizza franchise of critical importance to our franchisees.

In addition, we share 50% of the pre-tax profits generated by our regional dough manufacturing and distribution centers with those domestic franchisees who agree to purchase all of their food from our distribution system. These arrangements strengthen our ties with our franchisees by enhancing their profitability while providing us with a continuing source of revenues and earnings. This arrangement also provides incentives for franchisees to work closely with us to reduce costs. We believe our strong, mutually-beneficial franchisee relationships are evidenced by the over 98% voluntary participation in our domestic distribution system, our over 99% domestic franchise contract renewal rate and our over 99% collection rate on domestic franchise royalty and domestic distribution receivables.

Internationally, we have also been able to grow our franchise network by attracting franchisees with business experience and local market knowledge. We generally use our master franchise model, which provides our international franchisees with exclusive rights to operate stores or sub-franchise our well-recognized Domino’s Pizza® brand name in specific, agreed-upon market areas. From year-end 2000 through 2005, we grew our international franchise network 38%, from 2,157 stores to 2,980 stores. Our largest master franchisee operates 555 stores, which accounts for approximately 19% of our total international store count.

• Strong cash flow and earnings stream. A substantial percentage of our earnings are generated by our committed, owner-operator franchisees through royalty payments and revenues to our vertically-integrated distribution system. Royalty payments yield strong profitability to us because there are minimal corresponding Company-level expenses and capital requirements associated with their collection.

We believe that our store economics have led to a strong, well-diversified franchise system. This established franchise system has produced strong cash flow and earnings for us, enabling us to invest in the Domino’s Pizza® brand and our stores, pay a significant dividend, repurchase shares of our common stock, de-lever our balance sheet and deliver attractive returns to our stockholders.

• #1 pizza delivery company in the United States with a leading international presence. We are the number one pizza delivery company in the United States with a 19.4% share based on reported consumer spending. With 5,092 stores located in the contiguous United States, our domestic store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, distribution strength and advertising investment across our store base. We also believe that our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery.

Outside the United States, we have significant share positions in the key markets in which we compete, including, among other countries, Mexico, where we are the largest QSR company in terms of store count in any QSR category, the United Kingdom, Australia, South Korea, Canada, Japan, Taiwan and India. Our top ten international markets, based on store count, accounted for approximately 82% of our international retail sales in 2005. We believe we have a leading presence in these markets.

• Strong brand awareness. We believe our Domino’s Pizza® brand is one of the most widely-recognized consumer brands in the world. We believe consumers associate our brand with the timely delivery of quality, affordable pizza and complementary side items. Over the past five years, our domestic franchise and Company-owned stores have invested an estimated $1.3 billion on national, local and co-operative advertising in the United States. Our Domino’s Pizza® brand has been routinely named a MegaBrand by Advertising Age. We continue to reinforce our brand with extensive advertising through television, radio and print. We also enhance the strength of our brand through marketing affiliations with brands such as Coca-Cola® and NASCAR®.

According to industry research reports, approximately 90% of pizza consumers in the U.S. are aware of the Domino’s Pizza® brand. We believe that our brand is particularly strong among pizza consumers for whom dinner is a fairly spontaneous event. In these situations, we believe that service and product quality are the consumers’ priorities. We believe that well-established demographic and lifestyle trends will drive continuing emphasis on convenience and will, therefore, continue to play into our brand’s strength.

• Our internal dough manufacturing and distribution system. In addition to generating significant revenues and earnings, we believe that our vertically-integrated dough manufacturing and distribution system enhances the quality and consistency of our products, enhances our relationships with franchisees, leverages economies of scale to offer lower costs to our stores and allows our store managers to better focus on store operations and customer service by relieving them of the responsibility of mixing dough in the stores.

In 2005, we made approximately 656,000 full-service food deliveries to our domestic stores, or between two and three deliveries per store, per week, with a delivery accuracy rate of approximately 99%. All of our domestic Company-owned and over 98% of our domestic franchise stores purchase all of their food and supplies from us. This is accomplished through our network of 17 regional dough manufacturing and distribution centers, each of which is generally located within a one-day delivery radius of the stores it serves, and a leased fleet of over 200 tractors and trailers. Additionally, we supply our domestic and international franchisees with equipment and supplies through our equipment and supply distribution center, which we operate as part of our domestic distribution segment. Our equipment and supply distribution center sells and delivers a full range of products, including ovens and uniforms, on a daily basis. We also supply certain of our domestic stores with ingredients that are processed at our vegetable processing distribution center, which we operate as part of our domestic distribution segment.

Because we source the food for substantially all of our domestic stores, our domestic distribution segment enables us to leverage and monitor our strong supplier relationships to achieve the cost benefits of scale and to ensure compliance with our rigorous quality standards. In addition, the “one-stop shop” nature of this system, combined with our delivery accuracy, allows our store managers to eliminate a significant component of the typical “back-of-store” activity that many of our competitors’ store managers must undertake.

Our business strategy

We intend to achieve further growth and strengthen our competitive position through the continued implementation of our business strategy, which includes the following key elements:

• Continue to execute on our mission statement. Our mission statement is “Exceptional people on a mission to be the best pizza delivery company in the world.” We implement this mission statement by focusing on four strategic initiatives:

• PeopleFirst. Attract and retain high-quality Company employees, who we refer to as team members, with the goals of reducing turnover and maintaining continuity in the workforce. We continually strive to achieve this objective through a combination of performance-based compensation for our non-hourly team members, learning and development programs and team member ownership opportunities to promote our entrepreneurial spirit.

• Build the Brand. Strengthen and build upon our strong brand name to further solidify our position as the brand of first choice in pizza delivery. We continually strive to achieve this objective through product and process innovation, consumer value news, advertising and promotional campaigns and a strong brand message.

• Maintain High Standards. Elevate and maintain quality throughout the entire Domino’s system, with the goals of making quality and consistency a competitive advantage, controlling costs and supporting our stores. We believe that our comprehensive store audits and vertically-integrated distribution system help us to consistently achieve high quality of operations across our system in a cost-efficient manner.

• Flawless Execution. Perfect operations with the goals of making quality products, attaining consistency in execution, maintaining the best operating model, making our team members a competitive advantage, operating stores with smart hustle and aligning us with our franchisees.

• Grow our leading position in an attractive industry. U.S. pizza delivery and carry-out are the largest components of the U.S. QSR pizza category and collectively grew 2.3% during the twelve months ended November 2005. These pizza category components are also highly fragmented. Pizza delivery, through which a majority of our retail sales are generated, had sales of $11.8 billion in the twelve months ended November 2005. As the leader in U.S. pizza delivery, we believe that our convenient store locations, simple operating model, widely-recognized brand and efficient distribution system are competitive advantages that position us to capitalize on future growth.

Carry-out had $13.3 billion of sales in the twelve months ended November 2005. While our primary focus is on pizza delivery, we are also favorably positioned as a leader in carry-out given our strong brand, convenient store locations and quality, affordable menu offerings.

• Leverage our strong brand awareness. We believe that the strength of our Domino’s Pizza® brand makes us one of the first choices of consumers seeking a convenient, quality and affordable meal. We intend to continue to promote our brand name and enhance our reputation as the leader in pizza delivery. For example, we intend to continue to promote our successful advertising campaign, “Get the Door. It’s Domino’s.®” through national, local and co-operative media. In 2005, each of our domestic stores contributed 4% of their retail sales to our advertising fund for national advertising in addition to contributions for market-level advertising. Additionally, for 2006, our domestic stores within active co-operatives elected to allocate an additional 1% of their advertising contributions to support national advertising initiatives.

We intend to leverage our strong brand by continuing to introduce innovative, consumer-tested and profitable new pizza varieties (such as Domino’s Steak Fanatic Pizza™), complementary side items (such as buffalo wings, cheesy bread, Domino’s Buffalo Chicken Kickers® and Cinna Stix®) and value promotions (such as the Domino’s 555 Deal) as well as through marketing affiliations with brands such as Coca-Cola® and NASCAR®. We believe these opportunities, when coupled with our scale and share leadership, will allow us to continue to grow our position in U.S. pizza delivery.

• Expand and optimize our domestic store base. We plan to continue expanding our base of domestic stores to take advantage of the attractive growth opportunities in U.S. pizza delivery. We believe that our scale allows us to expand our store base with limited marketing, distribution and other incremental infrastructure costs. Additionally, our franchise-oriented business model allows us to expand our store base with limited capital expenditures and working capital requirements. While we plan to expand our traditional domestic store base primarily through opening new franchise stores, we will also continually evaluate our mix of Company-owned and franchise stores and strategically acquire franchise stores and refranchise Company-owned stores.

• Continue to grow our international business. We believe that pizza has global appeal and that there is strong and growing international demand for delivered pizza. We have successfully built a broad international platform, almost exclusively through our master franchise model, as evidenced by our 2,987 international stores in more than 50 countries. We believe that we continue to have significant long-term growth opportunities in international markets where we have established a leading presence. In our current top ten international markets, we believe that our store base is less than half of the total long-term potential store base in those markets. Generally, we believe we will achieve long-term growth internationally as a result of the favorable store-level economics of our business model, the growing international demand for delivered pizza and the strong global recognition of the Domino’s Pizza® brand. Our international stores have produced positive quarterly same store sales growth for 48 consecutive quarters.

Store operations

We believe that our focused and proven store model provides a significant competitive advantage relative to many of our competitors who focus on multiple components of the pizza category, particularly dine-in. We have been focused on pizza delivery for 45 years. Because our domestic stores and most of our international stores do not offer dine-in areas, they typically do not require expensive real estate, are relatively small and are relatively inexpensive to build and equip. Our stores also benefit from lower maintenance costs, as store assets have long lives and updates are not frequently required. Our simple and efficient operational processes, which we have refined through continuous improvement, include:

• strategic store locations to facilitate delivery service;

• production-oriented store designs;

• product and process innovations;

• a focused menu;

• efficient order taking, production and delivery;

• Domino’s PULSE™ point-of-sale system; and

• a comprehensive store audit program.

Strategic store locations to facilitate delivery service

We locate our stores strategically to facilitate timely delivery service to our customers. The majority of our domestic stores are located in populated areas in or adjacent to large or mid-size cities, or on or near college campuses. We use geographic information software, which incorporates variables such as traffic volumes, competitor locations, household demographics and visibility, to evaluate and identify potential store locations and new markets.

Production-oriented store designs

Our typical store is relatively small, occupying approximately 1,000 to 1,300 square feet, and is designed with a focus on efficient and timely production of consistent, quality pizza for delivery. The store layout has been refined over time to provide an efficient flow from order taking to delivery. Our stores are primarily production facilities and, accordingly, do not typically have a dine-in area.

Product and process innovations

Our 45 years of experience and innovative culture have resulted in numerous new product and process developments that increase both quality and efficiency. These include our efficient, vertically-integrated distribution system, a sturdier corrugated pizza box and a mesh tray that helps cook pizza crust more evenly. The Domino’s HeatWave® hot bag, which was introduced in 1998, keeps our pizzas hot during delivery. We also continue to introduce new pizzas on a limited time only basis such as Domino’s Steak Fanatic Pizza™ that we launched in 2005. Additionally, we have added a number of complementary side items to our menu such as buffalo wings, Domino’s Buffalo Chicken Kickers®, bread sticks, cheesy bread and Cinna Stix®.

Focused menu

We maintain a focused menu that is designed to present an attractive, quality offering to customers, while minimizing order errors, and expediting the order taking and food preparation processes. Our basic menu has three choices: pizza type, pizza size and pizza toppings. Most of our stores carry two sizes of Traditional Hand-Tossed, Ultimate Deep Dish and Crunchy Thin Crust pizza. Our typical store also offers buffalo wings, Domino’s Buffalo Chicken Kickers®, bread sticks, cheesy bread, Cinna Stix® and Coca-Cola® soft drink products. We also occasionally offer other products on a promotional basis. We believe that our focused menu creates a strong identity among consumers, improves operating efficiency and maintains food quality and consistency.

Efficient order taking, production and delivery

Each store executes an operational process that includes order taking, pizza preparation, cooking (via automated, conveyor-driven ovens), boxing and delivery. The entire order taking and pizza production process is designed for completion in approximately 12-15 minutes. These operational processes are supplemented by an extensive employee training program designed to ensure world-class quality and customer service. It is our priority to ensure that every Domino’s store operates in an efficient, consistent manner while maintaining our high standards of food quality and team member safety.

Domino’s PULSE™ point-of-sale system

Our computerized management information systems are designed to improve operating efficiencies, provide corporate management with timely access to financial and marketing data and reduce store and corporate administrative time and expense. We have installed Domino’s PULSE™, our proprietary point-of-sale system, in every Company-owned store in the United States. Some enhanced features of Domino’s PULSE™ over our previous point-of-sale system include:

• touch screen ordering, which improves accuracy and facilitates more efficient order taking;

• a delivery driver routing system, which improves delivery efficiency;

• improved administrative and reporting capabilities, which enable store managers to better focus on store operations and customer satisfaction; and

• a customer relationship management tool, which enables us to recognize customers and track ordering preferences.

We are requiring our domestic franchisees to install Domino’s PULSE™ by June 2008.

Comprehensive store audit program

We utilize a comprehensive store audit program to ensure that our stores are meeting both our stringent standards as well as the expectations of our customers. The audit program focuses primarily on the quality of the pizza a store is producing, the out-the-door time and the condition of the store as viewed by the customer. We believe that this store audit program is an integral part of our strategy to maintain high standards in our stores.

Segment overview

We operate in three business segments:

• Domestic stores. Our domestic stores segment consists of our domestic franchise operations, which oversee our network of 4,511 franchise stores located in the contiguous United States, and our domestic Company-owned store operations, which operate our network of 581 Company-owned stores located in the contiguous United States;

• Domestic distribution. Our domestic distribution segment operates 17 regional dough manufacturing and food distribution centers, one distribution center providing equipment and supplies to certain of our domestic and international stores and one vegetable processing distribution center; and

• International. Our international segment oversees our network of 2,980 international franchise stores in more than 50 countries, operates 5 Company-owned stores in the Netherlands and 2 Company-owned stores in France. Our international segment also distributes food to a limited number of markets from eight dough manufacturing and distribution centers in Alaska, Hawaii, Canada (four), the Netherlands and France.

Domestic stores

During 2005, our domestic stores segment accounted for $562.9 million, or 37%, of our consolidated revenues. Our domestic franchises are operated by entrepreneurs who own and operate an average of three to four stores. Only five of our domestic franchisees operate more than 50 stores, including our largest domestic franchisee, which operates 136 stores. Our principal sources of revenues from domestic store operations are Company-owned store sales and royalty payments based on retail sales by our franchisees. Our domestic network of Company-owned stores also plays an important strategic role in our predominantly franchised operating structure. In addition to generating revenues and earnings, we use our domestic Company-owned stores as a test site for new products and promotions as well as store operational improvements and as a forum for training new store managers and prospective franchisees. We also believe that our domestic Company-owned stores add to the economies of scale available for advertising, marketing and other costs that are primarily borne by our franchisees. While we continue to be a primarily franchised business, we continually evaluate our mix of domestic Company-owned and franchise stores in an effort to optimize our profitability.

Our domestic Company-owned store operations are divided into eleven geographic areas located throughout the contiguous United States while our domestic franchise operations are divided into two regional offices located in California and Georgia. Our team members within these areas provide direct supervision over our domestic Company-owned stores; provide training, store operational audits and marketing services; and provide financial analysis and store development services to our franchisees. We maintain a close relationship with our franchise stores through regional franchise teams, an array of computer-based training materials that help franchise stores comply with our standards and franchise advisory groups that facilitate communications between us and our franchisees.

Domestic distribution

During 2005, our domestic distribution segment accounted for $819.1 million, or 54%, of our consolidated revenues. Our domestic distribution segment is comprised of dough manufacturing and distribution centers that manufacture fresh dough on a daily basis and purchase, receive, store and deliver quality pizza-related food products and complementary side items to all of our Company-owned stores and over 98% of our domestic franchise stores. Each regional dough manufacturing and distribution center serves approximately 290 stores, generally located within a one-day delivery radius. We regularly supply more than 5,000 stores with various supplies and ingredients, of which nine product groups account for nearly 90% of the volume. Our domestic distribution segment made approximately 656,000 full-service deliveries in 2005 or between two and three deliveries per store, per week; and we produced nearly 400 million pounds of dough during 2005.

We believe that our franchisees voluntarily choose to obtain food, supplies and equipment from us because we provide the most efficient, convenient and cost-effective alternative, while also providing both quality and consistency. In addition, our domestic distribution segment offers a profit-sharing arrangement to stores that purchase all of their food from our domestic dough manufacturing and distribution centers. This profit-sharing arrangement provides domestic Company-owned stores and participating franchisees with 50% of their regional distribution center’s pre-tax profits. Profits are shared with the franchisees based upon each franchisee’s purchases from our distribution centers. We believe these arrangements strengthen our ties with these franchisees.

The information systems used by our domestic dough manufacturing and distribution centers are an integral part of the quality service we provide our stores. We use routing strategies and software to optimize our daily delivery schedules, which maximizes on-time deliveries. Through our strategic dough manufacturing and distribution center locations and proven routing systems, we achieved on-time delivery rates of approximately 99% during 2005. Our distribution center drivers unload food and supplies and stock store shelves typically during non-peak store hours, which minimizes disruptions in store operations.

International

During 2005, our international segment accounted for $129.6 million, or 9%, of our consolidated revenues. We have 529 franchise stores in Mexico, representing the largest presence of any QSR company in Mexico, 383 franchise stores in the United Kingdom, 365 franchise stores in Australia, 267 franchise stores in South Korea, 252 franchise stores in Canada and over 100 franchise stores in each of Japan, Taiwan and India. The principal sources of revenues from our international operations are royalty payments generated by retail sales from franchise stores, sales of food and supplies to franchisees in certain markets and Company-owned store retail sales.

We have grown by more than 800 international stores over the past five years. While our stores are designed for delivery and carry-out, which are less capital-intensive than dine-in, we empower our managers and franchisees to adapt the standard operating model, within certain parameters, to satisfy the local eating habits and consumer preferences of various regions outside the contiguous United States. Currently, most of our international stores are operated under master franchise agreements, and we plan to continue entering into master franchise agreements with qualified franchisees to expand our international operations in selected countries. We believe that our international franchise stores appeal to potential franchisees because of our well-recognized brand name, the limited capital expenditures required to open and operate our stores and our system’s favorable store economics. The following table shows our store count as of January 1, 2006 in our top ten international markets, which account for 78% of our international stores.

Market	Number of stores
Mexico	529
United Kingdom	383
Australia	365
South Korea	267
Canada	252
Japan	173
Taiwan	108
India	104
France	86
Netherlands	59

Our franchise program

As of January 1, 2006, our 4,511 domestic franchise stores were owned and operated by our 1,279 domestic franchisees. The success of our franchise formula, which enables franchisees to benefit from our brand name with a relatively low initial capital investment, has attracted a large number of motivated entrepreneurs as franchisees. As of January 1, 2006, the average domestic franchisee operated approximately three to four stores and had been in our franchise system for nearly eleven years. At the same time, only five of our domestic franchisees operated more than 50 stores, including our largest domestic franchisee, which operates 136 stores.

Domestic franchisees

We apply rigorous standards to prospective franchisees. We generally require prospective domestic franchisees to manage a store for at least one year before being granted a franchise. This enables us to observe the operational and financial performance of a potential franchisee prior to entering into a long-term contract. We also restrict the ability of domestic franchisees to become involved in other businesses, which focuses our franchisees’ attention on operating their stores. As a result, the vast majority of our franchisees come from within the Domino’s Pizza system. We believe these standards are unique to the franchise industry and result in qualified and focused franchisees operating their stores.

Franchise agreements

We enter into franchise agreements with domestic franchisees under which the franchisee is granted the right to operate a store in a particular location for a term of ten years, with options to renew for an additional term of ten years. We currently have a franchise contract renewal rate of over 99%. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchise store. During the term of the franchise agreement, the franchisee is required to pay a 5.5% royalty fee on sales, subject, in limited instances, to lower rates based on area development agreements, sales initiatives and new store incentives. We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee’s failure to make required payments when due or failure to adhere to specified Company policies and standards.

Franchise store development

We provide domestic franchisees with assistance in selecting store sites and conforming the space to the physical specifications required for a Domino’s Pizza store. Each domestic franchisee selects the location and design for each store, subject to our approval, based on accessibility and visibility of the site and demographic factors, including population density and anticipated traffic levels. We provide design plans and sell fixtures and equipment for most of our franchise stores.

Franchise training and support

Training store managers and employees is a critical component of our success. We require all domestic franchisees to complete initial and ongoing training programs provided by us. In addition, under the standard domestic franchise agreement, domestic franchisees are required to implement training programs for their store employees. We assist our domestic and international franchisees by making training materials available to them for their use in training store managers and employees, including computer-based training materials, comprehensive operations manuals and franchise development classes. We also maintain communications with our franchisees online and through various newsletters.

Franchise operations

We enforce stringent standards over franchise operations to protect the Domino’s Pizza® brand name. All franchisees are required to operate their stores in compliance with written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to customers. We also provide ongoing support to our franchisees, including training, marketing assistance and consultation to franchisees who experience financial or operational difficulties. We have established several advisory boards, through which franchisees contribute to developing system-wide initiatives.

International franchisees

The vast majority of our markets outside of the contiguous United States are operated by master franchisees with franchise and distribution rights for entire regions or countries. In select regions or countries, we franchise directly to individual store operators. Our master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores and the right to operate distribution centers in a particular geographic area for a term of ten to 20 years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. Prospective master franchisees are required to possess or have access to local market knowledge required to establish and develop Domino’s Pizza stores. The local market knowledge focuses on the ability to identify and access targeted real estate sites along with expertise in local customs, culture, consumer behavior and laws. We also seek candidates that have access to sufficient capital to meet their growth and development plans. The master franchisee is generally required to pay an initial, one-time franchise fee based on the size of the market covered by the master franchise agreement, as well as an additional franchise fee upon the opening of each new store. In addition, the master franchisee is required to pay a continuing royalty fee as a percentage of retail sales, which varies among international markets.

Marketing operations

We require domestic stores to contribute 4% of their retail sales to fund national marketing and advertising campaigns. Also for 2006, our domestic stores within active co-operatives elected to allocate an additional 1% of their advertising contributions to support national advertising initiatives. In addition to the required national advertising contributions, in those markets where we have co-operative advertising programs, our domestic stores also generally contribute for market level media campaigns. These national and market-level funds are administered by Domino’s National Advertising Fund Inc., or DNAF, our not-for-profit advertising subsidiary. The funds remitted to DNAF are used primarily to purchase television advertising, but also support market research, field communications, commercial production, talent payments and other activities supporting the Domino’s Pizza® brand. DNAF also provides cost-effective print materials to our domestic stores for use in local marketing that reinforce our national branding strategy. In addition to the national and market level advertising contributions, domestic stores spend additional amounts on local store marketing, including targeted database mailings, saturation print mailings and community involvement through school and civic organizations.

By communicating a common brand message at the national, local market and store levels, we create and reinforce a powerful, consistent marketing message to consumers. This is evidenced by our successful marketing campaign with the slogan “Get the Door. It’s Domino’s. ®” Over the past five years, we estimate that domestic stores have invested approximately $1.3 billion on national, local and co-operative advertising.

Internationally, marketing efforts are primarily the responsibility of the franchisee in each local market. We assist international franchisees with their marketing efforts through marketing workshops and knowledge sharing of best practices.

Suppliers

We have maintained active relationships of 15 years or more with more than half of our major suppliers. Our suppliers are required to meet strict quality standards to ensure food safety. We review and evaluate our suppliers’ quality assurance programs through, among other actions, on-site visits to ensure compliance with our standards. We believe that the length and quality of our relationships with suppliers provides us with priority service and quality products at competitive prices.

We believe that two factors have been critical to maintaining long-lasting relationships and keeping our purchasing costs low. First, we are one of the largest domestic volume purchasers of pizza-related products such as flour, cheese, sauce and pizza boxes, which allows us to maximize leverage with our suppliers. Second, we use a combination of single-source and multi-source procurement strategies. Each supply category is evaluated along a number of criteria including value of purchasing leverage, consistency of quality and reliability of supply to determine the appropriate number of suppliers.

We currently purchase our mozzarella pizza cheese from a single supplier pursuant to a requirements contract that provides for pricing based on volume. Our cheese cost is based on the market price of cheese plus a supplier margin. The supplier margin can be reduced if certain volume purchase levels are reached. Once a volume purchase level is reached, the supplier margin is reduced and can only be further reduced in the future based upon attainment of higher volume purchase levels. The supplier agreement is terminable by us upon 90 days prior written notice. Our chicken is also currently purchased from a single supplier. The majority of our meat toppings come from another single supplier under a contract that began in July 2005 and will expire in December 2007. The Crunchy Thin Crust dough is currently sourced by another single supplier pursuant to requirements contracts that expire in 2009. We have the right to terminate these requirements contracts for quality failures and for uncured breaches.

We believe that alternative suppliers for all of these ingredients are available, and all of our pizza boxes, sauces and other ingredients are sourced from various suppliers. While we would likely incur additional costs if we are required to replace any of our suppliers, we do not believe that such additional costs would have a material adverse effect on our business. We also entered into a multi-year agreement with Coca-Cola effective January 1, 2003 for the contiguous United States. The contract provides for Coca-Cola to be our exclusive beverage supplier and expires on the later of December 31, 2009 or such time as a minimum number of cases of Coca-Cola® products are purchased by us. We continually evaluate each supply category to determine the optimal sourcing strategy.

We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies or products. Prices charged to us by our suppliers are subject to fluctuation, and we have historically been able to pass increased costs and savings on to our stores. We do not engage in commodity hedging.

Competition

U.S. and international pizza delivery and carry-out are highly competitive. Domestically, we compete against regional and local companies as well as national chains, including Pizza Hut® and Papa John’s®. Internationally, we compete against Pizza Hut® and regional and local companies. We generally compete on the basis of product quality, location, delivery time, service and price. We also compete on a broader scale with quick service and other international, national, regional and local restaurants. In addition, the overall food service industry and the QSR sector in particular are intensely competitive with respect to product quality, price, service, convenience and concept. The industry is often affected by changes in consumer tastes, economic conditions, demographic trends and consumers’ disposable income. We compete within the food service industry and the QSR sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

Government regulation

We are subject to various federal, state and local laws affecting the operation of our business, as are our franchisees, including various health, sanitation, fire and safety standards. Each store is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the store is located. In connection with the re-imaging of our stores, we may be required to expend funds to meet certain federal, state and local regulations, including regulations requiring that remodeled or altered stores be accessible to persons with disabilities. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new store in a particular area or cause an existing store to cease operations. Our distribution facilities are licensed and subject to similar regulations by federal, state and local health and fire codes.

We are also subject to the Fair Labor Standards Act and various other federal and state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of our food service personnel are paid at rates related to the applicable minimum wage, and past increases in the minimum wage have increased our labor costs as would future increases.

We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a franchise offering circular containing certain information to prospective franchisees, and a number of states require registration of the franchise offering circular with state authorities. We are operating under exemptions from registration in several states based on the net worth of our operating subsidiary, Domino’s Pizza LLC, and experience. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. We believe that our uniform franchise offering circular, together with any applicable state versions or supplements, and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.

Internationally, our franchise stores are subject to national and local laws and regulations that often are similar to those affecting our domestic stores, including laws and regulations concerning franchises, labor, health, sanitation and safety. Our international stores are also often subject to tariffs and regulations on imported commodities and equipment, and laws regulating foreign investment. We believe that our international disclosure statements, franchise offering documents and franchising procedures comply in all material respects with the laws of the foreign countries in which we have offered franchises.

Trademarks

We have many registered trademarks and service marks and believe that the Domino’s® mark and Domino’s Pizza® names and logos, in particular, have significant value and are important to our business. Our policy is to pursue registration of our trademarks and to vigorously oppose the infringement of any of our trademarks. We license the use of our registered marks to franchisees through franchise agreements.

Environmental matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2005, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2006.

Employees

As of January 1, 2006, we had approximately 13,500 employees, who we refer to as team members, in our Company-owned stores, distribution centers, World Resource Center (our corporate headquarters) and regional offices. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s Pizza system, including our employees, franchisees and the employees of franchisees, was approximately 160,000 as of January 1, 2006.

None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in European countries where we operate.

Safety

Our commitment to safety is embodied in our hiring, training and review process. Before an applicant is considered for hire as a delivery driver in the United States, motor vehicle records are reviewed to ensure a minimum safe driving record of one or two years. In addition, we require regular checks of driving records and proof of insurance for delivery drivers throughout their employment with us. Each domestic Domino’s driver, including drivers employed by franchisees, must complete our safe delivery training program. We have also implemented several safe driving incentive programs.

Our safety and security department oversees security matters for our stores. Regional security and safety directors oversee security measures at store locations and assist local authorities in investigations of incidents involving our stores or personnel.

Community activities

We believe in supporting the communities we serve. This is evidenced by our strong support of the Domino’s Pizza Partners Foundation. The foundation is a separate, not-for-profit organization that was established in 1986 to assist Domino’s Pizza team members in times of tragedy and special need. Over the past three years, we and our employees and franchisees contributed over $4.4 million to the foundation’s efforts, and, since its inception, the foundation has supplied millions of dollars to team members in need.

From 2001 through March 2004, we had a national partnership with the Make-A-Wish Foundation. Through this alliance, we dedicated ourselves to deliver wishes to children with life threatening illnesses and assist the foundation with its benevolent volunteer efforts through heightened awareness and direct contributions. Under this commitment, we satisfied the wishes of more than 25 children.

In July 2004, we announced a three-year national charitable commitment to St. Jude Children’s Research Hospital. St. Jude was selected by our team members and franchisees through a global election process. Through a variety of internal and consumer-based activities, including the 2005 Thanks and Giving program, where we and our customers contributed over $1.2 million, Domino’s Pizza has contributed $3.6 million either directly to St. Jude, or to support programs designed to build awareness for the great work St. Jude does on behalf of children everywhere.

In February 2005, we announced that Domino’s Pizza, its employees and franchisees around the globe contributed $220,000 to the American Red Cross and other relief agencies in an effort to assist victims of the December 26, 2004 tsunami disaster in southeast Asia.

In September 2005, we contributed $100,000 to the American Red Cross and $50,000 to the Domino’s Pizza Partners Foundation in an effort to assist victims of the hurricanes in the gulf coast region. We also contributed over $125,000 in food and supplies to team members and franchisees that were impacted by the hurricanes.

Research and development

We operate research and product development facilities at our World Resource Center in Ann Arbor, Michigan. Company-sponsored research and development activities, which include, among other things, testing new products for possible menu additions, are an important activity to us and our franchisees. We do not consider the amounts we spend on research and development to be material.

Insurance

We maintain insurance coverage for general liability, owned and non-owned automobile liability, workers’ compensation, employment practices liability, directors’ and officers’ liability, fiduciary, property (including leaseholds and equipment, as well as business interruption), commercial crime, global risks, product contamination and other coverages in such form and with such limits as we believe are customary for a business of our size and type.

We have retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. We are generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability. We are also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities. Pursuant to the terms of our standard franchise agreement, franchisees are also required to maintain minimum levels of insurance coverage at their expense and to have us named as an additional insured on their liability policies.

Working capital

Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., page 33.

Customers

The Company’s business is not dependent upon a single customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2003, 2004, or 2005.

Seasonal operations

The Company’s business is not typically seasonal.

Backlog orders

The Company has no backlog orders as of January 1, 2006.

Government contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial information about business segments and geographic areas

Financial information about international and United States markets and business segments is incorporated herein by reference from Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in Part II, Item 6., pages 23 and 24, Item 7., pages 25 through 36 and Item 8., pages 38 through 103, respectively of this Form 10-K.

Available information

The Company makes available through its internet website www.dominos.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. This information is also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

This Annual Report on Form 10-K includes various forward-looking statements about the Company that are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations, and business strategy. Also, statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimated” or similar expressions are forward-looking statements. We have based these forward looking statements on our current expectations and projections about future events. While we believe these expectations and projections are reasonable, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the following factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

Item 1A. Risk Factors.

Risks relating to our business and industry

The pizza category is highly competitive, and such competition could adversely affect our operating results.

We compete in the United States against two national chains, as well as many regional and local businesses. We could experience increased competition from existing or new companies in the pizza category, which could create increasing pressures to grow our business in order to maintain our market share. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share, all of which would have an adverse effect on our operating results and could cause our stock price to decline.

We also compete on a broader scale with quick service and other international, national, regional and local restaurants. The overall food service market and the quick service restaurant sector are intensely competitive with respect to food quality, price, service, convenience and concept, and are often affected by changes in:

• consumer tastes;

• national, regional or local economic conditions;

• disposable purchasing power;

• demographic trends; and

• currency fluctuations to the extent international operations are involved.

We compete within the food service market and the quick service restaurant sector not only for customers, but also for management and hourly employees, suitable real estate sites and qualified franchisees. Our domestic distribution segment is also subject to competition from outside suppliers. If other suppliers, who meet our qualification standards, were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our domestic distribution centers, our financial condition, business and results of operations would be adversely affected.

If we fail to successfully implement our growth strategy, which includes opening new domestic and international stores, our ability to increase our revenues and operating profits could be adversely affected.

A significant component of our growth strategy is opening new domestic and international stores. We and our franchisees face many challenges in opening new stores, including, among others:

• selection and availability of suitable store locations;

• negotiation of acceptable lease or financing terms;

• securing required domestic or foreign governmental permits and approvals; and

• employment and training of qualified personnel.

The opening of additional franchise stores also depends, in part, upon the availability of prospective franchisees who meet our criteria. Our failure to add a significant number of new stores would adversely affect our ability to increase revenues and operating income.

We are currently planning to expand our international operations in markets where we currently operate and in selected new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may by affected by local economic and market conditions. Therefore, as we expand internationally, we may not experience the operating margins we expect, our results of operations may be negatively impacted and our common stock price may decline.

We may also pursue strategic acquisitions as part of our business. If we are able to identify acquisition candidates, such acquisitions may be financed, to the extent permitted under our debt agreements, with substantial debt or with potentially dilutive issuances of equity securities.

The food service market is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as more healthy, our business and operating results would be harmed. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do.

Increases in food, labor and other costs could adversely affect our profitability and operating results.

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee benefit costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. The cheese block price per pound averaged $1.50 in 2005 and the estimated increase in Company-owned store food costs from a hypothetical $0.25 adverse change in the average cheese block price per pound would have been approximately $4.0 million in 2005. Labor costs are largely a function of the minimum wage for a majority of our store and distribution center personnel and, generally, are a function of the availability of labor. Food, including cheese costs, and labor represent approximately 45% to 60% of a typical Company-owned store’s cost of sales.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

In connection with our 1998 and 2003 recapitalizations, we incurred a significant amount of indebtedness and we are currently highly leveraged. As of January 1, 2006, our consolidated long-term indebtedness was $737.7 million. Our substantial indebtedness and the fact that a large portion of our cash flow from operations must be used to make principal and interest payments on our indebtedness could have important consequences to you. For example, they could:

• make it more difficult for us to satisfy our obligations with respect to our debt agreements;

• increase our vulnerability to general adverse economic and industry conditions;

• require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes;

• limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate thereby placing us at a competitive disadvantage compared to our competitors that may have less debt;

• limit, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds; and

• have a material adverse effect on us if we fail to comply with the covenants in our debt agreements, because such failure could result in an event of default which, if not cured or waived, could result in a substantial amount of our indebtedness becoming immediately due and payable.

In addition, our senior secured credit facility and the indenture governing Domino’s, Inc.’s senior subordinated notes permit us to incur substantial additional indebtedness in the future, including up to an additional $125.0 million under our revolving credit facility. As of January 1, 2006, we had $125.0 million available to us for additional borrowing under the revolving credit facility portion of our senior secured credit facility (excluding outstanding letters of credit of $30.5 million). If new indebtedness is added to our and our subsidiaries’ current debt levels, the risks described above would intensify.

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, if currently anticipated cost savings and operating improvements are not realized on schedule, in the amounts projected or at all, or if future borrowings are not available to us under our senior secured credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

We may be unable to generate sufficient cash flow to pay quarterly dividends on our common stock.

Our ability to pay a quarterly dividend on our common stock will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, or if currently anticipated cost savings and operating improvements are not realized on schedule, in the amounts projected or at all, or if we are not in compliance with the terms of our debt agreements we may be unable to pay a quarterly dividend on our common stock.

The terms of the Domino’s, Inc. senior secured credit facility and senior subordinated notes have restrictive terms and our failure to comply with any of these terms could put us in default, which would have an adverse effect on our business and prospects.

The senior secured credit facility and the indenture governing the senior subordinated notes, in each case where our wholly-owned subsidiary Domino’s, Inc. is the borrower, contain a number of significant covenants. These covenants limit Domino’s, Inc.’s ability and the ability of Domino’s, Inc.’s restricted subsidiaries to, among other things:

• incur additional indebtedness and issue restricted subsidiary preferred stock;

• make capital expenditures and other investments;

• merge, consolidate or dispose of our assets or the capital stock or assets of any restricted subsidiary;

• pay dividends, make distributions or redeem capital stock;

• change our line of business;

• enter into transactions with our affiliates; and

• grant liens on our assets or the assets of our restricted subsidiaries.

The senior secured credit facility also requires us to maintain specified financial ratios and satisfy financial condition tests at the end of each fiscal quarter. These restrictions could affect our ability to pay dividends or repurchase shares of our common stock. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not satisfy those tests. A breach of any of these covenants could result in a default under the senior secured credit facility. If the banks accelerate amounts owing under the senior secured credit facility because of a default under the senior secured credit facility and we are unable to pay such amounts, the banks have the right to foreclose on substantially all of our assets.

Upon the occurrence of specific kinds of change of control events, Domino’s, Inc. must offer to repurchase all of its outstanding senior subordinated notes. It is possible, however, that we will not have sufficient funds at the time of the change of control to make the required repurchase of the senior subordinated notes or that restrictions in the senior secured credit facility will not allow such repurchase. The occurrence of some of the events that would constitute a change of control under the indenture would also constitute a default under the senior secured credit facility. Moreover, the exercise by the holders of the senior subordinated notes of their right to require Domino’s, Inc. to repurchase the senior subordinated notes could cause a default under such senior indebtedness, even if the change of control itself does not, due to the financial effect on us of such repurchase. A default under the indenture or the senior secured credit facility may have a material adverse effect on our business, financial condition and results of operations.

We do not have long-term contracts with many of our suppliers, and as a result they could seek to significantly increase prices or fail to deliver.

We typically do not have written contracts or long-term arrangements with our suppliers. Although in the past we have not experienced significant problems with our suppliers, our suppliers may implement significant price increases or may not meet our requirements in a timely fashion, if at all. The occurrence of any of the foregoing could have a material adverse effect on our results of operations.

Shortages or interruptions in the supply or delivery of fresh food products could adversely affect our operating results.

We and our franchisees are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.

Any prolonged disruption in the operations of any of our dough manufacturing and distribution centers could harm our business.

We operate 17 regional dough manufacturing and distribution centers and one vegetable processing distribution center in the contiguous United States and dough manufacturing and distribution centers in Alaska, Hawaii, Canada, the Netherlands and France. Our domestic dough manufacturing and distribution centers service all of our company-owned stores and approximately 98% of our domestic franchise stores. As a result, any prolonged disruption in the operations of any of these facilities, whether due to technical or labor difficulties, destruction or damage to the facility, real estate issues or other reasons, could adversely affect our business and operating results.

We face risks of litigation from customers, franchisees, employees and others in the ordinary course of business, which diverts our financial and management resources. Any adverse litigation or publicity may negatively impact our financial condition and results of operations.

Claims of illness or injury relating to food quality or food handling are common in the food service industry. In addition, class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat foods and that quick service restaurant marketing practices have encouraged obesity. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact our financial condition, results of operations and brand reputation, hindering our ability to attract and retain franchisees and grow our business.

Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. We have been subject to these types of claims in the past, and we are currently subject to a purported class action claim of this type in California relating to rest break and meal break compensation, and if one or more of these claims were to be successful or if there is a significant increase in the number of these claims, our business, financial condition and operating results could be harmed.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success in the highly competitive business of pizza delivery will continue to depend to a significant extent on our leadership team and other key management personnel. Other than with our chairman and chief executive officer, David A. Brandon, we do not have long-term employment agreements with any of our executive officers. As a result, we may not be able to retain our executive officers and key personnel or attract additional qualified management. Our success also will continue to depend on our ability to attract and retain qualified personnel to operate our stores, dough manufacturing and distribution centers and international operations. The loss of these employees or our inability to recruit and retain qualified personnel could have a material adverse effect on our operating results.

Our international operations subject us to additional risks, such risks and costs may differ in each country in which we do business, and may cause our profitability to decline due to increased costs.

We conduct a portion of our business outside the United States. Our financial condition and results of operations may be adversely affected if global markets in which our company-owned and franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither we nor our franchisees have control, may include:

• recessionary or expansive trends in international markets;

• changing labor conditions and difficulties in staffing and managing our foreign operations;

• increases in the taxes we pay and other changes in applicable tax laws;

• legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;

• changes in inflation rates;

• changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

• difficulty in collecting our royalties and longer payment cycles;

• expropriation of private enterprises;

• political and economic instability; and

• other external factors.

Fluctuations in the value of the U.S. dollar in relation to other currencies may lead to lower revenues and earnings.

Exchange rate fluctuations could have an adverse effect on our results of operations. Approximately 7.2%, 8.1% and 8.6% of total revenues were derived from our international segment in 2003, 2004 and 2005, respectively, a majority of which were denominated in foreign currencies. Sales made by our stores outside the United States are denominated in the currency of the country in which the store is located, and this currency could become less valuable prior to conversion to U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the United States or lower profitability to our franchisees outside the United States, or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brand and branded products and believe that they are very important to our business. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the United States and foreign jurisdictions. Not all of the trademarks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. All of the steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Further, through acquisitions of third parties, we may acquire brands and related trademarks that are subject to the same risks as the brands and trademarks we currently own.

We may from time to time be required to institute litigation to enforce our trademarks or other intellectual property rights, or to protect our trade secrets. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights.

Our earnings and business growth strategy depends on the success of our franchisees, and we may be harmed by actions taken by our franchisees that are outside of our control.

A significant portion of our earnings comes from royalties generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide limited training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image and reputation may suffer, and our revenues and stock price could decline. While we try to ensure that our franchisees maintain the quality of our brand and branded products, our franchisees may take actions that adversely affect the value of our intellectual property or reputation. As of January 1, 2006, we had 1,279 domestic franchisees operating 4,511 domestic stores. Five of these franchisees each operate over 50 domestic stores, including our largest domestic franchisee, which operates 136 stores, and the average franchisee operates three to four stores. In addition, our international master franchisees are generally responsible for the development of significantly more stores than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. Our largest international master franchisee operates 555 stores, which accounts for approximately 19% of our total international store count. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties, our business and results of operations would be adversely affected.

We are subject to extensive government regulation, and our failure to comply with existing or increased regulations could adversely affect our business and operating results.

We are subject to numerous federal, state, local and foreign laws and regulations, including those relating to:

• the preparation and sale of food;

• building and zoning requirements;

• environmental protection;

• minimum wage, overtime and other labor requirements;

• compliance with securities laws and New York Stock Exchange listed company rules;

• compliance with the Americans with Disabilities Act; and

• working and safety conditions.

We may become subject to legislation or regulation seeking to tax and/or regulate high-fat foods. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

We are also subject to a Federal Trade Commission rule and to various state and foreign laws that govern the offer and sale of franchises. Additionally, these laws regulate various aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines or other penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results.

Our current insurance coverage may not be adequate, insurance premiums for such coverage may increase and we may not be able to obtain insurance at acceptable rates, or at all.

We have retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities. We are generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability. We are also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities. Total insurance limits under these retention programs vary depending upon the period covered and range up to $108.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation. These insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future our insurance premiums may increase and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain, insurance coverage could have a material adverse effect on our business, financial condition and results of operations. We are not required to, and do not, specifically set aside funds for our retention programs.

Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control, and if we fail to meet the expectations of securities analysts or investors, our share price may decline significantly.

Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include:

• variations in the timing and volume of our sales and our franchisees’ sales;

• the timing of expenditures in anticipation of future sales;

• sales promotions by us and our competitors;

• changes in competitive and economic conditions generally;

• changes in the cost or availability of our ingredients or labor; and

• foreign currency exposure.

As a result, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future.

Our current principal stockholders have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you may disagree.

Investment funds affiliated with Bain Capital, LLC together beneficially own approximately 34% of our outstanding common stock. In addition, two of our directors are representatives of investment funds affiliated with Bain Capital, LLC. As a result, these investment funds affiliated with Bain Capital, LLC have significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

Our common stock price could be subject to significant fluctuations and/or may decline.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

• variations in our operating results;

• changes in revenues or earnings estimates or publication of research reports by analysts;

• speculation in the press or investment community;

• strategic actions by us or our competitors, such as sales promotions, acquisitions or restructurings;

• actions by institutional and other stockholders;

• changes in our dividend policy;

• changes in the market values of public companies that operate in our business segments;

• general market conditions; and

• domestic and international economic factors unrelated to our performance.

The stock markets in general have recently experienced volatility that has sometimes been unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 200,000 square feet for our World Resource Center located in Ann Arbor, Michigan under an operating lease with Domino’s Farms Office Park, L.L.C., a related party. The lease, as amended, expires in December 2013 and has two five-year renewal options.

We own four domestic Company-owned store buildings and seven distribution center buildings. We also own six store buildings which we lease to domestic franchisees. All other domestic Company-owned stores are leased by us, typically under five-year leases with one or two five-year renewal options. All other domestic distribution centers are leased by us, typically under leases ranging between five and 15 years with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

Item 3. Legal Proceedings.

We are a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings arising in the ordinary course of business, of which the majority involve workers’ compensation, employment practices liability, general liability, automobile and franchisee claims. Like other retail employers in California, we are facing allegations of purported class-wide wage and hour violations related to meal and rest breaks and the proper classification of our store general managers as exempt employees under California law. We believe that we have properly classified our general managers as exempt under California law and accordingly intend to vigorously defend against all claims in this lawsuit. We believe that the ultimate liability for these matters, if any, in excess of amounts already provided for in the financial statements, is not likely to have a material adverse effect on our financial condition or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 15, 2006, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 67,272,288 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.” Prior to our July 2004 IPO, there was no established public trading market for Domino’s Pizza, Inc.’s common stock.

The following table presents the high and low closing prices by quarter for Domino’s Pizza, Inc.’s common stock since our IPO in July 2004, as reported by the NYSE, and dividends declared per common share.

	High	Low	Dividends Declared Per Share
Third quarter of 2004 (July 13, 2004 – September 5, 2004)	$14.45	$12.75	$-
Fourth quarter of 2004 (September 6, 2004 – January 2, 2005)	18.65	13.78	0.065
First quarter of 2005 (January 3, 2005 – March 27, 2005)	18.22	16.50	0.10
Second quarter of 2005 (March 28, 2005 – June 19, 2005)	22.94	18.16	0.10
Third quarter of 2005 (June 20, 2005 – September 11, 2005)	25.30	21.50	0.10
Fourth quarter of 2005 (September 12, 2005 – January 1, 2006)	25.64	21.07	0.10

Our Board of Directors declared a quarterly dividend of $0.12 per common share on February 15, 2006 payable on March 30, 2006 to shareholders of record at the close of business on March 15, 2006.

We presently anticipate continuing the payment of quarterly cash dividends. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and certain other factors. There can be no assurance as to the amount of free cash flow that we will generate in future years and, accordingly, dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of our Board of Directors.

The Company made no repurchases of common stock during the fourth quarter of 2005.

As of February 15, 2006, there were approximately 126 registered holders of record of Domino’s Pizza, Inc.’s common stock.

Domino’s, Inc., the wholly-owned subsidiary of Domino’s Pizza, Inc., had 3,000 authorized shares of common stock, par value $0.01 per share, of which 10 were issued and outstanding. All 10 shares of Domino’s, Inc. were held by Domino’s Pizza, Inc. There were no equity securities sold by Domino’s, Inc. during the period covered by this report. There is no established public trading market for Domino’s, Inc.’s common stock.

Item 6. Selected Financial Data.

The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this Form 10-K. The selected financial data below, with the exception of store counts and same store sales growth, have been derived from the audited consolidated financial statements of Domino’s Pizza, Inc. and subsidiaries. These historical data are not necessarily indicative of results to be expected for any future period.

	Fiscal year ended

(dollars in millions, except per share data)	December 30, 2001	December 29, 2002	December 28, 2003 (5)	January 2, 2005 (6)	January 1, 2006
Income statement data:
Revenues:
Domestic Company-owned stores	$362.2	$376.5	$375.4	$382.5	$401.0
Domestic franchise	134.2	140.7	144.5	155.0	161.9
Domestic stores	496.4	517.2	519.9	537.5	562.9
Domestic distribution	691.9	676.0	717.1	792.0	819.1
International	70.0	81.8	96.4	117.0	129.6
Total revenues	1,258.3	1,275.0	1,333.3	1,446.5	1,511.6
Cost of sales	944.5	945.8	997.7	1,092.8	1,126.3
Operating margin	313.8	329.2	335.6	353.7	385.3
General and administrative expense	186.7	171.4	176.1	182.3	186.2
Income from operations	127.1	157.8	159.5	171.4	199.1
Interest income	1.8	0.5	0.4	0.6	0.8
Interest expense	(68.4)	(60.3)	(74.7)	(61.1)	(48.8)
Other (1)	(0.2)	(1.8)	(22.7)	(10.8)	22.1
Income before provision for income taxes	60.3	96.2	62.4	100.1	173.3
Provision for income taxes	23.5	35.7	23.4	37.8	65.0
Net income	$36.8	$60.5	$39.0	$62.3	$108.3
Net income (loss) available to common stockholders (2)	$20.7	$43.0	$(4.0)	$62.3	$108.3
Earnings (loss) per share:
Class L – basic	$9.67	$10.97	$10.26	$5.57	N/A
Class L – diluted	9.65	10.96	10.25	5.57	N/A
Common stock – basic	$(0.45)	$0.10	$(1.26)	$0.85	$1.62
Common stock – diluted	(0.45)	0.09	(1.26)	0.81	1.58

Dividends declared per share (3)	$-	$-	$-	$0.065	$0.40

Balance sheet data (at end of period):
Cash and cash equivalents	$59.0	$25.5	$46.4	$40.4	$66.9
Working capital	(24.6)	(10.2)	(1.3)	(0.2)	4.0
Total assets	406.4	425.5	452.1	447.3	461.1
Total long-term debt, less current portion	611.5	599.2	941.2	755.4	702.4
Total debt	654.7	602.0	959.7	780.7	737.7
Cumulative preferred stock	99.2	98.0	-	-	-
Total stockholders’ deficit	(523.9)	(473.4)	(718.0)	(549.9)	(511.0)

	Fiscal year ended

(dollars in millions)	December 30, 2001	December 29, 2002	December 28, 2003 (5)	January 2, 2005 (6)	January 1, 2006
Other financial data:
Depreciation and amortization	$33.1	$28.3	$29.8	$31.7	$32.4
Capital expenditures	40.6	53.9	29.2	39.8	28.7

Same store sales growth (4):
Domestic Company-owned stores	7.3%	0.0%	(1.7)%	0.1%	7.1%
Domestic franchise stores	3.6%	3.0%	1.7%	2.1%	4.6%
Domestic stores	4.0%	2.6%	1.3%	1.8%	4.9%
International stores	6.4%	4.1%	4.0%	5.9%	6.1%

Store counts (at end of period):
Domestic Company-owned stores	519	577	577	580	581
Domestic franchise stores	4,294	4,271	4,327	4,428	4,511
Domestic stores	4,813	4,848	4,904	5,008	5,092
International stores	2,259	2,382	2,523	2,749	2,987
Total stores	7,072	7,230	7,427	7,757	8,079

(1)	Included in other for the fiscal years ended 2001 through 2004 are costs incurred in connection with debt retirements, including $20.4 million of bond tender fees in connection with the 2003 recapitalization and $9.0 million incurred in connection with the redemption of $109.1 million of senior subordinated notes as part of our 2004 IPO. Other for 2005 is comprised of a gain recognized on the sale of an equity investment.

(2)	Net income (loss) available to common stockholders for the fiscal years ended 2001 through 2003 is comprised of consolidated net income less cumulative preferred stock dividends and accretion amounts.

(3)	We paid $188.3 million in dividends to shareholders as part of our recapitalization in 2003.

(4)	Same store sales growth is calculated including only sales from stores that also had sales in the comparable period of the prior year, but excluding sales from certain seasonal locations such as stadiums and concert arenas. International same store sales growth is calculated similarly to domestic same store sales growth. Changes in international same store sales are reported on a constant dollar basis which reflects changes in international local currency sales. The 53rd week in 2004 had no positive or negative impact on reported same store sales growth amounts.

(5)	In connection with our recapitalization in 2003, Domino’s, Inc. issued and sold $403.0 million aggregate principal amount at maturity of senior subordinated notes at a discount resulting in gross proceeds of $400.1 million and borrowed $610.0 million in term loans. We used the proceeds from the senior subordinated notes, borrowings from the term loans and cash from operations to retire $206.7 million principal amount of the then outstanding senior subordinated notes plus accrued interest and bond tender fees for $236.9 million, repay all amounts outstanding under the previous senior credit facility, redeem all of our outstanding preferred stock for $200.5 million and pay a dividend on our outstanding common stock of $188.3 million. Additionally, we expensed $15.7 million of related general and administrative expenses, comprised of compensation expenses, wrote-off $15.6 million of deferred financing costs to interest expense and expensed $20.4 million of bond tender fees in other expense. Total recapitalization related expenses were $51.7 million (pre-tax). We also recorded a $20.4 million deferred financing cost asset.

(6)	In connection with our IPO completed on July 16, 2004, Domino’s Pizza, Inc. issued and sold 9,375,000 shares resulting in net proceeds to us of approximately $119.6 million. These net proceeds were used to redeem, at a premium plus accrued interest, approximately $109.1 million aggregate principal amount of Domino’s, Inc. 8 1/4% senior subordinated notes. Immediately following the closing of the IPO, we had 68,653,626 shares of common stock outstanding. Additionally, in connection with the IPO, we used general funds to, among other things, distribute $16.9 million to our founder and former majority shareholder and his spouse for full payment of contingent notes then outstanding and pay $10.0 million to an affiliate of our principal stockholder, in connection with the termination of its management agreement with us, which was recorded in general and administrative expense. Additionally, the 2004 fiscal year includes 53 weeks, while the 2000 through 2003 fiscal years and the 2005 fiscal year each include 52 weeks.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve week quarters and one sixteen week quarter. Every five or six years our fiscal year includes an extra (or 53rd) week in the fourth quarter of that year. Fiscal 2004 consisted of 53 weeks, while fiscal 2003 and fiscal 2005 consisted of 52 weeks.

We are the number one pizza delivery company in the United States with a 19.4% share of the pizza delivery market based on reported consumer spending. We also have a leading international presence. We operate through a network of 588 Company-owned stores, substantially all of which are in the United States, and 7,491 franchise stores located in all 50 states and in more than 50 countries. In addition, we operate 17 regional dough manufacturing and distribution centers in the contiguous United States as well as eight dough manufacturing and distribution centers outside the contiguous United States.

Our financial results are driven largely by retail sales at our Company-owned and franchise stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase the related amounts. Retail sales drive Company-owned store revenues, royalty payments from franchisees and distribution revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the success of our marketing promotions and our ability to execute our store operating model and other business strategies.

We devote significant attention to our brand-building efforts, which is evident in our system’s estimated $1.3 billion of domestic advertising spending over the past five years and our frequent designation as a MegaBrand by Advertising Age. We plan on continuing to build our brand and retail sales by satisfying customers worldwide with our pizza delivery offerings and by continuing to invest significant amounts in the advertising and marketing of the Domino’s Pizza® brand.

We also pay particular attention to the store economics, or the investment performance of a store to its owner, of both our Company-owned and franchise stores. We believe that our system’s favorable store economics benefit from the relatively small initial and ongoing investments required to own and operate a Domino’s Pizza store. We believe these favorable investment requirements, coupled with a strong brand message supported by significant advertising spending, as well as high-quality and focused menu offerings, drive strong store economics, which, in turn, drive demand for new stores.

In 2005, global retail sales, which are total retail sales at Company-owned and franchise stores worldwide, increased 7.8% as compared to 2004, despite having a 53rd week in 2004, which negatively impacted our 2005 global retail sales growth by approximately two percentage points. In 2004, global retail sales increased 10.5% as compared to 2003. These global retail sales increases have been driven by both strong global same store sales growth and unit growth.

Our revenues have increased over the past three years as a result of higher store counts, increases in same store sales and increases in distribution sales. Worldwide store counts have increased from 7,230 at the beginning of 2003 to 8,079 at the end of 2005. This growth in store counts can be attributed to the growing global acceptance of our brand and our pizza delivery concept as well as the economics inherent in our system which attracts new franchisees and encourages existing franchisees to grow their business. Domestic same store sales increased 1.3%, 1.8% and 4.9% in 2003, 2004 and 2005, respectively. International same store sales increased 4.0%, 5.9% and 6.1% during the same periods. We believe that our mix of new product introductions (such as Domino’s Steak Fanatic Pizza and Domino’s Philly Cheese Steak Pizza) and strong value-oriented promotional activities (such as Domino’s 555 Deal) continue to produce strong same store sales results. Internationally, same stores sales growth continues to result from the overall acceptance of delivered pizza around the globe and the successful execution of the concept.

Income from operations has increased from $159.5 million in 2003 to $199.1 million in 2005. This growth in income from operations was primarily the result of increases in store counts and same store sales and related profits from distribution center operations. Additionally, the 2003 income from operations amount included $15.7 million of general and administrative expenses incurred in connection with our recapitalization in 2003. Net income increased from $39.0 million in 2003 to $108.3 million in 2005. The 2003 net income amount included $51.7 million of pre-tax expenses incurred in connection with our recapitalization in 2003.

We are highly leveraged as the result of recapitalizations in 1998 and 2003. As of January 1, 2006, consolidated long-term debt was $737.7 million. Since 1998, a large portion of our cash flows provided from operations has been used to make principal and interest payments on our indebtedness. Our senior subordinated notes require no principal payments until maturity in 2011. Our senior credit facility requires principal payments of $3.2 million, $4.3 million, $5.4 million and $410.0 million in 2007, 2008, 2009 and 2010, respectively. We have decreased our total leverage ratio, or total debt divided by total segment income, from 3.9x at the time of our 2004 IPO to 3.6x at the end of 2004 to 3.1x at the end of 2005 as a result of both debt reductions and continued improved operating performance. Overall, we believe that our ability to consistently produce significant free cash flows allows us the flexibility not only to service our significant debt but also invest in our business, pay dividends to our shareholders and opportunistically repurchase outstanding common stock.

Critical accounting policies and estimates

The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates, including those related to revenue recognition, allowance for uncollectible receivables, long-lived and intangible assets, insurance and legal matters and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Changes in our accounting policies and estimates could materially impact our results of operations and financial condition for any particular period. We believe that our most critical accounting policies and estimates are:

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

Long-lived and intangible assets. We record long-lived assets, including property, plant and equipment and capitalized software, at cost. For acquisitions of franchise operations, we estimate the fair values of the assets and liabilities acquired based on physical inspection of assets, historical experience and other information available to us regarding the acquisition. We depreciate and amortize long-lived assets using useful lives determined by us based on historical experience and other information available to us. We review long-lived assets for impairment when events or circumstances indicate that the related amounts might be impaired. We perform related impairment tests on a market level basis for Company-owned stores. At January 1, 2006, we determined that our long-lived assets were not impaired. However, if our future operating performance were to deteriorate, we may be required to recognize an impairment charge.

We evaluate goodwill for impairment by comparing the fair value of our reporting units to their carrying values. A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment. At January 1, 2006, the fair value of our business operations with associated goodwill exceeded their recorded carrying value, including the related goodwill. However, if the future performance of our domestic Company-owned stores or other reporting units were to deteriorate, we may be required to recognize a goodwill impairment charge.

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

For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned auto liability under insurance policies requiring payment of a deductible for each occurrence up to between $500,000 and $3.0 million, depending on the policy year and line of coverage. The related insurance reserves are based on undiscounted independent actuarial estimates, which are based on historical information along with assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term which could result in an increase or decrease in the related expense in future periods.

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

Same Store Sales Growth

	2003	2004	2005
Domestic Company-owned stores	(1.7)%	0.1%	7.1%
Domestic franchise stores	1.7%	2.1%	4.6%
Domestic stores	1.3%	1.8%	4.9%

International stores	4.0%	5.9%	6.1%

Store Growth Activity

	Domestic Company-owned Stores	Domestic Franchise	Domestic Stores	International Stores	Total
Store count at December 29, 2002	577	4,271	4,848	2,382	7,230
Openings	5	127	132	224	356
Closings	(4)	(72)	(76)	(83)	(159)
Transfers	(1)	1	-	-	-
Store count at December 28, 2003	577	4,327	4,904	2,523	7,427
Openings	5	165	170	263	433
Closings	(1)	(65)	(66)	(37)	(103)
Transfers	(1)	1	-	-	-
Store count at January 2, 2005	580	4,428	5,008	2,749	7,757
Openings	10	162	172	292	464
Closings	(3)	(85)	(88)	(54)	(142)
Transfers	(6)	6	-	-	-
Store count at January 1, 2006	581	4,511	5,092	2,987	8,079

Income Statement Data

(dollars in millions)	2003		2004		2005
Domestic Company-owned stores	$375.4		$382.5		$401.0
Domestic franchise	144.5		155.0		161.9
Domestic distribution	717.1		792.0		819.1
International	96.4		117.0		129.6
Total revenues	1,333.3	100.0%	1,446.5	100.0%	1,511.6	100.0%

Domestic Company-owned stores	302.0		313.6		319.1
Domestic distribution	643.6		718.9		739.3
International	52.1		60.3		67.9
Cost of sales	997.7	74.8%	1,092.8	75.6%	1,126.3	74.5%

General and administrative	176.1	13.2%	182.3	12.6%	186.2	12.3%
Income from operations	159.5	12.0%	171.4	11.8%	199.1	13.2%
Interest expense, net	(74.3)	(5.6)%	(60.5)	(4.2)%	(47.9)	(3.2)%
Other	(22.7)	(1.7)%	(10.8)	(0.7)%	22.1	1.5%
Income before provision for income taxes	62.4	4.7%	100.1	6.9%	173.3	11.5%
Provision for income taxes	23.4	1.8%	37.8	2.6%	65.0	4.3%
Net income	$39.0	2.9%	$62.3	4.3%	$108.3	7.2%

2005 compared to 2004

(tabular amounts in millions, except percentages)

Revenues. Revenues include retail sales by Company-owned stores, royalties from domestic and international franchise stores and sales of food, equipment and supplies by our distribution centers to certain domestic and international franchise stores.

Consolidated revenues increased $65.1 million or 4.5% in 2005 to $1,511.6 million, from $1,446.5 million in 2004. This increase in revenues was due primarily to increases in revenues as a result of higher same store sales and store counts, increases in volumes at our distribution centers, offset in part by decreases in food prices and the inclusion of the 53rd week in 2004. These increases in revenues are more fully described below.

Domestic stores. Domestic stores revenues are comprised of retail sales from domestic Company-owned store operations and royalties from retail sales at domestic franchise stores, as summarized in the following table.

	2004		2005
Domestic Company-owned stores	$382.5	71.2%	$401.0	71.2%
Domestic franchise	155.0	28.8%	161.9	28.8%
Total domestic stores revenues	$537.5	100.0%	$562.9	100.0%

Domestic stores revenues increased $25.4 million or 4.7% to $562.9 million in 2005, from $537.5 million in 2004. This increase was due primarily to a 4.9% increase in same store sales and an increase in domestic franchise store counts, offset in part by the negative impact of the inclusion of the 53rd week in 2004. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations increased $18.5 million or 4.9% to $401.0 million in 2005, from $382.5 million in 2004. This increase was due to an increase in same store sales, offset in part by the negative impact of the inclusion of the 53rd week in 2004. Same store sales for domestic Company-owned stores increased 7.1% in 2005 compared to 2004. There were 580 and 581 domestic Company-owned stores in operation as of January 2, 2005 and January 1, 2006, respectively.

Domestic franchise. Revenues from domestic franchise operations increased $6.9 million or 4.4% to $161.9 million in 2005, from $155.0 million in 2004. This increase was due primarily to an increase in same store sales and an increase in the average number of domestic franchise stores open during 2005, offset in part by the negative impact of the inclusion of the 53rd week in 2004. Same store sales for domestic franchise stores increased 4.6% in 2005 compared to 2004. There were 4,428 and 4,511 domestic franchise stores in operation as of January 2, 2005 and January 1, 2006, respectively.

Domestic distribution. Revenues from domestic distribution operations increased $27.1 million or 3.4% to $819.1 million in 2005, from $792.0 million in 2004. This increase was due primarily to an increase in volumes relating to increases in domestic franchise retail sales, offset in part by a market decrease in overall food prices, primarily cheese, and the negative impact of the inclusion of the 53rd week in 2004. Cheese prices negatively impacted revenues by approximately $14.9 million in 2005.

International. Revenues from international operations increased $12.6 million or 10.8% to $129.6 million in 2005, from $117.0 million in 2004. This increase was due primarily to an increase in same store sales, an increase in the average number of international stores open during 2005 and a related increase in revenues from our international distribution operations. Offsetting these increases was the negative impact of the inclusion of the 53rd week in 2004. On a constant dollar basis, same store sales increased 6.1% in 2005 compared to 2004. On a historical dollar basis, same store sales increased 8.9% in 2005 compared to 2004, reflecting a generally weaker U.S. dollar in those markets in which we compete. There were 2,749 and 2,987 international stores in operation as of January 2, 2005 and January 1, 2006, respectively.

Cost of sales / Operating margin. Consolidated cost of sales is comprised primarily of Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $31.6 million or 8.9% to $385.3 million in 2005, from $353.7 million in 2004, as summarized in the following table.

	2004		2005
Consolidated revenues	$1,446.5	100.0%	$1,511.6	100.0%
Consolidated cost of sales	1,092.8	75.6%	1,126.3	74.5%
Consolidated operating margin	$353.7	24.4%	$385.3	25.5%

The $31.6 million increase in consolidated operating margin was due primarily to increases in royalties resulting from higher retail sales at both our domestic and international franchise stores and increases in the operating margins from both our domestic Company-owned store and domestic distribution operations, offset in part by the negative impact of the inclusion of the 53rd week in 2004. Franchise revenues do not have a cost of sales component and, as a result, increases in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, our consolidated operating margin increased primarily as a result of the aforementioned increase in our domestic franchise operating margin and a market decrease in overall food prices, primarily cheese, which benefited both domestic Company-owned store and domestic distribution operating margins as a percentage of revenues. Changes in the operating margin at our domestic Company-owned store operations and our domestic distribution operations are more fully described below.

Domestic Company-owned stores. The domestic Company-owned store operating margin increased $13.0 million or 19.0% to $81.9 million in 2005, from $68.9 million in 2004, as summarized in the following table.

	2004		2005
Revenues	$382.5	100.0%	$401.0	100.0%
Cost of sales	313.6	82.0%	319.1	79.6%
Store operating margin	$68.9	18.0%	$81.9	20.4%

The $13.0 million increase in the domestic Company-owned store operating margin is due primarily to increases in same store sales, a market decrease in overall food prices, primarily cheese, lower insurance costs and the favorable impact of the adjustment made in 2004 related to a correction in accounting for leases. Offsetting these increases in part was the negative impact on the store operating margin from the inclusion of the 53rd week in 2004.

As a percentage of store revenues, food costs decreased 0.5 percentage points to 28.0% in 2005, from 28.5% in 2004, due primarily to a market decrease in food prices, primarily cheese. The cheese block price per pound averaged $1.50 in 2005 compared to $1.64 in 2004. As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and other related costs, including depreciation and amortization, decreased 0.8 percentage points to 11.1% in 2005, from 11.9% in 2004. The decrease in occupancy costs as a percentage of store revenues was due primarily to a decrease in rent expense as a result of the Company’s correction in accounting for leases in 2004. As a percentage of store revenues, labor costs decreased 0.3 percentage points to 29.6% in 2005, from 29.9% in 2004. As a percentage of store revenues, insurance costs decreased 1.1 percentage points to 3.4% in 2005, from 4.5% in 2004. The decrease in insurance costs as a percentage of store revenues was due primarily to improved loss experience and the positive impact of higher revenues. Additionally, the domestic Company-owned store operating margin as a percentage of store revenues was negatively impacted due to the inclusion of the 53rd week in 2004.

Domestic distribution. The domestic distribution operating margin increased $6.7 million or 9.2% to $79.8 million in 2005, from $73.1 million in 2004, as summarized in the following table.

	2004		2005
Revenues	$792.0	100.0%	$819.1	100.0%
Cost of sales	718.9	90.8%	739.3	90.3%
Distribution operating margin	$73.1	9.2%	$79.8	9.7%

The $6.7 million increase in the domestic distribution operating margin was due primarily to increases in volumes and efficiencies in the areas of operations and purchasing. Offsetting these increases in part was the negative impact on the distribution operating margin from the inclusion of the 53rd week in 2004.

As a percentage of distribution revenues, our distribution operating margin increased primarily as a result of lower food prices, including cheese, the aforementioned increase in volumes and operational and purchasing efficiencies. Decreases in certain food prices, including cheese, have a positive effect on the distribution operating margin due to the fixed dollar margin earned by domestic distribution on certain food items, including cheese. Had the 2005 cheese prices been in effect during 2004, the domestic distribution operating margin as a percentage of domestic distribution revenues would have been approximately 9.4% for 2004, resulting in a domestic distribution operating margin increase of 0.3 percentage points in 2005.

General and administrative expenses. General and administrative expenses increased $3.9 million or 2.1% to $186.2 million in 2005, from $182.3 million in 2004. As a percentage of total revenues, general and administrative expenses decreased 0.3 percentage points to 12.3% in 2005, from 12.6% in 2004. General and administrative expenses were negatively impacted by approximately $2.9 million related to the adoption of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R), approximately $2.8 million of charges incurred in connection with certain Company-owned international operations, including a $1.3 million goodwill impairment charge, and approximately $1.1 million of separation expenses incurred in connection with our former chief financial officer. Additionally, general and administrative expenses were negatively impacted by increases in variable general and administrative expenses, including higher administrative labor as a result of higher performance-based bonuses and increases in advertising contributions as a result of higher Company-owned same store sales. General and administrative expenses were positively impacted by the inclusion of the 53rd week in 2004 and the $10.0 million management agreement termination fee paid to an affiliate in connection with the Company’s IPO in 2004.

Interest expense. Interest expense decreased $12.3 million or 20.2% to $48.8 million in 2005, from $61.1 million in 2004. This decrease in interest expense was due primarily to lower average debt balances during 2005 and approximately $3.7 million of deferred financing and bond discount expenses incurred in connection with the redemption of $109.1 million of Domino’s, Inc.’s senior subordinated notes in August 2004. Our average outstanding borrowings decreased $126.2 million to $754.2 million, from $880.4 million in 2004. Our effective borrowing rate remained flat at 5.8% in 2005, compared to 2004. Total deferred financing fee and bond discount expense, including the aforementioned amount, was $7.8 million and $3.0 million in 2004 and 2005, respectively.

Other. The other amount of $22.1 million in 2005 is comprised of a gain recognized from the sale of an equity investment in an international master franchisee. The $10.8 million in 2004 is comprised of losses incurred in connection with debt retirements, including $9.0 million incurred in connection with the redemption of $109.1 million of Domino’s, Inc.’s senior subordinated notes in August 2004.

Provision for income taxes. Provision for income taxes increased $27.2 million to $65.0 million in 2005, from $37.8 million in 2004. This increase was due primarily to an increase in pre-tax income. The Company’s effective income tax rate decreased to 37.5% of pre-tax income in 2005, from 37.75% in 2004.

2004 compared to 2003

Revenues. Consolidated revenues increased $113.2 million or 8.5% in 2004 to $1,446.5 million, from $1,333.3 million in 2003. This increase in revenues was due primarily to increases in revenues as a result of higher retail sales, increases in commodity prices and the effect of the 53rd week in 2004. These increases in revenues are more fully described below.

Domestic stores. Domestic stores revenues are comprised of retail sales from domestic Company-owned store operations and royalties from retail sales at domestic franchise stores, as summarized in the following table.

	2003		2004
Domestic Company-owned stores	$375.4	72.2%	$382.5	71.2%
Domestic franchise	144.5	27.8%	155.0	28.8%
Total domestic stores revenues	$519.9	100.0%	$537.5	100.0%

Domestic stores revenues increased $17.6 million or 3.4% to $537.5 million in 2004, from $519.9 million in 2003. This increase was due primarily to a 1.8% increase in same store sales, an increase in total domestic store counts and the inclusion of the 53rd week in 2004. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations increased $7.1 million or 1.9% to $382.5 million in 2004, from $375.4 million in 2003. This increase was due to the inclusion of the 53rd week in 2004. Same store sales for domestic Company-owned stores increased 0.1% in 2004 compared to 2003. There were 577 and 580 domestic Company-owned stores in operation as of December 28, 2003 and January 2, 2005, respectively.

Domestic franchise. Revenues from domestic franchise operations increased $10.5 million or 7.3% to $155.0 million in 2004, from $144.5 million in 2003. This increase was due primarily to an increase in same store sales and an increase in the average number of domestic franchise stores open during 2004. Additionally, domestic franchise revenues were positively impacted by approximately $3.0 million due to the inclusion of the 53rd week in 2004. Same store sales for domestic franchise stores increased 2.1% in 2004 compared to 2003. There were 4,327 and 4,428 domestic franchise stores in operation as of December 28, 2003 and January 2, 2005, respectively.

Domestic distribution. Revenues from domestic distribution operations increased $74.9 million or 10.5% to $792.0 million in 2004, from $717.1 million in 2003. This increase was due primarily to an increase in volumes relating to increases in domestic franchise retail sales and a market increase in overall food prices, primarily cheese. Cheese prices favorably impacted revenues by approximately $44.4 million in 2004. Additionally, domestic distribution revenues were positively impacted by approximately $16.7 million due to the inclusion of the 53rd week in 2004.

International. Revenues from international operations increased $20.6 million or 21.4% to $117.0 million in 2004, from $96.4 million in 2003. This increase was due primarily to an increase in same store sales, an increase in the average number of international stores open during 2004 and a related increase in revenues from our international distribution operations. Additionally, international revenues were positively impacted by approximately $2.5 million due to the inclusion of the 53rd week in 2004. On a constant dollar basis, same store sales increased 5.9% in 2004 compared to 2003. On a historical dollar basis, same store sales increased 11.5% in 2004 compared to 2003, reflecting a generally weaker U.S. dollar in those markets in which we compete. There were 2,523 and 2,749 international stores in operation as of December 28, 2003 and January 2, 2005, respectively.

Cost of sales / Operating margin. The consolidated operating margin, which we define as revenues less cost of sales, increased $18.1 million or 5.4% to $353.7 million in 2004, from $335.6 million in 2003, as summarized in the following table.

	2003		2004
Consolidated revenues	$1,333.3	100.0%	$1,446.5	100.0%
Consolidated cost of sales	997.7	74.8%	1,092.8	75.6%
Consolidated operating margin	$335.6	25.2%	$353.7	24.4%

The $18.1 million increase in consolidated operating margin was due primarily to increases in royalties resulting from higher retail sales at both our domestic and international franchise stores, offset in part by decreases in the operating margin from both our domestic Company-owned store and domestic distribution operations. Franchise revenues do not have a cost of sales component and, as a result, increases in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, our consolidated operating margin decreased primarily as a result of increased costs at our domestic Company-owned stores, offset in part by the aforementioned increases in domestic franchise and international operating margins. Changes in the operating margin at our domestic Company-owned store operations and our domestic distribution operations are more fully described below.

Domestic Company-owned stores. The domestic Company-owned store operating margin decreased $4.5 million or 6.2% to $68.9 million in 2004, from $73.4 million in 2003, as summarized in the following table.

	2003		2004
Revenues	$375.4	100.0%	$382.5	100.0%
Cost of sales	302.0	80.4%	313.6	82.0%
Store operating margin	$73.4	19.6%	$68.9	18.0%

The $4.5 million decrease in the domestic Company-owned store operating margin is primarily due to a $2.4 million adjustment related to a correction in accounting for leases, as well as increases in food and occupancy costs. Additionally, the domestic Company-owned store operating margin was positively impacted by approximately $2.4 million due to the inclusion of the 53rd week in 2004.

As a percentage of store revenues, food costs increased 1.2 percentage points to 28.5% in 2004, from 27.3% in 2003, due primarily to a market increase in food prices, principally cheese. The cheese block price per pound averaged $1.64 in 2004 compared to $1.31 in 2003. As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and other related costs, including depreciation and amortization, increased 0.7 percentage points to 11.9% in 2004, from 11.2% in 2003. The 0.7 percentage point increase in occupancy costs was due to an increase in rent expense as a result of the Company’s correction in accounting for leases. As a percentage of store revenues, labor costs decreased 0.2 percentage points to 29.9% in 2004, from 30.1% in 2003. Additionally, the domestic Company-owned store operating margin as a percentage of store revenues was positively impacted by approximately 0.3 percentage points due to the inclusion of the 53rd week in 2004.

Domestic distribution. The domestic distribution operating margin decreased $0.3 million or 0.5% to $73.1 million in 2004, from $73.4 million in 2003, as summarized in the following table.

	2003		2004
Revenues	$717.1	100.0%	$792.0	100.0%
Cost of sales	643.6	89.8%	718.9	90.8%
Distribution operating margin	$73.4	10.2%	$73.1	9.2%

The $0.3 million decrease in the domestic distribution operating margin was due primarily to increases in labor, delivery costs and insurance as well as a $0.8 million adjustment related to a correction in accounting for leases. These decreases were offset in part by increases in volumes and efficiencies in the areas of operations and purchasing. Additionally, the domestic distribution operating margin was positively impacted by approximately $1.4 million due to the inclusion of the 53rd week in 2004.

As a percentage of distribution revenues, our distribution operating margin decreased primarily as a result of rising food prices, including cheese, offset in part by the aforementioned increase in volumes, and operational and purchasing efficiencies. Increases in certain food prices, including cheese, have a negative effect on the distribution operating margin due to the fixed dollar margin earned by domestic distribution on certain food items, including cheese. Had the 2004 cheese prices been in effect during 2003, the domestic distribution operating margin as a percentage of domestic distribution revenues would have been approximately 9.6% for 2003, resulting in a domestic distribution operating margin decrease of 0.4 percentage points in 2004. Additionally, the domestic distribution operating margin as a percentage of distribution revenues was not significantly impacted by the inclusion of the 53rd week in 2004.

General and administrative expenses. General and administrative expenses increased $6.2 million or 3.5% to $182.3 million in 2004, from $176.1 million in 2003. As a percentage of total revenues, general and administrative expenses decreased 0.6 percentage points to 12.6% in 2004, from 13.2% in 2003. General and administrative expenses were negatively impacted by a $10.0 million management agreement termination fee paid to an affiliate in connection with the Company’s IPO, as well as a $3.8 million year-over-year decrease in gains on the sale/disposal of assets. In addition, the Company recognized a credit of $1.7 million in 2003 relating to the collection of a previously fully reserved note receivable. General and administrative expenses were also negatively impacted by higher office rents and approximately $2.6 million of additional general and administrative expenses, primarily labor and advertising, due to the inclusion of the 53rd week in 2004. Offsetting these increases in general and administrative expenses was approximately $15.7 million of expenses incurred in connection with the Company’s June 2003 recapitalization.

Interest expense. Interest expense decreased $13.6 million or 18.2% to $61.1 million in 2004, from $74.7 million in 2003. This decrease was due primarily to lower effective borrowing rates, which more than offset an increase in average outstanding borrowings. The average outstanding debt balance, excluding capital lease obligations, increased $94.9 million to $880.4 million in 2004, from $785.5 million in 2003. Our effective borrowing rate decreased 0.9 percentage points to 5.8% in 2004, from 6.7% in 2003. Additionally, interest expense was positively impacted by approximately $15.6 million of financing costs that were written-off in connection with the Company’s recapitalization in 2003, offset in part by the write-off of approximately $3.7 million of financing costs and bond discount in connection with the retirement of $109.1 million of senior subordinated notes made in connection with the Company’s initial public offering. Total deferred financing fee and bond discount expense, including the aforementioned amounts, was $20.8 million and $7.8 million in 2003 and 2004, respectively.

Other. Other expenses decreased $11.9 million to $10.8 million in 2004, from $22.7 million in 2003. The 2004 other amounts were comprised of losses incurred in connection with debt retirements, including $9.0 million incurred as part of the redemption of $109.1 million of our senior subordinated notes in connection with the Company’s IPO. The 2003 other amounts were comprised of losses incurred in connection with debt retirements, including $20.4 million of bond tender fees associated with the Company’s recapitalization in 2003.

Provision for income taxes. Provision for income taxes increased $14.4 million to $37.8 million in 2004, from $23.4 million in 2003. This increase was due primarily to an increase in pre-tax income. The Company’s effective income tax rate increased to 37.75% of pre-tax income in 2004, from 37.5% in 2003.

Summary of IPO and recapitalization expenses. The following tables present total expenses related to our IPO in 2004 and our recapitalization in 2003. These pre-tax expenses affect comparability of the 2004 and 2003 income statements.

Summary of IPO expenses	2004
General and administrative expenses (termination of management agreement)	$10.0
Interest (write-off of deferred financing fees and bond discount)	3.7
Other (bond premium)	9.0
Total IPO expenses	$22.7

Summary of recapitalization expenses	2003
General and administrative expenses (compensation expenses)	$15.7
Interest (write-off of deferred financing fees)	15.6
Other (bond tender fees)	20.4
Total recapitalization-related expenses	$51.7

Liquidity and capital resources

As of January 1, 2006, we had working capital of $4.0 million and cash and cash equivalents of $66.9 million. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay long-term debt, pay dividends and invest in long-term assets, reduce our working capital amounts. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We have historically funded capital expenditures and debt repayments from cash flows from operations and expect to in the future. We did not have any material commitments for capital expenditures as of January 1, 2006.

As of January 1, 2006, we had $737.7 million of long-term debt, of which $35.3 million was classified as a current liability. During 2005, we borrowed $40.0 million on our revolving credit facility that, along with cash from operations, was used to repurchase approximately 4.4 million shares of our common stock from a former affiliate. The entire $40.0 million was repaid in 2005. At January 1, 2006, there were no outstanding borrowings under our revolving credit facility. Letters of credit issued under our $125.0 million revolving credit facility were $30.5 million. These letters of credit are primarily related to our insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $141.2 million and $112.2 million in 2005 and 2004, respectively. The $29.0 million increase was due primarily to a $46.0 million increase in net income, a $12.2 million net change in operating assets and liabilities and a $3.7 million increase in non-cash compensation expenses. The $12.2 million net change in operating assets and liabilities was due primarily to the timing of accounts receivable and accounts payable transactions. The $3.7 million increase in non-cash compensation expenses was due primarily to the adoption of SFAS 123R. These increases were offset in part by a $20.2 million change in (gains) losses on the sale/disposal of assets, an $8.5 million decrease in provision for deferred income taxes and a $4.8 million decrease in amortization of deferred financing costs and debt discount. The $20.2 million change in (gains) losses on the sale/disposal of assets was due primarily to the sale of an equity investment in an international master franchisee in 2005. The $4.8 million decrease in amortization of deferred financing costs and debt discount was due primarily to charges incurred in connection with our IPO in 2004.

Cash provided by investing activities was $0.1 million in 2005. Cash used in investing activities was $36.3 million in 2004. The $36.4 million net change was due primarily to a $23.9 million increase in proceeds from the sale of equity investments and an $11.1 million decrease in capital expenditures. The increase in proceeds from the sale of equity investments was due to the sale of an equity investment in a master franchisee in 2005. The decrease in capital expenditures was due primarily to the timing of the renovation of our corporate headquarters, which was completed in early 2005.

Cash used in financing activities was $114.6 million and $82.6 million in 2005 and 2004, respectively. The $32.0 million increase was due primarily a $118.7 million decrease in net proceeds from the issuance of common stock, a $73.2 million increase in purchases of common stock and a $22.4 million increase in dividend payments, offset in part by a $100.4 million decrease in repayments of long-term debt, $40.0 million of proceeds resulting from short-term borrowings, a $16.9 million decrease in distributions to our founder and former majority stockholder and his wife in conjunction with our initial public offering in 2004 and a $20.2 million increase in tax benefit from the exercise of stock options.

On June 25, 2003, we consummated a recapitalization transaction whereby Domino’s, Inc. (i) issued and sold $403.0 million aggregate principal amount at maturity of 8 1/4% senior subordinated notes due 2011 at a discount resulting in gross proceeds of approximately $400.1 million, and (ii) borrowed $610.0 million in term loans and secured a $125.0 million revolving credit facility from a consortium of banks (collectively, the “senior secured credit facility”). The senior secured credit facility was subsequently amended primarily to obtain more favorable interest rate margins, to amend the principal amortization schedule, to allow for the repayment of a portion of the senior subordinated notes as part of our IPO in lieu of a required payment under the senior secured credit facility, to allow the payment of dividends to our stockholders and to allow for the purchase and retirement of common stock.

The senior subordinated notes require semi-annual interest payments, beginning January 1, 2004. Before July 1, 2007, we may, at a price above par, redeem all, but not part, of the senior subordinated notes if a change in control occurs, as defined in the indenture governing the notes. Beginning July 1, 2007, we may redeem some or all of the senior subordinated notes at fixed redemption prices, ranging from 104.125% of par in 2007 to 100% of par in 2009 through maturity. In the event of a change in control, as defined, we will be obligated to repurchase the senior subordinated notes tendered at the option of the holders at a fixed price. Upon a public stock offering, we may use the net proceeds from such offering to repurchase and retire up to 40% of the aggregate principal amount of the senior subordinated notes due 2011, provided that at least 60% of the original principal amount of the senior subordinated notes due 2011 remains outstanding immediately following the repurchase. During 2004, we used the net proceeds from our IPO to redeem approximately $109.1 million in principal amount of our senior subordinated notes. The senior subordinated notes are guaranteed by most of Domino’s, Inc.’s domestic subsidiaries and one foreign subsidiary and are subordinated in right of payment to all existing and future senior debt of the Company.

The senior secured credit facility provides the following credit facilities: a term loan and a revolving credit facility. The aggregate borrowings available under the senior secured credit facility are $735.0 million. The senior secured credit facility provides borrowings of $610.0 million in term loans. The term loan was initially fully borrowed. Term loans outstanding as of January 1, 2006 were $458.0 million. Borrowings under the term loan bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate (7.25% at January 1, 2006) and (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of 0.50%, or (ii) LIBOR (4.56% at January 1, 2006) plus an applicable margin of 1.50%. At January 1, 2006, our borrowing rate was 6.06% for term loan borrowings. As of January 1, 2006, all borrowings under the term loan were under a LIBOR contract with an interest period of 90 days.

Early in 2006, we made a voluntary term loan payment of $35.0 million. After this payment, the senior secured credit facility requires no term loan principal payments in 2006 and term loan payments of $3.2 million, $4.3 million, $5.4 million and $410.0 million in 2007, 2008, 2009 and 2010, respectively. The timing of our required payments under the senior secured credit facility may change based upon voluntary prepayments and generation of excess cash flow. We are required to pay between 25% and 75% of the excess cash flow generated. The required percentage is determined once a year and is based on our leverage ratio at the end of the preceding year. Excess cash flow is calculated as (i) earnings before interest, taxes, depreciation and amortization; less (ii) the sum of debt repayments, capital expenditures, cash interest expense, provision for current taxes and certain other adjustments, if any, which have historically included our 2003 recapitalization transaction expenses, comprised of bond tender fees and financing fees, and our 2004 IPO expenses, comprised primarily of the payment made to an affiliate of our former majority stockholder in connection with the termination of its management agreement with us. Total debt is divided by the amount in clause (i) to calculate the leverage ratio. If the leverage ratio is over 4.0, between 4.0 and 3.25 or less than 3.25, we are obligated to pay 75%, 50% or 25% of the excess cash flows amounts generated, respectively. The required percentage for 2005 to be paid in 2006 was 25%. However, no payment is required in 2006 because there is no excess cash flow as calculated as we voluntarily prepaid a significant amount of term loans during the year. Upon a public stock offering, we are required to pay down the term loan in an amount equal to 50% of the net proceeds of such offering.

In connection with our IPO, we amended our senior secured credit facility and obtained consent under the facility to permit the use of proceeds described in our offering prospectus filed with the Securities and Exchange Commission. The final scheduled principal payment on the outstanding borrowings under the term loan is due in June 2010.

The senior secured credit facility also provides for borrowings of up to $125.0 million under the revolving credit facility, of which up to $60.0 million is available for letter of credit advances. Borrowings under the revolving credit facility (excluding letters of credit) bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate and (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 1.25% to 2.00%, or (ii) LIBOR plus an applicable margin of between 2.25% to 3.00%, with margins determined based upon our ratio of indebtedness to EBITDA, as defined. We also pay a 0.50% commitment fee on the unused portion of the revolver. The fee for letter of credit amounts outstanding ranges from 2.375% to 3.125%. At January 1, 2006, the fee for letter of credit amounts outstanding was 2.625%. At January 1, 2006, there was $94.5 million in available borrowings under the revolving credit facility, with $30.5 million of letters of credit outstanding. The revolving credit facility expires in June 2009.

Based upon our current level of operations and anticipated growth, we believe that the cash generated from our operations and amounts available under our revolving credit facility will be adequate to meet our anticipated debt service requirements, including payments required under the excess cash flow provisions of our senior secured credit facility, capital expenditures and working capital needs for the next several years. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described in Item 1A, Risk factors. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility or otherwise to enable us to service our indebtedness, including our senior secured credit facility and senior subordinated notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service or refinance the senior subordinated notes and to service, extend or refinance the senior secured credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Impact of inflation

We believe that our results of operations are not materially impacted upon moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2003, 2004 or 2005. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

New accounting pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections. Under SFAS 154, entities will be required to report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless impracticable to do so. In addition, errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior period adjustment by restating the prior period financial statements. This standard will be effective for accounting changes and corrections of errors made, if any, commencing in 2006.

Contractual obligations

The following is a summary of our significant contractual obligations at January 1, 2006.

(dollars in millions)	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt, including current portion (1)	$35.0	$3.3	$4.4	$5.4	$410.0	$274.0	$732.2
Capital lease	0.7	0.7	0.7	0.7	0.7	5.6	9.3
Operating leases (2)	35.6	29.9	25.5	20.8	16.0	43.0	170.8

(1)	The long-term debt contractual obligations included above differ from the long-term debt amounts reported in our consolidated financial statements as the above amounts do not include the effect of debt discounts of approximately $1.4 million at January 1, 2006 and the fair value of our fair value derivatives, which was $1.2 million at January 1, 2006. Additionally, the principal portion of the capital lease obligation amounts above, which totaled $5.7 million at January 1, 2006, are classified as debt in our consolidated financial statements. The above long-term debt amounts do not include interest. The interest rate on our $273.9 million of senior subordinated notes is fixed at 8.25% per year. The interest rate on our $458.0 million of senior credit facility borrowings is variable, based on LIBOR plus an applicable margin. Interest amounts vary from year-to-year due to, among other things, changes in market interest rates, voluntary payments of debt obligations and changes in interest rate derivative contracts.

(2)	We lease certain retail store and distribution center locations, distribution vehicles, various equipment and our World Resource Center, which is our corporate headquarters, under leases with expiration dates through 2019.

We may be required to purchase the Domino’s, Inc. senior subordinated notes upon a change of control, as defined in the indenture governing those notes. As of January 1, 2006, there was $273.9 million in aggregate principal amount of senior subordinated notes outstanding, not including a related $1.4 million discount.

Off-balance sheet arrangements

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit and financial guarantees as of January 1, 2006 were $31.0 million and primarily relate to letters of credit for our insurance programs and distribution center leases.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this report relating to our anticipated profitability and operating performance are forward-looking and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are competitive factors, increases in our operating costs, ability to retain our key personnel, our substantial leverage, ability to implement our growth and cost-saving strategies, industry trends and general economic conditions, adequacy of insurance coverage and other factors, all of which are described in this and other filings made with the Securities and Exchange Commission. See Item 1A, Risk factors. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

FORWARD LOOKING STATEMENTS

The matters discussed in this Form 10-K that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.

We believe that it is important to communicate our future expectations to our investors. However, there are events in the future that we are not able to accurately predict or control. The factors listed in Item 1A, Risk factors, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including, but not limited to, those described in Item 1A, Risk factors.

Forward-looking statements speak only as of the date of this Form 10-K. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-K, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-K or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

• Our ability to maintain good relationships with our franchisees;

• Our ability to successfully implement cost-saving strategies;

• Increases in our operating costs, including cheese, fuel and other commodity costs and the minimum wage;

• Our ability to compete domestically and internationally in our intensely competitive industry;

• Our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and distribution centers with qualified personnel;

• Our ability to pay principal and interest on our substantial debt;

• Our ability to borrow in the future;

• Our ability to find and/or retain suitable real estate for our stores and distribution centers;

• Adverse legislation or regulation;

• Adverse legal judgments or settlements;

• Our ability to pay dividends;

• Changes in consumer taste, demographic trends and traffic patterns;

• Changes in foreign currency exchange rates;

• Our ability to sustain or increase historical revenues and profit margins;

• Continuation of certain trends and general economic conditions in the industry; and

• Adequacy of insurance coverage.

We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

We are exposed to market risks from interest rate changes on our variable rate debt. Management actively monitors this exposure. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

We are also exposed to market risks from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. We do not enter into financial instruments to hedge commodity prices. We purchase cheese at market prices, which fluctuate on a daily basis. The cheese block price per pound averaged $1.64 and $1.50 in 2004 and 2005, respectively. The estimated change in Company-owned store food costs from a hypothetical $0.25 change in the average cheese block price per pound would have been approximately $4.0 million in 2005. This hypothetical change in food cost could be positively or negatively impacted by average ticket changes and product mix changes.

Financial derivatives

We enter into interest rate swaps, collars or similar instruments with the objective of reducing volatility relating to our borrowing costs in addition to fulfilling requirements under our debt agreements.

As of January 1, 2006, we were party to two interest rate swap agreements which effectively convert the fixed interest component on a portion of the debt under our senior subordinated notes to variable LIBOR-based rates over the term of the senior subordinated notes. We are also party to an interest rate swap agreement which effectively converts the variable LIBOR component of the effective interest rate on a portion of our debt under our senior secured credit facility to a fixed rate over the stated term. These agreements are summarized in the following table.

Derivative	Total Notional Amount	Term	Company Pays	Counterparty Pays
Interest rate swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points	8.25%
Interest rate swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points	8.25%
Interest rate swap	$350.0 million	June 2005 – June 2007	3.21%	LIBOR

Interest rate risk

Our variable interest expense is sensitive to changes in the general level of interest rates. As of January 1, 2006, the weighted average interest rate on our $208.0 million of variable interest debt, which is net of related outstanding derivative instruments, was 6.9%.

We had total interest expense of approximately $48.8 million in 2005. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $4.2 million.

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 7.2%, 8.1% and 8.6% of our total revenues in 2003, 2004 and 2005, respectively, were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency. We do not enter into financial instruments to manage this foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Domino’s Pizza, Inc.:

We have completed an integrated audit of Domino’s Pizza, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of January 1, 2006 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Domino’s Pizza, Inc. and its subsidiaries at January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the Stock Options paragraph within Note 1 to the consolidated financial statements, the Company changed its method of accounting for share based compensation as of January 3, 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 1, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
March 3, 2006

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	January 2, 2005	January 1, 2006

CURRENT ASSETS:
Cash and cash equivalents	$40,396	$66,919
Accounts receivable, net of reserves of $4,726 in 2004 and $3,584 in 2005	73,138	74,437
Inventories	21,505	24,231
Notes receivable, net of reserves of $1,099 in 2004 and $602 in 2005	1,763	408
Prepaid expenses and other	13,555	13,771
Advertising fund assets, restricted	32,817	35,643
Deferred income taxes	6,317	5,937

Total current assets	189,491	221,346

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	23,241	22,107
Leasehold and other improvements	74,922	82,802
Equipment	159,462	163,840
Construction in progress	6,114	2,892

	263,739	271,641
Accumulated depreciation and amortization	(126,856)	(140,186)

Property, plant and equipment, net	136,883	131,455

OTHER ASSETS:
Investments in marketable securities, restricted	5,000	534
Notes receivable, less current portion, net of reserves of $1,096 in 2004 and $1,440 in 2005	1,413	1,839
Deferred financing costs, net of accumulated amortization of $3,503 in 2004 and $5,873 in 2005	13,411	11,652
Goodwill	22,955	22,084
Capitalized software, net of accumulated amortization of $33,369 in 2004 and $36,056 in 2005	24,079	20,337
Other assets, net of accumulated amortization of $1,754 in 2004 and $2,190 in 2005	14,419	13,170
Deferred income taxes	39,696	38,657

Total other assets	120,973	108,273

Total assets	$447,347	$461,074

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	January 2, 2005	January 1, 2006

CURRENT LIABILITIES:
Current portion of long-term debt	$25,295	$35,304
Accounts payable	55,350	60,330
Accrued compensation	25,852	29,761
Accrued interest	10,672	11,349
Accrued income taxes	768	8,660
Insurance reserves	9,778	9,681
Advertising fund liabilities	32,817	35,643
Other accrued liabilities	29,135	26,657

Total current liabilities	189,667	217,385

LONG-TERM LIABILITIES:
Long-term debt, less current portion	755,405	702,358
Insurance reserves	18,039	23,640
Other accrued liabilities	34,116	28,676

Total long-term liabilities	807,560	754,674

Total liabilities	997,227	972,059

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 68,686,585 shares in 2004 and 67,184,334 in 2005 issued and outstanding	687	672
Additional paid-in capital	302,413	259,695
Retained deficit	(859,289)	(777,906)
Deferred stock compensation	(202)	-
Accumulated other comprehensive income	6,511	6,554

Total stockholders’ deficit	(549,880)	(510,985)

Total liabilities and stockholders’ deficit	$447,347	$461,074

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 28, 2003	January 2, 2005	January 1, 2006

REVENUES:
Domestic Company-owned stores	$375,421	$382,458	$401,008
Domestic franchise	144,458	155,030	161,857
Domestic distribution	717,057	792,026	819,097
International	96,386	116,983	129,635

Total revenues	1,333,322	1,446,497	1,511,597

COST OF SALES:
Domestic Company-owned stores	302,009	313,586	319,072
Domestic distribution	643,621	718,937	739,300
International	52,072	60,293	67,937

Total cost of sales	997,702	1,092,816	1,126,309

OPERATING MARGIN	335,620	353,681	385,288

GENERAL AND ADMINISTRATIVE	176,147	182,302	186,184

INCOME FROM OPERATIONS	159,473	171,379	199,104

INTEREST INCOME	387	581	818

INTEREST EXPENSE	(74,678)	(61,068)	(48,755)

OTHER	(22,747)	(10,832)	22,084

INCOME BEFORE PROVISION FOR INCOME TAXES	62,435	100,060	173,251

PROVISION FOR INCOME TAXES	23,398	37,773	64,969

NET INCOME	$39,037	$62,287	$108,282

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS – BASIC AND DILUTED	$(4,004)	$62,287	$108,282

EARNINGS (LOSS) PER SHARE:
Class L – basic	$10.26	$5.57	N/A
Class L – diluted	$10.25	$5.57	N/A

Common Stock – basic	$(1.26)	$0.85	$1.62
Common Stock – diluted	$(1.26)	$0.81	$1.58

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	December 28, 2003	January 2, 2005	January 1, 2006

NET INCOME	$39,037	$62,287	$108,282

OTHER COMPREHENSIVE INCOME, BEFORE TAX:

Currency translation adjustment	1,704	1,531	(1,780)
Unrealized gains (losses) on derivative instruments	(1,856)	5,141	5,546
Reclassification adjustment for (gains) losses included in net income	6,300	2,828	(2,647)

	6,148	9,500	1,119

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME	(1,628)	(2,998)	(1,076)

OTHER COMPREHENSIVE INCOME, NET OF TAX	4,520	6,502	43

COMPREHENSIVE INCOME	$43,557	$68,789	$108,325

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Class L Common Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Currency Translation Adjustment	Fair Value of Derivative Instruments

BALANCE AT DECEMBER 29, 2002	3,614,870	$36	32,709,603	$327	$283,270	$(750,936)	$(1,565)	$471	$(4,982)

Net income	-	-	-	-	-	39,037	-	-	-
Common stock dividends	-	-	-	-	-	(188,333)	-	-	-
Purchase of common stock	(404)	-	(48,370)	-	(532)	-	-	-	-
Accretion of cumulative preferred stock	-	-	-	-	(33,916)	-	-	-	-
Dividends declared on cumulative preferred stock	-	-	-	-	(68,617)	-	-	-	-
Exercise of stock options	-	-	44,733	-	85	-	-	-	-
Tax benefit related to the exercise of stock options	-	-	-	-	134	-	-	-	-
Non-cash compensation expense, including amortization of deferred stock compensation	-	-	-	-	1,473	-	1,565	-	-
Currency translation adjustment	-	-	-	-	-	-	-	1,704	-
Unrealized losses on derivative instruments, net of tax	-	-	-	-	-	-	-	-	(1,121)
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	-	-	-	3,937

BALANCE AT DECEMBER 28, 2003	3,614,466	36	32,705,966	327	181,897	(900,232)	-	2,175	(2,166)

Net income	-	-	-	-	-	62,287	-	-	-
Distributions	-	-	-	-	-	(16,880)	-	-	-
Common stock dividends	-	-	-	-	-	(4,464)	-	-	-
Issuance of common stock, net	-	-	9,391,232	94	119,685	-	-	-	-
Purchase of common stock	(15,321)	-	(4,804)	-	(1,773)	-	-	-	-
Exercise of stock options	14,814	-	276,542	3	1,302	-	-	-	-
Tax benefit related to the exercise of stock options	-	-	-	-	1,276	-	-	-	-
Conversion of Class L common stock into common stock	(3,613,959)	(36)	3,613,959	36	-	-	-	-	-
Reclassification adjustment relating to reincorporation	-	-	22,703,690	227	(227)	-	-	-	-
Deferred stock compensation relating to stock options	-	-	-	-	253	-	(253)	-	-
Amortization of deferred stock compensation	-	-	-	-	-	-	51	-	-
Currency translation adjustment	-	-	-	-	-	-	-	1,531	-
Unrealized gains on derivative instruments, net of tax	-	-	-	-	-	-	-	-	3,207
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	-	-	-	1,764

BALANCE AT JANUARY 2, 2005	-	-	68,686,585	687	302,413	(859,289)	(202)	3,706	2,805

Net income	-	-	-	-	-	108,282	-	-	-
Capital contribution and other	-	-	-	-	532	-	-	-	-
Common stock dividends	-	-	-	-	-	(26,899)	-	-	-
Issuance of common stock	-	-	63,651	1	1,083	-	-	-	-
Purchase of common stock	-	-	(4,409,171)	(44)	(74,956)	-	-	-	-
Exercise of stock options	-	-	2,843,269	28	5,525	-	-	-	-
Tax benefit related to the exercise of stock options	-	-	-	-	21,504	-	-	-	-
Non-cash compensation expense, including amortization of deferred stock compensation	-	-	-	-	3,746	-	50	-	-
Reclassification of deferred stock compensation	-	-	-	-	(152)	-	152	-	-
Currency translation adjustment	-	-	-	-	-	-	-	(1,780)	-
Unrealized gains on derivative instruments, net of tax	-	-	-	-	-	-	-	-	3,464
Reclassification adjustment for gains on derivative instruments included in net income, net of tax	-	-	-	-	-	-	-	-	(1,641)

BALANCE AT JANUARY 1, 2006	-	$-	67,184,334	$672	$259,695	$(777,906)	$-	$1,926	$4,628

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 28, 2003	January 2, 2005	January 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,037	$62,287	$108,282
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	29,822	31,705	32,415
Provision (benefit) for losses on accounts and notes receivable	(212)	1,440	1,254
(Gains) losses on sale/disposal of assets	(2,606)	1,194	(18,998)
Provision for deferred income taxes	7,799	8,761	308
Amortization of deferred financing costs and debt discount	20,756	7,808	3,020
Non-cash compensation expense	3,038	51	3,796
Changes in operating assets and liabilities-
Increase in accounts receivable	(7,393)	(8,823)	(3,290)
Decrease (increase) in inventories, prepaid expenses and other	1,001	913	(1,181)
Increase in accounts payable and accrued liabilities	7,420	4,406	14,810
Increase in insurance reserves	4,411	2,444	781

Net cash provided by operating activities	103,073	112,186	141,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,161)	(39,763)	(28,689)
Proceeds from sale of property, plant and equipment	1,101	834	3,899
Proceeds from sale of equity investments	-	1,614	25,532
Repayments of notes receivable, net	10,423	2,556	818
Other, net	(1,927)	(1,511)	(1,423)

Net cash provided by (used in) investing activities	(19,564)	(36,270)	137

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,010,090	92	40,000
Repayments of long-term debt and capital lease obligation	(662,492)	(180,708)	(80,343)
Cash paid for financing costs	(21,142)	(1,254)	(1,014)
Proceeds from issuance of common stock, net	-	119,779	1,084
Proceeds from exercise of stock options	85	1,305	5,553
Tax benefit from exercise of stock options	134	1,276	21,504
Purchase of common stock	(532)	(1,773)	(75,000)
Purchase of cumulative preferred stock	(200,557)	-	-
Distributions	-	(16,880)	-
Common stock dividends	(188,333)	(4,464)	(26,899)
Capital contribution and other	-	-	532

Net cash used in financing activities	(62,747)	(82,627)	(114,583)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	178	716	(228)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,940	(5,995)	26,523

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	25,451	46,391	40,396

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$46,391	$40,396	$66,919

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Domino’s Pizza, Inc. (DPI), a Delaware corporation, conducts its operations and derives substantially all of its operating income and cash flows through its wholly-owned subsidiary, Domino’s, Inc. (Domino’s) and Domino’s wholly-owned subsidiary, Domino’s Pizza LLC. DPI and its wholly-owned subsidiaries (collectively, the Company) are primarily engaged in the following business activities: (i) retail sales of food through Company-owned Domino’s Pizza stores, (ii) sales of food, equipment and supplies to Company-owned and franchised Domino’s Pizza stores through Company-owned distribution centers, and (iii) receipt of royalties from domestic and international Domino’s Pizza franchisees.

Merger, Reincorporation and Reverse Stock Split

DPI is the surviving entity of a merger with its former parent company TISM, Inc. (TISM). On May 11, 2004, TISM, a Michigan corporation, reincorporated in Delaware by merging with and into DPI, its wholly-owned subsidiary. The merger was a reincorporation for U.S. Federal income tax purposes. DPI previously conducted no business activities and was organized solely for the purpose of effecting the reincorporation of TISM in Delaware. In connection with the merger, a two-for-three stock split was consummated for each class of common stock. The financial statements have been retroactively adjusted to give effect to the stock split. There was no other impact of the merger on the financial statements.

Initial Public Offering of Common Stock

DPI completed an initial public offering of its common stock on July 16, 2004 (the IPO). As part of the IPO, DPI issued and sold 9,375,000 shares of common stock resulting in net proceeds to the Company of approximately $119.6 million. Existing DPI stockholders concurrently sold 14,846,929 shares of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders. As part of the IPO, the Company used primary proceeds to repay $109.1 million in debt, and used funds generated from operations to terminate the Company’s management agreement with an affiliate of a DPI stockholder and pay in full outstanding contingent notes payable.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2003 fiscal year ended December 28, 2003; the 2004 fiscal year ended January 2, 2005; and the 2005 fiscal year ended January 1, 2006. The 2003 and 2005 fiscal years consisted of fifty-two weeks, while the 2004 fiscal year consisted of fifty-three weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

Inventories at January 2, 2005 and January 1, 2006 are comprised of the following (in thousands):

	2004	2005

Food	$18,437	$21,361
Equipment and supplies	3,068	2,870

Inventories	$21,505	$24,231

Notes Receivable

During the normal course of business, the Company may provide financing to franchisees in the form of notes. Notes receivable generally require monthly payments of principal and interest, or monthly payments of interest only, generally ranging from 10% to 12%, with balloon payments of the remaining principal due one to ten years from the original issuance date. Such notes are generally secured by the related assets or business. The carrying amounts of these notes approximate fair value.

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, investments in international franchisees, covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions, and assets relating to the fair value of derivatives. Amortization expense for financial reporting purposes is provided using the straight-line method over the useful lives for covenants not-to-compete and other intangible assets and was approximately $829,000, $549,000 and $509,000 in 2003, 2004, and 2005, respectively. As of January 1, 2006, scheduled amortization for the next five fiscal years is approximately $505,000, $398,000, $380,000, $336,000, and $333,000 for 2006, 2007, 2008, 2009 and 2010, respectively.

During 2005, the Company sold an equity investment in an international master franchisee, resulting in proceeds of $25.5 million and a gain of $22.1 million. The gain was recorded in other in the consolidated statement of income.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives, other than the estimated useful life of the capital lease asset as described below, are generally as follows (in years):

Buildings	20
Leasehold and other improvements	7 – 15
Equipment	3 – 12

Included in land and buildings as of January 2, 2005 and January 1, 2006 is a net capital lease asset of approximately $5.7 million and $5.3 million, respectively, related to the lease of a distribution center building. This capital lease asset is being amortized using the straight-line method over the fifteen-year lease term.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Depreciation and amortization expense on property, plant and equipment was approximately $22.9 million, $24.6 million and $25.6 million in 2003, 2004 and 2005, respectively.

Impairments of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates the potential impairment of long-lived assets based on various analyses including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, an impairment loss is recognized and the asset is written down to its estimated fair value.

Investments in Marketable Securities

Investments in marketable securities consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plan (Note 5). These investments are stated at aggregate fair value, are restricted and have been placed in a rabbi trust whereby the amounts are irrevocably set aside to fund the Company’s obligations under the deferred compensation plan. The Company classifies these investments in marketable securities as trading and accounts for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Deferred Financing Costs

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of the 2003 Recapitalization (Note 2). Amortization is provided using the effective interest rate method over the terms of the respective debt instruments to which the costs relate and is included in interest expense.

In connection with the 2003 Recapitalization and the IPO, the Company expensed financing costs of approximately $15.6 million and $3.1 million, respectively. Amortization of deferred financing costs, including the aforementioned amounts, was approximately $20.6 million, $6.7 million and $2.8 million in 2003, 2004 and 2005, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any significant goodwill impairment charges in 2003 or 2004. During the fourth quarter of 2005, the Company determined that goodwill related to certain Company-owned operations in the Netherlands was impaired. Total charges related to these foreign operations totaled approximately $2.8 million, including a goodwill impairment charge of approximately $1.3 million. The impairment charge was recorded in general and administrative expense.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from two to seven years. Capitalized software amortization expense was approximately $6.1 million, $6.6 million and $6.3 million in 2003, 2004 and 2005, respectively. As of January 1, 2006, scheduled amortization for the next five fiscal years is approximately $4.8 million, $4.2 million, $3.9 million, $1.5 million and $268,000 for 2006, 2007, 2008, 2009 and 2010, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Insurance Reserves

The Company has retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. The Company is generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability exposures. The Company is also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities. Total insurance limits under these retention programs vary depending on the year covered and range up to $108.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation.

Insurance reserves relating to our retention programs are based on undiscounted actuarial estimates from an independent third party actuary. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company receives an annual estimate of outstanding insurance exposures from its independent actuary and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. In management’s opinion, the insurance reserves at January 2, 2005 and January 1, 2006 are sufficient to cover related losses.

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for sales, other taxes, legal matters, marketing and advertising expenses, store operating expenses, deferred rent expense and deferred compensation liabilities.

Foreign Currency Translation

The Company’s foreign entities use their local currency as the functional currency, in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation.” Where the functional currency is the local currency, the Company translates net assets into U.S. dollars at year end exchange rates, while income and expense accounts are translated at average annual exchange rates. Currency translation adjustments are included in accumulated other comprehensive income and foreign currency transaction gains and losses are included in determining net income.

Revenue Recognition

Domestic Company-owned stores revenues are comprised of retail sales of food through Company-owned Domino’s Pizza stores located in the contiguous United States and are recognized when the items are delivered to or carried out by customers.

Domestic franchise revenues are primarily comprised of royalties from Domino’s Pizza franchisees with operations in the contiguous United States. Royalty revenues are recognized when the items are delivered to or carried out by franchise customers.

Domestic distribution revenues are primarily comprised of sales of food, equipment and supplies to franchised Domino’s Pizza stores located in the contiguous United States. Revenues from the sales of food are recognized upon delivery of the food to franchisees, while revenues from the sales of equipment and supplies are generally recognized upon shipment of the related products to franchisees.

International revenues are primarily comprised of sales of food to, and royalties from, foreign, Alaskan and Hawaiian Domino’s Pizza franchisees, as well as retail sales of food through Company-owned stores in the Netherlands and France. These revenues are recognized consistently with the policies applied for revenues generated in the contiguous United States.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Distribution Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with Domestic Stores (Note 10) that purchase all of their food from Company-owned distribution centers. These profit-sharing arrangements generally provide participating stores with 50% of their regional distribution center’s pre-tax profits based upon each store’s purchases from the distribution center. Profit-sharing obligations are recorded as a revenue reduction in the Domestic Distribution (Note 10) segment in the same period as the related revenues and costs are recorded, and were $41.6 million in each of 2003 and 2004 and $44.7 million in 2005.

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $36.6 million, $37.0 million and $39.6 million during 2003, 2004 and 2005, respectively.

Domestic Stores are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund Inc. (DNAF), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $11.3 million, $11.4 million and $15.9 million in 2003, 2004 and 2005, respectively. DNAF also received national advertising contributions from franchisees of approximately $77.7 million, $83.0 million and $114.2 million during 2003, 2004 and 2005, respectively. Franchisee contributions and offsetting expenses are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza brand. Accordingly, all assets held by the DNAF are considered restricted.

Rent

The Company leases certain equipment, vehicles, retail store and distribution center locations and its corporate headquarters under operating leases with expiration dates through 2019. During 2004, the Company corrected its accounting for leases to conform the lease terms used in calculating straight-line rent expense to the terms used to amortize related leasehold improvements. This correction resulted in the acceleration of rent expense under certain leases that contain fixed escalations in rental payments. The rent expense adjustment related to this correction was approximately $2.8 million and was recognized in the fourth quarter of 2004. Rent expenses, including the aforementioned adjustment, totaled approximately $38.4 million, $44.2 million and $42.6 million during 2003, 2004 and 2005, respectively.

Common Stock Dividends

During 2003, the Company paid a dividend totaling $188.3 million to shareholders as part of the 2003 Recapitalization. During 2004, the Company declared and paid to shareholders a dividend totaling $4.5 million, or 6.5 cents per share. During 2005, the Company declared and paid to shareholders dividends totaling $26.9 million or 40 cents per share.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related guidance which require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During 2003, the Company entered into two interest rate derivative agreements to effectively convert the fixed interest rate component of the Company’s senior subordinated debt to variable LIBOR-based rates over the term of the related debt. The Company has designated these agreements as fair value hedges. During 2004, the Company entered into an interest rate derivative agreement to effectively convert the variable LIBOR component of the effective interest rate on a portion of the Company’s term loan debt to a fixed rate, in an effort to reduce the impact of interest rate changes on income. The Company has designated this agreement as a cash flow hedge. The Company has determined that no ineffectiveness exists related to these derivatives. Related gains and losses upon settlement of these derivatives are recorded in interest expense.

These agreements are summarized as follows:

Derivative	Total Notional Amount	Term	Company Pays	Counterparty Pays
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points	8.25%

Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points	8.25%

Interest Rate Swap	$350.0 million	June 2005 – June 2007	3.21%	LIBOR

At January 2, 2005, the fair value of the Company’s cash flow hedges is a net asset of approximately $4.5 million, of which $1.7 million is included in prepaid expenses and other and $2.8 million is included in long-term other assets. At January 1, 2006, the fair value of the Company’s cash flow hedge is a net asset of approximately $7.4 million, of which $5.1 million is included in prepaid expenses and other and $2.3 million is included in long-term other assets.

At January 2, 2005, the fair value of the Company’s fair value hedges is a net asset of approximately $4.0 million, of which $1.6 million is included in prepaid expenses and other and $2.4 million is included in long-term other assets. At January 1, 2006, the fair value of the Company’s fair value hedges is a net asset of approximately $1.2 million, of which $250,000 is included in prepaid expenses and other and $901,000 is included in long-term other assets.

Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings Per Share” and related guidance, which requires two calculations of earnings per share (EPS) to be disclosed: basic EPS and diluted EPS.

For periods prior to the IPO, the Company calculates EPS information using the two-class method due to the Company’s capital structure in place prior to the IPO and further described in Note 9. Accordingly, EPS information for both Class L Common Stock and Common Stock are presented for periods prior to the IPO. For periods after the IPO, the Company presents EPS information for Common Stock only as the Class L Common Stock was converted into Common Stock in connection with the IPO.

The numerator in calculating Class L basic and diluted EPS is the Class L preference amount accrued during the year presented plus, if positive, a pro rata share of an amount equal to consolidated net income less Preferred Stock (Note 9) dividends, less accretion amounts relating to the redemption value of the Preferred Stock and less the Class L preference amount. The Class L preferential distribution amounts were $37.1 million and $18.1 million in 2003 and 2004, respectively.

For periods prior to the IPO, the numerator in calculating Common Stock basic and diluted EPS is an amount equal to consolidated net income less Preferred Stock dividends, accretion amounts relating to the redemption value of the Preferred Stock, the Class L preference amount and the aforementioned Class L pro rata share amount, if any. For periods after the IPO, the numerator in calculating Common Stock basic and diluted EPS is consolidated net income.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The denominator in calculating Class L basic EPS and Common Stock basic EPS are the weighted average shares outstanding for each respective class of shares. The denominator in calculating Class L diluted EPS and Common Stock diluted EPS includes the additional dilutive effect of outstanding stock options. The denominator in calculating the 2003 and 2005 Common Stock diluted EPS does not include 3,354,490 and 1,480,500 stock options, respectively, as their inclusion would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2003	2004	2005
Net income	$39,037	$62,287	$108,282

Less –
Accumulated preferred stock dividends	(9,125)	-	-
Accretion amounts relating to the redemption value of preferred stock	(33,916)	-	-

Net income (loss) available to common stockholders - basic and diluted	$(4,004)	$62,287	$108,282

Allocation of net income (loss) to common stockholders:
Class L	$37,080	$20,138	N/A
Common Stock	$(41,084)	$42,149	$108,282

Weighted average number of common shares:
Class L	3,614,629	3,613,991	N/A
Common Stock	32,707,435	49,606,144	66,894,740

Earnings (loss) per common share – basic:
Class L	$10.26	$5.57	N/A
Common Stock	$(1.26)	$0.85	$1.62

Diluted weighted average number of common shares:
Class L	3,618,258	3,617,371	N/A
Common Stock	32,707,435	52,170,542	68,654,573

Earnings (loss) per common share – diluted:
Class L	$10.25	$5.57	N/A
Common Stock	$(1.26)	$0.81	$1.58

Stock Options

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payments” (SFAS 123R). SFAS 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The Company adopted SFAS 123R in 2005. For periods prior to 2005, the Company accounted for stock-based compensation using the intrinsic method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (APB 25).

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

New Accounting Pronouncement

In May 2005, the FASB issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections. Under SFAS 154, entities will be required to report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless impracticable to do so. In addition, errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior period adjustment by restating the prior period financial statements. This standard will be effective for accounting changes and corrections of errors made, if any, commencing in 2006.

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $49.6 million, $59.8 million and $45.1 million during 2003, 2004 and 2005, respectively. Cash paid for income taxes was approximately $21.1 million, $23.2 million and $35.4 million in 2003, 2004 and 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts from fiscal 2003 and 2004 have been reclassified to conform to the fiscal 2005 presentation. Specifically, in accordance with SFAS 123R, the tax benefit from the exercise of stock options was presented as cash flows from financing activities in 2005. Accordingly, related amounts in 2003 and 2004 were reclassified from cash flows from operating activities to cash flows from financing activities.

(2)	FINANCING ARRANGEMENTS

At January 2, 2005 and January 1, 2006, consolidated long-term debt consisted of the following (in thousands):

	2004	2005
2003 Agreement – Term Loan	$498,013	$458,013
Other borrowings	410	261
Capital lease obligation	5,929	5,687
Senior subordinated notes due 2011, 8 1/4%, net of a $1.6 million and $1.4 million unamortized discount in 2004 and 2005, respectively	272,303	272,550

Total debt	776,655	736,511
Less – current portion	25,295	35,304

Total long-term debt	751,360	701,207
Fair value derivatives	4,045	1,151

Consolidated long-term debt	$755,405	$702,358

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2003 Recapitalization

On June 25, 2003, the Company consummated a recapitalization transaction (the 2003 Recapitalization) whereby the Company (i) issued and sold $403.0 million aggregate principal amount at maturity of 8 1/4% senior subordinated notes due 2011 (the 2011 Notes) at a discount resulting in gross proceeds of approximately $400.1 million, and (ii) borrowed $610.0 million in term loans and secured a $125.0 million revolving credit facility with a consortium of banks (collectively, the 2003 Agreement).

The Company used the proceeds from the 2011 Notes and the 2003 Agreement as well as cash from operations to (i) retire all of its previously outstanding senior subordinated notes that were tendered, (ii) repay all amounts outstanding under and cancel a previous credit agreement, (iii) redeem all of its outstanding preferred stock, (iv) pay a $188.3 million dividend on its outstanding common stock and (v) pay related transaction fees and expenses.

2003 Agreement

The 2003 Agreement provides the following credit facilities: a term loan (the Term Loan) and a revolving credit facility (the Revolver). The aggregate borrowings available under the 2003 Agreement are $735.0 million: $610.0 million under the Term Loan and $125.0 million under the Revolver. The Term Loan was initially fully borrowed. The 2003 Agreement has been amended primarily to obtain more favorable Term Loan interest rate margins, to amend the principal amortization schedule, to allow for the repayment of a portion of the 2011 Notes as part of the IPO in lieu of a required payment under the Term Loan, to allow dividend payments to stockholders and to allow for the purchase and retirement of common stock.

Borrowings under the Term Loan bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate (7.25% at January 1, 2006) or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of 0.50%, or (ii) LIBOR (4.56% at January 1, 2006) plus an applicable margin of 1.50%. At January 1, 2006, the Company’s borrowing rate was 6.06% for Term Loan borrowings and all borrowings under the Term Loan were under a LIBOR contract with an interest period of 90 days. Subsequent to January 1, 2006, the Company made a voluntary Term Loan payment of $35.0 million. The Company has classified this amount as current in the consolidated balance sheet as of January 1, 2006. Including the effects of this prepayment in 2006, the 2003 Agreement requires no principal payments in 2006 and principal payments totaling $3.2 million, $4.3 million, $5.4 million and $410.0 million in 2007, 2008, 2009 and 2010, respectively. The timing of the Company’s required payments under the 2003 Agreement may change based upon voluntary prepayments and generation of excess cash, as defined. The final scheduled principal payment on the outstanding borrowings under the Term Loan is due in June 2010.

Borrowings under the Revolver (excluding letters of credit) bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 1.25% to 2.00%, or (ii) LIBOR plus an applicable margin of between 2.25% to 3.00%, with margins determined based upon the Company’s ratio of indebtedness to EBITDA, as defined. The Company also pays a 0.50% commitment fee on the unused portion of the Revolver. The Company may use up to $60.0 million of the Revolver for letter of credit advances. The fee for letter of credit amounts outstanding ranges from 2.375% to 3.125%. At January 1, 2006, the fee for letter of credit amounts outstanding was 2.625%. At January 1, 2006, there are $94.5 million in available borrowings under the Revolver, with $30.5 million of letters of credit outstanding. The Revolver expires in June 2009, at which time all outstanding borrowings under the Revolver are due.

Borrowings under the 2003 Agreement are guaranteed by DPI, are jointly and severally guaranteed by most of Domino’s domestic subsidiaries and one foreign subsidiary, and substantially all of the assets of the Company are pledged as collateral.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The 2003 Agreement contains certain financial and non-financial covenants that, among other restrictions, require the maintenance of certain financial ratios related to interest coverage and leverage. The 2003 Agreement also restricts the Company’s ability to incur additional indebtedness, make investments, use assets as security in other transactions and sell certain assets or merge with or into other companies. Additionally, upon a public offering of stock, the Company is required to pay down the Term Loan in an amount equal to 50% of the net proceeds of such offering.

2011 Notes

The 2011 Notes require semi-annual interest payments, beginning January 1, 2004. Before July 1, 2007, the Company may, at a price above par, redeem all, but not part, of the 2011 Notes if a change in control occurs, as defined in the 2011 Notes. Beginning July 1, 2007, the Company may redeem some or all of the 2011 Notes at fixed redemption prices, ranging from 104.125% of par in 2007 to 100% of par in 2009 through maturity. In the event of a change in control, as defined, the Company will be obligated to repurchase the 2011 Notes tendered at the option of the holders at a fixed price. Upon a public stock offering, the Company may use net proceeds from such offering to repurchase and retire up to 40% of the aggregate principal amount of the 2011 Notes, provided that at least 60% of the original principal amount of the 2011 Notes remains outstanding immediately following such repurchase. During 2004, the Company repaid $109.1 million of 2011 Notes principal amount using net proceeds from the IPO. The 2011 Notes are guaranteed by most of Domino’s domestic subsidiaries and one foreign subsidiary and are subordinated in right of payment to all existing and future senior debt of the Company.

The indenture related to the 2011 Notes restricts the Company from, among other restrictions, incurring additional indebtedness or issuing preferred stock, with certain specified exceptions, unless a minimum fixed charge coverage ratio is met. The Company may pay dividends and make other restricted payments so long as such payments in total do not exceed 50% of the Company’s cumulative net income from December 30, 2002 to the payment date plus the net proceeds from any capital contributions or the sale of equity interests.

As of January 1, 2006, management estimates the fair value of the 2011 Notes to be approximately $286.2 million. The carrying amounts of the Company’s other debt approximate fair value.

Other

As defined in the 2003 Agreement, as amended, an amount not to exceed $40.0 million was made available for the purchase and retirement of common stock and, separately, an amount not to exceed $30.0 million was made available for the early retirement of the 2011 Notes. As of January 1, 2006, these baskets remain fully available. Certain amounts were also available for the early retirement of senior subordinated notes and common stock under the Company’s previous credit agreements. In 2003 and 2004, the Company retired $20.5 million and $20.0 million, respectively, of its senior subordinated notes through open market transactions using funds generated from operations. These retirements resulted in losses of approximately $2.3 million and $1.8 million in 2003 and 2004, respectively, due to purchase prices in excess of carrying value. Additionally, as part of the 2003 Recapitalization, the Company recorded a $20.4 million loss relating to the repurchase and retirement, at a premium, of $206.7 million principal amount of its previously outstanding senior subordinated notes. As part of the IPO, the Company also recorded a $9.0 million loss relating to the repurchase and retirement, at a premium, of $109.1 million principal amount of 2011 Notes. These amounts are included in other expense in the accompanying statements of income. During 2005, the Company borrowed $40.0 million and used the proceeds and cash from operations to repurchase $75.0 million of common stock. The $40.0 million revolver borrowing was subsequently repaid during 2005.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At January 1, 2006, maturities of long-term debt and capital lease obligation are as follows, which exclude the $1.4 million unamortized discount on the 2011 Notes and $1.2 million related to fair value derivatives and classifies as current a voluntary term loan payment of $35.0 million made subsequent to January 1, 2006 (in thousands):

2006	$35,304
2007	3,571
2008	4,677
2009	5,774
2010	410,413
Thereafter	278,122

$737,861

(3)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of January 1, 2006, the future minimum rental commitments for all non-cancelable leases, which include approximately $42.7 million in commitments to related parties, are as follows (in thousands):

	Operating Leases	Capital Lease	Total
2006	$35,575	$736	$36,311
2007	29,880	736	30,616
2008	25,477	736	26,213
2009	20,797	736	21,533
2010	16,018	736	16,754
Thereafter	43,049	5,646	48,695

Total future minimal rental commitments	$170,796	9,326	$180,122

Less – amounts representing interest		(3,639)

Total principal payable on capital lease		$5,687

Legal Proceedings and Related Matters

The Company is a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability, general liability and automobile and franchisee claims arising in the ordinary course of business. In addition, the Company is facing allegations of purported class-wide wage and hour violations related to meal and rest breaks and the proper classification of store general managers as exempt employees under California law. The Company believes that it has properly classified general managers as exempt under California law and accordingly intends to vigorously defend against all claims in this lawsuit. In management’s opinion, these matters, individually and in the aggregate, will not have a significant adverse effect on the financial condition of the Company, and the established reserves adequately provide for the estimated resolution of such claims.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(4)	INCOME TAXES

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2003, 2004 and 2005 are summarized as follow (in thousands):

	2003	2004	2005
Federal income tax provision based on the statutory rate	$21,852	$35,021	$60,638
State and local income taxes, net of related Federal income taxes	1,215	2,602	4,303
Non-resident withholding and foreign income taxes	4,163	4,757	4,978
Foreign tax and other tax credits	(4,962)	(5,439)	(5,773)
Losses attributable to foreign subsidiaries	593	451	1,911
Utilization of foreign net operating loss carryovers	-	(238)	(1,223)
Non-deductible expenses	551	615	698
Other	(14)	4	(563)

	$23,398	$37,773	$64,969

The components of the 2003, 2004 and 2005 consolidated provision for income taxes are as follows (in thousands):

	2003	2004	2005
Provision for Federal income taxes–
Current provision	$9,705	$20,359	$52,088
Deferred provision	7,068	8,441	595
Change in valuation allowance	593	213	688

Total provision for Federal income taxes	17,366	29,013	53,371

Provision for state and local income taxes–
Current provision	1,731	3,896	7,595
Deferred provision (benefit)	138	107	(975)

Total provision for state and local income taxes	1,869	4,003	6,620

Provision for non-resident withholding and foreign income taxes	4,163	4,757	4,978

	$23,398	$37,773	$64,969

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of January 2, 2005 and January 1, 2006, the significant components of net deferred income taxes are as follows (in thousands):

	2004	2005
Deferred Federal income tax assets –
Depreciation, amortization and asset basis differences	$20,675	$18,021
Covenants not-to-compete	10,456	9,289
Insurance reserves	8,251	8,810
Other accruals and reserves	8,155	8,472
Bad debt reserves	1,816	1,459
Foreign net operating loss carryovers	2,543	4,274
Other	1,332	1,429

	53,228	51,754

Valuation allowance on foreign net operating loss carryovers	(2,543)	(3,361)

Total deferred Federal income tax assets	50,685	48,393

Deferred Federal income tax liabilities –
Capitalized software	8,895	7,580
Derivatives asset	1,701	2,777

Total deferred Federal income tax liabilities	10,596	10,357

Net deferred Federal income tax asset	40,089	38,036

Net deferred state and local income tax asset	5,924	6,558

Net deferred income taxes	$46,013	$44,594

As of January 2, 2005, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total

Deferred tax assets	$6,317	$50,292	$56,609
Deferred tax liabilities	-	(10,596)	(10,596)

Net deferred income taxes	$6,317	$39,696	$46,013

As of January 1, 2006, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total

Deferred tax assets	$5,937	$49,014	$54,951
Deferred tax liabilities	-	(10,357)	(10,357)

Net deferred income taxes	$5,937	$38,657	$44,594

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Realization of the Company’s deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Although realization of the Company’s net deferred tax assets is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax assets will be realized. As of January 1, 2006, the Company has approximately $4.3 million of deferred tax assets relating to foreign net operating loss carryovers which have indefinite carryover periods. A valuation allowance of approximately $3.4 million has been provided against these deferred tax assets.

(5)	EMPLOYEE BENEFITS

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 50% of employee contributions per participant, with Company matching contributions limited to 3% of eligible participant compensation. These matching contributions vest immediately. The charges to operations for Company contributions to the plan were approximately $2.2 million in 2003 and $2.3 million in each of 2004 and 2005.

The Company has established a nonqualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2003, 2004 or 2005. During 2005, as required by the Company’s deferred compensation plan, a significant portion of the outstanding deferred compensation balances were paid to participating employees. The total payments were approximately $4.7 million.

In connection with the IPO, the Board of Directors approved an employee stock purchase discount plan (the ESPDP). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase DPI common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased DPI common stock for one year. There are 1,000,000 shares authorized to be issued under the ESPDP. There were 16,232 shares and 63,651 shares issued during 2004 and 2005, respectively.

(6)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. The Company’s exposure to credit loss for stand-by letters of credit and financial guarantees is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit and financial guarantees as of January 1, 2006 are $31.0 million, and primarily relate to letters of credit for the Company’s insurance programs and distribution center leases.

(7)	RELATED PARTY TRANSACTIONS

Corporate Headquarters Lease

The Company leases its corporate headquarters under an operating lease agreement with a partnership owned by its founder and former majority stockholder. The Company renewed this lease for a ten-year term, with two five-year renewal options, beginning in December 2003. Total lease expense related to this lease was approximately $4.5 million, $4.9 million and $5.1 million in 2003, 2004 and 2005, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of January 1, 2006, aggregate future minimum lease commitments under this lease are as follows (in thousands):

2006	$5,344
2007	5,344
2008	5,344
2009	5,344
2010	5,344
Thereafter	16,028

$42,748

Management Agreement

As part of a prior recapitalization in which the Company’s founder sold a controlling interest in the Company (the 1998 Recapitalization), the Company entered into a management agreement with an affiliate of a DPI stockholder to provide the Company with certain management services. The Company was committed to pay an amount not to exceed $2.0 million per year on an ongoing basis for management services as defined in the management agreement. The Company incurred and paid $2.0 million for management services in 2003. During 2004, the Company paid $10.0 million to terminate the management agreement. Total amounts expensed during 2004 were $11.0 million. These amounts are included in general and administrative expense.

Contingent Notes Payable

The Company was contingently liable to pay its founder and former majority stockholder and a member of his family an amount not exceeding approximately $15.0 million under two notes payable, plus 8% interest per annum beginning in 2003, in the event the majority stockholders of DPI sold a certain percentage of their common stock to an unaffiliated party. As part of the IPO, the Company paid $16.9 million to satisfy in full these contingent notes payable. This payment was recognized as a distribution in the consolidated statement of stockholders’ deficit.

Financing Arrangements

As part of the 2003 Recapitalization, the Company paid approximately $7.9 million of financing costs to a former affiliate of a DPI stockholder. During 2004 and 2005, the Company also paid this former affiliate approximately $1.1 million and $1.0 million, respectively, of financing costs relating to amendments to the 2003 Agreement. A separate former affiliate has been and is counterparty to interest rate derivative agreements. In connection with the IPO, a separate former affiliate was paid $7.0 million in underwriting fees.

At January 2, 2005, affiliates of DPI stockholders had term loan holdings of $28.5 million and senior subordinated note holdings of $10.9 million. At January 1, 2006, affiliates of DPI stockholders had term loan holdings of $30.6 million and senior subordinated note holdings of $9.5 million. Related interest expense to affiliates was approximately $3.2 million, $2.6 million and $2.9 million in 2003, 2004 and 2005, respectively.

(8)	STOCK OPTIONS

The Company adopted SFAS 123R during 2005. Accordingly, the cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statement of income in 2005 based on the estimated fair value of the awards. For periods prior to 2005, the Company accounted for stock-based compensation using the intrinsic method prescribed in APB 25. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair value of the stock at grant date over the amount an optionee must pay to acquire the stock.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has two equity incentive plans, both of which benefit certain of the Company’s employees and directors: the TISM, Inc. Stock Option Plan (the TISM Stock Option Plan) and the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Equity Incentive Plan) (collectively, the Equity Incentive Plans). In connection with the IPO, the 2004 Equity Incentive Plan was adopted by the Board of Directors and, separately, the TISM Stock Option Plan was amended by the Board of Directors to prohibit the granting of additional stock options. As of January 1, 2006, the number of options granted and outstanding under the TISM Stock Option Plan was 2,638,138 shares of non-voting Common Stock. As of January 1, 2006, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 5,600,000 shares of voting Common Stock of which 3,488,035 are outstanding. As of January 1, 2006, there are 2,059,630 shares of voting Common Stock that are authorized for grant under the 2004 Equity Incentive Plan but remain ungranted.

Prior to the IPO, options granted under the TISM Stock Option Plan were generally granted at 100% of the Board of Directors’ estimate of fair value of the underlying stock on the date of grant, expire ten years from the date of grant and vest within five years from the date of grant. Subsequent to the IPO, options granted under the 2004 Equity Incentive Plan are granted at the market price at the date of the grant, expire ten years from the date of grant and generally vest within five years from the date of grant. Additionally, options become fully exercisable upon vesting.

The Company recorded deferred stock compensation of $253,000 in 2004 relating to stock options granted to employees at less than the Board of Directors’ estimate of fair value. These amounts are amortized using the straight-line method over the related vesting periods. In connection with the 2003 Recapitalization, all previously unvested options were immediately vested by action of the Board of Directors. Accordingly, the Company expensed the then remaining $1.6 million of unamortized deferred stock compensation as part of the 2003 Recapitalization. Additionally, the Company recorded $1.5 million in non-cash compensation expense related to the acceleration of the vesting periods.

During 2005, the Company recorded non-cash compensation of $2.9 million related to the adoption of SFAS 123R, which reduced net income by $1.8 million and reduced diluted earnings per share by approximately $0.03. Additionally, the Company recorded non-cash compensation expense of $0.8 million related to the vesting of options for a former employee. The Company recorded total non-cash compensation expense, including the aforementioned amounts, of $3.0 million, $51,000 and $3.8 million in 2003, 2004 and 2005, respectively, which reduced net income by $1.9 million, $32,000 and $2.4 million in 2003, 2004 and 2005, respectively. All non-cash compensation expense amounts are recorded in general and administrative expense.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Activity related to the Equity Incentive Plans is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
Options at December 29, 2002	3,863,314	$1.63	1,872,626	$0.75

Options granted	2,097,000	$8.75
Options cancelled	(36,934)	$6.20
Options exercised	(44,733)	$1.89

Options at December 28, 2003	5,878,647	$4.12	3,942,647	$1.89

Options granted	1,771,530	$13.87
Options cancelled	(150,341)	$9.23
Options exercised	(276,542)	$1.47

Options at January 2, 2005	7,223,294	$6.50	4,070,006	$2.58

Options granted	1,983,500	$23.83
Options cancelled	(237,352)	$14.95
Options exercised	(2,843,269)	$1.95

Options at January 1, 2006	6,126,173	$13.90	1,916,836	$6.67

The total intrinsic value for options outstanding was approximately $33.1 million, $81.6 million and $63.1 million as of December 28, 2003, January 2, 2005 and January 1, 2006. The total intrinsic value for options exercisable was approximately $31.0 million, $61.9 million and $33.6 million as of December 28, 2003, January 2, 2005 and January 1, 2006. The total intrinsic value of options exercised was approximately $361,000, $3.4 million and $56.8 million in 2003, 2004 and 2005, respectively. Cash received from stock option exercises, for which the Company issued shares of its Common Stock, was approximately $85,000, $1.3 million and $5.6 million in 2003, 2004 and 2005, respectively. The tax benefit realized from the exercise of stock options was approximately $134,000, $1.3 million and $21.5 million in 2003, 2004 and 2005, respectively.

Activity related to unexercisable options as of January 1, 2006 is summarized as follows:

	Options	Weighted Average Grant Date Fair Value
Unexercisable options at January 2, 2005	3,153,288	$2.58
Granted	1,983,500	$6.45
Vested	(696,432)	$2.57
Cancelled	(231,019)	$3.67

Unexercisable options at January 1, 2006	4,209,337	$4.36

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of January 1, 2006, there was $15.5 million of total unrecognized compensation cost related to unvested options granted under the Equity Incentive Plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during 2003, 2004 and 2005 was approximately $355,000, $328,000 and $1.8 million, respectively.

Options outstanding and exercisable at January 1, 2006 are as follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price per Share	Weighted Average Remaining Life
				(Years	)
Non-Voting Common Stock	492,114	492,114	$0.75	4.0
Non-Voting Common Stock	454,121	454,121	$5.25	6.1
Non-Voting Common Stock	59,000	59,000	$10.05	7.0
Non-Voting Common Stock	1,583,573	611,374	$8.66	7.5
Non-Voting Common Stock	49,330	11,729	$9.75	8.0
Voting Common Stock	1,572,535	288,498	$14.00	8.5
Voting Common Stock	170,000	-	$17.11	9.1
Voting Common Stock	7,500	-	$18.36	9.3
Voting Common Stock	1,480,500	-	$25.02	9.6
Voting Common Stock	257,500	-	$21.29	9.8

For periods prior to the IPO, management has estimated the fair value of each option grant on the date of grant using the minimum value method. For options granted subsequent to the IPO, management has estimated the fair value of each option grant using the Black-Scholes option pricing method. Management estimated the fair value of each option grant made during 2003, 2004 and 2005 as of the date of the grant using the following weighted average assumptions:

	2003	2004	2005
Risk-free interest rate	3.0%	3.6%	4.1%
Expected life (years)	5.0	5.0	5.9
Expected volatility	N/A	29.1%	25.4%
Expected dividend yield	0.0%	1.8%	1.9%

The weighted average fair values per share were $1.19, $3.69 and $6.45 for options granted in 2003, 2004, and 2005, respectively.

Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can significantly affect the fair value estimate, in management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Had compensation cost for the Equity Incentive Plans for the 2003 and 2004 fiscal years been determined based on the fair value at the grant dates consistent with the method described in SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have decreased to the following pro forma amounts, which may not be representative of that to be expected in future years (in thousands, except per share amounts):

	2003	2004
Net income, as reported	$39,037	$62,287
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,899	32
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,761)	(725)

Net income, pro forma	$38,175	$61,594

Net income (loss) available to common stockholders, pro forma	$(4,866)	$61,594

Earnings (loss) per common share – basic:
As reported and pro forma – Class L	$10.26	$5.57

As reported – Common Stock	$(1.26)	$0.85
Pro forma – Common Stock	$(1.27)	$0.84

Earnings (loss) per common share – diluted:
As reported and pro forma – Class L	$10.25	$5.57

As reported – Common Stock	$(1.26)	$0.81
Pro forma – Common Stock	$(1.27)	$0.80

(9)	CAPITAL STRUCTURE

Common Stock

DPI’s common stock consists of Common Stock, which includes a non-voting and voting series. In connection with the Company’s IPO, the Class L Common Stock converted into Common Stock as more fully described below.

Before the merger described in Note 1, TISM’s common stock consisted of Class A-1 common stock, Class A-2 common stock, Class A-3 common stock, and Class L Common Stock. Class A-1 common stock was voting common stock while Class A-2, A-3 and L were non-voting common stock. Prior to the IPO, a two-for-three stock split was consummated for each class of common stock. Further, each share of TISM’s Class A-1, A-2 and A-3 common stock was converted into DPI Common Stock and each share of TISM’s Class L Common Stock was converted into DPI Class L Common Stock. All options to purchase TISM Class A-3 common stock were converted into options to purchase the non-voting series of DPI Common Stock.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Class L Common Stock had preferential distribution rights over Common Stock whereby Class L stockholders are entitled to receive their original investment in the Class L Common Stock plus an additional 12% priority return compounded quarterly on their original investment amount before Common Stock holders have the right to participate in Company distributions. After the Class L preferential distributions rights are satisfied, the Common Stock and Class L stockholders participate in the earnings of the Company on a pro rata basis determined using the number of shares then outstanding. The Class L Common Stock is mandatorily convertible into Common Stock upon a public offering or upon a sale or transfer of at least 50% of the Company’s Common Stock to an unaffiliated party. In connection with the IPO, 3,613,959 shares of Class L Common Stock were converted to 26,317,649 shares of Common Stock.

As of January 1, 2006, authorized Common Stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding Common Stock at January 2, 2005 and January 1, 2006 are as follows:

	2004	2005
Voting	62,711,028	67,160,872
Non-Voting	5,975,557	23,462

Total Common Stock	68,686,585	67,184,334

Cumulative Preferred Stock

The cumulative preferred stock issued by the Company as part of the 1998 Recapitalization (the Preferred Stock) was redeemed in connection with the 2003 Recapitalization. The Preferred Stock had a liquidation value of $105.00 per share (Liquidation Value) and had no voting rights except as allowed by law. Dividends were cumulative and accrued at 11.5%, compounded semi-annually, and were payable semi-annually when declared by the Board of Directors. No dividends were declared prior to the 2003 Recapitalization. The Preferred Stock was redeemable, during the first eleven years following the date of issuance, at the Company’s option, at varying prices per share up to 111.5% of an amount equal to the Liquidation Value plus accrued and unpaid dividends. Prior to the 2003 Recapitalization, the Company was accreting the carrying value of the Preferred Stock to the Liquidation Value over the eleven-year period using the effective interest method. In connection with the redemption of the Preferred Stock, the Company paid the holders of Preferred Stock an aggregate amount of $200.5 million. Accordingly, the Company recorded approximately $102.5 million in 2003, including $68.6 million of accumulated dividends declared in connection with the 2003 Recapitalization, to accrete the carrying value of the Preferred Stock to the redemption value.

(10)	SEGMENT INFORMATION

The Company has three reportable segments as determined by management using the “management approach” as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: (i) Domestic Stores, (ii) Domestic Distribution, and (iii) International. The Company’s operations are organized by management on the combined bases of line of business and geography. The Domestic Stores segment includes operations with respect to all franchised and Company-owned stores throughout the contiguous United States. The Domestic Distribution segment primarily includes the distribution of food, equipment and supplies to the Domestic Stores segment from the Company’s regional distribution centers. The International segment primarily includes operations related to the Company’s franchising business in foreign and non-contiguous United States markets, its Company-owned store operations in the Netherlands and France and its distribution operations in Canada, France, the Netherlands, Alaska and Hawaii.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income.

The tables below summarize the financial information concerning the Company’s reportable segments for 2003, 2004 and 2005. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Distribution segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software and certain equipment and leasehold improvements. All amounts presented below are in thousands.

	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues-
2003	$519,879	$821,695	$96,386	$(104,638)	$-	$1,333,322
2004	537,488	902,413	116,983	(110,387)	-	1,446,497
2005	562,865	935,461	129,635	(116,364)	-	1,511,597

Segment Income-
2003	$140,073	$54,556	$29,126	N/A	$(21,055)	$202,700
2004	145,387	57,044	34,510	N/A	(22,612)	214,329
2005	161,792	63,696	41,145	N/A	(28,232)	238,401

Income from Operations-
2003	$127,082	$45,946	$28,117	N/A	$(41,672)	$159,473
2004	131,518	46,110	34,079	N/A	(40,328)	171,379
2005	148,920	52,959	36,947	N/A	(39,722)	199,104

Capital Expenditures-
2003	$9,445	$7,966	$1,094	N/A	$10,656	$29,161
2004	4,713	8,616	3,532	N/A	22,902	39,763
2005	8,229	7,113	433	N/A	12,914	28,689

The following table reconciles Total Segment Income to consolidated income before provision for income taxes:

	2003	2004	2005
Total Segment Income	$202,700	$214,329	$238,401
Depreciation and amortization	(29,822)	(31,705)	(32,415)
Gains (losses) on sale/disposal of assets	2,606	(1,194)	(3,086)
Other non-cash stock compensation expense	(277)	(51)	(3,796)
Termination of management agreement	-	(10,000)	-
2003 Recapitalization expenses	(15,734)	-	-

Income from operations	159,473	171,379	199,104

Interest income	387	581	818
Interest expense	(74,678)	(61,068)	(48,755)
Other	(22,747)	(10,832)	22,084

Income before provision for income taxes	$62,435	$100,060	$173,251

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the Company’s identifiable asset information as of January 2, 2005 and January 1, 2006:

	2004	2005
Domestic Stores	$93,742	$88,810
Domestic Distribution	114,226	115,382

Total domestic assets	207,968	204,192
International	34,688	27,973
Unallocated	204,691	228,909

Total consolidated assets	$447,347	$461,074

Unallocated assets primarily include cash and cash equivalents, advertising fund assets, investments in marketable securities, deferred financing costs, certain long-lived assets, deferred income taxes and assets relating to the fair value of derivatives.

The following table summarizes the Company’s goodwill balance as of January 2, 2005 and January 1, 2006:

	2004	2005
Domestic Stores	$20,090	$20,764
Domestic Distribution	1,067	1,067
International	1,798	253

Consolidated goodwill	$22,955	$22,084

(11)	PERIODIC FINANCIAL DATA (Unaudited; in thousands, except per share amounts)

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen weeks or seventeen weeks. The fourth quarter of 2004 is comprised of seventeen weeks while the fourth quarter of 2005 is comprised of sixteen weeks.

Additionally, the Company adopted SFAS 123R during 2005, using the modified retrospective method. This method allows the restatement of interim financial statements in the year of adoption based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS 123. Fiscal years prior to 2005 have not been restated. Accordingly, the 2005 amounts previously reported have been revised to include non-cash compensation expense of approximately $446,000 (or $278,000, net of tax), $432,000 (or $280,000, net of tax), $864,000 (or $532,000, net of tax) and $1.2 million (or $738,000, net of tax) for the quarters ending March 27, 2005, June 19, 2005, September 11, 2005 and January 1, 2006, respectively. The adoption of SFAS 123R resulted in a reduction of basic and diluted earnings per share of approximately $0.01 in each of the quarters ended June 19, 2005 and January 1, 2006, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 21, 2004	June 13, 2004	September 5, 2004	January 2, 2005	January 2, 2005

Total revenues	$318,754	$324,236	$324,978	$478,529	$1,446,497

Income before provision for income taxes	29,572	25,513	1,573	43,402	100,060
Net income	18,408	15,882	979	27,018	62,287
Earnings (loss) per common share – basic:
Class L	$2.49	$2.57	$0.50	N/A	$5.57
Common Stock	$0.29	$0.20	$(0.02)	$0.39	$0.85

Earnings (loss) per common share – diluted:
Class L	$2.49	$2.57	$0.50	N/A	$5.57
Common Stock	$0.26	$0.18	$(0.02)	$0.38	$0.81

Common stock dividends declared per share	N/A	N/A	N/A	$0.065	$0.065

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 27, 2005	June 19, 2005	September 11, 2005	January 1, 2006	January 1, 2006

Total revenues	$369,668	$346,954	$337,576	$457,399	$1,511,597

Income before provision for income taxes	39,646	35,662	32,929	65,014	173,251

Net income	24,680	23,121	20,284	40,197	108,282

Earnings per common share – basic:	$0.36	$0.35	$0.31	$0.60	$1.62

Earnings per common share – diluted:	$0.35	$0.34	$0.30	$0.59	$1.58

Common stock dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.40

During the quarter ended September 5, 2004, the Company incurred approximately $22.7 million (or $14.2 million, net of tax) of expenses related to its IPO. During the quarter ended January 1, 2006, the Company recognized a gain of approximately $22.1 million (or $13.7 million, net of tax) related to the sale of an equity investment.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

of Domino’s Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Domino’s Inc. and its subsidiaries at January 2, 2005 and January 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the Stock Options paragraph within Note 1 to the consolidated financial statements, the Company changed its method of accounting for share based compensation as of January 3, 2005.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

March 3, 2006

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	January 2, 2005	January 1, 2006
CURRENT ASSETS:
Cash and cash equivalents	$40,396	$66,919
Accounts receivable, net of reserves of $4,726 in 2004 and $3,584 in 2005	73,138	74,437
Inventories	21,505	24,231
Notes receivable, net of reserves of $1,099 in 2004 and $602 in 2005	1,763	408
Prepaid expenses and other	13,555	13,771
Advertising fund assets, restricted	32,817	35,643
Deferred income taxes	6,317	5,937

Total current assets	189,491	221,346

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	23,241	22,107
Leasehold and other improvements	74,922	82,802
Equipment	159,462	163,840
Construction in progress	6,114	2,892

	263,739	271,641
Accumulated depreciation and amortization	(126,856)	(140,186)

Property, plant and equipment, net	136,883	131,455

OTHER ASSETS:
Investments in marketable securities, restricted	5,000	534
Notes receivable, less current portion, net of reserves of $1,096 in 2004 and $1,440 in 2005	1,413	1,839
Deferred financing costs, net of accumulated amortization of $3,503 in 2004 and $5,873 in 2005	13,411	11,652
Goodwill	22,955	22,084
Capitalized software, net of accumulated amortization of $33,369 in 2004 and $36,056 in 2005	24,079	20,337
Other assets, net of accumulated amortization of $1,754 in 2004 and $2,190 in 2005	14,419	13,170
Deferred income taxes	39,696	38,657

Total other assets	120,973	108,273

Total assets	$447,347	$461,074

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDER’S DEFICIT	January 2, 2005	January 1, 2006

CURRENT LIABILITIES:
Current portion of long-term debt	$25,295	$35,304
Accounts payable	55,350	60,330
Accrued compensation	25,852	29,761
Accrued interest	10,672	11,349
Accrued income taxes	768	8,660
Insurance reserves	9,778	9,681
Advertising fund liabilities	32,817	35,643
Other accrued liabilities	29,130	26,657

Total current liabilities	189,662	217,385

LONG-TERM LIABILITIES:
Long-term debt, less current portion	755,405	702,358
Insurance reserves	18,039	23,640
Other accrued liabilities	34,116	28,676

Total long-term liabilities	807,560	754,674

Total liabilities	997,222	972,059

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, par value $0.01 per share; 3,000 shares authorized; 10 shares issued and outstanding	-	-
Additional paid-in capital	248,625	274,336
Retained deficit	(804,809)	(791,875)
Deferred stock compensation	(202)	-
Accumulated other comprehensive income	6,511	6,554

Total stockholder’s deficit	(549,875)	(510,985)

Total liabilities and stockholder’s deficit	$447,347	$461,074

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	For the Years Ended
	December 28, 2003	January 2, 2005	January 1, 2006

REVENUES:
Domestic Company-owned stores	$375,421	$382,458	$401,008
Domestic franchise	144,458	155,030	161,857
Domestic distribution	717,057	792,026	819,097
International	96,386	116,983	129,635

Total revenues	1,333,322	1,446,497	1,511,597

COST OF SALES:
Domestic Company-owned stores	302,009	313,586	319,072
Domestic distribution	643,621	718,937	739,300
International	52,072	60,293	67,937

Total cost of sales	997,702	1,092,816	1,126,309

OPERATING MARGIN	335,620	353,681	385,288

GENERAL AND ADMINISTRATIVE	176,462	182,302	186,184

INCOME FROM OPERATIONS	159,158	171,379	199,104

INTEREST INCOME	386	556	818

INTEREST EXPENSE	(74,678)	(61,068)	(48,755)

OTHER	(22,747)	(10,832)	22,084

INCOME BEFORE PROVISION FOR INCOME TAXES	62,119	100,035	173,251

PROVISION FOR INCOME TAXES	23,295	37,773	64,969

NET INCOME	$38,824	$62,262	$108,282

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	December 28, 2003	January 2, 2005	January 1, 2006

NET INCOME	$38,824	$62,262	$108,282

OTHER COMPREHENSIVE INCOME, BEFORE TAX:

Currency translation adjustment	1,704	1,531	(1,780)
Unrealized gains (losses) on derivative instruments	(1,856)	5,141	5,546
Reclassification adjustment for (gains) losses included in net income	6,300	2,828	(2,647)

	6,148	9,500	1,119

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME	(1,628)	(2,998)	(1,076)

OTHER COMPREHENSIVE INCOME, NET OF TAX	4,520	6,502	43

COMPREHENSIVE INCOME	$43,344	$68,764	$108,325

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)
						Currency Translation Adjustment	Fair Value of Derivative Instruments
	Shares	Amount

BALANCE AT DECEMBER 29, 2002	10	$-	$120,723	$(491,793)	$-	$471	$(4,982)

Net income	-	-	-	38,824	-	-	-
Distributions to Parent	-	-	-	(389,339)	-	-	-
Tax benefit related to the exercise of Parent stock options	-	-	134	-	-	-	-
Non-cash compensation expense	-	-	3,353	-	-	-	-
Currency translation adjustment	-	-	-	-	-	1,704	-
Unrealized losses on derivative instruments, net of tax	-	-	-	-	-	-	(1,121)
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	-	3,937

BALANCE AT DECEMBER 28, 2003	10	-	124,210	(842,308)	-	2,175	(2,166)

Net income	-	-	-	62,262	-	-	-
Capital contribution	-	-	122,886	-	-	-	-
Distributions to Parent	-	-	-	(24,763)	-	-	-
Tax benefit related to the exercise of Parent stock options	-	-	1,276	-	-	-	-
Deferred stock compensation relating to Parent stock options	-	-	253	-	(253)	-	-
Amortization of deferred stock compensation	-	-	-	-	51	-	-
Currency translation adjustment	-	-	-	-	-	1,531	-
Unrealized gains on derivative instruments, net of tax	-	-	-	-	-	-	3,207
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	-	1,764

BALANCE AT JANUARY 2, 2005	10	-	248,625	(804,809)	(202)	3,706	2,805

Net income	-	-	-	108,282	-	-	-
Capital contribution and other	-	-	613	-	-	-	-
Distributions to Parent	-	-	-	(95,348)	-	-	-
Tax benefit related to the exercise of Parent stock options	-	-	21,504	-	-	-	-
Non-cash compensation expense, including amortization of deferred stock compensation	-	-	3,746	-	50	-	-
Reclassification of deferred stock compensation	-	-	(152)	-	152	-	-
Currency translation adjustment	-	-	-	-	-	(1,780)	-
Unrealized gains on derivative instruments, net of tax	-	-	-	-	-	-	3,464
Reclassification adjustment for gains on derivative instruments included in net income, net of tax	-	-	-	-	-	-	(1,641)

BALANCE AT JANUARY 1, 2006	10	$-	$274,336	$(791,875)	$-	$1,926	$4,628

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 28, 2003	January 2, 2005	January 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,824	$62,262	$108,282
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	29,822	31,705	32,415
Provision (benefit) for losses on accounts and notes receivable	(212)	1,440	1,254
(Gains) losses on sale/disposal of assets	(2,606)	1,194	(18,998)
Provision for deferred income taxes	7,696	8,761	308
Amortization of deferred financing costs and debt discount	20,756	7,808	3,020
Non-cash compensation expense	3,353	51	3,796
Changes in operating assets and liabilities-
Increase in accounts receivable	(7,393)	(8,823)	(3,290)
Decrease (increase) in inventories, prepaid expenses and other	981	913	(1,181)
Increase in accounts payable and accrued liabilities	7,442	4,400	14,815
Increase in insurance reserves	4,411	2,444	781

Net cash provided by operating activities	103,074	112,155	141,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,161)	(39,763)	(28,689)
Proceeds from sale of property, plant and equipment	1,101	834	3,899
Proceeds from sale of equity investments	-	1,614	25,532
Repayments of notes receivable, net	10,423	2,556	818
Other, net	(1,927)	(1,511)	(1,423)

Net cash provided by (used in) investing activities	(19,564)	(36,270)	137

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,010,090	92	40,000
Repayments of long-term debt and capital lease obligation	(662,492)	(180,708)	(80,343)
Cash paid for financing costs	(21,142)	(1,254)	(1,014)
Tax benefit from exercise of Parent stock options	134	1,276	21,504
Distributions to Parent	(389,339)	(24,763)	(95,348)
Capital contribution and other	-	122,886	613

Net cash used in financing activities	(62,749)	(82,471)	(114,588)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	178	716	(228)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,939	(5,870)	26,523

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	25,327	46,266	40,396

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$46,266	$40,396	$66,919

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Domino’s, Inc. (Domino’s), a Delaware corporation, conducts its operations and derives substantially all of its operating income and cash flows through its wholly-owned subsidiary, Domino’s Pizza LLC. Domino’s is a wholly-owned subsidiary of Domino’s Pizza, Inc. (the Parent). Domino’s and its wholly-owned subsidiaries (collectively, the Company) are primarily engaged in the following business activities: (i) retail sales of food through Company-owned Domino’s Pizza stores, (ii) sales of food, equipment and supplies to Company-owned and franchised Domino’s Pizza stores through Company-owned distribution centers, and (iii) receipt of royalties from domestic and international Domino’s Pizza franchisees.

Initial Public Offering of Common Stock

The Parent completed an initial public offering of its common stock on July 16, 2004 (the IPO). As part of the IPO, the Parent issued and sold 9,375,000 shares of common stock resulting in proceeds to the Parent, net of underwriting discount, of approximately $122.3 million. These net proceeds were contributed to the Company. Existing Parent stockholders concurrently sold 14,846,929 shares of common stock. The Parent and the Company did not receive any proceeds from the sale of shares by the selling stockholders. As part of the IPO, the Company used primary proceeds to repay $109.1 million in debt, and used funds generated from operations to terminate the Company’s management agreement with an affiliate of a Parent stockholder and pay in full outstanding contingent notes payable.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Domino’s and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2003 fiscal year ended December 28, 2003; the 2004 fiscal year ended January 2, 2005; and the 2005 fiscal year ended January 1, 2006. The 2003 and 2005 fiscal years consisted of fifty-two weeks, while the 2004 fiscal year consisted of fifty-three weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

Inventories at January 2, 2005 and January 1, 2006 are comprised of the following (in thousands):

	2004	2005
Food	$18,437	$21,361
Equipment and supplies	3,068	2,870

Inventories	$21,505	$24,231

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Notes Receivable

During the normal course of business, the Company may provide financing to franchisees in the form of notes. Notes receivable generally require monthly payments of principal and interest, or monthly payments of interest only, generally ranging from 10% to 12%, with balloon payments of the remaining principal due one to ten years from the original issuance date. Such notes are generally secured by the related assets or business. The carrying amounts of these notes approximate fair value.

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, investments in international franchisees, covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions, and assets relating to the fair value of derivatives. Amortization expense for financial reporting purposes is provided using the straight-line method over the useful lives for covenants not-to-compete and other intangible assets and was approximately $829,000, $549,000 and $509,000 in 2003, 2004, and 2005, respectively. As of January 1, 2006, scheduled amortization for the next five fiscal years is approximately $505,000, $398,000, $380,000, $336,000, and $333,000 for 2006, 2007, 2008, 2009 and 2010, respectively.

During 2005, the Company sold an equity investment in an international master franchisee, resulting in proceeds of $25.5 million and a gain of $22.1 million. The gain was recorded in other in the consolidated statement of income.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives, other than the estimated useful life of the capital lease asset as described below, are generally as follows (in years):

Buildings	20
Leasehold and other improvements	7 –15
Equipment	3 – 12

Included in land and buildings as of January 2, 2005 and January 1, 2006 is a net capital lease asset of approximately $5.7 million and $5.3 million, respectively, related to the lease of a distribution center building. This capital lease asset is being amortized using the straight-line method over the fifteen-year lease term.

Depreciation and amortization expense on property, plant and equipment was approximately $22.9 million, $24.6 million and $25.6 million in 2003, 2004 and 2005, respectively.

Impairments of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates the potential impairment of long-lived assets based on various analyses including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, an impairment loss is recognized and the asset is written down to its estimated fair value.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Investments in Marketable Securities

Investments in marketable securities consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plan (Note 5). These investments are stated at aggregate fair value, are restricted and have been placed in a rabbi trust whereby the amounts are irrevocably set aside to fund the Company’s obligations under the deferred compensation plan. The Company classifies these investments in marketable securities as trading and accounts for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Deferred Financing Costs

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of the 2003 Recapitalization (Note 2). Amortization is provided using the effective interest rate method over the terms of the respective debt instruments to which the costs relate and is included in interest expense.

In connection with the 2003 Recapitalization and the IPO, the Company expensed financing costs of approximately $15.6 million and $3.1 million, respectively. Amortization of deferred financing costs, including the aforementioned amounts, was approximately $20.6 million, $6.7 million and $2.8 million in 2003, 2004 and 2005, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any significant goodwill impairment charges in 2003 or 2004. During the fourth quarter of 2005, the Company determined that goodwill related to certain Company-owned operations in the Netherlands was impaired. Total charges related to these foreign operations totaled approximately $2.8 million, including a goodwill impairment charge of approximately $1.3 million. The impairment charge was recorded in general and administrative expense.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from two to seven years. Capitalized software amortization expense was approximately $6.1 million, $6.6 million and $6.3 million in 2003, 2004 and 2005, respectively. As of January 1, 2006, scheduled amortization for the next five fiscal years is approximately $4.8 million, $4.2 million, $3.9 million, $1.5 million and $268,000 for 2006, 2007, 2008, 2009 and 2010, respectively.

Insurance Reserves

The Company has retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. The Company is generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability exposures. The Company is also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities. Total insurance limits under these retention programs vary depending on the year covered and range up to $108.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Insurance reserves relating to our retention programs are based on undiscounted actuarial estimates from an independent third party actuary. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company receives an annual estimate of outstanding insurance exposures from its independent actuary and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. In management’s opinion, the insurance reserves at January 2, 2005 and January 1, 2006 are sufficient to cover related losses.

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for sales, other taxes, legal matters, marketing and advertising expenses, store operating expenses, deferred rent expense and deferred compensation liabilities.

Foreign Currency Translation

The Company’s foreign entities use their local currency as the functional currency, in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation.” Where the functional currency is the local currency, the Company translates net assets into U.S. dollars at year end exchange rates, while income and expense accounts are translated at average annual exchange rates. Currency translation adjustments are included in accumulated other comprehensive income and foreign currency transaction gains and losses are included in determining net income.

Revenue Recognition

Domestic Company-owned stores revenues are comprised of retail sales of food through Company-owned Domino’s Pizza stores located in the contiguous United States and are recognized when the items are delivered to or carried out by customers.

Domestic franchise revenues are primarily comprised of royalties from Domino’s Pizza franchisees with operations in the contiguous United States. Royalty revenues are recognized when the items are delivered to or carried out by franchise customers.

Domestic distribution revenues are primarily comprised of sales of food, equipment and supplies to franchised Domino’s Pizza stores located in the contiguous United States. Revenues from the sales of food are recognized upon delivery of the food to franchisees, while revenues from the sales of equipment and supplies are generally recognized upon shipment of the related products to franchisees.

International revenues are primarily comprised of sales of food to, and royalties from, foreign, Alaskan and Hawaiian Domino’s Pizza franchisees, as well as retail sales of food through Company-owned stores in the Netherlands and France. These revenues are recognized consistently with the policies applied for revenues generated in the contiguous United States.

Distribution Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with Domestic Stores (Note 9) that purchase all of their food from Company-owned distribution centers. These profit-sharing arrangements generally provide participating stores with 50% of their regional distribution center’s pre-tax profits based upon each store’s purchases from the distribution center. Profit-sharing obligations are recorded as a revenue reduction in the Domestic Distribution (Note 9) segment in the same period as the related revenues and costs are recorded, and were $41.6 million in each of 2003 and 2004 and $44.7 million in 2005.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $36.6 million, $37.0 million and $39.6 million during 2003, 2004 and 2005, respectively.

Domestic Stores are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund Inc. (DNAF), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $11.3 million, $11.4 million and $15.9 million in 2003, 2004 and 2005, respectively. DNAF also received national advertising contributions from franchisees of approximately $77.7 million, $83.0 million and $114.2 million during 2003, 2004 and 2005, respectively. Franchisee contributions and offsetting expenses are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza brand. Accordingly, all assets held by the DNAF are considered restricted.

Rent

The Company leases certain equipment, vehicles, retail store and distribution center locations and its corporate headquarters under operating leases with expiration dates through 2019. During 2004, the Company corrected its accounting for leases to conform the lease terms used in calculating straight-line rent expense to the terms used to amortize related leasehold improvements. This correction resulted in the acceleration of rent expense under certain leases that contain fixed escalations in rental payments. The rent expense adjustment related to this correction was approximately $2.8 million and was recognized in the fourth quarter of 2004. Rent expenses, including the aforementioned adjustment, totaled approximately $38.4 million, $44.2 million and $42.6 million during 2003, 2004 and 2005, respectively.

Distributions

During the normal course of business, the Company may make discretionary distributions to the Parent.

During 2003, and in connection with the 2003 Recapitalization, the Company distributed approximately $388.9 million to the Parent, which used the proceeds to redeem its preferred stock and pay a dividend on its common stock.

During 2004, the Company distributed approximately $24.8 million to the Parent, which primarily used the proceeds to repay contingent notes payable, pay fees associated with the IPO and pay a dividend on its common stock.

During 2005, the Company distributed approximately $95.3 million to the Parent, which primarily used the proceeds to pay a dividend on its common stock and repurchase its common stock.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related guidance which require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During 2003, the Company entered into two interest rate derivative agreements to effectively convert the fixed interest rate component of the Company’s senior subordinated debt to variable LIBOR-based rates over the term of the related debt. The Company has designated these agreements as fair value hedges. During 2004, the Company entered into an interest rate derivative agreement to effectively convert the variable LIBOR component of the effective interest rate on a portion of the Company’s term loan debt to a fixed rate, in an effort to reduce the impact of interest rate changes on income. The Company has designated this agreement as a cash flow hedge. The Company has determined that no ineffectiveness exists related to these derivatives. Related gains and losses upon settlement of these derivatives are recorded in interest expense.

These agreements are summarized as follows:

Derivative	Total Notional Amount	Term	Company Pays	Counterparty Pays
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points	8.25%
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points	8.25%
Interest Rate Swap	$350.0 million	June 2005 – June 2007	3.21%	LIBOR

At January 2, 2005, the fair value of the Company’s cash flow hedges is a net asset of approximately $4.5 million, of which $1.7 million is included in prepaid expenses and other and $2.8 million is included in long-term other assets. At January 1, 2006, the fair value of the Company’s cash flow hedge is a net asset of approximately $7.4 million, of which $5.1 million is included in prepaid expenses and other and $2.3 million is included in long-term other assets.

At January 2, 2005, the fair value of the Company’s fair value hedges is a net asset of approximately $4.0 million, of which $1.6 million is included in prepaid expenses and other and $2.4 million is included in long-term other assets. At January 1, 2006, the fair value of the Company’s fair value hedges is a net asset of approximately $1.2 million, of which $250,000 is included in prepaid expenses and other and $901,000 is included in long-term other assets.

Stock Options

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payments” (SFAS 123R). SFAS 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The Company adopted SFAS 123R in 2005. For periods prior to 2005, the Company accounted for stock-based compensation using the intrinsic method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (APB 25).

New Accounting Pronouncement

In May 2005, the FASB issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections. Under SFAS 154, entities will be required to report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless impracticable to do so. In addition, errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior period adjustment by restating the prior period financial statements. This standard will be effective for accounting changes and corrections of errors made, if any, commencing in 2006.

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $49.6 million, $59.8 million and $45.1 million during 2003, 2004 and 2005, respectively. Cash paid for income taxes was approximately $21.1 million, $23.2 million and $35.4 million in 2003, 2004 and 2005, respectively.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts from fiscal 2003 and 2004 have been reclassified to conform to the fiscal 2005 presentation. Specifically, in accordance with SFAS 123R, the tax benefit from the exercise of stock options was presented as cash flows from financing activities in 2005. Accordingly, related amounts in 2003 and 2004 were reclassified from cash flows from operating activities to cash flows from financing activities.

(2)	FINANCING ARRANGEMENTS

At January 2, 2005 and January 1, 2006, consolidated long-term debt consisted of the following (in thousands):

	2004	2005
2003 Agreement – Term Loan	$498,013	$458,013
Other borrowings	410	261
Capital lease obligation	5,929	5,687
Senior subordinated notes due 2011, 8 1/4%, net of a $1.6 million and $1.4 million unamortized discount in 2004 and 2005, respectively	272,303	272,550

Total debt	776,655	736,511
Less – current portion	25,295	35,304

Total long-term debt	751,360	701,207
Fair value derivatives	4,045	1,151

Consolidated long-term debt	$755,405	$702,358

2003 Recapitalization

On June 25, 2003, the Company consummated a recapitalization transaction (the 2003 Recapitalization) whereby the Company (i) issued and sold $403.0 million aggregate principal amount at maturity of 8 1/4% senior subordinated notes due 2011 (the 2011 Notes) at a discount resulting in gross proceeds of approximately $400.1 million, and (ii) borrowed $610.0 million in term loans and secured a $125.0 million revolving credit facility with a consortium of banks (collectively, the 2003 Agreement).

The Parent and the Company used the proceeds from the 2011 Notes and the 2003 Agreement as well as cash from operations to (i) retire all of its previously outstanding senior subordinated notes that were tendered, (ii) repay all amounts outstanding under and cancel a previous credit agreement, (iii) redeem all of the Parent’s outstanding preferred stock, (iv) pay a $188.3 million dividend on the Parent’s outstanding common stock and (v) pay related transaction fees and expenses.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2003 Agreement

The 2003 Agreement provides the following credit facilities: a term loan (the Term Loan) and a revolving credit facility (the Revolver). The aggregate borrowings available under the 2003 Agreement are $735.0 million: $610.0 million under the Term Loan and $125.0 million under the Revolver. The Term Loan was initially fully borrowed. The 2003 Agreement has been amended primarily to obtain more favorable Term Loan interest rate margins, to amend the principal amortization schedule, to allow for the repayment of a portion of the 2011 Notes as part of the IPO in lieu of a required payment under the Term Loan, to allow dividend payments to stockholders and to allow for the purchase and retirement of Parent common stock.

Borrowings under the Term Loan bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate (7.25% at January 1, 2006) or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of 0.50%, or (ii) LIBOR (4.56% at January 1, 2006) plus an applicable margin of 1.50%. At January 1, 2006, the Company’s borrowing rate was 6.06% for Term Loan borrowings and all borrowings under the Term Loan were under a LIBOR contract with an interest period of 90 days. Subsequent to January 1, 2006, the Company made a voluntary Term Loan payment of $35.0 million. The Company has classified this amount as current in the consolidated balance sheet as of January 1, 2006. Including the effects of this prepayment in 2006, the 2003 Agreement requires no principal payments in 2006 and principal payments totaling $3.2 million, $4.3 million, $5.4 million and $410.0 million in 2007, 2008, 2009 and 2010, respectively. The timing of the Company’s required payments under the 2003 Agreement may change based upon voluntary prepayments and generation of excess cash, as defined. The final scheduled principal payment on the outstanding borrowings under the Term Loan is due in June 2010.

Borrowings under the Revolver (excluding letters of credit) bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 1.25% to 2.00%, or (ii) LIBOR plus an applicable margin of between 2.25% to 3.00%, with margins determined based upon the Parent’s ratio of indebtedness to EBITDA, as defined. The Company also pays a 0.50% commitment fee on the unused portion of the Revolver. The Company may use up to $60.0 million of the Revolver for letter of credit advances. The fee for letter of credit amounts outstanding ranges from 2.375% to 3.125%. At January 1, 2006, the fee for letter of credit amounts outstanding was 2.625%. At January 1, 2006, there are $94.5 million in available borrowings under the Revolver, with $30.5 million of letters of credit outstanding. The Revolver expires in June 2009, at which time all outstanding borrowings under the Revolver are due.

Borrowings under the 2003 Agreement are guaranteed by the Parent, are jointly and severally guaranteed by most of Domino’s domestic subsidiaries and one foreign subsidiary, and substantially all of the assets of the Company are pledged as collateral.

The 2003 Agreement contains certain financial and non-financial covenants that, among other restrictions, require the maintenance of certain financial ratios related to interest coverage and leverage. The 2003 Agreement also restricts the Company’s ability to incur additional indebtedness, make investments, use assets as security in other transactions and sell certain assets or merge with or into other companies. Additionally, upon a public offering of stock, the Company is required to pay down the Term Loan in an amount equal to 50% of the net proceeds of such offering.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2011 Notes

The 2011 Notes require semi-annual interest payments, beginning January 1, 2004. Before July 1, 2007, the Company may, at a price above par, redeem all, but not part, of the 2011 Notes if a change in control occurs, as defined in the 2011 Notes. Beginning July 1, 2007, the Company may redeem some or all of the 2011 Notes at fixed redemption prices, ranging from 104.125% of par in 2007 to 100% of par in 2009 through maturity. In the event of a change in control, as defined, the Company will be obligated to repurchase the 2011 Notes tendered at the option of the holders at a fixed price. Upon a public stock offering, the Company may use net proceeds from such offering to repurchase and retire up to 40% of the aggregate principal amount of the 2011 Notes, provided that at least 60% of the original principal amount of the 2011 Notes remains outstanding immediately following such repurchase. During 2004, the Company repaid $109.1 million of 2011 Notes principal amount using net proceeds from the IPO. The 2011 Notes are guaranteed by most of Domino’s domestic subsidiaries and one foreign subsidiary and are subordinated in right of payment to all existing and future senior debt of the Company.

The indenture related to the 2011 Notes restricts the Company from, among other restrictions, incurring additional indebtedness or issuing preferred stock, with certain specified exceptions, unless a minimum fixed charge coverage ratio is met. The Company may pay dividends and make other restricted payments so long as such payments in total do not exceed 50% of the Parent’s cumulative net income from December 30, 2002 to the payment date plus the net proceeds from any capital contributions or the sale of equity interests.

As of January 1, 2006, management estimates the fair value of the 2011 Notes to be approximately $286.2 million. The carrying amounts of the Company’s other debt approximate fair value.

Other

As defined in the 2003 Agreement, as amended, an amount not to exceed $40.0 million was made available for the purchase and retirement of Parent common stock and, separately, an amount not to exceed $30.0 million was made available for the early retirement of the 2011 Notes. As of January 1, 2006, these baskets remain fully available. Certain amounts were also available for the early retirement of senior subordinated notes and Parent common stock under the Company’s previous credit agreements. In 2003 and 2004, the Company retired $20.5 million and $20.0 million, respectively, of its senior subordinated notes through open market transactions using funds generated from operations. These retirements resulted in losses of approximately $2.3 million and $1.8 million in 2003 and 2004, respectively, due to purchase prices in excess of carrying value. Additionally, as part of the 2003 Recapitalization, the Company recorded a $20.4 million loss relating to the repurchase and retirement, at a premium, of $206.7 million principal amount of its previously outstanding senior subordinated notes. As part of the IPO, the Company also recorded a $9.0 million loss relating to the repurchase and retirement, at a premium, of $109.1 million principal amount of 2011 Notes. These amounts are included in other expense in the accompanying statements of income. During 2005, the Company borrowed $40.0 million and used the proceeds and cash from operations to fund the Parent’s repurchase of $75.0 million of its common stock. The $40.0 million revolver borrowing was subsequently repaid during 2005.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At January 1, 2006, maturities of long-term debt and capital lease obligation are as follows, which exclude the $1.4 million unamortized discount on the 2011 Notes and $1.2 million related to fair value derivatives and classifies as current a voluntary term loan payment of $35.0 million made subsequent to January 1, 2006 (in thousands):

2006	$35,304
2007	3,571
2008	4,677
2009	5,774
2010	410,413
Thereafter	278,122

$737,861

(3)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of January 1, 2006, the future minimum rental commitments for all non-cancelable leases, which include approximately $42.7 million in commitments to related parties, are as follows (in thousands):

	Operating Leases	Capital Lease	Total

2006	$35,575	$736	$36,311
2007	29,880	736	30,616
2008	25,477	736	26,213
2009	20,797	736	21,533
2010	16,018	736	16,754
Thereafter	43,049	5,646	48,695

Total future minimal rental commitments	$170,796	9,326	$180,122

Less – amounts representing interest		(3,639)

Total principal payable on capital lease		$5,687

Legal Proceedings and Related Matters

The Company is a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability, general liability and automobile and franchisee claims arising in the ordinary course of business. In addition, the Company is facing allegations of purported class-wide wage and hour violations related to meal and rest breaks and the proper classification of store general managers as exempt employees under California law. The Company believes that it has properly classified general managers as exempt under California law and accordingly intends to vigorously defend against all claims in this lawsuit. In management’s opinion, these matters, individually and in the aggregate, will not have a significant adverse effect on the financial condition of the Company, and the established reserves adequately provide for the estimated resolution of such claims.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(4)	INCOME TAXES

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2003, 2004 and 2005 are summarized as follow (in thousands):

	2003	2004	2005
Federal income tax provision based on the statutory rate	$21,742	$35,012	$60,638
State and local income taxes, net of related Federal income taxes	1,211	2,602	4,303
Non-resident withholding and foreign income taxes	4,163	4,757	4,978
Foreign tax and other tax credits	(4,962)	(5,439)	(5,773)
Losses attributable to foreign subsidiaries	593	451	1,911
Utilization of foreign net operating loss carryovers	-	(238)	(1,223)
Non-deductible expenses	551	615	698
Other	(3)	13	(563)

	$23,295	$37,773	$64,969

The components of the 2003, 2004 and 2005 consolidated provision for income taxes are as follows (in thousands):

	2003	2004	2005
Provision for Federal income taxes-
Current provision	$9,705	$20,359	$52,088
Deferred provision	6,971	8,441	595
Change in valuation allowance	593	213	688

Total provision for Federal income taxes	17,269	29,013	53,371
Provision for state and local income taxes-
Current provision	1,731	3,896	7,595
Deferred provision (benefit)	132	107	(975)

Total provision for state and local income taxes	1,863	4,003	6,620
Provision for non-resident withholding and foreign income taxes	4,163	4,757	4,978

	$23,295	$37,773	$64,969

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of January 2, 2005 and January 1, 2006, the significant components of net deferred income taxes are as follows (in thousands):

	2004	2005
Deferred Federal income tax assets-
Depreciation, amortization and asset basis differences	$20,675	$18,021
Covenants not-to-compete	10,456	9,289
Insurance reserves	8,251	8,810
Other accruals and reserves	8,155	8,472
Bad debt reserves	1,816	1,459
Foreign net operating loss carryovers	2,543	4,274
Other	1,332	1,429

	53,228	51,754

Valuation allowance on foreign net operating loss carryovers	(2,543)	(3,361)

Total deferred Federal income tax assets	50,685	48,393

Deferred Federal income tax liabilities-
Capitalized software	8,895	7,580
Derivatives asset	1,701	2,777

Total deferred Federal income tax liabilities	10,596	10,357

Net deferred Federal income tax asset	40,089	38,036
Net deferred state and local income tax asset	5,924	6,558

Net deferred income taxes	$46,013	$44,594

As of January 2, 2005, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$6,317	$50,292	$56,609
Deferred tax liabilities	-	(10,596)	(10,596)

Net deferred income taxes	$6,317	$39,696	$46,013

As of January 1, 2006, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$5,937	$49,014	$54,951
Deferred tax liabilities	-	(10,357)	(10,357)

Net deferred income taxes	$5,937	$38,657	$44,594

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Realization of the Company’s deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Although realization of the Company’s net deferred tax assets is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax assets will be realized. As of January 1, 2006, the Company has approximately $4.3 million of deferred tax assets relating to foreign net operating loss carryovers which have indefinite carryover periods. A valuation allowance of approximately $3.4 million has been provided against these deferred tax assets.

(5)	EMPLOYEE BENEFITS

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 50% of employee contributions per participant, with Company matching contributions limited to 3% of eligible participant compensation. These matching contributions vest immediately. The charges to operations for Company contributions to the plan were approximately $2.2 million in 2003 and $2.3 million in each of 2004 and 2005.

The Company has established a nonqualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2003, 2004 or 2005. During 2005, as required by the Company’s deferred compensation plan, a significant portion of the outstanding deferred compensation balances were paid to participating employees. The total payments were approximately $4.7 million.

In connection with the IPO, the Board of Directors of the Parent (the Board of Directors) approved an employee stock purchase discount plan (the ESPDP). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase Parent common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased Parent common stock for one year. There are 1,000,000 shares of Parent common stock authorized to be issued under the ESPDP. There were 16,232 shares and 63,651 shares issued by the Parent during 2004 and 2005, respectively.

(6)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. The Company’s exposure to credit loss for stand-by letters of credit and financial guarantees is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit and financial guarantees as of January 1, 2006 are $31.0 million, and primarily relate to letters of credit for the Company’s insurance programs and distribution center leases.

(7)	RELATED PARTY TRANSACTIONS

Corporate Headquarters Lease

The Company leases its corporate headquarters under an operating lease agreement with a partnership owned by its founder and former majority Parent stockholder. The Company renewed this lease for a ten-year term, with two five-year renewal options, beginning in December 2003. Total lease expense related to this lease was approximately $4.5 million, $4.9 million and $5.1 million in 2003, 2004 and 2005, respectively.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of January 1, 2006, aggregate future minimum lease commitments under this lease are as follows (in thousands):

2006	$5,344
2007	5,344
2008	5,344
2009	5,344
2010	5,344
Thereafter	16,028

$42,748

Management Agreement

As part of a prior recapitalization in which the Company’s founder sold a controlling interest in the Company (the 1998 Recapitalization), the Company entered into a management agreement with an affiliate of a Parent stockholder to provide the Company with certain management services. The Company was committed to pay an amount not to exceed $2.0 million per year on an ongoing basis for management services as defined in the management agreement. The Company incurred and paid $2.0 million for management services in 2003. During 2004, the Company paid $10.0 million to terminate the management agreement. Total amounts expensed during 2004 were $11.0 million. These amounts are included in general and administrative expense.

Financing Arrangements

As part of the 2003 Recapitalization, the Company paid approximately $7.9 million of financing costs to a former affiliate of a Parent stockholder. During 2004 and 2005, the Company also paid this former affiliate approximately $1.1 million and $1.0 million, respectively, of financing costs relating to amendments to the 2003 Agreement. A separate former affiliate has been and is counterparty to interest rate derivative agreements. In connection with the IPO, a separate former affiliate was paid $7.0 million in underwriting fees.

At January 2, 2005, affiliates of Parent stockholders had term loan holdings of $28.5 million and senior subordinated note holdings of $10.9 million. At January 1, 2006, affiliates of Parent stockholders had term loan holdings of $30.6 million and senior subordinated note holdings of $9.5 million. Related interest expense to affiliates was approximately $3.2 million, $2.6 million and $2.9 million in 2003, 2004 and 2005, respectively.

(8)	STOCK OPTIONS

The Company adopted SFAS 123R during 2005. Accordingly, the cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statement of income in 2005 based on the estimated fair value of the awards. For periods prior to 2005, the Company accounted for stock-based compensation using the intrinsic method prescribed in APB 25. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair value of the stock at grant date over the amount an optionee must pay to acquire the stock.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Parent has two equity incentive plans, both of which benefit certain of the Company’s employees and directors: the TISM, Inc. Stock Option Plan (the TISM Stock Option Plan) and the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Equity Incentive Plan) (collectively, the Equity Incentive Plans). In connection with the IPO, the 2004 Equity Incentive Plan was adopted by the Board of Directors and, separately, the TISM Stock Option Plan was amended by the Board of Directors to prohibit the granting of additional stock options. As of January 1, 2006, the number of options granted and outstanding under the TISM Stock Option Plan was 2,638,138 shares of non-voting Parent common stock. As of January 1, 2006, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 5,600,000 shares of voting Parent common stock, of which 3,488,035 are outstanding. As of January 1, 2006, there are 2,059,630 shares of voting Parent common stock that are authorized for grant under the 2004 Equity Incentive Plan but remain ungranted.

Prior to the IPO, options granted under the TISM Stock Option Plan were generally granted at 100% of the Board of Directors’ estimate of fair value of the underlying stock on the date of grant, expire ten years from the date of grant and vest within five years from the date of grant. Subsequent to the IPO, options granted under the 2004 Equity Incentive Plan are granted at the market price at the date of the grant, expire ten years from the date of grant and generally vest within five years from the date of grant. Additionally, options become fully exercisable upon vesting.

The Company recorded deferred stock compensation of $253,000 in 2004 relating to Parent stock options granted to employees at less than the Board of Directors’ estimate of fair value. These amounts are amortized using the straight-line method over the related vesting periods. During 2003, the Company recorded $1.9 million in non-cash compensation expense relating to Parent stock options granted to employees at less than the Board of Directors’ estimate of fair value. Additionally, the Company recorded $1.5 million in non-cash compensation expense related to the acceleration of vesting periods on certain Parent stock options in connection with the 2003 Recapitalization.

During 2005, the Company recorded non-cash compensation expense of $2.9 million related to the adoption of SFAS 123R, which reduced net income by $1.8 million. Additionally, the Company recorded non-cash compensation expense of $0.8 million related to the vesting of Parent stock options for a former employee. The Company recorded total non-cash compensation expense, including the aforementioned amounts, of $3.4 million, $51,000 and $3.8 million in 2003, 2004 and 2005, respectively, which reduced net income by $2.1 million, $32,000 and $2.4 million in 2003, 2004 and 2005, respectively. All non-cash compensation expense amounts are recorded in general and administrative expense.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Activity related to the Equity Incentive Plans is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
Options at December 29, 2002	3,863,314	$1.63	1,872,626	$0.75

Options granted	2,097,000	$8.75
Options cancelled	(36,934)	$6.20
Options exercised	(44,733)	$1.89

Options at December 28, 2003	5,878,647	$4.12	3,942,647	$1.89

Options granted	1,771,530	$13.87
Options cancelled	(150,341)	$9.23
Options exercised	(276,542)	$1.47

Options at January 2, 2005	7,223,294	$6.50	4,070,006	$2.58

Options granted	1,983,500	$23.83
Options cancelled	(237,352)	$14.95
Options exercised	(2,843,269)	$1.95

Options at January 1, 2006	6,126,173	$13.90	1,916,836	$6.67

The total intrinsic value for options outstanding was approximately $33.1 million, $81.6 million and $63.1 million as of December 28, 2003, January 2, 2005 and January 1, 2006. The total intrinsic value for options exercisable was approximately $31.0 million, $61.9 million and $33.6 million as of December 28, 2003, January 2, 2005 and January 1, 2006. The total intrinsic value of options exercised was approximately $361,000, $3.4 million and $56.8 million in 2003, 2004 and 2005, respectively. Cash received from stock option exercises, for which the Parent issued shares of its common stock, was approximately $85,000, $1.3 million and $5.6 million in 2003, 2004 and 2005, respectively. The tax benefit realized from the exercise of stock options was approximately $134,000, $1.3 million and $21.5 million in 2003, 2004 and 2005, respectively.

Activity related to unexercisable options as of January 1, 2006 is summarized as follows:

	Options	Weighted Average Grant Date Fair Value
Unexercisable options at January 2, 2005	3,153,288	$2.58

Granted	1,983,500	$6.45
Vested	(696,432)	$2.57
Cancelled	(231,019)	$3.67

Unexercisable options at January 1, 2006	4,209,337	$4.36

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of January 1, 2006, there was $15.5 million of total unrecognized compensation cost related to unvested options granted under the Equity Incentive Plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during 2003, 2004 and 2005 was approximately $355,000, $328,000 and $1.8 million, respectively.

Options outstanding and exercisable at January 1, 2006 are as follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price per Share	Weighted Average Remaining Life
				(Years)
Non-Voting Common Stock	492,114	492,114	$0.75	4.0
Non-Voting Common Stock	454,121	454,121	$5.25	6.1
Non-Voting Common Stock	59,000	59,000	$10.05	7.0
Non-Voting Common Stock	1,583,573	611,374	$8.66	7.5
Non-Voting Common Stock	49,330	11,729	$9.75	8.0
Voting Common Stock	1,572,535	288,498	$14.00	8.5
Voting Common Stock	170,000	-	$17.11	9.1
Voting Common Stock	7,500	-	$18.36	9.3
Voting Common Stock	1,480,500	-	$25.02	9.6
Voting Common Stock	257,500	-	$21.29	9.8

For periods prior to the IPO, management has estimated the fair value of each option grant on the date of grant using the minimum value method. For options granted subsequent to the IPO, management has estimated the fair value of each option grant using the Black-Scholes option pricing method. Management estimated the fair value of each option grant made during 2003, 2004 and 2005 as of the date of the grant using the following weighted average assumptions:

	2003	2004	2005
Risk-free interest rate	3.0%	3.6%	4.1%
Expected life (years)	5.0	5.0	5.9
Expected volatility	N/A	29.1%	25.4%
Expected dividend yield	0.0%	1.8%	1.9%

The weighted average fair values per share were $1.19, $3.69 and $6.45 for options granted in 2003, 2004, and 2005, respectively.

Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can significantly affect the fair value estimate, in management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Parent’s stock options.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Had compensation cost for the Equity Incentive Plans for the 2003 and 2004 fiscal years been determined based on the fair value at the grant dates consistent with the method described in SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income would have decreased to the following pro forma amounts, which may not be representative of that to be expected in future years (in thousands):

	2003	2004
Net income, as reported	$38,824	$62,262
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,096	32
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,958)	(725)

Net income, pro forma	$37,962	$61,569

(9)	SEGMENT INFORMATION

The Company has three reportable segments as determined by management using the “management approach” as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: (i) Domestic Stores, (ii) Domestic Distribution, and (iii) International. The Company’s operations are organized by management on the combined bases of line of business and geography. The Domestic Stores segment includes operations with respect to all franchised and Company-owned stores throughout the contiguous United States. The Domestic Distribution segment primarily includes the distribution of food, equipment and supplies to the Domestic Stores segment from the Company’s regional distribution centers. The International segment primarily includes operations related to the Company’s franchising business in foreign and non-contiguous United States markets, its Company-owned store operations in the Netherlands and France and its distribution operations in Canada, France, the Netherlands, Alaska and Hawaii.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income.

The tables below summarize the financial information concerning the Company’s reportable segments for 2003, 2004 and 2005. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Distribution segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software and certain equipment and leasehold improvements. All amounts presented below are in thousands.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues-
2003	$519,879	$821,695	$96,386	$(104,638)	$-	$1,333,322
2004	537,488	902,413	116,983	(110,387)	-	1,446,497
2005	562,865	935,461	129,635	(116,364)	-	1,511,597
Segment Income-
2003	$140,073	$54,556	$29,126	N/A	$(21,055)	$202,700
2004	145,387	57,044	34,510	N/A	(22,612)	214,329
2005	161,792	63,696	41,145	N/A	(28,232)	238,401
Income from Operations-
2003	$127,082	$45,946	$28,117	N/A	$(41,987)	$159,158
2004	131,518	46,110	34,079	N/A	(40,328)	171,379
2005	148,920	52,959	36,947	N/A	(39,722)	199,104
Capital Expenditures-
2003	$9,445	$7,966	$1,094	N/A	$10,656	$29,161
2004	4,713	8,616	3,532	N/A	22,902	39,763
2005	8,229	7,113	433	N/A	12,914	28,689

The following table reconciles Total Segment Income to consolidated income before provision for income taxes:

	2003	2004	2005
Total Segment Income	$202,700	$214,329	$238,401
Depreciation and amortization	(29,822)	(31,705)	(32,415)
Gains (losses) on sale/disposal of assets	2,606	(1,194)	(3,086)
Other non-cash stock compensation expense	(592)	(51)	(3,796)
Termination of management agreement	-	(10,000)	-
2003 Recapitalization expenses	(15,734)	-	-

Income from operations	159,158	171,379	199,104

Interest income	386	556	818
Interest expense	(74,678)	(61,068)	(48,755)
Other	(22,747)	(10,832)	22,084

Income before provision for income taxes	$62,119	$100,035	$173,251

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the Company’s identifiable asset information as of January 2, 2005 and January 1, 2006:

	2004	2005
Domestic Stores	$93,742	$88,810
Domestic Distribution	114,226	115,382

Total domestic assets	207,968	204,192
International	34,688	27,973
Unallocated	204,691	228,909

Total consolidated assets	$447,347	$461,074

Unallocated assets primarily include cash and cash equivalents, advertising fund assets, investments in marketable securities, deferred financing costs, certain long-lived assets, deferred income taxes and assets relating to the fair value of derivatives.

The following table summarizes the Company’s goodwill balance as of January 2, 2005 and January 1, 2006:

	2004	2005
Domestic Stores	$20,090	$20,764
Domestic Distribution	1,067	1,067
International	1,798	253

Consolidated goodwill	$22,955	$22,084

(10)	PERIODIC FINANCIAL DATA (Unaudited; in thousands)

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen weeks or seventeen weeks. The fourth quarter of 2004 is comprised of seventeen weeks while the fourth quarter of 2005 is comprised of sixteen weeks.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Additionally, the Company adopted SFAS 123R during 2005, using the modified retrospective method. This method allows the restatement of interim financial statements in the year of adoption based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS 123. Fiscal years prior to 2005 have not been restated. Accordingly, the 2005 amounts previously reported have been revised to include non-cash compensation expense of approximately $446,000 (or $278,000, net of tax), $432,000 (or $280,000, net of tax), $864,000 (or $532,000, net of tax) and $1.2 million (or $738,000, net of tax) for the quarters ending March 27, 2005, June 19, 2005, September 11, 2005 and January 1, 2006, respectively.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 21, 2004	June 13, 2004	September 5, 2004	January 2, 2005	January 2, 2005

Total revenues	$318,754	$324,236	$324,978	$478,529	$1,446,497

Income before provision for income taxes	29,572	25,513	1,548	43,402	100,035

Net income	18,408	15,882	954	27,018	62,262

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 27, 2005	June 19, 2005	September 11, 2005	January 1, 2006	January 1, 2006

Total revenues	$369,668	$346,954	$337,576	$457,399	$1,511,597

Income before provision for income taxes	39,646	35,662	32,929	65,014	173,251

Net income	24,680	23,121	20,284	40,197	108,282

During the quarter ended September 5, 2004, the Company incurred approximately $22.7 million (or $14.2 million, net of tax) of expenses related to the IPO. During the quarter ended January 1, 2006, the Company recognized a gain of approximately $22.1 million (or $13.7 million, net of tax) related to the sale of an equity investment.

(11)	SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The tables below present condensed consolidating financial information for the applicable periods for: (i) Domino’s, Inc.; (ii) on a combined basis, the guarantor subsidiaries of the 2011 Notes; and (iii) on a combined basis, the non-guarantor subsidiaries of the 2011 Notes. Each of the guarantor subsidiaries is jointly, severally, fully and unconditionally liable under the related guarantee.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DOMINO’S, INC.

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

	As of January 2, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$3,124	$36,331	$941	$-	$40,396
Accounts receivable	-	65,404	7,734	-	73,138
Advertising fund assets, restricted	-	-	32,817	-	32,817
Other current assets	4,050	36,258	2,832	-	43,140

Total current assets	7,174	137,993	44,324	-	189,491

PROPERTY, PLANT AND EQUIPMENT, NET	-	130,853	6,030	-	136,883

OTHER ASSETS	227,984	71,578	1,481	(180,070)	120,973

Total assets	$235,158	$340,424	$51,835	$(180,070)	$447,347

CURRENT LIABILITIES:
Current portion of long-term debt	$25,000	$242	$53	$-	$25,295
Accounts payable	-	40,417	14,933	-	55,350
Advertising fund liabilities	-	-	32,817	-	32,817
Other current liabilities	10,672	63,755	1,773	-	76,200

Total current liabilities	35,672	104,414	49,576	-	189,662

LONG-TERM LIABILITIES:
Long-term debt	749,361	5,687	357	-	755,405
Other long-term liabilities	-	51,903	252	-	52,155

Total long-term liabilities	749,361	57,590	609	-	807,560

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(549,875)	178,420	1,650	(180,070)	(549,875)

Total liabilities and stockholder’s equity (deficit)	$235,158	$340,424	$51,835	$(180,070)	$447,347

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	As of January 1, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$-	$66,389	$530	$-	$66,919
Accounts receivable	-	66,156	8,281	-	74,437
Advertising fund assets, restricted	-	-	35,643	-	35,643
Other current assets	6,098	36,253	1,996	-	44,347

Total current assets	6,098	168,798	46,450	-	221,346

PROPERTY, PLANT AND EQUIPMENT, NET	-	128,724	2,731	-	131,455

OTHER ASSETS	225,980	63,168	2,068	(182,943)	108,273

Total assets	$232,078	$360,690	$51,249	$(182,943)	$461,074

CURRENT LIABILITIES:
Current portion of long-term debt	$35,000	$264	$40	$-	$35,304
Accounts payable	-	45,523	14,807	-	60,330
Advertising fund liabilities	-	-	35,643	-	35,643
Other current liabilities	11,349	72,062	2,697	-	86,108

Total current liabilities	46,349	117,849	53,187	-	217,385

LONG-TERM LIABILITIES:
Long-term debt	696,714	5,423	221	-	702,358
Other long-term liabilities	-	52,143	173	-	52,316

Total long-term liabilities	696,714	57,566	394	-	754,674

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(510,985)	185,275	(2,332)	(182,943)	(510,985)

Total liabilities and stockholder’s equity (deficit)	$232,078	$360,690	$51,249	$(182,943)	$461,074

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DOMINO’S, INC.

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended December 28, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$-	$1,310,965	$22,357	$-	$1,333,322

OPERATING EXPENSES:
Cost of sales	-	980,553	17,149	-	997,702
General and administrative	-	170,423	6,039	-	176,462

Total operating expenses	-	1,150,976	23,188	-	1,174,164

INCOME (LOSS) FROM OPERATIONS	-	159,989	(831)	-	159,158

EQUITY EARNINGS IN SUBSIDIARIES	99,839	-	-	(99,839)	-
INTEREST INCOME (EXPENSE), NET	(74,280)	300	(312)	-	(74,292)
OTHER	(22,747)	-	-	-	(22,747)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	2,812	160,289	(1,143)	(99,839)	62,119

PROVISION (BENEFIT) FOR INCOME TAXES	(36,012)	59,307	-	-	23,295

NET INCOME (LOSS)	$38,824	$100,982	$(1,143)	$(99,839)	$38,824

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Fiscal Year Ended January 2, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$-	$1,416,728	$29,769	$-	$1,446,497

OPERATING EXPENSES:
Cost of sales	-	1,071,009	21,807	-	1,092,816
General and administrative	-	172,362	9,940	-	182,302

Total operating expenses	-	1,243,371	31,747	-	1,275,118

INCOME (LOSS) FROM OPERATIONS	-	173,357	(1,978)	-	171,379

EQUITY EARNINGS IN SUBSIDIARIES	105,672	-	-	(105,672)	-
INTEREST INCOME (EXPENSE), NET	(60,064)	(488)	40	-	(60,512)
OTHER	(10,832)	-	-	-	(10,832)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	34,776	172,869	(1,938)	(105,672)	100,035

PROVISION (BENEFIT) FOR INCOME TAXES	(27,486)	65,259	-	-	37,773

NET INCOME (LOSS)	$62,262	$107,610	$(1,938)	$(105,672)	$62,262

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Fiscal Year Ended January 1, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$-	$1,479,707	$31,890	$-	$1,511,597

OPERATING EXPENSES:
Cost of sales	-	1,103,018	23,291	-	1,126,309
General and administrative	-	174,989	11,195	-	186,184

Total operating expenses	-	1,278,007	34,486	-	1,312,493

INCOME (LOSS) FROM OPERATIONS	-	201,700	(2,596)	-	199,104

EQUITY EARNINGS IN SUBSIDIARIES	137,377	-	-	(137,377)	-
INTEREST INCOME (EXPENSE), NET	(48,124)	212	(25)	-	(47,937)
OTHER	-	22,084	-	-	22,084

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	89,253	223,996	(2,621)	(137,377)	173,251

PROVISION (BENEFIT) FOR INCOME TAXES	(19,029)	83,998	-	-	64,969

NET INCOME (LOSS)	$108,282	$139,998	$(2,621)	$(137,377)	$108,282

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DOMINO’S, INC.

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Fiscal year ended December 28, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(71,336)	$173,146	$1,264	$-	$103,074

Capital expenditures	-	(28,461)	(700)	-	(29,161)
Other	-	9,597	-	-	9,597

Net cash used in investing activities	-	(18,864)	(700)	-	(19,564)

Proceeds from issuance of long-term debt	1,010,090	-	-	-	1,010,090
Repayments of long-term debt and capital lease obligation	(662,368)	(79)	(45)	-	(662,492)
Other	(276,386)	(133,961)	-	-	(410,347)

Net cash provided by (used in) financing activities	71,336	(134,040)	(45)	-	(62,749)

Effect of exchange rate changes on cash and cash equivalents	-	44	134	-	178

Increase in cash and cash equivalents	-	20,286	653	-	20,939

Cash and cash equivalents, at beginning of period	-	24,377	950	-	25,327

Cash and cash equivalents, at end of period	$-	$44,663	$1,603	$-	$46,266

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Fiscal year ended January 2, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(70,217)	$180,484	$1,888	$-	$112,155

Capital expenditures	-	(36,735)	(3,028)	-	(39,763)
Other	-	3,493	-	-	3,493

Net cash used in investing activities	-	(33,242)	(3,028)	-	(36,270)

Proceeds from issuance of long-term debt	-	-	92	-	92
Repayments of long-term debt and capital lease obligation	(180,334)	(223)	(151)	-	(180,708)
Other	253,675	(155,530)	-	-	98,145

Net cash provided by (used in) financing activities	73,341	(155,753)	(59)	-	(82,471)

Effect of exchange rate changes on cash and cash equivalents	-	179	537	-	716

Increase (decrease) in cash and cash equivalents	3,124	(8,332)	(662)	-	(5,870)

Cash and cash equivalents, at beginning of period	-	44,663	1,603	-	46,266

Cash and cash equivalents, at end of period	$3,124	$36,331	$941	$-	$40,396

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Fiscal year ended January 1, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(44,428)	$184,481	$1,149	$-	$141,202

Capital expenditures	-	(28,452)	(237)	-	(28,689)
Other	-	28,826	-	-	28,826

Net cash provided by (used in) investing activities	-	374	(237)	-	137

Proceeds from issuance of long-term debt	40,000	-	-	-	40,000
Repayments of long-term debt	(80,000)	(242)	(101)	-	(80,343)
Other	81,304	(155,549)	-	-	(74,245)

Net cash provided by (used in) financing activities	41,304	(155,791)	(101)	-	(114,588)

Effect of exchange rate changes on cash and cash equivalents	-	(57)	(171)	-	(228)

Increase (decrease) in cash and cash equivalents	(3,124)	29,007	640	-	26,523

Cash and cash equivalents, at beginning of period	3,124	36,331	941	-	40,396

Cash and cash equivalents, at end of period	$-	$65,338	$1,581	$-	$66,919

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required in the reports it files or submits under the Act was accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting.

The management of Domino’s Pizza, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 1, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 1, 2006.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited the consolidated financial statements of Domino’s Pizza, Inc., has also audited management’s assessment of our internal control over financial reporting as of January 1, 2006 and the effectiveness of internal control over financial reporting as of January 1, 2006, as stated in their report which is included herein.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrants.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	53	Chairman, Chief Executive Officer and Director
L. David Mounts	42	Chief Financial Officer, Executive Vice President of Finance
Michael D. Soignet	46	Executive Vice President of Maintain High Standards – Distribution
J. Patrick Doyle	42	Executive Vice President of Domino’s Pizza, Inc. and Leader of Team U.S.A.
James G. Stansik	50	Executive Vice President of Flawless Execution – Franchise Operations
Ken C. Calwell	43	Chief Marketing Officer, Executive Vice President of Build the Brand
Michael T. Lawton	47	Executive Vice President of International
Patricia A. Wilmot	57	Executive Vice President of PeopleFirst
Elisa D. Garcia C.	48	Executive Vice President, General Counsel and Secretary
Lynn M. Liddle	49	Executive Vice President of Communications and Investor Relations
Christopher K. McGlothlin	41	Executive Vice President and Chief Information Officer
Andrew B. Balson	39	Director
Diana F. Cantor	48	Director
Vernon “Bud” O. Hamilton	63	Director
Dennis F. Hightower	64	Director
Mark E. Nunnelly	47	Director
Robert M. Rosenberg	68	Director

David A. Brandon has served as our Chairman, Chief Executive Officer and as a Director since March 1999. Mr. Brandon has also served as Chairman, Chief Executive Officer and as a Manager of Domino’s Pizza LLC since March 1999. Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the Board of Directors of Valassis, Inc. from 1997 to 1998. Mr. Brandon serves on the Boards of Directors of The TJX Companies, Inc., Burger King Corporation and Kaydon Corporation. Mr. Brandon also serves on the Board of Regents for the University of Michigan.

L. David Mounts has served as our Chief Financial Officer, Executive Vice President of Finance since November 2005. Mr. Mounts served numerous roles with UPS, Incorporated, most recently as Corporate Controller, U.S. Operations. From 2002 to 2005, Mr. Mounts was Chief Financial Officer for UPS Supply Chain Solutions Group and from 1999 to 2002, Mr. Mounts was Vice President, Mergers and Acquisitions for UPS.

Michael D. Soignet has served as our Executive Vice President of Maintain High Standards – Distribution since 1993, overseeing global distribution center operations. Mr. Soignet joined Domino’s in 1981.

J. Patrick Doyle has served as our Executive Vice President of Domino’s Pizza, Inc. and Leader of Team U.S.A. since October 2004. Mr. Doyle served as our Executive Vice President of International from May 1999 to October 2004 and as interim Executive Vice President of Build the Brand from December 2000 to July 2001. Mr. Doyle served as Senior Vice President of Marketing from the time he joined Domino’s in 1997 until May 1999.

James G. Stansik has served as our Executive Vice President of Flawless Execution – Franchise Operations since December 2003. Mr. Stansik served as Special Assistant to the Chief Executive Officer from August 1999 through December 2003 and also served as interim Executive Vice President of Flawless Execution – Corporate Operations of Domino’s from July 2000 through January 2001. Mr. Stansik was Senior Vice President of Franchise Administration of Domino’s from 1994 through August 1999. Mr. Stansik joined Domino’s in 1985.

Ken C. Calwell is our Chief Marketing Officer and has served as our Executive Vice President of Build the Brand since July 2001. Mr. Calwell served as Vice President – New Product Marketing, Research and Testing for Wendy’s International Inc. from 1998 to June 2001.

Michael T. Lawton has served as our Executive Vice President of International since October 2004. Mr. Lawton served as Senior Vice President Finance and Administration of International from June 1999 to October 2004.

Patricia A. Wilmot has served as our Executive Vice President of PeopleFirst since July 2000. Ms. Wilmot was a human resources consultant from May 1999 to June 2000. Ms. Wilmot served as Vice President, Human Resources for Brach & Brock Confections from January 1998 to May 1999.

Elisa D. Garcia C. has served as our Executive Vice President and General Counsel since April 2000. She has also served as our Secretary since May 2000. Ms. Garcia was Regional Counsel for Philip Morris International Inc.’s northern Latin America region from 1998 to April 2000, prior to which she was Assistant Regional Counsel for Latin America since 1994.

Lynn M. Liddle has served as Executive Vice President of Communications and Investor Relations since November 2002. Ms. Liddle served as Vice President, Investor Relations and Communications Center, for Valassis, Inc. from 1992 to November 2002.

Christopher K. McGlothlin has served as Executive Vice President and Chief Information Officer since February 2006. Mr. McGlothlin served in various roles for YUM! Brands, Inc. since 1995, most recently as Vice President of Operations Technology.

Andrew B. Balson has served on our board of directors since March 1999. Mr. Balson has been a Managing Director of Bain Capital, a global investment company, since January 2001. Mr. Balson became a Principal of Bain Capital in June 1998. Mr. Balson serves on the Boards of Directors of Burger King Corporation and UGS Corp. as well as a number of other private companies.

Diana F. Cantor has served on our board of directors since October 2005. Ms. Cantor also serves on the Nominating and Corporate Governance Committee. Ms. Cantor has been Executive Director of the Virginia College Savings Plan, the state’s college savings program, since 1996. She has served on the board of the College Savings Plans Network since 1997 and as its chair from 2001 to 2004. Ms. Cantor served seven years as Vice President of Richmond Resources, Ltd. from 1990 through 1996, and as Vice President of Goldman, Sachs & Co. from 1985 to 1990. Ms. Cantor serves on the Board of Directors of Media General, Inc.

Vernon “Bud” O. Hamilton has served on our board of directors since May 2005 and serves on our Audit Committee and the Compensation Committee of the board of directors. Mr. Hamilton served in various executive positions for Procter & Gamble from 1967 through 2003. Mr. Hamilton most recently served as Vice President, Innovation – Research & Development – Global from 2002 through 2003 and served as President of Eurocos, a wholly-owned subsidiary of Procter & Gamble, from 1994 to 1995, Vice President of Procter & Gamble Customer Marketing-North America from 1996 through 1998 and Vice President of Procter & Gamble Customer Business Development-North America from 1999 to 2001.

Dennis F. Hightower has served on our board of directors since February 2003, serves as the Chair of the Audit Committee of our board of directors, serves as the Chair of the Nominating and Corporate Governance Committee and also serves on the Compensation Committee of our board of directors. Mr. Hightower served as Chief Executive Officer of Europe Online Networks, S.A., a broadband interactive entertainment provider, from May 2000 to March 2001. He was Professor of Management at the Harvard Business School from July 1997 to May 2000. He was previously employed by The Walt Disney Company, serving as President of Walt Disney Television & Telecommunications, President of Disney Consumer Products (Europe, Middle East and Africa) and related service in executive positions in Europe. He serves on the Boards of Directors of Accenture, Ltd., Northwest Airlines, Inc. and The TJX Companies, Inc.

Mark E. Nunnelly has served on our board of directors since December 1998. Mr. Nunnelly is a Managing Director of Bain Capital, a global investment company. Mr. Nunnelly serves on the Boards of Directors of Houghton-Mifflin Company, Warner Music, UGS Corp. and Eschelon Telecom, Inc., as well as a number of private companies and not-for-profit corporations.

Robert M. Rosenberg has served on our board of directors since April 1999 and serves as the Chair of the Compensation Committee. Mr. Rosenberg also serves on the Audit Committee and the Nominating and Corporate Governance Committee of the board of directors. Mr. Rosenberg served as President and Chief Executive Officer of Allied Domecq Retailing, USA from 1993 to August 1999 when he retired. Allied Domecq Retailing, USA was comprised of Dunkin’ Donuts, Baskin-Robbins and Togo’s Eateries. Mr. Rosenberg also serves on the Boards of Directors of Sonic Corp. and Buffets, Inc.

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of January 1, 2006.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of January 1, 2006. However, no information set forth in the proxy statement regarding the Audit Committee Report or the performance graph shall be deemed incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholders matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of January 1, 2006.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of January 1, 2006.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of January 1, 2006.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements: The following financial statements for each of Domino’s Pizza, Inc. and subsidiaries and Domino’s, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 2, 2005 and January 1, 2006
Consolidated Statements of Income for the Years Ended December 28, 2003, January 2, 2005 and January 1, 2006
Consolidated Statements of Comprehensive Income for the Years Ended December 28, 2003, January 2, 2005 and January 1, 2006
Consolidated Statements of Stockholders’ Deficit for the Years Ended December 28, 2003, January 2, 2005 and January 1, 2006
Consolidated Statements of Cash Flows for the Years Ended December 28, 2003, January 2, 2005 and January 1, 2006
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: The following financial statement schedule is attached to this report.

       Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

3.	Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit Number	Description

3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed with the Securities and Exchange Commission on April 13, 2004 (Reg. No. 333-114442), (the “S-1”)).

3.2	Form of Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the S-1).

3.3	Amended and Restated Certificate of Incorporation of Domino’s, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s, Inc. registration statement on Form S-4 filed with the Securities and Exchange Commission on March 22, 1999 (Reg. No. 333-74797), (the “1999 S-4”)).

3.4	Amended and Restated By-Laws of Domino’s, Inc. (Incorporated by reference to Exhibit 3.2 to the 1999 S-4).

3.5	Articles of Organization of Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.3 to the Domino’s, Inc. registration statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2003 (Reg. No. 333-107774), (the “2003 S-4”)).

3.6	Certificate of Amendment to the Articles of Organization for Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.4 to the 2003 S-4).

3.7	By-laws of Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.5 to the 2003 S-4).

3.8	Amended and Restated Certificate of Incorporation of Domino’s Pizza International, Inc. (Incorporated by reference to Exhibit 3.9 to the 1999 S-4).

3.9	Amended and Restated By-laws of Domino’s Pizza International, Inc. (Incorporated by reference to Exhibit 3.10 to the 1999 S-4).

3.10	Amended and Restated Articles of Incorporation of Domino’s Pizza International Payroll Services, Inc. (Incorporated by reference to Exhibit 3.11 to the 1999 S-4).

3.11	Amended and Restated By-laws of Domino’s Pizza International Payroll Services, Inc. (Incorporated by reference to Exhibit 3.12 to the 1999 S-4).

3.12	Articles of Incorporation of Domino’s Pizza PMC, Inc. (Incorporated by reference to Exhibit 3.5 to Domino’s, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000 (Reg. No. 333-74797) (the “1999 10-K”)).

3.13	By-laws of Domino’s Pizza PMC, Inc. (Incorporated by reference to Exhibit 3.6 to the 1999 10-K).

3.14	Memorandum of Association of Domino’s Pizza NS Co. (Incorporated by reference to Exhibit 3.16 to the 2003 S-4).

3.15	Articles of Association of Domino’s Pizza NS Co. (Incorporated by reference to Exhibit 3.17 to the 2003 S-4).

4.1	Execution copy of Indenture dated June 25, 2003 by and among Domino’s, Inc., Domino’s Franchise Holding Co., Domino’s Pizza LLC, Domino’s Pizza PMC, Inc., Domino’s Pizza International, Inc., Domino’s Pizza International Payroll Services, Inc., Domino’s Pizza – Government Services Division, Inc. and Domino’s Pizza NS Co. and BNY Midwest Trust Company, as trustee (Incorporated by reference to Exhibit 4.4 to the 2003 S-4).

4.2	Registration Rights Agreement dated June 25, 2003 by and among Domino’s, Inc., Domino’s Franchise Holding Co., Domino’s Pizza LLC, Domino’s Pizza PMC, Inc., Domino’s Pizza International, Inc., Domino’s Pizza International Payroll Services, Inc., Domino’s Pizza—Government Services Division, Inc. and Domino’s Pizza NS Co. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc., Bear, Stearns & Co. Inc., Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Goldman, Sachs & Co. and Lehman Brothers Inc. (Incorporated by reference to Exhibit 4.7 to the Domino’s, Inc. Current Report on Form 8-K filed with the Commission on June 26, 2003 (Reg. No. 333-74797) (the “June 26, 2003 8-K”)).

4.3	Form of 8 1/4% Senior Subordinated Notes due 2011 (contained in Exhibit 4.1).

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the 1999 S-4).

10.2	Amendment, dated February 7, 2000, to Lease Agreement dated December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.32 of the Domino’s, Inc. annual report on Form 10-K for the year ended December 31, 2000 (Reg. No. 333-74797)).

10.3	First Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 8, 2002, by and between Domino’s Farms Office Park L.L.C. and Domino’s Pizza, LLC (Incorporated by reference to Exhibit 10.5 to the Domino’s, Inc. annual report on Form 10-K for the year ended December 29, 2002 (Reg. No. 333-74797), (the “2002 10-K”)).

10.4	Second Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 5, 2004 (Incorporated by reference to Exhibit 10.34 to the S-1).

10.5	Form of Amended and Restated Stockholders Agreement by and among Domino’s Pizza, Inc., Domino’s, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P., RGIP, LLC, DP Investors I, LLC, DP Investors II, LLC, J.P. Morgan Capital Corporation, Sixty Wall Street Fund, L.P., DP Transitory Corporation, Thomas S. Monaghan, individually and in his capacity as trustee, and Marjorie Monaghan, individually and in her capacity as trustee, Harry J. Silverman, Michael D. Soignet and David A. Brandon (Incorporated by reference to Exhibit 10.27 to the S-1).

10.6	Form of Amended and Restated Franchisee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and certain franchisee stockholders of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.28 to the S-1).

10.7	Form of Amended and Restated Employee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and the employee stockholders identified therein (Incorporated by reference to Exhibit 10.29 to the S-1).

10.8*	Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 4, 1999 (Incorporated by reference to Exhibit 10.7 to the 1999 S-4).

10.9*	Domino’s Pizza, Inc. Amended and Restated Deferred Compensation Plan adopted effective January 1, 2005.

10.10*	TISM, Inc. Fourth Amended and Restated Stock Option Plan (“TISM Option Plan”) (Incorporated by reference to Exhibit 10.6 to the June 26, 2003 8-K).

10.11*	Form of Domino’s Pizza, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.30 to the S-1).

10.12*	Form of Domino’s Pizza, Inc. 2004 Employee Stock Payroll Deduction Plan (Incorporated by reference to Exhibit 10.31 to the S-1).

10.13*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.14*	Amended and Restated Employment Agreement dated as of October 18, 2005 between Domino’s Pizza LLC and Harry J. Silverman. (Incorporated by reference to Exhibit 1.02 to Domino’s Pizza, Inc.’s Current Report on Form 8-K filed on October 21, 2005 (the “October 2005 8-K”)).

10.15*	Separation Agreement dated as of December 22, 2005 between Domino’s Pizza LLC and Harry J. Silverman (Incorporated by reference to Exhibit 10.1 to Domino’s Pizza, Inc.’s Current Report on Form 8-K filed on December 23, 2005).

10.16*	Employment Agreement dated as of January 1, 2002 between Domino’s Pizza LLC and Michael D. Soignet (Incorporated by reference to Exhibit 10.38 to the Domino’s, Inc. annual report on Form 10-K for the year ended December 30, 2001 (Reg. No. 333-74797) (the “2001 10-K”).

10.17*	Employment agreement dated as of January 1, 2002 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.39 to the 2001 10-K).

10.18*	Amendment No. 1, dated October 4, 2004, to the Employment Agreement dated as of January 1, 2002 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.19 to the registrants’ annual report on Form 10-K for the year ended January 2, 2005 (the “2004 10-K”)).

10.19*	Employment Agreement dated as of January 1, 2002 between Domino’s Pizza LLC and James G. Stansik (Incorporated by reference to Exhibit 10.16 to the Domino’s, Inc. annual report on Form 10-K for the year ended December 28, 2003 (Reg. No. 333-107774), (the “2003 10-K”)).

10.20*	Employment Agreement dated as of June 1, 2003 between David A. Brandon and TISM, Inc., Domino’s, Inc. and Domino’s Pizza LLC (Incorporated by reference to Exhibit 10.5 to the June 26, 2003 8-K).

10.21*	Employment Agreement dated as of October 17, 2005 between Domino’s Pizza LLC and L. David Mounts (Incorporated by reference to Exhibit 1.01 to the October 2005 8-K).

10.22*	Time Sharing Agreement dated as of December 2, 2002 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.27 to the 2002 10-K).

10.23	Form of Amended and Restated Stock Option Agreement of David A. Brandon under the TISM Option Plan (Incorporated by reference to Exhibit 10.23 to the 2004 10-K).

10.24	Credit Agreement, dated as of July 29, 2002, and amended and restated as of June 25, 2003, among Domino’s, Inc., as borrower, TISM, Inc., as guarantor, the lenders listed therein, as lenders, JPMorgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent (Incorporated by reference to Exhibit 10.2 to the June 26, 2003 8-K).

10.25	First Amendment to Credit Agreement, dated as of November 25, 2003, among Domino’s, Inc., as borrower, TISM, Inc., JPMorgan Securities Inc., as sole lead arranger and book runner, the lenders listed therein, as lenders, JP Morgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent (Incorporated by reference to Exhibit 10.21 to the 2003 10-K).

10.26	Second Amendment and Consent to Credit Agreement, dated as of May 6, 2004, among Domino’s, Inc., as borrower, TISM, Inc., JPMorgan Securities Inc., as sole lead arranger and book runner, the lenders listed therein, as lenders, JP Morgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent (Incorporated by reference to Exhibit 10.1 to the Domino’s, Inc. Current Report on Form 8-K filed on May 7, 2004).

10.27	Third Amendment to Credit Agreement, dated as of November 30, 2004 among Domino’s, Inc., as borrower, TISM, Inc., JPMorgan Securities Inc., as sole lead arranger and book runner, the lenders listed therein, as lenders, JP Morgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent (Incorporated by reference to Exhibit 10.28 to the 2004 10-K).

10.28	Fourth Amendment to Credit Agreement, dated as of March 28, 2005 among Domino’s, Inc., as borrower, Domino’s Pizza, Inc., JPMorgan Securities Inc., as sole lead arranger and book runner, the lenders listed therein, as lenders, JP Morgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent. (Incorporated by reference to Exhibit 1.01 to the registrants’ Current Report on Form 8-K filed on March 29, 2005, (the “March 2005 8-K”)).

10.29	Fifth Amendment to Credit Agreement, dated as of December 1, 2005 among Domino’s, Inc., as borrower, Domino’s Pizza, Inc., JPMorgan Securities Inc., as sole lead arranger and book runner, the lenders listed therein, as lenders, JP Morgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent.

10.30	Pledge agreement, dated as of July 29, 2002, and amended and restated as of June 25, 2003, among Domino’s, Inc., TISM, Inc. and certain other respective subsidiaries, and JPMorgan Chase Bank, as collateral agent (Incorporated by reference to Exhibit 10.3 to the June 26, 2003 8-K).

10.31	Security agreement, dated as of July 29, 2002, and amended and restated as of June 25, 2003, among Domino’s, Inc., TISM, Inc. and JPMorgan Chase Bank, as collateral agent (Incorporated by reference to Exhibit 10.4 to the June 26, 2003 8-K).

10.32	Assumption Agreement, dated as of May 12, 2004, made by Domino’s Pizza, Inc. as a New Credit Agreement Party (Incorporated by reference to Exhibit 10.36 to the S-1).

10.33	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).

10.34	TISM, Inc. Class A-3 Stock Option Agreement with Dennis F. Hightower, dated as of February 25, 2003 (Incorporated by reference to Exhibit 10.1 to the Domino’s, Inc. quarterly report on Form 10-Q for the fiscal quarter ended March 23, 2003).

10.35	Stock repurchase agreement, dated as of March 29, 2005, by and among Domino’s Pizza, Inc. J.P. Morgan Capital L.P., Sixty Wall Street Fund, L.P. and J.P. Morgan Partners, L.P. (Incorporated by reference to Exhibit 1.02 to the March 2005 8-K).

10.36	Board of Directors Compensation Schedule (Incorporated by reference to Exhibit 10.34 to the 2004 10-K).

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.3	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

32.4	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

* -	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company expects to furnish to security holders an annual report and proxy materials subsequent to the filing of this annual report on Form 10-K.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

Domino’s Pizza, Inc. and Subsidiaries

Domino’s, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Deductions from Reserves *	Translation Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
2005	$4,726	$997	$(1,903)	$(236)	$3,584
2004	3,869	1,259	(563)	161	4,726
2003	3,764	1,222	(1,242)	125	3,869

Allowance for doubtful notes receivable:
2005	$2,195	$257	$(411)	$1	$2,042
2004	2,131	181	(116)	(1)	2,195
2003	3,684	(1,434)	(139)	20	2,131

* Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized, in the Township of Ann Arbor, State of Michigan on the 3rd day of March, 2006.

DOMINO’S PIZZA, INC.
DOMINO’S, INC.

/s/ L. David Mounts
L. David Mounts
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on March 3, 2006.

/s/ David A. Brandon
David A. Brandon	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ L. David Mounts
L. David Mounts	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Andrew B. Balson
Andrew B. Balson	Director

/s/ Diana F. Cantor
Diana F. Cantor	Director

/s/ Vernon O. Hamilton
Vernon O. Hamilton	Director

/s/ Dennis F. Hightower
Dennis F. Hightower	Director

/s/ Mark E. Nunnelly
Mark E. Nunnelly	Director

/s/ Robert M. Rosenberg
Robert M. Rosenberg	Director