Form 10-Q
period 2006-03-26
DOMINOS PIZZA INC; DOMINOS INC
filed 2006-04-27
CIK 1286681, 1079458

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (only with respect to Domino’s Pizza, Inc.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 15, 2006, Domino’s Pizza, Inc. had 61,921,551 shares of common stock, par value $0.01 per share, outstanding. As of April 15, 2006, Domino’s, Inc. had 10 shares of common stock, par value $0.01 per share, outstanding. All of the stock of Domino’s, Inc. was held by Domino’s Pizza, Inc.

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

Domino’s Pizza, Inc.

Domino’s, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 26, 2006	January 1, 2006 (Note)
Assets
Current assets:
Cash and cash equivalents	$16,372	$66,919
Accounts receivable	70,705	74,437
Inventories	19,726	24,231
Notes receivable	358	408
Prepaid expenses and other	14,582	13,771
Advertising fund assets, restricted	26,390	35,643
Deferred income taxes	5,937	5,937

Total current assets	154,070	221,346

Property, plant and equipment:
Land and buildings	21,993	22,107
Leasehold and other improvements	83,826	82,802
Equipment	165,771	163,840
Construction in progress	2,030	2,892

	273,620	271,641
Accumulated depreciation and amortization	(145,029)	(140,186)

Property, plant and equipment, net	128,591	131,455

Other assets:
Deferred financing costs	10,994	11,652
Goodwill	22,063	22,084
Capitalized software	19,245	20,337
Other assets	14,021	15,543
Deferred income taxes	37,911	38,657

Total other assets	104,234	108,273

Total assets	$386,895	$461,074

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$310	$35,304
Accounts payable	50,974	60,330
Accrued income taxes	13,446	8,660
Insurance reserves	9,468	9,681
Advertising fund liabilities	26,390	35,643
Other accrued liabilities	63,505	67,767

Total current liabilities	164,093	217,385

Long-term liabilities:
Long-term debt, less current portion	800,888	702,358
Insurance reserves	24,502	23,640
Other accrued liabilities	29,272	28,676

Total long-term liabilities	854,662	754,674

Stockholders’ deficit:
Common stock	619	672
Additional paid-in capital	120,093	259,695
Retained deficit	(759,173)	(777,906)
Accumulated other comprehensive income	6,601	6,554

Total stockholders’ deficit	(631,860)	(510,985)

Total liabilities and stockholders’ deficit	$386,895	$461,074

Note: The balance sheet at January 1, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
(In thousands, except per share data)	March 26, 2006	March 27, 2005
Revenues:
Domestic Company-owned stores	$96,478	$98,225
Domestic franchise	38,129	39,233
Domestic distribution	182,389	201,817
International	30,658	30,393

Total revenues	347,654	369,668

Cost of sales:
Domestic Company-owned stores	75,206	78,140
Domestic distribution	162,643	182,110
International	15,510	16,405

Total cost of sales	253,359	276,655

Operating margin	94,295	93,013

General and administrative	40,404	42,965

Income from operations	53,891	50,048

Interest income	355	214
Interest expense	(12,065)	(10,616)

Income before provision for income taxes	42,181	39,646

Provision for income taxes	16,029	14,966

Net income	$26,152	$24,680

Earnings per share:
Common stock – basic	$0.39	$0.36
Common stock – diluted	0.39	0.35

Dividends declared per share	$0.12	$0.10

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 26, 2006	March 27, 2005
Cash flows from operating activities:
Net income	$26,152	$24,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,499	7,321
Amortization of deferred financing costs and debt discount	965	844
Provision for deferred income taxes	757	432
Non-cash compensation expense	1,017	526
Other	(265)	320
Changes in operating assets and liabilities	(7,456)	4,473

Net cash provided by operating activities	28,669	38,596

Cash flows from investing activities:
Capital expenditures	(4,161)	(6,693)
Other	347	2,143

Net cash used in investing activities	(3,814)	(4,550)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,112	352
Repurchase of common stock	(145,000)	—
Proceeds from issuance of long-term debt	100,000	—
Repayments of long-term debt and capital lease obligation	(35,074)	(25,080)
Cash paid for financing fees	(250)	—
Proceeds from exercise of stock options	1,696	825
Tax benefit from exercise of stock options	2,116	2,075
Capital contribution and other	—	722

Net cash used in financing activities	(75,400)	(21,106)

Effect of exchange rate changes on cash and cash equivalents	(2)	(103)

Increase (decrease) in cash and cash equivalents	(50,547)	12,837

Cash and cash equivalents, at beginning of period	66,919	40,396

Cash and cash equivalents, at end of period	$16,372	$53,233

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

March 26, 2006

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended January 1, 2006 included in our annual report on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 26, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

2. Comprehensive Income

	Fiscal Quarter Ended
	March 26, 2006	March 27, 2005
Net income	$26,152	$24,680
Unrealized gains on derivative instruments, net of tax	579	3,205
Reclassification adjustment for gains included in net income, net of tax	(669)	(298)
Currency translation adjustment	137	(698)

Comprehensive income	$26,199	$26,889

3. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended March 26, 2006 and March 27, 2005
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2006	$134,607	$207,818	$30,658	$(25,429)	$—	$347,654
2005	137,458	230,975	30,393	(29,158)	—	369,668
Income from operations –
2006	$36,641	$14,716	$11,195	N/A	$(8,661)	$53,891
2005	37,265	13,080	8,596	N/A	(8,893)	50,048
Segment Income –
2006	$39,646	$16,859	$11,499	N/A	$(5,583)	$62,421
2005	40,011	15,629	8,950	N/A	(6,673)	57,917

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 26, 2006	March 27, 2005
Total Segment Income	$62,421	$57,917
Depreciation and amortization	(7,499)	(7,321)
Losses on sale/disposal of assets	(14)	(22)
Non-cash stock compensation expense	(1,017)	(526)

Income from operations	53,891	50,048

Interest income	355	214
Interest expense	(12,065)	(10,616)

Income before provision for income taxes	$42,181	$39,646

4. Earnings Per Share

	Fiscal Quarter Ended
	March 26, 2006	March 27, 2005
Net income available to common stockholders – basic and diluted	$26,152	$24,680

Weighted average number of shares	66,219,407	68,922,555
Earnings per share – basic	$0.39	$0.36
Diluted weighted average number of shares	67,672,576	71,308,343
Earnings per share – diluted	$0.39	$0.35

The denominator in calculating diluted earnings per share for common stock for the first quarter of 2006 does not include 1,970,000 options to purchase common stock as the effect of including these options would have been anti-dilutive.

5. Supplemental Disclosure of Cash Flow Information

During the first quarter of 2006, the Company recorded approximately $2.1 million of reductions in income tax payable as a result of tax benefits related to the exercise of stock options.

The Company recorded a $7.4 million dividend payable during the first quarter. The dividend was subsequently paid on March 30, 2006.

6. Related Party Share Repurchase and Senior Credit Facility Amendment

During the first quarter of 2006, the Company repurchased and retired approximately 5.6 million shares of its common stock from investment funds associated with Bain Capital, LLC (collectively “Bain”), for $145.0 million, or $25.78 per share. The repurchase price of $25.78 per share in this private transaction was based on a discount from the market price of the Company’s common stock negotiated between the Company and Bain.

Additionally, the Company amended its senior credit facility and borrowed an additional $100.0 million under its term loan. These proceeds, along with $45.0 million of available cash on hand, were used to fund the repurchase of shares from Bain. After this modification, the Company’s maturities of long-term debt and capital lease obligation are $0.2 million, $4.3 million, $5.7 million, $7.1 million, $507.3 million and $278.1 million for the remainder of 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

7. Effect of Adoption of Statement of Financial Accounting Standard No. 123R

During 2005, the Company adopted Statement of Financial Accounting Standard No. 123R (revised 2004), “Share-Based Payments” (SFAS 123R) using the modified retrospective method. This method allows the restatement of interim financial statements in the year of adoption based on the amounts previously calculated in the pro forma footnote disclosures required by SFAS 123. The amounts presented herein for the first quarter 2005 have been revised to include the effects of this adoption. As a result of the adoption, net income decreased $278,000 from the amount reported in the first quarter of 2005.

8. Supplemental Guarantor Condensed Consolidating Financial Statements of Domino’s, Inc. and Subsidiaries

The tables below present condensed consolidating financial information for the applicable periods for: (1) Domino’s, Inc.; (2) on a combined basis, the guarantor subsidiaries of Domino’s, Inc.’s senior subordinated notes due 2011, which includes most of the domestic subsidiaries of Domino’s, Inc. and one foreign subsidiary of Domino’s, Inc.; and (3) on a combined basis, the non-guarantor subsidiaries of Domino’s, Inc.’s senior subordinated notes due 2011. The separate financial statements of Domino’s, Inc. and subsidiaries are presented using the equity method of accounting. Accordingly, Domino’s, Inc.’s investment in subsidiaries is included in “Other assets” and the net earnings of the subsidiaries are included in “Equity earnings in subsidiaries.” Except for the minor differences noted in the footnotes to the condensed consolidating financial statements below, the consolidated financial statements of Domino’s, Inc. and subsidiaries are substantially similar to the consolidated financial statements of Domino’s Pizza, Inc. and subsidiaries. Each of the guarantor subsidiaries is jointly, severally, fully and unconditionally liable under the related guarantee.

Domino’s, Inc. and Subsidiaries

Supplemental Guarantor Condensed Consolidating Balance Sheets

	As of March 26, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$14,898	$1,474	$—	$16,372
Accounts receivable	—	67,670	8,507	(5,472)	70,705
Advertising fund assets, restricted	—	—	26,390	—	26,390
Other current assets	5,854	32,611	2,138	—	40,603

Current assets	5,854	115,179	38,509	(5,472)	154,070
Property, plant and equipment, net	—	125,956	2,635	—	128,591
Other assets	176,342	60,793	2,059	(134,960)	104,234

Total assets	$182,196	$301,928	$43,203	$(140,432)	$386,895

Current portion of long-term debt	$—	$269	$41	$—	$310
Accounts payable	—	47,444	9,002	(5,472)	50,974
Advertising fund liabilities	—	—	26,390	—	26,390
Other current liabilities	11,058	65,177	2,765	—	79,000

Current liabilities (1)	11,058	112,890	38,198	(5,472)	156,674
Long-term debt	795,320	5,354	214	—	800,888
Other long-term liabilities	259	53,376	139	—	53,774

Long-term liabilities	795,579	58,730	353	—	854,662
Stockholder’s equity (deficit) (1)	(624,441)	130,308	4,652	(134,960)	(624,441)

Total liabilities and stockholder’s equity (deficit)	$182,196	$301,928	$43,203	$(140,432)	$386,895

(1)	Domino’s Pizza, Inc. and subsidiaries had current liabilities of $164,093, or $7,419 more than Domino’s, Inc. and subsidiaries at March 26, 2006. Domino’s Pizza, Inc. and subsidiaries had total stockholders’ deficit of $(631,860), or $7,419 more than Domino’s, Inc. and subsidiaries at March 26, 2006. These differences resulted from the inclusion of a dividend payable recorded on Domino’s Pizza, Inc. and subsidiaries that was not recorded on Domino’s, Inc. and subsidiaries. While Domino’s, Inc. and subsidiaries distributed funds to Domino’s Pizza, Inc. and subsidiaries subsequent to the first quarter to pay this dividend, it was not a liability for Domino’s, Inc. and subsidiaries at March 26, 2006. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

	As of January 1, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$66,389	$530	$—	$66,919
Accounts receivable	—	78,533	8,281	(12,377)	74,437
Advertising fund assets, restricted	—	—	35,643	—	35,643
Other current assets	6,098	36,253	1,996	—	44,347

Current assets	6,098	181,175	46,450	(12,377)	221,346
Property, plant and equipment, net	—	128,724	2,731	—	131,455
Other assets	225,980	63,168	2,068	(182,943)	108,273

Total assets	$232,078	$373,067	$51,249	$(195,320)	$461,074

Current portion of long-term debt	$35,000	$264	$40	$—	$35,304
Accounts payable	—	57,900	14,807	(12,377)	60,330
Advertising fund liabilities	—	—	35,643	—	35,643
Other current liabilities	11,349	72,062	2,697	—	86,108

Current liabilities	46,349	130,226	53,187	(12,377)	217,385
Long-term debt	696,714	5,423	221	—	702,358
Other long-term liabilities	—	52,143	173	—	52,316

Long-term liabilities	696,714	57,566	394	—	754,674
Stockholder’s equity (deficit)	(510,985)	185,275	(2,332)	(182,943)	(510,985)

Total liabilities and stockholder’s equity (deficit)	$232,078	$373,067	$51,249	$(195,320)	$461,074

Domino’s, Inc. and Subsidiaries

Supplemental Guarantor Condensed Consolidating Statements of Income

	Fiscal Quarter Ended March 26, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$341,013	$6,641	$—	$347,654
Cost of sales	—	248,691	4,668	—	253,359

Operating margin	—	92,322	1,973	—	94,295
General and administrative	—	38,826	1,578	—	40,404

Income from operations	—	53,496	395	—	53,891
Equity earnings in subsidiaries	33,687	—	—	(33,687)	—
Interest income (expense), net	(11,916)	215	(9)	—	(11,710)

Income (loss) before provision (benefit) for income taxes	21,771	53,711	386	(33,687)	42,181
Provision (benefit) for income taxes	(4,381)	20,410	—	—	16,029

Net income (loss)	$26,152	$33,301	$386	$(33,687)	$26,152

	Fiscal Quarter Ended March 27, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$361,694	$7,974	$—	$369,668
Cost of sales	—	270,885	5,770	—	276,655

Operating margin	—	90,809	2,204	—	93,013
General and administrative	—	40,479	2,486	—	42,965

Income (loss) from operations	—	50,330	(282)	—	50,048
Equity earnings in subsidiaries	31,197	—	—	(31,197)	—
Interest income (expense), net	(10,445)	55	(12)	—	(10,402)

Income (loss) before provision (benefit) for income taxes	20,752	50,385	(294)	(31,197)	39,646
Provision (benefit) for income taxes	(3,928)	18,894	—	—	14,966

Net income (loss)	$24,680	$31,491	$(294)	$(31,197)	$24,680

Domino’s, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statements of Cash Flows

	Fiscal Quarter Ended March 26, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(11,283)	$39,881	$71	$—	$28,669

Capital expenditures	—	(3,995)	(166)	—	(4,161)
Other	—	347	—	—	347

Net cash used in investing activities	—	(3,648)	(166)	—	(3,814)

Proceeds from the issuance of long-term debt	100,000	—	—	—	100,000
Repayments of debt	(35,000)	(64)	(10)	—	(35,074)
Other	(53,717)	(86,609)	—	—	(140,326)

Net cash provided by (used in) financing activities	11,283	(86,673)	(10)	—	(75,400)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)

Decrease in cash and cash equivalents	—	(50,440)	(107)	—	(50,547)

Cash and cash equivalents, at beginning of period	—	65,338	1,581	—	66,919

Cash and cash equivalents, at end of period	$—	$14,898	$1,474	$—	$16,372

	Fiscal Quarter Ended March 27, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(10,593)	$48,683	$506	$—	$38,596

Capital expenditures	—	(6,603)	(90)	—	(6,693)
Other	—	2,143	—	—	2,143

Net cash used in investing activities	—	(4,460)	(90)	—	(4,550)

Repayments of debt	(25,000)	(21)	(59)	—	(25,080)
Other	32,469	(28,495)	—	—	3,974

Net cash provided by (used in) financing activities	7,469	(28,516)	(59)	—	(21,106)

Effect of exchange rate changes on cash and cash equivalents	—	(26)	(77)	—	(103)

Increase (decrease) in cash and cash equivalents	(3,124)	15,681	280	—	12,837

Cash and cash equivalents, at beginning of period	3,124	36,331	941	—	40,396

Cash and cash equivalents, at end of period	$—	$52,012	$1,221	$—	$53,233

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited; tabular amounts in millions, except percentages and store data)

The 2006 and 2005 first quarters referenced herein represent the twelve-week periods ended March 26, 2006 and March 27, 2005, respectively.

Overview

During the first quarter of 2006, global retail sales, comprised of retail sales at both our franchise and Company-owned stores worldwide, grew 0.7%, as compared to the prior year period. This growth was driven primarily by same store sales growth in our international markets as well as an increase in our worldwide store counts during the trailing four quarters.

During the first quarter, same store sales in our international markets increased 3.0%, on a constant dollar basis, versus the prior year period. The first quarter marked the 49th consecutive quarter that we have grown our international same store sales when compared to the same quarter in the prior year. Also during the first quarter, domestic same store sales decreased 3.8%, comprised of a domestic franchise same store sales decrease of 4.0%, and a domestic Company-owned same store sales decrease of 3.0%. These decreases in domestic same store sales were due primarily to rolling over a same store sales increase of 11.2% in the first quarter of 2005. Additionally, we grew our worldwide net store counts by 45 and 325 stores during the first quarter and trailing four quarters, respectively. At March 26, 2006, there were 8,124 Domino’s Pizza stores operating worldwide.

Revenues decreased $22.0 million, or 6.0%, to $347.7 million in the first quarter, from $369.7 million in the comparable period in 2005. This decrease was driven by lower volumes in our distribution business, related to a decrease in domestic franchise same store sales, as well as lower food prices, primarily cheese.

Income from operations increased $3.9 million, or 7.7%, to $53.9 million in the first quarter, from $50.0 million in the comparable period in 2005. This increase was driven by strong performance in our international business, lower cheese prices, which benefited our Company-owned stores operating margins, and lower general and administrative expenses, including administrative labor. The average published cheese block price per pound decreased $0.24 to $1.30 in the first quarter, from $1.54 in the prior year period. These increases in income from operations were offset in part by lower royalty revenues from domestic franchise stores.

Net income increased $1.5 million to $26.2 million in the first quarter, from $24.7 million in the comparable period in 2005. This increase was driven primarily by the aforementioned increases in income from operations, offset in part by increases in interest expense and provision for income taxes.

Critical accounting policies and estimates

The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates, including those related to revenue recognition, allowance for uncollectible receivables, long-lived and intangible assets, insurance and legal matters and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Changes in our accounting policies and estimates could materially impact our results of operations and financial condition for any particular period. We believe that our most critical accounting policies and estimates are:

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

Same Store Sales Growth (versus the comparable period in 2005)

First Quarter of 2006
Domestic Company-owned stores	(3.0)%
Domestic franchise stores	(4.0)%

Domestic stores	(3.8)%

International stores	+3.0%

Store Counts and Net Unit Growth

	Domestic Company-owned Stores	Domestic Franchise Stores	Total Domestic Stores	International Stores	Total
Store count at January 1, 2006	581	4,511	5,092	2,987	8,079
Openings	—	9	9	55	64
Closings	(1)	(14)	(15)	(4)	(19)

Store count at March 26, 2006	580	4,506	5,086	3,038	8,124

First quarter of 2006 net growth	(1)	(5)	(6)	51	45

Trailing 4 quarters net growth	12	59	71	254	325

Income Statement Data

	First Quarter of 2006		First Quarter of 2005
Total revenues	$347.7	100.0%	$369.7	100.0%
Cost of sales	253.4	72.9%	276.7	74.8%
General and administrative	40.4	11.6%	43.0	11.6%

Income from operations	53.9	15.5%	50.0	13.6%
Interest expense, net	11.7	3.4%	10.4	2.8%

Income before provision for income taxes	42.2	12.1%	39.6	10.8%
Provision for income taxes	16.0	4.6%	15.0	4.1%

Net income	$26.2	7.5%	$24.7	6.7%

Revenues

Revenues primarily include retail sales by our domestic and international Company-owned stores, royalties from our domestic and international franchise stores, and sales of food, equipment and supplies by our domestic and international distribution centers to certain domestic and international franchise stores. Company-owned store and franchise store revenues may vary significantly from period to period due to changes in store count mix while distribution revenues may vary significantly as a result of fluctuations in commodity prices, primarily cheese and meats.

Consolidated revenues decreased $22.0 million, or 6.0%, to $347.7 million in the first quarter of 2006, from $369.7 million in the comparable period in 2005. This decrease was driven by lower volumes in our distribution business, related to a decrease in domestic franchise same store sales, as well as lower food prices, primarily cheese, and are more fully described below.

Domestic Stores Revenues

Domestic stores revenues are comprised of revenues from our domestic Company-owned store operations and domestic franchise operations, as summarized in the following table.

Domestic Stores	First Quarter of 2006		First Quarter of 2005
Domestic Company-owned stores	$96.5	71.7%	$98.2	71.5%
Domestic franchise	38.1	28.3%	39.2	28.5%

Total domestic stores revenues	$134.6	100.0%	$137.5	100.0%

Domestic stores revenues decreased $2.9 million, or 2.1%, to $134.6 million in the first quarter of 2006, from $137.5 million in the comparable period in 2005. This decrease in revenues was due primarily to lower domestic Company-owned and franchise same store sales. Domestic same store sales decreased 3.8% in the first quarter of 2006, compared to the same period in 2005. Domestic stores were rolling over a same store sales increase of 11.2% in the first quarter of 2005. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $1.7 million, or 1.8%, to $96.5 million in the first quarter of 2006, from $98.2 million in the comparable period in 2005. This decrease in revenues was due primarily to lower same store sales. Domestic Company-owned same store sales decreased 3.0% in the first quarter of 2006, compared to the same period in 2005. Domestic Company-owned stores were rolling over a same store sales increase of 13.8% in the first quarter of 2005. There were 580 and 568 domestic Company-owned stores in operation as of March 26, 2006 and March 27, 2005, respectively.

Domestic Franchise Revenues

Revenues from domestic franchise operations decreased $1.1 million, or 2.8%, to $38.1 million in the first quarter of 2006, from $39.2 million in the comparable period in 2005. This decrease in revenues was due primarily to lower same store sales, offset in part by an increase in the average number of domestic franchise stores open during 2006. Domestic franchise same store sales decreased 4.0% in the first quarter of 2006, compared to the same period in 2005. Domestic franchise stores were rolling over a same store sales increase of 10.8% in the first quarter of 2005. There were 4,506 and 4,447 domestic franchise stores in operation as of March 26, 2006 and March 27, 2005, respectively.

Domestic Distribution Revenues

Revenues from domestic distribution operations decreased $19.4 million, or 9.6%, to $182.4 million in the first quarter of 2006, from $201.8 million in the comparable period in 2005. This decrease in revenues was due primarily to lower volumes, related to a decrease in domestic franchise same store sales, as well as a decrease in cheese prices. The published cheese block price-per-pound averaged $1.30 in the first quarter of 2006, down from $1.54 in the comparable period in 2005. Had the 2006 average cheese prices been in effect during 2005, distribution revenues for the first quarter of 2005 would have been approximately $8.7 million lower than the reported 2005 amount.

International Revenues

Revenues from international operations increased $0.3 million, or 0.9%, to $30.7 million in the first quarter of 2006, from $30.4 million in the comparable period in 2005. This increase in revenues was due to higher same store sales, an increase in the average number of international stores open during 2006 and a related increase in revenues from our international distribution operations. On a constant dollar basis, same store sales increased 3.0% in the first quarter of 2006 versus the comparable period in 2005. There were 3,038 and 2,784 international stores in operation as of March 26, 2006 and March 27, 2005, respectively.

Cost of Sales / Operating Margin

Consolidated cost of sales is comprised primarily of domestic Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $1.3 million, or 1.4%, to $94.3 million in the first quarter of 2006, from $93.0 million in the comparable period in 2005. These results are summarized in the following table.

	First Quarter of 2006		First Quarter of 2005
Consolidated revenues	$347.7	100.0%	$369.7	100.0%
Consolidated cost of sales	253.4	72.9%	276.7	74.8%

Consolidated operating margin	$94.3	27.1%	$93.0	25.2%

The increase in the consolidated operating margin for the first quarter of 2006 was due primarily to improved margins at our Company-owned stores, driven by lower food prices, primarily cheese, and higher margins in our international business, offset in part by lower domestic franchise royalty revenues. Franchise revenues do not have a cost of sales component and, as a result, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin increased 1.9 percentage points to 27.1% in the first quarter of 2006, from 25.2% in the comparable period in 2005. The consolidated operating margin as a percentage of revenues was positively impacted by lower cheese costs, which benefited both domestic Company-owned store and distribution operating margins as a percentage of revenues, as well as improvements in the operating margin in our international operations. The consolidated operating margin as a percentage of revenues was negatively impacted by lower domestic same store sales, which generated lower domestic franchise royalty revenues, lower distribution volumes and lower domestic Company-owned store revenues.

As mentioned above, the consolidated operating margin as a percentage of revenues was positively impacted by lower cheese costs. Cheese price changes are a “pass-through” in domestic distribution revenues and cost of sales and, as such, have no impact on the related operating margin. However, cheese price changes do impact operating margin as a percentage of revenues. Had the 2006 average cheese prices been in effect during 2005, the total operating margin for the first quarter of 2005 would have been approximately 25.8% of total revenues, versus the reported 25.2%. This would have resulted in an operating margin improvement of 1.3 percentage points in the first quarter of 2006, versus the reported improvement of 1.9 percentage points.

Domestic Company-Owned Stores Operating Margin

The domestic Company-owned store operating margin increased $1.2 million, or 6.0%, to $21.3 million in the first quarter of 2006, from $20.1 million in the comparable period in 2005. These results are summarized in the following table.

Domestic Company-Owned Stores	First Quarter of 2006		First Quarter of 2005
Revenues	$96.5	100.0%	$98.2	100.0%
Cost of sales	75.2	78.0%	78.1	79.6%

Store operating margin	$21.3	22.0%	$20.1	20.4%

The increase in the domestic Company-owned store operating margin during the first quarter of 2006 was due primarily to lower food prices, primarily cheese, and lower insurance costs, offset in part by higher occupancy costs, including rent and utilities.

As a percentage of store revenues, the store operating margin increased 1.6 percentage points to 22.0% in the first quarter of 2006, from 20.4% in the comparable period in 2005.

As a percentage of store revenues, food costs decreased 3.1 percentage points to 26.0% in the first quarter of 2006, from 29.1% in the comparable period in 2005. This decrease in food costs as a percentage of store revenues was due primarily to a reduction in food prices, primarily cheese, and a higher average ticket, offset by a change in product mix.

As a percentage of store revenues, labor costs increased 0.5 percentage points to 29.7% in the first quarter of 2006, from 29.2% in the comparable period in 2005. This increase in labor costs as a percentage of store revenues was due primarily to the negative impact of lower revenues.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, increased 1.2 percentage points to 11.5% in the first quarter of 2006, from 10.3% in the comparable period in 2005. This increase in occupancy costs as a percentage of store revenues was due primarily to higher rent and utilities as well as the negative impact of lower revenues.

As a percentage of store revenues, insurance costs decreased 0.5 percentage points to 3.2% in the first quarter of 2006, from 3.7% in the comparable period in 2005. This decrease in insurance costs as a percentage of store revenues was due primarily to improved loss experience, offset in part by the negative impact of lower revenues.

Domestic Distribution Operating Margin

The domestic distribution operating margin remained flat at $19.7 million in the first quarter of 2006, versus the comparable period in 2005. These results are summarized in the following table.

Domestic Distribution	First Quarter of 2006		First Quarter of 2005
Revenues	$182.4	100.0%	$201.8	100.0%
Cost of sales	162.6	89.2%	182.1	90.2%

Distribution operating margin	$19.7	10.8%	$19.7	9.8%

The domestic distribution operating margin for the first quarter of 2006 versus the comparable period in 2005 was positively impacted by lower labor costs and was negatively impacted by higher delivery costs.

As a percentage of distribution revenues, the distribution operating margin increased 1.0 percentage points to 10.8% in the first quarter of 2006, from 9.8% in the comparable period in 2005. This increase was due primarily to lower food prices, primarily cheese and was offset in part by lower volumes as a result of lower domestic franchise same store sales. Had the 2006 average cheese prices been in effect during 2005, the distribution operating margin for the first quarter of 2005 would have been approximately 10.2% of distribution revenues, versus the reported 9.8%. This would have resulted in an operating margin improvement of 0.6 percentage points in the first quarter of 2006, versus the reported improvement of 1.0 percentage points.

General and Administrative Expenses

General and administrative expenses decreased $2.6 million, or 6.0%, to $40.4 million in the first quarter of 2006, from $43.0 million in the comparable period in 2005. This decrease in general and administrative expenses was due primarily to lower insurance costs, resulting from improved loss experience, and decreases in variable general and administrative expenses, including lower administrative labor. As a percentage of total revenues, general and administrative expenses remained flat at 11.6% in the first quarter of 2006, versus comparable period in 2005.

Interest Expense

Interest expense increased $1.5 million, or 13.6%, to $12.1 million in the first quarter of 2006, from $10.6 million in the comparable period in 2005. This increase was due primarily to higher effective borrowing rates offset in part by lower average debt balances during 2006.

Our effective borrowing rate increased 1.0 percentage point to 6.3% during the first quarter of 2006, from 5.3% in the comparable period in 2005. The effective borrowing rate for the first quarter of 2006 was negatively impacted by changes in our outstanding interest rate swaps as well as higher market interest rates and was offset in part by reduced senior credit facility margin pricing.

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

The average outstanding debt balance, excluding capital lease obligations, decreased $34.9 million to $718.0 million in the first quarter of 2006, from $752.9 million in the comparable period in 2005.

Provision for Income Taxes

Provision for income taxes increased $1.0 million to $16.0 million in the first quarter of 2006, from $15.0 million in the comparable period in 2005. The effective tax rate increased 0.2 percentage points to 38.0% during the first quarter of 2006, from 37.8% in the comparable period in 2005.

Liquidity and Capital Resources

We had negative working capital of $10.0 million and cash and cash equivalents of $16.4 million at March 26, 2006. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay debt, invest in long-term assets, and pay dividends, reduce our working capital amounts. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures, debt repayments and dividends from these sources. We did not have any material commitments for capital expenditures as of March 26, 2006.

As of March 26, 2006, we had $801.2 million of debt, of which $0.3 million was classified as a current liability. Letters of credit issued under the $125.0 million revolving credit facility were $31.3 million. These letters of credit are primarily related to our casualty insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

We enter into interest rate swaps, collars or similar instruments with the objective of managing volatility relating to our borrowing costs. As of March 26, 2006, we were party to interest rate derivatives in the total notional amount of $450.0 million.

Cash provided by operating activities was $28.7 million and $38.6 million in the first quarter of 2006 and 2005, respectively. The $9.9 million decrease was due primarily to an $11.9 million net change in operating assets and liabilities, offset in part by a $1.5 million increase in net income. The $11.9 million decrease in operating cash flow resulting from the net change in operating assets and liabilities was due primarily to changes in accruals for compensation and taxes.

Cash used in investing activities was $3.8 million and $4.6 million in the first quarter of 2006 and 2005, respectively. The $0.8 million decrease was due primarily to a $2.5 million decrease in capital expenditures, offset in part by a $1.4 million decrease in proceeds from the sale of property, plant and equipment.

Cash used in financing activities was $75.4 million and $21.1 million in the first quarter of 2006 and 2005, respectively. The $54.3 million increase was due primarily to a $145.0 million purchase of common stock during the first quarter of 2006 and a $10.0 million increase in repayments of long-term debt. These increases in cash used in financing activities were offset in part by $100.0 million of proceeds from the issuance of long-term debt that was used to partially fund the purchase of common stock during the first quarter of 2006.

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

Interest Rate Risk

Our variable interest expense is sensitive to changes in the general level of interest rates. At March 26, 2006, the weighted average interest rate on our $273.0 million of variable interest debt was 7.0%.

We had total interest expense of approximately $12.1 million in the first quarter of 2006. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $0.9 million.

Item 4. Controls and Procedures

Management, with the participation of Domino’s Pizza, Inc.’s Chairman and Chief Executive Officer, David A. Brandon, and Executive Vice President and Chief Financial Officer, L. David Mounts, performed an evaluation of the effectiveness of Domino’s Pizza, Inc.’s and Domino’s, Inc.’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Messrs. Brandon and Mounts concluded that each of Domino’s Pizza, Inc.’s and Domino’s, Inc.’s disclosure controls and procedures were effective.

During the quarterly period ended March 26, 2006 there have been no changes in either Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the year ended January 1, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period #1 (January 2, 2006 to January 29, 2006)	—		—	—	—
Period #2 (January 30, 2006 to February 26, 2006)	—		—	—	—
Period #3 (February 27, 2006 to March 26, 2006)	5,624,602	(1)	$25.78	—	—

Total	5,624,602		$25.78	—	—

(1)	As previously reported, in the first quarter we repurchased and retired 5,624,602 shares of our Common Stock from investment funds associated with Bain Capital, LLC, for $145.0 million, or $25.78 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by L. David Mounts pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.3	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

31.4	Certification by L. David Mounts pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

32.1	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by L. David Mounts pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.3	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

32.4	Certification by L. David Mounts pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned duly authorized officer.

DOMINO’S PIZZA, INC.
DOMINO’S, INC.
(Registrants)

Date: April 27, 2006	/s/ L. David Mounts
L. David Mounts
Chief Financial Officer