Form 10-Q
period 2006-09-10
DOMINOS PIZZA INC; DOMINOS INC
filed 2006-10-12
CIK 1286681, 1079458

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 10, 2006

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

As of October 8, 2006, Domino’s Pizza, Inc. had 62,318,179 shares of common stock, par value $0.01 per share, outstanding. As of October 8, 2006, Domino’s, Inc. had 10 shares of common stock, par value $0.01 per share, outstanding. All of the stock of Domino’s, Inc. was held by Domino’s Pizza, Inc.

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

Domino’s Pizza, Inc.

Domino’s, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 10, 2006	January 1, 2006 (Note)
Assets
Current assets:
Cash and cash equivalents	$11,043	$66,919
Accounts receivable	66,553	74,437
Inventories	19,108	24,231
Notes receivable	747	408
Prepaid expenses and other	11,502	13,771
Advertising fund assets, restricted	23,060	35,643
Deferred income taxes	5,825	5,937

Total current assets	137,838	221,346

Property, plant and equipment:
Land and buildings	19,814	22,107
Leasehold and other improvements	82,756	82,802
Equipment	162,178	163,840
Construction in progress	4,406	2,892

	269,154	271,641
Accumulated depreciation and amortization	(148,292)	(140,186)

Property, plant and equipment, net	120,862	131,455

Other assets:
Deferred financing costs	9,504	11,652
Goodwill	21,343	22,084
Capitalized software, net	17,771	20,337
Other assets	11,097	15,543
Deferred income taxes	41,234	38,657

Total other assets	100,949	108,273

Total assets	$359,649	$461,074

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$279	$35,304
Accounts payable	55,301	60,330
Accrued income taxes	3,883	8,660
Insurance reserves	9,506	9,681
Advertising fund liabilities	23,060	35,643
Other accrued liabilities	65,800	67,767

Total current liabilities	157,829	217,385

Long-term liabilities:
Long-term debt, less current portion	740,656	702,358
Insurance reserves	24,484	23,640
Other accrued liabilities	29,115	28,676

Total long-term liabilities	794,255	754,674

Stockholders’ deficit:
Common stock	623	672
Additional paid-in capital	128,568	259,695
Retained deficit	(725,064)	(777,906)
Accumulated other comprehensive income	3,438	6,554

Total stockholders’ deficit	(592,435)	(510,985)

Total liabilities and stockholders’ deficit	$359,649	$461,074

Note: The balance sheet at January 1, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(In thousands, except per share data)	September 10, 2006	September 11, 2005	September 10, 2006	September 11, 2005
Revenues:
Domestic Company-owned stores	$89,284	$91,024	$275,987	$280,923
Domestic franchise	35,696	35,914	109,588	112,384
Domestic distribution	175,531	182,085	527,967	572,127
International	26,158	28,553	88,523	88,764

Total revenues	326,669	337,576	1,002,065	1,054,198

Cost of sales:
Domestic Company-owned stores	71,785	71,784	218,221	223,017
Domestic distribution	157,070	164,430	471,317	516,753
International	12,035	14,850	43,688	46,504

Total cost of sales	240,890	251,064	733,226	786,274

Operating margin	85,779	86,512	268,839	267,924

General and administrative	35,066	41,992	117,836	127,207

Income from operations	50,713	44,520	151,003	140,717

Interest income	381	83	860	373
Interest expense	(13,600)	(11,674)	(38,564)	(32,852)

Income before provision for income taxes	37,494	32,929	113,299	108,238

Provision for income taxes	12,970	12,645	38,117	40,152

Net income	$24,524	$20,284	$75,182	$68,086

Earnings per share:
Common stock – basic	$0.39	$0.31	$1.18	$1.02
Common stock – diluted	0.39	0.30	1.16	0.99

Dividends declared per share	$0.12	$0.10	$0.36	$0.30

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
(In thousands)	September 10, 2006	September 11, 2005
Cash flows from operating activities:
Net income	$75,182	$68,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,390	22,240
Amortization of deferred financing costs and debt discount	2,568	2,057
Provision (benefit) for deferred income taxes	(2,570)	1,281
Non-cash compensation expense	3,412	1,984
Other	(3,832)	1,368
Changes in operating assets and liabilities	(7,034)	(5,941)

Net cash provided by operating activities	90,116	91,075

Cash flows from investing activities:
Capital expenditures	(14,794)	(20,692)
Proceeds from sale of property, plant and equipment	12,974	2,672
Other	73	(678)

Net cash used in investing activities	(1,747)	(18,698)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,332	859
Repurchase of common stock	(145,000)	(75,000)
Proceeds from issuance of long-term debt	100,000	40,000
Repayments of long-term debt and capital lease obligation	(95,194)	(65,220)
Cash paid for financing fees	(250)	(514)
Common stock dividends	(14,875)	(13,512)
Proceeds from exercise of stock options	3,575	3,761
Tax benefit from exercise of stock options	4,112	17,814
Other	—	722

Net cash used in financing activities	(144,300)	(91,090)

Effect of exchange rate changes on cash and cash equivalents	55	219

Decrease in cash and cash equivalents	(55,876)	(18,494)

Cash and cash equivalents, at beginning of period	66,919	40,396

Cash and cash equivalents, at end of period	$11,043	$21,902

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 10, 2006

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended January 1, 2006 included in our annual report on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 10, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

Domino’s Pizza, Inc. is the parent and holding company of Domino’s, Inc. Accordingly, all 10 outstanding shares of Domino’s, Inc. common stock, par value $0.01 per share, are owned by Domino’s Pizza, Inc. As the holding company of Domino’s, Inc., Domino’s Pizza, Inc. does not conduct ongoing business operations. As a result, the financial information for Domino’s Pizza, Inc. and subsidiaries and Domino’s, Inc. and subsidiaries is substantially similar. As the differences are minor, we have presented Domino’s Pizza, Inc. and subsidiaries information throughout this filing, except for the supplemental guarantor condensed consolidating financial statements of Domino’s, Inc. and subsidiaries included in Note 9.

2. Comprehensive Income

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 10, 2006	September 11, 2005	September 10, 2006	September 11, 2005
Net income	$24,524	$20,284	$75,182	$68,086
Unrealized gains (losses) on derivative instruments, net of tax	(505)	356	1,085	1,831
Reclassification adjustment for gains included in net income, net of tax	(3,381)	(220)	(4,935)	(1,162)
Currency translation adjustment	31	598	734	(790)

Comprehensive income	$20,669	$21,018	$72,066	$67,965

3. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended September 10, 2006 and September 11, 2005
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2006	$124,980	$199,893	$26,158	$(24,362)	$—	$326,669
2005	126,938	208,559	28,553	(26,474)	—	337,576
Income from operations –
2006	$31,649	$12,900	$14,371	N/A	$(8,207)	$50,713
2005	33,225	11,736	8,761	N/A	(9,202)	44,520
Segment Income –
2006	$34,041	$15,067	$11,679	N/A	$(4,780)	$56,007
2005	36,382	14,148	9,144	N/A	(6,309)	53,365

	Three Fiscal Quarters Ended September 10, 2006 and September 11, 2005
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2006	$385,575	$601,380	$88,523	$(73,413)	$—	$1,002,065
2005	393,307	654,385	88,764	(82,258)	—	1,054,198
Income from operations –
2006	$100,661	$40,239	$36,572	N/A	$(26,469)	$151,003
2005	104,179	36,536	26,687	N/A	(26,685)	140,717
Segment Income –
2006	$109,344	$46,741	$34,459	N/A	$(16,804)	$173,740
2005	112,954	43,909	27,797	N/A	(19,284)	165,376

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 10, 2006	September 11, 2005	September 10, 2006	September 11, 2005
Total Segment Income	$56,007	$53,365	$173,740	$165,376
Depreciation and amortization	(7,416)	(7,554)	(22,390)	(22,240)
Gains (losses) on sale/disposal of assets	3,444	(346)	3,065	(435)
Non-cash stock compensation expense	(1,322)	(945)	(3,412)	(1,984)

Income from operations	50,713	44,520	151,003	140,717

Interest income	381	83	860	373
Interest expense	(13,600)	(11,674)	(38,564)	(32,852)

Income before provision for income taxes	$37,494	$32,929	$113,299	$108,238

4. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 10, 2006	September 11, 2005	September 10, 2006	September 11, 2005
Net income available to common stockholders – basic and diluted	$24,524	$20,284	$75,182	$68,086

Weighted average number of shares	62,201,247	66,379,392	63,481,768	66,867,837
Earnings per share – basic	$0.39	$0.31	$1.18	$1.02
Diluted weighted average number of shares	63,405,773	68,226,744	64,856,318	68,995,839
Earnings per share – diluted	$0.39	$0.30	$1.16	$0.99

The denominator in calculating diluted earnings per share for common stock for both the third quarter and first three quarters of 2006 does not include 3,371,500 and 3,363,900 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive.

5. Sale of Certain Company-owned Operations

During the second quarter of 2006, the Company signed a stock purchase agreement to sell its Company-owned operations in France and the Netherlands to its master franchisee for Australia and New Zealand. The sale closed in the third quarter. During the third quarter, the Company recognized a gain of approximately $2.8 million related to the sale, due primarily to the recognition of foreign currency translation adjustments. The gain was included in general and administrative expenses. During the second quarter of 2006, the Company recorded a $2.9 million tax benefit as it was apparent that it would realize a benefit resulting from tax losses to be realized upon the sale of these operations.

Additionally, during the third quarter of 2006, the Company sold 11 domestic Company-owned stores to an existing franchisee. The sale resulted in a pre-tax gain of approximately $0.7 million, or $0.4 million after tax.

6. Supplemental Disclosure of Cash Flow Information

The Company recorded a $7.5 million dividend payable during the third quarter of 2006. The dividend was subsequently paid on September 30, 2006.

7. Effect of Adoption of Statement of Financial Accounting Standard No. 123(R)

During 2005, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) (revised 2004), “Share-Based Payment” using the modified retrospective method. This method allows the restatement of interim financial statements in the year of adoption based on the amounts previously calculated in the pro forma footnote disclosures required by SFAS No. 123. The amounts presented herein for the third quarter and first three quarters of 2005 have been revised to include the effects of this adoption. As a result of the adoption, net income decreased approximately $0.5 million and $1.1 million from the amounts previously reported for the third quarter and first three quarters of 2005, respectively.

8. New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its results of operations.

9. Supplemental Guarantor Condensed Consolidating Financial Statements of Domino’s, Inc. and Subsidiaries

The tables below present condensed consolidating financial information for the applicable periods for: (1) Domino’s, Inc.; (2) on a combined basis, the guarantor subsidiaries of Domino’s, Inc.’s senior subordinated notes due 2011, which includes most of the domestic subsidiaries of Domino’s, Inc. and one foreign subsidiary of Domino’s, Inc.; and (3) on a combined basis, the non-guarantor subsidiaries of Domino’s, Inc.’s senior subordinated notes due 2011. The separate financial statements of Domino’s, Inc. and subsidiaries are presented using the equity method of accounting. Accordingly, Domino’s, Inc.’s investment in subsidiaries is included in “Other assets” and the net earnings of the subsidiaries are included in “Equity earnings in subsidiaries.” Except for the minor differences noted in the footnote to the condensed consolidating balance sheet below, the consolidated financial statements of Domino’s, Inc. and subsidiaries are substantially similar to the consolidated financial statements of Domino’s Pizza, Inc. and subsidiaries. Each of the guarantor subsidiaries is jointly, severally, fully and unconditionally liable under the related guarantee.

Domino’s, Inc. and Subsidiaries

Supplemental Guarantor Condensed Consolidating Balance Sheets

	As of September 10, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$11,043	$—	$—	$11,043
Accounts receivable	—	66,553	—	—	66,553
Advertising fund assets, restricted	—	—	23,060	—	23,060
Other current assets	5,215	31,967	—	—	37,182

Current assets	5,215	109,563	23,060	—	137,838
Property, plant and equipment, net	—	120,862	—	—	120,862
Other assets	155,544	61,723	—	(116,318)	100,949

Total assets	$160,759	$292,148	$23,060	$(116,318)	$359,649

Current portion of long-term debt	$—	$279	$—	$—	$279
Accounts payable	—	55,301	—	—	55,301
Advertising fund liabilities	—	—	23,060	—	23,060
Other current liabilities	10,055	61,669	—	—	71,724

Current liabilities (1)	10,055	117,249	23,060	—	150,364
Long-term debt	735,421	5,235	—	—	740,656
Other long-term liabilities	253	53,346	—	—	53,599

Long-term liabilities	735,674	58,581	—	—	794,255
Stockholder’s equity (deficit) (1)	(584,970)	116,318	—	(116,318)	(584,970)

Total liabilities and stockholder’s equity (deficit)	$160,759	$292,148	$23,060	$(116,318)	$359,649

(1)	Domino’s Pizza, Inc. and subsidiaries had current liabilities of $157,829, or $7,465 more than Domino’s, Inc. and subsidiaries at September 10, 2006. Domino’s Pizza, Inc. and subsidiaries had total stockholders’ deficit of $592,435, or $7,465 more than Domino’s, Inc. and subsidiaries at September 10, 2006. These differences resulted from the inclusion of a dividend payable recorded on Domino’s Pizza, Inc. and subsidiaries that was not recorded on Domino’s, Inc. and subsidiaries. While Domino’s, Inc. and subsidiaries distributed funds to Domino’s Pizza, Inc. and subsidiaries subsequent to the third quarter to pay this dividend, it was not a liability for Domino’s, Inc. and subsidiaries at September 10, 2006. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

	As of January 1, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$66,389	$530	$—	$66,919
Accounts receivable	—	78,533	8,281	(12,377)	74,437
Advertising fund assets, restricted	—	—	35,643	—	35,643
Other current assets	6,098	36,253	1,996	—	44,347

Current assets	6,098	181,175	46,450	(12,377)	221,346
Property, plant and equipment, net	—	128,724	2,731	—	131,455
Other assets	225,980	63,168	2,068	(182,943)	108,273

Total assets	$232,078	$373,067	$51,249	$(195,320)	$461,074

Current portion of long-term debt	$35,000	$264	$40	$—	$35,304
Accounts payable	—	57,900	14,807	(12,377)	60,330
Advertising fund liabilities	—	—	35,643	—	35,643
Other current liabilities	11,349	72,062	2,697	—	86,108

Current liabilities	46,349	130,226	53,187	(12,377)	217,385
Long-term debt	696,714	5,423	221	—	702,358
Other long-term liabilities	—	52,143	173	—	52,316

Long-term liabilities	696,714	57,566	394	—	754,674
Stockholder’s equity (deficit)	(510,985)	185,275	(2,332)	(182,943)	(510,985)

Total liabilities and stockholder’s equity (deficit)	$232,078	$373,067	$51,249	$(195,320)	$461,074

Domino’s, Inc. and Subsidiaries
Supplemental Guarantor Condensed Consolidating Statements of Income

	Fiscal Quarter Ended September 10, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$325,385	$1,284	$—	$326,669

Cost of sales	—	239,942	948	—	240,890

Operating margin	—	85,443	336	—	85,779

General and administrative	—	34,771	295	—	35,066

Income from operations	—	50,672	41	—	50,713

Equity earnings in subsidiaries	33,330	—	—	(33,330)	—
Interest income (expense), net	(13,448)	229	—	—	(13,219)

Income (loss) before provision (benefit) for income taxes	19,882	50,901	41	(33,330)	37,494

Provision (benefit) for income taxes	(4,642)	17,612	—	—	12,970

Net income (loss)	$24,524	$33,289	$41	$(33,330)	$24,524

	Three Fiscal Quarters Ended September 10, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$986,790	$15,275	$—	$1,002,065

Cost of sales	—	722,409	10,817	—	733,226

Operating margin	—	264,381	4,458	—	268,839

General and administrative	—	114,366	3,470	—	117,836

Income from operations	—	150,015	988	—	151,003

Equity earnings in subsidiaries	100,884	—	—	(100,884)	—
Interest income (expense), net	(38,142)	451	(13)	—	(37,704)

Income (loss) before provision (benefit) for income taxes	62,742	150,466	975	(100,884)	113,299

Provision (benefit) for income taxes	(12,440)	50,557	—	—	38,117

Net income (loss)	$75,182	$99,909	$975	$(100,884)	$75,182

	Fiscal Quarter Ended September 11, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$330,587	$6,989	$—	$337,576

Cost of sales	—	245,928	5,136	—	251,064

Operating margin	—	84,659	1,853	—	86,512

General and administrative	—	40,831	1,161	—	41,992

Income from operations	—	43,828	692	—	44,520

Equity earnings in subsidiaries	27,641	—	—	(27,641)	—
Interest expense, net	(11,518)	(62)	(11)	—	(11,591)

Income (loss) before provision (benefit) for income taxes	16,123	43,766	681	(27,641)	32,929

Provision (benefit) for income taxes	(4,161)	16,806	—	—	12,645

Net income (loss)	$20,284	$26,960	$681	$(27,641)	$20,284

	Three Fiscal Quarters Ended September 11, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,031,502	$22,696	$—	$1,054,198

Cost of sales	—	769,886	16,388	—	786,274

Operating margin	—	261,616	6,308	—	267,924

General and administrative	—	121,022	6,185	—	127,207

Income from operations	—	140,594	123	—	140,717

Equity earnings in subsidiaries	88,503	—	—	(88,503)	—
Interest expense, net	(32,410)	(43)	(26)	—	(32,479)

Income (loss) before provision (benefit) for income taxes	56,093	140,551	97	(88,503)	108,238

Provision (benefit) for income taxes	(11,993)	52,145	—	—	40,152

Net income (loss)	$68,086	$88,406	$97	$(88,503)	$68,086

Domino’s, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statements of Cash Flows

	Three Fiscal Quarters Ended September 10, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(36,925)	$127,409	$(368)	$—	$90,116

Capital expenditures	—	(14,611)	(183)	—	(14,794)
Other	—	13,047	—	—	13,047

Net cash used in investing activities	—	(1,564)	(183)	—	(1,747)

Proceeds from the issuance of long-term debt	100,000	—	—	—	100,000
Repayments of debt	(95,000)	(174)	(20)	—	(95,194)
Net intercompany transactions	32,175	(192,050)	—	—	(159,875)
Other	(250)	11,019	—	—	10,769

Net cash provided by (used in) financing activities	36,925	(181,205)	(20)	—	(144,300)

Effect of exchange rate changes on cash and cash equivalents	—	14	41	—	55

Decrease in cash and cash equivalents	—	(55,346)	(530)	—	(55,876)

Cash and cash equivalents, at beginning of period	—	66,389	530	—	66,919

Cash and cash equivalents, at end of period	$—	$11,043	$—	$—	$11,043

	Three Fiscal Quarters Ended September 11, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(31,629)	$122,274	$430	$—	$91,075

Capital expenditures	—	(20,590)	(102)	—	(20,692)
Other	—	1,994	—	—	1,994

Net cash used in investing activities	—	(18,596)	(102)	—	(18,698)

Proceeds from the issuance of long-term debt	40,000	—	—	—	40,000
Repayments of debt	(65,000)	(159)	(61)	—	(65,220)
Net intercompany transactions	54,019	(142,617)	—	—	(88,598)
Other	(514)	23,242	—	—	22,728

Net cash provided by (used in) financing activities	28,505	(119,534)	(61)	—	(91,090)

Effect of exchange rate changes on cash and cash equivalents	—	55	164	—	219

Increase (decrease) in cash and cash equivalents	(3,124)	(15,801)	431	—	(18,494)

Cash and cash equivalents, at beginning of period	3,124	36,331	941	—	40,396

Cash and cash equivalents, at end of period	$—	$20,530	$1,372	$—	$21,902

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2006 and 2005 third quarters referenced herein represent the twelve-week periods ended September 10, 2006 and September 11, 2005, respectively. The 2006 and 2005 first three quarters referenced herein represent the thirty-six week periods ended September 10, 2006 and September 11, 2005, respectively.

Overview

We are the number one pizza delivery company in the United States and have a leading international presence. We operate through a network of Company-owned stores, all of which are in the United States, and franchise stores located in all 50 states and in more than 50 countries. In addition, we operate regional dough manufacturing and distribution centers in the United States and Canada.

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

	Third Quarter of 2006		Third Quarter of 2005		First Three Quarters of 2006		First Three Quarters of 2005
Global retail sales growth	+3.1%		+7.8%		+1.7%		+11.7%

Same store sales growth:
Domestic Company-owned stores	(2.3)%		+4.2%		(2.8)%		+8.9%
Domestic franchise stores	(3.2)%		+0.7%		(4.2)%		+5.9%

Domestic stores	(3.1)%		+1.1%		(4.0)%		+6.3%

International stores	+3.0%		+4.5%		+4.0%		+6.9%

Store counts (at end of period):
Domestic Company-owned stores	565		574
Domestic franchise stores	4,535		4,452

Domestic stores	5,100		5,026
International stores	3,138		2,919

Total stores	8,238		7,945

Income statement data:

Total revenues	$326.7	100.0%	$337.6	100.0%	$1,002.1	100.0%	$1,054.2	100.0%

Cost of sales	240.9	73.7%	251.1	74.4%	733.2	73.2%	786.3	74.6%
General and administrative	35.1	10.7%	42.0	12.4%	117.8	11.8%	127.2	12.1%

Income from operations	50.7	15.6%	44.5	13.2%	151.0	15.0%	140.7	13.3%
Interest expense, net	13.2	4.1%	11.6	3.4%	37.7	3.7%	32.5	3.0%

Income before provision for income taxes	37.5	11.5%	32.9	9.8%	113.3	11.3%	108.2	10.3%
Provision for income taxes	13.0	4.0%	12.6	3.8%	38.1	3.8%	40.2	3.8%

Net income	$24.5	7.5%	$20.3	6.0%	$75.2	7.5%	$68.1	6.5%

Global retail sales growth in 2006, comprised of retail sales results at both our franchise and Company-owned stores worldwide, was driven primarily by same store sales growth in our international markets as well as an increase in our worldwide store counts during the trailing four quarters.

The decreases in domestic same store sales in 2006 were due primarily to stronger promotion performance and higher same store sales comparisons in the prior year periods. The increase in international same store sales reflect continued strong promotional and operational performance.

Additionally, we grew our worldwide net store counts by 48 and 293 stores during the third quarter and trailing four quarters, respectively.

Revenues decreased $10.9 million, or 3.2%, in the third quarter of 2006 and decreased $52.1 million, or 4.9%, in the first three quarters of 2006. These decreases were driven by lower volumes in our distribution business related to decreases in domestic franchise same store sales, lower food prices, primarily cheese, and lower Company-owned store revenues.

Income from operations increased $6.2 million, or 13.9%, in the third quarter of 2006 and increased $10.3 million, or 7.3%, in the first three quarters of 2006. These increases were driven by strong performance in our international business, lower cheese prices, which benefited the operating margins of our Company-owned stores, and improved margins in our distribution business. Additionally, income from operations was positively impacted by decreases in general and administrative expenses, driven primarily by gains on the sale of certain Company-owned operations. These increases in income from operations were offset in part by the aforementioned decreases in revenues.

Net income increased $4.2 million, or 20.9%, in the third quarter of 2006 and increased $7.1 million, or 10.4%, in the first three quarters of 2006. These increases were driven primarily by the aforementioned increases in income from operations and decreases in the effective tax rate resulting from the sale of our Company-owned operations in France and the Netherlands. These increases were offset in part by higher interest expense due primarily to increases in average borrowing rates.

Revenues

	Third Quarter of 2006		Third Quarter of 2005		First Three Quarters of 2006		First Three Quarters of 2005
Domestic Company-owned stores	$89.3	27.3%	$91.0	27.0%	$276.0	27.6%	$280.9	26.6%
Domestic franchise	35.7	10.9%	35.9	10.6%	109.6	10.9%	112.4	10.7%
Domestic distribution	175.5	53.8%	182.1	53.9%	528.0	52.7%	572.1	54.3%
International	26.2	8.0%	28.6	8.5%	88.5	8.8%	88.8	8.4%

Total revenues	$326.7	100.0%	$337.6	100.0%	$1,002.1	100.0%	$1,054.2	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties from our franchise stores, and sales of food, equipment and supplies by our distribution centers to certain franchise stores. Company-owned store and franchise store revenues may vary significantly from period to period due to changes in store count mix while distribution revenues may vary significantly as a result of fluctuations in commodity prices, primarily cheese and meats.

Domestic Stores Revenues

	Third Quarter of 2006		Third Quarter of 2005		First Three Quarters of 2006		First Three Quarters of 2005
Domestic Company-owned stores	$89.3	71.4%	$91.0	71.7%	$276.0	71.6%	$280.9	71.4%
Domestic franchise	35.7	28.6%	35.9	28.3%	109.6	28.4%	112.4	28.6%

Domestic stores	$125.0	100.0%	$126.9	100.0%	$385.6	100.0%	$393.3	100.0%

Domestic stores revenues decreased $1.9 million, or 1.5%, in the third quarter of 2006 and decreased $7.7 million, or 2.0%, in the first three quarters of 2006. These decreases in revenues were due primarily to lower domestic same store sales, offset in part by an increase in the average number of domestic stores open during 2006. Domestic same store sales decreased 3.1% in the third quarter of 2006 and decreased 4.0% in the first three quarters of 2006. Domestic same store sales increased 1.1% in the third quarter of 2005 and increased 6.3% in the first three quarters of 2005. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $1.7 million, or 1.9%, in the third quarter of 2006 and decreased $4.9 million, or 1.8%, in the first three quarters of 2006. These decreases in revenues were due primarily to lower same store sales. Domestic Company-owned same store sales decreased 2.3% in the third quarter of 2006 and decreased 2.8% in the first three quarters of 2006. Domestic Company-owned same store sales increased 4.2% in the third quarter of 2005 and increased 8.9% in the first three quarters of 2005. There were 565 and 574 domestic Company-owned stores in operation as of September 10, 2006 and September 11, 2005, respectively.

Domestic Franchise Revenues

Revenues from domestic franchise operations decreased $0.2 million, or 0.6%, in the third quarter of 2006 and decreased $2.8 million, or 2.5%, in the first three quarters of 2006. These decreases in revenues were due primarily to lower same store sales, offset in part by an increase in the average number of domestic franchise stores open during 2006. Domestic franchise same store sales decreased 3.2% in the third quarter of 2006 and decreased 4.2% in the first three quarters of 2006. Domestic franchise same store sales increased 0.7% in the third quarter of 2005 and increased 5.9% in the first three quarters of 2005. There were 4,535 and 4,452 domestic franchise stores in operation as of September 10, 2006 and September 11, 2005, respectively.

Domestic Distribution Revenues

Revenues from domestic distribution operations decreased $6.6 million, or 3.6%, in the third quarter of 2006 and decreased $44.1 million, or 7.7%, in the first three quarters of 2006. These decreases in revenues were due primarily to lower volumes, related to decreases in domestic franchise same store sales, as well as decreases in cheese prices. The published cheese block price-per-pound averaged $1.19 and $1.22 in the third quarter and first three quarters of 2006, respectively, down from $1.48 and $1.51 in the comparable periods in 2005. Had the 2006 average cheese prices been in effect during 2005, distribution revenues for the third quarter and first three quarters of 2005 would have been approximately $9.5 million and $28.7 million, respectively, lower than the reported 2005 amounts.

International Revenues

Revenues from international operations decreased $2.4 million, or 8.4%, in the third quarter of 2006 and decreased $0.3 million, or 0.3%, in the first three quarters of 2006. These decreases in revenues were due primarily to the sale of Company-owned operations in France and the Netherlands and were offset in part by higher royalty revenues due to increases in same store sales and the average number of international stores open during 2006. Additionally, revenues for the first three quarters of 2006 were positively impacted by higher revenues from our international distribution operations. On a constant dollar basis, same store sales increased 3.0% in the third quarter of 2006 and increased 4.0% in the first three quarters of 2006. On a constant dollar basis, international same store sales increased 4.5% in the third quarter of 2005 and increased 6.9% in the first three quarters of 2005. There were 3,138 and 2,919 international stores in operation as of September 10, 2006 and September 11, 2005, respectively.

Cost of Sales / Operating Margin

	Third Quarter of 2006		Third Quarter of 2005		First Three Quarters of 2006		First Three Quarters of 2005
Consolidated revenues	$326.7	100.0%	$337.6	100.0%	$1,002.1	100.0%	$1,054.2	100.0%
Consolidated cost of sales	240.9	73.7%	251.1	74.4%	733.2	73.2%	786.3	74.6%

Consolidated operating margin	$85.8	26.3%	$86.5	25.6%	$268.8	26.8%	$267.9	25.4%

Consolidated cost of sales primarily consists of domestic Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, decreased $0.7 million, or 0.8%, in the third quarter of 2006 and increased $0.9 million, or 0.3%, in the first three quarters of 2006. The decrease in the consolidated operating margin in the third quarter was due primarily to lower margins at our Company-owned stores and lower domestic same store sales. This decrease was offset in part by improved margins in our distribution operations, higher margins in our international business and lower food prices, primarily cheese. The increase in consolidated operating margin in the first three quarters was due primarily to higher margins in our international business, improved margins in our distribution operations and lower food prices, primarily cheese. This increase was offset in part by lower margins at our Company-owned stores and lower domestic franchise royalty revenues. Franchise revenues do not have a cost of sales component and, as a result, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin increased 0.7 percentage points in the third quarter of 2006 and increased 1.4 percentage points in the first three quarters of 2006. The consolidated operating margin as a percentage of revenues was positively impacted by lower cheese costs, which benefited both domestic Company-owned store and distribution operating margins as a percentage of revenues, as well as improvements in the operating margins in our international operations. The consolidated operating margin as a percentage of revenues was negatively impacted by lower domestic same store sales, which generated lower domestic franchise royalty revenues, lower distribution volumes and lower domestic Company-owned store revenues.

As mentioned above, the consolidated operating margin as a percentage of revenues was positively impacted by lower cheese costs. Cheese price changes are a “pass-through” in domestic distribution revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2006 average cheese prices had been in effect during 2005, the consolidated operating margin for the third quarter and first three quarters of 2005 would have been approximately 26.4% and 26.1% of total revenues, respectively, versus the reported 25.6% and 25.4%.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Third Quarter of 2006		Third Quarter of 2005		First Three Quarters of 2006		First Three Quarters of 2005
Revenues	$89.3	100.0%	$91.0	100.0%	$276.0	100.0%	$280.9	100.0%
Cost of sales	71.8	80.4%	71.8	78.9%	218.2	79.1%	223.0	79.4%

Store operating margin	$17.5	19.6%	$19.2	21.1%	$57.8	20.9%	$57.9	20.6%

The domestic Company-owned store operating margin decreased $1.7 million, or 9.0%, in the third quarter of 2006 and decreased $0.1 million, or 0.2%, in the first three quarters of 2006. These decreases were due primarily to higher occupancy costs, including utilities and rent, offset in part by lower food prices, primarily cheese.

As a percentage of store revenues, the store operating margin decreased 1.5 percentage points in the third quarter of 2006 and increased 0.3 percentage points in the first three quarters of 2006.

As a percentage of store revenues, food costs decreased 1.1 percentage points to 26.7% in the third quarter of 2006 and decreased 2.3 percentage points to 26.1% in the first three quarters of 2006. These decreases in food costs as a percentage of store revenues were due primarily to a reduction in food prices, primarily cheese, and a higher average ticket.

As a percentage of store revenues, labor costs increased 0.3 percentage points to 29.9% in the third quarter of 2006 and increased 0.3 percentage points to 29.8% in the first three quarters of 2006. These increases in labor costs as a percentage of store revenues were due primarily to the negative impact of lower revenues.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, increased 1.3 percentage points to 12.5% in the third quarter of 2006 and increased 1.3 percentage points to 12.0% in the first three quarters of 2006. These increases in occupancy costs as a percentage of store revenues were due primarily to higher utilities and rent as well as the negative impact of lower revenues.

As a percentage of store revenues, insurance costs increased 0.4 percentage points to 3.4% in the third quarter of 2006 and decreased 0.2 percentage points to 3.4% in the first three quarters of 2006. This decrease in insurance costs as a percentage of store revenues for the first three quarters was due primarily to improved loss experience, offset in part by the negative impact of lower revenues.

Domestic Distribution Operating Margin

Domestic Distribution	Third Quarter of 2006		Third Quarter of 2005		First Three Quarters of 2006		First Three Quarters of 2005
Revenues	$175.5	100.0%	$182.1	100.0%	$528.0	100.0%	$572.1	100.0%
Cost of sales	157.1	89.5%	164.4	90.3%	471.3	89.3%	516.8	90.3%

Distribution operating margin	$18.5	10.5%	$17.7	9.7%	$56.7	10.7%	$55.4	9.7%

The domestic distribution operating margin increased $0.8 million, or 4.6%, in the third quarter of 2006 and increased $1.3 million, or 2.3%, in the first three quarters of 2006. These increases were due primarily to lower food and labor costs, offset in part by higher delivery costs.

As a percentage of distribution revenues, the distribution operating margin increased 0.8 percentage points in the third quarter of 2006 and increased 1.0 percentage point in the first three quarters of 2006. These increases in the distribution operating margin as a percentage of distribution revenues were due primarily to lower food prices, primarily cheese, offset in part by lower volumes as a result of lower domestic franchise same store sales. Had the 2006 average cheese prices been in effect during 2005, the distribution operating margin for both the third quarter and first three quarters of 2005 would have been approximately 10.2% of distribution revenues, versus the reported 9.7%.

General and Administrative Expenses

General and administrative expenses decreased $6.9 million, or 16.5%, in the third quarter of 2006 and decreased $9.4 million, or 7.4%, in the first three quarters of 2006. These decreases were due primarily to a gain of approximately $2.8 million recognized on the sale of Company-owned operations in France and the Netherlands, as well as a gain of approximately $0.7 million recognized on the sale of 11 domestic Company-owned stores to an existing franchisee, both of which occurred in the third quarter of 2006. Additionally, general and administrative expenses were positively impacted by a reduction in expenses as a result of the sale of France and the Netherlands as well as decreases in variable general and administrative expenses, including lower administrative labor.

Interest Expense

Interest expense increased $1.9 million, or 16.5%, in the third quarter of 2006 and increased $5.7 million, or 17.4%, in the first three quarters of 2006. These increases were due primarily to higher effective borrowing rates during 2006, offset in part by lower average outstanding debt balances in 2006.

Our effective borrowing rate increased 0.6 percentage points to 6.6% during the third quarter of 2006 and increased 0.9 percentage points to 6.4% during the first three quarters of 2006. The effective borrowing rates for the third quarter and first three quarters of 2006 were negatively impacted by an increase in the percentage of our debt that is subject to variable market rates, due to the expiration of interest rate swaps, as well as higher market interest rates and was offset in part by reduced senior credit facility margin pricing.

The average outstanding debt balance, excluding capital lease obligations, increased $27.3 million to $785.7 million in the third quarter of 2006 and increased $4.8 million to $765.7 million in the first three quarters of 2006.

Provision for Income Taxes

The effective tax rate decreased 3.8 percentage points to 34.6% during the third quarter of 2006 and decreased 3.5 percentage points to 33.6% during the first three quarters of 2006.

The provision for income taxes and effective tax rate for the third quarter of 2006 was positively impacted as there was no income tax provision needed in the third quarter on the $2.8 million gain on the sale of the Company-owned operations in France and the Netherlands. A $2.9 million tax benefit associated with the disposition of these operations was recorded in the second quarter of 2006, when it was apparent that the sale would be completed.

Liquidity and Capital Resources

We had negative working capital of $20.0 million and cash and cash equivalents of $11.0 million at September 10, 2006. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay debt, invest in long-term assets, repurchase common stock and pay dividends, reduce our working capital amounts. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures, debt repayments and dividends from these sources. We did not have any material commitments for capital expenditures as of September 10, 2006.

As of September 10, 2006, we had $740.9 million of debt, of which $0.3 million was classified as a current liability. Additionally, as of September 10, 2006, the Company had borrowings of $92.9 million available under its $125.0 million revolving credit facility, net of letters of credit issued of $32.1 million. These letters of credit are primarily related to our casualty insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

The Company has repaid $95.2 million of debt during the first three quarters of 2006, including $50.1 million in the third quarter. The Company also borrowed $100.0 million in the first quarter which, along with cash from operations, was used to repurchase and retire $145.0 million of common stock from its largest shareholder.

Cash provided by operating activities was $90.1 million and $91.1 million in the first three quarters of 2006 and 2005, respectively. The $1.0 million decrease was due primarily to a $3.9 million increase in benefit for deferred income taxes, a $3.5 million increase in gains on the sale/disposal of assets related to the sale of certain Company-owned operations and a $1.1 million net change in operating assets and liabilities. These decreases were offset in part by a $7.1 million increase in net income.

Cash used in investing activities was $1.7 million and $18.7 million in the first three quarters of 2006 and 2005, respectively. The $17.0 million decrease was due primarily to a $10.3 million increase in proceeds from the sale of property, plant and equipment, resulting from the sale of Company-owned operations in France and the Netherlands as well as the sale of 11 domestic Company-owned stores, and a $5.9 million decrease in capital expenditures due primarily to increased spending in 2005 related to the renovation of our world headquarters.

Cash used in financing activities was $144.3 million and $91.1 million in the first three quarters of 2006 and 2005, respectively. The $53.2 million increase was due primarily to a $70.0 million increase in repurchases of common stock, a $30.0 million increase in repayments of long-term debt and capital lease obligations and a $13.7 million decrease in tax benefit from the exercise of stock options. These increases in cash used in financing activities were offset in part by a $60.0 million increase in proceeds from the issuance of long-term debt.

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

We are also exposed to market risks from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. We may periodically enter into financial instruments to manage this risk. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

These agreements are summarized in the following table.

Derivative	Total Notional Amount	Term	Company Pays	Counterparty Pays
Interest Rate Swap	$50.0 million	August 2003 –July 2011	LIBOR plus 319 basis points	8.25%
Interest Rate Swap	$50.0 million	August 2003 –July 2011	LIBOR plus 324 basis points	8.25%
Interest Rate Swap	$300.0 million	June 2005 – June 2007	3.21%	LIBOR

Interest Rate Risk

Our variable interest expense is sensitive to changes in the general level of interest rates. At September 10, 2006, the weighted average interest rate on our $263.0 million of variable interest debt was 7.6%.

We had total interest expense of approximately $38.6 million in the first three quarters of 2006. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $3.6 million.

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

During the quarterly period ended September 10, 2006 there have been no changes in either Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices and, specifically in California, wage and hour claims and three class actions pending in California brought by former employees. On June 10, 2003, Vega v. Domino’s Pizza LLC was filed, in Orange County Superior Court, alleging that we failed to provide meal and rest breaks to our employees. No determination with respect to class certification has been made.

On August 19, 2004, Jimenez v. Domino’s Pizza LLC was filed by a former general manager, in Orange County Superior Court, alleging that we misclassified the position of general manager and that the Company did not provide meal/rest periods and overtime pay as required by state law for hourly employees. The case was removed to federal District Court for the Central District of California on September 17, 2004 and the motion for class certification was heard on June 5, 2006. On September 26, 2006, the Court denied the plaintiff’s motion for class certification.

On August 2, 2006, Roselio v. Domino’s Pizza LLC was filed by a former driver, in Los Angeles County Superior Court, alleging similar claims as set out in the Vega and Jimenez complaints and adding a federal claim under the Fair Labor Standards Act. We are seeking to coordinate this action with the Vega action in Orange County Superior Court.

We believe that these matters, individually and in the aggregate, will not have a significant adverse effect on our financial condition and that our established reserves adequately provide for the resolution of such claims.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended January 1, 2006.

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

DOMINO’S PIZZA, INC.
DOMINO’S, INC.
(Registrants)

Date: October 12, 2006	/s/ L. David Mounts
L. David Mounts
Chief Financial Officer