Form 10-K
period 2006-12-31
DOMINOS PIZZA INC; DOMINOS INC
filed 2007-02-23
CIK 1286681, 1079458

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

[    ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Numbers:

Domino’s Pizza, Inc.	001-32242
Domino’s, Inc.	333-74797

Domino’s Pizza, Inc.

Domino’s, Inc.

(Exact name of registrants as specified in their charters)

DELAWARE	38-2511577
DELAWARE	38-3025165
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification numbers)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Check one:

Large accelerated filer [ X ] Accelerated filer [    ] Non-accelerated filer [    ] (only with respect to Domino’s Pizza, Inc.)

The aggregate market value of the voting and non-voting stock held by non-affiliates of Domino’s Pizza, Inc. as of June 18, 2006 computed by reference to the closing price of Domino’s Pizza, Inc.’s Common Stock on the New York Stock Exchange on such date was $1,058,562,845.

As of February 15, 2007, Domino’s Pizza, Inc. had 62,588,508 shares of common stock outstanding. As of February 15, 2007, Domino’s, Inc. had 10 shares of common stock, par value $0.01, outstanding. All of the stock of Domino’s, Inc. was held by Domino’s Pizza, Inc.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 24, 2007 are incorporated by reference into Part III.

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

Part I

Item 1. Business.

Overview

Domino’s Pizza, Inc. (referred to as the “Company,” “Domino’s” or in the first person notations of “we,” “us” and “our”) is the number one pizza delivery company in the United States, based on reported consumer spending, and has a leading presence internationally. We pioneered the pizza delivery business and have built the Domino’s Pizza® brand into one of the most widely-recognized consumer brands in the world. Together with our franchisees, we have supported the Domino’s Pizza® brand with an estimated $1.4 billion in domestic advertising spending over the past five years. We operate through a network of 8,366 Company-owned and franchise stores, located in all 50 states and in more than 50 countries. In addition, we operate 17 regional dough manufacturing and distribution centers in the contiguous United States and six dough manufacturing and distribution centers outside the contiguous United States. The foundation of our system-wide success and leading market position is our strong relationships with our franchisees, comprised of over 2,000 owner-operators dedicated to the success of our Company and the Domino’s Pizza® brand.

Over our 46-year history, we have developed a simple business model focused on our core strength of delivering quality pizza in a timely manner. This business model includes a delivery-oriented store design with low capital requirements, a focused menu of pizza and complementary side items, committed owner-operator franchisees and a vertically-integrated distribution system. Our earnings are driven largely from retail sales at our franchise stores, which generate royalty payments and distribution revenues to us. We also generate earnings through retail sales at our Company-owned stores.

We operate our business in three segments: domestic stores, domestic distribution and international.

• Domestic stores. The domestic stores segment, which is comprised of 4,572 franchise stores and 571 Company-owned stores, generated revenues of $551.1 million and income from operations of $143.2 million during 2006.

• Domestic distribution. Our domestic distribution segment, which manufactures dough and distributes food and supplies to all of our Company-owned stores and over 98% of our domestic franchise stores, generated revenues of $762.8 million and income from operations of $57.3 million during 2006.

• International. Our international segment oversees 3,223 franchise stores outside the contiguous United States. It also manufactures dough and distributes food and supplies in a limited number of these markets. During 2006, our international segment generated revenues of $123.4 million, of which approximately 45% resulted from the collection of franchise royalties and fees, and generated income from operations of $52.4 million, of which approximately 92% resulted from the collection of franchise royalties and fees.

On a consolidated basis, we generated revenues of more than $1.4 billion and income from operations (after deducting $38.6 million of unallocated corporate and other expenses) of $214.2 million in 2006. Net income was $106.2 million in 2006. We have been able to increase our income from operations more than 68% over the past five years through strong domestic and international same store sales growth, the addition of nearly 1,300 stores worldwide during that time and strong performance by our distribution business. This growth was achieved with capital expenditures by us of approximately $20 million to $30 million on an annualized basis, since a significant portion of our earnings are derived from retail sales by our franchisees.

On February 7, 2007, we announced a recapitalization plan, which comprises (i) a tender offer to purchase up to 13,850,000 shares of our common stock, which is expected to expire on March 9, 2007 (the “equity tender offer”), (ii) a tender offer and consent solicitation for any and all of our outstanding 8 1/4% senior subordinated notes due 2011, which is expected to expire on March 9, 2007 (the “debt tender offer”), (iii) the repayment of all outstanding borrowings and related accrued interest under our current senior secured credit facility and the termination of that facility and (iv) new borrowings of up to $1.85 billion in securitized debt. Although we are currently negotiating the terms and availability of this securitized debt, we anticipate that we will obtain the funds required to finance the repayment of our existing borrowings under our senior secured credit facility, the equity tender offer and the debt tender offer, as well as to pay all related fees and expenses, from a bridge loan facility we expect to enter into with a syndicate of banks, financial institutions and other entities, that is expected to provide for borrowings of up to $1.35 billion (the “bridge loan facility”). We have obtained a commitment, subject to customary conditions, from a syndicate of banks to provide the bridge loan facility.

In this Annual Report on Form 10-K, we refer to the foregoing transactions as the “Recapitalization.” In addition, following the Recapitalization, we expect, subject to the approval of our board of directors, to pay a significant special cash dividend to our shareholders, and our board of directors will consider authorizing future open market repurchases of our common stock. Any such special dividend payment and open market repurchases are expected to use substantially all of any remaining proceeds of the securitized debt and no proceeds, other than under the securitized variable funding senior notes, are expected to be used for working capital or other general corporate purposes. In the event that a special cash dividend is paid, we have approved a separate dividend equivalent rights policy to (i) allow holders of vested stock options or options that vest in calendar year 2007, including our directors, executive officers and certain team members, to receive a cash payment in respect of such options equal to the amount of the dividend that would be paid on the shares underlying the options and (ii) allow holders of unvested stock options to have the option exercise price reduced, to the extent permitted by applicable law, to reflect the amount of the dividend.

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

In 1998, an investor group led by investment funds associated with Bain Capital, LLC completed a recapitalization through which the investor group acquired a 93% controlling economic interest in our Company from Thomas Monaghan and his family. At the time of the recapitalization, Mr. Monaghan retired, and, in March 1999, David A. Brandon was named our Chairman and Chief Executive Officer. In 2004, Domino’s Pizza, Inc. completed its initial public offering (the “IPO”) and now trades on the New York Stock Exchange under the ticker symbol “DPZ.”

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

The U.S. QSR pizza category is large, growing and highly fragmented. With sales of $34.2 billion in the twelve months ended November 2006, the U.S. QSR pizza category is the second largest category within the $216.6 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carry-out.

We operate primarily within U.S. pizza delivery. Its $12.1 billion of sales accounted for 35% of total U.S. QSR pizza category sales in the twelve months ended November 2006. Total pizza delivery sales grew by 2.7% during that period. We believe that this growth is the result of well-established demographic and lifestyle trends driving increased consumer emphasis on convenience. We and our top two competitors account for approximately 46% of U.S. pizza delivery, based on reported consumer spending, with the remaining 54% attributable to regional chains and individual establishments.

We also compete in carry-out, which together with pizza delivery are the largest components of the U.S. QSR pizza category. U.S. carry-out pizza had $13.6 billion of sales in the twelve months ended November 2006 and while our primary focus is on pizza delivery, we are also favorably positioned to compete in carry-out given our strong brand, convenient store locations and quality, affordable menu offerings.

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

Our competitive strengths

We believe that our competitive strengths include the following:

• Strong and proven growth and earnings model. Over our 46-year history, we have developed a focused growth and earnings model. This model is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and generate demand for new stores. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty payments and distribution revenues, with minimal associated capital expenditures by us.

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

• Strong and well-diversified franchise system. We have developed a large, global, diversified and committed franchise network that is a critical component of our system-wide success and our leading position in pizza delivery. As of December 31, 2006, our franchise store network consisted of 7,795 stores, 59% of which were located in the contiguous United States. In the United States, only five franchisees operate more than 50 stores, including our largest domestic franchisee, which operates 140 stores. Our domestic franchisees, on average, operate between three and four stores. We require our domestic franchisees to forego active, outside business endeavors, aligning their interests with ours and making the success of each Domino’s Pizza franchise of critical importance to our franchisees.

In addition, we generally share 50% of the pre-tax profits generated by our regional dough manufacturing and distribution centers with those domestic franchisees who agree to purchase all of their food from our distribution system. These arrangements strengthen our ties with our franchisees by enhancing their profitability while providing us with a continuing source of revenues and earnings. This arrangement also provides incentives for franchisees to work closely with us to reduce costs. We believe our strong, mutually-beneficial franchisee relationships are evidenced by the over 98% voluntary participation in our domestic distribution system, our over 99% domestic franchise contract renewal rate and our over 99% collection rate on domestic franchise royalty and domestic distribution receivables.

Internationally, we have also been able to grow our franchise network by attracting franchisees with business experience and local market knowledge. We generally use our master franchise model, which provides our international franchisees with exclusive rights to operate stores or sub-franchise our well-recognized Domino’s Pizza® brand name in specific, agreed-upon market areas. From year-end 2001 through 2006, we grew our international franchise network 43%, from 2,259 stores to 3,223 stores. Our largest master franchisee operates 620 stores in five markets, which accounts for approximately 19% of our total international store count.

• Strong cash flow and earnings stream. A substantial percentage of our earnings are generated by our committed, owner-operator franchisees through royalty payments and revenues to our vertically-integrated distribution system.

We believe that our store economics have led to a strong, well-diversified franchise system. This established franchise system has produced strong cash flow and earnings for us, enabling us to invest in the Domino’s Pizza® brand and our stores, pay significant dividends, repurchase shares of our common stock and deliver attractive returns to our stockholders.

• #1 pizza delivery company in the United States with a leading international presence. We are the number one pizza delivery company in the United States with a 19.0% share based on reported consumer spending. With 5,143 stores located in the contiguous United States, our domestic store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, distribution strength and advertising investment across our store base. We also believe that our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery.

Outside the United States, we have significant share positions in the key markets in which we compete, including, among other countries, Mexico, where we are the largest QSR company in terms of store count in any QSR category, the United Kingdom, Australia, South Korea, Canada, Japan, Taiwan and India. Our top ten international markets, based on store count, accounted for approximately 81% of our international retail sales in 2006. We believe we have a leading presence in these markets.

• Strong brand awareness. We believe our Domino’s Pizza® brand is one of the most widely-recognized consumer brands in the world. We believe consumers associate our brand with the timely delivery of quality, affordable pizza and complementary side items. Over the past five years, our domestic franchise and Company-owned stores have invested an estimated $1.4 billion on national, local and co-operative advertising in the United States. Our Domino’s Pizza® brand has been routinely named a MegaBrand by Advertising Age. We continue to reinforce our brand with extensive advertising through television, radio, print and web-based promotions. We also enhance the strength of our brand through marketing affiliations with brands such as Coca-Cola® and NASCAR®.

According to industry research reports measuring unaided consumer brand awareness, over 80% of pizza consumers in the U.S. are aware of the Domino’s Pizza® brand. We believe that our brand is particularly strong among pizza consumers for whom dinner is a fairly spontaneous event. In these situations, we believe that service and product quality are the consumers’ priorities. We believe that well-established demographic and lifestyle trends will drive continuing emphasis on convenience and will, therefore, continue to play into our brand’s strength.

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

In 2006, we made approximately 650,000 full-service food deliveries to our domestic stores, or between two and three deliveries per store, per week, with a delivery accuracy rate of approximately 99%. All of our Company-owned and over 98% of our domestic franchise stores purchase all of their food and supplies from us. This is accomplished through our network of 17 regional dough manufacturing and distribution centers, each of which is generally located within a one-day delivery radius of the stores it serves, and a leased fleet of over 200 tractors and trailers. Additionally, we supply our domestic and international franchisees with equipment and supplies through our equipment and supply distribution center, which we operate as part of our domestic distribution segment. Our equipment and supply distribution center sells and delivers a full range of products, including ovens and uniforms. We also supply certain of our domestic stores with ingredients that are processed at our vegetable processing distribution center, which we operate as part of our domestic distribution segment.

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

Our business strategy

We intend to achieve further growth and strengthen our competitive position through the continued implementation of our business strategy, which includes the following key elements:

• Continue to execute on our mission statement. Our mission statement is “Exceptional franchisees and team members on a mission to be the best pizza delivery Company in the world.” We implement this mission statement by following a business strategy that:

• puts franchisees and Company-owned stores at the foundation of all our thinking and decisions;

• emphasizes our ability to select, develop and retain exceptional team members;

• provides a strong infrastructure to support our stores; and

• builds excellent store operations to create loyal customers.

We adhere to the following guiding principles, which are based on the concept of one united brand, system and team:

• putting people first;

• demanding integrity;

• striving to make every customer a loyal customer;

• delivering with smart hustle and positive energy; and

• winning by improving results every day.

• Grow our leading position in an attractive industry. U.S. pizza delivery and carry-out are the largest components of the U.S. QSR pizza category. They are also highly fragmented. Pizza delivery, through which a majority of our retail sales are generated, had sales of $12.1 billion in the twelve months ended November 2006 and grew 2.7% during that period. As the leader in U.S. pizza delivery, we believe that our convenient store locations, simple operating model, widely-recognized brand and efficient distribution system are competitive advantages that position us to capitalize on future growth.

Carry-out had $13.6 billion of sales in the twelve months ended November 2006 and grew 1.9% during that period. While our primary focus is on pizza delivery, we are also favorably positioned as a leader in carry-out given our strong brand, convenient store locations and quality, affordable menu offerings.

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

We intend to leverage our strong brand by continuing to introduce innovative, consumer-tested and profitable new pizza varieties (such as Domino’s Brooklyn Style Pizza), complementary side items (such as buffalo wings, cheesy bread, Domino’s Buffalo Chicken Kickers® and Cinna Stix®) and value promotions (such as the Domino’s 555 Deal) as well as through marketing affiliations with brands such as Coca-Cola® and NASCAR®. We believe these opportunities, when coupled with our scale and share leadership, will allow us to grow our position in U.S. pizza delivery.

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

• Continue to grow our international business. We believe that pizza has global appeal and that there is strong and growing international demand for delivered pizza. We have successfully built a broad international platform, almost exclusively through our master franchise model, as evidenced by our 3,223 international stores in more than 50 countries. We believe that we continue to have significant long-term growth opportunities in international markets where we have established a leading presence. In our current top ten international markets, we believe that our store base is less than half of the total long-term potential store base in those markets. Generally, we believe we will achieve long-term growth internationally as a result of the favorable store-level economics of our business model, the growing international demand for delivered pizza and the strong global recognition of the Domino’s Pizza® brand. Our international stores have produced positive quarterly same store sales growth for 52 consecutive quarters.

Store operations

We believe that our focused and proven store model provides a significant competitive advantage relative to many of our competitors who focus on multiple components of the pizza category, particularly dine-in. We have been focused on pizza delivery for 46 years. Because our domestic stores and most of our international stores do not offer dine-in areas, they typically do not require expensive real estate, are relatively small and are relatively inexpensive to build and equip. Our stores also benefit from lower maintenance costs, as store assets have long lives and updates are not frequently required. Our simple and efficient operational processes, which we have refined through continuous improvement, include:

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

Product and process innovations

Our 46 years of experience and innovative culture have resulted in numerous new product and process developments that increase both quality and efficiency. These include our efficient, vertically-integrated distribution system, a sturdier corrugated pizza box and a mesh screen that helps cook pizza crust more evenly. The Domino’s HeatWave® hot bag, which was introduced in 1998, keeps our pizzas hot during delivery. We also continue to introduce new pizzas on a limited time only basis such as Domino’s Brooklyn Style Pizza that we launched in 2006. Additionally, we have added a number of complementary side items to our menu such as buffalo wings, Domino’s Buffalo Chicken Kickers®, bread sticks, cheesy bread and Cinna Stix®.

Focused menu

We maintain a focused menu that is designed to present an attractive, quality offering to customers, while minimizing order errors, and expediting the order taking and food preparation processes. Our basic menu has three choices: pizza type, pizza size and pizza toppings. Most of our stores carry two sizes of Traditional Hand-Tossed, Ultimate Deep Dish and Crunchy Thin Crust pizza. Our typical store also offers buffalo wings, Domino’s Buffalo Chicken Kickers®, bread sticks, cheesy bread, Cinna Stix® and Coca-Cola® soft drink products. We also occasionally offer other products on a promotional basis, such as the Domino’s oven-baked Brownie Squares that were featured during 2006. We believe that our focused menu creates a strong identity among consumers, improves operating efficiency and maintains food quality and consistency.

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

• improved administrative and reporting capabilities, which enable store managers to better focus on store operations and customer satisfaction; and

• enhanced online ordering capability.

At December 31, 2006, all of our domestic Company-owned stores and approximately 39% of our domestic franchise stores have Domino’s PULSE™ installed. We are requiring our domestic franchisees to install Domino’s PULSE™ by June 2008.

Comprehensive store audit program

We utilize a comprehensive store audit program to ensure that our stores are meeting both our stringent standards as well as the expectations of our customers. The audit program focuses primarily on the quality of the pizza the store is producing, the customer service the store is providing and the condition of the store as viewed by the customer. We believe that this store audit program is an integral part of our strategy to maintain high standards in our stores.

Segment overview

We operate in three business segments:

• Domestic stores. Our domestic stores segment consists of our domestic franchise operations, which oversee our network of 4,572 franchise stores located in the contiguous United States, and our domestic Company-owned store operations, which operate our network of 571 Company-owned stores located in the contiguous United States;

• Domestic distribution. Our domestic distribution segment operates 17 regional dough manufacturing and food distribution centers, one distribution center providing equipment and supplies to certain of our domestic and international stores and one vegetable processing distribution center; and

• International. Our international segment oversees our network of 3,223 international franchise stores in more than 50 countries. Our international segment also distributes food to a limited number of markets from six dough manufacturing and distribution centers in Alaska, Hawaii and Canada (four).

Domestic stores

During 2006, our domestic stores segment accounted for $551.1 million, or 38%, of our consolidated revenues. Our domestic franchises are operated by entrepreneurs who own and operate an average of three to four stores. Only five of our domestic franchisees operate more than 50 stores, including our largest domestic franchisee, which operates 140 stores. Our principal sources of revenues from domestic store operations are Company-owned store sales and royalty payments based on retail sales by our franchisees. Our domestic network of Company-owned stores also plays an important strategic role in our predominantly franchised operating structure. In addition to generating revenues and earnings, we use our domestic Company-owned stores as test sites for new products and promotions as well as store operational improvements and as forums for training new store managers and prospective franchisees. We also believe that our domestic Company-owned stores add to the economies of scale available for advertising, marketing and other costs that are primarily borne by our franchisees. While we continue to be primarily a franchised business, we continually evaluate our mix of domestic Company-owned and franchise stores in an effort to optimize our profitability.

Our domestic Company-owned store operations are divided into thirteen geographic areas located throughout the contiguous United States while our domestic franchise operations are divided into five regions. Our team members within these areas provide direct supervision over our domestic Company-owned stores; provide training, store operational audits and marketing services; and provide financial analysis and store development services to our franchisees. We maintain a close relationship with our franchise stores through regional franchise teams, an array of computer-based training materials that help franchise stores comply with our standards and franchise advisory groups that facilitate communications between us and our franchisees.

Domestic distribution

During 2006, our domestic distribution segment accounted for $762.8 million, or 53%, of our consolidated revenues. Our domestic distribution segment is comprised of dough manufacturing and distribution centers that manufacture fresh dough on a daily basis and purchase, receive, store and deliver quality pizza-related food products and complementary side items to all of our Company-owned stores and over 98% of our domestic franchise stores. Each regional dough manufacturing and distribution center serves approximately 300 stores, generally located within a one-day delivery radius. We regularly supply more than 5,000 stores with various supplies and ingredients, of which nine product groups account for nearly 90% of the volume. Our domestic distribution segment made approximately 650,000 full-service deliveries in 2006 or between two and three deliveries per store, per week; and we produced nearly 365 million pounds of dough during 2006.

We believe that our franchisees voluntarily choose to obtain food, supplies and equipment from us because we provide the most efficient, convenient and cost-effective alternative, while also providing both quality and consistency. In addition, our domestic distribution segment offers a profit-sharing arrangement to stores that purchase all of their food from our domestic dough manufacturing and distribution centers. This profit-sharing arrangement generally provides domestic Company-owned stores and participating franchisees with 50% of their regional distribution center’s pre-tax profits. Profits are shared with the franchisees based upon each franchisee’s purchases from our distribution centers. We believe these arrangements strengthen our ties with these franchisees.

The information systems used by our domestic dough manufacturing and distribution centers are an integral part of the quality service we provide our stores. We use routing strategies and software to optimize our daily delivery schedules, which maximizes on-time deliveries. Through our strategic dough manufacturing and distribution center locations and proven routing systems, we achieved on-time delivery rates of approximately 99% during 2006. Our distribution center drivers unload food and supplies and stock store shelves typically during non-peak store hours, which minimizes disruptions in store operations.

International

During 2006, our international segment accounted for $123.4 million, or 9%, of our consolidated revenues. We have 548 franchise stores in Mexico, representing the largest presence of any QSR company in Mexico, 422 franchise stores in the United Kingdom, 395 franchise stores in Australia, 287 franchise stores in South Korea, 272 franchise stores in Canada and over 100 franchise stores in each of Japan, India and Taiwan. The principal sources of revenues from our international operations are royalty payments generated by retail sales from franchise stores, sales of food and supplies to franchisees in certain markets.

We have grown by more than 900 international stores over the past five years. While our stores are designed for delivery and carry-out, which are less capital-intensive than dine-in, we empower our managers and franchisees to adapt the standard operating model, within certain parameters, to satisfy the local eating habits and consumer preferences of various regions outside the contiguous United States. Currently, most of our international stores are operated under master franchise agreements, and we plan to continue entering into master franchise agreements with qualified franchisees to expand our international operations in selected countries. We believe that our international franchise stores appeal to potential franchisees because of our well-recognized brand name, the limited capital expenditures required to open and operate our stores and our system’s favorable store economics. The following table shows our store count as of December 31, 2006 in our top ten international markets, which account for 78% of our international stores.

Market	Number of stores
Mexico	548
United Kingdom	422
Australia	395
South Korea	287
Canada	272
Japan	177
India	128
Taiwan	116
France	96
Netherlands	63

Our franchise program

As of December 31, 2006, our 4,572 domestic franchise stores were owned and operated by our 1,259 domestic franchisees. The success of our franchise formula, which enables franchisees to benefit from our brand name with a relatively low initial capital investment, has attracted a large number of motivated entrepreneurs as franchisees. As of December 31, 2006, the average domestic franchisee operated approximately three to four stores and had been in our franchise system for eleven years. At the same time, only five of our domestic franchisees operated more than 50 stores, including our largest domestic franchisee, which operates 140 stores.

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

Franchise training and support

Training store managers and employees is a critical component of our success. We require all domestic franchisees to complete initial and ongoing training programs provided by us. In addition, under the standard domestic franchise agreement, domestic franchisees are required to implement training programs for their store employees. We assist our domestic and international franchisees by making training materials available to them for their use in training store managers and employees, including computer-based training materials, comprehensive operations manuals and franchise development classes. We also maintain communications with our franchisees online, through various newsletters and through face-to-face meetings.

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

Marketing operations

Our domestic stores generally contribute 5% of their retail sales to fund national marketing and advertising campaigns. In addition to the required national advertising contributions, in those markets where we have co-operative advertising programs, our domestic stores also generally contribute for market level media campaigns. These national and market-level funds are administered by Domino’s National Advertising Fund Inc., or DNAF, our not-for-profit advertising subsidiary. The funds remitted to DNAF are used primarily to purchase television advertising, but also support market research, field communications, public relations, commercial production, talent payments and other activities supporting the Domino’s Pizza® brand. DNAF also provides cost-effective print materials to our domestic stores for use in local marketing that reinforce our national branding strategy. In addition to the national and market level advertising contributions, domestic stores spend additional amounts on local store marketing, including targeted database mailings, saturation print mailings and community involvement through school and civic organizations.

By communicating a common brand message at the national, local market and store levels, we create and reinforce a powerful, consistent marketing message to consumers. This is evidenced by our successful marketing campaign with the slogan “Get the Door. It’s Domino’s. ®” Over the past five years, we estimate that domestic stores have invested approximately $1.4 billion on national, local and co-operative advertising.

Internationally, marketing efforts are primarily the responsibility of the franchisee in each local market. We assist international franchisees with their marketing efforts through marketing workshops and sharing of best practices and successful concepts.

Suppliers

We have maintained active relationships of 15 years or more with more than half of our major suppliers. Our suppliers are required to meet strict quality standards to ensure food safety. We review and evaluate our suppliers’ quality assurance programs through, among other actions, on-site visits, third party audits and product evaluations to ensure compliance with our standards. We believe that the length and quality of our relationships with suppliers provides us with priority service and quality products at competitive prices.

We believe that two factors have been critical to maintaining long-lasting relationships and keeping our purchasing costs low. First, we are one of the largest domestic volume purchasers of pizza-related products such as flour, cheese, sauce and pizza boxes, which allows us to maximize leverage with our suppliers when items are put out for bid on a scheduled basis. Second, we use a combination of single-source and multi-source procurement strategies. Each supply category is evaluated along a number of criteria including value of purchasing leverage, consistency of quality and reliability of supply to determine the appropriate number of suppliers.

We currently purchase our mozzarella pizza cheese from a single supplier pursuant to a requirements contract that provides for pricing based on volume. Our cheese cost is based on the market price of cheese plus a supplier margin. The supplier margin will be reduced as certain volume purchase levels are reached. Once a volume purchase level is reached, the supplier margin is reduced and can only be further reduced in the future based upon attainment of higher volume purchase levels. The supplier agreement is terminable by us upon 90 days prior written notice. Our chicken is also currently purchased from a single supplier. The majority of our meat toppings come from another single supplier under a contract that began in July 2005 and will expire in December 2007. The Crunchy Thin Crust dough is currently sourced by another single supplier pursuant to requirements contracts that expire in 2009. We have the right to terminate these requirements contracts for quality failures and for uncured breaches.

We believe that alternative suppliers for all of these ingredients are available, and all of our pizza boxes, sauces and other ingredients are sourced from various suppliers. While we may incur additional costs if we are required to replace any of our suppliers, we do not believe that such additional costs would have a material adverse effect on our business. We also entered into a multi-year agreement with Coca-Cola effective January 1, 2003 for the contiguous United States. The contract provides for Coca-Cola to be our exclusive beverage supplier and expires on the later of December 31, 2009 or such time as a minimum number of cases of Coca-Cola® products are purchased by us. We continually evaluate each supply category to determine the optimal sourcing strategy.

We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies or products. Prices charged to us by our suppliers are subject to fluctuation, and we have historically been able to pass increased costs and savings on to our stores. We may periodically enter into financial instruments to manage the risk from changes in commodity prices. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

Competition

U.S. and international pizza delivery and carry-out are highly competitive. Domestically, we compete against regional and local companies as well as national chains, Pizza Hut® and Papa John’s®. Internationally, we compete against Pizza Hut® and regional and local companies. We generally compete on the basis of product quality, location, delivery time, service and price. We also compete on a broader scale with quick service and other international, national, regional and local restaurants. In addition, the overall food service industry and the QSR sector in particular are intensely competitive with respect to product quality, price, service, convenience and concept. The industry is often affected by changes in consumer tastes, economic conditions, demographic trends and consumers’ disposable income. We compete within the food service industry and the QSR sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

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

Environmental matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2006, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2007.

Employees

As of December 31, 2006, we had approximately 13,300 employees, who we refer to as team members, in our Company-owned stores, distribution centers, World Resource Center (our corporate headquarters) and regional offices. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s Pizza system, including our employees, franchisees and the employees of franchisees, was nearly 170,000 as of December 31, 2006.

None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Community activities

We believe in supporting the communities we serve, and we base our corporate giving on three simple elements; delivering charitable support to our own team members, to our customers, and to national programs.

National Philanthropic Partner

We have a tradition of creating multi-year partnerships with national charities to raise funds and public awareness for the organization. Our current national philanthropic partner is St. Jude Children’s Research Hospital. St. Jude is internationally recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national fundraising campaign called Thanks and Giving, the Domino’s Pizza system has contributed more than $2.5 million to St. Jude in the first three years of the partnership. In addition to raising funds, the Domino’s Pizza system has supported St. Jude through in-kind donations including hosting hospital-wide pizza parties for patients and their families. The Domino’s Pizza system also helps St. Jude build awareness through the inclusion of the St. Jude logo on millions of our pizza boxes and through a link on our consumer web site.

The Domino’s Pizza Partners Foundation

Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Completely funded by team member and franchise contributions, the foundation is a separate, not-for-profit organization that has raised and disbursed more than $5.0 million since its inception, to meet the needs of team members in trouble, whether due to fire, accidents, illness or other personal tragedies.

Domino’s Pizza Contributions

Over the last three years, the Domino’s Pizza system has contributed approximately $5.0 million to external charitable organizations in monetary and in-kind giving.

Franchisee Involvement

In addition to the work that we do in the community on a corporate level, we are proud to have the support of more than 2,000 franchisees around the world who choose to get involved with local charities to make a difference in their communities. Franchisees participate in numerous local programs with schools, hospitals and other charitable organizations, delivering pizzas and offering monetary support. Franchisees also support specific initiatives such as the Delivering the Dough fundraising card program. Launched in 2004, this program assists not-for-profit organizations in raising funds, and generated an estimated $4.4 million for not-for-profits in its first year alone.

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

Working capital

Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., page 36.

Customers

The Company’s business is not dependent upon a single customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2004, 2005 or 2006.

Seasonal operations

The Company’s business is not typically seasonal.

Backlog orders

The Company has no backlog orders as of December 31, 2006.

Government contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial information about business segments and geographic areas

Financial information about international and United States markets and business segments is incorporated herein by reference from Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in Part II, Item 6., pages 26 and 27, Item 7., pages 28 through 39 and Item 8., pages 41 through 102, respectively of this Form 10-K.

Available information

The Company makes available through its internet website www.dominos.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. You may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. This information is also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

This Annual Report on Form 10-K includes various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. Forward-looking statements include information concerning future results of operations, and business strategy. Also, statements that contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “potential,” “outlook” and similar terms and phrases, including references to assumptions, are forward-looking statements. We have based these forward looking statements on our current expectations and projections about future events. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A, Risk factors, as well as other cautionary language in this Form 10-K. Among these risks and uncertainties are competitive factors, increases in our operating costs, ability to retain our key personnel, our substantial leverage, ability to implement our growth and cost-saving strategies, industry trends and general economic conditions, adequacy of insurance coverage and other factors, all of which are described in this and other filings made with the Securities and Exchange Commission. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

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

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee benefit costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. The cheese block price per pound averaged $1.24 in 2006 and the estimated increase in Company-owned store food costs from a hypothetical $0.25 adverse change in the average cheese block price per pound would have been approximately $3.9 million in 2006. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain distribution center personnel and, generally, are a function of the availability of labor. Food, including cheese costs, and labor represent approximately 45% to 60% of a typical Company-owned store’s cost of sales.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

Assuming we complete the Recapitalization substantially as contemplated, we will hold a substantial amount of indebtedness and will be highly leveraged. In addition, none of the proceeds from the bridge loan facility or securitized debt, other than the securitized variable funding senior notes, are expected to be used for working capital. As of December 31, 2006, our consolidated long-term indebtedness was $741.6 million. We expect that after we complete the Recapitalization, assuming we refinance the bridge loan facility with the securitized debt and assuming no draws under the $150 million variable funding senior notes, our consolidated long-term indebtedness will be approximately $1.7 billion. We may also incur additional debt following the Recapitalization, which would not be prohibited under the terms of the securitized debt. Our substantial indebtedness and the fact that a large portion of our cash flow from operations must be used to make principal and interest payments on our indebtedness could have important consequences to our business and our shareholders. For example, they could:

• make it more difficult for us to satisfy our obligations with respect to our debt agreements;

• increase our vulnerability to general adverse economic and industry conditions;

• require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes; and

• limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate thereby placing us at a competitive disadvantage compared to our competitors that may have less debt.

In addition, the financial and other covenants we agree to with our lenders will limit our ability to incur additional indebtedness, make investments, pay dividends and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of repayment of all of our indebtedness.

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

Unless and until we repay all outstanding borrowings under our senior secured credit facility and successfully complete the debt tender offer as part of the Recapitalization, we will remain subject to the restrictive terms of these borrowings. The senior secured credit facility and the indenture governing the senior subordinated notes, in each case where our wholly-owned subsidiary Domino’s, Inc. is the borrower, contain a number of significant covenants. These covenants limit Domino’s, Inc.’s ability and the ability of Domino’s, Inc.’s restricted subsidiaries to, among other things:

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

We expect to fund the equity tender offer, repay our existing senior secured credit facility, finance the debt tender offer and pay all related fees and expenses by drawing on the bridge loan facility and to refinance the bridge loan facility with new securitized debt. If we are unable to repay or refinance the bridge loan facility or the securitized debt, it could have a significant negative effect on our financial condition.

We have obtained a commitment, subject to customary conditions, from a syndicate of banks to provide a bridge loan facility in connection with the Recapitalization. Draws made under the bridge loan facility will be subject to certain conditions. The initial draw is expected to be subject to, among other conditions, (i) the absence of any event, circumstance, development, change or effect that is or would be materially adverse to our business, to our ability to perform our obligations under the bridge loan documentation or to the rights and remedies of the lenders under the bridge loan documentation, or a “material adverse effect,” (ii) the absence of any continuing default or event of default and (iii) the accuracy of all representations and warranties in all material respects. Subsequent draws for purposes of funding the equity tender offer and the debt tender offer are expected to be conditioned upon (i) the absence of a material adverse effect, (ii) the absence of any litigation reasonably likely to result in a material adverse effect or prohibit, restrict or enjoin the transactions contemplated in the Recapitalization, (iii) the absence of a bankruptcy default and (iv) the accuracy of the representations and warranties relating to the financial statements and financial condition of Domino’s, Inc. All other borrowings under the bridge loan facility are expected to be subject to the satisfaction of customary closing conditions, including the absence of a default and the accuracy of representations and warranties.

The bridge loan facility is expected to be for a one-year term, but the bridge term loans may be converted into senior term loans maturing on the fifth anniversary of the initial drawing, subject to certain terms and conditions. We expect to refinance our borrowings under the bridge loan facility with new securitized debt. We expect that, during the first five years following issuance (assuming we do not exercise either of our two one-year interest only extension options following the five-year interest only period), the securitized debt will accrue interest at an original spread plus the five-year swap rate, after which it will be subject to amortization and may be subject to an increased interest rate if it is not repaid or refinanced.

If we are unable to refinance or repay the amounts outstanding under the bridge loan facility prior to the expiration of the initial one-year term, either through borrowings under our expected securitized debt or otherwise, our financial position, results of operations and business could be adversely affected. In addition, if we are unable to refinance the bridge loan facility with securitized debt in anticipated amounts we may not be able to pay the expected significant special cash dividend. If we are unable to refinance or repay amounts under the bridge loan facility prior to the expiration of the five-year term applicable to such debt, such failure would be an event of default under the credit agreement that governs the bridge loan facility. If we are unable to refinance or repay amounts under the anticipated securitized debt prior to the expiration of the five-year interest-only term (seven-year interest only term if we exercise both of our one-year extension elections), our cash flow would be directed to the repayment of the securitized debt and, other than a weekly fee sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.

No assurance can be given that any refinancing or additional financing will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control. There can be no assurance that market conditions will be favorable at the times that we require new or additional financing.

Our bridge loan facility will have restrictive terms, and our failure to comply with any of these terms could put us in default, which would have an adverse effect on our business and prospects.

We expect to enter into a bridge loan facility that will require that we comply on a quarterly basis with certain financial covenants, including a maximum leverage ratio test and a minimum interest coverage ratio test. In addition, we expect that the bridge loan facility will include negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things:

• sell assets;

• alter the business we conduct;

• engage in mergers, acquisitions and other business combinations;

• declare dividends or redeem or repurchase capital stock;

• incur, assume or permit to exist additional indebtedness or guarantees;

• make loans and investments;

• incur liens;

• prepay, redeem or purchase certain subordinated indebtedness;

• enter into agreements limiting subsidiary distributions;

• enter into transactions with affiliates; and

• make capital expenditures.

A breach of any of these covenants could result in a default under the bridge loan facility. If the banks were to accelerate amounts owing under the bridge loan facility because of a default and we were unable to pay such amounts, the banks would have the right to foreclose on substantially all of our assets.

The indenture governing the securitized debt will restrict the cash flow from the entities subject to the securitization to any of our other entities, and upon the occurrence of certain events, cash flow would be further restricted.

In the event that a rapid amortization event occurs under the indenture (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of the five year interest-only period (or at the end of any extension period)), the funds available to us will be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

We do not have long-term contracts with many of our suppliers, and as a result they could seek to significantly increase prices or fail to deliver.

We typically do not have written contracts or formal long-term arrangements with many of our suppliers. Although in the past we have not experienced significant problems with our suppliers, our suppliers may implement significant price increases or may not meet our requirements in a timely fashion, if at all. The occurrence of any of the foregoing could have a material adverse effect on our results of operations.

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

We operate 17 regional dough manufacturing and distribution centers and one vegetable processing distribution center in the contiguous United States and dough manufacturing and distribution centers in Alaska, Hawaii and Canada. Our domestic dough manufacturing and distribution centers service all of our company-owned stores and over 98% of our domestic franchise stores. As a result, any prolonged disruption in the operations of any of these facilities, whether due to technical or labor difficulties, destruction or damage to the facility, real estate issues or other reasons, could adversely affect our business and operating results.

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

Our international operations subject us to additional risk. Such risks and costs may differ in each country in which we do business, and may cause our profitability to decline due to increased costs.

We conduct a portion of our business outside the United States. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither we nor our franchisees have control, may include:

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

Exchange rate fluctuations could have an adverse effect on our results of operations. Approximately 8.1%, 8.6% and 8.6% of our total revenues were derived from our international segment in 2004, 2005 and 2006, respectively, a majority of which were denominated in foreign currencies. Sales made by our stores outside the United States are denominated in the currency of the country in which the store is located, and this currency could become less valuable prior to conversion to U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the United States or lower profitability to our franchisees outside the United States, or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees.

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

A significant portion of our earnings comes from royalties generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide limited training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image and reputation may suffer, and our revenues and stock price could decline. While we try to ensure that our franchisees maintain the quality of our brand and branded products, our franchisees may take actions that adversely affect the value of our intellectual property or reputation. As of December 31, 2006, we had 1,259 domestic franchisees operating 4,572 domestic stores. Five of these franchisees each operate over 50 domestic stores, including our largest domestic franchisee, which operates 140 stores, and the average franchisee operates three to four stores. In addition, our international master franchisees are generally responsible for the development of significantly more stores than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. Our largest international master franchisee operates 620 stores in five markets, which accounts for approximately 19% of our total international store count. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties, our business and results of operations would be adversely affected.

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

Investment funds associated with Bain Capital, LLC together beneficially own approximately 27% of our outstanding common stock. Assuming the successful completion of the Recapitalization, the investment funds associated with Bain Capital, LLC together could beneficially own up to one-third of our outstanding common stock (and potentially more if there are open market repurchases in which these fund do not participate after completion of the Recapitalization). In addition, two of our directors are representatives of investment funds associated with Bain Capital, LLC. As a result, these investment funds associated with Bain Capital, LLC have significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

Our common stock price could be subject to significant fluctuations and/or may decline.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	variations in our operating results;
•	changes in revenues or earnings estimates or publication of research reports by analysts;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as sales promotions, acquisitions or restructurings;
•	actions by institutional and other stockholders;
•	changes in our dividend policy;
•	changes in the market values of public companies that operate in our business segments;
•	the reaction of the investment community to the equity tender offer and other elements of the Recapitalization;
•	general market conditions; and
•	domestic and international economic factors unrelated to our performance.

The stock markets in general have recently experienced volatility that has sometimes been unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.

After the completion of the equity tender offer, our common stock may have a significantly smaller public float, which could result in reduced liquidity for our common stock and greater volatility in the market price of our common stock.

As of February 15, 2007, approximately 45,422,429 shares of our common stock were held by non-affiliated shareholders. Assuming the equity tender offer is fully subscribed, we estimate we will have approximately 32,700,165 shares held by non-affiliated shareholders following the Recapitalization. Historically, the common stock of a company with a smaller public float may be less liquid than the common stock of a company with broader public ownership, and the trading prices for the common stock of a company with a smaller public float may be more volatile than generally may be the case for more widely held common stock. Among other things, a decreased trading volume of our common stock may have a greater impact on the trading price of our common stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future. Future open market purchases, if authorized, would further reduce our public float.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 200,000 square feet for our World Resource Center located in Ann Arbor, Michigan under an operating lease with Domino’s Farms Office Park, L.L.C., which is owned and operated by our founder and former majority shareholder. The lease, as amended, expires in December 2013 and has two five-year renewal options.

We own four domestic Company-owned store buildings and five distribution center buildings. We also own six store buildings that we lease to domestic franchisees. All other domestic Company-owned stores are leased by us, typically under five-year leases with one or two five-year renewal options. All other domestic distribution centers are leased by us, typically under leases ranging between five and 15 years with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

Item 3. Legal Proceedings.

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices and, specifically in California, wage and hour claims and two class actions pending in California brought by former employees. On June 10, 2003, Vega v. Domino’s Pizza LLC was filed, in Orange County Superior Court, alleging that we failed to provide meal and rest breaks to our employees. No determination with respect to class certification has been made. On August 2, 2006, Roselio v. Domino’s Pizza LLC was filed, in Los Angeles County Superior Court, alleging similar claims as set out in the Vega lawsuit. We are seeking to coordinate these two actions in Orange County Superior Court.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 15, 2007, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 62,588,508 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.” Prior to our July 2004 IPO, there was no established public trading market for Domino’s Pizza, Inc.’s common stock.

The following table presents the high and low closing prices by quarter for Domino’s Pizza, Inc.’s common stock, as reported by the NYSE, and dividends declared per common share.

2005:	High	Low	Dividends Declared Per Share
First quarter (January 3, 2005 – March 27, 2005)	$18.22	$16.50	$0.10
Second quarter (March 28, 2005 – June 19, 2005)	22.94	18.16	0.10
Third quarter (June 20, 2005 – September 11, 2005)	25.30	21.50	0.10
Fourth quarter (September 12, 2005 – January 1, 2006)	25.64	21.07	0.10
2006:
First quarter (January 2, 2006 – March 26, 2006)	$28.58	$24.05	$0.12
Second quarter (March 27, 2006 – June 18, 2006)	28.75	23.06	0.12
Third quarter (June 19, 2006 – September 10, 2006)	24.81	21.84	0.12
Fourth quarter (September 11, 2006 – December 31, 2006)	28.36	24.48	0.12

On February 14, 2007, our board of directors determined to discontinue our regular quarterly dividend. However, following the anticipated Recapitalization, we expect, subject to the approval of our board of directors, to pay a significant special cash dividend to our shareholders. In the event that a special cash dividend is paid, we have approved a separate dividend equivalent rights policy to (i) allow holders of vested stock options or options that vest in calendar year 2007, including our directors, executive officers and certain team members, to receive a cash payment in respect of such options equal to the amount of the dividend that would be paid on the shares underlying the options, and (ii) allow holders of unvested stock options to have the option exercise price reduced, to the extent permitted by applicable law, to reflect the amount of the dividend.

Our board of directors’ assessment of any future dividends will be made based on our projected future cash flows, our expected debt and other payment obligations, the benefits of retaining and reinvesting future cash flows and other factors our board of directors may deem relevant. Whether any future dividends are paid, and the actual amount of any dividends, will depend upon future earnings, results of operations, capital requirements, our financial condition and other factors. There can be no assurance as to the amount of free cash flow that we will generate in future years and, accordingly, dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of our board of directors.

The Company made no repurchases of common stock during the fourth quarter of 2006. However, in connection with the Recapitalization, our board of directors may consider authorizing future open market repurchases of our common stock.

As of February 15, 2007, there were 260 registered holders of record of Domino’s Pizza, Inc.’s common stock.

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

	Fiscal year ended

(dollars in millions, except per share data)	December 29, 2002	December 28, 2003 (5)	January 2, 2005 (6)	January 1, 2006	December 31, 2006
Income statement data:
Revenues:
Domestic Company-owned stores	$376.5	$375.4	$382.5	$401.0	$393.4
Domestic franchise	140.7	144.5	155.0	161.9	157.7
Domestic stores	517.2	519.9	537.5	562.9	551.1
Domestic distribution	676.0	717.1	792.0	819.1	762.8
International	81.8	96.4	117.0	129.6	123.4
Total revenues	1,275.0	1,333.3	1,446.5	1,511.6	1,437.3
Cost of sales	945.8	997.7	1,092.8	1,126.3	1,052.8
Operating margin	329.2	335.6	353.7	385.3	384.5
General and administrative expense	171.4	176.1	182.3	186.2	170.3
Income from operations	157.8	159.5	171.4	199.1	214.2
Interest income	0.5	0.4	0.6	0.8	1.2
Interest expense	(60.3)	(74.7)	(61.1)	(48.8)	(55.0)
Other (1)	(1.8)	(22.7)	(10.8)	22.1	-
Income before provision for income taxes	96.2	62.4	100.1	173.3	160.4
Provision for income taxes	35.7	23.4	37.8	65.0	54.2
Net income	$60.5	$39.0	$62.3	$108.3	$106.2
Net income (loss) available to common stockholders (2)	$43.0	$(4.0)	$62.3	$108.3	$106.2
Earnings (loss) per share:
Class L – basic	$10.97	$10.26	$5.57	N/A	N/A
Class L – diluted	10.96	10.25	5.57	N/A	N/A
Common stock – basic	$0.10	$(1.26)	$0.85	$1.62	$1.68
Common stock – diluted	0.09	(1.26)	0.81	1.58	1.65
Dividends declared per share (3)	$-	$-	$0.065	$0.40	$0.48

Balance sheet data (at end of period):
Cash and cash equivalents	$25.5	$46.4	$40.4	$66.9	$38.2
Working capital	(10.2)	(1.3)	(0.2)	4.0	11.1
Total assets	425.5	452.1	447.3	461.1	380.2
Total long-term debt, less current portion	599.2	941.2	755.4	702.4	740.1
Total debt	602.0	959.7	780.7	737.7	741.6
Cumulative preferred stock	98.0	-	-	-	-
Total stockholders’ deficit	(473.4)	(718.0)	(549.9)	(511.0)	(564.9)

	Fiscal year ended

(dollars in millions)	December 29, 2002	December 28, 2003 (5)	January 2, 2005 (6)	January 1, 2006	December 31, 2006
Other financial data:
Depreciation and amortization	$28.3	$29.8	$31.7	$32.4	$32.3
Capital expenditures	53.9	29.2	39.8	28.7	20.2

Same store sales growth (4):
Domestic Company-owned stores	0.0%	(1.7)%	0.1%	7.1%	(2.2)%
Domestic franchise stores	3.0%	1.7%	2.1%	4.6%	(4.4)%
Domestic stores	2.6%	1.3%	1.8%	4.9%	(4.1)%
International stores	4.1%	4.0%	5.9%	6.1%	4.0%

Store counts (at end of period):
Domestic Company-owned stores	577	577	580	581	571
Domestic franchise stores	4,271	4,327	4,428	4,511	4,572
Domestic stores	4,848	4,904	5,008	5,092	5,143
International stores	2,382	2,523	2,749	2,987	3,223
Total stores	7,230	7,427	7,757	8,079	8,366

(1)	Included in other for the fiscal years ended 2002 through 2004 are costs incurred in connection with debt retirements, including $20.4 million of bond tender fees in connection with the 2003 recapitalization and $9.0 million incurred in connection with the redemption of $109.1 million of senior subordinated notes as part of our 2004 IPO. Other for 2005 is comprised of a gain recognized on the sale of an equity investment.

(2)	Net income (loss) available to common stockholders for the fiscal years ended 2002 and 2003 is comprised of consolidated net income less cumulative preferred stock dividends and accretion amounts.

(3)	We paid $188.3 million in dividends to shareholders as part of our recapitalization in 2003.

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

(6)

In connection with our IPO completed on July 16, 2004, Domino’s Pizza, Inc. issued and sold 9,375,000 shares resulting in net proceeds to us of approximately $119.6 million. These net proceeds were used to redeem, at a premium plus accrued interest, approximately $109.1 million aggregate principal amount of Domino’s, Inc. 8 1/4 % senior subordinated notes. Immediately following the closing of the IPO, we had 68,653,626 shares of common stock outstanding. Additionally, in connection with the IPO, we used general funds to, among other things, distribute $16.9 million to our founder and former majority shareholder and his spouse for full payment of contingent notes then outstanding and pay $10.0 million to an affiliate of our principal stockholder, in connection with the termination of its management agreement with us, which was recorded in general and administrative expense. Additionally, the 2004 fiscal year includes 53 weeks, while the 2002, 2003, 2005 and 2006 fiscal years each include 52 weeks.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve week quarters and one sixteen week quarter. Every five or six years our fiscal year includes an extra (or 53rd) week in the fourth quarter of that year. Fiscal 2004 consisted of 53 weeks, while fiscal 2005 and fiscal 2006 consisted of 52 weeks.

We are the number one pizza delivery company in the United States with a 19.0% share of the pizza delivery market based on reported consumer spending. We also have a leading international presence. We operate through a network of 571 Company-owned stores, all of which are in the United States, and 7,795 franchise stores located in all 50 states and in more than 50 countries. In addition, we operate 17 regional dough manufacturing and distribution centers in the contiguous United States as well as six dough manufacturing and distribution centers outside the contiguous United States.

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

We devote significant attention to our brand-building efforts, which is evident in our system’s estimated $1.4 billion of domestic advertising spending over the past five years and our frequent designation as a MegaBrand by Advertising Age. We plan on continuing to build our brand and retail sales by satisfying customers worldwide with our pizza delivery offerings and by continuing to invest significant amounts in the advertising and marketing of the Domino’s Pizza® brand.

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

In 2006, global retail sales, which are total retail sales at Company-owned and franchise stores worldwide, increased 2.0% as compared to 2005. This increase in global retail sales was driven by strong international same store sales growth as well as global unit growth, offset in part by a decrease in domestic same store sales. In 2005, global retail sales increased 7.8% as compared to 2004, despite having a 53rd week in 2004, which negatively impacted our 2005 global retail sales growth by approximately two percentage points. This increase in global retail sales was driven by both strong domestic and international same store sales growth as well as global unit growth.

Our revenues decreased $74.3 million in 2006, largely due to lower distribution revenues, due primarily to lower volumes related to decreases in domestic same store sales, and lower food prices, including cheese. Worldwide store counts have increased from 7,427 at the beginning of 2004 to 8,366 at the end of 2006. This growth in store counts can be attributed to the growing global acceptance of our brand and our pizza delivery concept as well as the economics inherent in our system which attracts new franchisees and encourages existing franchisees to grow their business. Domestic same store sales increased 1.8% and 4.9% in 2004 and 2005, respectively, and decreased 4.1% in 2006. International same store sales increased 5.9%, 6.1% and 4.0% during the same periods. We believe that our mix of new product introductions and strong value-oriented promotional activities have historically produced strong same store sales results. The Company’s domestic same store sales results in 2006 reflected a weaker economy and the underperformance of our product and promotional offerings during the year. Internationally, same stores sales growth continues to result from the growing acceptance of delivered pizza around the globe and the successful execution of the concept.

Income from operations has increased 25.0%, from $171.4 million in 2004 to $214.2 million in 2006. This growth in income from operations was primarily the result of increases in global retail sales and related profits from distribution center operations, as well as decreases in general and administrative expenses. Net income increased from $62.3 million in 2004 to $106.2 million in 2006.

We are highly leveraged primarily as the result of recapitalizations in 1998 and 2003. As of December 31, 2006, consolidated long-term debt was $741.6 million. Since 1998, a large portion of our cash flows provided from operations has been used to make principal and interest payments on our indebtedness. Our senior subordinated notes require no principal payments until maturity in 2011. Our senior credit facility requires principal payments of $1.2 million, $4.8 million, $6.0 million and $451.1 million in 2007, 2008, 2009 and 2010, respectively. We have decreased our total leverage ratio, or total debt divided by total segment income, from 3.9x at the time of our 2004 initial public offering to 3.0x at the end of 2006, as a result of both debt reductions and continued improved operating performance. Overall, we believe that our ability to consistently produce significant free cash flows allows us the flexibility not only to service our significant debt but also invest in our business, pay dividends to our shareholders and opportunistically repurchase outstanding common stock.

Recent Development

On February 7, 2007, we announced a recapitalization, which comprises (i) a tender offer to purchase up to 13,850,000 shares of our common stock, which is expected to expire on March 9, 2007 (the “equity tender offer”), (ii) a tender offer and consent solicitation for any and all of our outstanding 8  1/4% senior subordinated notes due 2011, which is expected to expire on March 9, 2007 (the “debt tender offer”), (iii) the repayment of all outstanding borrowings and related accrued interest under our current senior secured credit facility and the termination of that facility and (iv) new borrowings of up to $1.85 billion in securitized debt, of which $150 million would be a revolving credit facility. Although we are currently negotiating the terms and availability of this securitized debt, we anticipate that we will obtain the funds required to finance the repayment of our existing borrowings under our senior secured credit facility, the equity tender offer and the debt tender offer, as well as to pay all related fees and expenses, from a bridge loan facility we expect to enter into with a syndicate of banks, financial institutions and other entities, that is expected to provide for borrowings of up to $1.35 billion (the “bridge loan facility”). We have obtained a commitment, subject to customary conditions, from a syndicate of banks to provide the bridge loan facility.

In this Annual Report on Form 10-K, we refer to the foregoing transactions as the “Recapitalization.” In addition, following the Recapitalization, we expect, subject to the approval of our board of directors, to pay a significant special cash dividend to our shareholders, and our board of directors will consider authorizing future open market repurchases of our common stock. Any such special dividend payment and open market repurchases are expected to use substantially all of any remaining proceeds of the securitized debt and no proceeds, other than under the securitized variable funding senior notes, are expected to be used for working capital or other general corporate purposes. In the event that a special cash dividend is paid, we have approved a separate dividend equivalent rights policy to (i) allow holders of vested stock options or options that vest in calendar year 2007, including our directors, executive officers and certain team members, to receive a cash payment in respect of such options equal to the amount of the dividend that would be paid on the shares underlying the options and (ii) allow holders of unvested stock options to have the option exercise price reduced, to the extent permitted by applicable law, to reflect the amount of the dividend.

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

Long-lived and intangible assets. We record long-lived assets, including property, plant and equipment and capitalized software, at cost. For acquisitions of franchise operations, we estimate the fair values of the assets and liabilities acquired based on physical inspection of assets, historical experience and other information available to us regarding the acquisition. We depreciate and amortize long-lived assets using useful lives determined by us based on historical experience and other information available to us. We review long-lived assets for impairment when events or circumstances indicate that the related amounts might be impaired. We perform related impairment tests on a market level basis for Company-owned stores. At December 31, 2006, we determined that our long-lived assets were not impaired. However, if our future operating performance were to deteriorate, we may be required to recognize an impairment charge.

We evaluate goodwill for impairment by comparing the fair value of our reporting units to their carrying values. A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment. At December 31, 2006, the fair value of our business operations with associated goodwill exceeded their recorded carrying value, including the related goodwill. However, if the future performance of our domestic Company-owned stores or other reporting units were to deteriorate, we may be required to recognize a goodwill impairment charge.

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

Same Store Sales Growth

	2004	2005	2006
Domestic Company-owned stores	0.1%	7.1%	(2.2)%
Domestic franchise stores	2.1%	4.6%	(4.4)%
Domestic stores	1.8%	4.9%	(4.1)%

International stores	5.9%	6.1%	4.0%

Store Growth Activity

	Domestic Company-owned Stores	Domestic Franchise	Domestic Stores	International Stores	Total
Store count at December 28, 2003	577	4,327	4,904	2,523	7,427
Openings	5	165	170	263	433
Closings	(1)	(65)	(66)	(37)	(103)
Transfers	(1)	1	-	-	-
Store count at January 2, 2005	580	4,428	5,008	2,749	7,757
Openings	10	162	172	292	464
Closings	(3)	(85)	(88)	(54)	(142)
Transfers	(6)	6	-	-	-
Store count at January 1, 2006	581	4,511	5,092	2,987	8,079
Openings	7	119	126	276	402
Closings	(3)	(72)	(75)	(40)	(115)
Transfers	(14)	14	-	-	-
Store count at December 31, 2006	571	4,572	5,143	3,223	8,366

Income Statement Data

(dollars in millions)	2004		2005		2006
Domestic Company-owned stores	$382.5		$401.0		$393.4
Domestic franchise	155.0		161.9		157.7
Domestic distribution	792.0		819.1		762.8
International	117.0		129.6		123.4
Total revenues	1,446.5	100.0%	1,511.6	100.0%	1,437.3	100.0%

Domestic Company-owned stores	313.6		319.1		312.1
Domestic distribution	718.9		739.3		681.7
International	60.3		67.9		59.0
Cost of sales	1,092.8	75.6%	1,126.3	74.5%	1,052.8	73.2%

General and administrative	182.3	12.6%	186.2	12.3%	170.3	11.9%
Income from operations	171.4	11.8%	199.1	13.2%	214.2	14.9%
Interest expense, net	(60.5)	(4.2)%	(47.9)	(3.2)%	(53.8)	(3.7)%
Other	(10.8)	(0.7)%	22.1	1.5%	-	-
Income before provision for income taxes	100.1	6.9%	173.3	11.5%	160.4	11.2%
Provision for income taxes	37.8	2.6%	65.0	4.3%	54.2	3.8%
Net income	$62.3	4.3%	$108.3	7.2%	$106.2	7.4%

2006 compared to 2005

(tabular amounts in millions, except percentages)

Revenues. Revenues include retail sales by Company-owned stores, royalties from domestic and international franchise stores and sales of food, equipment and supplies by our distribution centers to certain domestic and international franchise stores.

Consolidated revenues decreased $74.3 million or 4.9% in 2006. This decrease in revenues was due primarily to lower volumes in our distribution business related to decreases in domestic franchise same store sales, and lower food prices, primarily cheese, as well as lower Company-owned store and international revenues. These decreases in revenues are more fully described below.

Domestic stores. Domestic stores revenues are comprised of retail sales from domestic Company-owned store operations and royalties from retail sales at domestic franchise stores, as summarized in the following table.

	2005		2006
Domestic Company-owned stores	$401.0	71.2%	$393.4	71.4%
Domestic franchise	161.9	28.8%	157.7	28.6%
Total domestic stores revenues	$562.9	100.0%	$551.1	100.0%

Domestic stores revenues decreased $11.8 million or 2.1% in 2006. This decrease was due primarily to lower domestic same store sales, offset in part by an increase in the average number of domestic stores open during 2006. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations decreased $7.6 million or 1.9% in 2006. This decrease was due primarily to lower same store sales. Domestic Company-owned same store sales decreased 2.2% in 2006 compared to 2005. There were 581 and 571 domestic Company-owned stores in operation as of January 1, 2006 and December 31, 2006, respectively.

Domestic franchise. Revenues from domestic franchise operations decreased $4.2 million or 2.5% in 2006. This decrease was due primarily to lower same store sales, offset in part by an increase in the average number of domestic franchise stores open during 2006. Domestic franchise same store sales decreased 4.4% in 2006 compared to 2005. There were 4,511 and 4,572 domestic franchise stores in operation as of January 1, 2006 and December 31, 2006, respectively.

Domestic distribution. Revenues from domestic distribution operations decreased $56.3 million or 6.9% in 2006. This decrease was due primarily to decreases in cheese prices, as well as lower volumes related to decreases in domestic franchise same store sales. Cheese prices negatively impacted revenues by approximately $35.6 million in 2006.

International. Revenues from international operations decreased $6.2 million or 4.8% in 2006. This decrease was due primarily to the sale of Company-owned operations in France and the Netherlands and were offset in part by higher royalty revenues due to increases in same store sales and the average number of international stores open during 2006. On a constant dollar basis, same store sales increased 4.0% in 2006 compared to 2005. On a historical dollar basis, same store sales increased 4.6% in 2006 compared to 2005, reflecting a generally weaker U.S. dollar in those markets in which we compete. There were 2,987 and 3,223 international stores in operation as of January 1, 2006 and December 31, 2006, respectively.

Cost of sales / Operating margin. Consolidated cost of sales is comprised primarily of Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, decreased $0.8 million or 0.2% in 2006, as summarized in the following table.

	2005		2006
Consolidated revenues	$1,511.6	100.0%	$1,437.3	100.0%
Consolidated cost of sales	1,126.3	74.5%	1,052.8	73.2%
Consolidated operating margin	$385.3	25.5%	$384.5	26.8%

The $0.8 million decrease in consolidated operating margin was due primarily to lower margins at our Company-owned stores and lower domestic franchise royalty revenues, offset in part by higher margins in our international business and improved margins in our distribution operations. Franchise revenues do not have a cost of sales component and, as a result, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, our consolidated operating margin increased primarily as a result of a market decrease in overall food prices, primarily cheese, which benefited both domestic Company-owned store and domestic distribution operating margins as a percentage of revenues, as well as improvements in the operating margins in our international operations. These increases were offset in part by lower domestic same store sales, which generated lower domestic franchise royalty revenues, lower distribution volumes and lower domestic Company-owned store revenues. Changes in the operating margin at our domestic Company-owned store operations and our domestic distribution operations are more fully described below.

Domestic Company-owned stores. The domestic Company-owned store operating margin decreased $0.6 million or 0.8% in 2006, as summarized in the following table.

	2005		2006
Revenues	$401.0	100.0%	$393.4	100.0%
Cost of sales	319.1	79.6%	312.1	79.3%
Store operating margin	$81.9	20.4%	$81.3	20.7%

The $0.6 million decrease in the domestic Company-owned store operating margin is due primarily to lower same store sales and higher occupancy costs, including utilities and rent, and was offset in part by a market decrease in overall food prices, primarily cheese.

As a percentage of store revenues, food costs decreased 1.8 percentage points to 26.2% in 2006, due primarily to a market decrease in food prices, primarily cheese and a higher average ticket. The cheese block price per pound averaged $1.24 in 2006 compared to $1.50 in 2005.

As a percentage of store revenues, labor costs increased 0.5 percentage points to 30.1% in 2006, due primarily to the negative impact of lower revenues.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and other related costs, including depreciation and amortization, increased 0.9 percentage points to 12.0% in 2006, due primarily to higher utilities and rent as well as the negative impact of lower revenues.

As a percentage of store revenues, insurance costs decreased 0.3 percentage points to 3.1% in 2006, due primarily to improved loss experience.

Domestic distribution. The domestic distribution operating margin increased $1.3 million or 1.6% in 2006, as summarized in the following table.

	2005		2006
Revenues	$819.1	100.0%	$762.8	100.0%
Cost of sales	739.3	90.3%	681.7	89.4%
Distribution operating margin	$79.8	9.7%	$81.1	10.6%

The $1.3 million increase in the domestic distribution operating margin was due primarily to lower food and labor costs.

As a percentage of distribution revenues, the distribution operating margin increased primarily as a result lower food prices, primarily cheese, offset in part by lower volumes as a result of lower domestic franchise same store sales. Decreases in certain food prices, including cheese, have a positive effect on the distribution operating margin due to the fixed dollar margin earned by domestic distribution on certain food items, including cheese. Had the 2006 cheese prices been in effect during 2005, the domestic distribution operating margin as a percentage of domestic distribution revenues would have been approximately 10.2% for 2005, resulting in a domestic distribution operating margin increase of 0.4 percentage points in 2006.

General and administrative expenses. General and administrative expenses decreased $15.9 million or 8.5% in 2006. As a percentage of total revenues, general and administrative expenses decreased 0.4 percentage points to 11.9% in 2006. These decreases were due primarily to a gain of approximately $2.8 million recognized on the sale of Company-owned operations in France and the Netherlands in 2006, a reduction of general and administrative expenses of approximately $5.4 million resulting from the absence of these operations during the second half of 2006 and the positive impact in 2006 related to the $2.8 million of charges incurred in the fourth quarter of 2005 related to a goodwill impairment charge and losses on store sales. Additionally, general and administrative expenses were positively impacted by decreases in variable general and administrative expenses, including lower administrative labor.

Interest expense. Interest expense increased $6.2 million or 12.8% in 2006. This increase in interest expense was due primarily to higher effective borrowing rates during 2006 and higher average outstanding debt balances in 2006. Our average outstanding borrowings increased $3.3 million to $757.5 million in 2006. Our effective borrowing rate increased 0.7 percentage points to 6.5% in 2006 compared to 2005. Total deferred financing fee and bond discount expense was $3.0 million and $3.4 million in 2005 and 2006, respectively.

Other. The other amount of $22.1 million in 2005 is comprised of a gain recognized from the sale of an equity investment in an international master franchisee.

Provision for income taxes. Provision for income taxes decreased $10.8 million to $54.2 million in 2006, due primarily to a decrease in pre-tax income. The Company’s effective income tax rate decreased 3.7 percentage points to 33.8% of pre-tax income in 2006, due primarily to a tax benefit recorded in 2006 associated with the disposition of Company-owned operations in France and the Netherlands.

2005 compared to 2004

Revenues. Consolidated revenues increased $65.1 million or 4.5% in 2005 to $1,511.6 million, from $1,446.5 million in 2004. This increase in revenues was due primarily to increases in revenues as a result of higher same store sales and store counts, increases in volumes at our distribution centers, offset in part by decreases in food prices and the inclusion of the 53rd week in 2004. These increases in revenues are more fully described below.

Domestic stores. Domestic stores revenues are comprised of retail sales from domestic Company-owned store operations and royalties from retail sales at domestic franchise stores, as summarized in the following table.

	2004		2005
Domestic Company-owned stores	$382.5	71.2%	$401.0	71.2%
Domestic franchise	155.0	28.8%	161.9	28.8%
Total domestic stores revenues	$537.5	100.0%	$562.9	100.0%

Domestic stores revenues increased $25.4 million or 4.7% in 2005. This increase was due primarily to a 4.9% increase in same store sales and an increase in domestic franchise store counts, offset in part by the negative impact of the inclusion of the 53rd week in 2004. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations increased $18.5 million or 4.9% in 2005. This increase was due to an increase in same store sales, offset in part by the negative impact of the inclusion of the 53rd week in 2004. Same store sales for domestic Company-owned stores increased 7.1% in 2005 compared to 2004. There were 580 and 581 domestic Company-owned stores in operation as of January 2, 2005 and January 1, 2006, respectively.

Domestic franchise. Revenues from domestic franchise operations increased $6.9 million or 4.4% in 2005. This increase was due primarily to an increase in same store sales and an increase in the average number of domestic franchise stores open during 2005, offset in part by the negative impact of the inclusion of the 53rd week in 2004. Same store sales for domestic franchise stores increased 4.6% in 2005 compared to 2004. There were 4,428 and 4,511 domestic franchise stores in operation as of January 2, 2005 and January 1, 2006, respectively.

Domestic distribution. Revenues from domestic distribution operations increased $27.1 million or 3.4% in 2005. This increase was due primarily to an increase in volumes related to increases in domestic franchise retail sales, offset in part by a market decrease in overall food prices, primarily cheese, and the negative impact of the inclusion of the 53rd week in 2004. Cheese prices negatively impacted revenues by approximately $14.9 million in 2005.

International. Revenues from international operations increased $12.6 million or 10.8% in 2005. This increase was due primarily to an increase in same store sales, an increase in the average number of international stores open during 2005 and a related increase in revenues from our international distribution operations. Offsetting these increases was the negative impact of the inclusion of the 53rd week in 2004. On a constant dollar basis, same store sales increased 6.1% in 2005 compared to 2004. On a historical dollar basis, same store sales increased 8.9% in 2005 compared to 2004, reflecting a generally weaker U.S. dollar in those markets in which we compete. There were 2,749 and 2,987 international stores in operation as of January 2, 2005 and January 1, 2006, respectively.

Cost of sales / Operating margin. The consolidated operating margin, which we define as revenues less cost of sales, increased $31.6 million or 8.9% in 2005, as summarized in the following table.

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

Domestic Company-owned stores. The domestic Company-owned store operating margin increased $13.0 million or 19.0% in 2005, as summarized in the following table.

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

As a percentage of store revenues, food costs decreased 0.5 percentage points to 28.0% in 2005, due primarily to a market decrease in food prices, primarily cheese. The cheese block price per pound averaged $1.50 in 2005 compared to $1.64 in 2004.

As a percentage of store revenues, labor costs decreased 0.3 percentage points to 29.6% in 2005.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and other related costs, including depreciation and amortization, decreased 0.8 percentage points to 11.1% in 2005, due primarily to a decrease in rent expense as a result of the Company’s correction in accounting for leases in 2004.

As a percentage of store revenues, insurance costs decreased 1.1 percentage points to 3.4% in 2005, due primarily to improved loss experience and the positive impact of higher revenues.

Additionally, the domestic Company-owned store operating margin as a percentage of store revenues was negatively impacted due to the inclusion of the 53rd week in 2004.

Domestic distribution. The domestic distribution operating margin increased $6.7 million or 9.2% in 2005, as summarized in the following table.

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

General and administrative expenses. General and administrative expenses increased $3.9 million or 2.1% in 2005. As a percentage of total revenues, general and administrative expenses decreased 0.3 percentage points to 12.3% in 2005. General and administrative expenses were negatively impacted by approximately $2.9 million related to the adoption of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R), approximately $2.8 million of charges incurred in connection with certain Company-owned international operations, including a $1.3 million goodwill impairment charge, and approximately $1.1 million of separation expenses incurred in connection with our former chief financial officer. Additionally, general and administrative expenses were negatively impacted by increases in variable general and administrative expenses, including higher administrative labor as a result of higher performance-based bonuses and increases in advertising contributions as a result of higher Company-owned same store sales. General and administrative expenses were positively impacted by the inclusion of the 53rd week in 2004 and the $10.0 million management agreement termination fee paid to an affiliate in connection with the Company’s IPO in 2004.

Interest expense. Interest expense decreased $12.3 million or 20.2% in 2005. This decrease in interest expense was due primarily to lower average debt balances during 2005 and approximately $3.7 million of deferred financing and bond discount expenses incurred in connection with the redemption of $109.1 million of Domino’s, Inc.’s senior subordinated notes in August 2004. Our average outstanding borrowings decreased $126.2 million to $754.2 million. Our effective borrowing rate remained flat at 5.8% in 2005 compared to 2004. Total deferred financing fee and bond discount expense, including the aforementioned amount, was $7.8 million and $3.0 million in 2004 and 2005, respectively.

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

Provision for income taxes. Provision for income taxes increased $27.2 million to $65.0 million in 2005, due primarily to an increase in pre-tax income. The Company’s effective income tax rate decreased 0.25 percentage points to 37.5% of pre-tax income in 2005.

Liquidity and capital resources

As of December 31, 2006, we had working capital of $11.1 million and cash and cash equivalents of $38.2 million. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay long-term debt, pay dividends and invest in long-term assets, reduce our working capital amounts. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We have historically funded capital expenditures and debt repayments from cash flows from operations and expect to in the future. We did not have any material commitments for capital expenditures as of December 31, 2006.

Our advertising fund assets decreased $16.7 million, from $35.6 million at January 1, 2006 to $18.9 million at December 31, 2006. This decrease was due primarily to decreases in same store sales and the timing of receipts and disbursements. The Company will continue to fund future marketing activities from our advertising fund.

As of December 31, 2006, we had $741.6 million of long-term debt, of which $1.5 million was classified as a current liability. During 2006, we borrowed $100.0 million in additional term loan borrowings that, along with cash from operations, was used to repurchase approximately 5.6 million shares of our common stock for $145.0 million. During 2006, we repaid $60.0 million of these borrowings. At December 31, 2006, we had borrowings of $91.1 million available under our $125.0 million revolving credit facility, net of letters of credit issued of $33.9 million. These letters of credit are primarily related to our insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $133.0 million and $141.2 million in 2006 and 2005, respectively. The $8.2 million decrease was due primarily to a $21.2 million net change in operating assets and liabilities, due primarily to the timing of payment of current operating liabilities, and a $2.1 million decrease in net income. These decreases were offset in part by a $16.3 million decrease in gains on the sale/disposal of assets, due primarily to the sale of an equity investment in an international master franchisee in 2005.

Cash used in investing activities was $5.9 million in 2006. Cash provided by investing activities was $0.1 million in 2005. The $6.0 million net change was due primarily to a $25.5 million decrease in proceeds from the sale of equity investments, due to the sale of an equity investment in an international master franchisee in 2005, offset in part by a $10.5 million increase in proceeds from the sale of property, plant and equipment, due primarily from the sale of Company-owned operations in France and the Netherlands in 2006, and an $8.5 million decrease in capital expenditures, due primarily to increased spending in 2005 related to the renovation of our world headquarters.

Cash used in financing activities was $155.8 million and $114.6 million in 2006 and 2005, respectively. The $41.2 million increase was due primarily to a $70.0 million increase in repurchases of common stock, a $14.9 million increase in repayments of long-term debt and capital lease obligations and a $16.4 million decrease in tax benefit from the exercise of stock options. These increases in cash used in financing activities were offset in part by a $60.0 million increase in proceeds from the issuance of long-term debt.

On June 25, 2003, we consummated a recapitalization transaction whereby Domino’s, Inc. (i) issued and sold $403.0 million aggregate principal amount at maturity of 8 1/4% senior subordinated notes due 2011 at a discount resulting in gross proceeds of approximately $400.1 million, and (ii) borrowed $610.0 million in term loans and secured a $125.0 million revolving credit facility from a consortium of banks (collectively, the “senior secured credit facility”). The senior secured credit facility was subsequently amended primarily to obtain more favorable interest rate margins, to amend the principal amortization schedule, to allow for the repayment of a portion of the senior subordinated notes as part of our IPO in lieu of a required payment under the senior secured credit facility, to allow the payment of dividends to our stockholders and to allow for the purchase and retirement of common stock and to allow for additional term loan borrowings of $100.0 million in 2006.

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

The senior secured credit facility provides the following credit facilities: a term loan and a revolving credit facility. The initial aggregate borrowings available under the senior secured credit facility were $735.0 million. The senior secured credit facility provided borrowings of $610.0 million in term loans. The term loan was initially fully borrowed. Term loans outstanding as of December 31, 2006 were $463.0 million. Borrowings under the term loan bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate (8.25% at December 31, 2006) and (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of 0.50%, or (ii) LIBOR (5.375% at December 31, 2006) plus an applicable margin of 1.50%. At December 31, 2006, our borrowing rate was 6.875% for term loan borrowings. As of December 31, 2006, all borrowings under the term loan were under a LIBOR contract with an interest period of 90 days.

As of December 31, 2006, the senior secured credit facility requires term loan payments of $1.2 million, $4.8 million, $6.0 million and $451.1 million in 2007, 2008, 2009 and 2010, respectively. The timing of our required payments under the senior secured credit facility may change based upon voluntary prepayments and generation of excess cash flow. We are required to pay between 25% and 75% of the excess cash flow generated. The required percentage is determined once a year and is based on our leverage ratio at the end of the preceding year. Excess cash flow is calculated as (i) earnings before interest, taxes, depreciation and amortization; less (ii) the sum of debt repayments, capital expenditures, cash interest expense, provision for current taxes and certain other adjustments, if any, which have historically included our 2003 recapitalization transaction expenses, comprised of bond tender fees and financing fees, and our 2004 IPO expenses, comprised primarily of the payment made to an affiliate of our former majority stockholder in connection with the termination of its management agreement with us. Total debt is divided by the amount in clause (i) to calculate the leverage ratio. If the leverage ratio is over 4.0, between 4.0 and 3.25 or less than 3.25, we are obligated to pay 75%, 50% or 25% of the excess cash flows amounts generated, respectively. The required percentage for 2006 to be paid in 2007 was 25%. However, no payment was required in 2007 because there is no excess cash flow as calculated as we voluntarily prepaid a significant amount of term loans during 2006. Upon a public stock offering, we are required to pay down the term loan in an amount equal to 50% of the net proceeds of such offering.

In connection with our IPO, we amended our senior secured credit facility and obtained consent under the facility to permit the use of proceeds described in our offering prospectus filed with the Securities and Exchange Commission. The final scheduled principal payment on the outstanding borrowings under the term loan is due in June 2010.

The senior secured credit facility also provides for borrowings of up to $125.0 million under the revolving credit facility, of which up to $60.0 million is available for letter of credit advances. Borrowings under the revolving credit facility (excluding letters of credit) bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate and (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 1.25% to 2.00%, or (ii) LIBOR plus an applicable margin of between 2.25% to 3.00%, with margins determined based upon our ratio of indebtedness to EBITDA, as defined. We also pay a 0.50% commitment fee on the unused portion of the revolver. The fee for letter of credit amounts outstanding ranges from 2.375% to 3.125%. At December 31, 2006, the fee for letter of credit amounts outstanding was 2.375%. At December 31, 2006, there was $91.1 million in available borrowings under the revolving credit facility, with $33.9 million of letters of credit outstanding. The revolving credit facility expires in June 2009.

In 2007 and in connection with the proposed transactions, we entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion. This swap was entered into to hedge the variability of future interest rates in contemplation of the bridge loan and securitized debt in connection with the Recapitalization.

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

Impact of inflation

We believe that our results of operations are not materially impacted upon moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2004, 2005 or 2006. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

New accounting pronouncement

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently engaged in a process to measure the impact of adopting FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its financial statements.

Contractual obligations

The following is a summary of our significant contractual obligations at December 31, 2006.

(dollars in millions)	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt, including current portion (1)	$1.2	$4.8	$6.0	$451.1	$273.9	$-	$736.9
Capital lease	0.7	0.7	0.7	0.7	0.7	4.9	8.6
Operating leases (2)	35.9	31.1	26.0	20.4	14.7	33.2	161.1

(1)	The long-term debt contractual obligations included above differ from the long-term debt amounts reported in our consolidated financial statements as the above amounts do not include the effect of debt discounts of approximately $1.1 million at December 31, 2006 and the fair value of our fair value derivatives, which was $364,000 at December 31, 2006. Additionally, the principal portion of the capital lease obligation amounts above, which totaled $5.4 million at December 31, 2006, are classified as debt in our consolidated financial statements. The above long-term debt amounts do not include interest. The interest rate on our $273.9 million of senior subordinated notes is fixed at 8.25% per year. The interest rate on our $463.0 million of senior credit facility borrowings is variable, based on LIBOR plus an applicable margin. Interest amounts vary from year-to-year due to, among other things, changes in market interest rates, voluntary payments of debt obligations and changes in interest rate derivative contracts.

(2)	We lease certain retail store and distribution center locations, distribution vehicles, various equipment and our World Resource Center, which is our corporate headquarters, under leases with expiration dates through 2019.

We may be required to purchase the Domino’s, Inc. senior subordinated notes upon a change of control, as defined in the indenture governing those notes. As of December 31, 2006, there was $273.9 million in aggregate principal amount of senior subordinated notes outstanding, not including a related $1.1 million discount. In connection with the Recapitalization, we expect to repay all outstanding borrowings under our senior credit facility and we have commenced a debt tender offer to repurchase the $273.9 million of senior subordinated notes. Additionally, in connection with the Recapitalization, we anticipate issuing up to $1.85 billion in securitized debt. The anticipated securitized debt would require no principal payments until maturity.

Off-balance sheet arrangements

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit and financial guarantees as of December 31, 2006 were $33.9 million and primarily relate to letters of credit for our insurance programs and distribution center leases.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K includes various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. Forward-looking statements include information concerning future results of operations, and business strategy. Also, statements that contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “potential,” “outlook” and similar terms and phrases, including references to assumptions, are forward-looking statements. We have based these forward looking statements on our current expectations and projections about future events. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A, Risk factors, as well as other cautionary language in this Form 10-K. Actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

• our substantial increased indebtedness as a result of the Recapitalization and our ability to incur additional indebtedness beyond that contemplated by the Recapitalization;

• our future financial performance;

• our future cash needs;

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

• our reduced public float as a result of the shares tendered that we purchase in the equity tender offer;

• the influence of investment funds associated with Bain Capital, LLC, and their ability to, among other things, delay, deter or prevent a change of control or other business combination;

• the number of shares tendered in the equity tender offer; and

• adequacy of insurance coverage.

All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

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

We purchase cheese at market prices, which fluctuate on a daily basis. The cheese block price per pound averaged $1.50 and $1.24 in 2005 and 2006, respectively. The estimated change in Company-owned store food costs from a hypothetical $0.25 change in the average cheese block price per pound would have been approximately $3.9 million in 2006. This hypothetical change in food cost could be positively or negatively impacted by average ticket changes and product mix changes.

Financial derivatives

We enter into interest rate swaps, collars or similar instruments with the objective of reducing volatility relating to our borrowing costs in addition to fulfilling requirements under our debt agreements.

As of December 31, 2006, we were party to two interest rate swap agreements which effectively convert the fixed interest component on a portion of the debt under our senior subordinated notes to variable LIBOR-based rates over the term of the senior subordinated notes. We are also party to an interest rate swap agreement which effectively converts the variable LIBOR component of the effective interest rate on a portion of our debt under our senior secured credit facility to a fixed rate over the stated term. These agreements are summarized in the following table.

Derivative	Total Notional Amount	Term	Company Pays	Counterparty Pays
Interest rate swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points	8.25%
Interest rate swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points	8.25%
Interest rate swap	$300.0 million	June 2005 – June 2007	3.21%	LIBOR

On February 7, 2007, we announced a recapitalization plan that, if successful, would include the repurchase of all of our outstanding senior subordinated notes and the repayment of all borrowings under our senior credit facility. At the time of these repayments, we intend to settle our positions in the above derivatives.

In 2007, we entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion. This swap was entered into to hedge the variability of future interest rates in contemplation of the bridge loan and securitized debt in connection with the Recapitalization.

Interest rate risk

Our variable interest expense is sensitive to changes in the general level of interest rates. As of December 31, 2006, the weighted average interest rate on our $263.0 million of variable interest debt, which is net of related outstanding derivative instruments, was 7.5%.

We had total interest expense of approximately $55.0 million in 2006. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $5.2 million.

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 8.1%, 8.6% and 8.6% of our total revenues in 2004, 2005 and 2006, respectively, were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency. We do not enter into financial instruments to manage this foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Domino’s Pizza, Inc.:

We have completed integrated audits of Domino’s Pizza, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Domino’s Pizza, Inc. and its subsidiaries at December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
February 21, 2007

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	January 1, 2006	December 31, 2006

CURRENT ASSETS:
Cash and cash equivalents	$66,919	$38,222
Accounts receivable, net of reserves of $3,584 in 2005 and $1,692 in 2006	74,437	65,697
Inventories	24,231	22,803
Notes receivable, net of reserves of $602 in 2005 and $460 in 2006	408	994
Prepaid expenses and other	13,771	13,835
Advertising fund assets, restricted	35,643	18,880
Deferred income taxes	5,937	5,874

Total current assets	221,346	166,305

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	22,107	21,831
Leasehold and other improvements	82,802	83,503
Equipment	163,840	162,142
Construction in progress	2,892	2,132

	271,641	269,608
Accumulated depreciation and amortization	(140,186)	(152,464)

Property, plant and equipment, net	131,455	117,144

OTHER ASSETS:
Investments in marketable securities, restricted	534	1,340
Notes receivable, less current portion, net of reserves of $1,440 in 2005 and $718 in 2006	1,839	576
Deferred financing costs, net of accumulated amortization of $5,873 in 2005 and $8,273 in 2006	11,652	8,770
Goodwill	22,084	21,319
Capitalized software, net of accumulated amortization of $36,056 in 2005 and $38,583 in 2006	20,337	16,142
Other assets, net of accumulated amortization of $2,190 in 2005 and $2,340 in 2006	13,170	8,625
Deferred income taxes	38,657	39,982

Total other assets	108,273	96,754

Total assets	$461,074	$380,203

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	January 1, 2006	December 31, 2006

CURRENT LIABILITIES:
Current portion of long-term debt	$35,304	$1,477
Accounts payable	60,330	55,036
Accrued compensation	29,761	21,693
Accrued interest	11,349	19,499
Accrued income taxes	8,660	786
Insurance reserves	9,681	8,979
Advertising fund liabilities	35,643	18,880
Other accrued liabilities	26,657	28,851

Total current liabilities	217,385	155,201

LONG-TERM LIABILITIES:
Long-term debt, less current portion	702,358	740,120
Insurance reserves	23,640	22,054
Other accrued liabilities	28,676	27,721

Total long-term liabilities	754,674	789,895

Total liabilities	972,059	945,096

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 67,184,334 shares in 2005 and 62,450,804 in 2006 issued and outstanding	672	625
Additional paid-in capital	259,695	133,936
Retained deficit	(777,906)	(701,520)
Accumulated other comprehensive income	6,554	2,066

Total stockholders’ deficit	(510,985)	(564,893)

Total liabilities and stockholders’ deficit	$461,074	$380,203

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	January 2, 2005	January 1, 2006	December 31, 2006

REVENUES:
Domestic Company-owned stores	$382,458	$401,008	$393,406
Domestic franchise	155,030	161,857	157,741
Domestic distribution	792,026	819,097	762,782
International	116,983	129,635	123,390

Total revenues	1,446,497	1,511,597	1,437,319

COST OF SALES:
Domestic Company-owned stores	313,586	319,072	312,130
Domestic distribution	718,937	739,300	681,700
International	60,293	67,937	58,958

Total cost of sales	1,092,816	1,126,309	1,052,788

OPERATING MARGIN	353,681	385,288	384,531

GENERAL AND ADMINISTRATIVE	182,302	186,184	170,334

INCOME FROM OPERATIONS	171,379	199,104	214,197

INTEREST INCOME	581	818	1,239

INTEREST EXPENSE	(61,068)	(48,755)	(55,011)

OTHER	(10,832)	22,084	-

INCOME BEFORE PROVISION FOR INCOME TAXES	100,060	173,251	160,425

PROVISION FOR INCOME TAXES	37,773	64,969	54,198

NET INCOME	$62,287	$108,282	$106,227

EARNINGS PER SHARE:
Class L – basic	$5.57	N/A	N/A
Class L – diluted	$5.57	N/A	N/A

Common Stock – basic	$0.85	$1.62	$1.68
Common Stock – diluted	$0.81	$1.58	$1.65

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	January 2, 2005	January 1, 2006	December 31, 2006

NET INCOME	$62,287	$108,282	$106,227

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:

Currency translation adjustment	1,531	(1,780)	592
Unrealized gains on derivative instruments	5,141	5,546	1,869
Reclassification adjustment for (gains) losses included in net income	2,828	(2,647)	(8,508)

	9,500	1,119	(6,047)

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS)	(2,998)	(1,076)	1,559

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	6,502	43	(4,488)

COMPREHENSIVE INCOME	$68,789	$108,325	$101,739

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Class L Common Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Currency Translation Adjustment	Fair Value of Derivative Instruments
BALANCE AT DECEMBER 28, 2003	3,614,466	$36	32,705,966	$327	$181,897	$(900,232)	$-	$2,175	$(2,166)

Net income	-	-	-	-	-	62,287	-	-	-
Distributions	-	-	-	-	-	(16,880)	-	-	-
Common stock dividends	-	-	-	-	-	(4,464)	-	-	-
Issuance of common stock, net	-	-	9,391,232	94	119,685	-	-	-	-
Purchase of common stock	(15,321)	-	(4,804)	-	(1,773)	-	-	-	-
Exercise of stock options	14,814	-	276,542	3	1,302	-	-	-	-
Tax benefit related to the exercise of stock options	-	-	-	-	1,276	-	-	-	-
Conversion of Class L common stock into common stock	(3,613,959)	(36)	3,613,959	36	-	-	-	-	-
Reclassification adjustment relating to reincorporation	-	-	22,703,690	227	(227)	-	-	-	-
Deferred stock compensation relating to stock options	-	-	-	-	253	-	(253)	-	-
Amortization of deferred stock compensation	-	-	-	-	-	-	51	-	-
Currency translation adjustment	-	-	-	-	-	-	-	1,531	-
Unrealized gains on derivative instruments, net of tax	-	-	-	-	-	-	-	-	3,207
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	-	-	-	1,764

BALANCE AT JANUARY 2, 2005	-	-	68,686,585	687	302,413	(859,289)	(202)	3,706	2,805

Net income	-	-	-	-	-	108,282	-	-	-
Capital contribution and other	-	-	-	-	532	-	-	-	-
Common stock dividends	-	-	-	-	-	(26,899)	-	-	-
Issuance of common stock	-	-	63,651	1	1,083	-	-	-	-
Purchase of common stock	-	-	(4,409,171)	(44)	(74,956)	-	-	-	-
Exercise of stock options	-	-	2,843,269	28	5,525	-	-	-	-
Tax benefit related to the exercise of stock options	-	-	-	-	21,504	-	-	-	-
Non-cash compensation expense, including amortization of deferred stock compensation	-	-	-	-	3,746	-	50	-	-
Reclassification of deferred stock compensation	-	-	-	-	(152)	-	152	-	-
Currency translation adjustment	-	-	-	-	-	-	-	(1,780)	-
Unrealized gains on derivative instruments, net of tax	-	-	-	-	-	-	-	-	3,464
Reclassification adjustment for gains on derivative instruments included in net income, net of tax	-	-	-	-	-	-	-	-	(1,641)

BALANCE AT JANUARY 1, 2006	-	-	67,184,334	672	259,695	(777,906)	-	1,926	4,628

Net income	-	-	-	-	-	106,227	-	-	-
Common stock dividends	-	-	-	-	-	(29,841)	-	-	-
Issuance of common stock	-	-	191,170	2	4,639	-	-	-	-
Purchase of common stock	-	-	(5,624,602)	(56)	(144,944)	-	-	-	-
Exercise of stock options	-	-	699,902	7	4,895	-	-	-	-
Tax benefit related to the exercise of stock options	-	-	-	-	5,075	-	-	-	-
Non-cash compensation expense, including amortization of deferred stock compensation	-	-	-	-	5,218	-	-	-	-
Other	-	-	-	-	(642)	-	-	-	-
Currency translation adjustment	-	-	-	-	-	-	-	(1,847)	-
Unrealized gains on derivative instruments, net of tax	-	-	-	-	-	-	-	-	1,159
Reclassification adjustment for gains on derivative instruments included in net income, net of tax	-	-	-	-	-	-	-	-	(3,800)

BALANCE AT DECEMBER 31, 2006	-	$-	62,450,804	$625	$133,936	$(701,520)	$-	$79	$1,987

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 2, 2005	January 1, 2006	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,287	$108,282	$106,227
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	31,705	32,415	32,266
Provision (benefit) for losses on accounts and notes receivable	1,440	1,254	(728)
(Gains) losses on sale/disposal of assets	1,194	(18,998)	(2,678)
Provision (benefit) for deferred income taxes	8,761	308	(615)
Amortization of deferred financing costs and debt discount	7,808	3,020	3,380
Non-cash compensation expense	51	3,796	5,218
Changes in operating assets and liabilities-
Decrease (increase) in accounts receivable	(8,823)	(3,290)	687
Decrease (increase) in inventories, prepaid expenses and other	913	(1,181)	1,039
Increase (decrease) in accounts payable and accrued liabilities	4,406	14,810	(10,512)
Increase (decrease) in insurance reserves	2,444	781	(1,281)

Net cash provided by operating activities	112,186	141,197	133,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,763)	(28,689)	(20,204)
Proceeds from sale of property, plant and equipment	834	3,899	14,369
Proceeds from sale of equity investment	1,614	25,532	-
Repayments of notes receivable, net	2,556	818	868
Other	(1,511)	(1,423)	(965)

Net cash provided by (used in) investing activities	(36,270)	137	(5,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	92	40,000	100,000
Repayments of long-term debt and capital lease obligation	(180,708)	(80,343)	(95,284)
Cash paid for financing costs	(1,254)	(1,014)	(250)
Proceeds from issuance of common stock, net	119,779	1,084	4,641
Proceeds from exercise of stock options	1,305	5,553	4,902
Tax benefit from exercise of stock options	1,276	21,504	5,075
Purchase of common stock	(1,773)	(75,000)	(145,000)
Distributions	(16,880)	-	-
Common stock dividends	(4,464)	(26,899)	(29,841)
Capital contribution and other	-	532	-

Net cash used in financing activities	(82,627)	(114,583)	(155,757)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	716	(228)	(11)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,995)	26,523	(28,697)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	46,391	40,396	66,919

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$40,396	$66,919	$38,222

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Initial Public Offering of Common Stock

DPI completed an initial public offering of its Common Stock (Note 9) on July 16, 2004 (the IPO). As part of the IPO, DPI issued and sold 9,375,000 shares of Common Stock resulting in net proceeds to the Company of approximately $119.6 million. Existing DPI stockholders concurrently sold 14,846,929 shares of Common Stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders. As part of the IPO, the Company used primary proceeds to repay $109.1 million in debt, and used funds generated from operations to terminate the Company’s management agreement with an affiliate of a DPI stockholder and pay in full outstanding contingent notes payable.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2004 fiscal year ended January 2, 2005; the 2005 fiscal year ended January 1, 2006; and the 2006 fiscal year ended December 31, 2006. The 2005 and 2006 fiscal years consisted of fifty-two weeks, while the 2004 fiscal year consisted of fifty-three weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

Inventories at January 1, 2006 and December 31, 2006 are comprised of the following (in thousands):

	2005	2006
Food	$21,361	$19,763
Equipment and supplies	2,870	3,040

Inventories	$24,231	$22,803

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

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, investments in international franchisees, covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions, and assets relating to the fair value of derivatives. Amortization expense for financial reporting purposes is provided using the straight-line method over the useful lives for covenants not-to-compete and other intangible assets and was approximately $549,000, $509,000 and $495,000 in 2004, 2005, and 2006, respectively. As of December 31, 2006, scheduled amortization of these assets for the next five fiscal years is approximately $398,000, $380,000, $336,000, $333,000, and $333,000 for 2007, 2008, 2009, 2010 and 2011, respectively.

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

Buildings	20
Leasehold and other improvements	7 –15
Equipment	3 –12

Included in land and buildings as of January 1, 2006 and December 31, 2006 is a net capital lease asset of approximately $5.3 million and $4.9 million, respectively, related to the lease of a distribution center building. This capital lease asset is being amortized using the straight-line method over the fifteen-year lease term.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Depreciation and amortization expense on property, plant and equipment was approximately $24.6 million, $25.6 million and $25.5 million in 2004, 2005 and 2006, respectively.

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

In connection with the IPO in 2004, the Company expensed financing costs of approximately $3.1 million. Amortization of deferred financing costs, including the aforementioned amount, was approximately $6.7 million, $2.8 million and $3.1 million in 2004, 2005 and 2006, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2004 or 2006. During the fourth quarter of 2005, the Company determined that goodwill related to certain Company-owned operations in the Netherlands was impaired. Total charges related to these foreign operations totaled approximately $2.8 million, including a goodwill impairment charge of approximately $1.3 million. The impairment charge was recorded in general and administrative expense.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from two to seven years. Capitalized software amortization expense was approximately $6.6 million in 2004 and $6.3 million in each of 2005 and 2006. The Company received $677,000, $1.3 million and $2.1 million from franchisees from the sale of internally developed point-of-sale software during 2004, 2005 and 2006, respectively. The amounts received from the sale of internally developed software reduce the capitalized software asset amount in the accompanying consolidated balance sheets.

Insurance Reserves

The Company has retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. The Company is generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability exposures. The Company is also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities depending on the year. Total insurance limits under these retention programs vary depending on the year covered and range up to $108.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation.

Insurance reserves relating to our retention programs are based on undiscounted actuarial estimates from an independent third party actuary. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company receives an annual estimate of outstanding insurance exposures from its independent actuary and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. In management’s opinion, the insurance reserves at January 1, 2006 and December 31, 2006 are sufficient to cover related losses.

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for sales, property and other taxes, legal matters, store operating expenses, deferred rent expense and deferred compensation liabilities.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

International revenues are primarily comprised of sales of food to, and royalties from, foreign, Alaskan and Hawaiian Domino’s Pizza franchisees, as well as retail sales of food through Company-owned stores in the Netherlands and France prior to the France and Netherlands Sale (Note 11). These revenues are recognized consistently with the policies applied for revenues generated in the contiguous United States.

Distribution Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with Domestic Stores (Note 10) that purchase all of their food from Company-owned distribution centers. These profit-sharing arrangements generally provide participating stores with 50% of their regional distribution center’s pre-tax profits based upon each store’s purchases from the distribution center. Profit-sharing obligations are recorded as a revenue reduction in the Domestic Distribution (Note 10) segment in the same period as the related revenues and costs are recorded, and were $41.6 million, $44.7 million and $51.0 million in 2004, 2005 and 2006, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $37.0 million, $39.6 million and $38.4 million during 2004, 2005 and 2006, respectively.

Domestic Stores are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund Inc. (DNAF), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $11.4 million, $15.9 million and $19.5 million in 2004, 2005 and 2006, respectively. DNAF also received national advertising contributions from franchisees of approximately $83.0 million, $114.2 million and $137.5 million during 2004, 2005 and 2006, respectively. Franchisee contributions and offsetting expenses are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza brand. Accordingly, all assets held by the DNAF are considered restricted.

Rent

The Company leases certain equipment, vehicles, retail store and distribution center locations and its corporate headquarters under operating leases with expiration dates through 2019. During 2004, the Company corrected its accounting for leases to conform the lease terms used in calculating straight-line rent expense to the terms used to amortize related leasehold improvements. This correction resulted in the acceleration of rent expense under certain leases that contain fixed escalations in rental payments. The rent expense adjustment related to this correction was approximately $2.8 million and was recognized in the fourth quarter of 2004. Rent expenses, including the aforementioned adjustment, totaled approximately $44.2 million, $42.6 million and $42.5 million during 2004, 2005 and 2006, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Common Stock Dividends

During 2004, the Company declared and paid to shareholders a dividend totaling $4.5 million, or 6.5 cents per share. During 2005, the Company declared and paid to shareholders dividends totaling $26.9 million, or 40 cents per share. During 2006, the Company declared and paid to shareholders dividends totaling $29.8 million, or 48 cents per share.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related guidance, which require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

These agreements are summarized as follows:

Derivatives	Total Notional Amount	Term	Company Pays	Counterparty Pays
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points	8.25%

Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points	8.25%

Interest Rate Swap	$300.0 million	June 2005 – June 2007	3.21%	LIBOR

At January 1, 2006, the fair value of the Company’s cash flow hedge is a net asset of approximately $7.4 million, of which $5.1 million is included in prepaid expenses and other and $2.3 million is included in long-term other assets. At December 31, 2006, the fair value of the Company’s cash flow hedge is a net asset of approximately $3.2 million, which is included in prepaid expenses and other.

At January 1, 2006, the fair value of the Company’s fair value hedges is a net asset of approximately $1.2 million, of which $250,000 is included in prepaid expenses and other and $901,000 is included in long-term other assets. At December 31, 2006, the fair value of the Company’s fair value hedges is a net asset of approximately $364,000, of which $33,000 is included in current other accrued liabilities and $397,000 is included in long-term other assets.

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

For periods prior to the IPO, the Company calculated EPS information using the two-class method due to the Company’s capital structure in place prior to the IPO and further described in Note 9. Accordingly, EPS information for both Class L common stock and Common Stock are presented for periods prior to the IPO. For periods after the IPO, the Company presents EPS information for Common Stock only as the Class L common stock was converted into Common Stock in connection with the IPO.

The numerator in calculating Class L basic and diluted EPS is the Class L preference amount accrued during the year presented plus, if positive, a pro rata share of an amount equal to consolidated net income less the Class L preference amount. The Class L preferential distribution amount was $18.1 million in 2004.

For periods prior to the IPO, the numerator in calculating Common Stock basic and diluted EPS is an amount equal to consolidated net income less the Class L preference amount and the aforementioned Class L pro rata share amount, if any. For periods after the IPO, the numerator in calculating Common Stock basic and diluted EPS is consolidated net income.

The denominator in calculating Class L basic EPS and Common Stock basic EPS are the weighted average shares outstanding for each respective class of shares. The denominator in calculating Class L diluted EPS and Common Stock diluted EPS includes the additional dilutive effect of outstanding stock options. The denominator in calculating the 2005 and 2006 Common Stock diluted EPS does not include 1,480,500 and 3,318,800 stock options, respectively, as their inclusion would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2004	2005	2006
Net income available to common stockholders - basic and diluted	$62,287	$108,282	$106,227

Allocation of net income to common stockholders:
Class L	$20,138	N/A	N/A
Common Stock	$42,149	$108,282	$106,227

Weighted average number of common shares:
Class L	3,613,991	N/A	N/A
Common Stock	49,606,144	66,894,740	63,139,073

Earnings per common share – basic:
Class L	$5.57	N/A	N/A
Common Stock	$0.85	$1.62	$1.68

Diluted weighted average number of common shares:
Class L	3,617,371	N/A	N/A
Common Stock	52,170,542	68,654,573	64,541,079

Earnings per common share – diluted:
Class L	$5.57	N/A	N/A
Common Stock	$0.81	$1.58	$1.65

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

New Accounting Pronouncement

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its financial statements.

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $59.8 million, $45.1 million and $43.5 million during 2004, 2005 and 2006, respectively. Cash paid for income taxes was approximately $23.2 million, $35.4 million and $62.8 million in 2004, 2005 and 2006, respectively.

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

Reclassifications

Certain amounts from fiscal 2004 and 2005 have been reclassified to conform to the fiscal 2006 presentation.

(2)	FINANCING ARRANGEMENTS

At January 1, 2006 and December 31, 2006, consolidated long-term debt consisted of the following (in thousands):

	2005	2006
2003 Agreement – Term Loan	$458,013	$463,013
Other borrowings	261	-
Capital lease obligation	5,687	5,423
Senior subordinated notes due 2011, 8 1/4%, net of a $1.4 million and $1.1 million unamortized discount in 2005 and 2006, respectively	272,550	272,797

Total debt	736,511	741,233
Less – current portion	35,304	1,477

Total long-term debt	701,207	739,756
Fair value derivatives	1,151	364

Consolidated long-term debt	$702,358	$740,120

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

2003 Agreement

The 2003 Agreement provides the following credit facilities: a term loan and a revolving credit facility (the Revolver). The initial aggregate borrowings available under the 2003 Agreement were $735.0 million: $610.0 million under the term loan and $125.0 million under the Revolver. The term loan was initially fully borrowed. The 2003 Agreement has been amended primarily to obtain more favorable term loan interest rate margins, to amend the principal amortization schedule, to allow for the repayment of a portion of the 2011 Notes as part of the IPO, to allow dividend payments to stockholders, to allow for the purchase and retirement of Common Stock and to allow for additional term loan borrowings of $100.0 million in 2006 (together with the initial term loan borrowings, the Term Loan).

Borrowings under the Term Loan bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate (8.25% at December 31, 2006) or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of 0.50%, or (ii) LIBOR (5.375% at December 31, 2006) plus an applicable margin of 1.50%. At December 31, 2006, the Company’s borrowing rate was 6.875% for Term Loan borrowings and all borrowings under the Term Loan were under a LIBOR contract with an interest period of 90 days. The 2003 Agreement requires principal payments totaling $1.2 million, $4.8 million, $6.0 million and $451.1 million in 2007, 2008, 2009 and 2010, respectively. The timing of the Company’s required payments under the 2003 Agreement may change based upon voluntary prepayments and generation of excess cash, as defined. The final scheduled principal payment on the outstanding borrowings under the Term Loan is due in June 2010.

Borrowings under the Revolver (excluding letters of credit) bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 1.25% to 2.00%, or (ii) LIBOR plus an applicable margin of between 2.25% to 3.00%, with margins determined based upon the Company’s ratio of indebtedness to EBITDA, as defined. The Company also pays a 0.50% commitment fee on the unused portion of the Revolver. The Company may use up to $60.0 million of the Revolver for letter of credit advances. The fee for letter of credit amounts outstanding ranges from 2.375% to 3.125%. At December 31, 2006, the fee for letter of credit amounts outstanding was 2.375%. At December 31, 2006, there is $91.1 million in available borrowings under the Revolver, with $33.9 million of letters of credit outstanding. The Revolver expires in June 2009, at which time all outstanding borrowings under the Revolver are due.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2011 Notes

The 2011 Notes require semi-annual interest payments at the 8 1/4% coupon rate. Before July 1, 2007, the Company may, at a price above par, redeem all, but not part, of the 2011 Notes if a change in control occurs, as defined in the 2011 Notes. Beginning July 1, 2007, the Company may redeem some or all of the 2011 Notes at fixed redemption prices, ranging from 104.125% of par in 2007 to 100% of par in 2009 through maturity. In the event of a change in control, as defined, the Company will be obligated to repurchase the 2011 Notes tendered at the option of the holders at a fixed price. Upon a public stock offering, the Company may use net proceeds from such offering to repurchase and retire up to 40% of the aggregate principal amount of the 2011 Notes, provided that at least 60% of the original principal amount of the 2011 Notes remains outstanding immediately following such repurchase. During 2004, the Company repaid $109.1 million of 2011 Notes principal amount using net proceeds from the IPO. The 2011 Notes are guaranteed by most of Domino’s domestic subsidiaries and one foreign subsidiary and are subordinated in right of payment to all existing and future senior debt of the Company.

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

As of December 31, 2006, management estimates the fair value of the 2011 Notes to be approximately $283.8 million. The carrying amounts of the Company’s other debt approximate fair value.

Other

As defined in the 2003 Agreement, as amended, an amount not to exceed $30.0 million was made available for the early retirement of the 2011 Notes. As of December 31, 2006, this basket remains fully available. Certain amounts were also available for the early retirement of senior subordinated notes and Common Stock under the Company’s previous credit agreements. In 2004, the Company retired $20.0 million of its senior subordinated notes through open market transactions using funds generated from operations. This retirement resulted in a loss of approximately $1.8 million in 2004, due to the purchase prices being in excess of the carrying value. Additionally, as part of the IPO, the Company recorded a $9.0 million loss relating to the repurchase and retirement, at a premium, of $109.1 million principal amount of 2011 Notes. These amounts are included in other expense in the accompanying statements of income. During 2005, the Company borrowed $40.0 million and used the proceeds and cash from operations to repurchase and retire $75.0 million of Common Stock. The $40.0 million Revolver borrowing was subsequently repaid during 2005. Additionally, during 2006, the Company borrowed $100.0 million of additional Term Loan borrowings and used the proceeds and cash from operations to repurchase and retire $145.0 million of Common Stock. The Company subsequently repaid $60.0 million of these borrowings during 2006.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At December 31, 2006, maturities of long-term debt and capital lease obligation are as follows, which exclude the $1.1 million unamortized discount on the 2011 Notes and $364,000 related to fair value derivatives (in thousands):

2007	$1,477
2008	5,074
2009	6,291
2010	451,481
2011	274,302
Thereafter	3,711

$742,336

(3)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2006, the future minimum rental commitments for all non-cancelable leases are as follows (in thousands):

	Operating Leases	Capital Lease	Total
2007	$35,883	$736	$36,619
2008	31,068	736	31,804
2009	25,970	736	26,706
2010	20,370	736	21,106
2011	14,658	736	15,394
Thereafter	33,184	4,909	38,093

Total future minimal rental commitments	$161,133	8,589	$169,722

Less – amounts representing interest		(3,166)

Total principal payable on capital lease		$5,423

Legal Proceedings and Related Matters

The Company is a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability, general liability and automobile and franchisee claims arising in the ordinary course of business. In addition, the Company is facing allegations of purported class-wide wage and hour violations related to meal and rest breaks under California law. In management’s opinion, these matters, individually and in the aggregate, will not have a significant adverse effect on the financial condition of the Company, and the established reserves adequately provide for the estimated resolution of such claims.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(4)	INCOME TAXES

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2004, 2005 and 2006 are summarized as follow (in thousands):

	2004	2005	2006
Federal income tax provision based on the statutory rate	$35,021	$60,638	$56,149
State and local income taxes, net of related Federal income taxes	2,602	4,303	3,335
Non-resident withholding and foreign income taxes	4,757	4,978	5,550
Foreign tax and other tax credits	(5,439)	(5,773)	(6,544)
(Gains) losses attributable to foreign subsidiaries	451	1,911	(3,824)
Non-deductible expenses	615	698	1,179
Other	(234)	(1,786)	(1,647)

	$37,773	$64,969	$54,198

The components of the 2004, 2005 and 2006 consolidated provision for income taxes are as follows (in thousands):

	2004	2005	2006
Provision for Federal income taxes –
Current provision	$20,359	$52,088	$43,231
Deferred provision	8,441	595	287
Change in valuation allowance	213	688	-

Total provision for Federal income taxes	29,013	53,371	43,518
Provision for state and local income taxes –
Current provision	3,896	7,595	6,032
Deferred provision (benefit)	107	(975)	(902)

Total provision for state and local income taxes	4,003	6,620	5,130
Provision for non-resident withholding and foreign income taxes	4,757	4,978	5,550

	$37,773	$64,969	$54,198

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of January 1, 2006 and December 31, 2006, the significant components of net deferred income taxes are as follows (in thousands):

	2005	2006
Deferred Federal income tax assets –
Depreciation, amortization and asset basis differences	$18,021	$17,470
Covenants not-to-compete	9,289	8,123
Insurance reserves	8,810	8,661
Other accruals and reserves	8,472	10,380
Bad debt reserves	1,459	1,034
Foreign net operating loss carryovers	4,274	-
Other	1,429	1,379

	51,754	47,047

Valuation allowance on foreign net operating loss carryovers	(3,361)	-

Total deferred Federal income tax assets	48,393	47,047

Deferred Federal income tax liabilities –
Capitalized software	7,580	7,116
Derivatives asset	2,777	1,218

Total deferred Federal income tax liabilities	10,357	8,334

Net deferred Federal income tax asset	38,036	38,713

Net deferred state and local income tax asset	6,558	7,143

Net deferred income taxes	$44,594	$45,856

As of January 1, 2006, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$5,937	$49,014	$54,951
Deferred tax liabilities	-	(10,357)	(10,357)

Net deferred income taxes	$5,937	$38,657	$44,594

As of December 31, 2006, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$5,874	$48,316	$54,190
Deferred tax liabilities	-	(8,334)	(8,334)

Net deferred income taxes	$5,874	$39,982	$45,856

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

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. Prior to 2006, the plan required the Company to match 50% of each employee’s elected deferrals, with Company matching contributions limited to 3% of eligible participant compensation. Beginning in 2006, the plan requires the Company to match 100% of the first 3% of each employee’s elective deferrals and 50% of the next 2% of each employee’s elective deferrals. Beginning in 2006, the Company began matching in Common Stock. All matching contributions vest immediately. The charges to operations for Company contributions to the plan were approximately $2.3 million in each of 2004 and 2005 and $3.8 million in 2006.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2004, 2005 or 2006. During 2005, as required under the plan, a significant portion of the outstanding deferred compensation balances were paid to participating employees. The total payments were approximately $4.7 million.

In connection with the IPO, the Board of Directors approved an employee stock purchase discount plan (the ESPDP). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase Common Stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased Common Stock for one year. There are 1,000,000 shares authorized to be issued under the ESPDP. There were 16,232 shares, 63,651 shares and 67,053 shares issued during 2004, 2005 and 2006, respectively.

(6)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit. The Company’s exposure to credit loss for stand-by letters of credit is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of December 31, 2006 are $33.9 million, and primarily relate to letters of credit for the Company’s insurance programs and distribution center leases.

(7)	RELATED PARTY TRANSACTIONS

Corporate Headquarters Lease

The Company leases its corporate headquarters under an operating lease agreement with a partnership owned by its founder and former majority stockholder. The Company renewed this lease for a ten-year term, with two five-year renewal options, beginning in December 2003. Total lease expense related to this lease was approximately $4.9 million in 2004, which was the last year that the Company’s founder owned Common Stock.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Management Agreement

As part of a prior recapitalization in which the Company’s founder sold a controlling interest in the Company, the Company entered into a management agreement with an affiliate of a DPI stockholder to provide the Company with certain management services. The Company was committed to pay an amount not to exceed $2.0 million per year on an ongoing basis for management services as defined in the management agreement. During 2004, the Company paid $10.0 million to terminate the management agreement. Total amounts expensed during 2004 were $11.0 million. These amounts are included in general and administrative expense.

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

Financing Arrangements

During 2004 and 2005, the Company paid a former affiliate of a then current DPI stockholder approximately $1.1 million and $1.0 million, respectively, of financing costs relating to amendments to the 2003 Agreement. A separate former affiliate has been and is counterparty to interest rate derivative agreements. In connection with the IPO, a separate former affiliate was paid $7.0 million in underwriting fees.

At January 1, 2006, affiliates of DPI stockholders had term loan holdings of $30.6 million and senior subordinated note holdings of $9.5 million. At December 31, 2006, affiliates of DPI stockholders had term loan holdings of $15.9 million. Related interest expense to affiliates was approximately $2.6 million, $2.9 million and $2.0 million in 2004, 2005 and 2006, respectively.

(8)	STOCK OPTIONS

The Company adopted SFAS 123R during 2005. Accordingly, the cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statement of income in 2005 and 2006 based on the estimated fair value of the awards. For periods prior to 2005, the Company accounted for stock-based compensation using the intrinsic method prescribed in APB 25. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair value of the stock at grant date over the amount an optionee must pay to acquire the stock.

The Company has two equity incentive plans, both of which benefit certain of the Company’s employees and directors: the TISM, Inc. Stock Option Plan (the TISM Stock Option Plan) and the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Equity Incentive Plan) (collectively, the Equity Incentive Plans). In connection with the IPO, the 2004 Equity Incentive Plan was adopted by the Board of Directors and, separately, the TISM Stock Option Plan was amended by the Board of Directors to prohibit the granting of additional stock options. As of December 31, 2006, the number of options granted and outstanding under the TISM Stock Option Plan was 1,936,927 shares of non-voting Common Stock. As of December 31, 2006, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 10,600,000 shares of voting Common Stock of which 4,851,621 are outstanding. As of December 31, 2006, there are 5,579,546 shares of voting Common Stock that are authorized for grant under the 2004 Equity Incentive Plan but remain ungranted.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

During 2005, the Company recorded non-cash compensation of $2.9 million related to the adoption of SFAS 123R, which reduced net income by $1.8 million and reduced diluted earnings per share by approximately $0.03. Additionally, during 2005, the Company recorded non-cash compensation expense of approximately $800,000 related to the vesting of stock options for a former employee.

The Company recorded total non-cash compensation expense, including the aforementioned amounts, of $51,000, $3.8 million and $5.2 million in 2004, 2005 and 2006, respectively, which reduced net income by $32,000, $2.4 million and $3.2 million in 2004, 2005 and 2006, respectively. All non-cash compensation expense amounts are recorded in general and administrative expense.

Activity related to the Equity Incentive Plans is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
Options at December 28, 2003	5,878,647	$4.12	3,942,647	$1.89

Options granted	1,771,530	$13.87
Options cancelled	(150,341)	$9.23
Options exercised	(276,542)	$1.47

Options at January 2, 2005	7,223,294	$6.50	4,070,006	$2.58

Options granted	1,983,500	$23.83
Options cancelled	(237,352)	$14.95
Options exercised	(2,843,269)	$1.95

Options at January 1, 2006	6,126,173	$13.90	1,916,836	$6.67

Options granted	1,671,000	$23.01
Options cancelled	(308,723)	$14.19
Options exercised	(699,902)	$7.00

Options at December 31, 2006	6,788,548	$16.84	2,256,353	$10.97

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The total intrinsic value for options outstanding was approximately $81.6 million, $63.1 million and $75.8 million as of January 2, 2005, January 1, 2006 and December 31, 2006, respectively. The total intrinsic value for options exercisable was approximately $61.9 million, $33.6 million and $38.4 million as of January 2, 2005, January 1, 2006 and December 31, 2006, respectively. The total intrinsic value of options exercised was approximately $3.4 million, $56.8 million and $13.3 million in 2004, 2005 and 2006, respectively.

As of December 31, 2006, there was $21.6 million of total unrecognized compensation cost related to unvested options granted under the Equity Incentive Plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.9 years.

Options outstanding and exercisable at December 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
Price Range	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life	Options	Weighted Average Exercise Price per Share
			(Years)
$ 0.00 – $ 6.75	627,680	$3.17	3.9	627,680	$3.17
$ 6.76 – $13.50	1,309,247	$8.73	6.3	732,732	$8.75
$13.51 – $20.25	1,517,121	$14.34	7.6	539,641	$14.18
$20.26 – $27.00	3,334,500	$23.72	9.1	356,300	$24.41

For periods prior to the IPO, management has estimated the fair value of each option grant on the date of grant using the minimum value method. For options granted subsequent to the IPO, management has estimated the fair value of each option grant using the Black-Scholes option pricing method. Management estimated the fair value of each option grant made during 2004, 2005 and 2006 as of the date of the grant using the following weighted average assumptions:

	2004	2005	2006
Risk-free interest rate	3.6%	4.1%	4.9%
Expected life (years)	5.0	5.9	6.0
Expected volatility	29.1%	25.4%	25.0%
Expected dividend yield	1.8%	1.9%	1.8%

The weighted average fair values per share were $3.69, $6.45 and $6.62 for options granted in 2004, 2005 and 2006, respectively.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Had compensation cost for the Equity Incentive Plans for 2004 been determined based on the fair value at the grant dates consistent with the method described in SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have decreased to the following pro forma amounts, which may not be representative of that to be expected in future years (in thousands, except per share amounts):

2004
Net income, as reported	$62,287
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	32
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(725)

Net income available to common stockholders, pro forma	$61,594

Earnings per common share – basic:
As reported and pro forma – Class L	$5.57

As reported – Common Stock	$0.85
Pro forma – Common Stock	$0.84
Earnings per common share – diluted:
As reported and pro forma – Class L	$5.57

As reported – Common Stock	$0.81
Pro forma – Common Stock	$0.80

(9)	CAPITAL STRUCTURE

Common Stock

At December 31, 2006, DPI’s common stock consists of a non-voting and voting series (collectively, with the Class A series prior to the IPO, the Common Stock). In connection with the Company’s IPO, the previously authorized and outstanding Class L common stock converted into Common Stock as more fully described below.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Class L common stock had preferential distribution rights over Common Stock whereby Class L stockholders were entitled to receive their original investment in the Class L common stock plus an additional 12% priority return compounded quarterly on their original investment amount before Common Stock holders had the right to participate in Company distributions. After the Class L preferential distributions rights are satisfied, the Common Stock and Class L stockholders participated in the earnings of the Company on a pro rata basis determined using the number of shares then outstanding. The Class L common stock was mandatorily convertible into Common Stock upon a public offering or upon a sale or transfer of at least 50% of the Company’s Common Stock to an unaffiliated party. In connection with the IPO, 3,613,959 shares of Class L common stock were converted to 26,317,649 shares of Common Stock.

As of December 31, 2006, authorized Common Stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding Common Stock at January 1, 2006 and December 31, 2006 are as follows:

	2005	2006
Voting	67,160,872	62,424,177
Non-Voting	23,462	26,627

Total Common Stock	67,184,334	62,450,804

(10)	SEGMENT INFORMATION

The Company has three reportable segments as determined by management using the “management approach” as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: (i) Domestic Stores, (ii) Domestic Distribution, and (iii) International. The Company’s operations are organized by management on the combined bases of line of business and geography. The Domestic Stores segment includes operations with respect to all franchised and Company-owned stores throughout the contiguous United States. The Domestic Distribution segment primarily includes the distribution of food, equipment and supplies to the Domestic Stores segment from the Company’s regional distribution centers. The International segment primarily includes operations related to the Company’s franchising business in foreign and non-contiguous United States markets, its distribution operations in Canada, Alaska and Hawaii and, for periods prior to the France and Netherlands Sale, its Company-owned store and distribution operations in France and the Netherlands.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The tables below summarize the financial information concerning the Company’s reportable segments for 2004, 2005 and 2006. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Distribution segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software and certain equipment and leasehold improvements. All amounts presented below are in thousands.

	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues-
2004	$537,488	$902,413	$116,983	$(110,387)	$-	$1,446,497
2005	562,865	935,461	129,635	(116,364)	-	1,511,597
2006	551,147	868,052	123,390	(105,270)	-	1,437,319

Segment Income-
2004	$145,387	$57,044	$34,510	N/A	$(22,612)	$214,329
2005	161,792	63,696	41,145	N/A	(28,232)	238,401
2006	156,202	66,751	50,338	N/A	(24,288)	249,003

Income from Operations-
2004	$131,518	$46,110	$34,079	N/A	$(40,328)	$171,379
2005	148,920	52,959	36,947	N/A	(39,722)	199,104
2006	143,186	57,290	52,356	N/A	(38,635)	214,197

Capital Expenditures-
2004	$4,713	$8,616	$3,532	N/A	$22,902	$39,763
2005	8,229	7,113	433	N/A	12,914	28,689
2006	7,799	6,854	311	N/A	5,240	20,204

The following table reconciles Total Segment Income to consolidated income before provision for income taxes:

	2004	2005	2006
Total Segment Income	$214,329	$238,401	$249,003
Depreciation and amortization	(31,705)	(32,415)	(32,266)
Gains (losses) on sale/disposal of assets	(1,194)	(3,086)	2,678
Non-cash stock compensation expense	(51)	(3,796)	(5,218)
Termination of management agreement	(10,000)	-	-

Income from operations	171,379	199,104	214,197

Interest income	581	818	1,239
Interest expense	(61,068)	(48,755)	(55,011)
Other	(10,832)	22,084	-

Income before provision for income taxes	$100,060	$173,251	$160,425

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the Company’s identifiable asset information as of January 1, 2006 and December 31, 2006:

	2005	2006
Domestic Stores	$88,810	$81,655
Domestic Distribution	115,382	109,373

Total domestic assets	204,192	191,028
International	27,973	12,943
Unallocated	228,909	176,232

Total consolidated assets	$461,074	$380,203

Unallocated assets primarily include cash and cash equivalents, advertising fund assets, investments in marketable securities, deferred financing costs, certain long-lived assets, deferred income taxes and assets relating to the fair value of derivatives.

The following table summarizes the Company’s goodwill balance as of January 1, 2006 and December 31, 2006:

	2005	2006
Domestic Stores	$20,764	$20,252
Domestic Distribution	1,067	1,067
International	253	-

Consolidated goodwill	$22,084	$21,319

(11)	SALE OF COMPANY-OWNED OPERATIONS

During the second quarter of 2006, the Company signed a stock purchase agreement to sell its Company-owned operations in France and the Netherlands to its master franchisee for Australia and New Zealand (the France and Netherlands Sale). During the second quarter of 2006, the Company recorded a $2.9 million tax benefit as it was apparent that it would realize a benefit resulting from tax losses to be realized upon the sale of these operations. During the third quarter of 2006, the sale closed and the Company recognized a gain of approximately $2.8 million related to the sale, due primarily to the recognition of foreign currency translation adjustments. The gain was included in general and administrative expenses.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(12)	PERIODIC FINANCIAL DATA (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen weeks or seventeen weeks. The fourth quarter of 2005 and 2006 are both comprised of sixteen weeks.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 27, 2005	June 19, 2005	September 11, 2005	January 1, 2006	January 1, 2006
Total revenues	$369,668	$346,954	$337,576	$457,399	$1,511,597

Income before provision for income taxes	39,646	35,662	32,929	65,014	173,251

Net income	24,680	23,121	20,284	40,197	108,282

Earnings per common share – basic:	$0.36	$0.35	$0.31	$0.60	$1.62

Earnings per common share – diluted:	$0.35	$0.34	$0.30	$0.59	$1.58

Common stock dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.40

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 26, 2006	June 18, 2006	September 10, 2006	December 31, 2006	December 31, 2006
Total revenues	$347,654	$327,741	$326,669	$435,255	$1,437,319

Income before provision for income taxes	42,181	33,623	37,494	47,127	160,425

Net income	26,152	24,506	24,524	31,045	106,227

Earnings per common share – basic:	$0.39	$0.40	$0.39	$0.50	$1.68

Earnings per common share – diluted:	$0.39	$0.39	$0.39	$0.49	$1.65

Common stock dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48

During the fourth quarter of 2005, the Company recognized a gain of approximately $22.1 million (or $13.7 million, net of tax) related to the sale of an equity investment.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(13)	SUBSEQUENT EVENT

On February 7, 2007, the Company announced a recapitalization plan comprised of (i) an offer to purchase up to approximately 13.85 million shares of issued and outstanding Common Stock at a price not less than $27.50 nor greater than $30.00 per share, (ii) an offer to purchase all of the outstanding 2011 Notes and (iii) the repayment of all outstanding borrowings under the 2003 Agreement. In order to fund the offer to purchase Common Stock, the offer to purchase the 2011 Notes and the repayment of outstanding borrowings under the 2003 Agreement, the Company anticipates initially entering into a bridge loan facility that provides for borrowings of up to $1.35 billion. The Company has obtained a commitment, subject to customary conditions, from a syndicate of banks to provide the bridge loan facility. Following the purchase of Common Stock and 2011 Notes and the repayment of the 2003 Agreement, the Company intends to pursue securitized financing with borrowings of up to $1.85 billion, of which $150 million would be a revolving credit facility. The securitized debt proceeds would repay outstanding borrowings under the bridge loan, with any remaining proceeds to be used for general corporate purposes, including but not limited to, a potential special dividend and an ongoing share repurchase program.

In 2007 and in connection with the recapitalization plan, the Company entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion. This interest rate swap was entered into to hedge the variability of future interest rates in contemplation of the aforementioned bridge loan and securitized debt.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

of Domino’s, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Domino’s, Inc. and its subsidiaries at January 1, 2006 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

February 21, 2007

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	January 1, 2006	December 31, 2006
CURRENT ASSETS:
Cash and cash equivalents	$66,919	$38,222
Accounts receivable, net of reserves of $3,584 in 2005 and $1,692 in 2006	74,437	65,697
Inventories	24,231	22,803
Notes receivable, net of reserves of $602 in 2005 and $460 in 2006	408	994
Prepaid expenses and other	13,771	13,835
Advertising fund assets, restricted	35,643	18,880
Deferred income taxes	5,937	5,874

Total current assets	221,346	166,305

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	22,107	21,831
Leasehold and other improvements	82,802	83,503
Equipment	163,840	162,142
Construction in progress	2,892	2,132

	271,641	269,608
Accumulated depreciation and amortization	(140,186)	(152,464)

Property, plant and equipment, net	131,455	117,144

OTHER ASSETS:
Investments in marketable securities, restricted	534	1,340
Notes receivable, less current portion, net of reserves of $1,440 in 2005 and $718 in 2006	1,839	576
Deferred financing costs, net of accumulated amortization of $5,873 in 2005 and $8,273 in 2006	11,652	8,770
Goodwill	22,084	21,319
Capitalized software, net of accumulated amortization of $36,056 in 2005 and $38,583 in 2006	20,337	16,142
Other assets, net of accumulated amortization of $2,190 in 2005 and $2,340 in 2006	13,170	8,625
Deferred income taxes	38,657	39,982

Total other assets	108,273	96,754

Total assets	$461,074	$380,203

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDER’S DEFICIT	January 1, 2006	December 31, 2006

CURRENT LIABILITIES:
Current portion of long-term debt	$35,304	$1,477
Accounts payable	60,330	55,036
Accrued compensation	29,761	21,693
Accrued interest	11,349	19,499
Accrued income taxes	8,660	786
Insurance reserves	9,681	8,979
Advertising fund liabilities	35,643	18,880
Other accrued liabilities	26,657	28,851

Total current liabilities	217,385	155,201

LONG-TERM LIABILITIES:
Long-term debt, less current portion	702,358	740,120
Insurance reserves	23,640	22,054
Other accrued liabilities	28,676	27,721

Total long-term liabilities	754,674	789,895

Total liabilities	972,059	945,096

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S DEFICIT:
Common stock, par value $0.01 per share; 3,000 shares authorized; 10 shares issued and outstanding	-	-
Additional paid-in capital	274,336	283,987
Retained deficit	(791,875)	(850,946)
Accumulated other comprehensive income	6,554	2,066

Total stockholder’s deficit	(510,985)	(564,893)

Total liabilities and stockholder’s deficit	$461,074	$380,203

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	For the Years Ended
	January 2, 2005	January 1, 2006	December 31, 2006

REVENUES:
Domestic Company-owned stores	$382,458	$401,008	$393,406
Domestic franchise	155,030	161,857	157,741
Domestic distribution	792,026	819,097	762,782
International	116,983	129,635	123,390

Total revenues	1,446,497	1,511,597	1,437,319

COST OF SALES:
Domestic Company-owned stores	313,586	319,072	312,130
Domestic distribution	718,937	739,300	681,700
International	60,293	67,937	58,958

Total cost of sales	1,092,816	1,126,309	1,052,788

OPERATING MARGIN	353,681	385,288	384,531

GENERAL AND ADMINISTRATIVE	182,302	186,184	170,334

INCOME FROM OPERATIONS	171,379	199,104	214,197

INTEREST INCOME	556	818	1,239

INTEREST EXPENSE	(61,068)	(48,755)	(55,011)

OTHER	(10,832)	22,084	-

INCOME BEFORE PROVISION FOR INCOME TAXES	100,035	173,251	160,425

PROVISION FOR INCOME TAXES	37,773	64,969	54,198

NET INCOME	$62,262	$108,282	$106,227

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	January 2, 2005	January 1, 2006	December 31, 2006

NET INCOME	$62,262	$108,282	$106,227

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:

Currency translation adjustment	1,531	(1,780)	592
Unrealized gains on derivative instruments	5,141	5,546	1,869
Reclassification adjustment for (gains) losses included in net income	2,828	(2,647)	(8,508)

	9,500	1,119	(6,047)

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS)	(2,998)	(1,076)	1,559

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	6,502	43	(4,488)

COMPREHENSIVE INCOME	$68,764	$108,325	$101,739

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income
						Currency Translation Adjustment	Fair Value of Derivative Instruments
	Shares	Amount

BALANCE AT DECEMBER 28, 2003	10	$-	$124,210	$(842,308)	$-	$2,175	$(2,166)

Net income	-	-	-	62,262	-	-	-
Capital contribution	-	-	122,886	-	-	-	-
Distributions to Parent	-	-	-	(24,763)	-	-	-
Tax benefit related to the exercise of Parent stock options	-	-	1,276	-	-	-	-
Deferred stock compensation relating to Parent stock options	-	-	253	-	(253)	-	-
Amortization of deferred stock compensation	-	-	-	-	51	-	-
Currency translation adjustment	-	-	-	-	-	1,531	-
Unrealized gains on derivative instruments, net of tax	-	-	-	-	-	-	3,207
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	-	1,764

BALANCE AT JANUARY 2, 2005	10	-	248,625	(804,809)	(202)	3,706	2,805

Net income	-	-	-	108,282	-	-	-
Capital contribution and other	-	-	613	-	-	-	-
Distributions to Parent	-	-	-	(95,348)	-	-	-
Tax benefit related to the exercise of Parent stock options	-	-	21,504	-	-	-	-
Non-cash compensation expense, including amortization of deferred stock compensation	-	-	3,746	-	50	-	-
Reclassification of deferred stock compensation	-	-	(152)	-	152	-	-
Currency translation adjustment	-	-	-	-	-	(1,780)	-
Unrealized gains on derivative instruments, net of tax	-	-	-	-	-	-	3,464
Reclassification adjustment for gains on derivative instruments included in net income, net of tax	-	-	-	-	-	-	(1,641)

BALANCE AT JANUARY 1, 2006	10	-	274,336	(791,875)	-	1,926	4,628

Net income	-	-	-	106,227	-	-	-
Distributions to Parent	-	-	-	(165,298)	-	-	-
Tax benefit related to the exercise of Parent stock options	-	-	5,075	-	-	-	-
Non-cash compensation expense, including amortization of deferred stock compensation	-	-	5,218	-	-	-	-
Other	-	-	(642)	-	-	-	-
Currency translation adjustment	-	-	-	-	-	(1,847)	-
Unrealized gains on derivative instruments, net of tax	-	-	-	-	-	-	1,159
Reclassification adjustment for gains on derivative instruments included in net income, net of tax	-	-	-	-	-	-	(3,800)

BALANCE AT DECEMBER 31, 2006	10	$-	$283,987	$(850,946)	$-	$79	$1,987

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 2, 2005	January 1, 2006	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,262	$108,282	$106,227
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	31,705	32,415	32,266
Provision (benefit) for losses on accounts and notes receivable	1,440	1,254	(728)
(Gains) losses on sale/disposal of assets	1,194	(18,998)	(2,678)
Provision (benefit) for deferred income taxes	8,761	308	(615)
Amortization of deferred financing costs and debt discount	7,808	3,020	3,380
Non-cash compensation expense	51	3,796	5,218
Changes in operating assets and liabilities-
Decrease (increase) in accounts receivable	(8,823)	(3,290)	687
Decrease (increase) in inventories, prepaid expenses and other	913	(1,181)	1,039
Increase (decrease) in accounts payable and accrued liabilities	4,400	14,815	(10,512)
Increase (decrease)in insurance reserves	2,444	781	(1,281)

Net cash provided by operating activities	112,155	141,202	133,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,763)	(28,689)	(20,204)
Proceeds from sale of property, plant and equipment	834	3,899	14,369
Proceeds from sale of equity investment	1,614	25,532	-
Repayments of notes receivable, net	2,556	818	868
Other	(1,511)	(1,423)	(965)

Net cash provided by (used in) investing activities	(36,270)	137	(5,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	92	40,000	100,000
Repayments of long-term debt and capital lease obligation	(180,708)	(80,343)	(95,284)
Cash paid for financing costs	(1,254)	(1,014)	(250)
Tax benefit from exercise of Parent stock options	1,276	21,504	5,075
Distributions to Parent	(24,763)	(95,348)	(165,298)
Capital contribution and other	122,886	613	-

Net cash used in financing activities	(82,471)	(114,588)	(155,757)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	716	(228)	(11)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,870)	26,523	(28,697)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	46,266	40,396	66,919

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$40,396	$66,919	$38,222

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2004 fiscal year ended January 2, 2005; the 2005 fiscal year ended January 1, 2006; and the 2006 fiscal year ended December 31, 2006. The 2005 and 2006 fiscal years consisted of fifty-two weeks, while the 2004 fiscal year consisted of fifty-three weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

Inventories at January 1, 2006 and December 31, 2006 are comprised of the following (in thousands):

	2005	2006
Food	$21,361	$19,763
Equipment and supplies	2,870	3,040

Inventories	$24,231	$22,803

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

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, investments in international franchisees, covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions, and assets relating to the fair value of derivatives. Amortization expense for financial reporting purposes is provided using the straight-line method over the useful lives for covenants not-to-compete and other intangible assets and was approximately $549,000, $509,000 and $495,000 in 2004, 2005, and 2006, respectively. As of December 31, 2006, scheduled amortization of these assets for the next five fiscal years is approximately $398,000, $380,000, $336,000, $333,000, and $333,000 for 2007, 2008, 2009, 2010 and 2011, respectively.

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

Buildings	20
Leasehold and other improvements	7 –15
Equipment	3 –12

Included in land and buildings as of January 1, 2006 and December 31, 2006 is a net capital lease asset of approximately $5.3 million and $4.9 million, respectively, related to the lease of a distribution center building. This capital lease asset is being amortized using the straight-line method over the fifteen-year lease term.

Depreciation and amortization expense on property, plant and equipment was approximately $24.6 million, $25.6 million and $25.5 million in 2004, 2005 and 2006, respectively.

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

In connection with the IPO in 2004, the Company expensed financing costs of approximately $3.1 million. Amortization of deferred financing costs, including the aforementioned amount, was approximately $6.7 million, $2.8 million and $3.1 million in 2004, 2005 and 2006, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2004 or 2006. During the fourth quarter of 2005, the Company determined that goodwill related to certain Company-owned operations in the Netherlands was impaired. Total charges related to these foreign operations totaled approximately $2.8 million, including a goodwill impairment charge of approximately $1.3 million. The impairment charge was recorded in general and administrative expense.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from two to seven years. Capitalized software amortization expense was approximately $6.6 million in 2004 and $6.3 million in each of 2005 and 2006. The Company received $677,000, $1.3 million and $2.1 million from franchisees from the sale of internally developed point-of-sale software during 2004, 2005 and 2006, respectively. The amounts received from the sale of internally developed software reduce the capitalized software asset amount in the accompanying consolidated balance sheets.

Insurance Reserves

The Company has retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. The Company is generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability exposures. The Company is also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities depending on the year. Total insurance limits under these retention programs vary depending on the year covered and range up to $108.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Insurance reserves relating to our retention programs are based on undiscounted actuarial estimates from an independent third party actuary. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company receives an annual estimate of outstanding insurance exposures from its independent actuary and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. In management’s opinion, the insurance reserves at January 1, 2006 and December 31, 2006 are sufficient to cover related losses.

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for sales, property and other taxes, legal matters, store operating expenses, deferred rent expense and deferred compensation liabilities.

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

International revenues are primarily comprised of sales of food to, and royalties from, foreign, Alaskan and Hawaiian Domino’s Pizza franchisees, as well as retail sales of food through Company-owned stores in the Netherlands and France prior to the France and Netherlands Sale (Note 10). These revenues are recognized consistently with the policies applied for revenues generated in the contiguous United States.

Distribution Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with Domestic Stores (Note 9) that purchase all of their food from Company-owned distribution centers. These profit-sharing arrangements generally provide participating stores with 50% of their regional distribution center’s pre-tax profits based upon each store’s purchases from the distribution center. Profit-sharing obligations are recorded as a revenue reduction in the Domestic Distribution (Note 9) segment in the same period as the related revenues and costs are recorded, and were $41.6 million, $44.7 million and $51.0 million in 2004, 2005 and 2006, respectively.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $37.0 million, $39.6 million and $38.4 million during 2004, 2005 and 2006, respectively.

Domestic Stores are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund Inc. (DNAF), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $11.4 million, $15.9 million and $19.5 million in 2004, 2005 and 2006, respectively. DNAF also received national advertising contributions from franchisees of approximately $83.0 million, $114.2 million and $137.5 million during 2004, 2005 and 2006, respectively. Franchisee contributions and offsetting expenses are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza brand. Accordingly, all assets held by the DNAF are considered restricted.

Rent

The Company leases certain equipment, vehicles, retail store and distribution center locations and its corporate headquarters under operating leases with expiration dates through 2019. During 2004, the Company corrected its accounting for leases to conform the lease terms used in calculating straight-line rent expense to the terms used to amortize related leasehold improvements. This correction resulted in the acceleration of rent expense under certain leases that contain fixed escalations in rental payments. The rent expense adjustment related to this correction was approximately $2.8 million and was recognized in the fourth quarter of 2004. Rent expenses, including the aforementioned adjustment, totaled approximately $44.2 million, $42.6 million and $42.5 million during 2004, 2005 and 2006, respectively.

Distributions

During the normal course of business, the Company may make discretionary distributions to the Parent.

During 2004, the Company distributed approximately $24.8 million to the Parent, which primarily used the proceeds to repay contingent notes payable, pay fees associated with the IPO and pay a dividend on its common stock.

During 2005 and 2006, the Company distributed approximately $95.3 million and $165.3 million, respectively, to the Parent, which primarily used the proceeds to pay dividends on its common stock and repurchase its common stock.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related guidance, which require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

These agreements are summarized as follows:

Derivatives	Total Notional Amount	Term	Company Pays	Counterparty Pays
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points	8.25%
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points	8.25%
Interest Rate Swap	$300.0 million	June 2005 – June 2007	3.21%	LIBOR

At January 1, 2006, the fair value of the Company’s cash flow hedge is a net asset of approximately $7.4 million, of which $5.1 million is included in prepaid expenses and other and $2.3 million is included in long-term other assets. At December 31, 2006, the fair value of the Company’s cash flow hedge is a net asset of approximately $3.2 million, which is included in prepaid expenses and other.

At January 1, 2006, the fair value of the Company’s fair value hedges is a net asset of approximately $1.2 million, of which $250,000 is included in prepaid expenses and other and $901,000 is included in long-term other assets. At December 31, 2006, the fair value of the Company’s fair value hedges is a net asset of approximately $364,000, of which $33,000 is included in current other accrued liabilities and $397,000 is included in long-term other assets.

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

New Accounting Pronouncement

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its financial statements.

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $59.8 million, $45.1 million and $43.5 million during 2004, 2005 and 2006, respectively. Cash paid for income taxes was approximately $23.2 million, $35.4 million and $62.8 million in 2004, 2005 and 2006, respectively.

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

Reclassifications

Certain amounts from fiscal 2004 and 2005 have been reclassified to conform to the fiscal 2006 presentation.

(2)	FINANCING ARRANGEMENTS

At January 1, 2006 and December 31, 2006, consolidated long-term debt consisted of the following (in thousands):

	2005	2006
2003 Agreement – Term Loan	$458,013	$463,013
Other borrowings	261	-
Capital lease obligation	5,687	5,423
Senior subordinated notes due 2011, 8 1/4%, net of a $1.4 million and $1.1 million unamortized discount in 2005 and 2006, respectively	272,550	272,797

Total debt	736,511	741,233
Less – current portion	35,304	1,477

Total long-term debt	701,207	739,756
Fair value derivatives	1,151	364

Consolidated long-term debt	$702,358	$740,120

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

2003 Agreement

The 2003 Agreement provides the following credit facilities: a term loan and a revolving credit facility (the Revolver). The initial aggregate borrowings available under the 2003 Agreement were $735.0 million: $610.0 million under the term loan and $125.0 million under the Revolver. The term loan was initially fully borrowed. The 2003 Agreement has been amended primarily to obtain more favorable term loan interest rate margins, to amend the principal amortization schedule, to allow for the repayment of a portion of the 2011 Notes as part of the IPO, to allow dividend payments to Parent stockholders, to allow for the purchase and retirement of Parent common stock and to allow for additional term loan borrowings of $100.0 million in 2006 (together with the initial term loan borrowings, the Term Loan).

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Borrowings under the Term Loan bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate (8.25% at December 31, 2006) or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of 0.50%, or (ii) LIBOR (5.375% at December 31, 2006) plus an applicable margin of 1.50%. At December 31, 2006, the Company’s borrowing rate was 6.875% for Term Loan borrowings and all borrowings under the Term Loan were under a LIBOR contract with an interest period of 90 days. The 2003 Agreement requires principal payments totaling $1.2 million, $4.8 million, $6.0 million and $451.1 million in 2007, 2008, 2009 and 2010, respectively. The timing of the Company’s required payments under the 2003 Agreement may change based upon voluntary prepayments and generation of excess cash, as defined. The final scheduled principal payment on the outstanding borrowings under the Term Loan is due in June 2010.

Borrowings under the Revolver (excluding letters of credit) bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 1.25% to 2.00%, or (ii) LIBOR plus an applicable margin of between 2.25% to 3.00%, with margins determined based upon the Parent’s ratio of indebtedness to EBITDA, as defined. The Company also pays a 0.50% commitment fee on the unused portion of the Revolver. The Company may use up to $60.0 million of the Revolver for letter of credit advances. The fee for letter of credit amounts outstanding ranges from 2.375% to 3.125%. At December 31, 2006, the fee for letter of credit amounts outstanding was 2.375%. At December 31, 2006, there is $91.1 million in available borrowings under the Revolver, with $33.9 million of letters of credit outstanding. The Revolver expires in June 2009, at which time all outstanding borrowings under the Revolver are due.

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

2011 Notes

The 2011 Notes require semi-annual interest payments at the 8 1/4% coupon rate. Before July 1, 2007, the Company may, at a price above par, redeem all, but not part, of the 2011 Notes if a change in control occurs, as defined in the 2011 Notes. Beginning July 1, 2007, the Company may redeem some or all of the 2011 Notes at fixed redemption prices, ranging from 104.125% of par in 2007 to 100% of par in 2009 through maturity. In the event of a change in control, as defined, the Company will be obligated to repurchase the 2011 Notes tendered at the option of the holders at a fixed price. Upon a public stock offering, the Company may use net proceeds from such offering to repurchase and retire up to 40% of the aggregate principal amount of the 2011 Notes, provided that at least 60% of the original principal amount of the 2011 Notes remains outstanding immediately following such repurchase. During 2004, the Company repaid $109.1 million of 2011 Notes principal amount using net proceeds from the IPO. The 2011 Notes are guaranteed by most of Domino’s domestic subsidiaries and one foreign subsidiary and are subordinated in right of payment to all existing and future senior debt of the Company.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

As of December 31, 2006, management estimates the fair value of the 2011 Notes to be approximately $283.8 million. The carrying amounts of the Company’s other debt approximate fair value.

Other

As defined in the 2003 Agreement, as amended, an amount not to exceed $30.0 million was made available for the early retirement of the 2011 Notes. As of December 31, 2006, this basket remains fully available. Certain amounts were also available for the early retirement of senior subordinated notes and Parent common stock under the Company’s previous credit agreements. In 2004, the Company retired $20.0 million of its senior subordinated notes through open market transactions using funds generated from operations. This retirement resulted in a loss of approximately $1.8 million in 2004, due to the purchase prices being in excess of the carrying value. Additionally, as part of the IPO, the Company recorded a $9.0 million loss relating to the repurchase and retirement, at a premium, of $109.1 million principal amount of 2011 Notes. These amounts are included in other expense in the accompanying statements of income. During 2005, the Company borrowed $40.0 million and used the proceeds and cash from operations to fund the Parent’s repurchase and retirement of $75.0 million of its common stock. The $40.0 million Revolver borrowing was subsequently repaid during 2005. Additionally, during 2006, the Company borrowed $100.0 million of additional Term Loan borrowings and used the proceeds and cash from operations to fund the Parent’s repurchase and retirement of $145.0 million of its common stock. The Company subsequently repaid $60.0 million of these borrowings during 2006.

At December 31, 2006, maturities of long-term debt and capital lease obligation are as follows, which exclude the $1.1 million unamortized discount on the 2011 Notes and $364,000 related to fair value derivatives (in thousands):

2007	$1,477
2008	5,074
2009	6,291
2010	451,481
2011	274,302
Thereafter	3,711

$742,336

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(3)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2006, the future minimum rental commitments for all non-cancelable leases are as follows (in thousands):

	Operating Leases	Capital Lease	Total
2007	$35,883	$736	$36,619
2008	31,068	736	31,804
2009	25,970	736	26,706
2010	20,370	736	21,106
2011	14,658	736	15,394
Thereafter	33,184	4,909	38,093

Total future minimal rental commitments	$161,133	8,589	$169,722

Less – amounts representing interest		(3,166)

Total principal payable on capital lease		$5,423

Legal Proceedings and Related Matters

The Company is a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability, general liability and automobile and franchisee claims arising in the ordinary course of business. In addition, the Company is facing allegations of purported class-wide wage and hour violations related to meal and rest breaks under California law. In management’s opinion, these matters, individually and in the aggregate, will not have a significant adverse effect on the financial condition of the Company, and the established reserves adequately provide for the estimated resolution of such claims.

(4)	INCOME TAXES

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2004, 2005 and 2006 are summarized as follow (in thousands):

	2004	2005	2006
Federal income tax provision based on the statutory rate	$35,012	$60,638	$56,149
State and local income taxes, net of related Federal income taxes	2,602	4,303	3,335
Non-resident withholding and foreign income taxes	4,757	4,978	5,550
Foreign tax and other tax credits	(5,439)	(5,773)	(6,544)
(Gains) losses attributable to foreign subsidiaries	451	1,911	(3,824)
Non-deductible expenses	615	698	1,179
Other	(225)	(1,786)	(1,647)

	$37,773	$64,969	$54,198

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the 2004, 2005 and 2006 consolidated provision for income taxes are as follows (in thousands):

	2004	2005	2006
Provision for Federal income taxes-
Current provision	$20,359	$52,088	$43,231
Deferred provision	8,441	595	287
Change in valuation allowance	213	688	-

Total provision for Federal income taxes	29,013	53,371	43,518
Provision for state and local income taxes-
Current provision	3,896	7,595	6,032
Deferred provision (benefit)	107	(975)	(902)

Total provision for state and local income taxes	4,003	6,620	5,130
Provision for non-resident withholding and foreign income taxes	4,757	4,978	5,550

	$37,773	$64,969	$54,198

As of January 1, 2006 and December 31, 2006, the significant components of net deferred income taxes are as follows (in thousands):

	2005	2006
Deferred Federal income tax assets-
Depreciation, amortization and asset basis differences	$18,021	$17,470
Covenants not-to-compete	9,289	8,123
Insurance reserves	8,810	8,661
Other accruals and reserves	8,472	10,380
Bad debt reserves	1,459	1,034
Foreign net operating loss carryovers	4,274	-
Other	1,429	1,379

	51,754	47,047

Valuation allowance on foreign net operating loss carryovers	(3,361)	-

Total deferred Federal income tax assets	48,393	47,047

Deferred Federal income tax liabilities-
Capitalized software	7,580	7,116
Derivatives asset	2,777	1,218

Total deferred Federal income tax liabilities	10,357	8,334

Net deferred Federal income tax asset	38,036	38,713
Net deferred state and local income tax asset	6,558	7,143

Net deferred income taxes	$44,594	$45,856

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of January 1, 2006, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$5,937	$49,014	$54,951
Deferred tax liabilities	-	(10,357)	(10,357)

Net deferred income taxes	$5,937	$38,657	$44,594

As of December 31, 2006, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$5,874	$48,316	$54,190
Deferred tax liabilities	-	(8,334)	(8,334)

Net deferred income taxes	$5,874	$39,982	$45,856

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

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. Prior to 2006, the plan required the Company to match 50% of each employee’s elected deferrals, with Company matching contributions limited to 3% of eligible participant compensation. Beginning in 2006, the plan requires the Company to match 100% of the first 3% of each employee’s elective deferrals and 50% of the next 2% of each employee’s elective deferrals. Beginning in 2006, the Company began matching in Parent common stock. All matching contributions vest immediately. The charges to operations for Company contributions to the plan were approximately $2.3 million in each of 2004 and 2005 and $3.8 million in 2006.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2004, 2005 or 2006. During 2005, as required under the plan, a significant portion of the outstanding deferred compensation balances were paid to participating employees. The total payments were approximately $4.7 million.

In connection with the IPO, the Board of Directors of the Parent (the Board of Directors) approved an employee stock purchase discount plan (the ESPDP). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase Parent common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased Parent common stock for one year. There are 1,000,000 shares of Parent common stock authorized to be issued under the ESPDP. There were 16,232 shares, 63,651 shares and 67,053 shares issued by the Parent during 2004, 2005 and 2006, respectively.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(6)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit. The Company’s exposure to credit loss for stand-by letters of credit is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of December 31, 2006 are $33.9 million, and primarily relate to letters of credit for the Company’s insurance programs and distribution center leases.

(7)	RELATED PARTY TRANSACTIONS

Corporate Headquarters Lease

The Company leases its corporate headquarters under an operating lease agreement with a partnership owned by its founder and former majority Parent stockholder. The Company renewed this lease for a ten-year term, with two five-year renewal options, beginning in December 2003. Total lease expense related to this lease was approximately $4.9 million in 2004, which was the last year the Company’s founder owned Parent common stock.

Management Agreement

As part of a prior recapitalization in which the Company’s founder sold a controlling interest in the Company, the Company entered into a management agreement with an affiliate of a Parent stockholder to provide the Company with certain management services. The Company was committed to pay an amount not to exceed $2.0 million per year on an ongoing basis for management services as defined in the management agreement. During 2004, the Company paid $10.0 million to terminate the management agreement. Total amounts expensed during 2004 were $11.0 million. These amounts are included in general and administrative expense.

Financing Arrangements

During 2004 and 2005, the Company paid a former affiliate of a then current Parent stockholder approximately $1.1 million and $1.0 million, respectively, of financing costs relating to amendments to the 2003 Agreement. A separate former affiliate has been and is counterparty to interest rate derivative agreements. In connection with the IPO, a separate former affiliate was paid $7.0 million in underwriting fees.

At January 1, 2006, affiliates of Parent stockholders had term loan holdings of $30.6 million and senior subordinated note holdings of $9.5 million. At December 31, 2006, affiliates of Parent stockholders had term loan holdings of $15.9 million. Related interest expense to affiliates was approximately $2.6 million, $2.9 million and $2.0 million in 2004, 2005 and 2006, respectively.

(8)	STOCK OPTIONS

The Company adopted SFAS 123R during 2005. Accordingly, the cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statement of income in 2005 and 2006 based on the estimated fair value of the awards. For periods prior to 2005, the Company accounted for stock-based compensation using the intrinsic method prescribed in APB 25. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair value of the stock at grant date over the amount an optionee must pay to acquire the stock.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Parent has two equity incentive plans, both of which benefit certain of the Company’s employees and directors: the TISM, Inc. Stock Option Plan (the TISM Stock Option Plan) and the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Equity Incentive Plan) (collectively, the Equity Incentive Plans). In connection with the IPO, the 2004 Equity Incentive Plan was adopted by the Board of Directors and, separately, the TISM Stock Option Plan was amended by the Board of Directors to prohibit the granting of additional stock options. As of December 31, 2006, the number of options granted and outstanding under the TISM Stock Option Plan was 1,936,927 shares of non-voting Parent common stock. As of December 31, 2006, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 10,600,000 shares of voting Parent common stock of which 4,851,621 are outstanding. As of December 31, 2006, there are 5,579,546 shares of voting Parent common stock that are authorized for grant under the 2004 Equity Incentive Plan but remain ungranted.

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

The Company recorded deferred stock compensation of $253,000 in 2004 relating to Parent stock options granted to employees at less than the Board of Directors’ estimate of fair value. These amounts are amortized using the straight-line method over the related vesting periods. During 2005, the Company recorded non-cash compensation of $2.9 million related to the adoption of SFAS 123R, which reduced net income by $1.8 million. Additionally, during 2005, the Company recorded non-cash compensation expense of approximately $800,000 related to the vesting of Parent stock options for a former employee.

The Company recorded total non-cash compensation expense, including the aforementioned amounts, of $51,000, $3.8 million and $5.2 million in 2004, 2005 and 2006, respectively, which reduced net income by $32,000, $2.4 million and $3.2 million in 2004, 2005 and 2006, respectively. All non-cash compensation expense amounts are recorded in general and administrative expense.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Activity related to the Equity Incentive Plans is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
Options at December 28, 2003	5,878,647	$4.12	3,942,647	$1.89

Options granted	1,771,530	$13.87
Options cancelled	(150,341)	$9.23
Options exercised	(276,542)	$1.47

Options at January 2, 2005	7,223,294	$6.50	4,070,006	$2.58

Options granted	1,983,500	$23.83
Options cancelled	(237,352)	$14.95
Options exercised	(2,843,269)	$1.95

Options at January 1, 2006	6,126,173	$13.90	1,916,836	$6.67

Options granted	1,671,000	$23.01
Options cancelled	(308,723)	$14.19
Options exercised	(699,902)	$7.00

Options at December 31, 2006	6,788,548	$16.84	2,256,353	$10.97

The total intrinsic value for options outstanding was approximately $81.6 million, $63.1 million and $75.8 million as of January 2, 2005, January 1, 2006 and December 31, 2006, respectively. The total intrinsic value for options exercisable was approximately $61.9 million, $33.6 million and $38.4 million as of January 2, 2005, January 1, 2006 and December 31, 2006, respectively. The total intrinsic value of options exercised was approximately $3.4 million, $56.8 million and $13.3 million in 2004, 2005 and 2006, respectively.

As of December 31, 2006, there was $21.6 million of total unrecognized compensation cost related to unvested options granted under the Equity Incentive Plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.9 years.

Options outstanding and exercisable at December 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
Price Range	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life	Options	Weighted Average Exercise Price per Share
			(Years)
$ 0.00 – $ 6.75	627,680	$ 3.17	3.9	627,680	$ 3.17
$ 6.76 – $13.50	1,309,247	$ 8.73	6.3	732,732	$ 8.75
$13.51 – $20.25	1,517,121	$14.34	7.6	539,641	$14.18
$20.26 – $27.00	3,334,500	$23.72	9.1	356,300	$24.41

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For periods prior to the IPO, management has estimated the fair value of each option grant on the date of grant using the minimum value method. For options granted subsequent to the IPO, management has estimated the fair value of each option grant using the Black-Scholes option pricing method. Management estimated the fair value of each option grant made during 2004, 2005 and 2006 as of the date of the grant using the following weighted average assumptions:

	2004	2005	2006
Risk-free interest rate	3.6%	4.1%	4.9%
Expected life (years)	5.0	5.9	6.0
Expected volatility	29.1%	25.4%	25.0%
Expected dividend yield	1.8%	1.9%	1.8%

The weighted average fair values per share were $3.69, $6.45 and $6.62 for options granted in 2004, 2005 and 2006, respectively.

Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can significantly affect the fair value estimate, in management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Parent’s stock options.

Had compensation cost for the Equity Incentive Plans for 2004 been determined based on the fair value at the grant dates consistent with the method described in SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income would have decreased to the following pro forma amount, which may not be representative of that to be expected in future years (in thousands):

2004
Net income, as reported	$62,262
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	32
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(725)

Net income, pro forma	$61,569

(9)	SEGMENT INFORMATION

The Company has three reportable segments as determined by management using the “management approach” as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: (i) Domestic Stores, (ii) Domestic Distribution, and (iii) International. The Company’s operations are organized by management on the combined bases of line of business and geography. The Domestic Stores segment includes operations with respect to all franchised and Company-owned stores throughout the contiguous United States. The Domestic Distribution segment primarily includes the distribution of food, equipment and supplies to the Domestic Stores segment from the Company’s regional distribution centers. The International segment primarily includes operations related to the Company’s franchising business in foreign and non-contiguous United States markets, its distribution operations in Canada, Alaska and Hawaii and, for periods prior to the France and Netherlands Sale, its Company-owned store and distribution operations in France and the Netherlands.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The tables below summarize the financial information concerning the Company’s reportable segments for 2004, 2005 and 2006. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Distribution segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software and certain equipment and leasehold improvements. All amounts presented below are in thousands.

	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues-
2004	$537,488	$902,413	$116,983	$(110,387)	$-	$1,446,497
2005	562,865	935,461	129,635	(116,364)	-	1,511,597
2006	551,147	868,052	123,390	(105,270)	-	1,437,319
Segment Income-
2004	$145,387	$ 57,044	$ 34,510	N/A	$(22,612)	$ 214,329
2005	161,792	63,696	41,145	N/A	(28,232)	238,401
2006	156,202	66,751	50,338	N/A	(24,288)	249,003
Income from Operations-
2004	$131,518	$ 46,110	$ 34,079	N/A	$(40,328)	$ 171,379
2005	148,920	52,959	36,947	N/A	(39,722)	199,104
2006	143,186	57,290	52,356	N/A	(38,635)	214,197
Capital Expenditures-
2004	$ 4,713	$ 8,616	$ 3,532	N/A	$22,902	$ 39,763
2005	8,229	7,113	433	N/A	12,914	28,689
2006	7,799	6,854	311	N/A	5,240	20,204

The following table reconciles Total Segment Income to consolidated income before provision for income taxes:

	2004	2005	2006
Total Segment Income	$214,329	$238,401	$249,003
Depreciation and amortization	(31,705)	(32,415)	(32,266)
Gains (losses) on sale/disposal of assets	(1,194)	(3,086)	2,678
Non-cash stock compensation expense	(51)	(3,796)	(5,218)
Termination of management agreement	(10,000)	-	-

Income from operations	171,379	199,104	214,197
Interest income	556	818	1,239
Interest expense	(61,068)	(48,755)	(55,011)
Other	(10,832)	22,084	-

Income before provision for income taxes	$100,035	$173,251	$160,425

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the Company’s identifiable asset information as of January 1, 2006 and December 31, 2006:

	2005	2006
Domestic Stores	$88,810	$81,655
Domestic Distribution	115,382	109,373

Total domestic assets	204,192	191,028
International	27,973	12,943
Unallocated	228,909	176,232

Total consolidated assets	$461,074	$380,203

Unallocated assets primarily include cash and cash equivalents, advertising fund assets, investments in marketable securities, deferred financing costs, certain long-lived assets, deferred income taxes and assets relating to the fair value of derivatives.

The following table summarizes the Company’s goodwill balance as of January 1, 2006 and December 31, 2006:

	2005	2006
Domestic Stores	$20,764	$20,252
Domestic Distribution	1,067	1,067
International	253	-

Consolidated goodwill	$22,084	$21,319

(10)	SALE OF COMPANY-OWNED OPERATIONS

During the second quarter of 2006, the Company signed a stock purchase agreement to sell its Company-owned operations in France and the Netherlands to its master franchisee for Australia and New Zealand (the France and Netherlands Sale). During the second quarter of 2006, the Company recorded a $2.9 million tax benefit as it was apparent that it would realize a benefit resulting from tax losses to be realized upon the sale of these operations. During the third quarter of 2006, the sale closed and the Company recognized a gain of approximately $2.8 million related to the sale, due primarily to the recognition of foreign currency translation adjustments. The gain was included in general and administrative expenses.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(11)	PERIODIC FINANCIAL DATA (UNAUDITED; IN THOUSANDS)

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen weeks or seventeen weeks. The fourth quarter of 2005 and 2006 are both comprised of sixteen weeks.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 27, 2005	June 19, 2005	September 11, 2005	January 1, 2006	January 1, 2006
Total revenues	$369,668	$346,954	$337,576	$457,399	$1,511,597

Income before provision for income taxes	39,646	35,662	32,929	65,014	173,251

Net income	24,680	23,121	20,284	40,197	108,282

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 26, 2006	June 18, 2006	September 10, 2006	December 31, 2006	December 31, 2006
Total revenues	$347,654	$327,741	$326,669	$435,255	$1,437,319

Income before provision for income taxes	42,181	33,623	37,494	47,127	160,425

Net income	26,152	24,506	24,524	31,045	106,227

During the fourth quarter of 2006, the Company recognized a gain of approximately $22.1 million (or $13.7 million, net of tax) related to the sale of an equity investment.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(12)	SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

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

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	As of December 31, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$-	$38,222	$-	$-	$38,222
Accounts receivable	-	65,697	-	-	65,697
Advertising fund assets, restricted	-	-	18,880	-	18,880
Other current assets	3,205	40,301	-	-	43,506

Total current assets	3,205	144,220	18,880	-	166,305

PROPERTY, PLANT AND EQUIPMENT, NET	-	117,144	-	-	117,144

OTHER ASSETS	187,607	55,260	-	(146,113)	96,754

Total assets	$190,812	$316,624	$18,880	$(146,113)	$380,203

CURRENT LIABILITIES:
Current portion of long-term debt	$1,190	$287	$-	$-	$1,477
Accounts payable	-	55,036	-	-	55,036
Advertising fund liabilities	-	-	18,880	-	18,880
Other current liabilities	19,531	60,277	-	-	79,808

Total current liabilities	20,721	115,600	18,880	-	155,201

LONG-TERM LIABILITIES:
Long-term debt	734,984	5,136	-	-	740,120
Other long-term liabilities	-	49,775	-	-	49,775

Total long-term liabilities	734,984	54,911	-	-	789,895

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(564,893)	146,113	-	(146,113)	(564,893)

Total liabilities and stockholder’s equity (deficit)	$190,812	$316,624	$18,880	$(146,113)	$380,203

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DOMINO’S, INC.

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended January 2, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$-	$1,416,728	$29,769	$-	$1,446,497

OPERATING EXPENSES:
Cost of sales	-	1,071,009	21,807	-	1,092,816
General and administrative	-	172,362	9,940	-	182,302

Total operating expenses	-	1,243,371	31,747	-	1,275,118

INCOME (LOSS) FROM OPERATIONS	-	173,357	(1,978)	-	171,379

EQUITY EARNINGS IN SUBSIDIARIES	105,672	-	-	(105,672)	-
INTEREST INCOME (EXPENSE), NET	(60,064)	(488)	40	-	(60,512)
OTHER	(10,832)	-	-	-	(10,832)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	34,776	172,869	(1,938)	(105,672)	100,035
PROVISION (BENEFIT) FOR INCOME TAXES	(27,486)	65,259	-	-	37,773

NET INCOME (LOSS)	$62,262	$107,610	$(1,938)	$(105,672)	$62,262

	For the Fiscal Year Ended January 1, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$-	$1,479,707	$31,890	$-	$1,511,597

OPERATING EXPENSES:
Cost of sales	-	1,103,018	23,291	-	1,126,309
General and administrative	-	174,989	11,195	-	186,184

Total operating expenses	-	1,278,007	34,486	-	1,312,493

INCOME (LOSS) FROM OPERATIONS	-	201,700	(2,596)	-	199,104
EQUITY EARNINGS IN SUBSIDIARIES	137,377	-	-	(137,377)	-
INTEREST INCOME (EXPENSE), NET	(48,124)	212	(25)	-	(47,937)
OTHER	-	22,084	-	-	22,084

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	89,253	223,996	(2,621)	(137,377)	173,251
PROVISION (BENEFIT) FOR INCOME TAXES	(19,029)	83,998	-	-	64,969

NET INCOME (LOSS)	$108,282	$139,998	$(2,621)	$(137,377)	$108,282

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Fiscal Year Ended December 31, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$-	$1,422,044	$15,275	$-	$1,437,319

OPERATING EXPENSES:
Cost of sales	-	1,041,971	10,817	-	1,052,788
General and administrative	-	166,864	3,470	-	170,334

Total operating expenses	-	1,208,835	14,287	-	1,223,122

INCOME FROM OPERATIONS	-	213,209	988	-	214,197
EQUITY EARNINGS IN SUBSIDIARIES	142,958	-	-	(142,958)	-
INTEREST INCOME (EXPENSE), NET	(54,380)	621	(13)	-	(53,772)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	88,578	213,830	975	(142,958)	160,425
PROVISION (BENEFIT) FOR INCOME TAXES	(17,649)	71,847	-	-	54,198

NET INCOME (LOSS)	$106,227	$141,983	$975	$(142,958)	$106,227

DOMINO’S, INC.

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Fiscal year ended January 2, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(70,217)	$180,484	$1,888	$-	$112,155

Capital expenditures	-	(36,735)	(3,028)	-	(39,763)
Other	-	3,493	-	-	3,493

Net cash used in investing activities	-	(33,242)	(3,028)	-	(36,270)

Proceeds from issuance of long-term debt		-	92	-	92
Repayments of long-term debt and capital lease obligation	(180,334)	(223)	(151)	-	(180,708)
Other	253,675	(155,530)	-	-	98,145

Net cash provided by (used in) financing activities	73,341	(155,753)	(59)	-	(82,471)

Effect of exchange rate changes on cash and cash equivalents	-	179	537	-	716

Increase (decrease) in cash and cash equivalents	3,124	(8,332)	(662)	-	(5,870)

Cash and cash equivalents, at beginning of period	-	44,663	1,603	-	46,266

Cash and cash equivalents, at end of period	$3,124	$36,331	$941	$-	$40,396

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Fiscal year ended January 1, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(44,428)	$185,532	$98	$-	$141,202

Capital expenditures	-	(28,452)	(237)	-	(28,689)
Other	-	28,826	-	-	28,826

Net cash provided by (used in) investing activities	-	374	(237)	-	137

Proceeds from issuance of long-term debt	40,000	-	-	-	40,000
Repayments of long-term debt and capital lease obligation	(80,000)	(242)	(101)	-	(80,343)
Other	81,304	(155,549)	-	-	(74,245)

Net cash provided by (used in) financing activities	41,304	(155,791)	(101)	-	(114,588)

Effect of exchange rate changes on cash and cash equivalents	-	(57)	(171)	-	(228)

Increase (decrease) in cash and cash equivalents	(3,124)	30,058	(411)	-	26,523

Cash and cash equivalents, at beginning of period	3,124	36,331	941	-	40,396

Cash and cash equivalents, at end of period	$-	$65,389	$530	$-	$66,919

	Fiscal year ended December 31, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(42,851)	$176,222	$(368)	$-	$133,003

Capital expenditures	-	(20,021)	(183)	-	(20,204)
Other	-	14,272	-	-	14,272

Net cash used in investing activities	-	(5,749)	(183)	-	(5,932)

Proceeds from issuance of long-term debt	100,000	-	-	-	100,000
Repayments of long-term debt and capital lease obligation	(95,000)	(264)	(20)	-	(95,284)
Other	37,851	(198,324)	-	-	(160,473)

Net cash provided by (used in) financing activities	42,851	(198,588)	(20)	-	(155,757)

Effect of exchange rate changes on cash and cash equivalents	-	(52)	41	-	(11)

Decrease in cash and cash equivalents	-	(28,167)	(530)	-	(28,697)

Cash and cash equivalents, at beginning of period	-	66,389	530	-	66,919

Cash and cash equivalents, at end of period	$-	$38,222	$-	$-	$38,222

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(13)	SUBSEQUENT EVENT

On February 7, 2007, the Company and the Parent announced a recapitalization plan comprised of (i) an offer to purchase up to approximately 13.85 million shares of its issued and outstanding Parent common stock at a price not less than $27.50 nor greater than $30.00 per share, (ii) an offer to purchase all of the outstanding 2011 Notes and (iii) the repayment of all outstanding borrowings under the 2003 Agreement. In order to fund the offer to purchase Parent common stock, the offer to purchase the 2011 Notes and the repayment of outstanding borrowings under 2003 Agreement, the Company anticipates initially entering into a bridge loan facility that provides for borrowings of up to $1.35 billion. The Company has obtained a commitment, subject to customary conditions, from a syndicate of banks to provide the bridge loan facility. Following the purchase of Parent common stock and the 2011 Notes and the repayment of the 2003 Agreement, the Parent intends to pursue a securitized financing with borrowings of up to $1.85 billion, of which $150 million would be a revolving credit facility. The securitized debt proceeds would repay outstanding borrowings under the bridge loan, with any remaining proceeds to be used for general corporate purposes, including but not limited to, a potential special dividend to Parent stockholders and an ongoing repurchase program for Parent common stock.

In 2007 and in connection with the recapitalization plan, the Company entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion. This interest rate swap was entered into to hedge the variability of future interest rates in contemplation of the aforementioned bridge loan and securitized debt.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2006.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited the consolidated financial statements of Domino’s Pizza, Inc., has also audited management’s assessment of our internal control over financial reporting as of December 31, 2006 and the effectiveness of internal control over financial reporting as of December 31, 2006, as stated in their report which is included herein.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrants.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	54	Chairman, Chief Executive Officer and Director
L. David Mounts	43	Chief Financial Officer, Executive Vice President of Finance
Michael D. Soignet	47	Executive Vice President of Franchise Operations and Supply Chain
J. Patrick Doyle	43	Executive Vice President of Domino’s Pizza, Inc. and Leader of Team U.S.A.
James G. Stansik	51	Executive Vice President of Franchise Development
Ken C. Calwell	44	Chief Marketing Officer, Executive Vice President of Build the Brand
Michael T. Lawton	48	Executive Vice President of International
Patricia A. Wilmot	58	Executive Vice President of PeopleFirst
Elisa D. Garcia C.	49	Executive Vice President, General Counsel and Secretary
Lynn M. Liddle	50	Executive Vice President of Communications and Investor Relations
Christopher K. McGlothlin	42	Executive Vice President and Chief Information Officer
Andrew B. Balson	40	Director
Diana F. Cantor	49	Director
Vernon “Bud” O. Hamilton	64	Director
Dennis F. Hightower	65	Director
Mark E. Nunnelly	48	Director
Robert M. Rosenberg	69	Director

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

Michael D. Soignet has served as Executive Vice President of Franchise Operations and Supply Chain since July 2006. Mr. Soignet served as our Executive Vice President of Maintain High Standards – Distribution from 1993 to July 2006, overseeing global distribution center operations. Mr. Soignet joined Domino’s in 1981.

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

James G. Stansik has served our Executive Vice President of Franchise Development since July 2006. Mr. Stansik served as our Executive Vice President of Flawless Execution – Franchise Operations from December 2003 to July 2006. Mr. Stansik served as Special Assistant to the Chief Executive Officer from August 1999 through December 2003 and also served as interim Executive Vice President of Flawless Execution – Corporate Operations of Domino’s from July 2000 through January 2001. Mr. Stansik was Senior Vice President of Franchise Administration of Domino’s from 1994 through August 1999. Mr. Stansik joined Domino’s in 1985.

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

Christopher K. McGlothlin has served as Executive Vice President and Chief Information Officer since February 2006. Mr. McGlothlin served in various roles for YUM! Brands, Inc. since 1995, most recently as VP, Restaurant Technology.

Andrew B. Balson has served on our board of directors since March 1999. Mr. Balson has been a Managing Director of Bain Capital, a global investment company, since January 2001. Mr. Balson became a Principal of Bain Capital in June 1998. Mr. Balson serves on the Boards of Directors of Burger King Corporation and UGS Corp. as well as a number of other private companies.

Diana F. Cantor has served on our board of directors since October 2005. Ms. Cantor also serves on the Nominating and Corporate Governance Committee and the Audit Committee of the board of directors. Ms. Cantor has been Executive Director of the Virginia College Savings Plan, the state’s 529 college savings program, since 1996. She has served on the board of the College Savings Plans Network since 1997 and as its chair from 2001 to 2004. Ms. Cantor served seven years as Vice President of Richmond Resources, Ltd. from 1990 through 1996, and as Vice President of Goldman, Sachs & Co. from 1985 to 1990. Ms. Cantor serves on the board of directors of Media General, Inc.

Vernon “Bud” O. Hamilton has served on our board of directors since May 2005 and serves as the Chairman of the Nominating and Corporate Governance Committee and serves on the Compensation Committee of the board of directors. Mr. Hamilton served in various executive positions for Procter & Gamble from 1967 through 2003. Mr. Hamilton most recently served as Vice President, Innovation-Research & Development-Global from 2002 through 2003 and served as President of Eurocos, a wholly-owned subsidiary of Procter & Gamble, from 1994 to 1995, Vice President of Procter & Gamble Customer Marketing-North America from 1996 through 1998 and Vice President of Procter & Gamble Customer Business Development-North America from 1999 to 2001.

Dennis F. Hightower has served on our board of directors since February 2003, serves as the Chairman of the Audit Committee of our board of directors, and serves on the Nominating and Corporate Governance Committee as well as the Compensation Committee of our board of directors. Mr. Hightower served as Chief Executive Officer of Europe Online Networks, S.A., a broadband interactive entertainment provider, from May 2000 to March 2001. He was Professor of Management at Harvard Business School from July 1997 to May 2000, and a senior lecturer from July 1996 to June 1997. He was previously employed by The Walt Disney Company, serving as President of Walt Disney Television & Telecommunications, President of Disney Consumer Products (Europe, Middle East and Africa) and related service in executive positions in Europe. He serves on the Boards of Directors of Accenture, Ltd. and Northwest Airlines, Inc.

Mark E. Nunnelly has served on our board of directors since December 1998. Mr. Nunnelly is a Managing Director of Bain Capital, a global investment company. Mr. Nunnelly serves on the boards of directors of Dunkin’ Brands, Inc., Warner Music and Eschelon Telecom, Inc., as well as a number of private companies and not-for-profit corporations.

Robert M. Rosenberg has served on our board of directors since April 1999 and serves as the Chairman of the Compensation Committee and also serves on the Audit Committee of the board of directors. Mr. Rosenberg served as President and Chief Executive Officer of Allied Domecq Retailing, USA from 1993 to August 1999 when he retired. Allied Domecq Retailing, USA was comprised of Dunkin’ Donuts, Baskin-Robbins and Togo’s Eateries. Mr. Rosenberg also serves on the Boards of Directors of Sonic Corp. and Buffets, Inc.

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of December 31, 2006.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of December 31, 2006. However, no information set forth in the proxy statement regarding the Audit Committee Report or the performance graph shall be deemed incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholders matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of December 31, 2006.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of December 31, 2006.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of December 31, 2006.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements: The following financial statements for each of Domino’s Pizza, Inc. and subsidiaries and Domino’s, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 1, 2006 and December 31, 2006
Consolidated Statements of Income for the Years Ended January 2, 2005, January 1, 2006 and December 31, 2006
Consolidated Statements of Comprehensive Income for the Years Ended January 2, 2005, January 1, 2006 and December 31, 2006
Consolidated Statements of Stockholders’ Deficit for the Years Ended January 2, 2005, January 1, 2006 and December 31, 2006
Consolidated Statements of Cash Flows for the Years Ended January 2, 2005, January 1, 2006 and December 31, 2006
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: The following financial statement schedule is attached to this report.

       Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

3.	Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit Number	Description

3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed with the Securities and Exchange Commission on April 13, 2004 (Reg. No. 333-114442), (the “S-1”)).

3.2	Form of Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the S-1).

3.3	Amended and Restated Certificate of Incorporation of Domino’s, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s, Inc. registration statement on Form S-4 filed with the Securities and Exchange Commission on March 22, 1999 (Reg. No. 333-74797), (the “1999 S-4”)).

3.4	Amended and Restated By-Laws of Domino’s, Inc. (Incorporated by reference to Exhibit 3.2 to the 1999 S-4).

3.5	Articles of Organization of Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.3 to the Domino’s, Inc. registration statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2003 (Reg. No. 333-107774), (the “2003 S-4”)).

3.6	Certificate of Amendment to the Articles of Organization for Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.4 to the 2003 S-4).

3.7	By-laws of Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.5 to the 2003 S-4).

3.8	Amended and Restated Certificate of Incorporation of Domino’s Pizza International, Inc. (Incorporated by reference to Exhibit 3.9 to the 1999 S-4).

3.9	Amended and Restated By-laws of Domino’s Pizza International, Inc. (Incorporated by reference to Exhibit 3.10 to the 1999 S-4).

3.10	Amended and Restated Articles of Incorporation of Domino’s Pizza International Payroll Services, Inc. (Incorporated by reference to Exhibit 3.11 to the 1999 S-4).

3.11	Amended and Restated By-laws of Domino’s Pizza International Payroll Services, Inc. (Incorporated by reference to Exhibit 3.12 to the 1999 S-4).

3.12	Articles of Incorporation of Domino’s Pizza PMC, Inc. (Incorporated by reference to Exhibit 3.5 to Domino’s, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000 (Reg. No. 333-74797) (the “1999 10-K”)).

3.13	By-laws of Domino’s Pizza PMC, Inc. (Incorporated by reference to Exhibit 3.6 to the 1999 10-K).

3.14	Memorandum of Association of Domino’s Pizza NS Co. (Incorporated by reference to Exhibit 3.16 to the 2003 S-4).

3.15	Articles of Association of Domino’s Pizza NS Co. (Incorporated by reference to Exhibit 3.17 to the 2003 S-4).

4.1	Execution copy of Indenture dated June 25, 2003 by and among Domino’s, Inc., Domino’s Franchise Holding Co., Domino’s Pizza LLC, Domino’s Pizza PMC, Inc., Domino’s Pizza International, Inc., Domino’s Pizza International Payroll Services, Inc., Domino’s Pizza –Government Services Division, Inc. and Domino’s Pizza NS Co. and BNY Midwest Trust Company, as trustee (Incorporated by reference to Exhibit 4.4 to the 2003 S-4).

4.2	Registration Rights Agreement dated June 25, 2003 by and among Domino’s, Inc., Domino’s Franchise Holding Co., Domino’s Pizza LLC, Domino’s Pizza PMC, Inc., Domino’s Pizza International, Inc., Domino’s Pizza International Payroll Services, Inc., Domino’s Pizza—Government Services Division, Inc. and Domino’s Pizza NS Co. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc., Bear, Stearns & Co. Inc., Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Goldman, Sachs & Co. and Lehman Brothers Inc. (Incorporated by reference to Exhibit 4.7 to the Domino’s, Inc. Current Report on Form 8-K filed with the Commission on June 26, 2003 (Reg. No. 333-74797) (the “June 26, 2003 8-K”)).

4.3	Form of 8 1/4% Senior Subordinated Notes due 2011 (contained in Exhibit 4.1).

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the 1999 S-4).

10.2	Amendment, dated February 7, 2000, to Lease Agreement dated December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.32 of the Domino’s, Inc. annual report on Form 10-K for the year ended December 31, 2000 (Reg. No. 333-74797)).

10.3	First Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 8, 2002, by and between Domino’s Farms Office Park L.L.C. and Domino’s Pizza, LLC (Incorporated by reference to Exhibit 10.5 to the Domino’s, Inc. annual report on Form 10-K for the year ended December 29, 2002 (Reg. No. 333-74797), (the “2002 10-K”)).

10.4	Second Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 5, 2004 (Incorporated by reference to Exhibit 10.34 to the S-1).

10.5	Form of Amended and Restated Stockholders Agreement by and among Domino’s Pizza, Inc., Domino’s, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P., RGIP, LLC, DP Investors I, LLC, DP Investors II, LLC, J.P. Morgan Capital Corporation, Sixty Wall Street Fund, L.P., DP Transitory Corporation, Thomas S. Monaghan, individually and in his capacity as trustee, and Marjorie Monaghan, individually and in her capacity as trustee, Harry J. Silverman, Michael D. Soignet and David A. Brandon (Incorporated by reference to Exhibit 10.27 to the S-1).

10.6	Form of Amended and Restated Franchisee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and certain franchisee stockholders of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.28 to the S-1).

10.7	Form of Amended and Restated Employee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and the employee stockholders identified therein (Incorporated by reference to Exhibit 10.29 to the S-1).

10.8*	Domino’s Pizza, Inc. Amended and Restated Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended January 1, 2006, (the “2005 10-K”)).

10.9*	First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007.

10.10*	TISM, Inc. Fourth Amended and Restated Stock Option Plan (“TISM Option Plan”) (Incorporated by reference to Exhibit 10.6 to the June 26, 2003 8-K).

10.11*	Form of Domino’s Pizza, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.30 to the S-1).

10.12*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the registrants’ quarterly report on Form 10-Q for the fiscal quarter ended June 18, 2006 (the “June 2006 10-Q”)).

10.13*	Domino’s Pizza Senior Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.2 to the June 2006 10-Q).

10.14*	Form of Domino’s Pizza, Inc. 2004 Employee Stock Payroll Deduction Plan (Incorporated by reference to Exhibit 10.31 to the S-1).

10.15*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.16*	Amended and Restated Employment Agreement dated as of October 18, 2005 between Domino’s Pizza LLC and Harry J. Silverman. (Incorporated by reference to Exhibit 1.02 to Domino’s Pizza, Inc.’s Current Report on Form 8-K filed on October 21, 2005 (the “October 2005 8-K”)).

10.17*	Separation Agreement dated as of December 22, 2005 between Domino’s Pizza LLC and Harry J. Silverman (Incorporated by reference to Exhibit 10.1 to Domino’s Pizza, Inc.’s Current Report on Form 8-K filed on December 23, 2005).

10.18*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael D. Soignet .

10.19*	Amended and Restated Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and J. Patrick Doyle.

10.20*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and James G. Stansik.

10.21*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and L. David Mounts.

10.22*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Ken C. Calwell.

10.23*	Employment Agreement dated as of June 1, 2003 between David A. Brandon and TISM, Inc., Domino’s, Inc. and Domino’s Pizza LLC (Incorporated by reference to Exhibit 10.5 to the June 26, 2003 8-K).

10.24*	Amendment No. 1 to Employment Agreement dated as of February 14, 2007 between David A. Brandon and Domino’s Pizza, Inc., Domino’s, Inc. and Domino’s Pizza LLC.

10.25*	Time Sharing Agreement dated as of December 2, 2002 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.27 to the 2002 10-K).

10.26*	Form of Amended and Restated Stock Option Agreement of David A. Brandon under the TISM Option Plan (Incorporated by reference to Exhibit 10.23 to the 2004 10-K).

10.27	Credit Agreement, dated as of July 29, 2002, and amended and restated as of June 25, 2003, among Domino’s, Inc., as borrower, TISM, Inc., as guarantor, the lenders listed therein, as lenders, JPMorgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent (Incorporated by reference to Exhibit 10.2 to the June 26, 2003 8-K).

10.28	First Amendment to Credit Agreement, dated as of November 25, 2003, among Domino’s, Inc., as borrower, TISM, Inc., JPMorgan Securities Inc., as sole lead arranger and book runner, the lenders listed therein, as lenders, JP Morgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent (Incorporated by reference to Exhibit 10.21 to the 2003 10-K).

10.29	Second Amendment and Consent to Credit Agreement, dated as of May 6, 2004, among Domino’s, Inc., as borrower, TISM, Inc., JPMorgan Securities Inc., as sole lead arranger and book runner, the lenders listed therein, as lenders, JP Morgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent (Incorporated by reference to Exhibit 10.1 to the Domino’s, Inc. Current Report on Form 8-K filed on May 7, 2004).

10.30	Third Amendment to Credit Agreement, dated as of November 30, 2004 among Domino’s, Inc., as borrower, TISM, Inc., JPMorgan Securities Inc., as sole lead arranger and book runner, the lenders listed therein, as lenders, JP Morgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent (Incorporated by reference to Exhibit 10.28 to the 2004 10-K).

10.31	Fourth Amendment to Credit Agreement, dated as of March 28, 2005 among Domino’s, Inc., as borrower, Domino’s Pizza, Inc., JPMorgan Securities Inc., as sole lead arranger and book runner, the lenders listed therein, as lenders, JP Morgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent. (Incorporated by reference to Exhibit 1.01 to the registrants’ Current Report on Form 8-K filed on March 29, 2005, (the “March 2005 8-K”)).

10.32	Fifth Amendment to Credit Agreement, dated as of December 1, 2005 among Domino’s, Inc., as borrower, Domino’s Pizza, Inc., JPMorgan Securities Inc., as sole lead arranger and book runner, the lenders listed therein, as lenders, JP Morgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent (Incorporated by reference to Exhibit 10.29 to the 2005 10-K).

10.33	Sixth Amendment to Credit Agreement, dated as of March 9, 2006 among Domino’s, Inc., as borrower, Domino’s Pizza, Inc., JPMorgan Securities Inc., as sole lead arranger and book runner, the lenders listed therein, as lenders, JP Morgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent (Incorporated by reference to Exhibit 1.01 to the registrants’ Current Report on Form 8-K filed on March 13, 2007, (the “March 2007 8-K)).

10.34	Pledge agreement, dated as of July 29, 2002, and amended and restated as of June 25, 2003, among Domino’s, Inc., TISM, Inc. and certain other respective subsidiaries, and JPMorgan Chase Bank, as collateral agent (Incorporated by reference to Exhibit 10.3 to the June 26, 2003 8-K).

10.35	Security agreement, dated as of July 29, 2002, and amended and restated as of June 25, 2003, among Domino’s, Inc., TISM, Inc. and JPMorgan Chase Bank, as collateral agent (Incorporated by reference to Exhibit 10.4 to the June 26, 2003 8-K).

10.36	Assumption Agreement, dated as of May 12, 2004, made by Domino’s Pizza, Inc. as a New Credit Agreement Party (Incorporated by reference to Exhibit 10.36 to the S-1).

10.37	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).

10.38	TISM, Inc. Class A-3 Stock Option Agreement with Dennis F. Hightower, dated as of February 25, 2003 (Incorporated by reference to Exhibit 10.1 to the Domino’s, Inc. quarterly report on Form 10-Q for the fiscal quarter ended March 23, 2003).

10.39	Stock repurchase agreement, dated as of March 29, 2005, by and among Domino’s Pizza, Inc., J.P. Morgan Capital L.P., Sixty Wall Street Fund, L.P. and J.P. Morgan Partners, L.P. (Incorporated by reference to Exhibit 1.02 to the March 2005 8-K).

10.40	Stock repurchase agreement, dated as of March 10, 2006, by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP Associates II, BCIP Trust Associates II, BCIP Associates II-B, BCIP Trust Associates II-B, BCIP Associates II-C, BCIP Repurchased Holdings, BCIP Trust Repurchased Holdings, PEP Investment PTY Ltd., Sankaty High Yield Assets Partners, L.P., Brookside Capital Partners Fund, L.P., Combined Jewish Philanthropies of Greater Boston, Inc., The Edgerley Family Foundation, The Tyler Charitable Foundation, Fidelity Charitable Gift Fund, and Corporation of the President of the Church of Jesus Christ of Latter-day Saints, (Incorporated by reference to Exhibit 1.02 to the March 2006 8-K).

10.41	Stock repurchase agreement, dated as of February 6, 2007, by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP Associates II, BCIP Trust Associates II, BCIP Associates II-B, BCIP Trust Associates II-B, BCIP Associates II-C, BCIP Repurchased Holdings, BCIP Trust Repurchased Holdings, PEP Investment PTY Ltd., Brookside Capital Partners Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrants’ Current Report on Form 8-K filed on February 7, 2007, (the “February 2007 8-K”)).

10.42	Board of Directors Compensation.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.3	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

32.4	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

* -	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company expects to furnish to security holders an annual report and proxy materials subsequent to the filing of this annual report on Form 10-K.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

Domino’s Pizza, Inc. and Subsidiaries

Domino’s, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Deductions from Reserves *	Translation Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
2006	$3,584	$52	$(2,038)	$94	$1,692
2005	4,726	997	(1,903)	(236)	3,584
2004	3,869	1,259	(563)	161	4,726

Allowance for doubtful notes receivable:
2006	$2,042	$(780)	$(90)	$6	$1,178
2005	2,195	257	(411)	1	2,042
2004	2,131	181	(116)	(1)	2,195

* Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.
DOMINO’S, INC.

/s/ L. David Mounts
L. David Mounts
Chief Financial Officer

February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ David A. Brandon
David A. Brandon	Chairman, Chief Executive Officer and Director
February 23, 2007	(Principal Executive Officer)

/s/ L. David Mounts
L. David Mounts	Chief Financial Officer
February 23, 2007	(Principal Financial and Accounting Officer)

/s/ Andrew B. Balson
Andrew B. Balson	Director
February 23, 2007

/s/ Diana F. Cantor
Diana F. Cantor	Director
February 23, 2007

/s/ Vernon O. Hamilton
Vernon O. Hamilton	Director
February 23, 2007

/s/ Dennis F. Hightower
Dennis F. Hightower	Director
February 23, 2007

/s/ Mark E. Nunnelly
Mark E. Nunnelly	Director
February 23, 2007

/s/ Robert M. Rosenberg
Robert M. Rosenberg	Director
February 23, 2007