Form 10-Q
period 2007-03-25
DOMINOS PIZZA INC
filed 2007-05-02
CIK 1286681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file number 001-32242

Domino’s Pizza, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-2511577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of April 22, 2007, Domino’s Pizza, Inc. had 62,680,137 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 25, 2007	December 31, 2006 (Note)
Assets
Current assets:
Cash and cash equivalents	$67,106	$38,222
Accounts receivable	62,970	65,697
Inventories	21,289	22,803
Notes receivable	808	994
Prepaid expenses and other	8,337	13,835
Advertising fund assets, restricted	17,162	18,880
Deferred income taxes	5,962	5,874

Total current assets	183,634	166,305

Property, plant and equipment:
Land and buildings	21,839	21,831
Leasehold and other improvements	84,182	83,503
Equipment	163,498	162,142
Construction in progress	2,162	2,132

	271,681	269,608
Accumulated depreciation and amortization	(157,636)	(152,464)

Property, plant and equipment, net	114,045	117,144

Other assets:
Deferred financing costs	21,913	8,770
Goodwill	21,087	21,319
Capitalized software, net	15,067	16,142
Other assets	16,045	10,541
Deferred income taxes	48,890	39,982

Total other assets	123,002	96,754

Total assets	$420,681	$380,203

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$619	$1,477
Accounts payable	55,160	55,036
Accrued income taxes	548	786
Insurance reserves	9,138	8,979
Advertising fund liabilities	17,162	18,880
Other accrued liabilities	61,733	70,043

Total current liabilities	144,360	155,201

Long-term liabilities:
Long-term debt, less current portion	785,061	740,120
Insurance reserves	21,882	22,054
Other accrued liabilities	30,562	27,721

Total long-term liabilities	837,505	789,895

Stockholders’ deficit:
Common stock	626	625
Additional paid-in capital	139,239	133,936
Retained deficit	(693,208)	(701,520)
Accumulated other comprehensive income (loss)	(7,841)	2,066

Total stockholders’ deficit	(561,184)	(564,893)

Total liabilities and stockholders’ deficit	$420,681	$380,203

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
(In thousands, except per share data)	March 25, 2007	March 26, 2006
Revenues:
Domestic Company-owned stores	$95,540	$96,478
Domestic franchise	37,517	38,129
Domestic distribution	179,885	182,389
International	26,379	30,658

Total revenues	339,321	347,654

Cost of sales:
Domestic Company-owned stores	75,643	75,206
Domestic distribution	161,417	162,643
International	11,191	15,510

Total cost of sales	248,251	253,359

Operating margin	91,070	94,295

General and administrative	40,338	40,404

Income from operations	50,732	53,891

Interest income	550	355
Interest expense	(24,443)	(12,065)
Other	(13,294)	—

Income before provision for income taxes	13,545	42,181

Provision for income taxes	5,147	16,029

Net income	$8,398	$26,152

Earnings per share:
Common stock – basic	$0.13	$0.39
Common stock – diluted	0.13	0.39

Dividends declared per share	$—	$0.12

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 25, 2007	March 26, 2006
Cash flows from operating activities:
Net income	$8,398	$26,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,249	7,499
Amortization and write-off of deferred financing costs and debt discount	10,215	965
Provision (benefit) for deferred income taxes	(198)	757
Non-cash compensation expense	1,511	1,017
Other	889	(265)
Changes in operating assets and liabilities	(21,156)	(7,456)

Net cash provided by operating activities	6,908	28,669

Cash flows from investing activities:
Capital expenditures	(3,566)	(4,161)
Other	543	347

Net cash used in investing activities	(3,023)	(3,814)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,690	1,112
Repurchase of common stock	(67)	(145,000)
Proceeds from issuance of long-term debt	780,000	100,000
Repayments of long-term debt and capital lease obligation	(736,656)	(35,074)
Cash paid for financing fees	(22,255)	(250)
Proceeds from exercise of stock options	1,133	1,696
Tax benefit from exercise of stock options	1,167	2,116

Net cash provided by (used in) financing activities	25,012	(75,400)

Effect of exchange rate changes on cash and cash equivalents	(13)	(2)

Increase (decrease) in cash and cash equivalents	28,884	(50,547)

Cash and cash equivalents, at beginning of period	38,222	66,919

Cash and cash equivalents, at end of period	$67,106	$16,372

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

March 25, 2007

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended December 31, 2006 included in our annual report on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring items and the effects of the adoption of the provisions of Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes”, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 25, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2007.

2.	Comprehensive Income (Loss)

	Fiscal Quarter Ended
	March 25, 2007	March 26, 2006
Net income	$8,398	$26,152
Unrealized gains (losses) on derivative instruments, net of tax	(9,167)	579
Reclassification adjustment for gains included in net income, net of tax	(736)	(669)
Currency translation adjustment	(4)	137

Comprehensive income (loss)	$(1,509)	$26,199

3.	Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended March 25, 2007 and March 26, 2006
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2007	$133,057	$204,713	$26,379	$(24,828)	$—	$339,321
2006	134,607	207,818	30,658	(25,429)	—	347,654
Income from operations –
2007	$34,101	$13,368	$12,427	N/A	$(9,164)	$50,732
2006	36,641	14,716	11,195	N/A	(8,661)	53,891
Segment Income –
2007	$37,565	$15,377	$12,566	N/A	$(4,963)	$60,545
2006	39,646	16,859	11,499	N/A	(5,583)	62,421

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 25, 2007	March 26, 2006
Total Segment Income	$60,545	$62,421
Depreciation and amortization	(7,249)	(7,499)
Losses on sale/disposal of assets	(598)	(14)
Non-cash stock compensation expense	(1,511)	(1,017)
2007 recapitalization-related expenses	(455)	—

Income from operations	50,732	53,891

Interest income	550	355
Interest expense	(24,443)	(12,065)
Other	(13,294)	—

Income before provision for income taxes	$13,545	$42,181

4.	Earnings Per Share

	Fiscal Quarter Ended
	March 25, 2007	March 26, 2006
Net income available to common stockholders – basic and diluted	$8,398	$26,152

Basic weighted average number of shares	62,569,414	66,219,407

Earnings per share – basic	$0.13	$0.39

Diluted weighted average number of shares	64,076,179	67,672,576

Earnings per share – diluted	$0.13	$0.39

The denominator in calculating diluted earnings per share for common stock for the first quarter of 2007 and the first quarter of 2006 does not include 344,200 and 1,970,000 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive.

5.	Recapitalization

On February 7, 2007, the Company announced a recapitalization plan comprised of (i) a stock tender offer for up to 13,850,000 shares of the Company’s common stock, (ii) an offer to purchase all of the outstanding Domino’s, Inc. 8 1/4% senior subordinated notes due 2011 pursuant to a debt tender offer, (iii) the repayment of all outstanding borrowings under its senior credit facility and (iv) a planned special cash dividend to stockholders and related payments and adjustments to certain option holders, in each case to be financed as described below.

On March 8, 2007, the Company entered into a $1.35 billion bridge facility credit agreement, consisting of (i) up to $1.25 billion in bridge term loans and (ii) up to $100 million under a revolving credit facility. Also on March 8, 2007, the Company borrowed $500 million under the bridge term loan facility, which it used to repay all outstanding borrowings under its senior credit agreement, as well as to pay related fees and expenses. Upon repayment of all such outstanding borrowings, the senior credit facility was terminated. On March 9, 2007, the Company borrowed an additional $280 million under the bridge term loan facility, which it used to repurchase and retire at a premium $273.6 million in aggregate principal amount of Domino’s, Inc. 8 1/4% senior subordinated notes due 2011, representing substantially all of the outstanding senior subordinated notes, as well as to pay related fees and expenses. Borrowings under the bridge term loan facility were subject to floating interest rates, as defined in the related agreements.

On March 9, 2007, the Company announced the acceptance for purchase of 2,242 shares of its common stock under its stock tender offer at a purchase price of $30.00 per share, for a total purchase price of approximately $67,000.

On April 16, 2007, the Company completed an asset-backed securitization by placing $1.85 billion of notes in a private transaction consisting of $1.6 billion of 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 and $100 million of 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 (collectively, the Fixed Rate Notes). In connection with the issuance of the Fixed Rate Notes, a securitized financing facility of Variable Rate Series 2007-1 Senior Variable Funding Notes, Class A-1 (the Variable Funding Notes) was completed which allows for the issuance of up to $150 million of Variable Funding Notes and certain other credit instruments, including letters of credit in support of various obligations of the Company. The securitized notes were issued by indirect subsidiaries of the Company that hold substantially all of the Company’s revenue generating assets, including royalty income from all domestic stores, distribution income, international income and intellectual property. The Fixed Rate Notes require no annual principal payments and the anticipated repayment date is April 25, 2012, with legal final maturity on April 27, 2037. Gross proceeds from the issuance of the Fixed Rate Notes were $1.7 billion. The Company used a portion of the proceeds to (i) repay the bridge term loan facility in full and terminate the bridge loan facility; (ii) capitalize certain new subsidiaries; and (iii) pay transaction-related fees and expenses.

On April 17, 2007, the Company completed the recapitalization, with its Board of Directors declaring a $13.50 per share special cash dividend on its outstanding common stock, payable on May 4, 2007 to stockholders of record at the close of business on April 27, 2007. Additionally, in accordance with the Company’s previously approved dividend equivalent rights policy and pursuant to the Company’s stock option agreements, the Company will make a corresponding dividend equivalent rights cash payment on certain stock options, while reducing the exercise price on certain other stock options. The Company will use substantially all of the remaining portion of the proceeds under the Fixed Rate Notes to pay the special cash dividend and related payments to certain option holders.

Additionally, the Board of Directors approved an open market share repurchase program for up to $200 million of the Company’s common stock, which will be funded by future free cash flow and borrowings available under the Variable Funding Notes.

During the first quarter of 2007 and in connection with the recapitalization, the Company incurred approximately $25.7 million of expenses, consisting primarily of a $13.3 million premium paid to holders of the Domino’s, Inc. senior subordinated notes in the debt tender offer, $9.5 million of write-offs of deferred financing fees and bond discount related to extinguished debt and net $2.5 million of additional interest expense that was incurred in connection with the settlement of interest rate derivatives. Additionally, in connection with obtaining the bridge loan facility, the Company paid $22.3 million in fees, which were recorded as a deferred financing cost asset in the consolidated balance sheet.

Subsequent to the first quarter of 2007, the Company paid $33.6 million of deferred financing fees relating to the completion of the asset-backed securitization and wrote-off the unamortized deferred financing costs related to the bridge loan facility of approximately $21.9 million.

6.	Interest Rate Derivatives

During the first quarter of 2007, the Company entered into a swaption derivative agreement with a total notional amount of $1.2 billion. The swaption derivative agreement was settled upon the Company entering into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion, which resulted in the Company recording $3.8 million of additional interest expense. At March 25, 2007, the Company recognized a $12.8 million liability related to the forward-starting interest rate swap agreement, with an offsetting amount, net of tax, of $7.9 million in accumulated other comprehensive loss. Additionally, concurrent with the extinguishment of the senior credit facility and senior subordinated notes, the Company settled its related outstanding interest rate derivatives, which reduced interest expense by $1.3 million.

7.	Effect of Adoption of Statement of Financial Accounting Standards Board Interpretation No. 48

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company previously had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, the Company recognized a net increase of approximately $86,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained deficit.

At January 1, 2007, the amount of unrecognized tax benefits was $13.6 million which, if ultimately recognized, $8.1 million will reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The Company is currently under examination by the Internal Revenue Service and certain state tax authorities. The Company’s federal statute of limitation has expired for years prior to 2003 and the relevant state statutes vary. The Company expects the current ongoing examinations to be concluded in the next twelve months and does not expect the assessment of any significant additional tax in excess of amounts reserved.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in income tax expense. The Company accrued approximately $6.1 million for interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited; tabular amounts in millions, except percentages and store data)

The 2007 and 2006 first quarters referenced herein represent the twelve-week periods ended March 25, 2007 and March 26, 2006, respectively.

Overview

We are the number one pizza delivery company in the United States and have a leading international presence. We operate through a network of Company-owned stores, all of which are in the United States, and franchise stores located in all 50 states and in more than 55 countries. In addition, we operate regional dough manufacturing and distribution centers in the United States and Canada.

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

	First Quarter of 2007		First Quarter of 2006
Global retail sales growth	3.8%		0.7%

Same store sales growth:
Domestic Company-owned stores	0.6%		(3.0)%
Domestic franchise stores	(3.4)%		(4.0)%

Domestic stores	(2.9)%		(3.8)%

International stores	3.8%		3.0%

Store counts (at end of period):
Domestic Company-owned stores	570		580
Domestic franchise stores	4,559		4,506

Domestic stores	5,129		5,086
International stores	3,265		3,038

Total stores	8,394		8,124

Income statement data:

Total revenues	$339.3	100.0%	$347.7	100.0%

Cost of sales	248.3	73.2%	253.4	72.9%
General and administrative	40.3	11.9%	40.4	11.6%

Income from operations	50.7	14.9%	53.9	15.5%
Interest expense, net	23.9	7.0%	11.7	3.4%
Other	13.3	3.9%	—	—

Income before provision for income taxes	13.5	4.0%	42.2	12.1%
Provision for income taxes	5.1	1.5%	16.0	4.6%

Net income	$8.4	2.5%	$26.2	7.5%

Global retail sales growth in 2007, comprised of retail sales results at both our franchise and Company-owned stores worldwide, was driven primarily by same store sales growth in our international markets as well as an increase in our worldwide store counts during the trailing four quarters. The decreases in domestic same store sales in 2007 were due primarily to a weaker consumer environment and continued strong competition on a national, regional and local scale. The increase in international same store sales reflect continued strong promotional and operational performance.

Additionally, we grew our worldwide net store counts by 28 and 270 stores during the first quarter and trailing four quarters, respectively.

Revenues decreased $8.4 million, or 2.4%, in the first quarter of 2007, driven by lower international revenues, due primarily to the third quarter of 2006 sale of Company-owned operations in France and the Netherlands, and lower distribution revenues, due primarily to lower volumes related to a decrease in domestic franchise same store sales.

Income from operations decreased $3.2 million, or 5.9%, in the first quarter of 2007, due primarily to lower margins in our Company-owned store and distribution businesses as well as a decrease in domestic franchise same store sales. These decreases were offset in part by continued strong performance in our international business.

Net income decreased $17.8 million, or 67.9%, in the first quarter of 2007, driven primarily by the expenses incurred in connection with the Company’s recapitalization and, to a lesser extent, the aforementioned decrease in income from operations.

Revenues

	First Quarter of 2007		First Quarter of 2006
Domestic Company-owned stores	$95.5	28.1%	$96.5	27.7%
Domestic franchise	37.5	11.1%	38.1	11.0%
Domestic distribution	179.9	53.0%	182.4	52.5%
International	26.4	7.8%	30.7	8.8%

Total revenues	$339.3	100.0%	$347.7	100.0%

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

Domestic Stores Revenues

	First Quarter of 2007		First Quarter of 2006
Domestic Company-owned stores	$95.5	71.8%	$96.5	71.7%
Domestic franchise	37.5	28.2%	38.1	28.3%

Domestic stores	$133.1	100.0%	$134.6	100.0%

Domestic stores revenues decreased $1.5 million, or 1.2%, in the first quarter of 2007, due primarily to lower domestic franchise same store sales and a decrease in the average number of domestic Company-owned stores open during 2007, offset in part by an increase in the average number of domestic franchise stores open during 2007. Domestic same store sales decreased 2.9% in the first quarter of 2007, compared to a decrease of 3.8% in the first quarter of 2006. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $1.0 million, or 1.0%, in the first quarter of 2007, due to a decrease in the average number of domestic Company-owned stores open during 2007. Domestic Company-owned same store sales increased 0.6% in the first quarter of 2007, compared to a decrease of 3.0% in the first quarter of 2006. There were 570 and 580 domestic Company-owned stores in operation as of March 25, 2007 and March 26, 2006, respectively.

Domestic Franchise Revenues

Revenues from domestic franchise operations decreased $0.6 million, or 1.6%, in the first quarter of 2007, due to lower same store sales, offset in part by an increase in the average number of domestic franchise stores open during 2007. Domestic franchise same store sales decreased 3.4% in the first quarter of 2007, compared to a decrease of 4.0% in the first quarter of 2006. There were 4,559 and 4,506 domestic franchise stores in operation as of March 25, 2007 and March 26, 2006, respectively.

Domestic Distribution Revenues

Revenues from domestic distribution operations decreased $2.5 million, or 1.4%, in the first quarter of 2007, due primarily to lower volumes, related to decreases in domestic franchise same store sales, offset in part by an increase in food prices, including cheese. The published cheese block price-per-pound averaged $1.33 in the first quarter of 2007, up from $1.30 in the comparable period in 2006. Had the 2007 average cheese prices been in effect during 2006, distribution revenues for the first quarter of 2006 would have been approximately $0.7 million higher than the reported 2006 amounts.

International Revenues

Revenues from international operations decreased $4.3 million, or 14.0%, in the first quarter of 2007, due primarily to the third quarter 2006 sale of Company-owned operations in France and the Netherlands, offset in part by higher royalty revenues due to increases in same store sales and the average number of international stores open during 2007. On a constant dollar basis, same store sales increased 3.8% in the first quarter of 2007, compared to an increase of 3.0% in the first quarter of 2006. There were 3,265 and 3,038 international stores in operation as of March 25, 2007 and March 26, 2006, respectively.

Cost of Sales / Operating Margin

	First Quarter of 2007		First Quarter of 2006
Consolidated revenues	$339.3	100.0%	$347.7	100.0%
Consolidated cost of sales	248.3	73.2%	253.4	72.9%

Consolidated operating margin	$91.1	26.8%	$94.3	27.1%

Consolidated cost of sales primarily consists of domestic Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, decreased $3.2 million, or 3.4%, in the first quarter of 2007. This decrease in the consolidated operating margin was due primarily to lower margins at our Company-owned stores, lower margins in our distribution business and lower domestic franchise royalty revenues. Franchise revenues do not have a cost of sales component and, as a result, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin decreased 0.3 percentage points in the first quarter of 2007. This decrease was due primarily to decreases in domestic Company-owned store and domestic distribution operating margins as discussed below, and were offset in part by improvements in the operating margin in our international operations as a result of the third quarter 2006 sale of the Company-owned operations in France and the Netherlands.

As mentioned above, the consolidated operating margin as a percentage of revenues was negatively impacted by higher cheese costs. Cheese price changes are a “pass-through” in domestic distribution revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	First Quarter of 2007		First Quarter of 2006
Revenues	$95.5	100.0%	$96.5	100.0%
Cost of sales	75.6	79.2%	75.2	78.0%

Store operating margin	$19.9	20.8%	$21.3	22.0%

The domestic Company-owned store operating margin decreased $1.4 million, or 6.5%, in the first quarter of 2007. This decrease was due primarily to higher labor costs, offset in part by lower food costs.

As a percentage of store revenues, the store operating margin decreased 1.2 percentage points in the first quarter of 2007. As a percentage of store revenues, food costs decreased 0.6 percentage points to 25.4% in the first quarter of 2007, due primarily to a change in product mix per order related to differing year over year promotions, offset in part by higher food prices, including cheese. As a percentage of store revenues, labor costs increased 1.7 percentage points to 31.4% in the first quarter of 2007, due primarily to higher average wage rates during 2007. As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.2 percentage points to 11.3% in the first quarter of 2007. As a percentage of store revenues, insurance costs decreased 0.2 percentage points to 3.0% in the first quarter of 2007, due primarily to improved loss experience.

Domestic Distribution Operating Margin

Domestic Distribution	First Quarter of 2007		First Quarter of 2006
Revenues	$179.9	100.0%	$182.4	100.0%
Cost of sales	161.4	89.7%	162.6	89.2%

Distribution operating margin	$18.5	10.3%	$19.7	10.8%

The domestic distribution operating margin decreased $1.2 million, or 6.5%, in the first quarter of 2007, due primarily to higher food costs, offset in part by lower labor costs.

As a percentage of distribution revenues, the distribution operating margin decreased 0.5 percentage points in the first quarter of 2007, due primarily to lower volumes as a result of lower domestic franchise same store sales and higher food prices, including cheese.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million, or 0.2%, in the first quarter of 2007, due primarily to decreases in variable general and administrative expenses, including lower administrative labor, offset in part by expenses incurred in connection with the Company’s recapitalization.

Interest Expense

Interest expense increased $12.4 million to $24.4 million in the first quarter of 2007. This increase was due primarily to expenses incurred in connection with the Company’s recapitalization, including the $9.5 million write-off of deferred financing fees and bond discount related to the extinguishment of debt as well as the net $2.5 million of additional interest expense incurred in connection with the settlement of interest rate derivatives.

The Company’s effective borrowing rate increased 0.2 percentage points to 6.5% during the first quarter of 2007 compared to the first quarter of 2006. The Company’s average outstanding debt balance, excluding capital lease obligations, increased $27.6 million to $745.6 million in the first quarter of 2007 compared to the first quarter of 2006.

Other

The other amount of $13.3 million represents the premium paid to repurchase and retire the senior subordinated notes that were tendered in the debt tender offer in connection with the Company’s recapitalization.

Provision for Income Taxes

The effective tax rate remained flat at 38.0% during the first quarter of 2007 versus the comparable period in 2006.

Summary of Recapitalization Expenses

The following table presents total recapitalization-related expenses incurred during the first quarter of 2007. These pre-tax expenses affect comparability between the first quarter of 2007 and the first quarter of 2006.

(in thousands)	First Quarter of 2007
2007 recapitalization-related expenses:
General and administrative expenses (1)	$455
Additional interest expense (2)	11,965
Premium on bond extinguishment (3)	13,294

Total of 2007 recapitalization-related expenses	$25,714

(1)	Primarily includes legal and professional fees incurred in connection with the tender offers for Domino’s Pizza, Inc. common stock and Domino’s, Inc. senior subordinated notes due 2011.
(2)	Includes the write-off of deferred financing fees and bond discount related to extinguished debt as well as net expense incurred in connection with the settlement of interest rate derivatives.
(3)	Represents the premium paid to bond holders in the tender offer for the Domino’s, Inc. senior subordinated notes due 2011.

In addition to the above fees and expenses and in connection with obtaining a bridge loan facility, the Company paid $22.3 million in fees and expenses, which were recorded as a deferred financing cost asset on the consolidated balance sheet as of March 25, 2007.

Subsequent to the first quarter of 2007, the Company paid $33.6 million of deferred financing costs to obtain the securitized debt and wrote-off the unamortized deferred financing costs paid to obtain the bridge loan facility of approximately $21.9 million.

Liquidity and Capital Resources

We had working capital of $39.3 million and cash and cash equivalents of $67.1 million at March 25, 2007. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay debt, invest in long-term assets and repurchase common stock, reduce our working capital amounts. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our Variable Funding Notes. We expect to fund planned capital expenditures and debt repayments from these sources. We did not have any material commitments for capital expenditures as of March 25, 2007.

As of March 25, 2007, we had $785.7 million of debt, of which $0.6 million was classified as a current liability. Additionally, as of March 25, 2007, the Company had borrowings of $66.1 million available under its $100 million revolving credit facility, net of letters of credit issued of $33.9 million. These letters of credit are primarily related to our casualty insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $6.9 million and $28.7 million in the first quarter of 2007 and 2006, respectively. The $21.8 million decrease was due primarily to a $17.8 million decrease in net income and a $13.7 million net change in operating assets and liabilities. These decreases were offset in part by a $9.3 million increase in amortization and write-off of deferred financing costs and debt discount, due primarily to the write-off of deferred financing costs in connection with the debt extinguishments in the first quarter of 2007.

Cash used in investing activities was $3.0 million and $3.8 million in the first quarter of 2007 and 2006, respectively. The $0.8 million decrease was due primarily to a $0.6 million decrease in capital expenditures.

Cash provided by financing activities was $25.0 million in the first quarter of 2007. Cash used in financing activities was $75.4 million in the first quarter of 2006. The $100.4 million net change was due primarily to a $680.0 million increase in proceeds from issuance of long-term debt and a $145.0 million decrease in repurchases of common stock, offset in part by a $701.6 million increase in repayments of long-term debt and capital lease obligations and a $22.0 million increase in cash paid for financing costs.

On February 7, 2007, the Company announced a recapitalization plan comprised of (i) a stock tender offer for up to 13,850,000 shares of the Company’s common stock, (ii) an offer to purchase all of the outstanding Domino’s, Inc. 8 1/4% senior subordinated notes due 2011 pursuant to a debt tender offer, (iii) the repayment of all outstanding borrowings under its senior credit facility and (iv) a planned special cash dividend to stockholders and related payments and adjustments to certain option holders, in each case to be financed as described below.

On March 8, 2007, the Company entered into a $1.35 billion bridge credit facility agreement, consisting of (i) up to $1.25 billion in bridge term loans and (ii) up to $100 million under a revolving credit facility. Also on March 8, 2007, the Company borrowed $500 million under the bridge term loan facility, which it used to repay all outstanding borrowings under its senior credit agreement, as well as to pay related fees and expenses. Upon repayment of all such outstanding borrowings, the senior credit facility was terminated. On March 9, 2007, the Company borrowed an additional $280 million under the bridge term loan facility, which it used to repurchase and retire at a premium $273.6 million in aggregate principal amount of Domino’s, Inc. 8  1/4% senior subordinated notes due 2011, representing substantially all of the outstanding senior subordinated notes, as well as to pay related fees and expenses. Borrowings under the bridge term loan facility were subject to floating interest rates, as defined in the related agreements.

On March 9, 2007, the Company announced the acceptance for purchase of 2,242 shares of its common stock under its stock tender offer at a purchase price of $30.00 per share, for a total purchase price of approximately $67,000.

During the first quarter of 2007, the Company entered into a swaption derivative agreement with a total notional amount of $1.2 billion. The swaption derivative agreement was settled upon the Company entering into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion. At March 25, 2007, the Company recognized a $12.8 million liability related to this interest rate swap agreement, with an offsetting amount, net of tax, of $7.9 million in accumulated other comprehensive loss. Additionally, concurrent with the extinguishment of the senior credit facility and senior subordinated notes, the Company settled its related outstanding interest rate derivatives.

On April 16, 2007, a wholly-owned subsidiary of the Company completed an asset-backed securitization by placing $1.85 billion of notes in a private transaction consisting of $1.6 billion of 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 (the Senior Notes) and $100 million of 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 (the Subordinated Notes and collectively, with the Senior Notes, the Fixed Rate Notes). In connection with the issuance of the Fixed Rate Notes, a securitized financing facility of Variable Rate Series 2007-1 Senior Variable Funding Notes, Class A-1 (the Variable Funding Notes) was completed which allows for the issuance of up to $150 million of Variable Funding Notes and certain other credit instruments, including a $60 million letters of credit sub-facility in support of various obligations of the Company and a $40 million swing-line sub-facility. The securitized notes were issued by indirect subsidiaries of the Company that hold substantially all of the Company’s revenue generating assets, including royalty income from all domestic stores, distribution income, international income and intellectual property. Gross proceeds from the issuance of the Fixed Rate Notes were $1.7 billion. The Company used a portion of the proceeds to (i) repay the bridge term loan facility in full and terminate the bridge loan facility; (ii) capitalize certain new subsidiaries; and (iii) pay transaction-related fees and expenses.

The Senior Notes will accrue interest at a fixed rate of 5.261% per year and the Subordinated Notes will accrue interest at a fixed rate of 7.629%. Accrued interest will be due and payable quarterly, commencing on October 25, 2007. The Fixed Rate Notes require no annual principal payments and the anticipated repayment date is April 25, 2012, with legal final maturity on April 27, 2037. The Fixed Rate Notes are subject to certain financial covenants, including certain leverage ratio tests, as defined in the related agreements.

On April 17, 2007, the Company completed the recapitalization, with its Board of Directors declaring a $13.50 per share special cash dividend on its outstanding common stock, payable on May 4, 2007 to stockholders of record at the close of business on April 27, 2007. Additionally, in accordance with the Company’s previously approved dividend equivalent rights policy and pursuant to the Company’s stock option agreements, the Company will make dividend equivalent rights payments for certain stock options, while reducing the exercise price on certain other stock options. The Company will use substantially all of the remaining portion of the proceeds under the Fixed Rate Notes to pay the special cash dividend and related payments to certain option holders.

Additionally, the Board of Directors approved an open market share repurchase program for up to $200 million of the Company’s common stock, which will be funded by future free cash flow and borrowings available under the Variable Funding Notes.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the Variable Funding Notes will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the Fixed Rate Notes and to service, extend or refinance the Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “or “anticipates” or similar expressions that concern our strategy, plans or intentions. These forward-looking statements relating to our anticipated profitability and operating performance reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that can cause actual results to differ materially include: our increased level of indebtedness as a result of the securitization transaction; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; our ability to retain key personnel; new product and concept developments by Domino’s and other food-industry competitors; the ongoing profitability of our franchisees and the ability of Domino’s and our franchisees to open new restaurants; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries in which we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations (“cautionary statement”) are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On January 25, 2007, the Company entered into a swaption derivative agreement with a total notional amount of $1.2 billion to hedge the interest rate variability of the coupon payments associated with the issuance of $1.85 billion of securitized debt in connection with the recapitalization. The swaption derivative agreement effectively was an interest rate cap with an exercise rate of 5.5%, exercisable on March 31, 2008. The swaption derivative agreement was settled during the first quarter of 2007 upon the Company entering into a five-year forward-starting interest rate swap agreement. In connection with the settlement, the Company recognized additional interest expense of $3.8 million.

On February 12, 2007, the Company entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion to hedge the interest rate variability of the coupon payments associated with the issuance of $1.85 billion of securitized debt in connection with the recapitalization. Under the swap agreement, the Company has agreed to pay a fixed interest rate of approximately 5.16%, beginning on March 31, 2008 through March 31, 2013, in exchange for receiving floating payments based on three-month LIBOR on the same $1.25 billion notional amount for the same five-year period. The Company designated this derivative as a cash flow hedge and determined that there was no ineffectiveness at March 25, 2007. Additionally, at March 25, 2007, the Company recognized a $12.8 million liability related to this interest rate derivative, with an offsetting loss, net of tax, of $7.9 million in other comprehensive loss. Subsequent to the first quarter, on April 16, 2007, the swap agreement was settled in cash for $11.5 million, in accordance with its terms, concurrent with the issuance of the securitized debt. Additionally, the other comprehensive income amount was adjusted and the total net settlement loss of $7.1 million will be amortized into earnings over the five year contractual term of the securitized debt.

During the first quarter of 2007, concurrent with the extinguishment of the senior credit facility and repurchase of substantially all of the outstanding senior subordinated notes in the debt tender offer, the Company settled its then outstanding interest rate derivatives. In connection with the settlement, the Company recognized a reduction in interest expenses of $1.3 million.

Interest Rate Risk

Our variable interest expense is sensitive to changes in the general level of interest rates. At March 25, 2007, the weighted average interest rate on our $780.0 million of variable interest debt was 6.32%.

We had total interest expense of approximately $24.4 million in the first quarter of 2007. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $1.7 million.

Item 4.	Controls and Procedures

Management, with the participation of Domino’s Pizza, Inc.’s Chairman and Chief Executive Officer, David A. Brandon, and Executive Vice President and Chief Financial Officer, L. David Mounts, performed an evaluation of the effectiveness of Domino’s Pizza, Inc.’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Messrs. Brandon and Mounts concluded that Domino’s Pizza, Inc.’s disclosure controls and procedures were effective.

During the quarterly period ended March 25, 2007 there have been no changes in Domino’s Pizza, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices and, specifically in California, wage and hour claims. We have two class actions pending in California brought by former employees. On June 10, 2003, Vega v. Domino’s Pizza LLC was filed, in Orange County Superior Court, alleging that we failed to provide meal and rest breaks to our employees. On August 2, 2006, Roselio v. Domino’s Pizza LLC was filed, in Los Angeles County Superior Court, alleging similar claims as set out in the Vega lawsuit. On February 14, 2007 the two actions were coordinated in Orange County Superior Court. No determination with respect to class certification has been made. On April 16, 2007 in Murphy v. Kenneth Cole Productions, Inc., the California Supreme Court held that the premiums provided by section 226.7 of the California Labor Code for missed meal and rest periods are subject to a three- or potentially four-year statute of limitations rather than a one-year statute of limitations.

While we may occasionally be party to large claims, including class action suits, we do not believe that these matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period #1 (January 1, 2007 to January 28, 2007)	—		—	—	—
Period #2 (January 29, 2007 to February 25, 2007)	—		—	—	—
Period #3 (February 26, 2007 to March 25, 2007)	2,242	(1)	$30.00	—	—

Total	2,242		$30.00	—	—

(1)	As previously reported, in the first quarter we repurchased and retired 2,242 shares of our common stock in connection with our common stock tender offer, for approximately $67,000, or $30.00 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Base Indenture dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer , and Citibank, N.A., as Trustee and Securities Intermediary.

10.2	Supplemental Indenture dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer of the 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2, the 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 and the Series 2007-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2007-1 Securities Intermediary.

10.3	Class A-1 Note Purchase Agreement dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer, Domino’s Pizza LLC, as Master Servicer, certain conduit investors, financial institutions and funding agents, JPMorgan Chase Bank, National Association, as provider of letters of credit, and Lehman Commercial Paper Inc., as swingline lender and as Administrative Agent.

10.4	Guarantee and Collateral Agreement dated April 16, 2007 among Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc. and Domino’s Pizza Canadian Distribution ULC, each as a Guarantor, in favor of Citibank, N.A., as Trustee.

10.5	Master Servicing Agreement dated as of April 16, 2007 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Master Servicer, Domino’s Pizza N.S. Co., as a Servicer, and Citibank, N.A. as Trustee.

10.6	Insurance and Indemnity Agreement dated as of April 16, 2007 among MBIA Insurance Corporation and Ambac Assurance Corporation, as Insurers, Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer, Domino’s Pizza, Inc., Domino’s SPV Guarantor LLC and Domino’s Pizza International LLC, Domino’s Pizza LLC, as Master Servicer and Citibank, N.A., as Trustee.

31.1	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by L. David Mounts pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by L. David Mounts pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

DOMINO’S PIZZA, INC. (Registrant)

Date: May 2, 2007	/s/ L. David Mounts
L. David Mounts Chief Financial Officer