Form 10-Q
period 2007-06-17
DOMINOS PIZZA INC
filed 2007-07-24
CIK 1286681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 17, 2007

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

As of July 15, 2007, Domino’s Pizza, Inc. had 62,823,452 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 17, 2007	December 31, 2006 (Note)
Assets
Current assets:
Cash and cash equivalents	$93,300	$38,222
Accounts receivable	69,329	65,697
Inventories	21,595	22,803
Notes receivable	840	994
Prepaid expenses and other	24,692	13,835
Advertising fund assets, restricted	17,099	18,880
Deferred income taxes	6,765	5,874

Total current assets	233,620	166,305

Property, plant and equipment:
Land and buildings	21,872	21,831
Leasehold and other improvements	84,702	83,503
Equipment	165,345	162,142
Construction in progress	1,852	2,132

	273,771	269,608
Accumulated depreciation and amortization	(161,972)	(152,464)

Property, plant and equipment, net	111,799	117,144

Other assets:
Deferred financing costs	34,734	8,770
Goodwill	20,935	21,319
Capitalized software, net	14,079	16,142
Other assets	10,198	10,541
Deferred income taxes	48,697	39,982

Total other assets	128,643	96,754

Total assets	$474,062	$380,203

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$299	$1,477
Accounts payable	54,570	55,036
Accrued income taxes	473	786
Insurance reserves	9,306	8,979
Advertising fund liabilities	17,099	18,880
Other accrued liabilities	65,356	70,043

Total current liabilities	147,103	155,201

Long-term liabilities:
Long-term debt, less current portion	1,709,983	740,120
Insurance reserves	22,005	22,054
Other accrued liabilities	29,045	27,721

Total long-term liabilities	1,761,033	789,895

Stockholders’ deficit:
Common stock	628	625
Additional paid-in capital	18,834	133,936
Retained deficit	(1,446,918)	(701,520)
Accumulated other comprehensive income (loss)	(6,618)	2,066

Total stockholders’ deficit	(1,434,074)	(564,893)

Total liabilities and stockholders’ deficit	$474,062	$380,203

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands, except per share data)	June 17, 2007	June 18, 2006	June 17, 2007	June 18, 2006
Revenues:
Domestic Company-owned stores	$92,821	$90,225	$188,361	$186,703
Domestic franchise	37,130	35,762	74,647	73,892
Domestic distribution	182,517	170,048	362,402	352,436
International	27,821	31,706	54,200	62,364

Total revenues	340,289	327,741	679,610	675,395

Cost of sales:
Domestic Company-owned stores	72,304	71,230	147,947	146,436
Domestic distribution	164,170	151,605	325,587	314,248
International	11,948	16,141	23,139	31,652

Total cost of sales	248,422	238,976	496,673	492,336

Operating margin	91,867	88,765	182,937	183,059

General and administrative	48,568	42,366	88,906	82,769

Income from operations	43,299	46,399	94,031	100,290

Interest income	3,720	123	4,270	479
Interest expense	(44,776)	(12,899)	(69,220)	(24,964)
Other	—	—	(13,294)	—

Income before provision (benefit) for income taxes	2,243	33,623	15,787	75,805

Provision (benefit) for income taxes	(74)	9,117	5,073	25,147

Net income	$2,317	$24,506	$10,714	$50,658

Earnings per share:
Common stock – basic	$0.04	$0.40	$0.17	$0.79
Common stock – diluted	0.04	0.39	0.17	0.77

Dividends declared per share	$13.50	$0.12	$13.50	$0.24

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
(In thousands)	June 17, 2007	June 18, 2006
Cash flows from operating activities:
Net income	$10,714	$50,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,583	14,974
Amortization and write-off of deferred financing costs and debt discount	33,099	1,580
Benefit for deferred income taxes	(1,422)	(2,268)
Non-cash compensation expense	4,587	2,090
Other	1,208	6
Changes in operating assets and liabilities	(38,550)	(13,116)

Net cash provided by operating activities	24,219	53,924

Cash flows from investing activities:
Capital expenditures	(8,728)	(9,447)
Other	773	1,162

Net cash used in investing activities	(7,955)	(8,285)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,515	2,246
Repurchase of common stock	(67)	(145,000)
Proceeds from issuance of long-term debt	2,509,938	100,000
Repayments of long-term debt and capital lease obligation	(1,541,993)	(45,128)
Cash paid for financing fees	(57,959)	(250)
Common stock dividends and equivalents	(896,971)	(7,419)
Proceeds from exercise of stock options	1,536	2,955
Tax benefit from stock options	20,774	3,666

Net cash provided by (used in) financing activities	38,773	(88,930)

Effect of exchange rate changes on cash and cash equivalents	41	84

Increase (decrease) in cash and cash equivalents	55,078	(43,207)

Cash and cash equivalents, at beginning of period	38,222	66,919

Cash and cash equivalents, at end of period	$93,300	$23,712

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 17, 2007

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

In the opinion of management, all adjustments, consisting of normal recurring items and the effects of the adoption of the provisions of Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes,” considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 17, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2007.

2. Comprehensive Income

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 17, 2007	June 18, 2006	June 17, 2007	June 18, 2006
Net income	$2,317	$24,506	$10,714	$50,658
Unrealized gains (losses) on derivative instruments, net of tax	786	1,012	(8,381)	1,591
Reclassification adjustment for (gains) losses included in net income, net of tax	215	(885)	(521)	(1,554)
Currency translation adjustment	221	566	218	703

Comprehensive income	$3,539	$25,199	$2,030	$51,398

3. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended June 17, 2007 and June 18, 2006
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2007	$129,951	$207,193	$27,821	$(24,676)	$—	$340,289
2006	125,987	193,668	31,706	(23,620)	—	327,741
Income from operations –
2007	$29,551	$12,933	$12,892	N/A	$(12,077)	$43,299
2006	32,371	12,623	11,006	N/A	(9,601)	46,399
Segment Income –
2007	$37,225	$14,914	$13,011	N/A	$(5,554)	$59,596
2006	35,657	14,815	11,281	N/A	(6,441)	55,312

	Two Fiscal Quarters Ended June 17, 2007 and June 18, 2006
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2007	$263,008	$411,906	$54,200	$(49,504)	$—	$679,610
2006	260,595	401,486	62,364	(49,050)	—	675,395
Income from operations –
2007	$63,652	$26,300	$25,319	N/A	$(21,240)	$94,031
2006	69,012	27,339	22,201	N/A	(18,262)	100,290
Segment Income –
2007	$74,791	$30,291	$25,577	N/A	$(10,518)	$120,141
2006	75,303	31,674	22,780	N/A	(12,024)	117,733

The following table reconciles Total Segment Income to consolidated income before provision (benefit) for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 17, 2007	June 18, 2006	June 17, 2007	June 18, 2006
Total Segment Income	$59,596	$55,312	$120,141	$117,733
Depreciation and amortization	(7,334)	(7,476)	(14,583)	(14,974)
Gains (losses) on sale/disposal of assets	258	(364)	(340)	(379)
Non-cash stock compensation expense	(3,076)	(1,073)	(4,587)	(2,090)
Reserve for California legal matters	(5,000)	—	(5,000)	—
2007 recapitalization-related expenses	(1,145)	—	(1,600)	—

Income from operations	43,299	46,399	94,031	100,290

Interest income	3,720	123	4,270	479
Interest expense	(44,776)	(12,899)	(69,220)	(24,964)
Other	—	—	(13,294)	—

Income before provision (benefit) for income taxes	$2,243	$33,623	$15,787	$75,805

The $5.0 million reserve for California legal matters included in the table above was recorded in the Domestic Stores segment as it relates to legal matters associated with Company-owned stores.

4. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 17, 2007	June 18, 2006	June 17, 2007	June 18, 2006
Net income available to common stockholders – basic and diluted	$2,317	$24,506	$10,714	$50,658

Basic weighted average number of shares	62,709,994	62,024,649	62,639,704	64,122,028
Earnings per share – basic	$0.04	$0.40	$0.17	$0.79
Diluted weighted average number of shares	64,717,208	63,340,062	64,798,109	65,522,650
Earnings per share – diluted	$0.04	$0.39	$0.17	$0.77

The denominators in calculating diluted earnings per share for common stock for the second quarter and first two quarters of 2007 do not include 196,200 and 125,000 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive. The denominators in calculating diluted earnings per share for common stock for both the second quarter and first two quarters of 2006 do not include 1,945,500 options to purchase common stock, as the effect of including these options would have been anti-dilutive.

5. Recapitalization

On February 7, 2007, the Company announced a recapitalization plan comprised of (i) a stock tender offer for up to 13,850,000 shares of the Company’s common stock, (ii) an offer to purchase all of the outstanding Domino’s, Inc. 8 1/4% senior subordinated notes due 2011 pursuant to a debt tender offer, (iii) the repayment of all outstanding borrowings under its senior credit facility and (iv) a planned special cash dividend to stockholders and related anti-dilution payments and adjustments to certain option holders, in each case financed as described below.

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

On April 16, 2007, a wholly-owned subsidiary of the Company completed an asset-backed securitization by placing $1.85 billion of notes in a private transaction consisting of $1.6 billion of 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2, $100 million of 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 (collectively, the Fixed Rate Notes) and $150 million of Variable Rate Series 2007-1 Senior Variable Funding Notes, Class A-1 (the Variable Funding Notes). The Variable Funding Notes allow for the issuance of up to $150 million of financing and certain other credit instruments, including letters of credit in support of various obligations of the Company. Gross proceeds from the issuance of the Fixed Rate Notes were $1.7 billion. The Company used a portion of the proceeds to (i) repay in full the bridge term loan facility that was entered into in the first quarter of 2007 as part of the recapitalization and to terminate the bridge loan facility; (ii) capitalize certain new subsidiaries; and (iii) pay transaction-related fees and expenses.

The Fixed Rate Notes require no annual principal payments and the anticipated repayment date is April 25, 2012, with legal final maturity on April 27, 2037. The Fixed Rate Notes are subject to certain financial covenants, including certain leverage ratio tests, as defined in the related agreements. At June 17, 2007, management estimates that the $1.6 billion of Fixed Rate Series 2007-1 Senior Notes, Class A-2 had a fair value of approximately $1.63 billion and the $100 million of Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 had a fair value of approximately $103.1 million. The carrying amounts of the Company’s other debt approximate fair value.

On April 17, 2007, the Company completed the recapitalization, with its Board of Directors declaring a $13.50 per share special cash dividend on its outstanding common stock totaling $846.4 million, which was paid on May 4, 2007 to stockholders of record at the close of business on April 27, 2007. Additionally, pursuant to the anti-dilution provisions in the Company’s underlying stock option plans and subject to the equity restructuring guidance in Statement of Financial Accounting Standard No. 123R, “Share Based Payments” (SFAS 123R), the Company made a corresponding cash payment of approximately $50.6 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment totaling $13.50 per share. In accordance with SFAS 123R, these anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit. Total cash paid for common stock dividends and related anti-dilution equivalent payments totaled $897.0 million, of which $141.0 million was recorded as a reduction of additional paid-in capital and $756.0 million was recorded as an increase in retained deficit.

Additionally, the Board of Directors approved an open market share repurchase program for up to $200 million of the Company’s common stock, which will be funded by future free cash flow and borrowings available under the Variable Funding Notes.

During the first quarter of 2007 and in connection with the recapitalization, the Company incurred approximately $25.7 million of expenses, consisting primarily of a $13.3 million premium paid to holders of the Domino’s, Inc. senior subordinated notes in the debt tender offer, $9.5 million of write-offs of deferred financing fees and bond discount related to extinguished debt and $2.5 million of additional interest expense, net that was incurred in connection with the settlement of interest rate derivatives. Additionally, in connection with obtaining the bridge loan facility, the Company paid $22.3 million in fees, which were recorded as a deferred financing cost asset in the consolidated balance sheet.

During the second quarter of 2007, the Company paid $35.7 million of deferred financing fees relating to the completion of the asset-backed securitization and wrote off the unamortized deferred financing fees related to the previously outstanding bridge loan facility of approximately $21.9 million. Additionally, during the first two quarters of 2007, the Company incurred general and administrative expenses of $2.9 million in connection with the recapitalization, comprised of $1.6 million of legal, professional and other fees and expenses and $1.3 million of non-cash compensation expenses, of which $0.4 million related to the acceleration of vesting of certain stock options.

Additionally during the second quarter of 2007, the Company settled its then outstanding five-year forward starting interest rate swap agreement with a total notional amount of $1.25 billion. This interest rate swap agreement was settled in cash for $11.5 million, in accordance with its terms, concurrent with the issuance of the securitized debt. In connection with this settlement, the other comprehensive income amount was adjusted and the total net settlement loss of $7.1 million will be amortized into interest expense over the five year expected term of the securitized debt.

6. Legal Matters

The Company has two lawsuits pending in California brought by former employees, alleging that the Company failed to provide meal and rest breaks to its employees. On February 14, 2007, the two actions were coordinated in Orange County Superior Court. No determination with respect to class certification has been made. During the second quarter of 2007, in a separate case to which the Company is not party, the California Supreme Court held that the premiums provided by the California Labor Code for missed meal and rest periods are subject to a three-year statute of limitations rather than a one-year statute of limitations. Based on the current status of these matters and based on management’s best estimate of future potential loss, the Company reserved $5.0 million for these matters during the second quarter of 2007, which is reflected in general and administrative expenses.

7. Effect of Adoption of Statement of Financial Accounting Standards Board Interpretation No. 48

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company previously had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, the Company recognized a net increase of approximately $86,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained deficit.

At January 1, 2007, the amount of unrecognized tax benefits was $13.6 million of which, if ultimately recognized, $8.1 million will reduce the Company’s annual effective tax rate. In the second quarter of 2007, the Company reversed $1.1 million, or $926,000 net of deferred taxes, of FIN 48 reserves as a result of favorable resolutions in two states. This resulted in a benefit for income taxes in the second quarter of 2007 and a lower effective income tax rate in the first two quarters of 2007.

The Company’s examination by the Internal Revenue Service was concluded in the second quarter of 2007. The Company continues to be under examination by certain states. The Company’s federal statute of limitation has expired for years prior to 2003 and the relevant state statutes vary. The Company expects the current ongoing examinations to be concluded in the next twelve months and does not expect the assessment of any significant additional tax in excess of amounts reserved.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in income tax expense. The Company accrued approximately $6.1 million for interest and penalties at January 1, 2007. Interest expense of $360,000 has been accrued through the end of the second quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2007 and 2006 second quarters referenced herein represent the twelve-week periods ended June 17, 2007 and June 18, 2006, respectively. The 2007 and 2006 first two quarters referenced herein represent the twenty-four week periods ended June 17, 2007 and June 18, 2006, respectively.

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

Our financial results are driven largely by retail sales at our Company-owned and franchise stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics closely, as they directly impact our revenues and profits, and strive to consistently increase both our same store sales and our store counts. Retail sales drive Company-owned store revenues, royalty payments from franchisees and distribution revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the success of our marketing promotions and our ability to execute our store operating model and other business strategies.

	Second Quarter of 2007		Second Quarter of 2006		First Two Quarters of 2007		First Two Quarters of 2006
Global retail sales growth	+7.7%		+1.3%		+5.7%		+1.0%

Same store sales growth:
Domestic Company-owned stores	+4.4%		(3.2)%		+2.4%		(3.1)%
Domestic franchise stores	+1.8%		(5.2)%		(1.0)%		(4.6)%

Domestic stores	+2.1%		(4.9)%		(0.6)%		(4.4)%

International stores	+3.9%		+5.7%		+3.9%		+4.4%

Store counts (at end of period):
Domestic Company-owned stores	567		577
Domestic franchise stores	4,561		4,526

Domestic stores	5,128		5,103
International stores	3,321		3,087

Total stores	8,449		8,190

Income statement data:
Total revenues	$340.3	100.0%	$327.7	100.0%	$679.6	100.0%	$675.4	100.0%
Cost of sales	248.4	73.0%	239.0	72.9%	496.7	73.1%	492.3	72.9%
General and administrative	48.6	14.3%	42.4	12.9%	88.9	13.1%	82.8	12.3%

Income from operations	43.3	12.7%	46.4	14.2%	94.0	13.8%	100.3	14.8%
Interest expense, net	41.1	12.0%	12.8	3.9%	64.9	9.5%	24.5	3.6%
Other	—	—	—	—	13.3	2.0%	—	—

Income before provision (benefit) for income taxes	2.2	0.7%	33.6	10.3%	15.8	2.3%	75.8	11.2%
Provision (benefit) for income taxes	(0.1)	0.0%	9.1	2.8%	5.1	0.7%	25.1	3.7%

Net income	$2.3	0.7%	$24.5	7.5%	$10.7	1.6%	$50.7	7.5%

Global retail sales growth in 2007, comprised of retail sales results at both our franchise and Company-owned stores worldwide, was driven primarily by same store sales growth in our international markets as well as an increase in our worldwide store counts during the trailing four quarters. Domestic same store sales improved in the second quarter of 2007 after a weaker first quarter of 2007. International same store sales growth reflects continued strong performance in the key markets where we compete.

Additionally, we grew our worldwide net store counts by 55 and 259 stores during the second quarter and trailing four quarters, respectively.

Revenues increased $12.5 million, or 3.8%, in the second quarter of 2007 and increased $4.2 million, or 0.6%, in the first two quarters of 2007. These increases were due primarily to increases in domestic distribution revenues, driven by higher food prices, primarily cheese, and to a lesser extent, higher domestic Company-owned store and domestic franchise revenues, driven by improved same store sales and increases in domestic store counts. These increases were offset in part by decreases in international revenues due primarily to the sale of the France and Netherlands operations in the third quarter of 2006.

Income from operations decreased $3.1 million, or 6.7%, in the second quarter of 2007 and decreased $6.3 million, or 6.2%, in the first two quarters of 2007. These decreases were due primarily to a $5.0 million reserve recorded in the second quarter of 2007 related to certain legal matters in California and $1.3 million of non-cash compensation expenses recorded in connection with the Company’s recapitalization that was completed in the second quarter of 2007. In the second quarter of 2007, these decreases in income from operations were offset in part by improved performance over the prior year period in our Company-owned stores and international operations.

Net income decreased $22.2 million, or 90.5%, in the second quarter of 2007 and decreased $39.9 million, or 78.9%, in the first two quarters of 2007. These decreases were driven primarily by expenses incurred in connection with the recapitalization, including higher interest expense related to higher debt levels and the write-offs of deferred financing fees, as well as the aforementioned decreases in income from operations. These decreases were offset in part by increases in interest income. Net income for the first two quarters of 2007 was also negatively impacted by the premium paid to repurchase and retire the Domino’s, Inc. senior subordinated notes, due 2011.

Revenues

	Second Quarter of 2007		Second Quarter of 2006		First Two Quarters of 2007		First Two Quarters of 2006
Domestic Company-owned stores	$92.8	27.3%	$90.2	27.5%	$188.4	27.7%	$186.7	27.7%
Domestic franchise	37.1	10.9%	35.8	10.9%	74.6	11.0%	73.9	10.9%
Domestic distribution	182.5	53.6%	170.0	51.9%	362.4	53.3%	352.4	52.2%
International	27.8	8.2%	31.7	9.7%	54.2	8.0%	62.4	9.2%

Total revenues	$340.3	100.0%	$327.7	100.0%	$679.6	100.0%	$675.4	100.0%

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

Domestic Stores Revenues

	Second Quarter of 2007		Second Quarter of 2006		First Two Quarters of 2007		First Two Quarters of 2006
Domestic Company-owned stores	$92.8	71.4%	$90.2	71.6%	$188.4	71.6%	$186.7	71.6%
Domestic franchise	37.1	28.6%	35.8	28.4%	74.6	28.4%	73.9	28.4%

Domestic stores	$130.0	100.0%	$126.0	100.0%	$263.0	100.0%	$260.6	100.0%

Domestic stores revenues increased $4.0 million, or 3.1%, in the second quarter of 2007 and increased $2.4 million, or 0.9%, in the first two quarters of 2007. These increases were due primarily to higher domestic Company-owned same store sales and an increase in the average number of domestic stores open during 2007. The increase in the second quarter of 2007 was also positively impacted by higher domestic franchise same store sales. Domestic same store sales increased 2.1% in the second quarter of 2007 and decreased 0.6% in the first two quarters of 2007. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations increased $2.6 million, or 2.9%, in the second quarter of 2007 and increased $1.7 million, or 0.9%, in the first two quarters of 2007. These increases were due to increases in domestic Company-owned same store sales, offset in part by a decrease in the average number of domestic Company-owned stores open during 2007. Domestic Company-owned same store sales increased 4.4% and 2.4% in the second quarter and first two quarters of 2007. There were 567 and 577 domestic Company-owned stores in operation as of June 17, 2007 and June 18, 2006, respectively.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $1.3 million, or 3.8%, in the second quarter of 2007 and increased $0.7 million, or 1.0%, in the first two quarters of 2007. The increase in the second quarter of 2007 was due to higher domestic franchise same store sales and an increase in the average number of domestic franchise stores open during 2007. The increase in the first two quarters of 2007 was due to an increase in the average number of domestic franchise stores open during 2007, offset in part by lower domestic franchise same store sales. Domestic franchise same store sales increased 1.8% in the second quarter of 2007 and decreased 1.0% in the first two quarters of 2007. There were 4,561 and 4,526 domestic franchise stores in operation as of June 17, 2007 and June 18, 2006, respectively.

Domestic Distribution Revenues

Revenues from domestic distribution operations increased $12.5 million, or 7.3%, in the second quarter of 2007 and increased $10.0 million, or 2.8%, in the first two quarters of 2007. These increases were due primarily to increases in food prices, primarily cheese. The published cheese block price-per-pound averaged $1.51 and $1.42 in the second quarter and first two quarters of 2007, respectively, up from $1.17 and $1.24 in the comparable periods in 2006. Had the 2007 average cheese prices been in effect during 2006, distribution revenues for the second quarter and first two quarters of 2006 would have been approximately $9.8 million and $10.5 million, respectively, higher than the reported 2006 amounts.

International Revenues

Revenues from international operations decreased $3.9 million, or 12.3%, in the second quarter of 2007 and decreased $8.2 million, or 13.1%, in the first two quarters of 2007. These decreases were due primarily to the third quarter 2006 sale of Company-owned operations in France and the Netherlands, offset in part by higher royalty revenues due to increases in same store sales and the average number of international stores open during 2007. On a constant dollar basis, same store sales increased 3.9% in both the second quarter and first two quarters of 2007. There were 3,321 and 3,087 international stores in operation as of June 17, 2007 and June 18, 2006, respectively.

Cost of Sales / Operating Margin

	Second Quarter of 2007		Second Quarter of 2006		First Two Quarters of 2007		First Two Quarters of 2006
Consolidated revenues	$340.3	100.0%	$327.7	100.0%	$679.6	100.0%	$675.4	100.0%
Consolidated cost of sales	248.4	73.0%	239.0	72.9%	496.7	73.1%	492.3	72.9%

Consolidated operating margin	$91.9	27.0%	$88.8	27.1%	$182.9	26.9%	$183.1	27.1%

Consolidated cost of sales primarily consists of domestic Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $3.1 million, or 3.5%, in the second quarter of 2007 and decreased $0.2 million, or 0.1%, in the first two quarters of 2007. The increase in the second quarter of 2007 was due primarily to improved margins at our Company-owned stores and higher domestic franchise royalty revenues. The decrease in the first two quarters of 2007 was due primarily to lower margins in domestic distribution, offset in part by higher domestic franchise royalty revenues. Franchise revenues do not have a cost of sales component and, as a result, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin decreased 0.1 and 0.2 percentage points in the second quarter and first two quarters of 2007, respectively. These decreases were due primarily to decreases in domestic distribution operating margins as discussed below, and were offset in part by improvements in the operating margin in our international operations primarily as a result of the third quarter 2006 sale of Company-owned operations in France and the Netherlands.

As mentioned above, the consolidated operating margin as a percentage of revenues was negatively impacted by higher cheese costs. Cheese price changes are a “pass-through” in domestic distribution revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2007 average cheese prices had been in effect during 2006, the consolidated operating margin for the second quarter and first two quarters of 2006 would have been approximately 26.3% and 26.7% of total revenues, respectively, versus the reported 27.1% and 27.1%.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Second Quarter of 2007		Second Quarter of 2006		First Two Quarters of 2007		First Two Quarters of 2006
Revenues	$92.8	100.0%	$90.2	100.0%	$188.4	100.0%	$186.7	100.0%
Cost of sales	72.3	77.9%	71.2	78.9%	147.9	78.5%	146.4	78.4%

Store operating margin	$20.5	22.1%	$19.0	21.1%	$40.4	21.5%	$40.3	21.6%

The domestic Company-owned store operating margin increased $1.5 million, or 8.0%, in the second quarter of 2007 and increased $0.1 million, or 0.3%, in the first two quarters of 2007. These increases were due primarily to higher same store sales and lower overall food costs, offset in part by higher labor costs.

As a percentage of store revenues, the store operating margin increased 1.0 percentage point in the second quarter of 2007 and decreased 0.1 percentage points in the first two quarters of 2007.

As a percentage of store revenues, food costs decreased 1.4 percentage points to 24.4% in the second quarter of 2007 and decreased 1.0 percentage points to 24.9% in the first two quarters of 2007. These decreases were due primarily to lower overall food costs, which includes the positive impact of derivative contracts, offset in part by higher food prices.

As a percentage of store revenues, labor costs increased 0.5 percentage points to 30.4% in the second quarter of 2007 and increased 1.1 percentage points to 30.9% in the first two quarters of 2007. These increases were due primarily to higher average wage rates during 2007.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.5 percentage points to 11.6% in the second quarter of 2007 and decreased 0.2 percentage points to 11.5% in the first two quarters of 2007. These decreases were due primarily to lower telephone and utilities expenses during 2007.

As a percentage of store revenues, insurance costs decreased 0.3 percentage points to 3.1% in the second quarter of 2007 and decreased 0.3 percentage points to 3.0% in the first two quarters of 2007. These decreases were due primarily to improved loss experience.

Domestic Distribution Operating Margin

Domestic Distribution	Second Quarter of 2007		Second Quarter of 2006		First Two Quarters of 2007		First Two Quarters of 2006
Revenues	$182.5	100.0%	$170.0	100.0%	$362.4	100.0%	$352.4	100.0%
Cost of sales	164.2	89.9%	151.6	89.2%	325.6	89.8%	314.2	89.2%

Distribution operating margin	$18.3	10.1%	$18.4	10.8%	$36.8	10.2%	$38.2	10.8%

The domestic distribution operating margin decreased $0.1 million, or 0.5%, in the second quarter of 2007 and decreased $1.4 million, or 3.6%, in the first two quarters of 2007. These decreases were due primarily to higher food costs, offset in part by lower labor costs.

As a percentage of distribution revenues, the distribution operating margin decreased 0.7 and 0.6 percentage points in the second quarter and first two quarters of 2007, respectively. These decreases were due primarily to higher food prices, including cheese, offset in part by lower labor costs and the positive effect on margins due to higher revenues as discussed above. Had the 2007 average cheese prices been in effect during 2006, the distribution operating margin for the second quarter and first two quarters of 2006 would have been approximately 10.3% and 10.5% of distribution revenues, respectively, versus the reported 10.8% and 10.8%.

General and Administrative Expenses

General and administrative expenses increased $6.2 million, or 14.6%, in the second quarter of 2007 and increased $6.1 million, or 7.4%, in the first two quarters of 2007. These increases were due primarily to a $5.0 million reserve recorded in the second quarter of 2007 related to certain legal matters in California and the general and administrative expenses recorded in connection with the Company’s recapitalization. These increases were offset in part by lower general and administrative expenses in 2007 as a result of the third quarter 2006 sale of Company-owned operations in France and the Netherlands.

Interest Income

Interest income increased $3.6 million to $3.7 million in the second quarter of 2007 and increased $3.8 million to $4.3 million in the first two quarters of 2007. These increases were due primarily to the Company earning interest income on funds that were received in the recapitalization prior to disbursement of the funds.

Interest Expense

Interest expense increased $31.9 million to $44.8 million in the second quarter of 2007 and increased $44.3 million to $69.2 million in the first two quarters of 2007. These increases were due primarily to a $21.9 million write-off of deferred financing fees related to the previously outstanding bridge loan facility as well as increases related to higher debt levels as a result of the Company’s recapitalization. These increases were offset in part by lower average borrowing rates as a result of the Company’s recapitalization. Interest expense in the first two quarters of 2007 was also negatively impacted by expenses incurred in the first quarter of 2007 related to the Company’s recapitalization, including the $9.5 million write-off of deferred financing fees and bond discount related to the extinguishment of debt as well as $2.5 million of additional interest expense, net incurred in connection with the settlement of interest rate derivatives.

The Company’s cash borrowing rate decreased 0.3 percentage points to 6.1% during the second quarter of 2007 and decreased 0.2 percentage points to 6.2% in the first two quarters of 2007. The Company’s average outstanding debt balance, excluding capital lease obligations, increased $676.7 million to $1.47 billion in the second quarter of 2007 and increased $352.1 million to $1.11 billion in the first two quarters of 2007.

Other

The other amount of $13.3 million in the first two quarters of 2007 represents the premium paid to repurchase and retire the senior subordinated notes that were tendered in the debt tender offer in connection with the Company’s recapitalization.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased $9.2 million in the second quarter of 2007 and decreased $20.1 million in the first two quarters of 2007. The effective tax rate decreased 30.4 percentage points to a benefit of 3.3% during the second quarter of 2007, from a provision of 27.1% in the comparable period in 2006, and decreased 1.1 percentage points to 32.1% during the first two quarters of 2007, from 33.2% in the comparable period in 2006. These decreases in effective rates were driven primarily by state tax reserve adjustments as a result of state audit activity.

Summary of Recapitalization Expenses

The following table presents total recapitalization-related expenses incurred during the second quarter and first two quarters of 2007. These expenses, presented pre-tax, affect comparability between the periods presented for 2007 and 2006.

(in millions)	Second Quarter of 2007	First Two Quarters of 2007
2007 recapitalization-related expenses:
General and administrative expenses (1)	$2.4	$2.9
Additional interest income on recapitalization funds (2)	(2.6)	(2.6)
Additional interest expense (3)	21.9	33.9
Premium on bond extinguishment (4)	—	13.3

Total of 2007 recapitalization-related expenses	$21.7	$47.5

(1)	Primarily includes stock compensation expenses, payroll taxes related to the payments made to certain stock option holders and legal and professional fees incurred in connection with the recapitalization, including the tender offers for Domino’s Pizza, Inc. common stock and Domino’s, Inc. senior subordinated notes due 2011.
(2)	Includes tax-exempt interest income that was earned on funds received in connection with the recapitalization prior to disbursement of the funds.
(3)	Includes the write-off of deferred financing fees and bond discount related to extinguished debt as well as net expense incurred in connection with the settlement of interest rate derivatives.
(4)	Represents the premium paid to bond holders in the tender offer for the Domino’s, Inc. senior subordinated notes due 2011.

In addition to the above fees and expenses and in connection with obtaining the asset-backed securitization financing facility, the Company paid $35.7 million in fees and expenses, which were recorded as a deferred financing cost asset on the consolidated balance sheet as of June 17, 2007.

Liquidity and Capital Resources

We had working capital of $86.5 million and cash and cash equivalents of $93.3 million at June 17, 2007. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay debt, invest in long-term assets and repurchase common stock, reduce our working capital amounts. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our Variable Funding Notes. We expect to fund planned capital expenditures and debt repayments from these sources. We did not have any material commitments for capital expenditures as of June 17, 2007.

As of June 17, 2007, we had $1.7 billion of debt, of which $0.3 million was classified as a current liability. Additionally, as of June 17, 2007, the Company had borrowings of $114.3 million available under its $150.0 million revolving credit facility, net of letters of credit issued of $30.7 million and $5.0 million of borrowings on the Variable Funding Notes. The letters of credit are primarily related to our casualty insurance programs and distribution center leases. Borrowings under the Variable Funding Notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $24.2 million and $53.9 million in the first two quarters of 2007 and 2006, respectively. The $29.7 million decrease was due primarily to a $39.9 million decrease in net income and a $25.4 million net change in operating assets and liabilities. These decreases were offset in part by a $31.5 million increase in amortization and write-off of deferred financing costs and debt discount, due primarily to the write-off of deferred financing costs in connection with the debt extinguishments in the first two quarters of 2007, and a $2.5 million increase in non-cash compensation expense.

Cash used in investing activities was $8.0 million and $8.3 million in the first two quarters of 2007 and 2006, respectively. The $0.3 million decrease was due primarily to a $0.7 million decrease in capital expenditures.

Cash provided by financing activities was $38.8 million in the first two quarters of 2007. Cash used in financing activities was $88.9 million in the first two quarters of 2006. The $127.7 million net change was due primarily to a $2.4 billion increase in proceeds from issuance of long-term debt, a $145.0 million decrease in repurchases of common stock and a $17.1 million increase in tax benefit from stock options, offset in part by a $1.5 billion increase in repayments of long-term debt and capital lease obligations, a $889.6 million increase in common stock dividends and equivalents and a $57.7 million increase in cash paid for financing fees.

On February 7, 2007, the Company announced a recapitalization plan comprised of (i) a stock tender offer for up to 13,850,000 shares of the Company’s common stock, (ii) an offer to purchase all of the outstanding Domino’s, Inc. 8 1/4% senior subordinated notes due 2011 pursuant to a debt tender offer, (iii) the repayment of all outstanding borrowings under its senior credit facility and (iv) a planned special cash dividend to stockholders and related anti-dilution payments and adjustments to certain option holders, in each case financed as described below.

On March 8, 2007, the Company entered into a $1.35 billion bridge credit facility agreement, consisting of (i) up to $1.25 billion in bridge term loans and (ii) up to $100 million under a revolving credit facility. Also on March 8, 2007, the Company borrowed $500 million under the bridge term loan facility, which it used to repay all outstanding borrowings under its senior credit agreement, as well as to pay related fees and expenses. Upon repayment of all such outstanding borrowings, the senior credit facility was terminated. On March 9, 2007, the Company borrowed an additional $280 million under the bridge term loan facility, which it used to repurchase and retire at a premium $273.6 million in aggregate principal amount of Domino’s, Inc. 8 1/4% senior subordinated notes due 2011, representing substantially all of the outstanding senior subordinated notes, as well as to pay related fees and expenses. Borrowings under the bridge term loan facility were subject to floating interest rates, as described in the applicable agreements.

On March 9, 2007, the Company announced the acceptance for purchase of 2,242 shares of its common stock under its stock tender offer at a purchase price of $30.00 per share, for a total purchase price of approximately $67,000.

On April 16, 2007, a wholly-owned subsidiary of the Company completed an asset-backed securitization by placing $1.85 billion of notes in a private transaction consisting of $1.6 billion of 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 (the Senior Notes) and $100 million of 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 (the Subordinated Notes and collectively, with the Senior Notes, the Fixed Rate Notes). In connection with the issuance of the Fixed Rate Notes, a securitized financing facility of Variable Rate Series 2007-1 Senior Variable Funding Notes, Class A-1 (the Variable Funding Notes) was completed which allows for the issuance of up to $150 million of Variable Funding Notes and certain other credit instruments, including a $60 million letters of credit sub-facility in support of various obligations of the Company and a $40 million swing-line sub-facility. The securitized notes were issued by indirect subsidiaries of the Company that hold substantially all of the Company’s revenue generating assets, including royalty income from all domestic stores, distribution income, international income and intellectual property. Gross proceeds from the issuance of the Fixed Rate Notes were $1.7 billion. The Company used a portion of the proceeds to (i) repay the bridge term loan facility in full and terminate the bridge loan facility; (ii) capitalize certain new subsidiaries; and (iii) pay certain transaction-related fees and expenses.

Additionally, during the second quarter of 2007, the Company settled its then outstanding five-year forward starting interest rate swap agreement with a total notional amount of $1.25 billion. This interest rate swap agreement was settled in cash for $11.5 million, in accordance with its terms, concurrent with the issuance of the securitized debt. In connection with this settlement, the other comprehensive income amount was adjusted and the total net settlement loss of $7.1 million will be amortized into interest expense over the five year expected term of the securitized debt.

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

Additionally, the Board of Directors approved an open market share repurchase program for up to $200 million of the Company’s common stock, which will be funded by future free cash flows and borrowings available under the Variable Funding Notes.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the Variable Funding Notes will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described in our filings with the Securities and Exchange Commission, including under the section headed “Risk Factors,” in our annual report on Form 10-K, as updated in our Schedule TO filed on February 7, 2007. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the Fixed Rate Notes and to service, extend or refinance the Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “or “anticipates” or similar expressions that concern our strategy, plans or intentions. These forward-looking statements relating to our anticipated profitability and operating performance reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that can cause actual results to differ materially include: our increased level of indebtedness as a result of our recapitalization and the securitization transaction; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; our ability to retain key personnel; new product and concept developments by Domino’s and other food-industry competitors; the ongoing profitability of our franchisees and the ability of Domino’s and our franchisees to open new restaurants; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries in which we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations (“cautionary statement”) are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K, as updated in our Schedule TO filed on February 7, 2007. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Prior to our recapitalization that was completed in April 2007, we were exposed to market risk from interest rate changes on our variable rate debt. Management actively monitored this exposure. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the April 2007 recapitalization, we issued fixed rate notes and, at June 17, 2007, we are only exposed to interest rate risk on borrowings under our Variable Funding Notes.

We are exposed to market risks from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. We may periodically enter into financial instruments to manage this risk. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

Interest Rate Derivatives

We have historically entered into interest rate swaps, collars or similar instruments with the objective of managing volatility relating to our borrowing costs.

On February 12, 2007, the Company entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion to hedge the interest rate variability of the coupon payments associated with the issuance of $1.85 billion of securitized debt in connection with the recapitalization. Under the swap agreement, the Company agreed to pay a fixed interest rate of approximately 5.16%, beginning on March 31, 2008 through March 31, 2013, in exchange for receiving floating payments based on three-month LIBOR on the same $1.25 billion notional amount for the same five-year period. During the second quarter, on April 16, 2007, the swap agreement was settled in cash for $11.5 million, in accordance with its terms, concurrent with the issuance of the securitized debt. In connection with this settlement, the other comprehensive income amount was adjusted and the total net settlement loss of $7.1 million will be amortized into interest expense over the five year expected term of the securitized debt.

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

During the quarterly period ended June 17, 2007 there have been no changes in Domino’s Pizza, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices and, specifically in California, wage and hour claims. We have two lawsuits pending in California brought by former employees. On June 10, 2003, Vega v. Domino’s Pizza LLC was filed, in Orange County Superior Court, alleging, among other things, that we failed to provide meal and rest breaks to our employees. On August 2, 2006, Rosello v. Domino’s Pizza LLC was filed, in Los Angeles County Superior Court, alleging similar claims as set out in the Vega lawsuit. On February 14, 2007 the two actions were coordinated in Orange County Superior Court. No determination with respect to class certification has been made. On April 16, 2007 in Murphy v. Kenneth Cole Productions, Inc., the California Supreme Court held that the premiums provided by section 226.7 of the California Labor Code for missed meal and rest periods are subject to a three-year statute of limitations rather than a one-year statute of limitations.

While we may occasionally be party to large claims, including class action suits, we do not believe that these matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Ite m 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as updated in the Company’s Schedule TO filed with the Securities and Exchange Commission on February 7, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a) We held our 2007 Annual Meeting of Shareholders on April 24, 2007.

(b) The following matters were voted upon at the 2007 Annual Meeting of Shareholders:

1.	The election of the nominees for the Board of Directors who will serve a term to expire at the 2010 Annual Meeting of Shareholders. The nominees, all of whom were elected, were Robert M. Rosenberg and Dennis F. Hightower. The Inspector of Election certified the following vote tabulations:

	Votes For	Votes Withheld
Robert M. Rosenberg	56,850,781	285,313
Dennis F. Hightower	55,384,281	1,751,813

2.	A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for fiscal year 2007 was approved by the shareholders. The Inspector of Election certified the following vote tabulations:

Votes For	Votes Against	Votes Abstaining
57,120,723	13,981	1,390

The proposal passed with more than 99.9% of the voted shares being voted “FOR” the proposal.

3.	A proposal to make all possible and lawful efforts to implement and/or increase activity on each of the nine MacBride Principles was not approved by the shareholders. The Inspector of Elections certified the following vote tabulations:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
3,013,130	33,044,285	6,634,608	14,444,071

The proposal failed with 83.1% of the voted shares being voted “AGAINST” the proposal.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINO’S PIZZA, INC.
(Registrant)

Date: July 24, 2007	/s/ L. David Mounts
L. David Mounts
Chief Financial Officer