Form 10-Q
period 2007-09-09
DOMINOS PIZZA INC
filed 2007-10-16
CIK 1286681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 9, 2007

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

As of October 7, 2007, Domino’s Pizza, Inc. had 61,967,121 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 9, 2007	December 31, 2006 (Note)
Assets
Current assets:
Cash and cash equivalents	$114,917	$38,222
Accounts receivable	68,035	65,697
Inventories	23,513	22,803
Notes receivable	873	994
Prepaid expenses and other	21,085	13,835
Advertising fund assets, restricted	24,490	18,880
Deferred income taxes	7,235	5,874

Total current assets	260,148	166,305

Property, plant and equipment:
Land and buildings	21,899	21,831
Leasehold and other improvements	85,496	83,503
Equipment	165,646	162,142
Construction in progress	1,959	2,132

	275,000	269,608
Accumulated depreciation and amortization	(166,166)	(152,464)

Property, plant and equipment, net	108,834	117,144

Other assets:
Deferred financing costs	33,981	8,770
Goodwill	20,772	21,319
Capitalized software, net	12,255	16,142
Other assets	10,018	10,541
Deferred income taxes	51,159	39,982

Total other assets	128,185	96,754

Total assets	$497,167	$380,203

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$304	$1,477
Accounts payable	48,683	55,036
Accrued interest	41,273	19,499
Accrued income taxes	5,041	786
Insurance reserves	9,446	8,979
Advertising fund liabilities	24,490	18,880
Other accrued liabilities	48,697	50,544

Total current liabilities	177,934	155,201

Long-term liabilities:
Long-term debt, less current portion	1,704,874	740,120
Insurance reserves	20,528	22,054
Other accrued liabilities	28,090	27,721

Total long-term liabilities	1,753,492	789,895

Stockholders’ deficit:
Common stock	621	625
Additional paid-in capital	7,394	133,936
Retained deficit	(1,435,927)	(701,520)
Accumulated other comprehensive income (loss)	(6,347)	2,066

Total stockholders’ deficit	(1,434,259)	(564,893)

Total liabilities and stockholders’ deficit	$497,167	$380,203

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(In thousands, except per share data)	September 9, 2007	September 10, 2006	September 9, 2007	September 10, 2006
Revenues:
Domestic Company-owned stores	$89,264	$89,284	$277,625	$275,987
Domestic franchise	35,832	35,696	110,479	109,588
Domestic distribution	183,670	175,531	546,072	527,967
International	28,552	26,158	82,752	88,523

Total revenues	337,318	326,669	1,016,928	1,002,065

Cost of sales:
Domestic Company-owned stores	73,818	71,785	221,766	218,221
Domestic distribution	167,360	157,070	492,947	471,317
International	12,212	12,035	35,350	43,688

Total cost of sales	253,390	240,890	750,063	733,226

Operating margin	83,928	85,779	266,865	268,839

General and administrative	40,167	35,066	129,073	117,836

Income from operations	43,761	50,713	137,792	151,003

Interest income	999	381	5,269	860
Interest expense	(26,513)	(13,600)	(95,733)	(38,564)
Other	—	—	(13,294)	—

Income before provision for income taxes	18,247	37,494	34,034	113,299

Provision for income taxes	7,256	12,970	12,329	38,117

Net income	$10,991	$24,524	$21,705	$75,182

Earnings per share:
Common stock – basic	$0.18	$0.39	$0.35	$1.18
Common stock – diluted	0.17	0.39	0.34	1.16

Dividends declared per share	$—	$0.12	$13.50	$0.36

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
(In thousands)	September 9, 2007	September 10, 2006
Cash flows from operating activities:
Net income	$21,705	$75,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,740	22,390
Amortization and write-off of deferred financing costs and debt discount	34,773	2,568
Benefit for deferred income taxes	(4,530)	(2,570)
Non-cash compensation expense	6,069	3,412
Other	2,531	(3,832)
Changes in operating assets and liabilities	(16,069)	(7,034)

Net cash provided by operating activities	66,219	90,116

Cash flows from investing activities:
Capital expenditures	(12,676)	(14,794)
Proceeds from sale of property, plant and equipment	3,317	12,974
Other	(58)	73

Net cash used in investing activities	(9,417)	(1,747)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,534	3,332
Repurchase of common stock	(18,078)	(145,000)
Proceeds from issuance of long-term debt	2,509,938	100,000
Repayments of long-term debt and capital lease obligation	(1,547,102)	(95,194)
Cash paid for financing fees	(58,876)	(250)
Common stock dividends and equivalents	(896,972)	(14,875)
Proceeds from exercise of stock options	4,537	3,575
Tax benefit from stock options	21,907	4,112

Net cash provided by (used in) financing activities	19,888	(144,300)

Effect of exchange rate changes on cash and cash equivalents	5	55

Increase (decrease) in cash and cash equivalents	76,695	(55,876)

Cash and cash equivalents, at beginning of period	38,222	66,919

Cash and cash equivalents, at end of period	$114,917	$11,043

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 9, 2007

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended December 31, 2006 included in our annual report on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring items and the effects of the adoption of the provisions of Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes,” considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 9, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2007.

2.	Comprehensive Income

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 9, 2007	September 10, 2006	September 9, 2007	September 10, 2006
Net income	$10,991	$24,524	$21,705	$75,182
Unrealized gains (losses) on derivative instruments, net of tax	—	(505)	(8,381)	1,085
Reclassification adjustment for (gains) losses included in net income, net of tax	287	(3,381)	(234)	(4,935)
Currency translation adjustment	(16)	31	202	734

Comprehensive income	$11,262	$20,669	$13,292	$72,066

3.	Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended September 9, 2007 and September 10, 2006
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2007	$125,096	$208,904	$28,552	$(25,234)	$—	$337,318
2006	124,980	199,893	26,158	(24,362)	—	326,669
Income from operations –
2007	$28,072	$11,305	$13,114	N/A	$(8,730)	$43,761
2006	31,649	12,900	14,371	N/A	(8,207)	50,713
Segment Income –
2007	$31,043	$13,295	$13,233	N/A	$(4,831)	$52,740
2006	34,041	15,067	11,679	N/A	(4,780)	56,007

	Three Fiscal Quarters Ended September 9, 2007 and September 10, 2006
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2007	$388,104	$620,810	$82,752	$(74,738)	$—	$1,016,928
2006	385,575	601,380	88,523	(73,413)	—	1,002,065
Income from operations –
2007	$91,724	$37,606	$38,432	N/A	$(29,970)	$137,792
2006	100,661	40,239	36,572	N/A	(26,469)	151,003
Segment Income –
2007	$105,835	$43,586	$38,810	N/A	$(15,350)	$172,881
2006	109,344	46,741	34,459	N/A	(16,804)	173,740

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 9, 2007	September 10, 2006	September 9, 2007	September 10, 2006
Total Segment Income	$52,740	$56,007	$172,881	$173,740
Depreciation and amortization	(7,157)	(7,416)	(21,740)	(22,390)
Gains (losses) on sale/disposal of assets	(340)	3,444	(680)	3,065
Non-cash stock compensation expense	(1,482)	(1,322)	(6,069)	(3,412)
Reserve for California legal matters	—	—	(5,000)	—
2007 recapitalization-related expenses	—	—	(1,600)	—

Income from operations	43,761	50,713	137,792	151,003
Interest income	999	381	5,269	860
Interest expense	(26,513)	(13,600)	(95,733)	(38,564)
Other	—	—	(13,294)	—

Income before provision for income taxes	$18,247	$37,494	$34,034	$113,299

The $5.0 million reserve for California legal matters included in the table above was recorded in the second quarter of 2007 in the Domestic Stores segment as it relates to legal matters associated with Company-owned stores.

4.	Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 9, 2007	September 10, 2006	September 9, 2007	September 10, 2006
Net income available to common stockholders – basic and diluted	$10,991	$24,524	$21,705	$75,182

Basic weighted average number of shares	62,770,622	62,201,247	62,683,343	63,481,768
Earnings per share – basic	$0.18	$0.39	$0.35	$1.18
Diluted weighted average number of shares	63,971,505	63,405,773	64,534,801	64,856,318
Earnings per share – diluted	$0.17	$0.39	$0.34	$1.16

The denominators in calculating diluted earnings per share for common stock for the third quarter and first three quarters of 2007 do not include 3,010,700 and 2,522,700 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive. The denominators in calculating diluted earnings per share for common stock for both the third quarter and first three quarters of 2006 do not include 3,371,500 and 3,363,900 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive.

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

The Fixed Rate Notes require no annual principal payments and the anticipated repayment date is April 25, 2012, with legal final maturity on April 27, 2037. The Fixed Rate Notes are subject to certain financial covenants, including certain leverage ratio tests, as defined in the related agreements. At September 9, 2007, management estimates that the $1.6 billion of Fixed Rate Series 2007-1 Senior Notes, Class A-2 had a fair value of approximately $1.6 billion and the $100 million of Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 had a fair value of approximately $102.1 million.

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

Additionally, the Board of Directors approved an open market share repurchase program for up to $200 million of the Company’s common stock, which will be funded by future free cash flow and borrowings available under the Variable Funding Notes. During the third quarter of 2007, the Company repurchased 1,052,960 shares of common stock for approximately $18.0 million. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital.

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

During the first three quarters of 2007, the Company paid $36.6 million of deferred financing fees relating to the completion of the asset-backed securitization and wrote off the unamortized deferred financing fees related to the previously outstanding bridge loan facility of approximately $21.9 million. Additionally, during the first three quarters of 2007, the Company incurred general and administrative expenses of $2.9 million in connection with the recapitalization, comprised of $1.6 million of legal, professional and other fees and expenses and $1.3 million of non-cash compensation expenses, of which $0.4 million related to the acceleration of vesting of certain stock options.

Additionally during the second quarter of 2007, the Company settled its then outstanding five-year forward starting interest rate swap agreement with a total notional amount of $1.25 billion. This interest rate swap agreement was settled in cash for $11.5 million, in accordance with its terms, concurrent with the issuance of the securitized debt. In connection with this settlement, the accumulated other comprehensive income amount was adjusted and the total net settlement loss of $7.1 million will be amortized into interest expense over the five year expected term of the securitized debt.

6.	Legal Matters

The Company has two lawsuits pending in California brought by former employees, alleging that the Company failed to provide meal and rest breaks to its employees. On September 11, 2007, the parties reached an out-of-court settlement, subject to the court’s approval, in which all claims in both lawsuits will be dismissed. As part of the conditional settlement, Domino’s Pizza LLC agreed to pay $5.0 million to plaintiffs and their attorneys to resolve the disputes. As previously disclosed, the Company reserved $5.0 million for these matters during the second quarter of 2007, which is reflected in general and administrative expenses.

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

At January 1, 2007, the liability for unrecognized tax benefits was $13.6 million. This amount is comprised of gross unrecognized tax benefits of $13.0 million and interest and penalties of $6.1 million, net of deferred taxes of $5.5 million. The amount of gross unrecognized tax benefits that, if ultimately recognized, would reduce the Company’s annual effective rate is $8.1 million. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in income tax expense.

In the third quarter of 2007, the Company recorded a provision for income taxes of $0.3 million for certain state income tax matters. For the first three quarters of 2007, the Company recorded a net benefit for income taxes of $0.6 million with respect to these state income tax matters. Separately, in the third quarter and first three quarters of 2007, the Company has accrued additional interest expense of $0.6 million and $0.9 million, respectively.

The Company believes that it is reasonably possible that a reduction to the liability for unrecognized tax benefits related to certain state income tax matters may occur within the next twelve months. The total liability for unrecognized tax benefits related to these state income tax matters is $10.8 million at September 9, 2007. This amount is comprised of gross unrecognized tax benefits of $8.9 million and interest and penalties of $6.5 million, net of deferred taxes of $4.6 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2007 and 2006 third quarters referenced herein represent the twelve-week periods ended September 9, 2007 and September 10, 2006, respectively. The 2007 and 2006 first three quarters referenced herein represent the thirty-six week periods ended September 9, 2007 and September 10, 2006, respectively.

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

	Third Quarter of 2007		Third Quarter of 2006		First Three Quarters of 2007		First Three Quarters of 2006
Global retail sales growth	+ 7.2%		+ 3.1%		+ 6.2%		+ 1.7%

Same store sales growth:
Domestic Company-owned stores	+ 0.8%		(2.3)%		+ 1.9%		(2.8)%
Domestic franchise stores	(2.0)%		(3.2)%		(1.3)%		(4.2)%

Domestic stores	(1.6)%		(3.1)%		(0.9)%		(4.0)%

International stores	+ 8.3%		+ 3.0%		+ 5.4%		+ 4.0%

Store counts (at end of period):

Domestic Company-owned stores	565		565
Domestic franchise stores	4,571		4,535

Domestic stores	5,136		5,100
International stores	3,374		3,138

Total stores	8,510		8,238

Income statement data:

Total revenues	$337.3	100.0%	$326.7	100.0%	$1,016.9	100.0%	$1,002.1	100.0%

Cost of sales	253.4	75.1%	240.9	73.7%	750.1	73.8%	733.2	73.2%
General and administrative	40.2	11.9%	35.1	10.7%	129.1	12.7%	117.8	11.8%

Income from operations	43.8	13.0%	50.7	15.6%	137.8	13.5%	151.0	15.0%
Interest expense, net	25.5	7.6%	13.2	4.1%	90.5	8.9%	37.7	3.7%
Other	—	—	—	—	13.3	1.3%	—	—

Income before provision for income taxes	18.2	5.4%	37.5	11.5%	34.0	3.3%	113.3	11.3%
Provision for income taxes	7.3	2.1%	13.0	4.0%	12.3	1.2%	38.1	3.8%

Net income	$11.0	3.3%	$24.5	7.5%	$21.7	2.1%	$75.2	7.5%

Global retail sales growth in 2007, comprised of retail sales results at both our franchise and Company-owned stores worldwide, was driven primarily by same store sales growth in our international markets as well as an increase in our worldwide store counts during the trailing four quarters. Domestic Company-owned same store sales continued to improve in the third quarter of 2007. International same store sales growth reflects continued strong performance in the key markets where we compete. Additionally, we grew our worldwide net store counts by 61 and 272 stores during the third quarter and trailing four quarters, respectively.

Revenues increased $10.6 million, or 3.3%, in the third quarter of 2007 and increased $14.8 million, or 1.5%, in the first three quarters of 2007. These increases were due primarily to increases in domestic distribution revenues, driven by higher food prices, primarily cheese. The increase in the first three quarters was offset in part by decreases in international revenues due primarily to the sale of the France and Netherlands operations in the third quarter of 2006.

Income from operations decreased $6.9 million, or 13.7%, in the third quarter of 2007 and decreased $13.2 million, or 8.7%, in the first three quarters of 2007. These decreases were due primarily to lower margins in our Company-owned store and distribution businesses. Additionally, the first three quarters were negatively impacted by a $5.0 million reserve recorded in the second quarter of 2007 related to certain legal matters in California and $1.3 million of non-cash compensation expenses recorded in connection with the Company’s recapitalization that was completed in the second quarter of 2007. These decreases were offset in part by continued strong performance in our international business.

Net income decreased $13.5 million, or 55.2%, in the third quarter of 2007 and decreased $53.5 million, or 71.1%, in the first three quarters of 2007. These decreases were driven primarily by expenses incurred in connection with the recapitalization, including higher interest expense related to higher debt levels and the write-offs of deferred financing fees, as well as the aforementioned decreases in income from operations. These decreases were offset in part by increases in interest income as a result of carrying higher cash balances in 2007 in connection with the recapitalization. Net income for the first three quarters of 2007 was also negatively impacted by the premium paid to repurchase and retire the Domino’s, Inc. senior subordinated notes, due 2011.

Revenues

	Third Quarter of 2007		Third Quarter of 2006		First Three Quarters of 2007		First Three Quarters of 2006
Domestic Company-owned stores	$89.3	26.5%	$89.3	27.3%	$277.6	27.3%	$276.0	27.6%
Domestic franchise	35.8	10.6%	35.7	10.9%	110.5	10.9%	109.6	10.9%
Domestic distribution	183.7	54.4%	175.5	53.8%	546.1	53.7%	528.0	52.7%
International	28.6	8.5%	26.2	8.0%	82.8	8.1%	88.5	8.8%

Total revenues	$337.3	100.0%	$326.7	100.0%	$1,016.9	100.0%	$1,002.1	100.0%

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

Domestic Stores Revenues

	Third Quarter of 2007		Third Quarter of 2006		First Three Quarters of 2007		First Three Quarters of 2006
Domestic Company-owned stores	$89.3	71.4%	$89.3	71.4%	$277.6	71.5%	$276.0	71.6%
Domestic franchise	35.8	28.6%	35.7	28.6%	110.5	28.5%	109.6	28.4%

Domestic stores	$125.1	100.0%	$125.0	100.0%	$388.1	100.0%	$385.6	100.0%

Domestic stores revenues increased $0.1 million, or 0.1%, in the third quarter of 2007 and increased $2.5 million, or 0.7%, in the first three quarters of 2007. These increases were the result of higher domestic Company-owned same store sales and an increase in the average number of domestic stores open during 2007. The increases were offset in part by lower domestic franchise same store sales. Domestic same store sales decreased 1.6% in the third quarter of 2007 and decreased 0.9% in the first three quarters of 2007. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations remained flat in the third quarter of 2007 and increased $1.6 million, or 0.6%, in the first three quarters of 2007. The increase in the first three quarters was due to increases in domestic Company-owned same store sales. Domestic Company-owned same store sales increased 0.8% and 1.9% in the third quarter and first three quarters of 2007. There were 565 domestic Company-owned stores in operation as of September 9, 2007 and September 10, 2006.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $0.1 million, or 0.4%, in the third quarter of 2007 and increased $0.9 million, or 0.8%, in the first three quarters of 2007. These increases were due to an increase in the average number of domestic franchise stores open during 2007, offset in part by lower domestic franchise same store sales. Domestic franchise same store sales decreased 2.0% in the third quarter of 2007 and decreased 1.3% in the first three quarters of 2007. There were 4,571 and 4,535 domestic franchise stores in operation as of September 9, 2007 and September 10, 2006, respectively.

Domestic Distribution Revenues

Revenues from domestic distribution operations increased $8.2 million, or 4.6%, in the third quarter of 2007 and increased $18.1 million, or 3.4%, in the first three quarters of 2007. These increases were due primarily to increases in food prices, primarily cheese. The published cheese block price-per-pound averaged $1.95 and $1.60 in the third quarter and first three quarters of 2007, respectively, up from $1.19 and $1.22 in the comparable periods in 2006. Had the 2007 average cheese prices been in effect during 2006, distribution revenues for the third quarter would have been approximately $21.1 million higher than the reported 2006 amount of $175.5 million and the first three quarters of 2006 would have been approximately $31.4 million higher than the reported 2006 amount of $528.0 million.

International Revenues

Revenues from international operations increased $2.4 million, or 9.1%, in the third quarter of 2007 and decreased $5.7 million, or 6.5%, in the first three quarters of 2007. The increase in the third quarter was due primarily to higher royalty revenues resulting from increases in same store sales and the average number of international stores open during 2007. The decrease in the first three quarters was due primarily to the July 3, 2006 sale of Company-owned operations in France and the Netherlands, offset in part by higher royalty revenues due to increases in same store sales and the average number of international stores open during 2007. On a constant dollar basis, same store sales increased 8.3% and 5.4% in the third quarter and first three quarters of 2007, respectively. There were 3,374 and 3,138 international stores in operation as of September 9, 2007 and September 10, 2006, respectively.

Cost of Sales / Operating Margin

	Third Quarter of 2007		Third Quarter of 2006		First Three Quarters of 2007		First Three Quarters of 2006
Consolidated revenues	$337.3	100.0%	$326.7	100.0%	$1,016.9	100.0%	$1,002.1	100.0%
Consolidated cost of sales	253.4	75.1%	240.9	73.7%	750.1	73.8%	733.2	73.2%

Consolidated operating margin	$83.9	24.9%	$85.8	26.3%	$266.9	26.2%	$268.8	26.8%

Consolidated cost of sales primarily consists of domestic Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, decreased $1.9 million, or 2.2%, in the third quarter of 2007 and decreased $1.9 million, or 0.7%, in the first three quarters of 2007. These decreases were due primarily to lower margins at our Company-owned stores and domestic distribution businesses, offset in part by higher international margins. Franchise revenues do not have a cost of sales component and, as a result, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin decreased 1.4 and 0.6 percentage points in the third quarter and first three quarters of 2007, respectively. These decreases were due primarily to decreases in Company-owned store and domestic distribution operating margins as discussed below, and were offset in part by improvements in the operating margin in our international operations primarily as a result of the third quarter 2006 sale of Company-owned operations in France and the Netherlands.

The consolidated operating margin as a percentage of revenues was negatively impacted by higher cheese costs. Cheese price changes are a “pass-through” in domestic distribution revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2007 average cheese prices had been in effect during 2006, the consolidated operating margin for the third quarter and first three quarters of 2006 would have been approximately 24.7% and 26.0% of total revenues, respectively, versus the reported 26.3% and 26.8%.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Third Quarter of 2007		Third Quarter of 2006		First Three Quarters of 2007		First Three Quarters of 2006
Revenues	$89.3	100.0%	$89.3	100.0%	$277.6	100.0%	$276.0	100.0%
Cost of sales	73.8	82.7%	71.8	80.4%	221.8	79.9%	218.2	79.1%

Store operating margin	$15.4	17.3%	$17.5	19.6%	$55.9	20.1%	$57.8	20.9%

The domestic Company-owned store operating margin decreased $2.1 million, or 11.7%, in the third quarter of 2007 and decreased $1.9 million, or 3.3%, in the first three quarters of 2007. The decrease in the third quarter was due primarily to higher labor costs and overall higher food costs. The decrease in the first three quarters was due primarily to higher labor costs offset by lower overall food costs, net of the positive impact of derivative contracts.

As a percentage of store revenues, the store operating margin decreased 2.3 percentage points in the third quarter of 2007 and decreased 0.8 percentage points in the first three quarters of 2007.

As a percentage of store revenues, food costs increased 1.3 percentage points to 28.0% in the third quarter of 2007 and decreased 0.2 percentage points to 25.9% in the first three quarters of 2007. The third quarter and first three quarters were impacted by higher food prices. As stated above, the first three quarters include the positive net impact of derivative contracts.

As a percentage of store revenues, labor costs increased 0.6 percentage points to 30.5% in the third quarter of 2007 and increased 1.0 percentage point to 30.8% in the first three quarters of 2007. These increases were due primarily to higher average wage rates during 2007.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.2 percentage points to 12.4% in the third quarter of 2007 and decreased 0.2 percentage points to 11.8% in the first three quarters of 2007. These decreases were due primarily to lower depreciation expenses during 2007. Additionally, the first three quarters benefited from lower telephone and utilities expenses during 2007.

As a percentage of store revenues, insurance costs decreased 0.2 percentage points to 3.2% in the third quarter of 2007 and decreased 0.3 percentage points to 3.1% in the first three quarters of 2007. These decreases were due primarily to improved loss experience.

Domestic Distribution Operating Margin

Domestic Distribution	Third Quarter of 2007		Third Quarter of 2006		First Three Quarters of 2007		First Three Quarters of 2006
Revenues	$183.7	100.0%	$175.5	100.0%	$546.1	100.0%	$528.0	100.0%
Cost of sales	167.4	91.1%	157.1	89.5%	492.9	90.3%	471.3	89.3%

Distribution operating margin	$16.3	8.9%	$18.5	10.5%	$53.1	9.7%	$56.7	10.7%

The domestic distribution operating margin decreased $2.2 million, or 11.7%, in the third quarter of 2007 and decreased $3.6 million, or 6.2%, in the first three quarters of 2007. These decreases were due primarily to higher food costs, offset in part by lower labor costs.

As a percentage of distribution revenues, the distribution operating margin decreased 1.6 and 1.0 percentage points in the third quarter and first three quarters of 2007, respectively. These decreases were due primarily to higher food prices, including cheese, offset in part by lower labor costs and the positive effect on margins due to higher revenues as discussed above. Had the 2007 average cheese prices been in effect during 2006, the distribution operating margin for the third quarter and first three quarters of 2006 would have been approximately 9.4% and 10.1% of distribution revenues, respectively, versus the reported 10.5% and 10.7%.

General and Administrative Expenses

General and administrative expenses increased $5.1 million, or 14.5%, in the third quarter of 2007 and increased $11.3 million, or 9.5%, in the first three quarters of 2007. The increase in the third quarter was due primarily to a gain of approximately $2.8 million recognized on the sale of Company-owned operations in France and the Netherlands, as well as a gain of $0.9 million recognized on the sale of 11 domestic Company-owned stores to an existing franchisee, both of which occurred in the third quarter of 2006. Additionally, the first three quarters were impacted by a $5.0 million reserve recorded in the second quarter of 2007 related to certain legal matters in California and the general and administrative expenses recorded in connection with the Company’s recapitalization. These increases were offset in part by lower general and administrative expenses in 2007 as a result of the July 3, 2006 sale of Company-owned operations in France and the Netherlands as well as decreases in administrative labor.

Interest Income

Interest income increased $0.6 million to $1.0 million in the third quarter of 2007 and increased $4.4 million to $5.3 million in the first three quarters of 2007. The increases were due to carrying higher cash balances as a result of the Company’s recapitalization.

Interest Expense

Interest expense increased $12.9 million to $26.5 million in the third quarter of 2007 and increased $57.1 million to $95.7 million in the first three quarters of 2007. These increases were due primarily to higher average outstanding debt balances in 2007 offset in part by lower average borrowing rates, both the result of the Company’s recapitalization. Interest expense in the first three quarters of 2007 was also negatively impacted by a $21.9 million write-off of deferred financing fees related to the previously outstanding bridge loan facility, expenses incurred in the first quarter of 2007 related to the Company’s recapitalization, including a $9.5 million write-off of deferred financing fees and bond discount related to the extinguishment of debt and $2.5 million of additional interest expense, net incurred in connection with the settlement of interest rate derivatives.

The Company’s cash borrowing rate decreased 0.5 percentage points to 6.1% during the third quarter of 2007 and decreased 0.3 percentage points to 6.1% in the first three quarters of 2007. The Company’s average outstanding debt balance, excluding capital lease obligations, increased $914.3 million to $1.7 billion in the third quarter of 2007 and increased $539.5 million to $1.31 billion in the first three quarters of 2007.

Other

The other amount of $13.3 million in the first three quarters of 2007 represents the premium paid to repurchase and retire the senior subordinated notes that were tendered in the debt tender offer in connection with the Company’s recapitalization.

Provision for Income Taxes

Provision for income taxes decreased $5.7 million in the third quarter of 2007 and decreased $25.8 million in the first three quarters of 2007. The effective tax rate increased 5.2 percentage points to 39.8% during the third quarter of 2007 from 34.6% in the comparable period in 2006, and increased 2.6 percentage points to 36.2% during the first three quarters of 2007, from 33.6% in the comparable period in 2006. The provision for income taxes and effective tax rates in 2006 were positively impacted by a tax benefit associated with the sale of the Company-owned operations in France and the Netherlands.

Summary of Recapitalization Expenses

The following table presents total recapitalization-related expenses incurred during the first three quarters of 2007. These expenses, presented pre-tax, affect comparability between the periods presented for 2007 and 2006.

(in millions)	First Three Quarters of 2007
2007 recapitalization-related expenses:
General and administrative expenses (1)	$2.9
Additional interest income on recapitalization funds (2)	(2.6)
Additional interest expense (3)	33.9
Premium on bond extinguishment (4)	13.3

Total of 2007 recapitalization-related expenses	$47.5

(1)	Primarily includes stock compensation expenses, payroll taxes related to the payments made to certain stock option holders and legal and professional fees incurred in connection with the recapitalization, including the tender offers for Domino’s Pizza, Inc. common stock and Domino’s, Inc. senior subordinated notes due 2011.
(2)	Includes tax-exempt interest income that was earned on funds received in connection with the recapitalization prior to disbursement of the funds.
(3)	Includes the write-off of deferred financing fees and bond discount related to extinguished debt as well as net expense incurred in connection with the settlement of interest rate derivatives.
(4)	Represents the premium paid to bond holders in the tender offer for the Domino’s, Inc. senior subordinated notes due 2011.

In addition to the above fees and expenses and in connection with obtaining the asset-backed securitization financing facility, the Company paid $36.6 million in fees and expenses, which were recorded as a deferred financing cost asset and is reflected net of amortization on the consolidated balance sheet as of September 9, 2007.

Liquidity and Capital Resources

We had working capital of $82.2 million and cash and cash equivalents of $114.9 million at September 9, 2007. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay debt, invest in long-term assets and repurchase common stock, reduce our working capital amounts. Currently, our cash balances held are higher than historical normal levels due to required cash reserves related to the Company’s recapitalization. As of September 9, 2007, the Company had approximately $55.2 million of cash held for future interest payments, $26.9 million cash held in interest reserves, and $15.0 million cash held for capitalization of new entities. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our Variable Funding Notes. We expect to fund planned capital expenditures and debt repayments from these sources. We did not have any material commitments for capital expenditures as of September 9, 2007.

As of September 9, 2007, we had $1.7 billion of debt, of which $0.3 million was classified as a current liability. Additionally, as of September 9, 2007, the Company had borrowings of $119.3 million available under its $150.0 million securitized financing facility, net of letters of credit issued of $30.7 million. The letters of credit are primarily related to our casualty insurance programs and distribution center leases.

Cash provided by operating activities was $66.2 million and $90.1 million in the first three quarters of 2007 and 2006, respectively. The $23.9 million decrease was due primarily to a $53.5 million decrease in net income and a $9.0 million net change in operating assets and liabilities. These decreases were offset in part by a $32.2 million increase in amortization and write-off of deferred financing costs and debt discount, due primarily to the write-off of deferred financing costs in connection with the debt extinguishments as part of our 2007 recapitalization, and a $2.7 million increase in non-cash compensation expense.

Cash used in investing activities was $9.4 million and $1.7 million in the first three quarters of 2007 and 2006, respectively. The $7.7 million increase was due primarily to a $9.7 million decrease in proceeds from the sale of property, plant and equipment offset in part by a $2.1 million decrease in capital expenditures.

Cash provided by financing activities was $19.9 million in the first three quarters of 2007. Cash used in financing activities was $144.3 million in the first three quarters of 2006. The $164.2 million net change was due primarily to a $2.4 billion increase in proceeds from issuance of long-term debt, a $127.0 million decrease in repurchases of common stock and a $17.8 million increase in tax benefit from stock options, offset in part by a $1.5 billion increase in repayments of long-term debt and capital lease obligations, a $882.1 million increase in common stock dividends and equivalents and a $58.6 million increase in cash paid for financing fees.

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

Additionally, the Board of Directors approved an open market share repurchase program for up to $200 million of the Company’s common stock, which will be funded by future free cash flows and borrowings available under the Variable Funding Notes. The Company used approximately $18.0 million in the third quarter of 2007 for share repurchases under this program.

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

Market Risk

Prior to our recapitalization that was completed in April 2007, we were exposed to market risk from interest rate changes on our variable rate debt. Management actively monitored this exposure. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the April 2007 recapitalization, we issued fixed rate notes and, at September 9, 2007, we are only exposed to interest rate risk on borrowings under our Variable Funding Notes. As of September 9, 2007, we had no Variable Funding Note borrowings.

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

In the third quarter of 2007, the Company entered into a new arrangement with its primary cheese supplier. Under this arrangement, the supplier agreed to provide an uninterrupted supply of cheese and the Company agreed to a five year pricing period during which it agreed to purchase all of its primary pizza cheese for the Company’s United States stores from this supplier or, alternatively, pay to the supplier an amount reflecting any benefit previously received by the Company under the new pricing terms. The pricing schedule is directly correlated to the CME block cheddar price. The Company believes this arrangement will assist in reducing the volatility in its food cost.

Interest Rate Derivatives

We have historically entered into interest rate swaps, collars or similar instruments with the objective of managing volatility relating to our borrowing costs.

On February 12, 2007, the Company entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion to hedge the interest rate variability of the coupon payments associated with the issuance of $1.85 billion of securitized debt in connection with the recapitalization. Under the swap agreement, the Company agreed to pay a fixed interest rate of approximately 5.16%, beginning on March 31, 2008 through March 31, 2013, in exchange for receiving floating payments based on three-month LIBOR on the same $1.25 billion notional amount for the same five-year period. During the second quarter, on April 16, 2007, the swap agreement was settled in cash for $11.5 million, in accordance with its terms, concurrent with the issuance of the securitized debt. In connection with this settlement, the accumulated other comprehensive income amount was adjusted and the total net settlement loss of $7.1 million will be amortized into interest expense over the five year expected term of the securitized debt.

Item 4.	Controls and Procedures

Management, with the participation of Domino’s Pizza, Inc.’s Chairman and Chief Executive Officer, David A. Brandon, and Interim Chief Financial Officer, William E. Kapp, performed an evaluation of the effectiveness of Domino’s Pizza, Inc.’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Messrs. Brandon and Kapp concluded that Domino’s Pizza, Inc.’s disclosure controls and procedures were effective.

During the quarterly period ended September 9, 2007 there have been no changes in Domino’s Pizza, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include workers' compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices and, specifically in California, wage and hour claims. We have lawsuits pending in California brought by former employees. On June 10, 2003, Vega v. Domino’s Pizza LLC was filed, in Orange County Superior Court, alleging, among other things, that we failed to provide meal and rest breaks to our employees. On August 2, 2006, Rosello v. Domino’s Pizza LLC was filed, in Los Angeles County Superior Court, alleging similar claims as set out in the Vega lawsuit. On February 14, 2007 the two actions were coordinated in Orange County Superior Court. No determination with respect to class certification has been made. On April 16, 2007 in Murphy v. Kenneth Cole Productions, Inc., the California Supreme Court held that the premiums provided by section 226.7 of the California Labor Code for missed meal and rest periods are subject to a three-year statute of limitations rather than a one-year statute of limitations.

On September 11, 2007, the parties reached an out-of-court settlement, subject to the court’s approval, in which all claims in both Vega v. Domino’s Pizza LLC and Rosello v. Domino’s Pizza LLC will be dismissed. As part of the conditional settlement, we agreed to pay $5.0 million to plaintiffs and their attorneys to resolve the disputes. The company reserved $5.0 million for these matters during the second quarter of 2007, which is reflected in general and administrative expenses.

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

On October 4, 2007, the Company reached an out-of-court settlement with Jimenez and the ten other individual plaintiffs in which all claims will be dismissed. As part of the settlement, the Company agreed to pay $500,000 to the plaintiffs and their attorneys to resolve the disputes, without admitting any liability. The Company is fully reserved for these matters.

On September 28, 2007, the Environmental Protection Agency filed an administrative claim and notice of opportunity for a hearing against the Company. The administrative complaint alleged certain violations of environmental regulations relating to an ammonia leak at one of the Company’s distribution centers in November 2005 and proposes total penalties of $266,400. The violations listed in the administrative complaint relate to the alleged failure of the Company to timely notify certain governmental agencies of the leak as well as fines for the Company’s failure to timely supply miscellaneous paperwork relating to hazardous chemicals to such governmental agencies. The Company is currently reviewing the complaint and the facts and circumstances surrounding the complaint and will decide on the appropriate action after such review is complete.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (June 18, 2007 to July 15, 2007)	65,000	$18.19	65,000	$198,817,609
Period #2 (July 16, 2007 to August 12, 2007)	55,000	$17.76	55,000	197,840,973
Period #3 (August 13, 2007 to September 9, 2007)	932,960	$16.97	932,960	182,012,935

Total	1,052,960	$17.08	1,052,960	$182,012,935

(1)	All shares were purchased as part of the publicly announced, board approved, share repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by William E. Kapp pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by William E. Kapp pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINO’S PIZZA, INC.
(Registrant)

Date: October 16, 2007	/s/ William E. Kapp
William E. Kapp
Interim Chief Financial Officer (principal financial officer)