Form 10-K
period 2007-12-30
DOMINOS PIZZA INC
filed 2008-02-26
CIK 1286681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act): Yes [X] No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes [    ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [    ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Check one:

Large accelerated filer [X] Accelerated filer [    ] Non-accelerated filer [    ] Smaller reporting company [    ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of Domino’s Pizza, Inc. as of June 17, 2007 computed by reference to the closing price of Domino’s Pizza, Inc.’s Common Stock on the New York Stock Exchange on such date was $858,971,524.

As of February 19, 2008, Domino’s Pizza, Inc. had 59,627,930 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 17, 2008 are incorporated by reference into Part III.

Part I

Item 1. Business.

Overview

Domino’s Pizza, Inc. (referred to as the “Company,” “Domino’s” or in the first person notations of “we,” “us” and “our”) is the number one pizza delivery company in the United States, based on reported consumer spending, and has a leading presence internationally. On average, over one million pizzas are sold each day throughout the system, with deliveries covering approximately ten million miles per week. We pioneered the pizza delivery business and have built the Domino’s Pizza® brand into one of the most widely-recognized consumer brands in the world. Together with our franchisees, we have supported the Domino’s Pizza® brand with an estimated $1.4 billion in domestic advertising spending over the past five years. We operate through a network of 8,624 Company-owned and franchise stores, located in all 50 states and in more than 55 countries. In addition, we operate 17 regional dough manufacturing and supply chain centers in the contiguous United States and six dough manufacturing and supply chain centers outside the contiguous United States. The foundation of our system-wide success and leading market position is our strong relationships with our franchisees, comprised of over 2,000 owner-operators dedicated to the success of the Domino’s Pizza® brand.

Over our 47-year history, we have developed a simple business model focused on our core strength of delivering quality pizza in a timely manner. This business model includes a delivery-oriented store design with low capital requirements, a focused menu of pizza and complementary side items, committed owner-operator franchisees and a vertically-integrated supply chain system. Our earnings are driven largely from retail sales at our franchise stores, which generate royalty payments and supply chain revenues to us. We also generate earnings through retail sales at our Company-owned stores.

We operate our business in three segments: domestic stores, domestic supply chain and international.

• Domestic stores. The domestic stores segment, which is comprised of 4,584 franchise stores and 571 Company-owned stores, generated revenues of $552.6 million and income from operations of $128.6 million during 2007.

• Domestic supply chain. Our domestic supply chain segment, which manufactures dough, processes vegetables and distributes food, equipment and supplies to all of our Company-owned stores and over 98% of our domestic franchise stores, generated revenues of $783.3 million and income from operations of $49.7 million during 2007.

• International. Our international segment oversees 3,469 franchise stores outside the contiguous United States. It also manufactures dough and distributes food and supplies in a limited number of these markets. During 2007, our international segment generated revenues of $126.9 million, of which approximately 52% resulted from the collection of franchise royalties and fees, and generated income from operations of $57.2 million, of which approximately 93% resulted from the collection of franchise royalties and fees.

On a consolidated basis, we generated revenues of more than $1.4 billion and income from operations (after deducting $41.6 million of unallocated corporate and other expenses) of $193.9 million in 2007. Net income was $37.9 million in 2007. We have been able to increase our income from operations more than 52% over the past six years through domestic and international same store sales growth, the addition of over 1,500 stores worldwide during that time and strong performance by our domestic supply chain business. This growth was achieved with capital expenditures by us that generally range between only $20.0 million to $30.0 million on an annualized basis, since a significant portion of our earnings are derived from retail sales by our franchisees.

During 2007, the Company completed a recapitalization transaction (the “2007 Recapitalization”), consisting of (i) $1.7 billion of borrowings of fixed rate notes, (ii) a stock tender offer resulting in the purchase of 2,242 shares of the Company’s common stock at a purchase price of $30.00 per share, (iii) the purchase and retirement at a premium of all the outstanding Domino’s, Inc. 8  1/4% senior subordinated notes due 2011, (iv) the repayment of all outstanding borrowings under its senior credit facility, and (v) a $13.50 per share special cash dividend to shareholders and related anti-dilution payments and adjustments to certain option holders.

Additionally, the Board of Directors approved an open market share repurchase program for up to $200.0 million of the Company’s common stock, to be funded by future free cash flow and borrowings available under variable funding notes. During 2007, the Company repurchased 3,614,310 shares of common stock for approximately $54.4 million. The Company has approximately $145.6 million remaining under the open market share repurchase program.

Our history

We have been delivering quality, affordable pizza to our customers since 1960 when brothers Thomas and James Monaghan borrowed $900 and purchased a small pizza store in Ypsilanti, Michigan. Since that time, our store count and geographic reach have grown substantially. We opened our first franchise store in 1967, our first international store in 1983 and, by 1998, we had expanded to over 6,200 stores, including more than 1,700 international stores, on six continents. During 2005, we opened our 8,000th store worldwide. At December 30, 2007 we had 8,624 stores worldwide in more than 55 countries.

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

The U.S. QSR pizza category is large and fragmented. With sales of $33.9 billion in the twelve months ended November 2007, the U.S. QSR pizza category is the second largest category within the $224.2 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carry-out.

We operate primarily within U.S. pizza delivery. Its $11.6 billion of sales accounted for 34% of total U.S. QSR pizza category sales in the twelve months ended November 2007. We and our top two competitors account for approximately 46% of U.S. pizza delivery, based on reported consumer spending, with the remaining 54% attributable to regional chains and individual establishments.

We also compete in carry-out, which together with pizza delivery are the largest components of the U.S. QSR pizza category. U.S. carry-out pizza had $13.3 billion of sales in the twelve months ended November 2007 and while our primary focus is on pizza delivery, we are also favorably positioned to compete in carry-out given our strong brand, convenient store locations and quality, affordable menu offerings.

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

Our competitive strengths

We believe that our competitive strengths include the following:

• Strong and proven growth and earnings model. Over our 47-year history, we have developed a focused growth and earnings model. This model is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and generate demand for new stores. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty payments and supply chain revenues, with minimal associated capital expenditures by us.

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

• Strong and well-diversified franchise system. We have developed a large, global, diversified and committed franchise network that is a critical component of our system-wide success and our leading position in pizza delivery. As of December 30, 2007, our franchise store network consisted of 8,053 stores, 57% of which were located in the contiguous United States. In the United States, only seven franchisees operate more than 50 stores, including our largest domestic franchisee, which operates 143 stores. Our domestic franchisees, on average, operate between three and four stores. We require our domestic franchisees to forego active, outside business endeavors, aligning their interests with ours and making the success of each Domino’s Pizza franchise of critical importance to our franchisees.

In addition, we generally share 50% of the pre-tax profits generated by our regional dough manufacturing and supply chain centers with those domestic franchisees who agree to purchase all of their food from our supply chain system. These arrangements strengthen our ties with our franchisees by enhancing their profitability while providing us with a continuing source of revenues and earnings. This arrangement also provides incentives for franchisees to work closely with us to reduce costs. We believe our strong, mutually-beneficial franchisee relationships are evidenced by the over 98% voluntary participation in our domestic supply chain system, our over 99% domestic franchise contract renewal rate and our over 99% collection rate on domestic franchise royalty and domestic supply chain receivables.

Internationally, we have also been able to grow our franchise network by attracting franchisees with business experience and local market knowledge. We generally use our master franchise model, which provides our international franchisees with exclusive rights to operate stores or sub-franchise our well-recognized Domino’s Pizza® brand name in specific, agreed-upon market areas. From year-end 2002 through 2007, we grew our international franchise network 46%, from 2,382 stores to 3,469 stores. Our largest master franchisee operates 687 stores in five markets, which accounts for approximately 20% of our total international store count.

• Strong cash flow and earnings stream. A substantial percentage of our earnings are generated by our committed, owner-operator franchisees through royalty payments and revenues to our vertically-integrated supply chain system.

We believe that our store economics have led to a strong, well diversified franchise system. This established franchise system has produced strong cash flow and earnings for us, enabling us to invest in the Domino’s Pizza® brand and our stores, pay significant dividends, repurchase shares of our common stock and deliver attractive returns to our stockholders.

• #1 pizza delivery company in the United States with a leading international presence. We are the number one pizza delivery company in the United States with an 18.9% share based on reported consumer spending. With 5,155 stores located in the contiguous United States, our domestic store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and advertising investment across our store base. We also believe that our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery.

Outside the United States, we have significant share positions in the key markets in which we compete, including, among other countries, Mexico, where we are the largest QSR company in terms of store count in any QSR category, the United Kingdom, Australia, South Korea, Canada, Japan, India, France and Taiwan. Our top ten international markets, based on store count, accounted for approximately 81% of our international retail sales in 2007. We believe we have a leading presence in these markets.

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

We believe that our brand is particularly strong among pizza consumers for whom dinner is a fairly spontaneous event. In these situations, we believe that service and product quality are the consumers’ priorities. We believe that well established demographic and lifestyle trends will drive continuing emphasis on convenience and will, therefore, continue to play into our brand’s strength.

• Internal dough manufacturing and supply chain system. In addition to generating significant revenues and earnings, we believe that our vertically integrated dough manufacturing and supply chain system enhances the quality and consistency of our products, enhances our relationships with franchisees, leverages economies of scale to offer lower costs to our stores and allows our store managers to better focus on store operations and customer service by relieving them of the responsibility of mixing dough in the stores.

In 2007, we made approximately 660,000 full-service food deliveries to our domestic stores, or between two and three deliveries per store, per week, with a delivery accuracy rate of approximately 99%. All of our Company-owned and over 98% of our domestic franchise stores purchase all of their food and supplies from us. This is accomplished through our network of 17 regional dough manufacturing and supply chain centers, each of which is generally located within a one-day delivery radius of the stores it serves, and a leased fleet of over 400 tractors and trailers. Additionally, we supply our domestic and international franchisees with equipment and supplies through our equipment and supply center, which we operate as part of our domestic supply chain segment. Our equipment and supply center sells and delivers a full range of products, including ovens and uniforms. We also supply certain of our domestic stores with ingredients that are processed at our vegetable processing supply chain center, which we operate as part of our domestic supply chain segment.

Because we source the food for substantially all of our domestic stores, our domestic supply chain segment enables us to leverage and monitor our strong supplier relationships to achieve the cost benefits of scale and to ensure compliance with our rigorous quality standards. In addition, the “one-stop shop” nature of this system, combined with our delivery accuracy, allows our store managers to eliminate a significant component of the typical “back-of-store” activity that many of our competitors’ store managers must undertake.

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

• emphasizes our ability to select, develop and retain exceptional team members and franchisees;

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

• Grow our leading position in an attractive industry. U.S. pizza delivery and carry-out are the largest components of the U.S. QSR pizza category. They are also highly fragmented. Pizza delivery, through which a majority of our retail sales are generated, had sales of $11.6 billion in the twelve months ended November 2007. As the leader in U.S. pizza delivery, we believe that our convenient store locations, simple operating model, widely-recognized brand and efficient supply chain system are competitive advantages that position us to capitalize on future growth.

Carry-out had $13.3 billion of sales in the twelve months ended November 2007. While our primary focus is on pizza delivery, we are also favorably positioned as a leader in carry-out given our strong brand, convenient store locations and quality, affordable menu offerings.

• Leverage our strong brand awareness. We believe that the strength of our Domino’s Pizza® brand makes us one of the first choices of consumers seeking a convenient, quality and affordable meal. We intend to continue to promote our brand name and enhance our reputation as the leader in pizza delivery. In 2007 we launched a rebranding campaign, “You Got 30 Minutes™,” with our new advertising agency Crispin Porter + Bogusky. The campaign builds on the Company’s 30-minute delivery heritage by highlighting the value of what pizza delivery really does for consumers – gives them free time.

In 2006 and 2007, each of our domestic stores contributed 4% of their retail sales to our advertising fund for national advertising in addition to contributions for market-level advertising. Additionally, for 2006 and 2007, our domestic stores within active co-operatives elected to allocate an additional 1% of their advertising contributions to support national advertising initiatives.

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

• Continue to grow our international business. We believe that pizza has global appeal and that there is strong and growing international demand for delivered pizza. We have successfully built a broad international platform, almost exclusively through our master franchise model, as evidenced by our 3,469 international stores in more than 55 countries. We believe that we continue to have significant long-term growth opportunities in international markets where we have established a leading presence. In our current top ten international markets, we believe that our store base in total for these ten markets is less than half of the total long-term potential store base in those markets. Generally, we believe we will achieve long-term growth internationally as a result of the favorable store-level economics of our business model, the growing international demand for delivered pizza and the strong global recognition of the Domino’s Pizza® brand. Our international stores have produced positive quarterly same store sales growth for 56 consecutive quarters.

Store operations

We believe that our focused and proven store model provides a significant competitive advantage relative to many of our competitors who focus on multiple components of the pizza category, particularly dine-in. We have been focused on pizza delivery for 47 years. Because our domestic stores and most of our international stores do not offer dine-in areas, they typically do not require expensive real estate, are relatively small and are relatively inexpensive to build and equip. Our stores also benefit from lower maintenance costs, as store assets have long lives and updates are not frequently required. Our simple and efficient operational processes, which we have refined through continuous improvement, include:

• strategic store locations to facilitate delivery service;

• production-oriented store designs;

• product and process innovations;

• focused menu;

• efficient order taking, production and delivery;

• Domino’s PULSE™ point-of-sale system; and

• comprehensive store audit program.

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

Product and process innovations

Our 47 years of experience and innovative culture have resulted in numerous new product and process developments that increase both quality and efficiency. These include our efficient, vertically-integrated supply chain system, a sturdier corrugated pizza box and a mesh screen that helps cook pizza crust more evenly. The Domino’s HeatWave® hot bag, which was introduced in 1998, keeps our pizzas hot during delivery. We also continue to introduce new pizzas such as Domino’s Brooklyn Style Pizza, which we launched in 2006. Additionally, we have added a number of complementary side items to our menu such as buffalo wings, Domino’s Buffalo Chicken Kickers®, bread sticks, cheesy bread and Cinna Stix®.

Focused menu

We maintain a focused menu that is designed to present an attractive, quality offering to customers, while minimizing order errors, and expediting the order taking and food preparation processes. Our basic menu has three choices: pizza type, pizza size and pizza toppings. Most of our stores carry two or three sizes of Traditional Hand-Tossed, Ultimate Deep Dish, Brooklyn Style and Crunchy Thin Crust pizza. Our typical store also offers buffalo wings, Domino’s Buffalo Chicken Kickers®, bread sticks, cheesy bread, Cinna Stix® and Coca-Cola® soft drink products. We also occasionally offer other products on a promotional basis, such as the OREO® Dessert Pizza that was featured during 2007. We believe that our focused menu creates a strong identity among consumers, improves operating efficiency and maintains food quality and consistency.

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

Domino’s PULSE™ point-of-sale system

Our computerized management information systems are designed to improve operating efficiencies, provide corporate management with timely access to financial and marketing data and reduce store and corporate administrative time and expense. We have installed Domino’s PULSE™, our proprietary point-of-sale system, in every Company-owned store in the United States and a majority of our domestic franchise system. Some enhanced features of Domino’s PULSE™ over our previous point-of-sale system include:

• touch screen ordering, which improves accuracy and facilitates more efficient order taking;

• a delivery driver routing system, which improves delivery efficiency;

• improved administrative and reporting capabilities, which enable store managers to better focus on store operations and customer   satisfaction; and

• enhanced online ordering capability, including Pizza Tracker introduced in 2007.

At December 30, 2007, all of our domestic Company-owned stores and approximately 59% of our domestic franchise stores have installed Domino’s PULSE™ . We are requiring our domestic franchisees to install Domino’s PULSE™ or a point-of-sale system that meets similar specifications by June 2008.

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

Segment overview

We operate in three business segments:

• Domestic stores. Our domestic stores segment consists of our domestic franchise operations, which oversee our network of 4,584 franchise stores located in the contiguous United States, and our domestic Company-owned store operations, which operate our network of 571 Company-owned stores located in the contiguous United States;

• Domestic supply chain. Our domestic supply chain segment operates 17 regional dough manufacturing and food supply chain centers, one supply chain center providing equipment and supplies to certain of our domestic and international stores and one vegetable processing supply chain center; and

• International. Our international segment oversees our network of 3,469 international franchise stores in more than 55 countries. Our international segment also distributes food to a limited number of markets from six dough manufacturing and supply chain centers in Alaska, Hawaii and Canada (four).

Domestic stores

During 2007, our domestic stores segment accounted for $552.6 million, or 38%, of our consolidated revenues. Our domestic franchises are operated by entrepreneurs who own and operate an average of three to four stores. Only seven of our domestic franchisees operate more than 50 stores, including our largest domestic franchisee, which operates 143 stores. Our principal sources of revenues from domestic store operations are Company-owned store sales and royalty payments based on retail sales by our franchisees. Our domestic network of Company-owned stores also plays an important strategic role in our predominantly franchised operating structure. In addition to generating revenues and earnings, we use our domestic Company-owned stores as test sites for new products and promotions as well as store operational improvements and as forums for training new store managers and prospective franchisees. We also believe that our domestic Company-owned stores add to the economies of scale available for advertising, marketing and other costs that are primarily borne by our franchisees. While we continue to be primarily a franchised business, we continually evaluate our mix of domestic Company-owned and franchise stores in an effort to optimize our profitability.

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

Domestic supply chain

During 2007, our domestic supply chain segment accounted for $783.3 million, or 53%, of our consolidated revenues. Our domestic supply chain segment is comprised of dough manufacturing and supply chain centers that manufacture fresh dough on a daily basis and purchase, receive, store and deliver quality pizza-related food products and complementary side items to all of our Company-owned stores and over 98% of our domestic franchise stores. Each regional dough manufacturing and supply chain center serves approximately 300 stores, generally located within a one-day delivery radius. We regularly supply more than 5,000 stores with various supplies and ingredients, of which seven product groups account for over 90% of the volume. Our domestic supply chain segment made approximately 660,000 full-service deliveries in 2007 or between two and three deliveries per store, per week; and we produced nearly 340 million pounds of dough during 2007.

We believe that our franchisees voluntarily choose to obtain food, supplies and equipment from us because we provide the most efficient, convenient and cost-effective alternative, while also providing both quality and consistency. In addition, our domestic supply chain segment offers a profit-sharing arrangement to stores that purchase all of their food from our domestic dough manufacturing and supply chain centers. This profit-sharing arrangement generally provides domestic Company-owned stores and participating franchisees with 50% of their regional supply chain center’s pre-tax profits. Profits are shared with the franchisees based upon each franchisee’s purchases from our supply chain centers. We believe these arrangements strengthen our ties with these franchisees.

The information systems used by our domestic dough manufacturing and supply chain centers are an integral part of the quality service we provide our stores. We use routing strategies and software to optimize our daily delivery schedules, which maximizes on-time deliveries. Through our strategic dough manufacturing and supply chain center locations and proven routing systems, we achieved delivery accuracy rates of approximately 99% during 2007. Our supply chain center drivers unload food and supplies and stock store shelves typically during non-peak store hours, which minimizes disruptions in store operations.

International

During 2007, our international segment accounted for $126.9 million, or 9%, of our consolidated revenues. We have 566 franchise stores in Mexico, representing the largest presence of any QSR company in Mexico, 467 franchise stores in the United Kingdom, 405 franchise stores in Australia, 289 franchise stores in South Korea, 277 franchise stores in Canada and over 100 franchise stores in each of Japan, India, Taiwan and France. The principal sources of revenues from our international operations are royalty payments generated by retail sales from franchise stores and sales of food and supplies to franchisees in certain markets.

We have grown by more than 1,000 international stores over the past five years. While our stores are designed for delivery and carry-out, which are less capital-intensive than dine-in, we empower our managers and franchisees to adapt the standard operating model, within certain parameters, to satisfy the local eating habits and consumer preferences of various regions outside the contiguous United States. Currently, most of our international stores are operated under master franchise agreements, and we plan to continue entering into master franchise agreements with qualified franchisees to expand our international operations in selected countries. We believe that our international franchise stores appeal to potential franchisees because of our well-recognized brand name, the limited capital expenditures required to open and operate our stores and our system’s favorable store economics. The following table shows our store count as of December 30, 2007 in our top ten international markets, which account for 77% of our international stores.

Market	Number of stores
Mexico	566
United Kingdom	467
Australia	405
South Korea	289
Canada	277
Japan	180
India	176
Taiwan	122
France	121
Turkey	84

Our franchise program

As of December 30, 2007, our 4,584 domestic franchise stores were owned and operated by our 1,243 domestic franchisees. The success of our franchise formula, which enables franchisees to benefit from our brand name with a relatively low initial capital investment, has attracted a large number of motivated entrepreneurs as franchisees. As of December 30, 2007, the average domestic franchisee operated approximately three to four stores and had been in our franchise system for twelve years. At the same time, only seven of our domestic franchisees operated more than 50 stores, including our largest domestic franchisee, which operates 143 stores.

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

Franchise store development

We provide domestic franchisees with assistance in selecting store sites and conforming the space to the physical specifications required for a Domino’s Pizza store. Each domestic franchisee selects the location and design for each store, subject to our approval, based on accessibility and visibility of the site and demographic factors, including population density and anticipated traffic levels. We provide design plans and sell fixtures and equipment to most of our franchise stores.

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

Franchise operations

We enforce stringent standards over franchise operations to protect the Domino’s Pizza® brand. All franchisees are required to operate their stores in compliance with written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to customers. We also provide ongoing support to our franchisees, including training, marketing assistance and consultation to franchisees who experience financial or operational difficulties. We have established several advisory boards, through which franchisees contribute to developing system-wide initiatives.

International franchisees

The vast majority of our markets outside of the contiguous United States are operated by master franchisees with franchise and distribution rights for entire regions or countries. In select regions or countries, we franchise directly to individual store operators. Our master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores and the right to operate supply chain centers in a particular geographic area for a term of ten to twenty years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. Prospective master franchisees are required to possess or have access to local market knowledge required to establish and develop Domino’s Pizza stores. The local market knowledge focuses on the ability to identify and access targeted real estate sites along with expertise in local customs, culture, consumer behavior and laws. We also seek candidates that have access to sufficient capital to meet their growth and development plans. The master franchisee is generally required to pay an initial, one-time franchise fee based on the size of the market covered by the master franchise agreement, as well as an additional franchise fee upon the opening of each new store. In addition, the master franchisee is required to pay a continuing royalty fee as a percentage of retail sales, which varies among international markets.

Marketing operations

Our domestic stores generally contribute between 4% to 5% of their retail sales to fund national marketing and advertising campaigns. In addition to the required national advertising contributions, in those markets where we have co-operative advertising programs, our domestic stores also generally contribute for market-level media campaigns. These national and market-level funds are administered by Domino’s National Advertising Fund Inc., or DNAF, our not-for-profit advertising subsidiary. The funds remitted to DNAF are used primarily to purchase television advertising, but also support market research, field communications, public relations, commercial production, talent payments and other activities supporting the Domino’s Pizza® brand. DNAF also provides cost-effective print materials to our domestic stores for use in local marketing that reinforce our national branding strategy. In addition to the national and market-level advertising contributions, domestic stores spend additional amounts on local store marketing, including targeted database mailings, saturation print mailings and community involvement through school and civic organizations.

By communicating a common brand message at the national, local market and store levels, we create and reinforce a powerful, consistent marketing message to consumers. This is evidenced by our successful previous marketing campaign with the slogan “Get the Door. It’s Domino’s.®” and our new marketing campaign with the slogan “You Got 30 Minutes™.” Over the past five years, we estimate that domestic stores have invested approximately $1.4 billion on national, local and co-operative advertising.

Internationally, marketing efforts are primarily the responsibility of the franchisee in each local market. We assist international franchisees with their marketing efforts through marketing workshops and sharing of best practices and successful concepts.

Third-party suppliers

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

We currently purchase our mozzarella pizza cheese from a single supplier. In 2007, the Company entered into a new arrangement with this supplier. Under this arrangement, the supplier agreed to provide an uninterrupted supply of cheese and the Company agreed to a five year pricing period during which it agreed to purchase all of its primary pizza cheese for the Company’s United States stores from this supplier or, alternatively, pay to the supplier an amount reflecting any benefit previously received by the Company under the new pricing terms. The pricing schedule is directly correlated to the CME block cheddar price. Our chicken is also currently purchased from a single supplier. The majority of our meat toppings come from a single supplier under a contract that began in July 2005 and expired in December 2007. We are currently in the process of renegotiating our meat contract. The Crunchy Thin Crust dough is currently sourced by another single supplier pursuant to requirements contracts that expire in 2009. We have the right to terminate these arrangements for quality failures and for uncured breaches.

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

Competition

U.S. and international pizza delivery and carry-out are highly competitive. Domestically, we compete against regional and local companies as well as national chains, Pizza Hut® and Papa John’s®. Internationally, we compete against Pizza Hut® and regional and local companies. We generally compete on the basis of product quality, location, image, service and price. We also compete on a broader scale with quick service and other international, national, regional and local restaurants. In addition, the overall food service industry and the QSR sector in particular are intensely competitive with respect to product quality, price, service, convenience and concept. The industry is often affected by changes in consumer tastes, economic conditions, demographic trends and consumers’ disposable income. We compete within the food service industry and the QSR sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

Government regulation

We are subject to various federal, state and local laws affecting the operation of our business, as are our franchisees, including various health, sanitation, fire and safety standards. Each store is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the store is located. In connection with the re-imaging of our stores, we may be required to expend funds to meet certain federal, state and local regulations, including regulations requiring that remodeled or altered stores be accessible to persons with disabilities. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new store in a particular area or cause an existing store to cease operations. Our supply chain facilities are licensed and subject to similar regulations by federal, state and local health and fire codes.

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

We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a franchise offering circular containing certain information to prospective franchisees, and a number of states require registration of the franchise offering circular with state authorities. We are operating under exemptions from registration in several states based on the net worth of our operating subsidiary, Domino’s Pizza LLC and experience. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. We believe that our uniform franchise offering circular, together with any applicable state versions or supplements, and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.

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

Environmental matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2007, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2008.

Employees

As of December 30, 2007, we had approximately 12,500 employees, who we refer to as team members, in our Company-owned stores, supply chain centers, World Resource Center (our corporate headquarters) and regional offices. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s Pizza system, including our employees, franchisees and the employees of franchisees, was over 170,000 as of December 30, 2007.

None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Safety

Our commitment to safety is embodied in our hiring, training and review process. Before an applicant is considered for hire as a delivery driver in the United States, motor vehicle records are reviewed to ensure a minimum safe driving record of one or two years. In addition, we require regular checks of driving records and proof of insurance for delivery drivers throughout their employment with us. Each domestic Domino’s driver, including drivers employed by franchisees, are required to complete our safe delivery training program. We have also implemented several safe driving incentive programs.

Our safety and security department oversees security matters for our domestic Company-owned stores and provides assistance to our franchisees as requested. Regional security and safety directors oversee security measures at domestic Company-owned store locations and assist local authorities in investigations of incidents involving our stores or personnel.

Community activities

We believe in supporting the communities we serve, and we base our corporate giving on three simple elements; delivering charitable support to our own team members, to our customers, and to national programs.

National Philanthropic Partner

We have a tradition of creating multi-year partnerships with a national charity to raise funds and public awareness for the organization. Our current national philanthropic partner is St. Jude Children’s Research Hospital. St. Jude is internationally recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national fundraising campaign called Thanks and Giving, the Domino’s Pizza system has contributed more than $3.8 million to St. Jude in the first four years of the partnership. In addition to raising funds, the Domino’s Pizza system has supported St. Jude through in-kind donations including hosting hospital-wide pizza parties for patients and their families. The Domino’s Pizza system also helps St. Jude build awareness through the inclusion of the St. Jude logo on millions of our pizza boxes and through a link on our consumer web site.

The Domino’s Pizza Partners Foundation

Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Completely funded by team member and franchise contributions, the foundation is a separate, not-for-profit organization that has disbursed $6.0 million since its inception, to meet the needs of team members facing crisis situations, ranging from fire, accidents, illness or other personal tragedies.

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

Research and development

We operate research and product development facilities at our World Resource Center in Ann Arbor, Michigan. Company-sponsored research and development activities, which include, among other things, testing new products for possible menu additions, are an important activity to us and our franchisees. We do not consider the amounts spent on research and development to be material.

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

Customers

The Company’s business is not dependent upon a single customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2005, 2006 or 2007.

Seasonal operations

The Company’s business is not typically seasonal.

Backlog orders

The Company has no backlog orders as of December 30, 2007.

Government contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial information about business segments and geographic areas

Financial information about international and United States markets and business segments is incorporated herein by reference to Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in Part II, Item 6., pages 25 through 27, Item 7., pages 28 through 39 and Item 8., pages 41 through 69, respectively of this Form 10-K.

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

We also compete on a broader scale with quick service and other international, national, regional and local restaurants. The overall food service market and the quick service restaurant sector are intensely competitive with respect to food quality, price, service, image, convenience and concept, and are often affected by changes in:

• consumer tastes;

• national, regional or local economic conditions;

• disposable purchasing power;

• demographic trends; and

• currency fluctuations to the extent international operations are involved.

We compete within the food service market and the quick service restaurant sector not only for customers, but also for management and hourly employees, suitable real estate sites and qualified franchisees. Our domestic supply chain segment is also subject to competition from outside suppliers. If other suppliers, who meet our qualification standards, were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our domestic supply chain centers, our financial condition, business and results of operations would be adversely affected.

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

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee benefit costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. The cheese block price per pound averaged $1.72 in 2007 and the estimated increase in Company-owned store food costs from a hypothetical $0.25 adverse change in the average cheese block price per pound would have been approximately $2.5 million in 2007. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are a function of the availability of labor. Food, including cheese costs, and labor represent approximately 50% to 60% of a typical Company-owned store’s cost of sales.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

As a result of the 2007 Recapitalization, we hold a substantial amount of indebtedness and are highly leveraged. As of December 30, 2007, our consolidated long-term indebtedness was $1.7 billion. We may also incur additional debt, which would not be prohibited under the terms of the securitized debt. Our substantial indebtedness and the fact that a large portion of our cash flow from operations must be used to make payments on our indebtedness could have important consequences to our business and our shareholders. For example, they could:

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

In addition, the financial and other covenants we agreed to with our lenders will limit our ability to incur additional indebtedness, make investments, pay dividends and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of repayment of all of our indebtedness.

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, if currently anticipated cost savings and operating improvements are not realized on schedule, in the amounts projected or at all, or if future borrowings are not available to us under our variable funding notes in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

The terms of our securitized debt financing of certain of our wholly-owned subsidiaries have restrictive terms and our failure to comply with any of these terms could put us in default, which would have an adverse effect on our business and prospects.

Unless and until we repay all outstanding borrowings under our securitized debt, we will remain subject to the restrictive terms of these borrowings. The securitized debt, under which certain of our wholly-owned subsidiaries issued and guaranteed senior and subordinated fixed rate notes and variable funding senior revolving notes, contain a number of significant covenants, including a debt service coverage calculation. These covenants limit the ability of certain of our subsidiaries to, among other things:

• sell assets;

• alter the business we conduct;

• engage in mergers, acquisitions and other business combinations;

• declare dividends or redeem or repurchase capital stock;

• incur, assume or permit to exist additional indebtedness or guarantees;

• make loans and investments;

• incur liens; and

• enter into transactions with affiliates.

The securitized debt also requires us to maintain a specified financial ratio at the end of each fiscal quarter. These restrictions could affect our ability to pay dividends or repurchase shares of our common stock. Our ability to meet this financial ratio can be affected by events beyond our control, and we may not satisfy such a test. A breach of this covenant could result in a rapid amortization event or default under the securitized debt. If amounts owed under the securitized debt are accelerated because of a default under the securitized debt and we are unable to pay such amounts, the insurers have the right to assume control of substantially all of the securitized assets.

We expect that, during the first five years following issuance, the senior notes will accrue interest at a fixed rate of 5.261% per year and the subordinated notes will accrue interest at a fixed rate of 7.629%. If we do not exercise either of our two one-year extension options following the five-year interest only period, our securitized debt will be subject to principal amortization and may also be subject to an increased interest rate if it is not repaid or refinanced. If we do exercise one or both extensions, then we may be subject to an increased interest rate.

If we are unable to refinance or repay amounts under the securitized debt prior to the expiration of the five-year interest-only term (six or seven-year interest-only term if we satisfy certain conditions and exercise one or both of our one-year extension elections), our cash flow would be directed to the repayment of the securitized debt and, other than a weekly servicing fee sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.

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

Any prolonged disruption in the operations of any of our dough manufacturing and supply chain centers could harm our business.

We operate 17 regional dough manufacturing and supply chain centers and one vegetable processing supply chain center in the contiguous United States and dough manufacturing and a total of six supply chain centers in Alaska, Hawaii and Canada. Our domestic dough manufacturing and supply chain centers service all of our Company-owned stores and over 98% of our domestic franchise stores. As a result, any prolonged disruption in the operations of any of these facilities, whether due to technical or labor difficulties, destruction or damage to the facility, real estate issues or other reasons, could adversely affect our business and operating results.

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

Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. We have been subject to these types of claims in the past, and we currently have reached a conditional settlement to a purported class action claim of this type in California relating to rest break and meal break compensation. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims, our business, financial condition and operating results could be harmed.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success in the highly competitive business of pizza delivery will continue to depend to a significant extent on our leadership team and other key management personnel. Other than with our Chairman and Chief Executive Officer, David A. Brandon, we do not have long-term employment agreements with any of our executive officers. As a result, we may not be able to retain our executive officers and key personnel or attract additional qualified management. Our success also will continue to depend on our ability to attract and retain qualified personnel to operate our stores, dough manufacturing and supply chain centers and international operations. The loss of these employees or our inability to recruit and retain qualified personnel could have a material adverse effect on our operating results.

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

Exchange rate fluctuations could have an adverse effect on our results of operations. Approximately 8.6%, 8.6% and 8.7% of our total revenues were derived from our international segment in 2005, 2006 and 2007, respectively, a majority of which were denominated in foreign currencies. Sales made by our stores outside the United States are denominated in the currency of the country in which the store is located, and this currency could become less valuable prior to conversion to U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the United States or lower profitability to our franchisees outside the United States, or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees.

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

A significant portion of our earnings comes from royalties generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide limited training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image and reputation may suffer, and our revenues and stock price could decline. While we try to ensure that our franchisees maintain the quality of our brand and branded products, our franchisees may take actions that adversely affect the value of our intellectual property or reputation. As of December 30, 2007, we had 1,243 domestic franchisees operating 4,584 domestic stores. Seven of these franchisees each operate over 50 domestic stores, including our largest domestic franchisee, which operates 143 stores, and the average franchisee operates three to four stores. In addition, our international master franchisees are generally responsible for the development of significantly more stores than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. Our largest international master franchisee operates 687 stores in five markets, which accounts for approximately 20% of our total international store count. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties, our business and results of operations would be adversely affected.

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

We have retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities. We are generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability. We are also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities. Total insurance limits under these retention programs vary depending upon the period covered and range up to $110.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation. These insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future our insurance premiums may increase and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain, insurance coverage could have a material adverse effect on our business, financial condition and results of operations. We are not required to, and do not, specifically set aside funds for our retention programs.

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

• changes in the cost or availability of our ingredients or labor; and

• foreign currency exposure.

As a result, our operational performance may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future.

Our current principal stockholders have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you may disagree.

Investment funds associated with Bain Capital, LLC together beneficially own approximately 28% of our outstanding common stock. In addition, two of our directors are representatives of investment funds associated with Bain Capital, LLC. As a result, these investment funds associated with Bain Capital, LLC have significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

We own four domestic Company-owned store buildings and five supply chain center buildings. We also own six store buildings that we lease to domestic franchisees. All other domestic Company-owned stores are leased by us, typically under five-year leases with one or two five-year renewal options. All other domestic supply chain centers are leased by us, typically under leases ranging between five and 15 years with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

Item 3. Legal Proceedings.

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include, without limitation, workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices and, specifically in California, wage and hour claims.

On June 10, 2003, Vega v. Domino’s Pizza LLC was filed, in Orange County Superior Court, alleging, among other things, that we failed to provide meal and rest breaks to our employees. On August 2, 2006, Rosello v. Domino’s Pizza LLC was filed, in Los Angeles County Superior Court, alleging similar claims as set out in the Vega lawsuit. On February 14, 2007 the two actions were consolidated in Orange County Superior Court. No determination with respect to class certification was made.

On September 11, 2007, the parties reached an out-of-court settlement, subject to the court’s approval, in which all claims in both Vega v. Domino’s Pizza LLC and Rosello v. Domino’s Pizza LLC will be dismissed. The hearing for final approval is set for May 22, 2008. As part of the conditional settlement, we agreed to pay $5.0 million to plaintiffs and their attorneys to resolve the disputes. The Company reserved $5.0 million in the second quarter of 2007 for these matters, which is reflected in general and administrative expense.

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

On October 4, 2007, the Company reached an out-of-court settlement with Jimenez and the ten other individual plaintiffs in which all claims will be dismissed. As part of the settlement, the Company paid $500,000 in 2007 to the plaintiffs and their attorneys to resolve the disputes, without admitting any liability.

On September 28, 2007, the Environmental Protection Agency filed an administrative claim and notice of opportunity for a hearing against the Company. The administrative complaint alleged certain violations of environmental regulations relating to an ammonia leak at one of the Company’s supply chain centers in November 2005 and proposes total penalties of $266,400. The violations listed in the administrative complaint relate to the alleged failure of the Company to timely notify certain governmental agencies of the leak as well as fines for the Company’s failure to timely supply miscellaneous paperwork relating to hazardous chemicals to such governmental agencies. The Company has completed its investigation and is attempting to negotiate a reasonable settlement.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 19, 2008, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 59,627,930 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.” Prior to our July 2004 initial public offering, there was no established public trading market for Domino’s Pizza, Inc.’s common stock.

The following table presents the high and low closing prices by quarter for Domino’s Pizza, Inc.’s common stock, as reported by the NYSE, and dividends declared per common share.

2006:	High	Low	Dividends Declared Per Share
First quarter (January 2, 2006 – March 26, 2006)	$28.58	$24.05	$0.12
Second quarter (March 27, 2006 – June 18, 2006)	28.75	23.06	0.12
Third quarter (June 19, 2006 – September 10, 2006)	24.81	21.84	0.12
Fourth quarter (September 11, 2006 – December 31, 2006)	28.36	24.48	0.12
2007:
First quarter (January 1, 2007 – March 25, 2007)	$32.38	$28.00	$-
Second quarter (March 26, 2007 – June 17, 2007)	33.66	18.82	13.50
Third quarter (June 18, 2007 – September 9, 2007)	21.21	15.80	-
Fourth quarter (September 10, 2007 – December 30, 2007)	17.56	12.75	-

On February 14, 2007, our board of directors discontinued our regular quarterly dividend. On April 17, 2007, our board of directors declared a $13.50 per share special cash dividend on its outstanding common stock totaling $846.4 million, which was paid on May 4, 2007 to stockholders of record at the close of business on April 27, 2007.

Our board of directors’ assessment of any future dividends will be made based on our projected future cash flows, our debt and other payment obligations, the benefits of retaining and reinvesting future cash flows and other factors our board of directors may deem relevant. Whether any future dividends are paid, and the actual amount of any dividends, will depend upon future earnings, results of operations, capital requirements, our financial condition and other factors. There can be no assurance as to the amount of free cash flow that we will generate in future years and, accordingly, dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of our board of directors.

As of February 19, 2008, there were 334 registered holders of record of Domino’s Pizza, Inc.’s common stock.

In connection with the 2007 Recapitalization, our board of directors approved an open market share repurchase program for up to $200.0 million of the Company’s common stock, which will be funded by future free cash flow and borrowings available under the variable funding notes.

The following table summarizes our repurchase activity during the fourth quarter ended December 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (September 10, 2007 to October 7, 2007)	153,500	$17.33	153,500	$179,352,723
Period #2 (October 8, 2007 to November 4, 2007)	879,350	$14.70	879,350	166,422,026
Period #3 (November 5, 2007 to December 2, 2007)	1,211,100	$13.82	1,211,100	149,682,573
Period #4 (December 3, 2007 to December 30, 2007)	317,400	$12.88	317,400	145,594,793

Total	2,561,350	$14.22	2,561,350	$145,594,793

The comparative stock performance line graph below compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. for the period of time from the commencement of trading on the New York Stock Exchange following our initial public offering, July 13, 2004, through December 30, 2007, with cumulative total return on (i) the Total Return Index for the New York Stock Exchange (the “NYSE Composite Index”), (ii) the Standard & Poors 500 Index, and (iii) the Peer Group Index. The companies which comprise the Peer Group Index reflect the Company’s scope of operations and the competitive market in the restaurant industry. The Peer Group Index is comprised of the following six companies: McDonald’s Corporation; YUM! Brands, Inc.; Papa Johns, Inc.; Wendy’s International, Inc.; Jack in the Box Inc.; and CKE Restaurants, Inc. This Index has been weighted by market capitalization of each component company. In addition, the Papa Johns, Inc., Jack in the Box Inc. and YUM! Brands, Inc. stock price during the timeframe of the performace graph has been retroactively adjusted for the stock splits that occurred. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the NYSE Composite Index, the Standard & Poors 500 Index and the Peer Group Index on July 13, 2004. Prior to July 13, 2004, the Company’s common stock was not registered under the Exchange Act.

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

	Fiscal year ended

(dollars in millions, except per share data)	December 28, 2003 (5)	January 2, 2005 (6)	January 1, 2006	December 31, 2006	December 30, 2007 (7)
Income statement data:
Revenues:
Domestic Company-owned stores	$375.4	$382.5	$401.0	$393.4	$394.6
Domestic franchise	144.5	155.0	161.9	157.7	158.1
Domestic stores	519.9	537.5	562.9	551.1	552.6
Domestic supply chain	717.1	792.0	819.1	762.8	783.3
International	96.4	117.0	129.6	123.4	126.9
Total revenues	1,333.3	1,446.5	1,511.6	1,437.3	1,462.9
Cost of sales	997.7	1,092.8	1,126.3	1,052.8	1,084.0
Operating margin	335.6	353.7	385.3	384.5	378.9
General and administrative expense	176.1	182.3	186.2	170.3	184.9
Income from operations	159.5	171.4	199.1	214.2	193.9
Interest income	0.4	0.6	0.8	1.2	5.3
Interest expense	(74.7)	(61.1)	(48.8)	(55.0)	(130.4)
Other (1)	(22.7)	(10.8)	22.1	-	(13.3)
Income before provision for income taxes	62.4	100.1	173.3	160.4	55.6
Provision for income taxes	23.4	37.8	65.0	54.2	17.7
Net income	$39.0	$62.3	$108.3	$106.2	$37.9
Net income (loss) available to common stockholders (2)	$(4.0)	$62.3	$108.3	$106.2	$37.9
Earnings (loss) per share:
Class L – basic	$10.26	$5.57	N/A	N/A	N/A
Class L – diluted	10.25	5.57	N/A	N/A	N/A
Common stock – basic	$(1.26)	$0.85	$1.62	$1.68	$0.61
Common stock – diluted	(1.26)	0.81	1.58	1.65	0.59
Dividends declared per share (3)	$-	$0.065	$0.40	$0.48	$13.50

Balance sheet data (at end of period):
Cash and cash equivalents	$46.4	$40.4	$66.9	$38.2	$11.3
Restricted cash	-	-	-	-	81.0
Working capital	(1.3)	(0.2)	4.0	11.1	51.4
Total assets	452.1	447.3	461.1	380.2	473.2
Total long-term debt, less current portion	941.2	755.4	702.4	740.1	1,704.8
Total debt	959.7	780.7	737.7	741.6	1,720.1
Total stockholders’ deficit	(718.0)	(549.9)	(511.0)	(564.9)	(1,450.1)

	Fiscal year ended

(dollars in millions)	December 28, 2003 (5)	January 2, 2005 (6)	January 1, 2006	December 31, 2006	December 30, 2007 (7)
Other financial data:
Depreciation and amortization	$29.8	$31.7	$32.4	$32.3	$31.2
Capital expenditures	29.2	39.8	28.7	20.2	42.4

Same store sales growth (4):
Domestic Company-owned stores	(1.7)%	0.1%	7.1%	(2.2)%	1.0%
Domestic franchise stores	1.7%	2.1%	4.6%	(4.4)%	(2.1)%
Domestic stores	1.3%	1.8%	4.9%	(4.1)%	(1.7)%
International stores	4.0%	5.9%	6.1%	4.0%	6.7%

Store counts (at end of period):
Domestic Company-owned stores	577	580	581	571	571
Domestic franchise stores	4,327	4,428	4,511	4,572	4,584
Domestic stores	4,904	5,008	5,092	5,143	5,155
International stores	2,523	2,749	2,987	3,223	3,469
Total stores	7,427	7,757	8,079	8,366	8,624

(1)	Included in Other for fiscal 2003 and 2004 are costs incurred in connection with debt retirements, including $20.4 million of bond tender fees in connection with the 2003 recapitalization and $9.0 million incurred in connection with the redemption of $109.1 million of senior subordinated notes as part of our 2004 IPO. Other for fiscal 2005 is comprised of a gain recognized on the sale of an equity investment. The fiscal 2007 other amount represents the premium paid to bond holders in the tender offer for the Domino’s, Inc. senior subordinated notes due 2011.

(2)	Net income (loss) available to common stockholders for fiscal year 2003 is comprised of consolidated net income less cumulative preferred stock dividends and accretion amounts.

(3)	We paid $188.3 million in dividends to shareholders as part of our recapitalization in 2003.

(4)

Same store sales growth is calculated including only sales from stores that also had sales in the comparable period of the prior year, but excluding sales from certain seasonal locations such as stadiums and concert arenas. International same store sales growth is calculated similarly to domestic same store sales growth. Changes in international same store sales are reported on a constant dollar basis which reflects changes in international local currency sales. The 53rd week in fiscal 2004 had no positive or negative impact on reported same store sales growth amounts.

(5)	In connection with our recapitalization in 2003, Domino’s, Inc. issued and sold $403.0 million aggregate principal amount at maturity of senior subordinated notes at a discount resulting in gross proceeds of $400.1 million and borrowed $610.0 million in term loans. We used the proceeds from the senior subordinated notes, borrowings from the term loans and cash from operations to retire $206.7 million principal amount of the then outstanding senior subordinated notes plus accrued interest and bond tender fees for $236.9 million, repay all amounts outstanding under the previous senior credit facility, redeem all of our outstanding preferred stock for $200.5 million and pay a dividend on our outstanding common stock of $188.3 million. Additionally, we expensed $15.7 million of related general and administrative expenses, comprised of compensation expenses, wrote-off $15.6 million of deferred financing costs to interest expense and expensed $20.4 million of bond tender fees in other expense. Total recapitalization related expenses were $51.7 million (pre-tax). We also recorded a $20.4 million deferred financing cost asset.

(6)	In connection with our IPO completed on July 16, 2004, Domino’s Pizza, Inc. issued and sold 9,375,000 shares resulting in net proceeds to us of approximately $119.6 million. These net proceeds were used to redeem, at a premium plus accrued interest, approximately $109.1 million aggregate principal amount of Domino’s, Inc. 8 1/4% senior subordinated notes. Immediately following the closing of the IPO, we had 68,653,626 shares of common stock outstanding. Additionally, in connection with the IPO, we used general funds to, among other things, distribute $16.9 million to our founder and former majority shareholder and his spouse for full payment of contingent notes then outstanding and pay $10.0 million to an affiliate of our principal stockholder, in connection with the termination of its management agreement with us, which was recorded in general and administrative expense. Additionally, the 2004 fiscal year includes 53 weeks, while the 2003, 2005, 2006 and 2007 fiscal years each include 52 weeks.

(7)

In connection with our recapitalization in 2007, Domino’s Pizza, Inc. borrowed $780.0 million under a bridge term loan facility. We used the proceeds from the borrowings under the bridge term loan facility to purchase 2,242 shares of common stock for approximately $0.1 million, repay $463.0 million principal amount of then outstanding borrowings under the 2003 term loans plus accrued interest and related fees and retire at a $13.3 million premium $273.6 million in aggregate principal amount of Domino’s, Inc. 8  1/4 % senior subordinated notes due 2011, representing substantially all of the outstanding senior subordinated notes plus accrued interest and related fees. We paid $22.3 million in fees in connection with obtaining the bridge loan facility and wrote off $9.5 million of deferred financing fees and bond discount as part of the 2003 term loan and senior subordinated notes repayments. Additionally, in connection with the recapitalization, we borrowed $1.7 billion of fixed rate notes and used the proceeds from the borrowings to repay in full the bridge term loan facility, capitalize certain new subsidiaries, pay $38.1 million of deferred financing fees, pay a special cash dividend on our outstanding common stock totaling $846.4 million and make a corresponding anti-dilution equivalent payment of $50.6 million on certain stock options. Total cash paid for common stock dividends and related anti-dilution payments totaled $897.0 million, of which $141.0 million was recorded as a reduction of additional paid-in capital and $756.0 million was recorded as an increase in retained deficit. In connection with the repayment of the bridge term loan facility, we wrote off $21.9 million of unamortized deferred financing fees. Additionally, we expensed $2.9 million of related general and administrative expenses, comprised of $1.6 million of legal, professional and other fees and expenses and $1.3 million of non-cash compensation expenses, of which $0.4 million related to the acceleration of vesting of certain stock options. Total recapitalization related expenses were $48.6 million (pre-tax).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve week quarters and one sixteen week quarter. Fiscal 2005, fiscal 2006 and fiscal 2007 each consisted of 52 weeks.

We are the number one pizza delivery company in the United States with an 18.9% share of the pizza delivery market based on reported consumer spending. We also have a leading international presence. We operate through a network of 571 Company-owned stores, all of which are in the United States, and 8,053 franchise stores located in all 50 states and in more than 55 countries. In addition, we operate 17 regional dough manufacturing and supply chain centers in the contiguous United States as well as six dough manufacturing and supply chain centers outside the contiguous United States.

Our financial results are driven largely by retail sales at our Company-owned and franchise stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase the related amounts. Retail sales drive Company-owned store revenues, royalty payments from franchisees and domestic supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the success of our marketing promotions and our ability to execute our store operating model and other business strategies.

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

In 2007, global retail sales, which are total retail sales at Company-owned and franchise stores worldwide, increased 6.6% as compared to 2006. This increase in global retail sales was driven by strong international same store sales growth as well as growth in worldwide store counts, offset in part by a decrease in domestic franchise same store sales. In 2006, global retail sales increased 2.0% as compared to 2005. This increase in global retail sales was driven by strong international same store sales growth as well as growth in worldwide store counts.

Revenues decreased $74.3 million or 4.9% in 2006 and increased $25.6 million or 1.8% in 2007. The decline in 2006 was due primarily to lower volumes in our domestic supply chain operations and lower food prices, primarily cheese and lower Company-owned store and international revenues. The increase in revenues in 2007 was largely due to higher domestic supply chain revenues, due primarily to higher food prices, including cheese. Worldwide store counts have increased from 7,757 at the beginning of 2005 to 8,624 at the end of 2007. This growth in store counts can be attributed to the growing global acceptance of our brand and our pizza delivery concept as well as the economics inherent in our system which attracts new franchisees and encourages existing franchisees to grow their business. Domestic same store sales increased 4.9% in 2005 and decreased 4.1% and 1.7% in 2006 and 2007, respectively. International same store sales increased 6.1%, 4.0% and 6.7% during the same periods. The Company’s domestic same store sales results in 2006 and 2007 reflected a weak consumer environment and the underperformance of our product and promotional offerings during those years. Internationally, same stores sales growth continues to result from the growing acceptance of delivered pizza around the globe and the successful execution of the concept.

Income from operations increased 7.6%, from $199.1 million in 2005 to $214.2 million in 2006 and decreased 9.5% in 2007 to $193.9 million. The growth in income from operations in 2006 was primarily the result of increases in global retail sales and related profits from domestic supply chain operations, as well as decreases in general and administrative expenses. The decline in income from operations in 2007 was primarily the result of lower profits from the domestic stores and domestic supply chain operations, as well as certain recapitalization-related expenses. Net income declined 1.9% from $108.3 million in 2005 to $106.2 million in 2006 and declined 64.3% from 2006 to $37.9 million in 2007. The decline in net income in 2007 was primarily due to a $75.4 million increase in interest expense in 2007 due primarily to higher average outstanding debt balances offset in part by lower average borrowing rates, both the result of the Company’s recapitalization and the aforementioned decrease in income from operations. Net income was also negatively impacted in 2007 by $13.3 million of other expense related to the premium paid to repurchase and retire the senior subordinated notes that were tendered in the debt tender offer in connection with the 2007 recapitalization.

We are highly leveraged primarily as the result of recapitalizations in 1998, 2003 and 2007. As of December 30, 2007, consolidated long-term debt was $1.7 billion. Since 1998, a large portion of our cash flows provided from operations has been used to make principal and interest payments on our indebtedness as well as distributions to shareholders in the form of dividends and stock repurchases. Our securitized debt requires no principal payments until anticipated maturity in 2012. Overall, we believe that our ability to consistently produce significant free cash flows allows us the flexibility not only to service our significant debt but also to invest in our growing business as well as return cash to our shareholders.

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

Revenue recognition. We earn revenues through our network of domestic Company-owned and franchise stores, dough manufacturing and supply chain centers and international operations. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchise stores are recognized as revenues when the items are delivered to or carried out by customers. Sales of food from our supply chain centers are recognized as revenues upon delivery of the food to franchisees while sales of equipment and supplies are generally recognized as revenues upon shipment of the related products to franchisees.

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

Long-lived and intangible assets. We record long-lived assets, including property, plant and equipment and capitalized software, at cost. For acquisitions of franchise operations, we estimate the fair values of the assets and liabilities acquired based on physical inspection of assets, historical experience and other information available to us regarding the acquisition. We depreciate and amortize long-lived assets using useful lives determined by us based on historical experience and other information available to us. We review long-lived assets for impairment when events or circumstances indicate that the related amounts might be impaired. When required, we perform related impairment tests on a market-level basis for Company-owned stores. At December 30, 2007, we determined that our long-lived assets were not impaired. However, if our future operating performance were to deteriorate, we may be required to recognize an impairment charge.

We evaluate goodwill annually for impairment by comparing the fair value of our reporting units to their carrying values. A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment. At December 30, 2007, the fair value of our business operations with associated goodwill exceeded their recorded carrying value, including the related goodwill. However, if the future performance of our domestic Company-owned stores or domestic supply chain operations were to deteriorate, we may be required to recognize a goodwill impairment charge.

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

Same Store Sales Growth

	2005	2006	2007
Domestic Company-owned stores	7.1%	(2.2)%	1.0%
Domestic franchise stores	4.6%	(4.4)%	(2.1)%
Domestic stores	4.9%	(4.1)%	(1.7)%

International stores	6.1%	4.0%	6.7%

Store Growth Activity

	Domestic Company-owned Stores	Domestic Franchise	Domestic Stores	International Stores	Total
Store count at January 2, 2005	580	4,428	5,008	2,749	7,757
Openings	10	162	172	292	464
Closings	(3)	(85)	(88)	(54)	(142)
Transfers	(6)	6	-	-	-
Store count at January 1, 2006	581	4,511	5,092	2,987	8,079
Openings	7	119	126	276	402
Closings	(3)	(72)	(75)	(40)	(115)
Transfers	(14)	14	-	-	-
Store count at December 31, 2006	571	4,572	5,143	3,223	8,366
Openings	13	125	138	289	427
Closings	(7)	(119)	(126)	(43)	(169)
Transfers	(6)	6	-	-	-
Store count at December 30, 2007	571	4,584	5,155	3,469	8,624

Income Statement Data

(dollars in millions)	2005		2006		2007
Domestic Company-owned stores	$401.0		$393.4		$394.6
Domestic franchise	161.9		157.7		158.1
Domestic supply chain	819.1		762.8		783.3
International	129.6		123.4		126.9
Total revenues	1,511.6	100.0%	1,437.3	100.0%	1,462.9	100.0%

Domestic Company-owned stores	319.1		312.1		317.7
Domestic supply chain	739.3		681.7		710.9
International	67.9		59.0		55.4
Cost of sales	1,126.3	74.5%	1,052.8	73.2%	1,084.0	74.1%

Operating margin	385.3	25.5%	384.5	26.8%	378.9	25.9%
General and administrative	186.2	12.3%	170.3	11.9%	184.9	12.6%
Income from operations	199.1	13.2%	214.2	14.9%	193.9	13.3%
Interest expense, net	(47.9)	(3.2)%	(53.8)	(3.7)%	(125.1)	(8.6)%
Other	22.1	1.5%	-	-	(13.3)	(0.9)%
Income before provision for income taxes	173.3	11.5%	160.4	11.2%	55.6	3.8%
Provision for income taxes	65.0	4.3%	54.2	3.8%	17.7	1.2%
Net income	$108.3	7.2%	$106.2	7.4%	$37.9	2.6%

2007 compared to 2006

(tabular amounts in millions, except percentages)

Revenues. Revenues include retail sales by Company-owned stores, royalties from domestic and international franchise stores and sales of food, equipment and supplies by our supply chain centers to certain domestic and international franchise stores.

Consolidated revenues increased $25.6 million or 1.8% in 2007. This increase in revenues was due primarily to higher domestic supply chain revenues related to higher food prices, primarily cheese, as well as higher international revenues. These increases in revenues are more fully described below.

Domestic stores. Domestic stores revenues are comprised of retail sales from domestic Company-owned store operations and royalties from retail sales at domestic franchise stores, as summarized in the following table.

	2006		2007
Domestic Company-owned stores	$393.4	71.4%	$394.6	71.4%
Domestic franchise	157.7	28.6%	158.1	28.6%
Total domestic stores revenues	$551.1	100.0%	$552.6	100.0%

Domestic stores revenues increased $1.5 million or 0.3% in 2007. This increase was due primarily to higher domestic Company-owned same store sales and an increase in the average number of domestic stores open during 2007, offset in part by lower domestic franchise same store sales. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations increased $1.2 million or 0.3% in 2007. This increase was due primarily to higher same store sales. Domestic Company-owned same store sales increased 1.0% in 2007 compared to 2006. There were 571 domestic Company-owned stores in operation as of December 31, 2006 and December 30, 2007.

Domestic franchise. Revenues from domestic franchise operations increased $0.4 million or 0.2% in 2007. This increase was due primarily to a slightly higher average royalty rate and an increase in the average number of domestic franchise stores open during 2007, offset in part by lower same store sales. There were 4,572 and 4,584 domestic franchise stores in operation as of December 31, 2006 and December 30, 2007, respectively. Domestic franchise same store sales decreased 2.1% in 2007 compared to 2006.

Domestic supply chain. Revenues from domestic supply chain operations increased $20.5 million or 2.7% in 2007. This increase was due primarily to increases in cheese prices, offset in part by lower volumes related to decreases in domestic franchise same store sales. Cheese prices positively impacted revenues by approximately $51.8 million in 2007.

International. Revenues from international operations increased $3.5 million or 2.8% in 2007. This increase was due primarily to higher royalty revenues due to increases in same store sales and the average number of international stores open during 2007, offset in part by the sale of Company-owned operations in France and the Netherlands in 2006. On a constant dollar basis, same store sales increased 6.7% in 2007 compared to 2006. On a historical dollar basis, same store sales increased 12.3% in 2007 compared to 2006, reflecting a generally weaker U.S. dollar in those markets in which we compete. There were 3,223 and 3,469 international stores in operation as of December 31, 2006 and December 30, 2007, respectively.

Cost of sales / Operating margin. Consolidated cost of sales is comprised primarily of Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, decreased $5.6 million or 1.5% in 2007, as summarized in the following table.

	2006		2007
Consolidated revenues	$1,437.3	100.0%	$1,462.9	100.0%
Consolidated cost of sales	1,052.8	73.2%	1,084.0	74.1%
Consolidated operating margin	$384.5	26.8%	$378.9	25.9%

The $5.6 million decrease in consolidated operating margin was due primarily to lower margins at our Company-owned stores and domestic supply chain operations, offset in part by higher margins in our international business.

As a percentage of total revenues, our consolidated operating margin decreased primarily as a result of a market increase in overall food prices, primarily cheese, which negatively impacted our domestic supply chain operating margins as a percentage of revenues. Additionally, the Company-owned store operating margin was impacted by higher labor, while lower domestic franchise same store sales generated lower domestic supply chain volumes. These decreases were offset in part by improvements in the operating margins in our international operations. Changes in the operating margin at our domestic Company-owned store operations and our domestic supply chain operations are more fully described below.

Domestic Company-owned stores. The domestic Company-owned store operating margin decreased $4.4 million or 5.4% in 2007, as summarized in the following table.

	2006		2007
Revenues	$393.4	100.0%	$394.6	100.0%
Cost of sales	312.1	79.3%	317.7	80.5%
Store operating margin	$81.3	20.7%	$76.9	19.5%

The $4.4 million decrease in the domestic Company-owned store operating margin was due primarily to higher labor and ordering costs offset, in part, by higher same store sales.

As a percentage of store revenues, food costs decreased 0.1 percentage points to 26.1% in 2007, due primarily to increased pricing and the positive impact of derivative contracts offset in part by a market increase in food prices, primarily cheese. The cheese block price per pound averaged $1.72 in 2007 compared to $1.24 in 2006.

As a percentage of store revenues, labor costs increased 0.7 percentage points to 30.8% in 2007, due primarily to higher average wage rates during 2007.

Domestic supply chain. The domestic supply chain operating margin decreased $8.7 million or 10.7% in 2007, as summarized in the following table.

	2006		2007
Revenues	$762.8	100.0%	$783.3	100.0%
Cost of sales	681.7	89.4%	710.9	90.8%
Domestic supply chain operating margin	$81.1	10.6%	$72.4	9.2%

The $8.7 million decrease in the domestic supply chain operating margin was due primarily to lower volumes, offset in part by lower labor costs.

As a percentage of domestic supply chain revenues, the domestic supply chain operating margin decreased primarily as a result of higher food prices, primarily cheese and to a lesser extent wheat, and lower volumes as a result of lower domestic franchise same store sales. These decreases were offset in part by lower variable labor costs. Increases in certain food prices, including cheese, have a negative effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items, including cheese. Had the 2007 cheese prices been in effect during 2006, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.0% for 2006, resulting in a domestic supply chain operating margin decrease of 0.8 percentage points in 2007.

General and administrative expenses. General and administrative expenses increased $14.6 million or 8.6% in 2007. As a percentage of total revenues, general and administrative expenses increased 0.7 percentage points to 12.6% in 2007. These increases were due primarily to a $5.0 million reserve recorded in 2007 related to certain legal matters in California and general and administrative expenses recorded in connection with the Company’s recapitalization.

Interest income. Interest income increased $4.1 million to $5.3 million in 2007. This increase was due to carrying higher average cash balances as a result of the Company’s recapitalization.

Interest expense. Interest expense increased $75.4 million to $130.4 million in 2007. This increase in interest expense was due primarily to higher average outstanding debt balances in 2007 offset in part by lower average borrowing rates, both the result of the Company’s recapitalization. Interest expense was also negatively impacted by a $21.9 million write-off of deferred financing fees related to the Company’s recapitalization, a $9.5 million write-off of deferred financing fees and bond discount related to the extinguishment of debt and $2.5 million of additional interest expense, net incurred in connection with the settlement of interest rate derivatives.

Our average outstanding borrowings increased $671.7 million to approximately $1.4 billion in 2007. Our cash borrowing rate decreased 0.3 percentage points to 6.1% in 2007 compared to 2006.

Other. The other amount of $13.3 million in 2007 represents the premium paid to repurchase and retire the senior subordinated notes that were tendered in the debt tender offer in connection with the Company’s recapitalization.

Provision for income taxes. Provision for income taxes decreased $36.5 million to $17.7 million in 2007, due primarily to a decrease in pre-tax income. The Company’s effective income tax rate decreased 2.0 percentage points to 31.8% of pre-tax income in 2007, due primarily to reserve adjustments related to the settlement of state income tax matters.

Summary of Recapitalization Expenses. The following table presents total recapitalization-related expenses incurred during fiscal 2007. These expenses, presented pre-tax and in addition to additional ongoing interest expense resulting from higher borrowings, affect comparability between the periods presented for 2007 and 2006.

(in millions)	Fiscal 2007
2007 recapitalization-related expenses:
General and administrative expenses (1)	$2.9
Additional interest income on recapitalization funds (2)	(1.5)
Additional interest expense (3)	33.9
Premium on bond extinguishment (4)	13.3

Total of 2007 recapitalization-related expenses	$48.6

(1)	Primarily includes stock compensation expenses, payroll taxes related to the payments made to certain stock option holders and legal and professional fees incurred in connection with the recapitalization, including the tender offers for Domino’s Pizza, Inc. common stock and Domino’s, Inc. senior subordinated notes due 2011.

(2)	Includes tax-exempt interest income that was earned on funds received in connection with the recapitalization prior to disbursement of the funds.

(3)	Includes the write-off of deferred financing fees and bond discount related to extinguished debt as well as net expense incurred in connection with the settlement of interest rate derivatives.

(4)	Represents the premium paid to bond holders in the tender offer for the Domino’s, Inc. senior subordinated notes due 2011 which is recorded as other expense in the Company’s consolidated statement of income.

2006 compared to 2005

(tabular amounts in millions, except percentages)

Revenues. Consolidated revenues decreased $74.3 million or 4.9% in 2006. This decrease in revenues was due primarily to lower volumes in our supply chain business related to decreases in domestic franchise same store sales, and lower food prices, primarily cheese, as well as lower Company-owned store and international revenues. These decreases in revenues are more fully described below.

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

Domestic supply chain. Revenues from domestic supply operations decreased $56.3 million or 6.9% in 2006. This decrease was due primarily to decreases in cheese prices, as well as lower volumes related to decreases in domestic franchise same store sales. Cheese prices negatively impacted revenues by approximately $35.6 million in 2006.

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

The $0.8 million decrease in consolidated operating margin was due primarily to lower margins at our Company-owned stores and lower domestic franchise royalty revenues, offset in part by higher margins in our international business and improved margins in our domestic supply chain operations. Franchise revenues do not have a cost of sales component and, as a result, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, our consolidated operating margin increased primarily as a result of a market decrease in overall food prices, primarily cheese, which benefited both domestic Company-owned store and domestic supply chain operating margins as a percentage of revenues, as well as improvements in the operating margins in our international operations. These increases were offset in part by lower domestic same store sales, which generated lower domestic franchise royalty revenues, lower domestic supply chain volumes and lower domestic Company-owned store revenues. Changes in the operating margin at our domestic Company-owned store operations and our domestic supply chain operations are more fully described below.

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

As a percentage of store revenues, insurance costs decreased 0.3 percentage points to 3.1% in 2006, due primarily to improved loss experience.

Domestic supply chain. The domestic supply chain operating margin increased $1.3 million or 1.6% in 2006, as summarized in the following table.

	2005		2006
Revenues	$819.1	100.0%	$762.8	100.0%
Cost of sales	739.3	90.3%	681.7	89.4%
Domestic supply chain operating margin	$79.8	9.7%	$81.1	10.6%

The $1.3 million increase in the domestic supply chain operating margin was due primarily to lower food and labor costs.

As a percentage of domestic supply chain revenues, the domestic supply chain operating margin increased primarily as a result lower food prices, primarily cheese, offset in part by lower volumes as a result of lower domestic franchise same store sales. Decreases in certain food prices, including cheese, have a positive effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items, including cheese. Had the 2006 cheese prices been in effect during 2005, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.2% for 2005, resulting in a domestic supply chain operating margin increase of 0.4 percentage points in 2006.

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

Liquidity and capital resources

As of December 30, 2007, we had working capital of $51.4 million and total unrestricted cash and cash equivalents of $11.3 million. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to service our debt obligations, invest in our business and repurchase common stock, reduce our working capital amounts. As of December 30, 2007, the Company had approximately $39.6 million of cash held for future interest payments, $26.4 million cash held in interest reserves, and $15.0 million cash held for capitalization of new entities for a total of $81.0 million of restricted cash that is related to the Company’s recapitalization. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our variable funding notes. We have historically funded capital expenditures and debt repayments from these sources and expect to in the future. We did not have any material commitments for capital expenditures as of December 30, 2007.

As of December 30, 2007, we had $1.7 billion of long-term debt, of which $15.3 million was classified as a current liability. At December 30, 2007, we had borrowings of $102.6 million available under our $150.0 million securitized financing facility, net of letters of credit issued of $32.4 million and outstanding borrowings of $15.0 million. These letters of credit primarily relate to our insurance programs and supply chain center leases. Borrowings under the securitized financing facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $84.2 million, $133.0 million and $141.2 million in 2007, 2006 and 2005, respectively. The $8.2 million decrease in 2006 was due primarily to a $21.2 million net change in operating assets and liabilities, due primarily to the timing of payment of current operating liabilities, and a $2.1 million decrease in net income. These decreases in 2006 were offset in part by a $16.3 million decrease in gains on the sale/disposal of assets, due primarily to the sale of an equity investment in an international master franchisee in 2005. The $48.8 million decrease in 2007 was due primarily to a $68.3 million decrease in net income, primarily as a result of our recapitalization and a $17.8 million net change in operating assets and liabilities. These decreases were offset in part by a $35.2 million increase in amortization and write-off of deferred financing costs and debt discount, due primarily to the write-off of deferred financing costs in connection with the debt extinguishments as part of our 2007 recapitalization, and a $3.2 million increase in non-cash compensation expense.

Cash used in investing activities was $109.5 million and $5.9 million in 2007 and 2006, respectively. Cash provided by investing activities was $0.1 million in 2005. The $6.0 million net change in 2006 was due primarily to a $25.5 million decrease in proceeds from the sale of equity investments, due to the sale of an equity investment in an international master franchisee in 2005, offset in part by a $10.5 million increase in proceeds from the sale of property, plant and equipment, due primarily from the sale of Company-owned operations in France and the Netherlands in 2006, and an $8.5 million decrease in capital expenditures, due primarily to increased spending in 2005 related to the renovation of our world headquarters. The $103.6 million increase in 2007 was due primarily to a $81.0 million increase in restricted cash related to our 2007 recapitalization, a $22.2 million increase in capital expenditures due primarily to the purchase of an aircraft and a $1.0 million decrease in proceeds from the sale of property, plant and equipment, which was due primarily to the sale of the France and Netherlands operations in 2006, offset in part by proceeds from the sale of a corporate aircraft in 2007.

Cash used in financing activities was $1.6 million, $155.8 million and $114.6 million in 2007, 2006 and 2005, respectively. The $41.2 million increase in 2006 was due primarily to a $70.0 million increase in purchases of common stock, a $14.9 million increase in repayments of long-term debt and capital lease obligations and a $16.4 million decrease in tax benefit of stock options. These increases in 2006 were offset in part by a $60.0 million increase in proceeds from the issuance of long-term debt. The $154.2 million decrease in 2007 was due primarily to $2.4 billion increase in proceeds from issuance of long-term debt, a $90.5 million decrease in repurchases of common stock and a $17.0 million increase in tax benefit from stock options, offset in part by a $1.5 billion increase in repayments of long-term debt and capital lease obligations, a $867.1 million increase in common stock dividends and equivalents and a $60.1 milion increase in cash paid for financing costs.

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

On April 16, 2007, a wholly-owned subsidiary of Domino’s Pizza LLC and three of its wholly-owned subsidiaries completed an asset-backed securitization (ABS) by co-issuing a $1.85 billion facility in a private transaction consisting of $1.6 billion of 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 (Class A-2 Notes), $100.0 million of 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 (Class M-1 Notes and collectively with Class A-2 Notes, the Fixed Rate Notes) and $150.0 million of Variable Rate Series 2007-1 Senior Variable Funding Notes, Class A-1 (the Variable Funding Notes). Gross proceeds from the issuance of the Fixed Rate Notes were $1.7 billion. The Variable Funding Notes were undrawn upon at issuance. The Company used a portion of the Fixed Rate Note proceeds to (i) repay in full all outstanding bridge term loans and terminate the bridge facility credit agreement, (ii) capitalize certain new subsidiaries, and (iii) pay $38.1 million of ABS debt financing fees. The Company concurrently wrote-off the unamortized deferred financing fees related to the previously outstanding bridge facility credit agreement of approximately $21.9 million.

Additionally, during the second quarter of 2007, the Company settled its then outstanding five-year forward starting interest rate swap agreement with a total notional amount of $1.25 billion. This interest rate swap agreement was settled in cash for $11.5 million, in accordance with its terms, concurrent with the issuance of the securitized debt. In connection with this settlement, the other comprehensive income amount was adjusted for the after-tax net settlement amount of $7.1 million which will be amortized into interest expense over the five year term of the securitized debt.

The Senior Notes will accrue interest at a fixed rate of 5.261% per year and the Subordinated Notes will accrue interest at a fixed rate of 7.629%. Accrued interest is due and payable quarterly, commencing on October 25, 2007. The Fixed Rate Notes require no annual principal payments and the anticipated repayment date is April 25, 2012, with legal final maturity on April 27, 2037. The Fixed Rate Notes are subject to certain financial covenants, including a debt service coverage calculation, as defined in the related agreements.

Additionally, the Board of Directors approved an open market share repurchase program for up to $200.0 million of the Company’s common stock, which will be funded by future free cash flows and borrowings available under the Variable Funding Notes. The Company used approximately $54.4 million in 2007 for share repurchases under this program.

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

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2005, 2006 or 2007. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company has not determined the impact, if any, from the adoption of this new accounting pronouncement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, from the adoption of this new accounting pronouncement on its financial statements.

Contractual obligations

The following is a summary of our significant contractual obligations at December 30, 2007.

(dollars in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt:
Principal (1)	$15.0	$-	$-	$-	$1,700.0	$-	$1,715.0
Interest (2)	103.0	103.0	103.0	103.0	32.6	-	444.6
Capital lease	0.7	0.7	0.7	0.7	0.7	4.2	7.9
Operating leases (3)	39.6	35.5	30.0	24.3	17.3	27.7	174.3

(1)	The long-term debt contractual obligations included above differ from the long-term debt amounts reported in our consolidated financial statements as the above amounts do not include the effect of unamortized debt discounts of approximately $53,000 at December 30, 2007. Additionally, the principal portion of the capital lease obligation amounts above, which totaled $5.1 million at December 30, 2007, are classified as debt in our consolidated financial statements.

(2)	The interest rate on our variable funding notes is based on a commercial paper rate plus 0.5%. The interest rate on Class A-2 notes is fixed at 5.261% per year. The interest rate on our Class M-1 notes is fixed at 7.269%. If the securitized debt is refinanced, interest rates may be equal to or higher than the current stated rates.

(3)	We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center, which is our corporate headquarters, under leases with expiration dates through 2019.

Off-balance sheet arrangements

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit as of December 30, 2007 were $32.4 million and relate to our insurance programs and supply chain center leases. The Company has also guaranteed borrowings of third parties of approximately $525,000 as of December 30, 2007.

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

• our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our   stores and supply chain centers with qualified personnel;

• our ability to pay principal and interest on our substantial debt;

• our ability to find and/or retain suitable real estate for our stores and supply chain centers;

• adverse legislation or regulation;

• adverse legal judgments or settlements;

• our ability to pay dividends;

• changes in consumer taste, demographic trends and traffic patterns;

• our reduced public float as a result of the shares tendered that we purchased in the equity tender offer;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

Prior to our recapitalization that was completed in April 2007, we were exposed to market risk from interest rate changes on our variable rate debt. Management actively monitored this exposure. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the April 2007 recapitalization, we issued fixed rate notes and, at December 30, 2007, we are only exposed to interest rate risk on borrowings under our variable funding notes. As of December 30, 2007, we had $15.0 million in variable funding note borrowings.

We are exposed to market risks from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. We may periodically enter into financial instruments to manage this risk. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use forward pricing agreements with our suppliers, they always cover our physical commodity needs, are not net-settled and are accounted for as normal purchases.

Interest rate derivatives

We have historically entered into interest rate swaps, collars or similar instruments with the objective of managing volatility relating to our borrowing costs.

On February 12, 2007, the Company entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion to hedge the interest rate variability of the coupon payments associated with the issuance of $1.85 billion of securitized debt in connection with the recapitalization. On April 16, 2007, the swap agreement was settled in cash for $11.5 million, in accordance with its terms, concurrent with the issuance of the securitized debt. In connection with this settlement, the other comprehensive income amount was adjusted for the after-tax net settlement amount of $7.1 million which will be amortized into interest expense over the five year term of the securitized debt. At December 30, 2007, the Company does not have any interest rate derivatives outstanding.

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 8.6%, 8.6% and 8.7% of our total revenues in 2005, 2006 and 2007, respectively, were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency. We do not enter into financial instruments to manage this foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Domino’s Pizza, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Domino’s Pizza, Inc. and its subsidiaries at December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9(A). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

February 26, 2008

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	December 31, 2006	December 30, 2007
CURRENT ASSETS:
Cash and cash equivalents	$38,222	$11,344
Restricted cash	-	80,951
Accounts receivable, net of reserves of $1,692 in 2006 and $3,698 in 2007	65,697	68,446
Inventories	22,803	24,931
Notes receivable, net of reserves of $460 in 2006 and $538 in 2007	994	440
Prepaid expenses and other	13,835	11,098
Advertising fund assets, restricted	18,880	20,683
Deferred income taxes	5,874	8,989

Total current assets	166,305	226,882

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	21,831	21,899
Leasehold and other improvements	83,503	86,909
Equipment	162,142	176,667
Construction in progress	2,132	2,361

	269,608	287,836
Accumulated depreciation and amortization	(152,464)	(164,946)

Property, plant and equipment, net	117,144	122,890

OTHER ASSETS:
Investments in marketable securities, restricted	1,340	1,924
Notes receivable, less current portion, net of reserves of $718 in 2006 and $878 in 2007	576	740
Deferred financing costs, net of accumulated amortization of $8,273 in 2006 and $4,944 in 2007	8,770	33,139
Goodwill	21,319	20,772
Capitalized software, net of accumulated amortization of $38,583 in 2006 and $44,197 in 2007	16,142	10,130
Other assets, net of accumulated amortization of $2,340 in 2006 and $2,732 in 2007	8,625	10,877
Deferred income taxes	39,982	45,810

Total other assets	96,754	123,392

Total assets	$380,203	$473,164

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	December 31, 2006	December 30, 2007
CURRENT LIABILITIES:
Current portion of long-term debt	$1,477	$15,312
Accounts payable	55,036	60,411
Accrued compensation	21,693	13,330
Accrued interest	19,499	18,700
Accrued income taxes	786	1,583
Insurance reserves	8,979	9,134
Advertising fund liabilities	18,880	20,683
Other accrued liabilities	28,851	36,355

Total current liabilities	155,201	175,508

LONG-TERM LIABILITIES:
Long-term debt, less current portion	740,120	1,704,771
Insurance reserves	22,054	20,459
Other accrued liabilities	27,721	22,565

Total long-term liabilities	789,895	1,747,795

Total liabilities	945,096	1,923,303

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 62,450,804 in 2006 and 59,665,087 in 2007 issued and outstanding	625	597
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	-	-
Additional paid-in capital	133,936	-
Retained deficit	(701,520)	(1,444,938)
Accumulated other comprehensive income (loss)	2,066	(5,798)

Total stockholders’ deficit	(564,893)	(1,450,139)

Total liabilities and stockholders’ deficit	$380,203	$473,164

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	January 1, 2006	December 31, 2006	December 30, 2007
REVENUES:
Domestic Company-owned stores	$401,008	$393,406	$394,585
Domestic franchise	161,857	157,741	158,050
Domestic supply chain	819,097	762,782	783,330
International	129,635	123,390	126,905

Total revenues	1,511,597	1,437,319	1,462,870

COST OF SALES:
Domestic Company-owned stores	319,072	312,130	317,730
Domestic supply chain	739,300	681,700	710,894
International	67,937	58,958	55,392

Total cost of sales	1,126,309	1,052,788	1,084,016

OPERATING MARGIN	385,288	384,531	378,854

GENERAL AND ADMINISTRATIVE	186,184	170,334	184,944

INCOME FROM OPERATIONS	199,104	214,197	193,910

INTEREST INCOME	818	1,239	5,317

INTEREST EXPENSE	(48,755)	(55,011)	(130,374)

OTHER	22,084	-	(13,294)

INCOME BEFORE PROVISION FOR INCOME TAXES	173,251	160,425	55,559

PROVISION FOR INCOME TAXES	64,969	54,198	17,677

NET INCOME	$108,282	$106,227	$37,882

EARNINGS PER SHARE:

Common Stock – basic	$1.62	$1.68	$0.61
Common Stock – diluted	$1.58	$1.65	$0.59

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	January 1, 2006	December 31, 2006	December 30, 2007
NET INCOME	$108,282	$106,227	$37,882

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:

Currency translation adjustment	(1,780)	592	356
Unrealized gains (losses) on derivative instruments	5,546	1,869	(13,516)
Reclassification adjustment for (gains) losses included in net income	(2,647)	(8,508)	258

	1,119	(6,047)	(12,902)

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS)	(1,076)	1,559	5,038

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	43	(4,488)	(7,864)

COMPREHENSIVE INCOME	$108,325	$101,739	$30,018

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Currency Translation Adjustment	Fair Value of Derivative Instruments

BALANCE AT JANUARY 2, 2005	68,686,585	$687	$302,413	$(859,289)	$(202)	$3,706	$2,805

Net income	-	-	-	108,282	-	-	-
Capital contribution and other	-	-	532	-	-	-	-
Common stock dividends	-	-	-	(26,899)	-	-	-
Issuance of common stock	63,651	1	1,083	-	-	-	-
Purchase of common stock	(4,409,171)	(44)	(74,956)	-	-	-	-
Exercise of stock options	2,843,269	28	5,525	-	-	-	-
Tax benefit related to stock options	-	-	21,504	-	-	-	-
Non-cash compensation expense	-	-	3,746	-	50	-	-
Reclassification of deferred stock compensation	-	-	(152)	-	152	-	-
Currency translation adjustment	-	-	-	-	-	(1,780)	-
Unrealized gains on derivative instruments, net of tax	-	-	-	-	-	-	3,464
Reclassification adjustment for gains on derivative instruments included in net income, net of tax	-	-	-	-	-	-	(1,641)

BALANCE AT JANUARY 1, 2006	67,184,334	672	259,695	(777,906)	-	1,926	4,628

Net income	-	-	-	106,227	-	-	-
Common stock dividends	-	-	-	(29,841)	-	-	-
Issuance of common stock	191,170	2	4,639	-	-	-	-
Purchase of common stock	(5,624,602)	(56)	(144,944)	-	-	-	-
Exercise of stock options	699,902	7	4,895	-	-	-	-
Tax benefit related to stock options	-	-	5,075	-	-	-	-
Non-cash compensation expense	-	-	5,218	-	-	-	-
Other	-	-	(642)	-	-	-	-
Currency translation adjustment	-	-	-	-	-	(1,847)	-
Unrealized gains on derivative instruments, net of tax	-	-	-	-	-	-	1,159
Reclassification adjustment for gains on derivative instruments included in net income, net of tax	-	-	-	-	-	-	(3,800)

BALANCE AT DECEMBER 31, 2006	62,450,804	625	133,936	(701,520)	-	79	1,987
Net income	-	-	-	37,882	-	-	-
Common stock dividends and equivalents	-	-	(140,946)	(756,026)	-	-	-
Issuance of common stock	288,172	3	5,721	-	-	-	-
Purchase of common stock	(3,616,552)	(36)	(29,324)	(25,188)	-	-	-
Exercise of stock options	542,663	5	4,664	-	-	-	-
Tax benefit related to stock options	-	-	22,113	-	-	-	-
Non-cash compensation expense	-	-	8,405	-	-	-	-
Other	-	-	(4,569)	(86)	-	-	-
Currency translation adjustment	-	-	-	-	-	356	-
Unrealized losses on derivative instruments, net of tax	-	-	-	-	-	-	(8,380)
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	-	160

BALANCE AT DECEMBER 30, 2007	59,665,087	$597	$-	$(1,444,938)	$-	$435	$(6,233)

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 1, 2006	December 31, 2006	December 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$108,282	$106,227	$37,882
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	32,415	32,266	31,176
Provision (benefit) for losses on accounts and notes receivable	1,254	(728)	2,358
Gains on sale/disposal of assets	(18,998)	(2,678)	(766)
Provision (benefit) for deferred income taxes	308	(615)	(5,564)
Amortization of deferred financing costs, debt discount and other	3,020	3,380	38,612
Non-cash compensation expense	3,796	5,218	8,405
Changes in operating assets and liabilities-
Decrease (increase) in accounts receivable	(3,290)	687	(4,337)
Decrease (increase) in inventories, prepaid expenses and other	(1,181)	1,039	(1,503)
Increase (decrease) in accounts payable and accrued liabilities	14,810	(10,512)	(20,983)
Increase (decrease) in insurance reserves	781	(1,281)	(1,092)

Net cash provided by operating activities	141,197	133,003	84,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,689)	(20,204)	(42,415)
Proceeds from sale of assets	3,899	14,369	13,354
Proceeds from sale of equity investment	25,532	-	-
Change in restricted cash	-	-	(80,951)
Repayments of notes receivable, net	818	868	285
Other	(1,423)	(965)	258

Net cash provided by (used in) investing activities	137	(5,932)	(109,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	40,000	100,000	2,524,938
Repayments of long-term debt and capital lease obligation	(80,343)	(95,284)	(1,547,201)
Cash paid for financing costs	(1,014)	(250)	(60,337)
Proceeds from issuance of common stock	1,084	4,641	5,724
Proceeds from exercise of stock options	5,553	4,902	4,669
Tax benefit from stock options	21,504	5,075	22,113
Purchase of common stock	(75,000)	(145,000)	(54,548)
Common stock dividends and equivalents	(26,899)	(29,841)	(896,972)
Capital contribution and other	532	-	-

Net cash used in financing activities	(114,583)	(155,757)	(1,614)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(228)	(11)	17

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,523	(28,697)	(26,878)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	40,396	66,919	38,222

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$66,919	$38,222	$11,344

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Domino’s Pizza, Inc. (DPI), a Delaware corporation, conducts its operations and derives substantially all of its operating income and cash flows through its wholly-owned subsidiary, Domino’s, Inc. (Domino’s) and Domino’s wholly-owned subsidiary, Domino’s Pizza LLC (DPLLC). DPI and its wholly-owned subsidiaries (collectively, the Company) are primarily engaged in the following business activities: (i) retail sales of food through Company-owned Domino’s Pizza stores, (ii) sales of food, equipment and supplies to Company-owned and franchised Domino’s Pizza stores through Company-owned supply chain centers, and (iii) receipt of royalties from domestic and international Domino’s Pizza franchisees.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2005 fiscal year ended January 1, 2006; the 2006 fiscal year ended December 31, 2006; and the 2007 fiscal year ended December 30, 2007. The 2005, 2006 and 2007 fiscal years each consisted of fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash includes $39.6 million of cash held for future interest payments, $26.4 million cash held in interest reserves and $15.0 million cash held for capitalization of new entities.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

Inventories at December 31, 2006 and December 30, 2007 are comprised of the following (in thousands):

	2006	2007
Food	$19,763	$20,668
Equipment and supplies	3,040	4,263

Inventories	$22,803	$24,931

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Notes Receivable

During the normal course of business, the Company may provide financing to franchisees in the form of notes. Notes receivable generally require monthly payments of principal and interest, or monthly payments of interest only, generally ranging from 6% to 12%, with balloon payments of the remaining principal due one to ten years from the original issuance date. Such notes are generally secured by the related assets or business. The carrying amounts of these notes approximate fair value.

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, and covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions. Amortization expense for financial reporting purposes is provided using the straight-line method over the useful lives for covenants not-to-compete and other intangible assets and was approximately $509,000, $495,000 and $392,000 in 2005, 2006, and 2007, respectively. As of December 30, 2007, scheduled amortization of these assets for the next five fiscal years is approximately $380,000 and $336,000 for 2008 and 2009, respectively, and $333,000 in each of 2010, 2011 and 2012, respectively.

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

Buildings	20
Leasehold and other improvements	7 –15
Equipment	3 –15

Included in land and buildings as of December 31, 2006 and December 30, 2007 is a net capital lease asset of approximately $4.9 million and $4.4 million, respectively, related to the lease of a supply chain center building. This capital lease asset is being amortized using the straight-line method over the fifteen-year lease term.

Depreciation and amortization expense on property, plant and equipment was approximately $25.6 million, $25.5 million and $24.2 million in 2005, 2006 and 2007, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Impairments of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates the potential impairment of long-lived assets based on various analyses including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, an impairment loss is recognized and the asset is written down to its estimated fair value. The Company did not record an impairment loss on long-lived assets in 2005, 2006 or 2007.

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

Deferred Financing Costs

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of the 2003 and 2007 Recapitalizations (Note 2). Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense.

In connection with the 2007 Recapitalization, the Company wrote-off financing costs of approximately $30.3 million. Deferred financing cost expense, including the aforementioned amount, was approximately $2.8 million, $3.1 million and $36.0 million in 2005, 2006 and 2007, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2006 or 2007. During the fourth quarter of 2005, the Company determined that goodwill related to certain Company-owned operations in the Netherlands was impaired. Total charges related to these foreign operations totaled approximately $2.8 million, including a goodwill impairment charge of approximately $1.3 million. The impairment charge was recorded in general and administrative expense.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from two to seven years. Capitalized software amortization expense was approximately $6.3 million in each of 2005 and 2006 and $6.6 million in 2007. The Company received $1.3 million, $2.1 million and $3.5 million from franchisees from the sale of internally developed point-of-sale software during 2005, 2006 and 2007, respectively. The amounts received from the sale of internally developed software reduce the capitalized software asset amount in the accompanying consolidated balance sheets.

Insurance Reserves

The Company has retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. The Company is generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability exposures. The Company is also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities depending on the year. Total insurance limits under these retention programs vary depending on the year covered and range up to $110.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation.

Insurance reserves relating to our retention programs are based on undiscounted actuarial estimates from an independent third party actuary. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company receives an annual estimate of outstanding insurance exposures from its independent actuary and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. In management’s opinion, the insurance reserves at December 31, 2006 and December 30, 2007 are sufficient to cover related losses.

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for sales, property and other taxes, legal matters, store operating expenses, deferred rent expense and deferred compensation liabilities.

Foreign Currency Translation

The Company’s foreign entities use their local currency as the functional currency, in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation.” Where the functional currency is the local currency, the Company translates net assets into U.S. dollars at year end exchange rates, while income and expense accounts are translated at average annual exchange rates. Currency translation adjustments are included in accumulated other comprehensive income (loss) and foreign currency transaction gains and losses are included in determining net income.

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

Domestic supply chain revenues are primarily comprised of sales of food, equipment and supplies to franchised Domino’s Pizza stores located in the contiguous United States. Revenues from the sales of food are recognized upon delivery of the food to franchisees, while revenues from the sales of equipment and supplies are generally recognized upon shipment of the related products to franchisees.

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

Domestic Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with Domestic Stores (Note 10) that purchase all of their food from Company-owned supply chain centers. These profit-sharing arrangements generally provide participating stores with 50% of their regional supply chain center’s pre-tax profits based upon each store’s purchases from the supply chain center. Profit-sharing obligations are recorded as a revenue reduction in the Domestic Supply Chain (Note 10) segment in the same period as the related revenues and costs are recorded, and were $44.7 million, $51.0 million and $43.7 million in 2005, 2006 and 2007, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $39.6 million, $38.4 million and $38.9 million during 2005, 2006 and 2007, respectively.

Domestic Stores are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund Inc. (DNAF), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $15.9 million, $19.5 million and $19.4 million in 2005, 2006 and 2007, respectively. DNAF also received national advertising contributions from franchisees of approximately $114.2 million, $137.5 million and $135.2 million during 2005, 2006 and 2007, respectively. Franchisee contributions to DNAF and offsetting expenses are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza brand. Accordingly, all assets held by the DNAF are considered restricted.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Rent

The Company leases certain equipment, vehicles, retail store and supply chain center locations and its corporate headquarters under operating leases with expiration dates through 2019. Rent expenses totaled approximately $42.6 million, $42.5 million and $42.4 million during 2005, 2006 and 2007, respectively.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related guidance, which require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

The Company had cash flow and fair value designated interest rate derivative agreements outstanding during 2005, 2006 and 2007. These agreements were entered into in an effort to manage the impact of interest rate changes on income. These agreements were settled during 2007 as part of the 2007 Recapitalization. Gains and losses upon settlement of these derivatives were recorded in interest expense.

In connection with the 2007 Recapitalization, the Company entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion. This interest rate swap was entered into to hedge the variability of future interest rates in contemplation of the recapitalization-related debt issuances. The Company subsequently settled the swap agreement with a cash payment of $11.5 million, in accordance with its terms, concurrent with the issuance of debt as part of the 2007 Recapitalization. In connection with this settlement, the accumulated other comprehensive income (loss) amount was adjusted for the after-tax net settlement amount of $7.1 million which will be amortized into interest expense over the five year expected term of the securitized debt.

At December 31, 2006, the fair value of the Company’s cash flow hedge was a net asset of approximately $3.2 million, which is included in prepaid expenses and other. At December 31, 2006, the fair value of the Company’s fair value hedges was a net asset of approximately $364,000, of which $33,000 is included in current other accrued liabilities and $397,000 is included in long-term other assets. The Company has no outstanding derivative instruments as of December 30, 2007.

Stock Options

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payments” (SFAS 123R). SFAS 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The Company adopted SFAS 123R in 2005. For periods prior to 2005, the Company accounted for stock-based compensation using the intrinsic method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB 25).

Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings Per Share,” and related guidance, which requires two calculations of earnings per share (EPS) to be disclosed: basic EPS and diluted EPS.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The numerator in calculating common stock basic and diluted EPS is consolidated net income. The denominator in calculating common stock basic EPS is the weighted average shares outstanding. The denominator in calculating common stock diluted EPS includes the additional dilutive effect of outstanding stock options and unvested restricted stock grants. The denominator in calculating the 2005, 2006 and 2007 common stock diluted EPS does not include 1,480,500, 3,318,800 and 2,819,600 stock options, respectively, as their inclusion would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2005	2006	2007
Net income available to common stockholders - basic and diluted	$108,282	$106,227	$37,882

Weighted average number of common shares	66,894,740	63,139,073	62,176,568

Earnings per common share – basic	$1.62	$1.68	$0.61

Diluted weighted average number of common shares	68,654,573	64,541,079	63,785,124

Earnings per common share – diluted	$1.58	$1.65	$0.59

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company has not determined the impact, if any, from the adoption of this new accounting pronouncement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, from the adoption of this new accounting pronouncement on its financial statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $45.1 million, $43.5 million and $91.6 million during 2005, 2006 and 2007, respectively. Cash paid for income taxes was approximately $35.4 million, $62.8 million and $13.7 million in 2005, 2006 and 2007, respectively.

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

(2)	RECAPITALIZATIONS AND FINANCING ARRANGEMENTS

2003 Recapitalization

On June 25, 2003, the Company consummated a recapitalization transaction (the 2003 Recapitalization) whereby the Company (i) issued and sold $403.0 million aggregate principal amount at maturity of 8 1/4% senior subordinated notes due 2011 (the 2011 Notes) at a discount resulting in gross proceeds of approximately $400.1 million, and (ii) borrowed $610.0 million in term loans and secured a $125.0 million revolving credit facility with a consortium of banks (collectively, the 2003 Agreement). Borrowings under the 2003 Agreement accrued interest based on LIBOR plus a margin. Term loan borrowings were scheduled to mature in June 2010 while the revolving credit facility was scheduled to mature in June 2009.

2007 Recapitalization

On February 7, 2007, the Company announced a recapitalization transaction (the 2007 Recapitalization) comprised of (i) a stock tender offer for up to 13,850,000 shares of the Company’s common stock, (ii) an offer to purchase all of the outstanding 2011 Notes pursuant to a debt tender offer, (iii) the repayment of all outstanding borrowings under the 2003 Agreement, and (iv) a planned special cash dividend to stockholders and related anti-dilution payments and adjustments to certain option holders, in each case financed as described below.

On March 8, 2007, the Company entered into a $1.35 billion bridge facility credit agreement, consisting of (i) up to $1.25 billion in bridge term loans and (ii) up to $100.0 million under a revolving credit facility. In connection with obtaining the bridge facility credit agreement, the Company paid $22.3 million in financing fees, which were recorded as a deferred financing cost asset in the consolidated balance sheet. Also on March 8, 2007, the Company borrowed $500.0 million in bridge term loans, which it used to repay all outstanding borrowings under the 2003 Agreement. The 2003 Agreement was concurrently terminated.

On March 9, 2007, the Company borrowed an additional $280.0 million in bridge term loans which, along with existing available cash, it used to repurchase and retire, at a $13.3 million premium, $273.6 million in aggregate principal amount of 2011 Notes, representing substantially all of the then outstanding 2011 Notes. The Company wrote off $9.5 million of deferred financing fees and bond discount as part of the 2011 Notes repayments and the 2003 Agreement repayments. On March 9, 2007, the Company also announced the acceptance for purchase of 2,242 shares of its common stock under its stock tender offer at a purchase price of $30.00 per share, for a total purchase price of approximately $67,000.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On April 16, 2007, a wholly-owned subsidiary of DPLLC and three of its wholly-owned subsidiaries completed an asset-backed securitization (ABS) by co-issuing a $1.85 billion facility in a private transaction consisting of $1.6 billion of 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 (Class A-2 Notes), $100.0 million of 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 (Class M-1 Notes and collectively with Class A-2 Notes, the Fixed Rate Notes) and $150.0 million of Variable Rate Series 2007-1 Senior Variable Funding Notes, Class A-1 (the Variable Funding Notes). Gross proceeds from the issuance of the Fixed Rate Notes were $1.7 billion. The Variable Funding Notes were undrawn upon at issuance. The Company used a portion of the Fixed Rate Note proceeds to (i) repay in full all outstanding bridge term loans and terminate the bridge facility credit agreement, (ii) capitalize certain new subsidiaries, and (iii) pay $38.1 million of ABS debt financing fees. The Company concurrently wrote-off the unamortized deferred financing fees related to the previously outstanding bridge facility credit agreement of approximately $21.9 million.

On April 17, 2007, the Company completed the 2007 Recapitalization, with the declaration of a $13.50 per share special cash dividend on its outstanding common stock totaling $846.4 million, which was paid on May 4, 2007 to shareholders of record at the close of business on April 27, 2007. Additionally, pursuant to the anti-dilution provisions in the Company’s Equity Incentive Plans (Note 8), the Company made a corresponding cash payment of approximately $50.6 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment totaling $13.50 per share. Total cash paid for common stock dividends and related anti-dilution equivalent payments totaled $897.0 million, of which approximately $141.0 million was recorded as a reduction of additional paid-in capital and approximately $756.0 million was recorded as an increase in retained deficit.

As part of the 2007 Recapitalization, the Company incurred general and administrative expenses of $2.9 million, comprised of $1.6 million of legal, professional and other fees and expenses and $1.3 million of non-cash compensation expenses.

The Fixed Rate Notes and the Variable Funding Notes

The Class A-2 Notes bear interest at 5.261%, payable quarterly. The Class M-1 Notes bear interest at 7.629%, payable quarterly. The Fixed Rate Notes and Variable Funding Notes require no annual principal payments and the anticipated repayment date is April 25, 2012, with legal final maturity on April 27, 2037. In the event that the Fixed Rate Notes are not repaid in full by the anticipated repayment date and certain covenants are met, the Company has the option to extend the maturities of the Fixed Rate Notes for two one-year terms at interest rates that may be higher than the current stated rates, depending on then current LIBOR rates and the Company’s performance against certain covenants. During the extension periods, partial principal repayments may be due depending on performance against certain covenants. Following the extension periods, all available cash must be used to pay down outstanding principal amounts and interest rates may be higher than previous extension periods.

All principal and interest obligations under the Class A-2 Notes and the Variable Funding Notes have been guaranteed by stock insurance corporations. The Company pays these insurance corporations an insurer premium which is recorded in interest expense. The Fixed Rate Notes and the Variable Funding Notes are guaranteed by four subsidiaries of DPLLC and secured by a security interest in substantially all of the assets of the Company, including royalty income from all domestic stores, domestic supply chain income, international income and intellectual property.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Fixed Rate Notes are subject to certain financial covenants, including a debt service coverage calculation, as defined in the related agreements. In the event that certain covenants are not met, the Fixed Rate Notes may become partially or fully due and payable on an accelerated schedule. In addition, the Company may voluntarily prepay, in part or in full, the Fixed Rate Notes at any time, subject to certain make-whole interest obligations.

Interest and principal on the Class M-1 Notes is subordinated to interest and principal on the Class A-2 Notes and the Variable Funding Notes.

The Variable Funding Notes allow for the issuance of up to $150.0 million of financing and certain other credit instruments, including up to $60.0 million of letters of credit in support of various obligations of the Company. At December 30, 2007, the outstanding borrowings on the Variable Funding Notes were $15.0 million. In addition, $32.4 million in letters of credit were outstanding at December 30, 2007. Interest on outstanding Variable Funding Note borrowings is payable quarterly at a rate equal to a commercial paper rate plus 0.5%.

At December 30, 2007, management estimates that the $1.6 billion of outstanding Class A-2 Notes had a fair value of approximately $1.57 billion and the $100.0 million of outstanding Class M-1 Notes had a fair value of approximately $104.4 million.

Consolidated Long-Term Debt

At December 31, 2006 and December 30, 2007, consolidated long-term debt consisted of the following (in thousands):

	2006	2007
Variable Funding Notes	$-	$15,000
5.261% Class A-2 Notes; anticipated repayment date April 2012; legal final maturity April 2037, net of a $53,000 unamortized discount in 2007	-	1,599,947
2003 Agreement – Term Loan	463,013	-
Capital lease obligation	5,423	5,136
Senior subordinated notes due 2011, 8 1/4%, net of a $1.1 million unamortized discount in 2006	272,797	-
7.629% Class M-1 Notes; anticipated repayment date April 2012; legal final maturity April 2037	-	100,000

Total debt	741,233	1,720,083
Less – current portion	1,477	15,312

Total long-term debt	739,756	1,704,771
Fair value derivatives	364	-

Consolidated long-term debt	$740,120	$1,704,771

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At December 30, 2007, maturities of long-term debt and capital lease obligation are as follows, which exclude approximately $53,000 unamortized discount on the Class A-2 Notes (in thousands):

2008	$15,312
2009	340
2010	370
2011	403
2012	1,700,438
Thereafter	3,273

$1,720,136

(3)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 30, 2007, the future minimum rental commitments for all non-cancelable leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2008	$39,614	$736	$40,350
2009	35,462	736	36,198
2010	29,960	736	30,696
2011	24,252	736	24,988
2012	17,268	736	18,004
Thereafter	27,736	4,173	31,909

Total future minimum rental commitments	$174,292	7,853	$182,145

Less – amounts representing interest		(2,717)

Total principal payable on capital lease		$5,136

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

On June 10, 2003, Vega v. Domino’s Pizza LLC was filed, in Orange County Superior Court, alleging, among other things, that we failed to provide meal and rest breaks to our employees. On August 2, 2006, Rosello v. Domino’s Pizza LLC was filed, in Los Angeles County Superior Court, alleging similar claims as set out in the Vega lawsuit. On February 14, 2007 the two actions were consolidated in Orange County Superior Court. No determination with respect to class certification was made. On September 11, 2007, the parties reached an out-of-court settlement, subject to the court’s approval, in which all claims in both Vega v. Domino’s Pizza LLC and Rosello v. Domino’s Pizza LLC will be dismissed. The hearing for final approval is set for May 22, 2008. As part of the conditional settlement, we agreed to pay $5.0 million to plaintiffs and their attorneys to resolve the disputes. The Company reserved $5.0 million in the second quarter of 2007 for these matters, which is reflected in general and administrative expense.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(4)	INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company previously had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, the Company recognized a net increase of $86,000 for unrecognized tax benefit liabilities, which also increased the January 1, 2007 balance of retained deficit.

At January 1, 2007, the amount of unrecognized tax benefits was $13.6 million of which, if ultimately recognized, $8.1 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in income tax expense. The Company accrued approximately $6.1 million for interest and penalties at January 1, 2007. This amount is excluded from the aforementioned $13.6 million total unrecognized tax benefit.

Separately, the Company has accrued additional interest expense of $1.5 million during 2007, and additional penalties of $0.8 million and released interest of $2.0 million, and penalties of $2.1 million. At December 30, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $4.3 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$13,600
Additions for tax positions of prior years	2,035
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(5,966)
Settlements during the period	(2,398)
Lapses of applicable statute of limitations	(30)

Balance as of December 30, 2007	$7,241

At December 30, 2007, the amount of unrecognized tax benefits was $7.2 million of which, if ultimately recognized, $5.0 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate.

The Company believes that it is reasonably possible that a reduction to the liability for unrecognized tax benefits related to certain state income tax matters may occur within the next twelve months. The total liability for unrecognized tax benefits related to these state income tax matters is $7.6 million at December 30, 2007. This amount is comprised of gross unrecognized tax benefits of $6.5 million and interest and penalties of $4.3 million, net of deferred taxes of $3.2 million.

The Company’s examination of fiscal year 2003 by the Internal Revenue Service was concluded during 2007. The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2004 and the relevant state statutes vary. The Company expects the current ongoing examinations to be concluded in the next twelve months and does not expect the assessment of any significant additional tax in excess of amounts reserved.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2005, 2006 and 2007 are summarized as follows (in thousands):

	2005	2006	2007
Federal income tax provision based on the statutory rate	$60,638	$56,149	$19,446
State and local income taxes, net of related Federal income taxes	4,303	3,335	(3,013)
Non-resident withholding and foreign income taxes	4,978	5,550	7,196
Foreign tax and other tax credits	(5,773)	(6,544)	(7,414)
(Gains) losses attributable to foreign subsidiaries	1,911	(3,824)	908
Non-deductible expenses	698	1,179	453
Other	(1,786)	(1,647)	101

	$64,969	$54,198	$17,677

The components of the 2005, 2006 and 2007 consolidated provision for income taxes are as follows (in thousands):

	2005	2006	2007
Provision for Federal income taxes –
Current provision	$52,088	$43,231	$18,902
Deferred provision (benefit)	595	287	(4,655)
Change in valuation allowance	688	-	-

Total provision for Federal income taxes	53,371	43,518	14,247
Provision for state and local income taxes –
Current provision (benefit)	7,595	6,032	(2,857)
Deferred benefit	(975)	(902)	(909)

Total provision (benefit) for state and local income taxes	6,620	5,130	(3,766)
Provision for non-resident withholding and foreign income taxes	4,978	5,550	7,196

	$64,969	$54,198	$17,677

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of December 31, 2006 and December 30, 2007, the significant components of net deferred income taxes are as follows (in thousands):

	2006	2007
Deferred Federal income tax assets –
Depreciation, amortization and asset basis differences	$17,470	$23,107
Covenants not-to-compete	8,123	6,956
Insurance reserves	8,661	8,213
Other accruals and reserves	10,380	10,190
Bad debt reserves	1,034	1,804
Derivatives liability	-	3,820
Other	1,379	3,117

Total deferred Federal income tax assets	47,047	57,207

Deferred Federal income tax liabilities –
Capitalized software	7,116	6,570
Derivatives asset	1,218	-
Foreign tax credit	-	3,729

Total deferred Federal income tax liabilities	8,334	10,299

Net deferred Federal income tax asset	38,713	46,908
Net deferred state and local income tax asset	7,143	7,891

Net deferred income taxes	$45,856	$54,799

As of December 31, 2006, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$5,874	$48,316	$54,190
Deferred tax liabilities	-	(8,334)	(8,334)

Net deferred income taxes	$5,874	$39,982	$45,856

As of December 30, 2007, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$8,989	$56,109	$65,098
Deferred tax liabilities	-	(10,299)	(10,299)

Net deferred income taxes	$8,989	$45,810	$54,799

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

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. Prior to 2006, the plan required the Company to match 50% of each employee’s elected deferrals, with Company matching contributions limited to 3% of eligible participant compensation. Beginning in 2006, the plan requires the Company to match 100% of the first 3% of each employee’s elective deferrals and 50% of the next 2% of each employee’s elective deferrals. Beginning in 2006, the Company began matching in Company common stock. All matching contributions vest immediately. The charges to operations for Company contributions to the plan were approximately $2.3 million, $3.8 million and $4.2 million in 2005, 2006 and 2007, respectively.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2005, 2006 or 2007. During 2005, as required under the plan, a significant portion of the outstanding deferred compensation balances were paid to participating employees. The total payments were approximately $4.7 million.

In connection with the Company’s initial public offering in 2004, the Board of Directors approved an employee stock purchase discount plan (the ESPDP). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for one year. There are 1,000,000 shares authorized to be issued under the ESPDP. There were 63,651 shares, 67,053 shares and 84,008 shares issued under the ESPDP during 2005, 2006 and 2007, respectively.

(6)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit. The Company’s exposure to credit loss for stand-by letters of credit is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of December 30, 2007 are $32.4 million, and relate to the Company’s insurance programs and supply chain center leases. The Company has also guaranteed borrowings of third parties of approximately $525,000 as of December 30, 2007.

(7)	RELATED PARTY TRANSACTIONS

During 2005, the Company paid a former affiliate of a then current DPI stockholder approximately $1.0 million of financing costs relating to amendments to the 2003 Agreement. A separate former affiliate has been counterparty to interest rate derivative agreements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At December 31, 2006, affiliates of DPI stockholders had term loan holdings of $15.9 million, which were subsequently paid as part of the 2007 Recapitalization. Related interest expense to affiliates was approximately $2.9 million, $2.0 million and $203,000 in 2005, 2006 and 2007, respectively.

(8)	EQUITY INCENTIVE PLANS

The Company adopted SFAS 123R during 2005. Accordingly, the cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statement of income based on the estimated fair value of the awards.

The Company has two equity incentive plans, both of which benefit certain of the Company’s employees and directors: the TISM, Inc. Stock Option Plan (the TISM Stock Option Plan) and the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Equity Incentive Plan) (collectively, the Equity Incentive Plans). The TISM Stock Option Plan has been amended to prohibit the granting of additional stock options. As of December 30, 2007, the number of options granted and outstanding under the TISM Stock Option Plan was 1,539,841 shares of non-voting common stock. As of December 30, 2007, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 10,600,000 shares of voting common stock of which 6,254,677 are outstanding related to stock option grants. Additionally, the Company will grant a total of 150,000 shares of restricted stock to an employee and officer of the Company during 2008, 2009 and 2010 pursuant to the related December 2007 employment agreement. These restricted stock grants are considered granted for SFAS 123R accounting purposes in 2007 and the related $13.57 per share expense will be amortized on a straight-line basis over the period from the accounting grant date to the end of 2010. As of December 30, 2007, there are 4,028,779 shares of voting common stock that are authorized for grant under the 2004 Equity Incentive Plan but remain ungranted of which 150,000 shares are planned restricted stock grants as mentioned above.

Options granted under the Equity Incentive Plans are generally granted at the market price at the date of the grant, expire ten years from the date of grant and vest within five years from the date of grant. Additionally, options become fully exercisable upon vesting.

During 2005, the Company recorded non-cash compensation expense of $2.9 million related to the adoption of SFAS 123R, which reduced net income by $1.8 million and reduced diluted earnings per share by approximately $0.03. Additionally, during 2005, the Company recorded non-cash compensation expense of approximately $800,000 related to the vesting of stock options for a former employee. In connection with the 2007 Recapitalization, the Company recorded non-cash compensation expense of $1.3 million.

The Company recorded total non-cash compensation expense, including the aforementioned amounts, of $3.8 million, $5.2 million and $8.4 million in 2005, 2006 and 2007, respectively, which reduced net income by $2.4 million, $3.2 million and $5.2 million in 2005, 2006 and 2007, respectively. All non-cash compensation expense amounts are recorded in general and administrative expense.

As part of the 2007 Recapitalization and pursuant to the anti-dilution provisions in the Company’s Equity Incentive Plans, the Company made cash payments totaling approximately $50.6 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment totaling $13.50 per share. In accordance with the equity restructuring guidance in SFAS 123R, these anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit. Affected stock option exercise prices presented below have been adjusted to reflect these 2007 Recapitalization-related actions.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Activity related to the Equity Incentive Plans is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
Options at January 2, 2005	7,223,294	$6.50	4,070,006	$2.58

Options granted	1,983,500	$23.83
Options cancelled	(237,352)	$14.95
Options exercised	(2,843,269)	$1.95

Options at January 1, 2006	6,126,173	$13.90	1,916,836	$6.67

Options granted	1,671,000	$23.01
Options cancelled	(308,723)	$14.19
Options exercised	(699,902)	$7.00

Options at December 31, 2006	6,788,548	$16.84	2,256,353	$10.97

Options granted	2,061,000	$19.06
Options cancelled	(512,367)	$13.24
Options exercised	(542,663)	$8.61

Options at December 30, 2007	7,794,518	$13.16	3,162,860	$13.62

The total intrinsic value for options outstanding was approximately $63.1 million, $75.8 million and $21.2 million as of January 1, 2006, December 31, 2006 and December 30, 2007, respectively. The total intrinsic value for options exercisable was approximately $33.6 million, $38.4 million and $9.3 million as of January 1, 2006, December 31, 2006 and December 30, 2007, respectively. The total intrinsic value of options exercised was approximately $56.8 million, $13.3 million and $7.6 million in 2005, 2006 and 2007, respectively.

As of December 30, 2007, there was $26.0 million of total unrecognized compensation cost related to unvested options granted under the Equity Incentive Plans which will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 4.0 years. As of December 30, 2007, there was approximately $2.0 million of total unrecognized compensation cost related to restricted stock which will be recognized on a straight-line basis over 2008, 2009 and 2010.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Options outstanding and exercisable at December 30, 2007 are as follows:

	Options Outstanding
Price Range	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life
			(Years)
$ 0.00 – $ 8.00	1,173,307	$3.76	5.4
$ 8.01 – $16.00	3,586,111	$10.48	7.0
$16.01 – $24.00	2,474,700	$18.78	9.3
$24.01 – $27.00	560,400	$25.18	7.6

	Options Exercisable
Price Range	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life
			(Years)
$ 0.00 – $ 8.00	475,049	$3.52	3.2
$ 8.01 – $16.00	1,707,211	$10.72	5.7
$16.01 – $24.00	420,200	$21.41	8.2
$24.01 – $27.00	560,400	$25.18	7.6

Management estimated the fair value of each option grant made during 2005, 2006 and 2007 as of the date of the grant using the following weighted average assumptions and the Black-Scholes option pricing method as follows:

	2005	2006	2007
Risk-free interest rate	4.1%	4.9%	4.9%
Expected life (years)	5.9	6.0	6.0
Expected volatility	25.4%	25.0%	25.0%
Expected dividend yield	1.9%	1.8%	0.0%
Weighted average fair value per share	$6.45	$6.62	$6.87

Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can significantly affect the fair value estimate, in management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(9)	CAPITAL STRUCTURE

As part of the 2007 Recapitalization, the Board of Directors approved an open market share repurchase program for up to $200.0 million of the Company’s common stock, which will be funded by future free cash flow and borrowings available under the Variable Funding Notes. During 2007, the Company repurchased 3,614,310 shares of common stock for approximately $54.4 million. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital. In instances where there is no additional paid-in capital, the difference is recognized in retained deficit.

As of December 30, 2007, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at December 31, 2006 and December 30, 2007 are as follows:

	2006	2007
Voting	62,424,177	59,643,260
Non-Voting	26,627	21,827

Total Common Stock	62,450,804	59,665,087

(10)	SEGMENT INFORMATION

The Company has three reportable segments as determined by management using the “management approach” as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: (i) Domestic Stores, (ii) Domestic Supply Chain, and (iii) International. The Company’s operations are organized by management on the combined bases of line of business and geography. The Domestic Stores segment includes operations with respect to all franchised and Company-owned stores throughout the contiguous United States. The Domestic Supply Chain segment primarily includes the distribution of food, equipment and supplies to the Domestic Stores segment from the Company’s regional supply chain centers. The International segment primarily includes operations related to the Company’s franchising business in foreign and non-contiguous United States markets, its supply chain center operations in Canada, Alaska and Hawaii and, for periods prior to the France and Netherlands Sale, its Company-owned store and supply chain center operations in France and the Netherlands.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The tables below summarize the financial information concerning the Company’s reportable segments for 2005, 2006 and 2007. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Supply Chain segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements and, in 2007, a corporate aircraft. Tabular amounts presented below are in thousands.

	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues-
2005	$562,865	$935,461	$129,635	$(116,364)	$-	$1,511,597
2006	551,147	868,052	123,390	(105,270)	-	1,437,319
2007	552,635	889,513	126,905	(106,183)	-	1,462,870

Segment Income-
2005	$161,792	$63,696	$41,145	N/A	$(28,232)	$238,401
2006	156,202	66,751	50,338	N/A	(24,288)	249,003
2007	146,489	58,271	57,752	N/A	(23,186)	239,326

Income from Operations-
2005	$148,920	$52,959	$36,947	N/A	$(39,722)	$199,104
2006	143,186	57,290	52,356	N/A	(38,635)	214,197
2007	128,609	49,682	57,216	N/A	(41,597)	193,910

Capital Expenditures-
2005	$8,229	$7,113	$433	N/A	$12,914	$28,689
2006	7,799	6,854	311	N/A	5,240	20,204
2007	9,461	4,025	66	N/A	28,863	42,415

The following table reconciles Total Segment Income to consolidated income before provision for income taxes:

	2005	2006	2007
Total Segment Income	$238,401	$249,003	$239,326
Depreciation and amortization	(32,415)	(32,266)	(31,176)
Gains (losses) on sale/disposal of assets	(3,086)	2,678	766
Non-cash compensation expense	(3,796)	(5,218)	(8,405)
Recapitalization-related expenses	-	-	(1,601)
Reserve for California legal matters	-	-	(5,000)

Income from operations	199,104	214,197	193,910
Interest income	818	1,239	5,317
Interest expense	(48,755)	(55,011)	(130,374)
Other	22,084	-	(13,294)

Income before provision for income taxes	$173,251	$160,425	$55,559

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the Company’s identifiable asset information as of December 31, 2006 and December 30, 2007:

	2006	2007
Domestic Stores	$81,655	$76,589
Domestic Supply Chain	109,373	107,281

Total domestic assets	191,028	183,870
International	12,943	19,047
Unallocated	176,232	270,247

Total consolidated assets	$380,203	$473,164

Unallocated assets primarily include cash and cash equivalents, restricted cash, advertising fund assets, investments in marketable securities, deferred financing costs, certain long-lived assets and deferred income taxes.

The following table summarizes the Company’s goodwill balance as of December 31, 2006 and December 30, 2007:

	2006	2007
Domestic Stores	$20,252	$19,705
Domestic Supply Chain	1,067	1,067

Consolidated goodwill	$21,319	$20,772

(11)	SALE OF COMPANY-OWNED OPERATIONS

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

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen weeks or seventeen weeks. The fourth quarter of 2006 and 2007 are both comprised of sixteen weeks.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 26, 2006	June 18, 2006	September 10, 2006	December 31, 2006	December 31, 2006
Total revenues	$347,654	$327,741	$326,669	$435,255	$1,437,319

Operating margin	94,294	88,765	85,779	115,693	384,531

Income before provision for income taxes	42,181	33,623	37,494	47,127	160,425

Net income	26,152	24,506	24,524	31,045	106,227

Earnings per common share – basic	$0.39	$0.40	$0.39	$0.50	$1.68

Earnings per common share – diluted	$0.39	$0.39	$0.39	$0.49	$1.65

Common stock dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 25, 2007	June 17, 2007	September 9, 2007	December 30, 2007	December 30, 2007
Total revenues	$339,321	$340,289	$337,318	$445,942	$1,462,870

Operating margin	91,070	91,867	83,928	111,989	378,854

Income before provision for income taxes	13,545	2,243	18,247	21,524	55,559

Net income	8,398	2,317	10,991	16,176	37,882

Earnings per common share – basic	$0.13	$0.04	$0.18	$0.27	$0.61

Earnings per common share – diluted	$0.13	$0.04	$0.17	$0.26	$0.59

Common stock dividends declared per share	$-	$13.50	$-	$-	$13.50

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

(b) Changes in Internal Control over Financial Reporting.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 30, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 30, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrants.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	55	Chairman, Chief Executive Officer and Director
J. Patrick Doyle	44	President, Domino’s U.S.A.
Ken C. Calwell	45	Chief Marketing Officer, Executive Vice President of Build the Brand
Scott R. Hinshaw	45	Executive Vice President, Franchise Operations and Development
William E. Kapp	45	Interim Chief Financial Officer, Executive Vice President of Finance
Michael T. Lawton	49	Executive Vice President of International
Lynn M. Liddle	51	Executive Vice President of Communications and Investor Relations
Christopher K. McGlothlin	43	Executive Vice President and Chief Information Officer
L. David Mounts	44	Executive Vice President, Supply Chain Services
Kenneth B. Rollin	41	Executive Vice President, General Counsel
Asi M. Sheikh	43	Executive Vice President, Team U.S.A.
James G. Stansik	52	Executive Vice President of Franchise Relations
Patricia A. Wilmot	59	Executive Vice President of PeopleFirst
Andrew B. Balson	41	Director
Diana F. Cantor	50	Director
Vernon “Bud” O. Hamilton	65	Director
Dennis F. Hightower	66	Director
Mark E. Nunnelly	49	Director
Robert M. Rosenberg	70	Director

David A. Brandon has served as our Chairman, Chief Executive Officer and as a Director since March 1999. Mr. Brandon has also served as Chairman, Chief Executive Officer and as a Manager of Domino’s Pizza LLC since March 1999. Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the board of directors of Valassis, Inc. from 1997 to 1998. Mr. Brandon serves on the Boards of Directors of The TJX Companies, Inc., Burger King Corporation, Kaydon Corporation and Northwest Airlines.

J. Patrick Doyle has served as President, Domino’s U.S.A. since being promoted to this newly-created role in September 2007. Mr. Doyle served as our Executive Vice President, Team U.S.A. from 2004 to 2007, Executive Vice President of International from May 1999 to October 2004 and as interim Executive Vice President of Build the Brand from December 2000 to July 2001. Mr. Doyle served as Senior Vice President of Marketing from the time he joined Domino’s in 1997 until May 1999. Mr. Doyle serves on the Board of Directors of G&K Services, Inc.

Ken C. Calwell is our Chief Marketing Officer and has served as our Executive Vice President of Build the Brand since July 2001. Mr. Calwell served as Vice President – New Product Marketing, Research and Testing for Wendy’s International Inc. from 1998 to June 2001.

Scott R. Hinshaw has served as our Executive Vice President, Franchise Operations and Development since January 2008. Mr. Hinshaw served as Executive Vice President, Team U.S.A. from September 2007 to January 2008. Mr. Hinshaw also served as a Vice President within Team U.S.A. from 1994 through September 2007. Mr. Hinshaw joined Domino’s in 1986.

William E. Kapp has served as our Interim Chief Financial Officer, Executive Vice President of Finance since September 2007. Mr. Kapp served as Vice President of Finance and Administration for Supply Chain Services from May 2005 through September 2007 and Vice President of Financial Analysis from June 2000 through May 2005. Mr. Kapp joined Domino’s in 1987.

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

L. David Mounts has served as our Executive Vice President, Supply Chain Services since October 2007. Mr. Mounts served as our Chief Financial Officer, Executive Vice President of Finance from November 2005 to September 2007. From 2004 to 2005 Mr. Mounts was Corporate Controller of U.S. Operations for UPS, from 2002 to 2004, he served as Chief Financial Officer for UPS Supply Chain Solutions Group and from 1999 to 2002 he was Vice President, Mergers and Acquisitions for UPS.

Kenneth B. Rollin has served as Executive Vice President, General Counsel since January 2008. From June 2000 through 2007, Mr. Rollin was employed by AutoNation, Inc. where he last served as Vice President and Deputy General Counsel. From 1996 to June 2000, Mr. Rollin was employed by Walgreen Co. where he last served as a Senior Attorney in charge of litigation.

Asi M. Sheikh has served as Executive Vice President, Team U.S.A. since January 2008. Mr. Sheikh has held numerous positions with Domino’s since joining the Company in 1994, most recently as Director-Corporate Operations for the New York and New Jersey areas since October 1996.

James G. Stansik has served our Executive Vice President of Franchise Relations since January 2008. Mr. Stansik served as our Executive Vice President of Franchise Development from July 2006 through January 2008. Mr. Stansik served as our Executive Vice President of Flawless Execution – Franchise Operations from December 2003 to July 2006. Mr. Stansik served as Special Assistant to the Chief Executive Officer from August 1999 through December 2003 and also served as interim Executive Vice President of Flawless Execution – Corporate Operations of Domino’s from July 2000 through January 2001. Mr. Stansik joined Domino’s in 1985.

Patricia A. Wilmot has served as our Executive Vice President of PeopleFirst since July 2000. Ms. Wilmot was a human resources consultant from May 1999 to June 2000. Ms. Wilmot served as Vice President, Human Resources for Brach & Brock Confections from January 1998 to May 1999.

Andrew B. Balson has served on our Board of Directors since March 1999. Mr. Balson also serves on the Nominating and Corporate Governance Committee of the Board of Directors. Mr. Balson has been a Managing Director of Bain Capital, a global investment company, since January 2001. Mr. Balson became a Principal of Bain Capital in June 1998. Mr. Balson serves on the Boards of Directors of Burger King Corporation, OSI Restaurant Partners, Inc. and Dunkin’ Brands, Inc. as well as a number of other private companies.

Diana F. Cantor has served on our Board of Directors since October 2005. Ms. Cantor also serves on the Nominating and Corporate Governance Committee and the Audit Committee of the Board of Directors. Ms. Cantor has been a Managing Director with the New York Private Bank and Trust since January 2008. Ms. Cantor served as Executive Director of the Virginia College Savings Plan, the state’s 529 college savings program, from 1996 to January 2008. She served on the board of the College Savings Plans Network from 1997 through 2007 and was its chair from 2001 to 2004. Ms. Cantor served seven years as Vice President of Richmond Resources, Ltd. from 1990 through 1996, and as Vice President of Goldman, Sachs & Co. from 1985 to 1990. Ms. Cantor is also a member of the Board of Directors of Media General, Inc.

Vernon “Bud” O. Hamilton has served on our Board of Directors since May 2005 and serves as the Chairman of the Nominating and Corporate Governance Committee of the Board of Directors. Mr. Hamilton served in various executive positions for Procter & Gamble from 1966 through 2003. Mr. Hamilton most recently served as Vice President, Innovation-Research & Development-Global from 2002 through 2003 and served as President of Eurocos, a wholly-owned subsidiary of Procter & Gamble, from 1994 to 1995, Vice President of Procter & Gamble Customer Marketing-North America from 1996 through 1998 and Vice President of Procter & Gamble Customer Business Development-North America from 1999 to 2001.

Dennis F. Hightower has served on our Board of Directors since February 2003, serves as the Chairman of the Audit Committee of our Board of Directors, and serves on the Compensation Committee of our Board of Directors. Mr. Hightower served as Chief Executive Officer of Europe Online Networks, S.A., a broadband interactive entertainment provider, from May 2000 to March 2001. He was Professor of Management at Harvard Business School from July 1997 to May 2000, and a senior lecturer from July 1996 to June 1997. He was previously employed by The Walt Disney Company, serving as President of Walt Disney Television & Telecommunications, President of Disney Consumer Products (Europe, Middle East and Africa) and related service in executive positions in Europe. He serves on the Board of Directors of Accenture, Ltd..

Mark E. Nunnelly has served on our Board of Directors since December 1998. Mr. Nunnelly also serves on the Compensation Committee of the Board of Directors. Mr. Nunnelly is a Managing Director of Bain Capital, a global investment company. Mr. Nunnelly serves on the Boards of Directors of Dunkin’ Brands, Inc., Warner Music and OSI Restaurant Partners, Inc., as well as a number of private companies and not-for-profit corporations.

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

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of December 30, 2007.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of December 30, 2007. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholders matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of December 30, 2007.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of December 30, 2007.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of December 30, 2007.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and December 30, 2007
Consolidated Statements of Income for the Years Ended January 1, 2006, December 31, 2006 and December 30, 2007
Consolidated Statements of Comprehensive Income for the Years Ended January 1, 2006, December 31, 2006 and December 30, 2007
Consolidated Statements of Stockholders’ Deficit for the Years Ended January 1, 2006, December 31, 2006 and December 30, 2007
Consolidated Statements of Cash Flows for the Years Ended January 1, 2006, December 31, 2006 and December 30, 2007
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: The following financial statement schedule is attached to this report.

       Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

3.	Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit Number	Description

3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed with the Securities and Exchange Commission on April 13, 2004 (Reg. No. 333-114442), (the “S-1”)).

3.2	Form of Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the S-1).

3.3	Amended and Restated Certificate of Incorporation of Domino’s, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s, Inc. registration statement on Form S-4 filed with the Securities and Exchange Commission on March 22, 1999 (Reg. No. 333-74797), (the “1999 S-4”)).

3.4	Amended and Restated By-Laws of Domino’s, Inc. (Incorporated by reference to Exhibit 3.2 to the 1999 S-4).

3.5	Articles of Organization of Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.3 to the Domino’s, Inc. registration statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2003 (Reg. No. 333-107774), (the “2003 S-4”)).

3.6	Certificate of Amendment to the Articles of Organization for Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.4 to the 2003 S-4).

3.7	By-laws of Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.5 to the 2003 S-4).

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the 1999 S-4).

10.2	Amendment, dated February 7, 2000, to Lease Agreement dated December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.32 of the Domino’s, Inc. annual report on Form 10-K for the year ended December 31, 2000 (Reg. No. 333-74797)).

10.3	First Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 8, 2002, by and between Domino’s Farms Office Park L.L.C. and Domino’s Pizza, LLC (Incorporated by reference to Exhibit 10.5 to the Domino’s, Inc. annual report on Form 10-K for the year ended December 29, 2002 (Reg. No. 333-74797), (the “2002 10-K”)).

10.4	Second Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 5, 2004 (Incorporated by reference to Exhibit 10.34 to the S-1).

10.5	Form of Amended and Restated Stockholders Agreement by and among Domino’s Pizza, Inc., Domino’s, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P., RGIP, LLC, DP Investors I, LLC, DP Investors II, LLC, J.P. Morgan Capital Corporation, Sixty Wall Street Fund, L.P., DP Transitory Corporation, Thomas S. Monaghan, individually and in his capacity as trustee, and Marjorie Monaghan, individually and in her capacity as trustee, Harry J. Silverman, Michael D. Soignet and David A. Brandon (Incorporated by reference to Exhibit 10.27 to the S-1).

10.6	Form of Amended and Restated Franchisee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and certain franchisee stockholders of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.28 to the S-1).

10.7	Form of Amended and Restated Employee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and the employee stockholders identified therein (Incorporated by reference to Exhibit 10.29 to the S-1).

10.8*	Domino’s Pizza, Inc. Amended and Restated Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended January 1, 2006, (the “2005 10-K”)).

10.9*	First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended December 31, 2006, (the “2006 10-K”)).

10.10*	TISM, Inc. Fourth Amended and Restated Stock Option Plan (“TISM Option Plan”) (Incorporated by reference to Exhibit 10.6 to the June 26, 2003 8-K).

10.11*	Form of Domino’s Pizza, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.30 to the S-1).

10.12*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the registrants’ quarterly report on Form 10-Q for the fiscal quarter ended June 18, 2006 (the “June 2006 10-Q”)).

10.13*	Domino’s Pizza Senior Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.2 to the June 2006 10-Q).

10.14*	Form of Domino’s Pizza, Inc. 2004 Employee Stock Payroll Deduction Plan (Incorporated by reference to Exhibit 10.31 to the S-1).

10.15*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.16*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael D. Soignet (Incorporated by reference to Exhibit 10.18 to the 2006 10-K).

10.17*	Amended and Restated Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.19 to the 2006 10-K).

10.18*	First Amendment to the Amended and Restated Employment agreement between Domino’s Pizza LLC and J. Patrick Doyle effective February 25, 2008.

10.19*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and James G. Stansik (Incorporated by reference to Exhibit 10.20 to the 2006 10-K).

10.20*	First Amendment to the Amended and Restated Employment agreement between Domino’s Pizza LLC and James G. Stansik effective February 25, 2008.

10.21*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and L. David Mounts (Incorporated by reference to Exhibit 10.21 to the 2006 10-K).

10.22*	First Amendment to the Amended and Restated Employment agreement between Domino’s Pizza LLC and L. David Mounts effective February 25, 2008.

10.23*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Ken C. Calwell (Incorporated by reference to Exhibit 10.22 to the 2006 10-K).

10.24*	Amended and Restated Employment Agreement dated as of December 3, 2007 between David A. Brandon and Domino’s Pizza, Inc., Domino’s, Inc. and Domino’s Pizza LLC (Incorporated by reference to Exhibit 10.01 to the December 3, 2007 8-K).

10.25*	Amended and Restated Time Sharing Agreement dated as of February 25, 2008 between Domino’s Pizza LLC and David A. Brandon.

10.26*	Form of Amended and Restated Stock Option Agreement of David A. Brandon under the TISM Option Plan (Incorporated by reference to Exhibit 10.23 to the 2004 10-K).

10.27	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).

10.28	TISM, Inc. Class A-3 Stock Option Agreement with Dennis F. Hightower, dated as of February 25, 2003 (Incorporated by reference to Exhibit 10.1 to the Domino’s, Inc. quarterly report on Form 10-Q for the fiscal quarter ended March 23, 2003).

10.29	Stock repurchase agreement, dated as of March 10, 2006, by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP Associates II, BCIP Trust Associates II, BCIP Associates II-B, BCIP Trust Associates II-B, BCIP Associates II-C, BCIP Repurchased Holdings, BCIP Trust Repurchased Holdings, PEP Investment PTY Ltd., Sankaty High Yield Assets Partners, L.P., Brookside Capital Partners Fund, L.P., Combined Jewish Philanthropies of Greater Boston, Inc., The Edgerley Family Foundation, The Tyler Charitable Foundation, Fidelity Charitable Gift Fund, and Corporation of the President of the Church of Jesus Christ of Latter-day Saints, (Incorporated by reference to Exhibit 1.02 to the March 2006 8-K).

10.30	Stock repurchase agreement, dated as of February 6, 2007, by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP Associates II, BCIP Trust Associates II, BCIP Associates II-B, BCIP Trust Associates II-B, BCIP Associates II-C, BCIP Repurchased Holdings, BCIP Trust Repurchased Holdings, PEP Investment PTY Ltd., Brookside Capital Partners Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrants’ Current Report on Form 8-K filed on February 7, 2007, (the “February 2007 8-K”)).

10.31	Base Indenture dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer , and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. quarterly report on Form 10-Q for the fiscal quarter ended March 25, 2007 (the “March 2007 10-Q”)).

10.32	Supplemental Indenture dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer of the 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2, the 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 and the Series 2007-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2007-1 Securities Intermediary (Incorporated by reference to Exhibit 10.2 to the March 2007 10-Q).

10.33	Class A-1 Note Purchase Agreement dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer, Domino’s Pizza LLC, as Master Servicer, certain conduit investors, financial institutions and funding agents, JPMorgan Chase Bank, National Association, as provider of letters of credit, and Lehman Commercial Paper Inc., as swingline lender and as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the March 2007 10-Q).

10.34	Guarantee and Collateral Agreement dated April 16, 2007 among Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc. and Domino’s Pizza Canadian Distribution ULC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the March 2007 10-Q).

10.35	Master Servicing Agreement dated as of April 16, 2007 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Master Servicer, Domino’s Pizza N.S. Co., as a Servicer, and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.5 to the March 2007 10-Q).

10.36	Insurance and Indemnity Agreement dated as of April 16, 2007 among MBIA Insurance Corporation and Ambac Assurance Corporation, as Insurers, Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer, Domino’s Pizza, Inc., Domino’s SPV Guarantor LLC and Domino’s Pizza International LLC, Domino’s Pizza LLC, as Master Servicer and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.6 to the March 2007 10-Q).

10.37	Board of Directors Compensation (Incorporated by reference to Exhibit 10.42 to the 2006 10-K).

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

* -A	management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company expects to furnish to security holders an annual report and proxy materials subsequent to the filing of this annual report on Form 10-K.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

Domino’s Pizza, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Additions/ Deductions from Reserves *	Translation Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
2007	$1,692	$2,128	$(127)	$5	$3,698
2006	3,584	52	(2,038)	94	1,692
2005	4,726	997	(1,903)	(236)	3,584

Allowance for doubtful notes receivable:
2007	$1,178	$230	$8	$-	$1,416
2006	2,042	(780)	(90)	6	1,178
2005	2,195	257	(411)	1	2,042

* Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ William E. Kapp
William E. Kapp
Interim Chief Financial Officer

February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ David A. Brandon
David A. Brandon	Chairman, Chief Executive Officer and Director
February 26, 2008	(Principal Executive Officer)

/s/ William E. Kapp
William E. Kapp	Interim Chief Financial Officer
February 26, 2008	(Principal Financial and Accounting Officer)

/s/ Andrew B. Balson
Andrew B. Balson	Director
February 26, 2008

/s/ Diana F. Cantor
Diana F. Cantor	Director
February 26, 2008

/s/ Vernon O. Hamilton
Vernon O. Hamilton	Director
February 26, 2008

/s/ Dennis F. Hightower
Dennis F. Hightower	Director
February 26, 2008

/s/ Mark E. Nunnelly
Mark E. Nunnelly	Director
February 26, 2008

/s/ Robert M. Rosenberg
Robert M. Rosenberg	Director
February 26, 2008