Form 10-K/A
period 2007-12-30
DOMINOS PIZZA INC
filed 2008-03-28
CIK 1286681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 21, 2008, Domino’s Pizza, Inc. had 58,476,513 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 17, 2008 are incorporated by reference into Part III.

EXPLANATORY NOTE

Domino’s Pizza, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Item 15 of Part IV of its Annual Report on Form 10-K for the fiscal year ended December 30, 2007, as filed with the Securities and Exchange Commission on February 26, 2008 (the “Original Filing”). The purpose of this Amendment No. 1 is to file Schedule I, together with the related report of the Company’s independent registered public accounting firm, in accordance with General Instruction A(4) of Form 10-K not later than 30 days after the applicable due date of the Original Filing. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Item 15, as amended, in its entirety. No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 2008:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and December 30, 2007
Consolidated Statements of Income for the Years Ended January 1, 2006, December 31, 2006 and December 30, 2007
Consolidated Statements of Comprehensive Income for the Years Ended January 1, 2006, December 31, 2006 and December 30, 2007
Consolidated Statements of Stockholders’ Deficit for the Years Ended January 1, 2006, December 31, 2006 and December 30, 2007
Consolidated Statements of Cash Flows for the Years Ended January 1, 2006, December 31, 2006 and December 30, 2007
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: The following financial statement schedules are attached to this report:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule I – Condensed Financial Information of the Registrant

Schedule II – Valuation and Qualifying Accounts (the Report of Independent Registered Public Accounting Firm related to this schedule is included in Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 2008)

All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

3.	Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit Number	Description

3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed with the Securities and Exchange Commission on April 13, 2004 (Reg. No. 333-114442), (the “S-1”)).

3.2	Form of Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the S-1).

3.3	Amended and Restated Certificate of Incorporation of Domino’s, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s, Inc. registration statement on Form S-4 filed with the Securities and Exchange Commission on March 22, 1999 (Reg. No. 333-74797), (the “1999 S-4”)).

3.4	Amended and Restated By-Laws of Domino’s, Inc. (Incorporated by reference to Exhibit 3.2 to the 1999 S-4).

3.5	Articles of Organization of Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.3 to the Domino’s, Inc. registration statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2003 (Reg. No. 333-107774), (the “2003 S-4”)).

3.6	Certificate of Amendment to the Articles of Organization for Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.4 to the 2003 S-4).

3.7	By-laws of Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.5 to the 2003 S-4).

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the 1999 S-4).

10.2	Amendment, dated February 7, 2000, to Lease Agreement dated December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.32 of the Domino’s, Inc. annual report on Form 10-K for the year ended December 31, 2000 (Reg. No. 333-74797)).

10.3	First Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 8, 2002, by and between Domino’s Farms Office Park L.L.C. and Domino’s Pizza, LLC (Incorporated by reference to Exhibit 10.5 to the Domino’s, Inc. annual report on Form 10-K for the year ended December 29, 2002 (Reg. No. 333-74797), (the “2002 10-K”)).

10.4	Second Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 5, 2004 (Incorporated by reference to Exhibit 10.34 to the S-1).

10.5	Form of Amended and Restated Stockholders Agreement by and among Domino’s Pizza, Inc., Domino’s, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P., RGIP, LLC, DP Investors I, LLC, DP Investors II, LLC, J.P. Morgan Capital Corporation, Sixty Wall Street Fund, L.P., DP Transitory Corporation, Thomas S. Monaghan, individually and in his capacity as trustee, and Marjorie Monaghan, individually and in her capacity as trustee, Harry J. Silverman, Michael D. Soignet and David A. Brandon (Incorporated by reference to Exhibit 10.27 to the S-1).

10.6	Form of Amended and Restated Franchisee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and certain franchisee stockholders of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.28 to the S-1).

10.7	Form of Amended and Restated Employee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and the employee stockholders identified therein (Incorporated by reference to Exhibit 10.29 to the S-1).

10.8*	Domino’s Pizza, Inc. Amended and Restated Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended January 1, 2006, (the “2005 10-K”)).

10.9*	First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended December 31, 2006, (the “2006 10-K”)).

10.10*	TISM, Inc. Fourth Amended and Restated Stock Option Plan (“TISM Option Plan”) (Incorporated by reference to Exhibit 10.6 to the June 26, 2003 8-K).

10.11*	Form of Domino’s Pizza, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.30 to the S-1).

10.12*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the registrants’ quarterly report on Form 10-Q for the fiscal quarter ended June 18, 2006 (the “June 2006 10-Q”)).

10.13*	Domino’s Pizza Senior Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.2 to the June 2006 10-Q).

10.14*	Form of Domino’s Pizza, Inc. 2004 Employee Stock Payroll Deduction Plan (Incorporated by reference to Exhibit 10.31 to the S-1).

10.15*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.16*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael D. Soignet (Incorporated by reference to Exhibit 10.18 to the 2006 10-K).

10.17*	Amended and Restated Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.19 to the 2006 10-K).

10.18*+	First Amendment to the Amended and Restated Employment agreement between Domino’s Pizza LLC and J. Patrick Doyle effective February 25, 2008.

10.19*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and James G. Stansik (Incorporated by reference to Exhibit 10.20 to the 2006 10-K).

10.20*+	First Amendment to the Amended and Restated Employment agreement between Domino’s Pizza LLC and James G. Stansik effective February 25, 2008.

10.21*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and L. David Mounts (Incorporated by reference to Exhibit 10.21 to the 2006 10-K).

10.22*+	First Amendment to the Amended and Restated Employment agreement between Domino’s Pizza LLC and L. David Mounts effective February 25, 2008.

10.23*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Ken C. Calwell (Incorporated by reference to Exhibit 10.22 to the 2006 10-K).

10.24*	Amended and Restated Employment Agreement dated as of December 3, 2007 between David A. Brandon and Domino’s Pizza, Inc., Domino’s, Inc. and Domino’s Pizza LLC (Incorporated by reference to Exhibit 10.01 to the December 3, 2007 8-K).

10.25*+	Amended and Restated Time Sharing Agreement dated as of February 25, 2008 between Domino’s Pizza LLC and David A. Brandon.

10.26*	Form of Amended and Restated Stock Option Agreement of David A. Brandon under the TISM Option Plan (Incorporated by reference to Exhibit 10.23 to the 2004 10-K).

10.27	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).

10.28	TISM, Inc. Class A-3 Stock Option Agreement with Dennis F. Hightower, dated as of February 25, 2003 (Incorporated by reference to Exhibit 10.1 to the Domino’s, Inc. quarterly report on Form 10-Q for the fiscal quarter ended March 23, 2003).

10.29	Stock repurchase agreement, dated as of March 10, 2006, by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP Associates II, BCIP Trust Associates II, BCIP Associates II-B, BCIP Trust Associates II-B, BCIP Associates II-C, BCIP Repurchased Holdings, BCIP Trust Repurchased Holdings, PEP Investment PTY Ltd., Sankaty High Yield Assets Partners, L.P., Brookside Capital Partners Fund, L.P., Combined Jewish Philanthropies of Greater Boston, Inc., The Edgerley Family Foundation, The Tyler Charitable Foundation, Fidelity Charitable Gift Fund, and Corporation of the President of the Church of Jesus Christ of Latter-day Saints, (Incorporated by reference to Exhibit 1.02 to the March 2006 8-K).

10.30	Stock repurchase agreement, dated as of February 6, 2007, by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP Associates II, BCIP Trust Associates II, BCIP Associates II-B, BCIP Trust Associates II-B, BCIP Associates II-C, BCIP Repurchased Holdings, BCIP Trust Repurchased Holdings, PEP Investment PTY Ltd., Brookside Capital Partners Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrants’ Current Report on Form 8-K filed on February 7, 2007, (the “February 2007 8-K”)).

10.31	Base Indenture dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer , and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. quarterly report on Form 10-Q for the fiscal quarter ended March 25, 2007 (the “March 2007 10-Q”)).

10.32	Supplemental Indenture dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer of the 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2, the 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 and the Series 2007-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2007-1 Securities Intermediary (Incorporated by reference to Exhibit 10.2 to the March 2007 10-Q).

10.33	Class A-1 Note Purchase Agreement dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer, Domino’s Pizza LLC, as Master Servicer, certain conduit investors, financial institutions and funding agents, JPMorgan Chase Bank, National Association, as provider of letters of credit, and Lehman Commercial Paper Inc., as swingline lender and as Administrative Agent (Incorporated by reference to Exhibit 10.3 to March 2007 10-Q).

10.34	Guarantee and Collateral Agreement dated April 16, 2007 among Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc. and Domino’s Pizza Canadian Distribution ULC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the March 2007 10-Q).

10.35	Master Servicing Agreement dated as of April 16, 2007 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Master Servicer, Domino’s Pizza N.S. Co., as a Servicer, and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.5 to the March 2007 10-Q).

10.36	Insurance and Indemnity Agreement dated as of April 16, 2007 among MBIA Insurance Corporation and Ambac Assurance Corporation, as Insurers, Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer, Domino’s Pizza, Inc., Domino’s SPV Guarantor LLC and Domino’s Pizza International LLC, Domino’s Pizza LLC, as Master Servicer and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.6 to the March 2007 10-Q).

10.37	Board of Directors Compensation (Incorporated by reference to Exhibit 10.42 to the 2006 10-K).

12.1+	Ratio of Earnings to Fixed Charges.

21.1+	Subsidiaries of Domino’s Pizza, Inc.

23.1+	Consent of PricewaterhouseCoopers LLP.

23.1.1	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1+	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2+	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2.1	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

* -	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

+ -	Previously filed.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company furnished security holders an annual report and proxy materials prior to the filing of this annual report on Form 10-K/A and such materials were previously furnished to the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Stockholders and Board of Directors

of Domino’s Pizza, Inc.:

Our audits of the consolidated financial statements and financial statement schedule and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2008 appearing in the 2007 Annual Report on Form 10-K of Domino’s Pizza, Inc. also included an audit of Schedule I – Condensed Financial Information of the Registrant as listed in the index appearing under Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

March 28, 2008

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31, 2006	December 30, 2007
ASSETS
ASSETS:
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Equity in net deficit of subsidiaries	$564,893	$1,450,139

Total liabilities	564,893	1,450,139

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 62,450,804 in 2006 and 59,665,087 in 2007 issued and outstanding	625	597
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	-	-
Additional paid-in capital	133,936	-
Retained deficit	(701,520)	(1,444,938)
Accumulated other comprehensive income (loss)	2,066	(5,798)

Total stockholders’ deficit	(564,893)	(1,450,139)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME

	For the Years Ended
	January 1, 2006	December 31, 2006	December 30, 2007
REVENUES	$-	$-	$-

Total revenues	-	-	-

OPERATING EXPENSES	-	-	-
Total operating expenses	-	-	-

INCOME FROM OPERATIONS	-	-	-

Equity earnings in subsidiaries	108,282	106,227	37,882

INCOME BEFORE PROVISION FOR INCOME TAXES	108,282	106,227	37,882
PROVISION FOR INCOME TAXES	-	-	-

NET INCOME	$108,282	$106,227	$37,882

EARNINGS PER SHARE:

Common Stock – basic	$1.62	$1.68	$0.61

Common Stock – diluted	$1.58	$1.65	$0.59

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 1, 2006	December 31, 2006	December 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES	$108,282	$106,227	$37,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends from subsidiaries	-	59,071	852,619
Investments in subsidiaries	(12,934)	-	-

Net cash provided by (used in) investing activities	(12,934)	59,071	852,619

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(26,899)	(29,841)	(846,346)
Purchase of common stock	(75,000)	(145,000)	(54,548)
Other	6,551	9,543	10,393

Net cash used in financing activities	(95,348)	(165,298)	(890,501)

CHANGE IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$-	$-	$-

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)	INTRODUCTION AND BASIS OF PRESENTATION

Domino’s Pizza, Inc., on a stand alone basis, (the Parent Company) has accounted for majority-owned subsidiaries using the equity basis of accounting. The accompanying condensed financial statements of the Parent Company should be read in conjunction with the consolidated financial statements of Domino’s Pizza, Inc. and its subsidiaries (the Company) and the notes thereto included in Item 8 of the Company’s 2007 Annual Report on Form 10-K which was filed on February 26, 2008. These financial statements have been provided to comply with Rule 4-08(e) of Regulation S-X.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(2)	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During 2007, the Parent Company received dividends from its subsidiaries primarily consisting of amounts received to pay a $13.50 per share special cash dividend in connection with the Company’s 2007 recapitalization transaction. See Note 2 to the Company’s consolidated financial statements as filed in its Form 10-K on February 26, 2008 for a description of the 2007 recapitalization transaction.

Non-cash activities of $26.0 million, $5.2 million and $32.6 million were recorded in 2005, 2006 and 2007, respectively. These amounts primarily relate to stock-based compensation plans and amounts recorded in other comprehensive income related to the Company’s subsidiaries. Non-cash activities in 2007 also include payment by a subsidiary of approximately $50.6 million pursuant to the anti-dilution provisions in the Company’s equity incentive plans which was recorded as an increase in total stockholders’ deficit (see Note 8 to the Company’s consolidated financial statements as filed in its Form 10-K on February 26, 2008 for further information).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ William E. Kapp
William E. Kapp
Interim Chief Financial Officer

March 28, 2008