Form 10-Q
period 2008-03-23
DOMINOS PIZZA INC
filed 2008-04-29
CIK 1286681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 23, 2008

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 22, 2008, Domino’s Pizza, Inc. had 58,276,295 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 23, 2008	December 30, 2007 (Note)
Assets
Current assets:
Cash and cash equivalents	$3,325	$11,344
Restricted cash	82,754	80,951
Accounts receivable	69,333	68,446
Inventories	22,128	24,931
Notes receivable	795	440
Prepaid expenses and other	10,877	11,098
Advertising fund assets, restricted	20,574	20,683
Deferred income taxes	8,183	8,989

Total current assets	217,969	226,882

Property, plant and equipment:
Land and buildings	22,063	21,899
Leasehold and other improvements	85,362	86,909
Equipment	172,753	176,667
Construction in progress	1,047	2,361

	281,225	287,836
Accumulated depreciation and amortization	(163,212)	(164,946)

Property, plant and equipment, net	118,013	122,890

Other assets:
Deferred financing costs	31,374	33,139
Goodwill	19,771	20,772
Capitalized software, net	7,967	10,130
Other assets	13,124	13,541
Deferred income taxes	44,654	45,810

Total other assets	116,890	123,392

Total assets	$452,872	$473,164

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$319	$15,312
Accounts payable	57,338	60,411
Accrued income taxes	6,424	1,583
Insurance reserves	10,127	9,134
Advertising fund liabilities	20,574	20,683
Other accrued liabilities	65,179	68,385

Total current liabilities	159,961	175,508

Long-term liabilities:
Long-term debt, less current portion	1,704,692	1,704,771
Insurance reserves	20,912	20,459
Other accrued liabilities	17,858	22,565

Total long-term liabilities	1,743,462	1,747,795

Stockholders’ deficit:
Common stock	585	597
Retained deficit	(1,445,453)	(1,444,938)
Accumulated other comprehensive loss	(5,683)	(5,798)

Total stockholders’ deficit	(1,450,551)	(1,450,139)

Total liabilities and stockholders’ deficit	$452,872	$473,164

Note: The balance sheet at December 30, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
(In thousands, except per share data)	March 23, 2008	March 25, 2007
Revenues:
Domestic Company-owned stores	$93,047	$95,540
Domestic franchise	36,386	37,517
Domestic supply chain	176,189	179,885
International	33,390	26,379

Total revenues	339,012	339,321

Cost of sales:
Domestic Company-owned stores	75,511	75,643
Domestic supply chain	160,626	161,417
International	14,840	11,191

Total cost of sales	250,977	248,251

Operating margin	88,035	91,070

General and administrative	38,685	40,338

Income from operations	49,350	50,732

Interest income	890	550
Interest expense	(26,708)	(24,443)
Other	—	(13,294)

Income before provision for income taxes	23,532	13,545

Provision for income taxes	9,413	5,147

Net income	$14,119	$8,398

Earnings per share:
Common stock – basic	$0.24	$0.13
Common stock – diluted	0.23	0.13

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
	March 23,	March 25,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$14,119	$8,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,071	7,249
(Gains) losses on sale/disposal of assets	(4,169)	598
Amortization of deferred financing costs, debt discount and other	2,255	10,215
Provision (benefit) for deferred income taxes	1,777	(198)
Non-cash compensation expense	2,065	1,511
Other	199	291
Changes in operating assets and liabilities	(3,045)	(21,156)

Net cash provided by operating activities	20,272	6,908

Cash flows from investing activities:
Capital expenditures	(3,479)	(3,566)
Proceeds from sale of assets	8,220	335
Change in restricted cash	(1,803)	—
Other	520	208

Net cash provided by (used in) investing activities	3,458	(3,023)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,205	1,690
Purchase of common stock	(18,427)	(67)
Proceeds from issuance of long-term debt	3,000	780,000
Repayments of long-term debt and capital lease obligation	(18,075)	(736,656)
Cash paid for financing costs	—	(22,255)
Proceeds from exercise of stock options	413	1,133
Tax benefit from stock options	97	1,167

Net cash provided by (used in) financing activities	(31,787)	25,012

Effect of exchange rate changes on cash and cash equivalents	38	(13)

Change in cash and cash equivalents	(8,019)	28,884
Cash and cash equivalents, at beginning of period	11,344	38,222

Cash and cash equivalents, at end of period	$3,325	$67,106

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

March 23, 2008

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended December 30, 2007 included in our annual report on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 23, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2008.

2.	Comprehensive Income (Loss)

	Fiscal Quarter Ended
	March 23, 2008	March 25, 2007
Net income	$14,119	$8,398
Unrealized losses on derivative instruments, net of tax	—	(9,167)
Reclassification adjustment for (gains) losses included in net income, net of tax	303	(736)
Currency translation adjustment	(188)	(4)

Comprehensive income (loss)	$14,234	$(1,509)

3.	Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended March 23, 2008 and March 25, 2007
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2008	$129,433	$200,651	$33,390	$(24,462)	$—	$339,012
2007	133,057	204,713	26,379	(24,828)	—	339,321
Income from operations –
2008	$34,643	$10,246	$15,331	N/A	$(10,870)	$49,350
2007	34,101	13,368	12,427	N/A	(9,164)	50,732
Segment Income –
2008	$32,874	$12,072	$15,448	N/A	$(4,632)	$55,762
2007	37,565	15,377	12,566	N/A	(4,963)	60,545

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 23, 2008	March 25, 2007
Total Segment Income	$55,762	$60,545
Depreciation and amortization	(7,071)	(7,249)
Gains (losses) on sale/disposal of assets	4,169	(598)
Non-cash compensation expense	(2,065)	(1,511)
Separation and related expenses	(1,445)	—
2007 recapitalization-related expenses	—	(455)

Income from operations	49,350	50,732
Interest income	890	550
Interest expense	(26,708)	(24,443)
Other	—	(13,294)

Income before provision for income taxes	$23,532	$13,545

4.	Earnings Per Share

	Fiscal Quarter Ended
	March 23, 2008	March 25, 2007
Net income available to common stockholders – basic and diluted	$14,119	$8,398

Basic weighted average number of shares	59,403,681	62,569,414
Earnings per share – basic	$0.24	$0.13
Diluted weighted average number of shares	60,085,730	64,076,179
Earnings per share – diluted	$0.23	$0.13

The denominator in calculating diluted earnings per share for common stock for the first quarter of 2008 and the first quarter of 2007 does not include 6,180,000 and 344,200 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive.

5.	Open Market Share Repurchase Program

During the first quarter of 2008, the Company repurchased 1,410,074 shares of common stock for approximately $18.4 million under the Company’s previously announced open market share repurchase program. As of March 23, 2008, the Company had 58,476,513 shares of common stock outstanding.

6.	Sale of Certain Company-owned Stores to Franchisees

During the first quarter of 2008, the Company announced it had agreements in place to sell approximately 60 Company-owned stores in California and Georgia (the “Stores”) in a series of transactions primarily with current franchisees. During the first quarter of 2008, the Company completed the sale of 29 of the Stores. The Company recognized a pre-tax gain on the sale of the related assets of approximately $4.2 million. The pre-tax gain was recorded in general and administrative expense.

The Company anticipates that the sale of nearly all of the remaining Stores will be completed by the end of the second quarter of 2008.

7.	Restructuring Action

During the first quarter of 2008, the Company announced and executed a plan to eliminate approximately 55 positions that were primarily administrative in nature (the “Plan”). In connection with the Plan and other restructuring actions related to the sale of the Stores, the Company incurred separation and related expenses of approximately $1.4 million during the first quarter of 2008 which were included in general and administrative expense.

8.	Income Taxes

The Company believes that it is reasonably possible that a reduction to the liability for unrecognized tax benefits related to certain state income tax matters may occur within the next twelve months. The total liability for unrecognized tax benefits related to these state income tax matters is $7.7 million at March 23, 2008. This amount is comprised of gross unrecognized tax benefits of $6.5 million and interest and penalties of $4.5 million, net of deferred taxes of $3.3 million.

9.	Adoption of Statement of Financial Accounting Standards No. 157 and No. 159

On December 31, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company has elected this one-year deferral and thus will not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until our fiscal year beginning December 29, 2008. The Company is in the process of evaluating the impact of applying FAS 157 to nonfinancial assets and liabilities measured on a nonrecurring basis. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of the Company’s restricted cash and investments in marketable securities are based on quoted prices in active markets for identical assets. We generally apply fair value techniques on a non-recurring basis associated with, (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.

The following table summarizes the carrying amounts and fair values of certain assets at March 23, 2008:

	At March 23, 2008
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash	$77,697	$77,697	$—	$—
Investments in marketable securities	1,794	1,794	—	—

At March 23, 2008, management estimates that the $1.6 billion of outstanding fixed rate senior notes had a fair value of approximately $1.3 billion and the $100.0 million of outstanding fixed rate subordinated notes had a fair value of approximately $75.0 million. We believe that these decreases in fair value from their carrying amounts are primarily due to the current state of the credit market for similar debt instruments. The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. On December 31, 2007, the Company adopted the provisions of SFAS 159 and did not elect the fair value option to measure certain financial instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited; tabular amounts in millions, except percentages and store data)

The 2008 and 2007 first quarters referenced herein represent the twelve-week periods ended March 23, 2008 and March 25, 2007, respectively.

Overview

We are the number one pizza delivery company in the United States and have a leading international presence. We operate through a network of Company-owned stores, all of which are in the United States, and franchise stores located in all 50 states and in more than 55 countries. In addition, we operate regional dough manufacturing and supply chain centers in the United States and Canada.

Our financial results are driven largely by retail sales at our Company-owned and franchise stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase the related amounts. Retail sales drive Company-owned store revenues, royalty payments from franchisees and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the success of our marketing promotions and our ability to execute our store operating model and other business strategies.

	First Quarter of 2008		First Quarter of 2007
Global retail sales growth	5.6%		3.8%

Same store sales growth:
Domestic Company-owned stores	(2.4)%		0.6%
Domestic franchise stores	(5.5)%		(3.4)%

Domestic stores	(5.2)%		(2.9)%
International stores	8.8%		3.8%
Store counts (at end of period):
Domestic Company-owned stores	542		570
Domestic franchise stores	4,586		4,559

Domestic stores	5,128		5,129
International stores	3,513		3,265

Total stores	8,641		8,394

Income statement data:

Total revenues	$339.0	100.0%	$339.3	100.0%
Cost of sales	251.0	74.0%	248.3	73.2%
General and administrative	38.7	11.4%	40.3	11.9%

Income from operations	49.4	14.6%	50.7	14.9%
Interest expense, net	25.8	7.6%	23.9	7.0%
Other	—	0.0%	13.3	3.9%

Income before provision for income taxes	23.5	6.9%	13.5	4.0%
Provision for income taxes	9.4	2.8%	5.1	1.5%

Net income	$14.1	4.2%	$8.4	2.5%

Global retail sales growth in 2008, comprised of retail sales results at both our franchise and Company-owned stores worldwide, was driven primarily by same store sales growth in our international markets as well as an increase in our worldwide store counts during the trailing four quarters. The decreases in domestic same store sales during the first quarter of 2008 were due primarily to a continued weak consumer environment and continued strong competition on a national, regional and local scale. International same store sales growth reflects continued strong performance in the key markets where we compete. Additionally, we grew our worldwide net store counts by 17 and 247 stores during the first quarter and trailing four quarters, respectively.

Revenues decreased $0.3 million, or 0.1%, in the first quarter of 2008, driven by lower domestic supply chain revenues, due primarily to lower volumes, and to a lesser extent, lower domestic Company-owned store and domestic franchise revenues, driven primarily by lower same store sales. These decreases were offset in part by increases in international revenues due primarily to higher same store sales resulting in increased royalty and supply chain revenues and increases in store counts.

Income from operations decreased $1.4 million, or 2.7%, in the first quarter of 2008, due primarily to lower margins in our Company-owned store and domestic supply chain businesses as well as a decrease in domestic franchise same store sales. Additionally, the first quarter was negatively impacted by approximately $1.4 million of separation and other costs recorded related primarily to the Company’s previously announced and executed restructuring action. These decreases were offset in part by continued strong performance in our international business and a $4.2 million gain on the sale of assets related to the sale of 29 Company-owned stores to franchisees.

Net income increased $5.7 million, up 68.1% from the first quarter of 2007. This increase was higher than is typical, due to the comparison to lower income in the prior year quarter, where we incurred higher expenses associated with the Company’s recapitalization. These expenses included a $13.3 million premium paid to repurchase and retire then existing notes. The 68.1% net income increase was offset, in part, by higher current interest expense associated with increased debt under our new capital structure.

Revenues

	First Quarter of 2008		First Quarter of 2007
Domestic Company-owned stores	$93.0	27.4%	$95.5	28.1%
Domestic franchise	36.4	10.7%	37.5	11.1%
Domestic supply chain	176.2	52.1%	179.9	53.0%
International	33.4	9.8%	26.4	7.8%

Total revenues	$339.0	100.0%	$339.3	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties from our franchise stores, and sales of food, equipment and supplies by our supply chain centers to certain franchise stores. Company-owned store and franchise store revenues may vary significantly from period to period due to changes in store count mix while supply chain revenues may vary significantly as a result of fluctuations in commodity prices, primarily cheese and meats.

Domestic Stores Revenues

	First Quarter of 2008		First Quarter of 2007
Domestic Company-owned stores	$93.0	71.9%	$95.5	71.8%
Domestic franchise	36.4	28.1%	37.5	28.2%

Domestic stores	$129.4	100.0%	$133.1	100.0%

Domestic stores revenues decreased $3.7 million, or 2.7%, in the first quarter of 2008, due primarily to lower domestic franchise and Company-owned same store sales. Domestic same store sales decreased 5.2% in the first quarter of 2008, compared to a decrease of 2.9% in the first quarter of 2007. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $2.5 million, or 2.6%, in the first quarter of 2008, due primarily to decreases in domestic Company-owned same store sales and a decrease in the average number of domestic Company-owned stores open during 2008. Domestic Company-owned same store sales decreased 2.4% in the first quarter of 2008, compared to an increase of 0.6% in the first quarter of 2007. There were 542 Company-owned stores in operation at the end of the first quarter 2008, versus 570 at the end of the first quarter 2007.

Domestic Franchise Revenues

Revenues from domestic franchise operations decreased $1.1 million, or 3.0%, in the first quarter of 2008, due primarily to lower same store sales, offset in part by an increase in the average number of domestic franchise stores open during 2008. Domestic franchise same store sales decreased 5.5% in the first quarter of 2008, compared to a decrease of 3.4% in the first quarter of 2007. There were 4,586 domestic franchise stores in operation at the end of the first quarter 2008, versus 4,559 at the end of the first quarter 2007.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations, formerly referred to as domestic distribution, decreased $3.7 million, or 2.1%, in the first quarter of 2008, due primarily to lower volumes, related to decreases in domestic same store sales. This was offset in part by an increase in food prices, including cheese. The published cheese block price-per-pound averaged $1.93 in the first quarter of 2008, up from $1.33 in the comparable period in 2007. Had the 2008 average cheese prices been in effect during 2007, domestic supply chain revenues for the first quarter of 2007 would have been approximately $13.2 million higher than the reported 2007 amounts.

International Revenues

Revenues from international operations totaled $33.4 million in the first quarter of 2008 comprised of approximately $17.2 million of royalty and other revenues and $16.2 million of supply chain revenues. Revenues from international operations increased $7.0 million, or 26.6%, in the first quarter of 2008, comprised of a $3.1 million increase in royalty and other revenues and a $3.9 million increase in supply chain revenues. These increases are primarily due to higher same store sales and an increase in the average number of international stores open during 2008. On a constant dollar basis, same store sales increased 8.8% in the first quarter of 2008, compared to an increase of 3.8% in the first quarter of 2007. There were 3,513 international stores in operation at the end of the first quarter 2008, versus 3,265 at the end of the first quarter 2007.

Cost of Sales / Operating Margin

	First Quarter of 2008		First Quarter of 2007
Consolidated revenues	$339.0	100.0%	$339.3	100.0%
Consolidated cost of sales	251.0	74.0%	248.3	73.2%

Consolidated operating margin	$88.0	26.0%	$91.1	26.8%

Consolidated cost of sales primarily consists of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, decreased $3.1 million, or 3.3%, in the first quarter of 2008. This decrease in the consolidated operating margin was due primarily to lower margins at our Company-owned stores, lower margins in our domestic supply chain business and lower domestic franchise royalty revenues. Franchise revenues do not have a cost of sales component and, as a result, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin decreased 0.8 percentage points in the first quarter of 2008. This decrease was due primarily to decreases in domestic Company-owned store and domestic supply chain operating margins as discussed below.

The consolidated operating margin as a percentage of revenues was negatively impacted by higher cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2008 average cheese prices had been in effect during 2007, the consolidated operating margin for the first quarter of 2007 would have been approximately 25.8% of total revenues versus the reported 26.8%.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	First Quarter of 2008		First Quarter of 2007
Revenues	$93.0	100.0%	$95.5	100.0%
Cost of sales	75.5	81.2%	75.6	79.2%

Store operating margin	$17.5	18.8%	$19.9	20.8%

The domestic Company-owned store operating margin decreased $2.4 million, or 11.9%, in the first quarter of 2008. This decrease was due primarily to higher overall food costs, lower same store sales and higher labor and related costs. As a percentage of store revenues, the store operating margin decreased 2.0 percentage points in the first quarter of 2008. As a percentage of store revenues, food costs increased 0.8 percentage points to 26.2% in the first quarter of 2008, due primarily to higher overall food prices, including cheese. As a percentage of store revenues, labor and related costs increased 0.6 percentage points to 32.4% in the first quarter of 2008. As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, increased 0.2 percentage points to 11.5% in the first quarter of 2008.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	First Quarter of 2008		First Quarter of 2007
Revenues	$176.2	100.0%	$179.9	100.0%
Cost of sales	160.6	91.2%	161.4	89.7%

Supply Chain operating margin	$15.6	8.8%	$18.5	10.3%

The domestic supply chain operating margin decreased $2.9 million, or 15.7%, in the first quarter of 2008, due primarily to lower volumes and higher food costs, offset in part by lower labor costs.

As a percentage of supply chain revenues, the supply chain operating margin decreased 1.5 percentage points in the first quarter of 2008, due primarily to higher food prices, including cheese and lower volumes as a result of lower domestic franchise and Company-owned same store sales. These decreases were offset in part by lower variable labor costs. Increases in certain food prices, including cheese, have a negative effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items, including cheese. Had the 2008 cheese prices been in effect during 2007, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 9.6% for the first quarter of 2007, resulting in a domestic supply chain operating margin decrease of 0.7 percentage points in the first quarter of 2007.

General and Administrative Expenses

General and administrative expenses decreased $1.7 million, or 4.1%, in the first quarter of 2008, due primarily to a $4.2 million gain recorded in the first quarter of 2008 related to the sale of certain Company-owned operations. This was offset in part by approximately $1.4 million of separation and other costs recorded related primarily to the Company’s previously announced and executed restructuring action.

Interest Expense

Interest expense increased $2.3 million to $26.7 million in the first quarter of 2008 due primarily to higher average outstanding debt balances in 2008 as a result of the Company’s 2007 recapitalization. The increase was offset in part by expenses incurred during the first quarter of 2007 in connection with the Company’s 2007 recapitalization, including a $9.5 million write-off of deferred financing fees and bond discount related to the extinguishment of debt as well as a net $2.5 million of additional interest expense incurred in connection with the settlement of interest rate derivatives.

The Company’s cash borrowing rate decreased 0.4 percentage points to 6.1% during the first quarter of 2008 compared to the first quarter of 2007. The Company’s average outstanding debt balance, excluding capital lease obligations, increased $954.4 million to $1.7 billion in the first quarter of 2008 compared to the first quarter of 2007.

Other

The other amount of $13.3 million in the first quarter of 2007 represents the premium paid to repurchase and retire the senior subordinated notes that were tendered in the debt tender offer in connection with the Company’s 2007 recapitalization.

Provision for Income Taxes

Provision for income taxes increased $4.3 million to $9.4 million in the first quarter of 2008. The effective tax rate increased 2.0 percentage points to 40.0% during the first quarter of 2008 from 38.0% in the comparable period in 2007. The effective tax rate in 2008 was negatively impacted by losses of foreign subsidiaries for which no tax benefit was recorded.

Summary of Recapitalization Expenses

The following table presents total recapitalization-related expenses incurred during the first quarter of 2007. These pre-tax expenses affect comparability between the first quarter of 2008 and the first quarter of 2007.

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

Liquidity and Capital Resources

We had working capital of $58.0 million including total unrestricted cash and cash equivalents of $3.3 million and restricted cash of $82.8 million at March 23, 2008. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to service our debt obligations, invest in our business and repurchase common stock, reduce our working capital amounts. As of March 23, 2008, the Company had approximately $41.4 million of cash held for future interest payments, $26.4 million cash held in interest reserves, and $15.0 million cash held for capitalization of certain subsidiaries for a total of $82.8 million of restricted cash. These restricted cash amounts have driven our working capital to higher than normal levels. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our variable funding notes. We have historically funded capital expenditures and debt repayments from these sources and expect to in the future. We did not have any material commitments for capital expenditures as of March 23, 2008.

As of March 23, 2008, we had $1.7 billion of long-term debt, of which $0.3 million was classified as a current liability. Additionally, as of March 23, 2008, the Company had borrowings of $116.0 million available under its $150.0 million securitized financing facility, net of letters of credit issued of $34.0 million. These letters of credit primarily relate to our insurance programs and supply chain center leases. Borrowings under the securitized financing facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $20.3 million and $6.9 million in the first quarter of 2008 and 2007, respectively. The $13.4 million increase was due primarily to an $18.1 million net increase in operating assets and liabilities and a $5.7 million increase in net income. These increases were offset in part by a $8.0 million decrease in amortization of deferred financing costs and debt discount, due primarily to the write-off of deferred financing costs in connection with the debt extinguishments in the first quarter of 2007 and a $4.8 million change in (gains) losses on the sale/disposal of assets due primarily to the sale of certain Company-owned operations in California and Georgia during the first quarter of 2008.

Cash provided by investing activities was $3.5 million in the first quarter of 2008 and cash used in investing activities was $3.0 million in the first quarter of 2007. The $6.5 million increase was due primarily to a $7.9 million increase in proceeds from sale of assets primarily as a result of the sale of certain Company-owned operations in California and Georgia.

Cash used in financing activities was $31.8 million in the first quarter of 2008 and cash provided by financing activities was $25.0 million in the first quarter of 2007. The $56.8 million net change was due primarily to a $777.0 million decrease in proceeds from issuance of long-term debt and a $18.4 million increase in purchases of common stock, offset in part by a $718.6 million decrease in repayments of long-term debt and capital lease obligations and a $22.3 million decrease in cash paid for financing costs.

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

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “or “anticipates” or similar expressions that concern our strategy, plans or intentions. These forward-looking statements relating to our anticipated profitability and operating performance reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that can cause actual results to differ materially include: our increased level of indebtedness as a result of our recapitalization and the securitization transaction; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; our ability to retain key personnel; new product and concept developments by Domino’s and other food-industry competitors; the ongoing profitability of our franchisees and the ability of Domino’s and our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries in which we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations (“cautionary statement”) are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists from time to time of outstanding variable funding note borrowings. Management actively monitors this exposure when present. As of March 23, 2008, we had no outstanding variable funding note borrowings. The fixed rate notes, which comprises significantly all of the Company’s outstanding borrowings, contain fixed interest rates. The Company does not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

The Company is exposed to market risk from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. We may periodically enter into financial instruments to manage this risk. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use forward pricing agreements with our suppliers, they always cover our physical commodity needs, are not net-settled and are accounted for as normal purchases.

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

During the quarterly period ended March 23, 2008 there have been no changes in Domino’s Pizza, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include workers' compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices and, specifically in California, wage and hour claims. We have two class actions pending in California brought by former employees. On June 10, 2003, Vega v. Domino’s Pizza LLC was filed, in Orange County Superior Court, alleging that we failed to provide meal and rest breaks to our employees. On August 2, 2006, Rosello v. Domino’s Pizza LLC was filed, in Los Angeles County Superior Court, alleging similar claims as set out in the Vega lawsuit. On February 14, 2007, the two actions were consolidated in Orange County Superior Court. No determination with respect to class certification was made. On September 11, 2007, the parties reached an out-of-court settlement, subject to the court’s approval, in which all claims in both Vega v. Domino’s Pizza LLC and Rosello v. Domino’s Pizza LLC will be dismissed. The hearing for final approval is set for May 22, 2008. As part of the conditional settlement, the Company agreed to pay $5.0 million to plaintiffs and their attorneys to resolve the disputes. The Company reserved $5.0 million in the second quarter of 2007 for these matters.

On September 28, 2007, the Environmental Protection Agency filed an administrative claim and notice of opportunity for a hearing against the Company. The administrative complaint alleged certain violations of environmental regulations relating to an ammonia leak at one of the Company’s supply chain centers in November 2005 and proposed total penalties of $266,400. The violations listed in the administrative complaint relate to the alleged failure of the Company to timely notify certain governmental agencies of the leak as well as fines for the Company’s failure to timely supply miscellaneous paperwork relating to hazardous chemicals to such governmental agencies. During the first quarter of 2008, the Company reached a settlement with the Environmental Protection Agency and subsequent to the first quarter of 2008, paid approximately $86,000 to resolve the claim.

While we may occasionally be party to large claims, including class action suits, we do not believe that these matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (December 31, 2007 to January 27, 2008)	177,600	$11.66	177,600	$143,523,889
Period #2 (January 28, 2008 to February 24, 2008)	—	—	—	143,523,889
Period #3 (February 25, 2008 to March 23, 2008)	1,232,474	$13.25	1,232,474	127,197,403

Total	1,410,074	$13.05	1,410,074	$127,197,403

(1)	All shares were purchased as part of the publicly announced, board approved, share repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by William E. Kapp pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by William E. Kapp pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

DOMINO’S PIZZA, INC.
(Registrant)

Date: April 29, 2008	/s/ William E. Kapp
William E. Kapp
Interim Chief Financial Officer
(principal financial officer)