Form 10-Q
period 2008-06-15
DOMINOS PIZZA INC
filed 2008-07-22
CIK 1286681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2008

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

As of July 15, 2008, Domino’s Pizza, Inc. had 57,039,541 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 15, 2008	December 30, 2007 (Note)
Assets
Current assets:
Cash and cash equivalents	$37,042	$11,344
Restricted cash	72,659	80,951
Accounts receivable	72,111	68,446
Inventories	22,243	24,931
Notes receivable	462	440
Prepaid expenses and other	4,605	11,098
Advertising fund assets, restricted	27,023	20,683
Deferred income taxes	7,467	8,989

Total current assets	243,612	226,882

Property, plant and equipment:
Land and buildings	22,063	21,899
Leasehold and other improvements	83,490	86,909
Equipment	168,844	176,667
Construction in progress	1,289	2,361

	275,686	287,836
Accumulated depreciation and amortization	(162,221)	(164,946)

Property, plant and equipment, net	113,465	122,890

Other assets:
Deferred financing costs	29,712	33,139
Goodwill	18,405	20,772
Capitalized software, net	4,990	10,130
Other assets	13,065	13,541
Deferred income taxes	42,506	45,810

Total other assets	108,678	123,392

Total assets	$465,755	$473,164

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$324	$15,312
Accounts payable	58,878	60,411
Accrued income taxes	7,101	1,583
Insurance reserves	10,014	9,134
Advertising fund liabilities	27,023	20,683
Other accrued liabilities	62,111	68,385

Total current liabilities	165,451	175,508

Long-term liabilities:
Long-term debt, less current portion	1,704,638	1,704,771
Insurance reserves	20,620	20,459
Other accrued liabilities	13,301	22,565

Total long-term liabilities	1,738,559	1,747,795

Stockholders’ deficit:
Common stock	578	597
Retained deficit	(1,433,462)	(1,444,938)
Accumulated other comprehensive loss	(5,371)	(5,798)

Total stockholders’ deficit	(1,438,255)	(1,450,139)

Total liabilities and stockholders’ deficit	$465,755	$473,164

Note: The balance sheet at December 30, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands, except per share data)	June 15, 2008	June 17, 2007	June 15, 2008	June 17, 2007
Revenues:
Domestic Company-owned stores	$85,009	$92,821	$178,057	$188,361
Domestic franchise	35,804	37,130	72,190	74,647
Domestic supply chain	179,569	182,517	355,758	362,402
International	33,965	27,821	67,355	54,200

Total revenues	334,347	340,289	673,360	679,610

Cost of sales:
Domestic Company-owned stores	69,578	72,304	145,088	147,947
Domestic supply chain	161,682	164,170	322,308	325,587
International	15,328	11,948	30,169	23,139

Total cost of sales	246,588	248,422	497,565	496,673

Operating margin	87,759	91,867	175,795	182,937

General and administrative	34,207	48,568	72,893	88,906

Income from operations	53,552	43,299	102,902	94,031

Interest income	649	3,720	1,540	4,270
Interest expense	(25,577)	(44,776)	(52,286)	(69,220)
Other	—	—	—	(13,294)

Income before provision (benefit) for income taxes	28,624	2,243	52,156	15,787

Provision (benefit) for income taxes	9,894	(74)	19,307	5,073

Net income	$18,730	$2,317	$32,849	$10,714

Earnings per share:
Common stock – basic	$0.32	$0.04	$0.56	$0.17
Common stock – diluted	0.32	0.04	0.55	0.17

Dividends declared per share	$—	$13.50	$—	$13.50

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
(In thousands)	June 15, 2008	June 17, 2007
Cash flows from operating activities:
Net income	$32,849	$10,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,907	14,583
(Gains) losses on sale/disposal of assets	(10,979)	340
Amortization of deferred financing costs, debt discount and other	3,534	33,099
Provision (benefit) for deferred income taxes	4,457	(1,422)
Non-cash compensation expense	3,807	4,587
Other	2,379	868
Changes in operating assets and liabilities	(6,339)	(38,550)

Net cash provided by operating activities	43,615	24,219

Cash flows from investing activities:
Capital expenditures	(6,995)	(8,728)
Proceeds from sale of assets	20,555	891
Change in restricted cash	8,292	(82,852)
Other	494	(118)

Net cash provided by (used in) investing activities	22,346	(90,807)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,311	3,515
Purchase of common stock	(28,271)	(67)
Proceeds from issuance of long-term debt	3,000	2,509,938
Repayments of long-term debt and capital lease obligation	(18,127)	(1,541,993)
Cash paid for financing costs	(102)	(57,959)
Common stock dividends and equivalents	—	(896,971)
Proceeds from exercise of stock options	609	1,536
Tax benefit from stock options	150	20,774

Net cash (used in) provided by financing activities	(40,430)	38,773

Effect of exchange rate changes on cash and cash equivalents	167	41

Change in cash and cash equivalents	25,698	(27,774)

Cash and cash equivalents, at beginning of period	11,344	38,222

Cash and cash equivalents, at end of period	$37,042	$10,448

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 15, 2008

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation, have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 15, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2008.

2.	Comprehensive Income

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 15, 2008	June 17, 2007	June 15, 2008	June 17, 2007
Net income	$18,730	$2,317	$32,849	$10,714
Unrealized gains (losses) on derivative instruments, net of tax	—	786	—	(8,381)
Reclassification adjustment for (gains) losses included in net income, net of tax	299	215	602	(521)
Currency translation adjustment	12	221	(175)	218

Comprehensive income	$19,041	$3,539	$33,276	$2,030

3.	Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended June 15, 2008 and June 17, 2007
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2008	$120,813	$202,905	$33,965	$(23,336)	$—	$334,347
2007	129,951	207,193	27,821	(24,676)	—	340,289
Income from operations –
2008	$35,436	$12,302	$15,443	N/A	$(9,629)	$53,552
2007	29,551	12,933	12,892	N/A	(12,077)	43,299
Segment Income –
2008	$30,959	$14,105	$15,539	N/A	$(5,283)	$55,320
2007	37,225	14,914	13,011	N/A	(5,554)	59,596

	Two Fiscal Quarters Ended June 15, 2008 and June 17, 2007
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2008	$250,247	$403,557	$67,355	$(47,799)	$—	$673,360
2007	263,008	411,906	54,200	(49,504)	—	679,610
Income from operations –
2008	$70,079	$22,547	$30,773	N/A	$(20,497)	$102,902
2007	63,652	26,300	25,319	N/A	(21,240)	94,031
Segment Income –
2008	$63,833	$26,178	$30,987	N/A	$(9,916)	$111,082
2007	74,791	30,291	25,577	N/A	(10,518)	120,141

The following table reconciles Total Segment Income to consolidated income before provision (benefit) for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 15, 2008	June 17, 2007	June 15, 2008	June 17, 2007
Total Segment Income	$55,320	$59,596	$111,082	$120,141
Depreciation and amortization	(6,836)	(7,334)	(13,907)	(14,583)
Gains (losses) on sale/disposal of assets	6,811	258	10,979	(340)
Non-cash compensation expense	(1,743)	(3,076)	(3,807)	(4,587)
Separation and related expenses	—	—	(1,445)	—
Reserve for California legal matters	—	(5,000)	—	(5,000)
2007 recapitalization-related expenses	—	(1,145)	—	(1,600)

Income from operations	53,552	43,299	102,902	94,031
Interest income	649	3,720	1,540	4,270
Interest expense	(25,577)	(44,776)	(52,286)	(69,220)
Other	—	—	—	(13,294)

Income before provision (benefit) for income taxes	$28,624	$2,243	$52,156	$15,787

4. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 15, 2008	June 17, 2007	June 15, 2008	June 17, 2007
Net income available to common stockholders – basic and diluted	$18,730	$2,317	$32,849	$10,714

Basic weighted average number of shares	58,083,234	62,709,994	58,743,458	62,639,704
Earnings per share – basic	$0.32	$0.04	$0.56	$0.17
Diluted weighted average number of shares	58,789,987	64,717,208	59,443,922	64,798,109
Earnings per share – diluted	$0.32	$0.04	$0.55	$0.17

The denominators used in calculating diluted earnings per share for common stock for the second quarter and first two quarters of 2008 do not include 6,142,719 and 6,179,419 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for common stock for both the second quarter and first two quarters of 2007 do not include 196,200 and 125,000 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive.

5.	Open Market Share Repurchase Program

During the second quarter and first two quarters of 2008, the Company repurchased and retired 752,748 and 2,162,822 shares of common stock for approximately $9.8 million and $28.2 million, respectively, under the Company’s previously announced open market share repurchase program. As of June 15, 2008, the Company had 57,832,439 shares of common stock outstanding.

Subsequent to the second quarter of 2008, the Company repurchased and retired 750,000 shares of its common stock on June 24, 2008 in a block trade for approximately $8.6 million, or $11.50 per share.

6.	Sale of Certain Company-owned Stores

During the first quarter of 2008, the Company announced it had agreements in place to sell approximately 60 Company-owned stores in California and Georgia (the “Stores”) in a series of transactions primarily with current franchisees. During the second quarter and first two quarters of 2008, the Company completed the sale of 27 and 56 of the Stores and recognized a pre-tax gain on the sale of the related assets of approximately $6.9 million and $11.2 million, respectively. The pre-tax gains were recorded in general and administrative expense. The Company anticipates that the sale of all the remaining Stores will be completed by the end of the third quarter of 2008.

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

The Company believes that it is reasonably possible that a reduction to the liability for unrecognized tax benefits related to certain state income tax matters may occur within the next twelve months. The total liability for unrecognized tax benefits related to these state income tax matters is $3.0 million at June 15, 2008. This amount is comprised of gross unrecognized tax benefits of $1.4 million and interest and penalties of $2.7 million, net of deferred taxes of $1.1 million.

During the second quarter of 2008, the Company reduced the liability for unrecognized tax benefits related to certain state income tax matters. Approximately $1.6 million of the reduction was related to gross unrecognized tax benefits and approximately $600,000 and $500,000 was related to interest and penalties, respectively. Of these amounts, approximately $1.6 million reduced the Company’s effective tax rate. Additionally, the Company paid approximately $4.0 million related to these state income tax matters during the second quarter of 2008.

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

The fair values of the Company’s restricted cash and investments in marketable securities are based on quoted prices in active markets for identical assets. We generally apply fair value techniques on a nonrecurring basis associated with, (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.

The following table summarizes the carrying amounts and fair values of certain assets at June 15, 2008:

	At June 15, 2008
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash	$61,344	$61,344	$—	$—
Cash and cash equivalents	23,537	23,537
Investments in marketable securities	1,524	1,524	—	—

At June 15, 2008, management estimates that the $1.6 billion of outstanding fixed rate senior notes had a fair value of approximately $1.3 billion and the $100.0 million of outstanding fixed rate subordinated notes had a fair value of approximately $83.0 million. We believe that these decreases in fair value from their carrying amounts are primarily due to the current state of the credit market for similar debt instruments. The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. On December 31, 2007, the Company adopted the provisions of SFAS 159 and did not elect the fair value option to measure certain financial instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited; tabular amounts in millions, except percentages and store data)

The 2008 and 2007 second quarters referenced herein represent the twelve-week periods ended June 15, 2008 and June 17, 2007, respectively. The 2008 and 2007 first two quarters referenced herein represent the twenty-four week periods ended June 15, 2008 and June 17, 2007, respectively.

Overview

We are the number one pizza delivery company in the United States and have a leading international presence. We operate through a network of Company-owned stores, all of which are in the United States, and franchise stores located in all 50 states and in 60 international markets. In addition, we operate regional dough manufacturing and supply chain centers in the United States and Canada.

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

	Second Quarter of 2008		Second Quarter of 2007		First Two Quarters of 2008		First Two Quarters of 2007
Global retail sales growth	+ 4.7%		+ 7.7%		+ 5.1%		+ 5.7%

Same store sales growth:
Domestic Company-owned stores	(1.1)%		+ 4.4%		(1.6)%		+ 2.4%
Domestic franchise stores	(5.9)%		+ 1.8%		(5.8)%		(1.0)%

Domestic stores	(5.4)%		+ 2.1%		(5.3)%		(0.6)%
International stores	+ 7.0%		+ 3.9%		+ 7.9%		+ 3.9%

Store counts (at end of period):
Domestic Company-owned stores	515		567
Domestic franchise stores	4,592		4,561

Domestic stores	5,107		5,128
International stores	3,564		3,321

Total stores	8,671		8,449

Income statement data:
Total revenues	$334.3	100.0%	$340.3	100.0%	$673.4	100.0%	$679.6	100.0%
Cost of sales	246.6	73.8%	248.4	73.0%	497.6	73.9%	496.7	73.1%
General and administrative	34.2	10.2%	48.6	14.3%	72.9	10.8%	88.9	13.1%

Income from operations	53.6	16.0%	43.3	12.7%	102.9	15.3%	94.0	13.8%
Interest expense, net	24.9	7.4%	41.1	12.0%	50.7	7.6%	64.9	9.5%
Other	—	—	—	—	—	—	13.3	2.0%

Income before provision (benefit) for income taxes	28.6	8.6%	2.2	0.7%	52.2	7.7%	15.8	2.3%
Provision (benefit) for income taxes	9.9	3.0%	(0.1)	0.0%	19.3	2.8%	5.1	0.7%

Net income	$18.7	5.6%	$2.3	0.7%	$32.8	4.9%	$10.7	1.6%

Global retail sales growth in 2008, comprised of retail sales results at both our franchise and Company-owned stores worldwide, was driven primarily by same store sales growth in our international markets as well as an increase in our worldwide store counts during the trailing four quarters. The decreases in domestic same store sales during the second quarter and first two quarters of 2008 were due primarily to continued challenges in our domestic business, a weak consumer environment and continued strong competition on a national, regional and local scale. International same store sales growth reflects continued strong performance in the key markets where we compete. Additionally, we grew our worldwide net store counts by 30 and 222 stores during the second quarter and trailing four quarters, respectively.

Revenues decreased $6.0 million, or 1.7%, in the second quarter of 2008 and decreased $6.2 million, or 0.9%, in the first two quarters of 2008. These decreases were driven primarily by lower domestic Company-owned store and domestic franchise revenues, driven primarily by lower same store sales and lower domestic supply chain revenues, due primarily to lower volumes. These decreases were offset in part by increases in international revenues due primarily to higher same store sales, resulting in increased royalty and supply chain revenues, and increases in store counts.

Income from operations increased $10.3 million, or 23.7%, in the second quarter of 2008 and increased $8.9 million, or 9.4%, in the first two quarters of 2008. These increases were primarily due to lower income from operations in the prior year, where we incurred higher expenses associated with the Company’s recapitalization and recorded a $5.0 million reserve related to certain legal matters in California. Additionally, the second quarter and first two quarters of 2008 benefited from $6.9 million and $11.2 million of gains, respectively, on the sale of 56 Stores to franchisees and continued strong performance in our international business. These increases were offset in part by lower margins in our Company-owned store and domestic supply chain businesses as well as a decrease in domestic franchise same store sales. Additionally, the first two quarters of 2008 were negatively impacted by approximately $1.4 million of separation and other costs recorded related primarily to the Company’s previously announced and executed restructuring action.

Net income increased $16.4 million from the second quarter of 2007 and increased $22.1 million from the first two quarters of 2007. These increases were primarily due to the comparison to lower net income amounts in the prior year quarter and first two quarters, when we incurred higher expenses associated with the Company’s recapitalization. These expenses included a $13.3 million premium paid to repurchase and retire then-outstanding notes and the write-off of deferred financing fees and bond discount related to extinguished debt. These increases in the quarter and first two quarters were offset, in part, by higher current interest expense associated with increased debt under our new capital structure and estimated interest income earned in the comparable periods in 2007 on funds received in connection with the Company’s recapitalization.

Revenues

	Second Quarter of 2008		Second Quarter of 2007		First Two Quarters of 2008		First Two Quarters of 2007
Domestic Company-owned stores	$85.0	25.4%	$92.8	27.3%	$178.1	26.5%	$188.4	27.7%
Domestic franchise	35.8	10.7%	37.1	10.9%	72.2	10.7%	74.6	11.0%
Domestic supply chain	179.6	53.7%	182.5	53.6%	355.8	52.8%	362.4	53.3%
International	34.0	10.2%	27.8	8.2%	67.4	10.0%	54.2	8.0%

Total revenues	$334.3	100.0%	$340.3	100.0%	$673.4	100.0%	$679.6	100.0%

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

Domestic Stores Revenues

	Second Quarter of 2008		Second Quarter of 2007		First Two Quarters of 2008		First Two Quarters of 2007
Domestic Company-owned stores	$85.0	70.4%	$92.8	71.4%	$178.1	71.2%	$188.4	71.6%
Domestic franchise	35.8	29.6%	37.1	28.6%	72.2	28.8%	74.6	28.4%

Domestic stores	$120.8	100.0%	$130.0	100.0%	$250.2	100.0%	$263.0	100.0%

Domestic stores revenues decreased $9.2 million, or 7.0%, in the second quarter of 2008 and decreased $12.8 million, or 4.9%, in the first two quarters of 2008. These decreases were due primarily to lower domestic franchise and Company-owned same store sales. Domestic same store sales decreased 5.4% in the second quarter of 2008 and decreased 5.3% in the first two quarters of 2008. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $7.8 million, or 8.4%, in the second quarter of 2008 and decreased $10.3 million, or 5.5%, in the first two quarters of 2008. These decreases were due primarily to lower domestic Company-owned same store sales and a decrease in the average number of domestic Company-owned stores open during 2008. Domestic Company-owned same store sales decreased 1.1% and 1.6% in the second quarter and first two quarters of 2008, respectively, compared to an increase of 4.4% and 2.4% in the second quarter and first two quarters of 2007. There were 515 Company-owned stores in operation at the end of the second quarter of 2008, compared to 567 at the end of the second quarter of 2007.

Domestic Franchise Revenues

Revenues from domestic franchise operations decreased $1.3 million, or 3.6%, in the second quarter of 2008 and decreased $2.4 million, or 3.3%, in the first two quarters of 2008. These decreases were due primarily to lower same store sales, offset in part by an increase in the average number of domestic franchise stores open during 2008. Domestic franchise same store sales decreased 5.9% and 5.8% in the second quarter and first two quarters of 2008, respectively, compared to an increase of 1.8% and a decrease of 1.0% in the second quarter and first two quarters of 2007. There were 4,592 domestic franchise stores in operation at the end of the second quarter of 2008, compared to 4,561 at the end of the second quarter of 2007.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations, formerly referred to as domestic distribution, decreased $2.9 million, or 1.6%, in the second quarter of 2008 and decreased $6.6 million, or 1.8%, in the first two quarters of 2008. These decreases were due primarily to lower volumes, related to decreases in domestic same store sales. This was offset in part by an increase in food prices, including cheese. The published cheese block price-per-pound averaged $1.91 and $1.92 in the second quarter and first two quarters of 2008, respectively, up from $1.51 and $1.42 in the comparable periods in 2007. Had the 2008 average cheese prices been in effect during 2007, domestic supply chain revenues for the second quarter and first two quarters of 2007 would have been approximately $6.8 million and $20.0 million, respectively, higher than the reported 2007 amounts.

International Revenues

Revenues from international operations totaled $34.0 million and $67.4 million in the second quarter and first two quarters of 2008 comprised of approximately $17.3 million and $34.5 million, respectively, of royalty and other revenues and $16.7 million and $32.9 million, respectively, of supply chain revenues. Revenues from international operations increased $6.2 million, or 22.1%, in the second quarter of 2008 and increased $13.2 million, or 24.3%, in the first two quarters of 2008 comprised of a $2.5 million and $5.6 million increase, respectively, in royalty and other revenues and a $3.7 million and $7.6 million increase, respectively, in supply chain revenues. These increases are primarily due to higher same store sales and an increase in the average number of international stores open during 2008. On a constant dollar basis, same store sales increased 7.0% and 7.9% in the second quarter and first two quarters of 2008, respectively, compared to an increase of 3.9% in both the second quarter and first two quarters of 2007. There were 3,564 international stores in operation at the end of the second quarter of 2008, compared to 3,321 at the end of the second quarter of 2007.

Cost of Sales / Operating Margin

	Second Quarter of 2008		Second Quarter of 2007		First Two Quarters of 2008		First Two Quarters of 2007
Consolidated revenues	$334.3	100.0%	$340.3	100.0%	$673.4	100.0%	$679.6	100.0%
Consolidated cost of sales	246.6	73.8%	248.4	73.0%	497.6	73.9%	496.7	73.1%

Consolidated operating margin	$87.8	26.2%	$91.9	27.0%	$175.8	26.1%	$182.9	26.9%

Consolidated cost of sales primarily consists of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, decreased $4.1 million, or 4.5%, in the second quarter of 2008 and decreased $7.1 million, or 3.9%, in the first two quarters of 2008. These decreases in the consolidated operating margin were due primarily to lower margins at our Company-owned stores, lower margins in our domestic supply chain business and lower domestic franchise royalty revenues. Franchise revenues do not have a cost of sales component and, as a result, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin decreased 0.8 percentage points in both the second quarter and first two quarters of 2008. These decreases were due primarily to decreases in domestic Company-owned store and domestic supply chain operating margins as discussed below.

The consolidated operating margin as a percentage of revenues was negatively impacted by higher cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2008 average cheese prices had been in effect during 2007, the consolidated operating margin for the second quarter and first two quarters of 2007 would have been approximately 26.5% and 26.1% of total revenues, respectively, versus the reported 27.0% and 26.9%.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Second Quarter of 2008		Second Quarter of 2007		First Two Quarters of 2008		First Two Quarters of 2007
Revenues	$85.0	100.0%	$92.8	100.0%	$178.1	100.0%	$188.4	100.0%
Cost of sales	69.6	81.8%	72.3	77.9%	145.1	81.5%	147.9	78.5%

Store operating margin	$15.4	18.2%	$20.5	22.1%	$33.0	18.5%	$40.4	21.5%

The domestic Company-owned store operating margin decreased $5.1 million, or 24.8%, in the second quarter of 2008 and decreased $7.4 million, or 18.4%, in the first two quarters of 2008. These decreases were due primarily to higher overall food costs, lower same store sales and higher labor and related costs.

As a percentage of store revenues, the store operating margin decreased 3.9 percentage points in the second quarter of 2008 and decreased 3.0 percentage points in the first two quarters of 2008.

As a percentage of store revenues, food costs increased 2.9 percentage points to 27.3% in the second quarter of 2008 and increased 1.8 percentage points to 26.7% in the first two quarters of 2008. These increases were due primarily to higher overall food prices, including cheese. Additionally, the second quarter and first two quarters of 2007 include the positive impact of derivative contracts.

As a percentage of store revenues, labor and related costs increased 0.5 percentage points to 31.4% in the second quarter of 2008 and increased 0.6 percentage points to 31.9% in the first two quarters of 2008.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, remained flat at 11.6% in the second quarter of 2008 and increased 0.1 percentage points to 11.6% in the first two quarters of 2008.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	Second Quarter of 2008		Second Quarter of 2007		First Two Quarters of 2008		First Two Quarters of 2007
Revenues	$179.6	100.0%	$182.5	100.0%	$355.8	100.0%	$362.4	100.0%
Cost of sales	161.7	90.0%	164.2	89.9%	322.3	90.6%	325.6	89.8%

Supply Chain operating margin	$17.9	10.0%	$18.3	10.1%	$33.4	9.4%	$36.8	10.2%

The domestic supply chain operating margin decreased $0.4 million, or 2.5%, in the second quarter of 2008 and decreased $3.4 million, or 9.1%, in the first two quarters of 2008, respectively. These decreases were due primarily to lower volumes and higher food costs, offset in part by lower variable labor costs.

As a percentage of supply chain revenues, the supply chain operating margin decreased 0.1 and 0.8 percentage points in the second quarter and first two quarters of 2008, respectively. These decreases were due primarily to higher food prices, including cheese and lower volumes as a result of lower domestic franchise and Company-owned same store sales. These decreases were offset in part by lower variable labor costs. Increases in certain food prices, including cheese, have a negative effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items, including cheese. Had the 2008 cheese prices been in effect during 2007, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 9.7% and 9.6% for the second quarter and first two quarters of 2007, respectively, resulting in a domestic supply chain operating margin decrease of 0.4 and 0.6 percentage points in the second quarter and first two quarters of 2007, respectively.

General and Administrative Expenses

General and administrative expenses decreased $14.4 million, or 29.6%, in the second quarter of 2008 and decreased $16.0 million, or 18.0%, in the first two quarters of 2008. These decreases were due primarily to $6.9 million and $11.2 million of gains recorded in the second quarter and first two quarters of 2008, respectively, related to the sale of certain Company-owned stores. Additionally, the decreases were the result of a $5.0 million reserve recorded in the second quarter of 2007 related to certain legal matters in California and general and administrative expenses recorded in the second quarter and first two quarters of 2007 in connection with the Company’s recapitalization. The decrease in the first two quarters of 2008 was offset in part by approximately $1.4 million of separation and other costs recorded related primarily to the Company’s previously announced and executed restructuring action.

Interest Expense

Interest expense decreased $19.2 million to $25.6 million in the second quarter of 2008 and decreased $16.9 million to $52.3 million in the first two quarters of 2008. The decrease in the second quarter was due primarily to a $21.9 million write-off of deferred financing fees in the second quarter of 2007 related to the bridge loan facility in connection with the Company’s 2007 recapitalization. Interest expense in the first two quarters of 2007 was also negatively impacted by expenses incurred in connection with the Company’s 2007 recapitalization, including a $31.4 million write-off of deferred financing fees and bond discount related to the extinguishment of debt as well as a net $2.5 million of additional interest expense incurred in connection with the settlement of interest rate derivatives. These decreases were offset in part by higher average outstanding debt balances in 2008 as a result of the Company’s 2007 recapitalization.

The Company’s cash borrowing rate was 6.1% in the second quarter and first two quarters of 2008, which was flat compared to the second quarter of 2007 and a decrease of 0.1 percentage point compared to the first two quarters of 2007. The Company’s average outstanding debt balance, excluding capital lease obligations, increased $224.8 million to $1.7 billion in the second quarter of 2008 and increased $593.1 million to $1.7 billion in the first two quarters of 2008 compared to the second quarter and first two quarters of 2007.

Other

The other amount of $13.3 million in the first two quarters of 2007 represents the premium paid to repurchase and retire the senior subordinated notes that were tendered in the debt tender offer in connection with the Company’s 2007 recapitalization.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased $10.0 million in the second quarter of 2008 and increased $14.2 million in the first two quarters of 2008. The effective tax rate increased 37.9 percentage points to 34.6% during the second quarter of 2008 from a benefit of 3.3% in the comparable period in 2007, and increased 4.9 percentage points to 37.0% during the first two quarters of 2008, from 32.1% in the comparable period in 2007. The effective tax rate in 2008 was positively impacted by reserve adjustments related to the settlement of state income tax matters offset in part by the negative impact of losses from foreign subsidiaries for which no tax benefit was recorded. The effective tax rate in 2007 was positively impacted by state tax reserve adjustments as a result of state audit activity.

Summary of Recapitalization Expenses

The following table presents total recapitalization-related expenses incurred during the second quarter and first two quarters of 2007. These pre-tax expenses affect comparability between the periods presented for 2008 and 2007.

(in millions)	Second Quarter of 2007	First Two Quarters of 2007
2007 recapitalization-related expenses:
General and administrative expenses (1)	$2.4	$2.9
Additional interest income on recapitalization funds (2)	(2.6)	(2.6)
Additional interest expense (3)	21.9	33.9
Premium on bond extinguishment (4)	—	13.3

Total of 2007 recapitalization-related expenses	$21.7	$47.5

(1)	Primarily includes stock compensation expenses, payroll taxes related to the payments made to certain stock option holders and legal and professional fees incurred in connection with the recapitalization, including the tender offers for Domino’s Pizza, Inc. common stock and Domino’s, Inc. senior subordinated notes due 2011.
(2)	Includes estimated tax-exempt interest income that was earned on funds received in connection with the recapitalization prior to disbursement of the funds.
(3)	Includes the write-off of deferred financing fees and bond discount related to extinguished debt as well as net expense incurred in connection with the settlement of interest rate derivatives.
(4)	Represents the premium paid to bond holders in the tender offer for the Domino’s, Inc. senior subordinated notes due 2011.

In addition to the above fees and expenses and in connection with obtaining the asset-backed securitization financing facility, the Company paid $35.7 million in fees and expenses, which were recorded as a deferred financing cost asset on the consolidated balance sheet as of second quarter 2007.

Liquidity and Capital Resources

We had working capital of $78.2 million including total unrestricted cash and cash equivalents of $37.0 million and restricted cash of $72.7 million at June 15, 2008. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to service our debt obligations, invest in our business and repurchase common stock, reduce our working capital amounts. As of June 15, 2008, the Company had approximately $36.3 million of cash held for future interest payments, $26.4 million cash held in interest reserves, and $10.0 million cash held for capitalization of certain subsidiaries for a total of $72.7 million of restricted cash. These restricted cash amounts have driven our working capital to higher than historical levels. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our variable funding notes. We have historically funded capital expenditures and debt repayments from these sources and expect to in the future. We did not have any material commitments for capital expenditures as of June 15, 2008.

As of June 15, 2008, we had $1.7 billion of long-term debt, of which $0.3 million was classified as a current liability. Additionally, as of June 15, 2008, the Company had borrowings of $114.4 million available under its $150.0 million securitized financing facility, net of letters of credit issued of $35.6 million. These letters of credit primarily relate to our insurance programs and supply chain center leases. Borrowings under the securitized financing facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $43.6 million and $24.2 million in the first two quarters of 2008 and 2007, respectively. The $19.4 million increase was due primarily to a $22.1 million increase in net income and a $32.2 million net increase in operating assets and liabilities. These increases were offset in part by a $29.6 million decrease in amortization of deferred financing costs and debt discount, due primarily to the write-off of deferred financing costs in connection with the debt extinguishments in the first two quarters of 2007 and an $11.3 million change in (gains) losses on the sale/disposal of assets due primarily to the sale of certain Company-owned stores in California and Georgia during the first two quarters of 2008.

Cash provided by investing activities was $22.3 million in the first two quarters of 2008 and cash used in investing activities was $90.8 million in the first two quarters of 2007. The $113.1 million increase was due primarily to a $91.1 million increase in restricted cash related to the Company’s 2007 recapitalization and a $19.7 million increase in proceeds from sale of assets primarily as a result of the sale of certain Company-owned stores in California and Georgia.

Cash used in financing activities was $40.4 million in the first two quarters of 2008 and cash provided by financing activities was $38.8 million in the first two quarters of 2007. The $79.2 million net change was due primarily to a $2.5 billion decrease in proceeds from issuance of long-term debt and a $28.2 million increase in purchases of common stock, offset in part by a $1.5 billion decrease in repayments of long-term debt and capital lease obligations, an $897.0 million decrease in common stock dividends and equivalents and a $57.9 million decrease in cash paid for financing costs.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and the $114.4 million available under the variable funding notes will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the fixed rate notes and to service, extend or refinance the variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists from time to time of outstanding variable funding note borrowings. Management actively monitors this exposure when present. As of June 15, 2008, we had no outstanding variable funding note borrowings. The fixed rate notes, which comprise significantly all of the Company’s outstanding borrowings, contain fixed interest rates. The Company does not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

Management, with the participation of Domino’s Pizza, Inc.’s Chairman and Chief Executive Officer, David A. Brandon, and Executive Vice President and Chief Financial Officer, Wendy A. Beck, performed an evaluation of the effectiveness of Domino’s Pizza, Inc.’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Mr. Brandon and Ms. Beck concluded that Domino’s Pizza, Inc.’s disclosure controls and procedures were effective.

During the quarterly period ended June 15, 2008 there have been no changes in Domino’s Pizza, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are generally a party to numerous legal proceedings in the ordinary course of business. Such matters include, but are not limited to, administrative proceedings, workers’ compensation claims, tax reviews and lawsuits relating to general liability, automobile accidents, franchisee issues, employment, contract and other miscellaneous issues. Specifically, we have two class actions pending in California brought by former employees. On June 10, 2003, Vega v. Domino’s Pizza LLC was filed, in Orange County Superior Court, alleging that we failed to provide meal and rest breaks to our employees. On August 2, 2006, Rosello v. Domino’s Pizza LLC was filed, in Los Angeles County Superior Court, alleging similar claims as set out in the Vega lawsuit. On February 14, 2007, the two actions were consolidated in Orange County Superior Court. No determination with respect to class certification was made. On September 11, 2007, the parties reached an out-of-court settlement, subject to the court’s approval, in which all claims in both Vega v. Domino’s Pizza LLC and Rosello v. Domino’s Pizza LLC will be dismissed. As part of the conditional settlement, the Company agreed to pay $5.0 million to plaintiffs and their attorneys to resolve the disputes. The Company reserved $5.0 million in the second quarter of 2007 for these matters. On June 24, 2008, the settlement was approved by the court and will be paid subsequent to the second quarter of 2008.

In addition to the matters stated above, we may occasionally be party to large claims, including class action suits, that we do not believe, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (March 24, 2008 to April 20, 2008)	183,164	$13.18	183,164	$124,782,466
Period #2 (April 21, 2008 to May 18, 2008)	364,584	$12.99	364,584	120,045,083
Period #3 (May 19, 2008 to June 15, 2008)	205,000	$13.06	205,000	117,368,030

Total	752,748	$13.06	752,748	$117,368,030

(1)	All shares were purchased as part of the publicly announced, board approved, share repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) We held our 2008 Annual Meeting of Shareholders on April 17, 2008.

(b) The following matters were voted upon at the 2008 Annual Meeting of Shareholders:

1.	The election of the nominees for the Board of Directors who will serve a term to expire at the 2011 Annual Meeting of Shareholders. The nominees, all of whom were elected, were Andrew B. Balson and Vernon “Bud” O. Hamilton. The Inspector of Election certified the following vote tabulations:

	Votes For	Votes Withheld
Andrew B. Balson	51,795,871	1,159,869
Vernon “Bud” O. Hamilton	51,735,621	1,220,118

2.	A proposal to approve the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan. The Inspector of Election certified the following vote tabulations:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
34,618,656	10,682,008	8,202	7,646,872

The proposal passed with 76.4% of the voted shares being voted “FOR” the proposal.

3.	A proposal to make all possible and lawful efforts to implement and/or increase activity on each of the nine MacBride Principles was not approved by the shareholders. The Inspector of Elections certified the following vote tabulations:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
1,080,354	41,301,246	2,927,264	7,646,874

The proposal failed with 91.2% of the voted shares being voted “AGAINST” the proposal.

4.	A proposal requesting a report disclosing the progress made toward evaluating controlled-atmosphere killing. The Inspector of Elections certified the following vote tabulations:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
554,566	41,789,954	2,964,344	7,646,874

The proposal failed with 92.2% of the voted shares being voted “AGAINST” the proposal.

5.	A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for fiscal year 2008 was approved by the shareholders. The Inspector of Election certified the following vote tabulations:

Votes For	Votes Against	Votes Abstaining
52,886,841	61,117	7,780

The proposal passed with 99.9% of the voted shares being voted “FOR” the proposal.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.

10.2	Employment Agreement dated as of April 28, 2008 between Domino’s Pizza LLC and Wendy A. Beck (Incorporated by reference to Exhibit 1.01 to the registrants’ Current Report on Form 8-K filed on April 30, 2008).

31.1	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Wendy A. Beck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Wendy A. Beck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

DOMINO’S PIZZA, INC.
(Registrant)

Date: July 22, 2008	/s/ Wendy A. Beck
Wendy A. Beck
Chief Financial Officer