Form 10-Q
period 2008-09-07
DOMINOS PIZZA INC
filed 2008-10-14
CIK 1286681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 7, 2008

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

As of October 7, 2008, Domino’s Pizza, Inc. had 56,785,060 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 7, 2008	December 30, 2007 (Note)
Assets
Current assets:
Cash and cash equivalents	$20,126	$11,344
Restricted cash and cash equivalents	71,290	80,951
Accounts receivable	69,437	68,446
Inventories	25,235	24,931
Notes receivable	622	440
Prepaid expenses and other	10,655	11,098
Advertising fund assets, restricted	19,781	20,683
Deferred income taxes	7,977	8,989

Total current assets	225,123	226,882

Property, plant and equipment:
Land and buildings	22,063	21,899
Leasehold and other improvements	83,950	86,909
Equipment	170,003	176,667
Construction in progress	1,852	2,361

	277,868	287,836
Accumulated depreciation and amortization	(165,628)	(164,946)

Property, plant and equipment, net	112,240	122,890

Other assets:
Deferred financing costs	27,979	33,139
Goodwill	18,206	20,772
Capitalized software, net	3,003	10,130
Other assets	12,627	13,541
Deferred income taxes	41,668	45,810

Total other assets	103,483	123,392

Total assets	$440,846	$473,164

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$331	$15,312
Accounts payable	53,588	60,411
Accrued income taxes	1,668	1,583
Insurance reserves	10,561	9,134
Advertising fund liabilities	19,781	20,683
Other accrued liabilities	54,806	68,385

Total current liabilities	140,735	175,508

Long-term liabilities:
Long-term debt, less current portion	1,704,557	1,704,771
Insurance reserves	20,396	20,459
Other accrued liabilities	12,544	22,565

Total long-term liabilities	1,737,497	1,747,795

Stockholders’ deficit:
Common stock	569	597
Retained deficit	(1,432,695)	(1,444,938)
Accumulated other comprehensive loss	(5,260)	(5,798)

Total stockholders’ deficit	(1,437,386)	(1,450,139)

Total liabilities and stockholders’ deficit	$440,846	$473,164

Note: The balance sheet at December 30, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7, 2008	September 9, 2007	September 7, 2008	September 9, 2007
Revenues:
Domestic Company-owned stores	$77,810	$89,264	$255,867	$277,625
Domestic franchise	34,680	35,832	106,871	110,479
Domestic supply chain	177,848	183,670	533,605	546,072
International	33,250	28,552	100,605	82,752

Total revenues	323,588	337,318	996,948	1,016,928

Cost of sales:
Domestic Company-owned stores	67,937	73,818	213,026	221,766
Domestic supply chain	162,454	167,360	484,762	492,947
International	14,477	12,212	44,644	35,350

Total cost of sales	244,868	253,390	742,432	750,063

Operating margin	78,720	83,928	254,516	266,865

General and administrative	38,483	40,167	111,377	129,073

Income from operations	40,237	43,761	143,139	137,792

Interest income	447	999	1,986	5,269
Interest expense	(26,125)	(26,513)	(78,411)	(95,733)
Other	—	—	—	(13,294)

Income before provision for income taxes	14,559	18,247	66,714	34,034

Provision for income taxes	4,463	7,256	23,769	12,329

Net income	$10,096	$10,991	$42,945	$21,705

Earnings per share:
Common stock – basic	$0.18	$0.18	$0.74	$0.35
Common stock – diluted	0.17	0.17	0.73	0.34

Dividends declared per share	$—	$—	$—	$13.50

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)	Three Fiscal Quarters Ended
	September 7, 2008	September 9, 2007
Cash flows from operating activities:
Net income	$42,945	$21,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,717	21,740
(Gains) losses on sale/disposal of assets	(12,678)	680
Amortization of deferred financing costs, debt discount and other	5,334	34,773
Provision (benefit) for deferred income taxes	4,600	(4,530)
Non-cash compensation expense	5,962	6,069
Other	5,298	1,851
Changes in operating assets and liabilities	(33,265)	(16,069)

Net cash provided by operating activities	38,913	66,219

Cash flows from investing activities:
Capital expenditures	(13,142)	(12,676)
Proceeds from sale of assets	24,703	3,317
Change in restricted cash and cash equivalents	9,661	(107,501)
Other	613	(58)

Net cash provided by (used in) investing activities	21,835	(116,918)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,285	4,534
Purchase of common stock	(41,130)	(18,078)
Proceeds from issuance of long-term debt	3,000	2,509,938
Repayments of long-term debt and capital lease obligation	(18,205)	(1,547,102)
Cash paid for financing costs	(166)	(58,876)
Common stock dividends and equivalents	—	(896,972)
Proceeds from exercise of stock options	912	4,537
Tax benefit from stock options	240	21,907

Net cash (used in) provided by financing activities	(52,064)	19,888

Effect of exchange rate changes on cash and cash equivalents	98	5

Change in cash and cash equivalents	8,782	(30,806)

Cash and cash equivalents, at beginning of period	11,344	38,222

Cash and cash equivalents, at end of period	$20,126	$7,416

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 7, 2008

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation, have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 7, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2008.

2.	Comprehensive Income

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7, 2008	September 9, 2007	September 7, 2008	September 9, 2007
Net income	$10,096	$10,991	$42,945	$21,705
Unrealized losses on derivative instruments, net of tax	—	—	—	(8,381)
Reclassification adjustment for (gains) losses included in net income, net of tax	303	287	905	(234)
Currency translation adjustment	(191)	(16)	(367)	202

Comprehensive income	$10,208	$11,262	$43,483	$13,292

3.	Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended September 7, 2008 and September 9, 2007
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2008	$112,490	$201,206	$33,250	$(23,358)	$—	$323,588
2007	125,096	208,904	28,552	(25,234)	—	337,318
Income from operations –
2008	$24,334	$10,209	$14,957	N/A	$(9,263)	$40,237
2007	28,072	11,305	13,114	N/A	(8,730)	43,761
Segment Income –
2008	$25,039	$11,974	$15,051	N/A	$(4,562)	$47,502
2007	31,043	13,295	13,233	N/A	(4,831)	52,740

	Three Fiscal Quarters Ended September 7, 2008 and September 9, 2007
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2008	$362,738	$604,763	$100,605	$(71,158)	$—	$996,948
2007	388,104	620,810	82,752	(74,738)	—	1,016,928
Income from operations –
2008	$94,413	$32,756	$45,731	N/A	$(29,761)	$143,139
2007	91,724	37,606	38,432	N/A	(29,970)	137,792
Segment Income –
2008	$88,871	$38,152	$46,038	N/A	$(14,476)	$158,585
2007	105,835	43,586	38,810	N/A	(15,350)	172,881

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7, 2008	September 9, 2007	September 7, 2008	September 9, 2007
Total Segment Income	$47,502	$52,740	$158,585	$172,881
Depreciation and amortization	(6,809)	(7,157)	(20,717)	(21,740)
Gains (losses) on sale/disposal of assets	1,699	(340)	12,678	(680)
Non-cash compensation expense	(2,155)	(1,482)	(5,962)	(6,069)
Separation and related expenses	—	—	(1,445)	—
Reserve for California legal matters	—	—	—	(5,000)
2007 recapitalization-related expenses	—	—	—	(1,600)

Income from operations	40,237	43,761	143,139	137,792
Interest income	447	999	1,986	5,269
Interest expense	(26,125)	(26,513)	(78,411)	(95,733)
Other	—	—	—	(13,294)

Income before provision for income taxes	$14,559	$18,247	$66,714	$34,034

4.	Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7, 2008	September 9, 2007	September 7, 2008	September 9, 2007
Net income available to common stockholders – basic and diluted	$10,096	$10,991	$42,945	$21,705

Basic weighted average number of shares	57,079,022	62,770,622	58,188,646	62,683,343
Earnings per share – basic	$0.18	$0.18	$0.74	$0.35
Diluted weighted average number of shares	58,042,743	63,971,505	58,859,220	64,534,801
Earnings per share – diluted	$0.17	$0.17	$0.73	$0.34

The denominators used in calculating diluted earnings per share for common stock for the third quarter and first three quarters of 2008 do not include 7,839,519 and 7,815,519 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for common stock for the third quarter and first three quarters of 2007 do not include 3,010,700 and 2,522,700 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive.

5.	Open Market Share Repurchase Program

During the third quarter and first three quarters of 2008, the Company repurchased and retired 1,070,100 and 3,232,922 shares of common stock for approximately $12.8 million and $41.1 million, respectively, under the Company’s previously announced $200.0 million open market share repurchase program. As of September 7, 2008, the Company has approximately $104.5 million remaining for future share repurchases under this program. As of September 7, 2008, the Company had 56,879,871 shares of common stock outstanding.

6.	Sale of Certain Company-Owned Stores

During the first quarter of 2008, the Company announced it had agreements in place to sell certain Company-owned stores in California and Georgia (the “Stores”) in a series of transactions primarily with current franchisees. During the third quarter and first three quarters of 2008, the Company completed the sale of three and 59 of the Stores and recognized a pre-tax gain on the sale of the related assets of approximately $1.8 million and $13.0 million, respectively. The pre-tax gains were recorded in general and administrative expense. The sales of the Stores were substantially complete by the end of the third quarter.

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

During 2008, the Company reduced the liability for unrecognized tax benefits related to certain state income tax matters. Specifically, in the third quarter and first three quarters of 2008, approximately $1.0 million and $2.6 million of the reduction was related to gross unrecognized tax benefits; approximately $400,000 and $1.0 million was related to interest; and approximately $700,000 and $1.2 million was related to penalties, respectively. Of these amounts, approximately $1.4 million and $3.0 million reduced the Company’s effective tax rate during the third quarter and first three quarters of 2008, respectively. Separately, the Company paid approximately $1.4 million and $5.4 million related to these state income tax matters during the third quarter and first three quarters of 2008, respectively.

In the third quarter of 2007, the Company recorded a provision for income taxes of $0.3 million for certain state income tax matters. For the first three quarters of 2007, the Company recorded a net benefit for income taxes of $0.6 million with respect to these state income tax matters. Separately, in the third quarter and first three quarters of 2007, the Company accrued additional interest expense of $0.6 million and $0.9 million, respectively.

9.	Adoption of Statement of Financial Accounting Standards No. 157 and No. 159

On December 31, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the Financial Accounting Standards Board (the “FASB”) issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company has elected this one-year deferral and thus will not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until our fiscal year beginning December 29, 2008. The Company is in the process of evaluating the impact of applying SFAS 157 to nonfinancial assets and liabilities measured on a nonrecurring basis. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of the Company’s restricted cash and cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. We generally apply fair value techniques on a nonrecurring basis associated with (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.

The following table summarizes the carrying amounts and fair values of certain assets at September 7, 2008:

	At September 7, 2008
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash and cash equivalents	$70,507	$70,507	$—	$—
Cash and cash equivalents	17,510	17,510	—	—
Investments in marketable securities	1,467	1,467	—	—

At September 7, 2008, management estimates that the $1.6 billion of outstanding fixed rate senior notes had a fair value of approximately $1.2 billion and the $100.0 million of outstanding fixed rate subordinated notes had a fair value of approximately $63.0 million. We believe that these decreases in fair value from their carrying amounts are primarily due to the current state of the credit markets for similar debt instruments. The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

10.	Subsequent Event

Subsequent to the third quarter of 2008, one of the Company’s variable funding notes (the “VFN”) providers (the “Primary VFN Provider”) declared bankruptcy. The VFN allows for the issuance of up to $150.0 million of financing and certain other credit instruments, including letters of credit in support of various obligations of the Company. As a result of the Primary VFN Provider’s bankruptcy, the Company’s ability to draw upon the VFN has likely been reduced. Under the existing terms of the VFN, the Primary VFN Provider’s share is $90.0 million. If the Company is ultimately unable to borrow under the existing agreement and is unable to secure additional funding from other parties, the Company’s availability under the VFN would be reduced to $60.0 million, of which $38.3 million is currently committed under pre-existing letters of credit. The maximum amount of borrowings under this scenario estimated to be available to the Company under the VFN would be approximately $21.7 million. The Company is in the process of exploring alternative sources of additional liquidity. The Company has historically funded its working capital requirements, capital expenditures, debt repayments and share repurchases primarily from its cash flows from operations and when necessary, its available borrowings under the VFN.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited;	tabular amounts in millions, except percentages and store data)

The 2008 and 2007 third quarters referenced herein represent the twelve-week periods ended September 7, 2008 and September 9, 2007, respectively. The 2008 and 2007 first three quarters referenced herein represent the thirty-six week periods ended September 7, 2008 and September 9, 2007, respectively.

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

	Third Quarter of 2008		Third Quarter of 2007		First Three Quarters of 2008		First Three Quarters of 2007
Global retail sales growth	+ 2.4%		+ 7.2%		+ 4.2%		+ 6.2%

Same store sales growth:
Domestic Company-owned stores	(3.4)%		+ 0.8%		(2.2)%		+ 1.9%
Domestic franchise stores	(6.4)%		(2.0)%		(6.0)%		(1.3)%

Domestic stores	(6.1)%		(1.6)%		(5.6)%		(0.9)%
International stores	+ 5.4%		+ 8.3%		+ 7.0%		+ 5.4%

Store counts (at end of period):
Domestic Company-owned stores	512		565
Domestic franchise stores	4,574		4,571

Domestic stores	5,086		5,136
International stores	3,640		3,374

Total stores	8,726		8,510

Income statement data:
Total revenues	$323.6	100.0%	$337.3	100.0%	$996.9	100.0%	$1,016.9	100.0%
Cost of sales	244.9	75.7%	253.4	75.1%	742.4	74.5%	750.1	73.8%
General and administrative	38.5	11.9%	40.2	11.9%	111.4	11.2%	129.1	12.7%

Income from operations	40.2	12.4%	43.8	13.0%	143.1	14.4%	137.8	13.5%
Interest expense, net	25.7	7.9%	25.5	7.6%	76.4	7.7%	90.5	8.9%
Other	—	—	—	—	—	—	13.3	1.3%

Income before provision for income taxes	14.6	4.5%	18.2	5.4%	66.7	6.7%	34.0	3.3%
Provision for income taxes	4.5	1.4%	7.3	2.1%	23.8	2.4%	12.3	1.2%

Net income	$10.1	3.1%	$11.0	3.3%	$42.9	4.3%	$21.7	2.1%

Global retail sales growth in 2008, comprised of retail sales results at both our franchise and Company-owned stores worldwide, was driven primarily by same store sales growth in our international markets as well as a net increase in our worldwide store counts during the trailing four quarters. The decreases in domestic same store sales during the third quarter and first three quarters of 2008 were due primarily to continued challenges in our domestic business, a weak consumer environment and continued strong competition on a national, regional and local scale. International same store sales growth reflects continued strong performance in the key markets where we compete. Additionally, we grew our worldwide net store counts by 55 and 216 stores during the third quarter of 2008 and trailing four quarters, respectively.

Revenues decreased $13.7 million, or 4.1%, in the third quarter of 2008 and decreased $20.0 million, or 2.0%, in the first three quarters of 2008. These decreases were driven primarily by lower domestic Company-owned store and domestic franchise revenues, driven primarily by lower same store sales and lower domestic supply chain revenues, due primarily to lower volumes. These decreases were offset in part by increases in international revenues due primarily to higher international same store sales and increased store counts, both of which resulted in increased royalty and international supply chain revenues.

Income from operations decreased $3.6 million, or 8.1%, in the third quarter of 2008 and increased $5.3 million, or 3.9%, in the first three quarters of 2008. The decrease in the third quarter of 2008 was due primarily to lower margins in our Company-owned store and domestic supply chain businesses as well as a decrease in domestic franchise same store sales. This decrease was offset in part by $1.8 million of gains recorded on the sale of three Stores to franchisees and continued strong performance in our international business. The increase during the first three quarters of 2008 was primarily due to lower income from operations in the prior year, when we incurred higher expenses associated with the Company’s recapitalization and recorded a $5.0 million reserve related to certain legal matters in California. Additionally, the first three quarters of 2008 benefited from $13.0 million of gains on the sale of 59 Stores to franchisees and continued strong performance in our international business. These increases were offset in part by lower margins in our Company-owned store and domestic supply chain businesses, as well as a decrease in domestic franchise same store sales. Additionally, the first three quarters of 2008 were negatively impacted by approximately $1.4 million of separation and other costs related primarily to the Company’s previously announced and executed restructuring action.

Net income decreased $0.9 million from the third quarter of 2007 and increased $21.2 million from the first three quarters of 2007. The decrease in the third quarter was driven primarily by the aforementioned decreases in income from operations, offset in part by a lower effective tax rate resulting from reserve adjustments related to the settlement of certain state income tax matters. The net income increase in the first three quarters of 2008 was primarily due to the comparison to lower net income amounts in the prior year period, when we incurred higher expenses associated with the Company’s recapitalization. These expenses included a $13.3 million premium paid to repurchase and retire then-outstanding notes and the write-off of deferred financing fees and bond discount related to extinguished debt. These net income increases in the first three quarters of 2008 were offset in part by higher ongoing interest expense associated with increased debt under our new capital structure and higher estimated interest income earned in the comparable periods in 2007 on funds received in connection with the Company’s recapitalization.

Revenues

	Third Quarter of 2008		Third Quarter of 2007		First Three Quarters of 2008		First Three Quarters of 2007
Domestic Company-owned stores	$77.8	24.0%	$89.3	26.5%	$255.9	25.7%	$277.6	27.3%
Domestic franchise	34.7	10.7%	35.8	10.6%	106.9	10.7%	110.5	10.9%
Domestic supply chain	177.8	55.0%	183.7	54.4%	533.6	53.5%	546.1	53.7%
International	33.3	10.3%	28.6	8.5%	100.6	10.1%	82.8	8.1%

Total revenues	$323.6	100.0%	$337.3	100.0%	$996.9	100.0%	$1,016.9	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties from our franchise stores, and sales of food, equipment and supplies by our supply chain centers to certain franchise stores. Company-owned store and franchise store revenues may vary significantly from period to period due to changes in store count mix, while supply chain revenues may vary significantly as a result of fluctuations in commodity prices, primarily cheese and meats.

Domestic Stores Revenues

	Third Quarter of 2008		Third Quarter of 2007		First Three Quarters of 2008		First Three Quarters of 2007
Domestic Company-owned stores	$77.8	69.2%	$89.3	71.4%	$255.9	70.5%	$277.6	71.5%
Domestic franchise	34.7	30.8%	35.8	28.6%	106.9	29.5%	110.5	28.5%

Domestic stores	$112.5	100.0%	$125.1	100.0%	$362.7	100.0%	$388.1	100.0%

Domestic stores revenues decreased $12.6 million, or 10.1%, in the third quarter of 2008 and decreased $25.4 million, or 6.5%, in the first three quarters of 2008. These decreases were due primarily to lower domestic franchise and Company-owned same store sales as well as a lower average number of domestic Company-owned stores opened during 2008. Domestic same store sales decreased 6.1% in the third quarter of 2008 and decreased 5.6% in the first three quarters of 2008. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $11.5 million, or 12.8%, in the third quarter of 2008 and decreased $21.7 million, or 7.8%, in the first three quarters of 2008. These decreases were due primarily to lower domestic Company-owned same store sales and a decrease in the average number of domestic Company-owned stores open during 2008 primarily as a result of store divestitures to franchisees. Domestic Company-owned same store sales decreased 3.4% and 2.2% in the third quarter and first three quarters of 2008, respectively, compared to an increase of 0.8% and 1.9% in the third quarter and first three quarters of 2007. There were 512 Company-owned stores in operation at the end of the third quarter of 2008 compared to 565 at the end of the third quarter of 2007.

Domestic Franchise Revenues

Revenues from domestic franchise operations decreased $1.1 million, or 3.2%, in the third quarter of 2008 and decreased $3.6 million, or 3.3%, in the first three quarters of 2008. These decreases were due primarily to lower same store sales. Domestic franchise same store sales decreased 6.4% and 6.0% in the third quarter and first three quarters of 2008, respectively, compared to a decrease of 2.0% and 1.3% in the third quarter and first three quarters of 2007. There were 4,574 domestic franchise stores in operation at the end of the third quarter of 2008 compared to 4,571 at the end of the third quarter of 2007.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations, formerly referred to as domestic distribution, decreased $5.9 million, or 3.2%, in the third quarter of 2008 and decreased $12.5 million, or 2.3%, in the first three quarters of 2008. These decreases were due primarily to lower volumes, related to decreases in domestic same store sales and were offset in part by an increase in overall food prices. The published cheese block price-per-pound averaged $1.98 and $1.94 in the third quarter and first three quarters of 2008, respectively, up from $1.95 and $1.60 in the comparable periods in 2007. Had the 2008 average cheese prices been in effect during 2007, domestic supply chain revenues for the third quarter would not have been materially different than the reported 2007 amount while domestic supply chain revenues for the first three quarters of 2007 would have been approximately $17.3 million higher than the reported 2007 amount.

International Revenues

	Third Quarter of 2008		Third Quarter of 2007		First Three Quarters of 2008		First Three Quarters of 2007
International royalty and other	$17.5	52.5%	$15.3	53.4%	$51.9	51.6%	$44.2	53.4%
International supply chain	15.8	47.5%	13.3	46.6%	48.7	48.4%	38.6	46.6%

International	$33.3	100.0%	$28.6	100.0%	$100.6	100.0%	$82.8	100.0%

Revenues from international operations increased $4.7 million, or 16.5%, in the third quarter of 2008 and increased $17.8 million, or 21.6%, in the first three quarters of 2008, comprised of a $2.2 million and $7.7 million increase, respectively, in royalty and other revenues and a $2.5 million and $10.1 million increase, respectively, in supply chain revenues. These increases are primarily due to higher same store sales and an increase in the average number of international stores open during 2008. On a constant dollar basis, same store sales increased 5.4% and 7.0% in the third quarter and first three quarters of 2008, respectively, compared to an increase of 8.3% and 5.4% in the third quarter and first three quarters of 2007. On a historical dollar basis, same store sales increased 7.7% and 12.1% in the third quarter and first three quarters of 2008, respectively, reflecting a generally weaker U.S. dollar in those markets in which we compete. There were 3,640 international stores in operation at the end of the third quarter of 2008, compared to 3,374 at the end of the third quarter of 2007.

Cost of Sales / Operating Margin

	Third Quarter of 2008		Third Quarter of 2007		First Three Quarters of 2008		First Three Quarters of 2007
Consolidated revenues	$323.6	100.0%	$337.3	100.0%	$996.9	100.0%	$1,016.9	100.0%
Consolidated cost of sales	244.9	75.7%	253.4	75.1%	742.4	74.5%	750.1	73.8%

Consolidated operating margin	$78.7	24.3%	$83.9	24.9%	$254.5	25.5%	$266.9	26.2%

Consolidated cost of sales primarily consists of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, decreased $5.2 million, or 6.2%, in the third quarter of 2008 and decreased $12.4 million, or 4.6%, in the first three quarters of 2008. These decreases in the consolidated operating margin were due primarily to lower margins at our Company-owned stores, lower margins in our domestic supply chain business and lower domestic franchise royalty revenues. Franchise revenues do not have a cost of sales component and, as a result, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin decreased 0.6 and 0.7 percentage points in the third quarter and first three quarters of 2008, respectively. These decreases were due primarily to decreases in domestic Company-owned store and domestic supply chain operating margins as discussed below.

The consolidated operating margin as a percentage of revenues was negatively impacted by higher cheese costs in the first three quarters of 2008. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2008 average cheese prices had been in effect during 2007, the consolidated operating margin for the first three quarters of 2007 would have been approximately 25.8% of total revenues, respectively, versus the reported 26.2%.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Third Quarter of 2008		Third Quarter of 2007		First Three Quarters of 2008		First Three Quarters of 2007
Revenues	$77.8	100.0%	$89.3	100.0%	$255.9	100.0%	$277.6	100.0%
Cost of sales	67.9	87.3%	73.8	82.7%	213.0	83.3%	221.8	79.9%

Store operating margin	$9.9	12.7%	$15.4	17.3%	$42.9	16.7%	$55.9	20.1%

The domestic Company-owned store operating margin decreased $5.5 million, or 36.1%, in the third quarter of 2008 and decreased $13.0 million, or 23.3%, in the first three quarters of 2008. These decreases were due primarily to higher overall food costs, lower same store sales and higher labor and related costs.

As a percentage of store revenues, the store operating margin decreased 4.6 percentage points in the third quarter of 2008 and decreased 3.4 percentage points in the first three quarters of 2008.

As a percentage of store revenues, food costs increased 1.0 percentage point to 29.0% in the third quarter of 2008 and increased 1.5 percentage points to 27.4% in the first three quarters of 2008. These increases were due primarily to higher overall food prices, including cheese. Additionally, the first three quarters of 2007 include the positive impact of derivative contracts.

As a percentage of store revenues, labor and related costs increased 1.1 percentage points to 32.3% in the third quarter of 2008 and increased 0.8 percentage points to 32.1% in the first three quarters of 2008. These increases are due primarily to higher average wage rates.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, increased 1.2 percentage points to 13.5% in the third quarter of 2008 and increased 0.4 percentage points to 12.2% in the first three quarters of 2008.

As a percentage of store revenues, insurance costs increased 0.3 percentage points to 3.5% in the third quarter of 2008 and increased 0.2 percentage points to 3.3% in the first three quarters of 2008.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	Third Quarter of 2008		Third Quarter of 2007		First Three Quarters of 2008		First Three Quarters of 2007
Revenues	$177.8	100.0%	$183.7	100.0%	$533.6	100.0%	$546.1	100.0%
Cost of sales	162.4	91.3%	167.4	91.1%	484.8	90.8%	492.9	90.3%

Supply Chain operating margin	$15.4	8.7%	$16.3	8.9%	$48.8	9.2%	$53.1	9.7%

The domestic supply chain operating margin decreased $0.9 million, or 5.6%, in the third quarter of 2008 and decreased $4.3 million, or 8.1%, in the first three quarters of 2008, respectively. These decreases were due primarily to lower volumes and higher food costs, offset in part by lower variable labor costs.

As a percentage of supply chain revenues, the supply chain operating margin decreased 0.2 and 0.5 percentage points in the third quarter and first three quarters of 2008, respectively. These decreases were due primarily to higher overall food prices and lower volumes as a result of lower domestic franchise and Company-owned same store sales. These decreases were offset in part by lower variable labor costs. Increases in certain food prices, including cheese, have a negative effect on the domestic supply chain operating margin as a percentage of revenue due to the fixed dollar margin earned by domestic supply chain on certain food items, including cheese. Had the 2008 cheese prices been in effect during 2007, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 9.4% for the first three quarters of 2007, resulting in a domestic supply chain operating margin decrease of 0.3 percentage points in the first three quarters of 2007.

General and Administrative Expenses

General and administrative expenses decreased $1.7 million, or 4.2%, in the third quarter of 2008 and decreased $17.7 million, or 13.7%, in the first three quarters of 2008. These decreases were due primarily to $1.8 million and $13.0 million of gains recorded in the third quarter and first three quarters of 2008, respectively, related to the sale of certain Company-owned stores. Additionally, general and administrative expenses for the third quarter and first three quarters of 2008 were negatively impacted by an increase in bad debt expense, offset in part by lower advertising and variable labor expenses. Further, the first three quarters of 2007 were impacted by a $5.0 million reserve recorded related to certain legal matters in California as well as general and administrative expenses recorded in connection with the Company’s recapitalization. The decrease in the first three quarters of 2008 was offset in part by approximately $1.4 million of separation and other costs recorded related primarily to the Company’s previously announced and executed restructuring action.

Interest Expense

Interest expense decreased $0.4 million to $26.1 million in the third quarter of 2008 and decreased $17.3 million to $78.4 million in the first three quarters of 2008. The decrease in the first three quarters was due primarily to expenses incurred in connection with the Company’s 2007 recapitalization, including a $31.4 million write-off of deferred financing fees and bond discount related to the extinguishment of debt and a net $2.5 million of additional interest expense incurred in connection with the settlement of interest rate derivatives. These decreases were offset in part by higher average outstanding debt balances in 2008 as a result of the Company’s 2007 recapitalization.

The Company’s cash borrowing rate was 6.1% in both the third quarter and first three quarters of 2008, which was flat compared to the third quarter of 2007 and a 0.1 percentage point decrease from the first three quarters of 2007. The Company’s average outstanding debt balance, excluding capital lease obligations, was $1.7 billion in both the third quarter of 2008 and 2007 and increased $0.4 billion to $1.7 billion in the first three quarters of 2008 compared to the first three quarters of 2007.

Other

The other amount of $13.3 million in the first three quarters of 2007 represents the premium paid to repurchase and retire the senior subordinated notes that were tendered in the debt tender offer in connection with the Company’s 2007 recapitalization.

Provision for Income Taxes

Provision for income taxes decreased $2.8 million in the third quarter of 2008 and increased $11.5 million in the first three quarters of 2008. The effective tax rate decreased 9.1 percentage points to 30.7% during the third quarter of 2008 from 39.8% in the comparable period in 2007, and decreased 0.6 percentage points to 35.6% during the first three quarters of 2008, from 36.2% in the comparable period in 2007. The effective tax rate in 2008 was positively impacted by reserve adjustments related to the settlement of certain state income tax matters, offset in part by the negative impact of losses from foreign subsidiaries for which no tax benefit was recorded. The effective tax rate in the first three quarters of 2007 was also positively impacted by state tax reserve adjustments as a result of state audit activity.

Summary of Recapitalization Expenses

The following table presents total recapitalization-related expenses incurred during the first three quarters of 2007. These pre-tax expenses affect comparability between the periods presented for 2008 and 2007.

($ in millions)	First Three Quarters of 2007
2007 recapitalization-related expenses:
General and administrative expenses (1)	$2.9
Additional interest income on recapitalization funds (2)	(2.6)
Additional interest expense (3)	33.9
Premium on bond extinguishment (4)	13.3

Total of 2007 recapitalization-related expenses	$47.5

(1)	Primarily includes stock compensation expenses, payroll taxes related to the payments made to certain stock option holders and legal and professional fees incurred in connection with the recapitalization, including the tender offers for Domino’s Pizza, Inc. common stock and Domino’s, Inc. senior subordinated notes due 2011.
(2)	Includes estimated tax-exempt interest income that was earned on funds received in connection with the recapitalization prior to disbursement of the funds.
(3)	Includes the write-off of deferred financing fees and bond discount related to extinguished debt as well as net expense incurred in connection with the settlement of interest rate derivatives.
(4)	Represents the premium paid to bond holders in the tender offer for the Domino’s, Inc. senior subordinated notes due 2011.

In addition to the above fees and expenses and in connection with obtaining the asset-backed securitization financing facility, the Company paid $36.6 million in fees and expenses, which were recorded as a deferred financing cost asset.

Liquidity and Capital Resources

We had working capital of $84.4 million including total unrestricted cash and cash equivalents of $20.1 million and restricted cash and cash equivalents of $71.3 million at September 7, 2008. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to service our debt obligations, invest in our business and repurchase common stock, reduce our working capital amounts. As of September 7, 2008, the Company had approximately $34.9 million of cash held for future interest payments, $26.4 million cash held in interest reserves, and $10.0 million cash held for capitalization of certain subsidiaries for a total of $71.3 million of restricted cash. These restricted cash amounts have driven our working capital to higher than historical levels.

As of September 7, 2008, we had $1.7 billion of long-term debt, of which $0.3 million was classified as a current liability. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our variable funding notes (“VFN”). The VFN allows for the issuance of up to $150.0 million of financing and certain other credit instruments, including letters of credit in support of various obligations of the Company. Subsequent to the third quarter of 2008, the Primary VFN Provider declared bankruptcy. As a result of the Primary VFN’s bankruptcy, the Company’s ability to draw upon the VFN has likely been reduced. Under the existing terms of the VFN, the Primary VFN Provider’s share is $90.0 million. If we are ultimately unable to borrow under the existing agreement and we are unable to secure additional funding from other parties, our availability under the VFN would be reduced to $60.0 million, of which $38.3 million is currently committed under pre-existing letters of credit. These letters of credit primarily relate to our insurance programs and supply chain center leases. The maximum amount of borrowings under this scenario currently estimated to be available to us under the VFN would be approximately $21.7 million. We are in the process of exploring alternative sources of additional liquidity. We have historically funded our working capital requirements, capital expenditures, debt repayments and share repurchases primarily from our cash flows from operations and when necessary, our available borrowings under the VFN. Additionally, management believes its current unrestricted cash and cash equivalents balance, its expected ongoing cash flow from operations as well as the estimated $21.7 million available under the VFN is sufficient to fund operations for the foreseeable future. We did not have any material commitments for capital expenditures as of September 7, 2008.

Cash provided by operating activities was $38.9 million and $66.2 million in the first three quarters of 2008 and 2007, respectively. The $27.3 million decrease was due primarily to $29.4 million decrease in amortization of deferred financing costs and debt discount, due primarily to the write-off of deferred financing costs in connection with the debt extinguishments in the first three quarters of 2007, a $13.4 million change in (gains) losses on the sale/disposal of assets due primarily to the sale of certain Company-owned stores in California and Georgia during the first three quarters of 2008 and a $17.2 million net decrease in operating assets and liabilities. These decreases were offset in part by a $21.2 million increase in net income.

Cash provided by investing activities was $21.8 million in the first three quarters of 2008 and cash used in investing activities was $116.9 million in the first three quarters of 2007. The $138.7 million net change was due primarily to a $117.2 million net change in restricted cash related to the Company’s 2007 recapitalization and a $21.4 million increase in proceeds from sale of assets primarily as a result of the sale of certain Company-owned stores in California and Georgia.

Cash used in financing activities was $52.1 million in the first three quarters of 2008 and cash provided by financing activities was $19.9 million in the first three quarters of 2007. The $72.0 million net change was due primarily to a $2.5 billion decrease in proceeds from issuance of long-term debt and a $23.1 million increase in purchases of common stock, offset in part by a $1.5 billion decrease in repayments of long-term debt and capital lease obligations, an $897.0 million decrease in common stock dividends and equivalents and a $58.7 million decrease in cash paid for financing costs.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and the anticipated available borrowings under the variable funding notes will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next twelve months. Our ability to continue to fund these items could be adversely affected by the occurrence of any of the events described under “Risk Factors” in this and our other filings with the Securities and Exchange Commission. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the fixed rate notes and to service, extend or refinance the variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “or “anticipates” or similar expressions that concern our strategy, plans or intentions. These forward-looking statements relating to our anticipated profitability, operating performance, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that can cause actual results to differ materially include: our increased level of indebtedness as a result of our recapitalization and the securitization transaction; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; our ability to retain key personnel; new product and concept developments by Domino’s and other food-industry competitors; the ongoing profitability of our franchisees and the ability of Domino’s and our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries in which we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weakening consumer confidence; availability of borrowings under our variable funding notes and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations (“cautionary statement”) are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists from time to time of outstanding variable funding note borrowings. Management actively monitors this exposure when present. As of September 7, 2008, we had no outstanding variable funding note borrowings. The fixed rate notes, which comprise significantly all of our outstanding borrowings, contain fixed interest rates. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

During the quarterly period ended September 7, 2008 there have been no changes in Domino’s Pizza, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are generally a party to numerous legal proceedings in the ordinary course of business. Such matters include, but are not limited to, administrative proceedings, workers’ compensation claims, tax reviews and lawsuits relating to general liability, automobile accidents, franchisee issues, employment, contract and other miscellaneous issues. Specifically, we had two class actions pending in California brought by former employees. On June 10, 2003, Vega v. Domino’s Pizza LLC was filed in Orange County Superior Court, alleging that we failed to provide meal and rest breaks to our employees. On August 2, 2006, Rosello v. Domino’s Pizza LLC was filed, in Los Angeles County Superior Court, alleging similar claims as set out in the Vega lawsuit. On February 14, 2007, the two actions were consolidated in Orange County Superior Court. No determination with respect to class certification was made. On September 11, 2007, the parties reached an out-of-court settlement, subject to the court’s approval, in which all claims in both Vega v. Domino’s Pizza LLC and Rosello v. Domino’s Pizza LLC will be dismissed. As part of the conditional settlement, the Company agreed to pay $5.0 million to plaintiffs and their attorneys to resolve the disputes. The Company reserved $5.0 million in the second quarter of 2007 for these matters. On June 24, 2008, the settlement was approved by the court and was paid during the third quarter of 2008.

In addition to the matters stated above, we may occasionally be party to large claims, including class action suits, that we do not believe, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (June 16, 2008 to July 13, 2008)	826,700	$11.61	826,700	$107,772,514
Period #2 (July 14, 2008 to August 10, 2008)	—	—	—	107,772,514
Period #3 (August 11, 2008 to September 7, 2008)	243,400	13.33	243,400	104,527,929

Total	1,070,100	$12.00	1,070,100	$104,527,929

(1)	All shares were purchased as part of the publicly announced $200.0 million share repurchase program, which was approved by the Company’s Board of Directors on April 17, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 1.01 to the registrants’ Current Report on Form 8-K filed on September 4, 2008).

31.1	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Wendy A. Beck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Wendy A. Beck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

DOMINO’S PIZZA, INC.
(Registrant)

Date: October 14, 2008	/s/ Wendy A. Beck
Wendy A. Beck
Chief Financial Officer