Form 10-K
period 2008-12-28
DOMINOS PIZZA INC
filed 2009-02-24
CIK 1286681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act): Yes [    ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes [    ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act): Check one:

Large accelerated filer [X] Accelerated filer [    ] Non-accelerated filer [    ] Smaller reporting company [    ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of Domino’s Pizza, Inc. as of June 15, 2008 computed by reference to the closing price of Domino’s Pizza, Inc.’s Common Stock on the New York Stock Exchange on such date was $523,471,468.

As of February 17, 2009, Domino’s Pizza, Inc. had 57,177,117 shares of Common Stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 28, 2009 are incorporated by reference into Part III.

Part I

Item 1. Business.

Overview

Domino’s Pizza, Inc. (referred to as the “Company,” “Domino’s” or in the first person notations of “we,” “us” and “our”) is the number one pizza delivery company in the United States, based on reported consumer spending, and has a leading presence internationally. On average, over one million pizzas are sold each day throughout the system, with deliveries covering approximately ten million miles per week. We pioneered the pizza delivery business and have built the Domino’s Pizza® brand into one of the most widely recognized consumer brands in the world. Together with our franchisees, we have supported the Domino’s Pizza® brand with an estimated $1.4 billion in domestic advertising spending over the past five years. We operate through a network of 8,773 Company-owned and franchise stores, located in all 50 states and in more than 60 countries. In addition, we operate 17 regional dough manufacturing and supply chain centers in the contiguous United States and six dough manufacturing and supply chain centers outside the contiguous United States. The foundation of our system-wide success and leading market position is our strong relationships with our franchisees, comprised of over 2,000 owner-operators dedicated to the success of the Domino’s Pizza® brand.

Over our 48-year history, we have developed a simple business model focused on our core strength of delivering quality pizza in a timely manner. This business model includes a delivery-oriented store design with low capital requirements, a focused menu of pizza and complementary side items, committed owner-operator franchisees and a vertically-integrated supply chain system. Our earnings are driven largely from retail sales at our franchise stores, which generate royalty payments and supply chain revenues to us. We also generate earnings through retail sales at our Company-owned stores.

We operate our business in three segments: domestic stores, domestic supply chain and international.

• Domestic stores. The domestic stores segment, which is comprised of 4,558 franchise stores and 489 Company-owned stores, generated revenues of $511.6 million and income from operations of $126.9 million during 2008.

• Domestic supply chain. Our domestic supply chain segment, which manufactures dough, processes vegetables and distributes food, equipment and supplies to all of our Company-owned stores and over 99% of our domestic franchise stores, generated revenues of $771.1 million and income from operations of $47.1 million during 2008.

• International. Our international segment oversees 3,726 franchise stores outside the contiguous United States. It also manufactures dough and distributes food and supplies in a limited number of these markets. During 2008, our international segment generated revenues of $142.4 million, of which approximately 51% resulted from the collection of franchise royalties and fees, and generated income from operations of $63.9 million, of which approximately 93% resulted from the collection of franchise royalties and fees.

On a consolidated basis, we generated revenues of more than $1.4 billion and income from operations (after deducting $42.9 million of unallocated corporate and other expenses) of $195.0 million in 2008. Net income was $54.0 million in 2008. We have been able to increase our income from operations over the past five years through global retail sales growth and the net addition of over 1,300 stores worldwide. This growth was achieved with capital expenditures by us that generally range between only $20.0 million to $30.0 million on an annualized basis, since a significant portion of our earnings are derived from retail sales by our franchisees.

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

Additionally, in 2007 the Board of Directors approved an open market share repurchase program for up to $200.0 million of the Company’s common stock, to be funded by future free cash flow and borrowings available under our variable funding notes. During 2007 and 2008, the Company repurchased 3,614,310 and 3,369,522 shares of common stock for approximately $54.4 million and $42.9 million, respectively. The Company has approximately $102.7 million remaining under the open market share repurchase program.

Our history

We have been delivering quality, affordable pizza to our customers since 1960 when brothers Thomas and James Monaghan borrowed $900 and purchased a small pizza store in Ypsilanti, Michigan. Since that time, our store count and geographic reach have grown substantially. We opened our first franchise store in 1967, our first international store in 1983 and, by 1998, we had expanded to over 6,200 stores, including more than 1,700 international stores, on six continents. During 2005, we opened our 8,000th store worldwide. At December 28, 2008, we had 8,773 stores worldwide in more than 60 countries.

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

Our company was founded in 1960. TISM, Inc., a Michigan corporation and our predecessor, operated through its wholly-owned subsidiary, Domino’s Pizza LLC, a Michigan limited liability company. In connection with the IPO, TISM, Inc. reincorporated in Delaware under the name Domino’s Pizza, Inc.

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

The U.S. QSR pizza category is large and fragmented. With sales of $33.9 billion in the twelve months ended November 2008, the U.S. QSR pizza category is the second largest category within the $230.3 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carry-out.

We operate primarily within U.S. pizza delivery. Its $10.9 billion of sales accounted for 32% of total U.S. QSR pizza category sales in the twelve months ended November 2008. We and our top two competitors account for approximately 47% of U.S. pizza delivery, based on reported consumer spending, with the remaining 53% attributable to regional chains and individual establishments.

We also compete in carry-out, which together with pizza delivery are the largest components of the U.S. QSR pizza category. U.S. carry-out pizza had $13.8 billion of sales in the twelve months ended November 2008 and while our primary focus is on pizza delivery, we are also favorably positioned to compete in carry-out given our strong brand, convenient store locations and quality, affordable menu offerings.

In contrast to the United States, international pizza delivery is relatively underdeveloped, with only Domino’s and one other competitor having a significant global presence. We believe that demand for international pizza delivery is large and growing, driven by international consumers’ increasing emphasis on convenience.

Our competitive strengths

We believe that our competitive strengths include the following:

• Strong and proven growth and earnings model. Over our 48-year history, we have developed a focused growth and earnings model. This model is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and generate demand for new stores. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty payments and supply chain revenues, with minimal associated capital expenditures by us.

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

Our domestic stores, and the majority of our international stores, do not offer dine-in areas and thus do not require expensive restaurant facilities and staffing. In addition, our focused menu of pizza and complementary side items simplifies and streamlines our production and delivery processes and maximizes economies of scale on purchases of our principal ingredients. As a result of our focused business model and menu, our stores are small (averaging approximately 1,000 to 1,300 square feet) and inexpensive to build, furnish and maintain as compared to many other QSR franchise opportunities. The combination of this efficient store model and strong store sales volume has resulted in strong store-level financial returns and makes Domino’s Pizza an attractive business opportunity for existing and prospective franchisees.

• Strong and well-diversified franchise system. We have developed a large, global, diversified and committed franchise network that is a critical component of our system-wide success and our leading position in pizza delivery. As of December 28, 2008, our franchise store network consisted of 8,284 stores, 55% of which were located in the contiguous United States. In the United States, only six franchisees operate more than 50 stores, including our largest domestic franchisee, which operates 144 stores. Our domestic franchisees, on average, operate between three and four stores. We generally require our domestic franchisees to forego active, outside business endeavors, aligning their interests with ours and making the success of each Domino’s Pizza franchise of critical importance to our franchisees.

In addition, we generally share 50% of the pre-tax profits generated by our regional dough manufacturing and supply chain centers with those domestic franchisees who agree to purchase all of their food from our supply chain system. These arrangements strengthen our ties with our franchisees by enhancing their profitability while providing us with a continuing source of revenues and earnings. This arrangement also provides incentives for franchisees to work closely with us to reduce costs. We believe our strong, mutually-beneficial franchisee relationships are evidenced by the over 99% voluntary participation in our domestic supply chain system, our over 99% domestic franchise contract renewal rate and our over 99% collection rate on domestic franchise royalty and domestic supply chain receivables.

Internationally, we have also been able to grow our franchise network by attracting franchisees with business experience and local market knowledge. We generally use our master franchise model, which provides our international franchisees with exclusive rights to operate stores or sub-franchise our well-recognized Domino’s Pizza® brand name in specific, agreed-upon market areas. From year-end 2003 through 2008, we grew our international franchise network 48%, from 2,523 stores to 3,726 stores. Our largest master franchisee operates 729 stores in five markets, which accounts for approximately 20% of our total international store count.

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

• #1 pizza delivery company in the United States with a leading international presence. We are the number one pizza delivery company in the United States with a 17.5% share based on reported consumer spending. With 5,047 stores located in the contiguous United States, our domestic store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and advertising investment across our store base. We also believe that our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery.

Outside the United States, we have significant share positions in the key markets in which we compete, including, among other countries, Mexico, where we are the largest QSR company in terms of store count in any QSR category, the United Kingdom, Australia, South Korea, Canada, India, Japan, France and Taiwan. Our top ten international markets, based on store count, accounted for approximately 80% of our international retail sales in 2008. We believe we have a leading presence in these markets.

• Strong brand awareness. We believe our Domino’s Pizza® brand is one of the most widely-recognized consumer brands in the world. We believe consumers associate our brand with the timely delivery of quality, affordable pizza and complementary side items. Over the past five years, our domestic franchise and Company-owned stores have invested an estimated $1.4 billion on national, local and co-operative advertising in the United States. Our Domino’s Pizza® brand has been routinely named a MegaBrand by Advertising Age. We continue to reinforce our brand with extensive advertising through television, radio, print and web-based promotions. We have also enhanced the strength of our brand through marketing affiliations with brands such as Coca-Cola®.

We believe that our brand is particularly strong among pizza consumers for whom a meal is a fairly spontaneous event. In these situations, we believe that service and product quality are the consumers’ priorities. We believe that well established demographic and lifestyle trends will drive continuing emphasis on convenience and will, therefore, continue to play into our brand’s strength.

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

In 2008, we made approximately 575,000 full-service food deliveries to our domestic stores, or between two and three deliveries per store, per week, with a delivery accuracy rate of approximately 99%. All of our Company-owned and over 99% of our domestic franchise stores purchase all of their food and supplies from us. This is accomplished through our network of 17 regional dough manufacturing and supply chain centers, each of which is generally located within a one-day delivery radius of the stores it serves, and a leased fleet of over 400 tractors and trailers. Additionally, we supply our domestic and international franchisees with equipment and supplies through our equipment and supply center, which we operate as part of our domestic supply chain segment. Our equipment and supply center sells and delivers a full range of products, including ovens and uniforms. We also supply certain of our domestic stores with ingredients that are processed at our vegetable processing supply chain center, which we operate as part of our domestic supply chain segment.

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

• Grow our leading position in an attractive industry. U.S. pizza delivery and carry-out are the largest components of the U.S. QSR pizza category. They are also highly fragmented. Pizza delivery, through which a majority of our retail sales are generated, had sales of $10.9 billion in the twelve months ended November 2008. As the leader in U.S. pizza delivery, we believe that our convenient store locations, simple operating model, widely-recognized brand and efficient supply chain system are competitive advantages that position us to capitalize on future growth.

Carry-out had $13.8 billion of sales in the twelve months ended November 2008. While our primary focus is on pizza delivery, we are also favorably positioned as a leader in carry-out given our strong brand, convenient store locations and quality, affordable menu offerings.

• Leverage our strong brand awareness. We believe that the strength of our Domino’s Pizza® brand makes us one of the first choices of consumers seeking a convenient, quality and affordable meal. We intend to continue to promote our brand name and enhance our reputation as the leader in pizza delivery. In 2007 we launched the campaign, “You Got 30 Minutes™,” which built on the Company’s 30-minute delivery heritage.

In 2007 and 2008, each of our domestic stores contributed 4% of their retail sales to our advertising fund for national advertising in addition to contributions for market-level advertising. Additionally, for 2007 our domestic stores within active co-operatives elected to allocate an additional 1% of their advertising contributions to support national advertising initiatives.

We intend to leverage our strong brand by continuing to introduce innovative, consumer-tested and profitable new product varieties (such as Domino’s Brooklyn Style Pizza and Domino’s Oven Baked Sandwiches), complementary side items (such as buffalo wings, cheesy bread, Domino’s Buffalo Chicken Kickers® and Cinna Stix®) and value promotions as well as through marketing affiliations with brands such as Coca-Cola®. Additionally, we may from time-to-time partner with other organizations in an effort to promote the Domino’s Pizza® brand. We believe these opportunities, when coupled with our scale and share leadership, will allow us to grow our position in U.S. pizza delivery.

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

• Continue to grow our international business. We believe that pizza has global appeal and that there is strong and growing international demand for delivered pizza. We have successfully built a broad international platform, almost exclusively through our master franchise model, as evidenced by our 3,726 international stores in more than 60 countries. We believe that we continue to have significant long-term growth opportunities in international markets where we have established a leading presence. In our current top ten international markets, we believe that our store base in total for these ten markets is approximately half of the total long-term potential store base in those markets. Generally, we believe we will achieve long-term growth internationally as a result of the favorable store-level economics of our business model, the growing international demand for delivered pizza and the strong global recognition of the Domino’s Pizza® brand. Our international stores have produced positive quarterly same store sales growth for 60 consecutive quarters.

Store operations

We believe that our focused and proven store model provides a significant competitive advantage relative to many of our competitors who focus on multiple components of the pizza category, particularly dine-in. We have been focused on pizza delivery for 48 years. Because our domestic stores and most of our international stores do not offer dine-in areas, they typically do not require expensive real estate, are relatively small and are relatively inexpensive to build and equip. Our stores also benefit from lower maintenance costs, as store assets have long lives and updates are not frequently required. Our simple and efficient operational processes, which we have refined through continuous improvement, include:

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

Production-oriented store designs

Our typical store is relatively small, occupying approximately 1,000 to 1,300 square feet, and is designed with a focus on efficient and timely production of consistently high quality pizza for delivery. The store layout has been refined over time to provide an efficient flow from order taking to delivery. Our stores are primarily production facilities and, accordingly, do not typically have a dine-in area.

Product and process innovations

Our 48 years of experience and innovative culture have resulted in numerous new product and process developments that increase both quality and efficiency. These include our efficient, vertically-integrated supply chain system, a sturdier corrugated pizza box and a mesh screen that helps cook pizza crust more evenly. The Domino’s HeatWave® hot bag, which was introduced in 1998, keeps our pizzas hot during delivery. We also continue to introduce new products such as Domino’s Oven Baked Sandwiches, which we launched in 2008. Additionally, we have added a number of complementary side items to our menu such as buffalo wings, Domino’s Buffalo Chicken Kickers®, bread sticks, cheesy bread and Cinna Stix®.

Focused menu

We maintain a focused menu that is designed to present an attractive, quality offering to customers, while minimizing order errors, and expediting the order taking and food preparation processes. Our basic menu has three choices for pizza products: pizza type, pizza size and pizza toppings. Most of our stores carry two or three sizes of Traditional Hand-Tossed, Ultimate Deep Dish, Brooklyn Style and Crunchy Thin Crust pizza. During 2008, we added the new Domino’s Oven Baked Sandwiches to our menu that are available in four main varieties. Our typical store also offers buffalo wings, Domino’s Buffalo Chicken Kickers®, bread sticks, cheesy bread, Cinna Stix® and Coca-Cola® soft drink products. We also occasionally offer other products on a promotional basis. We believe that our focused menu creates a strong identity among consumers, improves operating efficiency and maintains food quality and consistency.

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

Domino’s PULSE™ point-of-sale system

Our computerized management information systems are designed to improve operating efficiencies, provide corporate management with timely access to financial and marketing data and reduce store and corporate administrative time and expense. We have installed Domino’s PULSE™, our proprietary point-of-sale system, in every Company-owned store in the United States and significantly all of our domestic franchise stores. Some enhanced features of Domino’s PULSE™ over our previous point-of-sale system include:

• touch screen ordering, which improves accuracy and facilitates more efficient order taking;

• a delivery driver routing system, which improves delivery efficiency;

• improved administrative and reporting capabilities, which enable store managers to better focus on store operations and customer satisfaction; and

• enhanced online ordering capability, including Pizza Tracker which was introduced in 2007.

We require our domestic franchisees to install Domino’s PULSE™ and are in the process of installing Domino’s PULSE™ in the remaining domestic franchise stores. Additionally, we have installed Domino’s PULSE™ in over 1,000 international franchise stores.

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

Segment overview

We operate in three business segments:

• Domestic stores. Our domestic stores segment consists of our domestic franchise operations, which oversee our network of 4,558 franchise stores located in the contiguous United States, and our domestic Company-owned store operations, which operate our network of 489 Company-owned stores located in the contiguous United States;

• Domestic supply chain. Our domestic supply chain segment operates 17 regional dough manufacturing and food supply chain centers, one supply chain center providing equipment and supplies to certain of our domestic and international stores and one vegetable processing supply chain center; and

• International. Our international segment oversees our network of 3,726 international franchise stores in more than 60 countries. Our international segment also distributes food to a limited number of markets from six dough manufacturing and supply chain centers in Alaska, Hawaii and Canada (four).

Domestic stores

During 2008, our domestic stores segment accounted for $511.6 million, or 36%, of our consolidated revenues. Our domestic franchises are operated by entrepreneurs who own and operate an average of three to four stores. Only six of our domestic franchisees operate more than 50 stores, including our largest domestic franchisee, which operates 144 stores. Our principal sources of revenues from domestic store operations are Company-owned store sales and royalty payments based on retail sales by our franchisees. Our domestic network of Company-owned stores also plays an important strategic role in our predominantly franchised operating structure. In addition to generating revenues and earnings, we use our domestic Company-owned stores as test sites for new products and promotions as well as store operational improvements and as forums for training new store managers and prospective franchisees. We also believe that our domestic Company-owned stores add to the economies of scale available for advertising, marketing and other costs that are primarily borne by our franchisees. While we continue to be primarily a franchised business, we continually evaluate our mix of domestic Company-owned and franchise stores in an effort to optimize our profitability.

Our domestic Company-owned store operations are divided into eleven geographic areas located throughout the contiguous United States while our domestic franchise operations are divided into four regions. Our team members within these areas provide direct supervision over our domestic Company-owned stores; provide training, store operational audits and marketing services; and provide financial analysis and store development services to our franchisees. We maintain a close relationship with our franchise stores through regional franchise teams, an array of computer-based training materials that help franchise stores comply with our standards and franchise advisory groups that facilitate communications between us and our franchisees.

Domestic supply chain

During 2008, our domestic supply chain segment accounted for $771.1 million, or 54%, of our consolidated revenues. Our domestic supply chain segment is comprised of dough manufacturing and supply chain centers that manufacture fresh dough on a daily basis and purchase, receive, store and deliver quality pizza-related food products and complementary side items to all of our Company-owned stores and over 99% of our domestic franchise stores. Each regional dough manufacturing and supply chain center serves approximately 300 stores, generally located within a one-day delivery radius. We regularly supply approximately 5,000 stores with various supplies and ingredients, of which, eight product groups account for over 90% of the volume. Our domestic supply chain segment made approximately 575,000 full-service deliveries in 2008 or between two and three deliveries per store, per week; and we produced over 273 million pounds of dough during 2008.

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

The information systems used by our domestic dough manufacturing and supply chain centers are an integral part of the quality service we provide our stores. We use routing strategies and software to optimize our daily delivery schedules, which maximizes on-time deliveries. Through our strategic dough manufacturing and supply chain center locations and proven routing systems, we achieved delivery accuracy rates of approximately 99% during 2008. Our supply chain center drivers unload food and supplies and stock store shelves typically during non-peak store hours, which minimizes disruptions in store operations.

International

During 2008, our international segment accounted for $142.4 million, or 10%, of our consolidated revenues. We have 592 franchise stores in Mexico, representing the largest presence of any QSR company in Mexico, 512 franchise stores in the United Kingdom, 412 franchise stores in Australia, 305 franchise stores in South Korea, 296 franchise stores in Canada, 227 franchise stores in India and over 100 franchise stores in each of Japan, France, Taiwan and Turkey. The principal sources of revenues from our international operations are royalty payments generated by retail sales from franchise stores and sales of food and supplies to franchisees in certain markets.

We have grown by more than 1,200 international stores over the past five years. We empower our managers and franchisees to adapt the standard operating model, within certain parameters, to satisfy the local eating habits and consumer preferences of various regions outside the contiguous United States. Currently, most of our international stores are operated under master franchise agreements, and we plan to continue entering into master franchise agreements with qualified franchisees to expand our international operations in selected countries. We believe that our international franchise stores appeal to potential franchisees because of our well-recognized brand name, the limited capital expenditures required to open and operate our stores and our system’s favorable store economics. The following table shows our store count as of December 28, 2008 in our top ten international markets, which account for 78% of our international stores.

Market	Number of stores
Mexico	592
United Kingdom	512
Australia	412
South Korea	305
Canada	296
India	227
Japan	181
France	140
Taiwan	120
Turkey	106

Our franchise program

As of December 28, 2008, our 4,558 domestic franchise stores were owned and operated by our 1,216 domestic franchisees. The success of our franchise formula, which enables franchisees to benefit from our brand name with a relatively low initial capital investment, has attracted a large number of motivated entrepreneurs as franchisees. As of December 28, 2008, the average domestic franchisee operated approximately three to four stores and had been in our franchise system for twelve years. At the same time, only six of our domestic franchisees operated more than 50 stores, including our largest domestic franchisee, which operates 144 stores.

Domestic franchisees

We apply rigorous standards to prospective franchisees. We generally require prospective domestic franchisees to manage a store for at least one year before being granted a franchise. This enables us to observe the operational and financial performance of a potential franchisee prior to entering into a long-term contract. We also generally restrict the ability of domestic franchisees to become involved in other businesses, which focuses our franchisees’ attention on operating their stores. As a result, the vast majority of our franchisees come from within the Domino’s Pizza system. We believe these standards are unique to the franchise industry and result in qualified and focused franchisees operating their stores.

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

International franchisees

The vast majority of our markets outside of the contiguous United States are operated by master franchisees with franchise and distribution rights for entire regions or countries. In select regions or countries, we franchise directly to individual store operators. Our master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores and the right to operate supply chain centers in a particular geographic area for a term of ten to twenty years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. Prospective master franchisees are required to possess or have access to local market knowledge required to establish and develop Domino’s Pizza stores. The local market knowledge focuses on the ability to identify and access targeted real estate sites along with expertise in local customs, culture, consumer behavior and laws. We also seek candidates that have access to sufficient capital to meet their growth and development plans. The master franchisee is generally required to pay an initial, one-time franchise fee as well as an additional franchise fee upon the opening of each new store. In addition, the master franchisee is required to pay a continuing royalty fee as a percentage of retail sales, which varies among international markets.

Marketing operations

Our domestic stores generally contribute between 4% to 5% of their retail sales to fund national marketing and advertising campaigns. In addition to the required national advertising contributions, in those markets where we have co-operative advertising programs, our domestic stores also generally contribute to market-level media campaigns. These national and market-level funds are administered by Domino’s National Advertising Fund Inc., or DNAF, our not-for-profit advertising subsidiary. The funds remitted to DNAF are used primarily to purchase television advertising, but also support market research, field communications, public relations, commercial production, talent payments and other activities supporting the Domino’s Pizza® brand. DNAF also provides cost-effective print materials to our domestic stores for use in local marketing that reinforce our national branding strategy. In addition to the national and market-level advertising contributions, domestic stores spend additional amounts on local store marketing, including targeted database mailings, saturation print mailings and community involvement through school and civic organizations. Additionally, we may from time-to-time partner with other organizations in an effort to promote the Domino’s Pizza® brand.

By communicating a common brand message at the national, local market and store levels, we create and reinforce a powerful, consistent marketing message to consumers. This is evidenced by our successful previous marketing campaign with the slogan “Get the Door. It’s Domino’s.®” and our current marketing campaign with the slogan “You Got 30 Minutes.™” Over the past five years, we estimate that domestic stores have invested approximately $1.4 billion on national, local and co-operative advertising.

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

We currently purchase our pizza cheese from a single supplier. In 2007, the Company entered into a new arrangement with this supplier. Under this arrangement, the supplier agreed to provide an uninterrupted supply of cheese and the Company agreed to a five year pricing period during which it agreed to purchase all of its primary pizza cheese for the Company’s United States stores from this supplier or, alternatively, pay to the supplier an amount reflecting any benefit previously received by the Company under the new pricing terms. The pricing schedule is directly correlated to the CME block cheddar price. The majority of our meat toppings come from a single supplier under a contract that began in July 2008 and expires in July 2010. The Crunchy Thin Crust dough is currently sourced by another single supplier pursuant to requirements contracts that expire in 2009. We have the right to terminate these arrangements for quality failures and for uncured breaches.

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

We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies or products. The current economic environment has created additional financial pressures for some of our suppliers; however we do not currently anticipate disruptions in our supplies. Prices charged to us by our suppliers are subject to fluctuation, and we have historically been able to pass increased costs and savings on to our stores. We may periodically enter into financial instruments to manage the risk from changes in commodity prices. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a franchise disclosure document containing certain information to prospective franchisees, and a number of states require registration of the franchise disclosure document with state authorities. We are operating under exemptions from registration in several states based on the net worth of our operating subsidiary, Domino’s Pizza LLC and experience. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. We believe that our franchise disclosure document, together with any applicable state versions or supplements, and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.

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

Environmental matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2008, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2009.

Employees

As of December 28, 2008, we had approximately 10,500 employees, who we refer to as team members, in our Company-owned stores, supply chain centers, World Resource Center (our corporate headquarters) and regional offices. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s Pizza system, including our employees, franchisees and the employees of franchisees, was over 175,000 as of December 28, 2008.

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

Community activities

We believe in supporting the communities we serve, and we base our corporate giving on three simple elements: delivering charitable support to our own team members, to our customers, and to national programs.

National Philanthropic Partner

We have a tradition of creating multi-year partnerships with a national charity to raise funds and public awareness for the organization. Our current national philanthropic partner is St. Jude Children’s Research Hospital. St. Jude is internationally recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national fundraising campaign called Thanks and Giving, the Domino’s Pizza system has contributed more than $4.5 million to St. Jude in the first five years of the partnership. In addition to raising funds, the Domino’s Pizza system has supported St. Jude through in-kind donations including hosting hospital-wide pizza parties for patients and their families. The Domino’s Pizza system also helps St. Jude build awareness through the inclusion of the St. Jude logo on millions of our pizza boxes and through a link on our consumer web site.

The Domino’s Pizza Partners Foundation

Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Completely funded by team member and franchise contributions, the foundation is a separate, not-for-profit organization that has disbursed nearly $7.0 million since its inception, to meet the needs of team members facing crisis situations, ranging from fire, accidents, illness or other personal tragedies.

Domino’s Pizza Contributions

Over the last four years, the Domino’s Pizza system has contributed approximately $7.0 million to external charitable organizations in monetary and in-kind giving.

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

Customers

The Company’s business is not dependent upon a single customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2006, 2007 or 2008.

Seasonal operations

The Company’s business is not typically seasonal.

Backlog orders

The Company has no backlog orders as of December 28, 2008.

Government contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial information about business segments and geographic areas

Financial information about international and United States markets and business segments is incorporated herein by reference to Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in Part II, Item 6., pages 25 through 26, Item 7., pages 27 through 40 and Item 8., pages 42 through 70, respectively, of this Form 10-K.

Available information

The Company makes available through its internet website www.dominosbiz.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. You may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. This information is also available at www.sec.com. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

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

We compete within the food service market and the quick service restaurant sector not only for customers, but also for management and hourly employees, suitable real estate sites and qualified franchisees. Our domestic supply chain segment is also subject to competition from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our domestic supply chain centers, our financial condition, business and results of operations would be adversely affected.

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

• employment and training of qualified personnel; and

• general economic and business conditions.

The opening of additional franchise stores also depends, in part, upon the availability of prospective franchisees who meet our criteria. Our failure to add a significant number of new stores would adversely affect our ability to increase revenues and operating income.

We are currently planning to expand our international operations in many of the markets where we currently operate and in selected new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may by affected by local economic and market conditions. Therefore, as we expand internationally, we may not experience the operating margins we expect, our results of operations may be negatively impacted and our common stock price may decline.

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

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee benefit costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. The cheese block price per pound averaged $1.89 in 2008, and the estimated increase in Company-owned store food costs from a hypothetical $0.25 adverse change in the average cheese block price per pound would have been approximately $2.3 million in 2008. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are a function of the availability of labor. Food, including cheese costs, and labor represent approximately 50% to 60% of a typical Company-owned store’s cost of sales.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

As a result of the 2007 Recapitalization, we hold a substantial amount of indebtedness and are highly leveraged. As of December 28, 2008, our consolidated long-term indebtedness was $1.7 billion. We may also incur additional debt, which would not be prohibited under the terms of the securitized debt. Our substantial indebtedness and the fact that a large portion of our cash flow from operations must be used to make payments on our indebtedness could have important consequences to our business and our shareholders. For example, they could:

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

Unless and until we repay all outstanding borrowings under our securitized debt, we will remain subject to the restrictive terms of these borrowings. The securitized debt, under which certain of our wholly-owned subsidiaries issued and guaranteed senior and subordinated fixed rate notes and variable funding senior revolving notes, contain a number of covenants, with the most significant financial covenant being a debt service coverage calculation. These covenants limit the ability of certain of our subsidiaries to, among other things:

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

In the event that one or both of the insurance companies that provide financial guaranties of our fixed and variable funding note payments were to become the subject of insolvency or similar proceedings, our lenders would not be required to fund our variable funding notes. Additionally, under the terms of our indenture governing our notes, an event of default would occur if: (i) one or both of the insurance companies were to become the subject of insolvency or similar proceedings and (ii) the related insurance policy were not continued or sold to a third party (who would assume one or both of the insurance companies’ obligations under the related policies), but instead were terminated or canceled as a result of those proceedings. In an event of default, all unpaid amounts under the fixed and variable rate notes could become immediately due and payable at the direction or consent of holders of a majority of the outstanding fixed rate notes or the remaining insurance company that is not the subject of insolvency or similar proceedings. Such acceleration of our debt could have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable terms with our lenders or if alternate funding were not available to us.

We expect that, during the first five years following issuance, the senior notes will accrue interest at a fixed rate of 5.261% per year and the subordinated notes will accrue interest at a fixed rate of 7.629%. If we do not exercise either of our two one-year extension options following the five-year interest-only period, our securitized debt will be subject to principal amortization and may also be subject to an increased interest rate if it is not repaid or refinanced. If we do exercise one or both extensions, then we may be subject to an increased interest rate.

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

We do not have long-term contracts with certain of our suppliers, and as a result they could seek to significantly increase prices or fail to deliver.

We do not have written contracts or formal long-term arrangements with certain of our suppliers. Although in the past we have not experienced significant problems with our suppliers, our suppliers may implement significant price increases or may not meet our requirements in a timely fashion, if at all. The occurrence of any of the foregoing could have a material adverse effect on our results of operations.

Shortages or interruptions in the supply or delivery of fresh food products could adversely affect our operating results.

We and our franchisees are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, financial or other difficulties of suppliers, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.

Any prolonged disruption in the operations of any of our dough manufacturing and supply chain centers could harm our business.

We operate 17 regional dough manufacturing and supply chain centers and one vegetable processing supply chain center in the contiguous United States and a total of six dough manufacturing and supply chain centers in Alaska, Hawaii and Canada. Our domestic dough manufacturing and supply chain centers service all of our Company-owned stores and over 99% of our domestic franchise stores. As a result, any prolonged disruption in the operations of any of these facilities, whether due to technical or labor difficulties, destruction or damage to the facility, real estate issues or other reasons, could adversely affect our business and operating results.

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

Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. We have been subject to these types of claims in the past, and in 2007, settled a purported class action claim of this type in California relating to rest break and meal break compensation. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims, our business, financial condition and operating results could be harmed.

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

Exchange rate fluctuations could have an adverse effect on our results of operations. Approximately 8.6%, 8.7% and 10.0% of our total revenues were derived from our international segment in 2006, 2007 and 2008, respectively, a majority of which were denominated in foreign currencies. Sales made by our stores outside the United States are denominated in the currency of the country in which the store is located, and this currency could become less valuable prior to conversion to U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the United States or lower profitability to our franchisees outside the United States, or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees.

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

A significant portion of our earnings comes from royalties generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide limited training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image and reputation may suffer, and our revenues and stock price could decline. While we try to ensure that our franchisees maintain the quality of our brand and branded products, our franchisees may take actions that adversely affect the value of our intellectual property or reputation. As of December 28, 2008, we had 1,216 domestic franchisees operating 4,558 domestic stores. Six of these franchisees each operate over 50 domestic stores, including our largest domestic franchisee, which operates 144 stores, and the average franchisee operates three to four stores. In addition, our international master franchisees are generally responsible for the development of significantly more stores than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. Our largest international master franchisee operates 729 stores in five markets, which accounts for approximately 20% of our total international store count. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

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

• working and safety conditions; and

• menu labeling requirements.

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

Investment funds associated with Bain Capital, LLC together beneficially own approximately 30% of our outstanding common stock. In addition, two of our directors are representatives of investment funds associated with Bain Capital, LLC. As a result, these investment funds associated with Bain Capital, LLC have significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 17, 2009, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 57,177,117 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.” Prior to our July 2004 initial public offering, there was no established public trading market for Domino’s Pizza, Inc.’s common stock.

The following table presents the high and low closing prices by quarter for Domino’s Pizza, Inc.’s common stock, as reported by the NYSE, and dividends declared per common share.

2007:	High	Low	Dividends Declared Per Share
First quarter (January 1, 2007 – March 25, 2007)	$32.38	$28.00	$-
Second quarter (March 26, 2007 – June 17, 2007)	33.66	18.82	13.50
Third quarter (June 18, 2007 – September 9, 2007)	21.21	15.80	-
Fourth quarter (September 10, 2007 – December 30, 2007)	17.56	12.75	-
2008:
First quarter (December 31, 2007 – March 23, 2008)	$14.51	$11.59	$-
Second quarter (March 24, 2008 – June 15, 2008)	14.92	12.59	-
Third quarter (June 16, 2008 – September 7, 2008)	13.98	10.23	-
Fourth quarter (September 8, 2008 – December 28, 2008)	13.50	2.83	-

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

As of February 17, 2009, there were 483 registered holders of record of Domino’s Pizza, Inc.’s common stock.

In connection with the 2007 Recapitalization, our board of directors approved an open market share repurchase program for up to $200.0 million of the Company’s common stock, which will be funded by future free cash flow.

The following table summarizes our repurchase activity during the fourth quarter ended December 28, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (September 8, 2008 to October 5, 2008)	136,600	$13.49	136,600	$102,684,742
Period #2 (October 6, 2008 to November 2, 2008)	-	-	-	102,684,742
Period #3 (November 3, 2008 to November 30, 2008)	-	-	-	102,684,742
Period #4 (December 1, 2008 to December 28, 2008)	-	-	-	102,684,742

Total	136,600	$13.49	136,600	$102,684,742

The comparative stock performance line graph below compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. for the period of time from the commencement of trading on the NYSE following our initial public offering, July 13, 2004, through December 31, 2008, with cumulative total return on (i) the Total Return Index for the New York Stock Exchange (the “NYSE Composite Index”), (ii) the Standard & Poors 500 Index, and (iii) the Peer Group Index. The companies which comprise the Peer Group Index reflect the Company’s scope of operations and the competitive market in the restaurant industry. The Peer Group Index is comprised of the following six companies: McDonald’s Corporation; YUM! Brands, Inc.; Papa Johns, Inc.; Wendy’s/Arby’s Group, Inc.; Jack in the Box Inc.; and CKE Restaurants, Inc. This Index has been weighted by market capitalization of each component company. In addition, the Papa Johns, Inc., Jack in the Box Inc. and YUM! Brands, Inc. stock price during the timeframe of the performance graph has been retroactively adjusted for the stock splits that occurred. Wendy’s/Arby’s Group, Inc. stock price has been retroactively adjusted for the merger that occurred in 2008. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the NYSE Composite Index, the Standard & Poors 500 Index and the Peer Group Index on July 13, 2004. Prior to July 13, 2004, the Company’s common stock was not registered under the Exchange Act.

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

	Fiscal year ended

(dollars in millions, except per share data)	January 2, 2005 (4)	January 1, 2006	December 31, 2006	December 30, 2007 (5)	December 28, 2008
Income statement data:
Revenues:
Domestic Company-owned stores	$382.5	$401.0	$393.4	$394.6	$357.7
Domestic franchise	155.0	161.9	157.7	158.1	153.9
Domestic stores	537.5	562.9	551.1	552.6	511.6
Domestic supply chain	792.0	819.1	762.8	783.3	771.1
International	117.0	129.6	123.4	126.9	142.4
Total revenues	1,446.5	1,511.6	1,437.3	1,462.9	1,425.1
Cost of sales	1,092.8	1,126.3	1,052.8	1,084.0	1,061.9
Operating margin	353.7	385.3	384.5	378.9	363.3
General and administrative expense	182.3	186.2	170.3	184.9	168.2
Income from operations	171.4	199.1	214.2	193.9	195.0
Interest income	0.6	0.8	1.2	5.3	2.7
Interest expense	(61.1)	(48.8)	(55.0)	(130.4)	(114.9)
Other (1)	(10.8)	22.1	-	(13.3)	-
Income before provision for income taxes	100.1	173.3	160.4	55.6	82.9
Provision for income taxes	37.8	65.0	54.2	17.7	28.9
Net income	$62.3	$108.3	$106.2	$37.9	$54.0
Earnings per share:
Class L – basic	$5.57	N/A	N/A	N/A	N/A
Class L – diluted	5.57	N/A	N/A	N/A	N/A
Common stock – basic	$0.85	$1.62	$1.68	$0.61	$0.93
Common stock – diluted	0.81	1.58	1.65	0.59	0.93
Dividends declared per share	$0.065	$0.40	$0.48	$13.50	$-

Balance sheet data (at end of period):
Cash and cash equivalents	$40.4	$66.9	$38.2	$11.3	$45.4
Restricted cash	-	-	-	81.0	78.9
Working capital (2)	(0.2)	4.0	11.1	(29.6)	25.8
Total assets	447.3	461.1	380.2	473.2	463.8
Total long-term debt, less current portion	755.4	702.4	740.1	1,704.8	1,704.4
Total debt	780.7	737.7	741.6	1,720.1	1,704.8
Total stockholders’ deficit	(549.9)	(511.0)	(564.9)	(1,450.1)	(1,424.6)

	Fiscal year ended

(dollars in millions)	January 2, 2005 (4)	January 1, 2006	December 31, 2006	December 30, 2007 (5)	December 28, 2008
Other financial data:
Depreciation and amortization	$31.7	$32.4	$32.3	$31.2	$28.4
Capital expenditures	39.8	28.7	20.2	42.4	19.4

Same store sales growth (3):
Domestic Company-owned stores	0.1%	7.1%	(2.2)%	1.0%	(2.2)%
Domestic franchise stores	2.1%	4.6%	(4.4)%	(2.1)%	(5.2)%
Domestic stores	1.8%	4.9%	(4.1)%	(1.7)%	(4.9)%
International stores	5.9%	6.1%	4.0%	6.7%	6.2%

Store counts (at end of period):
Domestic Company-owned stores	580	581	571	571	489
Domestic franchise stores	4,428	4,511	4,572	4,584	4,558
Domestic stores	5,008	5,092	5,143	5,155	5,047
International stores	2,749	2,987	3,223	3,469	3,726
Total stores	7,757	8,079	8,366	8,624	8,773

(1)	Included in Other for fiscal 2004 are costs incurred in connection with debt retirements, including $9.0 million incurred in connection with the redemption of $109.1 million of senior subordinated notes as part of our 2004 IPO. Other for fiscal 2005 is comprised of a gain recognized on the sale of an equity investment. The fiscal 2007 other amount represents the premium paid to bond holders in the tender offer for the Domino’s, Inc. senior subordinated notes due 2011.

(2)	The 2007 and 2008 working capital amounts exclude approximately $81.0 million and $78.9 million of restricted cash, respectively.

(3)

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

(4)

In connection with our IPO completed on July 16, 2004, Domino’s Pizza, Inc. issued and sold 9,375,000 shares resulting in net proceeds to us of approximately $119.6 million. These net proceeds were used to redeem, at a premium plus accrued interest, approximately $109.1 million aggregate principal amount of Domino’s, Inc. 8  1/4% senior subordinated notes. Immediately following the closing of the IPO, we had 68,653,626 shares of common stock outstanding. Additionally, in connection with the IPO, we used general funds to, among other things, distribute $16.9 million to our founder and former majority shareholder and his spouse for full payment of contingent notes then outstanding and pay $10.0 million to an affiliate of our principal stockholder, in connection with the termination of its management agreement with us, which was recorded in general and administrative expense. Additionally, the 2004 fiscal year includes 53 weeks, while the 2005, 2006, 2007 and 2008 fiscal years each include 52 weeks.

(5)

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve week quarters and one sixteen week quarter. Fiscal 2006, fiscal 2007 and fiscal 2008 each consisted of 52 weeks.

Description of the Business

We are the number one pizza delivery company in the United States with a 17.5% share of the pizza delivery market based on reported consumer spending. We also have a leading international presence. We operate through a network of 489 Company-owned stores, all of which are in the United States, and 8,284 franchise stores located in all 50 states and in more than 60 countries. In addition, we operate 17 regional dough manufacturing and supply chain centers in the contiguous United States as well as six dough manufacturing and supply chain centers outside the contiguous United States.

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

Business Performance

During 2008, we faced significant challenges in our domestic business, particularly rising commodity costs, a continued trend of negative domestic same store sales growth and a slowdown in our store growth as we experienced net negative domestic store growth. These factors combined with the current economic environment have negatively impacted our operating results as well as those of our franchisees. As a result, it was an important year for us to refine our strategies and plans for the coming years, which include improving our franchise base, improving performance of our Company-owned stores and strengthening our menu. We plan to continue exiting underperforming franchisees from the system which will allow us to strengthen our overall system of stores; however this will continue to negatively impact our domestic store growth in 2009. Our marketing strategies will focus on driving sustained traffic growth, including launching permanent new product platforms. In 2008, we introduced our new Domino’s Oven Baked Sandwiches, which not only drove traffic growth, but also expanded our lunch business. In addition to the aforementioned efforts, other initiatives such as increases in media spending and investments in training and retention of team members are important strategies that will contribute to the growth and success of our business.

In 2008, global retail sales, which are total retail sales at Company-owned and franchise stores worldwide, increased 1.4% as compared to 2007. This increase in global retail sales was driven by strong international same store sales growth as well as growth in worldwide store counts, offset in part by a decrease in domestic same store sales and negative foreign currency translation impacts on our international sales. In 2007, global retail sales increased 6.6% as compared to 2006. This increase in global retail sales was driven by strong international same store sales growth as well as growth in worldwide store counts, offset in part by a decrease in domestic franchise same store sales.

Revenues increased $25.6 million or 1.8% in 2007 and decreased $37.8 million or 2.6% in 2008. The increase in revenues in 2007 was largely due to higher domestic supply chain revenues, due primarily to higher food prices, including cheese. The decline in 2008 was due primarily to lower Company-owned store and domestic franchise revenues, driven primarily by Company-owned store divestitures, lower same store sales and lower volumes in our domestic supply chain operations. Worldwide store counts have increased from 8,079 at the beginning of 2006 to 8,773 at the end of 2008. This growth in store counts can be attributed to the growing global acceptance of our brand and our pizza delivery concept as well as the economics inherent in our system which attracts new franchisees and encourages existing franchisees to grow their business. Domestic same store sales decreased 4.1%, 1.7% and 4.9% in 2006, 2007 and 2008, respectively. International same store sales increased 4.0%, 6.7% and 6.2% during the same periods. The Company’s domestic same store sales results in 2006, 2007 and 2008 reflected the underperformance of our product and promotional offerings during those years, continued challenges in our domestic business and a weak consumer environment. Internationally, same stores sales growth continues to result from the growing acceptance of delivered pizza around the globe and the successful execution of the concept.

Income from operations decreased 9.5%, from $214.2 million in 2006 to $193.9 million in 2007 and increased 0.6% in 2008 to $195.0 million. The decline in income from operations in 2007 was primarily the result of lower profits from the domestic stores and domestic supply chain operations, as well as certain recapitalization-related expenses. The growth in income from operations in 2008 was primarily the result of $14.2 million of gains on the sale of Company-owned stores to franchisees and continued strong performance in our international business. Additionally, the comparison benefits from lower income from operations in 2007, when we incurred higher expenses associated with the Company’s recapitalization and a $5.0 million reserve recorded in 2007 related to certain legal matters in California. These increases in 2008 were offset in part by lower margins in our Company-owned store and domestic supply chain businesses, as well as a decrease in domestic franchise same store sales.

Net income declined 64.3% from $106.2 million in 2006 to $37.9 million in 2007 and increased 42.5% to $54.0 million in 2008. The increase in net income in 2008 was primarily due to the comparison to lower net income amounts in the 2007, when we incurred higher expenses associated with the Company’s recapitalization and the aforementioned increase in income from operations. These recapitalization expenses in 2007 included the write-off of deferred financing fees and bond discount related to the extinguishment of debt and a $13.3 million premium paid to repurchase and retire then-outstanding notes. These increases were offset in part by higher ongoing interest expense associated with increased debt under our new capital structure and higher interest income earned in 2007 on funds received in connection with the Company’s recapitalization.

We are highly leveraged primarily as a result of our recapitalization in 2007. As of December 28, 2008, consolidated long-term debt was $1.7 billion. Since 1998, a large portion of our cash flows provided from operations has been used to make principal and interest payments on our indebtedness as well as distributions to shareholders in the form of dividends and stock repurchases. Our securitized debt requires no scheduled principal payments until anticipated maturity in 2012. Overall, we believe that our ability to consistently produce significant free cash flows allows us the flexibility not only to service our significant debt but also to invest in our growing business as well as return cash to our shareholders.

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

Long-lived and intangible assets. We record long-lived assets, including property, plant and equipment and capitalized software, at cost. For acquisitions of franchise operations, we estimate the fair values of the assets and liabilities acquired based on physical inspection of assets, historical experience and other information available to us regarding the acquisition. We depreciate and amortize long-lived assets using useful lives determined by us based on historical experience and other information available to us. We evaluate the potential impairment of long-lived assets based on various analyses including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, we perform related impairment tests on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset or the estimated fair value of the asset, an impairment loss is recognized and the asset is written down to its estimated fair value. At December 28, 2008, we determined that our long-lived assets were not impaired. If our future operating performance were to deteriorate, we may be required to recognize an impairment charge.

We evaluate goodwill annually for impairment by comparing the fair value of the reporting unit to its carrying value. A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment, specifically, the Company-owned stores reporting unit. At December 28, 2008, the fair value of our business operations with associated goodwill exceeded their recorded carrying value, including the related goodwill. However, if the future performance of our domestic Company-owned stores or domestic supply chain operations were to deteriorate, we may be required to recognize a goodwill impairment charge.

Insurance and legal matters. We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. If our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods. At December 30, 2007 and December 28, 2008, we had approximately $8.2 million and $2.9 million, respectively, accrued for legal matters.

For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned auto liability under insurance policies requiring payment of a deductible for each occurrence up to between $500,000 and $3.0 million, depending on the policy year and line of coverage. The related insurance reserves are based on undiscounted independent actuarial estimates, which are based on historical information along with assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. At December 30, 2007 and December 28, 2008, we had approximately $29.6 million and $30.4 million, respectively, accrued for insurance matters.

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

Same Store Sales Growth

	2006	2007	2008
Domestic Company-owned stores	(2.2)%	1.0%	(2.2)%
Domestic franchise stores	(4.4)%	(2.1)%	(5.2)%
Domestic stores	(4.1)%	(1.7)%	(4.9)%

International stores	4.0%	6.7%	6.2%

Store Growth Activity

	Domestic Company-owned Stores	Domestic Franchise	Domestic Stores	International Stores	Total
Store count at January 1, 2006	581	4,511	5,092	2,987	8,079
Openings	7	119	126	276	402
Closings	(3)	(72)	(75)	(40)	(115)
Transfers	(14)	14	-	-	-
Store count at December 31, 2006	571	4,572	5,143	3,223	8,366
Openings	13	125	138	289	427
Closings	(7)	(119)	(126)	(43)	(169)
Transfers	(6)	6	-	-	-
Store count at December 30, 2007	571	4,584	5,155	3,469	8,624
Openings	3	120	123	314	437
Closings	(3)	(228)	(231)	(57)	(288)
Transfers	(82)	82	-	-	-
Store count at December 28, 2008	489	4,558	5,047	3,726	8,773

Income Statement Data

(dollars in millions)	2006		2007		2008
Domestic Company-owned stores	$393.4		$394.6		$357.7
Domestic franchise	157.7		158.1		153.9
Domestic supply chain	762.8		783.3		771.1
International	123.4		126.9		142.4
Total revenues	1,437.3	100.0%	1,462.9	100.0%	1,425.1	100.0%

Domestic Company-owned stores	312.1		317.7		298.9
Domestic supply chain	681.7		710.9		699.7
International	59.0		55.4		63.3
Cost of sales	1,052.8	73.2%	1,084.0	74.1%	1,061.9	74.5%

Operating margin	384.5	26.8%	378.9	25.9%	363.3	25.5%
General and administrative	170.3	11.9%	184.9	12.6%	168.2	11.8%
Income from operations	214.2	14.9%	193.9	13.3%	195.0	13.7%
Interest expense, net	(53.8)	(3.7)%	(125.1)	(8.6)%	(112.2)	(7.9)%
Other	-	-	(13.3)	(0.9)%	-	-
Income before provision for income taxes	160.4	11.2%	55.6	3.8%	82.9	5.8%
Provision for income taxes	54.2	3.8%	17.7	1.2%	28.9	2.0%
Net income	$106.2	7.4%	$37.9	2.6%	$54.0	3.8%

2008 compared to 2007

(tabular amounts in millions, except percentages)

Revenues. Revenues include retail sales by Company-owned stores, royalties from domestic and international franchise stores and sales of food, equipment and supplies by our supply chain centers to certain domestic and international franchise stores.

Consolidated revenues decreased $37.8 million or 2.6% in 2008. This decrease in revenues was due primarily to lower Company-owned store and domestic franchise revenues, driven primarily by Company-owned store divestitures, lower same store sales and lower volumes in our domestic supply chain operations offset in part by higher international revenues. These decreases in revenues are more fully described below.

Domestic stores. Domestic stores revenues are comprised of retail sales from domestic Company-owned store operations and royalties from retail sales at domestic franchise stores, as summarized in the following table.

	2007		2008
Domestic Company-owned stores	$394.6	71.4%	$357.7	69.9%
Domestic franchise	158.1	28.6%	153.9	30.1%
Total domestic stores revenues	$552.6	100.0%	$511.6	100.0%

Domestic stores revenues decreased $41.0 million or 7.4% in 2008. This decrease was due primarily to lower domestic franchise and Company-owned same store sales and a decrease in the average number of domestic stores open during 2008. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations decreased $36.9 million or 9.3% in 2008. This decrease was due primarily to store divestitures, primarily to existing franchisees, during 2008 and lower same store sales. Domestic Company-owned same store sales decreased 2.2% in 2008 compared to 2007. There were 571 and 489 domestic Company-owned stores in operation as of December 30, 2007 and December 28, 2008, respectively.

Domestic franchise. Revenues from domestic franchise operations decreased $4.2 million or 2.7% in 2008. This decrease was due primarily to lower same store sales and a decrease in the average number of domestic franchise stores open during 2008. There were 4,584 and 4,558 domestic franchise stores in operation as of December 30, 2007 and December 28, 2008, respectively. Domestic franchise same store sales decreased 5.2% in 2008 compared to 2007.

Domestic supply chain. Revenues from domestic supply chain operations decreased $12.2 million or 1.6% in 2008. This decrease was due primarily to lower volumes, related to decreases in domestic same store sales and were offset in part by an increase in overall food prices, including cheese prices. Cheese prices positively impacted revenues by approximately $11.1 million in 2008.

International. International revenues are primarily comprised of royalties from our international franchise stores and sales of food and supplies by our international supply chain centers to certain franchise stores, as summarized in the following table.

	2007		2008
International royalty and other	$66.3	52.2%	$73.1	51.3%
International supply chain	60.6	47.8%	69.3	48.7%
Total international revenues	$126.9	100.0%	$142.4	100.0%

Revenues from international operations increased $15.5 million or 12.2% in 2008, comprised of a $6.8 million increase in royalty and other revenues and an $8.7 million increase in supply chain revenues. These increases were due primarily to higher same store sales and an increase in the average number of international stores open during 2008, offset in part by a $1.9 million negative impact of foreign currency translation losses as a result of the strengthening of the U.S. dollar compared to the currencies in the markets in which we compete. On a constant dollar basis, same store sales increased 6.2% in 2008 compared to 2007. On a historical dollar basis, same store sales increased 4.2% in 2008 compared to 2007, reflecting a generally stronger U.S. dollar in those markets in which we compete. There were 3,469 and 3,726 international stores in operation as of December 30, 2007 and December 28, 2008, respectively.

Cost of sales / Operating margin. Consolidated cost of sales is comprised primarily of Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, decreased $15.6 million or 4.1% in 2008, as summarized in the following table.

	2007		2008
Consolidated revenues	$1,462.9	100.0%	$1,425.1	100.0%
Consolidated cost of sales	1,084.0	74.1%	1,061.9	74.5%
Consolidated operating margin	$378.9	25.9%	$363.3	25.5%

The $15.6 million decrease in consolidated operating margin was due primarily to lower margins at our Company-owned stores and lower domestic franchise royalty revenues, offset in part by higher margins in our international business.

As a percentage of total revenues, our consolidated operating margin decreased primarily as a result of a market increase in overall food prices, including cheese, which negatively impacted our domestic Company-owned store and domestic supply chain operating margins as a percentage of revenues. Additionally, the Company-owned store operating margin was impacted by higher labor costs, while lower domestic franchise same store sales generated lower domestic supply chain volumes. Changes in the operating margin at our domestic Company-owned store operations and our domestic supply chain operations are more fully described below.

Domestic Company-owned stores. The domestic Company-owned store operating margin decreased $18.1 million or 23.4% in 2008, as summarized in the following table.

	2007		2008
Revenues	$394.6	100.0%	$357.7	100.0%
Cost of sales	317.7	80.5%	298.9	83.5%
Store operating margin	$76.9	19.5%	$58.8	16.5%

The $18.1 million decrease in the domestic Company-owned store operating margin was due primarily to higher overall food costs, lower same store sales, higher labor and related costs and the impact of store divestitures.

As a percentage of store revenues, food costs increased 1.5 percentage points to 27.6% in 2008, due primarily to higher overall food prices, including cheese. The cheese block price per pound averaged $1.89 in 2008 compared to $1.72 in 2007.

As a percentage of store revenues, labor and related costs increased 0.5 percentage points to 32.0% in 2008, due primarily to higher average wage rates.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, increased 0.2 percentage points to 12.1% in 2008 resulting from higher average rent and utility costs.

As a percentage of store revenues, insurance costs increased 0.2 percentage points to 3.3% in 2008.

Domestic supply chain. The domestic supply chain operating margin decreased $1.0 million or 1.4% in 2008, as summarized in the following table.

	2007		2008
Revenues	$783.3	100.0%	$771.1	100.0%
Cost of sales	710.9	90.8%	699.7	90.7%
Domestic supply chain operating margin	$72.4	9.2%	$71.4	9.3%

The $1.0 million decrease in the domestic supply chain operating margin was due primarily to lower volumes and higher food and fuel costs, offset in part by lower variable labor costs.

As a percentage of domestic supply chain revenues, the domestic supply chain operating margin increased primarily as a result of efficiencies gained at the supply chain centers through reduced delivery frequency and cost reductions. These increases were offset by higher food prices, primarily cheese and to a lesser extent meats and boxes, and lower volumes as a result of lower domestic same store sales. Increases in certain food prices, including cheese, have a negative effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items, including cheese. Had the 2008 cheese prices been in effect during 2007, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 9.1% for 2007, resulting in a domestic supply chain operating margin increase of 0.2 percentage points in 2008.

General and administrative expenses. General and administrative expenses decreased $16.7 million or 9.0% in 2008. As a percentage of total revenues, general and administrative expenses decreased 0.8 percentage points to 11.8% in 2008. These decreases were due primarily to $14.2 million of gains recorded in 2008 related to the sale of certain Company-owned stores. Additionally, general and administrative expenses in 2008 were positively impacted by lower advertising and labor expenses, the impact of a $5.0 million reserve recorded in 2007 related to certain legal matters in California as well as general and administrative expenses recorded in connection with the Company’s recapitalization in 2007. These decreases were offset in part by approximately $1.4 million of separation and other costs recorded related primarily to the Company’s previously announced and executed restructuring action, a $5.3 million increase in bad debt expense and a $1.8 million gain recorded in 2007 on the sale of a corporate aircraft.

Interest income. Interest income decreased $2.6 million to $2.7 million in 2008. This decrease was primarily due to $1.5 million of tax-exempt interest income that was earned in 2007 on funds received in connection with the Company’s 2007 recapitalization.

Interest expense. Interest expense decreased $15.5 million to $114.9 million in 2008. This decrease in interest expense was due primarily to expenses incurred in connection with the Company’s 2007 recapitalization, including a $21.9 million write-off of deferred financing fees related to the Company’s recapitalization, a $9.5 million write-off of deferred financing fees and bond discount related to the extinguishment of debt and $2.5 million of additional interest expense, net incurred in connection with the settlement of interest rate derivatives. These decreases were offset in part by a $1.3 million write-off of deferred financing fees in connection with a reduction in the available borrowings under the Company’s variable funding notes and higher average outstanding debt balances in 2008.

Our average outstanding borrowings increased $0.3 billion to approximately $1.7 billion in 2008. Our cash borrowing rate was 6.1% in 2008 and 2007.

Other. The other amount of $13.3 million in 2007 represents the premium paid to repurchase and retire the senior subordinated notes that were tendered in the debt tender offer in connection with the Company’s 2007 recapitalization.

Provision for income taxes. Provision for income taxes increased $11.2 million to $28.9 million in 2008, due primarily to an increase in pre-tax income. The Company’s effective income tax rate increased 3.1 percentage points to 34.9% of pre-tax income in 2008, due primarily to the positive impact of reserve adjustments related to the settlement of certain state income tax matters that were significantly higher in 2007 compared to 2008.

2007 compared to 2006

(tabular amounts in millions, except percentages)

Revenues. Consolidated revenues increased $25.6 million or 1.8% in 2007. This increase in revenues was due primarily to higher domestic supply chain revenues related to higher food prices, primarily cheese, as well as higher international revenues. These increases in revenues are more fully described below.

Domestic stores. Domestic stores revenues are summarized in the following table.

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

International. International revenues are primarily comprised of royalties from our international franchise stores and sales of food and supplies by our international supply chain centers to certain franchise stores, as summarized in the following table.

	2006		2007
International royalty and other	$60.5	49.0%	$66.3	52.2%
International supply chain	62.9	51.0%	60.6	47.8%
Total international revenues	$123.4	100.0%	$126.9	100.0%

Revenues from international operations increased $3.5 million or 2.8% in 2007, comprised of a $5.8 million increase in royalty and other revenues and a $2.3 million decrease in supply chain revenues. The increase in royalty and other revenues was due primarily to increases in same store sales and the average number of international stores open during 2007, offset in part by the sale of Company-owned operations in France and the Netherlands in 2006. On a constant dollar basis, same store sales increased 6.7% in 2007 compared to 2006. On a historical dollar basis, same store sales increased 12.3% in 2007 compared to 2006, reflecting a generally weaker U.S. dollar in those markets in which we compete. There were 3,223 and 3,469 international stores in operation as of December 31, 2006 and December 30, 2007, respectively.

Cost of sales / Operating margin. The consolidated operating margin decreased $5.6 million or 1.5% in 2007, as summarized in the following table.

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

Liquidity and capital resources

As of December 28, 2008, we had working capital of $25.8 million, excluding restricted cash and cash equivalents of $78.9 million and including total unrestricted cash and cash equivalents of $45.4 million. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to service our debt obligations, invest in our business and repurchase common stock, reduce our working capital amounts. As of December 28, 2008, the Company had approximately $42.0 million of cash held for future interest payments, $26.4 million cash held in interest reserves, $10.0 million cash held for capitalization of certain subsidiaries and $0.5 million of other restricted cash, for a total of $78.9 million of restricted cash.

As of December 28, 2008, we had $1.7 billion of long-term debt, of which $0.3 million was classified as a current liability. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our variable funding notes. The variable funding notes originally allowed for the issuance of up to $150.0 million of financing and certain other credit instruments, including letters of credit in support of various obligations of the Company. During the fourth quarter of 2008, one of the Company’s variable funding notes providers (the “Primary VFN Provider”) declared bankruptcy. As a result of the Primary VFN Provider’s bankruptcy, the Company’s ability to draw upon the variable funding notes was reduced. Under the existing terms of the variable funding notes, the Primary VFN Provider’s share was $90.0 million. As a result of the Primary VFN Provider’s non-performance under the existing agreement, the Company’s availability under the variable funding notes was reduced to $60.0 million, of which $37.0 million is currently committed under letters of credit. These letters of credit primarily relate to our insurance programs and supply chain center leases. The maximum amount of borrowings available to the Company under the variable funding notes is approximately $23.0 million. As a result of the reduction in the variable funding notes, we wrote-off approximately $1.3 million of deferred financing fees to interest expense during the fourth quarter of 2008. We have historically funded our working capital requirements, capital expenditures, debt repayments and share repurchases primarily from our cash flows from operations and, when necessary, our available borrowings under the variable funding notes. Management believes its current unrestricted cash and cash equivalents balance, its expected ongoing cash flow from operations as well as the estimated $23.0 million available under the variable funding notes is sufficient to fund operations for the foreseeable future. We did not have any material commitments for capital expenditures as of December 28, 2008.

Cash provided by operating activities was $75.3 million, $84.2 million and $133.0 million in 2008, 2007 and 2006, respectively. The $48.8 million decrease in 2007 versus 2006 was due primarily to a $31.0 million decrease in net income before the impact of non-cash adjustments, due primarily to lower operating performance in our domestic operations and higher interest expense. This was offset in part by a $17.8 million net change in operating assets and liabilities, due primarily to the timing of payment of current operating liabilities. The $8.9 million decrease in 2008 versus 2007 was due primarily to a $13.6 million decrease in net income before the impact of non-cash adjustments, due primarily to lower operating performance in our domestic operations. This was offset in part by a $4.7 million net change in operating assets and liabilities.

Cash provided by investing activities was $12.1 million in 2008 and cash used in investing activities was $109.5 million and $5.9 million in 2007 and 2006, respectively. The $103.6 million net change in 2007 versus 2006 was due primarily to a $81.0 million increase in restricted cash related to our 2007 recapitalization, a $22.2 million increase in capital expenditures due primarily to the purchase of an aircraft and a $1.0 million decrease in proceeds from the sale of property, plant and equipment, which was due primarily to the sale of the France and Netherlands operations in 2006, offset in part by proceeds from the sale of a corporate aircraft in 2007. The $121.6 million net change in 2008 versus 2007 was due primarily to an $83.0 million change in restricted cash related to our 2007 recapitalization, a $15.5 million increase in proceeds from the sale of property, plant and equipment primarily as a result of the sale of 82 Company-owned stores and a $23.0 million decrease in capital expenditures, due primarily to the purchase of a corporate aircraft in 2007.

Cash used in financing activities was $53.5 million, $1.6 million and $155.8 million in 2008, 2007 and 2006, respectively. The $154.2 million net change in 2007 versus 2006 was due primarily to $2.4 billion increase in proceeds from issuance of long-term debt, a $90.5 million decrease in repurchases of common stock and a $17.0 million increase in tax benefit from stock options, offset in part by a $1.5 billion increase in repayments of long-term debt and capital lease obligations, a $867.1 million increase in common stock dividends and equivalents and a $60.1 million increase in cash paid for financing costs. The $51.9 million net change in 2008 versus 2007 was due primarily to a $2.5 billion decrease in proceeds from issuance of long-term debt and a $11.6 million decrease in purchases of common stock, offset in part by a $1.5 billion decrease in repayments of long-term debt and capital lease obligations, an $897.0 million decrease in common stock dividends and equivalents and a $60.1 million decrease in cash paid for financing costs.

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

Additionally, during the second quarter of 2007, the Company settled its then outstanding five-year forward starting interest rate swap agreement with a total notional amount of $1.25 billion. This interest rate swap agreement was settled in cash for $11.5 million, in accordance with its terms, concurrent with the issuance of the securitized debt. In connection with this settlement, the other comprehensive income amount was adjusted for the after-tax net settlement amount of $7.1 million which is being amortized into interest expense over the five year term of the securitized debt.

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

Additionally, the Board of Directors approved an open market share repurchase program for up to $200.0 million of the Company’s common stock, which will be funded by future free cash flows and borrowings available under the Variable Funding Notes. The Company used approximately $42.9 million in 2008 for share repurchases under this program and has $102.7 million left under the $200.0 million authorization.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the Variable Funding Notes will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described in Item 1A, Risk Factors. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the Fixed Rate Notes and to service, extend or refinance the Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2006, 2007 or 2008. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 during fiscal 2008 and the applicable disclosures are included in Item 8 of this Form 10-K.

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Contractual obligations

The following is a summary of our significant contractual obligations at December 28, 2008.

(dollars in millions)	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt (1):
Principal (2)	$-	$-	$-	$1,700.0	$-	$-	$1,700.0
Interest (3)	103.0	103.0	103.0	32.6	-	-	341.6
Capital lease	0.7	0.7	0.7	0.7	0.7	3.4	7.1
Operating leases (4)	38.4	33.3	27.6	20.6	16.2	17.2	153.4

(1)	The maturity date of the long-term debt noted within the table above reflects the Company’s anticipated repayment date of April 25, 2012, rather than the legal maturity date of April 27, 2037. In the event that the Fixed Rate Notes are not repaid in full by the anticipated repayment date and certain covenants are met, the Company has the option to extend the maturities of the Fixed Rate Notes for two one-year terms at interest rates that may be higher than the current stated rates, depending on the then current LIBOR rates and the Company’s performance against certain covenants. During the extension periods, partial principal repayments may be due depending on performance against certain covenants. Following the extension periods, or if the Company does not qualify for the extensions in 2012 and 2013, all cash generated by the Company less a specific amount allocated to the Company as a servicing fee must be used to pay down outstanding principal and interest rates may be higher than previous extension periods.

(2)	The long-term debt contractual obligations included above differ from the long-term debt amounts reported in our consolidated financial statements as the above amounts do not include the effect of unamortized debt discounts of approximately $40,000 at December 28, 2008. Additionally, the principal portion of the capital lease obligation amounts above, which totaled $4.8 million at December 28, 2008, are classified as debt in our consolidated financial statements.

(3)	The interest rate on our variable funding notes is based on a commercial paper rate plus 0.5%. The interest rate on Class A-2 notes is fixed at 5.261% per year. The interest rate on our Class M-1 notes is fixed at 7.269%. If the securitized debt is extended or refinanced, interest rates may be equal to or higher than the current stated rates.

(4)	We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center, which is our corporate headquarters, under leases with expiration dates through 2019.

Off-balance sheet arrangements

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit as of December 28, 2008 were $37.0 million and relate to our insurance programs and supply chain center leases. The Company has also guaranteed borrowings of franchisees of approximately $2.2 million as of December 28, 2008. Additionally, the Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $6.9 million as of December 28, 2008. We believe that none of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K includes various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the ”safe harbor” provisions of the Act. Forward-looking statements include information concerning future results of operations, and business strategy. Also, statements that contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “potential,” “outlook” and similar terms and phrases, including references to assumptions, are forward-looking statements. We have based these forward looking statements on our current expectations and projections about future events. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A, Risk Factors, as well as other cautionary language in this Form 10-K. Actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

• our substantial increased indebtedness as a result of the recapitalization in 2007 and our ability to incur additional indebtedness;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

Prior to our recapitalization that was completed in 2007, we were exposed to market risk from interest rate changes on our variable rate debt. Management actively monitored this exposure. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalization in 2007, we issued fixed rate notes and, at December 28, 2008, we are only exposed to interest rate risk on borrowings under our variable funding notes. As of December 28, 2008, we had no outstanding variable funding note borrowings. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

Interest rate derivatives

From time to time we have entered into interest rate swaps, collars or similar instruments with the objective of managing volatility relating to our borrowing costs.

On February 12, 2007, the Company entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion to hedge the interest rate variability of the coupon payments associated with the issuance of $1.85 billion of securitized debt in connection with the recapitalization. On April 16, 2007, the swap agreement was settled in cash for $11.5 million, in accordance with its terms, concurrent with the issuance of the securitized debt. In connection with this settlement, the other comprehensive income amount was adjusted for the after-tax net settlement amount of $7.1 million which is being amortized into interest expense over the five year term of the securitized debt. At December 28, 2008, the Company does not have any interest rate derivatives outstanding.

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 8.6%, 8.7% and 10.0% of our total revenues in 2006, 2007 and 2008, respectively, were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Domino’s Pizza, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Domino’s Pizza, Inc. and its subsidiaries at December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9(A). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 24, 2009

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	December 30, 2007	December 28, 2008
CURRENT ASSETS:
Cash and cash equivalents	$11,344	$45,372
Restricted cash	80,951	78,871
Accounts receivable, net of reserves of $3,698 in 2007 and $10,949 in 2008	68,446	69,390
Inventories	24,931	24,342
Notes receivable, net of reserves of $538 in 2007 and $151 in 2008	440	630
Prepaid expenses and other	11,098	6,236
Advertising fund assets, restricted	20,683	20,377
Deferred income taxes	8,989	9,033

Total current assets	226,882	254,251

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	21,899	22,063
Leasehold and other improvements	86,909	83,362
Equipment	176,667	167,470
Construction in progress	2,361	1,881

	287,836	274,776
Accumulated depreciation and amortization	(164,946)	(166,346)

Property, plant and equipment, net	122,890	108,430

OTHER ASSETS:
Investments in marketable securities, restricted	1,924	1,258
Notes receivable, less current portion, net of reserves of $878 in 2007 and $1,640 in 2008	740	1,742
Deferred financing costs, net of accumulated amortization of $4,944 in 2007 and $12,624 in 2008	33,139	24,457
Goodwill	20,772	17,675
Capitalized software, net of accumulated amortization of $44,197 in 2007 and $48,723 in 2008	10,130	3,672
Other assets, net of accumulated amortization of $2,732 in 2007 and $3,108 in 2008	10,877	9,260
Deferred income taxes	45,810	43,049

Total other assets	123,392	101,113

Total assets	$473,164	$463,794

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	December 30, 2007	December 28, 2008
CURRENT LIABILITIES:
Current portion of long-term debt	$15,312	$340
Accounts payable	60,411	56,906
Accrued compensation	13,330	10,383
Accrued interest	18,700	17,834
Accrued income taxes	1,583	1,167
Insurance reserves	9,134	10,056
Advertising fund liabilities	20,683	20,377
Other accrued liabilities	36,355	32,491

Total current liabilities	175,508	149,554

LONG-TERM LIABILITIES:
Long-term debt, less current portion	1,704,771	1,704,444
Insurance reserves	20,459	20,369
Other accrued liabilities	22,565	14,050

Total long-term liabilities	1,747,795	1,738,863

Total liabilities	1,923,303	1,888,417

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 59,665,087 in 2007 and 56,984,155 in 2008 issued and outstanding	597	570
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	-	-
Additional paid-in capital	-	1,853
Retained deficit	(1,444,938)	(1,421,705)
Accumulated other comprehensive loss	(5,798)	(5,341)

Total stockholders’ deficit	(1,450,139)	(1,424,623)

Total liabilities and stockholders’ deficit	$473,164	$463,794

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 31, 2006	December 30, 2007	December 28, 2008
REVENUES:
Domestic Company-owned stores	$393,406	$394,585	$357,703
Domestic franchise	157,741	158,050	153,858
Domestic supply chain	762,782	783,330	771,106
International	123,390	126,905	142,447

Total revenues	1,437,319	1,462,870	1,425,114

COST OF SALES:
Domestic Company-owned stores	312,130	317,730	298,857
Domestic supply chain	681,700	710,894	699,669
International	58,958	55,392	63,327

Total cost of sales	1,052,788	1,084,016	1,061,853

OPERATING MARGIN	384,531	378,854	363,261

GENERAL AND ADMINISTRATIVE	170,334	184,944	168,231

INCOME FROM OPERATIONS	214,197	193,910	195,030

INTEREST INCOME	1,239	5,317	2,746

INTEREST EXPENSE	(55,011)	(130,374)	(114,906)

OTHER	-	(13,294)	-

INCOME BEFORE PROVISION FOR INCOME TAXES	160,425	55,559	82,870

PROVISION FOR INCOME TAXES	54,198	17,677	28,899

NET INCOME	$106,227	$37,882	$53,971

EARNINGS PER SHARE:

Common Stock – basic	$1.68	$0.61	$0.93
Common Stock – diluted	$1.65	$0.59	$0.93

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	December 31, 2006	December 30, 2007	December 28, 2008
NET INCOME	$106,227	$37,882	$53,971

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:

Currency translation adjustment	592	356	(1,005)
Unrealized gains (losses) on derivative instruments	1,869	(13,516)	-
Reclassification adjustment for (gains) losses included in net income	(8,508)	258	2,132

	(6,047)	(12,902)	1,127

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS)	1,559	5,038	(670)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(4,488)	(7,864)	457

COMPREHENSIVE INCOME	$101,739	$30,018	$54,428

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock			Retained Deficit	Accumulated Other Comprehensive Income (Loss)
					Currency Translation Adjustment	Fair Value of Derivative Instruments
	Shares	Amount	Additional Paid-in Capital
BALANCE AT JANUARY 1, 2006	67,184,334	$672	$259,695	$(777,906)	$1,926	$4,628

Net income	-	-	-	106,227	-	-
Common stock dividends	-	-	-	(29,841)	-	-
Issuance of common stock	191,170	2	4,639	-	-	-
Purchase of common stock	(5,624,602)	(56)	(144,944)	-	-	-
Exercise of stock options	699,902	7	4,895	-	-	-
Tax benefit related to stock options	-	-	5,075	-	-	-
Non-cash compensation expense	-	-	5,218	-	-	-
Other	-	-	(642)	-	-	-
Currency translation adjustment	-	-	-	-	(1,847)	-
Unrealized gains on derivative instruments, net of tax	-	-	-	-	-	1,159
Reclassification adjustment for gains on derivative instruments included in net income, net of tax	-	-	-	-	-	(3,800)

BALANCE AT DECEMBER 31, 2006	62,450,804	625	133,936	(701,520)	79	1,987

Net income	-	-	-	37,882	-	-
Common stock dividends and equivalents	-	-	(140,946)	(756,026)	-	-
Issuance of common stock	288,172	3	5,721	-	-	-
Purchase of common stock	(3,616,552)	(36)	(29,324)	(25,188)	-	-
Exercise of stock options	542,663	5	4,664	-	-	-
Tax benefit related to stock options	-	-	22,113	-	-	-
Non-cash compensation expense	-	-	8,405	-	-	-
Other	-	-	(4,569)	(86)	-	-
Currency translation adjustment	-	-	-	-	356	-
Unrealized losses on derivative instruments, net of tax	-	-	-	-	-	(8,380)
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	160

BALANCE AT DECEMBER 30, 2007	59,665,087	597	-	(1,444,938)	435	(6,233)
Net income	-	-	-	53,971	-	-
Issuance of common stock	552,491	6	4,446	-	-	-
Purchase of common stock	(3,369,522)	(34)	(12,204)	(30,738)	-	-
Exercise of stock options	136,099	1	1,036	-	-	-
Tax benefit related to stock options	-	-	272	-	-	-
Non-cash compensation expense	-	-	9,059	-	-	-
Other	-	-	(756)	-	-	-
Currency translation adjustment, net of tax	-	-	-	-	(865)	-
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	1,322

BALANCE AT DECEMBER 28, 2008	56,984,155	$570	$1,853	$(1,421,705)	$(430)	$(4,911)

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31, 2006	December 30, 2007	December 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,227	$37,882	$53,971
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	32,266	31,176	28,377
Provision (benefit) for losses on accounts and notes receivable	(728)	2,358	7,714
Gains on sale/disposal of assets	(2,678)	(766)	(13,752)
Provision (benefit) for deferred income taxes	(615)	(5,564)	2,046
Amortization of deferred financing costs, debt discount and other	3,380	38,612	11,103
Non-cash compensation expense	5,218	8,405	9,059
Changes in operating assets and liabilities-
Decrease (increase) in accounts receivable	687	(4,337)	(10,304)
Decrease (increase) in inventories, prepaid expenses and other	1,039	(1,503)	1,245
Decrease in accounts payable and accrued liabilities	(10,512)	(20,983)	(15,293)
Increase (decrease) in insurance reserves	(1,281)	(1,092)	1,091

Net cash provided by operating activities	133,003	84,188	75,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,204)	(42,415)	(19,411)
Proceeds from sale of assets	14,369	13,354	28,874
Change in restricted cash	-	(80,951)	2,080
Other	(97)	543	549

Net cash provided by (used in) investing activities	(5,932)	(109,469)	12,092

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	100,000	2,524,938	3,000
Repayments of long-term debt and capital lease obligation	(95,284)	(1,547,201)	(18,312)
Cash paid for financing costs	(250)	(60,337)	(278)
Proceeds from issuance of common stock	4,641	5,724	4,452
Proceeds from exercise of stock options	4,902	4,669	1,037
Tax benefit from stock options	5,075	22,113	272
Purchase of common stock	(145,000)	(54,548)	(42,976)
Common stock dividends and equivalents	(29,841)	(896,972)	-
Other	-	-	(726)

Net cash used in financing activities	(155,757)	(1,614)	(53,531)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(11)	17	210

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,697)	(26,878)	34,028

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	66,919	38,222	11,344

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$38,222	$11,344	$45,372

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2006 fiscal year ended December 31, 2006; the 2007 fiscal year ended December 30, 2007; and the 2008 fiscal year ended December 28, 2008. The 2006, 2007 and 2008 fiscal years each consisted of fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash includes $42.0 million of cash held for future interest payments, $26.4 million cash held in interest reserves, $10.0 million cash held for capitalization of entities and $0.5 million of other restricted cash.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

Inventories at December 30, 2007 and December 28, 2008 are comprised of the following (in thousands):

	2007	2008
Food	$20,668	$19,829
Equipment and supplies	4,263	4,513

Inventories	$24,931	$24,342

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, and covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions. Amortization expense related to intangible assets for financial reporting purposes is provided using the straight-line method over the useful lives for covenants not-to-compete and other intangible assets and was approximately $495,000, $392,000 and $376,000 in 2006, 2007, and 2008, respectively. As of December 28, 2008, scheduled amortization of these assets for the next five fiscal years is approximately $336,000 for 2009 and $333,000 in each of 2010, 2011, 2012 and 2013, respectively. The carrying value of intangible assets as of December 30, 2007 and December 28, 2008 was approximately $2.1 million and $1.7 million, respectively.

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

Included in land and buildings as of December 30, 2007 and December 28, 2008 is a capital lease asset of approximately $4.4 million and $4.0 million, which is net of $1.8 million and $2.2 million of accumulated amortization, respectively, related to the lease of a supply chain center building. This capital lease asset is being amortized using the straight-line method over the fifteen-year lease term.

Depreciation and amortization expense on property, plant and equipment was approximately $25.5 million, $24.2 million and $22.7 million in 2006, 2007 and 2008, respectively.

Impairments of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the potential impairment of long-lived assets based on various analyses including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset or the estimated fair value of the asset, an impairment loss is recognized and the asset is written down to its estimated fair value. The Company did not record an impairment loss on long-lived assets in 2006, 2007 or 2008.

Investments in Marketable Securities

Investments in marketable securities consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plan (Note 5). These investments are stated at aggregate fair value, are restricted and have been placed in a rabbi trust whereby the amounts are irrevocably set aside to fund the Company’s obligations under the deferred compensation plan. The Company classifies these investments in marketable securities as trading and accounts for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Deferred Financing Costs

Deferred financing costs primarily include debt issuance costs incurred by the Company as part of the 2007 Recapitalization (Note 2). Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense.

In connection with the 2007 Recapitalization, the Company wrote-off financing costs of approximately $30.3 million. Deferred financing cost expense, including the aforementioned amount, was approximately $3.1 million, $36.0 million and $9.0 million in 2006, 2007 and 2008, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2006, 2007 or 2008.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from two to seven years. Capitalized software amortization expense was approximately $6.3 million, $6.6 million and $5.3 million in 2006, 2007 and 2008, respectively. The Company received $2.1 million, $3.5 million and $6.1 million from franchisees from the sale of internally developed point-of-sale software during 2006, 2007 and 2008, respectively. The amounts received from the sale of internally developed software reduce the capitalized software asset amount in the accompanying consolidated balance sheets.

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

Insurance reserves relating to our retention programs are based on undiscounted actuarial estimates from an independent third party actuary. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company receives an annual estimate of outstanding insurance exposures from its independent actuary and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. In management’s opinion, the insurance reserves at December 30, 2007 and December 28, 2008 are sufficient to cover related losses.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Domestic Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with Domestic Stores (Note 10) that purchase all of their food from Company-owned supply chain centers. These profit-sharing arrangements generally provide participating stores with 50% of their regional supply chain center’s pre-tax profits based upon each store’s purchases from the supply chain center. Profit-sharing obligations are recorded as a revenue reduction in Domestic Supply Chain (Note 10) in the same period as the related revenues and costs are recorded, and were $51.0 million, $43.7 million and $44.4 million in 2006, 2007 and 2008, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $38.4 million, $38.9 million and $35.3 million during 2006, 2007 and 2008, respectively.

Domestic Stores are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund Inc. (DNAF), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $19.5 million, $19.4 million and $15.2 million in 2006, 2007 and 2008, respectively. DNAF also received national advertising contributions from franchisees of approximately $137.5 million, $135.2 million and $105.6 million during 2006, 2007 and 2008, respectively. Franchisee contributions to DNAF and offsetting expenses are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza brand. Accordingly, all assets held by the DNAF are considered restricted.

Rent

The Company leases certain equipment, vehicles, retail store and supply chain center locations and its corporate headquarters under operating leases with expiration dates through 2019. Rent expenses totaled approximately $42.5 million, $42.4 million and $41.5 million during 2006, 2007 and 2008, respectively.

Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related guidance, which require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

The Company had cash flow and fair value designated interest rate derivative agreements outstanding during 2006 and 2007. These agreements were entered into in an effort to manage the impact of interest rate changes on income. These agreements were settled during 2007 as part of the 2007 Recapitalization. Gains and losses upon settlement of these derivatives were recorded in interest expense.

In connection with the 2007 Recapitalization, the Company entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion. This interest rate swap was entered into to hedge the variability of future interest rates in contemplation of the recapitalization-related debt issuances. The Company subsequently settled the swap agreement with a cash payment of $11.5 million, in accordance with its terms, concurrent with the issuance of debt as part of the 2007 Recapitalization. In connection with this settlement, the accumulated other comprehensive loss amount was adjusted for the after-tax net settlement amount of $7.1 million which is being amortized into interest expense over the five year original term of the securitized debt. The Company has no outstanding derivative instruments as of December 30, 2007 and December 28, 2008.

Stock Options

The Company accounts for its stock options and other equity-based compensation in accordance with SFAS No. 123R (revised 2004), “Share-Based Payments,” (SFAS 123R). SFAS 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings Per Share,” and related guidance, which requires two calculations of earnings per share (EPS) to be disclosed: basic EPS and diluted EPS.

The numerator in calculating common stock basic and diluted EPS is consolidated net income. The denominator in calculating common stock basic EPS is the weighted average shares outstanding. The denominator in calculating common stock diluted EPS includes the additional dilutive effect of outstanding stock options and unvested restricted stock grants. The denominator in calculating the 2006, 2007 and 2008 common stock diluted EPS does not include 3,318,800, 2,819,600 and 8,263,719 stock options, respectively, as their inclusion would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2006	2007	2008
Net income available to common stockholders - basic and diluted	$106,227	$37,882	$53,971

Weighted average number of common shares	63,139,073	62,176,568	57,755,519

Earnings per common share – basic	$1.68	$0.61	$0.93

Diluted weighted average number of common shares	64,541,079	63,785,124	58,339,535

Earnings per common share – diluted	$1.65	$0.59	$0.93

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 during fiscal 2008 and the applicable disclosures are included in these financial statements.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Fair Value Measurements

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

The following table summarizes the carrying amounts and fair values of certain assets at December 28, 2008:

	At December 28, 2008
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash and cash equivalents	$76,204	$76,204	$-	$-
Cash and cash equivalents	42,291	42,291	-	-
Investments in marketable securities	1,258	1,258	-	-

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $43.5 million, $91.6 million and $104.9 million during 2006, 2007 and 2008, respectively. Cash paid for income taxes was approximately $62.8 million, $13.7 million and $30.2 million in 2006, 2007 and 2008, respectively.

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

2007 Recapitalization

On February 7, 2007, the Company announced a recapitalization transaction (the 2007 Recapitalization) comprised of (i) a stock tender offer for up to 13,850,000 shares of the Company’s common stock, (ii) an offer to purchase all of the outstanding 8 1/4% senior subordinated notes due 2011 (the 2011 Notes) pursuant to a debt tender offer, (iii) the repayment of all outstanding borrowings under a previous credit agreement, and (iv) a planned special cash dividend to stockholders and related anti-dilution payments and adjustments to certain option holders, in each case financed as described below.

On March 8, 2007, the Company entered into a $1.35 billion bridge facility credit agreement, consisting of (i) up to $1.25 billion in bridge term loans and (ii) up to $100.0 million under a revolving credit facility. In connection with obtaining the bridge facility credit agreement, the Company paid $22.3 million in financing fees, which were recorded as a deferred financing cost asset in the consolidated balance sheet. Also on March 8, 2007, the Company borrowed $500.0 million in bridge term loans, which it used to repay all outstanding borrowings under the previous credit agreement. The previous credit agreement was concurrently terminated.

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

The Fixed Rate Notes and the Variable Funding Notes

The Class A-2 Notes bear interest at 5.261%, payable quarterly. The Class M-1 Notes bear interest at 7.629%, payable quarterly. The Fixed Rate Notes and Variable Funding Notes require no annual principal payments and the anticipated repayment date is April 25, 2012, with legal final maturity on April 27, 2037. In the event that the Fixed Rate Notes are not repaid in full by the anticipated repayment date and certain covenants are met, the Company has the option to extend the maturities of the Fixed Rate Notes for two one-year terms at interest rates that may be higher than the current stated rates, depending on then current LIBOR rates and the Company’s performance against certain covenants. During the extension periods, partial principal repayments may be due depending on performance against certain covenants. Following the extension periods, or if the Company does not qualify for the extensions in 2012 and 2013, all cash generated by the Company less a specific amount allocated to the Company as a servicing fee must be used to pay down outstanding principal amounts and interest rates may be higher than previous extension periods.

All principal and interest obligations under the Class A-2 Notes and the Variable Funding Notes have been guaranteed by insurance companies. The Company pays these insurance corporations an insurer premium which is recorded in interest expense. The Fixed Rate Notes and the Variable Funding Notes are guaranteed by four subsidiaries of DPLLC and secured by a security interest in substantially all of the assets of the Company, including royalty income from all domestic stores, domestic supply chain income, international income and intellectual property.

The Fixed Rate Notes are subject to certain financial and non-financial covenants, including a debt service coverage calculation, as defined in the related agreements. The convenants, among other things, limit the ability of certain of our subsidiaries to declare dividends, make loans or advances or enter into transactions with affiliates. In the event that certain covenants are not met, the Fixed Rate Notes may become partially or fully due and payable on an accelerated schedule. Additionally, in the event that one or both of the insurance companies that provide financial guaranties of our Fixed Rate Notes and Variable Funding Note payments were to become the subject of insolvency or similar proceedings, our lenders would not be required to fund our Variable Funding Notes. Further, if one or both of the insurance companies’ obligations under the related policies were terminated or canceled as a result of those proceedings, all unpaid amounts could become immediately due and payable at the direction or consent of holders of a majority of the outstanding Fixed Rate Notes or the remaining insurance company that is not the subject of insolvency or similar proceedings. In addition, the Company may voluntarily prepay, in part or in full, the Fixed Rate Notes at any time, subject to certain make-whole interest obligations.

Interest and principal on the Class M-1 Notes is subordinated to interest and principal on the Class A-2 Notes and the Variable Funding Notes.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Variable Funding Notes allowed for the issuance of up to $150.0 million of financing and certain other credit instruments, including up to $60.0 million of letters of credit in support of various obligations of the Company. At December 28, 2008, there were no outstanding borrowings on the Variable Funding Notes. Interest on outstanding Variable Funding Note borrowings is payable quarterly at a rate equal to a commercial paper rate plus 0.5%.

During 2008, one of the Company’s Variable Funding Notes providers (the Primary VFN Provider) declared bankruptcy. As a result of the Primary VFN Provider’s bankruptcy, the Company’s ability to draw upon the Variable Funding Notes was reduced. Under the existing terms of the Variable Funding Notes, the Primary VFN Provider’s share of the original $150.0 million was $90.0 million. As a result of the Primary VFN Provider’s non-performance under the existing agreement, the Company’s availability under the Variable Funding Notes was reduced to $60.0 million, of which $37.0 million is currently committed under pre-existing letters of credit. The maximum amount of borrowings available to the Company under the Variable Funding Notes is approximately $23.0 million at December 28, 2008. As a result of the reduction in the Variable Funding Notes, the Company wrote-off approximately $1.3 million of deferred financing fees to interest expense during the fourth quarter of 2008. The Company has historically funded its working capital requirements, capital expenditures, debt repayments and share repurchases primarily from its cash flows from operations and when necessary, its available borrowings under the Variable Funding Notes.

At December 28, 2008, management estimates that the $1.6 billion of outstanding Class A-2 Notes had a fair value of approximately $784.0 million and the $100.0 million of outstanding Class M-1 Notes had a fair value of approximately $31.8 million. Management believes that these decreases in fair value from their carrying amounts are primarily due to current economic conditions and the current state of the credit markets for similar debt instruments. The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Consolidated Long-Term Debt

At December 30, 2007 and December 28, 2008, consolidated long-term debt consisted of the following (in thousands):

	2007	2008
Variable Funding Notes	$15,000	$-
5.261% Class A-2 Notes; anticipated repayment date April 2012; legal final maturity April 2037, net of an unamortized discount of $53,000 in 2007 and $40,000 in 2008	1,599,947	1,599,960
7.629% Class M-1 Notes; anticipated repayment date April 2012; legal final maturity April 2037	100,000	100,000
Capital lease obligation	5,136	4,824

Total debt	1,720,083	1,704,784
Less – current portion	15,312	340

Consolidated long-term debt	$1,704,771	$1,704,444

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At December 28, 2008, maturities of long-term debt and capital lease obligation are as follows, which exclude approximately $40,000 unamortized discount on the Class A-2 Notes (in thousands):

2009	$340
2010	370
2011	403
2012	1,700,438
2013	477
Thereafter	2,796

$1,704,824

(3)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 28, 2008, the future minimum rental commitments for all non-cancelable leases are as follows (in thousands):

	Operating Leases	Capital Lease	Total
2009	$38,394	$736	$39,130
2010	33,327	736	34,063
2011	27,607	736	28,343
2012	20,558	736	21,294
2013	16,228	736	16,964
Thereafter	17,243	3,437	20,680

Total future minimum rental commitments	$153,357	7,117	$160,474

Less – amounts representing interest		(2,293)

Total principal payable on capital lease		$4,824

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). The Company previously had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, the Company recognized a net increase of $86,000 for unrecognized tax benefit liabilities, which also increased the January 1, 2007 balance of retained deficit. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in income tax expense.

At January 1, 2007, the amount of unrecognized tax benefits was $16.9 million of which, if ultimately recognized, $11.2 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. The Company accrued approximately $6.1 million for interest and penalties at January 1, 2007. This amount is excluded from the aforementioned $16.9 million total unrecognized tax benefit.

Separately, the Company accrued additional interest expense of $1.5 million during 2007, and additional penalties of $0.8 million and released interest of $2.0 million, and penalties of $2.1 million. At December 30, 2007, the Company accrued interest and penalties related to unrecognized tax benefits of $4.3 million.

During 2008, the Company accrued additional interest expense of $0.4 million and additional penalties of $0.1 million and released interest of $1.3 million, and penalties of $1.5 million. At December 28, 2008, the amount of unrecognized tax benefits was $4.7 million of which, if ultimately recognized, $3.3 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. At December 28, 2008, the Company had $0.1 million of accrued interest and no accrued penalties related to unrecognized tax benefits. This amount is excluded from the $4.7 million total unrecognized tax benefit. Separately, in the fourth quarter of 2008 the Company recorded a $1.1 million income tax benefit related to differences in the Company’s income tax payable that accumulated over a number of prior years. The adjustment was recorded in the fourth quarter of 2008 on the basis that it was not material to the current or prior periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$16,930
Additions for tax positions of prior years	2,187
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(5,966)
Settlements during the period	(2,398)
Lapses of applicable statute of limitations	(30)

Balance as of December 30, 2007	10,723
Additions for tax positions of prior years	48
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(2,594)
Settlements during the period	(3,523)

Balance as of December 28, 2008	$4,654

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s examination of fiscal year 2003 by the Internal Revenue Service was concluded during 2007. The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2005 and the relevant state statutes vary. The Company expects the current ongoing examinations to be concluded in the next twelve months and does not expect the assessment of any significant additional amount in excess of amounts reserved.

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2006, 2007 and 2008 are summarized as follows (in thousands):

	2006	2007	2008
Federal income tax provision based on the statutory rate	$56,149	$19,446	$29,005
State and local income taxes, net of related Federal income taxes	3,335	(3,013)	(1,914)
Non-resident withholding and foreign income taxes	5,550	7,196	8,147
Foreign tax and other tax credits	(6,544)	(7,414)	(8,097)
(Gains) losses attributable to foreign subsidiaries	(3,824)	908	1,422
Non-deductible expenses	1,179	453	812
Other	(1,647)	101	(476)

	$54,198	$17,677	$28,899

The components of the 2006, 2007 and 2008 consolidated provision for income taxes are as follows (in thousands):

	2006	2007	2008
Provision for Federal income taxes –
Current provision	$43,231	$18,902	$20,416
Deferred provision (benefit)	287	(4,655)	2,343

Total provision for Federal income taxes	43,518	14,247	22,759
Provision for state and local income taxes –
Current provision (benefit)	6,032	(2,857)	(1,710)
Deferred benefit	(902)	(909)	(297)

Total provision (benefit) for state and local income taxes	5,130	(3,766)	(2,007)
Provision for non-resident withholding and foreign income taxes	5,550	7,196	8,147

	$54,198	$17,677	$28,899

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of December 30, 2007 and December 28, 2008, the significant components of net deferred income taxes are as follows (in thousands):

	2007	2008
Deferred Federal income tax assets –
Depreciation, amortization and asset basis differences	$23,107	$19,717
Covenants not-to-compete	6,956	5,789
Insurance reserves	8,213	8,287
Other accruals and reserves	10,190	9,570
Bad debt reserves	1,804	4,281
Derivatives liability	3,820	3,010
Other	3,117	1,407

Total deferred Federal income tax assets	57,207	52,061

Deferred Federal income tax liabilities –
Capitalized software	6,570	5,315
Foreign tax credit	3,729	2,852

Total deferred Federal income tax liabilities	10,299	8,167

Net deferred Federal income tax asset	46,908	43,894
Net deferred state and local income tax asset	7,891	8,188

Net deferred income taxes	$54,799	$52,082

As of December 30, 2007, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$8,989	$56,109	$65,098
Deferred tax liabilities	-	(10,299)	(10,299)

Net deferred income taxes	$8,989	$45,810	$54,799

As of December 28, 2008, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$9,033	$51,216	$60,249
Deferred tax liabilities	-	(8,167)	(8,167)

Net deferred income taxes	$9,033	$43,049	$52,082

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company does not have an excess of the amount for financial reporting purposes over the tax basis of the Company’s investment in foreign subsidiaries and as such no deferred income taxes have been provided.

(5)	EMPLOYEE BENEFITS

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 100% of the first 3% of each employee’s elective deferrals and 50% of the next 2% of each employee’s elective deferrals. The Company matches in Company common stock. All matching contributions vest immediately. The charges to operations for Company contributions to the plan were approximately $3.8 million, $4.2 million and $3.4 million in 2006, 2007 and 2008, respectively. The Company contributed 124,117 shares, 204,164 shares and 365,561 shares of common stock to the plan in 2006, 2007 and 2008, respectively.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2006, 2007 or 2008.

The Company has an employee stock purchase discount plan (the ESPDP). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for one year. There are 1,000,000 shares authorized to be issued under the ESPDP. There were 67,053 shares, 84,008 shares and 186,930 shares issued under the ESPDP during 2006, 2007 and 2008, respectively.

(6)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit. The Company’s exposure to credit loss for stand-by letters of credit is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of December 28, 2008 are $37.0 million, and relate to the Company’s insurance programs and supply chain center leases. The Company has also guaranteed borrowings of franchisees of approximately $2.2 million as of December 28, 2008. Additionally, the Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $6.9 million as of December 28, 2008.

(7)	RELATED PARTY TRANSACTIONS

At December 31, 2006, affiliates of DPI stockholders had term loan holdings of $15.9 million, which were subsequently paid as part of the 2007 Recapitalization. Related interest expense to affiliates was approximately $2.0 million and $203,000 in 2006 and 2007, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(8)	EQUITY INCENTIVE PLANS

In accordance with SFAS 123R, the cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statements of income based on the estimated fair value of the awards.

The Company has two equity incentive plans, both of which benefit certain of the Company’s employees and directors: the TISM, Inc. Stock Option Plan (the TISM Stock Option Plan) and the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Equity Incentive Plan) (collectively, the Equity Incentive Plans). The TISM Stock Option Plan has been amended to prohibit the granting of additional stock options. As of December 28, 2008, the number of options granted and outstanding under the TISM Stock Option Plan was 1,425,322 shares of non-voting common stock. As of December 28, 2008, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 8,456,730 are outstanding related to stock option grants. Additionally, the Company granted 75,000 shares of restricted stock to an employee and officer of the Company during 2008 and will grant an additional 100,000 shares of restricted stock to the aforementioned employee and officer of the Company during 2009 and 2010 pursuant to the related employment agreements. These restricted stock grants are considered granted for SFAS 123R accounting purposes in the year the related employment agreement was signed and the related per share expense will be amortized on a straight-line basis over the period from the accounting grant date to the end of 2010. As of December 28, 2008, there are 6,730,146 shares of voting common stock that are authorized for grant under the 2004 Equity Incentive Plan but remain ungranted of which 100,000 shares are planned for the aforementioned restricted stock grants.

Options granted under the Equity Incentive Plans are generally granted at the market price at the date of the grant, expire ten years from the date of grant and vest within five years from the date of grant. Additionally, options become fully exercisable upon vesting.

In connection with the 2007 Recapitalization, the Company recorded non-cash compensation expense of $1.3 million. The Company recorded total non-cash compensation expense, including the aforementioned amount, of $5.2 million, $8.4 million and $9.1 million in 2006, 2007 and 2008, respectively, which reduced net income by $3.2 million, $5.2 million and $5.6 million in 2006, 2007 and 2008, respectively. All non-cash compensation expense amounts are recorded in general and administrative expense.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Activity related to the Equity Incentive Plans is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
Options at January 1, 2006	6,126,173	$13.90	1,916,836	$6.67
Options granted	1,671,000	$23.01
Options cancelled	(308,723)	$14.19
Options exercised	(699,902)	$7.00

Options at December 31, 2006	6,788,548	$16.84	2,256,353	$10.97
Options granted	2,061,000	$19.06
Options cancelled	(512,367)	$13.24
Options exercised	(542,663)	$8.61

Options at December 30, 2007	7,794,518	$13.16	3,162,860	$13.62
Options granted	2,693,500	$11.76
Options cancelled	(469,867)	$12.73
Options exercised	(136,099)	$7.63

Options at December 28, 2008	9,882,052	$12.87	4,179,221	$13.19

The total intrinsic value for options outstanding was approximately $75.8 million, $21.2 million and $1.3 million as of December 31, 2006, December 30, 2007 and December 28, 2008, respectively. The total intrinsic value for options exercisable was approximately $38.4 million, $9.3 million and $1.0 million as of December 31, 2006, December 30, 2007 and December 28, 2008, respectively. The total intrinsic value of options exercised was approximately $13.3 million, $7.6 million and $0.7 million in 2006, 2007 and 2008, respectively.

As of December 28, 2008, there was $27.1 million of total unrecognized compensation cost related to unvested options granted under the Equity Incentive Plans which will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.5 years. As of December 28, 2008, there was approximately $1.4 million of total unrecognized compensation cost related to restricted stock which will be recognized on a straight-line basis over 2009 and 2010.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Options outstanding and exercisable at December 28, 2008 are as follows:

Price Range	Options Outstanding
	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life
			(Years)
$ 0.00 – $ 8.00	1,082,398	$3.83	4.3
$ 8.01 – $16.00	5,937,254	$11.08	7.3
$16.01 – $24.00	2,312,600	$18.80	8.2
$24.01 – $27.00	549,800	$25.18	6.1

Price Range	Options Exercisable
	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life
			(Years)
$ 0.00 – $ 8.00	726,767	$3.60	3.5
$ 8.01 – $16.00	2,072,054	$10.72	5.0
$16.01 – $24.00	830,600	$19.81	7.6
$24.01 – $27.00	549,800	$25.18	6.1

Management estimated the fair value of each option grant made during 2006, 2007 and 2008 as of the date of the grant using the following weighted average assumptions and the Black-Scholes option pricing method as follows:

	2006	2007	2008
Risk-free interest rate	4.9%	4.9%	3.9%
Expected life (years)	6.0	6.0	6.0
Expected volatility	25.0%	25.0%	30.3%
Expected dividend yield	1.8%	0.0%	0.0%
Weighted average fair value per share	$6.62	$6.87	$4.35

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

As part of the 2007 Recapitalization, the Board of Directors approved an open market share repurchase program for up to $200.0 million of the Company’s common stock, which has been and will continue to be funded by future free cash flow and borrowings available under the Variable Funding Notes. During 2007 and 2008, the Company repurchased 3,614,310 and 3,369,522 shares of common stock for approximately $54.4 million and $42.9 million, respectively. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital. In instances where there is no additional paid-in capital, the difference is recognized in retained deficit.

As of December 28, 2008, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at December 30, 2007 and December 28, 2008 are as follows:

	2007	2008
Voting	59,643,260	56,962,328
Non-Voting	21,827	21,827

Total Common Stock	59,665,087	56,984,155

(10)	SEGMENT INFORMATION

The Company has three reportable segments as determined by management using the “management approach” as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: (i) Domestic Stores, (ii) Domestic Supply Chain, and (iii) International. The Company’s operations are organized by management on the combined bases of line of business and geography. The Domestic Stores segment includes operations with respect to all franchised and Company-owned stores throughout the contiguous United States. The Domestic Supply Chain segment primarily includes the distribution of food, equipment and supplies to the Domestic Stores segment from the Company’s regional supply chain centers. The International segment primarily includes operations related to the Company’s franchising business in foreign and non-contiguous United States markets, its supply chain center operations in Canada, Alaska and Hawaii and, for periods prior to the France and Netherlands Sale (Note 11), its Company-owned store and supply chain center operations in France and the Netherlands.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The tables below summarize the financial information concerning the Company’s reportable segments for 2006, 2007 and 2008. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Supply Chain segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements and, in 2007, a corporate aircraft. Tabular amounts presented below are in thousands.

	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues-
2006	$551,147	$868,052	$123,390	$(105,270)	$-	$1,437,319
2007	552,635	889,513	126,905	(106,183)	-	1,462,870
2008	511,561	870,675	142,447	(99,569)	-	1,425,114

Segment Income-
2006	$156,202	$66,751	$50,338	N/A	$(24,288)	$249,003
2007	146,489	58,271	57,752	N/A	(23,186)	239,326
2008	123,299	54,803	64,375	N/A	(22,318)	220,159

Income from Operations-
2006	$143,186	$57,290	$52,356	N/A	$(38,635)	$214,197
2007	128,609	49,682	57,216	N/A	(41,597)	193,910
2008	126,907	47,058	63,934	N/A	(42,869)	195,030

Capital Expenditures-
2006	$7,799	$6,854	$311	N/A	$5,240	$20,204
2007	9,461	4,025	66	N/A	28,863	42,415
2008	7,644	4,844	109	N/A	6,814	19,411

The following table reconciles Total Segment Income to consolidated income before provision for income taxes:

	2006	2007	2008
Total Segment Income	$249,003	$239,326	$220,159
Depreciation and amortization	(32,266)	(31,176)	(28,377)
Gains on sale/disposal of assets	2,678	766	13,752
Non-cash compensation expense	(5,218)	(8,405)	(9,059)
Separation and related expenses	-	-	(1,445)
Recapitalization-related expenses	-	(1,601)	-
Reserve for California legal matters	-	(5,000)	-

Income from operations	214,197	193,910	195,030
Interest income	1,239	5,317	2,746
Interest expense	(55,011)	(130,374)	(114,906)
Other	-	(13,294)	-

Income before provision for income taxes	$160,425	$55,559	$82,870

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the Company’s identifiable asset information as of December 30, 2007 and December 28, 2008:

	2007	2008
Domestic Stores	$76,589	$66,268
Domestic Supply Chain	107,281	109,217

Total domestic assets	183,870	175,485
International	19,047	15,322
Unallocated	270,247	272,987

Total consolidated assets	$473,164	$463,794

Unallocated assets primarily include cash and cash equivalents, restricted cash, advertising fund assets, investments in marketable securities, deferred financing costs, certain long-lived assets and deferred income taxes.

The following table summarizes the Company’s goodwill balance as of December 30, 2007 and December 28, 2008:

	2007	2008
Domestic Stores	$19,705	$16,608
Domestic Supply Chain	1,067	1,067

Consolidated goodwill	$20,772	$17,675

(11)	SALE OF COMPANY-OWNED OPERATIONS

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

During the first quarter of 2008, the Company announced it had agreements in place to sell certain Company-owned stores in California and Georgia in a series of transactions primarily with current franchisees. The Company completed the sale of all 63 of these stores during 2008. Separately, during the fourth quarter of 2008, the Company sold all 17 of its Company-owned stores in Washington. Additionally, the Company sold one store each in Tennessee and Minnesota during 2008. In connection with the sale of these 82 stores, the Company recognized a pre-tax gain on the sale of the related assets of approximately $14.2 million. The gains were included in general and administrative expenses.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(12)	PERIODIC FINANCIAL DATA (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen weeks or seventeen weeks. The fourth quarter of 2007 and 2008 are both comprised of sixteen weeks.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 25, 2007	June 17, 2007	September 9, 2007	December 30, 2007	December 30, 2007
Total revenues	$339,321	$340,289	$337,318	$445,942	$1,462,870

Operating margin	91,070	91,867	83,928	111,989	378,854

Income before provision for income taxes	13,545	2,243	18,247	21,524	55,559

Net income	8,398	2,317	10,991	16,176	37,882

Earnings per common share – basic	$0.13	$0.04	$0.18	$0.27	$0.61

Earnings per common share – diluted	$0.13	$0.04	$0.17	$0.26	$0.59

Common stock dividends declared per share	$-	$13.50	$-	$-	$13.50

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 23, 2008	June 15, 2008	September 7, 2008	December 28, 2008	December 28, 2008
Total revenues	$339,012	$334,347	$323,588	$428,167	$1,425,114

Operating margin	88,035	87,759	78,720	108,747	363,261

Income before provision for income taxes	23,532	28,624	14,559	16,155	82,870

Net income	14,119	18,730	10,096	11,026	53,971

Earnings per common share – basic	$0.24	$0.32	$0.18	$0.19	$0.93

Earnings per common share – diluted	$0.23	$0.32	$0.17	$0.19	$0.93

Common stock dividends declared per share	$-	$-	$-	$-	$-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required in the reports it files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s Annual Report on Internal Control over Financial Reporting.

The management of Domino’s Pizza, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 28, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 28, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 28, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrants.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	56	Chairman of the Board of Directors and Chief Executive Officer
Wendy A. Beck	44	Chief Financial Officer, Executive Vice President of Finance
J. Patrick Doyle	45	President, Domino’s U.S.A.
Scott R. Hinshaw	46	Executive Vice President, Franchise Operations and Development
Michael T. Lawton	50	Executive Vice President of International
Lynn M. Liddle	52	Executive Vice President of Communications and Investor Relations
Christopher K. McGlothlin	44	Executive Vice President and Chief Information Officer
L. David Mounts	45	Executive Vice President, Supply Chain Services
Kenneth B. Rollin	42	Executive Vice President, General Counsel
Asi M. Sheikh	44	Executive Vice President, Team U.S.A.
James G. Stansik	53	Executive Vice President of Franchise Relations
Russell J. Weiner	40	Chief Marketing Officer, Executive Vice President of Build the Brand
Patricia A. Wilmot	60	Executive Vice President of PeopleFirst
Andrew B. Balson	42	Director
Diana F. Cantor	51	Director
Vernon “Bud” O. Hamilton	66	Director
Dennis F. Hightower	67	Director
Mark E. Nunnelly	50	Director
Robert M. Rosenberg	71	Director

David A. Brandon has served as our Chairman of the Board of Directors and Chief Executive Officer since March 1999. Mr. Brandon has also served as Chairman, Chief Executive Officer and as a Manager of Domino’s Pizza LLC since March 1999. Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the board of directors of Valassis, Inc. from 1997 to 1998. Mr. Brandon serves on the Boards of Directors of The TJX Companies, Inc., Burger King Corporation and Kaydon Corporation.

Wendy A. Beck has served as our Chief Financial Officer and Executive Vice President of Finance since April 2008. Ms. Beck served as Chief Financial Officer, and prior to that, Chief Accounting Officer of Whataburger Restaurants from 2001 to 2008. From 1993 to 2001, Ms. Beck held various finance positions at Checkers Drive-In Restaurants where she last served as Chief Financial Officer. Ms. Beck serves on the Board of Directors of the Women’s FoodService Forum.

J. Patrick Doyle has served as President, Domino’s U.S.A. since September 2007. Mr. Doyle served as our Executive Vice President, Team U.S.A. from 2004 to 2007, Executive Vice President of International from May 1999 to October 2004 and as interim Executive Vice President of Build the Brand from December 2000 to July 2001. Mr. Doyle served as Senior Vice President of Marketing from the time he joined Domino’s in 1997 until May 1999. Mr. Doyle serves on the Board of Directors of G&K Services, Inc.

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

Kenneth B. Rollin has served as Executive Vice President, General Counsel since January 2008. From June 2000 through 2007, Mr. Rollin was employed by AutoNation, Inc. where he last served as Vice President and Deputy General Counsel. From 1996 to June 2000, Mr. Rollin was employed by Walgreen Co. where he last served as a Senior Attorney in charge of litigation. Prior to 1996, Mr. Rollin was in private practice.

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

Russell J. Weiner has served as our Executive Vice President of Build the Brand and Chief Marketing Officer, since September 2008. Mr. Weiner held various marketing positions at Pepsi from 1998 to 2008, most recently serving as Vice President of Marketing, Colas for Pepsi-Cola North America.

Patricia A. Wilmot has served as our Executive Vice President of PeopleFirst since July 2000. Ms. Wilmot was a human resources consultant from May 1999 to June 2000. Ms. Wilmot served as Vice President, Human Resources for Brach & Brock Confections from January 1998 to May 1999.

Andrew B. Balson has served on our Board of Directors since March 1999. Mr. Balson also serves on the Nominating and Corporate Governance Committee of the Board of Directors. Mr. Balson has been a Managing Director of Bain Capital, a global investment company, since January 2001. Mr. Balson became a Principal of Bain Capital in June 1998. Mr. Balson serves on the Boards of Directors of Burger King Corporation, OSIRestaurant Partners, Inc. and Dunkin’ Brands, Inc. as well as a number of other private companies.

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

Dennis F. Hightower has served on our Board of Directors since February 2003, serves as the Chairman of the Audit Committee of our Board of Directors, and serves on the Compensation Committee of our Board of Directors. Mr. Hightower served as Chief Executive Officer of Europe Online Networks, S.A., a broadband interactive entertainment provider, from May 2000 to March 2001. He was Professor of Management at Harvard Business School from July 1997 to May 2000, and a senior lecturer from July 1996 to June 1997. He was previously employed by The Walt Disney Company, serving as President of Walt Disney Television & Telecommunications, President of Disney Consumer Products (Europe, Middle East and Africa) and related service in executive positions in Europe. He serves on the Board of Directors of Accenture, Ltd.

Mark E. Nunnelly has served on our Board of Directors since December 1998. Mr. Nunnelly also serves on the Compensation Committee of the Board of Directors. Mr. Nunnelly is a Managing Director of Bain Capital, a global investment company. Mr. Nunnelly serves on the Boards of Directors of Dunkin’ Brands, Inc., Warner Music and OSIRestaurant Partners, Inc., as well as a number of private companies and not-for-profit corporations.

Robert M. Rosenberg has served on our Board of Directors since April 1999 and serves as the Chairman of the Compensation Committee and also serves on the Audit Committee of the Board of Directors. Mr. Rosenberg served as President and Chief Executive Officer of Allied Domecq Retailing, USA from 1993 to August 1999 when he retired. Allied Domecq Retailing, USA was comprised of Dunkin’ Donuts, Baskin-Robbins and Togo’s Eateries. Mr. Rosenberg also serves on the Board of Directors of Sonic Corp.

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 28, 2008.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 28, 2008. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholders matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 28, 2008.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 28, 2008.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 28, 2008.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 30, 2007 and December 28, 2008

Consolidated Statements of Income for the Years Ended December 31, 2006, December 30, 2007 and December 28, 2008

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, December 30, 2007 and December 28, 2008

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2006, December 30, 2007 and December 28, 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, December 30, 2007 and December 28, 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: The following financial statement schedules are attached to this report.

Schedule I – Condensed Financial Information of the Registrant

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

3.	Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit Number	Description

3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed with the Securities and Exchange Commission on April 13, 2004 (Reg. No. 333-114442), (the “S-1”)).

3.2	Form of Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the S-1).

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the 1999 S-4).

10.2	Amendment, dated February 7, 2000, to Lease Agreement dated December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.32 of the Domino’s, Inc. annual report on Form 10-K for the year ended December 31, 2000 (Reg. No. 333-74797)).

10.3	First Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 8, 2002, by and between Domino’s Farms Office Park L.L.C. and Domino’s Pizza, LLC (Incorporated by reference to Exhibit 10.5 to the Domino’s, Inc. annual report on Form 10-K for the year ended December 29, 2002 (Reg. No. 333-74797), (the “2002 10-K”)).

10.4	Second Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 5, 2004 (Incorporated by reference to Exhibit 10.34 to the S-1).

10.5	Form of Amended and Restated Stockholders Agreement by and among Domino’s Pizza, Inc., Domino’s, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P., RGIP, LLC, DP Investors I, LLC, DP Investors II, LLC, J.P. Morgan Capital Corporation, Sixty Wall Street Fund, L.P., DP Transitory Corporation, Thomas S. Monaghan, individually and in his capacity as trustee, and Marjorie Monaghan, individually and in her capacity as trustee, Harry J. Silverman, Michael D. Soignet and David A. Brandon (Incorporated by reference to Exhibit 10.27 to the S-1).

10.6	Form of Amended and Restated Franchisee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and certain franchisee stockholders of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.28 to the S-1).

10.7	Form of Amended and Restated Employee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and the employee stockholders identified therein (Incorporated by reference to Exhibit 10.29 to the S-1).

10.8*	Domino’s Pizza, Inc. Amended and Restated Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended January 1, 2006, (the “2005 10-K”)).

10.9*	First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended December 31, 2006, (the “2006 10-K”)).

10.10*	TISM, Inc. Fourth Amended and Restated Stock Option Plan (“TISM Option Plan”) (Incorporated by reference to Exhibit 10.6 to the Domino’s Inc. June 26, 2003 8-K).

10.11*	Form of Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.30 to the S-1).

10.12*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrants’ quarterly report on Form 10-Q for the fiscal quarter ended June 18, 2006 (the “June 2006 10-Q”)).

10.13*	Domino’s Pizza Senior Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.2 to the June 2006 10-Q).

10.14*	Form of Domino’s Pizza, Inc. 2004 Employee Stock Payroll Deduction Plan (Incorporated by reference to Exhibit 10.31 to the S-1).

10.15*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.16*	Amended and Restated Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.19 to the 2006 10-K).

10.17*	First Amendment to the Amended and Restated Employment agreement between Domino’s Pizza LLC and J. Patrick Doyle effective February 25, 2008 (Incorporated by reference to Exhibit 10.18 to the registrants’ annual report on Form 10-K for the year ended December 30, 2007, (the “2007 10-K”)).

10.18*	Amendment to the Amended and Restated Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.3 to the December 23, 2008 8-K).

10.19*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and James G. Stansik (Incorporated by reference to Exhibit 10.20 to the 2006 10-K).

10.20*	First Amendment to the Amended and Restated Employment agreement between Domino’s Pizza LLC and James G. Stansik effective February 25, 2008 (Incorporated by reference to Exhibit 10.20 to the 2007 10-K).

10.21*	Amendment to the Amended and Restated Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and James G. Stansik (Incorporated by reference to Exhibit 10.2 to the December 23, 2008 8-K).

10.22*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and L. David Mounts (Incorporated by reference to Exhibit 10.21 to the 2006 10-K).

10.23*	First Amendment to the Amended and Restated Employment agreement between Domino’s Pizza LLC and L. David Mounts effective February 25, 2008 (Incorporated by reference to Exhibit 10.22 to the 2007 10-K).

10.24*	Amendment to the Amended and Restated Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and L. David Mounts (Incorporated by reference to Exhibit 10.6 to the December 23, 2008 8-K).

10.25*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Ken C. Calwell (Incorporated by reference to Exhibit 10.22 to the 2006 10-K).

10.26*	Amended and Restated Employment Agreement dated as of December 3, 2007 between David A. Brandon and Domino’s Pizza, Inc., Domino’s, Inc. and Domino’s Pizza LLC (Incorporated by reference to Exhibit 10.01 to the December 3, 2007 8-K).

10.27*	Amended and Restated Time Sharing Agreement dated as of February 25, 2008 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.25 to the 2007 10-K).

10.28*	First Amendment to the Amended and Restated Employment agreement between David A. Brandon and Domino’s Pizza, Inc., Domino’s, Inc. and Domino’s Pizza LLC (Incorporated by reference to Exhibit 10.1 to the December 23, 2008 8-K).

10.29*	Form of Amended and Restated Stock Option Agreement of David A. Brandon under the TISM Option Plan (Incorporated by reference to Exhibit 10.23 to the 2004 10-K).

10.30	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).

10.31	TISM, Inc. Class A-3 Stock Option Agreement with Dennis F. Hightower, dated as of February 25, 2003 (Incorporated by reference to Exhibit 10.1 to the Domino’s, Inc. quarterly report on Form 10-Q for the fiscal quarter ended March 23, 2003).

10.32	Base Indenture dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer , and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. quarterly report on Form 10-Q for the fiscal quarter ended March 25, 2007 (the “March 2007 10-Q”)).

10.33	Supplemental Indenture dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer of the 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2, the 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 and the Series 2007-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2007-1 Securities Intermediary (Incorporated by reference to Exhibit 10.2 to the March 2007 10-Q).

10.34	Class A-1 Note Purchase Agreement dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer, Domino’s Pizza LLC, as Master Servicer, certain conduit investors, financial institutions and funding agents, JPMorgan Chase Bank, National Association, as provider of letters of credit, and Lehman Commercial Paper Inc., as swingline lender and as Administrative Agent (Incorporated by reference to Exhibit 10.3 to March 2007 10-Q).

10.35	Guarantee and Collateral Agreement dated April 16, 2007 among Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc. and Domino’s Pizza Canadian Distribution ULC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the March 2007 10-Q).

10.36	Master Servicing Agreement dated as of April 16, 2007 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Master Servicer, Domino’s Pizza N.S. Co., as a Servicer, and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.5 to the March 2007 10-Q).

10.37	Insurance and Indemnity Agreement dated as of April 16, 2007 among MBIA Insurance Corporation and Ambac Assurance Corporation, as Insurers, Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer, Domino’s Pizza, Inc., Domino’s SPV Guarantor LLC and Domino’s Pizza International LLC, Domino’s Pizza LLC, as Master Servicer and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.6 to the March 2007 10-Q).

10.38	Board of Directors Compensation.

10.39*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. quarterly report on Form 10-Q for the fiscal quarter ended June 15, 2008).

10.40*	Employment Agreement dated as of April 28, 2008 between Domino’s Pizza LLC and Wendy A. Beck (Incorporated by reference to Exhibit 1.01 to the registrants’ Current Report on Form 8-K filed on April 30, 2008).

10.41*	Amendment to the Employment agreement dated as of April 28, 2008 between Domino’s Pizza LLC and Wendy A. Beck (Incorporated by reference to Exhibit 10.5 to the December 23, 2008 8-K).

10.42*	Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 1.01 to the registrants’ Current Report on Form 8-K filed on September 4, 2008).

10.43*	Amendment to the Employment agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.4 to the December 23, 2008 8-K).

10.44*	Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton.

10.45*	Amendment to the Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton.

10.46	Agreement dated January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrants’ Current Report on Form 8-K filed on January 9, 2009).

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

*	-A	management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company expects to furnish to security holders an annual report and proxy materials subsequent to the filing of this annual report on Form 10-K.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION of the REGISTRANT

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	December 30, 2007	December 28, 2008
ASSETS:
Cash and cash equivalents	$-	$3,700

Total assets	$-	$3,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Equity in net deficit of subsidiaries	$1,450,139	$1,424,623
Due to subsidiary	-	3,700

Total liabilities	1,450,139	1,428,323

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 59,665,087 in 2007 and 56,984,155 in 2008 issued and outstanding	597	570
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	-	-
Additional paid-in capital	-	1,853
Retained deficit	(1,444,938)	(1,421,705)
Accumulated other comprehensive loss	(5,798)	(5,341)

Total stockholders’ deficit	(1,450,139)	(1,424,623)

Total liabilities and stockholders’ deficit	$-	$3,700

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 31, 2006	December 30, 2007	December 28, 2008
REVENUES	$-	$-	$-

Total revenues	-	-	-

OPERATING EXPENSES	-	-	-

Total operating expenses	-	-	-

INCOME FROM OPERATIONS	-	-	-
Equity earnings in subsidiaries	106,227	37,882	53,971

INCOME BEFORE PROVISION FOR INCOME TAXES	106,227	37,882	53,971

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME	$106,227	$37,882	$53,971

EARNINGS PER SHARE:

Common Stock – basic	$1.68	$0.61	$0.93
Common Stock – diluted	$1.65	$0.59	$0.93

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31, 2006	December 30, 2007	December 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES	$106,227	$37,882	$57,671

Net cash provided by operating activities	106,227	37,882	57,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends from subsidiaries	59,071	852,619	-
Investments in subsidiaries	-	-	(15,759)

Net cash provided by (used in) investing activities	59,071	852,619	(15,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(29,841)	(846,346)	-
Purchase of common stock	(145,000)	(54,548)	(42,976)
Other	9,543	10,393	4,764

Net cash used in financing activities	(165,298)	(890,501)	(38,212)

CHANGE IN CASH AND CASH EQUIVALENTS	-	-	3,700

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$-	$-	$3,700

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)	INTRODUCTION AND BASIS OF PRESENTATION

Domino’s Pizza, Inc., on a stand alone basis, (the Parent Company) has accounted for majority-owned subsidiaries using the equity basis of accounting. The accompanying condensed financial statements of the Parent Company should be read in conjunction with the consolidated financial statements of Domino’s Pizza, Inc. and its subsidiaries (the Company) and the notes thereto included in Item 8 of this Form 10-K. These financial statements have been provided to comply with Rule 4-08(e) of Regulation S-X.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Use of Estimates

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(2)	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During 2007, the Parent Company received dividends from its subsidiaries primarily consisting of amounts received to pay a $13.50 per share special cash dividend in connection with the Company’s 2007 recapitalization transaction. See Note 2 to the Company’s consolidated financial statements as filed in this Form 10-K for a description of the 2007 recapitalization transaction.

Non-cash activities of $5.2 million, $32.6 million and $9.8 million were recorded in 2006, 2007 and 2008, respectively. These amounts primarily relate to stock-based compensation plans and amounts recorded in other comprehensive income related to the Company’s subsidiaries. Non-cash activities in 2007 also include payment by a subsidiary of approximately $50.6 million pursuant to the anti-dilution provisions in the Company’s equity incentive plans which was recorded as an increase in total stockholders’ deficit (see Note 8 to the Company’s consolidated financial statements as filed in this Form 10-K for further information).

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

Domino’s Pizza, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Additions/ Deductions from Reserves *	Translation Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
2008	$3,698	$7,339	$(81)	$(7)	$10,949
2007	1,692	2,128	(127)	5	3,698
2006	3,584	52	(2,038)	94	1,692

Allowance for doubtful notes receivable:
2008	$1,416	$375	$-	$-	$1,791
2007	1,178	230	8	-	1,416
2006	2,042	(780)	(90)	6	1,178

* Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Wendy A. Beck
Wendy A. Beck
Chief Financial Officer

February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ David A. Brandon
David A. Brandon	Chairman, Chief Executive Officer and Director
February 24, 2009	(Principal Executive Officer)

/s/ Wendy A. Beck
Wendy A. Beck	Chief Financial Officer
February 24, 2009	(Principal Financial and Accounting Officer)

/s/ Andrew B. Balson
Andrew B. Balson	Director
February 24, 2009

/s/ Diana F. Cantor
Diana F. Cantor	Director
February 24, 2009

/s/ Vernon O. Hamilton
Vernon O. Hamilton	Director
February 24, 2009

/s/ Dennis F. Hightower
Dennis F. Hightower	Director
February 24, 2009

/s/ Mark E. Nunnelly
Mark E. Nunnelly	Director
February 24, 2009

/s/ Robert M. Rosenberg
Robert M. Rosenberg	Director
February 24, 2009