Form 10-Q
period 2009-03-22
DOMINOS PIZZA INC
filed 2009-04-30
CIK 1286681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 22, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 23, 2009, Domino’s Pizza, Inc. had 57,365,416 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 22, 2009	December 28, 2008 (Note)
Assets
Current assets:
Cash and cash equivalents	$67,851	$45,372
Restricted cash and cash equivalents	65,860	78,871
Accounts receivable	66,461	69,390
Inventories	28,937	24,342
Notes receivable	615	630
Prepaid expenses and other	5,742	6,236
Advertising fund assets, restricted	32,468	20,377
Deferred income taxes	9,219	9,033

Total current assets	277,153	254,251

Property, plant and equipment:
Land and buildings	22,063	22,063
Leasehold and other improvements	83,483	83,362
Equipment	168,853	167,470
Construction in progress	2,115	1,881

	276,514	274,776
Accumulated depreciation and amortization	(170,913)	(166,346)

Property, plant and equipment, net	105,601	108,430

Other assets:
Deferred financing costs	22,192	24,457
Goodwill	17,675	17,675
Capitalized software, net	3,481	3,672
Other assets	12,187	12,260
Deferred income taxes	35,140	43,049

Total other assets	90,675	101,113

Total assets	$473,429	$463,794

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$25,347	$340
Accounts payable	46,580	56,906
Accrued income taxes	972	1,167
Insurance reserves	10,044	10,056
Advertising fund liabilities	32,468	20,377
Other accrued liabilities	62,183	60,708

Total current liabilities	177,594	149,554

Long-term liabilities:
Long-term debt, less current portion	1,657,450	1,704,444
Insurance reserves	20,290	20,369
Other accrued liabilities	14,799	14,050

Total long-term liabilities	1,692,539	1,738,863

Stockholders’ deficit:
Common stock	573	570
Additional paid-in capital	5,742	1,853
Retained deficit	(1,397,935)	(1,421,705)
Accumulated other comprehensive loss	(5,084)	(5,341)

Total stockholders’ deficit	(1,396,704)	(1,424,623)

Total liabilities and stockholders’ deficit	$473,429	$463,794

Note: The balance sheet at December 28, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
(In thousands, except per share data)	March 22, 2009	March 23, 2008
Revenues:
Domestic Company-owned stores	$80,996	$93,047
Domestic franchise	36,883	36,386
Domestic supply chain	173,502	176,189
International	30,447	33,390

Total revenues	321,828	339,012

Cost of sales:
Domestic Company-owned stores	64,712	75,511
Domestic supply chain	154,982	160,626
International	13,317	14,840

Total cost of sales	233,011	250,977

Operating margin	88,817	88,035

General and administrative	43,899	38,685

Income from operations	44,918	49,350

Interest income	467	890
Interest expense	(26,968)	(26,708)
Other	21,174	—

Income before provision for income taxes	39,591	23,532

Provision for income taxes	15,821	9,413

Net income	$23,770	$14,119

Earnings per share:
Common stock – basic	$0.42	$0.24
Common stock – diluted	0.41	0.23

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 22, 2009	March 23, 2008
Cash flows from operating activities:
Net income	$23,770	$14,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,787	7,071
Gains on debt extinguishment	(21,174)	—
(Gains) losses on sale/disposal of assets	81	(4,169)
Amortization of deferred financing costs, debt discount and other	2,784	2,255
Provision for deferred income taxes	7,568	1,777
Non-cash compensation expense	2,645	2,065
Other	390	199
Changes in operating assets and liabilities	(9,580)	(3,045)

Net cash provided by operating activities	12,271	20,272

Cash flows from investing activities:
Capital expenditures	(3,278)	(3,479)
Proceeds from sale of assets	271	8,220
Changes in restricted cash	13,011	(1,803)
Other	(199)	520

Net cash provided by investing activities	9,805	3,458

Cash flows from financing activities:
Proceeds from issuance of common stock	1,047	1,205
Purchase of common stock	—	(18,427)
Proceeds from issuance of long-term debt	24,348	3,000
Repayments of long-term debt and capital lease obligation	(25,164)	(18,075)
Proceeds from exercise of stock options	76	413
Tax benefit from stock options	169	97

Net cash provided by (used in) financing activities	476	(31,787)

Effect of exchange rate changes on cash and cash equivalents	(73)	38

Change in cash and cash equivalents	22,479	(8,019)

Cash and cash equivalents, at beginning of period	45,372	11,344

Cash and cash equivalents, at end of period	$67,851	$3,325

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

March 22, 2009

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended December 28, 2008 included in our annual report on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 22, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2010.

2.	Comprehensive Income

	Fiscal Quarter Ended
	March 22, 2009	March 23, 2008
Net income	$23,770	$14,119
Reclassification adjustment for losses included in net income, net of tax	320	303
Currency translation adjustment, net of tax	(63)	(188)

Comprehensive income	$24,027	$14,234

3.	Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended March 22, 2009 and March 23, 2008
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2009	$117,879	$193,885	$30,447	$(20,383)	$—	$321,828
2008	129,433	200,651	33,390	(24,462)	—	339,012
Income from operations –
2009	$30,384	$12,828	$13,178	N/A	$(11,472)	$44,918
2008	34,643	10,246	15,331	N/A	(10,870)	49,350
Segment Income –
2009	$32,820	$14,553	$13,267	N/A	$(7,209)	$53,431
2008	32,874	12,072	15,448	N/A	(4,632)	55,762

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 22, 2009	March 23, 2008
Total Segment Income	$53,431	$55,762
Depreciation and amortization	(5,787)	(7,071)
Gains (losses) on sale/disposal of assets	(81)	4,169
Non-cash compensation expense	(2,645)	(2,065)
Separation and related expenses	—	(1,445)

Income from operations	44,918	49,350

Interest income	467	890
Interest expense	(26,968)	(26,708)
Other	21,174	—

Income before provision for income taxes	$39,591	$23,532

4.	Earnings Per Share

	Fiscal Quarter Ended
	March 22, 2009	March 23, 2008
Net income available to common stockholders – basic and diluted	$23,770	$14,119

Basic weighted average number of shares	57,027,733	59,403,681

Earnings per share – basic	$0.42	$0.24

Diluted weighted average number of shares	57,351,475	60,085,730

Earnings per share – diluted	$0.41	$0.23

The denominator in calculating diluted earnings per share for common stock for the first quarter of 2009 and the first quarter of 2008 does not include 9,221,654 and 6,180,000 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and should be included in the computation of both basic and diluted earnings per share using the two-class method. FSP EITF 03-6-1 is effective for the Company in the current fiscal year beginning December 29, 2008. The Company evaluated the impact of FSP EITF 03-6-1 and determined that the impact was not material and determined the basic and diluted earnings per share amounts as reported are equivalent to the basic and diluted earnings per share amounts calculated under FSP EITF 03-6-1.

5.	Debt Repurchases

During the first quarter of 2009, the Company repurchased and retired approximately $43.3 million of principal of its outstanding 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 (Class A-2 Notes) for a total purchase price of approximately $22.3 million, resulting in a pre-tax gain of approximately $21.2 million. This pre-tax gain was recorded in Other in the Company’s consolidated income statement. In connection with the aforementioned transaction, the Company wrote-off approximately $0.6 million of pre-tax deferred financing fees during the first quarter of 2009, which was recorded in interest expense in the Company’s consolidated income statement.

Subsequent to the first quarter of 2009, the Company repurchased and retired $25.0 million of additional principal of its outstanding Class A-2 Notes for a total purchase price of approximately $12.3 million, resulting in a pre-tax gain of approximately $12.9 million. The pre-tax gain will be recorded in the second quarter of 2009 as Other in the Company’s consolidated income statement. The Company has classified the $25.0 million of outstanding Class A-2 Notes as a current liability in the consolidated balance sheet as of March 22, 2009.

6.	Fair Value Measurements

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company elected this one-year deferral and began applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis in the current fiscal year beginning December 29, 2008. The Company had no nonrecurring measurements recognized at fair value during the fiscal quarter ended March 22, 2009. We generally apply fair value techniques on a nonrecurring basis associated with (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.

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

The fair values of the Company’s restricted cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following table summarizes the carrying amounts and fair values of certain assets at March 22, 2009:

	At March 22, 2009
	Carrying Amount	Fair Value Estimated Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Restricted cash equivalents	$64,185	$64,185	$—	$—
Cash equivalents	65,027	65,027	—	—
Investments in marketable securities	1,041	1,041	—	—

At March 22, 2009, management estimates that the nearly $1.6 billion of outstanding Class A-2 Notes had a fair value of approximately $769.0 million and the $100.0 million of outstanding fixed rate subordinated notes had a fair value of approximately $31.0 million. We believe that these decreases in fair value from their carrying amounts are primarily due to current economic conditions and the current state of the credit markets for similar debt instruments. The Company determined the estimated fair value amounts by using recent trade activity, available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

7.	Subsequent Events

In March 2009 the Board of Directors authorized, subject to shareholder approval, a stock option exchange program that will allow eligible employees the opportunity to exchange certain options granted under the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Plan) for a lesser number of replacement options with lower exercise prices. The Company’s shareholders approved the stock option exchange program at the 2009 Annual Meeting of Shareholders, which was held on April 28, 2009, and the Company plans to implement the program as soon as practicable. The material terms of the stock option exchange program are summarized in the Company’s definitive proxy statement previously filed with the Securities and Exchange Commission (SEC) on March 23, 2009, the definitive additional materials previously filed with the SEC on April 13, 2009 and the Schedule TO filed with the SEC on April 10, 2009, as amended. The Company will account for this modification beginning in the second quarter of 2009. Management has not determined the final impact, but currently estimates that the incremental compensation to be recognized over the remaining service period will be approximately $1.3 million (after tax).

Separately and as previously announced, during the first quarter the Board of Directors authorized management to amend existing stock option agreements currently issued under the 2004 Plan, and all future stock option agreements issued under the 2004 Plan. The amendment allows for accelerated vesting and extended exercise periods upon the retirement of option holders who have achieved specified service and age requirements. The amended terms of the relevant stock option agreements will be effective in the second quarter of 2009. The Company does not anticipate the incremental compensation expense resulting from this amendment to be material. Additionally, the Company will be required to accelerate existing planned compensation expense that it would have been required to expense in future periods for these stock options. Management has not determined the final impact, but currently estimates that this will result in the acceleration of compensation expense in the second quarter of 2009 of up to $3 million (after tax) for employees who accept the amendment and who meet, or will soon meet, the specified service and age requirements. This is not incremental expense, merely an acceleration of expense that would have been recognized in future periods.

8.	New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company does not currently hold derivative instruments and was not impacted by the adoption of SFAS 161.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has elected to early adopt the disclosure requirements of FSP 107-1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited; tabular amounts in millions, except percentages and store data)

The 2009 and 2008 first quarters referenced herein represent the twelve-week periods ended March 22, 2009 and March 23, 2008, respectively.

Overview

We are the number one pizza delivery company in the United States and have a leading international presence. We operate through a network of Company-owned stores, all of which are in the United States, and franchise stores located in all 50 states and in more than 60 countries. In addition, we operate regional dough manufacturing and supply chain centers in the United States and Canada.

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

	First Quarter of 2009		First Quarter of 2008
Global retail sales growth	(4.6)%		5.6%

Same store sales growth:
Domestic Company-owned stores	(0.1)%		(2.4)%
Domestic franchise stores	1.1%		(5.5)%

Domestic stores	1.0%		(5.2)%

International stores	6.6%		8.8%

Store counts (at end of period):
Domestic Company-owned stores	489		542
Domestic franchise stores	4,498		4,586

Domestic stores	4,987		5,128
International stores	3,742		3,513

Total stores	8,729		8,641

Income statement data:

Total revenues	$321.8	100.0%	$339.0	100.0%

Cost of sales	233.0	72.4%	251.0	74.0%
General and administrative	43.9	13.6%	38.7	11.4%

Income from operations	44.9	14.0%	49.4	14.6%
Interest expense, net	26.5	8.3%	25.8	7.6%
Other	21.2	6.6%	—	0.0%

Income before provision for income taxes	39.6	12.3%	23.5	6.9%
Provision for income taxes	15.8	4.9%	9.4	2.8%

Net income	$23.8	7.4%	$14.1	4.2%

During the first quarter of 2009, we continued our trend of positive international same store sales growth and achieved positive domestic same store sales for the first time in nearly two years. However, we experienced net negative domestic store growth as a result of continued economic challenges and our continued efforts on exiting underperforming franchisees from the system. We believe this will allow us to strengthen our overall system of stores; however this will continue to negatively impact our domestic store growth in 2009.

Global retail sales, comprised of retail sales results at both our franchise and Company-owned stores worldwide, declined 4.6% in the first quarter of 2009 driven primarily by the negative impact of foreign currency on our international sales. However, when excluding foreign currency conversion impacts, global retail sales grew during the first quarter of 2009, driven primarily by same store sales growth in our domestic franchise stores and international markets as well as an increase in our worldwide store counts during the trailing four quarters. Domestic same store sales growth reflected the success of several initiatives, including the launch of two new product platforms: Domino’s Oven Baked Sandwiches and Domino’s American Legends TM. International same store sales growth reflects continued strong performance in the key markets where we compete.

Revenues decreased $17.2 million, or 5.1%, in the first quarter of 2009, driven by lower Company-owned store revenues resulting from the store divestitures in 2008, lower international revenues driven primarily by the negative foreign currency impacts, and to a lesser extent, lower domestic supply chain revenues, driven primarily by lower cheese prices.

Income from operations decreased $4.5 million, or 9.0%, in the first quarter of 2009. This decrease was due primarily to the negative impact of foreign currency conversions in our international operations. Additionally, during the first quarter of 2008, the Company recorded a $4.2 million gain on the sale of assets related to the sale of 29 Company-owned stores to franchisees. This gain was offset by approximately $1.4 million of separation and other costs recorded related primarily to the Company’s executed restructuring action. These decreases were offset in part by higher margins in our Company-owned store and domestic supply chain businesses in 2009, as well as an increase in domestic franchise same store sales.

Net income increased $9.7 million, up 68.4% from the first quarter of 2008, due primarily to a $21.2 million pre-tax gain recorded on the extinguishment of debt during the first quarter of 2009. The impact of the gain was partially offset by the aforementioned decrease in income from operations.

Revenues

	First Quarter of 2009		First Quarter of 2008
Domestic Company-owned stores	$81.0	25.2%	$93.0	27.4%
Domestic franchise	36.9	11.5%	36.4	10.7%
Domestic supply chain	173.5	53.9%	176.2	52.1%
International	30.4	9.4%	33.4	9.8%

Total revenues	$321.8	100.0%	$339.0	100.0%

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

Domestic Stores Revenues

	First Quarter of 2009		First Quarter of 2008
Domestic Company-owned stores	$81.0	68.7%	$93.0	71.9%
Domestic franchise	36.9	31.3%	36.4	28.1%

Domestic stores	$117.9	100.0%	$129.4	100.0%

Domestic stores revenues decreased $11.5 million, or 8.9%, in the first quarter of 2009, due primarily to the reduction of Company-owned store revenues resulting from the 2008 store divestitures. These decreases were offset in part by higher domestic franchise same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $12.0 million, or 13.0%, in the first quarter of 2009, due primarily to the store divestitures in 2008 and lower same store sales. Domestic Company-owned same store sales decreased 0.1% in the first quarter of 2009, compared to a decrease of 2.4% in the first quarter of 2008. There were 489 Company-owned stores in operation at the end of the first quarter of 2009, versus 542 at the end of the first quarter of 2008.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $0.5 million, or 1.4%, in the first quarter of 2009, due primarily to higher same store sales, offset in part by a decrease in the average number of domestic franchise stores open during 2009. Domestic franchise same store sales increased 1.1% in the first quarter of 2009, compared to a decrease of 5.5% in the first quarter of 2008. There were 4,498 domestic franchise stores in operation at the end of the first quarter of 2009, versus 4,586 at the end of the first quarter of 2008.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations decreased $2.7 million, or 1.5%, in the first quarter of 2009, due primarily to a decrease in food prices, primarily cheese. The published cheese block price-per-pound averaged $1.23 in the first quarter of 2009, down from $1.93 in the comparable period in 2008. Had the 2009 average cheese prices been in effect during 2008, domestic supply chain revenues for the first quarter of 2008 would have been approximately $12.4 million lower than the reported 2008 amounts.

International Revenues

	First Quarter of 2009		First Quarter of 2008
International royalty and other	$15.8	52.0%	$17.2	51.6%
International supply chain	14.6	48.0%	16.2	48.4%

International	$30.4	100.0%	$33.4	100.0%

Revenues from international operations decreased $3.0 million, or 8.8%, in the first quarter of 2009, comprised of a $1.4 million decrease in royalty and other revenues and a $1.6 million decrease in supply chain revenues. The decrease in international royalty and other revenues was primarily due to a $3.9 million negative impact of foreign currency conversions as a result of the strengthening of the U.S. dollar compared to the currencies in the international markets in which we compete, offset in part by higher same store sales and an increase in the average number of international stores open during 2009. The decrease in international supply chain revenues was also primarily due to the negative impact of foreign currency conversions. On a constant dollar basis, same store sales increased 6.6% in the first quarter of 2009, compared to an increase of 8.8% in the first quarter of 2008. On a historical dollar basis, same store sales decreased 15.1% in the first quarter of 2009, compared to an increase of 16.0% in the first quarter of 2008. The variance in our same store sales on a constant dollar basis versus a historical dollar basis further highlights the strengthening of the U.S. dollar. There were 3,742 international stores in operation at the end of the first quarter of 2009, compared to 3,513 at the end of the first quarter of 2008.

Cost of Sales / Operating Margin

	First Quarter of 2009		First Quarter of 2008
Consolidated revenues	$321.8	100.0%	$339.0	100.0%
Consolidated cost of sales	233.0	72.4%	251.0	74.0%

Consolidated operating margin	$88.8	27.6%	$88.0	26.0%

Consolidated cost of sales primarily consists of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $0.8 million, or 0.9%, in the first quarter of 2009. This increase in the consolidated operating margin was due primarily to higher margins in our domestic supply chain and Company-owned store businesses and higher domestic franchise royalty revenues. Franchise revenues do not have a cost of sales component and, as a result, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin increased 1.6 percentage points in the first quarter of 2009. This increase was due primarily to a market decrease in overall food prices, primarily cheese, which benefited our domestic Company-owned store and domestic supply chain margins as a percentage of revenues.

The consolidated operating margin as a percentage of revenues benefited from lower cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2009 average cheese prices had been in effect during 2008, this impact on supply chain margins would have caused the consolidated operating margin for the first quarter of 2008 to be approximately 27.0% of total revenues versus the reported 26.0%.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	First Quarter of 2009		First Quarter of 2008
Revenues	$81.0	100.0%	$93.0	100.0%
Cost of sales	64.7	79.9%	75.5	81.2%

Store operating margin	$16.3	20.1%	$17.5	18.8%

The domestic Company-owned store operating margin decreased $1.2 million, or 7.1%, in the first quarter of 2009 due primarily to the impact of the 2008 store divestitures and to a lesser extent, lower same store sales. These decreases were offset in part by lower overall food costs, primarily cheese, lower labor and related costs and lower delivery costs. As a percentage of store revenues, the store operating margin increased 1.3 percentage points in the first quarter of 2009 as discussed in more detail below.

As a percentage of store revenues, food costs decreased 1.1 percentage points to 25.1% in the first quarter of 2009, due primarily to lower cheese prices. The cheese block price per pound averaged $1.23 in the first quarter of 2009 compared to $1.93 in the first quarter of 2008.

As a percentage of store revenues, labor and related costs decreased 0.4 percentage points to 32.0% in the first quarter of 2009, due to labor efficiencies.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, increased 0.2 percentage points to 11.7% in the first quarter of 2009.

As a percentage of store revenues, insurance costs increased 0.1 percentage points to 3.3% in the first quarter of 2009.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	First Quarter of 2009		First Quarter of 2008
Revenues	$173.5	100.0%	$176.2	100.0%
Cost of sales	155.0	89.3%	160.6	91.2%

Supply Chain operating margin	$18.5	10.7%	$15.6	8.8%

The domestic supply chain operating margin increased $2.9 million, or 19.0%, in the first quarter of 2009, due primarily to lower cost of sales, fuel costs and operating efficiencies.

As a percentage of supply chain revenues, the supply chain operating margin increased 1.9 percentage points in the first quarter of 2009, due primarily to lower food prices, including cheese, and efficiencies gained at the supply chain centers through reduced delivery frequency and cost reductions. Decreases in certain food prices, including cheese, have a positive effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items, including cheese. Had the 2009 cheese prices been in effect during 2008, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 9.5% for the first quarter of 2008, resulting in a domestic supply chain operating margin increase of 1.2 percentage points in the first quarter of 2009.

General and Administrative Expenses

General and administrative expenses increased $5.2 million, or 13.5%, in the first quarter of 2009, due primarily to a $4.2 million gain recorded in the first quarter of 2008 related to the sale of certain Company-owned operations offset in part by approximately $1.4 million of separation and other costs recorded in the first quarter of 2008 related primarily to the Company’s executed restructuring action. Additionally, general and administrative expenses in the first quarter of 2009 were negatively impacted by higher variable administrative labor.

Interest Expense

Interest expense increased $0.3 million to $27.0 million in the first quarter of 2009 due primarily to a $0.6 million write-off of deferred financing fees related to the extinguishment of debt in the first quarter of 2009.

The Company’s cash borrowing rate was 6.1% during the first quarter of 2009 and the first quarter of 2008. The Company’s average outstanding debt balance, excluding capital lease obligations, was approximately $1.7 billion in both the first quarter of 2009 and the first quarter of 2008.

Other

The other amount of $21.2 million in the first quarter of 2009 represents the gain recognized on the repurchase and retirement of $43.3 million of principal on the Class A-2 Notes.

Provision for Income Taxes

Provision for income taxes increased $6.4 million to $15.8 million in the first quarter of 2009, due primarily to an increase in pre-tax income. The effective tax rate was 40.0% during the first quarter of 2009 and the first quarter of 2008.

Liquidity and Capital Resources

As of March 22, 2009, we had working capital of $33.7 million, excluding restricted cash and cash equivalents of $65.9 million and including total unrestricted cash and cash equivalents of $67.9 million. Historically, we have operated with minimal positive or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to service our debt obligations, invest in our business and repurchase common stock, reduce our working capital amounts. As of March 22, 2009, the Company had approximately $29.0 million of cash held for future interest payments, $26.4 million of cash held in interest reserves, $10.0 million of cash held for capitalization of certain subsidiaries and $0.5 million of other restricted cash, for a total of $65.9 million of restricted cash and cash equivalents.

As of March 22, 2009, we had nearly $1.7 billion of long-term debt, of which $25.3 million was classified as a current liability. Our primary sources of liquidity are cash flows from operations. As of March 22, 2009, the Company had borrowings of $4.1 million available under its $60.0 million variable funding notes, net of letters of credit issued of $34.6 million. These letters of credit primarily relate to our insurance programs and supply chain center leases. During the first quarter of 2009, the Company borrowed approximately $24.3 million on the variable funding notes and repaid $3.0 million of those borrowings during the first quarter of 2009. The net borrowings under the variable funding notes were used in combination with cash on hand to fund the repurchase and retirement of Class A-2 Notes. During the first quarter of 2009, the Company repurchased and retired $43.3 million of principal of its outstanding Class A-2 Notes for a total purchase price of approximately $22.3 million. Subsequent to the first quarter of 2009, the Company repurchased and retired $25.0 million of principal of its outstanding Class A-2 Notes for a total purchase price of approximately $12.3 million.

We have historically funded our working capital requirements, capital expenditures, debt repayments and share repurchases primarily from our cash flows from operations and, when necessary, our available borrowings under the variable funding notes. Management believes its current unrestricted cash and cash equivalents balance and its expected ongoing cash flow from operations is sufficient to fund operations for the foreseeable future. We did not have any material commitments for capital expenditures as of March 22, 2009.

Cash provided by operating activities was $12.3 million and $20.3 million in the first quarter of 2009 and 2008, respectively. The $8.0 million decrease was due primarily to a $1.5 million decrease in net income before the impact of non-cash adjustments and a $6.5 million net change in operating assets and liabilities, due primarily to the timing of payment of current operating liabilities.

Cash provided by investing activities was $9.8 million and $3.5 million in the first quarter of 2009 and 2008, respectively. The $6.3 million increase was due primarily to a $14.8 million change in restricted cash and cash equivalents offset in part by a $7.9 million decrease in proceeds from the sale of assets primarily as a result of the sale of certain Company-owned operations in California and Georgia in 2008.

Cash provided by financing activities was $0.5 million in the first quarter of 2009, and cash used in financing activities was $31.8 million in the first quarter of 2008. The $32.3 million net change was due primarily to a $21.3 million increase in the proceeds from issuance of long-term debt and an $18.4 million decrease in purchases of common stock, offset in part by a $7.1 million increase in repayments of long-term debt and capital lease obligations.

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

New Accounting Pronouncements

The Company considered relevant recently issued accounting pronouncements during the first quarter of 2009, as discussed in Footnote 8 of the Notes to Condensed Consolidated Financial Statements, included in this Form 10-Q.

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “or “anticipates” or similar expressions that concern our strategy, plans or intentions. These forward-looking statements relating to our anticipated profitability, ability to service our indebtedness, operating performance, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that can cause actual results to differ materially include: our level of long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by Domino’s and other food-industry competitors; the ongoing profitability of our franchisees and the ability of Domino’s and our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries in which we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weakening consumer confidence; availability of borrowings under our variable funding notes and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations (“cautionary statement”) are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists from time to time of outstanding variable funding note borrowings. Management actively monitors this exposure when present. As of March 22, 2009, we had $21.3 million of outstanding variable funding note borrowings. The fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

During the quarterly period ended March 22, 2009 there have been no changes in Domino’s Pizza, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 28, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.

10.2*	Form of Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.

10.3*	Form of Director Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.

10.4*	Form of Amendment to Existing Employee Stock Option Grants under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.

10.5*	Form of Amendment to Existing Director Stock Option Grants under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.

31.1	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Wendy A. Beck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Wendy A. Beck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

*	— A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 6 of Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

DOMINO’S PIZZA, INC.
(Registrant)

Date: April 30, 2009	/s/ Wendy A. Beck
Wendy A. Beck
Chief Financial Officer