Form 10-Q
period 2009-06-14
DOMINOS PIZZA INC
filed 2009-07-22
CIK 1286681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 14, 2009

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

As of July 15, 2009, Domino’s Pizza, Inc. had 57,600,075 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 14, 2009	December 28, 2008 (Note)
Assets
Current assets:
Cash and cash equivalents	$61,695	$45,372
Restricted cash and cash equivalents	73,161	78,871
Accounts receivable	64,856	69,390
Inventories	25,185	24,342
Notes receivable	918	630
Prepaid expenses and other	10,426	6,236
Advertising fund assets, restricted	26,589	20,377
Deferred income taxes	9,080	9,033

Total current assets	271,910	254,251

Property, plant and equipment:
Land and buildings	22,063	22,063
Leasehold and other improvements	83,159	83,362
Equipment	166,977	167,470
Construction in progress	4,836	1,881

	277,035	274,776
Accumulated depreciation and amortization	(172,210)	(166,346)

Property, plant and equipment, net	104,825	108,430

Other assets:
Deferred financing costs	20,238	24,457
Goodwill	17,592	17,675
Capitalized software, net	3,310	3,672
Other assets	12,067	12,260
Deferred income taxes	32,031	43,049

Total other assets	85,238	101,113

Total assets	$461,973	$463,794

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$20,352	$340
Accounts payable	39,979	56,906
Accrued income taxes	901	1,167
Insurance reserves	10,232	10,056
Advertising fund liabilities	26,589	20,377
Other accrued liabilities	60,839	60,708

Total current liabilities	158,892	149,554

Long-term liabilities:
Long-term debt, less current portion	1,637,392	1,704,444
Insurance reserves	20,516	20,369
Other accrued liabilities	17,849	14,050

Total long-term liabilities	1,675,757	1,738,863

Stockholders’ deficit:
Common stock	576	570
Additional paid-in capital	14,704	1,853
Retained deficit	(1,383,408)	(1,421,705)
Accumulated other comprehensive loss	(4,548)	(5,341)

Total stockholders’ deficit	(1,372,676)	(1,424,623)

Total liabilities and stockholders’ deficit	$461,973	$463,794

Note: The balance sheet at December 28, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands, except per share data)	June 14, 2009	June 15, 2008	June 14, 2009	June 15, 2008
Revenues:
Domestic Company-owned stores	$76,737	$85,009	$157,732	$178,057
Domestic franchise	35,686	35,804	72,569	72,190
Domestic supply chain	172,538	179,569	346,041	355,758
International	31,671	33,965	62,118	67,355

Total revenues	316,632	334,347	638,460	673,360

Cost of sales:
Domestic Company-owned stores	62,564	69,578	127,276	145,088
Domestic supply chain	154,319	161,682	309,301	322,308
International	13,790	15,328	27,107	30,169

Total cost of sales	230,673	246,588	463,684	497,565

Operating margin	85,959	87,759	174,776	175,795

General and administrative	45,655	34,207	89,554	72,893

Income from operations	40,304	53,552	85,222	102,902

Interest income	111	649	578	1,540
Interest expense	(26,030)	(25,577)	(52,998)	(52,286)
Other	12,938	—	34,112	—

Income before provision for income taxes	27,323	28,624	66,914	52,156
Provision for income taxes	12,796	9,894	28,617	19,307

Net income	$14,527	$18,730	$38,297	$32,849

Earnings per share:
Common stock – basic	$0.25	$0.32	$0.67	$0.56
Common stock – diluted	0.25	0.32	0.67	0.55

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)	Two Fiscal Quarters Ended
	June 14, 2009	June 15, 2008
Cash flows from operating activities:
Net income	$38,297	$32,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,277	13,907
Gains on debt extinguishment	(34,112)	—
(Gains) losses on sale/disposal of assets	459	(10,979)
Amortization of deferred financing costs, debt discount and other	4,242	3,534
Provision for deferred income taxes	10,622	4,457
Non-cash compensation expense	9,838	3,807
Other	1,584	2,379
Changes in operating assets and liabilities	(13,069)	(6,339)

Net cash provided by operating activities	29,138	43,615

Cash flows from investing activities:
Capital expenditures	(9,407)	(6,995)
Proceeds from sale of assets	2,229	20,555
Changes in restricted cash	5,710	8,292
Other	(1,040)	494

Net cash (used in) provided by investing activities	(2,508)	22,346

Cash flows from financing activities:
Proceeds from issuance of common stock	2,022	2,311
Purchase of common stock	—	(28,271)
Proceeds from issuance of long-term debt	24,348	3,000
Repayments of long-term debt and capital lease obligation	(37,281)	(18,127)
Cash paid for financing costs	(18)	(102)
Proceeds from exercise of stock options	721	609
Tax benefit from stock options	322	150

Net cash used in financing activities	(9,886)	(40,430)

Effect of exchange rate changes on cash and cash equivalents	(421)	167

Change in cash and cash equivalents	16,323	25,698

Cash and cash equivalents, at beginning of period	45,372	11,344

Cash and cash equivalents, at end of period	$61,695	$37,042

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 14, 2009

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 14, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2010.

2.	Comprehensive Income

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14, 2009	June 15, 2008	June 14, 2009	June 15, 2008
Net income	$14,527	$18,730	$38,297	$32,849
Reclassification adjustment for losses included in net income, net of tax	316	299	636	602
Currency translation adjustment, net of tax	220	12	157	(175)

Comprehensive income	$15,063	$19,041	$39,090	$33,276

3.	Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended June 14, 2009 and June 15, 2008
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2009	$112,423	$193,284	$31,671	$(20,746)	$—	$316,632
2008	120,813	202,905	33,965	(23,336)	—	334,347
Income from operations –
2009	$27,638	$13,098	$14,190	N/A	$(14,622)	$40,304
2008	35,436	12,302	15,443	N/A	(9,629)	53,552
Segment Income –
2009	$30,103	$14,745	$14,283	N/A	$(5,549)	$53,582
2008	30,959	14,105	15,539	N/A	(5,283)	55,320

	Two Fiscal Quarters Ended June 14, 2009 and June 15, 2008
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2009	$230,301	$387,169	$62,118	$(41,128)	$—	$638,460
2008	250,247	403,557	67,355	(47,799)	—	673,360
Income from operations –
2009	$58,021	$25,926	$27,368	N/A	$(26,093)	$85,222
2008	70,079	22,547	30,773	N/A	(20,497)	102,902
Segment Income –
2009	$62,923	$29,298	$27,550	N/A	$(12,758)	$107,013
2008	63,833	26,178	30,987	N/A	(9,916)	111,082

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14, 2009	June 15, 2008	June 14, 2009	June 15, 2008
Total Segment Income	$53,582	$55,320	$107,013	$111,082
Depreciation and amortization	(5,490)	(6,836)	(11,277)	(13,907)
Gains (losses) on sale/disposal of assets	(379)	6,811	(459)	10,979
Other non-cash compensation expense	(2,472)	(1,743)	(5,118)	(3,807)
Expenses for 2009 stock option plan changes	(4,937)	—	(4,937)	—
Separation and related expenses	—	—	—	(1,445)

Income from operations	40,304	53,552	85,222	102,902

Interest income	111	649	578	1,540
Interest expense	(26,030)	(25,577)	(52,998)	(52,286)
Other	12,938	—	34,112	—

Income before provision for income taxes	$27,323	$28,624	$66,914	$52,156

4.	Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14, 2009	June 15, 2008	June 14, 2009	June 15, 2008
Net income available to common stockholders – basic and diluted	$14,527	$18,730	$38,297	$32,849

Basic weighted average number of shares	57,303,187	58,083,234	57,165,460	58,743,458
Earnings per share – basic	$0.25	$0.32	$0.67	$0.56
Diluted weighted average number of shares	57,737,247	58,789,987	57,524,565	59,443,922
Earnings per share – diluted	$0.25	$0.32	$0.67	$0.55

The denominators in calculating diluted earnings per share for common stock for the second quarter and first two quarters of 2009 do not include 8,087,845 and 8,310,063 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for common stock for both the second quarter and first two quarters of 2008 do not include 6,142,719 and 6,179,419 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and should be included in the computation of both basic and diluted earnings per share using the two-class method. FSP EITF 03-6-1 is effective for the Company in the current fiscal year beginning December 29, 2008. The Company evaluated the impact of FSP EITF 03-6-1 and determined that the impact was not material and determined that the basic and diluted earnings per share amounts as reported are equivalent to the basic and diluted earnings per share amounts calculated under FSP EITF 03-6-1 for all periods presented. Therefore, the Company did not apply the provisions of FSP 03-6-1 in calculating its basic and diluted earnings per share.

5.	Debt Repurchases

During the second quarter and first two quarters of 2009, the Company repurchased and retired $25.0 million and approximately $68.3 million of principal of its outstanding 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 (Class A-2 Notes) for a total purchase price of approximately $12.3 million and $34.6 million, respectively including $0.2 million and $0.5 million of accrued interest, respectively. These activities resulted in pre-tax gains of approximately $12.9 million and $34.1 million in the second quarter and first two quarters of 2009, respectively, which were recorded in Other in the Company’s consolidated statements of income. In connection with the aforementioned transactions, the Company wrote-off approximately $0.3 million and $0.9 million of deferred financing fees during the second quarter and first two quarters of 2009, respectively, which were recorded in interest expense in the Company’s consolidated statements of income.

Subsequent to the second quarter of 2009, the Company repurchased and retired $20.0 million of additional principal of its outstanding Class A-2 Notes for a total purchase price of approximately $15.6 million, including $0.2 million of accrued interest, resulting in a pre-tax gain of approximately $4.6 million. The pre-tax gain will be recorded in the third quarter of 2009 as Other in the Company’s consolidated statements of income. The Company has classified the $20.0 million of outstanding Class A-2 Notes as a current liability in the consolidated balance sheet as of June 14, 2009.

6.	Income Taxes

During the second quarter of 2009, the Company increased the liability for previously recognized tax benefits related to certain state income tax matters. Approximately $2.2 million of the increase was related to gross previously recognized tax benefits and approximately $603,000 and $450,000 of the increase was related to interest and penalties, respectively. Of these amounts, approximately $1.9 million increased the Company’s effective tax rate.

7.	Fair Value Measurements

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

In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company elected this one-year deferral and began applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis in the current fiscal year beginning December 29, 2008. The Company had no nonrecurring measurements recognized at fair value during the two fiscal quarters ended June 14, 2009. We generally apply fair value techniques on a nonrecurring basis associated with (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following table summarizes the carrying amounts and fair values of certain assets at June 14, 2009:

	At June 14, 2009
	Carrying Amount	Fair Value Estimated Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$58,627	$58,627	$—	$—
Restricted cash equivalents	69,783	69,783	—	—
Investments in marketable securities	1,174	1,174	—	—

At June 14, 2009, management estimates that the over $1.5 billion of outstanding Class A-2 Notes had a fair value of approximately $1.2 billion and the $100.0 million of outstanding fixed rate subordinated notes had a fair value of approximately $52.8 million. We believe that these decreases in fair value from their carrying amounts are primarily due to current economic conditions and the current state of the credit markets for similar debt instruments. The Company determined the estimated fair value amounts by using recent trade activity, available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

8.	Stock Option Plan Changes

In March 2009, the Company’s Board of Directors authorized a stock option exchange program that allowed eligible employees the opportunity to exchange certain options granted under the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Plan) for a lesser number of replacement options with lower exercise prices. The Company’s shareholders approved the stock option exchange program at the 2009 Annual Meeting of Shareholders, held on April 28, 2009, and the Company executed the program in the second quarter of 2009. This amendment was accounted for as a modification in accordance with the guidance in SFAS No. 123(R), Share-Based Payments (SFAS 123(R)). The incremental value to the option holders created as a result of the modification will be recognized as additional compensation expense over the remaining service period. This amount has been calculated to be approximately $1.3 million (after-tax), of which approximately $0.6 million (after-tax) was recognized during the second quarter of 2009.

Separately, and as previously announced, the Company’s Board of Directors authorized management to amend existing stock option agreements currently issued under the 2004 Plan, and all future stock option agreements issued under the 2004 Plan. These amendments provide for accelerated vesting and extended exercise periods upon the retirement of option holders who have achieved specified service and age requirements. The amended terms of the relevant stock option agreements became effective in the second quarter of 2009. The amendments to the existing awards were accounted for as a modification in accordance with the guidance in SFAS 123(R). The incremental value to option holders created as a result of the modification will be recognized as additional compensation expense over the remaining service period. This amount has been calculated to be approximately $0.3 million (after-tax), of which approximately $0.2 million (after-tax) was recognized during the second quarter of 2009. Additionally, the Company is required to accelerate previously unrecognized compensation expense that it would have been required to expense in future periods for these stock options. This resulted in the acceleration of approximately $2.1 million (after-tax) of compensation expense in the second quarter of 2009 for employees who accepted the amendment and who will meet the specified service and age requirements prior to the original vesting date. The $2.1 million (after-tax) of compensation expense recognized in the second quarter of 2009 was not incremental expense, but merely an acceleration of expense that would have been recognized in future periods.

9.	Subsequent Events

On June 22, 2009, Domino’s Pizza LLC (DPL), a wholly-owned subsidiary of the Company, entered into a Letter of Credit Agreement (the L/C Agreement) pursuant to which the counterparty will issue, at DPL’s request, up to $50.0 million of standby letters of credit (the Commitment) for the account of DPL and its subsidiaries. Pursuant to the L/C Agreement, DPL will maintain a cash collateral account holding an amount equal to 105% of any outstanding letters of credit and pay to the counterparty quarterly commitment fees of 0.375% per annum of the unused portion of the Commitment and quarterly letter of credit fees of 0.75% per annum of the undrawn face amount of any outstanding letters of credit. Subsequent to the second quarter of 2009, the counterparty issued $33.5 million of standby letters of credit and the Company restricted an additional $35.2 million of cash on its consolidated balance sheet as collateral for these outstanding letters of credit. These letters of credit primarily relate to our insurance programs and supply chain center leases.

As a result of and concurrent with the L/C Agreement, the Company terminated substantially all of its pre-existing letters of credit which provided additional availability under its variable funding notes. Subsequent to the second quarter of 2009, the Company borrowed an additional $35.1 million on the variable funding notes and currently has no borrowings available on the $60.0 million facility.

10.	New Accounting Pronouncements

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2009 and 2008 second quarters referenced herein represent the twelve-week periods ended June 14, 2009 and June 15, 2008, respectively. The 2009 and 2008 first two quarters referenced herein represent the twenty-four week periods ended June 14, 2009 and June 15, 2008, respectively.

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

Our financial results are driven largely by retail sales at our Company-owned and franchise stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase the related amounts. Retail sales drive Company-owned store revenues, royalty payments from franchisees and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the success of our marketing promotions and our ability to execute our store operating model, the overall global economic environment and other business strategies.

	Second Quarter of 2009		Second Quarter of 2008		First Two Quarters of 2009		First Two Quarters of 2008
Global retail sales growth	(4.7)%		+4.7%		(4.6)%		+5.1%

Same store sales growth:
Domestic Company-owned stores	(3.3)%		(1.1)%		(1.7)%		(1.6)%
Domestic franchise stores	(0.4)%		(5.9)%		+0.3%		(5.8)%

Domestic stores	(0.7)%		(5.4)%		+0.1%		(5.3)%

International stores	+4.1%		+7.0%		+5.4%		+7.9%

Store counts (at end of period):
Domestic Company-owned stores	483		515
Domestic franchise stores	4,484		4,592

Domestic stores	4,967		5,107
International stores	3,906		3,564

Total stores	8,873		8,671

Income statement data:

Total revenues	$316.6	100.0%	$334.3	100.0%	$638.5	100.0%	$673.4	100.0%

Cost of sales	230.7	72.9%	246.6	73.8%	463.7	72.6%	497.6	73.9%
General and administrative	45.7	14.4%	34.2	10.2%	89.6	14.0%	72.9	10.8%

Income from operations	40.3	12.7%	53.6	16.0%	85.2	13.3%	102.9	15.3%
Interest expense, net	25.9	8.2%	24.9	7.4%	52.4	8.2%	50.7	7.6%
Other	12.9	4.1%	—	—	34.1	5.3%	—	—

Income before provision for income taxes	27.3	8.6%	28.6	8.6%	66.9	10.5%	52.2	7.7%
Provision for income taxes	12.8	4.0%	9.9	3.0%	28.6	4.5%	19.3	2.8%

Net income	$14.5	4.6%	$18.7	5.6%	$38.3	6.0%	$32.8	4.9%

During the second quarter and first two quarters of 2009, we continued our trend of positive international same store sales growth and store count growth. We also achieved positive domestic same store sales during the first two quarters of 2009; however, we experienced negative domestic same store sales growth during the second quarter of 2009. The current economic challenges in the external environment as well as the negative impact from a public relations incident impacted our domestic same store sales results during the second quarter. We also continued to experience net negative domestic store growth as a result of continued economic challenges and our continued efforts on exiting underperforming franchisees from the system. We believe these efforts will allow us to strengthen our overall system of stores; however, we expect these efforts will continue to negatively impact our domestic store growth in 2009. Our international division opened a net 164 stores in the second quarter of 2009, including the conversion of 86 franchise stores in Spain.

Global retail sales, comprised of retail sales results at both our franchise and Company-owned stores worldwide, declined 4.7% and 4.6% in the second quarter and first two quarters of 2009, respectively, driven primarily by the negative impact of foreign currency on our international sales. However, when excluding foreign currency impacts, global retail sales increased during the second quarter and first two quarters of 2009, driven primarily by same store sales growth in our international markets as well as an increase in our worldwide store counts during the trailing four quarters. International same store sales growth reflects continued strong performance in the key markets where we compete. The first two quarters of 2009 also benefited from same store sales growth in our domestic franchise stores which reflected the success of several initiatives, including the launch of two new product platforms: Domino’s Breadbowl Pasta TM and Domino’s American Legends TM.

Revenues decreased $17.7 million, or 5.3%, in the second quarter of 2009 and decreased $34.9 million, or 5.2%, in the first two quarters of 2009. These decreases were driven by lower Company-owned store revenues resulting from the impact of the store divestitures in 2008, lower domestic supply chain revenues, driven primarily by lower cheese prices, and lower international revenues driven primarily by negative foreign currency impacts.

Income from operations decreased $13.3 million, or 24.7%, in the second quarter of 2009 and decreased $17.7 million, or 17.2%, in the first two quarters of 2009. These decreases were due primarily to higher income from operations in the second quarter and first two quarters of 2008 during which the Company benefited from $6.9 million and $11.2 million, respectively, of gains on the sale of 56 Company-owned stores to franchisees. The gains in the first two quarters of 2008 were offset by approximately $1.4 million of separation and other costs recorded related primarily to the Company’s executed restructuring action. Additionally, the second quarter and first two quarters of 2009 were negatively impacted by approximately $4.9 million of expenses incurred in connection with the stock option exchange program as well as the incremental expense and acceleration of expense for the retirement provision added to existing stock option agreements. Furthermore, the second quarter and first two quarters of 2009 were negatively impacted by foreign currency in our international operations. These decreases were offset in part by higher margins in our domestic supply chain business in 2009.

Net income decreased $4.2 million, or 22.4%, in the second quarter of 2009 and increased $5.5 million, or 16.6%, in the first two quarters of 2009. The decrease in the second quarter of 2009 was due primarily to the aforementioned decrease in income from operations, offset in part by a $12.9 million pre-tax gain recorded on the extinguishment of debt during the second quarter of 2009. The increase in the first two quarters of 2009 was due primarily to a $34.1 million pre-tax gain recorded on the extinguishment of debt. The impact of the gain was partially offset by the aforementioned decrease in income from operations.

Revenues

	Second Quarter of 2009		Second Quarter of 2008		First Two Quarters of 2009		First Two Quarters of 2008
Domestic Company-owned stores	$76.7	24.2%	$85.0	25.4%	$157.7	24.7%	$178.1	26.5%
Domestic franchise	35.7	11.3%	35.8	10.7%	72.6	11.4%	72.2	10.7%
Domestic supply chain	172.5	54.5%	179.6	53.7%	346.0	54.2%	355.8	52.8%
International	31.7	10.0%	34.0	10.2%	62.1	9.7%	67.4	10.0%

Total revenues	$316.6	100.0%	$334.3	100.0%	$638.5	100.0%	$673.4	100.0%

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

Domestic Stores Revenues

	Second Quarter of 2009		Second Quarter of 2008		First Two Quarters of 2009		First Two Quarters of 2008
Domestic Company-owned stores	$76.7	68.3%	$85.0	70.4%	$157.7	68.5%	$178.1	71.2%
Domestic franchise	35.7	31.7%	35.8	29.6%	72.6	31.5%	72.2	28.8%

Domestic stores	$112.4	100.0%	$120.8	100.0%	$230.3	100.0%	$250.2	100.0%

Domestic stores revenues decreased $8.4 million, or 6.9%, in the second quarter of 2009 and decreased $19.9 million, or 8.0%, in the first two quarters of 2009. These decreases were due primarily to the reduction of Company-owned store revenues resulting from the 2008 store divestitures and lower domestic Company-owned same store sales. The decrease in the first two quarters of 2009 was also offset in part by higher domestic franchise same store sales in the first two quarters of 2009. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $8.3 million, or 9.7%, in the second quarter of 2009 and decreased $20.4 million, or 11.4%, in the first two quarters of 2009. These decreases were due primarily to the store divestitures in 2008 and lower same store sales. Domestic Company-owned same store sales decreased 3.3% and 1.7% in the second quarter and first two quarters of 2009, respectively, compared to a decrease of 1.1% and 1.6% in the second quarter and first two quarters of 2008. There were 483 Company-owned stores in operation at the end of the second quarter of 2009, versus 515 at the end of the second quarter of 2008.

Domestic Franchise Revenues

Revenues from domestic franchise operations decreased $0.1 million, or 0.3%, in the second quarter of 2009, due primarily to lower same store sales. Domestic franchise revenues increased $0.4 million, or 0.5%, in the first two quarters of 2009, due primarily to higher same store sales, offset in part by a decrease in the average number of domestic franchise stores open during 2009. Domestic franchise same store sales decreased 0.4% in the second quarter of 2009 and increased 0.3% in the first two quarters of 2009, compared to a decrease of 5.9% and 5.8% in the second quarter and first two quarters of 2008, respectively. There were 4,484 domestic franchise stores in operation at the end of the second quarter of 2009, versus 4,592 at the end of the second quarter of 2008.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations decreased $7.1 million, or 3.9%, in the second quarter of 2009 and decreased $9.8 million, or 2.7%, in the first two quarters of 2009. These decreases were due primarily to a decrease in food prices, primarily cheese. The published cheese block price-per-pound averaged $1.20 and $1.22 in the second quarter and first two quarters of 2009, respectively, down from $1.91 and $1.92 in the comparable periods in 2008. Had the 2009 average cheese prices been in effect during 2008, domestic supply chain revenues for the second quarter and first two quarters of 2008 would have been approximately $12.5 million and $24.9 million, respectively, lower than the reported 2008 amounts.

International Revenues

	Second Quarter of 2009		Second Quarter of 2008		First Two Quarters of 2009		First Two Quarters of 2008
International royalty and other	$16.6	52.2%	$17.3	50.7%	$32.4	52.1%	$34.5	51.1%
International supply chain	15.1	47.8%	16.7	49.3%	29.7	47.9%	32.9	48.9%

International	$31.7	100.0%	$34.0	100.0%	$62.1	100.0%	$67.4	100.0%

Revenues from international operations decreased $2.3 million, or 6.8%, in the second quarter of 2009 and decreased $5.3 million, or 7.8%, in the first two quarters of 2009. These decreases were comprised of a $0.7 million and $2.1 million decrease, respectively, in royalty and other revenues and a $1.6 million and $3.2 million decrease, respectively, in supply chain revenues. The decreases in international royalty and other revenues in the second quarter and first two quarters were primarily due to a $3.2 million and $7.0 million negative impact of foreign currency, respectively, as a result of the strengthening of the U.S. dollar compared to the currencies in the international markets in which we compete. These decreases in international royalty and other revenues were offset in part by higher same store sales and an increase in the average number of international stores open during 2009. The decreases in international supply chain revenues were also primarily due to the negative impact of foreign currency.

On a constant dollar basis, same store sales increased 4.1% and 5.4% in the second quarter and first two quarters of 2009, compared to an increase of 7.0% and 7.9% in the second quarter and first two quarters of 2008. On a historical dollar basis, same store sales decreased 13.7% and 14.4% in the second quarter and first two quarters of 2009, compared to an increase of 12.9% and 14.4% in the second quarter and first two quarters of 2008. The variance in our same store sales on a constant dollar basis versus a historical dollar basis further highlights the strengthening of the U.S. dollar. There were 3,906 international stores in operation at the end of the second quarter of 2009, compared to 3,564 at the end of the second quarter of 2008.

Cost of Sales / Operating Margin

	Second Quarter of 2009		Second Quarter of 2008		First Two Quarters of 2009		First Two Quarters of 2008
Consolidated revenues	$316.6	100.0%	$334.3	100.0%	$638.5	100.0%	$673.4	100.0%
Consolidated cost of sales	230.7	72.9%	246.6	73.8%	463.7	72.6%	497.6	73.9%

Consolidated operating margin	$86.0	27.1%	$87.8	26.2%	$174.8	27.4%	$175.8	26.1%

Consolidated cost of sales primarily consists of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, decreased $1.8 million, or 2.1%, in the second quarter of 2009 and decreased $1.0 million, or 0.6%, in the first two quarters of 2009. These decreases in the consolidated operating margin were due primarily to lower margins in our international and domestic Company-owned store businesses, offset in part by higher margins in our domestic supply chain business.

As a percentage of revenues, the consolidated operating margin increased 0.9 and 1.3 percentage points in the second quarter and first two quarters of 2009, respectively. These increases were due primarily to a market decrease in overall food prices, primarily cheese, which benefited our domestic Company-owned store and domestic supply chain margins as a percentage of revenues.

The consolidated operating margin as a percentage of revenues benefited from lower cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2009 average cheese prices had been in effect during 2008, this impact on supply chain margins would have caused the consolidated operating margin for the second quarter and first two quarters of 2008 to be approximately 27.3% and 27.1% of total revenues, respectively, versus the reported 26.2% and 26.1%.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Second Quarter of 2009		Second Quarter of 2008		First Two Quarters of 2009		First Two Quarters of 2008
Revenues	$76.7	100.0%	$85.0	100.0%	$157.7	100.0%	$178.1	100.0%
Cost of sales	62.6	81.5%	69.6	81.8%	127.3	80.7%	145.1	81.5%

Store operating margin	$14.2	18.5%	$15.4	18.2%	$30.5	19.3%	$33.0	18.5%

The domestic Company-owned store operating margin decreased $1.2 million, or 8.2%, in the second quarter of 2009 and decreased $2.5 million, or 7.6%, in the first two quarters of 2009. These decreases were due primarily to the impact of the 2008 store divestitures and to a lesser extent, lower same store sales. These decreases were offset in part by lower overall food costs, primarily cheese, and lower delivery costs. As a percentage of store revenues, the store operating margin increased 0.3 percentage points in the second quarter of 2009 and increased 0.8 percentage points in the first two quarters of 2009 as discussed in more detail below.

As a percentage of store revenues, food costs decreased 1.7 percentage points to 25.6% in the second quarter of 2009 and decreased 1.4 percentage points to 25.3% in the first two quarters of 2009. These decreases were due primarily to lower cheese prices. The cheese block price-per-pound averaged $1.20 and $1.22 in the second quarter and first two quarters of 2009, respectively, compared to $1.91 and $1.92 in the second quarter and first two quarters of 2008.

As a percentage of store revenues, labor and related costs increased 0.7 percentage points to 32.1% in the second quarter of 2009 and increased 0.2 percentage points to 32.1% in the first two quarters of 2009. These increases were due primarily to increases in minimum wage rates.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, increased 0.3 percentage points to 11.9% in the second quarter of 2009 and increased 0.2 percentage points to 11.8% in the first two quarters of 2009.

As a percentage of store revenues, insurance costs increased 0.2 percentage points to 3.4% in both the second quarter and first two quarters of 2009.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	Second Quarter of 2009		Second Quarter of 2008		First Two Quarters of 2009		First Two Quarters of 2008
Revenues	$172.5	100.0%	$179.6	100.0%	$346.0	100.0%	$355.8	100.0%
Cost of sales	154.3	89.4%	161.7	90.0%	309.3	89.4%	322.3	90.6%

Supply Chain operating margin	$18.2	10.6%	$17.9	10.0%	$36.7	10.6%	$33.4	9.4%

The domestic supply chain operating margin increased $0.3 million, or 1.9%, in the second quarter of 2009 and increased $3.3 million, or 9.8%, in the first two quarters of 2009. These increases were due primarily to lower food and fuel costs and operating efficiencies.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.6 and 1.2 percentage points in the second quarter and first two quarters of 2009, respectively, due primarily to lower food prices, including cheese, and efficiencies gained at the supply chain centers through reduced delivery frequency and cost reductions. Decreases in certain food prices, including cheese, have a positive effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2009 cheese prices been in effect during 2008, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.7% and 10.1% for the second quarter and first two quarters of 2008, respectively, resulting in a domestic supply chain operating margin increase of 0.7 percentage points in both the second quarter and first two quarters of 2008.

General and Administrative Expenses

General and administrative expenses increased $11.5 million, or 33.5%, in the second quarter of 2009 and increased $16.7 million, or 22.9%, in the first two quarters of 2009. These increases were due primarily to the offsetting effect of $6.9 million and $11.2 million of gains recorded in the second quarter and first two quarters of 2008, respectively, related to the sale of certain Company-owned operations. Additionally, general and administrative expenses in the second quarter and first two quarters of 2009 were negatively impacted by higher variable administrative labor as well as approximately $4.9 million of expenses incurred in connection with the stock option exchange program and the incremental expense and acceleration of expense for the retirement provision added to existing stock option agreements. These increases were offset in part by approximately $1.4 million of separation and other costs recorded in the first two quarters of 2008 related primarily to the Company’s executed restructuring action as well as $2.0 million of net proceeds received in the second quarter of 2009 for an insurance settlement.

Interest Expense

Interest expense increased $0.5 million to $26.0 million in the second quarter of 2009 and increased $0.7 million to $53.0 million in the first two quarters of 2009 due primarily to $0.3 million and $0.9 million of write-offs of deferred financing fees, respectively, related to the extinguishment of debt in both the second quarter and first two quarters of 2009.

The Company’s cash borrowing rate was 6.1% in the second quarter and first two quarters of 2009 which was flat compared to the second quarter and first two quarters of 2008. The Company’s average outstanding debt balance, excluding capital lease obligations, was approximately $1.7 billion in the second quarter and first two quarters of 2009 and $1.7 billion for the corresponding periods in 2008.

Other

The other amount of $12.9 million and $34.1 million in the second quarter and first two quarters of 2009, respectively, represents the gains recognized on the repurchase and retirement of $25.0 million and $68.3 million of principal on the Class A-2 Notes in the second quarter and first two quarters of 2009, respectively.

Provision for Income Taxes

Provision for income taxes increased $2.9 million to $12.8 million in the second quarter of 2009 and increased $9.3 million to $28.6 million in the first two quarters of 2009. The effective tax rate was 46.8% and 42.8% in the second quarter and first two quarters of 2009, respectively, compared to 34.6% and 37.0% in the second quarter and first two quarters of 2008. These increases were due primarily to the negative impact of reserve adjustments related to certain state income tax matters. Additionally, the first two quarters of 2008 were positively impacted by reserve adjustments related to the settlement of certain state income tax matters.

Liquidity and Capital Resources

As of June 14, 2009, we had working capital of $39.9 million, excluding restricted cash and cash equivalents of $73.2 million and including total unrestricted cash and cash equivalents of $61.7 million. Historically, we have operated with minimal positive or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to service our debt obligations, invest in our business and repurchase common stock, reduce our working capital amounts. As of June 14, 2009, the Company had approximately $36.3 million of cash held for future interest payments, $26.4 million of cash held in interest reserves, $10.0 million of cash held for capitalization of certain subsidiaries and $0.5 million of other restricted cash, for a total of $73.2 million of restricted cash and cash equivalents.

As of June 14, 2009, we had approximately $1.65 billion of long-term debt, of which $20.3 million was classified as a current liability. Our primary sources of liquidity are cash flows from operations. As of June 14, 2009, the Company had borrowings of $6.0 million available under its $60.0 million variable funding notes, net of letters of credit issued of $32.7 million. Subsequent to the second quarter of 2009, DPL, a wholly-owned subsidiary of the Company, entered into the L/C Agreement, pursuant to which the counterparty will issue, at DPL’s request, up to $50.0 million of standby letters of credit for the account of DPL and its subsidiaries. Pursuant to the L/C Agreement, DPL will maintain a cash collateral account holding an amount equal to 105% of any outstanding letters of credit and pay to the counterparty quarterly commitment fees of 0.375% per annum of the unused portion of the standby letters of credit and quarterly letter of credit fees of 0.75% per annum of the undrawn face amount of any outstanding letters of credit. Subsequent to the second quarter of 2009, the counterparty issued $33.5 million of standby letters of credit and the Company restricted an additional $35.2 million of cash on its consolidated balance sheet as collateral for these outstanding letters of credit. These letters of credit primarily relate to our insurance programs and supply chain center leases.

During the first two quarters of 2009, the Company borrowed approximately $24.3 million on the variable funding notes and repaid $3.0 million of those borrowings during the first two quarters of 2009. As a result of and concurrent with the L/C Agreement, the Company terminated substantially all of its pre-existing letters of credit which provided additional availability under its variable funding notes. Subsequent to the second quarter of 2009, the Company borrowed an additional $35.1 million on the variable funding notes and currently has no borrowings available on the $60.0 million facility.

The net borrowings under the variable funding notes were used in combination with cash on hand to fund the repurchase and retirement of Class A-2 Notes. During the second quarter and first two quarters of 2009, the Company repurchased and retired $25.0 million and $68.3 million of principal of its outstanding Class A-2 Notes for a total purchase price of approximately $12.3 million and $34.6 million, respectively, including $0.2 million and $0.5 million of accrued interest, respectively. Subsequent to the second quarter of 2009, the Company repurchased and retired $20.0 million of principal of its outstanding Class A-2 Notes for a total purchase price of approximately $15.6 million, including $0.2 million of accrued interest.

We have historically funded our working capital requirements, capital expenditures, debt repayments and share repurchases primarily from our cash flows from operations and, when necessary, our available borrowings under the variable funding notes. Management believes its current unrestricted cash and cash equivalents balance and its expected ongoing cash flow from operations is sufficient to fund operations for the foreseeable future. We did not have any material commitments for capital expenditures as of June 14, 2009.

Cash provided by operating activities was $29.1 million and $43.6 million in the first two quarters of 2009 and 2008, respectively. The $14.5 million decrease was due primarily to a $7.8 million decrease in net income before the impact of non-cash adjustments and a $6.7 million net change in operating assets and liabilities, due primarily to the timing of payment of current operating liabilities.

Cash used in investing activities was $2.5 million in the first two quarters of 2009 and cash provided by investing activities was $22.3 million in the first two quarters of 2008. The $24.8 million decrease was due primarily to an $18.3 million decrease in proceeds from the sale of assets primarily as a result of the sale of certain Company-owned operations in 2008, a $2.6 million change in restricted cash and cash equivalents and a $2.4 million increase in purchases of property, plant and equipment.

Cash used in financing activities was $9.9 million and $40.4 million in the first two quarters of 2009 and 2008, respectively. The $30.5 million decrease was due primarily to a $21.3 million increase in the proceeds from issuance of long-term debt and an $28.3 million decrease in purchases of common stock, offset in part by a $19.2 million increase in repayments of long-term debt and capital lease obligations.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and our current unrestricted cash and cash equivalents will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the fixed rate notes and to service, extend or refinance the variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

New Accounting Pronouncements

The Company considered relevant recently issued accounting pronouncements during the second quarter and first two quarters of 2009, as discussed in Footnote 10 of the Notes to Condensed Consolidated Financial Statements, included in this Form 10-Q.

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. These forward-looking statements relating to our anticipated profitability, ability to service our indebtedness, operating performance, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: our level of long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by Domino’s and other food-industry competitors; the ongoing profitability of our franchisees and the ability of Domino’s and our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries in which we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weakening consumer confidence; availability of borrowings under our variable funding notes and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations (“cautionary statement”) are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists from time to time of outstanding variable funding note borrowings. Management actively monitors this exposure when present. As of June 14, 2009, we had $21.3 million of outstanding variable funding note borrowings. The fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until April 2012. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

During the quarterly period ended June 14, 2009 there have been no changes in Domino’s Pizza, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 28, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	We held our 2009 Annual Meeting of Shareholders on April 28, 2009.

(b)	The following matters were voted upon at the 2009 Annual Meeting of Shareholders:

1.	The election of the nominees for the Board of Directors who will serve a term to expire at the 2012 Annual Meeting of Shareholders. The nominees, all of whom were elected, were David A. Brandon, Mark E. Nunnelly and Diana F. Cantor. The Inspector of Election certified the following vote tabulations:

	Votes For	Votes Withheld
David A. Brandon	49,968,773	1,630,590
Mark E. Nunnelly	44,677,236	6,922,128
Diana F. Cantor	51,323,809	275,554

2.	A proposal to approve an amendment to the Domino’s Pizza, Inc. 2004 Equity Incentive Plan and the implementation of the stock option exchange program. The Inspector of Election certified the following vote tabulations:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
34,032,021	11,869,066	12,863	5,685,412

The proposal passed with 74.1% of the voted shares being voted “FOR” the proposal.

3.	A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for fiscal year 2009 was approved by the shareholders. The Inspector of Election certified the following vote tabulations:

Votes For	Votes Against	Votes Abstaining
51,503,437	62,417	33,508

The proposal passed with 99.8% of the voted shares being voted “FOR” the proposal.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Letter of Credit Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 26, 2009).

10.2 *	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the registration’s Current Report on Form 8-K filed on July 20, 2009 (the July 2009 8-K)).

10.3 *	Form of Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the July 2009 8-K).

10.4 *	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the July 2009 8-K).

31.1	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Wendy A. Beck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Wendy A. Beck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

*	-	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 6 of Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

DOMINO’S PIZZA, INC.
(Registrant)

Date: July 22, 2009	/s/ Wendy A. Beck
Wendy A. Beck
Chief Financial Officer