Form 10-Q
period 2009-09-06
DOMINOS PIZZA INC
filed 2009-10-13
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 6, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file number 001-32242

Domino’s Pizza, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-2511577
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30 Frank Lloyd Wright Drive Ann Arbor, Michigan	48106
(Address of Principal Executive Offices)	(Zip Code)

(734) 930-3030

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 6, 2009, Domino’s Pizza, Inc. had 58,434,101 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 6, 2009	December 28, 2008 (Note)
Assets
Current assets:
Cash and cash equivalents	$48,729	$45,372
Restricted cash and cash equivalents	87,272	78,871
Accounts receivable	64,870	69,390
Inventories	26,319	24,342
Notes receivable	1,052	630
Prepaid expenses and other	4,544	6,236
Advertising fund assets, restricted	21,601	20,377
Deferred income taxes	9,289	9,033

Total current assets	263,676	254,251

Property, plant and equipment:
Land and buildings	21,824	22,063
Leasehold and other improvements	84,082	83,362
Equipment	169,307	167,470
Construction in progress	1,356	1,881

	276,569	274,776
Accumulated depreciation and amortization	(173,955)	(166,346)

Property, plant and equipment, net	102,614	108,430

Other assets:
Deferred financing costs	18,848	24,457
Goodwill	17,568	17,675
Capitalized software, net	3,071	3,672
Other assets	11,360	12,260
Deferred income taxes	26,607	43,049

Total other assets	77,454	101,113

Total assets	$443,744	$463,794

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$21,290	$340
Accounts payable	45,751	56,906
Accrued income taxes	4,243	1,167
Insurance reserves	9,996	10,056
Advertising fund liabilities	21,601	20,377
Other accrued liabilities	54,114	60,708

Total current liabilities	156,995	149,554

Long-term liabilities:
Long-term debt, less current portion	1,599,610	1,704,444
Insurance reserves	20,085	20,369
Other accrued liabilities	17,174	14,050

Total long-term liabilities	1,636,869	1,738,863

Stockholders’ deficit:
Common stock	584	570
Additional paid-in capital	19,203	1,853
Retained deficit	(1,365,579)	(1,421,705)
Accumulated other comprehensive loss	(4,328)	(5,341)

Total stockholders’ deficit	(1,350,120)	(1,424,623)

Total liabilities and stockholders’ deficit	$443,744	$463,794

Note: The balance sheet at December 28, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(In thousands, except per share data)	September 6, 2009	September 7, 2008	September 6, 2009	September, 7 2008
Revenues:
Domestic Company-owned stores	$72,691	$77,810	$230,424	$255,867
Domestic franchise	34,315	34,680	106,884	106,871
Domestic supply chain	163,155	177,848	509,196	533,605
International	32,554	33,250	94,671	100,605

Total revenues	302,715	323,588	941,175	996,948

Cost of sales:
Domestic Company-owned stores	60,215	67,937	187,491	213,026
Domestic supply chain	145,848	162,454	455,149	484,762
International	13,501	14,477	40,608	44,644

Total cost of sales	219,564	244,868	683,248	742,432

Operating margin	83,151	78,720	257,927	254,516

General and administrative	42,701	38,483	132,255	111,377

Income from operations	40,450	40,237	125,672	143,139

Interest income	103	447	681	1,986
Interest expense	(24,631)	(26,125)	(77,630)	(78,411)
Other	14,290	—	48,402	—

Income before provision for income taxes	30,212	14,559	97,125	66,714
Provision for income taxes	12,383	4,463	40,999	23,769

Net income	$17,829	$10,096	$56,126	$42,945

Earnings per share:
Common stock – basic	$0.31	$0.18	$0.98	$0.74
Common stock – diluted	0.31	0.17	0.97	0.73

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)	Three Fiscal Quarters Ended
	September 6, 2009	September 7, 2008
Cash flows from operating activities:
Net income	$56,126	$42,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,783	20,717
Gains on debt extinguishment	(48,402)	—
(Gains) losses on sale/disposal of assets	487	(12,678)
Amortization of deferred financing costs, debt discount and other	6,039	5,334
Provision for deferred income taxes	16,216	4,600
Non-cash compensation expense	13,163	5,962
Other	2,490	5,298
Changes in operating assets and liabilities	(8,090)	(33,265)

Net cash provided by operating activities	54,812	38,913

Cash flows from investing activities:
Capital expenditures	(13,539)	(13,142)
Proceeds from sale of assets	3,310	24,703
Changes in restricted cash	(8,401)	9,661
Other	(775)	613

Net cash (used in) provided by investing activities	(19,405)	21,835

Cash flows from financing activities:
Proceeds from issuance of common stock	3,191	3,285
Purchase of common stock	—	(41,130)
Proceeds from issuance of long-term debt	59,382	3,000
Repayments of long-term debt and capital lease obligation	(94,872)	(18,205)
Cash paid for financing costs	(423)	(166)
Proceeds from exercise of stock options	737	912
Tax benefit from stock options	334	240
Other	(15)	—

Net cash used in financing activities	(31,666)	(52,064)

Effect of exchange rate changes on cash and cash equivalents	(384)	98

Change in cash and cash equivalents	3,357	8,782

Cash and cash equivalents, at beginning of period	45,372	11,344

Cash and cash equivalents, at end of period	$48,729	$20,126

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 6, 2009

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended December 28, 2008 included in our annual report on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 6, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2010.

2.	Comprehensive Income

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 6, 2009	September 7, 2008	September 6, 2009	September 7, 2008
Net income	$17,829	$10,096	$56,126	$42,945
Reclassification adjustment for losses included in net income, net of tax	204	303	840	905
Currency translation adjustment, net of tax	16	(191)	173	(367)

Comprehensive income	$18,049	$10,208	$57,139	$43,483

3.	Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended September 6, 2009 and September 7, 2008
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2009	$107,006	$181,401	$32,554	$(18,246)	$—	$302,715
2008	112,490	201,206	33,250	(23,358)	—	323,588
Income from operations –
2009	$25,375	$11,644	$15,547	N/A	$(12,116)	$40,450
2008	24,334	10,209	14,957	N/A	(9,263)	40,237
Segment Income –
2009	$27,629	$13,355	$15,642	N/A	$(7,318)	$49,308
2008	25,039	11,974	15,051	N/A	(4,562)	47,502

	Three Fiscal Quarters Ended September 6, 2009 and September 7, 2008
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2009	$337,308	$568,570	$94,671	$(59,374)	$—	$941,175
2008	362,738	604,763	100,605	(71,158)	—	996,948
Income from operations –
2009	$83,396	$37,570	$42,915	N/A	$(38,209)	$125,672
2008	94,413	32,756	45,731	N/A	(29,761)	143,139
Segment Income –
2009	$90,552	$42,663	$43,192	N/A	$(20,086)	$156,321
2008	88,871	38,152	46,038	N/A	(14,476)	158,585

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 6, 2009	September 7, 2008	September 6, 2009	September 7, 2008
Total Segment Income	$49,308	$47,502	$156,321	$158,585
Depreciation and amortization	(5,506)	(6,809)	(16,783)	(20,717)
Gains (losses) on sale/disposal of assets	(26)	1,699	(487)	12,678
Other non-cash compensation expense	(3,326)	(2,155)	(8,442)	(5,962)
Expenses for 2009 stock option plan changes	—	—	(4,937)	—
Separation and related expenses	—	—	—	(1,445)

Income from operations	40,450	40,237	125,672	143,139

Interest income	103	447	681	1,986
Interest expense	(24,631)	(26,125)	(77,630)	(78,411)
Other	14,290	—	48,402	—

Income before provision for income taxes	$30,212	$14,559	$97,125	$66,714

4.	Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 6, 2009	September 7, 2008	September 6, 2009	September 7, 2008
Net income available to common stockholders – basic and diluted	$17,829	$10,096	$56,126	$42,945

Basic weighted average number of shares	57,499,085	57,079,022	57,276,668	58,188,646
Earnings per share – basic	$0.31	$0.18	$0.98	$0.74
Diluted weighted average number of shares	57,981,137	58,042,743	57,680,513	58,859,220
Earnings per share – diluted	$0.31	$0.17	$0.97	$0.73

The denominator in calculating diluted earnings per share for common stock for the third quarter of 2009 does not include 8,661,245 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator in calculating diluted earnings per share for common stock for the first three quarters of 2009 does not include 8,981,563 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for common stock for the third quarter of 2008 does not include 7,839,519 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for common stock for the first three quarters of 2008 does not include 7,815,519 options to purchase common stock, as the effect of including these options would have been anti-dilutive.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and should be included in the computation of both basic and diluted earnings per share using the two-class method. FSP EITF 03-6-1 is effective for the Company in the current fiscal year beginning December 29, 2008. The Company evaluated the impact of FSP EITF 03-6-1 and determined that the basic and diluted earnings per share amounts as reported are equivalent to the basic and diluted earnings per share amounts calculated under FSP EITF 03-6-1 for all periods presented. Therefore, the Company did not apply the provisions of FSP 03-6-1 in calculating its basic and diluted earnings per share.

5.	Debt Repurchases

During the third quarter of 2009, the Company repurchased and retired approximately $71.8 million in principal amount of its 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 (Class A-2 Notes). The total purchase price for the repurchases was approximately $57.8 million, including $0.3 million of accrued interest. During the first three quarters of 2009, the Company repurchased and retired approximately $140.0 million in principal amount of its Class A-2 Notes for a total purchase price of approximately $92.4 million, including $0.7 million of accrued interest. These activities resulted in pre-tax gains of approximately $14.3 million in the third quarter of 2009 and $48.4 million in the first three quarters of 2009, which were recorded in Other in the Company’s consolidated statements of income. In connection with the aforementioned transactions, the Company wrote-off deferred financing fees of approximately $0.8 million in the third quarter of 2009 and approximately $1.7 million in the first three quarters of 2009, which were recorded in interest expense in the Company’s consolidated statements of income.

Subsequent to the third quarter of 2009, the Company repurchased and retired an additional $20.9 million in principal amount of its Class A-2 Notes for a total purchase price of approximately $17.5 million, including $0.2 million of accrued interest, that resulted in a pre-tax gain of approximately $3.6 million. The pre-tax gain will be recorded in the fourth quarter of 2009 in Other in the Company’s consolidated statements of income. This $20.9 million principal amount of Class A-2 Notes is classified as a current liability in the Company’s consolidated balance sheet as of September 6, 2009.

6.	Letters of Credit and Variable Funding Notes

During the third quarter of 2009, Domino’s Pizza LLC (DPL), a wholly-owned subsidiary of the Company, entered into a Letter of Credit Agreement (the L/C Agreement) pursuant to which the counterparty may issue, at DPL’s request, up to $50.0 million of standby letters of credit (the Commitment) for the account of DPL and its subsidiaries. Pursuant to the L/C Agreement, DPL will maintain a cash collateral account holding an amount equal to 105% of any outstanding letters of credit and pay to the counterparty quarterly commitment fees of 0.375% per annum of the unused portion of the Commitment and quarterly letter of credit fees of 0.75% per annum of the undrawn face amount of any outstanding letters of credit. During the third quarter of 2009, the counterparty issued $33.5 million of standby letters of credit and the Company restricted an additional $35.2 million of cash on its consolidated balance sheet as collateral for these outstanding letters of credit. These letters of credit primarily relate to our insurance programs and supply chain center leases.

As a result of and concurrent with the L/C Agreement, the Company terminated substantially all of its pre-existing letters of credit in order to provide additional borrowing availability under its variable funding notes. During the third quarter of 2009, the Company borrowed an additional $35.1 million under the variable funding notes. Subsequent to the third quarter of 2009, the Company borrowed an additional $1.2 million on the variable funding notes and currently has no remaining borrowing capacity available under the $60.0 million variable funding notes facility.

7.	Income Taxes

During the third quarter of 2009, the Company reduced the liability for unrecognized tax benefits related to certain state income tax matters. Approximately $300,000 of the decrease was related to gross unrecognized tax benefits and approximately $62,000 of the decrease was related to interest and penalties. Of these amounts, approximately $197,000 decreased the Company’s effective tax rate.

During the first three quarters of 2009, the Company increased the liability for unrecognized tax benefits related to certain state income tax matters. Approximately $1.9 million of the increase was related to gross unrecognized tax benefits and approximately $575,000 was related to interest and approximately $449,000 was related penalties. Of these amounts, approximately $1.7 million increased the Company’s effective tax rate.

During 2008, the Company reduced the liability for unrecognized tax benefits related to certain state income tax matters. Specifically, in the third quarter of 2008 approximately $1.0 million of the reduction was related to gross unrecognized tax benefits and approximately $2.6 million of the reduction in the first three quarters of 2008 was related to gross unrecognized tax benefits. In the third quarter of 2008, approximately $400,000 of the reduction was related to interest and approximately $700,000 was related to penalties. In the first three quarters of 2008, approximately $1.0 million was related to interest and approximately $1.2 million was related to penalties. In connection with these items, the Company’s effective tax rate was reduced by approximately $1.4 million in the third quarter of 2008 and $3.0 million in the first three quarters of 2008.

8.	Fair Value Measurements

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

In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company elected this one-year deferral and began applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis in the current fiscal year beginning December 29, 2008. The Company had no nonrecurring measurements recognized at fair value during the three fiscal quarters ended September 6, 2009. We generally apply fair value techniques on a nonrecurring basis associated with (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following table summarizes the carrying amounts and fair values of certain assets at September 6, 2009:

	At September 6, 2009
	Carrying Amount	Fair Value Estimated Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$43,652	$43,652	$—	$—
Restricted cash equivalents	49,949	49,949	—	—
Investments in marketable securities	1,291	1,291	—	—

At September 6, 2009, management estimates that the over $1.4 billion of outstanding Class A-2 Notes had a fair value of approximately $1.2 billion and the $100.0 million of outstanding fixed rate subordinated notes had a fair value of approximately $58.7 million. We believe that these decreases in fair value from their carrying amounts are primarily due to current economic conditions and the current state of the credit markets for similar debt instruments. The Company determined the estimated fair value amounts by using recent trade activity, available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

9.	Stock Compensation

In March 2009, the Company’s Board of Directors authorized a stock option exchange program that allowed eligible employees the opportunity to exchange certain options granted under the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Plan) for a lesser number of replacement options with lower exercise prices. The Company’s shareholders approved the stock option exchange program at the 2009 Annual Meeting of Shareholders, held on April 28, 2009, and the Company executed the program in the second quarter of 2009. This amendment was accounted for as a modification in accordance with the guidance in SFAS No. 123(R), Share-Based Payments (SFAS 123(R)). The incremental value to the option holders created as a result of the modification is being recognized as additional compensation expense over the remaining service period. This amount was calculated to be approximately $1.3 million (after-tax), of which approximately $0.1 million (after-tax) was recognized in the third quarter of 2009; and $0.7 million (after-tax) was recognized during the first three quarters of 2009.

Separately, and as previously announced, the Company’s Board of Directors authorized management to amend existing stock option agreements currently issued under the 2004 Plan, and all future stock option agreements issued under the 2004 Plan. These amendments provide for accelerated vesting and extended exercise periods upon the retirement of option holders who have achieved specified service and age requirements. The amended terms of the relevant stock option agreements became effective in the second quarter of 2009. The amendments to the existing awards were accounted for as a modification in accordance with the guidance in SFAS 123(R). The incremental value to option holders created as a result of the modification is being recognized as additional compensation expense over the remaining service period. This amount was calculated to be approximately $0.3 million (after-tax), of which approximately $0.2 million (after-tax) was recognized during the first three quarters of 2009. Additionally, the Company is required to accelerate previously unrecognized compensation expense that it would have been required to expense in future periods for these stock options. This resulted in the acceleration of approximately $2.1 million (after-tax) of compensation expense in the second quarter of 2009 for employees who accepted the amendment and who will meet the specified service and age requirements prior to the original vesting date. The $2.1 million (after-tax) of compensation expense recognized in the second quarter of 2009 was not incremental expense, but merely an acceleration of expense that would have been recognized in future periods.

During the third quarter of 2009, the Company issued approximately 687,000 shares of performance-based restricted stock to certain employees of the Company. The performance-based restricted stock awards are separated into three tranches and have time-based and performance-based vesting conditions with the last tranche vesting three years from the issuance date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. These awards are considered granted for SFAS 123(R) accounting purposes when the performance target is set, which is generally in the fourth quarter of each year. During the third quarter of 2009, the Company recognized approximately $524,000 of expense in general and administrative expenses related to the first tranche of these awards.

10.	New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company does not currently hold derivative instruments and was not impacted by the adoption of SFAS 161.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires public companies to evaluate subsequent events through the date the financial statements are issued. This standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 in the third quarter of 2009. The Company evaluated subsequent events occurring after September 6, 2009 through the date the financial statements were issued and filed with the Securities and Exchange Commission on October 13, 2009. The Company determined there were no additional subsequent events that required recognition or disclosure.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity; and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2009 third quarter referenced herein represents the twelve-week period ended September 6, 2009, while 2008 third quarter represents the twelve-week period ended September 7, 2008. The 2009 first three quarters referenced herein represents the thirty-six week period ended September 6, 2009, while the 2008 first three quarters represents the thirty-six week period ended September 7, 2008.

Overview

We are the number one pizza delivery company in the United States and have a leading international presence. We operate through a network of Company-owned stores, all of which are in the United States, and franchise stores located in all 50 states and in more than 60 countries. In addition, we operate regional dough manufacturing and supply chain centers in the United States and Canada. In 2009, we converted one of our dough manufacturing and supply chain centers in the United States to a thin crust manufacturing and supply chain center. This facility will supply the majority of thin crust product for our domestic stores.

Our financial results are driven largely by retail sales at our Company-owned and franchise stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase both same store sales and our store counts. Retail sales drive Company-owned store revenues, royalty payments from franchisees and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the results of our marketing promotions, our ability to execute our store operating model, the overall global economic environment and other business strategies.

	Third Quarter of 2009		Third Quarter of 2008		First Three Quarters of 2009		First Three Quarters of 2008
Global retail sales growth	(1.9)%		+2.4%		(3.7)%		+4.2%

Same store sales growth:
Domestic Company-owned stores	(2.0)%		(3.4)%		(1.8)%		(2.2)%
Domestic franchise stores	+0.3%		(6.4)%		+0.2%		(6.0)%

Domestic stores	0.0%		(6.1)%		0.0%		(5.6)%

International stores	+2.7%		+5.4%		+4.5%		+7.0%

Store counts (at end of period):
Domestic Company-owned stores	481		512
Domestic franchise stores	4,456		4,574

Domestic stores	4,937		5,086
International stores	3,949		3,640

Total stores	8,886		8,726

Income statement data:

Total revenues	$302.7	100.0%	$323.6	100.0%	$941.2	100.0%	$996.9	100.0%

Cost of sales	219.6	72.5%	244.9	75.7%	683.2	72.6%	742.4	74.5%
General and administrative	42.7	14.1%	38.5	11.9%	132.3	14.1%	111.4	11.2%

Income from operations	40.5	13.4%	40.2	12.4%	125.7	13.4%	143.1	14.4%
Interest expense, net	(24.5)	(8.1)%	(25.7)	(7.9)%	(76.9)	(8.2)%	(76.4)	(7.7)%
Other	14.3	4.7%	—	—	48.4	5.1%	—	—

Income before provision for income taxes	30.2	10.0%	14.6	4.5%	97.1	10.3%	66.7	6.7%
Provision for income taxes	12.4	4.1%	4.5	1.4%	41.0	4.4%	23.8	2.4%

Net income	$17.8	5.9%	$10.1	3.1%	$56.1	6.0%	$42.9	4.3%

During the third quarter and first three quarters of 2009, we continued our trend of positive international same store sales growth and store count growth. Our domestic same stores sales were flat in both the third quarter and first three quarters of 2009, which we believe demonstrates the stability of our business during these tough economic times. We continued to experience net negative domestic store growth as a result of continued economic challenges and our continued efforts on exiting underperforming franchisees from the system. We also continuously evaluate our domestic Company-owned stores for viability. These evaluations have in the past led us to alter our store mix and may lead us in the future to close or refranchise additional stores. We believe all of these efforts will allow us to strengthen our overall system of stores. However, our international division continues to grow, which resulted in positive global store growth during the third quarter of 2009. We believe our new product platforms, investments made in the Company, including marketing and technology initiatives, and improved margins have positioned us well for the future.

Global retail sales, comprised of retail sales results at both our franchise and Company-owned stores worldwide, declined 1.9% in the third quarter of 2009 and declined 3.7% in the first three quarters of 2009. This was driven primarily by the negative impact of foreign currency exchange rates on our international sales. However, when excluding the impact of changes in foreign currency exchange rates, global retail sales increased during the third quarter and first three quarters of 2009, driven primarily by same store sales growth in our international markets as well as an increase in our worldwide store counts during the trailing four quarters. International same store sales growth reflected continued strong performance in the key markets where we compete. The third quarter and first three quarters of 2009 also benefited from same store sales growth in our domestic franchise stores which reflected the success of several initiatives, including the launch of two new product platforms: Domino’s Breadbowl Pasta TM and Domino’s American Legends TM pizzas, as well as the introduction of Domino’s Chocolate Lava Crunch Cakes.

Revenues decreased $20.9 million, down 6.5% in the third quarter of 2009; and decreased $55.8 million, down 5.6% in the first three quarters of 2009. These decreases were a result of lower domestic supply chain revenues (driven primarily by lower cheese prices), lower Company-owned store revenues resulting from the impact of the store divestitures in 2008, and lower international revenues due to the impact of changes in foreign currency exchange rates.

Income from operations increased $0.3 million, up 0.5% in the third quarter of 2009; and decreased $17.4 million, down 12.2% in the first three quarters of 2009. The increase in the third quarter of 2009 was due primarily to higher margins in our Company-owned stores, domestic supply chain and international businesses as well as lower bad debt expense. The increase was offset in part by the impact of $1.8 million of gains recorded in the third quarter of 2008 on the sale of certain Company-owned stores, higher variable administrative labor and the negative impact of foreign currency exchange rates in our international business. The decrease in the first three quarters of 2009 was due primarily to higher income from operations in the first three quarters of 2008 during which the Company benefited from $13.0 million of gains on the sale of certain Company-owned stores to franchisees. The gains in the first three quarters of 2008 were offset in part by approximately $1.4 million of separation and other costs recorded related primarily to the Company’s restructuring action. Additionally, the first three quarters of 2009 were negatively impacted by approximately $4.9 million of expenses incurred in connection with the stock option exchange program as well as the incremental expense and acceleration of expense for the retirement provision added to existing stock option agreements. Furthermore, the first three quarters of 2009 were negatively impacted by changes in foreign currency exchange rates affecting our international operations and higher variable administrative labor. These decreases were offset in part by higher margins in our Company-owned stores and domestic supply chain business in 2009.

Net income increased $7.7 million, up 76.6% in the third quarter of 2009; and increased $13.2 million, up 30.7% in the first three quarters of 2009. The increase in the third quarter of 2009 was due primarily to $14.3 million of pre-tax gains recorded on the extinguishment of debt, lower interest expense resulting primarily from our lower debt balances and the aforementioned increase in income from operations. The increase in the first three quarters of 2009 was due primarily to $48.4 million of pre-tax gains recorded on the extinguishment of debt. The impact of the gain was partially offset by the aforementioned decrease in income from operations.

Revenues

	Third Quarter of 2009		Third Quarter of 2008		First Three Quarters of 2009		First Three Quarters of 2008
Domestic Company-owned stores	$72.7	24.0%	$77.8	24.0%	$230.4	24.5%	$255.9	25.7%
Domestic franchise	34.3	11.3%	34.7	10.7%	106.9	11.4%	106.9	10.7%
Domestic supply chain	163.2	53.9%	177.8	55.0%	509.2	54.1%	533.6	53.5%
International	32.6	10.8%	33.3	10.3%	94.7	10.0%	100.6	10.1%

Total revenues	$302.7	100.0%	$323.6	100.0%	$941.2	100.0%	$996.9	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties from our franchise stores and sales of food, equipment and supplies from our supply chain centers to the majority of our domestic franchise stores. Company-owned store and franchise store revenues may vary significantly from period to period due to changes in store count mix while supply chain revenues may vary significantly as a result of fluctuations in commodity prices, primarily cheese and meats.

Domestic Stores Revenues

	Third Quarter of 2009		Third Quarter of 2008		First Three Quarters of 2009		First Three Quarters of 2008
Domestic Company-owned stores	$72.7	67.9%	$77.8	69.2%	$230.4	68.3%	$255.9	70.5%
Domestic franchise	34.3	32.1%	34.7	30.8%	106.9	31.7%	106.9	29.5%

Domestic stores	$107.0	100.0%	$112.5	100.0%	$337.3	100.0%	$362.7	100.0%

Domestic stores revenues decreased $5.5 million, down 4.9% in the third quarter of 2009; and decreased $25.4 million, down 7.0% in the first three quarters of 2009. These decreases were due primarily to the reduction of Company-owned store revenues resulting from the 2008 store divestitures and lower domestic Company-owned same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $5.1 million, down 6.6% in the third quarter of 2009; and decreased $25.5 million, down 9.9% in the first three quarters of 2009. These decreases were due primarily to the store divestitures in 2008 and lower same store sales. Domestic Company-owned same store sales decreased 2.0% in the third quarter of 2009; and decreased 1.8% in the first three quarters of 2009, compared to a decrease of 3.4% in the third quarter of 2008 and a decrease of 2.2% in the first three quarters of 2008. There were 481 Company-owned stores in operation at the end of the third quarter of 2009, versus 512 at the end of the third quarter of 2008.

Domestic Franchise Revenues

Revenues from domestic franchise operations decreased $0.4 million, down 1.1% in the third quarter of 2009, due primarily to a decrease in the average number of domestic franchise stores open during 2009. This was offset in part by higher same store sales. Domestic franchise revenues were flat in the first three quarters of 2009 resulting from higher same store sales, offset by a decrease in the average number of domestic franchise stores open during 2009. Domestic franchise same store sales increased 0.3% in the third quarter of 2009 and increased 0.2% in the first three quarters of 2009. This compared to a decrease of 6.4% in the third quarter of 2008 and a decrease of 6.0% in the first three quarters of 2008. There were 4,456 domestic franchise stores in operation at the end of the third quarter of 2009, versus 4,574 at the end of the third quarter of 2008.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations decreased $14.6 million, down 8.3% in the third quarter of 2009; and decreased $24.4 million, down 4.6% in the first three quarters of 2009. These decreases were due primarily to lower food prices, primarily cheese. The published cheese block price-per-pound averaged $1.19 in the third quarter of 2009 and averaged $1.21 in the first three quarters of 2009. This was down from $1.98 and $1.94 in the comparable periods in 2008. Had the 2009 average cheese prices been in effect during 2008, domestic supply chain revenues for the third quarter of 2008 would have been approximately $12.8 million lower than the reported 2008 amounts; and domestic supply chain revenues for the first three quarters of 2008 would have been approximately $37.6 million lower than the reported 2008 amounts.

International Revenues

	Third Quarter of 2009		Third Quarter of 2008		First Three Quarters of 2009		First Three Quarters of 2008
International royalty and other	$17.4	53.3%	$17.5	52.5%	$49.8	52.5%	$51.9	51.6%
International supply chain	15.2	46.7%	15.8	47.5%	44.9	47.5%	48.7	48.4%

International	$32.6	100.0%	$33.3	100.0%	$94.7	100.0%	$100.6	100.0%

International revenues consist primarily of royalties from our international franchise stores and to a lesser extent, international supply chain sales. Revenues from international operations decreased $0.7 million, down 2.1% in the third quarter of 2009; and decreased $5.9 million, down 5.9% in the first three quarters of 2009. These decreases were comprised of a $0.1 million decrease in the third quarter, and a $2.1 million decrease in the first three quarters, in royalty and other revenues and a $0.6 million decrease in the third quarter, and a $3.8 million decrease in the first three quarters, in supply chain revenues. The decreases in international royalty and other revenues were primarily due to the negative impact of changes in foreign currency exchange rates of approximately $2.3 million in the third quarter and approximately $9.3 million in the first three quarters, as a result of the strengthening of the U.S. dollar compared to the currencies in the international markets in which we compete. These decreases in international royalty and other revenues were offset in part by higher same store sales and an increase in the average number of international stores open during 2009. The decreases in international supply chain revenues were also primarily due to the negative impact of changes in foreign currency exchange rates.

On a constant dollar basis, same store sales increased 2.7% in the third quarter of 2009 and increased 4.5% in the first three quarters of 2009. This compared to an increase of 5.4% in the third quarter of 2008 and an increase of 7.0% in the first three quarters of 2008. On a historical dollar basis, same store sales decreased 9.3% in the third quarter of 2009 and decreased 12.7% in the first three quarters of 2009. This compared to an increase of 7.7% in the third quarter of 2008 and an increase of 12.1% in the first three quarters of 2008. The variance in our same store sales on a constant dollar basis versus a historical dollar basis further highlights the impact of the strengthening of the U.S. dollar. There were 3,949 international stores in operation at the end of the third quarter of 2009, versus 3,640 at the end of the third quarter of 2008.

Cost of Sales / Operating Margin

	Third Quarter of 2009		Third Quarter of 2008		First Three Quarters of 2009		First Three Quarters of 2008
Consolidated revenues	$302.7	100.0%	$323.6	100.0%	$941.2	100.0%	$996.9	100.0%
Consolidated cost of sales	219.6	72.5%	244.9	75.7%	683.2	72.6%	742.4	74.5%

Consolidated operating margin	$83.2	27.5%	$78.7	24.3%	$257.9	27.4%	$254.5	25.5%

Consolidated cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $4.5 million, up 5.6% in the third quarter of 2009; and increased $3.4 million, up 1.3% in the first three quarters of 2009. These increases were due primarily to higher margins in our domestic supply chain and domestic Company-owned store businesses, as described in more detail below.

As a percentage of revenues, the consolidated operating margin increased 3.2 percentage points in the third quarter of 2009 and increased 1.9 percentage points in the first three quarters of 2009. These increases were due primarily to a market decrease in overall food prices, primarily cheese, which benefited our domestic Company-owned store and domestic supply chain margins as a percentage of revenues.

The consolidated operating margin as a percentage of revenues benefited from lower cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2009 average cheese prices had been in effect during 2008, this impact on supply chain margins would have caused the consolidated operating margin to be approximately 25.3% of total revenues for the third quarter of 2008 and to be approximately 26.5% of total revenues for the first three quarters of 2008. This was versus the reported 24.3% and 25.5% in the comparable periods.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Third Quarter of 2009		Third Quarter of 2008		First Three Quarters of 2009		First Three Quarters of 2008
Revenues	$72.7	100.0%	$77.8	100.0%	$230.4	100.0%	$255.9	100.0%
Cost of sales	60.2	82.8%	67.9	87.3%	187.5	81.4%	213.0	83.3%

Store operating margin	$12.5	17.2%	$9.9	12.7%	$42.9	18.6%	$42.9	16.7%

The domestic Company-owned store operating margin increased $2.6 million, up 26.4% in the third quarter of 2009; and was flat in the first three quarters of 2009. The increase in the third quarter of 2009 was due primarily to lower overall food costs (primarily cheese), delivery costs and occupancy costs. This increase in Company-owned store operating margin was offset in part by the impact of the 2008 store divestitures and, to a lesser extent, lower same store sales.

As a percentage of store revenues, the store operating margin increased 4.5 percentage points in the third quarter of 2009 and increased 1.9 percentage points in the first three quarters of 2009, as discussed in more detail below.

As a percentage of store revenues, food costs decreased 4.2 percentage points to 24.8% in the third quarter of 2009 and decreased 2.2 percentage points to 25.2% in the first three quarters of 2009. These decreases were due primarily to lower cheese prices. The cheese block price-per-pound averaged $1.19 in the third quarter of 2009 and $1.21 in the first three quarters of 2009. This compared to $1.98 in the third quarter of 2008 and $1.94 in the first three quarters of 2008.

As a percentage of store revenues, labor and related costs increased 0.7 percentage points to 33.0% in the third quarter of 2009 and increased 0.2 percentage points to 32.3% in the first three quarters of 2009. These were due primarily to increases in minimum wage rates.

As a percentage of store revenues, occupancy costs (which include rent, telephone, utilities and depreciation), decreased 0.5 percentage points to 13.0% in the third quarter of 2009 and were flat at 12.2% in the first three quarters of 2009. Lower gas and electric rates contributed to the decreases in the third quarter of 2009.

As a percentage of store revenues, insurance costs were flat at 3.5% in the third quarter of 2009 and increased 0.1 percentage points to 3.4% in the first three quarters of 2009.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	Third Quarter of 2009		Third Quarter of 2008		First Three Quarters of 2009		First Three Quarters of 2008
Revenues	$163.2	100.0%	$177.8	100.0%	$509.2	100.0%	$533.6	100.0%
Cost of sales	145.8	89.4%	162.4	91.3%	455.1	89.4%	484.8	90.8%

Supply Chain operating margin	$17.3	10.6%	$15.4	8.7%	$54.0	10.6%	$48.8	9.2%

The domestic supply chain operating margin increased $1.9 million, up 12.4% in the third quarter of 2009; and increased $5.2 million, up 10.7% in the first three quarters of 2009. These increases were due primarily to lower food costs (primarily cheese), lower fuel costs and operating efficiencies.

As a percentage of supply chain revenues, the supply chain operating margin increased 1.9 percentage points in the third quarter of 2009; and increased 1.4 percentage points in the first three quarters of 2009. This was due primarily to lower food prices and efficiencies gained at the supply chain centers through reduced delivery frequency and cost reductions. Decreases in certain food prices have a positive effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2009 cheese prices been in effect during 2008, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 9.3% for the third quarter of 2008 and approximately 9.8% for the first three quarters of 2008, resulting in a domestic supply chain operating margin increase of 0.6 percentage points in both the third quarter and first three quarters of 2008.

General and Administrative Expenses

General and administrative expenses increased $4.2 million, up 11.0% in the third quarter of 2009; and increased $20.9 million, up 18.7% in the first three quarters of 2009. The increase in the third quarter of 2009 was due primarily to higher administrative labor, offset in part by the effect of $1.8 million of gains recorded in the third quarter of 2008 related to the sale of certain Company-owned stores. The increase in labor included variable bonus and investments in franchise audit and training initiatives. This increase was partially offset by lower bad debt expense. The increase in the first three quarters of 2009 was due primarily to the effect of $13.0 million of gains recorded in the first three quarters of 2008, related to the sale of certain Company-owned operations. Additionally, general and administrative expenses in the first three quarters of 2009 were negatively impacted by higher administrative labor. Further, general and administrative expenses in the first three quarters of 2009 were negatively impacted by approximately $4.9 million of expenses incurred in connection with the stock option exchange program and the incremental expense and acceleration of expense for the retirement provision added to existing stock option agreements. These increases were offset in part by approximately $1.4 million of separation and other costs recorded in the first three quarters of 2008 related primarily to the Company’s restructuring action, $2.0 million of net proceeds received in the second quarter of 2009 for an insurance settlement, lower depreciation expense and lower bad debt expense.

Interest Expense

Interest expense decreased $1.5 million to $24.6 million in the third quarter of 2009 and decreased $0.8 million to $77.6 million in the first three quarters of 2009, due primarily to lower debt balances attributable to the Company’s debt repurchases. These decreases were offset in part by write-offs of deferred financing fees related to the extinguishment of debt of $0.8 million in the third quarter of 2009 and $1.7 million in the first three quarters of 2009.

The Company’s cash borrowing rate was 6.0% in both the third quarter and first three quarters of 2009, which was down 0.1 percentage point compared to the third quarter and first three quarters of 2008. The Company’s average outstanding debt balance, excluding capital lease obligations, was approximately $1.6 billion in the third quarter of 2009 and $1.7 billion in the first three quarters of 2009 compared to $1.7 billion for the corresponding periods in 2008. The decreases in the cash borrowing rate in the third quarter and first three quarters of 2009 were due primarily to lower borrowing rates on our variable funding notes, while the lower average outstanding debt balance in the third quarter of 2009 was the result of debt repurchases.

Other

The other amount of $14.3 million in the third quarter of 2009 and $48.4 million in the first three quarters of 2009 represents the gains recognized on the repurchase and retirement of principal on the Class A-2 Notes of $71.8 million in the third quarter of 2009 and $140.0 million in the first three quarters of 2009.

Provision for Income Taxes

Provision for income taxes increased $7.9 million to $12.4 million in the third quarter of 2009 and increased $17.2 million to $41.0 million in the first three quarters of 2009. The effective tax rate was 41.0% in the third quarter of 2009 and 42.2% in the first three quarters of 2009. This compared to 30.7% in the third period of 2008 and 35.6% in the first three quarters of 2008. The effective rate for the first three quarters of 2009 was negatively impacted by reserve adjustments related to certain state income tax matters. The effective rates in 2008 were positively impacted by reserve adjustments related to certain state income tax matters.

Liquidity and Capital Resources

As of September 6, 2009, we had working capital of $19.4 million, excluding restricted cash and cash equivalents of $87.3 million and including total unrestricted cash and cash equivalents of $48.7 million. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale; and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to service our debt obligations, invest in our business and repurchase common stock, reduce our working capital amounts. As of September 6, 2009, the Company had approximately $35.2 million of cash held as collateral for outstanding letters of credit, $32.8 million of cash held for future interest payments, $10.0 million of cash held for capitalization of certain subsidiaries, $8.8 million of cash held in interest reserves and $0.5 million of other restricted cash, for a total of $87.3 million of restricted cash and cash equivalents. During the third quarter of 2009, the Company reclassified $17.6 million of cash from restricted to unrestricted cash and cash equivalents, as it met the predetermined required debt ratios.

As of September 6, 2009, we had approximately $1.62 billion of long-term debt, of which $21.3 million was classified as a current liability. Our primary sources of liquidity are cash flows from operations. As of September 6, 2009, the Company had no borrowing capacity available under its $60.0 million variable funding notes, net of letters of credit issued of $3.6 million. During the third quarter of 2009, DPL, a wholly-owned subsidiary of the Company, entered into the L/C Agreement, pursuant to which the counterparty may issue, at DPL’s request, up to $50.0 million of standby letters of credit for the account of DPL and its subsidiaries. Pursuant to the L/C Agreement, DPL will maintain a cash collateral account holding an amount equal to 105% of any outstanding letters of credit and pay to the counterparty quarterly commitment fees of 0.375% per annum of the unused portion of the standby letters of credit and quarterly letter of credit fees of 0.75% per annum of the undrawn face amount of any outstanding letters of credit. During the third quarter of 2009, the counterparty issued $33.5 million of standby letters of credit and the Company restricted an additional $35.2 million of cash on its consolidated balance sheet as collateral for these outstanding letters of credit. These letters of credit primarily relate to our insurance programs and supply chain center leases.

As a result of, and concurrent with the execution of the L/C Agreement, the Company terminated substantially all of its pre-existing letters of credit which provided additional borrowing availability under its variable funding notes. During the third quarter of 2009, the Company borrowed an additional $35.1 million under the variable funding notes. Subsequent to the third quarter of 2009, the Company borrowed an additional $1.2 million on the variable funding notes and currently has no borrowing capacity available under its $60.0 million variable funding notes facility. During the first three quarters of 2009, the Company borrowed approximately $59.4 million under the variable funding notes and repaid $3.0 million of those borrowings.

The net borrowings under the variable funding notes were used in combination with cash on hand to fund the repurchase and retirement of a portion of the outstanding Class A-2 Notes. During the third quarter of 2009, the Company repurchased and retired approximately $71.8 million of principal of its outstanding Class A-2 Notes for a total purchase price of approximately $57.8 million, including $0.3 million of accrued interest. During the first three quarters of 2009, the Company repurchased and retired approximately $140.0 million of principal of its outstanding Class A-2 Notes for a total purchase price of approximately $92.4 million, including $0.7 million of accrued interest. Subsequent to the third quarter of 2009, the Company repurchased and retired $20.9 million of principal of its outstanding Class A-2 Notes for a total purchase price of approximately $17.5 million, including $0.2 million of accrued interest.

We have historically funded our working capital requirements, capital expenditures, debt repayments and share repurchases primarily from our cash flows from operations and, when necessary, our available borrowings under the variable funding notes. We did not have any material commitments for capital expenditures as of September 6, 2009.

Cash provided by operating activities was $54.8 million in first three quarters of 2009 and $38.9 million in the first three quarters of 2008. The $15.9 million increase was due primarily to a $25.2 million net change in operating assets and liabilities, due primarily to the timing of payments of current operating liabilities. This was offset in part by a $9.3 million decrease in net income before the impact of non-cash adjustments.

Cash used in investing activities was $19.4 million in the first three quarters of 2009; and cash provided by investing activities was $21.8 million in the first three quarters of 2008. The $41.2 million net change was due primarily to a $21.4 million decrease in proceeds from the sale of assets primarily as a result of the sale of certain Company-owned operations in 2008 and an $18.1 million change in restricted cash and cash equivalents.

Cash used in financing activities was $31.7 million in the first three quarters of 2009 and $52.1 million in the first three quarters of 2008. The $20.4 million decrease was due primarily to a $41.1 million decrease in purchases of common stock and a $56.4 million increase in the proceeds from issuance of long-term debt, offset in part by a $76.7 million increase in repayments of long-term debt and capital lease obligations.

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

New Accounting Pronouncements

The Company considered relevant recently issued accounting pronouncements during the third quarter and first three quarters of 2009, as discussed in Footnote 10 of the Notes to Condensed Consolidated Financial Statements, included in this Form 10-Q.

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. These forward-looking statements relating to our anticipated profitability, ability to service our indebtedness, our operating performance, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by Domino’s and other food-industry competitors; the ongoing profitability of our franchisees; and the ability of Domino’s and our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weakening consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations (“cautionary statement”) are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that our outstanding from time to time. Management actively monitors this exposure when present. As of September 6, 2009, we had $56.4 million of outstanding variable funding note borrowings. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until April 2012. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

The Company is exposed to market risk from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. We may periodically enter into financial instruments to manage this risk. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In instances where we use forward pricing agreements with our suppliers, we use these agreements to cover our physical commodity needs, the agreements are not net-settled and are accounted for as normal purchases.

Item 4.	Controls and Procedures.

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

During the quarterly period ended September 6, 2009, there were no changes in Domino’s Pizza, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 28, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Wendy A. Beck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Wendy A. Beck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC.
(Registrant)

Date October 13, 2009	/s/ Wendy A. Beck
Wendy A. Beck
Chief Financial Officer