Form 10-K
period 2010-01-03
DOMINOS PIZZA INC
filed 2010-03-02
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32242

Domino’s Pizza, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	38-2511577
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification number)

30 Frank Lloyd Wright Drive Ann Arbor, Michigan	48106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (734) 930-3030

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:

Domino’s Pizza, Inc. Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act): Yes [    ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes [    ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes [    ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer	[ ] (do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [    ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of Domino’s Pizza, Inc. as of June 14, 2009 computed by reference to the closing price of Domino’s Pizza, Inc.’s Common Stock on the New York Stock Exchange on such date was $317,320,358.

As of February 23, 2010, Domino’s Pizza, Inc. had 58,757,267 shares of Common Stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 28, 2010 are incorporated by reference into Part III.

Part I

Item 1. Business.

Overview

Domino’s Pizza, Inc. (referred to as the “Company,” “Domino’s” or in the first person notations of “we,” “us” and “our”) is the number one pizza delivery company in the United States, based on reported consumer spending, and has a leading presence internationally. On average, over one million pizzas are sold each day throughout the system, with deliveries covering approximately ten million miles per week. We pioneered the pizza delivery business and have built the Domino’s Pizza® brand into one of the most widely recognized consumer brands in the world. Together with our franchisees, we have supported the Domino’s Pizza® brand with an estimated $1.4 billion in domestic advertising spending over the past five years. We operate through a network of 8,999 Company-owned and franchise stores, located in all 50 states and in more than 60 international markets. In addition, we operate 16 regional dough manufacturing and supply chain centers, one thin crust manufacturing center and one vegetable processing supply chain center in the contiguous United States and six dough manufacturing and supply chain centers outside the contiguous United States. The foundation of our system-wide success and leading market position is our strong relationships with our franchisees, comprised of over 2,000 owner-operators dedicated to the success of the Domino’s Pizza® brand.

We will celebrate our 50th anniversary in 2010 and over our 49-year history, we have developed a simple business model focused on our core strength of delivering quality pizza and other complementary items in a timely manner. This business model includes a delivery-oriented store design with low capital requirements, a focused menu of pizza and other complementary items, committed owner-operator franchisees and a vertically-integrated supply chain system. Our earnings are driven largely by retail sales at our franchise stores, which generate royalty payments and supply chain revenues to us. We also generate earnings through retail sales at our Company-owned stores.

We operate our business in three segments: domestic stores, domestic supply chain and international.

• Domestic stores. The domestic stores segment, which is comprised of 4,461 franchise stores and 466 Company-owned stores, generated revenues of $493.6 million and income from operations of $121.5 million during our fiscal year ended January 3, 2010, which we refer to herein as 2009.

• Domestic supply chain. Our domestic supply chain segment, which manufactures our dough and thin crust products, processes vegetables and distributes food, equipment and supplies to all of our Company-owned stores and over 99% of our domestic franchise stores, generated revenues of $763.7 million and income from operations of $57.0 million during 2009.

• International. Our international segment oversees 4,072 franchise stores outside the contiguous United States. It also manufactures dough and distributes food and supplies in a limited number of these markets. During 2009, our international segment generated revenues of $146.8 million, of which approximately 53% related to franchise royalties and fees, and generated income from operations of $66.8 million, of which approximately 91% related to franchise royalties and fees.

On a consolidated basis, we generated revenues of more than $1.4 billion and income from operations (after deducting $55.8 million of unallocated corporate and other expenses) of $189.5 million in 2009. Net income was $79.7 million in 2009. We have been able to increase our net income over the past three years and grow global retail sales and have also added over 1,200 stores worldwide. We are able to grow our business with capital expenditures that generally range between only $20.0 million to $30.0 million on an annualized basis, since a significant portion of our earnings are derived from retail sales by our franchisees.

During 2007, the Company completed a recapitalization transaction (the “2007 Recapitalization”), consisting of (i) $1.7 billion of borrowings of fixed rate notes, (ii) a stock tender offer resulting in the purchase of 2,242 shares of the Company’s common stock at a purchase price of $30.00 per share, (iii) the purchase and retirement at a premium of all the outstanding Domino’s, Inc. 8  1 /4% senior subordinated notes due 2011, (iv) the repayment of all outstanding borrowings under its senior credit facility, and (v) a $13.50 per share special cash dividend to shareholders and related anti-dilution payments and adjustments to certain option holders.

Additionally, in 2007 the Board of Directors approved an open market share repurchase program for up to $200.0 million of the Company’s common stock, to be funded by future free cash flow and borrowings available under our variable funding notes. The Company repurchased 3,614,310 shares of common stock for approximately $54.4 million in 2007 and repurchased 3,369,522 shares of common stock for approximately $42.9 million in 2008. The Company has approximately $102.7 million remaining under the open market share repurchase program. In 2009, the Company utilized free cash flow and, to a lesser extent, borrowings under its variable funding notes facility to repurchase and retire approximately $189.2 million in principal amount of its fixed rate senior notes, at a discount.

Our history

We have been delivering quality, affordable pizza to our customers since 1960 when brothers Thomas and James Monaghan borrowed $900 and purchased a small pizza store in Ypsilanti, Michigan. Since that time, our store count and geographic reach have grown substantially. We opened our first franchise store in 1967, our first international store in 1983 and, by 1998, we had expanded to over 6,200 stores, including more than 1,700 international stores, on six continents. During 2005, we opened our 8,000th store worldwide and at January 3, 2010, we had 8,999 stores worldwide in more than 60 international markets. We will celebrate the Company’s 50th anniversary in December 2010.

In 1998, an investor group led by investment funds associated with Bain Capital, LLC completed a recapitalization through which the investor group acquired a 93% controlling economic interest in our Company from Thomas Monaghan and his family. At the time of the recapitalization, Mr. Monaghan retired, and, in March 1999, David A. Brandon was named our Chairman and Chief Executive Officer. In 2004, Domino’s Pizza, Inc. completed its initial public offering (the “IPO”) and now trades on the New York Stock Exchange under the ticker symbol “DPZ.” In January 2010, Mr. Brandon announced his plan to resign from his position as Chief Executive Officer, effective March 7, 2010. Concurrently, it was announced that J. Patrick Doyle would succeed Mr. Brandon as President and Chief Executive Officer and will also be appointed to the Board of Directors. Mr. Brandon will be retained by the Company as a special advisor for the balance of 2010 and will remain Chairman of the Company’s Board of Directors.

Our company was founded in 1960. TISM, Inc., a Michigan corporation and our predecessor, operated through its wholly-owned subsidiary, Domino’s Pizza LLC, a Michigan limited liability company. In connection with the IPO, TISM, Inc. reincorporated in Delaware under the name Domino’s Pizza, Inc.

Industry overview

In this document, we rely on and refer to information regarding the U.S. quick service restaurant, or QSR, sector, the U.S. QSR pizza category and its components and competitors (including us) from the CREST® report prepared by The NPD Group, as well as market research reports, analyst reports and other publicly-available information. Although we believe this information to be reliable, we have not independently verified it. Domestic sales information relating to the QSR sector, U.S. QSR pizza category and U.S. pizza delivery and carry-out represent reported consumer spending obtained by The NPD Group’s CREST report from consumer surveys. This information relates to both our Company-owned and franchise stores. Unless otherwise indicated, all U.S. industry data included in this document is based on reported consumer spending obtained by The NPD Group’s CREST report from consumer surveys.

The U.S. QSR pizza category is large and fragmented. With sales of $33.5 billion in the twelve months ended November 2009, the U.S. QSR pizza category is the second largest category within the $230.1 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carry-out.

We operate primarily within U.S. pizza delivery. Its $10.3 billion of sales accounted for approximately 31% of total U.S. QSR pizza category sales in the twelve months ended November 2009. We and our top two competitors account for approximately 45% of U.S. pizza delivery, based on reported consumer spending, with the remaining 55% attributable to regional chains and individual establishments.

We also compete in carry-out, which together with pizza delivery comprise the largest components of the U.S. QSR pizza category. U.S. carry-out pizza had $13.8 billion of sales in the twelve months ended November 2009 and while our primary focus is on pizza delivery, we are also favorably positioned to compete in carry-out given our strong brand, convenient store locations and quality, affordable menu offerings.

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

Our competitive strengths

We believe that our competitive strengths include the following:

• Strong and proven growth and earnings model. Over our 49-year history, we have developed a focused growth and earnings model. This model is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and generate demand for new stores. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty payments and supply chain revenues, with minimal associated capital expenditures by us.

• Strong store-level economics. We have developed a cost-efficient store model, characterized by a delivery and carry-out oriented store design, with low capital requirements and a focused menu of quality, affordable pizza and other complementary items. At the store level, we believe that the simplicity and efficiency of our operations give us significant advantages over our competitors who in many cases also focus on dine-in. Our domestic stores, and the majority of our international stores, do not offer dine-in areas and thus do not require expensive restaurant facilities and staffing. In addition, our focused menu of pizza and other complementary items simplifies and streamlines our production and delivery processes and maximizes economies of scale on purchases of our principal ingredients. As a result of our focused business model and menu, our stores are small (averaging approximately 1,000 to 1,300 square feet) and relatively inexpensive to build, furnish and maintain as compared to many other QSR franchise opportunities. The combination of this efficient store model and strong store sales volume has resulted in strong store-level financial returns and makes Domino’s Pizza an attractive business opportunity for existing and prospective franchisees.

• Strong and well-diversified franchise system. We have developed a large, global, diversified and committed franchise network that is a critical component of our system-wide success and our leading position in pizza delivery. As of January 3, 2010, our franchise store network consisted of 8,533 stores, 52% of which were located in the contiguous United States. In the United States, six franchisees operate more than 50 stores, including our largest domestic franchisee who operates 143 stores. Our domestic franchisees own and operate an average of three to four stores. We generally require our domestic franchisees to forego active, outside business endeavors, aligning their interests with ours and making the success of each Domino’s Pizza franchise of critical importance to our franchisees.

In addition, we generally share 50% of the pre-tax profits generated by our regional dough manufacturing and supply chain centers with those domestic franchisees who agree to purchase all of their food from our supply chain system. During 2009, we issued a record level of profit sharing payments to our franchisees in connection with this program. These arrangements strengthen our ties with our franchisees by enhancing their profitability while providing us with a continuing source of revenues and earnings. This arrangement also provides incentives for franchisees to work closely with us to reduce costs. We believe our strong, mutually-beneficial franchisee relationships are evidenced by the over 99% voluntary participation in our domestic supply chain system, our over 99% domestic franchise contract renewal rate and our over 99% collection rate on domestic franchise royalty and domestic supply chain receivables.

Internationally, we have been able to grow our franchise network by attracting franchisees with business experience and local market knowledge. We generally employ our master franchise model, which provides our international franchisees with exclusive rights to operate stores or sub-franchise our well-recognized Domino’s Pizza® brand name in specific, agreed-upon market areas. From year-end 2004 through 2009, we grew our international franchise network 48%, from 2,749 stores to 4,072 stores. Our largest master franchisee operates 755 stores in five markets, which accounts for approximately 19% of our total international store count. During 2009, we had 414 gross international store openings, including an 86-store conversion in Spain, which represented the largest number of gross store openings in the international segment’s history.

• Strong cash flow and earnings stream. A substantial percentage of our earnings are generated by our committed, owner-operator franchisees through royalty payments and revenues to our vertically-integrated supply chain system.

We believe that our store economics have led to a strong, well diversified franchise system. This established franchise system has produced strong cash flow and earnings for us, which has enabled us to invest in the Domino’s Pizza® brand, our stores and our supply chain centers, pay significant dividends, repurchase shares of our common stock, repurchase and retire outstanding principal on our fixed rate notes and deliver attractive returns to our stockholders.

• #1 pizza delivery company in the United States with a leading international presence. We are the number one pizza delivery company in the United States with an 18.4% share based on reported consumer spending. With 4,927 stores located in the contiguous United States, our domestic store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and advertising investment across our store base. We also believe that our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery.

Outside the United States, we have significant share positions in the key markets in which we compete, including, Mexico, the United Kingdom, Australia, South Korea, Canada, India, Japan, France, Turkey and Taiwan. Our top ten international markets, based on store count, accounted for approximately 79% of our international retail sales in 2009. We believe we have a leading presence in these markets.

• Strong brand awareness. We believe our Domino’s Pizza® brand is one of the most widely-recognized consumer brands in the world. We believe consumers associate our brand with the timely delivery of quality, affordable pizza and other complementary items. Over the past five years, our domestic franchise and Company-owned stores have invested an estimated $1.4 billion on national, local and co-operative advertising in the United States. Our Domino’s Pizza® brand is routinely named a MegaBrand by Advertising Age. We continue to reinforce our brand with extensive advertising through television, radio, print and web-based promotions. We have also enhanced the strength of our brand through marketing affiliations with brands such as Coca-Cola®.

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

In 2009, we made approximately 523,000 full-service food deliveries to our domestic stores, or approximately two deliveries per store, per week, with an on-time delivery performance rate of approximately 92%. All of our Company-owned and over 99% of our domestic franchise stores purchase all of their food and supplies from us. This is accomplished through our network of 16 regional dough manufacturing and supply chain centers, each of which is generally located within a one-day delivery radius of the stores it serves, and a leased fleet of over 400 tractors and trailers. Additionally, we supply our domestic and international franchisees with equipment and supplies through our equipment and supply center, which we operate as part of our domestic supply chain segment. Our equipment and supply center sells and delivers a full range of products, including ovens and uniforms. We also supply certain of our domestic stores with ingredients that are processed at our vegetable processing supply chain center and supply thin crust product that is manufactured at our thin crust manufacturing center, both of which we operate as part of our domestic supply chain segment.

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

• Grow our leading position in an attractive industry. U.S. pizza delivery and carry-out are the largest components of the U.S. QSR pizza category. They are also highly fragmented. Pizza delivery, through which a majority of our retail sales are generated, had sales of $10.3 billion in the twelve months ended November 2009. As the leader in U.S. pizza delivery, we believe that our convenient store locations, simple operating model, widely-recognized brand and efficient supply chain system are competitive advantages that position us to capitalize on future growth.

Carry-out had $13.8 billion of sales in the twelve months ended November 2009. While our primary focus is on pizza delivery, we are also favorably positioned as a leader in carry-out given our strong brand, convenient store locations and quality, affordable menu offerings.

• Leverage our strong brand awareness. We believe that the strength of our Domino’s Pizza® brand makes us one of the first choices of consumers seeking a convenient, quality and affordable meal. We intend to continue to promote our brand name and enhance our reputation as the leader in pizza delivery. In 2009, in connection with the launch of our Inspired New Pizza, we launched the campaign, “Oh Yes We Did.” The launch of this product and this campaign has received significant attention in the news media, social networking internet sites and other media outlets. We also created a new website, www.pizzaturnaround.com to further communicate this message to our consumers, highlight the improvements to our core pizza recipe and receive consumer feedback on the Inspired New Pizza.

In 2008, each of our domestic stores contributed 4% of their retail sales to our advertising fund for national advertising in addition to contributions for market-level advertising. In 2009, our domestic stores within active co-operatives elected to allocate an additional 1% of their advertising contributions to support national advertising initiatives, which resulted in each of our domestic stores contributing 5% of their retail sales for national advertising in 2009. Also in 2009, domestic franchisees amended their master franchise agreements to require a contribution of 5.5% of their retail sales to fund national marketing and advertising campaigns and to eliminate the required market-level contributions, beginning in 2010.

We intend to leverage our strong brand by continuing to introduce innovative, consumer-tested and profitable new product varieties (such as Oven Baked Sandwiches, Domino’s American Legends® pizzas and BreadBowl Pasta™), complementary side items (such as buffalo wings, cheesy bread, Domino’s Buffalo Chicken Kickers®, Cinna Stix® and Chocolate Lava Crunch Cakes) and value promotions as well as through marketing affiliations with brands such as Coca-Cola®. Additionally, we may from time-to-time partner with other organizations in an effort to promote the Domino’s Pizza® brand. We believe these opportunities, when coupled with our scale and share leadership, will allow us to grow our position in U.S. pizza delivery.

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

• Continue to grow our international business. We believe that pizza has global appeal and that there is strong and growing international demand for delivered pizza. We have successfully built a broad international platform, almost exclusively through our master franchise model, as evidenced by our 4,072 international stores in more than 60 international markets. We believe that we continue to have significant long-term growth opportunities in international markets where we have established a leading presence. In our top ten international markets, we believe that our current store base is approximately half of the total long-term potential store base in those markets. Generally, we believe we will achieve long-term growth internationally as a result of the favorable store-level economics of our business model, the growing international demand for delivered pizza and the strong global recognition of the Domino’s Pizza® brand. Our international stores have produced positive quarterly same store sales growth for 64 consecutive quarters. Additionally, during 2009, we had 414 gross international store openings, including an 86-store conversion in Spain, which represented the largest number of gross store openings in the international segment’s history.

Store operations

We believe that our focused and proven store model provides a significant competitive advantage relative to many of our competitors who focus on multiple components of the pizza category, particularly dine-in. We have been focused primarily on pizza delivery for 49 years. Because our domestic stores and most of our international stores do not offer dine-in areas, they typically do not require expensive real estate, are relatively small and are relatively inexpensive to build and equip. Our stores also benefit from lower maintenance costs, as store assets have long lives and updates are not frequently required. Our simple and efficient operational processes, which we have refined through continuous improvement, include:

• strategic store locations to facilitate delivery service;

• production-oriented store designs;

• product and process innovations;

• a focused menu;

• efficient order taking, production and delivery;

• Domino’s PULSE™ point-of-sale system; and

• a comprehensive store audit program.

We believe these factors, among other things, contributed to Domino’s Pizza being voted #1 in customer satisfaction in a 2009 survey of consumers of the U.S. largest limited service restaurants, according to the annual American Customer Satisfaction Index™ (ACSI).

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

Production-oriented store designs

Our typical store is relatively small, occupying approximately 1,000 to 1,300 square feet and is designed with a focus on efficient and timely production of consistently high quality pizza for delivery. The store layout has been refined over time to provide an efficient flow from order-taking to delivery. Our stores are primarily production facilities and accordingly, do not typically have a dine-in area.

Product and process innovations

Our 49 years of experience and innovative culture have resulted in numerous new product and process developments that increase both quality and efficiency. These include our efficient, vertically-integrated supply chain system, a sturdier corrugated pizza box and a mesh screen that helped cook pizza crust more evenly. The Domino’s HeatWave® hot bag, which was introduced in 1998, keeps our pizzas hot during delivery. We also continue to introduce new products such as Domino’s Oven Baked Sandwiches, launched in 2008, along with additional products launched in 2009, including Domino’s American Legends® pizzas and Domino’s BreadBowl Pasta™. Additionally, we have added a number of complementary side items to our menu such as buffalo wings, Domino’s Buffalo Chicken Kickers®, bread sticks, cheesy bread, Cinna Stix® and Chocolate Lava Crunch Cakes, which were introduced in 2009. In the fourth quarter of 2009, we introduced our Inspired New Pizza, which was a change to our core pizza recipe.

Focused menu

We maintain a focused menu that is designed to present an attractive, quality offering to customers, while minimizing order errors, and expediting the order taking and food preparation processes. Our basic menu has three choices for pizza products: pizza type, pizza size and pizza toppings. Most of our stores carry two or three sizes of Traditional Hand-Tossed, Pan, Brooklyn Style and Crunchy Thin Crust pizza. Our typical store also offers Domino’s American Legends® pizzas, Domino’s Oven Baked Sandwiches, Domino’s Bread Bowl Pasta™, buffalo wings, Domino’s Buffalo Chicken Kickers®, bread sticks, cheesy bread, Cinna Stix®, Chocolate Lava Crunch Cakes and Coca-Cola® soft drink products. We also occasionally offer other products on a promotional or a regional basis, such as salads. We believe that our focused menu creates a strong identity among consumers, improves operating efficiency and maintains food quality and consistency.

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

Domino’s PULSE™ point-of-sale system

Our computerized management information systems are designed to improve operating efficiencies, provide corporate management with timely access to financial and marketing data and reduce store and corporate administrative time and expense. We have installed Domino’s PULSE™, our proprietary point-of-sale system, in every Company-owned store in the United States and in substantially all of our domestic franchise stores. Some enhanced features of Domino’s PULSE™ over our previous point-of-sale system include:

• touch screen ordering, which improves accuracy and facilitates more efficient order taking;

• a delivery driver routing system, which improves delivery efficiency;

• improved administrative and reporting capabilities, which enable store managers to better focus on store operations and customer   satisfaction; and

• enhanced online ordering capability, including Pizza Tracker which was introduced in 2007 and Pizza Builder, which was   introduced in 2008.

Since the rollout of Domino’s PULSE™ to our domestic stores, we have been growing our online ordering transactions and currently, on average, 20% of our domestic stores’ sales originate through our online ordering platform. Recent industry data indicates that we have the largest share of online sales in the U.S. QSR pizza category. Additionally, we estimate that the Domino’s Pizza system is one of the largest on-line retailers in the U.S. in terms of the number of transactions. We intend to continue to enhance and grow our online ordering capabilities.

We require our domestic franchisees to install and maintain Domino’s PULSE™. Additionally, Domino’s PULSE™ has been installed in over 1,400 international franchise stores.

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

Segment overview

We operate in three business segments:

• Domestic stores. Our domestic stores segment consists of our domestic franchise operations, which oversee our network of 4,461 franchise stores located in the contiguous United States, and our domestic Company-owned store operations, which operate our network of 466 Company-owned stores located in the contiguous United States;

• Domestic supply chain. Our domestic supply chain segment operates 16 regional dough manufacturing and food supply chain centers, one thin crust manufacturing center, one supply chain center providing equipment and supplies to certain of our domestic and international stores and one vegetable processing supply chain center; and

• International. Our international segment oversees our network of 4,072 international franchise stores in more than 60 international markets. Our international segment also distributes food to a limited number of markets from six dough manufacturing and supply chain centers in Alaska, Hawaii and Canada (four).

Domestic stores

During 2009, our domestic stores segment accounted for $493.6 million, or 35% of our consolidated revenues. Our domestic franchises are operated by entrepreneurs who own and operate an average of three to four stores. Six of our domestic franchisees operate more than 50 stores, including our largest domestic franchisee who operates 143 stores. Our principal sources of revenues from domestic store operations are Company-owned store sales and royalty payments based on retail sales by our franchisees. Our domestic network of Company-owned stores also plays an important strategic role in our predominantly franchised operating structure. In addition to generating revenues and earnings, we use our domestic Company-owned stores as test sites for new products and promotions as well as store operational improvements and as forums for training new store managers and prospective franchisees. We also believe that our domestic Company-owned stores add to the economies of scale available for advertising, marketing and other costs that are primarily borne by our franchisees. While we continue to be primarily a franchised business, we continually evaluate our mix of domestic Company-owned and franchise stores in an effort to optimize our long-term profitability.

Our domestic Company-owned store operations are divided into eleven geographic areas located throughout the contiguous United States while our domestic franchise operations are divided into four regions. Our team members within these areas provide direct supervision over our domestic Company-owned stores; provide training, store operational audits and marketing services and provide financial analysis and store development services to our franchisees. We maintain a close relationship with our franchise stores through regional franchise teams, an array of computer-based training materials that help franchise stores comply with our standards and franchise advisory groups that facilitate communications between us and our franchisees.

Domestic supply chain

During 2009, our domestic supply chain segment accounted for $763.7 million, or 54% of our consolidated revenues. Our domestic supply chain segment is comprised primarily of 16 regional dough manufacturing and supply chain centers that manufacture fresh dough on a daily basis and purchase, receive, store and deliver quality pizza-related food products and other complementary items to all of our Company-owned stores and over 99% of our domestic franchise stores. Each regional dough manufacturing and supply chain center serves approximately 300 stores, generally located within a one-day delivery radius. We regularly supply nearly 5,000 stores with various supplies and ingredients, of which, nine product groups account for over 90% of the volume. Our domestic supply chain segment made approximately 523,000 full-service deliveries in 2009 or approximately two deliveries per store, per week; and we produced over 264 million pounds of dough during 2009.

We believe that our franchisees voluntarily choose to obtain food, supplies and equipment from us because we provide the most efficient, convenient and cost-effective alternative, while also providing both quality and consistency. In addition, our domestic supply chain segment offers a profit-sharing arrangement to stores that purchase all of their food from our domestic dough manufacturing and supply chain centers. This profit-sharing arrangement generally provides domestic Company-owned stores and participating franchisees with 50% of their regional supply chain center’s pre-tax profits. Profits are shared with the franchisees based upon each franchisee’s purchases from our supply chain centers. During 2009, we issued a record level of profit sharing payments to our franchisees in connection with this program. We believe these arrangements strengthen our ties with these franchisees.

The information systems used by our domestic dough manufacturing and supply chain centers are an integral part of the quality service we provide our stores. We use routing strategies and software to optimize our daily delivery schedules, which maximizes on-time deliveries. Through our strategic dough manufacturing and supply chain center locations and proven routing systems, we achieved an on-time delivery performance rate of approximately 92% during 2009. Our supply chain center drivers unload food and supplies and stock store shelves typically during non-peak store hours, which minimize disruptions in store operations.

International

During 2009, our international segment accounted for $146.8 million, or 11% of our consolidated revenues. We have 589 franchise stores in Mexico, 562 franchise stores in the United Kingdom, 411 franchise stores in Australia, 329 franchise stores in South Korea, 319 franchise stores in Canada, 296 franchise stores in India, and over 100 franchise stores in each of Japan, France, Turkey and Taiwan. The principal sources of revenues from our international operations are royalty payments generated by retail sales from franchise stores and sales of food and supplies to franchisees in certain markets.

We have grown by more than 1,300 international stores over the past five years. During 2009, we had 414 gross international store openings, including an 86-store conversion in Spain, which represented the largest number of gross store openings in the international segment’s history. We empower our managers and franchisees to adapt the standard operating model, within certain parameters, to satisfy the local eating habits and consumer preferences of various regions outside the contiguous United States. Currently, most of our international stores are operated under master franchise agreements, and we plan to continue entering into master franchise agreements with qualified franchisees to expand our international operations in selected countries. We believe that our international franchise stores appeal to potential franchisees because of our well-recognized brand name, the limited capital expenditures required to open and operate our stores and our system’s favorable store economics. The following table shows our store count as of January 3, 2010 in our top ten international markets, which account for 76% of our international stores.

Market	Number of stores
Mexico	589
United Kingdom	562
Australia	411
South Korea	329
Canada	319
India	296
Japan	179
France	154
Turkey	132
Taiwan	120

Our franchise program

As of January 3, 2010, our 4,461 domestic franchise stores were owned and operated by our 1,161 domestic franchisees. The success of our franchise formula, which enables franchisees to benefit from our brand name with a relatively low initial capital investment, has attracted a large number of motivated entrepreneurs as franchisees. As of January 3, 2010, the average domestic franchisee owned and operated three to four stores and had been in our franchise system for twelve years. At the same time, six of our domestic franchisees operated more than 50 stores, including our largest domestic franchisee who operates 143 stores.

Domestic franchisees

We apply rigorous standards to prospective franchisees. We generally require prospective domestic franchisees to manage a store for at least one year before being granted a franchise. This enables us to observe the operational and financial performance of a potential franchisee prior to entering into a long-term contract. We also generally restrict the ability of domestic franchisees to become involved in other businesses, which focuses our franchisees’ attention on operating their stores. As a result, the vast majority of our franchisees come from within the Domino’s Pizza system. We believe these standards are largely unique to the franchise industry and result in qualified and focused franchisees operating their stores.

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

Franchise training and support

Training store managers and employees is a critical component of our success. We require all domestic franchisees to complete initial and ongoing training programs provided by us. In addition, under the standard domestic franchise agreement, domestic franchisees are required to implement training programs for their store employees. We assist our domestic and international franchisees by making training materials available to them for their use in training store managers and employees, including computer-based training materials, comprehensive operations manuals and franchise development classes. We also maintain communications with our franchisees online through various newsletters and through face-to-face meetings.

Franchise operations

We enforce stringent standards over franchise operations to protect the Domino’s Pizza® brand. All franchisees are required to operate their stores in compliance with written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs. Each franchisee has significant discretion to determine the prices to be charged to customers. We also provide ongoing support to our franchisees, including training, marketing assistance and consultation to franchisees who experience financial or operational difficulties. We have established several advisory boards, through which franchisees contribute to developing system-wide initiatives.

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

Marketing operations

In our recent history, depending on the fiscal year, our domestic stores have contributed 4% or 5% of their retail sales to fund national marketing and advertising campaigns, with additional required contributions to market-level programs. However, during 2009, all domestic franchisees amended their master franchise agreements to require a contribution of 5.5% of their retail sales to fund national marketing and advertising campaigns and to eliminate the required market-level contributions, beginning in 2010. In those markets where we have co-operative advertising programs, our domestic stores are still able to contribute to market-level media campaigns at their discretion. These national and market-level funds are administered by Domino’s National Advertising Fund Inc., or DNAF, our not-for-profit advertising subsidiary. The funds remitted to DNAF are used primarily to purchase media for advertising, but also support market research, field communications, public relations, commercial production, talent payments and other activities supporting the Domino’s Pizza® brand. DNAF also provides cost-effective print materials to our domestic stores for use in local marketing that reinforce our national branding strategy. In addition to the national and market-level advertising contributions, domestic stores spend additional amounts on local store marketing, including targeted database mailings, saturation print mailings and community involvement through school and civic organizations. Additionally, we may from time-to-time partner with other organizations in an effort to promote the Domino’s Pizza® brand.

By communicating a common brand message at the national, local market and store levels, we create and reinforce a powerful, consistent marketing message to consumers. This is evidenced by our previous marketing campaigns with the slogans “Get the Door. It’s Domino’s.®” and “You Got 30 Minutes.™” as well as our current marketing campaign with the slogan “Oh Yes We Did.” Over the past five years, we estimate that domestic stores have invested approximately $1.4 billion on national, local and co-operative advertising.

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

We currently purchase our pizza cheese from a single supplier. In 2007, the Company entered into a new arrangement with this supplier. Under this arrangement, the supplier agreed to provide an uninterrupted supply of cheese and the Company agreed to a five-year pricing period during which it agreed to purchase all of its primary pizza cheese for the Company’s domestic stores from this supplier or, alternatively, pay to the supplier an amount reflecting any benefit previously received by the Company under the new pricing terms. The pricing schedule is directly correlated to the CME block cheddar price. The majority of our meat toppings come from a single supplier under a contract that began in July 2008 and expires in July 2010. We have the right to terminate these arrangements for quality failures and for uncured breaches.

We believe that alternative suppliers for all of these ingredients are available, and all of our pizza boxes, sauces and other ingredients are sourced from various suppliers. While we may incur additional costs if we are required to replace any of our suppliers, we do not believe that such additional costs would have a material adverse effect on our business. We also entered into a multi-year agreement with Coca-Cola effective January 1, 2003 for the contiguous United States. The contract provides for Coca-Cola to be our exclusive beverage supplier and expires at such time as a minimum number of cases of Coca-Cola® products are purchased by us. We continually evaluate each supply category to determine the optimal sourcing strategy.

We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies or products. The current economic environment has created additional financial pressures for some of our suppliers; however we do not currently anticipate disruptions in our supplies. Prices charged to us by our suppliers are subject to fluctuation and we have historically been able to pass increased costs and savings on to our stores. We may periodically enter into financial instruments to manage the risk from changes in commodity prices. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

Competition

U.S. and international pizza delivery and carry-out are highly competitive. Domestically, we compete against regional and local companies as well as national chains Pizza Hut® and Papa John’s®. Internationally, we compete primarily against Pizza Hut® and regional and local companies. We generally compete on the basis of product quality, location, image, service and price. We also compete on a broader scale with quick service and other international, national, regional and local restaurants. In addition, the overall food service industry and the QSR sector in particular are intensely competitive with respect to product quality, price, service, convenience and concept. The industry is often affected by changes in consumer tastes, economic conditions, demographic trends and consumers’ disposable income. We compete within the food service industry and the QSR sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

Government regulation

We are subject to various federal, state and local laws affecting the operation of our business, as are our franchisees, including various health, sanitation, fire and safety standards. Each store is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the store is located. In connection with maintaining our stores, we may be required to expend funds to meet certain federal, state and local regulations, including regulations requiring that remodeled or altered stores be accessible to persons with disabilities. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new store in a particular area or cause an existing store to cease operations. Our supply chain facilities are also licensed and subject to similar regulations by federal, state and local health and fire codes.

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

Environmental matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2009, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2010.

Employees

As of January 3, 2010, we had approximately 10,200 employees, who we refer to as team members, in our Company-owned stores, supply chain centers, World Resource Center (our corporate headquarters) and regional offices. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s Pizza system, including our employees, franchisees and the employees of franchisees, was over 180,000 as of January 3, 2010.

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

Our safety and security department oversees security matters for our domestic Company-owned stores. Regional security and safety directors oversee security measures at domestic Company-owned store locations and assist local authorities in investigations of incidents involving our stores or personnel.

Community activities

We believe in supporting the communities we serve, and we base our corporate giving on three simple elements: delivering charitable support to our own team members, to our customers, and to national programs.

National Philanthropic Partner

We have a tradition of creating multi-year partnerships with a national charity to raise funds and public awareness for the organization. Our current national philanthropic partner is St. Jude Children’s Research Hospital. St. Jude is internationally recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national fundraising campaign called Thanks and Giving, the Domino’s Pizza system has contributed more than $6.5 million to St. Jude during our six years of partnership, including $2.0 million in 2009. In addition to raising funds, the Domino’s Pizza system has supported St. Jude through in-kind donations including hosting hospital-wide pizza parties for patients and their families. The Domino’s Pizza system also helps St. Jude build awareness through the inclusion of the St. Jude logo on millions of our pizza boxes and through a link on our consumer web site.

The Domino’s Pizza Partners Foundation

Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Completely funded by team member and franchise contributions, the foundation is a separate, not-for-profit organization that has disbursed nearly $8.0 million since its inception, to meet the needs of team members facing crisis situations, ranging from fire, accidents, illness or other personal tragedies.

Domino’s Pizza Contributions

Over the last four years, the Domino’s Pizza system has directly contributed as well as helped raise approximately $9.0 million to external charitable organizations in monetary and in-kind giving.

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

Working capital

Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., page 37.

Customers

The Company’s business is not dependent upon a single customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2007, 2008 or 2009.

Seasonal operations

The Company’s business is not typically seasonal.

Backlog orders

The Company has no backlog orders as of January 3, 2010.

Government contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial information about business segments and geographic areas

Financial information about international and United States markets and business segments is incorporated herein by reference to Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in Part II, Item 6., pages 25 through 26, Item 7., pages 27 through 42 and Item 8., pages 44 through 76, respectively, of this Form 10-K.

Available information

The Company makes available, free of charge, through its internet website www.dominosbiz.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. You may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. This information is also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

Item 1A. Risk Factors.

Risks relating to our business and industry

The pizza category is highly competitive and such competition could adversely affect our operating results.

We compete in the United States against two national chains, as well as many regional and local businesses. We could experience increased competition from existing or new companies in the pizza category which could create increasing pressures to grow our business in order to maintain our market share. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share, all of which would have an adverse effect on our operating results and could cause our stock price to decline.

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

• disposable purchasing power;

• demographic trends; and

• currency fluctuations related to our international operations.

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

A significant component of our growth strategy includes the opening of new domestic and international stores. We and our franchisees face many challenges in opening new stores, including, among others:

• availability of financing with acceptable terms;

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

We are currently planning to expand our international operations in many of the markets where we currently operate and in selected new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we expand internationally, we or our franchisees may not experience the operating margins we expect, our results of operations may be negatively impacted and our common stock price may decline.

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

Food service businesses are affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as more healthy, our business and operating results would be harmed. Also, if demand for our recently introduced Inspired New Pizza does not resonate with consumers, our business and operating results could be harmed. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do.

Increases in food, labor and other costs could adversely affect our profitability and operating results.

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee benefit costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. The cheese block price per pound averaged $1.29 in 2009, and the estimated increase in Company-owned store food costs from a hypothetical $0.25 adverse change in the average cheese block price per pound would have been approximately $2.1 million in 2009. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. Food, including cheese costs and labor represent approximately 50% to 60% of a typical Company-owned store’s sales.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

As a result of the 2007 Recapitalization, we hold a substantial amount of indebtedness and are highly leveraged. As of January 3, 2010, our consolidated long-term indebtedness was approximately $1.57 billion. We may also incur additional debt, which would not be prohibited under the terms of the securitized debt. Our substantial indebtedness could have important consequences to our business and our shareholders. For example, it could:

• make it more difficult for us to satisfy our obligations with respect to our debt agreements;

• increase our vulnerability to general adverse economic and industry conditions;

• require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the   availability of our cash flow for other purposes; and

• limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us   at a competitive disadvantage compared to our competitors that may have less debt.

In addition, the financial and other covenants we agreed to with our lenders may limit our ability to incur additional indebtedness, make investments, pay dividends and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of repayment of all of our indebtedness.

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our variable funding notes in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

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

In the event that one or both of the insurance companies that provide financial guaranties of our fixed and variable funding note payments were to become the subject of insolvency or similar proceedings, our lenders would not be required to fund our variable funding notes. Additionally, under the terms of our indenture governing our notes, an event of default would occur if: (i) one or both of the insurance companies were to become the subject of insolvency or similar proceedings and (ii) the related insurance policies were not continued or sold to a third party (who would assume one or both of the insurance companies’ obligations under the related policies), but instead were terminated or canceled as a result of those proceedings. In an event of default, all unpaid amounts under the fixed and variable rate notes could become immediately due and payable at the direction or consent of holders of a majority of the outstanding fixed rate notes or the remaining insurance company that is not the subject of insolvency or similar proceedings. Such acceleration of our debt could have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable terms with our lenders or if alternate funding were not available to us.

We expect that, during the first five years following issuance, the senior notes will accrue interest at a fixed rate of 5.261% per year and the subordinated notes will accrue interest at a fixed rate of 7.629%. If we are not able to exercise either of our two one-year extension options following the five-year interest-only period, our securitized debt will be subject to principal amortization and may also be subject to an increased interest rate if it is not repaid or refinanced. If we do exercise one or both extensions, then we may be subject to an increased interest rate.

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

The indenture governing the securitized debt will restrict the cash flow from the entities subject to the securitization to any of our other entities and upon the occurrence of certain events, cash flow would be further restricted.

In the event that a rapid amortization event occurs under the indenture (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of the five year interest-only period (or at the end of any extension period)), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

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

We operate 16 regional dough manufacturing and supply chain centers, one thin crust manufacturing center and one vegetable processing supply chain center in the contiguous United States and a total of six dough manufacturing and supply chain centers in Alaska, Hawaii and Canada. Our domestic dough manufacturing and supply chain centers service all of our Company-owned stores and over 99% of our domestic franchise stores. As a result, any prolonged disruption in the operations of any of these facilities, whether due to technical or labor difficulties, destruction or damage to the facility, real estate issues or other reasons, could adversely affect our business and operating results.

We face risks of litigation and negative publicity from customers, franchisees, employees and others in the ordinary course of business, which diverts our financial and management resources. Any adverse litigation or publicity may negatively impact our financial condition and results of operations.

Claims of illness or injury relating to food quality or food handling are common in the food service industry. In addition, class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat foods and that quick service restaurant marketing practices have encouraged obesity. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact our financial condition, results of operations and brand reputation, thereby hindering our ability to attract and retain franchisees and grow our business.

Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, and those claims relating to overtime compensation. We have been subject to these types of claims in the past, and in 2007, settled a purported class action claim of this type in California relating to rest break and meal break compensation. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims or if we receive significant negative publicity, our business, financial condition and operating results could be harmed.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success in the highly competitive business of pizza delivery will continue to depend to a significant extent on our leadership team and other key management personnel. Other than with our President and Chief Executive Officer elect, J. Patrick Doyle, who was named to this position in February 2010, we do not have long-term employment agreements with any of our executive officers. As a result, we may not be able to retain our executive officers and key personnel or attract additional qualified management. Our success also will continue to depend on our ability to attract and retain qualified personnel to operate our stores, dough manufacturing and supply chain centers and international operations. The loss of these employees or our inability to recruit and retain qualified personnel could have a material adverse effect on our operating results.

Our international operations subject us to additional risk. Such risks and costs may differ in each country in which we do business and may cause our profitability to decline due to increased costs.

We conduct a growing portion of our business outside the United States. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither we nor our franchisees have control, may include:

• recessionary or expansive trends in international markets;

• changing labor conditions and difficulties in staffing and managing our foreign operations;

• increases in the taxes we pay and other changes in applicable tax laws;

• legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;

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

Exchange rate fluctuations could have an adverse effect on our results of operations. Approximately 8.7% of our total revenues in 2007, 10.0% of our total revenues in 2008 and 10.5% of our total revenues in 2009 were derived from our international segment, a majority of which were denominated in foreign currencies. Sales made by our stores outside the United States are denominated in the currency of the country in which the store is located, and this currency could become less valuable prior to conversion to U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the United States or lower profitability to our franchisees outside the United States, or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brand and branded products and believe that they are very important to our business. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the United States and foreign jurisdictions. Not all of the trademarks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. All of the steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Further, through acquisitions of third parties, we may acquire brands and related trademarks that are subject to the same risks as the brands and trademarks we currently own.

We may from time to time be required to institute litigation to enforce our trademarks or other intellectual property rights, or to protect our trade secrets. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights.

Our earnings and business growth strategy depends on the success of our franchisees and we may be harmed by actions taken by our franchisees, or employees of our franchisees, that are outside of our control.

A significant portion of our earnings comes from royalties generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide limited training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image and reputation may suffer, and as a result our revenues and stock price could decline. While we try to ensure that our franchisees maintain the quality of our brand and branded products, our franchisees may take actions that adversely affect the value of our intellectual property or reputation. As of January 3, 2010, we had 1,161 domestic franchisees operating 4,461 domestic stores. Six of these franchisees each operate over 50 domestic stores, including our largest domestic franchisee who operates 143 stores, and the average franchisee owns and operates three to four stores. In addition, our international master franchisees are generally responsible for the development of significantly more stores than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. Our largest international master franchisee operates 755 stores in five markets, which accounts for approximately 19% of our total international store count. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

Interruption, failure or compromise of our information technology, communications systems and electronic data could hurt our ability to effectively serve our customers and protect customer data, which could damage our reputation and adversely affect our business and operating results.

An increasingly significant portion of our retail sales depends on the continuing operation of our information technology and communications systems, including but not limited to, Domino’s PULSE™, our online ordering platform and our credit card processing systems. Our information technology, communication systems and electronic data may be vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, loss of data, unauthorized data breaches or other attempts to harm our systems. Additionally, we operate data centers that are also subject to break-ins, sabotage and intentional acts of vandalism that could cause disruptions in our ability to serve our customers and protect customer data. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in our service. Any errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services and non-compliance with certain regulations, which could reduce our revenues and profits, and damage our business and brand.

We are subject to extensive government regulation and requirements issued by other groups and our failure to comply with existing or increased regulations could adversely affect our business and operating results.

We are subject to numerous federal, state, local and foreign laws and regulations, as well as, requirements issued by other groups, including those relating to:

• the preparation and sale of food;

• building and zoning requirements;

• environmental protection;

• minimum wage, overtime and other labor requirements;

• compliance with securities laws and New York Stock Exchange listed company rules;

• compliance with the Americans with Disabilities Act;

• working and safety conditions;

• menu labeling and other nutritional requirements; and

• compliance with the Payment Card Industry Data Security Standards (PCI DSS) and similar requirements.

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

We have retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities. We are generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability. We are also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities. Total insurance limits under these retention programs vary depending upon the period covered and range up to $110.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation. These insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future our insurance premiums may increase and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain insurance coverage could have a material adverse effect on our business, financial condition and results of operations. We are not required to, and do not, specifically set aside funds for our retention programs.

Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control, and if we fail to meet the expectations of securities analysts or investors our share price may decline significantly.

Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include, among other things:

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

Investment funds associated with Bain Capital, LLC together beneficially own approximately 29% of our outstanding common stock. In addition, two of our directors are representatives of investment funds associated with Bain Capital, LLC. As a result, these investment funds associated with Bain Capital, LLC have significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 210,000 square feet for our World Resource Center located in Ann Arbor, Michigan under an operating lease with Domino’s Farms Office Park, L.L.C. The lease, as amended, expires in December 2013 and has two five-year renewal options.

We own four domestic Company-owned store buildings and five supply chain center buildings. We also own five store buildings that we lease to domestic franchisees. All other domestic Company-owned stores are leased by us, typically under five-year leases with one or two five-year renewal options. All other domestic supply chain centers are leased by us, typically under leases ranging between five and 15 years with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

Item 3. Legal Proceedings.

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include, without limitation, workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices.

While we may occasionally be party to large claims, including class action suits, we do not believe that these matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Item 4. Reserved.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 23, 2010, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 58,757,267 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.”

The following table presents the high and low closing prices by quarter for Domino’s Pizza, Inc.’s common stock, as reported by the NYSE, and dividends declared per common share.

2008:	High	Low	Dividends Declared Per Share
First quarter (December 31, 2007 – March 23, 2008)	$14.51	$11.59	$-
Second quarter (March 24, 2008 – June 15, 2008)	14.92	12.59	-
Third quarter (June 16, 2008 – September 7, 2008)	13.98	10.23	-
Fourth quarter (September 8, 2008 – December 28, 2008)	13.50	2.83	-
2009:
First quarter (December 29, 2008 – March 22, 2009)	$7.12	$4.40	$-
Second quarter (March 23, 2009 – June 14, 2009)	9.67	6.42	-
Third quarter (June 15, 2009 – September 6, 2009)	8.44	7.25	-
Fourth quarter (September 7, 2009 – January 3, 2010)	9.37	7.30	-

Our board of directors’ assessment of any future dividends will be made based on our projected future cash flows, our debt and other payment obligations, the benefits of retaining and reinvesting future cash flows, and other factors our board of directors may deem relevant. Whether any future dividends are paid, and the actual amount of any dividends, will depend upon future earnings, results of operations, capital requirements, our financial condition and other factors. There can be no assurance as to the amount of free cash flow that we will generate in future years and, accordingly, dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of our board of directors.

As of February 23, 2010, there were 609 registered holders of record of Domino’s Pizza, Inc.’s common stock.

In connection with the 2007 Recapitalization, our board of directors approved an open market share repurchase program for up to $200.0 million of the Company’s common stock, which will be funded by future free cash flow. The Company made no repurchases of common stock during the fourth quarter of 2009.

The comparative stock performance line graph below compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. for the five-year period between December 31, 2004 through December 31, 2009, with cumulative total return on (i) the Total Return Index for the New York Stock Exchange (the “NYSE Composite Index”), (ii) the Standard & Poors 500 Index, and (iii) the Peer Group Index. The companies which comprise the Peer Group Index reflect the Company’s scope of operations and the competitive market in the restaurant industry. The Peer Group Index is comprised of the following six companies: McDonald’s Corporation; YUM! Brands, Inc.; Papa John’s, Inc.; Wendy’s/Arby’s Group, Inc.; Jack in the Box Inc.; and CKE Restaurants, Inc. This Index has been weighted by market capitalization of each component company. In addition, the Papa John’s, Inc., Jack in the Box Inc. and YUM! Brands, Inc. stock price during the timeframe of the performance graph has been retroactively adjusted for the stock splits that occurred. Wendy’s/Arby’s Group, Inc. stock price has been retroactively adjusted for the merger that occurred in 2008. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the NYSE Composite Index, the Standard & Poor’s 500 Index and the Peer Group Index on December 31, 2004.

Item 6. Selected Financial Data.

The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this Form 10-K. The selected financial data below, with the exception of store counts and same store sales growth, have been derived from the audited consolidated financial statements of Domino’s Pizza, Inc. and subsidiaries. This historical data is not necessarily indicative of results to be expected for any future period.

	Fiscal year ended

(dollars in millions, except per share data)	January 1, 2006	December 31, 2006	December 30, 2007 (4)	December 28, 2008	January 3, 2010 (5)
Income statement data:
Revenues:
Domestic Company-owned stores	$401.0	$393.4	$394.6	$357.7	$335.8
Domestic franchise	161.9	157.7	158.1	153.9	157.8
Domestic stores	562.9	551.1	552.6	511.6	493.6
Domestic supply chain	819.1	762.8	783.3	771.1	763.7
International	129.6	123.4	126.9	142.4	146.8
Total revenues	1,511.6	1,437.3	1,462.9	1,425.1	1,404.1
Cost of sales	1,126.3	1,052.8	1,084.0	1,061.9	1,017.1
Operating margin	385.3	384.5	378.9	363.3	387.0
General and administrative expense	186.2	170.3	184.9	168.2	197.5
Income from operations	199.1	214.2	193.9	195.0	189.5
Interest income	0.8	1.2	5.3	2.7	0.7
Interest expense	(48.8)	(55.0)	(130.4)	(114.9)	(110.9)
Other (1)	22.1	-	(13.3)	-	56.3
Income before provision for income taxes	173.3	160.4	55.6	82.9	135.5
Provision for income taxes	65.0	54.2	17.7	28.9	55.8
Net income	$108.3	$106.2	$37.9	$54.0	$79.7
Earnings per share:
Common stock – basic	$1.62	$1.68	$0.61	$0.93	$1.39
Common stock – diluted	1.58	1.65	0.59	0.93	1.38
Dividends declared per share	$0.40	$0.48	$13.50	$-	$-

Balance sheet data (at end of period):
Cash and cash equivalents	$66.9	$38.2	$11.3	$45.4	$42.4
Restricted cash and cash equivalents	-	-	81.0	78.9	91.1
Working capital (2)	4.0	11.1	(29.6)	25.8	(31.9)
Total assets	461.1	380.2	473.2	463.8	453.8
Total long-term debt	702.4	740.1	1,704.8	1,704.4	1,522.5
Total debt	737.7	741.6	1,720.1	1,704.8	1,572.8
Total stockholders’ deficit	(511.0)	(564.9)	(1,450.1)	(1,424.6)	(1,321.0)

	Fiscal year ended

(dollars in millions)	January 1, 2006	December 31, 2006	December 30, 2007 (4)	December 28, 2008	January 3, 2010 (5)
Other financial data:
Depreciation and amortization	$32.4	$32.3	$31.2	$28.4	$24.1
Capital expenditures	28.7	20.2	42.4	19.4	22.9

Same store sales growth (3):
Domestic Company-owned stores	7.1%	(2.2)%	1.0%	(2.2)%	(0.9)%
Domestic franchise stores	4.6%	(4.4)%	(2.1)%	(5.2)%	0.6%
Domestic stores	4.9%	(4.1)%	(1.7)%	(4.9)%	0.5%
International stores	6.1%	4.0%	6.7%	6.2%	4.3%

Store counts (at end of period):
Domestic Company-owned stores	581	571	571	489	466
Domestic franchise stores	4,511	4,572	4,584	4,558	4,461
Domestic stores	5,092	5,143	5,155	5,047	4,927
International stores	2,987	3,223	3,469	3,726	4,072
Total stores	8,079	8,366	8,624	8,773	8,999

(1)	Included in Other for fiscal 2005 is a gain recognized on the sale of an equity investment. The fiscal 2007 Other amount represents the premium paid to bond holders in the tender offer for the Domino’s, Inc. senior subordinated notes due 2011. The fiscal 2009 Other amount represents the gains recognized on the repurchase and retirement of principal on the fixed rate senior notes.

(2)	The working capital amounts exclude restricted cash amounts of $81.0 million in 2007, $78.9 million in 2008 and $91.1 million in 2009.

(3)

Same store sales growth is calculated including only sales from stores that also had sales in the comparable period of the prior year, but excluding sales from certain seasonal locations such as stadiums and concert arenas. International same store sales growth is calculated similarly to domestic same store sales growth. Changes in international same store sales are reported on a constant dollar basis which reflects changes in international local currency sales. The 53rd week in fiscal 2009 had no impact on reported same store sales growth amounts.

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

(5)	The 2009 fiscal year includes 53 weeks, while the 2005, 2006, 2007 and 2008 fiscal years each include 52 weeks.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve week quarters and one sixteen week quarter. Every five or six years our fiscal year includes an extra (or 53rd) week in the fourth quarter. Fiscal 2009 consisted of 53 weeks, while fiscal 2007 and fiscal 2008 consisted of 52 weeks.

Description of the Business

We are the number one pizza delivery company in the United States with an 18.4% share of the pizza delivery market based on reported consumer spending. We also have a leading international presence. We operate through a network of 466 Company-owned stores, all of which are in the United States, and 8,533 franchise stores located in all 50 states and in more than 60 international markets. In addition, we operate 16 regional dough manufacturing and supply chain centers in the contiguous United States as well as six dough manufacturing and supply chain centers outside the contiguous United States. In 2009, we converted one of our dough manufacturing and supply chain centers in the United States to a thin crust manufacturing center. This facility supplies the majority of thin crust product for our domestic stores.

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

Business Performance

At the start of 2009, we faced a tough economic environment and challenges in our domestic business. We focused on several areas in 2009, including menu diversification and improving domestic store operations. During 2009, we continued to exit underperforming franchisees from the system which allowed us to strengthen our overall system of stores. We made targeted investments in new training and audit programs, which we believe have resulted in better store operations. We have also made significant changes to our marketing strategies in recent years, focusing on driving sustained traffic growth, including launching new product platforms. In 2008, we introduced our Domino’s Oven Baked Sandwiches, which not only drove traffic growth, but also expanded our lunch business. In 2009, we introduced Domino’s American Legends® pizzas, Domino’s BreadBowl Pasta™ and Chocolate Lava Crunch Cakes, which further increased traffic and the impact of all of these strategies resulted in increased traffic in all four fiscal quarters in 2009. In addition, Domino’s Pizza was voted #1 in customer satisfaction in a 2009 survey of consumers of the U.S. largest limited service restaurants, according to the annual American Customer Satisfaction Index™ (ACSI). Further, in the fourth quarter of 2009, we launched our Inspired New Pizza, which resulted in significant improvements to our core pizza product. Since the launch of our Inspired New Pizza, we have received significant media attention and have experienced significant increases in traffic and sales in our stores. It is unknown if this trend will continue once we are past this initial trial period. However, we believe momentum is building as we enter fiscal 2010, our 50th year of operation. In addition to the aforementioned efforts, other initiatives such as increases in media spending and further investments in our technology platforms are important strategies that will contribute to the growth and success of our business in 2010 and beyond.

In 2009, global retail sales, which are total retail sales at Company-owned and franchise stores worldwide, increased 2.2% as compared to 2008. Retail sales for franchise stores are reported to the Company by its franchisees and are not included in Company revenues. This increase in global retail sales was driven primarily by the inclusion of the 53rd week in 2009, which positively impacted global retail sales by 2.5 percentage points in 2009. Additionally, global retail sales benefited from strong international same store sales growth, same store sales growth in our domestic franchise stores and growth in worldwide store counts. These increases were offset in part by the negative impact of foreign currency exchange rates on our international sales. In 2008, global retail sales increased 1.4% as compared to 2007. This increase in global retail sales was driven by strong international same store sales growth as well as growth in worldwide store counts, offset in part by a decrease in domestic same store sales and the negative impact of foreign currency exchange rates on our international sales.

Revenues decreased $21.0 million or 1.5% in 2009 and decreased $37.8 million or 2.6% in 2008. The decrease in revenues in 2009 was largely due to lower Company-owned store revenues resulting primarily from the impact of the store divestitures in 2008, lower domestic supply chain revenues, due primarily to lower food prices, including cheese, and the negative impact of changes in foreign currency exchange rates on our international revenues. These decreases were offset, in part by the inclusion of the 53rd week in 2009, which positively impacted revenues by approximately $34.4 million. The decline in 2008 was due primarily to lower Company-owned store and domestic franchise revenues, driven primarily by Company-owned store divestitures, lower same store sales and lower volumes in our domestic supply chain operations. Worldwide store counts have increased from 8,366 at the beginning of 2007 to 8,999 at the end of 2009. This growth in store counts can be attributed to the growing global acceptance of our brand and our pizza delivery concept as well as the economics inherent in our system which attracts new franchisees and encourages existing franchisees to grow their business. Domestic same store sales decreased 1.7% in 2007, decreased 4.9% in 2008 and increased 0.5% in 2009. International same store sales increased 6.7%, 6.2% and 4.3% during the same periods. The Company’s domestic same store sales results in 2007 and 2008 reflected the underperformance of our product and promotional offerings during those years, continued challenges in our domestic business and a weak consumer environment. Domestic same store sales in fiscal 2009 reflected the success of several initiatives, including the launch of two new product platforms: Domino’s BreadBowl Pasta™ and Domino’s American Legends® pizzas, as well as the introduction of Domino’s Chocolate Lava Crunch Cakes and the introduction of our Inspired New Pizza during the fourth quarter of 2009. Internationally, same stores sales growth continues to result from the growing acceptance of delivered pizza around the globe and the successful execution of the concept.

Income from operations decreased 2.8% from $195.0 million in 2008 to $189.5 million in 2009 and increased 0.6% in 2008. Income from operations in 2009 was negatively impacted by approximately $4.9 million of expenses incurred in connection with the stock option exchange program as well as the incremental expense and acceleration of expense for the retirement provision added to existing stock option agreements. Furthermore, 2009 was negatively impacted by changes in foreign currency exchange rates affecting our international operations and higher variable bonuses related to the Company’s bonus program. These decreases in 2009 were offset in part by the inclusion of the 53rd week in 2009, which benefited income from operations by approximately $6.7 million, by higher margins in our Company-owned stores and domestic supply chain business as well as domestic and international same store sales growth and store count growth in our international markets. The growth in income from operations in 2008 was primarily the result of the $14.2 million of gains on the sale of Company-owned stores and continued strong performance in our international business. Additionally, the comparison benefited from lower income from operations in 2007, when we incurred higher expenses associated with the Company’s recapitalization and a $5.0 million reserve recorded in 2007 related to certain legal matters in California. These increases in 2008 were offset in part by lower margins in our Company-owned store and domestic supply chain businesses, a decrease in domestic franchise same store sales and approximately $1.4 million of separation and other costs recorded related primarily to the Company’s reduction-in-force.

Net income increased 47.8% from $54.0 million in 2008 to $79.7 million in 2009 and increased 42.5% in 2008. The increase in net income in 2009 was due primarily to $56.3 million of pre-tax gains recorded on the extinguishment of debt combined with lower interest expense in 2009 as a result of lower debt levels. Additionally, the inclusion of the 53rd week benefited net income in 2009 by approximately $2.9 million. These increases were partially offset by the aforementioned decrease in income from operations. The increase in net income in 2008 was primarily due to the comparison to lower net income amounts in 2007, when we incurred higher expenses associated with the Company’s recapitalization and the aforementioned increase in income from operations in 2008. These recapitalization expenses in 2007 included the write-off of deferred financing fees and bond discount related to the extinguishment of debt and a $13.3 million premium paid to repurchase and retire then-outstanding notes. These increases were offset in part by higher ongoing interest expense in 2008 associated with increased debt under our new capital structure and higher interest income earned in 2007 on funds received in connection with the Company’s recapitalization.

We are highly leveraged primarily as a result of our recapitalization in 2007. As of January 3, 2010, consolidated debt was $1.57 billion. Since 1998, a large portion of our cash flows provided from operations has been used to make principal and interest payments on our indebtedness as well as distributions to shareholders in the form of dividends and stock repurchases. Our securitized debt requires interest-only payments until April 2012. This interest-only period can be extended for two one-year periods if the Company meets certain requirements in April 2012 and April 2013. Based on fiscal 2009 financial results, the Company has exceeded the required threshold for extension. Management currently intends to take advantage of this interest-only period of payments for the full seven years to the extent such extension periods remain available to the Company. Overall, we believe that our ability to consistently produce significant free cash flows allows us the flexibility not only to service our significant debt but also to invest in our growing business as well as return cash to our shareholders.

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

Revenue recognition. We earn revenues through our network of domestic Company-owned and franchise stores, dough manufacturing and supply chain centers and international operations. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchise stores are recognized as revenues when the items are delivered to or carried out by customers. Retail sales are generally reported and related royalties paid to the Company on a weekly basis based on a percentage of retail sales, as specified in the related standard franchise agreement (generally 5.5% of domestic franchise retail sales). In the event that retail sales are not reported timely by a franchisee, the Company will record royalty revenues in the period earned based on an estimate of the franchisee’s sales; however, these estimates are not significant and have historically been materially consistent with the actual amounts. Revenues from Company-owned stores and royalty revenues from franchise stores fluctuate from time-to-time as a result of store count changes. For example, if a Company-owned store that generated $500,000 in revenue in fiscal 2008 is sold to a franchisee in fiscal 2009, revenues from Company-owned stores would have declined by $500,000 in fiscal 2009, while franchise royalty revenues would have increased by only $27,500 in fiscal 2009, as we generally collect 5.5% of a domestic franchisee’s retail sales. Sales of food from our supply chain centers are recognized as revenues upon delivery of the food to franchisees, while sales of equipment and supplies are generally recognized as revenues upon shipment of the related products to franchisees.

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

At January 3, 2010, our total allowance for uncollectible accounts receivables was approximately $9.2 million, compared to $10.9 million as of December 28, 2008, representing approximately 10.8% and 13.6% of our consolidated gross accounts receivable in those years. A 10% change in our allowance for uncollectible accounts receivables at January 3, 2010 would result in a change in reserves of approximately $0.9 million and a change in income before provision for income taxes by the same amount. Currently, management does not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that were used to calculate our allowance for uncollectible accounts receivables.

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

We have not made any significant changes in the methodology used to estimate the future market cash flows of Company-owned stores during the years presented. Same store sales fluctuations and the rates at which operating costs will fluctuate in the future are key factors in evaluating recoverability of the related assets. If our same store sales significantly decline or if operating costs increase and we are unable to recover these costs, the carrying value of our Company-owned stores, by market, may be unrecoverable and we may be required to recognize an impairment charge. At January 3, 2010, we determined that our long-lived assets were not impaired.

A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment, specifically, the Company-owned stores reporting unit. We evaluate goodwill annually for impairment by comparing the fair value of the reporting unit, which is primarily determined using historical undiscounted cash flows multiplied by a market multiple, which is estimated based on the results of recent store sales transactions, to its carrying value. If the carrying value of the reporting unit exceeds the fair value, goodwill would be impaired. We have not made any significant changes in the methodology used to evaluate goodwill impairment during the years presented. At January 3, 2010, the fair value of our business operations with associated goodwill exceeded their recorded carrying value, including the related goodwill. If cash flows generated by our Company-owned stores were to decline significantly in the future or there were negative revisions to the market multiple assumption, we may be required to recognize a goodwill impairment charge. However, based on the latest impairment analysis, we do not believe it is reasonably likely that there could be changes in assumptions that would trigger impairment.

Insurance and legal matters. We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. While historically our actual losses have been materially consistent with our reserves, legal judgments can be volatile and difficult to predict. Accordingly, if our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods. We had accruals for legal matters of approximately $2.9 million at December 28, 2008 and approximately $4.5 million at January 3, 2010.

For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned auto liability under insurance policies requiring payment of a deductible for each occurrence up to between $500,000 and $3.0 million, depending on the policy year and line of coverage. The related insurance reserves are based on undiscounted independent actuarial estimates, which are based on historical information along with assumptions about future events. Specifically, various methods, including analyses of historical trends and actuarial valuation methods, are utilized to estimate the cost to settle reported claims, and claims incurred but not yet reported. The actuarial valuation methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. When estimating these liabilities, several factors are considered, including the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation. Over the past several years, we have experienced improvements in frequency of claims; however increasing severity of claims and medical costs have partially offset these trends. Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed and actuarial methods used to determine our self insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. While historically our actual losses have been materially consistent with our reserves, changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our self insurance liability at January 3, 2010 would have affected our income before provision for income taxes by approximately $2.7 million for fiscal 2009. We had accruals for insurance matters of approximately $30.4 million at December 28, 2008 and $27.2 million at January 3, 2010.

Income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities and reserves for uncertain tax positions. We measure deferred tax assets and liabilities using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes and related reserves, deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. As of January 3, 2010, we had no valuation allowances recorded for deferred tax assets. Our accounting for deferred tax assets represents our best estimate of future events. Our net deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operation.

The amounts relating to taxes recorded on the balance sheet, including tax reserves, also consider the ultimate resolution of revenue agent reviews based on estimates and assumptions. We believe we have adequately accounted for our uncertain tax positions; however, tax audits, changes in tax laws and other unforeseen matters may result in us owing additional taxes. We adjust our reserves for uncertain tax positions when facts and circumstances change or due to the passage of time; for example the completion of a tax audit, or the expiration of a statute of limitations, or changes in penalty and interest reserves associated with uncertain tax positions. Management believes that our tax positions comply with applicable tax law and that we have adequately provided for these matters. However, to the extent the final tax outcome of these matters is different than our recorded amounts, we may be required to adjust our tax reserves resulting in additional income tax expense or benefit in future periods.

Same Store Sales Growth

	2007	2008	2009
Domestic Company-owned stores	1.0%	(2.2)%	(0.9)%
Domestic franchise stores	(2.1)%	(5.2)%	0.6%
Domestic stores	(1.7)%	(4.9)%	0.5%

International stores	6.7%	6.2%	4.3%

Store Growth Activity

	Domestic Company-owned Stores	Domestic Franchise	Domestic Stores	International Stores	Total
Store count at December 31, 2006	571	4,572	5,143	3,223	8,366
Openings	13	125	138	289	427
Closings	(7)	(119)	(126)	(43)	(169)
Transfers	(6)	6	-	-	-
Store count at December 30, 2007	571	4,584	5,155	3,469	8,624
Openings	3	120	123	314	437
Closings	(3)	(228)	(231)	(57)	(288)
Transfers	(82)	82	-	-	-
Store count at December 28, 2008	489	4,558	5,047	3,726	8,773
Openings	-	99	99	414	513
Closings	(21)	(198)	(219)	(68)	(287)
Transfers	(2)	2	-	-	-
Store count at January 3, 2010	466	4,461	4,927	4,072	8,999

Income Statement Data

(dollars in millions)	2007		2008		2009
Domestic Company-owned stores	$394.6		$357.7		$335.8
Domestic franchise	158.1		153.9		157.8
Domestic supply chain	783.3		771.1		763.7
International	126.9		142.4		146.8
Total revenues	1,462.9	100.0%	1,425.1	100.0%	1,404.1	100.0%

Domestic Company-owned stores	317.7		298.9		274.5
Domestic supply chain	710.9		699.7		680.4
International	55.4		63.3		62.2
Cost of sales	1,084.0	74.1%	1,061.9	74.5%	1,017.1	72.4%

Operating margin	378.9	25.9%	363.3	25.5%	387.0	27.6%
General and administrative	184.9	12.6%	168.2	11.8%	197.5	14.1%
Income from operations	193.9	13.3%	195.0	13.7%	189.5	13.5%
Interest expense, net	(125.1)	(8.6)%	(112.2)	(7.9)%	(110.3)	(7.9)%
Other	(13.3)	(0.9)%	-	-	56.3	4.0%
Income before provision for income taxes	55.6	3.8%	82.9	5.8%	135.5	9.7%
Provision for income taxes	17.7	1.2%	28.9	2.0%	55.8	4.0%
Net income	$37.9	2.6%	$54.0	3.8%	$79.7	5.7%

2009 compared to 2008

(tabular amounts in millions, except percentages)

Revenues. Revenues primarily consist of retail sales from our Company-owned stores, royalties from our domestic and international franchise stores and sales of food, equipment and supplies from our supply chain centers to the majority of our domestic franchise stores and certain international franchise stores. Company-owned store and franchise store revenues may vary significantly from period to period due to changes in store count mix while supply chain revenues may vary significantly as a result of fluctuations in commodity prices, primarily cheese and meats.

Consolidated revenues decreased $21.0 million or 1.5% in 2009. This decrease in revenues was due primarily to lower Company-owned store revenues resulting from the impact of the 82 Company-owned store divestitures in 2008, lower domestic supply chain revenues, driven primarily by lower cheese prices, and the negative impact of changes in foreign currency exchange rates on our international revenues. These decreases were offset in part by an estimated $34.4 million positive impact related to the inclusion of the 53rd week in 2009. Further, revenues in 2009 benefited from higher domestic and international same store sales and store count growth in our international markets. These changes in revenues are more fully described below.

Domestic stores. Domestic stores revenues are comprised of retail sales from domestic Company-owned store operations and royalties from retail sales at domestic franchise stores, as summarized in the following table.

	2008		2009
Domestic Company-owned stores	$357.7	69.9%	$335.8	68.0%
Domestic franchise	153.9	30.1%	157.8	32.0%
Total domestic stores revenues	$511.6	100.0%	$493.6	100.0%

Domestic stores revenues decreased $18.0 million or 3.5% in 2009. This decrease was due primarily to the reduction of Company-owned store revenues resulting from the 2008 store divestitures and lower domestic Company-owned same store sales. The decrease was offset in part by an estimated $11.8 million positive impact related to the inclusion of the 53rd week in 2009 and higher domestic franchise same store sales. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations decreased $21.9 million or 6.1% in 2009. This decrease was due primarily to the store divestitures in 2008 and lower same store sales offset in part by an estimated $8.2 million positive impact related to the inclusion of the 53rd week in 2009. Domestic Company-owned same store sales decreased 0.9% in 2009 compared to 2008. There were 489 domestic Company-owned stores in operation as of December 28, 2008 and 466 domestic Company-owned stores in operation as of January 3, 2010.

Domestic franchise. Revenues from domestic franchise operations increased $3.9 million or 2.5% in 2009. This increase was due primarily to an estimated $3.6 million positive impact related to the inclusion of the 53rd week in 2009 and higher same store sales, offset in part by a decrease in the average number of domestic franchise stores open during 2009. Domestic franchise same store sales increased 0.6% in 2009 compared to 2008. There were 4,558 domestic franchise stores in operation as of December 28, 2008 and 4,461 domestic franchise stores in operation as of January 3, 2010.

Domestic supply chain. Revenues from domestic supply chain operations decreased $7.4 million or 1.0% in 2009. This decrease was due primarily to lower food prices, primarily cheese, partially offset by increases resulting from higher volumes and product mix as well as an estimated $19.2 million positive impact related to the inclusion of the 53rd week in 2009. Cheese prices negatively impacted revenues by approximately $40.9 million in 2009.

International. International revenues are primarily comprised of royalties from our international franchise stores and sales of food and supplies by our international supply chain centers to certain franchise stores, as summarized in the following table.

	2008		2009
International royalty and other	$73.1	51.3%	$77.4	52.7%
International supply chain	69.3	48.7%	69.4	47.3%
Total international revenues	$142.4	100.0%	$146.8	100.0%

Revenues from international operations increased $4.4 million or 3.0% in 2009, comprised of a $4.3 million increase in royalty and other revenues and a $0.1 million increase in supply chain revenues. These increases were due primarily to an estimated $3.5 million positive impact on total international revenues related to the inclusion of the 53rd week in 2009. Additionally, international revenues were positively impacted by higher same store sales and an increase in the average number of international stores open during 2009. The increase in international royalty and other revenues were offset in part by an $8.3 million negative impact of changes in foreign currency exchange rates as a result of the strengthening of the U.S. dollar compared to the currencies in the international markets in which we compete. On a constant dollar basis, same store sales increased 4.3% in 2009 compared to 2008. On a historical dollar basis, same store sales decreased 5.6% in 2009 compared to 2008. The international supply chain revenues in 2009 were negatively impacted by $4.1 million related to changes in foreign currency. There were 3,726 international stores in operation as of December 28, 2008 and 4,072 international stores in operation as of January 3, 2010.

Cost of sales / Operating margin. Consolidated cost of sales consists primarily of Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $23.7 million or 6.5% in 2009, as summarized in the following table.

	2008		2009
Consolidated revenues	$1,425.1	100.0%	$1,404.1	100.0%
Consolidated cost of sales	1,061.9	74.5%	1,017.1	72.4%
Consolidated operating margin	$363.3	25.5%	$387.0	27.6%

The $23.7 million increase in consolidated operating margin was due primarily to higher margins in our domestic supply chain, domestic Company-owned store and international businesses, combined with higher domestic franchise royalty revenues. Additionally, the consolidated operating margin was positively impacted by an estimated $10.4 million related to the inclusion of the 53rd week in 2009.

As a percentage of total revenues, our consolidated operating margin increased 2.1 percentage points in 2009, primarily as a result of a market decrease in overall food prices, including cheese, which benefited our domestic Company-owned store and domestic and international supply chain operating margins as a percentage of revenues. Changes in the operating margin at our domestic Company-owned store operations and our domestic supply chain operations are more fully described below.

Domestic Company-owned stores. The domestic Company-owned store operating margin increased $2.5 million or 4.2% in 2009, as summarized in the following table.

	2008		2009
Revenues	$357.7	100.0%	$335.8	100.0%
Cost of sales	298.9	83.5%	274.5	81.7%
Store operating margin	$58.8	16.5%	$61.3	18.3%

The $2.5 million increase in the domestic Company-owned store operating margin was due primarily to the estimated $2.4 million positive effect of the 53rd week in 2009 as well as lower overall food costs, primarily cheese. This increase in Company-owned store operating margin was offset in part by the impact of the 2008 store divestitures and, to a lesser extent, lower same store sales.

As a percentage of Company-owned store revenues, the Company-owned store operating margin increased 1.8 percentage points in 2009 due primarily to lower food and delivery costs, offset in part by higher labor and related costs.

As a percentage of store revenues, food costs decreased 1.8 percentage points to 25.8% in 2009, due primarily to lower overall food prices, primarily cheese. The cheese block price per pound averaged $1.29 in 2009 compared to $1.89 in 2008.

As a percentage of store revenues, labor and related costs increased 0.3 percentage points to 32.3% in 2009, due primarily to higher average wage rates resulting from increases in minimum wage rates.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, increased 0.1 percentage points to 12.2% in 2009 primarily resulting from higher rent costs incurred in connection with the Company’s store closures in fiscal 2009.

Domestic supply chain. The domestic supply chain operating margin increased $11.9 million or 16.6% in 2009, as summarized in the following table.

	2008		2009
Revenues	$771.1	100.0%	$763.7	100.0%
Cost of sales	699.7	90.7%	680.4	89.1%
Domestic supply chain operating margin	$71.4	9.3%	$83.3	10.9%

The $11.9 million increase in the domestic supply chain operating margin was due to lower fuel costs, operating efficiencies and food cost savings. Additionally, the domestic supply chain operating margin was positively impacted by approximately $2.3 million due to the inclusion of the 53rd week in 2009.

As a percentage of domestic supply chain revenues, the domestic supply chain operating margin increased 1.6 percentage points in 2009 due primarily to lower food prices, primarily cheese and meats, and efficiencies gained at the supply chain centers through reduced delivery frequency and cost reductions. Decreases in certain food prices, including cheese, have a positive effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items, including cheese. Had the 2009 cheese prices been in effect during 2008, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 9.8% for 2008, resulting in a domestic supply chain operating margin increase of 1.1 percentage points in 2009.

General and administrative expenses. General and administrative expenses increased $29.3 million or 17.4% in 2009. As a percentage of total revenues, general and administrative expenses increased 2.3 percentage points to 14.1% in 2009. These increases were due primarily to the impact of $14.2 million of gains recorded in 2008 related to the sale of certain Company-owned stores. Additionally, general and administrative expenses in 2009 were negatively impacted by higher administrative labor primarily resulting from variable bonuses and investments in franchise audit and training initiatives and approximately $3.7 million of additional expenses, primarily labor and advertising, related to the inclusion of the 53rd week in 2009. Further, general and administrative expenses were negatively impacted by approximately $4.9 million of expenses incurred in connection with the stock option exchange program and the incremental expense and acceleration of expense for the retirement provision added to existing stock option agreements in 2009. These increases in general and administrative expenses were offset in part by approximately $1.4 million of separation and other costs recorded in 2008 related primarily to the Company’s reduction-in-force, a $6.2 million decrease in bad debt expense resulting from improved payments from our franchisees, $2.0 million of net proceeds received in the second quarter of 2009 for an insurance settlement and lower depreciation and amortization expense.

Interest income. Interest income decreased $2.0 million to $0.7 million in 2009. This decrease was primarily due to lower interest rates earned in 2009 on the Company’s restricted and unrestricted cash and cash equivalents.

Interest expense. Interest expense decreased $4.0 million to $110.9 million in 2009. This decrease in interest expense was due primarily to lower debt balances, which resulted from the Company’s debt repurchases in 2009. These decreases were offset in part by a $2.3 million write-off of deferred financing fees in connection with the extinguishment of debt in 2009 and approximately $1.9 million of higher interest expense related to the inclusion of the 53rd week in 2009.

Our cash borrowing rate was 6.0% in 2009 and was 6.1% in 2008. Our average outstanding debt balance, excluding capital lease obligations, decreased approximately $0.1 billion to approximately $1.6 billion in 2009.

Other. The other amount of $56.3 million in 2009 represents the gains recognized on the repurchase and retirement of principal on the senior fixed rate notes.

Provision for income taxes. Provision for income taxes increased $26.9 million to $55.8 million in 2009, due primarily to an increase in pre-tax income and a higher effective tax rate. The Company’s effective income tax rate increased 6.3 percentage points to 41.2% of pre-tax income in 2009. This effective rate increase was due primarily to the positive impact in 2008 of reserve adjustments related to other state income tax matters combined with the negative impact in 2009 of reserve adjustments related to certain state income tax matters. The Company anticipates that the effective tax rate will be lower than the fiscal 2009 effective tax rate for the foreseeable future.

2008 compared to 2007

(tabular amounts in millions, except percentages)

Revenues. Consolidated revenues decreased $37.8 million or 2.6% in 2008. This decrease in revenues was due primarily to lower Company-owned store and domestic franchise revenues, driven primarily by Company-owned store divestitures, lower same store sales and lower volumes in our domestic supply chain operations offset in part by higher international revenues. These decreases in revenues are more fully described below.

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

Domestic Company-owned stores. Revenues from domestic Company-owned store operations decreased $36.9 million or 9.3% in 2008. This decrease was due primarily to store divestitures, primarily to existing franchisees, during 2008 and lower same store sales. Domestic Company-owned same store sales decreased 2.2% in 2008 compared to 2007. There were 571 domestic Company-owned stores in operation as of December 30, 2007 and 489 domestic Company-owned stores in operation as of December 28, 2008.

Domestic franchise. Revenues from domestic franchise operations decreased $4.2 million or 2.7% in 2008. This decrease was due primarily to lower same store sales and a decrease in the average number of domestic franchise stores open during 2008. There were 4,584 domestic franchise stores in operation as of December 30, 2007 and 4,558 domestic franchise stores in operation as of December 28, 2008. Domestic franchise same store sales decreased 5.2% in 2008 compared to 2007.

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

Revenues from international operations increased $15.5 million or 12.2% in 2008, comprised of a $6.8 million increase in royalty and other revenues and an $8.7 million increase in supply chain revenues. These increases were due primarily to higher same store sales and an increase in the average number of international stores open during 2008, offset in part by a $1.9 million negative impact of foreign currency translation losses as a result of the strengthening of the U.S. dollar compared to the currencies in the markets in which we compete. On a constant dollar basis, same store sales increased 6.2% in 2008 compared to 2007. On a historical dollar basis, same store sales increased 4.2% in 2008 compared to 2007, reflecting a generally stronger U.S. dollar in those markets in which we compete. There were 3,469 international stores in operation as of December 30, 2007 and 3,726 international stores in operation as of December 28, 2008.

Cost of sales / Operating margin. The consolidated operating margin decreased $15.6 million or 4.1% in 2008, as summarized in the following table.

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

As a percentage of store revenues, occupancy costs increased 0.2 percentage points to 12.1% in 2008 resulting from higher average rent and utility costs.

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

General and administrative expenses. General and administrative expenses decreased $16.7 million or 9.0% in 2008. As a percentage of total revenues, general and administrative expenses decreased 0.8 percentage points to 11.8% in 2008. These decreases were due primarily to $14.2 million of gains recorded in 2008 related to the sale of certain Company-owned stores. Additionally, general and administrative expenses in 2008 were positively impacted by lower advertising and labor expenses both directly related to the sale of Company-owned stores in 2008, the impact of a $5.0 million reserve recorded in 2007 related to certain legal matters in California as well as general and administrative expenses recorded in connection with the Company’s recapitalization in 2007. These decreases were offset in part by approximately $1.4 million of separation and other costs recorded related primarily to the Company’s previously announced and executed reduction-in-force, a $5.3 million increase in bad debt expense due primarily to delinquent payments from our franchisees and a $1.8 million gain recorded in 2007 on the sale of a corporate aircraft.

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

Liquidity and capital resources

As of January 3, 2010, we had negative working capital of $31.9 million, excluding restricted cash and cash equivalents of $91.1 million and including total unrestricted cash and cash equivalents of $42.4 million. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which have been primarily used to service our debt obligations, invest in our business and repurchase common stock, reduce our working capital amounts. As of January 3, 2010, the Company had approximately $37.0 million of cash held for future interest payments, $34.9 million of cash held as collateral for outstanding letters of credit, $10.0 million cash held for capitalization of certain subsidiaries, $8.8 million cash held in interest reserves and $0.4 million of other restricted cash, for a total of $91.1 million of restricted cash.

As of January 3, 2010, we had approximately $1.57 billion of total debt, of which $50.4 million was classified as a current liability. Of the $50.4 million classified as current, $50.0 million relates to senior fixed rate notes repurchased subsequent to January 3, 2010. Our primary sources of liquidity are cash flows from operations. As of January 3, 2010, net of $2.4 million pledged for a letter of credit, the Company had no borrowing capacity available under its $60.0 million variable funding notes. During the third quarter of 2009, Domino’s Pizza LLC (DPLLC), a wholly-owned subsidiary of the Company, entered into a Letter of Credit Agreement (the L/C Agreement), pursuant to which the counterparty may issue, at DPLLC’s request, up to $50.0 million of standby letters of credit for the account of DPLLC and its subsidiaries. Pursuant to the L/C Agreement, DPLLC will maintain a cash collateral account holding an amount equal to 105% of any outstanding letters of credit and pay to the counterparty quarterly commitment fees of 0.375% per annum of the unused portion of the standby letters of credit and quarterly letter of credit fees of 0.75% per annum of the undrawn face amount of any outstanding letters of credit. As of January 3, 2010, the Company had $33.3 million of outstanding standby letters of credit under the L/C Agreement and restricted $34.9 million of cash on its consolidated balance sheet as collateral for these outstanding letters of credit. These letters of credit primarily relate to our insurance programs and supply chain center leases.

As a result of and concurrent with the execution of the L/C Agreement, the Company terminated substantially all of its pre-existing letters of credit which provided additional borrowing availability under its variable funding notes. During fiscal 2009, the Company borrowed approximately $61.0 million under the variable funding notes and repaid $3.4 million of those borrowings. Subsequent to January 3, 2010, the Company terminated its last pre-existing letter of credit under the variable funding notes facility which provided an additional $2.4 million of borrowing availability under its variable funding notes. As a result, subsequent to fiscal 2009, the Company borrowed an additional $2.4 million under the variable funding notes and currently has no borrowing capacity available under the $60.0 million variable funding notes facility.

The net borrowings under the variable funding notes were used in combination with cash on hand to fund the repurchase and retirement of a portion of the outstanding senior fixed rate notes. During fiscal 2009, the Company repurchased and retired approximately $189.2 million of principal of its outstanding senior fixed rate notes for a total purchase price of approximately $133.9 million, including approximately $1.0 million of accrued interest. Subsequent to fiscal 2009, the Company repurchased and retired $50.0 million of principal of its outstanding senior fixed rate notes for a total purchase price of approximately $44.8 million, including approximately $76,000 of accrued interest.

Despite recent challenges in our domestic operations, including negative domestic same store sales growth in 2008 and 2007, net domestic store closures in 2009 and 2008 and the current economic downturn, including unprecedented volatility in the capital and credit markets, our operating cash flows remain positive. In order to address these challenges and reverse these negative same store sales and store growth trends, we have made changes to our marketing strategies and menu offerings, as well as exited underperforming franchisees from the Domino’s Pizza system. Additionally, we continue to evaluate the overall mix of Company-owned and franchise stores to ensure we have the optimal store base. We expect to use our unrestricted cash and cash equivalents and ongoing cash flows from operations to fund working capital requirements, invest in our core business and reduce our long-term debt. We have historically funded our working capital requirements, capital expenditures, debt repayments and share repurchases primarily from our cash flows from operations and, when necessary, our available borrowings under the variable funding notes. Management believes its current unrestricted cash and cash equivalents balance and its expected ongoing cash flows from operations is sufficient to fund operations for the foreseeable future.

We plan capital expenditures of approximately $20.0 million to $30.0 million in fiscal 2010. These capital expenditures primarily relate to investments in existing Company-owned stores and supply chain centers which we feel are necessary to sustain and grow our business. Additionally, we also plan to make investments in our proprietary internally developed point-of-sale system (Domino’s PULSE™). We did not have any material commitments for capital expenditures as of January 3, 2010.

Cash provided by operating activities was $101.3 million in 2009, $75.3 million in 2008 and $84.2 million in 2007. The $26.0 million increase in 2009 versus 2008 was due primarily to a $27.3 million net change in operating assets and liabilities, due primarily to the timing of payments of current operating liabilities. This was offset in part by a $1.2 million decrease in net income excluding non-cash adjustments. The $8.9 million decrease in 2008 versus 2007 was due primarily to a $13.6 million decrease in net income excluding non-cash adjustments, due primarily to lower operating performance in our domestic operations. This was offset in part by a $4.7 million net change in operating assets and liabilities. We are focused on continually improving our net income and cash flow from operations and we do not anticipate that the decline in net income excluding non-cash adjustments will continue over the long term. Additionally, in fiscal 2008, which represents the first full year under our current capital structure, we generated approximately $1.0 million per week on average of free cash flow, and in fiscal 2009 we generated approximately $1.5 million per week on average of free cash flow. Management defines free cash flow as net cash provided by operating activities less capital expenditures. Management expects this trend to continue for the foreseeable future.

Cash used in investing activities was $32.9 million in 2009 and $109.5 million in 2007. Cash provided by investing activities was $12.1 million in 2008. The $45.0 million net change in 2009 versus 2008 was due primarily to a $25.1 million decrease in proceeds from the sale of assets primarily as a result of the sale of certain Company-owned operations in 2008 and a $14.4 million change in restricted cash and cash equivalents. The $121.6 million net change in 2008 versus 2007 was due primarily to an $83.0 million change in restricted cash related to our 2007 recapitalization, a $15.5 million increase in proceeds from the sale of property, plant and equipment primarily as a result of the sale of 82 Company-owned stores and a $23.0 million decrease in capital expenditures, due primarily to the purchase of a corporate aircraft in 2007.

Cash used in financing activities was $70.8 million in 2009, $53.5 million in 2008 and $1.6 million in 2007. The $17.3 million net change in 2009 versus 2008 was due primarily to a $118.4 million increase in repayments of long-term debt and capital lease obligations, offset in part by a $58.0 million increase in the proceeds from issuance of long-term debt and a $43.0 million decrease in purchases of common stock. The $51.9 million net change in 2008 versus 2007 was due primarily to a $2.5 billion decrease in proceeds from issuance of long-term debt and a $11.6 million decrease in purchases of common stock, offset in part by a $1.5 billion decrease in repayments of long-term debt and capital lease obligations, an $897.0 million decrease in common stock dividends and equivalents and a $60.1 million decrease in cash paid for financing costs.

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

On April 16, 2007, a wholly-owned subsidiary of Domino’s Pizza LLC and three of its wholly-owned subsidiaries completed an asset-backed securitization (ABS) by co-issuing a $1.85 billion facility in a private transaction consisting of $1.6 billion of 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 (Class A-2 Notes), $100.0 million of 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 (Class M-1 Notes and collectively with Class A-2 Notes, the Fixed Rate Notes) and $150.0 million of Variable Rate Series 2007-1 Senior Variable Funding Notes, Class A-1 (the Variable Funding Notes). Gross proceeds from the issuance of the Fixed Rate Notes were $1.7 billion. The Variable Funding Notes were undrawn upon at issuance. The Company used a portion of the Fixed Rate Note proceeds to (i) repay in full all outstanding bridge term loans and terminate the bridge facility credit agreement, (ii) capitalize certain new subsidiaries, and (iii) pay $38.1 million of ABS debt financing fees. The Company concurrently wrote-off the unamortized deferred financing fees related to the previously outstanding bridge facility credit agreement of approximately $21.9 million. During 2008, one of the Company’s Variable Funding Notes providers (the Primary VFN Provider) declared bankruptcy. As a result of the Primary VFN Provider’s bankruptcy, the Company’s ability to draw upon the Variable Funding Notes was reduced to $60.0 million.

Additionally, during the second quarter of 2007, the Company settled its then outstanding five-year forward starting interest rate swap agreement with a total notional amount of $1.25 billion. This interest rate swap agreement was settled in cash for $11.5 million, in accordance with its terms, concurrent with the issuance of the securitized debt. In connection with this settlement, the other comprehensive income amount was adjusted for the after-tax net settlement amount of $7.1 million which is being amortized into interest expense over the remaining term of the hedged item.

The Senior Notes accrue interest at a fixed rate of 5.261% per year and the Subordinated Notes will accrue interest at a fixed rate of 7.629%. Accrued interest is due and payable quarterly, commencing on October 25, 2007. The Fixed Rate Notes require no annual principal payments and the expected repayment date is April 25, 2014, with legal final maturity on April 27, 2037. The Fixed Rate Notes are subject to certain financial covenants, including a debt service coverage calculation, as defined in the related agreements.

Additionally, the Board of Directors approved an open market share repurchase program for up to $200.0 million of the Company’s common stock, which has historically been funded by future free cash flows and borrowings available under the Variable Funding Notes. The Company used approximately $42.9 million in 2008 for share repurchases under this program and has $102.7 million left under the $200.0 million authorization. The Company did not repurchase any of its common shares in 2009 as it focused on reducing outstanding Class A-2 Notes. The Company expects to continue to use available unrestricted cash and cash equivalents and ongoing free cash flow generation to, among other things, reduce its debt obligations; however, it will continue to evaluate share repurchases in the future as a use for cash generated by the Company.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the Variable Funding Notes will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described in Item 1A., Risk Factors. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the Fixed Rate Notes and to service, extend or refinance the Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2007, 2008 or 2009. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above as well as in Item 7A., Quantitative and Qualitative Disclosures About Market Risk.

New accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance on the Accounting Standards Codification (ASC or the Codification). The Codification became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification during the quarter and fiscal year ending January 3, 2010 and as such there are no references to the Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements throughout this annual report on Form 10-K. There was no impact on the consolidated results of the Company.

In February 2008, the FASB issued authoritative guidance that allowed a one-year deferral for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company elected this one-year deferral and began applying the provisions to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis in the current fiscal year beginning December 29, 2008. We generally apply fair value techniques on a nonrecurring basis associated with (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets, and (2) valuing potential impairment loss related to long-lived assets.

In March 2008, the FASB issued authoritative guidance for derivatives and hedging which requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. This guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the guidance has been applied and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company does not currently hold derivative instruments and was not impacted by the adoption of this authoritative guidance.

In May 2009, the FASB issued authoritative guidance for subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires public companies to evaluate subsequent events through the date the financial statements are issued. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted the authoritative guidance in the third quarter of 2009. The Company evaluated subsequent events occurring after January 3, 2010 through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company determined there were no additional subsequent events that required recognition or disclosure.

In June 2009, the FASB issued authoritative guidance that includes: (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity; and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt this guidance in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Contractual obligations

The following is a summary of our significant contractual obligations at January 3, 2010.

(dollars in millions)	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt (1):
Principal (2)	$50.0	$-	$-	$-	$1,518.4	$-	$1,568.4
Interest (3)	90.1	90.1	90.1	90.1	30.0	-	390.4
Capital lease	0.7	0.7	0.7	0.7	0.7	2.7	6.4
Operating leases (4)	38.6	32.9	25.2	18.9	8.0	16.0	139.7

(1)	The maturity date of the long-term debt noted within the table above reflects the Company’s expected repayment date of April 25, 2014, rather than the legal maturity date of April 27, 2037. In the event that the Fixed Rate Notes are not repaid in full by April 25, 2012 and certain covenants are met, the Company has the option to extend the maturities of the Fixed Rate Notes for two one-year terms at interest rates that may be higher than the current stated rates, depending on the then current LIBOR rates and the Company’s performance against certain covenants. During the extension periods, partial principal repayments may be due depending on performance against certain covenants. Following the extension periods, or if the Company does not qualify for the extensions in 2012 and 2013, all cash generated by the Company less a specific amount allocated to the Company as a servicing fee must be used to pay down outstanding principal and interest rates may be higher than previous extension periods. As of January 3, 2010, the Company believes it will qualify for these extensions and intends to take advantage of this interest-only period of payments for the full seven years to the extent such extension periods remain available to the Company.

(2)	The long-term debt contractual obligations included above differ from the long-term debt amounts reported in our consolidated financial statements as the above amounts do not include the effect of unamortized debt discounts of approximately $30,000 at January 3, 2010. Additionally, the principal portion of the capital lease obligation amounts above, which totaled $4.5 million at January 3, 2010, are classified as debt in our consolidated financial statements.

(3)	The interest rate on our variable funding notes is based primarily on a current commercial paper rate plus 0.5%. The interest rate on Class A-2 notes is fixed at 5.261% per year. The interest rate on our Class M-1 notes is fixed at 7.269%. If the securitized debt is extended or refinanced, interest rates may be equal to or higher than the current stated rates.

(4)	We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center, which is our corporate headquarters, under leases with expiration dates through 2019.

Liabilities for unrecognized tax benefits of $6.8 million are excluded from the above table, as we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on unrecognized tax benefits see Note 4 to the consolidated financial statements included in this Form 10-K.

Off-balance sheet arrangements

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit as of January 3, 2010 were $35.7 million and relate to our insurance programs and supply chain center leases. The Company has restricted $34.9 million of cash on its consolidated balance sheet as collateral for these letters of credit. The Company has also guaranteed borrowings of franchisees of approximately $1.7 million as of January 3, 2010. Additionally, the Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $4.8 million as of January 3, 2010. We believe that none of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K includes various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. Forward-looking statements include information concerning future results of operations, and business strategy. Also, statements that contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “potential,” “outlook” and similar terms and phrases, including references to assumptions, are forward-looking statements. These forward-looking statements relating to our anticipated profitability, the growth of our international business, ability to service our indebtedness, our intentions with respect to the extension of the interest-only period on our fixed notes, our operating performance, the anticipated success of our new core pizza product, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A., Risk Factors, as well as other cautionary language in this Form 10-K. Actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

• our substantial increased indebtedness as a result of the recapitalization in 2007 and our ability to incur additional indebtedness;

• our future financial performance;

• the success of our marketing initiatives;

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

• adverse legislation, regulation or publicity;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

Prior to our recapitalization that was completed in 2007, we were exposed to market risk from interest rate changes on our variable rate debt. Management actively monitored this exposure. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalization in 2007, we issued fixed rate notes and, at January 3, 2010, we are only exposed to interest rate risk on borrowings under our variable funding notes. As of January 3, 2010, we had $57.6 million outstanding under our variable funding note facility. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

On February 12, 2007, the Company entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion to hedge the interest rate variability of the coupon payments associated with the issuance of $1.85 billion of securitized debt in connection with the recapitalization. On April 16, 2007, the swap agreement was settled in cash for $11.5 million, in accordance with its terms, concurrent with the issuance of the securitized debt. In connection with this settlement, the other comprehensive income amount was adjusted for the after-tax net settlement amount of $7.1 million which is being amortized into interest expense over the remaining term of the hedged item. At January 3, 2010, the Company does not have any interest rate derivatives outstanding.

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Total revenues of approximately 8.7% in 2007, 10.0% in 2008 and 10.5% in 2009 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Domino’s Pizza, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Domino’s Pizza, Inc. and its subsidiaries at January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9(A). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

March 2, 2010

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	December 28, 2008	January 3, 2010
CURRENT ASSETS:
Cash and cash equivalents	$45,372	$42,392
Restricted cash and cash equivalents	78,871	91,141
Accounts receivable, net of reserves of $10,949 in 2008 and $9,190 in 2009	69,390	76,273
Inventories	24,342	25,890
Notes receivable, net of reserves of $151 in 2008 and $257 in 2009	630	1,079
Prepaid expenses and other	6,236	6,155
Advertising fund assets, restricted	20,377	25,116
Deferred income taxes	9,033	10,622

Total current assets	254,251	278,668

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	22,063	21,825
Leasehold and other improvements	83,362	83,190
Equipment	167,470	170,202
Construction in progress	1,881	4,499

	274,776	279,716
Accumulated depreciation and amortization	(166,346)	(176,940)

Property, plant and equipment, net	108,430	102,776

OTHER ASSETS:
Investments in marketable securities, restricted	1,258	1,406
Notes receivable, less current portion, net of reserves of $1,640 in 2008 and $865 in 2009	1,742	1,936
Deferred financing costs, net of accumulated amortization of $12,624 in 2008 and $18,167 in 2009	24,457	17,266
Goodwill	17,675	17,606
Capitalized software, net of accumulated amortization of $48,723 in 2008 and $48,063 in 2009	3,672	3,233
Other assets, net of accumulated amortization of $3,108 in 2008 and $3,439 in 2009	9,260	9,024
Deferred income taxes	43,049	21,846

Total other assets	101,113	72,317

Total assets	$463,794	$453,761

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	December 28, 2008	January 3, 2010
CURRENT LIABILITIES:
Current portion of long-term debt	$340	$50,370
Accounts payable	56,906	64,120
Accrued compensation	10,383	17,168
Accrued interest	17,834	17,500
Accrued income taxes	1,167	183
Insurance reserves	10,056	12,032
Advertising fund liabilities	20,377	25,116
Other accrued liabilities	32,491	32,934

Total current liabilities	149,554	219,423

LONG-TERM LIABILITIES:
Long-term debt, less current portion	1,704,444	1,522,463
Insurance reserves	20,369	15,127
Other accrued liabilities	14,050	17,742

Total long-term liabilities	1,738,863	1,555,332

Total liabilities	1,888,417	1,774,755

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 56,984,155 in 2008 and 58,572,859 in 2009 issued and outstanding	570	586
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	-	-
Additional paid-in capital	1,853	24,487
Retained deficit	(1,421,705)	(1,341,961)
Accumulated other comprehensive loss	(5,341)	(4,106)

Total stockholders’ deficit	(1,424,623)	(1,320,994)

Total liabilities and stockholders’ deficit	$463,794	$453,761

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 30, 2007	December 28, 2008	January 3, 2010
REVENUES:
Domestic Company-owned stores	$394,585	$357,703	$335,779
Domestic franchise	158,050	153,858	157,780
Domestic supply chain	783,330	771,106	763,733
International	126,905	142,447	146,765

Total revenues	1,462,870	1,425,114	1,404,057

COST OF SALES:
Domestic Company-owned stores	317,730	298,857	274,474
Domestic supply chain	710,894	699,669	680,427
International	55,392	63,327	62,180

Total cost of sales	1,084,016	1,061,853	1,017,081

OPERATING MARGIN	378,854	363,261	386,976

GENERAL AND ADMINISTRATIVE	184,944	168,231	197,467

INCOME FROM OPERATIONS	193,910	195,030	189,509

INTEREST INCOME	5,317	2,746	683

INTEREST EXPENSE	(130,374)	(114,906)	(110,945)

OTHER	(13,294)	-	56,275

INCOME BEFORE PROVISION FOR INCOME TAXES	55,559	82,870	135,522

PROVISION FOR INCOME TAXES	17,677	28,899	55,778

NET INCOME	$37,882	$53,971	$79,744

EARNINGS PER SHARE:

Common Stock – basic	$0.61	$0.93	$1.39
Common Stock – diluted	$0.59	$0.93	$1.38

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	December 30, 2007	December 28, 2008	January 3, 2010
NET INCOME	$37,882	$53,971	$79,744

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:

Currency translation adjustment	356	(846)	296
Unrealized losses on derivative instruments	(13,516)	-	-
Reclassification adjustment for losses included in net income	258	2,132	1,790

	(12,902)	1,286	2,086
TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS)

Currency translation adjustment	-	(19)	(171)
Unrealized losses on derivative instruments	5,136	-	-
Reclassification adjustment for losses included in net income	(98)	(810)	(680)

	5,038	(829)	(851)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(7,864)	457	1,235

COMPREHENSIVE INCOME	$30,018	$54,428	$80,979

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock			Retained Deficit	Accumulated Other Comprehensive Income (Loss)

	Shares	Amount	Additional Paid-in Capital		Currency Translation Adjustment	Fair Value of Derivative Instruments
BALANCE AT DECEMBER 31, 2006	62,450,804	$625	$133,936	$(701,520)	$79	$1,987

Net income	-	-	-	37,882	-	-
Common stock dividends and equivalents	-	-	(140,946)	(756,026)	-	-
Issuance of common stock	288,172	3	5,721	-	-	-
Purchase of common stock	(3,616,552)	(36)	(29,324)	(25,188)	-	-
Exercise of stock options	542,663	5	4,664	-	-	-
Tax benefit related to stock options	-	-	22,113	-	-	-
Non-cash compensation expense	-	-	8,405	-	-	-
Other	-	-	(4,569)	(86)	-	-
Currency translation adjustment	-	-	-	-	356	-
Unrealized losses on derivative instruments, net of tax	-	-	-	-	-	(8,380)
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	160

BALANCE AT DECEMBER 30, 2007	59,665,087	597	-	(1,444,938)	435	(6,233)

Net income	-	-	-	53,971	-	-
Issuance of common stock	552,491	6	4,446	-	-	-
Purchase of common stock	(3,369,522)	(34)	(12,204)	(30,738)	-	-
Exercise of stock options	136,099	1	1,036	-	-	-
Tax benefit related to stock options	-	-	272	-	-	-
Non-cash compensation expense	-	-	9,059	-	-	-
Other	-	-	(756)	-	-	-
Currency translation adjustment, net of tax	-	-	-	-	(865)	-
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	1,322

BALANCE AT DECEMBER 28, 2008	56,984,155	570	1,853	(1,421,705)	(430)	(4,911)
Net income	-	-	-	79,744	-	-
Issuance of common stock	1,365,903	14	4,362	-	-	-
Exercise of stock options	222,801	2	756	-	-	-
Tax benefit related to stock options	-	-	383	-	-	-
Non-cash compensation expense	-	-	17,254	-	-	-
Other	-	-	(121)	-	-	-
Currency translation adjustment, net of tax	-	-	-	-	125	-
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	1,110

BALANCE AT JANUARY 3, 2010	58,572,859	$586	$24,487	$(1,341,961)	$(305)	$(3,801)

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 30, 2007	December 28, 2008	January 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,882	$53,971	$79,744
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	31,176	28,377	24,064
Gains on debt extinguishment	-	-	(56,275)
(Gains) losses on sale/disposal of assets	(766)	(13,752)	1,843
Provision for losses on accounts and notes receivable	2,358	7,714	1,542
Provision (benefit) for deferred income taxes	(5,564)	2,046	19,476
Amortization of deferred financing costs, debt discount and other	38,612	11,103	9,621
Non-cash compensation expense	8,405	9,059	17,254
Changes in operating assets and liabilities-
Increase in accounts receivable	(4,337)	(10,304)	(7,235)
Decrease (increase) in inventories, prepaid expenses and other	(1,503)	1,245	(1,050)
Increase (decrease) in accounts payable and accrued liabilities	(20,983)	(15,293)	16,286
Increase (decrease) in insurance reserves	(1,092)	1,091	(3,996)

Net cash provided by operating activities	84,188	75,257	101,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,415)	(19,411)	(22,870)
Proceeds from sale of assets	13,354	28,874	3,730
Change in restricted cash	(80,951)	2,080	(12,270)
Other	543	549	(1,481)

Net cash provided by (used in) investing activities	(109,469)	12,092	(32,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	2,524,938	3,000	60,995
Repayments of long-term debt and capital lease obligation	(1,547,201)	(18,312)	(136,679)
Cash paid for financing costs	(60,337)	(278)	(552)
Proceeds from issuance of common stock	5,724	4,452	4,376
Proceeds from exercise of stock options	4,669	1,037	758
Tax benefit from stock options	22,113	272	383
Purchase of common stock	(54,548)	(42,976)	-
Common stock dividends and equivalents	(896,972)	-	-
Other	-	(726)	(77)

Net cash used in financing activities	(1,614)	(53,531)	(70,796)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	17	210	(567)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,878)	34,028	(2,980)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	38,222	11,344	45,372

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$11,344	$45,372	$42,392

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Domino’s Pizza, Inc. (DPI), a Delaware corporation, conducts its operations and derives substantially all of its operating income and cash flows through its wholly-owned subsidiary, Domino’s, Inc. (Domino’s) and Domino’s wholly-owned subsidiary, Domino’s Pizza LLC (DPLLC). DPI and its wholly-owned subsidiaries (collectively, the Company) are primarily engaged in the following business activities: (i) retail sales of food through Company-owned Domino’s Pizza stores; (ii) sales of food, equipment and supplies to Company-owned and franchised Domino’s Pizza stores through Company-owned supply chain centers; and (iii) receipt of royalties from domestic and international Domino’s Pizza franchisees.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2007 fiscal year ended December 30, 2007, the 2008 fiscal year ended December 28, 2008, and the 2009 fiscal year ended January 3, 2010. The 2007 and 2008 fiscal years each consisted of fifty-two weeks, while the 2009 fiscal year consisted of fifty-three weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash includes $37.0 million of cash held for future interest payments, $34.9 million of cash held as collateral for outstanding letters of credit, $10.0 million cash held for capitalization of entities, $8.8 million cash held in interest reserves and $0.4 million of other restricted cash.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

Inventories at December 28, 2008 and January 3, 2010 are comprised of the following (in thousands):

	2008	2009
Food	$19,829	$22,047
Equipment and supplies	4,513	3,843

Inventories	$24,342	$25,890

Notes Receivable

During the normal course of business, the Company may provide financing to franchisees in the form of notes. Notes receivable generally require monthly payments of principal and interest, or monthly payments of interest only, generally ranging from 6% to 10%, with balloon payments of the remaining principal due one to ten years from the original issuance date. Such notes are generally secured by the related assets or business. The carrying amounts of these notes approximate fair value.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, as well as covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions. Amortization expense related to intangible assets for financial reporting purposes is provided using the straight-line method over the useful lives for covenants not-to-compete and other intangible assets and was approximately $392,000, $376,000 and $335,000 in 2007, 2008, and 2009, respectively. As of January 3, 2010, scheduled amortization of these assets for the next five fiscal years is approximately $333,000 in each of 2010, 2011, 2012 and 2013, respectively and approximately $51,000 in 2014. The carrying value of intangible assets as of December 28, 2008 and January 3, 2010 was approximately $1.7 million and $1.4 million, respectively.

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

Buildings	20
Leasehold and other improvements	7 – 15
Equipment	3 – 15

Included in land and buildings as of December 28, 2008 and January 3, 2010 is a capital lease asset of approximately $4.0 million and $3.6 million, which is net of $2.2 million and $2.6 million of accumulated amortization, respectively, related to the lease of a supply chain center building. This capital lease asset is being amortized using the straight-line method over the fifteen-year lease term.

Depreciation and amortization expense on property, plant and equipment was approximately $24.2 million, $22.7 million and $21.8 million in 2007, 2008 and 2009, respectively.

Impairments of Long-Lived Assets

The Company evaluates the potential impairment of long-lived assets based on various analyses including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset or the estimated fair value of the asset, an impairment loss is recognized and the asset is written down to its estimated fair value. The Company did not record an impairment loss on long-lived assets in 2007, 2008 or 2009.

Investments in Marketable Securities

Investments in marketable securities consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plan (Note 5). These investments are stated at aggregate fair value, are restricted and have been placed in a rabbi trust whereby the amounts are irrevocably set aside to fund the Company’s obligations under the deferred compensation plan. The Company classifies and accounts for these investments in marketable securities as trading securities.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Deferred Financing Costs

Deferred financing costs primarily include debt issuance costs incurred by the Company as part of the 2007 Recapitalization (Note 2). Amortization is provided on a straight-line basis over the expected terms of the respective debt instruments to which the costs relate and is included in interest expense.

In connection with the 2007 Recapitalization, the Company wrote-off financing costs of approximately $30.3 million. In connection with the Company’s repurchases and retirement of its Class A-2 Notes (Note 2), the Company wrote-off financing costs of approximately $2.3 million in 2009. Deferred financing cost expense, including the aforementioned amounts, was approximately $36.0 million, $9.0 million and $7.8 million in 2007, 2008 and 2009, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2007, 2008 or 2009.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from two to seven years. Capitalized software amortization expense was approximately $6.6 million, $5.3 million and $1.9 million in 2007, 2008 and 2009, respectively. The Company received $3.5 million, $6.1 million and $2.7 million from franchisees from the sale of internally developed point-of-sale software during 2007, 2008 and 2009, respectively. The amounts received from the sale of internally developed software reduce the capitalized software asset amount in the accompanying consolidated balance sheets.

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

Insurance reserves relating to our retention programs are based on undiscounted actuarial estimates. These estimates are based on historical information and on certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company receives an annual estimate of outstanding insurance exposures from its independent actuary and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. In management’s opinion, the insurance reserves at December 28, 2008 and January 3, 2010 are sufficient to cover related losses.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for sales, property and other taxes, legal matters, store operating expenses, deferred rent expense and deferred compensation liabilities.

Foreign Currency Translation

The Company’s foreign entities use their local currency as the functional currency. Where the functional currency is the local currency, the Company translates net assets into U.S. dollars at year end exchange rates, while income and expense accounts are translated at average annual exchange rates. Currency translation adjustments are included in accumulated other comprehensive income (loss) and foreign currency transaction gains and losses are included in determining net income.

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

International revenues are primarily comprised of sales of food to, and royalties from Domino’s Pizza franchisees outside the contiguous United States. These revenues are recognized consistently with the policies applied for revenues generated in the contiguous United States.

Domestic Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with Domestic Stores (Note 10) that purchase all of their food from Company-owned supply chain centers. These profit-sharing arrangements generally provide participating stores with 50% of their regional supply chain center’s pre-tax profits based upon each store’s purchases from the supply chain center. Profit-sharing obligations are recorded as a revenue reduction in Domestic Supply Chain (Note 10) in the same period as the related revenues and costs are recorded, and were $43.7 million, $44.4 million and $55.4 million in 2007, 2008 and 2009, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $38.9 million, $35.3 million and $33.0 million during 2007, 2008 and 2009, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Domestic Stores are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund Inc. (DNAF), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $19.4 million, $15.2 million and $16.4 million in 2007, 2008 and 2009, respectively. DNAF also received national advertising contributions from franchisees of approximately $135.2 million, $105.6 million and $131.2 million during 2007, 2008 and 2009, respectively. Franchisee contributions to DNAF and offsetting disbursements are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza brand. Accordingly, all assets held by the DNAF are considered restricted.

Rent

The Company leases certain equipment, vehicles, retail store and supply chain center locations and its corporate headquarters under operating leases with expiration dates through 2019. Rent expenses totaled approximately $42.4 million, $41.5 million and $42.0 million during 2007, 2008 and 2009, respectively.

Derivative Instruments

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value.

The Company had cash flow and fair value designated interest rate derivative agreements outstanding during 2007. These agreements were entered into in an effort to manage the impact of interest rate changes on income. These agreements were settled during 2007 as part of the 2007 Recapitalization. Gains and losses upon settlement of these derivatives were recorded in interest expense.

In connection with the 2007 Recapitalization, the Company entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion. This interest rate swap was entered into to hedge the variability of future interest rates in contemplation of the recapitalization-related debt issuances. The Company subsequently settled the swap agreement with a cash payment of $11.5 million, in accordance with its terms, concurrent with the issuance of debt as part of the 2007 Recapitalization. In connection with this settlement, the accumulated other comprehensive loss amount was adjusted for the after-tax net settlement amount of $7.1 million which is being amortized into interest expense over the remaining term of the hedged item. The Company had no outstanding derivative instruments as of December 28, 2008 and January 3, 2010.

Stock Options and Other Equity-Based Compensation Arrangements

The cost of all of the Company’s employee stock options, as well as other equity-based compensation arrangements, is reflected in the financial statements based on the estimated fair value of the awards.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Earnings Per Share

The Company discloses two calculations of earnings per share (EPS): basic EPS and diluted EPS. The numerator in calculating common stock basic and diluted EPS is consolidated net income. The denominator in calculating common stock basic EPS is the weighted average shares outstanding. The denominator in calculating common stock diluted EPS includes the additional dilutive effect of outstanding stock options and unvested restricted stock grants. The denominator in calculating the 2007, 2008 and 2009 common stock diluted EPS does not include 2,819,600, 8,263,719 and 9,186,229 stock options, respectively, as their inclusion would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2007	2008	2009
Net income available to common stockholders - basic and diluted	$37,882	$53,971	$79,744

Weighted average number of common shares	62,176,568	57,755,519	57,409,448

Earnings per common share – basic	$0.61	$0.93	$1.39

Diluted weighted average number of common shares	63,785,124	58,339,535	57,827,697

Earnings per common share – diluted	$0.59	$0.93	$1.38

In June 2008, the Financial Accounting Standards Board (FASB) issued authoritative guidance on participating securities. Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid. are considered participating securities and should be included in the computation of both basic and diluted earnings per share using the two-class method. The Company evaluated the impact of this guidance and determined that the basic and diluted earnings per share amounts as reported are equivalent to the basic and diluted earnings per share amounts calculated under the guidance for all periods presented. Therefore, the Company did not apply the related provisions in calculating its basic and diluted earnings per share.

Fair Value Measurements

Fair value measurements enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following table summarizes the carrying amounts and fair values of certain assets at December 28, 2008:

	At December 28, 2008
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$42,291	$42,291	$-	$-
Restricted cash equivalents	76,204	76,204	-	-
Investments in marketable securities	1,258	1,258	-	-

The following table summarizes the carrying amounts and fair values of certain assets at January 3, 2010:

	At January 3, 2010
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$37,078	$37,078	$-	$-
Restricted cash equivalents	51,962	51,962	-	-
Investments in marketable securities	1,406	1,406	-	-

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $91.6 million, $104.9 million and $99.2 million during 2007, 2008 and 2009, respectively. Cash paid for income taxes was approximately $13.7 million, $30.2 million and $32.8 million in 2007, 2008 and 2009, respectively.

New Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on the Accounting Standards Codification (ASC or the Codification). The Codification became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification during the quarter and fiscal year ending January 3, 2010 and as such there are no references to the Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements throughout this annual report on Form 10-K. There was no impact on the consolidated results of the Company.

In February 2008, the FASB issued authoritative guidance that allowed a one-year deferral for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company elected this one-year deferral and began applying the provisions to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis in the current fiscal year beginning December 29, 2008. We generally apply fair value techniques on a nonrecurring basis associated with (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets, and (2) valuing potential impairment loss related to long-lived assets.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In March 2008, the FASB issued authoritative guidance for derivatives and hedging which requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. This guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the guidance has been applied and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company does not currently hold derivative instruments and was not impacted by the adoption of this authoritative guidance.

In May 2009, the FASB issued authoritative guidance for subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires public companies to evaluate subsequent events through the date the financial statements are issued. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted the authoritative guidance in the third quarter of 2009. The Company evaluated subsequent events occurring after January 3, 2010 through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company determined there were no additional subsequent events that required recognition or disclosure.

In June 2009, the FASB issued authoritative guidance that includes: (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity; and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt this guidance in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On March 8, 2007, the Company entered into a $1.35 billion bridge facility credit agreement, consisting of (i) up to $1.25 billion in bridge term loans, and (ii) up to $100.0 million under a revolving credit facility. In connection with obtaining the bridge facility credit agreement, the Company paid $22.3 million in financing fees, which were recorded as a deferred financing cost asset in the consolidated balance sheet. Also on March 8, 2007, the Company borrowed $500.0 million in bridge term loans, which it used to repay all outstanding borrowings under the previous credit agreement. The previous credit agreement was concurrently terminated.

On March 9, 2007, the Company borrowed an additional $280.0 million in bridge term loans which, along with existing available cash, it used to repurchase and retire, at a $13.3 million premium, $273.6 million in aggregate principal amount of 2011 Notes, representing substantially all of the then outstanding 2011 Notes. The Company wrote off $9.5 million of deferred financing fees and bond discount as part of the 2011 Notes repayments and repayments of the previous credit agreement. On March 9, 2007, the Company also announced the acceptance for purchase of 2,242 shares of its common stock under its stock tender offer at a purchase price of $30.00 per share, for a total purchase price of approximately $67,000.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Fixed Rate Notes and the Variable Funding Notes

The Class A-2 Notes bear interest at 5.261%, payable quarterly. The Class M-1 Notes bear interest at 7.629%, payable quarterly. The Fixed Rate Notes and Variable Funding Notes require no annual principal payments and the expected repayment date is April 25, 2014, with legal final maturity on April 27, 2037. In the event that the Fixed Rate Notes are not repaid in full by April 25, 2012 and certain covenants are met, the Company has the option to extend the maturities of the Fixed Rate Notes for two one-year terms at interest rates that may be higher than the current stated rates, depending on then current LIBOR rates and the Company’s performance against certain covenants. During the extension periods, partial principal repayments may be due depending on performance against certain covenants. Following the extension periods, or if the Company does not qualify for the extensions in 2012 and 2013, all cash generated by the Company less a specific amount allocated to the Company as a servicing fee must be used to pay down outstanding principal amounts and interest rates may be higher than previous extension periods.

All principal and interest obligations under the Class A-2 Notes and the Variable Funding Notes have been guaranteed by insurance companies. The Company pays these insurance corporations an insurer premium which is recorded in interest expense. The Fixed Rate Notes and the Variable Funding Notes are guaranteed by four subsidiaries of DPLLC and secured by a security interest in substantially all of the assets of the Company, including royalty income from all domestic stores, domestic supply chain income, international income and intellectual property. The restrictions placed on the Company’s subsidiaries require that the Company’s interest obligations have first priority and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly interest amounts due. The amount of weekly cash flow that exceeds the required weekly interest reserve is generally remitted to the Company in the form of a dividend. However, once the interest obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries.

The Fixed Rate Notes are subject to certain financial and non-financial covenants, including a debt service coverage calculation, as defined in the related agreements. The covenants, among other things, limit the ability of certain of our subsidiaries to declare dividends, make loans or advances or enter into transactions with affiliates. In the event that certain covenants are not met, the Fixed Rate Notes may become partially or fully due and payable on an accelerated schedule. Additionally, in the event that one or both of the insurance companies that provide financial guaranties of our Fixed Rate Notes and Variable Funding Note payments were to become the subject of insolvency or similar proceedings, the lenders would not be required to fund our Variable Funding Notes. Further, if one or both of the insurance companies’ obligations under the related policies were terminated or canceled as a result of those proceedings, all unpaid amounts could become immediately due and payable at the direction or consent of holders of a majority of the outstanding Fixed Rate Notes or the remaining insurance company that is not the subject of insolvency or similar proceedings. In addition, the Company may voluntarily prepay, in part or in full, the Fixed Rate Notes at any time, subject to certain make-whole interest obligations.

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

During 2008, one of the Company’s Variable Funding Notes providers (the Primary VFN Provider) declared bankruptcy. As a result of the Primary VFN Provider’s bankruptcy, the Company’s ability to draw upon the Variable Funding Notes was reduced to $60.0 million. As a result of the reduction in the Variable Funding Notes, the Company wrote-off approximately $1.3 million of deferred financing fees to interest expense during the fourth quarter of 2008.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At January 3, 2010, there were $57.6 million of borrowings on the Variable Funding Notes. The Company had no borrowing capacity available under its $60.0 million Variable Funding Notes, net of $2.4 million pledged for a letter of credit at January 3, 2010. Subsequent to January 3, 2010, the Company terminated its last pre-existing letter of credit under the Variable Funding Notes which provided an additional $2.4 million of borrowing availability under the Variable Funding Notes. As a result, subsequent to January 3, 2010, the Company borrowed an additional $2.4 million under the Variable Funding Notes and currently has no borrowing capacity available under the $60.0 million facility.

At January 3, 2010, management estimates that the over $1.4 billion of outstanding Class A-2 Notes had a fair value of approximately $1.2 billion and the $100.0 million of outstanding Class M-1 Notes had a fair value of approximately $77.6 million. Management believes that these decreases in fair value from their carrying amounts are primarily due to current economic conditions and the current state of the credit markets for similar debt instruments. The Company determined the estimated fair value amounts by using available market information. The Company obtained broker quotes from three separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Letters of Credit

During fiscal 2009, DPLLC entered into a Letter of Credit Agreement (the L/C Agreement) pursuant to which the counterparty may issue, at DPLLC’s request, up to $50.0 million of standby letters of credit (the Commitment) for the account of DPLLC and its subsidiaries. Pursuant to the L/C Agreement, DPLLC will maintain a cash collateral account holding an amount equal to 105% of any outstanding letters of credit and pay to the counterparty quarterly commitment fees of 0.375% per annum of the unused portion of the commitment and quarterly letter of credit fees of 0.75% per annum of the undrawn face amount of any outstanding letters of credit. As of January 3, 2010, the Company had $33.3 million of outstanding standby letters of credit under the L/C Agreement and restricted $34.9 million of cash on its consolidated balance sheet as collateral for these outstanding letters of credit. These letters of credit primarily relate to our insurance programs and supply chain center leases.

As a result of, and concurrent with the execution of the L/C Agreement, the Company terminated substantially all of its pre-existing letters of credit in order to provide additional borrowing availability under its Variable Funding Notes. During the third and fourth quarters of 2009, the Company borrowed $36.3 million under the Variable Funding Notes. During fiscal 2009, the Company borrowed a total of approximately $61.0 million under the Variable Funding Notes and repaid $3.4 million of those borrowings.

Repurchases of Long-Term Debt

During fiscal 2009, the Company repurchased and retired approximately $189.2 million in principal amount of its Class A-2 Notes for a total purchase price of approximately $133.9 million, including approximately $1.0 million of accrued interest that resulted in pre-tax gains of approximately $56.3 million in fiscal 2009. The pre-tax gains were recorded in Other in the Company’s consolidated statements of income. In connection with the aforementioned transactions, the Company wrote-off deferred financing fees of approximately $2.3 million in fiscal 2009, which were recorded in interest expense in the Company’s consolidated statements of income.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Subsequent to January 3, 2010, the Company repurchased and retired an additional $50.0 million in principal amount of its Class A-2 Notes for a total purchase price of approximately $44.8 million, including approximately $76,000 of accrued interest that resulted in pre-tax gains of approximately $5.2 million. The pre-tax gains will be recorded in the first quarter of fiscal 2010 in Other in the Company’s consolidated statements of income. This $50.0 million principal amount of Class A-2 Notes is classified as a current liability in the Company’s consolidated balance sheet as of January 3, 2010.

Consolidated Long-Term Debt

At December 28, 2008 and January 3, 2010, consolidated long-term debt consisted of the following (in thousands):

	2008	2009
Variable Funding Notes	$-	$57,593
5.261% Class A-2 Notes; expected repayment date April 2014; legal final maturity April 2037, net of an unamortized discount of $40,000 in 2008 and $30,000 in 2009	1,599,960	1,410,756
7.629% Class M-1 Notes; expected repayment date April 2014; legal final maturity April 2037	100,000	100,000
Capital lease obligation	4,824	4,484

Total debt	1,704,784	1,572,833
Less – current portion	340	50,370

Consolidated long-term debt	$1,704,444	$1,522,463

At January 3, 2010, maturities of long-term debt and capital lease obligation are as follows, which exclude approximately $30,000 unamortized discount on the Class A-2 Notes (in thousands):

2010	$50,370
2011	403
2012	438
2013	477
2014	1,518,898
Thereafter	2,277

$1,572,863

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(3)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of January 3, 2010, the future minimum rental commitments for all non-cancelable leases are as follows (in thousands):

	Operating Leases	Capital Lease	Total
2010	$38,617	$736	$39,353
2011	32,926	736	33,662
2012	25,243	736	25,979
2013	18,899	736	19,635
2014	8,036	736	8,772
Thereafter	15,966	2,701	18,667

Total future minimum rental commitments	$139,687	6,381	$146,068

Less – amounts representing interest		(1,897)

Total principal payable on capital lease		$4,484

Legal Proceedings and Related Matters

The Company is a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability, general liability and automobile and franchisee claims arising in the ordinary course of business. In management’s opinion, these matters, individually and in the aggregate, will not have a significant adverse effect on the financial condition of the Company, and the established reserves adequately provide for the estimated resolution of such claims. The Company records legal fees associated with loss contingencies when they are probable and reasonably estimable.

(4)	INCOME TAXES

Income before provision for income taxes in 2007, 2008 and 2009 consists of the following (in thousands):

	2007	2008	2009
Domestic	$53,861	$82,583	$134,593
Foreign	1,698	287	929

	$55,559	$82,870	$135,522

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2007, 2008 and 2009 are summarized as follows (in thousands):

	2007	2008	2009
Federal income tax provision based on the statutory rate	$19,446	$29,005	$47,433
State and local income taxes, net of related Federal income taxes	625	1,123	3,494
Non-resident withholding and foreign income taxes	7,196	8,147	8,323
Foreign tax and other tax credits	(7,414)	(8,097)	(7,892)
Losses attributable to foreign subsidiaries	908	1,422	1,597
Non-deductible expenses	453	812	1,106
Unrecognized tax benefits, net of related Federal income taxes	(3,538)	(2,990)	1,783
Other	1	(523)	(66)

	$17,677	$28,899	$55,778

The components of the 2007, 2008 and 2009 consolidated provision for income taxes are as follows (in thousands):

	2007	2008	2009
Provision for Federal income taxes –
Current provision	$18,902	$20,416	$21,597
Deferred provision (benefit)	(4,655)	2,343	18,562

Total provision for Federal income taxes	14,247	22,759	40,159
Provision (benefit) for state and local income taxes –
Current provision (benefit)	(2,857)	(1,710)	6,395
Deferred provision (benefit)	(909)	(297)	901

Total provision (benefit) for state and local income taxes	(3,766)	(2,007)	7,296
Provision for non-resident withholding and foreign income taxes	7,196	8,147	8,323

	$17,677	$28,899	$55,778

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of December 28, 2008 and January 3, 2010, the significant components of net deferred income taxes are as follows (in thousands):

	2008	2009
Deferred Federal income tax assets –
Depreciation, amortization and asset basis differences	$19,717	$14,869
Insurance reserves	8,287	6,921
Covenants not-to-compete	5,789	4,622
Stock compensation	5,126	11,044
Other accruals and reserves	4,444	7,508
Bad debt reserves	4,281	3,449
Derivatives liability	3,010	2,330
Other	1,407	2,093

Total deferred Federal income tax assets	52,061	52,836

Deferred Federal income tax liabilities –
Capitalized software	5,315	5,984
Gain on debt extinguishments	-	19,696
Foreign tax credit	2,852	1,975

Total deferred Federal income tax liabilities	8,167	27,655

Net deferred Federal income tax asset	43,894	25,181
Net deferred state and local income tax asset	8,188	7,287

Net deferred income taxes	$52,082	$32,468

As of December 28, 2008, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$9,033	$51,216	$60,249
Deferred tax liabilities	-	(8,167)	(8,167)

Net deferred income taxes	$9,033	$43,049	$52,082

As of January 3, 2010, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$10,622	$49,501	$60,123
Deferred tax liabilities	-	(27,655)	(27,655)

Net deferred income taxes	$10,622	$21,846	$32,468

The Company has recorded a $19.7 million deferred tax liability in 2009 for the gain on debt extinguishments which the Company plans to defer for tax purposes.

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

For financial reporting purposes the Company’s investment in foreign subsidiaries does not exceed its tax basis. Therefore no deferred income taxes have been provided.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. On January 1, 2007, the Company applied the authoritative guidance on accounting for uncertainty in income taxes to all tax positions for which the statute of limitations remained open. As a result of the adoption of this authoritative guidance, the Company recognized a net increase of $86,000 for unrecognized tax benefits, which also increased the January 1, 2007 balance of retained deficit. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in income tax expense.

During 2007, the Company accrued interest expense of $1.5 million and penalties of $0.8 million and released interest of $2.0 million, and penalties of $2.1 million.

During 2008, the Company accrued interest expense of $0.4 million and penalties of $0.1 million and released interest of $1.3 million, and penalties of $1.5 million. At December 28, 2008, the Company had $0.1 million of accrued interest and no accrued penalties. This amount is excluded from the $4.7 million total unrecognized tax benefit. Separately, in the fourth quarter of 2008 the Company recorded a $1.1 million income tax benefit related to differences in the Company’s income tax payable that accumulated over a number of prior years. The adjustment was recorded in the fourth quarter of 2008 on the basis that it was not material to the current or prior periods.

During 2009, the Company accrued interest expense of $0.8 million and penalties of $0.4 million. At January 3, 2010, the amount of unrecognized tax benefits was $6.8 million of which, if ultimately recognized, $5.8 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. At January 3, 2010, the Company had $0.9 million of accrued interest and $0.4 million of accrued penalties. This amount is excluded from the $6.8 million total unrecognized tax benefit.

The increase of unrecognized tax benefits during 2009 primarily relates to state income tax matters resulting from precedents established in 2009 case law.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$16,930
Additions for tax positions of prior years	2,187
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(5,966)
Settlements during the period	(2,398)
Lapses of applicable statute of limitations	(30)

Balance as of December 30, 2007	10,723
Additions for tax positions of prior years	48
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(2,594)
Settlements during the period	(3,523)

Balance as of December 28, 2008	4,654
Additions for tax positions of prior years	2,854
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(593)
Settlements during the period	(80)
Lapses of applicable statute of limitations	(46)

Balance as of January 3, 2010	$6,789

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

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 100% of the first 3% of each employee’s elective deferrals and 50% of the next 2% of each employee’s elective deferrals. The Company’s matching contributions are in Company common stock and vest immediately. The expenses incurred for Company contributions to the plan were approximately $4.2 million in 2007 and $3.4 million in each of 2008 and 2009, respectively. The Company contributed 204,164 shares, 365,561 shares and 449,583 shares of common stock to the plan in 2007, 2008 and 2009, respectively.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2007, 2008 or 2009.

The Company has an employee stock purchase discount plan (the ESPDP). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for one year. There are 1,000,000 shares authorized to be issued under the ESPDP. There were 84,008 shares, 186,930 shares and 163,590 shares issued under the ESPDP in 2007, 2008 and 2009, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(6)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit. The Company’s exposure to credit loss for stand-by letters of credit is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of January 3, 2010 are $35.7 million, and relate to the Company’s insurance programs and supply chain center leases. The Company has also guaranteed borrowings of franchisees of approximately $1.7 million as of January 3, 2010. Additionally, the Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $4.8 million as of January 3, 2010.

(7)	RELATED PARTY TRANSACTIONS

In connection with the 2007 Recapitalization, the Company repaid term loan holdings of $15.9 million to affiliates of DPI stockholders. Related interest expense to affiliates was approximately $203,000 in 2007.

(8)	EQUITY INCENTIVE PLANS

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statements of income based on the estimated fair value of the awards.

The Company has two equity incentive plans, both of which benefit certain of the Company’s employees and directors: the TISM, Inc. Stock Option Plan (the TISM Stock Option Plan) and the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Equity Incentive Plan) (collectively, the Equity Incentive Plans). The TISM Stock Option Plan has been amended to prohibit the granting of additional stock options. As of January 3, 2010, the number of options granted and outstanding under the TISM Stock Option Plan was 1,189,531 shares of non-voting common stock. As of January 3, 2010, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 9,534,343 are outstanding related to stock options and other equity-based stock compensation grants. As of January 3, 2010, there are 5,712,533 shares of voting common stock that are authorized for grant under the 2004 Equity Incentive Plan but have not been granted, of which 446,000 stock options, 102,000 performance-based restricted shares and 67,000 restricted shares were granted subsequent to January 3, 2010.

In connection with the 2007 Recapitalization, the Company recorded non-cash compensation expense of $1.3 million. The Company recorded total non-cash compensation expense, including the aforementioned amount of $8.4 million, $9.1 million and $17.3 million in 2007, 2008 and 2009, respectively, which reduced net income by $5.2 million, $5.6 million and $10.3 million in 2007, 2008 and 2009, respectively. All non-cash compensation expense amounts are recorded in general and administrative expense.

In March 2009, the Company’s Board of Directors authorized a stock option exchange program that allowed eligible employees the opportunity to exchange certain options granted under the 2004 Equity Incentive Plan for a lesser number of replacement options with lower exercise prices. The Company’s shareholders approved the stock option exchange program at the 2009 Annual Meeting of Shareholders, held on April 28, 2009, and the Company executed the program in the second quarter of 2009. This amendment was accounted for as a modification. The incremental value to the option holders created as a result of the modification is being recognized as additional compensation expense over the remaining service period. This amount was calculated to be approximately $1.3 million (after-tax), of which approximately $0.8 million (after-tax) was recognized in 2009.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Separately, the Company’s Board of Directors authorized management to amend existing stock option agreements currently issued under the 2004 Equity Incentive Plan and all future stock option agreements issued under the 2004 Equity Incentive Plan. These amendments provide for accelerated vesting and extended exercise periods upon the retirement of option holders who have achieved specified service and age requirements. The amended terms of the relevant stock option agreements became effective in the second quarter of 2009. The amendments to the existing awards were accounted for as a modification. The incremental value to option holders created as a result of the modification is being recognized as additional compensation expense over the remaining service period. This amount was calculated to be approximately $0.3 million (after-tax), of which approximately $0.2 million (after-tax) was recognized in 2009. Additionally, the Company is required to accelerate previously unrecognized compensation expense that it would have been required to expense in future periods for these stock options. This resulted in the acceleration of approximately $2.1 million (after-tax) of compensation expense in the second quarter of 2009 for employees who accepted the amendment and who will meet the specified service and age requirements prior to the original vesting date. The $2.1 million (after-tax) of compensation expense recognized in the second quarter of 2009 was not incremental expense, but merely an acceleration of expense that would have been recognized in future periods.

Stock Options

Options granted under the Equity Incentive Plans prior to fiscal 2009 were generally granted at the market price at the date of the grant, expire ten years from the date of grant and vest within five years from the date of grant. Options granted under the Equity Incentive Plans in fiscal 2009 were granted at the market price at the date of the grant, expire ten years from the date of grant and vest within three years from the date of grant. Additionally, options become fully exercisable upon vesting.

As part of the 2007 Recapitalization and pursuant to the anti-dilution provisions in the Company’s Equity Incentive Plans, the Company made cash payments totaling approximately $50.6 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment totaling $13.50 per share. These anti-dilution payments were accounted for as modifications and settlements and were recorded as increases in total stockholders’ deficit. Affected stock option exercise prices presented below have been adjusted to reflect these 2007 Recapitalization-related actions.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Activity related to the Equity Incentive Plans is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
Options at December 31, 2006	6,788,548	$16.84	2,256,353	$10.97
Options granted	2,061,000	$19.06
Options cancelled	(512,367)	$13.24
Options exercised	(542,663)	$8.61

Options at December 30, 2007	7,794,518	$13.16	3,162,860	$13.62
Options granted	2,693,500	$11.76
Options cancelled	(469,867)	$12.73
Options exercised	(136,099)	$7.63

Options at December 28, 2008	9,882,052	$12.87	4,179,221	$13.19
Options granted (1)	4,964,011	$9.71
Options cancelled (1)	(4,729,368)	$17.30
Options exercised	(222,801)	$3.40

Options at January 3, 2010	9,893,894	$9.38	5,241,864	$9.14

(1)	The number of options granted and cancelled in fiscal 2009 includes 3,898,411 stock options granted and 4,469,436 stock options cancelled in connection with the Company’s stock option exchange program.

The total intrinsic value for options outstanding was approximately $21.2 million, $1.3 million and $4.9 million as of December 30, 2007, December 28, 2008 and January 3, 2010, respectively. The total intrinsic value for options exercisable was approximately $9.3 million, $1.0 million and $3.8 million as of December 30, 2007, December 28, 2008 and January 3, 2010, respectively. The total intrinsic value of options exercised was approximately $7.6 million, $0.7 million and $1.0 million in 2007, 2008 and 2009, respectively.

As of January 3, 2010, there was $17.2 million of total unrecognized compensation cost related to unvested options granted under the Equity Incentive Plans which will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Options outstanding and exercisable at January 3, 2010 are as follows:

	Options Outstanding
Price Range	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life
			(Years)
$ 0.75 – $ 8.00	1,303,540	$4.83	4.8
$ 8.01 – $16.00	8,582,054	$10.06	6.8
$16.01 – $24.00	5,500	$19.06	5.9
$24.01 – $27.00	2,800	$25.02	1.0

	Options Exercisable
Price Range	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life
			(Years)
$ 0.75 – $ 8.00	912,040	$4.19	3.7
$ 8.01 – $16.00	4,323,924	$10.16	5.7
$16.01 – $24.00	3,100	$19.57	4.6
$24.01 – $27.00	2,800	$25.02	1.0

Management estimated the fair value of each option grant made during 2007, 2008 and 2009 as of the date of the grant using the Black-Scholes option pricing method. Weighted average assumptions are presented in the following table (this excludes options granted in connection with the Company’s stock option exchange program). The risk-free interest rate is based on the estimated effective term, and is the five-year or the average of the five-year and seven-year U.S. Treasury Bond rates, as applicable, as of the grant date. The expected life (years) is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price.

	2007	2008	2009
Risk-free interest rate	4.9%	3.9%	2.5%
Expected life (years)	6.0	6.0	5.0
Expected volatility	25.0%	30.3%	42.3%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average fair value per share	$6.87	$4.35	$2.99

The weighted average assumptions used to calculate the incremental fair value associated with the options granted in connection with the Company’s stock option exchange program were as follows: (i) risk-free interest rate of 1.6%, (ii) expected life of 3.1 years, (iii) expected volatility of 58.8%, and (iv) expected dividend yield of 0.0%.

Option valuation models require the input of highly subjective assumptions. In management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options, as changes in subjective input assumptions can significantly affect the fair value estimate.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Equity-Based Compensation Arrangements

The Company granted 75,000 shares of restricted stock to an employee and officer of the Company in each of 2008 and 2009 pursuant to the related employment agreements. These restricted stock grants are considered granted for accounting purposes in the year the related employment agreement was signed and the related per share expense will be amortized on a straight-line basis over the period from the accounting grant date to the end of 2010. As of January 3, 2010, there was approximately $0.7 million of total unrecognized compensation cost related to restricted stock which will be recognized on a straight-line basis in 2010.

The Company issued approximately 687,000 shares of performance-based restricted stock to certain employees of the Company in the third quarter of 2009. The performance-based restricted stock awards are separated into three tranches and have time-based and performance-based vesting conditions with the last tranche vesting three years from the issuance date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. These awards are considered granted for accounting purposes when the performance target is set, which is generally in the fourth quarter of each year. During 2009, the Company recognized approximately $1.4 million of non-cash compensation expense related to the first and second tranches of these awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of January 3, 2010, there was an estimated $6.6 million of total unrecognized compensation cost related to performance-based restricted stock.

(9)	CAPITAL STRUCTURE

As part of the 2007 Recapitalization, the Board of Directors approved an open market share repurchase program for up to $200.0 million of the Company’s common stock, which has historically been funded by free cash flow and borrowings available under the Variable Funding Notes. During 2007 and 2008, the Company repurchased 3,614,310 and 3,369,522 shares of common stock for approximately $54.4 million and $42.9 million, respectively. The Company did not repurchase any shares of its common stock during 2009. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital. In instances where there is no additional paid-in capital, the difference is recognized in retained deficit.

As of January 3, 2010, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at December 28, 2008 and January 3, 2010 are as follows:

	2008	2009
Voting	56,962,328	58,459,011
Non-Voting	21,827	113,848

Total Common Stock	56,984,155	58,572,859

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(10)	SEGMENT INFORMATION

The Company has three reportable segments: (i) Domestic Stores; (ii) Domestic Supply Chain; and (iii) International. The Company’s operations are organized by management on the combined basis of line of business and geography. The Domestic Stores segment includes operations with respect to all franchised and Company-owned stores throughout the contiguous United States. The Domestic Supply Chain segment primarily includes the distribution of food, equipment and supplies to the Domestic Stores segment from the Company’s regional supply chain centers. The International segment primarily includes operations related to the Company’s franchising business in foreign and non-contiguous United States markets and its supply chain center operations in Canada, Alaska and Hawaii.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income.

The tables below summarize the financial information concerning the Company’s reportable segments for 2007, 2008 and 2009. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Supply Chain segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements and, in 2007, a corporate aircraft. Tabular amounts presented below are in thousands.

	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues-
2007	$552,635	$889,513	$126,905	$(106,183)	$-	$1,462,870
2008	511,561	870,675	142,447	(99,569)	-	1,425,114
2009	493,559	852,030	146,765	(88,297)	-	1,404,057

Segment Income-
2007	$146,489	$58,271	$57,752	N/A	$(23,186)	$239,326
2008	123,299	54,803	64,375	N/A	(22,318)	220,159
2009	132,637	64,425	67,225	N/A	(30,770)	233,517

Income from Operations-
2007	$128,609	$49,682	$57,216	N/A	$(41,597)	$193,910
2008	126,907	47,058	63,934	N/A	(42,869)	195,030
2009	121,487	57,044	66,822	N/A	(55,844)	189,509

Capital Expenditures-
2007	$9,461	$4,025	$66	N/A	$28,863	$42,415
2008	7,644	4,844	109	N/A	6,814	19,411
2009	4,399	8,512	1,082	N/A	8,877	22,870

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles Total Segment Income to consolidated income before provision for income taxes:

	2007	2008	2009
Total Segment Income	$239,326	$220,159	$233,517
Depreciation and amortization	(31,176)	(28,377)	(24,064)
Gains (losses) on sale/disposal of assets	766	13,752	(1,843)
Other non-cash compensation expense	(8,405)	(9,059)	(12,533)
Expenses for 2009 stock option plan changes	-	-	(4,937)
Store rationalization expenses	-	-	(631)
Separation and related expenses	-	(1,445)	-
Recapitalization-related expenses	(1,601)	-	-
Reserve for California legal matters	(5,000)	-	-

Income from operations	193,910	195,030	189,509
Interest income	5,317	2,746	683
Interest expense	(130,374)	(114,906)	(110,945)
Other	(13,294)	-	56,275

Income before provision for income taxes	$55,559	$82,870	$135,522

The following table summarizes the Company’s identifiable asset information as of December 28, 2008 and January 3, 2010:

	2008	2009
Domestic Stores	$66,268	$63,738
Domestic Supply Chain	109,217	115,443

Total domestic assets	175,485	179,181
International	15,322	14,390
Unallocated	272,987	260,190

Total consolidated assets	$463,794	$453,761

Unallocated assets primarily include cash and cash equivalents, restricted cash, advertising fund assets, investments in marketable securities, deferred financing costs, certain long-lived assets and deferred income taxes.

The following table summarizes the Company’s goodwill balance as of December 28, 2008 and January 3, 2010:

	2008	2009
Domestic Stores	$16,608	$16,539
Domestic Supply Chain	1,067	1,067

Consolidated goodwill	$17,675	$17,606

In connection with the sale of 82 Company-owned stores in 2008, goodwill was reduced by approximately $3.1 million. In connection with the closure of 21 Company-owned stores in 2009, goodwill was reduced by approximately $0.3 million. The acquisition of Company-owned stores from franchisees in 2009 resulted in an increase in goodwill of approximately $0.2 million.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(11)	SALE AND CLOSURE OF COMPANY-OWNED STORES

During the first quarter of 2008, the Company announced it had agreements in place to sell certain Company-owned stores in California and Georgia in a series of transactions primarily with current franchisees. The Company completed the sale of all 63 of these stores during 2008. Separately, during the fourth quarter of 2008, the Company sold an additional 19 of its Company-owned stores in other states. In connection with the sale of these 82 stores, the Company recognized a pre-tax gain on the sale of the related assets of approximately $14.2 million, which was net of a reduction in goodwill of approximately $3.1 million. The gains were included in general and administrative expenses.

During 2009, the Company closed 21 Company-owned stores, including 14 in the fourth quarter of 2009 in connection with a store rationalization plan. In connection with the closure of these 21 stores, the Company recognized a pre-tax loss on the closure of the stores of approximately $2.2 million, which includes a reduction in goodwill of approximately $0.3 million. The losses were included in general and administrative expenses.

(12)	PERIODIC FINANCIAL DATA (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen weeks or seventeen weeks. The fourth quarter of 2008 is comprised of sixteen weeks while the fourth quarter of 2009 is comprised of seventeen weeks.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 23, 2008	June 15, 2008	September 7, 2008	December 28, 2008	December 28, 2008
Total revenues	$339,012	$334,347	$323,588	$428,167	$1,425,114

Operating margin	88,035	87,759	78,720	108,747	363,261

Income before provision for income taxes	23,532	28,624	14,559	16,155	82,870

Net income	14,119	18,730	10,096	11,026	53,971

Earnings per common share – basic	$0.24	$0.32	$0.18	$0.19	$0.93

Earnings per common share – diluted	$0.23	$0.32	$0.17	$0.19	$0.93

Common stock dividends declared per share	$-	$-	$-	$-	$-

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 22, 2009	June 14, 2009	September 6, 2009	January 3, 2010	January 3, 2010
Total revenues	$321,828	$316,632	$302,715	$462,882	$1,404,057

Operating margin	88,817	85,959	83,151	129,049	386,976

Income before provision for income taxes	39,591	27,323	30,212	38,396	135,522

Net income	23,770	14,527	17,829	23,618	79,744

Earnings per common share – basic	$0.42	$0.25	$0.31	$0.41	$1.39

Earnings per common share – diluted	$0.41	$0.25	$0.31	$0.41	$1.38

Common stock dividends declared per share	$-	$-	$-	$-	$-

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 3, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 3, 2010.

The effectiveness of the Company’s internal control over financial reporting as of January 3, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

On February 25, 2010, the Company entered into an amendment to the amended and restated employment agreement (the “Amendment”) with David A. Brandon relating to Mr. Brandon retiring as Chief Executive Officer of the Company on March 7, 2010 and commencing service as Special Advisor to the Chief Executive Officer through January 10, 2011. Under the Amendment, Mr. Brandon will receive a pro rata portion of his 2010 annual performance incentive for the period ending March 31, 2010 to the extent the Company achieves the 2010 annual performance target. Under the Amendment, Mr. Brandon will receive a monthly salary of $25,000 beginning April 1, 2010 and continuing for the term of the Amendment. Additionally, Mr. Brandon will receive an annual allotment of 35 hours of personal use of the Company’s corporate aircraft through the end of 2011. Separate from the Amendment, Mr. Brandon will continue to serve as a director for the remainder of his elected term and as Chairman of the Board of Directors.

In addition, on February 25, 2010, the Company entered into an agreement (the “Doyle Agreement”) with J. Patrick Doyle relating to Mr. Doyle becoming the Company’s President and Chief Executive Officer on March 8, 2010. The Doyle Agreement has a three-year term and provides that Mr. Doyle will receive a base salary of $750,000 per year and will be eligible to receive an annual incentive bonus of up to 200% of his base salary in a performance bonus dependent upon the Company’s achievement of targeted financial goals. Pursuant to the employment agreement, if Mr. Doyle is terminated by Domino’s without cause, he is entitled to a severance package of his existing salary for twenty-four months following termination.

The Doyle Agreement provides that Mr. Doyle is entitled to thirty-five hours annually of personal use of the Company’s aircraft (the “Personal Use”). The Company shall also provide additional payments to Mr. Doyle for any taxes that are incurred by Mr. Doyle for such Personal Use. The Company has entered into a Time Sharing Agreement with Mr. Doyle relating to the Company’s aircraft to incorporate the Personal Use provided for in the Doyle Agreement.

Separately, on February 25, 2010 Mr. Doyle received, as approved by the Board of Directors, (i) a stock option grant of 250,000 shares with a three-year graded vesting period and a ten-year life with a grant price equal to the closing price of the common stock of Domino’s Pizza, Inc. on February 25, 2010 and (ii) a performance share grant of 75,000 shares with a three-year graded vesting period.

Part III

Item 10. Directors and Executive Officers of the Registrants.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	57	Chairman of the Board of Directors and Chief Executive Officer
J. Patrick Doyle	46	President, Domino’s U.S.A. and Director
Wendy A. Beck	45	Chief Financial Officer, Executive Vice President of Finance
Scott R. Hinshaw	47	Executive Vice President, Franchise Operations and Development
Michael T. Lawton	51	Executive Vice President of International
Lynn M. Liddle	53	Executive Vice President of Communications and Investor Relations
Christopher K. McGlothlin	45	Executive Vice President and Chief Information Officer
L. David Mounts	46	Executive Vice President, Supply Chain Services
Kenneth B. Rollin	43	Executive Vice President, General Counsel
Asi M. Sheikh	45	Executive Vice President, Team U.S.A.
James G. Stansik	54	Executive Vice President of Franchise Relations
Russell J. Weiner	41	Chief Marketing Officer, Executive Vice President of Build the Brand
Patricia A. Wilmot	61	Executive Vice President of PeopleFirst
Andrew B. Balson	43	Director
Diana F. Cantor	52	Director
Vernon “Bud” O. Hamilton	67	Director
Mark E. Nunnelly	51	Director
Robert M. Rosenberg	72	Director

David A. Brandon has served as our Chairman of the Board of Directors and Chief Executive Officer since March 1999. Mr. Brandon has also served as Chairman, Chief Executive Officer and as a Manager of Domino’s Pizza LLC since March 1999. In January 2010, Mr. Brandon announced his plan to resign from his position as Chief Executive Officer, effective March 7, 2010. Mr. Brandon will be retained by the Company as a Special Advisor for the balance of 2010 and will remain Chairman of the Company’s Board of Directors. Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the board of directors of Valassis, Inc. from 1997 to 1998. Mr. Brandon serves on the Boards of Directors of The TJX Companies, Inc., Burger King Corporation and Kaydon Corporation. Mr. Brandon also previously served on the Board of Directors of Northwest Airlines.

J. Patrick Doyle has served as President, Domino’s U.S.A. since September 2007. In February 2010, Mr. Doyle was appointed to the Board of Directors, effective immediately, and was named President and Chief Executive Officer, effective March 8, 2010. Mr. Doyle served as our Executive Vice President, Team U.S.A. from 2004 to 2007, Executive Vice President of International from May 1999 to October 2004 and as interim Executive Vice President of Build the Brand from December 2000 to July 2001. Mr. Doyle served as Senior Vice President of Marketing from the time he joined Domino’s in 1997 until May 1999. Mr. Doyle serves on the Board of Directors of G&K Services, Inc.

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

Andrew B. Balson has served on our Board of Directors since March 1999, serves on the Nominating and Corporate Governance Committee of the Board of Directors and also serves on the Compensation Committee of the Board of Directors. Mr. Balson has been a Managing Director of Bain Capital, a global investment company, since January 2001. Mr. Balson became a Principal of Bain Capital in June 1998. Mr. Balson serves on the Boards of Directors of OSIRestaurant Partners, Inc. and Dunkin’ Brands, Inc. as well as a number of other private companies. Mr. Balson also previously served on the Boards of Directors of Burger King Corporation and UGS Corp.

Diana F. Cantor has served on our Board of Directors since October 2005, serves as the Chairman of the Audit Committee of the Board of Directors and also serves on the Nominating and Corporate Governance Committee of the Board of Directors. Ms. Cantor joined Alternative Investment Management, LLC as a Partner in January 2010. Ms. Cantor was a Managing Director with New York Private Bank and Trust from January 2008 through the end of 2009. Ms. Cantor served as Executive Director of the Virginia College Savings Plan, the state’s 529 college savings program, from 1996 to January 2008. Ms. Cantor served seven years as Vice President of Richmond Resources, Ltd. from 1990 through 1996, and as Vice President of Goldman, Sachs & Co. from 1985 to 1990. Ms. Cantor is also a member of the Board of Directors of Media General, Inc.

Vernon “Bud” O. Hamilton has served on our Board of Directors since May 2005, serves as the Chairman of the Nominating and Corporate Governance Committee of the Board of Directors and also serves on the Audit Committee. Mr. Hamilton served in various executive positions for Procter & Gamble from 1966 through 2003. Mr. Hamilton most recently served as Vice President, Innovation-Research & Development-Global from 2002 through 2003 and served as President of Eurocos, a wholly-owned subsidiary of Procter & Gamble, from 1994 to 1995, Vice President of Procter & Gamble Customer Marketing-North America from 1996 through 1998 and Vice President of Procter & Gamble Customer Business Development-North America from 1999 to 2001.

Mark E. Nunnelly has served on our Board of Directors since December 1998, and also serves on the Compensation Committee of the Board of Directors. Mr. Nunnelly is a Managing Director of Bain Capital, a global investment company. Mr. Nunnelly serves on the Boards of Directors of Dunkin’ Brands, Inc., Warner Music and OSIRestaurant Partners, Inc., as well as a number of private companies and not-for-profit corporations. Mr. Nunnelly also previously served on the Boards of Directors of DoubleClick, Inc., Eschelon Telecom, Inc., Houghton-Mifflin Company and UGS Corp.

Robert M. Rosenberg has served on our Board of Directors since April 1999, serves as the Chairman of the Compensation Committee and also serves on the Audit Committee of the Board of Directors. Mr. Rosenberg served as President and Chief Executive Officer of Allied Domecq Retailing, USA from 1993 to August 1999 when he retired. Allied Domecq Retailing, USA was comprised of Dunkin’ Donuts, Baskin-Robbins and Togo’s Eateries. Mr. Rosenberg also serves on the Board of Directors of Sonic Corp. Mr. Rosenberg also previously served on Buffets, Inc.

On February 25, 2010, Domino’s Pizza, Inc. appointed James A. Goldman, President and Chief Executive Officer of Godiva Chocolatier, Inc., and Gregory A. Trojan, President and Chief Operating Officer of Guitar Center, Inc., to its Board of Directors, effective March 1, 2010. The remaining information required by this item relating to their appointment is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 3, 2010.

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 3, 2010.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 3, 2010. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholders matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 3, 2010.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January  3, 2010.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 3, 2010.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 28, 2008 and January 3, 2010

Consolidated Statements of Income for the Years Ended December 30, 2007, December 28, 2008 and January 3, 2010

Consolidated Statements of Comprehensive Income for the Years Ended December 30, 2007, December 28, 2008 and January 3, 2010

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 30, 2007, December 28, 2008 and January 3, 2010

Consolidated Statements of Cash Flows for the Years Ended December 30, 2007, December 28, 2008 and January 3, 2010

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

3.	Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit Number	Description

3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed on April 13, 2004 (Reg. No. 333-114442), (the “S-1”)).

3.2	Form of Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the S-1).

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the Domino’s, Inc. registration statement on Form S-4 filed on March 22, 1999 (Reg. No. 333-74797)).

10.2	Amendment, dated February 7, 2000, to Lease Agreement dated December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.32 of the Domino’s, Inc. annual report on Form 10-K for the year ended December 31, 2000 (Reg. No. 333-74797)).

10.3	First Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 8, 2002, by and between Domino’s Farms Office Park L.L.C. and Domino’s Pizza, LLC (Incorporated by reference to Exhibit 10.5 to the Domino’s, Inc. annual report on Form 10-K for the year ended December 29, 2002 (Reg. No. 333-74797)).

10.4	Second Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 5, 2004 (Incorporated by reference to Exhibit 10.34 to the S-1).

10.5	Form of Amended and Restated Stockholders Agreement by and among Domino’s Pizza, Inc., Domino’s, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, Bain Capital Pacific Fund I, L.P., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P., RGIP, LLC, DP Investors I, LLC, DP Investors II, LLC, J.P. Morgan Capital Corporation, Sixty Wall Street Fund, L.P., DP Transitory Corporation, Thomas S. Monaghan, individually and in his capacity as trustee, and Marjorie Monaghan, individually and in her capacity as trustee, David A. Brandon, Harry J. Silverman and Michael D. Soignet (Incorporated by reference to Exhibit 10.27 to the S-1).

10.6	Form of Amended and Restated Franchisee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and certain franchisee stockholders of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.28 to the S-1).

10.7	Form of Amended and Restated Employee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and the employee stockholders identified therein (Incorporated by reference to Exhibit 10.29 to the S-1).

10.8*	Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended January 1, 2006).

10.9*	First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended December 31, 2006, (the “2006 10-K”)).

10.10*	TISM, Inc. Fourth Amended and Restated Stock Option Plan (“TISM Option Plan”) (Incorporated by reference to Exhibit 10.6 to the Domino’s, Inc. current report on Form 8-K filed on June 26, 2003 (Reg. No. 333-74797)).

10.11*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 22, 2009, (the “March 2009 10-Q”)).

10.12*	Form of Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the March 2009 10-Q).

10.13*	Form of Director Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2009 10-Q).

10.14*	Form of Amendment to Existing Employee Stock Option Grants (Incorporated by reference to Exhibit 10.4 to the March 2009 10-Q).

10.15*	Form of Amendment to Existing Director Stock Option Grants (Incorporated by reference to Exhibit 10.5 to the March 2009 10-Q).

10.16*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 20, 2009, (the “July 2009 8-K”)).

10.17*	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 to the July 2009 8-K).

10.18*	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the July 2009 8-K).

10.19*	Form of Domino’s Pizza, Inc. 2004 Equity Incentive Plan Restricted Stock Agreement for Directors.

10.20*	Domino’s Pizza Senior Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 18, 2006).

10.21*	Form of Domino’s Pizza, Inc. 2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.31 to the S-1).

10.22 *	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.23*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and James G. Stansik (Incorporated by reference to Exhibit 10.20 to the 2006 10-K).

10.24*	First Amendment to the Amended and Restated Employment agreement between Domino’s Pizza LLC and James G. Stansik effective February 25, 2008 (Incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended December 30, 2007, (the “2007 10-K”)).

10.25*	Amendment to the Amended and Restated Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and James G. Stansik (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on December 24, 2008, (the “December 2008 8-K”)).

10.26*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and L. David Mounts (Incorporated by reference to Exhibit 10.21 to the 2006 10-K).

10.27*	First Amendment to the Amended and Restated Employment agreement between Domino’s Pizza LLC and L. David Mounts effective as of February 25, 2008 (Incorporated by reference to Exhibit 10.22 to the 2007 10-K).

10.28*	Amendment to the Amended and Restated Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and L. David Mounts (Incorporated by reference to Exhibit 10.6 to the December 2008 8-K).

10.29*	Amended and Restated Employment Agreement dated as of December 3, 2007 between David A. Brandon and Domino’s Pizza, Inc., Domino’s, Inc. and Domino’s Pizza LLC (Incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K filed on December 3, 2007).

10.30*	Amended and Restated Time Sharing Agreement dated as of February 25, 2008 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.25 to the 2007 10-K).

10.31*	First Amendment to the Amended and Restated Employment agreement dated as of December 3, 2007 between David A. Brandon and Domino’s Pizza, Inc., Domino’s, Inc. and Domino’s Pizza LLC (Incorporated by reference to Exhibit 10.1 to the December 2008 8-K).

10.32*	Form of Amended and Restated Stock Option Agreement of David A. Brandon under the TISM Option Plan (Incorporated by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended January 2, 2005).

10.33*	Amendment to Amended and Restated Employment Agreement dated as of February 25, 2010 between Domino’s Pizza LLC and David A. Brandon.

10.34*	Employment Agreement dated as of April 28, 2008 between Domino’s Pizza LLC and Wendy A. Beck (Incorporated by reference to Exhibit 1.01 to the registrant’s current report on Form 8-K filed on April 30, 2008).

10.35*	Amendment to the Employment agreement dated as of April 28, 2008 between Domino’s Pizza LLC and Wendy A. Beck (Incorporated by reference to Exhibit 10.5 to the December 2008 8-K).

10.36*	Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 1.01 to the registrant’s current report on Form 8-K filed on September 4, 2008).

10.37*	Amendment to the Employment agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.4 to the December 2008 8-K).

10.38*	Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton (Incorporated by reference to Exhibit 10.44 of the registrant’s annual report on Form 10-K for the fiscal year ended December 28, 2008, (the “2008 10-K”)).

10.39*	Amendment to the Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton. (Incorporated by reference to Exhibit 10.45 of the 2008 10-K).

10.40*	Employment Agreement dated as of February 25, 2010 between Domino’s Pizza LLC and J. Patrick Doyle.

10.41*	Time Sharing Agreement dated as of February 25, 2010 between Domino’s Pizza LLC and J. Patrick Doyle.

10.42	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).

10.43	TISM, Inc. Class A-3 Stock Option Agreement with Dennis F. Hightower, dated as of February 25, 2003 (Incorporated by reference to Exhibit 10.1 to the Domino’s, Inc. quarterly report on Form 10-Q for the fiscal quarter ended March 23, 2003).

10.44	Base Indenture dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as Co-Issuer , and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. quarterly report on Form 10-Q for the fiscal quarter ended March 25, 2007, (the “March 2007 10-Q”)).

10.45	Supplemental Indenture dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer of the 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2, the 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 and the Series 2007-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2007-1 Securities Intermediary (Incorporated by reference to Exhibit 10.2 to the March 2007 10-Q).

10.46	Class A-1 Note Purchase Agreement dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s IP Holder LLC, Domino’s Pizza Distribution LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer, Domino’s Pizza LLC, as Master Servicer, certain conduit investors, certain financial institutions and funding agents, JPMorgan Chase Bank, N. A., as provider of letters of credit, and Lehman Commercial Paper Inc., as swingline lender and as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the March 2007 10-Q).

10.47	Guarantee and Collateral Agreement dated April 16, 2007 among Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc. and Domino’s Pizza Canadian Distribution ULC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the March 2007 10-Q).

10.48	Master Servicing Agreement dated as of April 16, 2007 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Master Servicer, Domino’s Pizza NS Co., as a Servicer, and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.5 to the March 2007 10-Q).

10.49	Insurance and Indemnity Agreement dated as of April 16, 2007 among MBIA Insurance Corporation and Ambac Assurance Corporation, as Insurers, Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer, Domino’s Pizza, Inc., Domino’s SPV Guarantor LLC and Domino’s Pizza International LLC, Domino’s Pizza LLC, as Master Servicer and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.6 to the March 2007 10-Q).

10.50	Agreement dated January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2009).

10.51	Letter of Credit Agreement dated as of June 22, 2009 between Domino’s Pizza LLC and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 26, 2009).

10.52	Board of Directors Compensation.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

*	-A	management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company expects to furnish to security holders an annual report and proxy materials subsequent to the filing of this annual report on Form 10-K.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	December 28, 2008	January 3, 2010
ASSETS:
Cash and cash equivalents	$3,700	$5

Total assets	$3,700	$5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Equity in net deficit of subsidiaries	$1,424,623	$1,320,994
Due to subsidiary	3,700	5

Total liabilities	1,428,323	1,320,999

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 56,984,155 in 2008 and 58,572,859 in 2009 issued and outstanding	570	586
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	-	-
Additional paid-in capital	1,853	24,487
Retained deficit	(1,421,705)	(1,341,961)
Accumulated other comprehensive loss	(5,341)	(4,106)

Total stockholders’ deficit	(1,424,623)	(1,320,994)

Total liabilities and stockholders’ deficit	$3,700	$5

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 30, 2007	December 28, 2008	January 3, 2010
REVENUES	$-	$-	$-

Total revenues	-	-	-

OPERATING EXPENSES	-	-	-

Total operating expenses	-	-	-

INCOME FROM OPERATIONS	-	-	-
Equity earnings in subsidiaries	37,882	53,971	79,744

INCOME BEFORE PROVISION FOR INCOME TAXES	37,882	53,971	79,744

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME	$37,882	$53,971	$79,744

EARNINGS PER SHARE:

Common Stock – basic	$0.61	$0.93	$1.39
Common Stock – diluted	$0.59	$0.93	$1.38

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 30, 2007	December 28, 2008	January 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES	$37,882	$57,671	$76,049

Net cash provided by operating activities	37,882	57,671	76,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends from subsidiaries	852,619	-	-
Investments in subsidiaries	-	(15,759)	(84,802)

Net cash provided by (used in) investing activities	852,619	(15,759)	(84,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(846,346)	-	-
Purchase of common stock	(54,548)	(42,976)	-
Other	10,393	4,764	5,058

Net cash used in (provided by) financing activities	(890,501)	(38,212)	5,058

CHANGE IN CASH AND CASH EQUIVALENTS	-	3,700	(3,695)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	-	-	3,700

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$-	$3,700	$5

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)	INTRODUCTION AND BASIS OF PRESENTATION

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

Non-cash activities of $32.6 million, $9.8 million and $18.8 million were recorded in 2007, 2008 and 2009, respectively. These amounts primarily relate to stock-based compensation plans and amounts recorded in other comprehensive income related to the Company’s subsidiaries. Non-cash activities in 2007 also include payment by a subsidiary of approximately $50.6 million pursuant to the anti-dilution provisions in the Company’s equity incentive plans which was recorded as an increase in total stockholders’ deficit (see Note 8 to the Company’s consolidated financial statements as filed in this Form 10-K for further information).

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

Domino’s Pizza, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Additions/ Deductions from Reserves *	Translation Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
2009	$10,949	$1,162	$(2,925)	$4	$9,190
2008	3,698	7,339	(81)	(7)	10,949
2007	1,692	2,128	(127)	5	3,698

Allowance for doubtful notes receivable:
2009	$1,791	$380	$(1,049)	$-	$1,122
2008	1,416	375	-	-	1,791
2007	1,178	230	8	-	1,416

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

March 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ David A. Brandon
David A. Brandon	Chairman, Chief Executive Officer and Director
March 2, 2010	(Principal Executive Officer)

/s/ Wendy A. Beck
Wendy A. Beck	Chief Financial Officer
March 2, 2010	(Principal Financial and Accounting Officer)

/s/ J. Patrick Doyle
J. Patrick Doyle	President, Domino’s U.S.A. and Director
March 2, 2010

/s/ Andrew B. Balson
Andrew B. Balson	Director
March 2, 2010

/s/ Diana F. Cantor
Diana F. Cantor	Director
March 2, 2010

/s/ Vernon O. Hamilton
Vernon O. Hamilton	Director
March 2, 2010

/s/ Mark E. Nunnelly
Mark E. Nunnelly	Director
March 2, 2010

/s/ Robert M. Rosenberg
Robert M. Rosenberg	Director
March 2, 2010