Form 10-Q
period 2010-03-28
DOMINOS PIZZA INC
filed 2010-05-04
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2010, Domino’s Pizza, Inc. had 59,081,094 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 28, 2010	January 3, 2010 (Note)
Assets
Current assets:
Cash and cash equivalents	$27,990	$42,392
Restricted cash and cash equivalents	86,008	91,141
Accounts receivable	75,046	76,273
Inventories	26,575	25,890
Notes receivable	1,029	1,079
Prepaid expenses and other	8,222	6,155
Advertising fund assets, restricted	22,305	25,116
Deferred income taxes	12,929	10,622

Total current assets	260,104	278,668

Property, plant and equipment:
Land and buildings	21,974	21,825
Leasehold and other improvements	82,643	83,190
Equipment	169,417	170,202
Construction in progress	2,133	4,499

	276,167	279,716
Accumulated depreciation and amortization	(176,246)	(176,940)

Property, plant and equipment, net	99,921	102,776

Other assets:
Deferred financing costs	15,729	17,266
Goodwill	17,410	17,606
Capitalized software, net	4,384	3,233
Other assets	11,583	12,366
Deferred income taxes	18,489	21,846

Total other assets	67,595	72,317

Total assets	$427,620	$453,761

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$512	$50,370
Accounts payable	55,067	64,120
Accrued income taxes	9,823	183
Insurance reserves	12,099	12,032
Advertising fund liabilities	22,305	25,116
Other accrued liabilities	67,515	67,602

Total current liabilities	167,321	219,423

Long-term liabilities:
Long-term debt, less current portion	1,515,017	1,522,463
Insurance reserves	14,930	15,127
Other accrued liabilities	20,304	17,742

Total long-term liabilities	1,550,251	1,555,332

Stockholders’ deficit:
Common stock	589	586
Additional paid-in capital	30,398	24,487
Retained deficit	(1,317,442)	(1,341,961)
Accumulated other comprehensive loss	(3,497)	(4,106)

Total stockholders’ deficit	(1,289,952)	(1,320,994)

Total liabilities and stockholders’ deficit	$427,620	$453,761

Note: The balance sheet at January 3, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
(In thousands, except per share data)	March 28, 2010	March 22, 2009
Revenues:
Domestic Company-owned stores	$88,206	$80,996
Domestic franchise	41,943	36,883
Domestic supply chain	212,530	173,502
International	38,452	30,447

Total revenues	381,131	321,828

Cost of sales:
Domestic Company-owned stores	69,266	64,712
Domestic supply chain	187,347	154,982
International	16,524	13,317

Total cost of sales	273,137	233,011

Operating margin	107,994	88,817

General and administrative	50,453	43,899

Income from operations	57,541	44,918

Interest income	30	467
Interest expense	(24,153)	(26,968)
Other	6,144	21,174

Income before provision for income taxes	39,562	39,591
Provision for income taxes	15,043	15,821

Net income	$24,519	$23,770

Earnings per share:
Common stock – basic	$0.42	$0.42
Common stock – diluted	0.41	0.41

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 28, 2010	March 22, 2009
Cash flows from operating activities:
Net income	$24,519	$23,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,503	5,787
Gains on debt extinguishment	(6,144)	(21,174)
Losses on sale/disposal of assets	234	81
Amortization of deferred financing costs, debt discount and other	2,544	2,784
Provision for deferred income taxes	675	7,568
Non-cash compensation expense	3,344	2,645
Other	(556)	390
Changes in operating assets and liabilities	2,471	(9,580)

Net cash provided by operating activities	32,590	12,271

Cash flows from investing activities:
Capital expenditures	(5,146)	(3,278)
Proceeds from sale of assets	1,077	271
Changes in restricted cash	5,133	13,011
Other	396	(199)

Net cash provided by investing activities	1,460	9,805

Cash flows from financing activities:
Proceeds from issuance of common stock	1,336	1,047
Proceeds from issuance of long-term debt and capital lease obligations	2,861	24,348
Repayments of long-term debt and capital lease obligations	(54,024)	(25,164)
Proceeds from exercise of stock options	1,462	76
Tax impact of stock options	(54)	169

Net cash provided by (used in) financing activities	(48,419)	476

Effect of exchange rate changes on cash and cash equivalents	(33)	(73)

Change in cash and cash equivalents	(14,402)	22,479

Cash and cash equivalents, at beginning of period	42,392	45,372

Cash and cash equivalents, at end of period	$27,990	$67,851

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

March 28, 2010

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended January 3, 2010 included in our annual report on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 28, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2011.

2.	Comprehensive Income

	Fiscal Quarter Ended
	March 28, 2010	March 22, 2009
Net income	$24,519	$23,770
Reclassification adjustment for losses included in net income, net of tax	623	320
Currency translation adjustment, net of tax	(14)	(63)

Comprehensive income	$25,128	$24,027

3.	Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended March 28, 2010 and March 22, 2009
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2010	$130,149	$237,831	$38,452	$(25,301)	$—	$381,131
2009	117,879	193,885	30,447	(20,383)	—	321,828
Income from operations –
2010	$37,357	$17,909	$16,823	N/A	$(14,548)	$57,541
2009	30,384	12,828	13,178	N/A	(11,472)	44,918
Segment Income –
2010	$39,459	$19,654	$16,919	N/A	$(9,410)	$66,622
2009	32,820	14,553	13,267	N/A	(7,209)	53,431

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 28, 2010	March 22, 2009
Total Segment Income	$66,622	$53,431
Depreciation and amortization	(5,503)	(5,787)
Losses on sale/disposal of assets	(234)	(81)
Non-cash compensation expense	(3,344)	(2,645)

Income from operations	57,541	44,918

Interest income	30	467
Interest expense	(24,153)	(26,968)
Other	6,144	21,174

Income before provision for income taxes	$39,562	$39,591

4.	Earnings Per Share

	Fiscal Quarter Ended
	March 28, 2010	March 22, 2009
Net income available to common stockholders – basic and diluted	$24,519	$23,770

Basic weighted average number of shares	57,974,968	57,027,733
Earnings per share – basic	$0.42	$0.42
Diluted weighted average number of shares	59,731,959	57,351,475
Earnings per share – diluted	$0.41	$0.41

The denominator in calculating diluted earnings per share for common stock for the first quarter of 2010 does not include 3,055,272 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for common stock for the first quarter of 2009 does not include 9,221,654 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The basic and diluted earnings per share amounts calculated including unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents under the two-class method are equivalent to the basic and diluted earnings per share amounts above for all periods presented.

5.	Debt Repurchases

During the first quarter of 2010, the Company repurchased and retired $60.0 million in principal amount of its 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 (Class A-2 Notes). The total purchase price for the repurchases was approximately $54.0 million, which included approximately $0.2 million of accrued interest, resulting in a pre-tax gain of approximately $6.1 million. This pre-tax gain was recorded in the “Other” line item in the Company’s consolidated income statement. In connection with the aforementioned transaction, the Company wrote-off approximately $0.6 million of pre-tax deferred financing fees during the first quarter of 2010, which was recorded in interest expense in the Company’s consolidated income statement.

6.	Letters of Credit and Variable Funding Notes

During the first quarter of 2010, the Company terminated its last remaining letter of credit under its variable funding notes, which provided an additional $2.4 million of borrowing capacity under the facility. During the first quarter of 2010, the Company borrowed the additional $2.4 million on the variable funding notes and currently has no remaining borrowing capacity available under the $60.0 million variable funding notes facility.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at March 28, 2010 and January 3, 2010:

	At March 28, 2010
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$16,557	$16,557	$—	$—
Restricted cash equivalents	44,461	44,461	—	—
Investments in marketable securities	1,052	1,052	—	—

	At January 3, 2010
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$37,078	$37,078	$—	$—
Restricted cash equivalents	51,962	51,962	—	—
Investments in marketable securities	1,406	1,406	—	—

At March 28, 2010, management estimates that the approximately $1.4 billion in principal amount of outstanding Class A-2 Notes had a fair value of approximately $1.2 billion and the $100.0 million in principal amount of outstanding fixed rate subordinated notes had a fair value of approximately $85.0 million. Management believes that these decreases in fair value from their carrying amounts are primarily due to current economic conditions and the current state of the credit markets for similar debt instruments. The Company determined the estimated fair value amounts by using available market information. The Company obtained broker quotes from three separate brokerage firms that are knowledgeable about the Company’s fixed rate notes, and at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

8.	New Accounting Pronouncements

In June 2009, the FASB amended the consolidation guidance associated with variable-interest entities. The amendments included: (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity; and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted the new consolidation guidance during the first quarter of 2010 and it did not have an impact on the consolidated results of the Company.

9.	Subsequent Events

Subsequent to the first quarter of 2010 and in connection with a change in state tax law due to a recent court ruling, the Company reduced its liability by approximately $2.9 million for unrecognized tax benefits related to certain state income tax matters. Approximately $1.9 million of the decrease was related to gross unrecognized tax benefits and approximately $1.0 million was related to interest and penalties. As a result, approximately $1.7 million will be recognized as an income tax benefit and will reduce the Company’s effective tax rate in the second quarter of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2010 and 2009 first quarters referenced herein represent the twelve-week periods ended March 28, 2010 and March 22, 2009, respectively.

Overview

We are the number one pizza delivery company in the United States and have a leading international presence. We operate through a network of Company-owned stores, all of which are in the United States, and franchise stores located in all 50 states and in more than 60 markets. In addition, we operate regional dough manufacturing and supply chain centers in the United States and Canada.

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

	First Quarter of 2010		First Quarter of 2009
Global retail sales growth	17.4%		(4.6)%

Same store sales growth:
Domestic Company-owned stores	14.7%		(0.1)%
Domestic franchise stores	14.2%		1.1%

Domestic stores	14.3%		1.0%

International stores	4.2%		6.6%

Store counts (at end of period):
Domestic Company-owned stores	457		489
Domestic franchise stores	4,453		4,498

Domestic stores	4,910		4,987
International stores	4,126		3,742

Total stores	9,036		8,729

Income statement data:

Total revenues	$381.1	100.0%	$321.8	100.0%

Cost of sales	273.1	71.7%	233.0	72.4%
General and administrative	50.5	13.2%	43.9	13.6%

Income from operations	57.5	15.1%	44.9	14.0%
Interest expense, net	(24.1)	(6.3)%	(26.5)	(8.3)%
Other	6.1	1.6%	21.2	6.6%

Income before provision for income taxes	39.6	10.4%	39.6	12.3%
Provision for income taxes	15.0	4.0%	15.8	4.9%

Net income	$24.5	6.4%	$23.8	7.4%

During the first quarter of 2010, we continued to build on the momentum gained late in the fourth quarter of 2009 when we launched our New and Inspired Pizza. This new product launch generated significant media attention and resulted in significant increases in traffic and sales in both our domestic Company-owned and franchise stores. Our 14.3% domestic same store sales growth this quarter represented our largest quarterly domestic same store sales growth since our IPO. While we do not believe that the first quarter domestic same store sales growth rate will continue at this level, we believe that the momentum gained during this time period will result in continued growth in the second quarter of 2010. During the first quarter of 2010, we continued our trend of positive international same store sales growth and store count growth and celebrated our 9,000th store opening. We continue to believe that our new product platforms, investments made in the Company, including marketing and technology initiatives, and improved operating margins have positioned us well for the future.

Global retail sales, which are total retail sales at Company-owned and franchise stores worldwide, increased 17.4% in the first quarter of 2010. This was driven primarily by both domestic and international same store sales growth as well as an increase in our worldwide store counts during the trailing four quarters, and, to a lesser extent, the positive impact of foreign currency exchange rates on our international sales. Domestic same store sales growth reflected the success of our New and Inspired Pizza. International same store sales growth reflected continued strong performance in the key markets where we compete.

Revenues increased $59.3 million, up 18.4% in the first quarter of 2010. This was driven by higher domestic supply chain revenues resulting from increased volumes and higher cheese and other commodity prices; higher same store sales domestically and abroad; and international store count growth. Additionally, we experienced the positive impact of changes in foreign currency exchange rates on international revenues.

Income from operations increased $12.6 million, up 28.1% in the first quarter of 2010. This increase was driven by higher royalty revenues from domestic and international franchise stores, higher domestic Company-owned store margins, higher volumes in our supply chain business and the positive impact of changes in foreign currency exchange rates. These increases were offset in part by increases in variable general and administrative expenses, including higher performance based bonuses, store awards and incentives as a result of our strong operating performance, as well as continued investments in growth and technology initiatives.

Net income increased $0.7 million, up 3.2% in the first quarter of 2010, due primarily to the aforementioned increase in income from operations and lower interest expense, as a result of lower debt balances, and offset by lower pre-tax gains recorded on the extinguishment of debt.

Revenues

	First Quarter of 2010		First Quarter of 2009
Domestic Company-owned stores	$88.2	23.1%	$81.0	25.2%
Domestic franchise	41.9	11.0%	36.9	11.5%
Domestic supply chain	212.5	55.8%	173.5	53.9%
International	38.5	10.1%	30.4	9.4%

Total revenues	$381.1	100.0%	$321.8	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties from our domestic and international franchise stores and sales of food, equipment and supplies from our supply chain centers to significantly all of our domestic franchise stores and certain international franchise stores. Company-owned store and franchise store revenues may vary significantly from period to period due to changes in store count mix while supply chain revenues may vary significantly as a result of fluctuations in commodity prices, primarily cheese and meats.

Domestic Stores Revenues

	First Quarter of 2010		First Quarter of 2009
Domestic Company-owned stores	$88.2	67.8%	$81.0	68.7%
Domestic franchise	41.9	32.2%	36.9	31.3%

Domestic stores	$130.1	100.0%	$117.9	100.0%

Domestic stores revenues increased $12.2 million, up 10.4% in the first quarter of 2010, due primarily to higher domestic Company-owned and franchise same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations increased $7.2 million, up 8.9% in the first quarter of 2010, due primarily to higher same store sales, offset in part by a decrease in the number of Company-owned stores open during 2010. Domestic Company-owned same store sales increased 14.7% in the first quarter of 2010, compared to a decrease of 0.1% in the first quarter of 2009. There were 457 Company-owned stores in operation at the end of the first quarter of 2010, versus 489 at the end of the first quarter of 2009.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $5.0 million, up 13.7% in the first quarter of 2010, due primarily to higher same store sales, offset in part by a decrease in the average number of domestic franchise stores open during 2010. Domestic franchise same store sales increased 14.2% in the first quarter of 2010, compared to an increase of 1.1% in the first quarter of 2009. There were 4,453 domestic franchise stores in operation at the end of the first quarter of 2010, versus 4,498 at the end of the first quarter of 2009.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations increased $39.0 million, up 22.5% in the first quarter of 2010, due primarily to higher volumes related to increases in domestic retail sales and an increase in overall commodity prices, including cheese. The published cheese block price-per-pound averaged $1.44 in the first quarter of 2010, up from $1.23 in the comparable period in 2009. Had the 2010 average cheese prices been in effect during 2009, domestic supply chain revenues for the first quarter of 2009 would have been approximately $4.4 million higher than the reported 2009 amounts.

International Revenues

	First Quarter of 2010		First Quarter of 2009
International royalty and other	$19.9	51.7%	$15.8	52.0%
International supply chain	18.6	48.3%	14.6	48.0%

International	$38.5	100.0%	$30.4	100.0%

International revenues consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $8.1 million, up 26.3% in the first quarter of 2010, comprised of a $4.1 million increase in royalty and other revenues and a $4.0 million increase in supply chain revenues. The increase in international royalty and other revenues was primarily due to higher same store sales and an increase in the average number of international stores open during 2010, as well as the positive impact of changes in foreign currency exchange rates of approximately $1.8 million in the first quarter of 2010. The increase in international supply chain revenues was due primarily to the positive impact of changes in foreign currency exchange rates of approximately $2.5 million in the first quarter of 2010, and to a lesser extent, higher volumes.

On a constant dollar basis, which reflects changes in international local currency sales, same store sales increased 4.2% in the first quarter of 2010, compared to an increase of 6.6% in the first quarter of 2009. On a historical dollar basis, same store sales increased 17.3% in the first quarter of 2010, compared to a decrease of 15.1% in the first quarter of 2009. The variance in our same store sales on a constant dollar basis versus a historical dollar basis was caused by the weakening of the U.S. dollar. There were 4,126 international stores in operation at the end of the first quarter of 2010, compared to 3,742 at the end of the first quarter of 2009.

Cost of Sales / Operating Margin

	First Quarter of 2010		First Quarter of 2009
Consolidated revenues	$381.1	100.0%	$321.8	100.0%
Consolidated cost of sales	273.1	71.7%	233.0	72.4%

Consolidated operating margin	$108.0	28.3%	$88.8	27.6%

Consolidated cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $19.2 million, up 21.6% in the first quarter of 2010. This increase in the consolidated operating margin was due primarily to higher margins in our domestic supply chain and domestic Company-owned store businesses as described in more detail below and higher franchise royalty revenues as a result of strong global retail sales growth. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin increased 0.7 percentage points in the first quarter of 2010 as compared to the first quarter of 2009. This increase was due primarily to lower cost of sales as a percentage of revenues in our domestic supply chain and Company-owned store operations, as discussed below, offset in part by an increase in overall commodity prices, including cheese.

As indicated above, the consolidated operating margin as a percentage of revenues was negatively impacted by higher cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2010 average cheese prices had been in effect during 2009, the impact on supply chain margins would have caused the consolidated operating margin for the first quarter of 2009 to be approximately 27.2% of total revenues versus the reported 27.6%.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	First Quarter of 2010		First Quarter of 2009
Revenues	$88.2	100.0%	$81.0	100.0%
Cost of sales	69.3	78.5%	64.7	79.9%

Store operating margin	$18.9	21.5%	$16.3	20.1%

The domestic Company-owned store operating margin increased $2.6 million, up 16.3% in the first quarter of 2010. This margin increase was due primarily to higher same store sales, offset in part by an increase in overall commodity prices, including cheese. As a percentage of store revenues, the store operating margin increased 1.4 percentage points in the first quarter of 2010, as discussed in more detail below.

As a percentage of store revenues, labor and related costs decreased 1.1 percentage points to 30.9% in the first quarter of 2010, due primarily to efficiencies obtained with higher same store sales, offset in part by higher average wage rates.

As a percentage of store revenues, occupancy costs (which include rent, telephone, utilities and depreciation), decreased 1.8 percentage points to 9.9% in the first quarter of 2010, due primarily to efficiencies obtained with higher same store sales.

As a percentage of store revenues, insurance costs decreased 0.4 percentage points to 2.9% in the first quarter of 2010.

As a percentage of store revenues, food costs increased 1.9 percentage points to 27.0% in the first quarter of 2010, due primarily to the negative impact of a lower average price paid per order during the first quarter of 2010, higher cheese prices and a slight increase in the product costs for our new core pizza. The cheese block price per pound averaged $1.44 in the first quarter of 2010 compared to $1.23 in the first quarter of 2009.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	First Quarter of 2010		First Quarter of 2009
Revenues	$212.5	100.0%	$173.5	100.0%
Cost of sales	187.3	88.2%	155.0	89.3%

Supply Chain operating margin	$25.2	11.8%	$18.5	10.7%

The domestic supply chain operating margin increased $6.7 million, up 36.0% in the first quarter of 2010, due primarily to higher volumes as a result of increases in domestic retail sales.

As a percentage of supply chain revenues, the supply chain operating margin increased 1.1 percentage points in the first quarter of 2010, due primarily to higher volumes and changes in product mix, offset in part by higher commodity prices, including cheese. Increases in certain food prices have a negative effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2010 cheese prices been in effect during 2009, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.4% for the first quarter of 2009 versus the reported 10.7%.

General and Administrative Expenses

General and administrative expenses increased $6.6 million, up 14.9% in the first quarter of 2010. This was due primarily to increases in variable general and administrative expenses, including higher performance based bonuses, store awards and incentives as a result of our strong operating performance, as well as continued investments in growth and technology initiatives. These increases were partially offset by lower bad debt expense resulting from improved payments from our franchisees.

Interest Expense

Interest expense decreased $2.8 million to $24.2 million in the first quarter of 2010, due primarily to lower debt balances attributable to our debt repurchases.

The Company’s cash borrowing rate was 5.9% in the first quarter of 2010, which improved from 6.1% in the first quarter of 2009. The Company’s average outstanding debt balance, excluding capital lease obligations, was approximately $1.5 billion in the first quarter of 2010 compared to $1.7 billion for the first quarter of 2009. The lower average outstanding debt balance was the result of net debt repurchases.

Other

The other amount of $6.1 million in the first quarter of 2010 represents the gain recognized on the repurchase and retirement of $60.0 million of principal on the Class A-2 Notes. The other amount of $21.2 million in the first quarter of 2009 represents the gain recognized on the repurchase and retirement of $43.3 million of principal on the Class A-2 Notes.

Provision for Income Taxes

Provision for income taxes decreased $0.8 million to $15.0 million in the first quarter of 2010, due primarily to a lower effective tax rate as a result of changes made to our overall tax structure. The effective tax rate was 38.0% during the first quarter of 2010 compared to 40.0% during the first quarter of 2009.

Liquidity and Capital Resources

As of March 28, 2010, we had working capital of $6.8 million, excluding restricted cash and cash equivalents of $86.0 million, and including total unrestricted cash and cash equivalents of $28.0 million. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to service our debt obligations, invest in our business and repurchase common stock, reduce our working capital amounts. As of March 28, 2010, the Company had approximately $34.8 million of cash held as collateral for outstanding letters of credit, $32.0 million of cash held for future interest payments, $10.0 million of cash held for capitalization of certain subsidiaries, $8.8 million of cash held in interest reserves and $0.4 million of other restricted cash, for a total of $86.0 million of restricted cash and cash equivalents. Subsequent to the first quarter of 2010, the Company reclassified $6.0 million from restricted to unrestricted cash and cash equivalents as a result of a lower cash requirement for capitalization of certain subsidiaries and a lower requirement for cash held for interest reserves, based on the terms of the agreement.

As of March 28, 2010, we had approximately $1.52 billion of long-term debt, of which $0.5 million was classified as a current liability. Our primary source of liquidity is cash flows from operations. During the first quarter of 2010, the Company terminated its last remaining letter of credit under its variable funding note facility, which provided an additional $2.4 million of borrowing capacity. During the first quarter of 2010, the Company borrowed the additional $2.4 million and is now fully drawn on the $60.0 million variable funding notes facility.

During the first quarter of 2010, the Company used a combination of cash on hand and cash flows from operations to fund the repurchase and retirement of $60.0 million of principal of its outstanding Class A-2 Notes for a total purchase price of approximately $54.0 million, including $0.2 million of accrued interest.

During 2009, the Company experienced positive traffic in our stores during all four quarters, which led to positive domestic same store sales growth in fiscal 2009. This positive trend continued during the first quarter of 2010 as we experienced strong domestic same store sales and higher volumes in our supply chain business resulting from the launch of our New and Inspired Pizza. Additionally, our international business continues to perform well, with positive same store sales and store growth. All of these factors have contributed to the Company’s continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents and ongoing cash flows from operations to fund working capital requirements, invest in our core business and reduce our long-term debt. We have historically funded our working capital requirements, capital expenditures, debt repayments and share repurchases primarily from our cash flows from operations and, when necessary, our available borrowings under the variable funding notes. Management believes its current unrestricted cash and cash equivalents balance and its expected ongoing cash flows from operations are sufficient to fund operations for the foreseeable future. We did not have any material commitments for capital expenditures as of March 28, 2010.

Cash provided by operating activities was $32.6 million in the first quarter of 2010 and $12.3 million in the first quarter of 2009. The $20.3 million increase was due primarily to a $12.1 million net change in operating assets and liabilities, due primarily to the timing of payments of current operating liabilities. Cash provided by operating activities also benefited by an $8.3 million increase in net income, excluding non-cash adjustments versus the prior year period.

Cash provided by investing activities was $1.5 million in the first quarter of 2010 and $9.8 million in the first quarter of 2009. The $8.3 million decrease was due primarily to a $7.9 million change in restricted cash and cash equivalents resulting from the timing of interest and other payments relating to our financing.

Cash used in financing activities was $48.4 million in the first quarter of 2010; and cash provided by financing activities was $0.5 million in the first quarter of 2009. The $48.9 million net change was due primarily to a $28.9 million increase in repayments of long-term debt and capital lease obligations and a $21.5 million decrease in the proceeds from issuance of long-term debt and capital lease obligations.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and our current unrestricted cash and cash equivalents will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the fixed rate notes, and to service, extend or refinance the variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

New Accounting Pronouncements

The Company considered relevant recently-issued accounting pronouncements during the first quarter of 2010, as discussed in Footnote 8 of the Notes to Condensed Consolidated Financial Statements, included in this Form 10-Q.

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. These forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our intentions with respect to the extensions of the interest-only period on our fixed rate notes, our operating performance, the anticipated success of our new core pizza product, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by the Company, such as the New and Inspired Pizza, and other food-industry competitors; the ongoing level of profitability of our franchisees; the ability of the Company and our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations (“cautionary statement”) are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. Except as required by applicable securities law, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. Management actively monitors this exposure when present. As of March 28, 2010, we had $60.0 million of outstanding variable funding note borrowings. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until April 2012. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

The Company is exposed to market risk from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. We may periodically enter into financial instruments to manage this risk. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In instances where we use forward pricing agreements with our suppliers, we use these agreements to cover our physical commodity needs; the agreements are not net-settled and are accounted for as normal purchases.

Item 4.	Controls and Procedures.

Management, with the participation of the Company’s President and Chief Executive Officer, J. Patrick Doyle, and Executive Vice President and Chief Financial Officer, Wendy A. Beck, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Mr. Doyle and Ms. Beck concluded that the Company’s disclosure controls and procedures were effective.

During the quarterly period ended March 28, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

While we may occasionally be party to large claims, including class action suits, we do not believe that these matters, individually or in the aggregate, will materially and adversely affect our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended January 3, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Separation Agreement dated as of March 5, 2010 between Domino’s Pizza LLC and L. David Mounts (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 9, 2010).

31.1	Certification by J. Patrick Doyle pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Wendy A. Beck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by J. Patrick Doyle pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Wendy A. Beck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC.
(Registrant)

Date May 4, 2010	/s/ Wendy A. Beck
Wendy A. Beck
Chief Financial Officer