Form 10-Q
period 2010-06-20
DOMINOS PIZZA INC
filed 2010-07-27
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 20, 2010

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

As of July 15, 2010, Domino’s Pizza, Inc. had 59,210,195 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 20, 2010	January 3, 2010 (Note)
Assets
Current assets:
Cash and cash equivalents	$28,980	$42,392
Restricted cash and cash equivalents	77,663	91,141
Accounts receivable	76,565	76,273
Inventories	27,675	25,890
Notes receivable	1,335	1,079
Prepaid expenses and other	8,361	6,155
Advertising fund assets, restricted	21,004	25,116
Deferred income taxes	12,868	10,622

Total current assets	254,451	278,668

Property, plant and equipment:
Land and buildings	22,134	21,825
Leasehold and other improvements	82,670	83,190
Equipment	169,636	170,202
Construction in progress	3,093	4,499

	277,533	279,716
Accumulated depreciation and amortization	(179,094)	(176,940)

Property, plant and equipment, net	98,439	102,776

Other assets:
Deferred financing costs	14,656	17,266
Goodwill	17,391	17,606
Capitalized software, net	5,633	3,233
Other assets	13,153	12,366
Deferred income taxes	14,854	21,846

Total other assets	65,687	72,317

Total assets	$418,577	$453,761

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$10,521	$50,370
Accounts payable	56,025	64,120
Insurance reserves	12,235	12,032
Advertising fund liabilities	21,004	25,116
Other accrued liabilities	66,689	67,785

Total current liabilities	166,474	219,423

Long-term liabilities:
Long-term debt, less current portion	1,484,574	1,522,463
Insurance reserves	14,598	15,127
Other accrued liabilities	16,017	17,742

Total long-term liabilities	1,515,189	1,555,332

Stockholders’ deficit:
Common stock	590	586
Additional paid-in capital	34,377	24,487
Retained deficit	(1,294,817)	(1,341,961)
Accumulated other comprehensive loss	(3,236)	(4,106)

Total stockholders’ deficit	(1,263,086)	(1,320,994)

Total liabilities and stockholders’ deficit	$418,577	$453,761

Note: The balance sheet at January 3, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands, except per share data)	June 20, 2010	June 14, 2009	June 20, 2010	June 14, 2009
Revenues:
Domestic Company-owned stores	$79,076	$76,737	$167,282	$157,732
Domestic franchise	38,831	35,686	80,774	72,569
Domestic supply chain	205,430	172,538	417,959	346,041
International	39,068	31,671	77,520	62,118

Total revenues	362,405	316,632	743,535	638,460

Cost of sales:
Domestic Company-owned stores	62,893	62,564	132,160	127,276
Domestic supply chain	182,208	154,319	369,555	309,301
International	16,968	13,790	33,492	27,107

Total cost of sales	262,069	230,673	535,207	463,684

Operating margin	100,336	85,959	208,328	174,776

General and administrative	45,787	45,655	96,238	89,554

Income from operations	54,549	40,304	112,090	85,222

Interest income	48	111	79	578
Interest expense	(21,770)	(26,030)	(45,924)	(52,998)
Other	1,493	12,938	7,636	34,112

Income before provision for income taxes	34,320	27,323	73,881	66,914
Provision for income taxes	11,695	12,796	26,737	28,617

Net income	$22,625	$14,527	$47,144	$38,297

Earnings per share:
Common stock – basic	$0.39	$0.25	$0.81	$0.67
Common stock – diluted	0.37	0.25	0.78	0.67

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
(In thousands)	June 20, 2010	June 14, 2009
Cash flows from operating activities:
Net income	$47,144	$38,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,994	11,277
Gains on debt extinguishment	(7,636)	(34,112)
Losses on sale/disposal of assets	123	459
Amortization of deferred financing costs, debt discount and other	2,614	4,242
Provision for deferred income taxes	4,165	10,622
Non-cash compensation expense	5,901	9,838
Other	819	1,584
Changes in operating assets and liabilities	(14,484)	(13,069)

Net cash provided by operating activities	49,640	29,138

Cash flows from investing activities:
Capital expenditures	(11,058)	(9,407)
Proceeds from sale of assets	1,779	2,229
Changes in restricted cash	13,478	5,710
Other	(1,619)	(1,040)

Net cash provided by (used in) investing activities	2,580	(2,508)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,294	2,022
Proceeds from exercise of stock options	2,052	721
Tax benefit from stock options	505	322
Proceeds from issuance of long-term debt	2,861	24,348
Repayments of long-term debt and capital lease obligation	(72,968)	(37,281)
Other	(368)	(18)

Net cash used in financing activities	(65,624)	(9,886)

Effect of exchange rate changes on cash and cash equivalents	(8)	(421)

Change in cash and cash equivalents	(13,412)	16,323

Cash and cash equivalents, at beginning of period	42,392	45,372

Cash and cash equivalents, at end of period	$28,980	$61,695

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 20, 2010

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 20, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2011.

2.	Comprehensive Income

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 20, 2010	June 14, 2009	June 20, 2010	June 14, 2009
Net income	$22,625	$14,527	$47,144	$38,297
Reclassification adjustment for losses included in net income, net of tax	334	316	957	636
Currency translation adjustment, net of tax	(73)	220	(87)	157

Comprehensive income	$22,886	$15,063	$48,014	$39,090

3.	Segment Information

The following tables summarize revenues, income from operations and Segment Income, the measure by which management allocates resources to its reportable segments. Management defines Segment Income as earnings before interest, taxes, depreciation, amortization and other.

	Fiscal Quarters Ended June 20, 2010 and June 14, 2009
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2010	$117,907	$221,107	$39,068	$(15,677)	$—	$362,405
2009	112,423	193,284	31,671	(20,746)	—	316,632
Income from operations –
2010	$33,054	$16,830	$17,446	N/A	$(12,781)	$54,549
2009	27,638	13,098	14,190	N/A	(14,622)	40,304
Segment Income –
2010	$34,863	$18,531	$17,546	N/A	$(8,454)	$62,486
2009	30,103	14,745	14,283	N/A	(5,549)	53,582

	Two Fiscal Quarters Ended June 20, 2010 and June 14, 2009
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2010	$248,056	$458,938	$77,520	$(40,979)	$—	$743,535
2009	230,301	387,169	62,118	(41,128)	—	638,460
Income from operations –
2010	$70,411	$34,739	$34,270	N/A	$(27,330)	$112,090
2009	58,021	25,926	27,368	N/A	(26,093)	85,222
Segment Income –
2010	$74,322	$38,185	$34,465	N/A	$(17,864)	$129,108
2009	62,923	29,298	27,550	N/A	(12,758)	107,013

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 20, 2010	June 14, 2009	June 20, 2010	June 14, 2009
Total Segment Income	$62,486	$53,582	$129,108	$107,013
Depreciation and amortization	(5,491)	(5,490)	(10,994)	(11,277)
Gains (losses) on sale/disposal of assets	111	(379)	(123)	(459)
Other non-cash compensation expense	(2,557)	(2,472)	(5,901)	(5,118)
Expenses for 2009 stock option plan changes	—	(4,937)	—	(4,937)

Income from operations	54,549	40,304	112,090	85,222

Interest income	48	111	79	578
Interest expense	(21,770)	(26,030)	(45,924)	(52,998)
Other	1,493	12,938	7,636	34,112

Income before provision for income taxes	$34,320	$27,323	$73,881	$66,914

4.	Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 20, 2010	June 14, 2009	June 20, 2010	June 14, 2009
Net income available to common stockholders – basic and diluted	$22,625	$14,527	$47,144	$38,297

Basic weighted average number of shares	58,221,492	57,303,187	58,098,230	57,165,460
Earnings per share – basic	$0.39	$0.25	$0.81	$0.67
Diluted weighted average number of shares	60,760,689	57,737,247	60,305,138	57,524,565
Earnings per share – diluted	$0.37	$0.25	$0.78	$0.67

The denominator in calculating diluted earnings per share for common stock for the second quarter of 2010 does not include 374,950 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator in calculating diluted earnings per share for common stock for the first two quarters of 2010 does not include 733,167 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for common stock for the second quarter of 2009 does not include 8,087,845 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for common stock for the first two quarters of 2009 does not include 8,310,063 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The basic and diluted earnings per share amounts calculated including unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents under the two-class method are equivalent to the basic and diluted earnings per share amounts above for all periods presented.

5.	Debt Repurchases

During the second quarter of 2010, the Company repurchased and retired $20.0 million in principal amount of its 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 (Class A-2 Notes) and approximately $0.4 million in principal amount of its 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 (Class M-1 Notes). The combined purchase price was approximately $19.0 million, including $0.1 million of accrued interest. During the first two quarters of 2010, the Company repurchased and retired a total of $80.0 million in principal amount of its Class A-2 Notes and approximately $0.4 million of its Class M-1 notes for a combined purchase price of approximately $73.0 million, including $0.3 million of accrued interest. These activities resulted in pre-tax gains of approximately $1.5 million in the second quarter of 2010 and $7.6 million in the first two quarters of 2010, which were recorded in Other in the Company’s consolidated statements of income. In connection with the aforementioned repurchases, the Company paid and expensed required insurance fees and also wrote off deferred financing fees totaling approximately $0.5 million in the second quarter of 2010 and approximately $1.1 million in the first two quarters of 2010, which were recorded in interest expense in the Company’s consolidated statements of income.

Subsequent to the second quarter of 2010, the Company repurchased and retired an additional $10.0 million in principal amount of its Class A-2 Notes for a purchase price of approximately $9.4 million, including $0.1 million of accrued interest, which resulted in a pre-tax gain of approximately $0.7 million. The pre-tax gain will be recorded in the third quarter of 2010 in Other in the Company’s consolidated statement of income. The Company has classified the $10.0 million of outstanding Class A-2 Notes as a current liability in the consolidated balance sheet as of June 20, 2010.

6.	Income Taxes

During the second quarter of 2010, and as a result of a retroactive change to state law, the Company reduced its liability by approximately $2.9 million for unrecognized tax benefits related to a state income tax matter. Approximately $1.9 million of the decrease was related to gross unrecognized tax benefits and approximately $1.0 million was related to interest and penalties. As a result, approximately $1.7 million was recognized as an income tax benefit and reduced the Company’s effective tax rate in the second quarter and the first two quarters of 2010. Additionally, the Company’s effective tax rate for the second quarter and the first two quarters of 2010 benefited from changes made to our overall tax structure.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at June 20, 2010 and January 3, 2010.

	At June 20, 2010
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$16,914	$16,914	$—	$—
Restricted cash equivalents	36,587	36,587	—	—
Investments in marketable securities	1,019	1,019	—	—

	At January 3, 2010
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$37,078	$37,078	$—	$—
Restricted cash equivalents	51,962	51,962	—	—
Investments in marketable securities	1,406	1,406	—	—

At June 20, 2010, management estimated that the approximately $1.3 billion in principal amount of outstanding Class A-2 Notes had a fair value of approximately $1.2 billion and the approximately $99.6 million in principal amount of outstanding Class M-1 Notes had a fair value of approximately $87.2 million. The Company determined the estimated fair value amounts by using available market information. The Company obtained broker quotes from three separate brokerage firms that are knowledgeable about the Company’s fixed rate notes, and at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2010 second quarter referenced herein represents the twelve-week period ended June 20, 2010, while the 2009 second quarter represents the twelve-week period ended June 14, 2009. The 2010 first two quarters referenced herein represents the twenty-four week period ended June 20, 2010, while the 2009 first two quarters represents the twenty-four week period ended June 14, 2009.

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

Our financial results are driven largely by retail sales at our franchise and Company-owned stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase both same store sales and our store counts. Retail sales drive Company-owned store revenues, royalty payments from franchisees and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the results of our marketing promotions, our ability to execute our store operating model, the overall global economic environment and the success of our business strategies.

	Second Quarter of 2010		Second Quarter of 2009		First Two Quarters of 2010		First Two Quarters of 2009
Global retail sales growth	+12.5%		(4.7)%		+14.9%		(4.6)%

Same store sales growth:
Domestic Company-owned stores	+8.3%		(3.3)%		+11.5%		(1.7)%
Domestic franchise stores	+8.8%		(0.4)%		+11.6%		+0.3%

Domestic stores	+8.8%		(0.7)%		+11.6%		+0.1%

International stores	+6.2%		+4.1%		+5.3%		+5.4%

Store counts (at end of period):
Domestic Company-owned stores	455		483
Domestic franchise stores	4,454		4,484

Domestic stores	4,909		4,967
International stores	4,188		3,906

Total stores	9,097		8,873

Income statement data:

Total revenues	$362.4	100.0%	$316.6	100.0%	$743.5	100.0%	$638.5	100.0%

Cost of sales	262.1	72.3%	230.7	72.9%	535.2	72.0%	463.7	72.6%
General and administrative	45.8	12.6%	45.7	14.4%	96.2	12.9%	89.6	14.0%

Income from operations	54.5	15.1%	40.3	12.7%	112.1	15.1%	85.2	13.3%
Interest expense, net	(21.7)	(6.0)%	(25.9)	(8.2)%	(45.8)	(6.2)%	(52.4)	(8.2)%
Other	1.5	0.4%	12.9	4.1%	7.6	1.0%	34.1	5.3%

Income before provision for income taxes	34.3	9.5%	27.3	8.6%	73.9	9.9%	66.9	10.5%
Provision for income taxes	11.7	3.3%	12.8	4.0%	26.7	3.6%	28.6	4.5%

Net income	$22.6	6.2%	$14.5	4.6%	$47.1	6.3%	$38.3	6.0%

During the second quarter of 2010, we continued the domestic sales momentum we experienced in the first quarter. This momentum began in 2009 when we experienced positive traffic throughout the year, which we believe stemmed from our concerted efforts and investments to improve upon our menu, marketing, technology, operations and franchise base. At the end of 2009, we launched an improved pizza recipe, which has resonated with existing and new customers and has driven both trial and repeat orders, as well as continued positive customer traffic. Combined with an innovative advertising campaign, continued focus on operational excellence and efforts to strengthen our franchisee base made in 2009, we experienced another quarter of traffic and sales increases in both our domestic Company-owned and franchise stores. We believe that the positive results of both 2009 and the first half of 2010 can result in continued momentum and year-over-year growth during the second half of 2010. Additionally, our international division continued to post strong same store sales growth (6.2% in the second quarter of 2010) and store count growth, demonstrating the consistency and reliability of this business segment.

These strong results from both our domestic and international stores have produced significant earnings per share growth and increased free cash flow. We believe that our new product platforms, investments made in the Company, including marketing and technology initiatives, and improved operating margins have improved unit economics at our stores and have positioned us well for the future.

Global retail sales, which are total retail sales at Company-owned and franchise stores worldwide, increased 12.5% in the second quarter of 2010 and increased 14.9% in the first two quarters of 2010. These increases were driven primarily by both domestic and international same store sales growth as well as an increase in our worldwide store counts during the trailing four quarters, and, to a lesser extent, the positive impact of foreign currency exchange rates on our international sales. Domestic same store sales growth reflected the continued success of our improved pizza and our continued focus on operational excellence. International same store sales growth reflected continued strong performance in the key markets where we compete.

Revenues increased $45.8 million, up 14.5% in the second quarter of 2010; and increased $105.0 million, up 16.5% in the first two quarters of 2010. These increases were driven by higher domestic supply chain revenues resulting from increased volumes and higher cheese and other commodity prices, higher same store sales domestically and abroad and international store count growth.

Income from operations increased $14.2 million, up 35.3% in the second quarter of 2010; and increased $26.9 million, up 31.5% in the first two quarters of 2010. These increases were due primarily to higher royalty revenues from domestic and international franchise stores, larger volumes in our supply chain business and higher domestic Company-owned store margins. These increases were offset, in part, by higher variable general and administrative expenses, including higher performance-based bonuses as a result of our strong operating performance, as well as continued investments in growth initiatives. Additionally, comparable results from the prior year periods contained a negative impact of approximately $4.9 million of expenses incurred in connection with the Company’s stock plan changes in 2009.

Net income increased $8.1 million, up 55.7% in the second quarter of 2010; and increased $8.8 million, up 23.1% in the first two quarters of 2010. These increases were due primarily to the aforementioned increases in income from operations and lower interest expense, as a result of lower debt balances and the positive impact of a lower effective tax rate, offset in part by lower pre-tax gains recorded on the extinguishment of debt.

Revenues

	Second Quarter of 2010		Second Quarter of 2009		First Two Quarters of 2010		First Two Quarters of 2009
Domestic Company-owned stores	$79.1	21.8%	$76.7	24.2%	$167.3	22.5%	$157.7	24.7%
Domestic franchise	38.8	10.7%	35.7	11.3%	80.8	10.9%	72.6	11.4%
Domestic supply chain	205.4	56.7%	172.5	54.5%	418.0	56.2%	346.0	54.2%
International	39.1	10.8%	31.7	10.0%	77.5	10.4%	62.1	9.7%

Total revenues	$362.4	100.0%	$316.6	100.0%	$743.5	100.0%	$638.5	100.0%

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

Domestic Stores Revenues

	Second Quarter of 2010		Second Quarter of 2009		First Two Quarters of 2010		First Two Quarters of 2009
Domestic Company-owned stores	$79.1	67.1%	$76.7	68.3%	$167.3	67.4%	$157.7	68.5%
Domestic franchise	38.8	32.9%	35.7	31.7%	80.8	32.6%	72.6	31.5%

Domestic stores	$117.9	100.0%	$112.4	100.0%	$248.1	100.0%	$230.3	100.0%

Domestic stores revenues increased $5.5 million, up 4.9% in the second quarter of 2010; and increased $17.8 million, up 7.7% in the first two quarters of 2010. These increases were due primarily to higher domestic Company-owned and franchise same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations increased $2.4 million, up 3.0% in the second quarter of 2010; and increased $9.6 million, up 6.1% in the first two quarters of 2010. These increases were due to higher same store sales, offset in part by a decrease in the number of Company-owned stores open during both the second quarter and first two quarters of 2010. Domestic Company-owned same store sales increased 8.3% in the second quarter of 2010 and increased 11.5% in the first two quarters of 2010. This compared to a decrease of 3.3% in the second quarter of 2009 and a decrease of 1.7% in the first two quarters of 2009. There were 455 Company-owned stores in operation at the end of the second quarter of 2010, versus 483 at the end of the second quarter of 2009.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $3.1 million, up 8.8% in the second quarter of 2010; and increased $8.2 million, up 11.3% in the first two quarters of 2010. These increases were due primarily to higher same store sales, offset slightly by a decrease in the average number of domestic franchise stores open during 2010. Domestic franchise same store sales increased 8.8% in the second quarter of 2010; and increased 11.6% in the first two quarters of 2010. This compared to a decrease of 0.4% in the second quarter of 2009; and an increase of 0.3% in the first two quarters of 2009. There were 4,454 domestic franchise stores in operation at the end of the second quarter of 2010, versus 4,484 at the end of the second quarter of 2009.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations increased $32.9 million, up 19.1% in the second quarter of 2010; and increased $72.0 million, up 20.8% in the first two quarters of 2010. These increases were due primarily to higher volumes related to increases in domestic retail sales and an increase in overall commodity prices, including cheese and meats. The published cheese block price-per-pound averaged $1.40 in the second quarter of 2010 and averaged $1.42 in the first two quarters of 2010. This was up from $1.20 and $1.22 in the comparable periods in 2009. Had the 2010 average cheese prices been in effect during 2009, domestic supply chain revenues for the second quarter of 2009 would have been approximately $4.1 million higher than the reported 2009 amounts; and domestic supply chain revenues for the first two quarters of 2009 would have been approximately $8.5 million higher than the reported 2009 amounts.

International Revenues

	Second Quarter of 2010		Second Quarter of 2009		First Two Quarters of 2010		First Two Quarters of 2009
International royalty and other	$19.9	51.0%	$16.6	52.2%	$39.8	51.3%	$32.4	52.1%
International supply chain	19.2	49.0%	15.1	47.8%	37.7	48.7%	29.7	47.9%

International	$39.1	100.0%	$31.7	100.0%	$77.5	100.0%	$62.1	100.0%

International revenues consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $7.4 million, up 23.4% in the second quarter of 2010; and increased $15.4 million, up 24.8% in the first two quarters of 2010. These increases were comprised of a $4.1 million increase in the second quarter, and an $8.0 million increase in the first two quarters, in supply chain revenues as well as a $3.3 million increase in the second quarter, and a $7.4 million increase in the first two quarters, in royalty and other revenues. The increases in international supply chain revenues were due primarily to the positive impact of changes in foreign currency exchange rates of approximately $2.1 million in the second quarter of 2010 and approximately $4.6 million in the first two quarters of 2010, and to a lesser extent, higher volumes. The increases in international royalty and other revenues were primarily due to higher same store sales and an increase in the average number of international stores open during 2010, as well as the positive impact of changes in foreign currency exchange rates of approximately $0.7 million in the second quarter of 2010 and approximately $2.5 million in the first two quarters of 2010.

On a constant dollar basis (which reflects changes in international local currency sales), same store sales increased 6.2% in the second quarter of 2010, and increased 5.3% in the first two quarters of 2010. This compared to an increase of 4.1% in the second quarter of 2009, and an increase of 5.4% in the first two quarters of 2009. On a historical dollar basis, same store sales increased 10.4% in the second quarter of 2010, and increased 13.7% in the first two quarters of 2010. This compared to a decrease of 13.7% in the second quarter of 2009, and a decrease of 14.4% in the first two quarters of 2009. The variance in our same store sales on a constant dollar basis versus a historical dollar basis in 2010 was caused by the weakening of the U.S. dollar. There were 4,188 international stores in operation at the end of the second quarter of 2010, compared to 3,906 at the end of the second quarter of 2009.

Cost of Sales / Operating Margin

	Second Quarter of 2010		Second Quarter of 2009		First Two Quarters of 2010		First Two Quarters of 2009
Consolidated revenues	$362.4	100.0%	$316.6	100.0%	$743.5	100.0%	$638.5	100.0%
Consolidated cost of sales	262.1	72.3%	230.7	72.9%	535.2	72.0%	463.7	72.6%

Consolidated operating margin	$100.3	27.7%	$86.0	27.1%	$208.3	28.0%	$174.8	27.4%

Consolidated cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $14.3 million, up 16.7% in the second quarter of 2010; and increased $33.5 million, up 19.2% in the first two quarters of 2010. These increases were due primarily to higher margins in our domestic supply chain and domestic Company-owned store businesses (as described in more detail below) and higher franchise royalty revenues as a result of strong global retail sales. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin increased 0.6 percentage points in both the second quarter and first two quarters of 2010. These increases were due primarily to lower cost of sales as a percentage of revenues in our domestic supply chain and Company-owned store operations due primarily to increased volumes, as discussed below, offset in part by an increase in overall commodity prices, including cheese and meats.

As indicated above, the consolidated operating margin as a percentage of revenues was negatively impacted by higher commodity costs, including cheese. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2010 average cheese prices had been in effect during 2009, this impact on supply chain margins would have caused the consolidated operating margin to be approximately 26.8% of total revenues for the second quarter of 2009 and to be approximately 27.0% of total revenues for the first two quarters of 2009. This was versus the reported 27.1% and 27.4% in the comparable periods.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Second Quarter of 2010		Second Quarter of 2009		First Two Quarters of 2010		First Two Quarters of 2009
Revenues	$79.1	100.0%	$76.7	100.0%	$167.3	100.0%	$157.7	100.0%
Cost of sales	62.9	79.5%	62.6	81.5%	132.2	79.0%	127.3	80.7%

Store operating margin	$16.2	20.5%	$14.2	18.5%	$35.1	21.0%	$30.5	19.3%

The domestic Company-owned store operating margin increased $2.0 million, up 14.2% in the second quarter of 2010; and increased $4.6 million, up 15.3% in the first two quarters of 2010. These margin increases were due primarily to higher same store sales, offset in part by an increase in overall commodity prices, including cheese and meats. As a percentage of store revenues, the store operating margin increased 2.0 percentage points in the second quarter of 2010, and increased 1.7 percentage points in the first two quarters of 2010, as discussed in more detail below.

As a percentage of store revenues, labor and related costs decreased 1.4 percentage points to 30.7% in the second quarter of 2010, and decreased 1.3 percentage points to 30.8% in the first two quarters of 2010. These decreases were due primarily to efficiencies obtained with higher same store sales, offset in part by higher average wage rates.

As a percentage of store revenues, occupancy costs (which include rent, telephone, utilities and depreciation), decreased 1.4 percentage points to 10.5% in the second quarter of 2010 and decreased 1.6 percentage points to 10.2% in the first two quarters of 2010. These decreases were due primarily to efficiencies obtained with higher same store sales.

As a percentage of store revenues, insurance costs decreased 0.1 percentage points to 3.3% in the second quarter of 2010, and decreased 0.3 percentage points to 3.1% in the first two quarters of 2010.

As a percentage of store revenues, food costs increased 1.5 percentage points to 27.1% in the second quarter of 2010, and increased 1.8 percentage points to 27.1% in the first two quarters of 2010. These increases were due primarily to the negative impact of a lower average customer price paid per order during the second quarter and first two quarters of 2010, higher cheese and meat prices and a slight increase in the product costs for our improved pizza. The cheese block price-per-pound averaged $1.40 in the second quarter of 2010 and $1.42 in the first two quarters of 2010. This compared to $1.20 in the second quarter of 2009 and $1.22 in the first two quarters of 2009.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	Second Quarter of 2010		Second Quarter of 2009		First Two Quarters of 2010		First Two Quarters of 2009
Revenues	$205.4	100.0%	$172.5	100.0%	$418.0	100.0%	$346.0	100.0%
Cost of sales	182.2	88.7%	154.3	89.4%	369.6	88.4%	309.3	89.4%

Supply Chain operating margin	$23.2	11.3%	$18.2	10.6%	$48.4	11.6%	$36.7	10.6%

The domestic supply chain operating margin increased $5.0 million, up 27.5% in the second quarter of 2010; and increased $11.7 million, up 31.7% in the first two quarters of 2010. These margin increases were due primarily to higher volumes as a result of increases in domestic retail sales.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.7 percentage points in the second quarter of 2010; and increased 1.0 percentage points in the first two quarters of 2010. These increases were due primarily to higher volumes and changes in product mix, offset in part by higher commodity prices, including cheese and meats as well as higher fuel costs. Increases in certain food prices have a negative effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on such food items. Had the 2010 cheese prices been in effect during 2009, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.3% for the second quarter of 2009 and approximately 10.4% for the first two quarters of 2009. This was versus the reported 10.6% in both of the comparable periods.

General and Administrative Expenses

General and administrative expenses increased $0.1 million, up 0.3% in the second quarter of 2010; and increased $6.6 million, up 7.5% in the first two quarters of 2010. These increases were due primarily to higher variable general and administrative expenses, including higher performance based bonuses, store awards and incentives as a result of our strong operating performance, as well as continued investments in growth initiatives. These increases were offset in part by the effect of approximately $4.9 million of expenses incurred in the second quarter of 2009 in connection with the Company’s stock plan changes, offset in part by $2.0 million of net proceeds received in the second quarter of 2009 from an insurance settlement. Additionally, these increases were partially offset by lower bad debt expense in 2010 resulting from improved payments from our franchisees.

Interest Expense

Interest expense decreased $4.3 million to $21.8 million in the second quarter of 2010; and decreased $7.1 million to $45.9 million in the first two quarters of 2010, due primarily to lower debt balances attributable to our debt repurchases.

The Company’s cash borrowing rate was 5.9% in both the second quarter and first two quarters of 2010, which improved from 6.1% in the second quarter and first two quarters of 2009. The Company’s average outstanding debt balance, excluding capital lease obligations, was approximately $1.5 billion in the second quarter and first two quarters of 2010 versus $1.7 billion in the comparable periods in 2009.

Other

The Other amount of $1.5 million in the second quarter of 2010 and $7.6 million in the first two quarters of 2010 represent the gains recognized on the repurchase and retirement of principal on the Class A-2 Notes and Class M-1 Notes of $20.4 million in the second quarter of 2010 and $80.4 million in the first two quarters of 2010. This compared to gains recognized on the repurchase and retirement of principal on the Class A-2 Notes of $12.9 million in the second quarter of 2009 and $34.1 million in the first two quarters of 2009.

Provision for Income Taxes

Provision for income taxes decreased $1.1 million to $11.7 million in the second quarter of 2010, and decreased $1.9 million to $26.7 million in the first two quarters of 2010. The effective tax rate was 34.1% in the second quarter of 2010, and 36.2% in the first two quarters of 2010. This compared to 46.8% in the second quarter of 2009 and 42.8% in the first two quarters of 2009. The effective rates for the second quarter and first two quarters of 2010 were positively impacted by reserve adjustments related to a state income tax matter; while the effective rates in 2009 were negatively impacted by reserve adjustments related to a state income tax matter. Additionally, the Company’s effective tax rate for the second quarter and the first two quarters of 2010 benefited from changes made to our overall tax structure.

Liquidity and Capital Resources

As of June 20, 2010, we had working capital of $10.3 million, excluding restricted cash and cash equivalents of $77.7 million, and including total unrestricted cash and cash equivalents of $29.0 million. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to service our debt obligations, invest in our business and repurchase common stock, reduce our working capital amounts. As of June 20, 2010, the Company had approximately $34.8 million of cash held as collateral for outstanding letters of credit, $29.7 million of cash held for future interest payments, $6.8 million of cash held in interest reserves, $6.0 million of cash held for capitalization of certain subsidiaries and $0.4 million of other restricted cash, for a total of $77.7 million of restricted cash and cash equivalents. During the second quarter of 2010, the Company reclassified $4.0 million from restricted to unrestricted cash and cash equivalents as a result of a lower cash requirement for capitalization of certain subsidiaries, and a lower requirement for cash held for interest reserves, based on the terms of the related agreement.

As of June 20, 2010, we had nearly $1.5 billion of long-term debt, of which $10.5 million was classified as a current liability. Our primary source of liquidity is cash flows from operations. During the first two quarters of 2010, the Company borrowed an additional $2.4 million under its variable funding note facility and is now fully drawn on the $60.0 million variable funding notes facility.

During the second quarter of 2010, the Company used a combination of cash on hand and cash flows from operations to fund the repurchase and retirement of $20.0 million in principal amount of its Class A-2 Notes and approximately $0.4 million in principal amount of its Class M-1 Notes. The combined purchase price was approximately $19.0 million, including $0.1 million of accrued interest. During the first two quarters of 2010, the Company used a combination of cash on hand and cash flows from operations to fund the repurchase and retirement of $80.0 million in principal amount of its Class A-2 Notes and approximately $0.4 million of its Class M-1 notes for a combined purchase price of approximately $73.0 million, including $0.3 million of accrued interest. Subsequent to the second quarter of 2010, the Company used a combination of cash on hand and cash flows from operations to fund the repurchase and retirement of an additional $10.0 million in principal amount of its Class A-2 Notes for a purchase price of approximately $9.4 million, including $0.1 million of accrued interest.

During the first quarter of 2010, the Company experienced a significant growth in same store sales versus the prior year quarter as positive traffic continued in our stores. This positive trend continued during the second quarter of 2010 as we experienced strong domestic same store sales and higher volumes in our supply chain business resulting from the continued success of our improved pizza and our focus on operational excellence. Additionally, our international business continued to perform well, with positive same store sales and store growth. All of these factors have contributed to the Company’s continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents and ongoing cash flows from operations to fund working capital requirements, invest in our core business and reduce our long-term debt. We have historically funded our working capital requirements, capital expenditures, debt repayments and share repurchases primarily from our cash flows from operations and, when necessary, our available borrowings under the variable funding notes. Management believes its current unrestricted cash and cash equivalents balance and its expected ongoing cash flows from operations are sufficient to fund operations for the foreseeable future. We did not have any material commitments for capital expenditures as of June 20, 2010.

Cash provided by operating activities was $49.6 million in the first two quarters of 2010 and $29.1 million in the first two quarters of 2009. The $20.5 million increase was due primarily to a $21.9 million increase in net income, after excluding non-cash adjustments versus the prior year period, resulting primarily from our improved operating performance. This increase was offset, in part by a $1.4 million net change in operating assets and liabilities, due primarily to the timing of payments of current operating liabilities.

Cash provided by investing activities was $2.6 million in the first two quarters of 2010; and cash used in investing activities was $2.5 million in the first two quarters of 2009. The $5.1 million net change was due primarily to a $7.8 million change in restricted cash and cash equivalents resulting from the timing of interest and other payments relating to our financing offset, in part by a $1.7 million increase in capital expenditures related to investments in technology initiatives.

Cash used in financing activities was $65.6 million in the first two quarters of 2010 and $9.9 million in the first two quarters of 2009. The $55.7 million increase was due primarily to a $35.7 million increase in repayments of long-term debt and capital lease obligations and a $21.5 million decrease in the proceeds from issuance of long-term debt.

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

New Accounting Pronouncements

The Company considered relevant recently-issued accounting pronouncements during the second quarter and first two quarters of 2010, as discussed in Footnote 8 of the Notes to Condensed Consolidated Financial Statements, included in this Form 10-Q.

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our intentions with respect to the extensions of the interest-only period on our fixed rate notes, our operating performance, the anticipated success of our new improved pizza product, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by the Company, such as our improved pizza, and other food-industry competitors; the ongoing level of profitability of our franchisees; the ability of the Company and our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. Except as required by applicable securities law, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. Management actively monitors this exposure when present. As of June 20, 2010, we had $60.0 million of outstanding variable funding note borrowings. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until April 2012. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

During the quarterly period ended June 20, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended January 3, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Employment Agreement dated as of February 25, 2010 between Domino’s Pizza LLC and J. Patrick Doyle.

10.2	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Wendy A. Beck.

10.3	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Russell J. Weiner.

10.4	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Michael T. Lawton.

10.5	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and James G. Stansik.

31.1	Certification by J. Patrick Doyle pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Wendy A. Beck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by J. Patrick Doyle pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Wendy A. Beck pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC. (Registrant)

Date July 27, 2010	/s/ Wendy A. Beck
Wendy A. Beck Chief Financial Officer