Form 10-Q
period 2010-09-12
DOMINOS PIZZA INC
filed 2010-10-19
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 12, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32242

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

As of October 12, 2010, Domino’s Pizza, Inc. had 60,041,774 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 12, 2010	January 3, 2010 (Note)
Assets
Current assets:
Cash and cash equivalents	$39,195	$42,392
Restricted cash and cash equivalents	77,486	91,141
Accounts receivable	75,836	76,273
Inventories	25,444	25,890
Notes receivable	1,365	1,079
Prepaid expenses and other	5,911	6,155
Advertising fund assets, restricted	25,192	25,116
Deferred income taxes	12,985	10,622

Total current assets	263,414	278,668

Property, plant and equipment:
Land and buildings	22,886	21,825
Leasehold and other improvements	82,917	83,190
Equipment	171,711	170,202
Construction in progress	2,491	4,499

	280,005	279,716
Accumulated depreciation and amortization	(182,996)	(176,940)

Property, plant and equipment, net	97,009	102,776

Other assets:
Deferred financing costs	13,608	17,266
Goodwill	17,391	17,606
Capitalized software, net	7,010	3,233
Other assets	12,729	12,366
Deferred income taxes	14,519	21,846

Total other assets	65,257	72,317

Total assets	$425,680	$453,761

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$758	$50,370
Accounts payable	52,701	64,120
Insurance reserves	12,442	12,032
Advertising fund liabilities	25,192	25,116
Other accrued liabilities	68,196	67,785

Total current liabilities	159,289	219,423

Long-term liabilities:
Long-term debt, less current portion	1,474,936	1,522,463
Insurance reserves	17,274	15,127
Other accrued liabilities	16,048	17,742

Total long-term liabilities	1,508,258	1,555,332

Stockholders’ deficit:
Common stock	592	586
Additional paid-in capital	38,835	24,487
Retained deficit	(1,278,217)	(1,341,961)
Accumulated other comprehensive loss	(3,077)	(4,106)

Total stockholders’ deficit	(1,241,867)	(1,320,994)

Total liabilities and stockholders’ deficit	$425,680	$453,761

Note: The balance sheet at January 3, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(In thousands, except per share data)	September 12, 2010	September 6, 2009	September 12, 2010	September 6, 2009
Revenues:
Domestic Company-owned stores	$77,368	$72,691	$244,650	$230,424
Domestic franchise	38,543	34,315	119,317	106,884
Domestic supply chain	192,499	163,155	610,459	509,196
International	38,978	32,554	116,497	94,671

Total revenues	347,388	302,715	1,090,923	941,175

Cost of sales:
Domestic Company-owned stores	64,928	60,215	197,088	187,491
Domestic supply chain	171,582	145,848	541,138	455,149
International	16,725	13,501	50,216	40,608

Total cost of sales	253,235	219,564	788,442	683,248

Operating margin	94,153	83,151	302,481	257,927

General and administrative	45,929	42,701	142,167	132,255

Income from operations	48,224	40,450	160,314	125,672

Interest income	67	103	146	681
Interest expense	(22,021)	(24,631)	(67,945)	(77,630)
Other	938	14,290	8,574	48,402

Income before provision for income taxes	27,208	30,212	101,089	97,125
Provision for income taxes	10,608	12,383	37,345	40,999

Net income	$16,600	$17,829	$63,744	$56,126

Earnings per share:
Common stock – basic	$0.28	$0.31	$1.09	$0.98
Common stock – diluted	0.27	0.31	1.05	0.97

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
(In thousands)	September 12, 2010	September 6, 2009
Cash flows from operating activities:
Net income	$63,744	$56,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,425	16,783
Gains on debt extinguishment	(8,574)	(48,402)
Losses on sale/disposal of assets	223	487
Amortization of deferred financing costs, debt discount and other	3,664	6,039
Provision for deferred income taxes	4,219	16,216
Non-cash compensation expense	8,977	13,163
Other	1,578	2,490
Changes in operating assets and liabilities	(7,990)	(8,090)

Net cash provided by operating activities	82,266	54,812

Cash flows from investing activities:
Capital expenditures	(16,282)	(13,539)
Proceeds from sale of assets	2,129	3,310
Changes in restricted cash	13,655	(8,401)
Other	(1,454)	(775)

Net cash used in investing activities	(1,952)	(19,405)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,398	3,191
Proceeds from exercise of stock options	2,827	737
Tax benefit from stock options	660	334
Proceeds from issuance of long-term debt	2,861	59,382
Repayments of long-term debt and capital lease obligation	(92,177)	(94,872)
Other	(1,081)	(438)

Net cash used in financing activities	(83,512)	(31,666)

Effect of exchange rate changes on cash and cash equivalents	1	(384)

Change in cash and cash equivalents	(3,197)	3,357

Cash and cash equivalents, at beginning of period	42,392	45,372

Cash and cash equivalents, at end of period	$39,195	$48,729

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 12, 2010

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 12, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2011.

2.	Comprehensive Income

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 12, 2010	September 6, 2009	September 12, 2010	September 6, 2009
Net income	$16,600	$17,829	$63,744	$56,126
Reclassification adjustment for losses included in net income, net of tax	338	204	1,295	840
Currency translation adjustment, net of tax	(179)	16	(266)	173

Comprehensive income	$16,759	$18,049	$64,773	$57,139

3.	Segment Information

The following tables summarize revenues, income from operations and Segment Income, the measure by which management allocates resources to its reportable segments. Management defines Segment Income as earnings before interest, taxes, depreciation, amortization and other.

	Fiscal Quarters Ended September 12, 2010 and September 6, 2009
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2010	$115,911	$219,903	$38,978	$(27,404)	$—	$347,388
2009	107,006	181,401	32,554	(18,246)	—	302,715
Income from operations –
2010	$29,774	$15,431	$17,244	N/A	$(14,225)	$48,224
2009	25,375	11,644	15,547	N/A	(12,116)	40,450
Segment Income –
2010	$31,795	$17,089	$17,332	N/A	$(9,385)	$56,831
2009	27,629	13,355	15,642	N/A	(7,318)	49,308

	Three Fiscal Quarters Ended September 12, 2010 and September 6, 2009
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2010	$363,967	$678,841	$116,497	$(68,382)	$—	$1,090,923
2009	337,308	568,570	94,671	(59,374)	—	941,175
Income from operations –
2010	$100,185	$50,171	$51,514	N/A	$(41,556)	$160,314
2009	83,396	37,570	42,915	N/A	(38,209)	125,672
Segment Income –
2010	$106,117	$55,274	$51,797	N/A	$(27,249)	$185,939
2009	90,552	42,663	43,192	N/A	(20,086)	156,321

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 12, 2010	September 6, 2009	September 12, 2010	September 6, 2009
Total Segment Income	$56,831	$49,308	$185,939	$156,321
Depreciation and amortization	(5,431)	(5,506)	(16,425)	(16,783)
Losses on sale/disposal of assets	(101)	(26)	(223)	(487)
Other non-cash compensation expense	(3,075)	(3,326)	(8,977)	(8,442)
Expenses for stock option plan changes	—	—	—	(4,937)

Income from operations	48,224	40,450	160,314	125,672

Interest income	67	103	146	681
Interest expense	(22,021)	(24,631)	(67,945)	(77,630)
Other	938	14,290	8,574	48,402

Income before provision for income taxes	$27,208	$30,212	$101,089	$97,125

4.	Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 12, 2010	September 6, 2009	September 12, 2010	September 6, 2009
Net income available to common stockholders – basic and diluted	$16,600	$17,829	$63,744	$56,126

Basic weighted average number of shares	58,466,720	57,499,085	58,221,060	57,276,668
Earnings per share – basic	$0.28	$0.31	$1.09	$0.98
Diluted weighted average number of shares	60,688,791	57,981,137	60,455,942	57,680,513
Earnings per share – diluted	$0.27	$0.31	$1.05	$0.97

The denominator in calculating diluted earnings per share for common stock does not include 681,535 options to purchase common stock for the third quarter of 2010 and does not include 970,827 options to purchase common stock for the first three quarters of 2010, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for common stock did not include 8,661,245 options to purchase common stock for the third quarter of 2009 and did not include 8,981,563 options to purchase common stock for the first three quarters of 2009, as the effect of including these options would have been anti-dilutive. The basic and diluted earnings per share amounts calculated under the two-class method, which include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, are equivalent to the basic and diluted earnings per share amounts above for all periods presented.

5.	Debt Repurchases

During the third quarter of 2010, the Company repurchased and retired $20.0 million in principal amount of its 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 (Class A-2 Notes). The total purchase price was approximately $19.2 million, including $0.2 million of accrued interest. During the first three quarters of 2010, the Company repurchased and retired a total of $100.0 million in principal amount of its Class A-2 Notes and approximately $0.4 million in principal amount of its 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 (Class M-1 Notes) for a combined purchase price of approximately $92.2 million, including $0.4 million of accrued interest. These activities resulted in pre-tax gains of approximately $0.9 million in the third quarter of 2010 and $8.6 million in the first three quarters of 2010, which were recorded in Other in the Company’s consolidated statements of income. In connection with the aforementioned repurchases, the Company paid and expensed required insurance fees and also wrote off deferred financing fees totaling approximately $0.4 million in the third quarter of 2010 and approximately $1.5 million in the first three quarters of 2010, which were recorded in Interest Expense in the Company’s consolidated statements of income.

6.	Income Taxes

During the second quarter of 2010, and as a result of a retroactive change to state law, the Company reduced its liability for unrecognized tax benefits related to a state income tax matter by approximately $2.9 million. Approximately $1.9 million of the decrease was related to gross unrecognized tax benefits and approximately $1.0 million was related to interest and penalties. As a result, approximately $1.7 million was recognized as an income tax benefit and reduced the Company’s effective tax rate in the first three quarters of 2010. Additionally, the Company’s effective tax rate for the first three quarters of 2010 benefited from changes made to its overall tax structure.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at September 12, 2010 and January 3, 2010.

	At September 12, 2010
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$30,415	$30,415	$—	$—
Restricted cash equivalents	35,534	35,534	—	—
Investments in marketable securities	1,023	1,023	—	—

	At January 3, 2010
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$37,078	$37,078	$—	$—
Restricted cash equivalents	51,962	51,962	—	—
Investments in marketable securities	1,406	1,406	—	—

At September 12, 2010, management estimated that the over $1.3 billion in principal amount of outstanding Class A-2 Notes had a fair value of nearly $1.3 billion and the $99.6 million in principal amount of outstanding Class M-1 Notes had a fair value of approximately $94.9 million. The Company determined the estimated fair value amounts by using available market information. The Company obtained broker quotes from three separate brokerage firms that are knowledgeable about the Company’s fixed rate notes, and at times, trade these notes. Further, the Company performed its own internal analysis based on the information it gathered from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2010 third quarter referenced herein represents the twelve-week period ended September 12, 2010; while the 2009 third quarter represents the twelve-week period ended September 6, 2009. The 2010 first three quarters referenced herein represent the thirty-six week period ended September 12, 2010; while the 2009 first three quarters represent the thirty-six week period ended September 6, 2009.

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

Our financial results are driven largely by retail sales at our franchise and Company-owned stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase both same store sales and store counts. Retail sales drive Company-owned store revenues, royalty payments from franchisees and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the results of our marketing promotions, our ability to execute our store operating model, the overall global economic environment and the success of our business strategies.

	Third Quarter of 2010		Third Quarter of 2009		First Three Quarters of 2010		First Three Quarters of 2009
Global retail sales growth	+12.5%		(1.9)%		+14.1%		(3.7)%

Same store sales growth:
Domestic Company-owned stores	+11.8%		(2.0)%		+11.6%		(1.8)%
Domestic franchise stores	+11.7%		+0.3%		+11.6%		+0.2%

Domestic stores	+11.7%		0.0%		+11.6%		0.0%

International stores	+7.0%		+2.7%		+5.9%		+4.5%

Store counts (at end of period):
Domestic Company-owned stores	455		481
Domestic franchise stores	4,450		4,456

Domestic stores	4,905		4,937
International stores	4,264		3,949

Total stores	9,169		8,886

Income statement data:

Total revenues	$347.4	100.0%	$302.7	100.0%	$1,090.9	100.0%	$941.2	100.0%

Cost of sales	253.2	72.9%	219.6	72.5%	788.4	72.3%	683.2	72.6%
General and administrative	45.9	13.2%	42.7	14.1%	142.2	13.0%	132.3	14.1%

Income from operations	48.2	13.9%	40.5	13.4%	160.3	14.7%	125.7	13.3%
Interest expense, net	(22.0)	(6.3)%	(24.5)	(8.1)%	(67.8)	(6.2)%	(76.9)	(8.1)%
Other	0.9	0.3%	14.3	4.7%	8.6	0.8%	48.4	5.1%

Income before provision for income taxes	27.2	7.9%	30.2	10.0%	101.1	9.3%	97.1	10.3%
Provision for income taxes	10.6	3.1%	12.4	4.1%	37.3	3.5%	41.0	4.3%

Net income	$16.6	4.8%	$17.8	5.9%	$63.7	5.8%	$56.1	6.0%

During the third quarter of 2010, we continued the domestic sales momentum we experienced in the first two quarters of 2010. This momentum began in 2009 when we experienced positive customer traffic throughout the year, which we believe stemmed from our concerted efforts and investments to improve upon our menu, marketing, technology, operations and franchise base. At the end of 2009, we launched an improved pizza recipe, which we believe has resonated with existing and new customers and has driven both trial and repeat orders. This has resulted in continued positive customer traffic throughout 2010. Combined with an innovative and effective advertising campaign, continued focus on operational excellence and efforts to strengthen our franchisee base made in 2009, we experienced another quarter of traffic and sales increases in both our domestic Company-owned and franchise stores. We believe that the sales momentum we have created in both 2009 and the first three quarters of 2010 will result in positive year-over-year sales growth during the fourth quarter of 2010. Additionally, our international division continued to post strong same store sales growth (7.0% in the third quarter of 2010) marking the 67th consecutive quarter of positive same store sales for this division. Continued strong same store sales growth combined with continued store count growth, demonstrate the consistency and reliability of this business segment.

These strong results from both our domestic and international stores have produced significant earnings per share growth and increased free cash flow for the first three quarters of 2010. We believe that our new product platforms, investments made in the Company, including marketing and technology initiatives, and improved operating margins have improved unit economics at our stores and positioned us well for the future.

Global retail sales, which are total retail sales at Company-owned and franchise stores worldwide, increased 12.5% in the third quarter of 2010; and 14.1% in the first three quarters of 2010. Retail sales for franchise stores are reported to the Company by its franchisees and are not included in Company revenues. These increases were driven primarily by both domestic and international same store sales growth as well as an increase in our worldwide store counts during the trailing four quarters, and, to a lesser extent, the positive impact of foreign currency exchange rates on our international sales. Domestic same store sales growth reflected the continued success of our improved pizza, the effectiveness of our advertising and our continued focus on operational excellence. International same store sales growth reflected continued strong performance in the key markets where we compete.

Revenues increased $44.7 million, up 14.8% in the third quarter of 2010; and $149.7 million, up 15.9% in the first three quarters of 2010. These increases were driven by higher domestic supply chain revenues resulting from increased volumes and higher commodity prices, including cheese, higher same store sales domestically and abroad and international store count growth.

Income from operations increased $7.7 million, up 19.2% in the third quarter of 2010; and $34.6 million, up 27.6% in the first three quarters of 2010. These increases were due primarily to higher royalty revenues from domestic and international franchise stores and larger volumes in our supply chain business. Additionally, income from operations in the first three quarters benefited from higher domestic Company-owned store margins. These increases were offset, in part, by higher variable general and administrative expenses, including higher performance-based bonuses as a result of our strong operating performance, as well as continued investments in growth initiatives. Additionally, the comparable results for the first three quarters from the prior-year period were negatively impacted by approximately $4.9 million of expenses incurred in connection with the Company’s stock plan changes in 2009.

Net income decreased $1.2 million, down 6.9% in the third quarter of 2010; and increased $7.6 million, up 13.6% in the first three quarters of 2010. The decrease in the third quarter of 2010 was due primarily to lower pre-tax gains recorded on the extinguishment of debt, offset in part by the aforementioned increase in income from operations, lower interest expense resulting from lower debt balances, and the positive impact of a lower effective tax rate in the quarter. The increase in the first three quarters of 2010 was due primarily to the aforementioned increase in income from operations, lower interest expense resulting from lower debt balances, and the positive impact of a lower effective tax rate, offset in part by lower pre-tax gains recorded on the extinguishment of debt.

Revenues

	Third Quarter of 2010		Third Quarter of 2009		First Three Quarters of 2010		First Three Quarters of 2009
Domestic Company-owned stores	$77.4	22.3%	$72.7	24.0%	$244.7	22.4%	$230.4	24.5%
Domestic franchise	38.5	11.1%	34.3	11.3%	119.3	10.9%	106.9	11.4%
Domestic supply chain	192.5	55.4%	163.2	53.9%	610.5	56.0%	509.2	54.1%
International	39.0	11.2%	32.6	10.8%	116.5	10.7%	94.7	10.0%

Total revenues	$347.4	100.0%	$302.7	100.0%	$1,090.9	100.0%	$941.2	100.0%

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

Domestic Stores Revenues

	Third Quarter of 2010		Third Quarter of 2009		First Three Quarters of 2010		First Three Quarters of 2009
Domestic Company-owned stores	$77.4	66.7%	$72.7	67.9%	$244.7	67.2%	$230.4	68.3%
Domestic franchise	38.5	33.3%	34.3	32.1%	119.3	32.8%	106.9	31.7%

Domestic stores	$115.9	100.0%	$107.0	100.0%	$364.0	100.0%	$337.3	100.0%

Domestic stores revenues increased $8.9 million, up 8.3% in the third quarter of 2010; and $26.7 million, up 7.9% in the first three quarters of 2010. These increases were due primarily to higher domestic Company-owned and franchise same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations increased $4.7 million, up 6.4% in the third quarter of 2010; and $14.3 million, up 6.2% in the first three quarters of 2010. These increases were due to higher same store sales, offset in part by a decrease in the number of Company-owned stores open during both the third quarter and first three quarters of 2010. Domestic Company-owned same store sales increased 11.8% in the third quarter of 2010; and 11.6% in the first three quarters of 2010. This compared to a decrease of 2.0% in the third quarter of 2009; and a decrease of 1.8% in the first three quarters of 2009. There were 455 Company-owned stores in operation at the end of the third quarter of 2010, versus 481 at the end of the third quarter of 2009.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $4.2 million, up 12.3% in the third quarter of 2010; and $12.4 million, up 11.6% in the first three quarters of 2010. These increases were due primarily to higher same store sales. Domestic franchise same store sales increased 11.7% in the third quarter of 2010; and 11.6% in the first three quarters of 2010. This compared to an increase of 0.3% in the third quarter of 2009; and an increase of 0.2% in the first three quarters of 2009. There were 4,450 domestic franchise stores in operation at the end of the third quarter of 2010, versus 4,456 at the end of the third quarter of 2009.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations increased $29.3 million, up 18.0% in the third quarter of 2010; and $101.3 million, up 19.9% in the first three quarters of 2010. These increases were due primarily to higher volumes related to growth in domestic retail sales and an increase in overall commodity prices, including cheese and meats. The published cheese block price-per-pound averaged $1.53 in the third quarter of 2010; and $1.46 in the first three quarters of 2010. This was up from $1.19 and $1.21 in the comparable periods in 2009. Had the 2010 average cheese prices been in effect during 2009, domestic supply chain revenues for the third quarter of 2009 would have been approximately $5.6 million higher than the reported 2009 amounts; and domestic supply chain revenues for the first three quarters of 2009 would have been approximately $14.1 million higher than the reported 2009 amounts.

International Revenues

	Third Quarter of 2010		Third Quarter of 2009		First Three Quarters of 2010		First Three Quarters of 2009
International royalty and other	$20.1	51.5%	$17.4	53.3%	$59.9	51.4%	$49.8	52.5%
International supply chain	18.9	48.5%	15.2	46.7%	56.6	48.6%	44.9	47.5%

International	$39.0	100.0%	$32.6	100.0%	$116.5	100.0%	$94.7	100.0%

International revenues consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $6.4 million, up 19.7% in the third quarter of 2010; and $21.8 million, up 23.1% in the first three quarters of 2010. These changes in international revenues are more fully described below.

International Royalty and Other Revenues

Revenues from international royalties and other increased $2.7 million, up 15.7% in the third quarter of 2010; and $10.1 million, up 20.4% in the first three quarters of 2010. These increases were primarily due to higher same store sales and an increase in the average number of international stores open during 2010, as well as the positive impact of changes in foreign currency exchange rates of approximately $0.1 million in the third quarter of 2010 and approximately $2.7 million in the first three quarters of 2010. On a constant dollar basis (which excludes the impact of foreign currency exchange rates), same store sales increased 7.0% in the third quarter of 2010; and 5.9% in the first three quarters of 2010. This compared to an increase of 2.7% in the third quarter of 2009; and an increase of 4.5% in the first three quarters of 2009. On a historical dollar basis (which includes the impact of foreign currency exchange rates), same store sales increased 7.5% in the third quarter of 2010; and 11.6% in the first three quarters of 2010. This compared to a decrease of 9.3% in the third quarter of 2009; and a decrease of 12.7% in the first three quarters of 2009. The variance in our same store sales on a constant dollar basis versus a historical dollar basis in 2010 was caused by the weakening of the U.S. dollar. There were 4,264 international stores in operation at the end of the third quarter of 2010, compared to 3,949 at the end of the third quarter of 2009.

International Supply Chain Revenues

Revenues from international supply chain operations increased $3.7 million, up 24.4% in the third quarter of 2010; and $11.7 million, up 26.0% in the first three quarters of 2010. These increases were due primarily to higher volumes and the positive impact of changes in foreign currency exchange rates of approximately $1.0 million in the third quarter of 2010; and approximately $5.6 million in the first three quarters of 2010.

Cost of Sales / Operating Margin

	Third Quarter of 2010		Third Quarter of 2009		First Three Quarters of 2010		First Three Quarters of 2009
Consolidated revenues	$347.4	100.0%	$302.7	100.0%	$1,090.9	100.0%	$941.2	100.0%
Consolidated cost of sales	253.2	72.9%	219.6	72.5%	788.4	72.3%	683.2	72.6%

Consolidated operating margin	$94.2	27.1%	$83.2	27.5%	$302.5	27.7%	$257.9	27.4%

Consolidated cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $11.0 million, up 13.2% in the third quarter of 2010; and $44.6 million, up 17.3% in the first three quarters of 2010. These increases were due primarily to higher franchise royalty revenues as a result of strong global retail sales and higher margins in our domestic supply chain business (as described in more detail below). Additionally, while the operating margin at our Company-owned stores was depressed in the third quarter of 2010 (primarily due to higher insurance expenses), the consolidated operating margin for the first three quarters of 2010 benefited from higher margins in our domestic Company-owned stores (both as described in more detail below). Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin decreased 0.4 percentage points in the third quarter of 2010; and increased 0.3 percentage points in the first three quarters of 2010. The decrease in the third quarter of 2010 was due primarily to lower Company-owned store margins due to higher insurance expenses and higher overall commodity prices, including cheese and meats. The increase in the first three quarters of 2010 was due primarily to lower cost of sales as a percentage of revenues in our domestic supply chain and Company-owned store operations due primarily to increased volumes, as discussed below, offset in part by an increase in overall commodity prices, including cheese and meats.

As indicated above, the consolidated operating margin as a percentage of revenues was negatively impacted by higher commodity costs, including cheese. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2010 average cheese prices had been in effect during 2009, this impact on supply chain margins would have caused the consolidated operating margin to be approximately 27.0% of total revenues for both the third quarter and first three quarters of 2009. This was versus the reported 27.5% and 27.4% in the comparable periods. However, the dollar margin for that same period would have been unaffected.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Third Quarter of 2010		Third Quarter of 2009		First Three Quarters of 2010		First Three Quarters of 2009
Revenues	$77.4	100.0%	$72.7	100.0%	$244.7	100.0%	$230.4	100.0%
Cost of sales	64.9	83.9%	60.2	82.8%	197.1	80.6%	187.5	81.4%

Store operating margin	$12.4	16.1%	$12.5	17.2%	$47.6	19.4%	$42.9	18.6%

The domestic Company-owned store operating margin decreased $0.1 million, down 0.3% in the third quarter of 2010; and increased $4.7 million, up 10.8% in the first three quarters of 2010. The margin decrease in the third quarter of 2010 was due primarily to an increase in overall commodity prices, including cheese and meats and higher insurance expenses, offset in part by higher same store sales as well as lower labor and related expenses. The margin increase in the first three quarters of 2010 was due primarily to higher same store sales and lower labor and related expenses, offset in part by an increase in overall commodity prices, including cheese and meats, and higher insurance expenses. As a percentage of store revenues, the store operating margin decreased 1.1 percentage points in the third quarter of 2010 and increased 0.8 percentage points in the first three quarters of 2010, as discussed in more detail below.

As a percentage of store revenues, food costs increased 3.2 percentage points to 28.0% in the third quarter of 2010; and 2.2 percentage points to 27.4% in the first three quarters of 2010. These increases were due primarily to higher cheese and meat prices, a slight increase in the product costs for our improved pizza and the negative impact of a lower average customer price paid per order during the third quarter and first three quarters of 2010. The cheese block price-per-pound averaged $1.53 in the third quarter of 2010 and $1.46 in the first three quarters of 2010. This compared to $1.19 and $1.21 in the comparable periods in 2009.

As a percentage of store revenues, insurance costs increased 1.9 percentage points to 5.4% in the third quarter of 2010; and 0.4 percentage points to 3.8% in the first three quarters of 2010. These increases were due primarily to adverse development of certain historical non-owned auto liability and workers’ compensation claims.

As a percentage of store revenues, labor and related costs decreased 2.5 percentage points to 30.5% in the third quarter of 2010; and 1.6 percentage points to 30.7% in the first three quarters of 2010. These decreases were due primarily to efficiencies obtained with higher same store sales and lower average labor rates in the third quarter of 2010.

As a percentage of store revenues, occupancy costs (which include rent, telephone, utilities and depreciation), decreased 1.2 percentage points to 11.8% in the third quarter of 2010; and 1.5 percentage points to 10.7% in the first three quarters of 2010. These decreases were due primarily to leveraging these fixed expenses with the higher same store sales.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	Third Quarter of 2010		Third Quarter of 2009		First Three Quarters of 2010		First Three Quarters of 2009
Revenues	$192.5	100.0%	$163.2	100.0%	$610.5	100.0%	$509.2	100.0%
Cost of sales	171.6	89.1%	145.8	89.4%	541.1	88.6%	455.1	89.4%

Supply Chain operating margin	$20.9	10.9%	$17.3	10.6%	$69.3	11.4%	$54.0	10.6%

The domestic supply chain operating margin increased $3.6 million, up 20.9% in the third quarter of 2010; and $15.3 million, up 28.3% in the first three quarters of 2010. These margin increases were due primarily to higher volumes as a result of increases in domestic retail sales.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.3 percentage points in the third quarter of 2010; and 0.8 percentage points in the first three quarters of 2010. These increases were due primarily to higher volumes and changes in product mix, offset in part by higher commodity prices, including cheese and meats, as well as higher fuel costs. Increases in certain food prices have a negative effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on such food items. Had the 2010 cheese prices been in effect during 2009, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.3% for both the third quarter and first three quarters of 2009. This was versus the reported 10.6% in both of the comparable periods.

General and Administrative Expenses

General and administrative expenses increased $3.2 million, up 7.6% in the third quarter of 2010; and $9.9 million, up 7.5% in the first three quarters of 2010. These increases were due primarily to higher variable general and administrative expenses, including higher performance based bonuses, store awards and incentives as a result of our strong operating performance, as well as continued investments in growth initiatives. Additionally, the year-over-year change in general and administrative expenses was positively impacted by the effect of approximately $4.9 million of expenses incurred in the first three quarters of 2009 in connection with the Company’s stock plan changes and negatively impacted by $2.0 million of net proceeds received in the first three quarters of 2009 from an insurance settlement.

Interest Expense

Interest expense decreased $2.6 million to $22.0 million in the third quarter of 2010; and $9.7 million to $67.9 million in the first three quarters of 2010, due primarily to lower debt balances attributable to our debt repurchases.

The Company’s cash borrowing rate was 5.9% in both the third quarter and first three quarters of 2010, which improved from 6.0% in both of the comparable periods in 2009. The Company’s average outstanding debt balance, excluding capital lease obligations, was approximately $1.5 billion in both the third quarter and first three quarters of 2010 versus approximately $1.6 billion in the third quarter of 2009 and $1.7 billion in the first three quarters of 2009.

Other

The Other amounts of $0.9 million in the third quarter of 2010 and $8.6 million in the first three quarters of 2010 represent the gains recognized on the repurchase and retirement of principal of $20.0 million on the Class A-2 Notes in the third quarter of 2010 and $100.4 million on the Class A-2 and Class M-1 Notes in the first three quarters of 2010. This compared to gains recognized on the repurchase and retirement of principal on the Class A-2 Notes of $14.3 million and $48.4 million in the comparable periods in 2009.

Provision for Income Taxes

Provision for income taxes decreased $1.8 million to $10.6 million in the third quarter of 2010; and $3.7 million to $37.3 million in the first three quarters of 2010. The effective tax rate was 39.0% in the third quarter of 2010 and 36.9% in the first three quarters of 2010. This compared to 41.0% and 42.2% in the comparable periods in 2009. The effective tax rate for the first three quarters of 2010 was positively impacted by reserve adjustments related to a state income tax matter. The effective tax rate in the first three quarters of 2009 was negatively impacted by reserve adjustments related to a state income tax matter. Additionally, the Company’s effective tax rates for the third quarter and the first three quarters of 2010 benefited from changes made to our overall tax structure.

Liquidity and Capital Resources

As of September 12, 2010, we had working capital of $26.6 million, excluding restricted cash and cash equivalents of $77.5 million, and including total unrestricted cash and cash equivalents of $39.2 million. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale; and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, and repurchase common stock, reduce our working capital amounts. As of September 12, 2010, the Company had approximately $34.8 million of cash held as collateral for outstanding letters of credit, $29.8 million of cash held for future interest payments, $6.6 million of cash held in interest reserves, $6.0 million of cash held for capitalization of certain subsidiaries and $0.3 million of other restricted cash, for a total of $77.5 million of restricted cash and cash equivalents. In 2010, the Company reclassified $6.2 million from restricted to unrestricted cash and cash equivalents as a result of a lower cash requirement for capitalization of certain subsidiaries, and a lower requirement for cash held for interest reserves, based on the terms of the related agreement.

As of September 12, 2010, we had nearly $1.5 billion of long-term debt, of which $0.8 million was classified as a current liability. Our primary source of liquidity is cash flows from operations. In 2010, the Company borrowed an additional $2.4 million under its variable funding note facility and is now fully drawn on the $60.0 million variable funding notes facility. Our securitized debt requires interest-only payments until April 2012. This interest-only period can be extended for two one-year periods if the Company meets certain requirements in April 2012 and April 2013. Based on our financial results through the first three quarters of 2010, the Company has exceeded the required threshold for extension that will be assessed in April 2012 and April 2013.

During the third quarter of 2010, the Company used a combination of cash on hand and cash flows from operations to fund the repurchase and retirement of $20.0 million in principal amount of its Class A-2 Notes. The total purchase price was approximately $19.2 million, including $0.2 million of accrued interest. During the first three quarters of 2010, the Company used a combination of cash on hand and cash flows from operations to fund the repurchase and retirement of $100.0 million in principal amount of its Class A-2 Notes and approximately $0.4 million of its Class M-1 notes for a combined purchase price of approximately $92.2 million, including $0.4 million of accrued interest.

During the first two quarters of 2010, the Company experienced a significant growth in same store sales versus the prior-year quarter as positive customer traffic continued in our stores. This positive trend continued during the third quarter of 2010 as we experienced strong domestic same store sales and higher volumes in our supply chain business, resulting from the continued success of our improved pizza and our focus on operational excellence. Additionally, our international business continued to perform well, with positive same store sales and store growth. All of these factors have contributed to the Company’s continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents and ongoing cash flows from operations to fund working capital requirements, invest in our core business and reduce our long-term debt. We have historically funded our working capital requirements, capital expenditures, debt repayments and share repurchases primarily from our cash flows from operations and, when necessary, our available borrowings under the variable funding notes. Management believes its current unrestricted cash and cash equivalents balance, and its expected ongoing cash flows from operations are sufficient to fund operations for the foreseeable future. We did not have any material commitments for capital expenditures as of September 12, 2010.

Cash provided by operating activities was $82.3 million in the first three quarters of 2010 and $54.8 million in the first three quarters of 2009. The $27.5 million increase was due primarily to a $27.4 million increase in net income, after excluding non-cash adjustments versus the prior-year period, resulting primarily from our improved operating performance.

Cash used in investing activities was $2.0 million in the first three quarters of 2010 and $19.4 million in the first three quarters of 2009. The $17.4 million net change was due primarily to a $22.1 million change in restricted cash and cash equivalents resulting from the timing of interest and other payments relating to our financing, offset in part by a $2.8 million increase in capital expenditures related to investments in technology initiatives.

Cash used in financing activities was $83.5 million in the first three quarters of 2010 and $31.7 million in the first three quarters of 2009. The $51.8 million increase was due primarily to a $56.5 million decrease in the proceeds from issuance of long-term debt.

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

New Accounting Pronouncements

The Company considered relevant recently-issued accounting pronouncements during the third quarter and first three quarters of 2010, as discussed in Footnote 8 of the Notes to Condensed Consolidated Financial Statements, included in this Form 10-Q.

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our intentions with respect to the extensions of the interest-only period on our fixed rate notes, our operating performance, the anticipated success of our reformulated pizza product, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by us, such as our reformulated pizza, and other food-industry competitors; the ongoing level of profitability of our franchisees; the ability of us and our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. Except as required by applicable securities law, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. Management actively monitors this exposure when present. As of September 12, 2010, we had $60.0 million of outstanding variable funding note borrowings. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until April 2012. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

Management, with the participation of the Company’s President and Chief Executive Officer, J. Patrick Doyle, and Executive Vice President and Chief Financial Officer, Michael T. Lawton, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Mr. Doyle and Mr. Lawton concluded that the Company’s disclosure controls and procedures were effective.

During the quarterly period ended September 12, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended January 3, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

On October 14, 2010, the Company’s Board of Directors approved the Amended and Restated By-Laws of Domino’s Pizza, Inc., effective immediately. The principle amendments are in Article 2.11 and 2.12, are summarized as follows:

Article 2.11 was amended to expand the disclosure required by stockholders in nominating a director to disclose (i) all direct and indirect compensation and other material agreements or understandings during the past three years between the shareholder or certain persons associated with the shareholder and the nominee, or certain persons associated with the nominee, (ii) any arrangements or agreements entered into by the shareholder, or certain persons associated with the shareholder to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of the shareholder, or certain persons associated with the shareholder, with respect to shares of the Company (including derivative or short positions, profit interests, options, hedging transactions and borrowed or loaned shares). This Article was also amended to allow for director nominations at special meetings of the stockholders only if the Board of Directors determines that any directors will be elected at such special meeting.

Article 2.12 was amended to confirm that the advance notice provisions applicable to shareholders seeking to bring a matter before an annual meeting are not to be construed to limit the application of the advance notice requirements only to shareholder proposals submitted under Rule 14a-8 of the Exchange Act. In addition, the amendments expand the disclosure shareholders must provide when proposing to bring a matter before an annual meeting, to include, among other things, any arrangements or agreements entered into by the shareholder, or certain persons associated with the shareholder, to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of the shareholder, or certain persons associated with the shareholder, with respect to shares of the Company (including derivative or short positions, profit interests, options, hedging transactions and borrowed or loaned shares).

The amendments include other minor revisions in Article 2 and the preceding summary is qualified in its entirety by reference to the full text of the By-Laws, as amended and restated, a copy of which is attached hereto as Exhibit 3.1 and incorporated herein by reference.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated By-Laws of Domino’s Pizza, Inc.

31.1	Certification by J. Patrick Doyle pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Michael T. Lawton pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by J. Patrick Doyle pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Michael T. Lawton pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC. (Registrant)

Date October 19, 2010	/s/ Michael T. Lawton
Michael T. Lawton Chief Financial Officer