Form 10-K
period 2011-01-02
DOMINOS PIZZA INC
filed 2011-03-01
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [    ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of Domino’s Pizza, Inc. as of June 20, 2010 computed by reference to the closing price of Domino’s Pizza, Inc.’s Common Stock on the New York Stock Exchange on such date was $636,272,287.

As of February 21, 2011, Domino’s Pizza, Inc. had 59,971,028 shares of Common Stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on May 3, 2011 are incorporated by reference into Part III.

Part I

Item 1. Business.

Overview

Domino’s Pizza, Inc. (referred to as the “Company,” “Domino’s” or in the first person notations of “we,” “us” and “our”) is the number one pizza delivery company in the United States, based on reported consumer spending, and the second largest pizza company in the world, based on number of units. On average, over one million pizzas are sold each day throughout the Domino’s system, with deliveries covering approximately ten million miles per week. We pioneered the pizza delivery business and have built the Domino’s Pizza® brand into one of the most widely-recognized consumer brands in the world. Together with our domestic franchisees, we have supported the Domino’s Pizza® brand with an estimated $1.4 billion in advertising spending in the United States over the past five years. Additionally, we estimate that our international franchisees commit significant dollars in advertising efforts in their markets. We operate through a network of 9,351 Company-owned and franchise stores, located in all 50 states and in more than 65 international markets. In addition, we operate 16 regional dough manufacturing and supply chain centers, one equipment and supply facility, one thin crust manufacturing center and one vegetable processing supply chain center in the contiguous United States, and six dough manufacturing and supply chain centers outside the contiguous United States. The foundation of our system-wide success and leading market position is our strong relationships with our franchisees, comprised of over 2,000 owner-operators throughout the world dedicated to the success of the Domino’s Pizza® brand.

We celebrated our 50th anniversary in 2010; and over our 50-year history, we have developed a simple business model focused on our core strength of delivering quality pizza and other complementary items in a timely manner. This business model includes a delivery-oriented store design with low capital requirements, a focused menu of pizza and other complementary items, committed owner-operator franchisees and a vertically-integrated supply chain system. Our earnings are driven largely by retail sales at our franchise stores, which generate royalty payments and supply chain revenues to us. We also generate earnings through retail sales at our Company-owned stores. Internationally, similar dynamics apply. However, certain geographies are granted to a qualified master franchisee, and this master franchisee can utilize three potential income streams: running corporate stores, sub-franchising and running supply chain centers.

We operate our business in three segments: domestic stores, domestic supply chain and international.

• Domestic stores. The domestic stores segment, which is comprised of 4,475 franchise stores and 454 Company-owned stores, generated revenues of $519.0 million and income from operations of $141.3 million during our fiscal year ended January 2, 2011, which we refer to herein as 2010.

• Domestic supply chain. Our domestic supply chain segment, which manufactures our dough and thin crust products, processes vegetables and distributes food, equipment and supplies to all of our Company-owned stores and over 99% of our domestic franchise stores, generated revenues of $875.5 million and income from operations of $69.6 million during 2010.

• International. Our international segment oversees 4,422 franchise stores outside the contiguous United States. It also manufactures dough and distributes food and supplies in a limited number of these markets. During 2010, our international segment generated revenues of $176.4 million, of which approximately 52% related to franchise royalties and fees, and generated income from operations of $79.1 million, of which approximately 90% related to franchise royalties and fees.

On a consolidated basis, we generated revenues of more than $1.5 billion and income from operations (after deducting $62.3 million of unallocated corporate and other expenses) of $227.7 million in 2010. Net income was $87.9 million in 2010. In each of the past three years, we have been able to increase our net income, grow our global retail sales and in those three years have added more than 700 net stores worldwide. We are able to grow our business with capital expenditures that generally range between $20.0 million to $30.0 million on an annualized basis, as a significant portion of our earnings are derived from retail sales by our franchisees.

Our history

We have been delivering quality, affordable pizza to our customers since 1960 when brothers Thomas and James Monaghan borrowed $900 and purchased a small pizza store in Ypsilanti, Michigan. Since that time, our store count and geographic reach have grown substantially. We opened our first franchise store in 1967 and our first international store in 1983. During 2010, we opened our 9,000th store worldwide and as of January 2, 2011, we had 9,351 stores worldwide in the U.S. and more than 65 international markets. We celebrated the Company’s 50th anniversary on December 9, 2010.

In 1998, an investor group led by investment funds associated with Bain Capital, LLC completed a recapitalization through which the investor group acquired a 93% controlling economic interest in our Company from Thomas Monaghan and his family. In 2004, Domino’s Pizza, Inc. completed its initial public offering (the “IPO”) and now trades on the New York Stock Exchange under the ticker symbol “DPZ.” During 2010, Bain Capital, LLC divested substantially all of their holdings in the Company.

During 2007, the Company completed a recapitalization transaction (the “2007 Recapitalization”), consisting of, among other things, (i) the issuance of $1.7 billion of borrowings of fixed rate notes, (ii) the purchase and retirement of all outstanding senior subordinated notes, (iii) the repayment of all outstanding borrowings under its senior credit facility, and (iv) the payment of a special cash dividend to shareholders and related anti-dilution payments and adjustments to certain stock option holders.

In January 2010, David A. Brandon announced his plan to resign from his position as Chief Executive Officer, effective March 7, 2010. Concurrently, it was announced that J. Patrick Doyle would succeed Mr. Brandon as President and Chief Executive Officer, and, in February 2010, Mr. Doyle was appointed to the Board of Directors. Mr. Brandon was retained by the Company as a special advisor for the balance of 2010 and remains Chairman of the Company’s Board of Directors.

Industry overview

In this document, we rely on and refer to information regarding the U.S. quick service restaurant, or QSR, sector, the U.S. QSR pizza category and its components and competitors (including us) from the CREST® report prepared by The NPD Group, as well as market research reports, analyst reports and other publicly-available information. Although we believe this information to be reliable, we have not independently verified it. Domestic sales information relating to the QSR sector, U.S. QSR pizza category and U.S. pizza delivery and carry-out represent reported consumer spending obtained by The NPD Group’s CREST® report from consumer surveys. This information relates to both our Company-owned and franchise stores. Unless otherwise indicated, all U.S. industry data included in this document is based on reported consumer spending obtained by The NPD Group’s CREST® report from consumer surveys.

The U.S. QSR pizza category is large and fragmented. With sales of $34.1 billion in the twelve months ended November 2010, it is the second largest category within the $232.9 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carry-out.

We operate primarily within the U.S. pizza delivery component. Its $10.5 billion of sales accounted for approximately 31% of total U.S. QSR pizza category sales in the twelve months ended November 2010. We and our top two competitors account for approximately 46% of U.S. pizza delivery, based on reported consumer spending, with the remaining 54% attributable to regional chains and individual establishments.

We also compete in the growing carry-out component, which, together with pizza delivery, comprise the largest components of the U.S. QSR pizza category. U.S. carry-out pizza had $14.5 billion of sales in the twelve months ended November 2010 and while our primary focus is on pizza delivery, we are also favorably positioned to compete in carry-out given our strong brand, convenient store locations and quality, affordable menu offerings.

In contrast to the United States, international pizza delivery is relatively underdeveloped, with only Domino’s and one other competitor having a significant global presence. We believe that demand for international pizza and pizza delivery is large and growing, driven by international consumers’ increasing emphasis on convenience, and the proven success of our 27 years of conducting business abroad.

Our competitive strengths

We believe that our competitive strengths include the following:

• Strong and proven growth and earnings model. Over our 50-year history, we have developed a focused growth and earnings model. This model is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and generate demand for new stores. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty payments and supply chain revenues, with minimal associated capital expenditures by us.

• Strong store-level economics. We have developed a cost-efficient store model, characterized by a delivery and carry-out oriented store design, with low capital requirements and a focused menu of quality, affordable pizza and other complementary items. At the store level, we believe that the simplicity and efficiency of our operations give us significant advantages over our competitors, who, in many cases, also focus on dine-in. Our domestic stores, and the majority of our international stores, do not offer extensive dine-in areas and thus do not require expensive restaurant facilities and staffing. In addition, our focused menu simplifies and streamlines our production and delivery processes and maximizes economies of scale on purchases of our principal ingredients. As a result of our focused business model and menu, our stores are small (averaging approximately 1,000 to 1,300 square feet) and relatively inexpensive to build, furnish and maintain as compared to many other QSR franchise opportunities. The combination of this efficient store model and strong store sales volume has resulted in strong store-level financial returns and makes Domino’s Pizza an attractive business opportunity for existing and prospective franchisees. This was also highlighted by Forbes, a leading source of business, news and financial information, in its list of “The Top Franchises for the Money” for 2010, where Domino’s Pizza was ranked #1 in the United States.

• Strong and well-diversified franchise system. We have developed a large, global, diversified and committed franchise network that is a critical component of our system-wide success and our leading position in pizza delivery. As of January 2, 2011, our franchise store network consisted of 8,897 stores, 50% of which were located in the contiguous United States. In the United States, seven franchisees operate more than 50 stores, including our largest domestic franchisee who operates 144 stores. Our domestic franchisees own and operate an average of four stores. We generally require our domestic franchisees to forego active, outside business endeavors, aligning their interests with ours and making the success of each Domino’s Pizza store of critical importance to our franchisees.

In addition, we generally share 50% of the pre-tax profits generated by our regional dough manufacturing and supply chain centers with those domestic franchisees who agree to purchase all of their food from our supply chain system. During 2010, we issued a record level of profit sharing payments to our franchisees in connection with this program. These arrangements strengthen our ties with our franchisees by enhancing their profitability, while providing us with a continuing source of revenues and earnings. This arrangement also provides incentives for franchisees to work closely with us to reduce costs. We believe our strong, mutually-beneficial franchisee relationships are evidenced by the over 99% voluntary participation in our domestic supply chain system, our over 99% domestic franchise contract renewal rate and our over 99% collection rate on domestic franchise royalty and domestic supply chain receivables.

Internationally, we have been able to grow our franchise network by attracting franchisees with business experience and local market knowledge. We generally employ our master franchise model, which provides our international franchisees with exclusive rights to operate stores and sub-franchise our well-recognized Domino’s Pizza® brand name in specific, agreed-upon market areas, as well as operate their own supply chain systems. From year-end 2005 through 2010, we grew our international franchise network 48%, from 2,987 stores to 4,422 stores. Our largest master franchisee operates 815 stores in five markets, which accounts for approximately 18% of our total international store count. During 2010, we had 350 net international store openings, including stores in Bulgaria, Germany, Romania, Ukraine and Vietnam, which were new market openings for Domino’s Pizza.

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

• #1 pizza delivery company in the United States with a leading international presence. We are the number one pizza delivery company in the United States with a 19.8% share based on reported consumer spending. With 4,929 stores located in the contiguous United States, our domestic store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and advertising investment across our store base. We also believe that our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery.

Outside the United States, we have significant market share positions in the key markets in which we compete, including the United Kingdom, Mexico, Australia, India, South Korea, Canada, Japan, France, Turkey and Taiwan. Our top ten international markets, based on store count, accounted for approximately 79% of our international retail sales in 2010. We believe we have a strong presence in each of these markets.

• Strong brand awareness. We believe our Domino’s Pizza® brand is one of the most widely-recognized consumer brands in the world. We believe consumers associate our brand with the timely delivery of quality, affordable pizza and other complementary items. Over the past five years, our domestic franchise and Company-owned stores have invested an estimated $1.4 billion on national, local and co-operative advertising in the United States. Additionally, we estimate that our international franchisees commit significant dollars in advertising efforts in their markets. Our Domino’s Pizza® brand is routinely named a MegaBrand by Advertising Age. We continue to reinforce our brand with extensive advertising through television, radio, print and web-based promotions. We have also enhanced the strength of our brand through marketing affiliations with brands such as Coca-Cola®.

We believe that our brand is particularly strong among pizza consumers for whom a meal is a fairly spontaneous event. In these situations, we believe that service and product quality are the consumers’ priorities. We believe that well established demographic and lifestyle trends will drive continuing emphasis on convenience and will, therefore, continue to play into our brand’s strength.

• Internal dough manufacturing and supply chain system. In addition to generating significant revenues and earnings, primarily in the United States, we believe that our vertically integrated dough manufacturing and supply chain system enhances the quality and consistency of our products, enhances our relationships with franchisees, leverages economies of scale to offer lower costs to our stores and allows our store managers to better focus on store operations and customer service by relieving them of the responsibility of mixing dough in the stores and sourcing other ingredients.

In 2010, we made approximately 515,000 full-service food deliveries to our domestic stores, or approximately two deliveries per store, per week, with an on-time delivery performance rate of approximately 95%. All of our Company-owned and over 99% of our domestic franchise stores purchase all of their food and supplies from us. This is accomplished through our network of 16 regional dough manufacturing and supply chain centers, each of which is generally located within a one-day delivery radius of the stores it serves, and a leased fleet of over 400 tractors and trailers. Additionally, we supply our domestic and international franchisees with equipment and supplies through our equipment and supply center, which we operate as part of our domestic supply chain segment, sells and delivers a full range of products, including ovens and uniforms. We also supply certain of our domestic stores with ingredients that are processed at our vegetable processing supply chain center and thin crust product that is manufactured at our thin crust manufacturing center, both of which we operate as part of our domestic supply chain segment.

Because we source the food for substantially all of our domestic stores, our domestic supply chain segment enables us to leverage and monitor our strong supplier relationships to achieve the cost benefits of scale and to ensure compliance with our rigorous quality standards. In addition, the “one-stop shop” nature of this system, combined with our delivery accuracy, allows our store managers to eliminate a significant component of the typical “back-of-store” activity that many of our competitors’ store managers must undertake. Additionally, we operate six supply chain centers that service certain of our international franchise markets.

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

• Grow our leading position in an attractive industry. U.S. pizza delivery and carry-out are the largest components of the U.S. QSR pizza category. They are also highly fragmented. Pizza delivery, through which a majority of our retail sales are generated, had sales of $10.5 billion in the twelve months ended November 2010. As the leader in U.S. pizza delivery, we believe that our convenient store locations, simple operating model, widely-recognized brand and efficient supply chain system are competitive advantages that position us to capitalize on future growth.

The carry-out component had $14.5 billion of sales in the twelve months ended November 2010. While our primary focus is on pizza delivery, we are also favorably positioned as a leader in the growing carry-out component given our strong brand, convenient store locations and quality, affordable menu offerings.

• Leverage our strong brand awareness. We believe that the strength of our Domino’s Pizza® brand makes us one of the first choices of consumers seeking a convenient, quality and affordable meal. We intend to continue to promote our brand name and enhance our reputation as the leader in pizza delivery. In 2009, in connection with the launch of our improved pizza recipe, we launched the campaign, “Oh Yes We Did.” The launch of this product and this campaign received significant attention in the news media, social networking internet sites and other media outlets and we experienced positive same store sales growth in our domestic stores. We also created a new website, www.pizzaturnaround.com to further communicate this message to our consumers, highlight the improvements to our core pizza recipe and receive consumer feedback on the improved pizza recipe.

In 2008, each of our domestic stores contributed 4% of their retail sales to our advertising fund for national advertising in addition to contributions for market-level advertising. In 2009, our domestic stores within active co-operatives elected to allocate an additional 1% of their advertising contributions to support national advertising initiatives, which resulted in each of our domestic stores contributing 5% of their retail sales for national advertising in 2009. Also in 2009, domestic franchisees amended their master franchise agreements to require a contribution of 5.5% of their retail sales to fund national marketing and advertising campaigns and to eliminate the required market-level contributions. Management currently anticipates this 5.5% contribution rate, which began in 2010, will remain in place for the foreseeable future.

We intend to leverage our strong brand by continuing to introduce innovative, consumer-tested and profitable new product varieties (such as Oven Baked Sandwiches, Domino’s American Legends® pizzas and BreadBowl Pasta™), complementary side items (such as cheesy bread, boneless chicken and wings, Cinna Stix® and Chocolate Lava Crunch Cakes) and value promotions as well as through marketing affiliations with brands such as Coca-Cola®. Additionally, we may from time-to-time partner with other organizations in an effort to promote the Domino’s Pizza® brand. We believe these opportunities, when coupled with our scale and share leadership, will allow us to grow our position in U.S. pizza delivery.

• Expand global store base. We plan to expand our base of domestic stores to take advantage of the attractive growth opportunities in U.S. pizza delivery. We believe that our scale will allow us to expand our store base with limited marketing, distribution and other incremental infrastructure costs. Additionally, our franchise-oriented business model will allow us to expand our store base with limited capital expenditures and working capital requirements. While we plan to expand our traditional domestic store base primarily through opening new franchise stores, we will also continually evaluate our mix of Company-owned and franchise stores, strategically acquire franchise stores and refranchise Company-owned stores.

We believe that pizza has global appeal and that there is strong and growing international demand for delivered pizza. We have successfully built a broad international platform, primarily through our master franchise model, as evidenced by our 4,422 international stores in more than 65 international markets. We believe that we continue to have significant long-term growth opportunities in international markets where we have established a leading presence. In our top ten international markets, we believe that our current store base is approximately half of the total long-term potential store base in those markets. Generally, we believe we will achieve long-term growth internationally as a result of the favorable store-level economics of our business model, the growing international demand for pizza and delivered pizza and the strong global recognition of the Domino’s Pizza® brand. Our international stores have produced positive quarterly same store sales growth for 68 consecutive quarters. Additionally, during 2010, we had 350 net international store openings, including stores in Bulgaria, Germany, Romania, Ukraine and Vietnam, which were new market openings for Domino’s Pizza.

Store operations

We believe that our focused and proven store model provides a significant competitive advantage relative to many of our competitors who focus on multiple components of the pizza category, particularly dine-in. We have been focused primarily on pizza delivery for 50 years. Because our domestic stores and most of our international stores do not offer extensive dine-in areas, they typically do not require expensive real estate, are relatively small and are relatively inexpensive to build and equip. Our stores also benefit from lower maintenance costs, as store assets have long lives and updates are not frequently required. Our simple and efficient operational processes, which we have refined through continuous improvement, include:

• strategic store locations to facilitate delivery service;

• production-oriented store designs;

• product and process innovations;

• a focused menu;

• efficient order taking, production and delivery;

• Domino’s PULSE™ point-of-sale system; and

• a comprehensive store operations evaluation program.

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

Production-oriented store designs

Our typical store is relatively small, occupying approximately 1,000 to 1,300 square feet and is designed with a focus on efficient and timely production of consistently high quality pizza for delivery. The store layout has been refined over time to provide an efficient flow from order-taking to delivery. Our stores are primarily production facilities and accordingly, do not typically have an extensive dine-in area.

Product and process innovations

Our 50 years of experience and innovative culture have resulted in numerous new product and process developments that increase both quality and efficiency. These include our efficient, vertically-integrated supply chain system, a sturdier corrugated pizza box and a mesh screen that helped cook pizza crust more evenly. The Domino’s HeatWave® hot bag keeps our pizzas hot during delivery. We also continue to introduce new products such as Domino’s Oven Baked Sandwiches, launched in 2008, along with additional products launched in 2009, including Domino’s American Legends® pizzas and Domino’s BreadBowl Pasta™. Additionally, we have added a number of complementary side items to our menu such as boneless chicken and wings, bread sticks, cheesy bread, Cinna Stix® and Chocolate Lava Crunch Cakes, which were introduced in 2009. In the fourth quarter of 2009, we introduced our improved pizza recipe, which was a change to our core pizza recipe.

Focused menu

We maintain a focused menu that is designed to present an attractive, quality offering to customers, while minimizing order errors, and expediting the order taking and food preparation processes. Our basic menu has three choices for pizza products: pizza type, pizza size and pizza toppings. Most of our stores carry two or three sizes of Traditional Hand-Tossed, Pan, Brooklyn Style and Crunchy Thin Crust pizza. Our typical store also offers Domino’s American Legends® pizzas, Domino’s Oven Baked Sandwiches, Domino’s Bread Bowl Pasta™, boneless chicken and wings, bread sticks, cheesy bread, Cinna Stix®, Chocolate Lava Crunch Cakes and Coca-Cola® soft drink products. We also occasionally offer other products on a promotional or a regional basis, such as salads. We believe that our focused menu creates a strong identity among consumers, improves operating efficiency and maintains food quality and consistency.

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

Domino’s PULSE™ point-of-sale system

Our computerized management information systems are designed to improve operating efficiencies, provide corporate management with timely access to financial and marketing data and reduce store and corporate administrative time and expense. We have installed Domino’s PULSE™, our proprietary point-of-sale system, in every Company-owned store in the United States and in substantially all of our domestic franchise stores. Domino’s PULSE™ features include:

• touch screen ordering, which ensures accuracy and facilitates more efficient order taking;

• a delivery driver routing system, which ensures delivery efficiency;

• administrative and reporting capabilities, which enable store managers to better focus on store operations and customer satisfaction;   and

• state-of-the-art online ordering capability, including Pizza Tracker and Pizza Builder.

Management also believes that utilizing Domino’s PULSE™ throughout our domestic system, and a growing portion of our global system, provides us with competitive advantages over other point-of-sales systems, including:

• consistent execution and communication of operational best practices in our stores;

• real-time dissemination of data with field management, which enables efficient and informed decision making;

• data collection capability, which provides senior management insight into store operations;

• innovation sharing throughout the system, which allows all users to be more efficient and profitable; and

• electronic dissemination of materials and information to our stores, which reduces training and operating costs.

Since the rollout of Domino’s PULSE™ to our domestic stores, our online ordering transactions have grown. Currently, on average, nearly 25% of our domestic stores’ sales originate online. In 2010, we made the strategic decision to develop our own online ordering platform and manage this important and growing area of our business internally. Recent industry data indicates that we have the largest share of online sales in the U.S. QSR pizza category. Additionally, we estimate that the Domino’s Pizza system is one of the largest on-line retailers in the U.S. in terms of the number of transactions. We intend to continue to enhance and grow our online ordering capabilities.

We require our domestic franchisees to install and maintain Domino’s PULSE™. Additionally, Domino’s PULSE™ has been installed in nearly 1,600 international franchise stores.

Comprehensive store operations evaluation program

We utilize a comprehensive evaluation program to ensure that our stores are meeting both our stringent standards as well as the expectations of our customers. The program focuses primarily on the quality of the pizza the store is producing, the customer service the store is providing and the condition of the store as viewed by the customer. We believe that this program is an integral part of our strategy to maintain high standards in our stores.

Segment overview

We operate in three business segments:

• Domestic stores. Our domestic stores segment consists of our domestic franchise operations, which oversees a network of 4,475 franchise stores located in the contiguous United States, and our domestic Company-owned store operations, which operates a network of 454 Company-owned stores located in the contiguous United States;

• Domestic supply chain. Our domestic supply chain segment operates 16 regional dough manufacturing and food supply chain centers, one thin crust manufacturing center, one supply chain center providing equipment and supplies to certain of our domestic and international stores and one vegetable processing supply chain center; and

• International. Our international segment oversees our network of 4,422 international franchise stores in more than 65 international markets. Our international segment also distributes food to a limited number of markets from six dough manufacturing and supply chain centers in Canada (four), Alaska and Hawaii.

Domestic stores

During 2010, our domestic stores segment accounted for $519.0 million, or 33% of our consolidated revenues. Our domestic franchises are operated by entrepreneurs who own and operate an average of four stores. Seven of our domestic franchisees operate more than 50 stores, including our largest domestic franchisee who operates 144 stores. Our principal sources of revenues from domestic store operations are Company-owned store sales and royalty payments based on retail sales by our franchisees. Our domestic network of Company-owned stores also plays an important strategic role in our predominantly franchised operating structure. In addition to generating revenues and earnings, we use our domestic Company-owned stores as test sites for new products and promotions as well as store operational improvements and as forums for training new store managers and prospective franchisees. We also believe that our domestic Company-owned stores add to the economies of scale available for advertising, marketing and other costs that are primarily borne by our franchisees. While we continue to be primarily a franchised business, we continually evaluate our mix of domestic Company-owned and franchise stores in an effort to optimize our long-term profitability.

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

Domestic supply chain

During 2010, our domestic supply chain segment accounted for $875.5 million, or 56% of our consolidated revenues. Our domestic supply chain segment is comprised primarily of 16 regional dough manufacturing and supply chain centers that manufacture fresh dough on a daily basis and purchase, receive, store and deliver quality pizza-related food products and other complementary items to all of our Company-owned stores and over 99% of our domestic franchise stores. Each regional dough manufacturing and supply chain center serves approximately 300 stores, generally located within a one-day delivery radius. We regularly supply nearly 5,000 stores with various supplies and ingredients, of which, nine product groups account for over 90% of the volume. Our domestic supply chain segment made approximately 515,000 full-service deliveries in 2010 or approximately two deliveries per store, per week; and we produced over 310 million pounds of dough during 2010.

We believe that our franchisees voluntarily choose to obtain food, supplies and equipment from us because we provide the most efficient, convenient and cost-effective alternative, while also providing both quality and consistency. In addition, our domestic supply chain segment offers a profit-sharing arrangement to stores that purchase all of their food from our domestic dough manufacturing and supply chain centers. This profit-sharing arrangement generally provides domestic Company-owned stores and participating franchisees with 50% of their regional supply chain center’s pre-tax profits. Profits are shared with the franchisees based upon each franchisee’s purchases from our supply chain centers. During 2010, we issued a record level of profit sharing payments to our franchisees in connection with this program. We believe these arrangements strengthen our ties with these franchisees.

The information systems used by our domestic dough manufacturing and supply chain centers are an integral part of the quality service we provide our stores. We use routing strategies and software to optimize our daily delivery schedules, which maximizes on-time deliveries. Through our strategic dough manufacturing and supply chain center locations and proven routing systems, we achieved an on-time delivery performance rate of nearly 95% during 2010. Our supply chain center drivers unload food and supplies and stock store shelves typically during non-peak store hours, which minimize disruptions in store operations.

International

During 2010, our international segment accounted for $176.4 million, or 11% of our consolidated revenues. At January 2, 2011, we had 4,422 international franchise stores, including 616 stores in the United Kingdom, 590 stores in Mexico, 426 stores in Australia, 364 stores in India, 345 stores in South Korea, 341 stores in Canada and over 100 stores in each of Japan, France, Turkey, Taiwan and the Netherlands. The principal sources of revenues from our international operations are royalty payments generated by retail sales from franchise stores and sales of food and supplies to franchisees in certain markets.

We have grown by more than 1,400 international stores over the past five years. During 2010, we had 350 net international store openings, including stores in Bulgaria, Germany, Romania, Ukraine and Vietnam, which were new market openings for Domino’s Pizza. Our international franchisees adapt our standard operating model, within certain parameters, to satisfy the local eating habits and consumer preferences of various regions outside the United States. Currently, most of our international stores are operated under master franchise agreements, and we plan to continue entering into master franchise agreements with qualified franchisees to expand our international operations in selected countries. We believe that our international franchise stores appeal to potential franchisees because of our well-recognized brand name, the limited capital expenditures required to open and operate our stores and our system’s favorable store economics. The following table shows our store count as of January 2, 2011 in our top ten international markets, which account for 76% of our international stores.

Market	Number of stores
United Kingdom	616
Mexico	590
Australia	426
India	364
South Korea	345
Canada	341
Japan	182
France	180
Turkey	162
Taiwan	137

Our domestic franchise program

As of January 2, 2011, our 4,475 domestic franchise stores were owned and operated by our 1,117 domestic franchisees. The success of our franchise formula, which enables franchisees to benefit from our brand name with a relatively low initial capital investment, has attracted a large number of motivated entrepreneurs as franchisees. As of January 2, 2011, the average domestic franchisee owned and operated four stores and had been in our franchise system for over thirteen years. At the same time, seven of our domestic franchisees operated more than 50 stores, including our largest domestic franchisee who operates 144 stores.

Franchisees

We apply rigorous standards to prospective franchisees. We generally require prospective domestic franchisees to manage a store for at least one year before being granted a franchise. This enables us to observe the operational and financial performance of a potential franchisee prior to entering into a long-term contract. We also generally restrict the ability of domestic franchisees to be involved in other businesses, which focuses our franchisees’ attention on operating their stores. As a result, the vast majority of our domestic franchisees have historically come from within the Domino’s Pizza system. We believe these standards are largely unique to the franchise industry and result in qualified and focused franchisees operating their stores.

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

Franchise store development

We provide domestic franchisees with assistance in selecting store sites and conforming the space to the physical specifications required for a Domino’s Pizza store. Each domestic franchisee selects the location and design for each store, subject to our approval, based on accessibility and visibility of the site and demographic factors, including population density and anticipated traffic levels. We also sell fixtures and equipment to most of our franchise stores.

Our international franchise program

Franchisees

The vast majority of our markets outside of the contiguous United States are operated by master franchisees with franchise and distribution rights for entire regions or countries; in a few select regions or countries, we franchise directly to individual store operators. Prospective master franchisees are required to possess or have access to local market knowledge required to establish and develop Domino’s Pizza stores. The local market knowledge focuses on the ability to identify and access targeted real estate sites along with expertise in local customs, culture, consumer behavior and laws. We also seek candidates that have access to sufficient capital to meet their growth and development plans.

Master franchise agreements

Our master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores and the right to operate supply chain centers in a particular geographic area for a term of 10 to 20 years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time franchise fee as well as an additional franchise fee upon the opening of each new store. In addition, the master franchisee is required to pay a continuing royalty fee as a percentage of retail sales, which varies among international markets, and averaged approximately 3.0% in 2010.

Franchise training and support

Training store managers and employees is a critical component of our success. We require all domestic franchisees to complete initial and ongoing training programs provided by us. In addition, under the standard domestic franchise agreement, domestic franchisees are required to implement training programs for their store employees. We assist our domestic and international franchisees by making training materials available to them for their use in training store managers and employees, including computer-based training materials, comprehensive operations manuals and franchise development classes. During 2009, significantly all of our domestic franchisees attended our “High-Performance Franchisee Training”, a comprehensive program to train and re-certify our franchisees. We also maintain communications with our franchisees online through various newsletters, electronic communications and through face-to-face meetings.

Franchise operations

We enforce stringent standards over franchise operations to protect the Domino’s Pizza® brand. All franchisees are required to operate their stores in compliance with written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs. Each franchisee has discretion to determine the prices to be charged to customers. We also provide ongoing support to our franchisees, including training, marketing assistance and consultation to franchisees who experience financial or operational difficulties. We have established several advisory boards, through which franchisees contribute to developing system-wide initiatives.

Marketing operations

In our recent history, depending on the fiscal year, our domestic stores have contributed 4% or 5% of their retail sales to fund national marketing and advertising campaigns, with additional required contributions to market-level programs. During 2009, all domestic franchisees amended their master franchise agreements to require a contribution of 5.5% of their retail sales to fund national marketing and advertising campaigns and to eliminate the required market-level contributions. Management currently anticipates this 5.5% contribution rate, which began in 2010, will remain in place for the foreseeable future. In those markets where we have co-operative advertising programs, our domestic stores are still able to contribute to market-level media campaigns at their discretion. These national and market-level funds are administered by Domino’s National Advertising Fund Inc., or DNAF, our not-for-profit advertising subsidiary. The funds remitted to DNAF are used primarily to purchase media for advertising, but also support market research, field communications, public relations, commercial production, talent payments and other activities supporting the Domino’s Pizza® brand. DNAF also provides cost-effective print materials to our domestic stores for use in local marketing that reinforce our national branding strategy. In addition to the national and market-level advertising contributions, domestic stores spend additional amounts on local store marketing, including targeted database mailings, saturation print mailings and community involvement through school and civic organizations. Additionally, we may from time-to-time partner with other organizations in an effort to promote the Domino’s Pizza® brand.

By communicating a common brand message at the national, local market and store levels, we create and reinforce a powerful, consistent marketing message to consumers. This is evidenced by our current marketing campaign with the slogan “Oh Yes We Did.” Since introducing our improved pizza recipe and this new marketing campaign in the fourth quarter of 2009, we have received significant attention in the news media, social networking internet sites and other media outlets, and have experienced positive same store sales growth in our domestic stores. Additionally in June 2010, Pizza Today, the leading publication of the pizza industry, named Domino’s its “Chain of the Year” – making the Company a two-time winner of the honor, which it previously received in 2003. Over the past five years, we estimate that domestic stores have invested approximately $1.4 billion on national, local and co-operative advertising in the United States.

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

We currently purchase our pizza cheese from a single supplier. Under the arrangement with this supplier, the supplier agreed to provide an uninterrupted supply of cheese and the Company agreed to a five-year pricing period during which it agreed to purchase all of its primary pizza cheese for the Company’s domestic stores from this supplier or, alternatively, pay to the supplier an amount reflecting any benefit previously received by the Company under the new pricing terms. The pricing schedule is directly correlated to the Chicago Mercantile Exchange (CME) block cheddar price. The majority of our meat toppings come from a single supplier under a contract that began in November 2010 and expires in October 2013. We have the right to terminate these arrangements for quality failures and for uncured breaches.

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

Competition

U.S. and international pizza delivery and carry-out are highly competitive. Domestically, we compete against regional and local companies as well as national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza®. Internationally, we compete primarily against Pizza Hut® and country-specific national and local companies. We generally compete on the basis of product quality, location, image, service and price. We also compete on a broader scale with quick service and other international, national, regional and local restaurants. In addition, the overall food service industry and the QSR sector in particular are intensely competitive with respect to product quality, price, service, convenience and concept. The industry is often affected by changes in consumer tastes, economic conditions, demographic trends and consumers’ disposable income. We compete within the food service industry and the QSR sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

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

Privacy and Data Protection

We are subject to a number of privacy and data protection laws and regulations globally. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing attention to privacy and data protection issues with the potential to affect directly our business, including recently enacted laws and regulations in the United States and internationally requiring notification to individuals and government authorities of security breaches involving certain categories of personal information.

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

Environmental matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2010, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2011.

Employees

As of January 2, 2011, we had approximately 10,900 employees, who we refer to as team members, in our Company-owned stores, supply chain centers, World Resource Center (our corporate headquarters) and regional offices. None of our team members are represented by a labor union or covered by a collective bargaining agreement. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s Pizza system, including our employees, franchisees and the employees of franchisees, was over 185,000 as of January 2, 2011.

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

National Philanthropic Partner

We have a tradition of creating multi-year partnerships with a national charity to raise funds and public awareness for the organization. Our current national philanthropic partner is St. Jude Children’s Research Hospital®. St. Jude is internationally recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national fundraising campaign called Thanks and Giving, the Domino’s Pizza system has contributed more than $9.0 million to St. Jude during our seven years of partnership, including more than $2.7 million in 2010, which marked the largest single charitable donation in our 50-year history. In addition to raising funds, the Domino’s Pizza system has supported St. Jude through in-kind donations including hosting hospital-wide pizza parties for patients and their families. The Domino’s Pizza system also helps St. Jude build awareness through the inclusion of the St. Jude logo on millions of our pizza boxes and through a link on our consumer web site.

The Domino’s Pizza Partners Foundation

Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Completely funded by team member and franchise contributions, the foundation is a separate, not-for-profit organization that has disbursed nearly $11.0 million since its inception, to meet the needs of team members facing crisis situations, such as fire, accidents, illness or other personal tragedies.

Domino’s Pizza Contributions

Over the last five years, the Domino’s Pizza system has directly contributed as well as helped raise approximately $10.3 million to external charitable organizations in monetary and in-kind giving.

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

Insurance

We maintain insurance coverage for general liability, owned and non-owned automobile liability, workers’ compensation, employment practices liability, directors’ and officers’ liability, fiduciary, property (including leaseholds and equipment, as well as business interruption), commercial crime, global risks, data asset and network security risks, product contamination and other coverages in such form and with such limits as we believe are customary for a business of our size and type.

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

Working capital

Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., page 28.

Customers

The Company’s business is not dependent upon a single customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2008, 2009 or 2010. Our largest franchisee operates 815 stores in five international markets, and accounted for approximately 8.7% of our total store count. Additionally, royalty revenues from this franchisee accounted for approximately 1.0% of our consolidated revenues in 2010.

Seasonal operations

The Company’s business is not typically seasonal.

Backlog orders

The Company has no backlog orders as of January 2, 2011.

Government contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial information about business segments and geographic areas

Financial information about international and United States markets and business segments is incorporated herein by reference to Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in Part II, Item 6., pages 26 through 27, Item 7., pages 28 through 43 and Item 8., pages 44 through 74, respectively, of this Form 10-K.

Available information

The Company makes available, free of charge, through its internet website www.dominosbiz.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. You may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. This information is also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

Item 1A. Risk Factors.

The pizza category is highly competitive and such competition could adversely affect our operating results.

We compete in the United States against three national chains, as well as many regional and local businesses. We could experience increased competition from existing or new companies in the pizza category which could create increasing pressures to grow our business in order to maintain our market share. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share, all of which would have an adverse effect on our operating results and could cause our stock price to decline.

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

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. The cheese block price per pound averaged $1.50 in 2010, and the estimated increase in Company-owned store food costs from a hypothetical $0.25 adverse change in the average cheese block price per pound would have been approximately $2.2 million in 2010. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. Food, including cheese costs and labor represent approximately 50% to 60% of a typical Company-owned store’s sales.

We do not have long-term contracts with certain of our suppliers, and as a result they could seek to significantly increase prices or fail to deliver.

We do not have written contracts or formal long-term arrangements with certain of our suppliers. Although in the past we have not experienced significant problems with our suppliers, our suppliers may implement significant price increases or may not meet our requirements in a timely fashion, or at all. The occurrence of any of the foregoing could have a material adverse effect on our results of operations.

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

Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, and those claims relating to overtime compensation. We have been subject to these types of claims in the past. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims or if we receive significant negative publicity, our business, financial condition and operating results could be harmed.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success in the highly competitive business of pizza delivery will continue to depend to a significant extent on our leadership team and other key management personnel. Other than with our President and Chief Executive Officer, J. Patrick Doyle, we do not have long-term employment agreements with any of our executive officers. As a result, we may not be able to retain our executive officers and key personnel or attract additional qualified management. While we do not have long-term employment agreements with our executive officers, for eight of our eleven executive officers we have non-compete and non-solicitation agreements that extend for 24 months following the termination of such executive officer’s employment. Our success also will continue to depend on our ability to attract and retain qualified personnel to operate our stores, dough manufacturing and supply chain centers and international operations. The loss of these employees or our inability to recruit and retain qualified personnel could have a material adverse effect on our operating results.

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

Exchange rate fluctuations could have an adverse effect on our results of operations. Approximately 10.0% of our total revenues in 2008, 10.5% of our total revenues in 2009 and 11.2% of our revenues in 2010 were derived from our international segment, a majority of which were denominated in foreign currencies. Sales made by franchise stores outside the United States are denominated in the currency of the country in which the store is located, and this currency could become less valuable prior to conversion to U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the United States or lower profitability to our franchisees outside the United States, or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact of approximately $6.7 million in 2010.

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

A significant portion of our earnings comes from royalties generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide limited training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image and reputation may suffer, and as a result our revenues and stock price could decline. While we try to ensure that our franchisees maintain the quality of our brand and branded products, our franchisees may take actions that adversely affect the value of our intellectual property or reputation. As of January 2, 2011, we had 1,117 domestic franchisees operating 4,475 domestic stores. Seven of these franchisees each operate over 50 domestic stores, including our largest domestic franchisee who operates 144 stores, and the average franchisee owns and operates four stores. In addition, our international master franchisees are generally responsible for the development of significantly more stores than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. Our largest international master franchisee operates 815 stores in five markets, which accounts for approximately 18% of our total international store count. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

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

• compliance with the Payment Card Industry Data Security Standards (PCI DSS) and similar requirements;

• compliance with the Patient Protection and Affordability Care Act, and subsequent amendments; and

• compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

As a result of the 2007 Recapitalization, we hold a substantial amount of indebtedness and are highly leveraged. As of January 2, 2011, our consolidated long-term indebtedness was approximately $1.45 billion. We may also incur additional debt, which would not be prohibited under the terms of the securitized debt agreements. Our substantial indebtedness could have important consequences to our business and our shareholders. For example, it could:

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

During the first five years following issuance, the senior notes will accrue interest at a fixed rate of 5.261% per year and the subordinated notes will accrue interest at a fixed rate of 7.629%. If we are not able to exercise either of our two one-year extension options following the five-year interest-only period, our securitized debt will be subject to principal amortization and may also be subject to an increased interest rate if it is not repaid or refinanced. If we do exercise one or both extensions, we will be subject to an increased interest rate of at least 0.25%.

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

We own three domestic Company-owned store buildings and five supply chain center buildings. We also own five store buildings that we lease to domestic franchisees. All other domestic Company-owned stores are leased by us, typically under five-year leases with one or two five-year renewal options. All other domestic and international supply chain centers are leased by us, typically under leases ranging between five and 15 years with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

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

Item 4. (Removed and Reserved).

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 21, 2011, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 59,971,028 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.”

The following table presents the high and low closing prices by quarter for Domino’s Pizza, Inc.’s common stock, as reported by the NYSE, and dividends declared per common share.

2009:	High	Low	Dividends Declared Per Share
First quarter (December 29, 2008 – March 22, 2009)	$7.12	$4.40	$-
Second quarter (March 23, 2009 – June 14, 2009)	9.67	6.42	-
Third quarter (June 15, 2009 – September 6, 2009)	8.44	7.25	-
Fourth quarter (September 7, 2009 – January 3, 2010)	9.37	7.30	-
2010:
First quarter (January 4, 2010 – March 28, 2010)	$14.19	$8.68	$-
Second quarter (March 29, 2010 – June 20, 2010)	16.16	12.08	-
Third quarter (June 21, 2010 – September 12, 2010)	14.07	10.99	-
Fourth quarter (September 13, 2010 – January 2, 2011)	16.09	13.09	-

Our board of directors’ assessment of any future dividends will be made based on our projected future cash flows, our debt and other payment obligations, the benefits of retaining and reinvesting future cash flows, the benefits of debt or share repurchases, and other factors our board of directors may deem relevant. Whether any future dividends are paid, and the actual amount of any dividends, will depend upon future earnings, results of operations, capital requirements, our financial condition and other factors. There can be no assurance as to the amount of excess cash flow that we will generate in future years and, accordingly, dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of our board of directors.

As of February 21, 2011, there were 680 registered holders of record of Domino’s Pizza, Inc.’s common stock.

We currently have a board of directors approved open market share repurchase program for up to $200.0 million of our common stock, of which approximately $97.3 million remained available at January 2, 2011 for future purchases of our common stock. Any future purchases of our common stock would be funded by future excess cash flow.

The following table summarizes our repurchase activity during the fourth quarter ended January 2, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (September 13, 2010 to October 10, 2010)	-	-	-	$102,684,742
Period #2 (October 11, 2010 to November 7, 2010)	-	-	-	102,684,742
Period #3 (November 8, 2010 to December 5, 2010)	-	-	-	102,684,742
Period #4 (December 6, 2010 to January 2, 2011)	343,884	$15.64	343,884	97,307,710

Total	343,884	$15.64	343,884	$97,307,710

Subsequent to January 2, 2011, we repurchased an additional 241,840 shares, at an average price of $15.92, for a total purchase price of approximately $3.9 million. This purchase will be accounted for in the first quarter of fiscal 2011.

The comparative stock performance line graph below compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. for the five-year period between December 31, 2005 through December 31, 2010, with cumulative total return on (i) the Total Return Index for the New York Stock Exchange (the “NYSE Composite Index”), (ii) the Standard & Poor’s 500 Index (the “S&P 500”), (iii) the Standard & Poors 600 Restaurant Index (the “S&P 600 Restaurant Index”) and (iv) the 2009 Peer Group. During 2010, the Company decided to change its peer group comparison from the 2009 Peer Group to the S&P 600 Restaurant Index. Management believes that the companies included in the S&P 600 Restaurant Index more appropriately reflect the scope of the Company’s operations and more closely match the competitive market in which the Company operates. The 2009 Peer Group is comprised of the following five companies: McDonald’s Corporation; YUM! Brands, Inc.; Papa John’s, Inc.; Wendy’s/Arby’s Group, Inc.; and Jack in the Box Inc. CKE Restaurants, Inc. has been excluded from the 2009 Peer Group as its common stock is no longer traded on a public stock exchange. The 2009 Peer Group has been weighted by market capitalization of each component company. In addition, the Papa John’s, Inc., Jack in the Box Inc. and YUM! Brands, Inc. stock price during the timeframe of the performance graph has been retroactively adjusted for the stock splits that occurred. Wendy’s/Arby’s Group, Inc. stock price has been retroactively adjusted for the merger that occurred in 2008. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the NYSE Composite Index, the S&P 500 Index, the S&P 600 Restaurant Index and the 2009 Peer Group on December 31, 2005.

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

	Fiscal year ended

(dollars in millions, except per share data)	December 31, 2006	December 30, 2007 (4)	December 28, 2008	January 3, 2010 (5)	January 2, 2011
Income statement data:
Revenues:
Domestic Company-owned stores	$393.4	$394.6	$357.7	$335.8	$345.6
Domestic franchise	157.7	158.1	153.9	157.8	173.3
Domestic stores	551.1	552.6	511.6	493.6	519.0
Domestic supply chain	762.8	783.3	771.1	763.7	875.5
International	123.4	126.9	142.4	146.8	176.4
Total revenues	1,437.3	1,462.9	1,425.1	1,404.1	1,570.9
Cost of sales	1,052.8	1,084.0	1,061.9	1,017.1	1,132.3
Operating margin	384.5	378.9	363.3	387.0	438.6
General and administrative expense	170.3	184.9	168.2	197.5	210.9
Income from operations	214.2	193.9	195.0	189.5	227.7
Interest income	1.2	5.3	2.7	0.7	0.2
Interest expense	(55.0)	(130.4)	(114.9)	(110.9)	(96.8)
Other (1)	-	(13.3)	-	56.3	7.8
Income before provision for income taxes	160.4	55.6	82.9	135.5	138.9
Provision for income taxes	54.2	17.7	28.9	55.8	51.0
Net income	$106.2	$37.9	$54.0	$79.7	$87.9
Earnings per share:
Common stock – basic	$1.68	$0.61	$0.93	$1.39	$1.50
Common stock – diluted	1.65	0.59	0.93	1.38	1.45
Dividends declared per share	$0.48	$13.50	$-	$-	$-

Balance sheet data (at end of period):
Cash and cash equivalents	$38.2	$11.3	$45.4	$42.4	$47.9
Restricted cash and cash equivalents	-	81.0	78.9	91.1	85.5
Working capital (2)	11.1	(29.6)	25.8	(31.9)	33.4
Total assets	380.2	473.2	463.8	453.8	460.8
Total long-term debt	740.1	1,704.8	1,704.4	1,522.5	1,451.3
Total debt	741.6	1,720.1	1,704.8	1,572.8	1,452.2
Total stockholders’ deficit	(564.9)	(1,450.1)	(1,424.6)	(1,321.0)	(1,210.7)

	Fiscal year ended

(dollars in millions)	December 31, 2006	December 30, 2007 (4)	December 28, 2008	January 3, 2010 (5)	January 2, 2011
Other financial data:
Depreciation and amortization	$32.3	$31.2	$28.4	$24.1	$24.1
Capital expenditures	20.2	42.4	19.4	22.9	25.4

Same store sales growth (3):
Domestic Company-owned stores	(2.2)%	1.0%	(2.2)%	(0.9)%	9.7%
Domestic franchise stores	(4.4)%	(2.1)%	(5.2)%	0.6%	10.0%
Domestic stores	(4.1)%	(1.7)%	(4.9)%	0.5%	9.9%
International stores	4.0%	6.7%	6.2%	4.3%	6.9%

Store counts (at end of period):
Domestic Company-owned stores	571	571	489	466	454
Domestic franchise stores	4,572	4,584	4,558	4,461	4,475
Domestic stores	5,143	5,155	5,047	4,927	4,929
International stores	3,223	3,469	3,726	4,072	4,422
Total stores	8,366	8,624	8,773	8,999	9,351

(1)	The fiscal 2007 Other amount represents the premium paid to bond holders in the tender offer for the Domino’s, Inc. senior subordinated notes due 2011. The fiscal 2009 and fiscal 2010 Other amounts represent the net gains recognized on the repurchase and retirement of principal on the fixed rate notes.

(2)	The working capital amounts exclude restricted cash amounts of $81.0 million in 2007, $78.9 million in 2008, $91.1 million in 2009 and $85.5 million in 2010.

(3)

Same store sales growth is calculated including only sales from stores that also had sales in the comparable period of the prior year, but excluding sales from certain seasonal locations such as stadiums and concert arenas. International same store sales growth is calculated similarly to domestic same store sales growth. Changes in international same store sales are reported on a constant dollar basis which reflects changes in international local currency sales. The 53rd week in fiscal 2009 had no impact on reported same store sales growth percentages.

(4)

In connection with our recapitalization in 2007, Domino’s Pizza, Inc. borrowed $780.0 million under a bridge term loan facility. We used the proceeds from the borrowings under the bridge term loan facility to purchase 2,242 shares of common stock for approximately $0.1 million, repay $463.0 million principal amount of then outstanding borrowings under the 2003 term loans plus accrued interest and related fees and retire, at a $13.3 million premium, $273.6 million in aggregate principal amount of Domino’s, Inc. 8  1/4% senior subordinated notes due 2011, representing substantially all of the outstanding senior subordinated notes plus accrued interest and related fees. We paid $22.3 million in fees in connection with obtaining the bridge loan facility and wrote off $9.5 million of deferred financing fees and bond discount as part of the 2003 term loan and senior subordinated notes repayments. Additionally, in connection with the recapitalization, we borrowed $1.7 billion of fixed rate notes and used the proceeds from the borrowings to repay in full the bridge term loan facility, capitalize certain new subsidiaries, pay $38.1 million of deferred financing fees, pay a special cash dividend on our outstanding common stock totaling $846.4 million and make a corresponding anti-dilution equivalent payment of $50.6 million on certain stock options. Total cash paid for common stock dividends and related anti-dilution payments totaled $897.0 million, of which $141.0 million was recorded as a reduction of additional paid-in capital and $756.0 million was recorded as an increase in retained deficit. In connection with the repayment of the bridge term loan facility, we wrote off $21.9 million of unamortized deferred financing fees. Additionally, we expensed $2.9 million of related general and administrative expenses, comprised of $1.6 million of legal, professional and other fees and expenses and $1.3 million of non-cash compensation expenses, of which $0.4 million related to the acceleration of vesting of certain stock options. Total recapitalization related expenses were $48.6 million (pre-tax).

(5)	The 2009 fiscal year includes 53 weeks, while the 2006, 2007, 2008 and 2010 fiscal years each include 52 weeks.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter. Every five or six years our fiscal year includes an extra (or 53rd) week in the fourth quarter. Fiscal 2009 consisted of 53 weeks, while fiscal 2008 and fiscal 2010 consisted of 52 weeks.

Description of the Business

We are the number one pizza delivery company in the United States with a 19.8% share of the pizza delivery market based on reported consumer spending, and the second largest pizza company in the world, based on number of units. We also have a leading international presence. We operate through a network of 454 Company-owned stores, all of which are in the United States, and 8,897 franchise stores located in all 50 states and in more than 65 international markets. In addition, we operate 16 regional dough manufacturing and supply chain centers in the contiguous United States as well as six dough manufacturing and supply chain centers outside the contiguous United States.

Our financial results are driven largely by retail sales at our Company-owned and franchise stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase both same store sales and our store counts. Retail sales drive Company-owned store revenues, royalty payments from franchisees and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the results of our marketing promotions, our ability to execute our store operating model, the overall global economic environment and level of success of our other business strategies.

We devote significant attention to our brand-building efforts, which is evident in our system’s estimated $1.4 billion of domestic advertising spending over the past five years and our frequent designation as a MegaBrand by Advertising Age. We plan on continuing to build our brand and retail sales by satisfying customers worldwide with our pizza delivery offerings and by continuing to invest significant amounts in the advertising and marketing of the Domino’s Pizza® brand. In 2010, Pizza Today, the leading publication of the pizza industry, named Domino’s its “Chain of the Year” – making the Company a two-time winner of the honor, which it previously received in 2003.

We also pay particular attention to the store economics, or the investment performance of a store to its owner, of both our Company-owned and franchise stores. We believe that our system’s favorable store economics benefit from the relatively small initial and ongoing investments required to own and operate a Domino’s Pizza store. This was also highlighted by Forbes, a leading source of business, news and financial information, in its list of “The Top Franchises for the Money” for 2010, where Domino’s Pizza was ranked #1 in the United States. We believe these favorable investment requirements, coupled with a strong brand message supported by significant advertising spending, as well as high-quality and focused menu offerings, drive strong store economics, which, in turn, drive demand for new stores.

Business Performance

Over the past several years, we have focused on improving our Company through several initiatives domestically, including investments to improve upon our menu, marketing, technology, operations and franchise base. Our menu improvements included launching new product platforms in the United States such as our Domino’s Oven Baked Sandwiches and our Domino’s American Legends® pizzas, Domino’s BreadBowl Pasta™ and Chocolate Lava Crunch Cakes. In late 2009, we launched our improved pizza recipe, which received significant media attention and resulted in positive increases in traffic and sales in our domestic stores throughout 2010. We believe our new pizza recipe resonated with existing and new customers and drove both trial and repeat orders throughout 2010, as evidenced by our 9.9% domestic same store sales growth in 2010. The new pizza recipe combined with an innovative and effective advertising campaign, continued focus on operational excellence and efforts to strengthen our franchisee base resulted in positive customer traffic throughout 2010. Additionally, we have continued to work towards positive domestic store growth over the past several years, and in 2010, we posted positive net domestic store growth for the first time since 2007.

Our international division continued to post strong same store sales growth (6.9% in 2010) and had a record 350 net store openings, including stores in Bulgaria, Germany, Romania, Ukraine and Vietnam, which were new market openings in 2010. Continued strong same store sales growth combined with continued store count growth, demonstrate the consistency and reliability of this growing business segment.

These strong results from both our domestic and international stores produced earnings per share growth and increased excess cash flows in 2010. We believe we improved store economics and positioned ourselves well for the future through our new product platforms and investments made in the Company, including marketing and technology initiatives.

In 2010, global retail sales, which are total retail sales at Company-owned and franchise stores worldwide, increased 11.4% as compared to 2009. Retail sales for franchise stores are reported to the Company by its franchisees and are not included in Company revenues. This increase was driven primarily by both domestic and international same store sales growth as well as an increase in our worldwide store counts during the trailing four quarters, and, to a lesser extent, the positive impact of foreign currency exchange rates on our international sales. Domestic same store sales growth reflected the success of our improved pizza, the effectiveness of our advertising and our continued focus on operational excellence. International same store sales growth reflected continued strong performance in the markets where we compete. These increases to global retail sales were offset, in part by the inclusion of the 53rd week in 2009. In 2009, global retail sales increased 2.2% as compared to 2008, driven primarily by the 2.5 percentage point benefit of the 53rd week in 2009. Additionally, global retail sales in 2009 benefited from strong international same store sales growth, same store sales growth in our domestic franchise stores and growth in worldwide store counts. These increases were offset in part by the negative impact of foreign currency exchange rates on our international sales.

Revenues increased $166.8 million or 11.9% in 2010 and decreased $21.0 million or 1.5% in 2009. The increase in revenues in 2010 was driven by higher domestic supply chain revenues resulting from increased volumes and higher commodity prices, including cheese, higher same store sales domestically and abroad and international store count growth. These increases in 2010 were offset, in part by the inclusion of the 53rd week in 2009. The decrease in revenues in 2009 from 2008 was largely due to lower Company-owned store revenues resulting primarily from the impact of the store divestitures in 2008, lower domestic supply chain revenues, due primarily to lower food prices, including cheese, and the negative impact of changes in foreign currency exchange rates on our international revenues. These decreases were offset, in part by the $34.4 million positive impact of the inclusion of the 53rd week in 2009.

Worldwide store counts have increased from 8,624 at the beginning of 2008 to 9,351 at the end of 2010. This growth in store counts can be attributed to the global growth of our brand and our pizza delivery concept as well as the economics inherent in our system which attract new franchisees and encourages existing franchisees to grow their business. Domestic same store sales decreased 4.9% in 2008, increased 0.5% in 2009 and increased 9.9% in 2010. International same store sales increased 6.2%, 4.3% and 6.9% during the same periods. The significant increase in domestic same store sales in 2010 was attributable to our innovative and effective advertising campaign for our improved pizza recipe, continued focus on operational excellence and efforts to strengthen our franchisee base over the past several years. The Company experienced traffic increases in both our domestic Company-owned and franchise stores in all four quarters of 2010. Internationally, same stores sales growth continues to result from the growing acceptance of pizza and delivered pizza around the globe and the successful execution of the Domino’s Pizza concept. Domestic same store sales in fiscal 2009 reflected the success of several initiatives, including the launch of two new product platforms: Domino’s BreadBowl Pasta™ and Domino’s American Legends® pizzas, as well as the introduction of Domino’s Chocolate Lava Crunch Cakes and the introduction of our improved pizza recipe during the fourth quarter of 2009. The Company’s domestic same store sales results in 2008 reflected the underperformance of our product and promotional offerings during those years, continued challenges in our domestic business and a weak consumer environment.

Income from operations increased $38.2 million or 20.2% in 2010 and decreased $5.5 million or 2.8% in 2009. The increase in 2010 was due primarily to higher royalty revenues from domestic and international franchise stores and larger volumes in our supply chain business. Additionally, income from operations in 2010 benefited from higher domestic Company-owned store margins and approximately $4.9 million of expenses incurred in 2009 in connection with the Company’s equity incentive plan changes that did not recur in 2010. These increases were offset, in part, by higher variable general and administrative expenses, including higher performance-based bonuses as a result of our strong operating performance, as well as continued investments in growth initiatives. Additionally, the comparable results for 2010 were negatively impacted by the inclusion of the 53rd week in 2009. The decrease in income from operations in 2009 from 2008 was due primarily to the negative impact of approximately $4.9 million of expenses incurred in connection with the Company’s equity incentive plan changes. Furthermore, 2009 was negatively impacted by changes in foreign currency exchange rates affecting our international operations and higher variable bonuses related to the Company’s bonus program. These decreases in 2009 from 2008 were offset in part by the inclusion of the 53rd week in 2009, which benefited income from operations by approximately $6.7 million, by higher margins in our Company-owned stores and domestic supply chain business as well as domestic and international same store sales growth and store count growth in our international markets.

Net income increased $8.2 million or 10.2% in 2010 and increased $25.8 million or 47.8% in 2009. The increase in 2010 was due primarily to the aforementioned increase in income from operations, lower interest expense resulting from lower debt balances, and the positive impact of a lower effective tax rate, offset in part by lower pre-tax gains recorded on the extinguishment of debt and the negative impact of the 53rd week in 2009. The increase in net income in 2009 was due primarily to $56.3 million of pre-tax gains recorded on the extinguishment of debt combined with lower interest expense in 2009 as a result of lower debt levels. Additionally, the inclusion of the 53rd week benefited net income in 2009 by approximately $2.9 million. These increases were partially offset by the aforementioned decrease in income from operations.

We are highly leveraged primarily as a result of our recapitalization in 2007. As of January 2, 2011, consolidated debt was $1.45 billion. Historically, a large portion of our cash flows from operations has been used to make principal and interest payments on our indebtedness as well as distributions to shareholders in the form of dividends and stock repurchases. Our securitized debt requires interest-only payments until April 2012. This interest-only period can be extended for two one-year periods if the Company meets certain requirements in April 2012 and April 2013. Based on fiscal 2010 financial results, the Company currently exceeds the required threshold for extension that will be evaluated in April 2012 and April 2013. Management currently expects to have the option to take advantage of these interest-only periods at the extension assessment dates. Overall, we believe that our ability to consistently produce significant excess cash flows allows us the flexibility not only to service our debt but also to invest in our growing business as well as return cash to our shareholders.

Critical accounting policies and estimates

The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates, including those related to revenue recognition, allowance for uncollectible receivables, long-lived and intangible assets, insurance and legal matters, share-based payments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Changes in our accounting policies and estimates could materially impact our results of operations and financial condition for any particular period. We believe that our most critical accounting policies and estimates are:

Revenue recognition. We earn revenues through our network of domestic Company-owned and franchise stores, dough manufacturing and supply chain centers and international operations. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchise stores are recognized as revenues when the items are delivered to or carried out by customers. Retail sales are generally reported and related royalties paid to the Company on a weekly basis based on a percentage of retail sales, as specified in the related standard franchise agreement (generally 5.5% of domestic franchise retail sales). In the event that retail sales are not reported timely by a franchisee, the Company will record royalty revenues in the period earned based on an estimate of the franchisee’s sales; however, these estimates are not significant and have historically been materially consistent with the actual amounts. Revenues from Company-owned stores and royalty revenues from franchise stores fluctuate from time-to-time as a result of store count changes. For example, if a Company-owned store that generated $500,000 in revenue in fiscal 2009 is sold to a franchisee in fiscal 2010, revenues from Company-owned stores would have declined by $500,000 in fiscal 2010, while franchise royalty revenues would have increased by only $27,500 in fiscal 2010, as we generally collect 5.5% of a domestic franchisee’s retail sales. Sales of food from our supply chain centers are recognized as revenues upon delivery of the food to franchisees, while sales of equipment and supplies are generally recognized as revenues upon shipment of the related products to franchisees.

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

At January 2, 2011, our total allowance for uncollectible accounts receivables was approximately $6.4 million, compared to $9.2 million as of January 3, 2010, representing approximately 7.4% and 10.8% of our consolidated gross accounts receivable at those respective year-ends. A 10% change in our allowance for uncollectible accounts receivables at January 2, 2011 would result in a change in reserves of approximately $0.6 million and a change in income before provision for income taxes by the same amount. Currently, management does not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that were used to calculate our allowance for uncollectible accounts receivables.

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

We have not made any significant changes in the methodology used to estimate the future market cash flows of Company-owned stores during the years presented. Same store sales fluctuations and the rates at which operating costs will fluctuate in the future are key factors in evaluating recoverability of the related assets. If our same store sales significantly decline or if operating costs increase and we are unable to recover these costs, the carrying value of our Company-owned stores, by market, may be unrecoverable and we may be required to recognize an impairment charge. At January 2, 2011, we determined that our long-lived assets were not impaired.

A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment, specifically, the Company-owned stores reporting unit. We evaluate goodwill annually for impairment by comparing the fair value of the reporting unit, which is primarily determined using the present value of historical cash flows, to its carrying value. If the carrying value of the reporting unit exceeds the fair value, goodwill would be impaired. We have not made any significant changes in the methodology used to evaluate goodwill impairment during the years presented. At January 2, 2011, the fair value of our business operations with associated goodwill exceeded their recorded carrying value, including the related goodwill. If cash flows generated by our Company-owned stores were to decline significantly in the future or there were negative revisions to the market multiple assumption, we may be required to recognize a goodwill impairment charge. However, based on the latest impairment analysis, we do not believe it is reasonably likely that there could be changes in assumptions that would trigger impairment.

Insurance and legal matters. We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. While historically our actual losses have been materially consistent with our reserves, legal judgments can be volatile and difficult to predict. Accordingly, if our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods. We had accruals for legal matters of approximately $4.5 million at January 3, 2010 and approximately $6.6 million at January 2, 2011.

For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned auto liability under insurance policies requiring payment of a deductible for each occurrence up to between $500,000 and $3.0 million, depending on the policy year and line of coverage. The related insurance reserves are based on undiscounted independent actuarial estimates, which are based on historical information along with assumptions about future events. Specifically, various methods, including analyses of historical trends and actuarial valuation methods, are utilized to estimate the cost to settle reported claims, and claims incurred but not yet reported. The actuarial valuation methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. When estimating these liabilities, several factors are considered, including the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation. Over the past several years, we have experienced improvements in frequency of claims; however increasing severity of claims and medical costs has partially offset these trends.

Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed and actuarial methods used to determine our self insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. While historically our actual losses have been materially consistent with our reserves, changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our self insurance liability at January 2, 2011 would have affected our income before provision for income taxes by approximately $3.1 million for fiscal 2010. We had accruals for insurance matters of approximately $27.2 million at January 3, 2010 and $31.2 million at January 2, 2011.

Share-based payments. We recognize compensation expense related to our share-based compensation arrangements over the requisite service period based on the grant date fair value of the awards. The grant date fair value of each restricted stock and performance-based restricted stock award is equal to the market price of our stock on the date of grant. The grant date fair value of each stock option award is estimated using a Black-Scholes option pricing model. The pricing model requires assumptions, including the expected life of the stock option, the risk-free interest rate and expected volatility of our stock over the expected life, which significantly impact the assumed fair value. We are also required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. We use historical data to determine these assumptions. Additionally, our stock option, restricted stock and performance-based restricted stock arrangements provide for accelerated vesting and the ability to exercise during the remainder of the ten-year stock option life upon the retirement of individuals holding the awards who have achieved specified service and age requirements. Management believes that the methods and various assumptions used to determine compensation expense related to these arrangements are reasonable, but if the assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years.

Income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities and reserves for uncertain tax positions. We measure deferred tax assets and liabilities using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes and related reserves, deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. As of January 2, 2011, we had no valuation allowances recorded for deferred tax assets. Our accounting for deferred tax assets represents our best estimate of future events. Our net deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operation.

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

Same Store Sales Growth

	2008	2009	2010
Domestic Company-owned stores	(2.2)%	(0.9)%	9.7%
Domestic franchise stores	(5.2)%	0.6%	10.0%
Domestic stores	(4.9)%	0.5%	9.9%

International stores	6.2%	4.3%	6.9%

Store Growth Activity

	Domestic Company-owned Stores	Domestic Franchise	Domestic Stores	International Stores	Total
Store count at December 30, 2007	571	4,584	5,155	3,469	8,624
Openings	3	120	123	314	437
Closings	(3)	(228)	(231)	(57)	(288)
Transfers	(82)	82	-	-	-
Store count at December 28, 2008	489	4,558	5,047	3,726	8,773
Openings	-	99	99	414	513
Closings	(21)	(198)	(219)	(68)	(287)
Transfers	(2)	2	-	-	-
Store count at January 3, 2010	466	4,461	4,927	4,072	8,999
Openings	-	88	88	392	480
Closings	(1)	(85)	(86)	(42)	(128)
Transfers	(11)	11	-	-	-
Store count at January 2, 2011	454	4,475	4,929	4,422	9,351

Income Statement Data

(dollars in millions)	2008		2009		2010
Domestic Company-owned stores	$357.7		$335.8		$345.6
Domestic franchise	153.9		157.8		173.3
Domestic supply chain	771.1		763.7		875.5
International	142.4		146.8		176.4
Total revenues	1,425.1	100.0%	1,404.1	100.0%	1,570.9	100.0%

Domestic Company-owned stores	298.9		274.5		278.3
Domestic supply chain	699.7		680.4		778.5
International	63.3		62.2		75.5
Cost of sales	1,061.9	74.5%	1,017.1	72.4%	1,132.3	72.1%

Operating margin	363.3	25.5%	387.0	27.6%	438.6	27.9%
General and administrative	168.2	11.8%	197.5	14.1%	210.9	13.4%
Income from operations	195.0	13.7%	189.5	13.5%	227.7	14.5%
Interest expense, net	(112.2)	(7.9)%	(110.3)	(7.9)%	(96.6)	(6.2)%
Other	-	-	56.3	4.0%	7.8	0.5%
Income before provision for income taxes	82.9	5.8%	135.5	9.7%	138.9	8.8%
Provision for income taxes	28.9	2.0%	55.8	4.0%	51.0	3.2%
Net income	$54.0	3.8%	$79.7	5.7%	$87.9	5.6%

2010 compared to 2009

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

Consolidated revenues increased $166.8 million or 11.9% in 2010. This increase in revenues was due primarily to higher domestic supply chain revenues resulting from increased volumes and higher commodity prices, including cheese, higher same store sales domestically and abroad and international store count growth. These increases in 2010 were offset in part by the inclusion of the 53rd week in 2009, which positively impacted revenues by approximately $34.4 million in 2009. These changes in revenues are more fully described below.

Domestic stores. Domestic stores revenues are primarily comprised of retail sales from domestic Company-owned store operations as well as royalties from retail sales and other fees from domestic franchise stores, as summarized in the following table.

	2009		2010
Domestic Company-owned stores	$335.8	68.0%	$345.6	66.6%
Domestic franchise	157.8	32.0%	173.3	33.4%
Total domestic stores revenues	$493.6	100.0%	$519.0	100.0%

Domestic stores revenues increased $25.4 million or 5.2% in 2010. This increase was due primarily to higher domestic Company-owned and franchise same store sales. The increase was offset in part by the estimated $11.8 million positive impact in 2009 related to the inclusion of the 53rd week. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations increased $9.8 million or 2.9% in 2010. This increase was due to a 9.7% increase in same store sales compared to 2009, offset in part by a decrease in the average number of Company-owned stores open during 2010 and the estimated $8.2 million positive impact in 2009 related to the inclusion of the 53rd week. There were 466 domestic Company-owned stores in operation as of January 3, 2010 and 454 domestic Company-owned stores in operation as of January 2, 2011.

Domestic franchise. Revenues from domestic franchise operations increased $15.5 million or 9.9% in 2010. This increase was due primarily to a 10.0% increase in same store sales compared to 2009 and an increase in fees for other services paid by franchisees, offset in part by the estimated $3.6 million positive impact in 2009 related to the inclusion of the 53rd week. There were 4,461 domestic franchise stores in operation as of January 3, 2010 and 4,475 domestic franchise stores in operation as of January 2, 2011.

Domestic supply chain. Revenues from domestic supply chain operations increased $111.8 million or 14.6% in 2010. This increase was due primarily to higher volumes related to growth in domestic retail sales and an increase in overall commodity prices, including cheese and meats, partially offset by the estimated $19.2 million positive impact in 2009 related to the inclusion of the 53rd week. Cheese prices positively impacted revenues by approximately $16.4 million in 2010.

International. International revenues consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $29.6 million or 20.2% in 2010. This increase was due primarily to higher international royalty and other revenues and higher international supply chain revenues. This increase was positively impacted by approximately $9.9 million related to changes in foreign currency exchange rates and was negatively impacted by the inclusion of the 53rd week in 2009, which positively impacted total international revenues in 2009 by approximately $3.5 million. These changes in international revenues are more fully described below.

	2009		2010
International royalty and other	$77.4	52.7%	$91.3	51.8%
International supply chain	69.4	47.3%	85.1	48.2%
Total international revenues	$146.8	100.0%	$176.4	100.0%

International royalty and other. Revenues from international royalties and other increased $13.9 million or 18.1% in 2010. This increase was due primarily to higher same store sales and an increase in the average number of international stores open during 2010, as well as the positive impact of changes in foreign currency exchange rates of approximately $3.1 million in 2010. On a constant dollar basis (which excludes the impact of foreign currency exchange rates), same store sales increased 6.9% in 2010 compared to 2009. On a historical dollar basis (which includes the impact of foreign currency exchange rates), same store sales increased 11.4% in 2010 compared to 2009. The variance in our same store sales on a constant dollar basis versus a historical dollar basis in 2010 was caused by the weakening of the U.S. dollar compared to the currencies in the international markets in which we compete. There were 4,072 international stores in operation as of January 3, 2010 and 4,422 international stores in operation as of January 2, 2011.

International supply chain. Revenues from international supply chain operations increased $15.7 million or 22.5% in 2010. This increase was due primarily to higher volumes and the positive impact of changes in foreign currency exchange rates of approximately $6.8 million in 2010.

Cost of sales / Operating margin. Consolidated cost of sales consists primarily of Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $51.6 million or 13.3% in 2010, as summarized in the following table.

	2009		2010
Consolidated revenues	$1,404.1	100.0%	$1,570.9	100.0%
Consolidated cost of sales	1,017.1	72.4%	1,132.3	72.1%
Consolidated operating margin	$387.0	27.6%	$438.6	27.9%

The $51.6 million increase in consolidated operating margin was due primarily to higher franchise royalty revenues as a result of strong global retail sales and higher volumes and margins in our domestic supply chain and domestic Company-owned store businesses (both as described in more detail below). Additionally, the increase in the consolidated operating margin was offset in part by the estimated $10.4 million positive impact in 2009 related to the inclusion of the 53rd week. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, our consolidated operating margin increased 0.3 percentage points in 2010, primarily as a result of lower cost of sales as a percentage of revenues in our domestic supply chain and Company-owned store operations due primarily to increased volumes, as discussed below, offset in part by an increase in overall commodity prices, including cheese and meats. Changes in the operating margin at our domestic Company-owned store operations and our domestic supply chain operations are more fully described below.

Domestic Company-owned stores. The domestic Company-owned store operating margin increased $6.0 million or 9.8% in 2010, as summarized in the following table.

	2009		2010
Revenues	$335.8	100.0%	$345.6	100.0%
Cost of sales	274.5	81.7%	278.3	80.5%
Store operating margin	$61.3	18.3%	$67.3	19.5%

The $6.0 million increase in the domestic Company-owned store operating margin was due primarily to higher same store sales, lower labor and related expenses and lower occupancy expenses, offset in part by an increase in overall commodity prices, including cheese and meats and the estimated $2.4 million positive impact in 2009 related to the inclusion of the 53rd week. As a percentage of store revenues, the store operating margin increased 1.2 percentage points in 2010, as discussed in more detail below.

As a percentage of store revenues, food costs increased 1.6 percentage points to 27.4% in 2010, due primarily to higher cheese and meat prices, a slight increase in the product costs for our improved pizza and the negative impact of a lower average customer price paid per order during 2010. The cheese block price per pound averaged $1.50 in 2010 compared to $1.29 in 2009.

As a percentage of store revenues, labor and related costs decreased 1.7 percentage points to 30.6% in 2010, due primarily to efficiencies obtained with higher same store sales and lower average labor rates in fiscal 2010, offset in part by the impact of a lower average customer price paid per order during 2010.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, decreased 1.3 percentage points to 10.9% in 2010 primarily resulting from leveraging these fixed expenses with the higher same store sales.

As a percentage of store revenues, insurance costs increased 0.1 percentage points to 3.6% in 2010, due primarily to adverse development of certain historical casualty insurance claims, offset in part by lower health insurance expenses.

Domestic supply chain. The domestic supply chain operating margin increased $13.7 million or 16.4% in 2010, as summarized in the following table.

	2009		2010
Revenues	$763.7	100.0%	$875.5	100.0%
Cost of sales	680.4	89.1%	778.5	88.9%
Domestic supply chain operating margin	$83.3	10.9%	$97.0	11.1%

The $13.7 million increase in the domestic supply chain operating margin was due primarily to higher volumes as a result of increases in domestic retail sales, offset in part by the estimated $2.3 million positive impact in 2009 related to the inclusion of the 53rd week in 2009.

As a percentage of domestic supply chain revenues, the domestic supply chain operating margin increased 0.2 percentage points in 2010 due primarily to higher volumes, offset in part by higher commodity prices, including cheese and meats, as well as higher fuel costs. Increases in certain food prices, including cheese, have a negative effect on the domestic supply chain operating margin percentage due to the fixed dollar margin earned by domestic supply chain on certain food items, including cheese. Had the 2010 cheese prices been in effect during 2009, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.7% for 2009 versus the reported 10.9%.

General and administrative expenses. General and administrative expenses increased $13.4 million or 6.8% in 2010, due primarily to higher variable general and administrative expenses, including $9.5 million of higher performance based bonus expenses as a result of our strong operating performance, continued investments in domestic and international growth initiatives and the negative impact of the $2.0 million of net proceeds received in 2009 from an insurance settlement. Additionally, general and administrative expenses increased approximately $3.5 million as a result of insourcing certain functions, including our online ordering platform and a call center in 2010. General and administrative expenses were positively impacted by the effect of approximately $4.9 million of expenses incurred in 2009 in connection with the Company’s equity incentive plan changes, approximately $3.7 million of additional expenses in 2009, primarily labor and advertising, related to the inclusion of the 53rd week and operating fewer domestic Company-owned stores in 2010. As a percentage of total revenues, general and administrative expenses decreased 0.7 percentage points to 13.4% in 2010.

Interest income. Interest income decreased $0.5 million to $0.2 million in 2010. This decrease was primarily due to lower interest rates earned in 2010 on the Company’s restricted and unrestricted cash and cash equivalents.

Interest expense. Interest expense decreased $14.1 million to $96.8 million in 2010. This decrease in interest expense was due primarily to lower debt balances, which resulted from the Company’s debt repurchases. Additionally, the inclusion of the 53rd week in 2009 negatively impacted interest expense by approximately $1.9 million in 2009.

Our cash borrowing rate was 5.9% in 2010 and was 6.0% in 2009. Our average outstanding debt balance, excluding capital lease obligations, was approximately $1.5 billion in 2010 versus approximately $1.6 billion in 2009.

Other. The other amount of $7.8 million in 2010 represents the net gains recognized on the repurchase and retirement of principal on the fixed rate notes. This compared to gains recognized on the repurchase and retirement of principal on the fixed rate notes of $56.3 million in 2009.

Provision for income taxes. Provision for income taxes decreased $4.8 million to $51.0 million in 2010, due primarily to a lower effective tax rate. The Company’s effective income tax rate decreased 4.5 percentage points to 36.7% of pre-tax income in 2010. This effective rate decrease was due primarily to the positive impact of reserve adjustments related to a state income tax matter combined with the benefit from changes made to our overall tax structure.

2009 compared to 2008

(tabular amounts in millions, except percentages)

Revenues. Consolidated revenues decreased $21.0 million or 1.5% in 2009. This decrease in revenues was due primarily to lower Company-owned store revenues resulting from the impact of the 82 Company-owned store divestitures in 2008, lower domestic supply chain revenues, driven primarily by lower cheese prices, and the negative impact of changes in foreign currency exchange rates on our international revenues. These decreases were offset in part by an estimated $34.4 million positive impact related to the inclusion of the 53rd week in 2009. Further, revenues in 2009 benefited from higher domestic and international same store sales and store count growth in our international markets. These changes in revenues are more fully described below.

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

International. Revenues from international operations increased $4.4 million or 3.0% in 2009. This increase was due primarily to an estimated $3.5 million positive impact on total international revenues related to the inclusion of the 53rd week in 2009. Additionally, international revenues were positively impacted by higher same store sales and an increase in the average number of international stores open during 2009. These changes in international revenues are more fully described below.

	2008		2009
International royalty and other	$73.1	51.3%	$77.4	52.7%
International supply chain	69.3	48.7%	69.4	47.3%
Total international revenues	$142.4	100.0%	$146.8	100.0%

International royalty and other. Revenues from international royalties and other increased $4.3 million or 5.8% in 2009. This increase was due primarily to higher same store sales and an increase in the average number of international stores open during 2009, offset in part by an $8.3 million negative impact of changes in foreign currency exchange rates as a result of the strengthening of the U.S. dollar compared to the currencies in the international markets in which we compete. On a constant dollar basis (which excludes the impact of foreign currency exchange rates), same store sales increased 4.3% in 2009 compared to 2008. On a historical dollar basis (which includes the impact of foreign currency exchange rates), same store sales decreased 5.6% in 2009 compared to 2008. There were 3,726 international stores in operation as of December 28, 2008 and 4,072 international stores in operation as of January 3, 2010.

International supply chain. Revenues from international supply chain operations increased $0.1 million or 0.1% in 2009. Higher volumes in the supply chain centers were offset in part by a $4.1 million negative impact of changes in foreign currency.

Cost of sales / Operating margin. The consolidated operating margin increased $23.7 million or 6.5% in 2009, as summarized in the following table.

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

As a percentage of store revenues, occupancy costs increased 0.1 percentage points to 12.2% in 2009 primarily resulting from higher rent costs incurred in connection with the Company’s store closures in fiscal 2009.

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

Liquidity and capital resources

As of January 2, 2011, we had working capital of $33.4 million, excluding restricted cash and cash equivalents of $85.5 million and including total unrestricted cash and cash equivalents of $47.9 million. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business and repurchase our fixed rate notes and our common stock, reduce our working capital amounts. As of January 2, 2011, the Company had approximately $37.2 million of cash held for future interest payments, $35.4 million of cash held in trust or as collateral for outstanding letters of credit (primarily relating to our insurance programs and supply chain center leases), $6.6 million of cash held in interest reserves, $6.0 million of cash held for capitalization of certain subsidiaries and $0.3 million of other restricted cash, for a total of $85.5 million of restricted cash and cash equivalents. In 2010, the Company released $6.2 million from restricted to unrestricted cash and cash equivalents as a result of a lower cash requirement for capitalization of certain subsidiaries, and a lower requirement for cash held for interest reserves, based on the terms of the related agreement.

As of January 2, 2011, we had approximately $1.45 billion of total debt, of which $0.8 million was classified as a current liability. Our primary source of liquidity is cash flows from operations. During fiscal 2009, the Company borrowed approximately $61.0 million under the variable funding note facility and repaid $3.4 million of those borrowings. During fiscal 2010, the Company borrowed an additional $2.4 million under its variable funding note facility and is now fully drawn on the $60.0 million facility. Our securitized debt requires interest-only payments until April 2012. This interest-only period can be extended for two one-year periods if the Company meets certain requirements in April 2012 and April 2013. Based on our financial results for fiscal 2010, the Company currently exceeds the required threshold for extension that will be evaluated in April 2012 and April 2013. Management currently expects to have the option to take advantage of these interest-only periods at the extension assessment dates.

During 2010, the Company used a combination of cash on hand and cash flows from operations to fund the repurchase and retirement of $100.0 million in principal amount of its senior fixed rate notes and approximately $23.9 million of its subordinated fixed rate notes for a combined purchase price of approximately $116.6 million, including $0.5 million of accrued interest. Including the repurchases made in fiscal 2009 and 2010, the Company has repurchased and retired a total of $313.1 million of principal of its outstanding fixed rate notes for a total purchase price of approximately $250.6 million, including $1.6 million of accrued interest.

The Company has a Board of Directors approved open market share repurchase program for up to $200.0 million of the Company’s common stock, which has historically been funded by excess cash flows and borrowings available under the variable funding notes. The Company used cash of approximately $42.9 million and $5.4 million in 2008 and 2010, respectively, for share repurchases under this program. Subsequent to fiscal 2010, the Company used cash of approximately $3.9 million for share repurchases under this program and has approximately $93.5 million left under the $200.0 million authorization. The Company did not repurchase any of its common shares in 2009 as it focused on reducing outstanding fixed rate notes. The Company expects to continue to use available unrestricted cash and cash equivalents and ongoing excess cash flow generation to, among other things, reduce its debt obligations and repurchase shares under the current authorized program.

During 2010, the Company experienced significant growth in domestic same store sales versus the prior year which can be attributed to our innovative and effective advertising campaign for our improved pizza recipe, continued focus on operational excellence and efforts to strengthen our franchisee base over the past several years; all of which resulted in positive traffic in our domestic stores throughout fiscal 2010. The positive traffic in our stores also benefited our supply chain business as it experienced higher volumes year over year. Additionally, our international business continued to perform well, with positive same store sales and record net store growth in 2010. All of these factors have contributed to the Company’s continued ability to generate positive operating cash flows. Further, during 2009 and 2008, we continued to generate positive operating cash flows despite the economic downturn and challenges in our domestic operations. We expect to use our unrestricted cash and cash equivalents and ongoing cash flows from operations to fund working capital requirements, invest in our core business and reduce our long-term debt and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and share repurchases primarily from our cash flows from operations and, when necessary, our available borrowings under the variable funding notes. Management believes its current unrestricted cash and cash equivalents balance and its expected ongoing cash flows from operations will be sufficient to fund operations for the foreseeable future.

We plan capital expenditures of approximately $20.0 million to $30.0 million in fiscal 2011. These capital expenditures primarily relate to investments in existing Company-owned stores and supply chain centers as well as investments in our proprietary internally developed point-of-sale system (Domino’s PULSE™) and other technology initiatives; all of which we feel are necessary to sustain and grow our business. We did not have any material commitments for capital expenditures as of January 2, 2011.

Cash provided by operating activities was $128.3 million in 2010, $101.3 million in 2009 and $75.3 million in 2008. The $27.0 million increase in 2010 versus 2009 was due primarily to a $34.6 million increase in net income excluding non-cash adjustments. This was offset in part by a $7.5 million net change in operating assets and liabilities, due primarily to the timing of payments on current operating liabilities. The $26.0 million increase in 2009 versus 2008 was due primarily to a $27.3 million net change in operating assets and liabilities, due primarily to the timing of payments of current operating liabilities. This was offset in part by a $1.2 million decrease in net income excluding non-cash adjustments. We are focused on continually improving our net income and cash flow from operations. As noted above, we generated $128.3 million of cash from our operating activities. Even after deducting our $25.4 million of capital expenditures, we generated a substantial amount of excess cash in 2010, some of which was deployed on other activities, including investments in our business and technology initiatives, repurchases of our fixed rate notes, repurchases of our common stock or similar uses of cash. Management expects to continue to generate positive cash flows from operating activities for the foreseeable future.

Cash used in investing activities was $18.4 million in 2010 and $32.9 million in 2009. Cash provided by investing activities was $12.1 million in 2008. The $14.5 million decrease in 2010 versus 2009 was due primarily to a $17.9 million change in restricted cash and cash equivalents, offset in part by a $2.6 million increase in capital expenditures. The $45.0 million net change in 2009 versus 2008 was due primarily to a $25.1 million decrease in proceeds from the sale of assets primarily as a result of the sale of certain Company-owned operations in 2008 and a $14.4 million change in restricted cash and cash equivalents.

Cash used in financing activities was $104.3 million in 2010, $70.8 million in 2009 and $53.5 million in 2008. The $33.5 million increase in 2010 versus 2009 was due primarily to a $58.1 million decrease in proceeds from issuance of long-term debt, offset in part by a $19.9 million decrease in repayments of long-term debt and capital lease obligations. The $17.3 million increase in 2009 versus 2008 was due primarily to a $118.4 million increase in repayments of long-term debt and capital lease obligations, offset in part by a $58.0 million increase in the proceeds from issuance of long-term debt and a $43.0 million decrease in purchases of common stock.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and our current unrestricted cash and cash equivalents will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described in Item 1A. Risk Factors. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the fixed rate notes and to service, extend or refinance the variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2008, 2009 or 2010. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

New accounting pronouncements

In June 2009, the FASB amended the consolidation guidance associated with variable-interest entities. The amendments included: (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity; and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance became effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted the new consolidation guidance during the first quarter of 2010 and it did not have an impact on the consolidated results of the Company.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Contractual obligations

The following is a summary of our significant contractual obligations at January 2, 2011.

(dollars in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt (1):
Principal (2)	$-	$-	$-	$1,446.9	$-	$-	$1,446.9
Interest (3)	79.2	82.5	82.7	26.3	-	-	270.7
Capital leases (2)	1.2	1.2	1.1	0.7	0.7	1.9	6.8
Operating leases (4)	38.4	31.2	24.0	12.7	9.4	20.9	136.5

(1)	The maturity date of the long-term debt noted within the table above reflects the Company’s expected repayment date of April 25, 2014, rather than the legal maturity date of April 27, 2037. In the event that the Fixed Rate Notes are not repaid in full by April 25, 2012 and certain covenants are met, the Company has the option to extend the maturities of the Fixed Rate Notes for two one-year terms at interest rates that will be higher than the current stated rates by at least 0.25%, depending on the then current LIBOR rates and the Company’s performance against certain covenants. During the extension periods, partial principal repayments may be due depending on performance against certain covenants. Following the extension periods, or if the Company does not qualify for the extensions in 2012 and 2013, all cash generated by the Company less a specific amount allocated to the Company as a servicing fee must be used to pay down outstanding principal and interest rates may be higher than previous extension periods. As of January 2, 2011, the Company believes it will qualify for these extensions.

(2)	The long-term debt contractual obligations included above differ from the long-term debt amounts reported in our consolidated financial statements as the above amounts do not include the effect of unamortized debt discounts of approximately $23,000 at January 2, 2011. Additionally, the principal portion of the capital lease obligation amounts above, which totaled $5.3 million at January 2, 2011, are classified as debt in our consolidated financial statements.

(3)	The interest rate on our variable funding notes is based primarily on a current commercial paper rate plus 0.5%. The interest rate on Class A-2 notes is fixed at 5.261% per year. The interest rate on our Class M-1 notes is fixed at 7.269%. If the securitized debt is extended or refinanced, interest rates will be higher than the current stated rates, by at least 0.25%.

(4)	We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center, which is our corporate headquarters, under leases with expiration dates through 2022.

Liabilities for unrecognized tax benefits of $4.4 million are excluded from the above table, as we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on unrecognized tax benefits see Note 6 to the consolidated financial statements included in this Form 10-K.

Off-balance sheet arrangements

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit as of January 2, 2011 were approximately $33.9 million and relate to our insurance programs and supply chain center leases. The Company has restricted $35.4 million of cash on its consolidated balance sheet as collateral for these letters of credit. The Company has also guaranteed borrowings of franchisees of approximately $0.8 million as of January 2, 2011. Additionally, the Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $3.3 million as of January 2, 2011. We believe that none of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K includes various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. Forward-looking statements include information concerning future results of operations, and business strategy. Also, statements that contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “potential,” “outlook” and similar terms and phrases, including references to assumptions, are forward-looking statements. These forward-looking statements relating to our anticipated profitability, the growth of our international business, ability to service our indebtedness, our intentions with respect to the extension of the interest-only period on our fixed rate notes, our operating performance, the anticipated success of our new core pizza product, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in this Form 10-K. Actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

• our substantial increased indebtedness as a result of the recapitalization in 2007 and our ability to incur additional indebtedness or   refinance that indebtedness in the future;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalization in 2007, we issued fixed rate notes and, at January 2, 2011, we are only exposed to interest rate risk on borrowings under our variable funding notes. As of January 2, 2011, we had $60.0 million outstanding under our variable funding note facility. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

We are exposed to market risks from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. We may periodically enter into financial instruments to manage this risk. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use forward pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled and are accounted for as normal purchases.

Interest rate derivatives

From time to time we have entered into interest rate swaps, collars or similar instruments with the objective of managing volatility relating to our borrowing costs.

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Total revenues of approximately 10.0% in 2008, 10.5% in 2009 and 11.2% in 2010 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact of approximately $6.7 million in 2010.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Domino’s Pizza, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Domino’s Pizza, Inc. and its subsidiaries at January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9(A). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

March 1, 2011

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	January 3, 2010	January 2, 2011
CURRENT ASSETS:
Cash and cash equivalents	$42,392	$47,945
Restricted cash and cash equivalents	91,141	85,530
Accounts receivable, net of reserves of $9,190 in 2009 and $6,436 in 2010	76,273	80,410
Inventories	25,890	26,998
Notes receivable, net of reserves of $257 in 2009 and $479 in 2010	1,079	1,509
Prepaid expenses and other	6,155	9,760
Advertising fund assets, restricted	25,116	36,134
Deferred income taxes	10,622	16,752

Total current assets	278,668	305,038

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	21,825	23,211
Leasehold and other improvements	83,190	83,451
Equipment	170,202	175,125
Construction in progress	4,499	4,028

	279,716	285,815
Accumulated depreciation and amortization	(176,940)	(188,431)

Property, plant and equipment, net	102,776	97,384

OTHER ASSETS:
Investments in marketable securities, restricted	1,406	1,193
Notes receivable, less current portion, net of reserves of $865 in 2009 and $1,088 in 2010	1,936	2,668
Deferred financing costs, net of accumulated amortization of $18,167 in 2009 and $21,918 in 2010	17,266	12,274
Goodwill	17,606	17,356
Capitalized software, net of accumulated amortization of $48,063 in 2009 and $49,829 in 2010	3,233	7,788
Other assets, net of accumulated amortization of $3,439 in 2009 and $3,772 in 2010	9,024	8,490
Deferred income taxes	21,846	8,646

Total other assets	72,317	58,415

Total assets	$453,761	$460,837

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	January 3, 2010	January 2, 2011
CURRENT LIABILITIES:
Current portion of long-term debt	$50,370	$835
Accounts payable	64,120	56,602
Accrued compensation	17,168	27,418
Accrued interest	17,500	16,028
Insurance reserves	12,032	13,767
Advertising fund liabilities	25,116	36,134
Other accrued liabilities	33,117	35,342

Total current liabilities	219,423	186,126

LONG-TERM LIABILITIES:
Long-term debt, less current portion	1,522,463	1,451,321
Insurance reserves	15,127	17,438
Other accrued liabilities	17,742	16,603

Total long-term liabilities	1,555,332	1,485,362

Total liabilities	1,774,755	1,671,488

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 58,572,859 in 2009 and 60,139,061 in 2010 issued and outstanding	586	601
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	-	-
Additional paid-in capital	24,487	45,532
Retained deficit	(1,341,961)	(1,254,044)
Accumulated other comprehensive loss	(4,106)	(2,740)

Total stockholders’ deficit	(1,320,994)	(1,210,651)

Total liabilities and stockholders’ deficit	$453,761	$460,837

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 28, 2008	January 3, 2010	January 2, 2011

REVENUES:
Domestic Company-owned stores	$357,703	$335,779	$345,636
Domestic franchise	153,858	157,780	173,345
Domestic supply chain	771,106	763,733	875,517
International	142,447	146,765	176,396

Total revenues	1,425,114	1,404,057	1,570,894

COST OF SALES:
Domestic Company-owned stores	298,857	274,474	278,297
Domestic supply chain	699,669	680,427	778,510
International	63,327	62,180	75,498

Total cost of sales	1,061,853	1,017,081	1,132,305

OPERATING MARGIN	363,261	386,976	438,589

GENERAL AND ADMINISTRATIVE	168,231	197,467	210,887

INCOME FROM OPERATIONS	195,030	189,509	227,702

INTEREST INCOME	2,746	683	244

INTEREST EXPENSE	(114,906)	(110,945)	(96,810)

OTHER	-	56,275	7,809

INCOME BEFORE PROVISION FOR INCOME TAXES	82,870	135,522	138,945

PROVISION FOR INCOME TAXES	28,899	55,778	51,028

NET INCOME	$53,971	$79,744	$87,917

EARNINGS PER SHARE:

Common Stock – basic	$0.93	$1.39	$1.50
Common Stock – diluted	$0.93	$1.38	$1.45

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	December 28, 2008	January 3, 2010	January 2, 2011
NET INCOME	$53,971	$79,744	$87,917
OTHER COMPREHENSIVE INCOME, BEFORE TAX:

Currency translation adjustment	(846)	296	(34)
Reclassification adjustment for losses included in net income	2,132	1,790	2,837

	1,286	2,086	2,803

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME:

Currency translation adjustment	(19)	(171)	(359)
Reclassification adjustment for losses included in net income	(810)	(680)	(1,078)

	(829)	(851)	(1,437)

OTHER COMPREHENSIVE INCOME, NET OF TAX	457	1,235	1,366

COMPREHENSIVE INCOME	$54,428	$80,979	$89,283

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Deficit	Currency Translation Adjustment	Fair Value of Derivative Instruments
	Shares	Amount
BALANCE AT DECEMBER 30, 2007	59,665,087	$597	$-	$(1,444,938)	$435	$(6,233)

Net income	-	-	-	53,971	-	-
Issuance of common stock	552,491	6	4,446	-	-	-
Purchase of common stock	(3,369,522)	(34)	(12,204)	(30,738)	-	-
Exercise of stock options	136,099	1	1,036	-	-	-
Tax benefit from exercise of stock options	-	-	272	-	-	-
Non-cash compensation expense	-	-	9,059	-	-	-
Other	-	-	(756)	-	-	-
Currency translation adjustment, net of tax	-	-	-	-	(865)	-
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	1,322

BALANCE AT DECEMBER 28, 2008	56,984,155	570	1,853	(1,421,705)	(430)	(4,911)

Net income	-	-	-	79,744	-	-
Issuance of common stock	1,365,903	14	4,362	-	-	-
Exercise of stock options	222,801	2	756	-	-	-
Tax benefit from exercise of stock options	-	-	383	-	-	-
Non-cash compensation expense	-	-	17,254	-	-	-
Other	-	-	(121)	-	-	-
Currency translation adjustment, net of tax	-	-	-	-	125	-
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	1,110

BALANCE AT JANUARY 3, 2010	58,572,859	586	24,487	(1,341,961)	(305)	(3,801)

Net income	-	-	-	87,917	-	-
Issuance of common stock	927,620	9	4,539	-	-	-
Common stock effectively repurchased for required employee withholding taxes	(93,501)	(1)	(1,081)	-	-	-
Purchase of common stock	(343,884)	(3)	(5,381)	-	-	-
Exercise of stock options	1,075,967	10	9,440	-	-	-
Tax benefit from exercise of stock options	-	-	2,100	-	-	-
Non-cash compensation expense	-	-	13,370	-	-	-
Other	-	-	(1,942)	-	-	-
Currency translation adjustment, net of tax	-	-	-	-	(393)	-
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	1,759

BALANCE AT JANUARY 2, 2011	60,139,061	601	$45,532	$(1,254,044)	$(698)	$(2,042)

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 28, 2008	January 3, 2010	January 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,971	$79,744	$87,917
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	28,377	24,064	24,052
Gains on debt extinguishment	-	(56,275)	(7,809)
(Gains) losses on sale/disposal of assets	(13,752)	1,843	403
Provision for losses on accounts and notes receivable	7,714	1,542	64
Provision for deferred income taxes	2,046	19,476	6,027
Amortization of deferred financing costs, debt discount and other	11,103	9,621	7,837
Non-cash compensation expense	9,059	17,254	13,370
Changes in operating assets and liabilities-
Increase in accounts receivable	(10,304)	(7,235)	(3,395)
Decrease (increase) in inventories, prepaid expenses and other	1,245	(1,050)	(2,357)
Increase (decrease) in accounts payable and accrued liabilities	(15,293)	16,286	(1,582)
Increase (decrease) in insurance reserves	1,091	(3,996)	3,798

Net cash provided by operating activities	75,257	101,274	128,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,411)	(22,870)	(25,421)
Proceeds from sale of assets	28,874	3,730	2,737
Change in restricted cash	2,080	(12,270)	5,611
Other	549	(1,481)	(1,307)

Net cash provided by (used in) investing activities	12,092	(32,891)	(18,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	3,000	60,995	2,861
Repayments of long-term debt and capital lease obligations	(18,312)	(136,679)	(116,760)
Proceeds from issuance of common stock	4,452	4,376	4,548
Proceeds from exercise of stock options	1,037	758	9,450
Tax benefit from exercise of stock options	272	383	2,100
Purchase of common stock	(42,976)	-	(5,384)
Tax payments for performance-based restricted stock	-	-	(1,082)
Other	(1,004)	(629)	-

Net cash used in financing activities	(53,531)	(70,796)	(104,267)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	210	(567)	(125)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,028	(2,980)	5,553

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,344	45,372	42,392

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$45,372	$42,392	$47,945

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2008 fiscal year ended December 28, 2008, the 2009 fiscal year ended January 3, 2010, and the 2010 fiscal year ended January 2, 2011. The 2008 and 2010 fiscal years each consisted of fifty-two weeks, while the 2009 fiscal year consisted of fifty-three weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash includes $37.2 million of cash held for future interest payments, $35.4 million of cash held in trust or as collateral for outstanding letters of credit, $6.6 million of cash held in interest reserves, $6.0 million cash held for capitalization of entities, and $0.3 million of other restricted cash.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventories at January 3, 2010 and January 2, 2011 are comprised of the following (in thousands):

	2009	2010
Food	$22,047	$23,134
Equipment and supplies	3,843	3,864

Inventories	$25,890	$26,998

Notes Receivable

During the normal course of business, the Company may provide financing to franchisees in the form of notes. Notes receivable generally require monthly payments of principal and interest, or monthly payments of interest only, generally ranging from 8% to 10%, with balloon payments of the remaining principal due one to seven years from the original issuance date. Such notes are generally secured by the related assets or business. The carrying amounts of these notes approximate fair value.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, as well as covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions. Amortization expense related to intangible assets for financial reporting purposes is provided using the straight-line method over the useful lives for covenants not-to-compete and other intangible assets and was approximately $376,000, $335,000 and $333,000 in 2008, 2009, and 2010, respectively. As of January 2, 2011, scheduled amortization of these assets for the next five fiscal years is approximately $333,000 in each of 2011, 2012 and 2013, respectively and approximately $51,000 in 2014. There is no scheduled amortization in 2015. The carrying value of intangible assets as of January 3, 2010 and January 2, 2011 was approximately $1.4 million and $1.1 million, respectively.

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

Included in land and buildings as of January 3, 2010 and January 2, 2011 are capital lease assets of approximately $3.6 million and $4.4 million, which are net of $2.6 million and $3.3 million of accumulated amortization, respectively, primarily related to the lease of a supply chain center building, and to a lesser extent in 2010, leases of computer equipment. The capital lease assets are being amortized using the straight-line method over the lease terms.

Depreciation and amortization expense on property, plant and equipment was approximately $22.7 million, $21.8 million and $21.5 million in 2008, 2009 and 2010, respectively.

Impairments of Long-Lived Assets

The Company evaluates the potential impairment of long-lived assets based on various analyses including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset or the estimated fair value of the asset, an impairment loss is recognized and the asset is written down to its estimated fair value. The Company did not record an impairment loss on long-lived assets in 2008, 2009 or 2010.

Investments in Marketable Securities

Investments in marketable securities consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plan (Note 7). These investments are stated at aggregate fair value, are restricted and have been placed in a rabbi trust whereby the amounts are irrevocably set aside to fund the Company’s obligations under the deferred compensation plan. The Company classifies and accounts for these investments in marketable securities as trading securities.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Deferred Financing Costs

Deferred financing costs primarily include debt issuance costs incurred by the Company as part of the 2007 Recapitalization (Note 4). Amortization is provided on a straight-line basis over the expected terms of the respective debt instruments to which the costs relate and is included in interest expense.

In connection with the Company’s repurchases and retirement of its Fixed Rate Notes (Note 4), the Company wrote-off financing costs of approximately $2.3 million and $1.2 million in 2009 and 2010, respectively. Deferred financing cost expense, including the aforementioned amounts, was approximately $9.0 million, $7.8 million and $5.0 million in 2008, 2009 and 2010, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2008, 2009 or 2010.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from one to five years. Capitalized software amortization expense was approximately $5.3 million, $1.9 million and $2.3 million in 2008, 2009 and 2010, respectively. The Company received $6.1 million, $2.7 million and $1.9 million from franchisees from the sale and enhancements of internally developed point-of-sale software during 2008, 2009 and 2010, respectively.

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

Insurance reserves relating to our retention programs are based on undiscounted actuarial estimates. These estimates are based on historical information and on certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company receives an annual estimate of outstanding insurance exposures from its independent actuary and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. In management’s opinion, the insurance reserves at January 3, 2010 and January 2, 2011 are sufficient to cover related losses.

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

Domestic Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with Domestic Stores (Note 11) that purchase all of their food from Company-owned supply chain centers. These profit-sharing arrangements generally provide participating stores with 50% of their regional supply chain center’s pre-tax profits based upon each store’s purchases from the supply chain center. Profit-sharing obligations are recorded as a revenue reduction in Domestic Supply Chain (Note 11) in the same period as the related revenues and costs are recorded, and were $44.4 million, $55.4 million and $62.8 million in 2008, 2009 and 2010, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $35.3 million, $33.0 million and $30.2 million during 2008, 2009 and 2010, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Domestic Stores are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund Inc. (DNAF), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $15.2 million, $16.4 million and $19.5 million in 2008, 2009 and 2010, respectively. DNAF also received national advertising contributions from franchisees of approximately $105.6 million, $131.2 million and $161.4 million during 2008, 2009 and 2010, respectively. Franchisee contributions to DNAF and offsetting disbursements are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza brand. Accordingly, all assets held by the DNAF are considered restricted.

Rent

The Company leases certain equipment, vehicles, retail store and supply chain center locations and its corporate headquarters under operating leases with expiration dates through 2022. Rent expenses totaled approximately $41.5 million, $42.0 million and $41.1 million during 2008, 2009 and 2010, respectively.

Derivative Instruments

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value.

In connection with the 2007 Recapitalization, the Company entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion. This interest rate swap was entered into to hedge the variability of future interest rates in contemplation of the recapitalization-related debt issuances. The Company subsequently settled the swap agreement with a cash payment of $11.5 million, in accordance with its terms, concurrent with the issuance of debt as part of the 2007 Recapitalization. In connection with this settlement, the accumulated other comprehensive loss amount was adjusted for the after-tax net settlement amount of $7.1 million which is being amortized into interest expense over the remaining term of the hedged item. The Company had no outstanding derivative instruments as of January 3, 2010 and January 2, 2011.

Stock Options and Other Equity-Based Compensation Arrangements

The cost of all of the Company’s employee stock options, as well as other equity-based compensation arrangements, is reflected in the financial statements based on the estimated fair value of the awards.

Earnings Per Share

The Company discloses two calculations of earnings per share (EPS): basic EPS and diluted EPS. The numerator in calculating common stock basic and diluted EPS is consolidated net income. The denominator in calculating common stock basic EPS is the weighted average shares outstanding. The denominator in calculating common stock diluted EPS includes the additional dilutive effect of outstanding stock options and unvested restricted stock and unvested performance-based restricted stock grants.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $104.9 million, $99.2 million and $88.8 million during 2008, 2009 and 2010, respectively. Cash paid for income taxes was approximately $30.2 million, $32.8 million and $49.3 million in 2008, 2009 and 2010, respectively.

New Accounting Pronouncements

In 2009, the Financial Accounting Standards Board (FASB) amended the consolidation guidance associated with variable-interest entities. The amendments included: (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity; and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted the new consolidation guidance during 2010 and it did not have an impact on the consolidated results of the Company.

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

(2)	EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2008	2009	2010
Net income available to common stockholders – basic and diluted	$53,971	$79,744	$87,917

Weighted average number of common shares	57,755,519	57,409,448	58,467,769

Earnings per common share – basic	$0.93	$1.39	$1.50

Diluted weighted average number of common shares	58,339,535	57,827,697	60,815,898

Earnings per common share – diluted	$0.93	$1.38	$1.45

The denominator in calculating the common stock diluted EPS does not include 8,263,719 stock options in 2008, 9,186,229 stock options in 2009 and 674,710 stock options in 2010, as their inclusion would be anti-dilutive.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In 2008, the FASB issued authoritative guidance on participating securities. Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid. are considered participating securities and should be included in the computation of both basic and diluted earnings per share using the two-class method. The Company evaluated the impact of this guidance and determined that the basic and diluted earnings per share amounts as reported are equivalent to the basic and diluted earnings per share amounts calculated under the guidance for all periods presented.

(3)	FAIR VALUE MEASUREMENTS

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following table summarizes the carrying amounts and fair values of certain assets at January 3, 2010:

	At January 3, 2010
	Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$37,078	$37,078	$-	$-
Restricted cash equivalents	51,962	51,962	-	-
Investments in marketable securities	1,406	1,406	-	-

The following table summarizes the carrying amounts and fair values of certain assets at January 2, 2011:

	At January 2, 2011
	Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$44,415	$44,415	$-	$-
Restricted cash equivalents	34,715	34,715	-	-
Investments in marketable securities	1,193	1,193	-	-

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(4)	RECAPITALIZATION AND FINANCING ARRANGEMENTS

2007 Recapitalization

During 2007, the Company completed a recapitalization transaction (the 2007 Recapitalization) consisting of, among other things, (i) issuing $1.7 billion of borrowings of fixed rate notes as described below, (ii) purchasing and retiring all of the outstanding 8 1/4% senior subordinated notes due 2011, (iii) the repayment of all outstanding borrowings under a previous credit agreement, and (iv) a special cash dividend to stockholders and related anti-dilution payments and adjustments to certain option holders.

As part of the 2007 Recapitalization, a wholly-owned subsidiary of DPLLC and three of its wholly-owned subsidiaries completed an asset-backed securitization (ABS) by co-issuing a $1.85 billion facility in a private transaction consisting of $1.6 billion of 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 (Class A-2 Notes), $100.0 million of 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 (Class M-1 Notes and collectively with Class A-2 Notes, the Fixed Rate Notes) and $150.0 million of Variable Rate Series 2007-1 Senior Variable Funding Notes, Class A-1 (the Variable Funding Notes). Gross proceeds from the issuance of the Fixed Rate Notes were $1.7 billion. The Variable Funding Notes were undrawn upon at issuance.

The Fixed Rate Notes and the Variable Funding Notes

The Class A-2 Notes bear interest at 5.261%, payable quarterly. The Class M-1 Notes bear interest at 7.629%, payable quarterly. The Fixed Rate Notes and Variable Funding Notes require no annual principal payments and the expected repayment date is April 25, 2014, with legal final maturity on April 27, 2037. In the event that the Fixed Rate Notes are not repaid in full by April 25, 2012 and certain covenants are met, the Company has the option to extend the maturities of the Fixed Rate Notes for two one-year terms at interest rates that will be higher than the current stated rates by at least 0.25%, depending on then current LIBOR rates and the Company’s performance against certain covenants. During the extension periods, partial principal repayments may be due depending on performance against certain covenants. Following the extension periods, or if the Company does not qualify for the extensions in 2012 and 2013, all cash generated by the Company less a specific amount allocated to the Company as a servicing fee must be used to pay down outstanding principal amounts and interest rates may be higher than previous extension periods.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Fixed Rate Notes are subject to certain financial and non-financial covenants, including a debt service coverage calculation, as defined in the related agreements. The covenants, among other things, limit the ability of certain of our subsidiaries to declare dividends, make loans or advances or enter into transactions with affiliates. In the event that certain covenants are not met, the Fixed Rate Notes may become partially or fully due and payable on an accelerated schedule. Additionally, in the event that one or both of the insurance companies that provide financial guarantees of our Fixed Rate Notes and Variable Funding Note payments were to become the subject of insolvency or similar proceedings, the lenders would not be required to fund our Variable Funding Notes. Further, if one or both of the insurance companies’ obligations under the related policies were terminated or canceled as a result of those proceedings, all unpaid amounts could become immediately due and payable at the direction or consent of holders of a majority of the outstanding Fixed Rate Notes or the remaining insurance company that is not the subject of insolvency or similar proceedings. In addition, the Company may voluntarily prepay, in part or in full, the Fixed Rate Notes at any time, subject to certain make-whole interest obligations.

Interest and principal on the Class M-1 Notes is subordinated to interest and principal on the Class A-2 Notes and the Variable Funding Notes.

The Variable Funding Notes allowed for the issuance of up to $150.0 million of financing and certain other credit instruments, including up to $60.0 million of letters of credit in support of various obligations of the Company. Interest on a portion of the outstanding Variable Funding Note borrowings is payable quarterly at a rate equal to a commercial paper rate plus 0.5%, with the remainder at LIBOR plus 0.5%. During 2008, one of the Company’s Variable Funding Notes providers (the Primary VFN Provider) declared bankruptcy. As a result of the Primary VFN Provider’s bankruptcy, the Company’s ability to draw upon the Variable Funding Notes was reduced to $60.0 million. As a result of the reduction in the Variable Funding Notes, the Company wrote-off approximately $1.3 million of deferred financing fees to interest expense during 2008. At January 2, 2011, there were $60.0 million of borrowings on the Variable Funding Notes and the Company currently has no borrowing capacity available under the $60.0 million facility.

At January 2, 2011, management estimates that the over $1.3 billion of outstanding Class A-2 Notes had a fair value of approximately $1.3 billion and the $76.1 million of outstanding Class M-1 Notes had a fair value of approximately $78.0 million. The Company determined the estimated fair value amounts by using available market information. The Company obtained broker quotes from three separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Letters of Credit

During 2009, DPLLC entered into a Letter of Credit Agreement (the L/C Agreement) pursuant to which the counterparty may issue, at DPLLC’s request, up to $50.0 million of standby letters of credit (the Commitment) for the account of DPLLC and its subsidiaries. Pursuant to the L/C Agreement, DPLLC will maintain a cash collateral account holding an amount equal to 105% of any outstanding letters of credit and pay to the counterparty quarterly commitment fees of 0.375% per annum of the unused portion of the commitment and quarterly letter of credit fees of 0.75% per annum of the undrawn face amount of any outstanding letters of credit. As of January 2, 2011, the Company had $29.0 million of outstanding standby letters of credit under the L/C Agreement and restricted $30.5 million of cash on its consolidated balance sheet as collateral for these outstanding letters of credit. These letters of credit primarily relate to our insurance programs and supply chain center leases.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As a result of, and concurrent with the execution of the L/C Agreement, the Company terminated substantially all of its pre-existing letters of credit in order to provide additional borrowing availability under its Variable Funding Notes. During fiscal 2009, the Company borrowed a total of approximately $61.0 million under the Variable Funding Notes and repaid $3.4 million of those borrowings. During fiscal 2010, the Company borrowed an additional $2.4 million under its Variable Funding Notes and is currently fully drawn on the $60.0 million facility.

Repurchases of Long-Term Debt

During 2009, the Company repurchased and retired approximately $189.2 million in principal amount of its Class A-2 Notes for a total purchase price of approximately $133.9 million, including approximately $1.0 million of accrued interest that resulted in pre-tax gains of approximately $56.3 million in 2009. The pre-tax gains were recorded in Other in the Company’s consolidated statements of income. In connection with the aforementioned transactions, the Company wrote-off deferred financing fees of approximately $2.3 million in 2009, which were recorded in interest expense in the Company’s consolidated statements of income.

During 2010, the Company repurchased and retired $100.0 million in principal amount of its Class A-2 Notes and approximately $23.9 million in principal amount of its Class M-1 Notes for a total purchase price of approximately $116.6 million, including approximately $0.5 million of accrued interest that resulted in pre-tax gains of approximately $7.8 million. The net pre-tax gains were recorded in Other in the Company’s consolidated statements of income. In connection with the aforementioned transactions, the Company wrote-off deferred financing fees and prepaid insurance fees totaling approximately $1.7 million in 2010, which were recorded in interest expense in the Company’s consolidated statements of income.

Consolidated Long-Term Debt

At January 3, 2010 and January 2, 2011, consolidated long-term debt consisted of the following (in thousands):

	2009	2010
Variable Funding Notes	$57,593	$60,000
5.261% Class A-2 Notes; expected repayment date April 2014; legal final maturity April 2037, net of an unamortized discount of $30,000 in 2009 and $23,000 in 2010	1,410,756	1,310,763
7.629% Class M-1 Notes; expected repayment date April 2014; legal final maturity April 2037	100,000	76,110
Capital lease obligations	4,484	5,283

Total debt	1,572,833	1,452,156
Less – current portion	50,370	835

Consolidated long-term debt	$1,522,463	$1,451,321

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At January 2, 2011, maturities of long-term debt and capital lease obligations are as follows, which exclude approximately $23,000 unamortized discount on the Class A-2 Notes (in thousands):

2011	$835
2012	871
2013	781
2014	1,447,415
2015	565
Thereafter	1,712

$1,452,179

(5)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of January 2, 2011, the future minimum rental commitments for all non-cancelable leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2011	$38,404	$1,207	$39,611
2012	31,208	1,207	32,415
2013	23,965	1,059	25,024
2014	12,657	736	13,393
2015	9,375	736	10,111
Thereafter	20,935	1,903	22,838

Total future minimum rental commitments	$136,544	6,848	$143,392

Less – amounts representing interest		(1,565)

Total principal payable on capital leases		$5,283

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(6)	INCOME TAXES

Income before provision for income taxes in 2008, 2009 and 2010 consists of the following (in thousands):

	2008	2009	2010
Domestic	$82,583	$134,593	$139,902
Foreign	287	929	(957)

	$82,870	$135,522	$138,945

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2008, 2009 and 2010 are summarized as follows (in thousands):

	2008	2009	2010
Federal income tax provision based on the statutory rate	$29,005	$47,433	$48,631
State and local income taxes, net of related Federal income taxes	1,123	3,494	4,458
Non-resident withholding and foreign income taxes	8,147	8,323	10,622
Foreign tax and other tax credits	(8,097)	(7,892)	(12,622)
Losses attributable to foreign subsidiaries	1,422	1,597	-
Non-deductible expenses	812	1,106	1,977
Unrecognized tax benefits, net of related Federal income taxes	(2,990)	1,783	(1,847)
Other	(523)	(66)	(191)

	$28,899	$55,778	$51,028

The components of the 2008, 2009 and 2010 consolidated provision for income taxes are as follows (in thousands):

	2008	2009	2010
Provision for Federal income taxes –
Current provision	$20,416	$21,597	$32,077
Deferred provision	2,343	18,562	4,748

Total provision for Federal income taxes	22,759	40,159	36,825
Provision (benefit) for state and local income taxes –
Current provision (benefit)	(1,710)	6,395	2,302
Deferred provision (benefit)	(297)	901	1,279

Total provision (benefit) for state and local income taxes	(2,007)	7,296	3,581
Provision for non-resident withholding and foreign income taxes	8,147	8,323	10,622

	$28,899	$55,778	$51,028

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of January 3, 2010 and January 2, 2011, the significant components of net deferred income taxes are as follows (in thousands):

	2009	2010
Deferred Federal income tax assets –
Depreciation, amortization and asset basis differences	$14,869	$8,314
Insurance reserves	6,921	8,339
Covenants not-to-compete	4,622	3,456
Stock compensation	11,044	12,764
Other accruals and reserves	7,508	14,137
Bad debt reserves	3,449	3,023
Derivatives liability	2,330	1,252
Other	2,093	2,597

Total deferred Federal income tax assets	52,836	53,882

Deferred Federal income tax liabilities –
Capitalized software	5,984	7,143
Gain on debt extinguishments	19,696	22,682
Foreign tax credit	1,975	1,096
Other	-	3,571

Total deferred Federal income tax liabilities	27,655	34,492

Net deferred Federal income tax asset	25,181	19,390
Net deferred state and local income tax asset	7,287	6,008

Net deferred income taxes	$32,468	$25,398

As of January 3, 2010, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$10,622	$49,501	$60,123
Deferred tax liabilities	-	(27,655)	(27,655)

Net deferred income taxes	$10,622	$21,846	$32,468

As of January 2, 2011, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$18,092	$41,798	$59,890
Deferred tax liabilities	(1,340)	(33,152)	(34,492)

Net deferred income taxes	$16,752	$8,646	$25,398

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

The Company recognizes the financial statement benefit of a tax position if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in income tax expense.

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

During 2010, the Company accrued interest expense of $0.3 million and released interest of $0.7 million and penalties of $0.4 million. At January 2, 2011, the amount of unrecognized tax benefits was $4.4 million of which, if ultimately recognized, $3.0 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. At January 2, 2011, the Company had $0.5 million of accrued interest and no accrued penalties. This amount is excluded from the $4.4 million total unrecognized tax benefit.

The decrease of unrecognized tax benefits during 2010 primarily relates to state income tax matters resulting from a retroactive change in state law and the lapse of state statute of limitations.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 30, 2007	$10,723
Additions for tax positions of prior years	48
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(2,594)
Settlements during the period	(3,523)

Balance as of December 28, 2008	4,654
Additions for tax positions of prior years	2,854
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(593)
Settlements during the period	(80)
Lapses of applicable statute of limitations	(46)

Balance as of January 3, 2010	6,789
Additions for tax positions of prior years	548
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(2,130)
Lapses of applicable statute of limitations	(802)

Balance as of January 2, 2011	$4,405

The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2007 and the relevant state statutes vary. The Company expects the current ongoing examinations to be concluded in the next twelve months and does not expect the assessment of any significant additional amount in excess of amounts reserved.

(7)	EMPLOYEE BENEFITS

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 100% of the first 3% of each employee’s elective deferrals and 50% of the next 2% of each employee’s elective deferrals. The Company’s matching contributions during 2008, 2009 and 2010 were in Company common stock and vested immediately. The expenses incurred for Company contributions to the plan were approximately $3.4 million in each of 2008 and 2009, respectively and $3.6 million in 2010. The Company contributed 365,561 shares, 449,583 shares and 271,052 shares of common stock to the plan in 2008, 2009 and 2010, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2008, 2009 or 2010.

The Company has an employee stock purchase discount plan (the ESPDP). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for one year. There are 1,000,000 shares authorized to be issued under the ESPDP. There were 186,930 shares, 163,590 shares and 95,720 shares issued under the ESPDP in 2008, 2009 and 2010, respectively.

(8)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit. The Company’s exposure to credit loss for stand-by letters of credit is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of January 2, 2011 are $33.9 million, and relate to the Company’s insurance programs and supply chain center leases. The Company has also guaranteed borrowings of franchisees of approximately $0.8 million as of January 2, 2011. Additionally, the Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $3.3 million as of January 2, 2011.

(9)	EQUITY INCENTIVE PLANS

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statements of income based on the estimated fair value of the awards.

The Company has two equity incentive plans, both of which benefit certain of the Company’s employees and directors: the TISM, Inc. Stock Option Plan (the TISM Stock Option Plan) and the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Equity Incentive Plan) (collectively, the Equity Incentive Plans). The TISM Stock Option Plan has been amended to prohibit the granting of additional stock options. As of January 2, 2011, the number of options granted and outstanding under the TISM Stock Option Plan was 982,358 shares of non-voting common stock and the number of options granted and outstanding under the 2004 Equity Incentive Plan was 8,013,309 shares of common stock. As of January 2, 2011, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 5,051,116 shares were authorized for grant but have not been granted. Subsequent to January 2, 2011, the Company granted 187,000 stock options, 78,750 performance-based restricted shares and 53,125 restricted shares to certain employees of the Company.

The Company recorded total non-cash compensation expense of $9.1 million, $17.3 million and $13.4 million in 2008, 2009 and 2010, respectively, which reduced net income by $5.6 million, $10.3 million and $8.2 million in 2008, 2009 and 2010, respectively. All non-cash compensation expense amounts are recorded in general and administrative expense.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In March 2009, the Company’s Board of Directors authorized a stock option exchange program that allowed eligible employees the opportunity to exchange certain options granted under the 2004 Equity Incentive Plan for a lesser number of replacement options with lower exercise prices. The Company’s shareholders approved the stock option exchange program at the 2009 Annual Meeting of Shareholders, held on April 28, 2009, and the Company executed the program in 2009. This amendment was accounted for as a modification. The incremental value to the option holders created as a result of the modification is being recognized as additional compensation expense over the remaining service period. This amount was calculated to be approximately $1.3 million (after-tax), of which approximately $0.8 million and $0.2 million (after-tax) was recognized in 2009 and 2010, respectively.

Separately, the Company’s Board of Directors authorized management to amend existing stock option agreements currently issued under the 2004 Equity Incentive Plan and all future stock option agreements issued under the 2004 Equity Incentive Plan. These amendments provide for accelerated vesting and extended exercise periods upon the retirement of option holders who have achieved specified service and age requirements. The amended terms of the relevant stock option agreements became effective in 2009. The amendments to the existing awards were accounted for as a modification. The incremental value to option holders created as a result of the modification is being recognized as additional compensation expense over the remaining service period. This amount was calculated to be approximately $0.3 million (after-tax), of which approximately $0.2 million and $0.1 million (after-tax) was recognized in 2009 and 2010, respectively. Additionally, the Company was required to accelerate previously unrecognized compensation expense that it would have been required to expense in future periods for these stock options during 2009. This resulted in the acceleration of approximately $2.1 million (after-tax) of compensation expense in 2009 for employees who accepted the amendment and who will meet the specified service and age requirements prior to the original vesting date. The $2.1 million (after-tax) of compensation expense recognized in 2009 was not incremental expense, but merely an acceleration of expense that would have been recognized in future periods.

Stock Options

Options granted under the Equity Incentive Plans prior to fiscal 2009 were generally granted at the market price at the date of the grant, expire ten years from the date of grant and vest within five years from the date of grant. Options granted under the Equity Incentive Plans in fiscal 2009 and fiscal 2010 were granted at the market price at the date of the grant, expire ten years from the date of grant and vest within three years from the date of grant. Additionally, all options granted become fully exercisable upon vesting.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock option activity related to the Equity Incentive Plans is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Options at December 30, 2007	7,794,518	$13.16
Options granted	2,693,500	11.76
Options cancelled	(469,867)	12.73
Options exercised	(136,099)	7.63

Options at December 28, 2008	9,882,052	$12.87
Options granted (1)	4,964,011	9.71
Options cancelled (1)	(4,729,368)	17.30
Options exercised	(222,801)	3.40

Options at January 3, 2010	9,893,894	$9.38
Options granted	675,500	11.87
Options cancelled	(497,760)	9.93
Options exercised	(1,075,967)	8.80

Options at January 2, 2011	8,995,667	$9.60	5.7	$57,105

Exercisable at January 2, 2011	5,835,526	$9.27	4.8	$38,975

(1)	The number of options granted and cancelled in fiscal 2009 includes 3,898,411 stock options granted and 4,469,436 stock options cancelled in connection with the Company’s stock option exchange program.

The total intrinsic value of options exercised was approximately $0.7 million, $1.0 million and $5.5 million in 2008, 2009 and 2010, respectively. Cash received from the exercise of stock options was approximately $1.0 million, $0.8 million and $9.5 million in 2008, 2009 and 2010, respectively. The tax benefit realized from stock options exercised was approximately $0.3 million, $0.4 million and $2.1 million in 2008, 2009 and 2010, respectively.

As of January 2, 2011, there was $10.3 million of total unrecognized compensation cost related to unvested options granted under the Equity Incentive Plans which will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Management estimated the fair value of each option grant made during 2008, 2009 and 2010 as of the date of the grant using the Black-Scholes option pricing method. Weighted average assumptions are presented in the following table (this excludes options granted in connection with the Company’s stock option exchange program). The risk-free interest rate is based on the estimated effective term, and is the five-year or the average of the five-year and seven-year U.S. Treasury Bond rates, as applicable, as of the grant date. The expected life (years) is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price.

	2008	2009	2010
Risk-free interest rate	3.9%	2.5%	2.1%
Expected life (years)	6.0	5.0	4.6
Expected volatility	30.3%	42.3%	45.0%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average fair value per share	$4.35	$2.99	$4.78

The weighted average assumptions used to calculate the incremental fair value associated with the options granted in connection with the Company’s 2009 stock option exchange program were as follows: (i) risk-free interest rate of 1.6%, (ii) expected life of 3.1 years, (iii) expected volatility of 58.8%, and (iv) expected dividend yield of 0.0%.

Option valuation models require the input of highly subjective assumptions. In management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options, as changes in subjective input assumptions can significantly affect the fair value estimate.

Other Equity-Based Compensation Arrangements

The Company granted 75,000 shares of restricted stock in each of 2008 and 2009 and 25,000 shares of restricted stock in 2010 to an employee and officer of the Company pursuant to the related employment agreements. These restricted stock grants are considered granted for accounting purposes in the year the related employment agreement was signed and the related per share expense was amortized on a straight-line basis over the period from the accounting grant date to the end of fiscal 2010. As of January 2, 2011, there was no unrecognized compensation cost related to these restricted stock grants. Separately, the Company granted 42,000 shares of restricted stock in 2010 to members of its board of directors. These grants generally vest one-year from the date of the grant and have a fair value equal to the market price of the Company’s stock on the grant date. As of January 2, 2011, there was approximately $0.1 million of total unrecognized compensation cost related to these restricted stock grants.

The Company granted 694,000 shares of performance-based restricted stock in 2009 and 602,355 shares of performance-based restricted stock in 2010 to certain employees of the Company. The performance-based restricted stock awards are separated into three tranches and have time-based and performance-based vesting conditions with the last tranche vesting three years from the issuance date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. These awards are considered granted for accounting purposes when the performance target is set, which is generally in the fourth quarter of each year. The Company recorded total non-cash compensation expense of $1.4 million and $4.3 million in 2009 and 2010, respectively, related to these awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of January 2, 2011, there was an estimated $9.7 million of total unrecognized compensation cost related to performance-based restricted stock.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted stock and performance-based restricted stock activity related to the Equity Incentive Plans is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 3, 2010	814,000	$9.96
Shares granted (1)	669,355	$12.52
Shares cancelled	(92,378)	$11.78
Shares vested	(278,378)	$9.80

Nonvested at January 2, 2011	1,112,599	$11.39

(1)	The weighted average grant date fair value for performance-based restricted shares granted was calculated based on the market price on the grant dates. Certain tranches will ultimately be valued when the performance condition is established for each tranche, which generally occurs in the fourth quarter of each fiscal year.

(10)	CAPITAL STRUCTURE

The Company has a Board of Directors approved open market share repurchase program for up to $200.0 million of the Company’s common stock, which has historically been funded by excess cash flow and borrowings available under the Variable Funding Notes. During 2008 and 2010, the Company repurchased 3,369,522 and 343,884 shares of common stock for approximately $42.9 million and $5.4 million, respectively. The Company did not repurchase any shares of its common stock during 2009. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital. In instances where there is no additional paid-in capital, the difference is recognized in retained deficit.

As of January 2, 2011, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at January 3, 2010 and January 2, 2011 are as follows:

	2009	2010
Voting	58,459,011	60,024,010
Non-Voting	113,848	115,051

Total Common Stock	58,572,859	60,139,061

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(11)	SEGMENT INFORMATION

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

The tables below summarize the financial information concerning the Company’s reportable segments for 2008, 2009 and 2010. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Supply Chain segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements. Tabular amounts presented below are in thousands.

	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues-
2008	$511,561	$870,675	$142,447	$(99,569)	$-	$1,425,114
2009	493,559	852,030	146,765	(88,297)	-	1,404,057
2010	518,981	971,668	176,396	(96,151)	-	1,570,894

Segment Income-
2008	$123,299	$54,803	$64,375	N/A	$(22,318)	$220,159
2009	132,637	64,425	67,225	N/A	(30,770)	233,517
2010	149,839	77,009	79,553	N/A	(40,874)	265,527

Income from Operations-
2008	$126,907	$47,058	$63,934	N/A	$(42,869)	$195,030
2009	121,487	57,044	66,822	N/A	(55,844)	189,509
2010	141,305	69,579	79,137	N/A	(62,319)	227,702

Capital Expenditures-
2008	$7,644	$4,844	$109	N/A	$6,814	$19,411
2009	4,399	8,512	1,082	N/A	8,877	22,870
2010	4,090	9,205	275	N/A	11,851	25,421

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles Total Segment Income to consolidated income before provision for income taxes:

	2008	2009	2010
Total Segment Income	$220,159	$233,517	$265,527
Depreciation and amortization	(28,377)	(24,064)	(24,052)
Gains (losses) on sale/disposal of assets	13,752	(1,843)	(403)
Other non-cash compensation expense	(9,059)	(12,533)	(13,370)
Expenses for 2009 stock option plan changes	-	(4,937)	-
Store rationalization expenses	-	(631)	-
Separation and related expenses	(1,445)	-	-

Income from operations	195,030	189,509	227,702
Interest income	2,746	683	244
Interest expense	(114,906)	(110,945)	(96,810)
Other	-	56,275	7,809

Income before provision for income taxes	$82,870	$135,522	$138,945

The following table summarizes the Company’s identifiable asset information as of January 3, 2010 and January 2, 2011:

	2009	2010
Domestic Stores	$63,738	$64,439
Domestic Supply Chain	115,443	118,693

Total domestic assets	179,181	183,132
International	14,390	22,293
Unallocated	260,190	255,412

Total consolidated assets	$453,761	$460,837

Unallocated assets primarily include cash and cash equivalents, restricted cash, advertising fund assets, investments in marketable securities, deferred financing costs, certain long-lived assets and deferred income taxes.

The following table summarizes the Company’s goodwill balance as of January 3, 2010 and January 2, 2011:

	2009	2010
Domestic Stores	$16,539	$16,289
Domestic Supply Chain	1,067	1,067

Consolidated goodwill	$17,606	$17,356

In connection with the sale of 11 Company-owned stores to domestic franchisees in 2010, goodwill was reduced by approximately $0.2 million. Additionally, the closure of one Company-owned store in 2010 resulted in a decrease in goodwill of approximately $35,000.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(12)	SALE AND CLOSURE OF COMPANY-OWNED STORES

During 2008, the Company sold 82 stores in a series of transactions primarily with current franchisees. In connection with the sale of these 82 stores, the Company recognized a pre-tax gain on the sale of the related assets of approximately $14.2 million, which was net of a reduction in goodwill of approximately $3.1 million. The gains were included in general and administrative expenses.

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

During 2010, the Company sold 11 Company-owned stores in a series of transactions to existing franchisees. In connection with the sale of these stores, the Company recognized a minimal pre-tax gain, which was net of a reduction in goodwill of approximately $0.2 million. The gains were included in general and administrative expenses.

(13)	PERIODIC FINANCIAL DATA (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen weeks or seventeen weeks. The fourth quarter of 2008 is comprised of sixteen weeks while the fourth quarter of 2009 is comprised of seventeen weeks.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 22, 2009	June 14, 2009	September 6, 2009	January 3, 2010	January 3, 2010
Total revenues	$321,828	$316,632	$302,715	$462,882	$1,404,057

Operating margin	88,817	85,959	83,151	129,049	386,976

Income before provision for income taxes	39,591	27,323	30,212	38,396	135,522

Net income	23,770	14,527	17,829	23,618	79,744

Earnings per common share – basic	$0.42	$0.25	$0.31	$0.41	$1.39

Earnings per common share – diluted	$0.41	$0.25	$0.31	$0.41	$1.38

Common stock dividends declared per share	$-	$-	$-	$-	$-

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 28, 2010	June 20, 2010	September 12, 2010	January 2, 2011	January 2, 2011
Total revenues	$381,131	$362,405	$347,388	$479,970	$1,570,894

Operating margin	107,994	100,336	94,153	136,106	438,589

Income before provision for income taxes	39,562	34,320	27,208	37,855	138,945

Net income	24,519	22,625	16,600	24,173	87,917

Earnings per common share – basic	$0.42	$0.39	$0.28	$0.41	$1.50

Earnings per common share – diluted	$0.41	$0.37	$0.27	$0.39	$1.45

Common stock dividends declared per share	$-	$-	$-	$-	$-

(14)	SUBSEQUENT EVENTS

Subsequent to fiscal 2010, the Company repurchased 241,840 shares of its common stock for approximately $3.9 million, or an average price of $15.92 per share.

Subsequent to fiscal 2010, the Company sold 26 Company-owned stores to a current franchisee. In connection with the sale of these 26 stores, the Company will recognize a pre-tax gain on the sale of the related assets of approximately $1.2 million, which will be net of a reduction in goodwill of approximately $0.4 million. The gain will be included in the Company’s consolidated statement of income in general and administrative expenses for the first quarter of 2011. This transaction will not have a material ongoing impact on the Company’s consolidated financial results.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 2, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 2, 2011.

The effectiveness of the Company’s internal control over financial reporting as of January 2, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrants.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	58	Chairman of the Board of Directors
J. Patrick Doyle	47	President and Chief Executive Officer and Director
Michael T. Lawton	52	Chief Financial Officer, Executive Vice President of International
Scott R. Hinshaw	48	Executive Vice President, Franchise Operations and Development
Lynn M. Liddle	54	Executive Vice President of Communications, Investor Relations and Legislative Affairs
John D. Macksood	48	Executive Vice President, Supply Chain Services
Christopher K. McGlothlin	46	Executive Vice President and Chief Information Officer
Kenneth B. Rollin	44	Executive Vice President, General Counsel
Asi M. Sheikh	46	Executive Vice President, Team U.S.A.
James G. Stansik	55	Executive Vice President of Franchise Relations
Russell J. Weiner	42	Chief Marketing Officer, Executive Vice President of Build the Brand
Patricia A. Wilmot	62	Executive Vice President of PeopleFirst
Andrew B. Balson	44	Director
Diana F. Cantor	53	Director
James A. Goldman	52	Director
Vernon “Bud” O. Hamilton	68	Director
Mark E. Nunnelly	52	Director
Gregory A. Trojan	51	Director

David A. Brandon has served as our Chairman of the Board of Directors since March 1999. Mr. Brandon served as Chairman of the Board and Chief Executive Officer from March 1999 to March 2010. Mr. Brandon was retained by the Company as a Special Advisor from March 2010 to January 2, 2011. Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the board of directors of Valassis, Inc. from 1997 to 1998. Mr. Brandon is currently the Director of Athletics for the University of Michigan and serves on the Boards of Directors of The TJX Companies, Inc., Kaydon Corporation and DTE Energy and also previously served on the Board of Directors of Burger King Corporation and Northwest Airlines.

J. Patrick Doyle has served as our President and Chief Executive Officer since March 2010 and was appointed to the Board of Directors in February 2010. Mr. Doyle served as President, Domino’s U.S.A. from September 2007 to March 2010, Executive Vice President, Team U.S.A. from 2004 to 2007, Executive Vice President of International from May 1999 to October 2004 and as interim Executive Vice President of Build the Brand from December 2000 to July 2001. Mr. Doyle served as Senior Vice President of Marketing from the time he joined Domino’s in 1997 until May 1999. Mr. Doyle serves on the Board of Directors of G&K Services, Inc.

Michael T. Lawton has served as our Chief Financial Officer since August 2010. Mr. Lawton also continues to serve as Executive Vice President of International, a position he has held since October 2004, where he continues to be responsible for overseeing all of the Domino’s Pizza business outside of the contiguous United States. Mr. Lawton served as Senior Vice President Finance and Administration of International for the Company from June 1999 to October 2004.

Scott R. Hinshaw has served as our Executive Vice President, Franchise Operations and Development since January 2008. Mr. Hinshaw served as Executive Vice President, Team U.S.A. from September 2007 to January 2008. Mr. Hinshaw also served as a Vice President within Team U.S.A. from 1994 through September 2007. Mr. Hinshaw joined Domino’s in 1986.

Lynn M. Liddle joined Domino’s in November 2002, and serves as Executive Vice President of Communications, Investor Relations and Legislative Affairs. Ms. Liddle served as Vice President, Investor Relations and Communications Center, for Valassis, Inc. from 1992 to November 2002.

John D. Macksood has served as our Executive Vice President, Supply Chain Services since March 2010. Mr. Macksood joined Domino’s Pizza in 1986 and served in positions of increasing responsibility in Supply Chain Services, most recently as Vice President of Logistics and Network Planning.

Christopher K. McGlothlin has served as Executive Vice President and Chief Information Officer since February 2006. From 1995 to 2006, Mr. McGlothlin served in various roles for YUM! Brands, Inc. where he last served as Vice President, Restaurant Technology.

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

Andrew B. Balson has served on our Board of Directors since March 1999, serves on the Nominating and Corporate Governance Committee of the Board of Directors and also serves on the Compensation Committee of the Board of Directors. Mr. Balson has been a Managing Director of Bain Capital, a global investment company, since January 2001. Mr. Balson became a Principal of Bain Capital in June 1998. Mr. Balson serves on the Boards of Directors of OSI Restaurant Partners, Inc. and FleetCor Technologies, Inc. as well as a number of other private companies. Mr. Balson also previously served on the Boards of Directors of Dunkin’ Brands, Inc., Burger King Corporation and UGS Corp.

Diana F. Cantor has served on our Board of Directors since October 2005, serves as the Chairperson of the Audit Committee of the Board of Directors and also serves on the Nominating and Corporate Governance Committee of the Board of Directors. Ms. Cantor joined Alternative Investment Management, LLC as a Partner in January 2010 and is the Chairman of the Virginia Retirement System, where she also serves on the Audit and Compliance Committee. Ms. Cantor was a Managing Director with New York Private Bank and Trust from January 2008 through the end of 2009. Ms. Cantor served as Executive Director of the Virginia College Savings Plan, the state’s 529 college savings program, from 1996 to January 2008. Ms. Cantor served seven years as Vice President of Richmond Resources, Ltd. from 1990 through 1996, and as Vice President of Goldman, Sachs & Co. from 1985 to 1990. Ms. Cantor is also a member of the Board of Directors of Media General, Inc.

James A. Goldman has served on our Board of Directors since March 2010 and also serves on the Compensation Committee of the Board of Directors. Since 2004, Mr. Goldman has served as president and CEO of Godiva Chocolatier Inc., based in New York City. He was president of the Foods and Beverage Division at Campbell Soup Company from 2001 to 2004. He worked in various executive positions at Nabisco Inc. from 1992 to 2000. Prior to his work at Nabisco Inc., Mr. Goldman was a senior consulting associate at McKinsey & Co. Mr. Goldman served as a member of the Board of Directors at The Children’s Place Retail from 2006 to 2008, on the Compensation Committee. He also served on the Board of Trustees at the YMCA Camps Becket and Chimney Corners in Becket, Massachusetts, from 1992 to 1998.

Vernon “Bud” O. Hamilton has served on our Board of Directors since May 2005, serves as the Chairman of the Nominating and Corporate Governance Committee of the Board of Directors and also serves on the Audit Committee. Mr. Hamilton served in various executive positions for Procter & Gamble from 1966 through 2003. Mr. Hamilton most recently served as Vice President, Innovation-Research & Development-Global from 2002 through 2003 and served as Vice President of Procter & Gamble Customer Business Development-North America from 1999 to 2001, Vice President of Procter & Gamble Customer Marketing-North America from 1996 through 1998 and President of Eurocos, a wholly-owned subsidiary of Procter & Gamble, from 1994 to 1995.

Mark E. Nunnelly has served on our Board of Directors since December 1998, and also serves on the Compensation Committee of the Board of Directors. Mr. Nunnelly is a Managing Director of Bain Capital, a global investment company. Mr. Nunnelly serves on the Boards of Directors of Dunkin’ Brands, Inc., Warner Music, CHL, Ltd. (Contec) and OSI Restaurant Partners, Inc., as well as a number of private companies and not-for-profit corporations. Mr. Nunnelly also previously served on the Boards of Directors of Houghton-Mifflin Company and UGS Corp.

Gregory A. Trojan has served on our Board of Directors since March 2010 and also serves on the Audit Committee of the Board of Directors. During the fourth quarter of 2010, Mr. Trojan was appointed CEO at Guitar Center, Inc., the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment, based in Westlake Village, Calif. Mr. Trojan previously served as president and chief operating officer at Guitar Center, Inc. from 2007 until 2010. From 1996 to 2006, he was president and CEO of House of Blues Entertainment, Inc. Mr. Trojan served as CEO of California Pizza Kitchen for two years while at Pepsico Inc., and held various positions within Pepsico from 1990 to 1996. Prior to that, he was a consultant at Bain & Company, the Wharton Small Business Development Center and Arthur Andersen & Co. Mr. Trojan has previously served on the Board of Directors at Oakley Inc.

On February 24, 2011, the Company announced that Richard L. Federico, Chairman and Co-Chief Executive Officer of P. F. Chang’s China Bistro, Inc., was appointed to its Board of Directors. Additionally, on February 24, 2011, the Company announced that Richard E. Allison, Jr. will join the Company as its Executive Vice President of International, beginning March 14, 2011. Mr. Allison most recently was a Partner at Bain & Company, Inc.

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 2, 2011.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 2, 2011. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholders matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 2, 2011.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January  2, 2011.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 2, 2011.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 3, 2010 and January 2, 2011

Consolidated Statements of Income for the Years Ended December 28, 2008, January 3, 2010 and January 2, 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 28, 2008, January 3, 2010 and January 2, 2011

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 28, 2008, January 3, 2010 and January 2, 2011

Consolidated Statements of Cash Flows for the Years Ended December 28, 2008, January 3, 2010 and January 2, 2011

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

3.	Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit Number	Description

3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed on April 13, 2004 (Reg. No. 333-114442), (the “S-1”)).

3.2	Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 12, 2010).

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the Domino’s, Inc. registration statement on Form S-4 filed on March 22, 1999 (Reg. No. 333-74797)).

10.2	Amendment, dated February 7, 2000, to Lease Agreement dated December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.32 of the Domino’s, Inc. annual report on Form 10-K for the year ended December 31, 2000 (Reg. No. 333-74797)).

10.3	First Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 8, 2002, by and between Domino’s Farms Office Park L.L.C. and Domino’s Pizza, LLC (Incorporated by reference to Exhibit 10.5 to the Domino’s, Inc. annual report on Form 10-K for the year ended December 29, 2002 (Reg. No. 333-74797)).

10.4	Second Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 5, 2004 (Incorporated by reference to Exhibit 10.34 to the S-1).

10.5	Form of Amended and Restated Stockholders Agreement by and among Domino’s Pizza, Inc., Domino’s, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, Bain Capital Pacific Fund I, L.P., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P., RGIP, LLC, DP Investors I, LLC, DP Investors II, LLC, J.P. Morgan Capital Corporation, Sixty Wall Street Fund, L.P., DP Transitory Corporation, Thomas S. Monaghan, individually and in his capacity as trustee, and Marjorie Monaghan, individually and in her capacity as trustee, David A. Brandon, Harry J. Silverman and Michael D. Soignet (Incorporated by reference to Exhibit 10.27 to the S-1).

10.6	Form of Amended and Restated Franchisee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and certain franchisee stockholders of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.28 to the S-1).

10.7	Form of Amended and Restated Employee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and the employee stockholders identified therein (Incorporated by reference to Exhibit 10.29 to the S-1).

10.8*	Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended January 1, 2006).

10.9*	First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended December 31, 2006, (the “2006 10-K”)).

10.10*	TISM, Inc. Fourth Amended and Restated Stock Option Plan (“TISM Option Plan”) (Incorporated by reference to Exhibit 10.6 to the Domino’s, Inc. current report on Form 8-K filed on June 26, 2003 (Reg. No. 333-74797)).

10.11*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 22, 2009, (the “March 2009 10-Q”)).

10.12*	Form of Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the March 2009 10-Q).

10.13*	Form of Director Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2009 10-Q).

10.14*	Form of Amendment to Existing Employee Stock Option Grants (Incorporated by reference to Exhibit 10.4 to the March 2009 10-Q).

10.15*	Form of Amendment to Existing Director Stock Option Grants (Incorporated by reference to Exhibit 10.5 to the March 2009 10-Q).

10.16*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 20, 2009 (the “July 2009 8-K”)).

10.17*	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 to the July 2009 8-K).

10.18*	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the July 2009 8-K).

10.19*	Form of Domino’s Pizza, Inc. 2004 Equity Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference to Exhibit 10.19 to the registrants’ annual report on Form 10-K for the year ended January 3, 2010, (the “2009 10-K”)).

10.20*	Amended and Restated Domino’s Pizza Senior Executive Annual Incentive Plan.

10.21*	Form of Domino’s Pizza, Inc. 2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.31 to the S-1).

10.22*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.23*	Amended and Restated Employment Agreement dated as of December 3, 2007 between David A. Brandon and Domino’s Pizza, Inc., Domino’s, Inc. and Domino’s Pizza LLC (Incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K filed on December 3, 2007).

10.24*	Amended and Restated Time Sharing Agreement dated as of February 25, 2008 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.25 to registrant’s annual report on Form 10-K for the fiscal year ended December 30, 2007, (the “2007 10-K”)).

10.25*	First Amendment to the Amended and Restated Employment agreement dated as of December 3, 2007 between David A. Brandon and Domino’s Pizza, Inc., Domino’s, Inc. and Domino’s Pizza LLC (Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed on December 24, 2008, (the “December 2008 8-K”)).

10.26*	Form of Amended and Restated Stock Option Agreement of David A. Brandon under the TISM Option Plan (Incorporated by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended January 2, 2005).

10.27*	Amendment to Amended and Restated Employment Agreement dated as of February 25, 2010 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.33 to the 2009 10-K).

10.28*	Employment Agreement dated as of February 25, 2010 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.40 to the 2009 10-K).

10.29*	Time Sharing Agreement dated as of February 25, 2010 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.41 to the 2009 10-K).

10.30*	Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton (Incorporated by reference to Exhibit 10.44 of the registrant’s annual report on Form 10-K for the fiscal year ended December 28, 2008, (the “2008 10-K”)).

10.31*	Amendment to the Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton. (Incorporated by reference to Exhibit 10.45 of the 2008 10-K).

10.32*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Michael T. Lawton (Incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 20, 2010, (the “June 2010 10-Q”)).

10.33*	Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 1.01 to the registrant’s current report on Form 8-K filed on September 4, 2008).

10.34*	Amendment to the Employment agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.4 to the December 2008 8-K).

10.35*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.3 to the June 2010 10-Q).

10.36*	Employment Agreement dated as of January 7, 2008 between Domino’s Pizza LLC and Kenneth B. Rollin.

10.37*	Amendment to the Employment Agreement dated as of December 23, 2008 between Domino’s Pizza LLC and Kenneth B. Rollin.

10.38*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Kenneth B. Rollin.

10.39*	Amended and Restated Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and L. David Mounts (Incorporated by reference to Exhibit 10.21 to the 2006 10-K).

10.40*	First Amendment to the Amended and Restated Employment agreement between Domino’s Pizza LLC and L. David Mounts effective as of February 25, 2008 (Incorporated by reference to Exhibit 10.22 to the 2007 10-K).

10.41*	Amendment to the Amended and Restated Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and L. David Mounts, dated as of December 23, 2008 (Incorporated by reference to Exhibit 10.6 to the December 2008 8-K).

10.42*	Separation Agreement dated as of March 5, 2010 between Domino’s Pizza LLC and L. David Mounts (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 9, 2010).

10.43*	Employment Agreement dated as of April 28, 2008 between Domino’s Pizza LLC and Wendy A. Beck (Incorporated by reference to Exhibit 1.01 to the registrant’s current report on Form 8-K filed on April 30, 2008).

10.44*	Amendment to the Employment agreement dated as of April 28, 2008 between Domino’s Pizza LLC and Wendy A. Beck (Incorporated by reference to Exhibit 10.5 to the December 2008 8-K).

10.45*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Wendy A. Beck (Incorporated by reference to Exhibit 10.2 to the June 2010 10-Q).

10.46	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).

10.47	Base Indenture dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as Co-Issuer , and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. quarterly report on Form 10-Q for the fiscal quarter ended March 25, 2007, (the “March 2007 10-Q”)).

10.48	Supplemental Indenture dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer of the 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2, the 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 and the Series 2007-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2007-1 Securities Intermediary (Incorporated by reference to Exhibit 10.2 to the March 2007 10-Q).

10.49	Class A-1 Note Purchase Agreement dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s IP Holder LLC, Domino’s Pizza Distribution LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer, Domino’s Pizza LLC, as Master Servicer, certain conduit investors, certain financial institutions and funding agents, JPMorgan Chase Bank, N. A., as provider of letters of credit, and Lehman Commercial Paper Inc., as swingline lender and as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the March 2007 10-Q).

10.50	Guarantee and Collateral Agreement dated April 16, 2007 among Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc. and Domino’s Pizza Canadian Distribution ULC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the March 2007 10-Q).

10.51	Master Servicing Agreement dated as of April 16, 2007 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Master Servicer, Domino’s Pizza NS Co., as a Servicer, and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.5 to the March 2007 10-Q).

10.52	Insurance and Indemnity Agreement dated as of April 16, 2007 among MBIA Insurance Corporation and Ambac Assurance Corporation, as Insurers, Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer, Domino’s Pizza, Inc., Domino’s SPV Guarantor LLC and Domino’s Pizza International LLC, Domino’s Pizza LLC, as Master Servicer and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.6 to the March 2007 10-Q).

10.53	Agreement dated January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2009).

10.54	Letter of Credit Agreement dated as of June 22, 2009 between Domino’s Pizza LLC and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 26, 2009).

10.55	Board of Directors Compensation.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

*	-A	management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company expects to furnish to security holders an annual report and proxy materials subsequent to the filing of this annual report on Form 10-K.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	January 3, 2010	January 2, 2011
ASSETS:
Cash and cash equivalents	$5	$5

Total assets	$5	$5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Equity in net deficit of subsidiaries	$1,320,994	$1,210,651
Due to subsidiary	5	5

Total liabilities	1,320,999	1,210,656

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 58,572,859 in 2009 and 60,139,061 in 2010 issued and outstanding	586	601
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	-	-
Additional paid-in capital	24,487	45,532
Retained deficit	(1,341,961)	(1,254,044)
Accumulated other comprehensive loss	(4,106)	(2,740)

Total stockholders’ deficit	(1,320,994)	(1,210,651)

Total liabilities and stockholders’ deficit	$5	$5

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 28, 2008	January 3, 2010	January 2, 2011
REVENUES	$-	$-	$-

Total revenues	-	-	-

OPERATING EXPENSES	-	-	-

Total operating expenses	-	-	-

INCOME FROM OPERATIONS	-	-	-
Equity earnings in subsidiaries	53,971	79,744	87,917

INCOME BEFORE PROVISION FOR INCOME TAXES	53,971	79,744	87,917

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME	$53,971	$79,744	$87,917

EARNINGS PER SHARE:

Common Stock – basic	$0.93	$1.39	$1.50
Common Stock – diluted	$0.93	$1.38	$1.45

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 28, 2008	January 3, 2010	January 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:	$57,671	$76,049	$87,917

Net cash provided by operating activities	57,671	76,049	87,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(15,759)	(84,802)	(95,448)

Net cash used in investing activities	(15,759)	(84,802)	(95,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(42,976)	-	(5,384)
Other	4,764	5,058	12,915

Net cash used in (provided by) financing activities	(38,212)	5,058	7,531

CHANGE IN CASH AND CASH EQUIVALENTS	3,700	(3,695)	-

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	-	3,700	5

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,700	$5	$5

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)	INTRODUCTION AND BASIS OF PRESENTATION

Domino’s Pizza, Inc., on a stand-alone basis, (the Parent Company) has accounted for majority-owned subsidiaries using the equity method of accounting. The accompanying condensed financial statements of the Parent Company should be read in conjunction with the consolidated financial statements of Domino’s Pizza, Inc. and its subsidiaries (the Company) and the notes thereto included in Item 8 of this Form 10-K. These financial statements have been provided to comply with Rule 4-08(e) of Regulation S-X.

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

Non-cash activities of $9.8 million, $18.8 million and $14.9 million were recorded in 2008, 2009 and 2010, respectively. These amounts primarily relate to stock-based compensation plans and amounts recorded in other comprehensive income related to the Company’s subsidiaries.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

Domino’s Pizza, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Additions/ Deductions from Reserves *	Translation Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
2010	$9,190	$185	$(2,937)	$(2)	$6,436
2009	10,949	1,162	(2,925)	4	9,190
2008	3,698	7,339	(81)	(7)	10,949

Allowance for doubtful notes receivable:
2010	$1,122	$(121)	$566	$-	$1,567
2009	1,791	380	(1,049)	-	1,122
2008	1,416	375	-	-	1,791

* Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer

March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ J. Patrick Doyle
J. Patrick Doyle	President, Chief Executive Officer and Director
March 1, 2011	(Principal Executive Officer)

/s/ Michael T. Lawton
Michael T. Lawton	Chief Financial Officer
March 1, 2011	(Principal Financial and Accounting Officer)

/s/ David A. Brandon
David A. Brandon	Chairman of the Board of Directors
March 1, 2011

/s/ Andrew B. Balson
Andrew B. Balson	Director
March 1, 2011

/s/ Diana F. Cantor
Diana F. Cantor	Director
March 1, 2011

/s/ James A. Goldman
James A. Goldman	Director
March 1, 2011

/s/ Vernon O. Hamilton
Vernon O. Hamilton	Director
March 1, 2011

/s/ Mark E. Nunnelly
Mark E. Nunnelly	Director
March 1, 2011

/s/ Gregory A. Trojan
Gregory A. Trojan	Director
March 1, 2011