Form 10-Q
period 2011-03-27
DOMINOS PIZZA INC
filed 2011-05-05
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

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

As of April 28, 2011, Domino’s Pizza, Inc. had 61,736,064 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 27, 2011	January 2, 2011 (Note)
Assets
Current assets:
Cash and cash equivalents	$92,584	$47,945
Restricted cash and cash equivalents	84,763	85,530
Accounts receivable	83,848	80,410
Inventories	29,643	26,998
Notes receivable	1,343	1,509
Prepaid expenses and other	7,718	9,760
Advertising fund assets, restricted	27,267	36,134
Deferred income taxes	11,873	16,752

Total current assets	339,039	305,038

Property, plant and equipment:
Land and buildings	23,223	23,211
Leasehold and other improvements	81,106	83,451
Equipment	173,965	175,125
Construction in progress	3,721	4,028

	282,015	285,815
Accumulated depreciation and amortization	(188,050)	(188,431)

Property, plant and equipment, net	93,965	97,384

Other assets:
Deferred financing costs	11,427	12,274
Goodwill	16,935	17,356
Capitalized software	7,767	7,788
Other assets	12,804	12,351
Deferred income taxes	5,492	8,646

Total other assets	54,425	58,415

Total assets	$487,429	$460,837

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$829	$835
Accounts payable	63,305	56,602
Insurance reserves	14,884	13,767
Advertising fund liabilities	27,267	36,134
Other accrued liabilities	64,864	78,788

Total current liabilities	171,149	186,126

Long-term liabilities:
Long-term debt, less current portion	1,451,103	1,451,321
Insurance reserves	15,129	17,438
Other accrued liabilities	17,794	16,603

Total long-term liabilities	1,484,026	1,485,362

Stockholders’ deficit:
Common stock	617	601
Additional paid-in capital	61,224	45,532
Retained deficit	(1,226,933)	(1,254,044)
Accumulated other comprehensive loss	(2,654)	(2,740)

Total stockholders’ deficit	(1,167,746)	(1,210,651)

Total liabilities and stockholders’ deficit	$487,429	$460,837

Note: The balance sheet at January 2, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
(In thousands, except per share data)	March 27, 2011	March 28, 2010
Revenues:
Domestic Company-owned stores	$82,734	$88,206
Domestic franchise	44,045	41,943
Domestic supply chain	216,566	212,530
International	45,841	38,452

Total revenues	389,186	381,131

Cost of sales:
Domestic Company-owned stores	65,582	69,266
Domestic supply chain	192,346	187,347
International	19,652	16,524

Total cost of sales	277,580	273,137

Operating margin	111,606	107,994

General and administrative	46,494	50,453

Income from operations	65,112	57,541

Interest income	80	30
Interest expense	(21,457)	(24,153)
Other	—	6,144

Income before provision for income taxes	43,735	39,562
Provision for income taxes	16,624	15,043

Net income	$27,111	$24,519

Earnings per share:
Common stock – basic	$0.46	$0.42
Common stock – diluted	0.43	0.41

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 27, 2011	March 28, 2010
Cash flows from operating activities:
Net income	$27,111	$24,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,606	5,503
Gains on debt extinguishment	—	(6,144)
(Gains) losses on sale/disposal of assets	(1,624)	234
Amortization of deferred financing costs, debt discount and other	1,424	2,544
Provision for deferred income taxes	9,033	675
Non-cash compensation expense	3,008	3,344
Other	556	(556)
Changes in operating assets and liabilities	(17,305)	2,260

Net cash provided by operating activities	27,809	32,379

Cash flows from investing activities:
Capital expenditures	(3,870)	(5,146)
Proceeds from sale of assets	3,249	1,077
Changes in restricted cash	767	5,133
Other	148	396

Net cash provided by investing activities	294	1,460

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,861
Repayments of long-term debt and capital lease obligations	(226)	(54,024)
Proceeds from issuance of common stock	435	1,336
Proceeds from exercise of stock options	16,827	1,462
Tax impact of stock options and restricted stock	6,624	331
Purchase of common stock	(5,839)	—
Tax payments for restricted stock	(1,171)	(174)

Net cash provided by (used in) financing activities	16,650	(48,208)

Effect of exchange rate changes on cash and cash equivalents	(114)	(33)

Change in cash and cash equivalents	44,639	(14,402)

Cash and cash equivalents, at beginning of period	47,945	42,392

Cash and cash equivalents, at end of period	$92,584	$27,990

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

March 27, 2011

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended January 2, 2011 included in our annual report on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 27, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2012.

2.	Comprehensive Income

	Fiscal Quarter Ended
	March 27, 2011	March 28, 2010
Net income	$27,111	$24,519
Reclassification adjustment for losses included in net income, net of tax	358	623
Currency translation adjustment, net of tax	(272)	(14)

Comprehensive income	$27,197	$25,128

3.	Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended March 27, 2011 and March 28, 2010
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2011	$126,779	$240,161	$45,841	$(23,595)	$—	$389,186
2010	130,149	237,831	38,452	(25,301)	—	381,131
Income from operations –
2011	$38,962	$18,167	$21,449	N/A	$(13,466)	$65,112
2010	37,357	17,909	16,823	N/A	(14,548)	57,541
Segment Income –
2011	$39,739	$19,887	$20,862	N/A	$(8,386)	$72,102
2010	39,459	19,654	16,919	N/A	(9,410)	66,622

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 27, 2011	March 28, 2010
Total Segment Income	$72,102	$66,622
Depreciation and amortization	(5,606)	(5,503)
Gains (losses) on sale/disposal of assets	1,624	(234)
Non-cash compensation expense	(3,008)	(3,344)

Income from operations	65,112	57,541
Interest income	80	30
Interest expense	(21,457)	(24,153)
Other	—	6,144

Income before provision for income taxes	$43,735	$39,562

4.	Earnings Per Share

	Fiscal Quarter Ended
	March 27, 2011	March 28, 2010
Net income available to common stockholders – basic and diluted	$27,111	$24,519

Basic weighted average number of shares	59,410,513	57,974,968
Earnings per share – basic	$0.46	$0.42
Diluted weighted average number of shares	62,340,128	59,731,959
Earnings per share – diluted	$0.43	$0.41

The denominator in calculating diluted earnings per share for common stock for the first quarter of 2011 does not include 302,240 options to purchase common stock and the denominator used in calculating diluted earnings per share for common stock for the first quarter of 2010 does not include 3,055,272 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The basic and diluted earnings per share amounts calculated, including unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents under the two-class method, are equivalent to the basic and diluted earnings per share amounts above for all periods presented.

5.	Debt Repurchases

The Company made no repurchases of its outstanding fixed rate notes in the first quarter of 2011. During the first quarter of 2010, the Company repurchased and retired $60.0 million in principal amount of its 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 (Class A-2 Notes). The total purchase price was approximately $54.0 million, which included approximately $0.2 million of accrued interest, resulting in pre-tax gains of approximately $6.1 million. These pre-tax gains were recorded in the “Other” line item in the Company’s condensed consolidated statements of income. In connection with these transactions, the Company incurred approximately $0.6 million of expenses related to the write-off of deferred financing fees and prepayment of insurance fees during the first quarter of 2010, which were recorded in interest expense in the Company’s condensed consolidated statements of income.

6.	Open Market Share Repurchase Program

During the first quarter of 2011, the Company repurchased and retired 357,605 shares of common stock for a total of approximately $5.8 million under the Company’s Board of Directors approved $200.0 million open market share repurchase program. As of March 27, 2011, the Company had approximately $91.5 million remaining for future share repurchases under this program. As of March 27, 2011, the Company had 61,696,272 shares of common stock outstanding.

7.	Income Taxes

During the first quarter of 2011, the Company reduced its liability for unrecognized tax benefits related to a state income tax matter by approximately $0.5 million. Approximately $0.3 million of the decrease was related to gross unrecognized tax benefits and approximately $0.2 million was related to interest and penalties. As a result, approximately $0.2 million was recognized as an income tax benefit and reduced the Company’s effective tax rate in the first quarter of 2011.

8.	Sale of Certain Company-Owned Stores

During the first quarter of 2011, the Company sold 26 Company-owned stores to a current franchisee. In connection with the sale of these 26 stores, the Company recognized a pre-tax gain on the sale of the related assets of approximately $1.1 million, which was net of a reduction in goodwill of approximately $0.4 million. The gain was recorded in general and administrative expense in the Company’s condensed consolidated statements of income. This transaction will not have a material ongoing impact on the Company’s consolidated financial results.

9.	Fair Value Measurements

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at March 27, 2011 and January 2, 2011:

	At March 27, 2011
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$88,842	$88,842	$—	$—
Restricted cash equivalents	35,168	35,168	—	—
Investments in marketable securities	1,539	1,539	—	—

	At January 2, 2011
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$44,415	$44,415	$—	$—
Restricted cash equivalents	34,715	34,715	—	—
Investments in marketable securities	1,193	1,193	—	—

At March 27, 2011, management estimates that the approximate $1.31 billion in principal amount of outstanding Class A-2 Notes had a fair value of approximately $1.34 billion and the $76.1 million in principal amount of outstanding fixed rate subordinated notes had a fair value of approximately $78.0 million. The Company determined the estimated fair value amounts by using available market information. The Company obtained broker quotes from three separate brokerage firms that are knowledgeable about the Company’s fixed rate notes, and at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2011 and 2010 first quarters referenced herein represent the twelve-week periods ended March 27, 2011 and March 28, 2010, respectively.

Overview

We are the number one pizza delivery company in the United States based on reported consumer spending, and the second largest pizza company in the world based on number of units. We operate through a network of Company-owned stores, all of which are in the United States, and franchise stores located in all 50 states and in 70 international markets. In addition, we operate regional dough manufacturing and supply chain centers in the United States and Canada.

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

	First Quarter of 2011		First Quarter of 2010
Global retail sales growth	8.2%		17.4%

Same store sales growth:
Domestic Company-owned stores	(2.3)%		14.7%
Domestic franchise stores	(1.3)%		14.2%

Domestic stores	(1.4)%		14.3%
International stores	8.3%		4.2%

Store counts (at end of period):
Domestic Company-owned stores	427		457
Domestic franchise stores	4,482		4,453

Domestic stores	4,909		4,910
International stores	4,470		4,126

Total stores	9,379		9,036

Income statement data:

Total revenues	$389.2	100.0%	$381.1	100.0%

Cost of sales	277.6	71.3%	273.1	71.7%
General and administrative	46.5	12.0%	50.5	13.2%

Income from operations	65.1	16.7%	57.5	15.1%
Interest expense, net	(21.4)	(5.5)%	(24.1)	(6.3)%
Other	—	—	6.1	1.6%

Income before provision for income taxes	43.7	11.2%	39.6	10.4%
Provision for income taxes	16.6	4.2%	15.0	4.0%

Net income	$27.1	7.0%	$24.5	6.4%

While our domestic same store sales declined 1.4% in the first quarter of 2011 as compared to the prior year quarter, we believe that the new customer base established during 2010 resulted in strong two-year domestic same store sales growth. Additionally, during the first quarter of 2011, our international division continued to post strong same store sales growth and positive store count growth. Same store sales in our international division grew 8.3% during the first quarter of 2011, also resulting in strong two-year same store sales growth. Domestically, we continued to focus on improving our menu during the first quarter of 2011 by launching our new chicken, which is the latest menu change, consisting of two improved chicken products: boneless chicken and wings. We continue to believe that, despite a tough economic and consumer environment, our new product platforms and investments made in the Company, including marketing and technology initiatives, have positioned us well for the future.

Global retail sales, which are total retail sales at Company-owned and franchise stores worldwide, increased 8.2% in the first quarter of 2011. This was driven primarily by international same store sales growth, as well as an increase in our worldwide store counts during the trailing four quarters, and, to a lesser extent, the positive impact of foreign currency exchange rates. International same store sales growth reflected continued strong performance in the key markets where we compete. These increases were offset in part by a decline in domestic same store sales during the first quarter of 2011, due primarily to the strong comparisons to the first quarter of 2010, when we experienced a 14.3% domestic same store sales growth from the launch of our new pizza recipe and created a new customer base for the future.

Revenues increased $8.1 million, up 2.1% in the first quarter of 2011. This was driven by higher international revenues and higher domestic supply chain revenues resulting from higher cheese and other commodity prices. Additionally, domestic franchise revenues were higher due to an increase in fees paid by franchisees related to the in-sourcing of certain services, such as online ordering and a call center. We also experienced the positive impact of changes in foreign currency exchange rates on international revenues. These increases were offset in part by lower domestic same store sales and lower revenues resulting from the sale of 26 Company-owned stores to a current franchisee during the first quarter of 2011. These changes in revenues are described in more detail below.

Income from operations increased $7.6 million, up 13.2% in the first quarter of 2011. This increase was driven by higher royalty revenues from international franchise stores, the positive impact of changes in foreign currency exchange rates and decreases in general and administrative expenses, including lower variable performance-based bonuses and $1.8 million of pre-tax gains recorded in the first quarter of 2011 related to the sale of certain Company-owned operations. These increases were offset in part by lower domestic same store sales and higher cheese and other commodity prices, both of which negatively affected our Company-owned store margin.

Net income increased $2.6 million, up 10.6% in the first quarter of 2011, due primarily to the aforementioned increase in income from operations and lower interest expense, as a result of lower debt balances, offset in part by gains recorded on the extinguishment of debt in the first quarter of 2010.

Revenues

	First Quarter of 2011		First Quarter of 2010
Domestic Company-owned stores	$82.7	21.3%	$88.2	23.1%
Domestic franchise	44.0	11.3%	41.9	11.0%
Domestic supply chain	216.6	55.6%	212.5	55.8%
International	45.8	11.8%	38.5	10.1%

Total revenues	$389.2	100.0%	$381.1	100.0%

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

Domestic Stores Revenues

	First Quarter of 2011		First Quarter of 2010
Domestic Company-owned stores	$82.7	65.3%	$88.2	67.8%
Domestic franchise	44.0	34.7%	41.9	32.2%

Domestic stores	$126.8	100.0%	$130.1	100.0%

Domestic stores revenues decreased $3.3 million, down 2.6% in the first quarter of 2011, due primarily to lower domestic Company-owned and franchise same store sales offset, in part by an increase in fees paid by franchisees for certain services, such as online ordering and a call center. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $5.5 million, down 6.2% in the first quarter of 2011, due primarily to lower same store sales and a decrease in the number of Company-owned stores open during 2011, due primarily to the sale of 26 Company-owned stores to a current franchisee during the first quarter of 2011. Domestic Company-owned same store sales decreased 2.3% in the first quarter of 2011, compared to an increase of 14.7% in the first quarter of 2010. There were 427 Company-owned stores in operation at the end of the first quarter of 2011, versus 457 at the end of the first quarter of 2010.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $2.1 million, up 5.0% in the first quarter of 2011, due primarily to an increase in fees paid by franchisees related to the in-sourcing of certain services, such as online ordering and a call center. We also incurred a corresponding increase in general and administrative expenses for these initiatives. Domestic franchise revenues also benefited from an increase in the average number of domestic franchise stores open during 2011. These increases were offset in part by lower same store sales. Domestic franchise same store sales decreased 1.3% in the first quarter of 2011, compared to an increase of 14.2% in the first quarter of 2010. There were 4,482 domestic franchise stores in operation at the end of the first quarter of 2011, versus 4,453 at the end of the first quarter of 2010.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations increased $4.1 million, up 1.9% in the first quarter of 2011, due primarily to an increase in overall commodity prices, including cheese. The published cheese block price-per-pound averaged $1.69 in the first quarter of 2011, up from $1.44 in the comparable period in 2010. Had the 2011 average cheese prices been in effect during 2010, domestic supply chain revenues for the first quarter of 2010 would have been approximately $4.9 million higher than the reported 2010 amounts.

International Revenues

	First Quarter of 2011		First Quarter of 2010
International royalty and other	$23.7	51.8%	$19.9	51.7%
International supply chain	22.1	48.2%	18.6	48.3%

International	$45.8	100.0%	$38.5	100.0%

International revenues consist of royalties and fees from our international franchise stores and international supply chain sales. Revenues from international operations increased $7.3 million, up 19.2% in the first quarter of 2011, comprised of a $3.8 million increase in royalty and other revenues and a $3.5 million increase in supply chain revenues. The increase in international royalty and other revenues was primarily due to higher same store sales and an increase in the average number of international stores open during 2011, as well as the positive impact of changes in foreign currency exchange rates of approximately $0.8 million in the first quarter of 2011. The increase in international supply chain revenues was due primarily to higher volumes and the positive impact of changes in foreign currency exchange rates of approximately $1.1 million in the first quarter of 2011.

On a constant dollar basis (which excludes the impact of foreign currency exchange rates), same store sales increased 8.3% in the first quarter of 2011, compared to an increase of 4.2% in the first quarter of 2010. On a historical dollar basis (which includes the impact of foreign currency exchange rates), same store sales increased 12.8% in the first quarter of 2011, compared to an increase of 17.3% in the first quarter of 2010. The variance in our same store sales on a constant dollar basis versus a historical dollar basis was caused by the weakening of the U.S. dollar compared to the currencies in the international markets in which we compete. There were 4,470 international stores in operation at the end of the first quarter of 2011, compared to 4,126 at the end of the first quarter of 2010.

Cost of Sales / Operating Margin

	First Quarter of 2011		First Quarter of 2010
Consolidated revenues	$389.2	100.0%	$381.1	100.0%
Consolidated cost of sales	277.6	71.3%	273.1	71.7%

Consolidated operating margin	$111.6	28.7%	$108.0	28.3%

Consolidated cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $3.6 million, up 3.3% in the first quarter of 2011. This increase in the consolidated operating margin was due primarily to higher margins in our international businesses, combined with higher domestic franchise revenues. These increases were offset, in part by lower margins in our domestic supply chain and domestic Company-owned store businesses as described in more detail below. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin increased 0.4 percentage points in the first quarter of 2011 as compared to the first quarter of 2010. This increase was due primarily to a change in our mix of revenues offset in part by an increase in overall commodity prices, including cheese.

As indicated above, the consolidated operating margin as a percentage of revenues was negatively impacted by higher cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2011 average cheese prices had been in effect during 2010, the impact on supply chain margins would have caused the consolidated operating margin for the first quarter of 2010 to be approximately 28.0% of total revenues versus the reported 28.3%. However, the dollar margin for that same period would have been unaffected.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	First Quarter of 2011		First Quarter of 2010
Revenues	$82.7	100.0%	$88.2	100.0%
Cost of sales	65.6	79.3%	69.3	78.5%

Store operating margin	$17.1	20.7%	$18.9	21.5%

The domestic Company-owned store operating margin decreased $1.8 million, down 9.5% in the first quarter of 2011. This margin decrease was due primarily to lower same store sales and an increase in overall commodity prices, including cheese, offset in part by lower labor and related expenses. The sale of 26 Company-owned stores to a current franchisee in the first quarter of 2011 did not have a material impact on the domestic Company-owned stores operating margin. As a percentage of store revenues, the store operating margin decreased 0.8 percentage points in the first quarter of 2011, as discussed in more detail below.

As a percentage of store revenues, food costs increased 1.1 percentage points to 28.1% in the first quarter of 2011, due primarily to higher cheese and meat prices and the negative impact of a lower average customer price paid per order during the first quarter of 2011. The cheese block price per pound averaged $1.69 in the first quarter of 2011 compared to $1.44 in the first quarter of 2010.

As a percentage of store revenues, insurance costs increased 0.5 percentage points to 3.4% in the first quarter of 2011 due primarily to higher casualty insurance rates.

As a percentage of store revenues, occupancy costs (which include rent, telephone, utilities and depreciation), increased 0.1 percentage points to 10.0% in the first quarter of 2011.

As a percentage of store revenues, labor and related costs decreased 1.1 percentage points to 29.8% in the first quarter of 2011, due primarily to lower average labor rates in the first quarter of 2011, offset in part by the impact of a lower average customer price paid per order during the first quarter of 2011.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	First Quarter of 2011		First Quarter of 2010
Revenues	$216.6	100.0%	$212.5	100.0%
Cost of sales	192.3	88.8%	187.3	88.2%

Supply Chain operating margin	$24.2	11.2%	$25.2	11.8%

The domestic supply chain operating margin decreased $1.0 million, down 3.8% in the first quarter of 2011, due primarily to lower volumes as a result of decreases in domestic retail sales.

As a percentage of supply chain revenues, the supply chain operating margin decreased 0.6 percentage points in the first quarter of 2011, due primarily to lower volumes and higher commodity prices, including cheese and meats, as well as higher fuel costs. Increases in certain food prices have a negative effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2011 cheese prices been in effect during 2010, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 11.6% for the first quarter of 2010 versus the reported 11.8%.

General and Administrative Expenses

General and administrative expenses decreased $4.0 million, down 7.8% in the first quarter of 2011. This decrease was due primarily to a $1.9 million decrease in variable performance-based bonuses as well as a decrease in store awards and incentives as a result of our particularly strong operating performance during the first quarter of 2010. Additionally, during the first quarter of 2011 we experienced the positive impact of approximately $1.1 million of a pre-tax gain recorded on the sale of 26 Company-owned stores to a current franchisee and approximately $0.7 million of a pre-tax gain recorded in connection with the previous sale of Company-owned operations in the Netherlands as a portion of a contingent gain was finalized. These decreases were partially offset by higher expenses incurred related to the in-sourcing of certain services, such as online ordering and a call center. We also incurred a corresponding increase in domestic franchise revenues for these services paid by franchisees.

Interest Expense

Interest expense decreased $2.7 million to $21.5 million in the first quarter of 2011, due primarily to lower debt balances attributable to our debt repurchases in 2010.

Our cash borrowing rate was 5.9% in both the first quarter of 2011 and the first quarter of 2010. The Company’s average outstanding debt balance, excluding capital lease obligations, was approximately $1.4 billion in the first quarter of 2011 versus approximately $1.5 billion in the first quarter of 2010. The lower average debt balance was due primarily to debt repurchases in 2010.

Other

The other amount of $6.1 million in the first quarter of 2010 represents the gain recognized on the repurchase and retirement of $60.0 million of principal on the Class A-2 Notes.

Provision for Income Taxes

Provision for income taxes increased $1.6 million to $16.6 million in the first quarter of 2011, due primarily to an increase in pre-tax income. The effective tax rate was 38.0% during both the first quarter of 2011 and the first quarter of 2010.

Liquidity and Capital Resources

As of March 27, 2011, we had working capital of $83.1 million, excluding restricted cash and cash equivalents of $84.8 million, and including total unrestricted cash and cash equivalents of $92.6 million. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business and repurchase our fixed rate notes and our common stock, reduce our working capital amounts. As of March 27, 2011, the Company had approximately $36.3 million of restricted cash held in trust or as collateral for outstanding letters of credit (primarily relating to our insurance programs and supply chain center leases), $35.6 million of restricted cash held for future interest payments, $6.6 million of restricted cash held in interest reserves, $6.0 million of restricted cash held for capitalization of certain subsidiaries and $0.3 million of other restricted cash, for a total of $84.8 million of restricted cash and cash equivalents.

As of March 27, 2011, we had approximately $1.45 billion of long-term debt, of which $0.8 million was classified as a current liability. Our primary source of liquidity is cash flows from operations as we are fully drawn on the $60.0 million variable funding notes facility. Our securitized debt requires interest-only payments until April 2012. This interest-only period can be extended for two one-year periods if the Company meets certain requirements in each of April 2012 and April 2013. Based on our financial results for the first quarter of 2011, the Company currently exceeds the required threshold for extension that will be evaluated in each of April 2012 and April 2013. Management currently expects to have the option to extend its current financing for these interest-only periods at the extension assessment dates.

During the first quarter of 2011, the Company used cash of approximately $5.8 million for the repurchase and retirement of common stock under its Board of Directors approved open market share repurchase program and has approximately $91.5 million left under the $200.0 million authorization. The Company expects to continue to use available unrestricted cash and cash equivalents and ongoing excess cash flow generation to, among other things, repurchase shares under the current authorized program.

During the first quarter of 2011, the Company experienced a decline in domestic same store sales versus the prior-year quarter due primarily to the strong comparisons to the first quarter of 2010. However, we believe our new customer base established during 2010 resulted in strong two-year domestic same store sales growth. Additionally, our international business continues to perform well, with positive same store sales and store growth in the first quarter of 2011. These factors have contributed to the Company’s continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents and ongoing cash flows from operations to fund working capital requirements, invest in our core business and reduce our long-term debt and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under the variable funding notes. Management believes its current unrestricted cash and cash equivalents balance and its expected ongoing cash flows from operations will be sufficient to fund operations for the foreseeable future. We did not have any material commitments for capital expenditures as of March 27, 2011.

Cash provided by operating activities was $27.8 million in the first quarter of 2011 and $32.4 million in the first quarter of 2010. The $4.6 million decrease was due primarily to a $19.6 million net change in operating assets and liabilities, due primarily to the timing of payments of current operating liabilities. Cash provided by operating activities benefited by a $15.0 million increase in net income, excluding non-cash adjustments versus the prior year period.

Cash provided by investing activities was $0.3 million in the first quarter of 2011 and $1.5 million in the first quarter of 2010. The $1.2 million decrease was due primarily to a $4.4 million change in restricted cash and cash equivalents resulting from the timing of interest and other payments relating to our financing. This decrease was offset in part by a $2.2 million increase in proceeds from the sale of assets, primarily as a result of the sale of 26 Company-owned stores in the first quarter of 2011, and a $1.3 million decrease in capital expenditures during the first quarter of 2011.

Cash provided by financing activities was $16.7 million in the first quarter of 2011; and cash used in financing activities was $48.2 million in the first quarter of 2010. The $64.9 million net change was due primarily to a $53.8 million decrease in repayments of long-term debt and capital lease obligations and a $15.4 million increase in the proceeds from exercise of stock options, offset in part by a $5.8 million increase in purchases of common stock.

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

New Accounting Pronouncements

The Company considered recently-issued accounting pronouncements during the first quarter of 2011. Recent accounting pronouncements issued are not expected to have a material impact on our consolidated financial statements upon adoption.

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our intentions with respect to the extensions of the interest-only period on our fixed rate notes, our operating performance, the anticipated success of our reformulated pizza product, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by us, such as our reformulated pizza, and other food-industry competitors; the ongoing level of profitability of our franchisees; our and our franchisees’ ability to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. Except as required by applicable securities law, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. Management actively monitors this exposure when present. As of March 27, 2011, we had $60.0 million of outstanding variable funding note borrowings. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until April 2012. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

During the quarterly period ended March 27, 2011, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended January 2, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (January 3, 2011 to January 30, 2011)	241,840	$15.92	241,840	$93,457,397
Period #2 (January 31, 2011 to February 27, 2011)	—	—	—	93,457,397
Period #3 (February 28, 2011 to March 27, 2011)	115,765	17.11	115,765	91,476,513

Total	357,605	$16.31	357,605	$91,476,513

(1)	All shares were purchased as part of the publicly announced $200.0 million share repurchase program, which was approved by the Company’s Board of Directors on April 17, 2007.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Employment Agreement between Domino’s Pizza LLC and Richard E. Allison, Jr. effective as of March 14, 2011.

31.1	Certification by J. Patrick Doyle pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Michael T. Lawton pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by J. Patrick Doyle pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Michael T. Lawton pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC.
(Registrant)

Date May 5, 2011	/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer