Form 10-Q
period 2011-06-19
DOMINOS PIZZA INC
filed 2011-07-26
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2011

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

As of July 15, 2011, Domino’s Pizza, Inc. had 60,789,803 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 19, 2011	January 2, 2011 (Note)
Assets
Current assets:
Cash and cash equivalents	$78,639	$47,945
Restricted cash and cash equivalents	79,792	85,530
Accounts receivable	84,326	80,410
Inventories	28,647	26,998
Notes receivable	1,263	1,509
Prepaid expenses and other	21,692	9,760
Advertising fund assets, restricted	31,855	36,134
Deferred income taxes	14,017	16,752

Total current assets	340,231	305,038

Property, plant and equipment:
Land and buildings	22,759	23,211
Leasehold and other improvements	81,797	83,451
Equipment	173,993	175,125
Construction in progress	3,990	4,028

	282,539	285,815
Accumulated depreciation and amortization	(190,217)	(188,431)

Property, plant and equipment, net	92,322	97,384

Other assets:
Deferred financing costs	10,580	12,274
Goodwill	16,935	17,356
Capitalized software	8,328	7,788
Other assets	13,100	12,351
Deferred income taxes	5,493	8,646

Total other assets	54,436	58,415

Total assets	$486,989	$460,837

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$824	$835
Accounts payable	58,688	56,602
Insurance reserves	14,543	13,767
Advertising fund liabilities	31,855	36,134
Other accrued liabilities	66,442	78,788

Total current liabilities	172,352	186,126

Long-term liabilities:
Long-term debt, less current portion	1,450,919	1,451,321
Insurance reserves	15,529	17,438
Other accrued liabilities	19,554	16,603

Total long-term liabilities	1,486,002	1,485,362

Stockholders’ deficit:
Common stock	607	601
Additional paid-in capital	32,336	45,532
Retained deficit	(1,201,685)	(1,254,044)
Accumulated other comprehensive loss	(2,623)	(2,740)

Total stockholders’ deficit	(1,171,365)	(1,210,651)

Total liabilities and stockholders’ deficit	$486,989	$460,837

Note: The balance sheet at January 2, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands, except per share data)	June 19, 2011	June 20, 2010	June 19, 2011	June 20, 2010
Revenues:
Domestic Company-owned stores	$78,908	$79,076	$161,642	$167,282
Domestic franchise	43,347	38,831	87,392	80,774
Domestic supply chain	215,500	205,430	432,067	417,959
International	47,178	39,068	93,018	77,520

Total revenues	384,933	362,405	774,119	743,535

Cost of sales:
Domestic Company-owned stores	62,287	62,893	127,870	132,160
Domestic supply chain	192,140	182,208	384,486	369,555
International	19,812	16,968	39,464	33,492

Total cost of sales	274,239	262,069	551,820	535,207

Operating margin	110,694	100,336	222,299	208,328

General and administrative	48,648	45,787	95,141	96,238

Income from operations	62,046	54,549	127,158	112,090

Interest income	74	48	153	79
Interest expense	(21,044)	(21,770)	(42,501)	(45,924)
Other	—	1,493	—	7,636

Income before provision for income taxes	41,076	34,320	84,810	73,881
Provision for income taxes	15,828	11,695	32,451	26,737

Net income	$25,248	$22,625	$52,359	$47,144

Earnings per share:
Common stock – basic	$0.42	$0.39	$0.87	$0.81
Common stock – diluted	0.40	0.37	0.83	0.78

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
(In thousands)	June 19, 2011	June 20, 2010
Cash flows from operating activities:
Net income	$52,359	$47,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,068	10,994
Gains on debt extinguishment	—	(7,636)
(Gains) losses on sale/disposal of assets	(1,637)	123
Amortization of deferred financing costs, debt discount and other	1,696	2,614
Provision for deferred income taxes	8,738	4,165
Non-cash compensation expense	5,884	5,901
Other	1,435	819
Changes in operating assets and liabilities	(35,131)	(14,484)

Net cash provided by operating activities	44,412	49,640

Cash flows from investing activities:
Capital expenditures	(8,384)	(11,058)
Proceeds from sale of assets	3,650	1,779
Changes in restricted cash	5,738	13,478
Other	(224)	(1,619)

Net cash provided by investing activities	780	2,580

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,861
Repayments of long-term debt and capital lease obligations	(417)	(72,968)
Proceeds from issuance of common stock	574	2,294
Proceeds from exercise of stock options	22,570	2,052
Tax impact of stock options and restricted stock	11,487	505
Purchase of common stock	(47,313)	—
Tax payments for restricted stock	(1,254)	(368)

Net cash used in financing activities	(14,353)	(65,624)

Effect of exchange rate changes on cash and cash equivalents	(145)	(8)

Change in cash and cash equivalents	30,694	(13,412)

Cash and cash equivalents, at beginning of period	47,945	42,392

Cash and cash equivalents, at end of period	$78,639	$28,980

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 19, 2011

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 19, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2012.

2.	Comprehensive Income

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19, 2011	June 20, 2010	June 19, 2011	June 20, 2010
Net income	$25,248	$22,625	$52,359	$47,144
Reclassification adjustment for losses included in net income, net of tax	353	334	709	957
Currency translation adjustment, net of tax	(321)	(73)	(592)	(87)

Comprehensive income	$25,280	$22,886	$52,476	$48,014

3.	Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended June 19, 2011 and June 20, 2010
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2011	$122,255	$238,218	$47,178	$(22,718)	$—	$384,933
2010	117,907	221,107	39,068	(15,677)	—	362,405
Income from operations –
2011	$36,590	$17,816	$21,816	N/A	$(14,176)	$62,046
2010	33,054	16,830	17,446	N/A	(12,781)	54,549
Segment Income –
2011	$38,324	$19,436	$21,898	N/A	$(9,287)	$70,371
2010	34,863	18,531	17,546	N/A	(8,454)	62,486

	Two Fiscal Quarters Ended June 19, 2011 and June 20, 2010
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2011	$249,034	$478,379	$93,018	$(46,312)	$—	$774,119
2010	248,056	458,938	77,520	(40,979)	—	743,535
Income from operations –
2011	$75,551	$35,983	$43,265	N/A	$(27,641)	$127,158
2010	70,411	34,739	34,270	N/A	(27,330)	112,090
Segment Income –
2011	$78,063	$39,324	$42,760	N/A	$(17,674)	$142,473
2010	74,322	38,185	34,465	N/A	(17,864)	129,108

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19, 2011	June 20, 2010	June 19, 2011	June 20, 2010
Total Segment Income	$70,371	$62,486	$142,473	$129,108
Depreciation and amortization	(5,462)	(5,491)	(11,068)	(10,994)
Gains (losses) on sale/disposal of assets	13	111	1,637	(123)
Non-cash compensation expense	(2,876)	(2,557)	(5,884)	(5,901)

Income from operations	62,046	54,549	127,158	112,090
Interest income	74	48	153	79
Interest expense	(21,044)	(21,770)	(42,501)	(45,924)
Other	–	1,493	–	7,636

Income before provision for income taxes	$41,076	$34,320	$84,810	$73,881

4.	Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19, 2011	June 20, 2010	June 19, 2011	June 20, 2010
Net income available to common stockholders – basic and diluted	$25,248	$22,625	$52,359	$47,144

Basic weighted average number of shares	60,428,350	58,221,492	59,919,432	58,098,230
Earnings per share – basic	$0.42	$0.39	$0.87	$0.81
Diluted weighted average number of shares	63,226,096	60,760,689	62,808,625	60,305,138
Earnings per share – diluted	$0.40	$0.37	$0.83	$0.78

The denominator in calculating diluted earnings per share for common stock for the second quarter of 2011 does not include 288,800 options to purchase common stock and the denominator used in calculating diluted earnings per share for common stock for the second quarter of 2010 does not include 374,950 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator in calculating diluted earnings per share for common stock for the first two quarters of 2011 does not include 293,600 options to purchase common stock and the denominator used in calculating diluted earnings per share for common stock for the first two quarters of 2010 does not include 733,167 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The basic and diluted earnings per share amounts calculated, including unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents under the two-class method, are equivalent to the basic and diluted earnings per share amounts above for all periods presented.

5.	Open Market Share Repurchase Program

During the second quarter and first two quarters of 2011, the Company repurchased and retired 1,747,885 and 2,105,490 shares of common stock for a total of approximately $41.4 million and $47.3 million, respectively, under the Company’s $200.0 million open market share repurchase program. As of June 19, 2011, the Company had approximately $50.0 million remaining for future share repurchases under this program. As of June 19, 2011, the Company had 60,722,611 shares of common stock outstanding.

In July 2011, the Company’s Board of Directors approved an increase to the Company’s open market share repurchase program resulting in a total remaining authorized amount for additional share repurchases of $200.0 million.

6.	Debt

The Company made no repurchases of its outstanding fixed rate notes in the first two quarters of 2011. During the second quarter of 2010, the Company repurchased and retired $20.0 million in principal amount of its 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 (Class A-2 Notes) and approximately $0.4 million in principal amount of its 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 (Class M-1 Notes). The combined purchase price was approximately $19.0 million, including $0.1 million of accrued interest. During the first two quarters of 2010, the Company repurchased and retired a total of $80.0 million in principal amount of its Class A-2 Notes and approximately $0.4 million of its Class M-1 notes for a combined purchase price of approximately $73.0 million, including $0.3 million of accrued interest. These activities resulted in pre-tax gains of approximately $1.5 million in the second quarter of 2010 and $7.6 million in the first two quarters of 2010, which were recorded in the “Other” line item in the Company’s condensed consolidated statements of income. In connection with the aforementioned repurchases, the Company incurred approximately $0.5 million in the second quarter of 2010 and approximately $1.1 million in the first two quarters of 2010 of expenses related to the write-off of deferred fees and prepayment of insurance fees, which were recorded in interest expense in the Company’s condensed consolidated statements of income.

The Class A-2 and Class M-1 Notes (collectively, the Fixed Rate Notes) and variable funding notes require no annual principal payments and the expected repayment date is April 25, 2014. In the event that the Fixed Rate Notes are not repaid in full by April 25, 2012 and a minimum threshold for a key financial measure is met as of April 2012 and April 2013, the Company has the option to extend the maturities of the Fixed Rate Notes for two one-year terms at interest rates that will be higher than the current stated rates by at least 0.25%, depending on the then current LIBOR rates and the Company's performance against the key financial measure. During the extension periods, partial principal repayments may be due depending on performance against the key financial measure. Following the extension periods, or if the Company does not qualify for the extensions in 2012 and 2013, all cash generated by the Company less a specific amount allocated to the Company as a servicing fee must be used to pay down outstanding principal and interest rates may be higher than previous extension periods. As of June 19, 2011, the Company is in compliance with all debt covenants. The Company expects to remain in compliance with all debt covenants and to meet the minimum threshold for the key financial measure as of April 2012 and April 2013, and, therefore, the option to extend the maturities of the Fixed Rate Notes for the two one-year terms will be at the Company's discretion. As such, the Fixed Rate Notes and variable funding notes have been classified as a noncurrent liability in the condensed consolidated balance sheet.

7.	Income Taxes

During the first two quarters of 2011, the Company reduced its liability for unrecognized tax benefits related to a state income tax matter by approximately $0.5 million. Approximately $0.3 million of the decrease was related to gross unrecognized tax benefits and approximately $0.2 million was related to interest and penalties. As a result, approximately $0.2 million was recognized as an income tax benefit and reduced the Company’s effective tax rate in the first two quarters of 2011.

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

During the first quarter of 2011, the Company sold 26 Company-owned stores to a franchisee. In connection with the sale of these 26 stores, the Company recognized a pre-tax gain on the sale of the related assets of approximately $1.1 million, which was net of a reduction in goodwill of approximately $0.4 million. The gain was recorded in general and administrative expense in the Company’s condensed consolidated statements of income. This transaction will not have a material ongoing impact on the Company’s consolidated financial results.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at June 19, 2011 and January 2, 2011:

	At June 19, 2011
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$75,213	$75,213	$—	$—
Restricted cash equivalents	35,913	35,913	—	—
Investments in marketable securities	1,595	1,595	—	—

	At January 2, 2011
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$44,415	$44,415	$—	$—
Restricted cash equivalents	34,715	34,715	—	—
Investments in marketable securities	1,193	1,193	—	—

At June 19, 2011, management estimates that the approximately $1.31 billion in principal amount of outstanding Class A-2 Notes had a fair value of approximately $1.33 billion and the approximately $76.1 million in principal amount of outstanding Class M-1 Notes had a fair value of approximately $77.8 million. The Company estimated the fair value amounts by using available market information. The Company obtained broker quotes from three separate brokerage firms that are knowledgeable about the Company’s Fixed Rate Notes, and at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to those of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

10.	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended the guidance for the presentation of comprehensive income. The amended guidance eliminates certain options for presenting comprehensive income but does not change which components of comprehensive income are recognized in net income or other comprehensive income. The amended guidance is intended to enhance comparability between entities that report under generally accepted accounting principles and those that report under international financial reporting standards. This guidance will be effective for the Company’s fiscal year ending December 30, 2012. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2011 second quarter referenced herein represents the twelve-week period ended June 19, 2011, while the 2010 second quarter represents the twelve-week period ended June 20, 2010. The 2011 first two quarters referenced herein represents the twenty-four week period ended June 19, 2011, while the 2010 first two quarters represents the twenty-four week period ended June 20, 2010.

Overview

We are the number one pizza delivery company in the United States based on reported consumer spending, and the second largest pizza company in the world based on number of stores. We operate through a network of Company-owned stores, all of which are in the United States, and franchise stores located in all 50 states and in more than 70 international markets. In addition, we operate regional dough manufacturing and supply chain centers in the United States and Canada.

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

	Second Quarter of 2011		Second Quarter of 2010		First Two Quarters of 2011		First Two Quarters of 2010
Global retail sales growth	+14.5%		+12.5%		+11.3%		+14.9%

Same store sales growth:
Domestic Company-owned stores	+5.3%		+8.3%		+1.3%		+11.5%
Domestic franchise stores	+4.8%		+8.8%		+1.6%		+11.6%

Domestic stores	+4.8%		+8.8%		+1.6%		+11.6%
International stores	+7.4%		+6.2%		+7.9%		+5.3%

Store counts (at end of period):
Domestic Company-owned stores	427		455
Domestic franchise stores	4,467		4,454

Domestic stores	4,894		4,909
International stores	4,542		4,188

Total stores	9,436		9,097

Income statement data:

Total revenues	$384.9	100.0%	$362.4	100.0%	$774.1	100.0%	$743.5	100.0%

Cost of sales	274.2	71.2%	262.1	72.3%	551.8	71.3%	535.2	72.0%
General and administrative	48.6	12.6%	45.8	12.6%	95.1	12.3%	96.2	12.9%

Income from operations	62.0	16.2%	54.5	15.1%	127.2	16.4%	112.1	15.1%
Interest expense, net	(21.0)	(5.5)%	(21.7)	(6.0)%	(42.3)	(5.4)%	(45.8)	(6.2)%
Other	—	—	1.5	0.4%	—	—	7.6	1.0%

Income before provision for income taxes	41.1	10.7%	34.3	9.5%	84.8	11.0%	73.9	9.9%
Provision for income taxes	15.8	4.1%	11.7	3.3%	32.5	4.2%	26.7	3.6%

Net income	$25.2	6.6%	$22.6	6.2%	$52.4	6.8%	$47.1	6.3%

During the second quarter of 2011, we continued the domestic sales momentum from fiscal 2010 and the first quarter of 2011. Our domestic same store sales rose 4.8% in the second quarter of 2011, versus positive 8.8% same store sales growth in the second quarter of 2010, which demonstrates that our products and promotions continue to resonate with consumers. Further, during the second quarter of 2011, our international division continued to post strong same store sales growth and positive store count growth. Same store sales in our international division grew 7.4% during the second quarter of 2011, marking the 70th consecutive quarter of positive same stores sales growth. We continue to believe that our product platforms and investments made in the Company, including marketing and technology initiatives, have positioned us well for the future.

Global retail sales, which are total retail sales at Company-owned and franchise stores worldwide, increased 14.5% in the second quarter of 2011, and 11.3% in the first two quarters of 2011. These increases were driven primarily by both domestic and international same store sales growth, as well as an increase in our worldwide franchise store counts during the trailing four quarters, and, to a lesser extent, the positive impact of foreign currency exchange rates. Domestic same store sales growth reflected the continued success of our new products and promotions and the new customer base established during 2010. International same store sales growth reflected continued strong performance in the markets where we compete.

Revenues increased $22.5 million, up 6.2% in the second quarter of 2011, and $30.6 million, up 4.1% in the first two quarters of 2011. These increases were driven by higher international revenues attributable to same store sales and store count growth and higher domestic supply chain revenues resulting from higher cheese and other commodity prices. Additionally, domestic revenues were higher due to an increase in domestic same store sales and fees paid by franchisees related to the in-sourcing of certain services, such as online ordering and a call center. We also incurred a corresponding increase in general and administrative expenses for these services paid by franchisees. We also experienced the positive impact of changes in foreign currency exchange rates on international revenues. These increases were offset in part by lower Company-owned store revenues resulting from the sale of 26 Company-owned stores to a franchisee during the first quarter of 2011. These changes in revenues are described in more detail below.

Income from operations increased $7.5 million, up 13.7% in the second quarter of 2011, and $15.1 million, up 13.4% in the first two quarters of 2011. These increases were driven primarily by higher royalty revenues from both domestic and international franchise stores and to a lesser extent, the positive impact of changes in foreign currency exchange rates. The increase in the second quarter of 2011 was negatively impacted by an increase in general and administrative expenses. The first two quarters of 2011 also benefited from decreases in general and administrative expenses, including lower variable performance-based bonuses and $1.8 million of pre-tax gains recorded on the sale of certain Company-owned operations.

Net income increased $2.6 million, up 11.6% in the second quarter of 2011, and $5.3 million, up 11.1% in the first two quarters of 2011. These increases were due primarily to the aforementioned increase in income from operations and lower interest expense. These increases were offset in part by gains recorded on the extinguishment of debt and a lower effective tax rate in the second quarter and first two quarters of 2010.

Revenues

	Second Quarter of 2011		Second Quarter of 2010		First Two Quarters of 2011		First Two Quarters of 2010
Domestic Company-owned stores	$78.9	20.5%	$79.1	21.8%	$161.6	20.9%	$167.3	22.5%
Domestic franchise	43.3	11.3%	38.8	10.7%	87.4	11.3%	80.8	10.9%
Domestic supply chain	215.5	56.0%	205.4	56.7%	432.1	55.8%	418.0	56.2%
International	47.2	12.2%	39.1	10.8%	93.0	12.0%	77.5	10.4%

Total revenues	$384.9	100.0%	$362.4	100.0%	$774.1	100.0%	$743.5	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties from our domestic and international franchise stores and sales of food, equipment and supplies from our supply chain centers to substantially all of our domestic franchise stores and certain international franchise stores. Company-owned store and franchise store revenues may vary significantly from period to period due to changes in store count mix, while supply chain revenues may vary significantly as a result of fluctuations in commodity prices, primarily cheese and meats.

Domestic Stores Revenues

	Second Quarter of 2011		Second Quarter of 2010		First Two Quarters of 2011		First Two Quarters of 2010
Domestic Company-owned stores	$78.9	64.5%	$79.1	67.1%	$161.6	64.9%	$167.3	67.4%
Domestic franchise	43.3	35.5%	38.8	32.9%	87.4	35.1%	80.8	32.6%

Domestic stores	$122.3	100.0%	$117.9	100.0%	$249.0	100.0%	$248.1	100.0%

Domestic stores revenues increased $4.4 million, up 3.7% in the second quarter of 2011, and $0.9 million, up 0.4% in the first two quarters of 2011. These increases were due primarily to higher domestic Company-owned and franchise same store sales and fees paid by franchisees for certain services, such as online ordering and a call center. These increases were offset in part by lower Company-owned store revenues resulting from the sale of 26 Company-owned stores to a franchisee during the first quarter of 2011. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $0.2 million, down 0.2% in the second quarter of 2011, and $5.7 million, down 3.4% in the first two quarters of 2011. These decreases were due primarily to a fewer number of Company-owned stores open during 2011, resulting primarily from the sale of 26 Company-owned stores to a franchisee during the first quarter of 2011. These decreases were partially offset by higher same store sales during the second quarter and first two quarters of 2011. Domestic Company-owned same store sales increased 5.3% in the second quarter of 2011, and 1.3% in the first two quarters of 2011. This compared to an increase of 8.3% in the second quarter of 2010, and 11.5% in the first two quarters of 2010. There were 427 Company-owned stores in operation at the end of the second quarter of 2011, versus 455 at the end of the second quarter of 2010.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $4.5 million, up 11.6% in the second quarter of 2011, and $6.6 million, up 8.2% in the first two quarters of 2011. These increases were due primarily to higher same store sales and an increase in the average number of domestic franchise stores open during 2011. Domestic franchise revenues in 2011 also benefited from fees paid by franchisees related to the in-sourcing of certain services, such as online ordering and a call center. We also incurred a corresponding increase in general and administrative expenses for in-sourcing these initiatives. Domestic franchise same store sales increased 4.8% in the second quarter of 2011, and 1.6% in the first two quarters of 2011. This compared to an increase of 8.8% in the second quarter of 2010, and 11.6% in the first two quarters of 2010. There were 4,467 domestic franchise stores in operation at the end of the second quarter of 2011, versus 4,454 at the end of the second quarter of 2010.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations increased $10.1 million, up 4.9% in the second quarter of 2011, and $14.1 million, up 3.4% in the first two quarters of 2011. These increases were due primarily to an increase in overall commodity prices, including cheese. The published cheese block price-per-pound averaged $1.68 in both the second quarter and first two quarters of 2011. This was up from $1.40 and $1.42 in the comparable periods in 2010. Had the 2011 average cheese prices been in effect during 2010, domestic supply chain revenues for the second quarter of 2010 would have been approximately $5.1 million higher than the reported 2010 amounts, and domestic supply chain revenues for the first two quarters of 2010 would have been approximately $10.0 million higher than the reported 2010 amounts.

International Revenues

	Second Quarter of 2011		Second Quarter of 2010		First Two Quarters of 2011		First Two Quarters of 2010
International royalty and other	$24.9	52.8%	$19.9	51.0%	$48.6	52.3%	$39.8	51.3%
International supply chain	22.3	47.2%	19.2	49.0%	44.4	47.7%	37.7	48.7%

International	$47.2	100.0%	$39.1	100.0%	$93.0	100.0%	$77.5	100.0%

International revenues primarily consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $8.1 million, up 20.8% in the second quarter of 2011, and $15.5 million, up 20.0% in the first two quarters of 2011. These changes in international revenues are more fully described below.

International Royalty and Other Revenues

Revenues from international royalties and other revenues increased $5.0 million, up 25.0% in the second quarter of 2011, and $8.8 million, up 22.3% in the first two quarters of 2011. These increases were primarily due to higher same store sales and an increase in the average number of international stores open during 2011, as well as the positive impact of changes in foreign currency exchange rates of approximately $1.9 million in the second quarter of 2011 and approximately $2.7 million in the first two quarters of 2011. On a constant dollar basis (which excludes the impact of foreign currency exchange rates), same store sales increased 7.4% in the second quarter of 2011, and 7.9% in the first two quarters of 2011. This compared to an increase of 6.2% in the second quarter of 2010, and 5.3% in the first two quarters of 2010. On a historical dollar basis (which includes the impact of foreign currency exchange rates), same store sales increased 17.7% in the second quarter of 2011, and 15.3% in the first two quarters of 2011. This compared to an increase of 10.4% in the second quarter of 2010, and 13.7% in the first two quarters of 2010. The variance in our same store sales on a constant dollar basis versus a historical dollar basis in 2011 was caused by the weakening of the U.S. dollar compared to the currencies in the international markets in which we compete. There were 4,542 international stores in operation at the end of the second quarter of 2011, compared to 4,188 at the end of the second quarter of 2010.

International Supply Chain Revenues

Revenues from international supply chain operations increased $3.1 million, up 16.3% in the second quarter of 2011, and $6.7 million, up 17.6% in the first two quarters of 2011. These increases were due primarily to higher volumes and the positive impact of changes in foreign currency exchange rates of approximately $1.1 million in the second quarter of 2011, and approximately $2.2 million in the first two quarters of 2011.

Cost of Sales / Operating Margin

	Second Quarter of 2011		Second Quarter of 2010		First Two Quarters of 2011		First Two Quarters of 2010
Consolidated revenues	$384.9	100.0%	$362.4	100.0%	$774.1	100.0%	$743.5	100.0%
Consolidated cost of sales	274.2	71.2%	262.1	72.3%	551.8	71.3%	535.2	72.0%

Consolidated operating margin	$110.7	28.8%	$100.3	27.7%	$222.3	28.7%	$208.3	28.0%

Consolidated cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $10.4 million, up 10.3% in the second quarter of 2011, and $14.0 million, up 6.7% in the first two quarters of 2011. These increases in the consolidated operating margins were due primarily to higher domestic and international franchise revenues. The second quarter of 2011 also benefited from higher domestic Company-owned stores and domestic supply chain margins as described in more detail below. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin increased 1.1 percentage points in the second quarter of 2011 and 0.7 percentage points in the first two quarters of 2011. These increases were due primarily to a change in our mix of revenues offset in part by an increase in overall commodity prices, including cheese.

As indicated above, the consolidated operating margin as a percentage of revenues was negatively impacted by higher cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2011 average cheese prices had been in effect during 2010, the impact on supply chain margins would have caused the consolidated operating margin for the second quarter of 2010 to be approximately 27.3% of total revenues versus the reported 27.7% and approximately 27.6% of total revenues for the first two quarters of 2010 versus the reported 28.0%. However, the dollar margins for those same periods would have been unaffected.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Second Quarter of 2011		Second Quarter of 2010		First Two Quarters of 2011		First Two Quarters of 2010
Revenues	$78.9	100.0%	$79.1	100.0%	$161.6	100.0%	$167.3	100.0%
Cost of sales	62.3	78.9%	62.9	79.5%	127.9	79.1%	132.2	79.0%

Store operating margin	$16.6	21.1%	$16.2	20.5%	$33.8	20.9%	$35.1	21.0%

The domestic Company-owned store operating margin increased $0.4 million, up 2.7% in the second quarter of 2011, and decreased $1.3 million, down 3.8% in the first two quarters of 2011. The margin increase in the second quarter of 2011 was due primarily to lower labor expenses and higher same store sales, offset in part by an increase in overall commodity prices, including cheese. The margin decrease in the first two quarters of 2011 was due primarily to an increase in overall commodity prices, including cheese, offset in part by lower labor expenses and slightly higher same store sales. The sale of 26 Company-owned stores to a franchisee in the first quarter of 2011 did not have a material impact on the domestic Company-owned stores operating margin. As a percentage of store revenues, the store operating margin increased 0.6 percentage points in the second quarter of 2011, and decreased 0.1 percentage points in the first two quarters of 2011, as discussed in more detail below.

As a percentage of store revenues, labor and related costs decreased 1.6 percentage points to 29.1% in the second quarter of 2011, and 1.3 percentage points to 29.5% in the first two quarters of 2011. These decreases were due primarily to labor efficiencies and lower average labor rates.

As a percentage of store revenues, occupancy costs (which include rent, telephone, utilities and depreciation), decreased 0.5 percentage points to 10.0% in the second quarter of 2011, and 0.1 percentage points to 10.1% in the first two quarters of 2011.

As a percentage of store revenues, food costs increased 1.1 percentage points to 28.2% in both the second quarter and first two quarters of 2011. These increases were due primarily to higher cheese and meat prices during the second quarter and first two quarters of 2011. The cheese block price per pound averaged $1.68 in both the second quarter and first two quarters of 2011. This compared to $1.40 in the second quarter of 2010 and $1.42 in the first two quarters of 2010.

As a percentage of store revenues, insurance costs were flat at 3.3% in the second quarter of 2011, and increased 0.3 percentage points to 3.4% in the first two quarters of 2011.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	Second Quarter of 2011		Second Quarter of 2010		First Two Quarters of 2011		First Two Quarters of 2010
Revenues	$215.5	100.0%	$205.4	100.0%	$432.1	100.0%	$418.0	100.0%
Cost of sales	192.1	89.2%	182.2	88.7%	384.5	89.0%	369.6	88.4%

Supply Chain operating margin	$23.4	10.8%	$23.2	11.3%	$47.6	11.0%	$48.4	11.6%

The domestic supply chain operating margin increased $0.2 million, up 0.6% in the second quarter of 2011. As previously mentioned, domestic supply chain revenues increased $10.1 million in the second quarter of 2011 due primarily to an increase in overall commodity prices, including cheese. However, dollar margins were only up slightly in the second quarter of 2011 due to the fixed dollar margin earned on certain food items. Volumes were also slightly up during the second quarter of 2011. The domestic supply chain operating margin decreased $0.8 million, down 1.7% in the first two quarters of 2011. This decrease during the first two quarters of 2011 was due primarily to lower volumes and higher fuel costs.

As a percentage of supply chain revenues, the supply chain operating margin decreased 0.5 percentage points in the second quarter of 2011, and 0.6 percentage points in the first two quarters of 2011. These decreases were due primarily to higher commodity prices, including cheese and meats, as well as higher fuel costs. Increases in certain food prices have a negative effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2011 cheese prices been in effect during 2010, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 11.0% for the second quarter of 2010 and approximately 11.3% for the first two quarters of 2010. This was versus the reported 11.3% in the second quarter of 2010 and 11.6% in the first two quarters of 2010.

General and Administrative Expenses

General and administrative expenses increased $2.8 million, up 6.2% in the second quarter of 2011, and decreased $1.1 million, down 1.1% in the first two quarters of 2011. The increase during the second quarter of 2011 was due primarily to higher expenses incurred related to the in-sourcing of certain services, such as online ordering and a call center. We also incurred a corresponding increase in domestic franchise revenues for these services paid by franchisees. The decrease during the first two quarters of 2011 was due primarily to a $2.3 million decrease in variable performance-based bonuses versus the first two quarters of 2010. Additionally, general and administrative expenses for the first two quarters of 2011 benefited from the positive impact of approximately $1.1 million of a pre-tax gain recorded on the sale of 26 Company-owned stores to a franchisee and approximately $0.7 million of a pre-tax gain recorded in connection with the previous sale of Company-owned operations in the Netherlands as a portion of a contingent gain was finalized, both of which were recorded in the first quarter of 2011. These decreases were partially offset by higher expenses incurred related to the in-sourcing of the aforementioned services.

Interest Expense

Interest expense decreased $0.7 million to $21.0 million in the second quarter of 2011, and $3.4 million to $42.5 million in the first two quarters of 2011. The interest expense comparison benefited from the write-off of deferred financing fees in connection with debt repurchases in 2010 of approximately $0.5 million in the second quarter of 2010 and approximately $1.1 million in the first two quarters of 2010. Additionally, interest expense decreased in the second quarter and first two quarters of 2011 due to lower debt balances attributable to our debt repurchases in 2010.

Our cash borrowing rate was 5.9% in each period presented in 2011 and 2010. The Company’s average outstanding debt balance, excluding capital lease obligations, was approximately $1.4 billion in the second quarter and first two quarters of 2011 versus approximately $1.5 billion in the second quarter and first two quarters of 2010. The lower average debt balance was due primarily to debt repurchases in 2010.

Other

The Other amount of $1.5 million in the second quarter of 2010 and $7.6 million in the first two quarters of 2010 represent the gains recognized on the repurchase and retirement of principal on the Class A-2 Notes and Class M-1 Notes of $20.4 million in the second quarter of 2010 and $80.4 million in the first two quarters of 2010.

Provision for Income Taxes

Provision for income taxes increased $4.1 million to $15.8 million in the second quarter of 2011, and increased $5.8 million to $32.5 million in the first two quarters of 2011. These increases were due primarily to higher pre-tax income. The effective tax rate was 38.5% in the second quarter of 2011, and 38.3% in the first two quarters of 2011. This compared to 34.1% in the second quarter of 2010 and 36.2% in the first two quarters of 2010. The effective rates for the second quarter and first two quarters of 2010 were positively impacted by reserve adjustments related to a state income tax matter.

Liquidity and Capital Resources

As of June 19, 2011, we had working capital of $88.1 million, excluding restricted cash and cash equivalents of $79.8 million, and including total unrestricted cash and cash equivalents of $78.6 million. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business and repurchase our fixed rate notes and our common stock, reduce our working capital amounts. As of June 19, 2011, the Company had approximately $37.2 million of restricted cash held in trust or as collateral for outstanding letters of credit (primarily relating to our insurance programs and supply chain center leases), $29.7 million of restricted cash held for future interest payments, $6.6 million of restricted cash held in interest reserves, $6.0 million of restricted cash held for capitalization of certain subsidiaries and $0.3 million of other restricted cash, for a total of $79.8 million of restricted cash and cash equivalents.

As of June 19, 2011, we had approximately $1.45 billion of long-term debt, of which $0.8 million was classified as a current liability. Our primary source of liquidity is cash flows from operations as we are fully drawn on the $60.0 million variable funding notes facility. Our securitized debt requires interest-only payments until April 2012. This interest-only period can be extended for two one-year periods if the Company meets certain requirements in each of April 2012 and April 2013. Based on our financial results for the second quarter and first two quarters of 2011, the Company currently exceeds the required threshold for extension that would be evaluated in each of April 2012 and April 2013. Subsequent to the second quarter of 2011, the Company announced plans to refinance its current outstanding fixed rate notes and variable funding note facility with new securitized financing. The Company anticipates issuing up to $1.525 billion of fixed rate notes under the new financing and entering into a new $100.0 million variable funding note facility. The Company expects the new securitized financing to close during the third quarter of 2011, subject to market and other conditions. The net proceeds of the new securitized financing will be used to repay the outstanding fixed rate notes and variable funding note facility in full and for general corporate purposes.

During the second quarter of 2011, the Company used cash of approximately $41.4 million for the repurchase and retirement of common stock under its open market share repurchase program. During the first two quarters of 2011, the Company used cash of approximately $47.3 million for the repurchase and retirement of common stock. In July 2011, the Company’s Board of Directors approved an increase to the Company’s open market share repurchase program resulting in a total remaining authorized amount for additional share repurchases of $200.0 million. The Company expects to continue to use available unrestricted cash and cash equivalents and ongoing excess cash flow generation to, among other things, repurchase shares under the current authorized program.

During the second quarter and first two quarters of 2011, the Company experienced an increase in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international business continued to grow stores in the second quarter and first two quarters of 2011. These factors have contributed to the Company’s continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents and ongoing cash flows from operations to fund working capital requirements, invest in our core business and reduce our long-term debt and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under the variable funding notes. Management believes its current unrestricted cash and cash equivalents balance and its expected ongoing cash flows from operations will be sufficient to fund operations for the foreseeable future. We did not have any material commitments for capital expenditures as of June 19, 2011.

Cash provided by operating activities was $44.4 million in the first two quarters of 2011 and $49.6 million in the first two quarters of 2010. The $5.2 million decrease was due primarily to a $20.6 million net change in operating assets and liabilities, due primarily to the timing of payments of current operating liabilities. Cash provided by operating activities benefited by a $15.4 million increase in net income, excluding non-cash adjustments versus the prior year period, resulting primarily from our improved operating performance.

Cash provided by investing activities was $0.8 million in the first two quarters of 2011 and $2.6 million in the first two quarters of 2010. The $1.8 million decrease was due primarily to a $7.7 million change in restricted cash and cash equivalents resulting from the timing of interest and other payments relating to our financing. This decrease was offset in part by a $2.7 million decrease in capital expenditures during the first two quarters of 2011, and a $1.9 million increase in proceeds from the sale of assets, primarily as a result of the sale of 26 Company-owned stores in the first quarter of 2011.

Cash used in financing activities was $14.4 million in the first two quarters of 2011 and $65.6 million in the first two quarters of 2010. The $51.2 million decrease was due primarily to a $72.6 million decrease in repayments of long-term debt and capital lease obligations, a $20.5 million increase in the proceeds from exercise of stock options and an $11.0 million increase in tax benefits from stock option exercises and restricted stock, offset in part by a $47.3 million increase in purchases of common stock.

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

New Accounting Pronouncements

In June 2011, the FASB amended the guidance for the presentation of comprehensive income. The amended guidance eliminates certain options for presenting comprehensive income but does not change which components of comprehensive income are recognized in net income or other comprehensive income. The amended guidance is intended to enhance comparability between entities that report under generally accepted accounting principles and those that report under international financial reporting standards. This guidance will be effective for the Company’s fiscal year ending December 30, 2012. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Forward-looking statements relating to our anticipated refinancing transaction, anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our intentions with respect to the extensions of the interest-only period on our fixed rate notes, our operating performance, the anticipated success of our reformulated pizza product, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of and our ability to refinance our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by us, such as our reformulated pizza, and other food-industry competitors; the ongoing level of profitability of our franchisees; our and our franchisees’ ability to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. Except as required by applicable securities law, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. Management actively monitors this exposure when present. As of June 19, 2011, we had $60.0 million of outstanding variable funding note borrowings. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until April 2012. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

During the quarterly period ended June 19, 2011, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include, without limitation, workers' compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices.

While we may occasionally be party to large claims, including class action suits, we do not believe that these matters, individually or in the aggregate, will materially and adversely affect our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended January 2, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #4 (March 28, 2011 to April 24, 2011)	—	$—	—	$91,476,513
Period #5 (April 25, 2011 to May 22, 2011)	1,143,571	23.27	1,143,571	64,861,071
Period #6 (May 23, 2011 to June 19, 2011)	607,467	24.53	604,314	50,037,056

Total	1,751,038	$23.71	1,747,885	$50,037,056

(1)	Includes 3,153 shares purchased as part of the Company’s employee stock purchase discount plan. During the second quarter, the shares were purchased at an average price of $24.76. All of the remaining shares presented were purchased pursuant to the publicly announced program.
(2)	Shares were purchased as part of the publicly announced $200.0 million share repurchase program, which was approved by the Company’s Board of Directors on April 17, 2007.

In July 2011, the Company’s Board of Directors approved an increase to the Company’s open market share repurchase program resulting in a total remaining authorized amount for additional share repurchases of $200.0 million.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification by J. Patrick Doyle pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Michael T. Lawton pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by J. Patrick Doyle pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Michael T. Lawton pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC.
(Registrant)

Date July 26, 2011	/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer