Form 10-Q
period 2011-09-11
DOMINOS PIZZA INC
filed 2011-10-18
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 11, 2011

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

As of October 9, 2011, Domino’s Pizza, Inc. had 58,198,304 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 11, 2011	January 2, 2011 (Note)
Assets
Current assets:
Cash and cash equivalents	$32,080	$47,945
Restricted cash and cash equivalents	83,291	85,530
Accounts receivable	81,146	80,410
Inventories	25,734	26,998
Notes receivable	949	1,509
Prepaid expenses and other	18,813	9,760
Advertising fund assets, restricted	33,389	36,134
Deferred income taxes	13,354	16,752

Total current assets	288,756	305,038

Property, plant and equipment:
Land and buildings	22,923	23,211
Leasehold and other improvements	79,192	83,451
Equipment	171,776	175,125
Construction in progress	3,343	4,028

	277,234	285,815
Accumulated depreciation and amortization	(187,647)	(188,431)

Property, plant and equipment, net	89,587	97,384

Other assets:
Deferred financing costs	16,503	12,274
Goodwill	16,666	17,356
Capitalized software	7,413	7,788
Other assets	14,263	12,351
Deferred income taxes	5,037	8,646

Total other assets	59,882	58,415

Total assets	$438,225	$460,837

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$894	$835
Accounts payable	54,217	56,602
Insurance reserves	14,903	13,767
Advertising fund liabilities	33,389	36,134
Other accrued liabilities	67,173	78,788

Total current liabilities	170,576	186,126

Long-term liabilities:
Long-term debt, less current portion	1,450,668	1,451,321
Insurance reserves	16,392	17,438
Other accrued liabilities	21,545	16,603

Total long-term liabilities	1,488,605	1,485,362

Stockholders’ deficit:
Common stock	582	601
Additional paid-in capital	—	45,532
Retained deficit	(1,219,015)	(1,254,044)
Accumulated other comprehensive loss	(2,523)	(2,740)

Total stockholders’ deficit	(1,220,956)	(1,210,651)

Total liabilities and stockholders’ deficit	$438,225	$460,837

Note: The balance sheet at January 2, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11,	September 12,	September 11,	September 12,
(In thousands, except per share data)	2011	2010	2011	2010
Revenues:
Domestic Company-owned stores	$76,237	$77,368	$237,879	$244,650
Domestic franchise	41,649	38,543	129,042	119,317
Domestic supply chain	213,120	192,499	645,186	610,459
International	45,320	38,978	138,338	116,497

Total revenues	376,326	347,388	1,150,445	1,090,923

Cost of sales:
Domestic Company-owned stores	61,946	64,928	189,816	197,088
Domestic supply chain	192,777	171,582	577,263	541,138
International	18,244	16,725	57,708	50,216

Total cost of sales	272,967	253,235	824,787	788,442

Operating margin	103,359	94,153	325,658	302,481

General and administrative	47,505	45,929	142,646	142,167

Income from operations	55,854	48,224	183,012	160,314

Interest income	60	67	213	146
Interest expense	(20,984)	(22,021)	(63,485)	(67,945)
Other	—	938	—	8,574

Income before provision for income taxes	34,930	27,208	119,740	101,089
Provision for income taxes	12,839	10,608	45,290	37,345

Net income	$22,091	$16,600	$74,450	$63,744

Earnings per share:
Common stock – basic	$0.37	$0.28	$1.25	$1.09
Common stock – diluted	0.36	0.27	1.19	1.05

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
	September 11,	September 12,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$74,450	$63,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,078	16,425
Gains on debt extinguishment	—	(8,574)
(Gains) losses on sale/disposal of assets	(2,455)	223
Amortization of deferred financing costs, debt discount and other	2,543	3,664
Provision for deferred income taxes	12,112	4,219
Non-cash compensation expense	9,231	8,977
Other	2,347	1,578
Changes in operating assets and liabilities	(30,200)	(7,990)

Net cash provided by operating activities	85,106	82,266

Cash flows from investing activities:
Capital expenditures	(13,100)	(16,282)
Proceeds from sale of assets	5,167	2,129
Changes in restricted cash	2,239	13,655
Other	76	(1,454)

Net cash used in investing activities	(5,618)	(1,952)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,861
Repayments of long-term debt and capital lease obligations	(599)	(92,177)
Proceeds from issuance of common stock	564	3,398
Proceeds from exercise of stock options	27,856	2,827
Tax impact of stock options and restricted stock	10,059	660
Purchase of common stock	(129,190)	—
Tax payments for restricted stock	(3,504)	(1,081)
Other	(300)	—

Net cash used in financing activities	(95,114)	(83,512)

Effect of exchange rate changes on cash and cash equivalents	(239)	1

Change in cash and cash equivalents	(15,865)	(3,197)

Cash and cash equivalents, at beginning of period	47,945	42,392

Cash and cash equivalents, at end of period	$32,080	$39,195

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 11, 2011

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 11, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2012.

2.	Comprehensive Income

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11, 2011	September 12, 2010	September 11, 2011	September 12, 2010
Net income	$22,091	$16,600	$74,450	$63,744
Reclassification adjustment for losses included in net income, net of tax	357	338	1,067	1,295
Currency translation adjustment, net of tax	(257)	(179)	(850)	(266)

Comprehensive income	$22,191	$16,759	$74,667	$64,773

3.	Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended September 11, 2011 and September 12, 2010
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2011	$117,886	$235,997	$45,320	$(22,877)	$—	$376,326
2010	115,911	219,903	38,978	(27,404)	—	347,388
Income from operations –
2011	$33,462	$14,861	$21,842	N/A	$(14,311)	$55,854
2010	29,774	15,431	17,244	N/A	(14,225)	48,224
Segment Income –
2011	$34,652	$16,484	$21,913	N/A	$(8,342)	$64,707
2010	31,795	17,089	17,332	N/A	(9,385)	56,831

	Three Fiscal Quarters Ended September 11, 2011 and September 12, 2010
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2011	$366,921	$714,375	$138,338	$(69,189)	$—	$1,150,445
2010	363,967	678,841	116,497	(68,382)	—	1,090,923
Income from operations –
2011	$109,014	$50,844	$65,107	N/A	$(41,953)	$183,012
2010	100,185	50,171	51,514	N/A	(41,556)	160,314
Segment Income –
2011	$112,715	$55,808	$64,673	N/A	$(26,015)	$207,181
2010	106,117	55,274	51,797	N/A	(27,249)	185,939

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11, 2011	September 12, 2010	September 11, 2011	September 12, 2010
Total Segment Income	$64,707	$56,831	$207,181	$185,939
Depreciation and amortization	(6,010)	(5,431)	(17,078)	(16,425)
Gains (losses) on sale/disposal of assets	819	(101)	2,455	(223)
Non-cash compensation expense	(3,347)	(3,075)	(9,231)	(8,977)
Expenses related to sale of Company-owned stores	(315)	—	(315)	—

Income from operations	55,854	48,224	183,012	160,314
Interest income	60	67	213	146
Interest expense	(20,984)	(22,021)	(63,485)	(67,945)
Other	—	938	—	8,574

Income before provision for income taxes	$34,930	$27,208	$119,740	$101,089

4.	Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11, 2011	September 12, 2010	September 11, 2011	September 12, 2010
Net income available to common stockholders – basic and diluted	$22,091	$16,600	$74,450	$63,744

Basic weighted average number of shares	59,172,788	58,466,720	59,670,550	58,221,060
Earnings per share – basic	$0.37	$0.28	$1.25	$1.09
Diluted weighted average number of shares	61,833,635	60,688,791	62,577,561	60,455,942
Earnings per share – diluted	$0.36	$0.27	$1.19	$1.05

The denominator in calculating diluted earnings per share for common stock for the third quarter of 2011 does not include 105,000 options to purchase common stock and the denominator used in calculating diluted earnings per share for common stock for the third quarter of 2010 does not include 681,535 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator in calculating diluted earnings per share for common stock for the first three quarters of 2011 does not include 394,070 options to purchase common stock and the denominator used in calculating diluted earnings per share for common stock for the first three quarters of 2010 does not include 970,827 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The basic and diluted earnings per share amounts calculated, including unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents under the two-class method, are equivalent to the basic and diluted earnings per share amounts above for all periods presented.

5.	Open Market Share Repurchase Program

During the third quarter and first three quarters of 2011, the Company repurchased and retired 3,163,060 and 5,268,550 shares of common stock for a total of approximately $81.9 million and $129.2 million, respectively, under the Company’s open market share repurchase program. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital. In instances where there is no additional paid-in capital, the difference is recognized in retained deficit. During the first three quarters of 2011 in connection with the share repurchases, additional paid-in capital was reduced by approximately $89.7 million and retained deficit was increased by approximately $39.4. million.

During the third quarter of 2011, the Board of Directors approved to reset the Company’s open market share repurchase program at $200 million. As of September 11, 2011, the Company had approximately $118.2 million remaining for future share repurchases under this program. As of September 11, 2011, the Company had 58,245,320 shares of common stock outstanding.

Subsequent to the third quarter of 2011, the Company repurchased and retired 91,993 shares of common stock for a total of approximately $2.5 million under the aforementioned open market share repurchase program.

6.	Debt and Deferred Financing Costs

The Company made no repurchases of its outstanding fixed rate notes in the first three quarters of 2011. During the third quarter of 2010, the Company repurchased and retired $20.0 million in principal amount of its 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2 (Class A-2 Notes). The total purchase price was approximately $19.2 million, including $0.2 million of accrued interest. During the first three quarters of 2010, the Company repurchased and retired a total of $100.0 million in principal amount of its Class A-2 Notes and approximately $0.4 million in principal amount of its 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 (Class M-1 Notes) for a combined purchase price of approximately $92.2 million, including $0.4 million of accrued interest. These activities resulted in pre-tax gains of approximately $0.9 million in the third quarter of 2010 and $8.6 million in the first three quarters of 2010, which were recorded in the “Other” line item in the Company’s condensed consolidated statements of income. In connection with the aforementioned repurchases, the Company paid and expensed required insurance fees and also wrote off deferred financing fees totaling approximately $0.4 million in the third quarter of 2010 and approximately $1.5 million in the first three quarters of 2010, which were recorded in interest expense in the Company’s condensed consolidated statements of income.

The Class A-2 and Class M-1 Notes (collectively, the Fixed Rate Notes) and variable funding notes require no annual principal payments and the expected repayment date is April 25, 2014. In the event that the Fixed Rate Notes are not repaid in full by April 25, 2012 and a minimum threshold for a key financial measure is met as of April 2012 and April 2013, the Company has the option to extend the maturities of the Fixed Rate Notes for two one-year terms at interest rates that will be higher than the current stated rates by at least 0.25%, depending on the then current LIBOR rates and the Company’s performance against the key financial measure. During the extension periods, partial principal repayments may be due depending on performance against the key financial measure. Following the extension periods, or if the Company does not qualify for the extensions in 2012 and 2013, all cash generated by the Company less a specific amount allocated to the Company as a servicing fee must be used to pay down outstanding principal and interest rates may be higher than previous extension periods. As of September 11, 2011, the Company is in compliance with all debt covenants. The Company expects to remain in compliance with all debt covenants and to meet the minimum threshold for the key financial measure as of April 2012 and April 2013, and, therefore, the option to extend the maturities of the Fixed Rate Notes for the two one-year terms will be at the Company’s discretion. As such, the Fixed Rate Notes and variable funding notes have been classified as a noncurrent liability in the condensed consolidated balance sheet.

During the third quarter of 2011, the Company announced its intention to refinance its existing securitized debt. In connection with the proposed early refinancing, the Company incurred approximately $6.9 million of fees during the third quarter of 2011, of which approximately $6.8 million were recorded as a deferred financing cost asset in the consolidated balance sheet. Due to recent volatility in the financial markets, the Company announced its intention to postpone the refinancing. Upon the completion of the expected refinancing, the deferred financing fees incurred will be amortized over the expected term of the new securitized debt.

7.	Income Taxes

During the first three quarters of 2011, the Company reduced its liability for unrecognized tax benefits related to a state income tax matter by approximately $0.5 million. Approximately $0.3 million of the decrease was related to gross unrecognized tax benefits and approximately $0.2 million was related to interest. As a result, approximately $0.2 million was recognized as an income tax benefit and reduced the Company’s effective tax rate in the first three quarters of 2011. The effective tax rate for the third quarter and first three quarters of 2011 was positively impacted by higher wage related credits in 2011.

During the first three quarters of 2010, and as a result of a retroactive change to state law, the Company reduced its liability for unrecognized tax benefits related to a state income tax matter by approximately $2.9 million. Approximately $1.9 million of the decrease was related to gross unrecognized tax benefits and approximately $1.0 million was related to interest and penalties. As a result, approximately $1.7 million was recognized as an income tax benefit and reduced the Company’s effective tax rate in the first three quarters of 2010.

8.	Sale of Certain Company-Owned Stores

During the third quarter of 2011, the Company sold 30 Company-owned stores to four franchisees in a series of transactions. In connection with the sale of these 30 stores, the Company recognized a gain on the sale of assets of approximately $0.8 million, which was net of a reduction in goodwill of approximately $0.3 million. Additionally, the Company incurred other related expenses of approximately $0.3 million. These items were recorded in general and administrative expense in the Company’s condensed consolidated statements of income. These transactions will not have a material ongoing impact on the Company’s consolidated financial results.

During the first three quarters of 2011, the Company sold 56 Company-owned stores to multiple franchisees. In connection with the sale of these 56 stores, the Company recognized gains on the sale of assets of approximately $1.9 million, which was net of a reduction in goodwill of approximately $0.7 million. Additionally, the Company incurred other related expenses of approximately $0.3 million. These items were recorded in general and administrative expense in the Company’s condensed consolidated statements of income. These transactions will not have a material ongoing impact on the Company’s consolidated financial results.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at September 11, 2011 and January 2, 2011:

	At September 11, 2011
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$23,695	$23,695	$—	$—
Restricted cash equivalents	35,074	35,074	—	—
Investments in marketable securities	1,491	1,491	—	—

	At January 2, 2011
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$44,415	$44,415	$—	$—
Restricted cash equivalents	34,715	34,715	—	—
Investments in marketable securities	1,193	1,193	—	—

At September 11, 2011, management estimates that the approximately $1.31 billion in principal amount of outstanding Class A-2 Notes had a fair value of approximately $1.32 billion and the approximately $76.1 million in principal amount of outstanding Class M-1 Notes had a fair value of approximately $76.7 million. The Company estimated the fair value amounts by using available market information. The Company obtained broker quotes from three separate brokerage firms that are knowledgeable about the Company’s Fixed Rate Notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to those of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for the Company’s fiscal year ending December 30, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2011 third quarter referenced herein represents the twelve-week period ended September 11, 2011, while the 2010 third quarter represents the twelve-week period ended September 12, 2010. The 2011 first three quarters referenced herein represents the thirty-six week period ended September 11, 2011, while the 2010 first three quarters represents the thirty-six week period ended September 12, 2010.

Overview

We are the number one pizza delivery company in the United States based on reported consumer spending, and the second largest pizza company in the world based on number of stores. We operate through a primarily franchised network of stores, located in all 50 states and in more than 70 international markets as well as Company-owned stores, all of which are in the United States. In addition, we operate regional dough manufacturing and supply chain centers in the United States and Canada.

Our financial results are driven largely by retail sales at our franchise and Company-owned stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase both same store sales and store counts. Retail sales drive royalty payments from franchisees as well as Company-owned store and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the results of our marketing promotions, our ability to execute our store operating model, the overall global economic environment and the success of our business strategies.

	Third Quarter of 2011		Third Quarter of 2010		First Three Quarters of 2011		First Three Quarters of 2010
Global retail sales growth	+13.3%		+12.5%		+12.0%		+14.1%

Same store sales growth:
Domestic Company-owned stores	+4.2%		+11.8%		+2.2%		+11.6%
Domestic franchise stores	+2.9%		+11.7%		+2.0%		+11.6%

Domestic stores	+3.0%		+11.7%		+2.0%		+11.6%
International stores	+8.1%		+7.0%		+7.9%		+5.9%

Store counts (at end of period):
Domestic Company-owned stores	395		455
Domestic franchise stores	4,496		4,450

Domestic stores	4,891		4,905
International stores	4,650		4,264

Total stores	9,541		9,169

Income statement data:

Total revenues	$376.3	100.0%	$347.4	100.0%	$1,150.4	100.0%	$1,090.9	100.0%

Cost of sales	273.0	72.5%	253.2	72.9%	824.8	71.7%	788.4	72.3%
General and administrative	47.5	12.6%	45.9	13.2%	142.6	12.4%	142.2	13.0%

Income from operations	55.9	14.9%	48.2	13.9%	183.0	15.9%	160.3	14.7%
Interest expense, net	(20.9)	(5.6)%	(22.0)	(6.3)%	(63.3)	(5.5)%	(67.8)	(6.2)%
Other	—	—	0.9	0.3%	—	—	8.6	0.8%

Income before provision for income taxes	34.9	9.3%	27.2	7.9%	119.7	10.4%	101.1	9.3%
Provision for income taxes	12.8	3.4%	10.6	3.1%	45.3	3.9%	37.3	3.5%

Net income	$22.1	5.9%	$16.6	4.8%	$74.5	6.5%	$63.7	5.8%

During the third quarter of 2011, our domestic same store sales rose 3.0% versus 11.7% same store sales growth in the third quarter of 2010, which demonstrates that our products and promotions continue to resonate with consumers. Further, during the third quarter of 2011, our international division continued to post strong same store sales growth and positive store count growth. Same store sales in our international division grew 8.1% during the third quarter of 2011, marking the 71st consecutive quarter of positive same stores sales growth. We continue to believe that our product platforms and investments made in the Company, including marketing and technology initiatives, have positioned us well for the future.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 13.3% in the third quarter of 2011, and 12.0% in the first three quarters of 2011. These increases were driven primarily by both domestic and international same store sales growth, as well as an increase in our worldwide franchise store counts during the trailing four quarters, and the positive impact of foreign currency exchange rates. Domestic same store sales growth reflected the continued success of our new products and promotions and the new customer base established during 2010. International same store sales growth reflected continued strong performance in the markets where we compete.

Revenues increased $28.9 million, up 8.3% in the third quarter of 2011, and $59.5 million, up 5.5% in the first three quarters of 2011. These increases were driven by higher domestic supply chain revenues resulting from higher cheese and other commodity prices and higher international revenues attributable to same store sales, store count growth and the positive impact of foreign currency exchange rates. Additionally, domestic franchise revenues were higher due to an increase in domestic same store sales and fees paid by franchisees related to the in-sourcing of certain services, such as online ordering and a call center, which we operate to be breakeven initiatives. We also incurred an increase in general and administrative expenses for these services paid by franchisees. These increases were offset in part by lower Company-owned store revenues resulting from the sale of 30 Company-owned stores to four franchisees during the third quarter of 2011and 26 Company-owned stores to a franchisee during the first quarter of 2011. These changes in revenues are described in more detail below.

Income from operations increased $7.7 million, up 15.8% in the third quarter of 2011, and $22.7 million, up 14.2% in the first three quarters of 2011. These increases were driven primarily by higher royalty revenues from both domestic and international franchise stores and to a lesser extent, the positive impact of changes in foreign currency exchange rates. Additionally, income from operations in both the third quarter and first three quarters of 2011 benefited from higher domestic Company-owned store margins. These increases were offset, in part, by lower domestic supply chain operating margins.

Net income increased $5.5 million, up 33.1% in the third quarter of 2011, and $10.8 million, up 16.8% in the first three quarters of 2011. These increases were due primarily to the aforementioned increase in income from operations and lower interest expense. These increases were offset in part by gains recorded on the extinguishment of debt in the third quarter and first three quarters of 2010.

Revenues

	Third Quarter of 2011		Third Quarter of 2010		First Three Quarters of 2011		First Three Quarters of 2010
Domestic Company-owned stores	$76.2	20.3%	$77.4	22.3%	$237.9	20.7%	$244.7	22.4%
Domestic franchise	41.6	11.1%	38.5	11.1%	129.0	11.2%	119.3	10.9%
Domestic supply chain	213.1	56.6%	192.5	55.4%	645.2	56.1%	610.5	56.0%
International	45.3	12.0%	39.0	11.2%	138.3	12.0%	116.5	10.7%

Total revenues	$376.3	100.0%	$347.4	100.0%	$1,150.4	100.0%	$1,090.9	100.0%

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

Domestic Stores Revenues

	Third Quarter of 2011		Third Quarter of 2010		First Three Quarters of 2011		First Three Quarters of 2010
Domestic Company-owned stores	$76.2	64.7%	$77.4	66.7%	$237.9	64.8%	$244.7	67.2%
Domestic franchise	41.6	35.3%	38.5	33.3%	129.0	35.2%	119.3	32.8%

Domestic stores	$117.9	100.0%	$115.9	100.0%	$366.9	100.0%	$364.0	100.0%

Domestic stores revenues increased $2.0 million, up 1.7% in the third quarter of 2011, and $2.9 million, up 0.8% in the first three quarters of 2011. These increases were due primarily to higher domestic Company-owned and franchise same store sales and fees paid by franchisees for certain services, such as online ordering and a call center. These increases were offset in part by lower Company-owned store revenues resulting from the sale of 30 Company-owned stores to four franchisees during the third quarter of 2011 and 26 Company-owned stores to a franchisee during the first quarter of 2011. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $1.2 million, down 1.5% in the third quarter of 2011, and $6.8 million, down 2.8% in the first three quarters of 2011. These decreases were due primarily to a fewer number of Company-owned stores open during 2011, resulting primarily from the sale of 30 Company-owned stores to four franchisees during the third quarter of 2011 and 26 Company-owned stores to a franchisee during the first quarter of 2011. These decreases were partially offset by higher same store sales during the third quarter and first three quarters of 2011. Domestic Company-owned same store sales increased 4.2% in the third quarter of 2011, and 2.2% in the first three quarters of 2011. This compared to an increase of 11.8% in the third quarter of 2010, and 11.6% in the first three quarters of 2010. There were 395 Company-owned stores in operation at the end of the third quarter of 2011, versus 455 at the end of the third quarter of 2010.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $3.1 million, up 8.1% in the third quarter of 2011, and $9.7 million, up 8.2% in the first three quarters of 2011. These increases were due primarily to higher same store sales. Additionally, domestic franchise revenues in 2011 benefited from fees paid by franchisees related to the in-sourcing of certain services, such as online ordering and a call center. We also incurred an increase in general and administrative expenses for in-sourcing these initiatives. Domestic franchise same store sales increased 2.9% in the third quarter of 2011, and 2.0% in the first three quarters of 2011. This compared to an increase of 11.7% in the third quarter of 2010, and 11.6% in the first three quarters of 2010. There were 4,496 domestic franchise stores in operation at the end of the third quarter of 2011, versus 4,450 at the end of the third quarter of 2010.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations increased $20.6 million, up 10.7% in the third quarter of 2011, and $34.7 million, up 5.7% in the first three quarters of 2011. These increases were due primarily to an increase in overall commodity prices, including cheese. The published cheese block price-per-pound averaged $2.08 in the third quarter of 2011, and averaged $1.81 in the first three quarters of 2011. This was up from $1.53 and $1.46 in the comparable periods in 2010. We estimate that approximately $10.7 million of the $20.6 million increase in domestic supply chain revenues during the third quarter and approximately $20.6 million of the $34.7 million increase in domestic supply chain revenues during the first three quarters of 2011, resulted from the increases in the cheese block price-per-pound.

International Revenues

	Third Quarter of 2011		Third Quarter of 2010		First Three Quarters of 2011		First Three Quarters of 2010
International royalty and other	$24.9	55.1%	$20.1	51.5%	$73.6	53.2%	$59.9	51.4%
International supply chain	20.4	44.9%	18.9	48.5%	64.7	46.8%	56.6	48.6%

International	$45.3	100.0%	$39.0	100.0%	$138.3	100.0%	$116.5	100.0%

International revenues primarily consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $6.3 million, up 16.3% in the third quarter of 2011, and $21.8 million, up 18.7% in the first three quarters of 2011. These changes in international revenues are more fully described below.

International Royalty and Other Revenues

Revenues from international royalties and other revenues increased $4.8 million, up 24.3% in the third quarter of 2011, and $13.7 million, up 23.0% in the first three quarters of 2011. These increases were primarily due to higher same store sales and an increase in the average number of international stores open during 2011, as well as the positive impact of changes in foreign currency exchange rates of approximately $1.6 million in the third quarter of 2011 and approximately $4.2 million in the first three quarters of 2011. On a constant dollar basis (which excludes the impact of foreign currency exchange rates), same store sales increased 8.1% in the third quarter of 2011, and 7.9% in the first three quarters of 2011. This compared to an increase of 7.0% in the third quarter of 2010, and 5.9% in the first three quarters of 2010. On a historical dollar basis (which includes the impact of foreign currency exchange rates), same store sales increased 16.9% in the third quarter of 2011, and 15.8% in the first three quarters of 2011. This compared to an increase of 7.5% in the third quarter of 2010, and 11.6% in the first three quarters of 2010. The variance in our same store sales on a constant dollar basis versus a historical dollar basis in 2011 was caused by the weakening of the U.S. dollar compared to the currencies in the international markets in which we compete. There were 4,650 international stores in operation at the end of the third quarter of 2011, compared to 4,264 at the end of the third quarter of 2010.

International Supply Chain Revenues

Revenues from international supply chain operations increased $1.5 million, up 7.7% in the third quarter of 2011, and $8.1 million, up 14.3% in the first three quarters of 2011. These increases resulted from the positive impact of changes in foreign currency exchange rates of approximately $1.1 million in the third quarter of 2011, and approximately $3.3 million in the first three quarters of 2011 as well as higher volumes.

Cost of Sales / Operating Margin

	Third Quarter of 2011		Third Quarter of 2010		First Three Quarters of 2011		First Three Quarters of 2010
Consolidated revenues	$376.3	100.0%	$347.4	100.0%	$1,150.4	100.0%	$1,090.9	100.0%
Consolidated cost of sales	273.0	72.5%	253.2	72.9%	824.8	71.7%	788.4	72.3%

Consolidated operating margin	$103.4	27.5%	$94.2	27.1%	$325.7	28.3%	$302.5	27.7%

Consolidated cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $9.2 million, up 9.8% in the third quarter of 2011, and $23.2 million, up 7.7% in the first three quarters of 2011. These increases in the consolidated operating margins were due primarily to higher domestic and international franchise revenues. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the consolidated operating margin. The third quarter and first three quarters of 2011 also benefited from higher domestic Company-owned store margins as described in more detail below.

As a percentage of revenues, the consolidated operating margin increased 0.4 percentage points in the third quarter of 2011 and 0.6 percentage points in the first three quarters of 2011. These increases were due primarily to a change in our mix of revenues and higher Company-owned stores operating margins, offset in part by an increase in overall commodity prices, including cheese.

As indicated above, the consolidated operating margin as a percentage of revenues was negatively impacted by higher cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2011 average cheese prices had been in effect during 2010, the impact on supply chain margins would have caused the consolidated operating margin for the third quarter of 2010 to be approximately 26.3% of total revenues versus the reported 27.1% and approximately 27.2% of total revenues for the first three quarters of 2010 versus the reported 27.7%. However, the dollar margins for those same periods would have been unaffected.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Third Quarter of 2011		Third Quarter of 2010		First Three Quarters of 2011		First Three Quarters of 2010
Revenues	$76.2	100.0%	$77.4	100.0%	$237.9	100.0%	$244.7	100.0%
Cost of sales	61.9	81.3%	64.9	83.9%	189.8	79.8%	197.1	80.6%

Store operating margin	$14.3	18.7%	$12.4	16.1%	$48.1	20.2%	$47.6	19.4%

The domestic Company-owned store operating margin increased $1.9 million, up 14.9% in the third quarter of 2011, and $0.5 million, up 1.1% in the first three quarters of 2011. The margin increase in the third quarter of 2011 was due primarily to lower labor expenses, lower insurance expenses and higher same store sales, offset in part by an increase in overall commodity prices, including cheese. The margin increase in the first three quarters of 2011 was due primarily to lower labor expenses and higher same store sales, offset in part by an increase in overall commodity prices, including cheese. The sale of 30 Company-owned stores to four franchisees in the third quarter of 2011 and 26 Company-owned stores to a franchisee in the first quarter of 2011 did not have a material impact on the domestic Company-owned stores operating margin. As a percentage of store revenues, the store operating margin increased 2.6 percentage points in the third quarter of 2011, and 0.8 percentage points in the first three quarters of 2011, as discussed in more detail below.

As a percentage of store revenues, labor and related costs decreased 2.0 percentage points to 28.5% in the third quarter of 2011, and 1.5 percentage points to 29.2% in the first three quarters of 2011. These decreases were due primarily to labor efficiencies. Additionally, labor and related costs benefited from lower average labor rates in the first three quarters of 2011.

As a percentage of store revenues, insurance costs decreased 1.9 percentage points to 3.5% in the third quarter of 2011, and 0.4 percentage points to 3.4% in the first three quarters of 2011. The decrease in the third quarter of 2011 was due primarily to expenses incurred in 2010 related to the adverse development of certain historical non-owned auto liability and workers’ compensation claims.

As a percentage of store revenues, occupancy costs (which include rent, telephone, utilities and depreciation), decreased 1.1 percentage points to 10.7% in the third quarter of 2011, and 0.4 percentage points to 10.3% in the first three quarters of 2011. These decreases were due primarily to leveraging these fixed expenses with the higher same store sales.

As a percentage of store revenues, food costs increased 1.6 percentage points to 29.6% in the third quarter of 2011, and 1.2 percentage points to 28.6% in the first three quarters of 2011. These increases were due primarily to higher cheese and meat prices during the third quarter and first three quarters of 2011. The cheese block price-per-pound averaged $2.08 in the third quarter of 2011 and $1.81 in the first three quarters of 2011. This compared to $1.53 in the third quarter of 2010 and $1.46 in the first three quarters of 2010.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	Third Quarter of 2011		Third Quarter of 2010		First Three Quarters of 2011		First Three Quarters of 2010
Revenues	$213.1	100.0%	$192.5	100.0%	$645.2	100.0%	$610.5	100.0%
Cost of sales	192.8	90.5%	171.6	89.1%	577.3	89.5%	541.1	88.6%

Supply Chain operating margin	$20.3	9.5%	$20.9	10.9%	$67.9	10.5%	$69.3	11.4%

The domestic supply chain operating margin decreased $0.6 million, down 2.7% in the third quarter of 2011. As previously mentioned, domestic supply chain revenues increased $20.6 million in the third quarter of 2011 due primarily to an increase in overall commodity prices, including cheese; however, dollar margins were down in the third quarter of 2011 due to higher operating costs versus the prior year, including fuel costs. The domestic supply chain operating margin decreased $1.4 million, down 2.0% in the first three quarters of 2011. This decrease during the first three quarters of 2011 was due primarily to lower volumes and higher fuel costs.

As a percentage of supply chain revenues, the supply chain operating margin decreased 1.4 percentage points in the third quarter of 2011, and 0.9 percentage points in the first three quarters of 2011. These decreases were due primarily to higher commodity prices, including cheese and meats, as well as higher fuel costs. Increases in certain food prices have a negative effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2011 cheese prices been in effect during 2010, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.3% for the third quarter of 2010 and approximately 11.0% for the first three quarters of 2010. This was versus the reported 10.9% in the third quarter of 2010 and 11.4% in the first three quarters of 2010. However, the dollar margins for those same periods would have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $1.6 million, up 3.4% in the third quarter of 2011, and $0.4 million, up 0.3% in the first three quarters of 2011. General and administrative expenses were negatively impacted by $2.6 million in the third quarter of 2011 and $7.3 million for the first three quarters of 2011 versus the comparable periods in 2010 due to higher expenses incurred related to the in-sourcing of certain services, such as online ordering and a call center. We operate these services as break even initiatives, and accordingly, we incurred an increase in domestic franchise revenues for these services paid by franchisees. General and administrative expenses for the third quarter and first three quarters of 2011 were positively impacted by lower expenses in our supply chain operations. Further, general and administrative expenses benefited from lower variable performance-based bonuses of $0.2 million in third quarter of 2011 and $2.4 million in the first three quarters of 2011 versus the comparable periods in 2010. Additionally, general and administrative expenses benefited by approximately $0.5 million in the third quarter and by approximately $2.2 million in the first three quarters of 2011 primarily related to the sale of Company-owned operations.

Interest Expense

Interest expense decreased $1.0 million to $21.0 million in the third quarter of 2011, and $4.5 million to $63.5 million in the first three quarters of 2011. The interest expense comparison benefited from the write-off of deferred financing fees and payment of insurance fees in connection with debt repurchases in 2010 of approximately $0.4 million in the third quarter of 2010 and approximately $1.5 million in the first three quarters of 2010. Additionally, interest expense decreased in the third quarter and first three quarters of 2011 due to lower debt balances attributable to our debt repurchases in 2010.

Our cash borrowing rate was 5.9% in each period presented in 2011 and 2010. The Company’s average outstanding debt balance, excluding capital lease obligations, was approximately $1.4 billion in the third quarter and first three quarters of 2011 versus approximately $1.5 billion in the third quarter and first three quarters of 2010. The lower average debt balance was due primarily to debt repurchases in 2010.

Other

The Other amounts of $0.9 million in the third quarter of 2010 and $8.6 million in the first three quarters of 2010 represent the gains recognized on the repurchase and retirement of principal of $20.0 million on the Class A-2 Notes in the third quarter of 2010 and $100.4 million on the Class A-2 and Class M-1 Notes in the first three quarters of 2010.

Provision for Income Taxes

Provision for income taxes increased $2.2 million to $12.8 million in the third quarter of 2011, and increased $8.0 million to $45.3 million in the first three quarters of 2011. These increases were due primarily to higher pre-tax income. The effective tax rate was 36.8% in the third quarter of 2011, and 37.8% in the first three quarters of 2011. This compared to 39.0% in the third quarter of 2010 and 36.9% in the first three quarters of 2010. The effective tax rate for the third quarter and first three quarters of 2011 was positively impacted by higher wage related credits in 2011. Additionally, the effective tax rate for the first three quarters of 2010 was positively impacted by reserve adjustments related to a state income tax matter.

Liquidity and Capital Resources

As of September 11, 2011, we had working capital of $34.9 million, excluding restricted cash and cash equivalents of $83.3 million, and including total unrestricted cash and cash equivalents of $32.1 million. Historically, we have operated with minimal positive working capital, or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business and repurchase our fixed rate notes and our common stock, reduce our working capital amounts. As of September 11, 2011, the Company had approximately $38.1 million of restricted cash held in trust or as collateral for outstanding letters of credit (primarily relating to our insurance programs and supply chain center leases), $32.3 million of restricted cash held for future interest payments, $6.6 million of restricted cash held in interest reserves, $6.0 million of restricted cash held for capitalization of certain subsidiaries and $0.3 million of other restricted cash, for a total of $83.3 million of restricted cash and cash equivalents.

As of September 11, 2011, we had approximately $1.45 billion of long-term debt, of which $0.9 million was classified as a current liability. Our primary source of liquidity is cash flows from operations as we are fully drawn on the $60.0 million variable funding notes facility. Our securitized debt requires interest-only payments until April 2012. This interest-only period can be extended for two one-year periods if the Company meets certain requirements in each of April 2012 and April 2013. Based on our financial results for the third quarter and first three quarters of 2011, the Company currently exceeds the required threshold for extension that would be evaluated in each of April 2012 and April 2013. During the third quarter of 2011, the Company announced its intention to refinance its existing securitized debt. In connection with the proposed early refinancing, the Company incurred approximately $6.9 million of fees during the third quarter of 2011, of which approximately $6.8 million were recorded as a deferred financing cost asset in the consolidated balance sheet. Due to recent volatility in the financial markets, the Company announced its intention to postpone the refinancing. Upon the completion of the expected refinancing, the deferred financing fees incurred will be amortized over the expected term of the new securitized debt. Should the Company determine that it is no longer likely that the refinancing will be completed as originally structured, some, or all, of these fees may be required to be expensed at that time.

During the third quarter of 2011, the Company used cash of approximately $81.9 million for the repurchase and retirement of common stock under its open market share repurchase program. During the first three quarters of 2011, the Company used cash of approximately $129.2 million for the repurchase and retirement of common stock. During the third quarter of 2011, the Board of Directors approved to reset the Company’s open market share repurchase program at $200 million. As of September 11, 2011, the Company had approximately $118.2 million remaining for future share repurchases under this program. The Company expects to continue to use available unrestricted cash and cash equivalents and ongoing excess cash flow generation to, among other things, repurchase shares under the current authorized program.

During the third quarter and first three quarters of 2011, the Company experienced an increase in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international business continued to grow stores in the third quarter and first three quarters of 2011. These factors have contributed to the Company’s continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents and ongoing cash flows from operations to fund working capital requirements, invest in our core business, reduce our long-term debt and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under the variable funding notes. Management believes its current unrestricted cash and cash equivalents balance and its expected ongoing cash flows from operations will be sufficient to fund operations for the foreseeable future. We did not have any material commitments for capital expenditures as of September 11, 2011.

Cash provided by operating activities was $85.1 million in the first three quarters of 2011 and $82.3 million in the first three quarters of 2010. The $2.8 million increase was due primarily to a $25.0 million increase in net income, excluding non-cash adjustments versus the prior year period, resulting primarily from our improved operating performance. Cash provided by operating activities was negatively impacted by a $22.2 million increased use of cash attributable to changes in operating assets and liabilities primarily resulting from the timing of payments of current operating liabilities.

Cash used in investing activities was $5.6 million in the first three quarters of 2011 and $2.0 million in the first three quarters of 2010. The $3.6 million increase was due primarily to an $11.4 million change in restricted cash and cash equivalents resulting from the timing of interest and other payments relating to our financing. This was offset in part by a $3.2 million decrease in capital expenditures during the first three quarters of 2011, and a $3.0 million increase in proceeds from the sale of assets, primarily as a result of the sale of 56 Company-owned stores during 2011.

Cash used in financing activities was $95.1 million in the first three quarters of 2011 and $83.5 million in the first three quarters of 2010. The $11.6 million increase was due primarily to a $129.2 million increase in purchases of common stock, decreases in issuance of long-term debt and common stock of $5.7 million, offset in part by a $91.6 million decrease in repayments of long-term debt and capital lease obligations, a $25.0 million increase in the proceeds from exercise of stock options and a $9.4 million increase in tax benefits from stock option exercises and vesting of restricted stock.

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

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for the Company’s fiscal year ending December 30, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Forward-looking statements relating to our anticipated refinancing transaction, anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our intentions with respect to the extensions of the interest-only period on our fixed rate notes, our operating performance, the anticipated success of our reformulated pizza product, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of and our ability to refinance our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by us, such as our reformulated pizza, and other food-industry competitors; the ongoing level of profitability of our franchisees; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. Except as required by applicable securities law, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. Management actively monitors this exposure when present. As of September 11, 2011, we had $60.0 million of outstanding variable funding note borrowings. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until April 2012. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

During the quarterly period ended September 11, 2011, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended January 2, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #7 (June 20, 2011 to July 17, 2011)	3,053	$25.66	—	$200,000,000
Period #8 (July 18, 2011 to August 14, 2011)	1,251,247	25.51	1,245,000	168,244,940
Period #9 (August 15, 2011 to September 11, 2011)	1,920,411	26.10	1,918,060	118,186,995

Total	3,174,711	$25.87	3,163,060	$118,186,995

(1)	Includes 11,651 shares purchased as part of the Company’s employee stock purchase discount plan. During the third quarter, the shares were purchased at an average price of $26.68. All of the remaining shares presented were purchased pursuant to the publicly announced program.
(2)	Shares were purchased as part of the publicly announced $200.0 million share repurchase program, which was approved by the Company’s Board of Directors in July 2011.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

On October 3, 2011, Domino’s Pizza, Inc. announced that as of October 7, 2011, Christopher K. McGlothlin’s service as the Executive Vice President of Information Systems and Chief Information Officer will end. Mr. McGlothlin will receive severance benefits in accordance with his Amended and Restated Employment Agreement.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification by J. Patrick Doyle pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Michael T. Lawton pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by J. Patrick Doyle pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Michael T. Lawton pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC.
(Registrant)

Date October 18, 2011	/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer