Form 10-K
period 2012-01-01
DOMINOS PIZZA INC
filed 2012-02-28
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012

or

☐	TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32242

Domino’s Pizza, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	38-2511577
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification number)

30 Frank Lloyd Wright Drive Ann Arbor, Michigan	48106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (734) 930-3030

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Domino’s Pizza, Inc. Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act):    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of Domino’s Pizza, Inc. as of June 19, 2011 computed by reference to the closing price of Domino’s Pizza, Inc.’s Common Stock on the New York Stock Exchange on such date was $1,430,623,056.

As of February 21, 2012, Domino’s Pizza, Inc. had 57,770,796 shares of Common Stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 25, 2012 are incorporated by reference into Part III.

Part I

Item 1. Business.

Overview

Domino’s Pizza, Inc. (referred to as the “Company,” “Domino’s” or in the first person notations of “we,” “us” and “our”) is the number one pizza delivery company in the United States, based on reported consumer spending, and the second largest pizza company in the world, based on number of units and sales. On average, over one million pizzas are sold each day throughout the Domino’s system, with deliveries covering approximately ten million miles per week. We pioneered the pizza delivery business and have built the Domino’s Pizza® brand into one of the most widely-recognized consumer brands in the world. Together with our domestic franchisees, we have supported the Domino’s Pizza® brand with an estimated $1.4 billion in advertising spending in the United States over the past five years. Additionally, our international franchisees also commit significant dollars in advertising efforts in their markets. We operate through a network of 9,742 Company-owned and franchise stores, located in all 50 states and in more than 70 international markets. In addition, we operate 16 regional dough manufacturing and supply chain centers, one equipment and supply facility, one thin crust manufacturing center and one vegetable processing center in the contiguous United States, and six dough manufacturing and supply chain centers outside the contiguous United States. The foundation of our system-wide success and leading market position is our strong relationships with our franchisees, comprised of over 2,000 owner-operators throughout the world dedicated to the success of the Domino’s Pizza® brand.

We celebrated our 50th anniversary in 2010, and over our 51-year history, we have developed a simple business model focused on our core strength of delivering quality pizza and other complementary items in a timely manner. This business model includes a delivery-oriented store design with low capital requirements, a focused menu of pizza and other complementary items, committed owner-operator franchisees and a vertically-integrated supply chain system. Our earnings are driven largely by retail sales at our franchise stores, which generate royalty payments and supply chain revenues to us. We also generate earnings through retail sales at our Company-owned stores. Internationally, similar dynamics apply. However, most geographies are granted to a qualified master franchisee, and this master franchisee can utilize three potential income streams: running corporate stores, sub-franchising and running supply chain centers.

We operate our business in three segments: domestic stores, domestic supply chain and international.

•

Domestic stores. The domestic stores segment, which is comprised of 4,513 franchise stores and 394 Company-owned stores, generated revenues of $523.4 million and income from operations of $154.8 million during our fiscal year ended January 1, 2012, which we refer to herein as 2011.

•

Domestic supply chain. Our domestic supply chain segment, which manufactures our dough and thin crust products, processes vegetables and distributes food, equipment and supplies to all of our Company-owned stores and over 99% of our domestic franchise stores, generated revenues of $927.9 million and income from operations of $71.8 million during 2011.

•

International. Our international segment is comprised of 4,835 franchise stores outside the contiguous United States. It also manufactures dough and distributes food and supplies in a limited number of these markets. During 2011, our international segment generated revenues of $200.9 million, of which approximately 54% related to franchise royalties and fees, and generated income from operations of $93.1 million, of which approximately 91% related to franchise royalties and fees.

On a consolidated basis, we generated revenues of more than $1.6 billion and income from operations (after deducting $60.6 million of unallocated corporate and other expenses) of $259.1 million in 2011. Net income was $105.4 million in 2011. In each of the past three years, we have been able to increase our net income, grow our global retail sales and in those three years have added nearly 1,000 net stores worldwide. We were able to grow our business with capital expenditures that generally ranged between $20.0 million to $30.0 million on an annualized basis, as a significant portion of our earnings are derived from retail sales by our franchisees.

Our history

We have been delivering quality, affordable pizza to our customers since 1960 when brothers Thomas and James Monaghan borrowed $900 and purchased a small pizza store in Ypsilanti, Michigan. Since that time, our store count and geographic reach have grown substantially. We opened our first franchise store in 1967 and our first international store in 1983. During 2010, we opened our 9,000th store worldwide and as of January 1, 2012, we had 9,742 stores worldwide. We celebrated the Company’s 50th anniversary on December 9, 2010.

In 1998, an investor group led by investment funds associated with Bain Capital, LLC completed a recapitalization through which the investor group acquired a 93% controlling economic interest in our Company from Thomas Monaghan and his family. In 2004, Domino’s Pizza, Inc. completed its initial public offering (the “IPO”) and now trades on the New York Stock Exchange under the ticker symbol “DPZ.” In connection with the IPO, on May 11, 2004, we reincorporated in Delaware. Prior to that, TISM, Inc., the then parent company of the Domino’s Pizza business, was a Michigan corporation, which operated through its wholly-owned subsidiary, Domino’s Pizza LLC, a Michigan limited liability company.

During 2007, the Company completed a recapitalization transaction (the “2007 Recapitalization”), primarily consisting of, (i) the issuance of $1.7 billion of borrowings of fixed rate notes, (ii) the purchase and retirement of all outstanding senior subordinated notes, (iii) the repayment of all outstanding borrowings under its senior credit facility, and (iv) the payment of a special cash dividend to shareholders and related anti-dilution payments and adjustments to certain stock option holders.

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

The U.S. QSR pizza category is large and fragmented. With sales of $32.4 billion in the twelve months ended November 2011, it is the second largest category within the $238.9 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carry-out.

We operate primarily within the U.S. pizza delivery component. Its $9.8 billion of sales accounted for approximately 30% of total U.S. QSR pizza category sales in the twelve months ended November 2011. We and our top two competitors account for approximately 51% of U.S. pizza delivery, based on reported consumer spending, with the remaining 49% attributable to regional chains and individual establishments.

We also compete in the growing carry-out component, which, together with pizza delivery, comprise the largest components of the U.S. QSR pizza category. U.S. carry-out pizza had $14.3 billion of sales in the twelve months ended November 2011 and while our primary focus is on pizza delivery, we are also favorably positioned to compete in carry-out given our strong brand, convenient store locations and quality, affordable menu offerings.

In contrast to the United States, international pizza delivery is relatively underdeveloped, with only Domino’s and one other competitor having a significant global presence. We believe that demand for international pizza and pizza delivery is large and growing, driven by international consumers’ increasing emphasis on convenience, and the proven success of our 28 years of conducting business abroad.

Our competitive strengths

We believe that our competitive strengths include the following:

•

Strong and proven growth and earnings model. Over our 51-year history, we have developed a focused growth and earnings model. This model is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and generate demand for new stores. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty fees and through supply chain revenues, with minimal associated capital expenditures by us.

•

Strong store-level economics. We have developed a cost-efficient store model, characterized by a delivery and carry-out oriented store design, with low capital requirements and a focused menu of quality, affordable pizza and other complementary items. At the store level, we believe that the simplicity and efficiency of our operations give us significant advantages over our competitors, who, in many cases, also focus on dine-in. Our domestic stores, and the vast majority of our international stores, do not offer extensive dine-in areas and thus do not require expensive restaurant facilities and staffing. In addition, our focused menu simplifies and streamlines our production and delivery processes and maximizes economies of scale on purchases of our principal ingredients. As a result of our focused business model and menu, our stores are small (generally up to 1,500 square feet) and relatively inexpensive to build, furnish and maintain as compared to many other QSR franchise opportunities. The combination of this efficient store model and strong store sales volume has resulted in strong store-level financial returns and makes Domino’s Pizza an attractive business opportunity for existing and prospective franchisees.

•

Strong and well-diversified franchise system. We have developed a large, global, diversified and committed franchise network that is a critical component of our system-wide success and our leading position in pizza delivery. As of January 1, 2012, our franchise store network consisted of 9,348 stores, 48% of which were located in the contiguous United States. In the United States, nine franchisees operate more than 50 stores, including our largest domestic franchisee who operates 136 stores. Our domestic franchisees own and operate an average of four stores. We generally require our domestic franchisees to forego active, outside business endeavors, aligning their interests with ours and making the success of each Domino’s Pizza store of critical importance to our franchisees.

In addition, we generally share 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of the pre-tax profits generated by our regional dough manufacturing and supply chain centers with those domestic franchisees who agree to purchase all of their food from our supply chain system. These arrangements strengthen our ties with our franchisees by enhancing their profitability, while providing us with a continuing source of revenues and earnings. This arrangement also provides incentives for franchisees to work closely with us to reduce costs. We believe our strong, mutually-beneficial franchisee relationships are evidenced by the over 99% voluntary participation in our domestic supply chain system, our over 99% domestic franchise contract renewal rate and our over 99% collection rate on domestic franchise royalty and domestic supply chain receivables.

Internationally, we have been able to grow our franchise network by attracting franchisees with business experience and local market knowledge. We generally employ our master franchise model, which provides our international franchisees with exclusive rights to operate stores and sub-franchise our well-recognized Domino’s Pizza® brand name in specific, agreed-upon market areas, as well as operate their own supply chain systems. From year-end 2006 through 2011, we grew our international franchise network 50%, from 3,223 stores to 4,835 stores. Our largest master franchisee operates 861 stores in five markets, which accounts for approximately 18% of our total international store count. During 2011, we had 413 net international store openings, including 75 net stores in India, 58 net stores in Turkey and 54 net stores in the United Kingdom.

•

Strong cash flow and earnings stream. A substantial percentage of our earnings are generated by our committed, owner-operator franchisees through royalty payments and revenues to our vertically-integrated supply chain system.

We believe that our store economics have led to a strong, well-diversified franchise system. This established franchise system has produced strong cash flow and earnings for us, which has enabled us to invest in the Domino’s Pizza® brand, our stores, our technology and our supply chain centers, pay significant dividends, repurchase shares of our common stock, repurchase and retire outstanding principal on our fixed rate notes and deliver attractive returns to our stockholders.

•

#1 pizza delivery company in the United States with a leading international presence. We are the number one pizza delivery company in the United States with a 22.6% share based on reported consumer spending. With 4,907 stores located in the contiguous United States, our domestic store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and advertising investment across our store base. We also believe that our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery.

Outside the United States, we have significant market share positions in the key markets in which we compete, including the United Kingdom, Mexico, Australia, India, South Korea, Canada, Turkey, Japan, France and Taiwan. Our top ten international markets, based on store count, accounted for approximately 76% of our international retail sales in 2011. We believe we have a strong presence in each of these markets.

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

In 2011, we made approximately 515,000 full-service food deliveries to our domestic stores, or approximately two deliveries per store, per week, with an on-time delivery performance rate of approximately 94%. All of our Company-owned and over 99% of our domestic franchise stores purchase all of their food and supplies from us. This is accomplished through our network of 16 regional dough manufacturing and supply chain centers, each of which is generally located within a one-day delivery radius of the stores it serves, and a leased fleet of over 400 tractors and trailers. Additionally, we supply our domestic and international franchisees with equipment and supplies through our equipment and supply center, which we operate as part of our domestic supply chain segment, offering a full range of non-food products, from ovens to uniforms. We also supply certain of our domestic stores with ingredients that are processed at our vegetable processing center and thin crust product that is manufactured at our thin crust manufacturing center, both of which we operate as part of our domestic supply chain segment.

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

•

Grow our leading position in an attractive industry. U.S. pizza delivery and carry-out are the largest components of the U.S. QSR pizza category. They are also highly fragmented. Pizza delivery, through which a majority of our retail sales are generated, had sales of $9.8 billion in the twelve months ended November 2011. As the leader in U.S. pizza delivery, we believe that our convenient store locations, simple operating model, widely-recognized brand and efficient supply chain system are competitive advantages that position us to capitalize on future growth.

The carry-out component had $14.3 billion of sales in the twelve months ended November 2011. While our primary focus is on pizza delivery, we are also favorably positioned as a leader in the growing carry-out component given our strong brand, convenient store locations and quality, affordable menu offerings.

•

Leverage our strong brand awareness. We believe that the strength of our Domino’s Pizza® brand makes us one of the first choices of consumers seeking a convenient, quality and affordable meal. We intend to continue to promote our brand name and enhance our reputation as the leader in pizza delivery. In 2009, in connection with the launch of our improved pizza recipe, we launched the campaign, “Oh Yes We Did.” The launch of the new pizza and this campaign received significant attention in the news media, social networking internet sites and other media outlets and we experienced positive same store sales growth in our domestic stores throughout 2010 and 2011.

In 2008, each domestic store contributed 4% of its retail sales to support national advertising in addition to contributions for market-level advertising. In 2009, domestic stores within active advertising co-operatives elected to allocate an additional 1% of their advertising contributions to support national advertising initiatives, which resulted in each domestic store contributing 5% of its retail sales to support national advertising as stores within inactive advertising co-operatives were already contributing 5% of its retail sales to support national advertising. Also in 2009, all domestic franchisees amended their standard franchise agreements to require a contribution of 5.5% (subject, in limited instances, to lower rates based on certain incentives and waivers) of their retail sales for national advertising and to eliminate the required market-level contributions. We currently anticipate this 5.5% contribution rate, which took effect in 2010 and continued throughout 2011, to remain in place for the foreseeable future.

We intend to leverage our strong brand by continuing to introduce innovative, consumer-tested and profitable new product varieties (such as Artisan pizzas, Oven Baked Sandwiches, Domino’s American Legends® pizzas and BreadBowl Pasta™), complementary side items (such as our new Stuffed Cheesy Bread, boneless chicken and wings, Cinna Stix® and Chocolate Lava Crunch Cakes) and value promotions, as well as through marketing affiliations with brands such as Coca-Cola®. Additionally, we may from time-to-time partner with other organizations in an effort to promote the Domino’s Pizza® brand. We believe these opportunities, when coupled with our scale and share leadership, will allow us to grow our position in U.S. pizza delivery.

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

We believe that pizza has global appeal and that there is strong and growing international demand for delivered pizza. We have successfully built a broad international platform, primarily through our master franchise model, as evidenced by our 4,835 international stores in more than 70 international markets. We believe that we continue to have significant long-term growth opportunities in international markets where we have established a leading presence. In our top ten international markets, we believe that our current store base is approximately half of the total long-term potential store base in those markets. Generally, we believe we will achieve long-term growth internationally as a result of the favorable store-level economics of our business model, the growing international demand for pizza and delivered pizza and the strong global recognition of the Domino’s Pizza® brand. Our international stores have produced positive quarterly same store sales growth for 72 consecutive quarters. Additionally, during 2011, we had 413 net international store openings, including 75 net stores in India, 58 net stores in Turkey and 54 net stores in the United Kingdom.

Store operations

We believe that our focused and proven store model provides a significant competitive advantage relative to many of our competitors who focus on multiple components of the pizza category, particularly dine-in. We have been focused primarily on pizza delivery for over 50 years. Because our domestic stores and most of our international stores do not offer extensive dine-in areas, they typically do not require expensive real estate, are relatively small and are relatively inexpensive to build and equip. Our stores also benefit from lower maintenance costs, as store assets have long lives and updates are not frequently required. Our simple and efficient operational processes, which we have refined through continuous improvement, include:

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

Production-oriented store designs

Our typical store is relatively small, occupying generally up to 1,500 square feet and is designed with a focus on efficient and timely production of consistently high quality food for delivery. The store layout has been refined over time to provide an efficient flow from order-taking to delivery. Our stores are primarily production facilities and accordingly, do not typically have an extensive dine-in area.

Product and process innovations

Our over 50 years of experience and innovative culture have resulted in numerous new product and process developments that increase both quality and efficiency. These include our efficient, vertically-integrated supply chain system, a sturdier corrugated pizza box and a mesh screen that helped cook pizza crust more evenly. The Domino’s HeatWave® hot bag keeps our pizzas hot during delivery. We also continue to introduce new products such as Domino’s Oven Baked Sandwiches, launched in 2008; Domino’s American Legends® pizzas and Domino’s BreadBowl Pasta™, both launched in 2009; and improved new boneless chicken and wings, Domino’s Artisan pizzas and Stuffed Cheesy Bread, each launched in 2011. Additionally, we have added a number of complementary side items to our menu such as bread sticks, Cinna Stix® and Chocolate Lava Crunch Cakes. In 2009, we introduced our improved pizza recipe, which was a change to our core pizza recipe.

Focused menu

We maintain a focused menu that is designed to present an attractive, quality offering to customers, while minimizing order errors, and expediting the order taking and food preparation processes. Our basic menu has three choices for pizza products: pizza type, pizza size and pizza toppings. Most of our stores carry two or three sizes of Traditional Hand-Tossed, Pan, Brooklyn Style and Crunchy Thin Crust pizza. Our typical store also offers Domino’s Artisan pizzas, Domino’s American Legends® pizzas, Domino’s Oven Baked Sandwiches, Domino’s Bread Bowl Pasta™, boneless chicken and wings, bread sticks, Cinna Stix®, Chocolate Lava Crunch Cakes, new Stuffed Cheesy Bread and Coca-Cola® soft drink products. We also occasionally offer other products on a promotional or a regional basis, such as salads. We believe that our focused menu creates a strong identity among consumers, improves operating efficiency and maintains food quality and consistency.

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

Domino’s PULSE™ point-of-sale system

Our computerized management information systems are designed to improve operating efficiencies, provide corporate management with timely access to financial and marketing data and reduce store and corporate administrative time and expense. We have installed Domino’s PULSE™, our proprietary point-of-sale system, in every Company-owned store in the United States and in more than 98% of our domestic franchise stores and in a growing portion of the international stores. Domino’s PULSE™ features include:

•	touch screen ordering, which ensures accuracy and facilitates more efficient order taking;

•	a delivery driver routing system, which ensures delivery efficiency;

•	administrative and reporting capabilities, which enable store managers to better focus on store operations and customer satisfaction; and

•	state-of-the-art online ordering capability, including Pizza Tracker and Pizza Builder.

We require our domestic franchisees to install and maintain Domino’s PULSE™. Additionally, Domino’s PULSE™ has been installed in over 2,000 international franchise stores. Management believes that utilizing Domino’s PULSE™ throughout our domestic system, and a growing portion of our global system, provides us with competitive advantages over other point-of-sales systems, including:

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

Since the rollout of Domino’s PULSE™ to our domestic stores, our online ordering transactions have grown. Currently, on average, almost one-third of our domestic stores’ sales originate online. In 2010, we made the strategic decision to develop our own online ordering platform and manage this important and growing area of our business internally. In 2011, we launched a new mobile application for the iPhone and iPod touch to provide further convenience for our customers when ordering online. We intend to continue to enhance and grow our online ordering capabilities.

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

Segment overview

We operate in three business segments:

•

Domestic stores. Our domestic stores segment consists of our domestic franchise operations, which oversees a network of 4,513 franchise stores located in the contiguous United States, and our domestic Company-owned store operations, which operates a network of 394 Company-owned stores located in the contiguous United States;

•

Domestic supply chain. Our domestic supply chain segment operates 16 regional dough manufacturing and food supply chain centers, one thin crust manufacturing center, one supply chain center providing equipment and supplies to certain of our domestic and international stores and one vegetable processing center; and

•

International. Our international segment is comprised of our network of 4,835 international franchise stores in more than 70 international markets. Our international segment also distributes food to a limited number of markets from six dough manufacturing and supply chain centers in Canada (four), Alaska and Hawaii.

Domestic stores

During 2011, our domestic stores segment accounted for $523.4 million, or nearly 32% of our consolidated revenues. Our domestic franchises are operated by entrepreneurs who own and operate an average of four stores. Nine of our domestic franchisees operate more than 50 stores, including our largest domestic franchisee who operates 136 stores. Our principal sources of revenues from domestic store operations are Company-owned store sales and royalty payments based on retail sales by our franchisees. Our domestic network of Company-owned stores also plays an important strategic role in our predominantly franchised operating structure. In addition to generating revenues and earnings, we use our domestic Company-owned stores as test sites for new products and promotions as well as store operational improvements and as forums for training new store managers and prospective franchisees. We also believe that our domestic Company-owned stores add to the economies of scale available for advertising, marketing and other costs that are primarily borne by our franchisees. While we continue to be primarily a franchised business, we continually evaluate our mix of domestic Company-owned and franchise stores in an effort to optimize our long-term profitability.

Our domestic Company-owned store operations are divided into ten geographic areas located throughout the contiguous United States while our domestic franchise operations are divided into four regions. Our team members within these areas provide direct supervision over our domestic Company-owned stores; provide training, store operational audits and marketing services and provide financial analysis and store development services to our franchisees. We maintain a close relationship with our franchise stores through regional franchise teams, an array of computer-based training materials that help franchise stores comply with our standards and franchise advisory groups that facilitate communications between us and our franchisees.

Domestic supply chain

During 2011, our domestic supply chain segment accounted for $927.9 million, or 56% of our consolidated revenues. Our domestic supply chain segment is comprised primarily of 16 regional dough manufacturing and supply chain centers that manufacture fresh dough on a daily basis and purchase, receive, store and deliver quality pizza-related food products and other complementary items to all of our Company-owned stores and over 99% of our domestic franchise stores. Each regional dough manufacturing and supply chain center serves approximately 300 stores, generally located within a one-day delivery radius. We regularly supply nearly 5,000 stores with various supplies and ingredients, of which, nine product groups account for over 90% of the volume. Our domestic supply chain segment made approximately 515,000 full-service deliveries in 2011 or approximately two deliveries per store, per week; and we produced over 304 million pounds of dough during 2011.

We believe that our franchisees voluntarily choose to obtain food, supplies and equipment from us because we provide the most efficient, convenient and cost-effective alternative, while also providing both quality and consistency. In addition, our domestic supply chain segment offers a profit-sharing arrangement to stores that purchase all of their food from our domestic dough manufacturing and supply chain centers. This profit-sharing arrangement generally provides domestic Company-owned stores and participating franchisees with 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of their regional supply chain center’s pre-tax profits. Profits are shared with the franchisees based upon each franchisee’s purchases from our supply chain centers. We believe these arrangements strengthen our ties with these franchisees.

The information systems used by our domestic dough manufacturing and supply chain centers are an integral part of the quality service we provide our stores. We use routing strategies and software to optimize our daily delivery schedules, which maximizes on-time deliveries. Through our strategic dough manufacturing and supply chain center locations and proven routing systems, we achieved an on-time delivery performance rate of over 94% during 2011. Our supply chain center drivers unload food and supplies and stock store shelves typically during non-peak store hours, which minimize disruptions in store operations.

International

During 2011, our international segment accounted for $200.9 million, or 12% of our consolidated revenues. At January 1, 2012, we had 4,835 international franchise stores. The principal sources of revenues from our international operations are royalty payments generated by retail sales from franchise stores and sales of food and supplies to franchisees in certain markets.

We have grown by more than 1,600 international stores over the past five years. During 2011, we had 413 net international store openings, including 75 net stores in India, 58 net stores in Turkey and 54 net stores in the United Kingdom. Our international franchisees adapt our standard operating model, within certain parameters, to satisfy the local eating habits and consumer preferences of various regions outside the United States. Currently, most of our international stores are operated under master franchise agreements, and we plan to continue entering into master franchise agreements with qualified franchisees to expand our international operations in selected countries. We believe that our international franchise stores appeal to potential franchisees because of our well-recognized brand name, the limited capital expenditures required to open and operate our stores and our system’s favorable store economics. While we had a significant presence in our top ten international markets, we believe that these markets contain opportunities for additional growth of the Domino’s brand. The following table shows our store count as of January 1, 2012 in our top ten international markets, which account for approximately 75% of our international stores.

Market	Number of stores
United Kingdom	670
Mexico	577
Australia	450
India	439
South Korea	358
Canada	354
Turkey	220
Japan	205
France	195
Taiwan	141

Our domestic franchise program

As of January 1, 2012, our 4,513 domestic franchise stores were owned and operated by our 1,077 domestic franchisees. The success of our franchise formula, which enables franchisees to benefit from our brand name with a relatively low initial capital investment, has attracted a large number of motivated entrepreneurs as franchisees. As of January 1, 2012, the average domestic franchisee owned and operated four stores and had been in our franchise system for over fourteen years. At the same time, nine of our domestic franchisees operated more than 50 stores, including our largest domestic franchisee who operates 136 stores.

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

Our international franchise program

Franchisees

The vast majority of our markets outside of the contiguous United States are operated by master franchisees with franchise and distribution rights for entire regions or countries; in a few select regions or countries, we franchise directly to individual store operators. Prospective master franchisees are required to possess or have access to local market knowledge required to establish and develop Domino’s Pizza stores. The local market knowledge focuses on the ability to identify and access targeted real estate sites along with expertise in local customs, culture, consumer behavior and laws. We also seek candidates that have access to sufficient capital to meet growth and development plans.

Master franchise agreements

Our master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores and the right to operate supply chain centers in a particular geographic area for a term of 10 to 20 years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time franchise fee as well as an additional franchise fee upon the opening of each new store. In addition, the master franchisee is required to pay a continuing royalty fee as a percentage of retail sales, which varies among international markets, and averaged approximately 3.0% in 2011.

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

Marketing operations

In our recent history, depending on the fiscal year, our domestic stores have contributed 4% or 5% of their retail sales to fund national marketing and advertising campaigns, with additional required contributions to market-level programs. During 2009, all domestic franchisees amended their master franchise agreements to require a contribution of 5.5% (subject, in limited instances, to lower rates based on certain incentives and waivers) of their retail sales to fund national marketing and advertising campaigns and to eliminate the required market-level contributions. Management currently anticipates this 5.5% contribution rate, which began in 2010 and continued in 2011, will remain in place for the foreseeable future. In those markets where we have co-operative advertising programs, our domestic stores are still able to contribute to market-level media campaigns at their discretion. These national and market-level funds are administered by Domino’s National Advertising Fund Inc., or DNAF, our not-for-profit advertising subsidiary. The funds remitted to DNAF are used primarily to purchase media for advertising, but also support market research, field communications, public relations, commercial production, talent payments and other activities supporting the Domino’s Pizza® brand. DNAF also provides cost-effective print materials to our domestic stores for use in local marketing that reinforce our national branding strategy. In addition to the national and market-level advertising contributions, domestic stores spend additional amounts on local store marketing, including targeted database mailings, saturation print mailings and community involvement through school and civic organizations. Additionally, we may from time-to-time partner with other organizations in an effort to promote the Domino’s Pizza® brand.

By communicating a common brand message at the national, local market and store levels, we create and reinforce a powerful, consistent marketing message to consumers. This is evidenced by our successful marketing campaign with the slogan “Oh Yes We Did.” Since introducing our improved pizza recipe and this new marketing campaign in the fourth quarter of 2009, we have received significant attention in the news media, social networking internet sites and other media outlets, and have experienced positive same store sales growth in our domestic stores. Additionally in May 2011, Pizza Today, the leading publication of the pizza industry, named Domino’s its “Chain of the Year” for the second straight year – making the Company a three-time overall winner of the honor, and the first pizza delivery company to receive the honor in back-to-back years. Over the past five years, we estimate that domestic stores have invested approximately $1.4 billion on national, local and co-operative advertising in the United States.

Internationally, marketing efforts are the responsibility of the franchisee in each local market. We assist international franchisees with their marketing efforts through marketing workshops and knowledge sharing of best practices and successful concepts.

Third-party suppliers

We have maintained active relationships of 20 years or more with more than half of our major third-party suppliers. Our third-party suppliers are required to meet strict quality standards to ensure food safety. We review and evaluate our third-party suppliers’ quality assurance programs through, among other actions, on-site visits, third party audits and product evaluations to ensure compliance with our standards. We believe that the length and quality of our relationships with third-party suppliers provides us with priority service and quality products at competitive prices.

We believe that two factors have been critical to maintaining long-lasting relationships and keeping our purchasing costs low. First, we are one of the largest domestic volume purchasers of pizza-related products such as flour, cheese, sauce and pizza boxes, which allows us to maximize leverage with our third-party suppliers when items are put out for bid on a scheduled basis. Second, we use a combination of single-source and multi-source procurement strategies. Each supply category is evaluated along a number of criteria including value of purchasing leverage, consistency of quality and reliability of supply to determine the appropriate number of third-party suppliers.

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

We believe that alternative third-party suppliers for all of these ingredients are available, and all of our pizza boxes, sauces and other ingredients are sourced from various third-party suppliers. While we may incur additional costs if we are required to replace any of our third-party suppliers, we do not believe that such additional costs would have a material adverse effect on our business. We also entered into a multi-year agreement with Coca-Cola effective January 1, 2003 for the contiguous United States. The contract provides for Coca-Cola to be our exclusive beverage supplier and expires at such time as a minimum number of cases of Coca-Cola® products are purchased by us. We continually evaluate each supply category to determine the optimal sourcing strategy.

We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies or products. Prices charged to us by our third-party suppliers are subject to fluctuation and we have historically been able to pass increased costs and savings on to our stores. We periodically enter into supplier contracts, and infrequently utilize financial instruments, to manage the risk from changes in commodity prices. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

We are also subject to the Fair Labor Standards Act and various other federal and state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of our food service personnel are paid at rates related to the applicable minimum wage, and past increases in the minimum wage have increased our labor costs, as would future increases.

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

Privacy and data protection

We are subject to a number of privacy and data protection laws and regulations globally. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing attention to privacy and data protection issues with the potential to affect directly our business, including recently enacted laws and regulations in the United States and internationally requiring notification to individuals and government authorities of security breaches involving certain categories of personal information. We have a privacy policy posted on our website at www.dominos.com and believe that we are in material compliance therewith.

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

Environmental matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2011, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2012.

Employees

As of January 1, 2012, we had approximately 10,000 employees, who we refer to as team members, in our Company-owned stores, supply chain centers, World Resource Center (our corporate headquarters) and regional offices. None of our team members are represented by a labor union or covered by a collective bargaining agreement. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s Pizza system, including our employees, franchisees and the employees of franchisees, was over 195,000 as of January 1, 2012.

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

National philanthropic partner

We have a tradition of creating multi-year partnerships with a national charity to raise funds and public awareness for the organization. Our current national philanthropic partner is St. Jude Children’s Research Hospital®. St. Jude is internationally recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national fundraising campaign called Thanks and Giving, the Domino’s Pizza system has contributed more than $12.0 million to St. Jude during our eight years of partnership, including approximately $2.4 million in 2011. In addition to raising funds, the Domino’s Pizza system has supported St. Jude through in-kind donations, including hosting hospital-wide pizza parties for patients and their families. The Domino’s Pizza system also helps St. Jude build awareness through the inclusion of the St. Jude logo on millions of our pizza boxes and through a link on our consumer web site.

The Domino’s Pizza Partners Foundation

Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Completely funded by team member and franchise contributions, the foundation is a separate, not-for-profit organization that has disbursed nearly $12.0 million since its inception, to meet the needs of team members facing crisis situations, such as fire, accidents, illness or other personal tragedies.

Domino’s Pizza contributions

During 2011, the Domino’s Pizza system has directly contributed as well as helped raise approximately $2.8 million to external charitable organizations in monetary and in-kind giving.

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

Working capital

Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., page 29.

Customers

The Company’s business is not dependent upon a single customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2009, 2010 or 2011. Our largest franchisee operates 861 stores in five international markets, and accounted for approximately 8.8% of our total store count. Additionally, royalty revenues from this franchisee accounted for approximately 1.1% of our consolidated revenues in 2011.

Seasonal operations

The Company’s business is not typically seasonal.

Backlog orders

The Company has no backlog orders as of January 1, 2012.

Government contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial information about business segments and geographic areas

Financial information about international and United States markets and business segments is incorporated herein by reference to Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in Part II, Item 6., pages 27 through 28, Item 7. and 7A., pages 29 through 45 and Item 8., pages 46 through 76, respectively, of this Form 10-K.

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

Item 1A. Risk Factors.

The quick service restaurant pizza category is highly competitive and such competition could adversely affect our operating results.

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

We also compete on a broader scale with quick service and other international, national, regional and local restaurants. The overall food service market and the quick service restaurant sector are intensely competitive with respect to food quality, price, service, image, convenience and concept, and are often affected by changes in:

•	consumer tastes;

•	international, national, regional or local economic conditions;

•	disposable purchasing power;

•	demographic trends; and

•	currency fluctuations related to our international operations.

We compete within the food service market and the quick service restaurant sector not only for customers, but also for management and hourly employees, suitable real estate sites and qualified franchisees. Our domestic supply chain segment is also subject to competition from outside suppliers. While over 99% of domestic franchisees purchased food, equipment and supplies from us in 2011, domestic franchisees are not required to purchase food, equipment or supplies from us and they may choose to purchase from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our domestic supply chain centers, our financial condition, business and results of operations would be adversely affected.

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

Food service businesses are affected by changes in consumer tastes, international, national, regional and local economic conditions, and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as more healthy, our business and operating results would be harmed. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do.

Reports of food-borne illness or food tampering could reduce sales and harm our business.

Reports, whether true or not, of food-borne illnesses (such as E. Coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the QSR sector and could in the future as well. The potential for acts of terrorism on our nation’s food supply also exists and, if such an event occurs, it could have a negative impact on us and could severely hurt sales, revenues and profits. In addition, our reputation is an important asset; as a result, anything that damages our reputation could immediately and severely affect our sales, revenue, and profits. Media reports of illnesses and injuries, whether accurate or not, could force some stores to close or otherwise reduce sales at such stores. In addition, reports of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect us on a local, regional, national or international basis.

Increases in food, labor and other costs could adversely affect our profitability and operating results.

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. The cheese block price per pound averaged $1.80 in 2011, and the estimated increase in Company-owned store food costs from a hypothetical $0.25 adverse change in the average cheese block price per pound would have been approximately $2.1 million in 2011. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. Food, including cheese costs and labor represent approximately 50% to 60% of a typical Company-owned store’s sales.

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

We operate 16 regional dough manufacturing and supply chain centers, one thin crust manufacturing center and one vegetable processing center in the contiguous United States and a total of six dough manufacturing and supply chain centers in Alaska, Hawaii and Canada. Our domestic dough manufacturing and supply chain centers service all of our Company-owned stores and over 99% of our domestic franchise stores. As a result, any prolonged disruption in the operations of any of these facilities, whether due to technical or labor difficulties, destruction or damage to the facility, real estate issues or other reasons, could adversely affect our business and operating results.

We face risks of litigation and negative publicity from customers, franchisees, employees and others in the ordinary course of business, which diverts our financial and management resources. Any adverse litigation or publicity may negatively impact our financial condition and results of operations.

Claims of illness or injury relating to food quality or food handling are common in the food service industry, and vehicular accidents and injuries occur in the food delivery business. In addition, class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat foods and that quick service restaurant marketing practices have encouraged obesity. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact our financial condition, results of operations and brand reputation, thereby hindering our ability to attract and retain franchisees and grow our business.

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

Our success in the highly competitive business of pizza delivery will continue to depend to a significant extent on our leadership team and other key management personnel. Other than with our President and Chief Executive Officer, J. Patrick Doyle, we do not have long-term employment agreements with any of our executive officers. As a result, we may not be able to retain our executive officers and key personnel or attract additional qualified management. While we do not have long-term employment agreements with our executive officers, for all of our executive officers we have non-compete and non-solicitation agreements that extend for 24 months following the termination of such executive officer’s employment. Our success also will continue to depend on our ability to attract and retain qualified personnel to operate our stores, dough manufacturing and supply chain centers and international operations. The loss of these employees or our inability to recruit and retain qualified personnel could have a material adverse effect on our operating results.

Our international operations subject us to additional risk. Such risks and costs may differ in each country in which we and our franchisees do business and may cause our profitability to decline due to increased costs.

We conduct a growing portion of our business outside the United States. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither we nor our franchisees have control, may include:

•	recessionary or expansive trends in international markets;

•	changing labor conditions and difficulties in staffing and managing our foreign operations;

•	increases in the taxes we pay and other changes in applicable tax laws;

•	legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in inflation rates;

•	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

•	difficulty in collecting our royalties and longer payment cycles;

•	expropriation of private enterprises;

•	increases in anti-American sentiment and the identification of the Domino’s Brand as an American brand;

•	political and economic instability; and

•	other external factors.

Adverse economic conditions and the global debt crisis subject us to additional risk.

Our financial condition and results of operations are impacted by global markets and economic conditions over which neither we nor our franchisees have control. An economic downturn may result in a reduction in the demand for our products, longer payment cycles, slower adoption of new technologies and increased price competition. Poor economic conditions may adversely affect the ability of our franchisees to pay royalties or amounts owed, and could have a material adverse impact on our ability to pursue our growth strategy, which would reduce cash collections and in turn, may materially and adversely affect our ability to service our debt obligations.

The ongoing deterioration of the sovereign debt of several European countries, together with the risk of contagion to other more stable countries, has exacerbated the global economic crisis. Despite taking various measures, including the creation of the European Financial Stability Fund by the European Commission and the allocation of funds to affected countries, concerns persist regarding the debt burden of these countries and their ability to meet future financial obligations. The European debt crisis has also raised concerns over the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances among countries that use the euro as their currency. These concerns could lead to the re-introduction of individual currencies in one or more of these countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro denominated obligations would be determined by laws in effect at such time. As of January 1, 2012, we had 1,499 stores in Europe, up from 871 in 2007. The potential developments in Europe, or market perceptions concerning these and related issues, could adversely affect the value of our earnings generated by such stores.

As part of the reforms to resolve the European debt crisis, some European countries have adopted or may adopt austerity measures in terms of fiscal policy, which could negatively impact employment, consumer confidence and household disposable income, resulting in reduced consumer expenditures for our products. Such austerity measures could also adversely affect the ability of third party suppliers to meet our requirements in a timely fashion, or at all. There can be no assurance that any such austerity measures will be successful or that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere.

Nations outside of the European Union also face significant debt burdens, which have the potential to negatively impact the global economy. On August 5, 2011, Standard & Poor's lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While U.S. lawmakers had reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor's view that such agreement had fallen short of what would be necessary to stabilize the U.S. government's medium term debt dynamics. This downgrade, along with market concerns about possible further downgrades and about the government's credit in general, could have a material adverse impact on financial markets and economic conditions in the United States and throughout the world.

Fluctuations in the value of the U.S. dollar in relation to other currencies may lead to lower revenues and earnings.

Exchange rate fluctuations could have an adverse effect on our results of operations. Approximately 10.5% of our total revenues in 2009, 11.2% of our total revenues in 2010 and 12.2% of our revenues in 2011 were derived from our international segment, a majority of which were denominated in foreign currencies. Sales made by franchise stores outside the United States are denominated in the currency of the country in which the store is located, and this currency could become less valuable in U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the United States or lower profitability to our franchisees outside the United States, or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $8.0 million in 2011.

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

Our earnings and business growth strategy depends on the success of our franchisees, and we may be harmed by actions taken by our franchisees, or employees of our franchisees, that are outside of our control.

A significant portion of our earnings comes from royalties generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide limited training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image and reputation may suffer, and as a result our revenues and stock price could decline. While we try to ensure that our franchisees maintain the quality of our brand and branded products, our franchisees may take actions that adversely affect the value of our intellectual property or reputation. As of January 1, 2012, we had 1,077 domestic franchisees operating 4,513 domestic stores. Nine of these franchisees each operate over 50 domestic stores, including our largest domestic franchisee who operates 136 stores, and the average franchisee owns and operates four stores. In addition, our international master franchisees are generally responsible for the development of significantly more stores than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. Our largest international master franchisee operates 861 stores in five markets, which accounts for approximately 18% of our total international store count. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

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

We are subject to numerous federal, state, local and foreign laws and regulations, as well as, requirements issued by other groups, including those relating to:

•	the preparation, sale and labeling of food;

•	building and zoning requirements;

•	environmental protection;

•	minimum wage, overtime and other labor requirements;

•	compliance with securities laws and New York Stock Exchange listed company rules;

•	compliance with the Americans with Disabilities Act of 1990, as amended;

•	working and safety conditions;

•	menu labeling and other nutritional requirements;

•	compliance with the Payment Card Industry Data Security Standards (PCI DSS) and similar requirements;

•	compliance with the Patient Protection and Affordable Care Act, and subsequent amendments; and

•	compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules promulgated thereunder.

We may become subject to legislation or regulation seeking to tax and/or regulate high-fat foods or foods otherwise deemed to be “unhealthy.” If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

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

As a result of the 2007 Recapitalization, we hold a substantial amount of indebtedness and are highly leveraged. As of January 1, 2012, our consolidated long-term indebtedness was approximately $1.45 billion. We may also incur additional debt, which would not be prohibited under the terms of the securitized debt agreements. Our substantial indebtedness could have important consequences to our business and our shareholders. For example, it could:

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

We own two domestic Company-owned store buildings and five supply chain center buildings. We also own five store buildings that we lease to domestic franchisees. All other domestic Company-owned stores are leased by us, typically under five-year leases with one or two five-year renewal options. All other domestic and international supply chain centers are leased by us, typically under leases ranging between five and 15 years with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

Item 3. Legal Proceedings.

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include, without limitation, workers' compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Included in the matters described above, we are party to four employment practice cases, three casualty cases, and one patent case. We have established accruals for losses relate to these cases which we believe are reasonable based upon our assessment of the current facts and circumstances, however, it is reasonably possible that our ultimate losses could exceed the amounts recorded by up to $3.0 million. The remaining cases described in the foregoing paragraph could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management's opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

While we may occasionally be party to large claims, including class action suits, we do not believe that these matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 21, 2012, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 57,770,796 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.”

The following table presents the high and low closing prices by quarter for Domino’s Pizza, Inc.’s common stock, as reported by the NYSE. There were no dividends declared per common share during 2010 or 2011.

	High	Low	Dividends Declared Per Share
2010:
First quarter (January 4, 2010 – March 28, 2010)	$14.19	$8.68	$—
Second quarter (March 29, 2010 – June 20, 2010)	16.16	12.08	—
Third quarter (June 21, 2010 – September 12, 2010)	14.07	10.99	—
Fourth quarter (September 13, 2010 – January 2, 2011)	16.09	13.09	—

2011:
First quarter (January 3, 2011 – March 27, 2011)	$18.19	$16.17	$—
Second quarter (March 28, 2011 – June 19, 2011)	24.92	17.87	—
Third quarter (June 20, 2011 – September 11, 2011)	28.05	23.17	—
Fourth quarter (September 12, 2011 – January 1, 2012)	34.91	26.00	—

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

As of February 21, 2012, there were 720 registered holders of record of Domino’s Pizza, Inc.’s common stock.

We currently have a board of directors approved open market share repurchase program for up to $200.0 million of our common stock, of which approximately $82.3 million remained available at January 1, 2012 for future purchases of our common stock. Any future purchases of our common stock would be funded by current cash amounts, available borrowings and future excess cash flow.

The following table summarizes our repurchase activity during the fourth quarter ended January 1, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (September 12, 2011 to October 9, 2011)	94,500	$26.84	91,993	$115,652,907
Period #2 (October 10, 2011 to November 6, 2011)	1,898	31.54	—	115,652,907
Period #3 (November 7, 2011 to December 4, 2011)	1,056,064	31.63	1,054,270	82,305,541
Period #4 (December 5, 2011 to January 1, 2012)	2,465	33.55	—	82,305,541

Total	1,154,927	$31.25	1,146,263	$82,305,541

(1)	Includes 8,664 shares purchased as part of the Company’s employee stock purchase discount plan. During the fourth quarter, the shares were purchased at an average price of $30.95. All of the remaining shares presented were purchased pursuant to the publicly announced open market share repurchase program.

The comparative stock performance line graph below compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. for the five-year period between December 31, 2006 through December 31, 2011, with cumulative total return on (i) the Total Return Index for the New York Stock Exchange (the “NYSE Composite Index”), (ii) the Standard & Poor’s 500 Index (the “S&P 500”) and (iii) peer groups, the Standard & Poors 600 Restaurant Index (the “S&P 600 Restaurant Index”) and the Standard & Poors 400 Restaurant Index (the “S&P 400 Restaurant Index”). During 2011, the Company decided to change its peer group comparison from the S&P 600 Restaurant Index to the S&P 400 Restaurant Index due to an increase in the Company’s market capitalization in 2011. Management believes that the companies included in the S&P 400 Restaurant Index appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the NYSE Composite Index, the S&P 500 Index, the S&P 600 Restaurant Index and the S&P 400 Restaurant Index on December 31, 2006.

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

	Fiscal year ended (5)
(dollars in millions, except per share data)	December 30, 2007 (4)	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012
Income statement data:
Revenues:
Domestic Company-owned stores	$394.6	$357.7	$335.8	$345.6	$336.3
Domestic franchise	158.1	153.9	157.8	173.3	187.0

Domestic stores	552.6	511.6	493.6	519.0	523.4
Domestic supply chain	783.3	771.1	763.7	875.5	927.9
International	126.9	142.4	146.8	176.4	200.9

Total revenues	1,462.9	1,425.1	1,404.1	1,570.9	1,652.2
Cost of sales	1,084.0	1,061.9	1,017.1	1,132.3	1,181.7

Operating margin	378.9	363.3	387.0	438.6	470.5
General and administrative expense	184.9	168.2	197.5	210.9	211.4

Income from operations	193.9	195.0	189.5	227.7	259.1
Interest income	5.3	2.7	0.7	0.2	0.3
Interest expense	(130.4)	(114.9)	(110.9)	(96.8)	(91.6)
Other (1)	(13.3)	—	56.3	7.8	—

Income before provision for income taxes	55.6	82.9	135.5	138.9	167.8
Provision for income taxes	17.7	28.9	55.8	51.0	62.4

Net income	$37.9	$54.0	$79.7	$87.9	$105.4

Earnings per share:
Common stock – basic	$0.61	$0.93	$1.39	$1.50	$1.79
Common stock – diluted	0.59	0.93	1.38	1.45	1.71
Dividends declared per share	$13.50	$—	$—	$—	$—

Balance sheet data (at end of period):
Cash and cash equivalents	$11.3	$45.4	$42.4	$47.9	$50.3
Restricted cash and cash equivalents	81.0	78.9	91.1	85.5	92.6
Working capital (2)	(29.6)	25.8	(31.9)	33.4	37.1
Total assets	473.2	463.8	453.8	460.8	480.5
Total long-term debt	1,704.8	1,704.4	1,522.5	1,451.3	1,450.4
Total debt	1,720.1	1,704.8	1,572.8	1,452.2	1,451.3
Total stockholders’ deficit	(1,450.1)	(1,424.6)	(1,321.0)	(1,210.7)	(1,209.7)

	Fiscal year ended (5)
(dollars in millions)	December 30, 2007 (4)	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012
Other financial data:
Depreciation and amortization	$31.2	$28.4	$24.1	$24.1	$24.0
Capital expenditures	42.4	19.4	22.9	25.4	24.3

Same store sales growth (3):
Domestic Company-owned stores	1.0%	(2.2)%	(0.9)%	9.7%	4.1%
Domestic franchise stores	(2.1)%	(5.2)%	0.6%	10.0%	3.4%

Domestic stores	(1.7)%	(4.9)%	0.5%	9.9%	3.5%
International stores	6.7%	6.2%	4.3%	6.9%	6.8%

Store counts (at end of period):
Domestic Company-owned stores	571	489	466	454	394
Domestic franchise stores	4,584	4,558	4,461	4,475	4,513

Domestic stores	5,155	5,047	4,927	4,929	4,907
International stores	3,469	3,726	4,072	4,422	4,835

Total stores	8,624	8,773	8,999	9,351	9,742

(1)	The fiscal 2007 Other amount represents the premium paid to bond holders in the tender offer for the Domino’s, Inc. senior subordinated notes due 2011. The fiscal 2009 and fiscal 2010 Other amounts represent the net gains recognized on the repurchase and retirement of principal on the fixed rate notes.
(2)	The working capital amounts exclude restricted cash amounts of $81.0 million in 2007, $78.9 million in 2008, $91.1 million in 2009, $85.5 million in 2010 and $92.6 million in 2011.
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

(5)	The 2009 fiscal year includes 53 weeks, while the 2007, 2008, 2010 and 2011 fiscal years each include 52 weeks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter. Every five or six years our fiscal year includes an extra (or 53rd) week in the fourth quarter. Fiscal 2009 consisted of 53 weeks, while fiscal 2010 and fiscal 2011 consisted of 52 weeks.

Description of the Business

We are the number one pizza delivery company in the United States with a 22.6% share of the pizza delivery market based on reported consumer spending, and the second largest pizza company in the world, based on number of units. We also have a leading international presence. We operate through a network of 394 Company-owned stores, all of which are in the United States, and 9,348 franchise stores located in all 50 states and in more than 70 international markets. In addition, we operate 16 regional dough manufacturing and supply chain centers in the contiguous United States as well as six dough manufacturing and supply chain centers outside the contiguous United States.

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

We devote significant attention to our brand-building efforts, which is evident in our system’s estimated $1.4 billion of domestic advertising spending over the past five years and our frequent designation as a MegaBrand by Advertising Age. We plan on continuing to build our brand and retail sales by satisfying customers worldwide with our pizza delivery offerings and by continuing to invest significant amounts in the advertising and marketing of the Domino’s Pizza® brand. In 2011, Pizza Today, the leading publication of the pizza industry, named Domino’s its “Chain of the Year” for the second straight year – making the Company a three-time overall winner of the honor, and the first pizza delivery company to receive the honor in back-to-back years.

We also pay particular attention to the store economics, or the investment performance of a store to its owner, of both our franchise and Company-owned stores. We believe that our system’s favorable store economics benefit from the relatively small initial and ongoing investments required to own and operate a Domino’s Pizza store. We believe these favorable investment requirements, coupled with a strong brand message supported by significant advertising spending, as well as high-quality and focused menu offerings, drive strong store economics, which, in turn, drive demand for new stores.

Business Performance

During 2011, the Company continued to produce strong results both domestically and internationally. During fiscal 2011, domestic same store sales rose 3.5% which was rolling over a very strong 9.9% same store sales growth in 2010. The results in 2011 demonstrate sustained improvement in our domestic business due to higher customer satisfaction, retention and purchase frequency. Over the past several years, our focus domestically has been improving our Company through several initiatives, including investments to improve upon our menu, marketing, technology, operations and franchise base. Our menu improvements included launching new product platforms in the United States such as our improved pizza recipe (launched in late 2009), Domino’s Oven Baked Sandwiches, Domino’s American Legends® pizzas, Domino’s BreadBowl Pasta™, Chocolate Lava Crunch Cakes and in 2011, our improved boneless chicken and wings, Domino’s Artisan pizzas and our new Stuffed Cheesy Bread. We believe our new product platforms combined with an innovative, transparent and effective advertising campaign, continued focus on operational excellence and new technology, such as the launch of our iPhone and iPod touch mobile applications in 2011, generated strong sales and earnings growth for the Company in both 2010 and 2011.

Our international division continued to post strong same store sales growth (6.8% in 2011) and had a record 413 net store openings, including 75 net stores in India, 58 net stores in Turkey and 54 net stores in the United Kingdom. Continued strong same store sales growth combined with continued store count growth, demonstrate the consistency and reliability of this growing business segment.

These strong results from both our domestic and international stores produced earnings per share growth and increased cash flows in 2011. We believe that our franchise business model continues to provide a solid structure on which to build consistent retail sales and store growth that results in strong cash flows that we can deploy to drive shareholder value.

In 2011, global retail sales, which are total retail sales at Company-owned and franchise stores worldwide, increased 11.0% as compared to 2010. Retail sales for franchise stores are reported to the Company by its franchisees and are not included in Company revenues. This increase was driven primarily by both domestic and international same store sales growth as well as an increase in our worldwide store counts during the trailing four quarters, and, the positive impact of foreign currency exchange rates on our international sales. Domestic same store sales growth reflected the sustained improvement in our domestic business due to the continued success of our new products and promotions. International same store sales growth reflected continued strong performance in the markets where we compete. In 2010, global retail sales increased 11.4% as compared to 2009, driven primarily by both domestic and international same store sales growth, growth in worldwide store counts, and, to a lesser extent, the positive impact of foreign currency exchange rates on our international sales. These increases were offset in part by the inclusion of the 53rd week in 2009, which benefited global retail sales by 2.5 percentage points in 2009.

Our revenues increased $81.3 million or 5.2% in 2011 and increased $166.8 million or 11.9% in 2010. The increase in revenues in 2011 was driven primarily by higher domestic supply chain revenues resulting from higher cheese and other commodity prices and higher international revenues attributable to same store sales, store count growth and the positive impact of foreign currency exchange rates. Additionally, domestic franchise revenues were higher due to an increase in domestic same store sales and fees paid by franchisees related to the in-sourcing of certain services, such as online ordering and a call center. We also incurred an increase in general and administrative expenses for these services paid by franchisees. These increases were offset in part by lower Company-owned store revenues resulting from the sale of 58 Company-owned stores to multiple franchisees during 2011. The increase in revenues in 2010 was driven by higher domestic supply chain revenues resulting from increased volumes and higher commodity prices, including cheese, higher same store sales domestically and abroad and international store count growth. These increases in 2010 were offset, in part by the inclusion of the 53rd week in 2009, which benefited revenues by $34.4 million in 2009.

Worldwide store counts have increased from 8,773 at the beginning of 2009 to 9,742 at the end of 2011. This growth in store counts can be attributed to the global growth of our brand and our pizza delivery concept as well as the economics inherent in our system, which attract new franchisees and encourage existing franchisees to grow their business. Domestic same store sales increased 0.5% in 2009, 9.9% in 2010 and 3.5% in 2011. The increase in domestic same store sales during 2011 demonstrates that our products and promotions continue to resonate with consumers, including the launch of two improved chicken products, boneless chicken and wings, and the Domino’s Artisan pizzas. The significant increase in domestic same store sales in 2010 was attributable to our innovative and effective advertising campaign for our improved pizza recipe, continued focus on operational excellence and efforts to strengthen our franchisee base over the past several years. The Company experienced traffic increases in both our domestic Company-owned and franchise stores in 2010 and 2011. Domestic same store sales in fiscal 2009 reflected the success of several initiatives, including the launch of two new product platforms: Domino’s BreadBowl Pasta™ and Domino’s American Legends® pizzas, as well as the introduction of Domino’s Chocolate Lava Crunch Cakes and the introduction of our improved pizza recipe during the fourth quarter of 2009. International same store sales increased 4.3% in 2009, 6.9% in 2010 and 6.8% in 2011. Internationally, same stores sales growth continues to result from the growing acceptance of pizza and delivered pizza around the globe and the successful execution of the Domino’s Pizza concept.

Income from operations increased $31.4 million or 13.8% in 2011 and increased $38.2 million or 20.2% in 2010. The increase in 2011 was driven primarily by higher royalty revenues from both domestic and international franchise stores and to a lesser extent, the positive impact of changes in foreign currency exchange rates. Additionally, income from operations in 2011 benefited from higher domestic Company-owned store margins. The increase in income from operations in 2010 was due primarily to higher royalty revenues from domestic and international franchise stores and larger volumes in our supply chain business. Additionally, income from operations in 2010 benefited from higher domestic Company-owned store margins and approximately $4.9 million of expenses incurred in 2009 in connection with the Company’s equity incentive plan changes that did not recur in 2010. These increases were offset, in part, by higher variable general and administrative expenses, including higher performance-based bonuses as a result of our strong operating performance, as well as continued investments in growth initiatives. Additionally, the comparable results for 2010 were negatively impacted by the inclusion of the 53rd week in 2009, which benefited income from operations by approximately $6.7 million in 2009.

Net income increased $17.5 million or 19.8% in 2011 and increased $8.2 million or 10.2% in 2010. The increase in 2011 was due primarily to the aforementioned increase in income from operations and lower interest expense. The increase was offset in part by gains recorded on the extinguishment of debt in 2010. The increase in net income in 2010 was due primarily to the aforementioned increase in income from operations, lower interest expense resulting from lower debt balances, and the positive impact of a lower effective tax rate, offset in part by lower pre-tax gains recorded on the extinguishment of debt and the negative impact of the 53rd week in 2009. The inclusion of the 53rd week benefited net income in 2009 by approximately $2.9 million.

We are highly leveraged primarily as a result of our recapitalization in 2007. As of January 1, 2012, consolidated debt was $1.45 billion. Historically, a large portion of our cash flows from operations has been used to make principal and interest payments on our indebtedness as well as distributions to shareholders in the form of dividends and stock repurchases. Our securitized debt requires interest-only payments until April 2012. This interest-only period can be extended for two one-year periods if the Company meets certain requirements in April 2012 and April 2013. Based on fiscal 2011 financial results, the Company currently exceeds the required threshold for extension that will be evaluated in each of April 2012 and April 2013. Management currently expects to have the option to take advantage of these interest-only periods at the extension assessment dates and would plan to exercise those extensions if a refinancing was not completed prior to the extension dates. During the third quarter of 2011, the Company announced its intention to refinance its existing securitized debt. In connection with the proposed early refinancing, the Company incurred approximately $7.6 million of fees during 2011, of which approximately $7.4 million were recorded as a deferred financing cost asset in the consolidated balance sheets. Due to volatility in the financial markets, the Company later announced its intention to postpone the refinancing. Upon the completion of the expected refinancing, the deferred financing fees incurred plus any incremental fees will be amortized over the expected term of the new securitized debt. Overall, we believe that our ability to consistently produce significant excess cash flows allows us the flexibility not only to service our debt but also to invest in our growing business as well as return cash to our shareholders.

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

Revenue recognition. We earn revenues through our network of domestic Company-owned and franchise stores, dough manufacturing and supply chain centers and international operations. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchise stores are recognized as revenues when the items are delivered to or carried out by customers. Retail sales are generally reported and related royalties paid to the Company on a weekly basis based on a percentage of retail sales, as specified in the related standard franchise agreement (generally 5.5% of domestic franchise retail sales). In the event that retail sales are not reported timely by a franchisee, the Company will record royalty revenues in the period earned based on an estimate of the franchisee’s sales; however, these estimates are not significant and have historically been materially consistent with the actual amounts. Revenues from Company-owned stores and royalty revenues from franchise stores fluctuate from time-to-time as a result of store count changes. For example, if a Company-owned store that generated $500,000 in revenue in fiscal 2010 is sold to a franchisee in fiscal 2011, revenues from Company-owned stores would have declined by $500,000 in fiscal 2011, while franchise royalty revenues would have increased by only $27,500 in fiscal 2011, as we generally collect 5.5% of a domestic franchisee’s retail sales. Sales of food from our supply chain centers are recognized as revenues upon delivery of the food to franchisees, while sales of equipment and supplies are generally recognized as revenues upon shipment of the related products to franchisees.

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

At January 1, 2012, our total allowance for uncollectible accounts receivables was approximately $5.4 million, compared to $6.4 million at January 2, 2011, representing approximately 5.9% and 7.4% of our consolidated gross accounts receivable at those respective year-ends. A 10% change in our allowance for uncollectible accounts receivables at January 1, 2012 would result in a change in reserves of approximately $0.5 million and a change in income before provision for income taxes by the same amount. Currently, management does not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that were used to calculate our allowance for uncollectible accounts receivables.

Long-lived and intangible assets. We record long-lived assets, including property, plant and equipment and capitalized software, at cost. For acquisitions of franchise operations, we estimate the fair values of the assets and liabilities acquired based on physical inspection of assets, historical experience and other information available to us regarding the acquisition. We depreciate and amortize long-lived assets using useful lives determined by us based on historical experience and other information available to us. We evaluate the potential impairment of long-lived assets at least annually based on various analyses, including the projection of undiscounted cash flows and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, we perform related impairment tests on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset or the estimated fair value of the asset, an impairment loss is recognized and the asset is written down to its estimated fair value.

We have not made any significant changes in the methodology used to project the future market cash flows of Company-owned stores during the years presented. Same store sales fluctuations and the rates at which operating costs will fluctuate in the future are key factors in evaluating recoverability of the related assets. If our same store sales significantly decline or if operating costs increase and we are unable to recover these costs, the carrying value of our Company-owned stores, by market, may be unrecoverable and we may be required to recognize an impairment charge. At January 1, 2012, we determined that our long-lived assets were not impaired.

A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment, specifically, the Company-owned stores reporting unit. We evaluate goodwill annually for impairment by comparing the fair value of the reporting unit, which is primarily determined using the present value of historical cash flows, to its carrying value. If the carrying value of the reporting unit exceeds the fair value, goodwill would be impaired. We have not made any significant changes in the methodology used to evaluate goodwill impairment during the years presented. At January 1, 2012, the fair value of our business operations with associated goodwill exceeded their recorded carrying value, including the related goodwill. If cash flows generated by our Company-owned stores were to decline significantly in the future or there were negative revisions to the market multiple assumption, we may be required to recognize a goodwill impairment charge. However, based on the latest impairment analysis, we do not believe it is reasonably likely that there could be changes in assumptions that would trigger impairment.

Insurance and legal matters. We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. While historically our actual losses have been materially consistent with our reserves, legal judgments can be volatile and difficult to predict. Accordingly, if our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods. We had accruals for legal matters of approximately $6.6 million at January 2, 2011 and approximately $10.1 million at January 1, 2012.

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

Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. While historically our actual losses have been materially consistent with our reserves, changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our self-insurance liability at January 1, 2012 would have affected our income before provision for income taxes by approximately $3.4 million for fiscal 2011. We had accruals for insurance matters of approximately $31.2 million at January 2, 2011 and $34.4 million at January 1, 2012.

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

Income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities and reserves for uncertain tax positions. We measure deferred tax assets and liabilities using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes and related reserves, deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. As of January 1, 2012, we had no valuation allowances recorded for deferred tax assets. Our accounting for deferred tax assets represents our best estimate of future events. Our net deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operation.

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

Same Store Sales Growth

	2009	2010	2011
Domestic Company-owned stores	(0.9)%	9.7%	4.1%
Domestic franchise stores	0.6%	10.0%	3.4%

Domestic stores	0.5%	9.9%	3.5%
International stores	4.3%	6.9%	6.8%

Store Growth Activity

	Domestic Company-owned Stores	Domestic Franchise	Domestic Stores	International Stores	Total
Store count at December 28, 2008	489	4,558	5,047	3,726	8,773
Openings	—	99	99	414	513
Closings	(21)	(198)	(219)	(68)	(287)
Transfers	(2)	2	—	—	—

Store count at January 3, 2010	466	4,461	4,927	4,072	8,999
Openings	—	88	88	392	480
Closings	(1)	(85)	(86)	(42)	(128)
Transfers	(11)	11	—	—	—

Store count at January 2, 2011	454	4,475	4,929	4,422	9,351
Openings	1	66	67	473	540
Closings	(3)	(86)	(89)	(60)	(149)
Transfers	(58)	58	—	—	—

Store count at January 1, 2012	394	4,513	4,907	4,835	9,742

Income Statement Data

(dollars in millions)	2009		2010		2011
Domestic Company-owned stores	$335.8		$345.6		$336.3
Domestic franchise	157.8		173.3		187.0
Domestic supply chain	763.7		875.5		927.9
International	146.8		176.4		200.9

Total revenues	1,404.1	100.0%	1,570.9	100.0%	1,652.2	100.0%
Domestic Company-owned stores	274.5		278.3		267.1
Domestic supply chain	680.4		778.5		831.7
International	62.2		75.5		82.9

Cost of sales	1,017.1	72.4%	1,132.3	72.1%	1,181.7	71.5%
Operating margin	387.0	27.6%	438.6	27.9%	470.5	28.5%
General and administrative	197.5	14.1%	210.9	13.4%	211.4	12.8%

Income from operations	189.5	13.5%	227.7	14.5%	259.1	15.7%
Interest expense, net	(110.3)	(7.9)%	(96.6)	(6.2)%	(91.3)	(5.5)%
Other	56.3	4.0%	7.8	0.5%	—	—

Income before provision for income taxes	135.5	9.7%	138.9	8.8%	167.8	10.2%
Provision for income taxes	55.8	4.0%	51.0	3.2%	62.4	3.8%

Net income	$79.7	5.7%	$87.9	5.6%	$105.4	6.4%

2011 compared to 2010

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

Consolidated revenues increased $81.3 million or 5.2% in 2011. This increase in revenues was due primarily to higher domestic supply chain revenues resulting from higher cheese and other commodity prices and higher international revenues attributable to same store sales, store count growth and the positive impact of foreign currency exchange rates. Additionally, domestic franchise revenues were higher due to an increase in domestic same store sales and fees paid by franchisees related to the in-sourcing of certain services, such as online ordering and a call center, which we operate as long-term cost recovery initiatives. We also incurred an increase in general and administrative expenses for these services paid by franchisees. These increases were offset in part by lower Company-owned store revenues resulting from the sale of 58 Company-owned stores to multiple franchisees during 2011. These changes in revenues are more fully described below.

Domestic stores. Domestic stores revenues are primarily comprised of retail sales from domestic Company-owned store operations as well as royalties from retail sales and other fees from domestic franchise stores, as summarized in the following table.

	2010		2011
Domestic Company-owned stores	$345.6	66.6%	$336.3	64.3%
Domestic franchise	173.3	33.4%	187.0	35.7%

Total domestic stores revenues	$519.0	100.0%	$523.4	100.0%

Domestic stores revenues increased $4.4 million or 0.8% in 2011. This increase was due primarily to fees paid by franchisees for certain services, such as online ordering and a call center and higher domestic Company-owned and franchise same store sales. The increase was offset in part by the sale of 58 Company-owned stores to multiple franchisees during fiscal 2011. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations decreased $9.3 million or 2.7% in 2011. This decrease was due primarily to a fewer number of Company-owned stores open during 2011, resulting primarily from the sale of 58 Company-owned stores to multiple franchisees during fiscal 2011. The decrease was partially offset by a 4.1% increase in same store sales compared to 2010. There were 454 domestic Company-owned stores in operation as of January 2, 2011 and 394 domestic Company-owned stores in operation as of January 1, 2012.

Domestic franchise. Revenues from domestic franchise operations increased $13.7 million or 7.9% in 2011. This increase was due primarily to fees paid by franchisees related to the in-sourcing of certain services, such as online ordering and a call center. We also incurred an increase in general and administrative expenses for in-sourcing these initiatives. Additionally, domestic franchise revenues in 2011 benefited from a 3.4% increase in same store sales compared to 2010, and to a lesser extent, an increase in the average number of domestic franchise stores open during 2011. There were 4,475 domestic franchise stores in operation as of January 2, 2011 and 4,513 domestic franchise stores in operation as of January 1, 2012.

Domestic supply chain. Revenues from domestic supply chain operations increased $52.4 million or 6.0% in 2011. This increase was due primarily to an increase in overall commodity prices, including cheese and meats. Cheese prices positively impacted revenues by approximately $25.0 million in 2011.

International. International revenues primarily consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $24.5 million or 13.9% in 2011. This increase was due primarily to higher international royalty and other revenues and higher international supply chain revenues. This increase was positively impacted by approximately $6.6 million related to changes in foreign currency exchange rates. These changes in international revenues are more fully described below.

	2010		2011
International royalty and other	$91.3	51.8%	$107.9	53.7%
International supply chain	85.1	48.2%	93.0	46.3%

Total international revenues	$176.4	100.0%	$200.9	100.0%

International royalty and other. Revenues from international royalties and other increased $16.6 million or 18.2% in 2011. This increase was due primarily to higher same store sales and an increase in the average number of international stores open during 2011, as well as the positive impact of changes in foreign currency exchange rates of approximately $3.4 million in 2011. On a constant dollar basis (which excludes the impact of foreign currency exchange rates), same store sales increased 6.8% in 2011 compared to 2010. On a historical dollar basis (which includes the impact of foreign currency exchange rates), same store sales increased 11.5% in 2011 compared to 2010. The variance in our same store sales on a constant dollar basis versus a historical dollar basis in 2011 was caused by the general weakening of the U.S. dollar compared to the currencies in the international markets in which we compete. There were 4,422 international stores in operation as of January 2, 2011 and 4,835 international stores in operation as of January 1, 2012.

International supply chain. Revenues from international supply chain operations increased $7.9 million or 9.3% in 2011. This increase resulted from the positive impact of changes in foreign currency exchange rates of approximately $3.2 million as well as higher volumes in 2011.

Cost of sales / Operating margin. Consolidated cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $31.9 million or 7.3% in 2011, as summarized in the following table.

	2010		2011
Consolidated revenues	$1,570.9	100.0%	$1,652.2	100.0%
Consolidated cost of sales	1,132.3	72.1%	1,181.7	71.5%

Consolidated operating margin	$438.6	27.9%	$470.5	28.5%

The $31.9 million increase in consolidated operating margin was due primarily to higher domestic and international franchise revenues. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the consolidated operating margin. Fiscal 2011 also benefited from higher domestic Company-owned store margins as described in more detail below.

As a percentage of total revenues, our consolidated operating margin increased 0.6 percentage points in 2011, due primarily to a change in our mix of revenues and higher Company-owned stores operating margins, offset in part by an increase in overall commodity prices, including cheese.

Domestic Company-owned stores. The domestic Company-owned store operating margin increased $2.0 million or 2.9% in 2011, as summarized in the following table.

	2010		2011
Revenues	$345.6	100.0%	$336.3	100.0%
Cost of sales	278.3	80.5%	267.1	79.4%

Store operating margin	$67.3	19.5%	$69.3	20.6%

The $2.0 million increase in the domestic Company-owned store operating margin was due primarily to lower labor expenses and higher same store sales, offset in part by an increase in overall commodity prices, including cheese. As a percentage of store revenues, the store operating margin increased 1.1 percentage points in 2011, as discussed in more detail below.

As a percentage of store revenues, labor and related costs decreased 1.6 percentage points to 29.0% in 2011, due primarily to labor efficiencies. Additionally, labor and related costs benefited from lower average labor rates in fiscal 2011.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.6 percentage points to 10.3% in 2011 primarily resulting from leveraging these fixed expenses with the higher same store sales.

As a percentage of store revenues, insurance costs increased 0.1 percentage points to 3.7% in 2011, due primarily to higher health insurance expenses.

As a percentage of store revenues, food costs increased 0.9 percentage points to 28.3% in 2011, due primarily to higher cheese and meat prices during 2011. The cheese block price per pound averaged $1.80 in 2011 compared to $1.50 in 2010.

Domestic supply chain. The domestic supply chain operating margin decreased $0.8 million or 0.8% in 2011, as summarized in the following table.

	2010		2011
Revenues	$875.5	100.0%	$927.9	100.0%
Cost of sales	778.5	88.9%	831.7	89.6%

Domestic supply chain operating margin	$97.0	11.1%	$96.2	10.4%

The domestic supply chain operating margin decreased $0.8 million in 2011. As previously mentioned, domestic supply chain revenues increased $52.4 million in 2011 due primarily to an increase in overall commodity prices, including cheese; however, dollar margins were down in 2011 due to higher operating costs versus the prior year, including fuel costs. The decrease was offset in part by a favorable mix of products sold during 2011.

As a percentage of domestic supply chain revenues, the domestic supply chain operating margin decreased 0.7 percentage points in 2011 due primarily to higher commodity prices, including cheese and meats, as well as higher fuel costs. Increases in certain food prices, including cheese, have a negative effect on the domestic supply chain operating margin percentage due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2011 cheese prices been in effect during 2010, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.8% for 2010 versus the reported 11.1%.

General and administrative expenses. General and administrative expenses increased $0.5 million or 0.2% in 2011. General and administrative expenses were negatively impacted by $8.1 million in 2011 due to higher expenses incurred related to the in-sourcing of certain services, such as online ordering and a call center. We operate these services as long-term cost recovery initiatives, and accordingly, we experienced an increase in domestic franchise revenues for these services paid by franchisees. General and administrative expenses for 2011 were positively impacted by lower expenses in our supply chain operations. Further, general and administrative expenses benefited from lower variable performance-based bonuses of $4.1 million in 2011 versus 2010 and by approximately $2.8 million primarily related to the sale of certain Company-owned operations. As a percentage of total revenues, general and administrative expenses decreased 0.6 percentage points to 12.8% in 2011.

Interest income. Interest income increased $0.1 million to $0.3 million in 2011. This increase was primarily due to higher invested amounts of restricted and unrestricted cash and cash equivalents in 2011 versus 2010.

Interest expense. Interest expense decreased $5.2 million to $91.6 million in 2011. The interest expense comparison benefited from the write-off of deferred financing fees and payment of insurance fees in connection with debt repurchases in 2010 of approximately $1.8 million in 2010. Additionally, interest expense decreased in 2011 due to lower debt balances attributable to our debt repurchases in 2010.

Our cash borrowing rate was 5.9% in 2011 and 2010. Our average outstanding debt balance, excluding capital lease obligations, was approximately $1.4 billion in 2011 and approximately $1.5 billion in 2010.

Other. The other amount of $7.8 million in 2010 represents the net gains recognized on the repurchase and retirement of principal on the fixed rate notes.

Provision for income taxes. Provision for income taxes increased $11.4 million to $62.4 million in 2011, due primarily to higher pre-tax income and a higher effective tax rate. The Company’s effective income tax rate increased 0.5 percentage points to 37.2% of pre-tax income in 2011. The effective tax rate for 2010 was positively impacted by reserve adjustments related to a state income tax matter.

2010 compared to 2009

(tabular amounts in millions, except percentages)

Revenues. Consolidated revenues increased $166.8 million or 11.9% in 2010. This increase in revenues was due primarily to higher domestic supply chain revenues resulting from increased volumes and higher commodity prices, including cheese, higher same store sales domestically and abroad and international store count growth. These increases in 2010 were offset in part by the inclusion of the 53rd week in 2009, which positively impacted revenues by approximately $34.4 million in 2009. These changes in revenues are more fully described below.

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

Cost of sales / Operating margin. The consolidated operating margin increased $51.6 million or 13.3% in 2010, as summarized in the following table.

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

Liquidity and capital resources

As of January 1, 2012, we had working capital of $37.1 million, excluding restricted cash and cash equivalents of $92.6 million and including total unrestricted cash and cash equivalents of $50.3 million. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business and repurchase our fixed rate notes and our common stock, reduce our working capital amounts. As of January 1, 2012, the Company had approximately $41.3 million of cash held in trust or as collateral for outstanding letters of credit (primarily relating to our insurance programs and supply chain center leases), $38.4 million of cash held for future interest payments, $6.6 million of cash held in interest reserves, $6.0 million of cash held for capitalization of certain subsidiaries and $0.3 million of other restricted cash, for a total of $92.6 million of restricted cash and cash equivalents.

As of January 1, 2012, we had approximately $1.45 billion of total debt, of which $0.9 million was classified as a current liability. Our primary source of liquidity is cash flows from operations. During fiscal 2010, the Company borrowed an additional $2.4 million under its variable funding note facility and is now fully drawn on the $60.0 million facility. Our securitized debt requires interest-only payments until April 2012. This interest-only period can be extended for two one-year periods if the Company meets certain requirements in each of April 2012 and April 2013. Based on our financial results for fiscal 2011, the Company currently exceeds the required threshold for extension that would be evaluated in each of April 2012 and April 2013. Management currently expects to have the option to take advantage of these interest-only periods at the extension assessment dates and would plan to exercise those extensions if a refinancing was not completed prior to the extension dates.

During the third quarter of 2011, the Company announced its intention to refinance its existing securitized debt. In connection with the proposed early refinancing, the Company incurred approximately $7.6 million of fees during fiscal 2011, of which approximately $7.4 million were recorded as a deferred financing cost asset in the consolidated balance sheet. Due to volatility in the financial markets, the Company later announced its intention to postpone the refinancing. Upon the completion of the expected refinancing, the deferred financing fees incurred plus any incremental fees will be amortized over the expected term of the new securitized debt. Should the Company determine that it is no longer likely that the refinancing will be completed as originally structured, some, or all, of these fees may be required to be expensed at that time.

During 2011, the Company made no repurchases of its outstanding fixed rate notes. During 2010, the Company used a combination of cash on hand and cash flows from operations to fund the repurchase and retirement of $100.0 million in principal amount of its senior fixed rate notes and approximately $23.9 million of its subordinated fixed rate notes for a combined purchase price of approximately $116.6 million, including $0.5 million of accrued interest. Including the repurchases made in fiscal 2009 and 2010, the Company has repurchased and retired a total of $313.1 million of principal of its outstanding fixed rate notes for a total purchase price of approximately $250.6 million, including $1.5 million of accrued interest.

The Company has a Board of Directors approved open market share repurchase program of the Company’s common stock, which was reset during the third quarter of 2011 at $200.0 million. The open market share repurchase program has historically been funded by excess cash flows and borrowings available under the variable funding notes. The Company used cash of approximately $5.4 million and $165.0 million in 2010 and 2011, respectively, for share repurchases under this program. The Company has approximately $82.3 million left under the $200.0 million authorization as of January 1, 2012. The Company did not repurchase any of its common shares in 2009 as it focused on reducing outstanding fixed rate notes. The Company expects to continue to use available unrestricted cash and cash equivalents and ongoing excess cash flow generation to, among other things, repurchase shares under the current authorized program.

During 2011, the Company experienced an increase in both domestic and international same store sales versus 2010. The same store sales were strong given that we were rolling over significant same store sales growth in 2010. These results demonstrate the sustained improvement in our domestic business and the consistent and reliable growth of our international business segment. Additionally, our international business continued to grow store count at a record pace in 2011. All of these factors have contributed to the Company’s continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents and ongoing cash flows from operations to fund working capital requirements, invest in our core business, reduce our long-term debt and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, on occasion, our available borrowings under the variable funding notes. Management believes its current unrestricted cash and cash equivalents balance and its expected ongoing cash flows from operations will be sufficient to fund operations for the foreseeable future.

We expect capital expenditures of approximately $25.0 million to $35.0 million in fiscal 2012. These capital expenditures primarily relate to investments in existing Company-owned stores and supply chain centers as well as investments in our proprietary internally developed point-of-sale system (Domino’s PULSE™), our digital ordering platform and other technology initiatives; all of which we feel are necessary to sustain and grow our business. We did not have any material commitments for capital expenditures as of January 1, 2012.

Cash provided by operating activities was $153.1 million in 2011, $128.3 million in 2010 and $101.3 million in 2009. The $24.8 million increase in 2011 versus 2010 was due primarily to a $13.4 million net change in operating assets and liabilities, due primarily to the timing of payments on current operating liabilities and an $11.4 million increase in net income excluding non-cash adjustments. The $27.0 million increase in 2010 versus 2009 was due primarily to a $32.9 million increase in net income excluding non-cash adjustments. This was offset in part by a $5.9 million net change in operating assets and liabilities, due primarily to the timing of payments on current operating liabilities. We are focused on continually improving our net income and cash flow from operations. As noted above, we generated $153.1 million of cash from our operating activities. Even after deducting our $24.3 million of capital expenditures, we generated a substantial amount of excess cash in 2011, some of which was deployed on other activities, including repurchases of our common stock or similar uses of cash. Management expects to continue to generate positive cash flows from operating activities for the foreseeable future.

Cash used in investing activities was $26.9 million in 2011, $18.4 million in 2010 and $32.9 million in 2009. The $8.5 million increase in 2011 versus 2010 was due primarily to a $12.7 million change in restricted cash and cash equivalents, offset in part by a $3.3 million increase in proceeds from the sale of assets, resulting from the sale of certain Company-owned operations in 2011, and a $1.1 million decrease in capital expenditures. The $14.5 million decrease in 2010 versus 2009 was due primarily to a $17.9 million change in restricted cash and cash equivalents, offset in part by a $2.6 million increase in capital expenditures.

Cash used in financing activities was $123.5 million in 2011, $104.3 million in 2010 and $70.8 million in 2009. The $19.2 million increase in 2011 versus 2010 was due primarily to a $159.6 million increase in purchases of common stock, $3.8 million cash paid for financing costs in 2011 and a $2.4 million increase in tax payments for restricted stock. These increases were offset in part by a $115.9 million decrease in repayments of long-term debt and capital lease obligations, a $24.1 million increase in the proceeds from exercise of stock options and a $13.5 million increase in the tax impact of our equity-based compensation. The $33.5 million increase in 2010 versus 2009 was due primarily to a $58.1 million decrease in proceeds from issuance of long-term debt, offset in part by a $19.9 million decrease in repayments of long-term debt and capital lease obligations.

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

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2009, 2010 or 2011. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Contractual obligations

The following is a summary of our significant contractual obligations at January 1, 2012.

(dollars in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt (1):
Principal (2)	$—	$—	$1,446.9	$—	$—	$—	$1,446.9
Interest (3)	88.3	88.5	28.2	—	—	—	205.0
Capital leases (2)	1.2	1.0	0.7	0.7	0.7	1.2	5.6
Operating leases (4)	36.3	30.3	18.9	15.4	11.0	19.6	131.5

(1)	The maturity date of the long-term debt noted within the table above reflects the Company’s expected repayment date of April 25, 2014, rather than the legal maturity date of April 27, 2037. In the event that the fixed rate notes are not repaid in full by April 25, 2012 and certain covenants are met, the Company has the option to extend the maturities of the fixed rate notes for two one-year terms at interest rates that will be higher than the current stated rates by at least 0.25%, depending on the then current LIBOR rates and the Company’s performance against certain covenants. During the extension periods, partial principal repayments may be due depending on performance against certain covenants. Following the extension periods, or if the Company does not qualify for the extensions in 2012 and 2013, all cash generated by the Company less a specific amount allocated to the Company as a servicing fee must be used to pay down outstanding principal and interest rates may be higher than previous extension periods. As of January 1, 2012, the Company believes it will qualify for these extensions.
(2)	The long-term debt contractual obligations included above differ from the long-term debt amounts reported in our consolidated financial statements as the above amounts do not include the effect of unamortized debt discounts of approximately $16,000 at January 1, 2012. Additionally, the principal portion of the capital lease obligation amounts above, which totaled $4.4 million at January 1, 2012, are classified as debt in our consolidated financial statements.
(3)	The interest rate on our variable funding notes is based primarily on a current commercial paper rate plus 0.5%. The interest rate on Class A-2 notes is fixed at 5.261% per year. The interest rate on our Class M-1 notes is fixed at 7.269%. If the securitized debt is extended, interest rates will be higher than the current stated rates, by at least 0.25%.
(4)	We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center, which is our corporate headquarters, under leases with expiration dates through 2022.

Liabilities for unrecognized tax benefits of $3.5 million are excluded from the above table, as we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on unrecognized tax benefits see Note 6 to the consolidated financial statements included in this Form 10-K.

Off-balance sheet arrangements

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit as of January 1, 2012 were approximately $39.7 million and relate to our insurance programs and supply chain center leases. The Company has restricted $41.3 million of cash on its consolidated balance sheet as collateral for these letters of credit. The Company has also guaranteed borrowings of franchisees of approximately $0.5 million as of January 1, 2012. Additionally, the Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $3.2 million as of January 1, 2012. We believe that none of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K includes various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the ”safe harbor” provisions of the Act. Forward-looking statements include information concerning future results of operations, and business strategy. Also, statements that contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “potential,” “outlook” and similar terms and phrases, including references to assumptions, are forward-looking statements. These forward-looking statements relating to our anticipated profitability, the growth of our international business, ability to service our indebtedness, our intentions with respect to the extension of the interest-only period on our fixed rate notes, our operating performance, the anticipated success of our new core pizza product, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in this Form 10-K. Actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

•	our substantial increased indebtedness as a result of the recapitalization in 2007 and our ability to incur additional indebtedness or refinance that indebtedness in the future;

•	our future financial performance;

•	the success of our marketing initiatives;

•	our future cash needs;

•	our ability to maintain good relationships with our franchisees;

•	our ability to successfully implement cost-saving strategies;

•	increases in our operating costs, including cheese, fuel and other commodity costs and the minimum wage;

•	our ability to compete domestically and internationally in our intensely competitive industry;

•	additional risk precipitated by international operations;

•	our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel;

•	our ability to pay principal and interest on our substantial debt;

•	our ability to find and/or retain suitable real estate for our stores and supply chain centers;

•	adverse legislation, regulation or publicity;

•	adverse legal judgments or settlements;

•	food-borne illness or contamination of products;

•	data breaches or other cyber risks;

•	the effect of war, terrorism or catastrophic events;

•	our ability to pay dividends;

•	changes in consumer taste, demographic trends and traffic patterns; and

•	adequacy of insurance coverage.

All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. We will not undertake and specifically decline any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalization in 2007, we issued fixed rate notes and, at January 1, 2012, we are only exposed to interest rate risk on borrowings under our variable funding notes. As of January 1, 2012, we had $60.0 million outstanding under our variable funding note facility. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

Interest rate derivatives

From time to time we have entered into interest rate swaps, collars or similar instruments with the objective of managing volatility relating to our borrowing costs. We had no outstanding derivative instruments as of January 1, 2012.

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Total revenues of approximately 10.5% in 2009, 11.2% in 2010 and 12.2% in 2011 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $8.0 million in 2011.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Domino’s Pizza, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Domino's Pizza, Inc. and its subsidiaries at January 1, 2012 and January 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9(A). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 28, 2012

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 2, 2011	January 1, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,945	$50,292
Restricted cash and cash equivalents	85,530	92,612
Accounts receivable, net of reserves of $6,436 in 2010 and $5,446 in 2011	80,410	87,200
Inventories	26,998	30,702
Notes receivable, net of reserves of $479 in 2010 and $324 in 2011	1,509	945
Prepaid expenses and other	9,760	12,232
Advertising fund assets, restricted	36,134	36,281
Deferred income taxes	16,752	16,579

Total current assets	305,038	326,843

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	23,211	23,714
Leasehold and other improvements	83,451	79,518
Equipment	175,125	171,726
Construction in progress	4,028	6,052

	285,815	281,010
Accumulated depreciation and amortization	(188,431)	(188,610)

Property, plant and equipment, net	97,384	92,400

OTHER ASSETS:
Investments in marketable securities, restricted	1,193	1,538
Notes receivable, less current portion, net of reserves of $1,088 in 2010 and $1,735 in 2011	2,668	5,070
Deferred financing costs, net of accumulated amortization of $21,918 in 2010 and $25,590 in 2011	12,274	16,051
Goodwill	17,356	16,649
Capitalized software, net of accumulated amortization of $49,829 in 2010 and $51,274 in 2011	7,788	8,176
Other assets, net of accumulated amortization of $3,772 in 2010 and $4,070 in 2011	8,490	8,958
Deferred income taxes	8,646	4,858

Total other assets	58,415	61,300

Total assets	$460,837	$480,543

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

	January 2, 2011	January 1, 2012
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$835	$904
Accounts payable	56,602	69,714
Accrued compensation	27,418	21,691
Accrued interest	16,028	15,775
Insurance reserves	13,767	13,023
Legal reserves	6,648	10,069
Advertising fund liabilities	36,134	36,281
Other accrued liabilities	28,694	29,718

Total current liabilities	186,126	197,175

LONG-TERM LIABILITIES:
Long-term debt, less current portion	1,451,321	1,450,369
Insurance reserves	17,438	21,334
Deferred income taxes	—	5,021
Other accrued liabilities	16,603	16,383

Total long-term liabilities	1,485,362	1,493,107

Total liabilities	1,671,488	1,690,282

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 60,139,061 in 2010 and 57,741,208 in 2011 issued and outstanding	601	577
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	45,532	—
Retained deficit	(1,254,044)	(1,207,915)
Accumulated other comprehensive loss	(2,740)	(2,401)

Total stockholders’ deficit	(1,210,651)	(1,209,739)

Total liabilities and stockholders’ deficit	$460,837	$480,543

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	January 3, 2010	January 2, 2011	January 1, 2012
REVENUES:
Domestic Company-owned stores	$335,779	$345,636	$336,349
Domestic franchise	157,780	173,345	187,007
Domestic supply chain	763,733	875,517	927,904
International	146,765	176,396	200,933

Total revenues	1,404,057	1,570,894	1,652,193

COST OF SALES:
Domestic Company-owned stores	274,474	278,297	267,066
Domestic supply chain	680,427	778,510	831,665
International	62,180	75,498	82,946

Total cost of sales	1,017,081	1,132,305	1,181,677

OPERATING MARGIN	386,976	438,589	470,516

GENERAL AND ADMINISTRATIVE	197,467	210,887	211,371

INCOME FROM OPERATIONS	189,509	227,702	259,145

INTEREST INCOME	683	244	296

INTEREST EXPENSE	(110,945)	(96,810)	(91,635)

OTHER	56,275	7,809	—

INCOME BEFORE PROVISION FOR INCOME TAXES	135,522	138,945	167,806

PROVISION FOR INCOME TAXES	55,778	51,028	62,445

NET INCOME	$79,744	$87,917	$105,361

EARNINGS PER SHARE:

Common Stock – basic	$1.39	$1.50	$1.79
Common Stock – diluted	$1.38	$1.45	$1.71

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	January 3, 2010	January 2, 2011	January 1, 2012
NET INCOME	$79,744	$87,917	$105,361

OTHER COMPREHENSIVE INCOME, BEFORE TAX:

Currency translation adjustment	296	(34)	(380)
Reclassification adjustment for losses included in net income	1,790	2,837	2,518

	2,086	2,803	2,138
TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME:

Currency translation adjustment	(171)	(359)	(842)
Reclassification adjustment for losses included in net income	(680)	(1,078)	(957)

	(851)	(1,437)	(1,799)

OTHER COMPREHENSIVE INCOME, NET OF TAX	1,235	1,366	339

COMPREHENSIVE INCOME	$80,979	$89,283	$105,700

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

			Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Common Stock				Currency Translation Adjustment	Fair Value of Derivative Instruments
	Shares	Amount
BALANCE AT DECEMBER 28, 2008	56,984,155	$570	$1,853	$(1,421,705)	$(430)	$(4,911)
Net income	—	—	—	79,744	—	—
Issuance of common stock	1,365,903	14	4,362	—	—	—
Exercise of stock options	222,801	2	756	—	—	—
Tax impact from equity-based compensation	—	—	383	—	—	—
Non-cash compensation expense	—	—	17,254	—	—	—
Other	—	—	(121)	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	125	—
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	—	—	—	—	—	1,110

BALANCE AT JANUARY 3, 2010	58,572,859	586	24,487	(1,341,961)	(305)	(3,801)

Net income	—	—	—	87,917	—	—
Issuance of common stock, net	927,620	9	4,539	—	—	—
Common stock effectively repurchased for required employee withholding taxes	(93,501)	(1)	(1,081)	—	—	—
Purchase of common stock	(343,884)	(3)	(5,381)	—	—	—
Exercise of stock options	1,075,967	10	9,440	—	—	—
Tax impact from equity-based compensation	—	—	2,100	—	—	—
Non-cash compensation expense	—	—	13,370	—	—	—
Other	—	—	(1,942)	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	(393)	—
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	—	—	—	—	—	1,759

BALANCE AT JANUARY 2, 2011	60,139,061	601	45,532	(1,254,044)	(698)	(2,042)

Net income	—	—	—	105,361	—	—
Issuance of common stock, net	403,362	4	563	—	—	—
Common stock effectively repurchased for required employee withholding taxes	(160,165)	(2)	(3,502)	—	—	—
Purchase of common stock	(6,414,813)	(64)	(105,711)	(59,232)	—	—
Exercise of stock options	3,773,763	38	33,486	—	—	—
Tax impact from equity-based compensation	—	—	15,589	—	—	—
Non-cash compensation expense	—	—	13,954	—	—	—
Other	—	—	89	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	(1,222)	—
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	—	—	—	—	—	1,561

BALANCE AT JANUARY 1, 2012	57,741,208	$577	$—	$(1,207,915)	$(1,920)	$(481)

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 3, 2010	January 2, 2011	January 1, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,744	$87,917	$105,361
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	24,064	24,052	24,042
Gains on debt extinguishment	(56,275)	(7,809)	—
(Gains) losses on sale/disposal of assets	1,843	403	(2,436)
Provision for losses on accounts and notes receivable	1,542	64	1,428
Provision for deferred income taxes	19,476	6,027	8,169
Amortization of deferred financing costs, debt discount and other	9,621	7,837	6,190
Non-cash compensation expense	17,254	13,370	13,954
Tax impact from equity-based compensation	(383)	(2,100)	(15,589)
Changes in operating assets and liabilities-
Increase in accounts receivable	(7,235)	(3,395)	(7,713)
Increase in inventories, prepaid expenses and other	(1,050)	(2,357)	(4,904)
Increase in accounts payable and accrued liabilities	16,669	518	21,419
Increase (decrease) in insurance reserves	(3,996)	3,798	3,152

Net cash provided by operating activities	101,274	128,325	153,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,870)	(25,421)	(24,349)
Proceeds from sale of assets	3,730	2,737	6,031
Change in restricted cash	(12,270)	5,611	(7,082)
Other	(1,481)	(1,307)	(1,541)

Net cash used in investing activities	(32,891)	(18,380)	(26,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	60,995	2,861	—
Repayments of long-term debt and capital lease obligations	(136,679)	(116,760)	(890)
Proceeds from issuance of common stock	4,376	4,548	563
Proceeds from exercise of stock options	758	9,450	33,524
Tax impact from equity-based compensation	383	2,100	15,589
Purchase of common stock	—	(5,384)	(165,007)
Tax payments for restricted stock	—	(1,082)	(3,504)
Cash paid for financing costs	(552)	—	(3,760)
Other	(77)	—	—

Net cash used in financing activities	(70,796)	(104,267)	(123,485)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(567)	(125)	(300)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,980)	5,553	2,347

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	45,372	42,392	47,945

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$42,392	$47,945	$50,292

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Domino’s Pizza, Inc. (“DPI”), a Delaware corporation, conducts its operations and derives substantially all of its operating income and cash flows through its wholly-owned subsidiary, Domino’s, Inc. (Domino’s) and Domino’s wholly-owned subsidiary, Domino’s Pizza LLC (“DPLLC”). DPI and its wholly-owned subsidiaries (collectively, “the Company”) are primarily engaged in the following business activities: (i) retail sales of food through Company-owned Domino’s Pizza stores; (ii) sales of food, equipment and supplies to Company-owned and franchised Domino’s Pizza stores through Company-owned supply chain centers; and (iii) receipt of royalties from domestic and international Domino’s Pizza franchisees.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company's fiscal year ends on the Sunday closest to December 31. The 2009 fiscal year ended January 3, 2010, the 2010 fiscal year ended January 2, 2011, and the 2011 fiscal year ended January 1, 2012. The 2010 and 2011 fiscal years each consisted of fifty-two weeks, while the 2009 fiscal year consisted of fifty-three weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash at January 1, 2012 includes $38.4 million of cash held for future interest payments, $41.3 million of cash held in trust or as collateral for outstanding letters of credit, $6.6 million of cash held in interest reserves, $6.0 million cash held for capitalization of entities, and $0.3 million of other restricted cash.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventories at January 2, 2011 and January 1, 2012 are comprised of the following (in thousands):

	2010	2011
Food	$23,134	$27,788
Equipment and supplies	3,864	2,914

Inventories	$26,998	$30,702

Notes Receivable

During the normal course of business, the Company may provide financing to franchisees in the form of notes. Notes receivable generally require monthly payments of principal and interest, or monthly payments of interest only, generally ranging from 7% to 12%, with balloon payments of the remaining principal due two to seven years from the original issuance date. Such notes are generally secured by the related assets or business. The carrying amounts of these notes approximate fair value.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, as well as covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions. Amortization expense related to intangible assets for financial reporting purposes is provided using the straight-line method over the useful lives for covenants not-to-compete and other intangible assets and was approximately $335,000, $333,000 and $333,000 in 2009, 2010 and 2011, respectively. As of January 1, 2012, scheduled amortization of these assets for the next five fiscal years is approximately $333,000 in each of 2012 and 2013, respectively and approximately $51,000 in 2014. There is no scheduled amortization in fiscal years 2015 and 2016. The carrying value of intangible assets as of January 2, 2011 and January 1, 2012 was approximately $1.1 million and $0.7 million, respectively.

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

Included in land and buildings as of January 2, 2011 and January 1, 2012 are capital lease assets of approximately $4.4 million and $3.5 million, which are net of $3.3 million and $4.2 million of accumulated amortization, respectively, primarily related to the lease of a supply chain center building, and to a lesser extent, leases of computer equipment. The capital lease assets are being amortized using the straight-line method over the lease terms.

Depreciation and amortization expense on property, plant and equipment was approximately $21.8 million, $21.5 million and $20.1 million in 2009, 2010 and 2011, respectively.

Impairments of Long-Lived Assets

The Company evaluates the potential impairment of long-lived assets at least annually based on various analyses including the projection of undiscounted cash flows and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset or the estimated fair value of the asset, an impairment loss is recognized and the asset is written down to its estimated fair value. The Company did not record an impairment loss on long-lived assets in 2009, 2010 or 2011.

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

In connection with the proposed early refinancing (Note 4), the Company recorded approximately $7.4 million of deferred financing costs as an asset in the consolidated balance sheets during 2011. Upon the completion of the expected refinancing, the deferred financing fees incurred plus any incremental fees will be amortized over the expected term of the new securitized debt. Should the Company determine that it is no longer likely that the refinancing will be completed as originally structured, some, or all, of these fees may be required to be expensed at that time.

In connection with the Company’s repurchases and retirement of its Fixed Rate Notes (Note 4), the Company wrote-off financing costs of approximately $2.3 million and $1.2 million in 2009 and 2010, respectively. Deferred financing cost expense, including the aforementioned amounts, was approximately $7.8 million, $5.0 million and $3.7 million in 2009, 2010 and 2011, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2009, 2010 or 2011.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from one to three years. Capitalized software amortization expense was approximately $1.9 million, $2.3 million and $3.6 million in 2009, 2010 and 2011, respectively. The Company received $2.7 million, $1.9 million and $2.5 million from franchisees from sales and enhancements of internally developed point-of-sale software during 2009, 2010 and 2011, respectively.

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

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for sales, property and other taxes, store operating expenses, deferred rent expense and deferred compensation liabilities.

Foreign Currency Translation

The Company's foreign entities use their local currency as the functional currency. Where the functional currency is the local currency, the Company translates net assets into U.S. dollars at year end exchange rates, while income and expense accounts are translated at average annual exchange rates. Currency translation adjustments are included in accumulated other comprehensive income (loss) and foreign currency transaction gains and losses are included in determining net income.

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

Domestic Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with Domestic Stores (Note 11) that purchase all of their food from Company-owned supply chain centers. These profit-sharing arrangements generally provide participating stores with 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of their regional supply chain center’s pre-tax profits based upon each store’s purchases from the supply chain center. Profit-sharing obligations are recorded as a revenue reduction in Domestic Supply Chain (Note 11) in the same period as the related revenues and costs are recorded, and were $55.4 million, $62.8 million and $62.5 million in 2009, 2010 and 2011, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $33.0 million, $30.2 million and $28.5 million during 2009, 2010 and 2011, respectively.

Domestic Stores are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund Inc. (DNAF), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $16.4 million, $19.5 million and $18.5 million in 2009, 2010 and 2011, respectively. DNAF also received national advertising contributions from franchisees of approximately $131.2 million, $161.4 million and $165.8 million during 2009, 2010 and 2011, respectively. Franchisee contributions to DNAF and offsetting disbursements are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza brand. Accordingly, all assets held by the DNAF are considered restricted.

Rent

The Company leases certain equipment, vehicles, retail store and supply chain center locations and its corporate headquarters under operating leases with expiration dates through 2022. Rent expenses totaled approximately $42.0 million, $41.1 million and $39.7 million during 2009, 2010 and 2011, respectively.

Derivative Instruments

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company had no outstanding derivative instruments as of January 2, 2011 and January 1, 2012.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $99.2 million, $88.8 million and $85.0 million during 2009, 2010 and 2011, respectively. Cash paid for income taxes was approximately $32.8 million, $49.3 million and $41.2 million in 2009, 2010 and 2011, respectively.

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

(2)	EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2009	2010	2011
Net income available to common stockholders–basic and diluted	$79,744	$87,917	$105,361

Weighted average number of common shares	57,409,448	58,467,769	58,918,038
Earnings per common share – basic	$1.39	$1.50	$1.79
Diluted weighted average number of common shares	57,827,697	60,815,898	61,653,519
Earnings per common share – diluted	$1.38	$1.45	$1.71

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The denominator in calculating the common stock diluted EPS does not include 9,186,229 stock options in 2009, 674,710 stock options in 2010 and 206,800 stock options in 2011, as their inclusion would be anti-dilutive.

Under the FASB’s authoritative guidance on participating securities, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and should be included in the computation of both basic and diluted earnings per share using the two-class method. The Company evaluated the impact of this guidance and determined that the basic and diluted earnings per share amounts as reported are equivalent to the basic and diluted earnings per share amounts calculated under the guidance for all periods presented.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following table summarizes the carrying amounts and fair values of certain assets at January 2, 2011:

	At January 2, 2011
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$44,415	$44,415	$—	$—
Restricted cash equivalents	34,715	34,715	—	—
Investments in marketable securities	1,193	1,193	—	—

The following table summarizes the carrying amounts and fair values of certain assets at January 1, 2012:

	At January 1, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$41,699	$41,699	$—	$—
Restricted cash equivalents	34,117	34,117	—	—
Investments in marketable securities	1,538	1,538	—	—

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(4)	RECAPITALIZATION AND FINANCING ARRANGEMENTS

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

The Fixed Rate Notes and the Variable Funding Notes

The Class A-2 Notes bear interest at 5.261%, payable quarterly. The Class M-1 Notes bear interest at 7.629%, payable quarterly. The Fixed Rate Notes and Variable Funding Notes require no annual principal payments and the expected repayment date is April 25, 2014, with legal final maturity on April 27, 2037. In the event that the Fixed Rate Notes are not repaid in full by April 25, 2012 and certain covenants are met, the Company has the option to extend the maturities of the Fixed Rate Notes for two one-year terms at interest rates that will be higher than the current stated rates by at least 0.25%, depending on then current LIBOR rates and the Company’s performance against certain covenants. During the extension periods, partial principal repayments may be due depending on performance against certain covenants. Following the extension periods, or if the Company does not qualify for the extensions in 2012 and 2013, all cash generated by the Company less a specific amount allocated to the Company as a servicing fee must be used to pay down outstanding principal amounts and interest rates may be higher than previous extension periods. As of January 1, 2012, the Company is in compliance with all debt covenants. The Company expects to remain in compliance with all debt covenants and to meet the minimum threshold for the key financial measure as of April 2012 and April 2013, and, therefore, the option to extend the maturities of the Fixed Rate Notes for the two one-year terms will be at the Company's discretion. As such, the Fixed Rate Notes and Variable Funding Notes have been classified as a noncurrent liability in the consolidated balance sheets.

During the third quarter of 2011, the Company announced its intention to refinance its existing securitized debt. In connection with the proposed early refinancing, the Company incurred approximately $7.6 million of fees during 2011, of which approximately $7.4 million were recorded as a deferred financing cost asset in the consolidated balance sheets. Due to volatility in the financial markets, the Company later announced its intention to postpone the refinancing. Upon the completion of the expected refinancing, the deferred financing fees incurred plus any incremental fees will be amortized over the expected term of the new securitized debt.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Variable Funding Notes allowed for the issuance of up to $150.0 million of financing and certain other credit instruments, including up to $60.0 million of letters of credit in support of various obligations of the Company. Interest on a portion of the outstanding Variable Funding Note borrowings is payable quarterly at a rate equal to a commercial paper rate plus 0.5%, with the remainder at LIBOR plus 0.5%. During 2008, one of the Company’s Variable Funding Notes providers (the Primary VFN Provider) declared bankruptcy. As a result of the Primary VFN Provider’s bankruptcy, the Company’s ability to draw upon the Variable Funding Notes was reduced to $60.0 million. At January 1, 2012, there were $60.0 million of borrowings on the Variable Funding Notes and the Company currently has no borrowing capacity available under the $60.0 million facility.

At January 1, 2012, management estimates that the over $1.3 billion of outstanding Class A-2 Notes had a fair value of approximately $1.3 billion and the $76.1 million of outstanding Class M-1 Notes had a fair value of approximately $76.3 million. The Company estimated the fair value amounts by using available market information. The Company obtained broker quotes from three separate brokerage firms that are knowledgeable about the Company’s Fixed Rate Notes and at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Letters of Credit

During 2009, DPLLC entered into a Letter of Credit Agreement (the L/C Agreement) pursuant to which the counterparty may issue, at DPLLC’s request, up to $50.0 million of standby letters of credit (the Commitment) for the account of DPLLC and its subsidiaries. Pursuant to the L/C Agreement, DPLLC will maintain a cash collateral account holding an amount equal to 105% of any outstanding letters of credit and pay to the counterparty quarterly commitment fees of 0.375% per annum of the unused portion of the commitment and quarterly letter of credit fees of 0.75% per annum of the undrawn face amount of any outstanding letters of credit. As of January 1, 2012, the Company had $32.1 million of outstanding standby letters of credit under the L/C Agreement and restricted $33.7 million of cash on its consolidated balance sheet as collateral for these outstanding letters of credit. These letters of credit primarily relate to our insurance programs and supply chain center leases.

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

Repurchases of Long-Term Debt

During 2009, the Company repurchased and retired approximately $189.2 million in principal amount of its Class A-2 Notes for a total purchase price of approximately $133.9 million, including approximately $1.0 million of accrued interest that resulted in pre-tax gains of approximately $56.3 million. The pre-tax gains were recorded in Other in the Company’s consolidated statements of income. In connection with the aforementioned transactions, the Company wrote-off deferred financing fees of approximately $2.3 million in 2009, which were recorded in interest expense in the Company’s consolidated statements of income.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During 2011, the Company made no repurchases of its outstanding Fixed Rate Notes.

Consolidated Long-Term Debt

At January 2, 2011 and January 1, 2012, consolidated long-term debt consisted of the following (in thousands):

	2010	2011
Variable Funding Notes	$60,000	$60,000
5.261% Class A-2 Notes; expected repayment date April 2014; legal final maturity April 2037, net of an unamortized discount of $23,000 in 2010 and $16,000 in 2011	1,310,763	1,310,770
7.629% Class M-1 Notes; expected repayment date April 2014; legal final maturity April 2037	76,110	76,110
Capital lease obligations	5,283	4,393

Total debt	1,452,156	1,451,273
Less – current portion	835	904

Consolidated long-term debt	$1,451,321	$1,450,369

At January 1, 2012, maturities of long-term debt and capital lease obligations are as follows, which exclude approximately $16,000 unamortized discount on the Class A-2 Notes (in thousands):

2012	$904
2013	702
2014	1,447,415
2015	565
2016	615
Thereafter	1,088

$1,451,289

(5)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of January 1, 2012, the future minimum rental commitments for all non-cancelable leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases	Total
2012	$36,290	$1,209	$37,499
2013	30,349	980	31,329
2014	18,889	736	19,625
2015	15,398	736	16,134
2016	10,969	736	11,705
Thereafter	19,607	1,227	20,834

Total future minimum rental commitments	$131,502	5,624	$137,126

Less – amounts representing interest		(1,231)

Total principal payable on capital leases		$4,393

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Included in the matters described above, the Company is party to four employment practice cases, three casualty cases, and one patent case. We have established accruals for losses related to these cases which we believe are reasonable based upon our assessment of the current facts and circumstances, however, it is reasonably possible that our ultimate losses could exceed the amounts recorded by up to $3.0 million. The remaining cases described in the foregoing paragraph could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management's opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

(6)	INCOME TAXES

Income before provision for income taxes in 2009, 2010 and 2011 consists of the following (in thousands):

	2009	2010	2011
Domestic	$134,593	$139,902	$164,996
Foreign	929	(957)	2,810

	$135,522	$138,945	$167,806

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2009, 2010 and 2011 are summarized as follows (in thousands):

	2009	2010	2011
Federal income tax provision based on the statutory rate	$47,433	$48,631	$58,732
State and local income taxes, net of related Federal income taxes	3,494	4,458	5,418
Non-resident withholding and foreign income taxes	8,323	10,622	12,036
Foreign tax and other tax credits	(7,892)	(12,622)	(15,073)
Losses attributable to foreign subsidiaries	1,597	—	59
Non-deductible expenses	1,106	1,977	2,184
Unrecognized tax benefits, net of related Federal income taxes	1,783	(1,847)	(640)
Other	(66)	(191)	(271)

	$55,778	$51,028	$62,445

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the 2009, 2010 and 2011 consolidated provision for income taxes are as follows (in thousands):

	2009	2010	2011
Provision for Federal income taxes –
Current provision	$21,597	$32,077	$36,165
Deferred provision	18,562	4,748	7,000

Total provision for Federal income taxes	40,159	36,825	43,165
Provision for state and local income taxes –
Current provision	6,395	2,302	6,075
Deferred provision	901	1,279	1,169

Total provision for state and local income taxes	7,296	3,581	7,244
Provision for non-resident withholding and foreign income taxes	8,323	10,622	12,036

	$55,778	$51,028	$62,445

As of January 2, 2011 and January 1, 2012, the significant components of net deferred income taxes are as follows (in thousands):

	2010	2011
Deferred Federal income tax assets –
Depreciation, amortization and asset basis differences	$8,314	$4,705
Insurance reserves	8,339	8,788
Covenants not-to-compete	3,456	2,289
Stock compensation	12,764	10,282
Other accruals and reserves	14,137	13,905
Bad debt reserves	3,023	2,969
Derivatives liability	1,252	295
Other	2,597	3,131

Total deferred Federal income tax assets	53,882	46,364

Deferred Federal income tax liabilities –
Capitalized software	7,143	9,657
Gain on debt extinguishments	22,682	22,682
Foreign tax credit	1,096	219
Other	3,571	2,248

Total deferred Federal income tax liabilities	34,492	34,806

Net deferred Federal income tax asset	19,390	11,558

Net deferred state and local income tax asset	6,008	4,858

Net deferred income taxes	$25,398	$16,416

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of January 2, 2011, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$18,092	$41,798	$59,890
Deferred tax liabilities	(1,340)	(33,152)	(34,492)

Net deferred income taxes	$16,752	$8,646	$25,398

As of January 1, 2012, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$17,694	$33,528	$51,222
Deferred tax liabilities	(1,115)	(33,691)	(34,806)

Net deferred income taxes	$16,579	$(163)	$16,416

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

During 2010, the Company accrued interest expense of $0.3 million and released interest expense previously accrued of $0.7 million and penalties of $0.4 million. At January 2, 2011, the amount of unrecognized tax benefits was $4.4 million of which, if ultimately recognized, $3.0 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. At January 2, 2011, the Company had $0.5 million of accrued interest and no accrued penalties. This amount is excluded from the $4.4 million total unrecognized tax benefit. The decrease of unrecognized tax benefits during 2010 primarily relates to state income tax matters resulting from a retroactive change in state law and the lapse of state statute of limitations.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During 2011, the Company accrued interest expense of $0.1 million and released interest of $0.2 million. At January 1, 2012, the amount of unrecognized tax benefits was $3.5 million of which, if ultimately recognized, $2.2 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. At January 1, 2012, the Company had $0.4 million of accrued interest and no accrued penalties. This amount is excluded from the $3.5 million total unrecognized tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 28, 2008	$4,654
Additions for tax positions of prior years	2,854
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(593)
Settlements during the period	(80)
Lapses of applicable statute of limitations	(46)

Balance as of January 3, 2010	6,789
Additions for tax positions of prior years	548
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(2,130)
Lapses of applicable statute of limitations	(802)

Balance as of January 2, 2011	4,405
Additions for tax positions of current year	138
Additions for tax positions of prior years	119
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(444)
Lapses of applicable statute of limitations	(731)

Balance as of January 1, 2012	$3,487

The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2008 and the relevant state statutes vary. The Company expects the current ongoing examinations to be concluded in the next twelve months and does not expect the assessment of any significant additional amount in excess of amounts reserved.

(7)	EMPLOYEE BENEFITS

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 100% of the first 3% of each employee’s elective deferrals and 50% of the next 2% of each employee’s elective deferrals. The Company’s matching contributions during 2009 and 2010 were in Company common stock and vested immediately. Beginning in 2011, the Company ceased matching in Company common stock and began matching with cash contributions. All contributions made during 2011 vested immediately. The expenses incurred for Company contributions to the plan were approximately $3.4 million in 2009, $3.6 million in 2010 and $3.7 million in 2011. The Company contributed 449,583 shares and 271,052 shares of common stock to the plan in 2009 and 2010, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2009, 2010 or 2011.

The Company has an employee stock purchase discount plan (the ESPDP). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for one year. There are 1,000,000 shares authorized to be issued under the ESPDP. There were 163,590 shares, 95,720 shares and 40,107 shares issued under the ESPDP in 2009, 2010 and 2011, respectively. During 2011, the Company began to purchase common stock on the open market for the ESPDP at the current market price as soon as practicable under the plan. In 2011, 23,468 shares of common stock were purchased on the open market for participating employees at a weighted-average price of $27.99. The expenses incurred under the ESPDP were approximately $0.2 million in 2009 and 2010, respectively, and $0.1 million in 2011.

(8)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit. The Company's exposure to credit loss for stand-by letters of credit is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of January 1, 2012 are $39.7 million, and relate to the Company’s insurance programs and supply chain center leases. The Company has also guaranteed borrowings of franchisees of approximately $0.5 million as of January 1, 2012. Additionally, the Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $3.2 million as of January 1, 2012.

(9)	EQUITY INCENTIVE PLANS

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statements of income based on the estimated fair value of the awards.

The Company has two equity incentive plans, both of which benefit certain of the Company’s employees and directors: the TISM, Inc. Stock Option Plan (the TISM Stock Option Plan) and the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Equity Incentive Plan) (collectively, the Equity Incentive Plans). The TISM Stock Option Plan has been amended to prohibit the granting of additional stock options. As of January 1, 2012, the number of options granted and outstanding under the TISM Stock Option Plan was 54,076 shares of non-voting common stock and the number of options granted and outstanding under the 2004 Equity Incentive Plan was 5,389,615 shares of common stock. As of January 1, 2012, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 4,623,111 shares were authorized for grant but have not been granted.

The Company recorded total non-cash compensation expense of $17.3 million, $13.4 million and $14.0 million in 2009, 2010 and 2011, respectively, which reduced net income by $10.3 million, $8.2 million and $8.8 million in 2009, 2010 and 2011, respectively. All non-cash compensation expense amounts are recorded in general and administrative expense.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In March 2009, the Company’s Board of Directors authorized a stock option exchange program that allowed eligible employees the opportunity to exchange certain options granted under the 2004 Equity Incentive Plan for a lesser number of replacement options with lower exercise prices. The Company’s shareholders approved the stock option exchange program at the 2009 Annual Meeting of Shareholders, held on April 28, 2009, and the Company executed the program in 2009. This amendment was accounted for as a modification. The incremental value to the option holders created as a result of the modification is being recognized as additional compensation expense over the remaining service period. This amount was calculated to be approximately $1.3 million (after-tax), of which approximately $0.8 million, $0.2 million and $0.1 million (after-tax) was recognized in 2009, 2010 and 2011, respectively.

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

Stock Options

Options granted under the Equity Incentive Plans prior to fiscal 2009 were generally granted at the market price at the date of the grant, expire ten years from the date of grant and vest within five years from the date of grant. Options granted under the Equity Incentive Plans in fiscal 2009, 2010 and 2011 were granted at the market price at the date of the grant, expire ten years from the date of grant and vest within three years from the date of grant. Additionally, all options granted become fully exercisable upon vesting.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock option activity related to the Equity Incentive Plans is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Options at December 28, 2008	9,882,052	$12.87
Options granted (1)	4,964,011	9.71
Options cancelled (1)	(4,729,368)	17.30
Options exercised	(222,801)	3.40

Options at January 3, 2010	9,893,894	$9.38
Options granted	675,500	11.87
Options cancelled	(497,760)	9.93
Options exercised	(1,075,967)	8.80

Options at January 2, 2011	8,995,667	$9.60
Options granted	392,000	19.24
Options cancelled	(170,213)	10.30
Options exercised	(3,773,763)	8.88

Options at January 1, 2012	5,443,691	$10.78	6.0	$126,145

Exercisable at January 1, 2012	3,572,806	$9.98	5.3	$85,655

(1)	The number of options granted and cancelled in fiscal 2009 includes 3,898,411 stock options granted and 4,469,436 stock options cancelled in connection with the Company’s stock option exchange program.

The total intrinsic value of options exercised was approximately $1.0 million, $5.5 million and $50.2 million in 2009, 2010 and 2011, respectively. Cash received from the exercise of stock options was approximately $0.8 million, $9.5 million and $33.5 million in 2009, 2010 and 2011, respectively. The tax benefit realized from stock options exercised was approximately $0.4 million, $2.1 million and $13.5 million in 2009, 2010 and 2011, respectively.

As of January 1, 2012, there was $6.7 million of total unrecognized compensation cost related to unvested options granted under the Equity Incentive Plans which will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Management estimated the fair value of each option grant made during 2009, 2010 and 2011 as of the date of the grant using the Black-Scholes option pricing method. Weighted average assumptions are presented in the following table (this excludes options granted in connection with the Company’s stock option exchange program). The risk-free interest rate is based on the estimated effective term, and is the five-year or the average of the five-year and seven-year U.S. Treasury Bond rates, as applicable, as of the grant date. The expected life (years) is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price.

	2009	2010	2011
Risk-free interest rate	2.5%	2.1%	2.1%
Expected life (years)	5.0	4.6	5.0
Expected volatility	42.3%	45.0%	45.0%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average fair value per share	$2.99	$4.78	$8.04

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

Other Equity-Based Compensation Arrangements

The Company granted 75,000 shares of restricted stock in 2009 and 25,000 shares of restricted stock in 2010 to an employee and officer of the Company pursuant to the related employment agreements. These restricted stock grants are considered granted for accounting purposes in the year the related employment agreement was signed and the related per share expense was amortized on a straight-line basis over the period from the accounting grant date to the end of fiscal 2010. As of January 1, 2012, there was no unrecognized compensation cost related to these restricted stock grants. Separately, the Company granted 42,000 shares and 53,125 shares of restricted stock in 2010 and 2011, respectively, to members of its board of directors. These grants generally vest one-year from the date of the grant and have a fair value equal to the market price of the Company’s stock on the grant date. The Company recorded total non-cash compensation expense of $0.7 million, $1.2 million and $0.7 million in 2009, 2010 and 2011, respectively, related to these restricted stock awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of January 1, 2012, there was approximately $0.1 million of total unrecognized compensation cost related to these restricted stock grants.

The Company granted 694,000 shares, 602,355 shares and 376,309 shares of performance-based restricted stock in 2009, 2010 and 2011, respectively, to certain employees of the Company. The performance-based restricted stock awards are separated into three tranches and have time-based and performance-based vesting conditions with the last tranche vesting three years from the issuance date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. These awards are considered granted for accounting purposes when the performance target is set, which is generally in the fourth quarter of each year. The Company recorded total non-cash compensation expense of $1.4 million, $4.3 million and $7.2 million in 2009, 2010 and 2011, respectively, related to these awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of January 1, 2012, there was an estimated $16.1 million of total unrecognized compensation cost related to performance-based restricted stock.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted stock and performance-based restricted stock activity related to the Equity Incentive Plans is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 2, 2011	1,112,599	$11.39
Shares granted (1)	429,434	$22.17
Shares cancelled	(62,402)	$18.96
Shares vested	(520,957)	$13.95

Nonvested at January 1, 2012	958,674	$14.33

(1)	The weighted average grant date fair value for performance-based restricted shares granted was calculated based on the market price on the grant dates. Certain tranches will ultimately be valued when the performance condition is established for each tranche, which generally occurs in the fourth quarter of each fiscal year.

(10)	CAPITAL STRUCTURE

The Company has a Board of Directors approved open market share repurchase program of the Company’s common stock, which was reset during the third quarter of 2011 at $200.0 million. The open market share repurchase program has historically been funded by excess cash flow and borrowings available under the Variable Funding Notes. During 2010 and 2011, the Company repurchased 343,884 and 6,414,813 shares of common stock for approximately $5.4 million and $165.0 million, respectively. The Company did not repurchase any shares of its common stock during 2009. The Company has approximately $82.3 million remaining under the $200.0 million authorization. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital. In instances where there is no additional paid-in capital, the difference is recognized in retained deficit.

As of January 1, 2012, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at January 2, 2011 and January 1, 2012 are as follows:

	2010	2011
Voting	60,024,010	57,704,657
Non-Voting	115,051	36,551

Total Common Stock	60,139,061	57,741,208

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(11)	SEGMENT INFORMATION

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

The tables below summarize the financial information concerning the Company’s reportable segments for 2009, 2010 and 2011. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Supply Chain segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements. Tabular amounts presented below are in thousands.

	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues-
2009	$493,559	$852,030	$146,765	$(88,297)	$—	$1,404,057
2010	518,981	971,668	176,396	(96,151)	—	1,570,894
2011	523,356	1,024,495	200,933	(96,591)	—	1,652,193

Segment Income-
2009	$132,637	$64,425	$67,225	N/A	$(30,770)	$233,517
2010	149,839	77,009	79,553	N/A	(40,874)	265,527
2011	160,624	78,970	92,771	N/A	(37,345)	295,020

Income from Operations-
2009	$121,487	$57,044	$66,822	N/A	$(55,844)	$189,509
2010	141,305	69,579	79,137	N/A	(62,319)	227,702
2011	154,814	71,801	93,119	N/A	(60,589)	259,145

Capital Expenditures-
2009	$4,399	$8,512	$1,082	N/A	$8,877	$22,870
2010	4,090	9,205	275	N/A	11,851	25,421
2011	5,575	7,281	254	N/A	11,239	24,349

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles Total Segment Income to consolidated income before provision for income taxes:

	2009	2010	2011
Total Segment Income	$233,517	$265,527	$295,020
Depreciation and amortization	(24,064)	(24,052)	(24,042)
Gains (losses) on sale/disposal of assets	(1,843)	(403)	2,436
Non-cash compensation expense	(12,533)	(13,370)	(13,954)
Expenses for 2009 stock option plan changes	(4,937)	—	—
Expenses related to the sale of Company-owned stores	(631)	—	(315)

Income from operations	189,509	227,702	259,145
Interest income	683	244	296
Interest expense	(110,945)	(96,810)	(91,635)
Other	56,275	7,809	—

Income before provision for income taxes	$135,522	$138,945	$167,806

The following table summarizes the Company’s identifiable asset information as of January 2, 2011 and January 1, 2012:

	2010	2011
Domestic Stores	$64,439	$66,609
Domestic Supply Chain	118,693	126,340

Total domestic assets	183,132	192,949
International	22,293	11,482
Unallocated	255,412	276,112

Total consolidated assets	$460,837	$480,543

Unallocated assets primarily include cash and cash equivalents, restricted cash, advertising fund assets, investments in marketable securities, deferred financing costs, certain long-lived assets and deferred income taxes.

The following table summarizes the Company’s goodwill balance as of January 2, 2011 and January 1, 2012:

	2010	2011
Domestic Stores	$16,289	$15,582
Domestic Supply Chain	1,067	1,067

Consolidated goodwill	$17,356	$16,649

In connection with the sale of 11 and 58 Company-owned stores to domestic franchisees in 2010 and 2011, respectively, goodwill was reduced by approximately $0.2 million in 2010 and $0.7 million in 2011. Additionally, the closure of one Company-owned store in 2010 and three Company-owned stores in 2011 resulted in a decrease in goodwill of approximately $35,000 and $76,000, respectively.

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

During 2011, the Company sold 58 Company-owned stores in a series of transactions to multiple franchisees. In connection with the sale of these stores, the Company recognized pre-tax gains on the sale of assets of approximately $2.2 million, which was net of a reduction in goodwill of approximately $0.7 million. Additionally, the Company incurred other related expenses of approximately $0.3 million. These items were included in general and administrative expenses.

(13)	PERIODIC FINANCIAL DATA (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen weeks or seventeen weeks. The fourth quarter of 2010 and 2011 are both comprised of sixteen weeks.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 28,	June 20,	September 12,	January 2,	January 2,
	2010	2010	2010	2011	2011
Total revenues	$381,131	$362,405	$347,388	$479,970	$1,570,894
Operating margin	107,994	100,336	94,153	136,106	438,589
Income before provision for income taxes	39,562	34,320	27,208	37,855	138,945
Net income	24,519	22,625	16,600	24,173	87,917
Earnings per common share – basic	$0.42	$0.39	$0.28	$0.41	$1.50
Earnings per common share – diluted	$0.41	$0.37	$0.27	$0.39	$1.45
Common stock dividends declared per share	$—	$—	$—	$—	$—

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 27,	June 19,	September 11,	January 1,	January 1,
	2011	2011	2011	2012	2012
Total revenues	$389,186	$384,933	$376,326	$501,748	$1,652,193
Operating margin	111,606	110,694	103,359	144,857	470,516
Income before provision for income taxes	43,735	41,076	34,930	48,065	167,806
Net income	27,111	25,248	22,091	30,911	105,361
Earnings per common share – basic	$0.46	$0.42	$0.37	$0.54	$1.79
Earnings per common share – diluted	$0.43	$0.40	$0.36	$0.52	$1.71
Common stock dividends declared per share	$—	$—	$—	$—	$—

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 1, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 1, 2012.

The effectiveness of the Company's internal control over financial reporting as of January 1, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, and Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	59	Chairman of the Board of Directors
J. Patrick Doyle	48	President, Chief Executive Officer and Director
Michael T. Lawton	53	Chief Financial Officer, and Interim Chief Information Officer
Richard E. Allison, Jr.	45	Executive Vice President of International
Scott R. Hinshaw	49	Executive Vice President, Franchise Operations and Development
Lynn M. Liddle	55	Executive Vice President of Communications, Investor Relations, Legislative Affairs
John D. Macksood	49	Executive Vice President, Supply Chain Services
Kenneth B. Rollin	45	Executive Vice President, General Counsel
Asi M. Sheikh	47	Executive Vice President, Team U.S.A.
James G. Stansik	56	Executive Vice President of Franchise Relations
Russell J. Weiner	43	Chief Marketing Officer, Executive Vice President of Build the Brand
Patricia A. Wilmot	63	Executive Vice President of PeopleFirst
Andrew B. Balson	45	Director
Diana F. Cantor	54	Director
Richard L. Federico	57	Director
James A. Goldman	53	Director
Vernon “Bud” O. Hamilton	69	Director
Gregory A. Trojan	52	Director

David A. Brandon has served as our Chairman of the Board of Directors since March 1999. Mr. Brandon served as Chairman of the Board and Chief Executive Officer from March 1999 to March 2010. Mr. Brandon was retained by the Company as a Special Advisor from March 2010 to January 2, 2011. Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the Board of Directors of Valassis, Inc. from 1997 to 1998. Mr. Brandon is currently the Director of Athletics for the University of Michigan and serves on the Boards of Directors of Herman Miller Inc., Kaydon Corporation and DTE Energy and also previously served on the Board of Directors of Burger King Corporation, Northwest Airlines and the TJX Companies, Inc.

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

Michael T. Lawton has served as our Chief Financial Officer since August 2010 and has served as our interim Chief Information Officer since October 2011. Mr. Lawton served as Executive Vice President of International, from October 2004 to March 2011. Mr. Lawton also served as Senior Vice President Finance and Administration of International for the Company from June 1999 to October 2004.

Richard E. Allison, Jr. has served as our Executive Vice President of International since March 2011. Mr. Allison served as a Partner at Bain & Company, Inc. from 2004 through December 2010, as co-leader of Bain’s restaurant practice and was employed with Bain & Company for more than 13 years.

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

Andrew B. Balson has served on our Board of Directors since March 1999, serves on the Nominating and Corporate Governance Committee of the Board of Directors and also serves on the Compensation Committee of the Board of Directors. Mr. Balson has been a Managing Director of Bain Capital, a global investment company, since January 2001. Mr. Balson became a Principal of Bain Capital in June 1998. Mr. Balson serves on the Boards of Directors of Dunkin’ Brands, Inc., OSI Restaurant Partners, Inc. and FleetCor Technologies, Inc. as well as a number of other private companies. Mr. Balson also previously served on the Boards of Directors of Burger King Corporation and UGS Corp.

Diana F. Cantor has served on our Board of Directors since October 2005, serves as the Chairperson of the Audit Committee of the Board of Directors and also serves on the Nominating and Corporate Governance Committee of the Board of Directors. Ms. Cantor joined Alternative Investment Management, LLC as a Partner in January 2010 and is the Chairman of the Virginia Retirement System, where she also serves on the Audit and Compliance Committee. Ms. Cantor was a Managing Director with New York Private Bank and Trust from January 2008 through the end of 2009. Ms. Cantor served as Executive Director of the Virginia College Savings Plan, the state’s 529 college savings program, from 1996 to January 2008. Ms. Cantor served seven years as Vice President of Richmond Resources, Ltd. from 1990 through 1996, and as Vice President of Goldman, Sachs & Co. from 1985 to 1990. Ms. Cantor is also a member of the Board of Directors of Media General, Inc., the Edelman Financial Group Inc. and Vistage International.

Richard L. Federico has served on our Board of Directors since February 2011 and also serves on the Compensation Committee of the Board of Directors. Mr. Federico is currently Chairman and Chief Executive Officer of P.F. Chang’s China Bistro, Inc., based in Scottsdale, Arizona. Mr. Federico serves on the Board of Directors of Jamba Inc. Mr. Federico is a founding director of Chances for Children and a member of the Board of Directors for both the Arizona Youth Hockey Foundation and the NotMyKid organization. He also serves on the board of Banner Alzheimer’s Institute.

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

Gregory A. Trojan has served on our Board of Directors since March 2010 and also serves on the Audit Committee of the Board of Directors. Since 2010, Mr. Trojan has served as CEO at Guitar Center, Inc., the leading United States retailer of guitars, amplifiers, percussion instruments, keyboards and pro-audio and recording equipment, based in Westlake Village, Calif. Mr. Trojan previously served as president and chief operating officer at Guitar Center, Inc. from 2007 until 2010. From 1996 to 2006, he was president and CEO of House of Blues Entertainment, Inc. Mr. Trojan served as CEO of California Pizza Kitchen for two years while at Pepsico Inc., and held various positions within Pepsico from 1990 to 1996. Prior to that, he was a consultant at Bain & Company, the Wharton Small Business Development Center and Arthur Andersen & Co. Mr. Trojan has previously served on the Board of Directors at Oakley Inc.

The remaining information required by this item is incorporated by reference from Domino's Pizza, Inc.'s definitive proxy statement, which will be filed within 120 days of January 1, 2012.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 1, 2012. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholders matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 1, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 1, 2012.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 1, 2012.

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

3.	Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit Number	Description

3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed on April 13, 2004 (Reg. No. 333-114442), (the “S-1”)).

3.2	Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 12, 2010).

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the Domino’s, Inc. registration statement on Form S-4 filed on March 22, 1999 (Reg. No. 333-74797)).

10.2	Amendment, dated February 7, 2000, to Lease Agreement dated December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.32 of the Domino’s, Inc. annual report on Form 10-K for the year ended December 31, 2000 (Reg. No. 333-74797)).

10.3	First Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 8, 2002, by and between Domino's Farms Office Park L.L.C. and Domino's Pizza, LLC (Incorporated by reference to Exhibit 10.5 to the Domino’s, Inc. annual report on Form 10-K for the year ended December 29, 2002 (Reg. No. 333-74797)).

10.4	Second Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 5, 2004 (Incorporated by reference to Exhibit 10.34 to the S-1).

10.5*	Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended January 1, 2006).

10.6*	First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended December 31, 2006).

10.7*	TISM, Inc. Fourth Amended and Restated Stock Option Plan (“TISM Option Plan”) (Incorporated by reference to Exhibit 10.6 to the Domino’s, Inc. current report on Form 8-K filed on June 26, 2003 (Reg. No. 333-74797)).

10.8*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 22, 2009, (the “March 2009 10-Q”)).

10.9*	Form of Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the March 2009 10-Q).

10.10*	Form of Director Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2009 10-Q).

10.11*	Form of Amendment to Existing Employee Stock Option Grants (Incorporated by reference to Exhibit 10.4 to the March 2009 10-Q).

10.12*	Form of Amendment to Existing Director Stock Option Grants (Incorporated by reference to Exhibit 10.5 to the March 2009 10-Q).

10.13*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 20, 2009 (the “July 2009 8-K”)).

10.14*	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 to the July 2009 8-K).

10.15*	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the July 2009 8-K).

10.16*	Form of Domino’s Pizza, Inc. 2004 Equity Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference to Exhibit 10.19 to the registrants’ annual report on Form 10-K for the year ended January 3, 2010, (the “2009 10-K”)).

10.17*	Amended and Restated Domino’s Pizza Senior Executive Annual Incentive Plan. (Incorporated by reference to Exhibit 10.20 to the registrants’ annual report on Form 10-K for the year ended January 2, 2011, (the “2010 10-K”)).

10.18*	Form of Domino’s Pizza, Inc. 2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.31 to the S-1).

10.19*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.20*	Amended and Restated Employment Agreement dated as of December 3, 2007 between David A. Brandon and Domino’s Pizza, Inc., Domino’s, Inc. and Domino’s Pizza LLC (Incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K filed on December 3, 2007).

10.21*	Amended and Restated Time Sharing Agreement dated as of February 25, 2008 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.25 to registrant’s annual report on Form 10-K for the fiscal year ended December 30, 2007).

10.22*	First Amendment to the Amended and Restated Employment agreement dated as of December 3, 2007 between David A. Brandon and Domino’s Pizza, Inc., Domino’s, Inc. and Domino’s Pizza LLC (Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed on December 24, 2008, (the “December 2008 8-K”)).

10.23*	Form of Amended and Restated Stock Option Agreement of David A. Brandon under the TISM Option Plan (Incorporated by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended January 2, 2005).

10.24*	Amendment to Amended and Restated Employment Agreement dated as of February 25, 2010 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.33 to the 2009 10-K).

10.25*	Employment Agreement dated as of February 25, 2010 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.40 to the 2009 10-K).

10.26*	Time Sharing Agreement dated as of February 25, 2010 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.41 to the 2009 10-K).

10.27*	Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton (Incorporated by reference to Exhibit 10.44 of the registrant’s annual report on Form 10-K for the fiscal year ended December 28, 2008, (the “2008 10-K”)).

10.28*	Amendment to the Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton. (Incorporated by reference to Exhibit 10.45 of the 2008 10-K).

10.29*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Michael T. Lawton (Incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 20, 2010, (the “June 2010 10-Q”)).

10.30*	Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 1.01 to the registrant’s current report on Form 8-K filed on September 4, 2008).

10.31*	Amendment to the Employment agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.4 to the December 2008 8-K).

10.32*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.3 to the June 2010 10-Q).

10.33*	Employment Agreement dated as of January 7, 2008 between Domino’s Pizza LLC and Kenneth B. Rollin (Incorporated by reference to Exhibit 10.36 of the 2010 10-K).

10.34*	Amendment to the Employment Agreement dated as of December 23, 2008 between Domino’s Pizza LLC and Kenneth B. Rollin (Incorporated by reference to Exhibit 10.37 of the 2010 10-K).

10.35*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Kenneth B. Rollin (Incorporated by reference to Exhibit 10.38 of the 2010 10-K).

10.36*	Employment Agreement dated as of July 21, 2011 between Domino’s Pizza LLC and Scott R. Hinshaw.

10.37*	Employment Agreement dated as of March 14, 2011 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on Form 10-Q for the quarter ended March 27, 2011).

10.38	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).

10.39	Base Indenture dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as Co-Issuer , and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. quarterly report on Form 10-Q for the fiscal quarter ended March 25, 2007, (the “March 2007 10-Q”)).

10.40	Supplemental Indenture dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer of the 5.261% Fixed Rate Series 2007-1 Senior Notes, Class A-2, the 7.629% Fixed Rate Series 2007-1 Subordinated Notes, Class M-1 and the Series 2007-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2007-1 Securities Intermediary (Incorporated by reference to Exhibit 10.2 to the March 2007 10-Q).

10.41	Class A-1 Note Purchase Agreement dated April 16, 2007 among Domino’s Pizza Master Issuer LLC, Domino’s IP Holder LLC, Domino’s Pizza Distribution LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer, Domino’s Pizza LLC, as Master Servicer, certain conduit investors, certain financial institutions and funding agents, JPMorgan Chase Bank, N. A., as provider of letters of credit, and Lehman Commercial Paper Inc., as swingline lender and as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the March 2007 10-Q).

10.42	Guarantee and Collateral Agreement dated April 16, 2007 among Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc. and Domino’s Pizza Canadian Distribution ULC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the March 2007 10-Q).

10.43	Master Servicing Agreement dated as of April 16, 2007 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Master Servicer, Domino’s Pizza NS Co., as a Servicer, and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.5 to the March 2007 10-Q).

10.44	Insurance and Indemnity Agreement dated as of April 16, 2007 among MBIA Insurance Corporation and Ambac Assurance Corporation, as Insurers, Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer, Domino’s Pizza, Inc., Domino’s SPV Guarantor LLC and Domino’s Pizza International LLC, Domino’s Pizza LLC, as Master Servicer and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.6 to the March 2007 10-Q).

10.45	Agreement dated January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2009).

10.46	Letter of Credit Agreement dated as of June 22, 2009 between Domino’s Pizza LLC and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 26, 2009).

10.47	Board of Directors Compensation.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	- A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 2, 2011	January 1, 2012
ASSETS
ASSETS:
Cash and cash equivalents	$5	$6

Total assets	$5	$6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Equity in net deficit of subsidiaries	$1,210,651	$1,209,739
Due to subsidiary	5	6

Total liabilities	1,210,656	1,209,745

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 60,139,061 in 2010 and 57,741,208 in 2011 issued and outstanding	601	577
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	45,532	—
Retained deficit	(1,254,044)	(1,207,915)
Accumulated other comprehensive loss	(2,740)	(2,401)

Total stockholders’ deficit	(1,210,651)	(1,209,739)

Total liabilities and stockholders’ deficit	$5	$6

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	January 3,	January 2,	January 1,
	2010	2011	2012
REVENUES	$—	$—	$—

Total revenues	—	—	—

OPERATING EXPENSES	—	—	—

Total operating expenses	—	—	—

INCOME FROM OPERATIONS	—	—	—
Equity earnings in subsidiaries	79,744	87,917	105,361

INCOME BEFORE PROVISION FOR INCOME TAXES	79,744	87,917	105,361
PROVISION FOR INCOME TAXES	—	—	—

NET INCOME	$79,744	$87,917	$105,361

EARNINGS PER SHARE:
Common Stock – basic	$1.39	$1.50	$1.79
Common Stock – diluted	$1.38	$1.45	$1.71

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 3,	January 2,	January 1,
	2010	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:	$76,049	$87,917	$105,362

Net cash provided by operating activities	76,049	87,917	105,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(84,802)	(95,448)	—
Dividends from subsidiaries	—	—	29,063

Net cash used in (provided by) investing activities	(84,802)	(95,448)	29,063

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	—	(5,384)	(165,007)
Other	5,058	12,915	30,583

Net cash used in (provided by) financing activities	5,058	7,531	(134,424)

CHANGE IN CASH AND CASH EQUIVALENTS	(3,695)	—	1
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	3,700	5	5

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$5	$6

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

(2) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Non-cash activities of $18.8 million, $14.9 million and $30.0 million were recorded in 2009, 2010 and 2011, respectively. These amounts primarily relate to stock-based compensation plans and amounts recorded in other comprehensive income related to the Company’s subsidiaries.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

Domino’s Pizza, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Additions/ Deductions from Reserves *	Translation Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
2011	$6,436	$1,050	$(2,040)	$—	$5,446
2010	9,190	185	(2,937)	(2)	6,436
2009	10,949	1,162	(2,925)	4	9,190

Allowance for doubtful notes receivable:
2011	$1,567	$378	$114	$—	$2,059
2010	1,122	(121)	566	—	1,567
2009	1,791	380	(1,049)	—	1,122

*	Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer

February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ J. Patrick Doyle
J. Patrick Doyle	President, Chief Executive Officer and Director
February 28, 2012	(Principal Executive Officer)

/s/ Michael T. Lawton
Michael T. Lawton	Chief Financial Officer
February 28, 2012	(Principal Financial and Accounting Officer)

/s/ David A. Brandon
David A. Brandon	Chairman of the Board of Directors
February 28, 2012

/s/ Andrew B. Balson
Andrew B. Balson	Director
February 28, 2012

/s/ Diana F. Cantor
Diana F. Cantor	Director
February 28, 2012

/s/ Richard L. Federico
Richard L. Federico	Director
February 28, 2012

/s/ James A. Goldman
James A. Goldman	Director
February 28, 2012

/s/ Vernon O. Hamilton
Vernon O. Hamilton	Director
February 28, 2012

/s/ Gregory A. Trojan
Gregory A. Trojan	Director
February 28, 2012