Form 10-Q
period 2012-03-25
DOMINOS PIZZA INC
filed 2012-05-01
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2012

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

As of April 24, 2012, Domino’s Pizza, Inc. had 57,905,705 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 25, 2012	January 1, 2012 (Note)
Assets
Current assets:
Cash and cash equivalents	$214,730	$50,292
Restricted cash and cash equivalents	47,271	92,612
Accounts receivable	80,067	87,200
Inventories	26,769	30,702
Prepaid expenses and other	15,066	13,177
Advertising fund assets, restricted	30,651	36,281
Deferred income taxes	13,334	16,579

Total current assets	427,888	326,843

Property, plant and equipment:
Land and buildings	24,275	23,714
Leasehold and other improvements	79,273	79,518
Equipment	174,314	171,726
Construction in progress	3,012	6,052

	280,874	281,010
Accumulated depreciation and amortization	(191,217)	(188,610)

Property, plant and equipment, net	89,657	92,400

Other assets:
Deferred financing costs	38,618	16,051
Goodwill	16,598	16,649
Capitalized software	8,629	8,176
Other assets	15,349	15,566
Deferred income taxes	4,538	4,858

Total other assets	83,732	61,300

Total assets	$601,277	$480,543

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$24,511	$904
Accounts payable	62,034	69,714
Dividends and equivalents payable	186,985	—
Insurance reserves	13,465	13,023
Advertising fund liabilities	30,651	36,281
Other accrued liabilities	51,441	77,253

Total current liabilities	369,087	197,175

Long-term liabilities:
Long-term debt, less current portion	1,554,651	1,450,369
Insurance reserves	20,376	21,334
Deferred income taxes	6,331	5,021
Other accrued liabilities	16,559	16,383

Total long-term liabilities	1,597,917	1,493,107

Stockholders’ deficit:
Common stock	579	577
Additional paid-in capital	—	—
Retained deficit	(1,363,993)	(1,207,915)
Accumulated other comprehensive loss	(2,313)	(2,401)

Total stockholders’ deficit	(1,365,727)	(1,209,739)

Total liabilities and stockholders’ deficit	$601,277	$480,543

Note:	The balance sheet at January 1, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
(In thousands, except per share data)	March 25, 2012	March 27, 2011
Revenues:
Domestic Company-owned stores	$77,615	$82,734
Domestic franchise	45,196	44,045
Domestic supply chain	214,130	216,566
International	47,646	45,841

Total revenues	384,587	389,186

Cost of sales:
Domestic Company-owned stores	59,277	65,582
Domestic supply chain	191,529	192,346
International	19,132	19,652

Total cost of sales	269,938	277,580

Operating margin	114,649	111,606
General and administrative	47,754	46,494

Income from operations	66,895	65,112
Interest income	154	80
Interest expense	(32,250)	(21,457)

Income before provision for income taxes	34,799	43,735
Provision for income taxes	14,057	16,624

Net income	$20,742	$27,111

Earnings per share:
Common stock – basic	$0.36	$0.46
Common stock – diluted	0.35	0.43

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended
	March 25,	March 27,
(In thousands)	2012	2011
Net income	$20,742	$27,111

Other comprehensive income, before tax:
Currency translation adjustment	(634)	(25)
Reclassification adjustment for losses included in net income	776	577

	142	552
Tax attributes of items in other comprehensive income:
Currency translation adjustment	241	(247)
Reclassification adjustment for losses included in net income	(295)	(219)

	(54)	(466)

Other comprehensive income, net of tax	88	86

Comprehensive income	$20,830	$27,197

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
	March 25,	March 27,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$20,742	$27,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,216	5,606
Gains on sale/disposal of assets	(37)	(1,624)
Amortization of deferred financing costs, debt discount and other	9,824	1,424
Provision for deferred income taxes	4,821	9,033
Non-cash compensation expense	4,290	3,008
Tax impact from equity-based compensation	(6,537)	(6,624)
Other	(197)	556
Changes in operating assets and liabilities	(17,905)	(10,681)

Net cash provided by operating activities	20,217	27,809

Cash flows from investing activities:
Capital expenditures	(3,634)	(3,870)
Proceeds from sale of assets	508	3,249
Changes in restricted cash	45,341	767
Other	237	148

Net cash provided by investing activities	42,452	294

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,575,000	—
Repayments of long-term debt and capital lease obligations	(1,447,127)	(226)
Proceeds from issuance of common stock	—	435
Proceeds from exercise of stock options	1,202	16,827
Tax impact from equity-based compensation	6,537	6,624
Purchase of common stock	—	(5,839)
Tax payments for restricted stock	(1,863)	(1,171)
Cash paid for financing costs	(31,197)	—

Net cash provided by financing activities	102,552	16,650

Effect of exchange rate changes on cash and cash equivalents	(783)	(114)

Change in cash and cash equivalents	164,438	44,639
Cash and cash equivalents, at beginning of period	50,292	47,945

Cash and cash equivalents, at end of period	$214,730	$92,584

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

March 25, 2012

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended January 1, 2012 included in our annual report on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 25, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2012.

In June 2011, the Financial Accounting Standards Board issued amended guidance related to the presentation of comprehensive income which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The Company adopted the requirements of the new guidance effective March 25, 2012 for all periods presented. The adoption did not impact the Company’s financial position and results of operations.

2. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended March 25, 2012 and March 27, 2011
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2012	$122,811	$235,556	$47,646	$(21,426)	$—	$384,587
2011	126,779	240,161	45,841	(23,595)	—	389,186
Income from operations –
2012	$41,252	$17,119	$24,252	N/A	$(15,728)	$66,895
2011	38,962	18,167	21,449	N/A	(13,466)	65,112
Segment Income –
2012	$42,684	$18,833	$23,757	N/A	$(8,658)	$76,616
2011	39,739	19,887	20,862	N/A	(8,386)	72,102

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 25, 2012	March 27, 2011
Total Segment Income	$76,616	$72,102
Depreciation and amortization	(5,216)	(5,606)
Gains on sale/disposal of assets	37	1,624
Non-cash compensation expense	(4,290)	(3,008)
2012 recapitalization-related expenses	(252)	—

Income from operations	66,895	65,112
Interest income	154	80
Interest expense	(32,250)	(21,457)

Income before provision for income taxes	$34,799	$43,735

3. Earnings Per Share

	Fiscal Quarter Ended
	March 25, 2012	March 27, 2011
Net income available to common stockholders – basic and diluted	$20,742	$27,111

Basic weighted average number of shares	56,957,875	59,410,513
Earnings per share – basic	$0.36	$0.46
Diluted weighted average number of shares	59,660,962	62,340,128
Earnings per share – diluted	$0.35	$0.43

The denominator in calculating diluted earnings per share for common stock for the first quarter of 2012 does not include 170,330 options to purchase common stock and the denominator used in calculating diluted earnings per share for common stock for the first quarter of 2011 does not include 302,240 options to purchase common stock, as the effect of including these options would have been anti-dilutive.

4. Stockholders’ Deficit

During the fiscal quarter ended March 25, 2012, stockholders’ deficit changed as follows:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 1, 2012	57,741,208	$577	$—	$(1,207,915)	$(2,401)
Net income	—	—	—	20,742	—
Common stock dividends and equivalents	—	—	(10,165)	(176,820)	—
Issuance of common stock, net	73,590	1	—	—	—
Common stock effectively repurchased for required employee withholding taxes	(55,090)	—	(1,863)	—	—
Exercise of stock options	139,640	1	1,201	—	—
Tax impact from equity-based compensation	—	—	6,537	—	—
Non-cash compensation expense	—	—	4,290	—	—
Other	—	—	—	—	—
Other comprehensive income, net	—	—	—	—	88

Balance at March 25, 2012	57,899,348	$579	$—	$(1,363,993)	$(2,313)

5. Open Market Share Repurchase Program

The Company made no repurchases of its common stock in the first quarter of 2012. As of March 25, 2012, the Company had approximately $82.3 million remaining for future share repurchases under the Company’s Board of Directors approved $200.0 million open market share repurchase program. As of March 25, 2012, the Company had 57,899,348 shares of common stock outstanding.

During the first quarter of 2011, the Company repurchased and retired 357,605 shares of common stock for a total of approximately $5.8 million under the Company’s Board of Directors approved open market share repurchase program.

6. Sale of Certain Company-Owned Stores

During the first quarter of 2012, the Company sold its six remaining Company-owned stores in a certain market to a franchisee. In connection with the sale of these six stores, the Company recorded a minimal gain on the sale of the related assets. The gain was recorded in general and administrative expense in the Company’s condensed consolidated statements of income. This transaction will not have a material ongoing impact on the Company’s consolidated financial results.

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

7. Income Taxes

During the first quarter of 2012 and in connection with the sale of its six remaining Company-owned stores in a certain market to a franchisee, the Company recorded a deferred tax asset related to the capital loss that resulted from the write-off of the tax basis goodwill associated with the sold market. Management believes it is more likely than not that a portion of the deferred tax asset will not be realized and provided a valuation allowance of approximately $0.9 million. The valuation allowance was recorded as an increase to the provision for income taxes and increased the Company’s effective tax rate in the first quarter of 2012. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax asset will be realized.

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

8. Recapitalization

On March 16, 2012, the Company announced that it had completed a recapitalization (the 2012 Recapitalization) in which certain of the Company’s subsidiaries replaced its outstanding 2007 fixed rate notes and variable funding notes (the 2007 Notes) with new notes (the Notes) issued pursuant to an asset-backed securitization. The Notes consist of $1.575 billion of Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the Fixed Rate Notes) and $100 million of Series 2012-1 Variable Funding Senior Secured Notes, Class A-1 (the Variable Funding Notes). The Notes were issued in a private placement transaction by indirect, bankruptcy-remote subsidiaries that hold substantially all of the Company’s revenue-generating assets, excluding Company-owned stores. The Notes are guaranteed by certain subsidiaries of the Company and secured by a security interest in substantially all of the assets of the Company, including royalty income from all domestic stores, domestic supply chain income, international income and intellectual property. The Fixed Rate Notes have an anticipated maturity of seven years and a legal maturity of 30 years. If the Fixed Rate Notes are not repaid in full by the anticipated repayment date, substantially all the cash generated by the Company less a specific amount allocated to the Company as a management fee must be used to pay down outstanding principal and interest that may be higher at that time. The Variable Funding Notes have an anticipated maturity of five years, with the option for up to two one-year renewals (subject to certain conditions, including a minimum debt service coverage ratio), and a legal maturity of 30 years. In addition, the Company may voluntarily prepay, in part or in full, the Fixed Rate Notes at any time, subject to certain make-whole interest obligations. The Variable Funding Notes were undrawn on the closing date.

The Fixed Rate Notes have scheduled principal payments of $17.7 million in 2012, $23.6 million in each of 2013 and 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. If the Company meets certain conditions, including a maximum leverage ratio of 4.5x total debt to EBITDA, it may elect to not make the scheduled principal payments. If the leverage ratio subsequently exceeds 4.5x, it must make up the payments it had elected not to make.

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage calculation, as defined in the related agreements. The covenants, among other things, limit the ability of certain of the Company’s subsidiaries to declare dividends, make loans or advances or enter into transactions with affiliates. The Notes also include a financial covenant based on the achievement of a minimum amount of global retail sales. In the event that certain covenants are not met, the Notes may become due and payable on an accelerated schedule. As of March 25, 2012 the Company was in compliance with all debt covenants.

The Company used a portion of the proceeds from the 2012 Recapitalization to repay approximately $1.447 billion in outstanding principal under the 2007 Notes. The proceeds were also used to pay accrued interest on the 2007 Notes and transaction-related fees and expenses in connection with the 2012 Recapitalization and to fund a reserve account for the payment of interest on the Notes.

On March 16, 2012, the Company’s Board of Directors declared a $3.00 per share special cash dividend on its outstanding common stock totaling $171.1 million, which was paid on April 2, 2012 to stockholders of record at the close of business on March 26, 2012. Additionally, pursuant to the anti-dilution provisions in the Company’s underlying stock option plans, on April 2, 2012, the Company made a corresponding cash payment of approximately $13.5 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment for amounts totaling $3.00 per share. The Company will also pay out an estimated $2.4 million of cash in the future as certain performance-based restricted stock vests. The dividend and related dividend equivalent payments were funded by the remaining proceeds from the 2012 Recapitalization and cash on hand. These anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit. During the first quarter of 2012, the Company recorded a current liability in the consolidated balance sheets for the common stock dividends, related anti-dilution equivalent payments and future payments on performance-based restricted stock totaling $187.0 million, of which $10.2 million was recorded as a reduction of additional paid-in capital and $176.8 million was recorded as an increase in retained deficit.

During the first quarter of 2012 and in connection with the 2012 Recapitalization, the Company incurred approximately $10.5 million of net expenses. This consisted primarily of $8.1 million of net write-offs of deferred financing fees, bond discount and interest rate swap related to the extinguished debt. Additionally, the Company incurred $2.1 million of interest expense on the 2007 borrowings subsequent to the closing of the 2012 Recapitalization but prior to the repayment of the 2007 borrowings, essentially paying interest on both the 2007 and 2012 facilities for a short period of time. Further, the Company incurred $0.3 million of other net 2012 Recapitalization-related general and administrative expenses, including stock compensation expenses, payroll taxes related to the payments made to certain stock option holders and legal and professional fees incurred in connection with the recapitalization.

In connection with the 2012 Recapitalization, the Company recorded an additional $31.5 million of deferred financing costs as an asset in the consolidated balance sheet during the first quarter of 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012, is expected to be amortized into interest expense over each of the next seven years.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at March 25, 2012 and January 1, 2012:

	At March 25, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$208,918	$208,918	$—	$—
Restricted cash equivalents	38,671	38,671	—	—
Investments in marketable securities	1,907	1,907	—	—

	At January 1, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$41,699	$41,699	$—	$—
Restricted cash equivalents	34,117	34,117	—	—
Investments in marketable securities	1,538	1,538	—	—

At March 25, 2012, management estimates that the approximately $1.575 billion in principal amount of outstanding Fixed Rate Notes had a fair value of approximately $1.605 billion. The Company estimated the fair value amount by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2012 and 2011 first quarters referenced herein represent the twelve-week periods ended March 25, 2012 and March 27, 2011, respectively.

Overview

We are the number one pizza delivery company in the United States based on reported consumer spending, and the second largest pizza company in the world based on number of units. We operate through a primarily franchised network of stores, located in all 50 states and in more than 70 international markets, as well as Company-owned stores, all of which are in the United States. In addition, we operate regional dough manufacturing and supply chain centers in the United States and Canada.

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

	First Quarter of 2012		First Quarter of 2011
Global retail sales growth	6.1%		8.2%
Same store sales growth:
Domestic Company-owned stores	1.6%		(2.3)%
Domestic franchise stores	2.1%		(1.3)%

Domestic stores	2.0%		(1.4)%
International stores	4.7%		8.3%
Store counts (at end of period):
Domestic Company-owned stores	387		427
Domestic franchise stores	4,511		4,482

Domestic stores	4,898		4,909
International stores	4,912		4,470

Total stores	9,810		9,379

Income statement data:
Total revenues	$384.6	100.0%	$389.2	100.0%
Cost of sales	269.9	70.2%	277.6	71.3%
General and administrative	47.8	12.4%	46.5	12.0%

Income from operations	66.9	17.4%	65.1	16.7%
Interest expense, net	(32.1)	(8.4)%	(21.4)	(5.5)%

Income before provision for income taxes	34.8	9.0%	43.7	11.2%
Provision for income taxes	14.1	3.6%	16.6	4.2%

Net income	$20.7	5.4%	$27.1	7.0%

During the first quarter of 2012, we continued to generate positive domestic same store sales on our bigger base of customers and continue to benefit from the brand equity we have built over the past several years. During the first quarter of 2012, we focused on promotions to improve store level profitability for our franchise and Company-owned stores. Internationally, we produced strong store count growth and same store sales growth. We believe the strong store-level earnings continue to incentivize the international franchisees to build new stores. During the first quarter of 2012, our international store count surpassed the number of domestic stores. We believe that our product platforms combined with our innovative and effective advertising campaign, continued focus on operational excellence and new technology, such as the launch of our Android mobile application in the first quarter of 2012, contributed to the growth in our income from operations during the first quarter of 2012.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 6.1% in the first quarter of 2012. This increase was driven primarily by international and domestic same store sales growth, as well as an increase in our worldwide franchise store counts during the trailing four quarters, offset in part by the negative impact of foreign currency exchange rates. Domestic same store sales growth reflected the sustained positive sales trends on our bigger base of customers and the continued success of our new products and promotions. International same store sales growth reflected continued strong performance in the markets where we compete.

Revenues decreased $4.6 million, down 1.2% in the first quarter of 2012. This decrease was primarily due to lower Company-owned store revenues resulting from the sale of 58 Company-owned stores to multiple franchisees during 2011 and lower domestic supply chain revenues resulting from lower volumes and lower cheese prices, partially offset by higher dough costs and other commodity prices, including meats. These decreases were offset in part by higher international revenues attributable to same store sales and store count growth and higher domestic franchise revenues due to an increase in same store sales and store count growth. These changes in revenues are described in more detail below.

Income from operations increased $1.8 million, up 2.7% in the first quarter of 2012. This increase was driven primarily by higher royalty revenues from both domestic and international franchise stores and higher domestic Company-owned store margins. These increases were offset, in part, by lower domestic supply chain operating margins and higher general and administrative expenses.

Net income decreased $6.4 million, down 23.5% in the first quarter of 2012. This decrease was primarily due to approximately $10.5 million of net pre-tax expenses incurred in connection with the 2012 recapitalization, including the write-offs of deferred financing fees, bond discount and interest rate swap related to the extinguished debt, interest expense incurred on the 2007 debt subsequent to the closing of the 2012 recapitalization, and other expenses including stock compensation expenses, payroll taxes related to the dividend equivalent payments made to certain stock option holders and legal and professional fees. Additionally, net income was negatively impacted by a valuation allowance recorded on a deferred tax asset of approximately $0.9 million during the first quarter of 2012. Further, net income was positively impacted by domestic and international same store sales growth, international store growth and higher domestic Company-owned store margins and was negatively impacted by lower supply chain margins.

Revenues

	First Quarter of 2012		First Quarter of 2011
Domestic Company-owned stores	$77.6	20.2%	$82.7	21.3%
Domestic franchise	45.2	11.7%	44.0	11.3%
Domestic supply chain	214.1	55.7%	216.6	55.6%
International	47.6	12.4%	45.8	11.8%

Total revenues	$384.6	100.0%	$389.2	100.0%

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

Domestic Stores Revenues

	First Quarter of 2012		First Quarter of 2011
Domestic Company-owned stores	$77.6	63.2%	$82.7	65.3%
Domestic franchise	45.2	36.8%	44.0	34.7%

Domestic stores	$122.8	100.0%	$126.8	100.0%

Domestic stores revenues decreased $4.0 million, down 3.1% in the first quarter of 2012. This decrease was due primarily to lower Company-owned store revenues resulting from the sale of 58 Company-owned stores to multiple franchisees during 2011. This decrease was offset in part by higher domestic Company-owned and franchise same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $5.1 million, down 6.2% in the first quarter of 2012. This decrease was due to fewer Company-owned stores being open during 2012, primarily as a result of the sale of 58 Company-owned stores to multiple franchisees during 2011. This decrease was partially offset by higher same store sales during the first quarter of 2012. Domestic Company-owned same store sales increased 1.6% in the first quarter of 2012, compared to a decrease of 2.3% in the first quarter of 2011. There were 387 Company-owned stores in operation at the end of the first quarter of 2012, versus 427 at the end of the first quarter of 2011.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $1.2 million, up 2.6% in the first quarter of 2012. This increase was due primarily to higher domestic franchise same store sales and an increase in the average number of domestic franchise stores open during 2012. Domestic franchise same store sales increased 2.1% in the first quarter of 2012, compared to a decrease of 1.3% in the first quarter of 2011. There were 4,511 domestic franchise stores in operation at the end of the first quarter of 2012, versus 4,482 at the end of the first quarter of 2011.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations decreased $2.5 million, down 1.1% in the first quarter of 2012. This decrease was due primarily to lower volumes as a result of lower order counts at the store level, a change in the mix of products sold and a decrease in cheese prices. These decreases were partially offset by higher dough costs and other commodity prices, including meats. Order counts decreased in the quarter due to promotions focused on side items which were designed to, and did, improve franchise store profitability. The published cheese block price-per-pound averaged $1.52 in the first quarter of 2012, down from $1.69 in the comparable period in 2011. We estimate that this decrease in cheese block price resulted in approximately a $2.8 million decrease in domestic supply chain revenues during the first quarter of 2012.

International Revenues

	First Quarter of 2012		First Quarter of 2011
International royalty and other	$26.0	54.7%	$23.7	51.8%
International supply chain	21.6	45.3%	22.1	48.2%

International	$47.6	100.0%	$45.8	100.0%

International revenues primarily consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $1.8 million, up 3.9% in the first quarter of 2012, primarily due to higher international royalty and other revenues, as discussed below.

Revenues from international royalties and other revenues increased $2.3 million, up 9.6% in the first quarter of 2012. This increase was primarily due to higher same store sales and more international stores being open during 2012, offset in part by the negative impact of changes in foreign currency exchange rates of approximately $0.6 million. On a constant dollar basis (which excludes the impact of foreign currency exchange rates), same store sales increased 4.7% in the first quarter of 2012, compared to an increase of 8.3% in the first quarter of 2011. On a historical dollar basis (which includes the impact of foreign currency exchange rates), same store sales increased 2.9% in the first quarter of 2012, compared to an increase of 12.8% in the first quarter of 2011. The variance in our same store sales on a constant dollar basis versus a historical dollar basis in 2012 was caused by the stronger U.S. dollar when compared to the currencies in the international markets in which we compete. There were 4,912 international stores in operation at the end of the first quarter of 2012, compared to 4,470 at the end of the first quarter of 2011.

Cost of Sales / Operating Margin

	First Quarter of 2012		First Quarter of 2011
Consolidated revenues	$384.6	100.0%	$389.2	100.0%
Consolidated cost of sales	269.9	70.2%	277.6	71.3%

Consolidated operating margin	$114.6	29.8%	$111.6	28.7%

Consolidated cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $3.0 million, up 2.7% in the first quarter of 2012. This increase in the consolidated operating margins was due primarily to higher domestic and international franchise revenues and higher margins at our Company-owned stores. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the consolidated operating margin. These increases were offset, in part by lower margins in our domestic supply chain business as described in more detail below.

As a percentage of revenues, the consolidated operating margin increased 1.1 percentage points in the first quarter of 2012. This increase was due primarily to a change in our mix of revenues, higher Company-owned stores operating margins and lower cheese prices, offset in part by lower margins in our domestic supply chain business.

As indicated above, the consolidated operating margin as a percentage of revenues was positively impacted by lower cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2012 average cheese prices had been in effect during 2011, the impact on supply chain margins would have caused the consolidated operating margin for the first quarter of 2011 to be approximately 28.9% of total revenues versus the reported 28.7%. However, the dollar margins for those same periods would have been unaffected.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	First Quarter of 2012		First Quarter of 2011
Revenues	$77.6	100.0%	$82.7	100.0%
Cost of sales	59.3	76.4%	65.6	79.3%

Store operating margin	$18.3	23.6%	$17.1	20.7%

The domestic Company-owned store operating margin increased $1.2 million, up 6.9% in the first quarter of 2012. This increase was due primarily to a lower food costs, lower labor and related expenses, lower insurance expenses and higher same store sales. The sale of 58 Company-owned stores to multiple franchisees in 2011 did not have a material impact on the domestic Company-owned stores operating margin.

As a percentage of store revenues, the store operating margin increased 2.9 percentage points in the first quarter of 2012. Food costs decreased 1.4 percentage points to 26.7% in the first quarter of 2012 due primarily to the positive impact of a higher average customer price paid per order during the first quarter of 2012 and lower cheese prices, offset in part by higher dough costs and higher meat prices. The cheese block price per pound averaged $1.52 in the first quarter of 2012 compared to $1.69 in the first quarter of 2011. Labor and related costs decreased 1.1 percentage points to 28.7% in the first quarter of 2012 due primarily to the positive impact of a higher average customer price paid per order during the first quarter of 2012. Occupancy costs (which include rent, telephone, utilities and depreciation) decreased 0.8 percentage points to 9.2% in the first quarter of 2012 due primarily to the positive impact of higher sales per store during the first quarter of 2012.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	First Quarter of 2012		First Quarter of 2011
Revenues	$214.1	100.0%	$216.6	100.0%
Cost of sales	191.5	89.4%	192.3	88.8%

Supply Chain operating margin	$22.6	10.6%	$24.2	11.2%

The domestic supply chain operating margin decreased $1.6 million, down 6.7% in the first quarter of 2012, due primarily to lower volumes resulting from lower order counts and a change in mix of products sold.

As a percentage of supply chain revenues, the supply chain operating margin decreased 0.6 percentage points in the first quarter of 2012, due primarily to slightly higher commodity costs, higher fuel costs and to a lesser extent, lower volumes. Increases in certain food prices have a negative effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items. While the overall market basket was up in the quarter, the cost of cheese was down. Had the 2012 cheese prices been in effect during 2011, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 11.3% for the first quarter of 2011 versus the reported 11.2%. However, the dollar margins for those same periods would have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $1.3 million, up 2.7% in the first quarter of 2012. The first quarter of 2011 included approximately $1.7 million of pre-tax gains recorded on the sale of certain Company-owned operations that did not recur in the first quarter of 2012. Further, approximately $0.3 million of recapitalization-related expenses were included in the first quarter of 2012. Excluding these items, general and administrative expenses decreased $0.7 million in the first quarter of 2012 due primarily to a $1.1 million decrease in variable performance-based bonuses.

Interest Expense

Interest expense increased $10.8 million to $32.3 million in the first quarter of 2012, due primarily to approximately $10.2 million of expenses incurred in the first quarter of 2012 related to the Company’s recapitalization, including $8.1 million of write-offs of deferred financing fees, bond discount and the interest rate swap related to the extinguished debt and $2.1 million of interest expense that was incurred on the 2007 debt subsequent to the closing of the 2012 recapitalization but prior to the repayment of the 2007 debt.

The Company’s cash borrowing rate increased 0.1 percentage points to 6.0% during the first quarter of 2012 compared to the first quarter of 2011. The Company’s average outstanding debt balance, excluding capital lease obligations, increased to $1.6 billion in the first quarter of 2012 compared to $1.4 billion in the first quarter of 2011. This increase in the Company’s average outstanding debt balance resulted from the completion of the Company’s recapitalization during the first quarter of 2012.

Provision for Income Taxes

Provision for income taxes decreased $2.5 million to $14.1 million in the first quarter of 2012, due primarily to a decrease in pre-tax income. The effective tax rate increased 2.4 percentage points to 40.4% during the first quarter of 2012, from 38.0% in the comparable period in 2011, driven primarily by a valuation allowance recorded on a deferred tax asset of approximately $0.9 million during the first quarter of 2012.

Summary of Recapitalization Expenses

The following table presents total recapitalization-related expenses incurred during the first quarter of 2012. These pre-tax expenses affect comparability between the periods presented for 2012 and 2011.

(in millions)	First Quarter of 2012
2012 recapitalization-related expenses:
General and administrative expenses (1)	$0.3
Additional interest expense (2)	10.2

Total of 2012 recapitalization-related expenses	$10.5

(1)	Primarily includes stock compensation expenses, payroll taxes related to the payments made to certain stock option holders, legal and professional fees incurred in connection with the recapitalization.
(2)	Primarily includes the write-off of deferred financing fees. Additionally, we incurred $2.1 million of interest expense on the 2007 borrowings subsequent to the closing of the 2012 Recapitalization but prior to the repayment of the 2007 borrowings, essentially paying interest on both the 2007 and 2012 facilities for a period of time.

In addition to the above fees and expenses and in connection with obtaining the asset-backed securitization financing facility, we recorded an additional $31.5 million of deferred financing costs as an asset in the consolidated balance sheet as of March 25, 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012 is expected to be amortized into interest expense over each of the next seven years.

Liquidity and Capital Resources

As of March 25, 2012, we had working capital of $11.5 million, excluding restricted cash and cash equivalents of $47.3 million, and including total unrestricted cash and cash equivalents of $214.7 million. Historically, we have operated with minimal positive working capital, or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with servicing our debt obligations, investing in our business and repurchasing our common stock, all of which are generally funded by ongoing cash flows from operations, also reduce our working capital amounts. As of March 25, 2012, we had approximately $25.5 million of restricted cash held for future principal and interest payments, $21.5 million of restricted cash held in a three month interest reserve as required by the related debt agreements and $0.3 million of other restricted cash, for a total of $47.3 million of restricted cash and cash equivalents.

On March 16, 2012, we announced that we had completed a recapitalization in which certain of our subsidiaries replaced the outstanding 2007 fixed rate notes and variable funding notes (the 2007 Notes) with new notes (the Notes) issued pursuant to an asset-backed securitization. The Notes consist of $1.575 billion of Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the Fixed Rate Notes) and $100 million of Series 2012-1 Variable Funding Senior Secured Notes, Class A-1 (the Variable Funding Notes). The Notes were issued in a private placement transaction by indirect, bankruptcy-remote subsidiaries that hold substantially all of our revenue-generating assets, excluding Company-owned stores. The Fixed Rate Notes have an anticipated maturity of seven years and a legal maturity of 30 years. The Variable Funding Notes have an anticipated maturity of five years, with an option for up to two one-year renewals (subject to certain minimum financial conditions), and a legal maturity of 30 years. The Variable Funding Notes were undrawn on the closing date.

The Fixed Rate Notes have scheduled principal payments of $17.7 million in 2012, $23.6 million in each of 2013 and 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. If we meet certain conditions, including a maximum leverage ratio of 4.5x total debt to EBITDA, we may elect to not make the scheduled principal payments. If the leverage ratio subsequently exceeds 4.5x, we must make up the payments we had elected not to make.

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage calculation, as defined in the related agreements. The Notes also include a financial covenant based on the achievement of a minimum amount of global retail sales. In the event that certain covenants are not met, the Notes may become due and payable on an accelerated schedule.

We used a portion of the proceeds from the 2012 Recapitalization to repay approximately $1.447 billion in outstanding principal under the 2007 Notes. The proceeds were also used to pay accrued interest on the 2007 Notes and transaction-related fees and expenses in connection with the 2012 Recapitalization and to fund a reserve account for the payment of interest on the Notes.

On March 16, 2012, our Board of Directors declared a $3.00 per share special cash dividend on the outstanding common stock totaling $171.1 million, which was paid on April 2, 2012 to stockholders of record at the close of business on March 26, 2012. Additionally, pursuant to the anti-dilution provisions in our underlying stock option plans, on April 2, 2012, we made a corresponding cash payment of approximately $13.5 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment totaling $3.00 per share. We will also pay out an estimated $2.4 million of cash in the future as certain performance-based restricted stock vests. The dividend and related dividend equivalent payments were funded by the remaining proceeds from the 2012 recapitalization and cash on hand. These anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit.

During the first quarter of 2012 and in connection with the 2012 Recapitalization, we incurred approximately $10.5 million of net expenses. Additionally, in connection with the 2012 Recapitalization, we recorded an additional $31.5 million of deferred financing costs as an asset in the consolidated balance sheet during the first quarter of 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012 is expected to be amortized into interest expense over each of the next seven years.

As of March 25, 2012, we had approximately $1.58 billion of long-term debt, of which $24.5 million was classified as a current liability. Additionally, as of March 25, 2012, we had borrowings of $60.3 million available under our $100.0 million Variable Funding Notes, net of letters of credit issued of $39.7 million. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the Variable Funding Notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. Our primary source of liquidity is cash flows from operations and availability of borrowings under our Variable Funding Notes.

We made no repurchases of our common stock in the first quarter of 2012. During the first quarter of 2011, we used cash of approximately $5.8 million for the repurchase and retirement of common stock under a Board of Directors approved open market share repurchase program. As of March 25, 2012, we had approximately $82.3 million remaining for future share repurchases under the current Board of Directors approved $200.0 million open market share repurchase program. We expect to continue to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the Variable Funding Notes) availability under the Variable Funding Notes to, among other things, repurchase shares under the current authorized program.

During the first quarter of 2012, we experienced an increase in both domestic and international same store sales versus the comparable period in the prior year. Additionally, our international business continued to grow stores in the first quarter of 2012 as our international store count surpassed the number of stores domestically. These factors have contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, ongoing cash flows from operations and available borrowings under the Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business, and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. Management believes its current unrestricted cash and cash equivalents balance and its expected ongoing cash flows from operations will be sufficient to fund operations for the foreseeable future. We did not have any material commitments for capital expenditures as of March 25, 2012.

Cash provided by operating activities was $20.2 million in the first quarter of 2012 and $27.8 million in the first quarter of 2011. The $7.6 million decrease was due primarily to a $7.2 million net change in operating assets and liabilities, due primarily to the timing of payments of current operating liabilities.

Cash provided by investing activities was $42.5 million in the first quarter of 2012 and $0.3 million in the first quarter of 2011. The $42.2 million increase was due primarily to a $44.6 million reduction in restricted cash and cash equivalents due primarily to the release of cash that was being held to support letters of credit. This was offset in part by a $2.7 million decrease in proceeds from the sale of assets, primarily as a result of the sale of Company-owned stores during 2011.

Cash provided by financing activities was $102.6 million in the first quarter of 2012 and $16.7 million in the first quarter of 2011. The $85.9 million increase was due primarily to $1.6 billion of proceeds from issuance of the 2012 debt facility offset by $1.4 billion of repayments of the 2007 debt facilities and $31.2 million of cash paid for financing costs, all of which resulted from our 2012 recapitalization.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations, our current unrestricted cash and cash equivalents and amounts available under the Variable Funding Notes will be more than adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the fixed rate notes and to service, extend or refinance the variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Forward-Looking Statements

This filing contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our operating performance, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of and our ability to refinance our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by us, and other food-industry competitors; the ongoing level of profitability of our franchisees; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. Except as required by applicable securities law, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. Management actively monitors this exposure when present. As of March 25, 2012, we had no outstanding variable funding note borrowings. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until March 2019. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

During the quarterly period ended March 25, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include, without limitation, workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Included in the matters described above, we are party to six employment practice cases, three casualty cases, and one patent case. We have established accruals for losses related to these cases which we believe are reasonable based upon our assessment of the current facts and circumstances, however, it is reasonably possible that our ultimate losses could exceed the amounts recorded by up to $4.0 million. The remaining cases described in the foregoing paragraph could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management’s opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

While we may occasionally be party to large claims, including class action suits, we do not believe that these matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended January 1, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (January 2, 2012 to January 29, 2012)	—	$—	—	$82,305,541
Period #2 (January 30, 2012 to February 26, 2012)	9,791	32.86	—	82,305,541
Period #3 (February 27, 2012 to March 25, 2012)	2,652	38.35	—	82,305,541

Total	12,443	$34.03	—	$82,305,541

(1)	Shares were purchased as part of the Company’s employee stock purchase discount plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

DOMINO’S PIZZA, INC.
(Registrant)

Date May 1, 2012	/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer