Form 10-Q
period 2012-06-17
DOMINOS PIZZA INC
filed 2012-07-24
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 17, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32242

Domino’s Pizza, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-2511577
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

30 Frank Lloyd Wright Drive Ann Arbor, Michigan	48106
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☐    No  ☒

As of July 17, 2012, Domino’s Pizza, Inc. had 56,703,553 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 17, 2012	January 1, 2012 (Note)
Assets
Current assets:
Cash and cash equivalents	$10,750	$50,292
Restricted cash and cash equivalents	59,631	92,612
Accounts receivable	85,521	87,200
Inventories	26,585	30,702
Prepaid expenses and other	21,677	13,177
Advertising fund assets, restricted	35,585	36,281
Deferred income taxes	14,753	16,579

Total current assets	254,502	326,843

Property, plant and equipment:
Land and buildings	24,330	23,714
Leasehold and other improvements	79,626	79,518
Equipment	176,118	171,726
Construction in progress	2,756	6,052

	282,830	281,010
Accumulated depreciation and amortization	(195,048)	(188,610)

Property, plant and equipment, net	87,782	92,400

Other assets:
Deferred financing costs	38,009	16,051
Goodwill	16,598	16,649
Capitalized software	8,873	8,176
Other assets	14,537	15,566
Deferred income taxes	4,318	4,858

Total other assets	82,335	61,300

Total assets	$424,619	$480,543

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$24,538	$904
Accounts payable	59,223	69,714
Insurance reserves	14,635	13,023
Advertising fund liabilities	35,585	36,281
Other accrued liabilities	67,615	77,253

Total current liabilities	201,596	197,175

Long-term liabilities:
Long-term debt, less current portion	1,548,570	1,450,369
Insurance reserves	20,357	21,334
Deferred income taxes	6,719	5,021
Other accrued liabilities	16,487	16,383

Total long-term liabilities	1,592,133	1,493,107

Stockholders’ deficit:
Common stock	568	577
Additional paid-in capital	—	—
Retained deficit	(1,367,275)	(1,207,915)
Accumulated other comprehensive loss	(2,403)	(2,401)

Total stockholders’ deficit	(1,369,110)	(1,209,739)

Total liabilities and stockholders’ deficit	$424,619	$480,543

Note: The balance sheet at January 1, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands, except per share data)	June 17, 2012	June 19, 2011	June 17, 2012	June 19, 2011
Revenues:
Domestic Company-owned stores	$73,911	$78,908	$151,526	$161,642
Domestic franchise	44,286	43,347	89,482	87,392
Domestic supply chain	209,297	215,500	423,428	432,067
International	48,630	47,178	96,276	93,018

Total revenues	376,124	384,933	760,712	774,119

Cost of sales:
Domestic Company-owned stores	55,669	62,287	114,947	127,870
Domestic supply chain	186,621	192,140	378,150	384,486
International	19,227	19,812	38,359	39,464

Total cost of sales	261,517	274,239	531,456	551,820

Operating margin	114,607	110,694	229,256	222,299
General and administrative	48,829	48,648	96,583	95,141

Income from operations	65,778	62,046	132,673	127,158
Interest income	52	74	206	153
Interest expense	(20,717)	(21,044)	(52,967)	(42,501)

Income before provision for income taxes	45,113	41,076	79,912	84,810
Provision for income taxes	17,018	15,828	31,075	32,451

Net income	$28,095	$25,248	$48,837	$52,359

Earnings per share:
Common stock – basic	$0.50	$0.42	$0.86	$0.87
Common stock – diluted	0.47	0.40	0.82	0.83

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 17,	June 19,	June 17,	June 19,
(In thousands, except per share data)	2012	2011	2012	2011
Net income	$28,095	$25,248	$48,837	$52,359
Other comprehensive income (loss), before tax:
Currency translation adjustment	(152)	(45)	(787)	(69)
Reclassification adjustment for losses included in net income	—	569	776	1,144

	(152)	524	(11)	1,075
Tax attributes of items in other comprehensive income (loss):
Currency translation adjustment	63	(276)	304	(523)
Reclassification adjustment for losses included in net income	—	(216)	(295)	(435)

	63	(492)	9	(958)

Other comprehensive income (loss), net of tax	(89)	32	(2)	117

Comprehensive income	$28,006	$25,280	$48,835	$52,476

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
(In thousands)	June 17, 2012	June 19, 2011
Cash flows from operating activities:
Net income	$48,837	$52,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,441	11,068
Gains on sale/disposal of assets	(148)	(1,637)
Amortization of deferred financing costs and other	10,489	1,696
Provision for deferred income taxes	4,040	8,738
Non-cash compensation expense	8,288	5,884
Tax impact from equity-based compensation	(7,265)	(11,487)
Other	232	1,435
Changes in operating assets and liabilities	(16,804)	(23,644)

Net cash provided by operating activities	58,110	44,412

Cash flows from investing activities:
Capital expenditures	(8,025)	(8,384)
Proceeds from sale of assets	1,172	3,650
Changes in restricted cash	32,981	5,738
Other	1,157	(224)

Net cash provided by investing activities	27,285	780

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,575,000	—
Repayments of long-term debt and capital lease obligations	(1,453,182)	(417)
Proceeds from issuance of common stock	—	574
Proceeds from exercise of stock options	2,088	22,570
Tax impact from equity-based compensation	7,265	11,487
Purchase of common stock	(36,867)	(47,313)
Tax payments for restricted stock upon vesting	(1,996)	(1,254)
Payments of common stock dividends and equivalents	(184,858)	—
Cash paid for financing costs	(31,613)	—

Net cash used in financing activities	(124,163)	(14,353)

Effect of exchange rate changes on cash and cash equivalents	(774)	(145)

Change in cash and cash equivalents	(39,542)	30,694
Cash and cash equivalents, at beginning of period	50,292	47,945

Cash and cash equivalents, at end of period	$10,750	$78,639

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 17, 2012

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 17, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2012.

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

	Fiscal Quarters Ended June 17, 2012 and June 19, 2011
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2012	$118,197	$229,302	$48,630	$(20,005)	$—	$376,124
2011	122,255	238,218	47,178	(22,718)	—	384,933
Income from operations –
2012	$39,486	$17,291	$23,633	N/A	$(14,632)	$65,778
2011	36,590	17,816	21,816	N/A	(14,176)	62,046
Segment Income –
2012	$40,859	$19,015	$23,567	N/A	$(8,551)	$74,890
2011	38,324	19,436	21,898	N/A	(9,287)	70,371

	Two Fiscal Quarters Ended June 17, 2012 and June 19, 2011
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2012	$241,008	$464,858	$96,276	$(41,430)	$—	$760,712
2011	249,034	478,379	93,018	(46,312)	—	774,119
Income from operations –
2012	$80,737	$34,412	$47,886	N/A	$(30,362)	$132,673
2011	75,551	35,983	43,265	N/A	(27,641)	127,158
Segment Income –
2012	$83,543	$37,850	$47,323	N/A	$(17,210)	$151,506
2011	78,063	39,324	42,760	N/A	(17,674)	142,473

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 17, 2012	June 19, 2011	June 17, 2012	June 19, 2011
Total Segment Income	$74,890	$70,371	$151,506	$142,473
Depreciation and amortization	(5,225)	(5,462)	(10,441)	(11,068)
Gains on sale/disposal of assets	111	13	148	1,637
Non-cash compensation expense	(3,998)	(2,876)	(8,288)	(5,884)
2012 recapitalization-related expenses	—	—	(252)	—

Income from operations	65,778	62,046	132,673	127,158
Interest income	52	74	206	153
Interest expense	(20,717)	(21,044)	(52,967)	(42,501)

Income before provision for income taxes	$45,113	$41,076	$79,912	$84,810

3.	Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 17, 2012	June 19, 2011	June 17, 2012	June 19, 2011
Net income available to common stockholders – basic and diluted	$28,095	$25,248	$48,837	$52,359

Basic weighted average number of shares	56,724,754	60,428,350	56,841,315	59,919,432

Earnings per share – basic	$0.50	$0.42	$0.86	$0.87

Diluted weighted average number of shares	59,449,449	63,226,096	59,565,656	62,808,625

Earnings per share – diluted	$0.47	$0.40	$0.82	$0.83

The denominator used in calculating diluted earnings per share for common stock for the second quarter and first two quarters of 2012 does not include 190,729 options to purchase common stock for each period, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for common stock for the second quarter of 2011 does not include 288,800 options to purchase common stock or 293,600 options to purchase common stock for the first two quarters of 2011, as the effect of including these options would have been anti-dilutive.

4.	Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the first two quarters of 2012.

			Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss

	Common Stock
	Shares	Amount
Balance at January 1, 2012	57,741,208	$577	$—	$(1,207,915)	$(2,401)

Net income	—	—	—	48,837	—
Common stock dividends and equivalents	—	—	(10,165)	(176,820)	—
Issuance of common stock, net	61,077	1	—	—	—
Common stock effectively repurchased for required employee withholding taxes	(60,063)	(1)	(1,995)	—	—
Purchase of common stock	(1,146,497)	(11)	(5,479)	(31,377)	—
Exercise of stock options	227,643	2	2,086	—	—
Tax impact from equity-based compensation	—	—	7,265	—	—
Non-cash compensation expense	—	—	8,288	—	—
Other comprehensive loss, net	—	—	—	—	(2)

Balance at June 17, 2012	56,823,368	$568	$—	$(1,367,275)	$(2,403)

5.	Open Market Share Repurchase Program

During the second quarter and first two quarters of 2012, the Company repurchased and retired 1,146,497 shares of common stock for a total of approximately $36.9 million under the Company’s $200.0 million open market share repurchase program. As of June 17, 2012, the Company had approximately $45.4 million remaining for future share repurchases under its open market share repurchase program. As of June 17, 2012, the Company had 56,823,368 shares of common stock outstanding. Subsequent to the second quarter of 2012, the Company repurchased and retired an additional 129,218 shares of common stock for a total cost of approximately $3.7 million. Additionally, in July 2012, the Board of Directors approved an increase to the Company’s open market share repurchase program, resulting in a total remaining authorized amount for additional share repurchases of $200.0 million.

During the second quarter of 2011, the Company repurchased and retired 1,747,885 shares of common stock for a total of approximately $41.4 million; and during the first two quarters of 2011, the Company repurchased and retired 2,105,490 shares of common stock for $47.3 million.

6.	Sale of Certain Company-Owned Stores

During the first two quarters of 2012, the Company sold its six remaining Company-owned stores in a certain market to a franchisee. In connection with the sale of these six stores, the Company recorded a minimal pre-tax gain on the sale of the related assets, which was net of a minimal reduction in goodwill. The gain was recorded in general and administrative expense in the Company’s condensed consolidated statements of income. This transaction will not have a material ongoing impact on the Company’s consolidated financial results.

During the first two quarters of 2011, the Company sold 26 Company-owned stores to a franchisee. In connection with the sale of these 26 stores, the Company recognized a pre-tax gain on the sale of the related assets of approximately $1.1 million, which was net of a reduction in goodwill of approximately $0.4 million. The gain was recorded in general and administrative expense in the Company’s condensed consolidated statements of income. This transaction will not have a material ongoing impact on the Company’s consolidated financial results.

7.	Income Taxes

During the first two quarters of 2012 and in connection with the sale of its six remaining Company-owned stores in a certain market to a franchisee, the Company recorded a deferred tax asset related to the capital loss that resulted from the write-off of the tax basis goodwill associated with the sold market. Management believes it is more likely than not that a portion of the deferred tax asset will not be realized and provided a valuation allowance of approximately $0.9 million. The valuation allowance was recorded as an increase to the provision for income taxes and increased the Company’s effective tax rate in the first two quarters of 2012. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax asset will be realized.

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

8.	Recapitalization

On March 16, 2012, the Company announced it had completed a recapitalization (the 2012 Recapitalization) in which certain of the Company’s subsidiaries replaced its outstanding 2007 fixed rate notes and variable funding notes (the 2007 Notes) with new notes (the Notes) issued pursuant to an asset-backed securitization. The Notes consist of $1.575 billion of Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the Fixed Rate Notes) and $100 million of Series 2012-1 Variable Funding Senior Secured Notes, Class A-1 (the Variable Funding Notes). The Notes were issued in a private placement transaction by indirect, bankruptcy-remote subsidiaries that hold substantially all of the Company’s revenue-generating assets, excluding Company-owned stores. The Notes are guaranteed by certain subsidiaries of the Company and secured by a security interest in substantially all of the assets of the Company, including royalty income from all domestic stores, domestic supply chain income, international income and intellectual property. The Fixed Rate Notes have an anticipated maturity of seven years and a legal maturity of 30 years. If the Fixed Rate Notes are not repaid in full by the anticipated repayment date, substantially all the cash generated by the Company less a specific amount allocated to the Company as a management fee must be used to pay down outstanding principal and interest that may be higher at that time. The Variable Funding Notes have an anticipated maturity of five years, with the option for up to two one-year renewals (subject to certain conditions, including a minimum debt service coverage ratio), and a legal maturity of 30 years. In addition, the Company may voluntarily prepay, in part or in full, the Fixed Rate Notes at any time, subject to certain make-whole interest obligations. The Variable Funding Notes were undrawn on the closing date.

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

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage calculation, as defined in the related agreements. The covenants, among other things, limit the ability of certain of the Company’s subsidiaries to declare dividends, make loans or advances or enter into transactions with affiliates. The Notes also include a financial covenant based on the achievement of a minimum amount of global retail sales. In the event that certain covenants are not met, the Notes may become due and payable on an accelerated schedule. As of June 17, 2012 the Company was in compliance with all debt covenants.

The Company used a portion of the proceeds from the 2012 Recapitalization to repay approximately $1.447 billion in outstanding principal under the 2007 Notes. The proceeds were also used to pay accrued interest on the 2007 Notes and transaction-related fees and expenses in connection with the 2012 Recapitalization and to fund a reserve account for the payment of interest on the Notes.

On March 16, 2012, the Company’s Board of Directors declared a $3.00 per share special cash dividend on its outstanding common stock totaling $171.1 million, which was paid on April 2, 2012 to stockholders of record at the close of business on March 26, 2012. Additionally, pursuant to the anti-dilution provisions in the Company’s underlying stock option plans, on April 2, 2012, the Company made a corresponding cash payment of approximately $13.5 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment for amounts totaling $3.00 per share. The Company also accrued an estimated $2.4 million for payments to be made as certain performance-based restricted stock grants vest. The dividend and related dividend equivalent payments were funded by the remaining proceeds from the 2012 Recapitalization and cash on hand. These anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit. As of June 17, 2012, total cash paid for common stock dividends and related anti-dilution equivalent payments was approximately $184.9 million and the total estimated liability recorded for future cash payments on certain performance-based restricted stock was approximately $2.1 million. Of the total amount of $187.0 million recorded for common stock dividends and related anti-dilution payments, $10.2 million was recorded as a reduction of additional paid-in capital and $176.8 million was recorded as an increase in retained deficit.

During the first two quarters of 2012 and in connection with the 2012 Recapitalization, the Company incurred approximately $10.5 million of net expenses. This consisted primarily of $8.1 million of net write-offs of deferred financing fees and interest rate swap related to the extinguished debt. The Company also incurred $2.1 million of interest expense on the 2007 borrowings subsequent to the closing of the 2012 Recapitalization but prior to the repayment of the 2007 borrowings, essentially paying interest on both the 2007 and 2012 facilities for a short period of time. Further, the Company incurred $0.3 million of other net 2012 Recapitalization-related general and administrative expenses, including stock compensation expenses, payroll taxes related to the payments made to certain stock option holders and legal and professional fees incurred in connection with the 2012 Recapitalization.

In connection with the 2012 Recapitalization, the Company recorded an additional $32.4 million of deferred financing costs as an asset in the consolidated balance sheet during the first two quarters of 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012, is expected to be amortized into interest expense over each of the next seven years.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at June 17, 2012 and January 1, 2012:

	At June 17, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$3,575	$3,575	$—	$—
Restricted cash equivalents	50,536	50,536	—	—
Investments in marketable securities	1,869	1,869	—	—

	At January 1, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$41,699	$41,699	$—	$—
Restricted cash equivalents	34,117	34,117	—	—
Investments in marketable securities	1,538	1,538	—	—

At June 17, 2012, management estimates that the approximately $1.569 billion in principal amount of outstanding Fixed Rate Notes had a fair value of approximately $1.641 billion, and at January 1, 2012 the approximately $1.311 billion in principal amount of senior Fixed Rate Notes had a fair value of approximately $1.316 billion. Additionally, the $76.1 million in principal amount of subordinated Fixed Rate Notes had a fair value of approximately $76.3 million at January 1, 2012. The fixed rate notes are classified as a Level 2 measurement, as the Company estimated the fair value amount by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented here are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2012 second quarter referenced herein represents the twelve-week period ended June 17, 2012, while the 2011 second quarter represents the twelve-week period ended June 19, 2011. The 2012 first two quarters referenced herein represents the twenty-four week period ended June 17, 2012, while the 2011 first two quarters represents the twenty-four week period ended June 19, 2011.

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

Our financial results are driven largely by retail sales at our franchise and Company-owned stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees as well as Company-owned store and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the results of our marketing promotions, our ability to execute our store operating model, the overall global economic environment and the success of our business strategies.

The information below is based on reported consumer spending obtained by The NPD Group’s CREST® report from consumer surveys.

From 2001 to 2011, the U.S. quick service restaurant pizza industry in which Domino’s Pizza competes has grown from $29.7 billion to $32.4 billion. We participate primarily in two segments of this industry, the delivery and carry out segments. During this ten year period, the delivery segment declined from $11.2 billion in 2001 to $9.8 billion in 2011. However, the delivery segment has increased slightly over the past three years, going from $9.7 billion in 2009 to $9.8 billion in 2011. From 2001 to 2011, the carry out segment grew from $10.9 billion in 2001 to $14.3 billion in 2011. Additionally, in the past three years the carry out segment grew from $13.3 billion in 2009 to $14.3 billion in 2011. We are the market share leader in the delivery segment and the third largest in carry out, a segment we have been focused on growing.

	Second Quarter of 2012		Second Quarter of 2011		First Two Quarters of 2012		First Two Quarters of 2011
Global retail sales growth	+4.3%		+14.5%		+5.2%		+11.3%

Same store sales growth:
Domestic Company-owned stores	+0.3%		+5.3%		+1.0%		+1.3%
Domestic franchise stores	+1.9%		+4.8%		+2.0%		+1.6%

Domestic stores	+1.7%		+4.8%		+1.9%		+1.6%

International stores	+5.7%		+7.4%		+5.2%		+7.9%

Store counts (at end of period):
Domestic Company-owned stores	387		427
Domestic franchise stores	4,514		4,467

Domestic stores	4,901		4,894
International stores	5,023		4,542

Total stores	9,924		9,436

Income statement data:
Total revenues	$376.1	100.0%	$384.9	100.0%	$760.7	100.0%	$774.1	100.0%
Cost of sales	261.5	69.5%	274.2	71.2%	531.5	69.9%	551.8	71.3%
General and administrative	48.8	13.0%	48.6	12.6%	96.6	12.7%	95.1	12.3%

Income from operations	65.8	17.5%	62.0	16.2%	132.7	17.4%	127.2	16.4%
Interest expense, net	(20.7)	(5.5)%	(21.0)	(5.5)%	(52.8)	(6.9)%	(42.3)	(5.4)%

Income before provision for income taxes	45.1	12.0%	41.1	10.7%	79.9	10.5%	84.8	11.0%
Provision for income taxes	17.0	4.5%	15.8	4.1%	31.1	4.1%	32.5	4.2%

Net income	$28.1	7.5%	$25.2	6.6%	$48.8	6.4%	$52.4	6.8%

During the second quarter and first two quarters of 2012, we continued our focus on promotions to improve store level profitability for our franchise and Company-owned stores. While we have experienced slight decreases in order counts during this timeframe, we are pleased with the increases in domestic same store sales comparisons and encouraged by our franchisees’ reported profitability and Company-owned stores improved unit-level economics. We believe that our product platforms combined with our innovative and effective advertising campaign, continued focus on operational excellence and new technology, such as the U.S. launch of our Android mobile application in the first quarter of 2012, contributed to the growth in our income from operations during the second quarter and the first two quarters of 2012. Internationally, we produced strong store count growth and same store sales growth. We also believe the strong store-level earnings continue to incentivize the international franchisees to build new stores.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 4.3% in the second quarter of 2012, and increased 5.2% in the first two quarters of 2012. These increases were driven primarily by international and domestic same store sales growth, as well as an increase in our worldwide franchise store counts during the trailing four quarters, offset in part by the negative impact of foreign currency exchange rates. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our new products and promotions. International same store sales growth reflected continued strong performance in the markets where we compete.

Revenues decreased $8.8 million, down 2.3% in the second quarter of 2012, and decreased $13.4 million, down 1.7% in the first two quarters of 2012. These decreases were primarily due to lower Company-owned store revenues resulting from the sale of 58 Company-owned stores to multiple franchisees during 2011, lower domestic supply chain revenues resulting from lower volumes, lower cheese prices and the negative impact on international royalties of changes in foreign currency exchange rates. These decreases were offset in part by higher dough and other commodity prices, higher international revenues attributable to same store sales and store count growth and higher domestic franchise revenues due to an increase in same store sales and store count growth. These changes in revenues are described in more detail below.

Income from operations increased $3.8 million, up 6.0% in the second quarter of 2012, and increased $5.5 million, up 4.3% in the first two quarters of 2012. These increases were driven primarily by higher royalty revenues from both domestic and international franchise stores and higher domestic Company-owned store margins. These increases were offset, in part, by lower domestic supply chain operating margins and the negative impact of the changes in foreign currency exchange rates.

Net income increased $2.9 million, up 11.3% in the second quarter of 2012, and decreased $3.6 million, down 6.7% in the first two quarters of 2012. The second quarter increase was driven by domestic and international same store sales growth, international store growth and higher domestic Company-owned store margins and was negatively impacted by lower supply chain margins. The decrease in the first two quarters was primarily due to approximately $10.5 million of net pre-tax expenses incurred in connection with the Company’s recapitalization (the 2012 Recapitalization), including the write-offs of deferred financing fees and interest rate swap related to the extinguished debt, interest expense incurred on the 2007 debt subsequent to the closing of the 2012 Recapitalization, and other expenses including stock compensation expenses, payroll taxes related to the dividend equivalent payments made to certain stock option holders and legal and professional fees. Additionally, net income was negatively impacted by a valuation allowance recorded on a deferred tax asset of approximately $0.9 million during the first quarter of 2012. Further, net income for the first two quarters of 2012 was positively impacted by domestic and international same store sales growth, international store growth and higher domestic Company-owned store margins and was negatively impacted by lower supply chain margins.

Revenues

	Second Quarter of 2012		Second Quarter of 2011		First Two Quarters of 2012		First Two Quarters of 2011
Domestic Company-owned stores	$73.9	19.7%	$78.9	20.5%	$151.5	19.9%	$161.6	20.9%
Domestic franchise	44.3	11.8%	43.3	11.3%	89.5	11.8%	87.4	11.3%
Domestic supply chain	209.3	55.6%	215.5	56.0%	423.4	55.7%	432.1	55.8%
International	48.6	12.9%	47.2	12.2%	96.3	12.7%	93.0	12.0%

Total revenues	$376.1	100.0%	$384.9	100.0%	$760.7	100.0%	$774.1	100.0%

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

Domestic Stores Revenues

	Second Quarter of 2012		Second Quarter of 2011		First Two Quarters of 2012		First Two Quarters of 2011
Domestic Company-owned stores	$73.9	62.5%	$78.9	64.5%	$151.5	62.9%	$161.6	64.9%
Domestic franchise	44.3	37.5%	43.3	35.5%	89.5	37.1%	87.4	35.1%

Domestic stores	$118.2	100.0%	$122.3	100.0%	$241.0	100.0%	$249.0	100.0%

Domestic stores revenues decreased $4.1 million, down 3.3% in the second quarter of 2012, and decreased $8.0 million, down 3.2% in the first two quarters of 2012. These decreases were due primarily to lower Company-owned store revenues resulting from the sale of 58 Company-owned stores to multiple franchisees during 2011 and were offset in part by higher domestic Company-owned and franchise same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $5.0 million, down 6.3% in the second quarter of 2012, and decreased $10.1 million, down 6.3% in the first two quarters of 2012. These decreases were due to fewer Company-owned stores being open during 2012, primarily as a result of the sale of 58 Company-owned stores to multiple franchisees during 2011. These decreases were partially offset by higher same store sales during the second quarter and first two quarters of 2012. Domestic Company-owned same store sales increased 0.3% in the second quarter of 2012, and increased 1.0% in the first two quarters of 2012. This compared to an increase of 5.3% in the second quarter of 2011, and an increase of 1.3% in the first two quarters of 2011. There were 387 Company-owned stores in operation at the end of the second quarter of 2012, versus 427 at the end of the second quarter of 2011.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $1.0 million, up 2.2% in the second quarter of 2012, and increased $2.1 million, up 2.4% in the first two quarters of 2012. These increases were due primarily to higher domestic franchise same store sales and an increase in the average number of domestic franchise stores open during 2012. Domestic franchise same store sales increased 1.9% in the second quarter of 2012, and increased 2.0% in the first two quarters of 2012. This compared to an increase of 4.8% in the second quarter of 2011, and increased 1.6% in the first two quarters of 2011. There were 4,514 domestic franchise stores in operation at the end of the second quarter of 2012, versus 4,467 at the end of the second quarter of 2011.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations decreased $6.2 million, down 2.9% in the second quarter of 2012, and decreased $8.7 million, down 2.0% in the first two quarters of 2012. These decreases were due primarily to lower volumes as a result of lower order counts at the store level, a change in the mix of products sold and a decrease in cheese prices. These decreases were partially offset by higher dough costs and other commodity prices. Order counts decreased in the second quarter and first two quarters of 2012 due to promotions focused on side items and premium pizzas which were designed to, and did, improve franchise store profitability. The published cheese block price-per-pound averaged $1.52 in both the second quarter and first two quarters of 2012, down from $1.68 in both of the comparable periods in 2011. We estimate that these decreases in cheese block prices resulted in approximately a $2.0 million decrease in domestic supply chain revenues during the second quarter of 2012, and a $4.8 million decrease in revenues in the first two quarters of 2012.

International Revenues

	Second Quarter of 2012		Second Quarter of 2011		First Two Quarters of 2012		First Two Quarters of 2011
International royalty and other	$26.9	55.5%	$24.9	52.8%	$53.0	55.1%	$48.6	52.3%
International supply chain	21.7	44.5%	22.3	47.2%	43.3	44.9%	44.4	47.7%

International	$48.6	100.0%	$47.2	100.0%	$96.3	100.0%	$93.0	100.0%

International revenues primarily consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $1.4 million, up 3.1% in the second quarter of 2012, and $3.3 million, up 3.5% in the first two quarters of 2012. These increases were due to higher international royalty and other revenues, as discussed below.

Revenues from international royalties and other revenues increased $2.0 million, up 8.0% in the second quarter of 2012, and increased $4.4 million, up 9.0% in the first two quarters of 2012. These increases were primarily due to higher same store sales and more international stores being open during 2012, offset in part by the negative impact of changes in foreign currency exchange rates of approximately $1.7 million in the second quarter of 2012 and approximately $2.4 million in the first two quarters of 2012. On a constant dollar basis (which excludes the impact of foreign currency exchange rates), same store sales increased 5.7% in the second quarter of 2012, and 5.2% in the first two quarters of 2012. This compared to an increase of 7.4% in the second quarter of 2011, and 7.9% in the first two quarters of 2011. On a historical dollar basis (which includes the impact of foreign currency exchange rates), same store sales decreased 0.7% in the second quarter of 2012, and increased 1.1% in the first two quarters of 2012. This compared to an increase of 17.7% in the second quarter of 2011, and 15.3% in the first two quarters of 2011. The variance in our same store sales on a constant dollar basis versus a historical dollar basis in 2012 was caused by the stronger U.S. dollar when compared to the currencies in the international markets in which we compete. There were 5,023 international stores in operation at the end of the second quarter of 2012, compared to 4,542 at the end of the second quarter of 2011.

Revenues from international supply chain operations decreased $0.6 million, down 2.8% in the second quarter of 2012, and decreased $1.1 million, down 2.5% in the first two quarters of 2012. The decrease in the second quarter was due primarily to the negative impact of foreign currency exchange rates of approximately $0.8 million. The decrease for the first two quarters was due primarily to lower volumes and the negative impact of foreign currency exchange rates of approximately $0.3 million.

Cost of Sales / Operating Margin

	Second Quarter of 2012		Second Quarter of 2011		First Two Quarters of 2012		First Two Quarters of 2011
Consolidated revenues	$376.1	100.0%	$384.9	100.0%	$760.7	100.0%	$774.1	100.0%
Consolidated cost of sales	261.5	69.5%	274.2	71.2%	531.5	69.9%	551.8	71.3%

Consolidated operating margin	$114.6	30.5%	$110.7	28.8%	$229.3	30.1%	$222.3	28.7%

Consolidated cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $3.9 million, up 3.5% in the second quarter of 2012, and increased $7.0 million, up 3.1% in the first two quarters of 2012. These increases in the consolidated operating margins were due primarily to higher domestic and international franchise revenues and higher margins at our Company-owned stores. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the consolidated operating margin. These increases were offset, in part by lower margins in our domestic supply chain business as described in more detail below.

As a percentage of revenues, the consolidated operating margin increased 1.7 percentage points in the second quarter of 2012, and increased 1.4 percentage points in the first two quarters of 2012. These increases were due primarily to a change in our mix of revenues, higher Company-owned stores operating margins and lower cheese prices.

As indicated above, the consolidated operating margin as a percentage of revenues was positively impacted by lower cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2012 average cheese prices had been in effect during 2011, the impact on supply chain margins would have caused the consolidated operating margin for the second quarter of 2011 to be approximately 28.9% of total revenues versus the reported 28.8% and approximately 28.9% of total revenues for the first two quarters of 2011 versus the reported 28.7%. However, the dollar margins for those same periods would have been unaffected.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Second Quarter of 2012		Second Quarter of 2011		First Two Quarters of 2012		First Two Quarters of 2011
Revenues	$73.9	100.0%	$78.9	100.0%	$151.5	100.0%	$161.6	100.0%
Cost of sales	55.7	75.3%	62.3	78.9%	114.9	75.9%	127.9	79.1%

Store operating margin	$18.2	24.7%	$16.6	21.1%	$36.6	24.1%	$33.8	20.9%

The domestic Company-owned store operating margin increased $1.6 million, up 9.8% in the second quarter of 2012, and increased $2.8 million, up 8.3% in the first two quarters of 2012. The margin increases in both the second quarter and first two quarters of 2012 were due primarily to lower food costs, lower labor and related expenses, and higher same store sales. The sale of 58 Company-owned stores to multiple franchisees in 2011 had a slightly positive impact on the domestic Company-owned stores operating margin.

As a percentage of store revenues, the store operating margin increased 3.6 percentage points in the second quarter of 2012, and increased 3.2 percentage points in the first two quarters of 2012.

As a percentage of store revenues, food costs decreased 1.8 percentage points to 26.4% in the second quarter of 2012, and decreased 1.7 percentage points in the first two quarters of 2012. These decreases were due primarily to the positive impact of a higher average customer price paid per order and lower cheese prices, offset in part by higher dough costs. The cheese block price per pound averaged $1.52 in the both the second quarter and first two quarters of 2012. This compared to $1.68 in both the second quarter and first two quarters of 2011.

As a percentage of store revenues, labor and related costs decreased 0.8 percentage points to 28.3% in the second quarter of 2012, and decreased 1.0 percentage points to 28.5% in the first two quarters of 2012. These decreases were due primarily to the positive impact of a higher average customer price paid per order during the second quarter and first two quarters of 2012.

As a percentage of store revenues, occupancy costs (which include rent, telephone, utilities and depreciation) decreased 0.7 percentage points to 9.3% in the second quarter of 2012, and decreased 0.8 percentage points to 9.3% in the first two quarters of 2012. These decreases were due to lower utilities and depreciation costs per store during each of the first two quarters of 2012.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	Second Quarter of 2012		Second Quarter of 2011		First Two Quarters of 2012		First Two Quarters of 2011
Revenues	$209.3	100.0%	$215.5	100.0%	$423.4	100.0%	$432.1	100.0%
Cost of sales	186.6	89.2%	192.1	89.2%	378.2	89.3%	384.5	89.0%

Supply Chain operating margin	$22.7	10.8%	$23.4	10.8%	$45.3	10.7%	$47.6	11.0%

The domestic supply chain operating margin decreased $0.7 million, down 2.9% in the second quarter of 2012, and decreased $2.3 million, down 4.8% in the first two quarters of 2012. These decreases were due primarily to lower volumes resulting from lower order counts and a change in mix of products sold.

As a percentage of supply chain revenues, the supply chain operating margin remained flat in the second quarter of 2012, and decreased 0.3 percentage points in the first two quarters of 2012 as compared to the prior year periods. These changes were due primarily to lower volumes, offset by lower cheese costs. Decreases in certain food prices have a positive effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2012 cheese prices been in effect during 2011, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.9% for the second quarter of 2011 and approximately 11.1% for the first two quarters of 2011. This was versus the reported 10.8% in the second quarter of 2011 and 11.0% in the first two quarters of 2011. However, the dollar margins for those same periods would have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $0.2 million, up 0.4% in the second quarter of 2012, and increased $1.5 million, up 1.5% in the first two quarters of 2012. The first two quarters of 2012 were negatively impacted by approximately $1.7 million of pre-tax gains recorded on the sale of certain Company-owned operations in 2011 that did not recur in 2012. Additionally, approximately $0.3 million of recapitalization-related expenses that were included in the first quarter of 2012 negatively impacted the year-over-year comparison. Excluding these items, general and administrative expenses decreased $0.5 million in the first two quarters of 2012.

Interest Expense

Interest expense decreased $0.3 million to $20.7 million in the second quarter of 2012, and increased $10.5 million to $53.0 million in the first two quarters of 2012. The decrease in second quarter of 2012 was due primarily to a lower average interest rate as a result of the 2012 Recapitalization in the first quarter of 2012. The increase in the first two quarters of 2012 was due primarily to approximately $10.2 million of expenses incurred in the first quarter of 2012 related to the 2012 Recapitalization, including $8.1 million of write-offs of deferred financing fees and the interest rate swap related to the extinguished debt and $2.1 million of interest expense that was incurred on the 2007 debt subsequent to the closing of the 2012 Recapitalization but prior to the repayment of the 2007 debt.

The Company’s cash borrowing rate decreased 0.5 percentage points to 5.4% during the second quarter of 2012, and decreased 0.2 percentage points to 5.7% in the first two quarters of 2012. The Company’s average outstanding debt balance, excluding capital lease obligations, increased to $1.6 billion in both the second quarter and first two quarters of 2012 compared to $1.4 billion in both the second quarter and first two quarters of 2011. The decreases in the Company’s cash borrowing rate and the increases in the Company’s average outstanding debt balances resulted from the completion of the 2012 Recapitalization during the first quarter of 2012.

Provision for Income Taxes

Provision for income taxes increased $1.2 million to $17.0 million in the second quarter of 2012 due primarily to higher pre-tax income. The effective tax rate decreased to 37.7% in the second quarter of 2012, from 38.5% in the second quarter of 2011 due in part to the positive impact of wage credits.

Provision for income taxes decreased $1.4 million in the first two quarters of 2012, due primarily to lower pre-tax income. The effective tax rate increased to 38.9% in the first two quarters of 2012, from 38.3% in the first two quarters of 2011, driven primarily by a valuation allowance recorded on a deferred tax asset of approximately $0.9 million during the first quarter of 2012 and offset in part by the positive impact of wage credits.

Summary of Recapitalization Expenses

The following table presents total recapitalization-related expenses incurred during the first two quarters of 2012. These pre-tax expenses affect comparability between the periods presented for 2012 and 2011.

(in millions)	First Two Quarters of 2012
2012 Recapitalization-related expenses:
General and administrative expenses (1)	$0.3
Additional interest expense (2)	10.2

Total of 2012 Recapitalization-related expenses	$10.5

(1)	Primarily includes stock compensation expenses, payroll taxes related to the payments made to certain stock option holders, legal and professional fees incurred in the first quarter in connection with the 2012 Recapitalization.
(2)	Primarily includes the write-off of deferred financing fees. Additionally, we incurred $2.1 million of interest expense on the 2007 borrowings subsequent to the closing of the 2012 Recapitalization but prior to the repayment of the 2007 borrowings, essentially paying interest on both the 2007 and 2012 facilities for a period of time.

In addition to the above fees and expenses and in connection with obtaining the asset-backed securitization financing facility, we recorded an additional $32.4 million of deferred financing costs as an asset in the consolidated balance sheet as of June 17, 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012 is expected to be amortized into interest expense over each of the next seven years.

Liquidity and Capital Resources

As of June 17, 2012, we had negative working capital of $6.7 million, excluding restricted cash and cash equivalents of $59.6 million, and including unrestricted cash and cash equivalents of $10.8 million. Historically, we have operated with minimal positive working capital, or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with servicing our debt obligations, investing in our business and repurchasing our common stock, all of which are generally funded by ongoing cash flows from operations, also reduce our working capital amounts. As of June 17, 2012, we had approximately $37.9 million of restricted cash held for future principal and interest payments, $21.5 million of restricted cash held in a three month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash, for a total of $59.6 million of restricted cash and cash equivalents.

On March 16, 2012, we announced that we had completed the 2012 Recapitalization in which certain of our subsidiaries replaced the outstanding 2007 fixed rate notes and variable funding notes (the 2007 Notes) with new notes (the Notes) issued pursuant to an asset-backed securitization. The Notes consist of $1.575 billion of Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the Fixed Rate Notes) and $100 million of Series 2012-1 Variable Funding Senior Secured Notes, Class A-1 (the Variable Funding Notes). The Notes were issued in a private placement transaction by indirect, bankruptcy-remote subsidiaries that hold substantially all of our revenue-generating assets, excluding Company-owned stores. The Fixed Rate Notes have an anticipated maturity of seven years and a legal maturity of 30 years. The Variable Funding Notes have an anticipated maturity of five years, with an option for up to two one-year renewals (subject to certain minimum financial conditions), and a legal maturity of 30 years. The Variable Funding Notes were undrawn on the closing date.

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

On March 16, 2012, our Board of Directors declared a $3.00 per share special cash dividend on the outstanding common stock totaling $171.1 million, which was paid on April 2, 2012 to stockholders of record at the close of business on March 26, 2012. Additionally, pursuant to the anti-dilution provisions in our underlying stock option plans, on April 2, 2012, we made a corresponding cash payment of approximately $13.5 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment totaling $3.00 per share. We also accrued an estimated $2.4 million for payments to be made as certain performance-based restricted stock grants vest. The dividend and related dividend equivalent payments were funded by the remaining proceeds from the 2012 Recapitalization and cash on hand. These anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit. As of June 17, 2012, total cash paid for common stock dividends and related anti-dilution equivalent payments was approximately $184.9 million and the total estimated liability recorded for future cash payments on certain performance-based restricted stock was approximately $2.1 million.

During the first two quarters of 2012 and in connection with the 2012 Recapitalization, we incurred approximately $10.5 million of net expenses. Additionally, in connection with the 2012 Recapitalization, we recorded an additional $32.4 million of deferred financing costs as an asset in the consolidated balance sheet during the first two quarters of 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012 is expected to be amortized into interest expense over each of the next seven years.

As of June 17, 2012, we had approximately $1.57 billion of long-term debt, of which $24.5 million was classified as a current liability. Additionally, as of June 17, 2012, we had borrowings of $60.3 million available under our $100.0 million Variable Funding Notes, net of letters of credit issued of $39.7 million. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the Variable Funding Notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. Our primary source of liquidity is cash flows from operations and availability of borrowings under our Variable Funding Notes.

During the second quarter and first two quarters of 2012, the Company used cash of approximately $36.9 million for the repurchase and retirement of common stock under its open market share repurchase program. As of June 17, 2012, we had approximately $45.4 million remaining for future share repurchases under the current Board of Directors approved $200.0 million open market share repurchase program. Subsequent to the second quarter of 2012, the Company repurchased and retired an additional 129,218 shares of common stock for a total of approximately $3.7 million. Additionally, in July 2012, the Board of Directors approved an increase to the Company’s open market share repurchase program resulting in a total remaining authorized amount for additional share repurchases of $200.0 million. We expect to continue to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the Variable Funding Notes) availability under the Variable Funding Notes to, among other things, repurchase shares under the current authorized program.

During the first two quarters of 2012, we experienced increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international business continued to grow stores in the first two quarters of 2012 as our international store count surpassed the number of stores domestically. These factors have contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, ongoing cash flows from operations and available borrowings under the Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business, and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. Management believes its current unrestricted cash and cash equivalents balance and its expected ongoing cash flows from operations will be sufficient to fund operations for the foreseeable future. We did not have any material commitments for capital expenditures as of June 17, 2012.

Cash provided by operating activities was $58.1 million in the first two quarters of 2012 and $44.4 million in the first two quarters of 2011. The $13.7 million increase was due primarily to a $6.9 million increase in net income, excluding non-cash adjustments versus the prior year period, resulting primarily from our improved operating performance. Cash provided by operating activities was also positively impacted by a $6.8 million decreased use of cash attributable to changes in operating assets and liabilities primarily resulting from the timing of payments of current operating liabilities.

Cash provided by investing activities was $27.3 million in the first two quarters of 2012 and $0.8 million in the first two quarters of 2011. The $26.5 million increase was due primarily to a $27.2 million decrease in restricted cash and cash equivalents due primarily to lower restricted cash reserve requirements as a result of the 2012 Recapitalization. This was offset in part by a $2.5 million decrease in proceeds from the sale of assets, primarily as a result of the sale of Company-owned stores during 2011.

Cash used in financing activities was $124.2 million in the first two quarters of 2012 and $14.4 million in the first two quarters of 2011. The $109.8 million increase in the use of cash was due primarily to $1.6 billion of proceeds from issuance of the 2012 debt facility offset in part by $1.4 billion of repayments of the 2007 debt facilities, $184.9 million dividend and equivalent payments and $31.6 million of cash paid for financing costs, all of which resulted from our 2012 Recapitalization.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations, our current unrestricted cash and cash equivalents and amounts available under the Variable Funding Notes will be more than adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the fixed rate notes and to service, extend or refinance the variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Forward-Looking Statements

This filing contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our operating performance, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of and our ability to refinance our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by us, and other food-industry competitors; the ongoing level of profitability of our franchisees; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K and this quarterly report on Form 10-Q for the quarter ended June 17, 2012. Except as required by applicable securities law, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. Management actively monitors this exposure when present. As of June 17, 2012, we had no outstanding variable funding note borrowings. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until January 2019. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Total revenues of approximately 12.9% in the second quarter of 2012, 12.3% in the second quarter of 2011, 12.7% in the first two quarters of 2012 and 12.0% in the first two quarters of 2011 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $3.9 million in the first two quarters of 2012.

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

During the quarterly period ended June 17, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following risk factors , which have been updated to reflect our 2012 Recapitalization, should be read in conjunction with the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended January 1, 2012.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We generally operate with a substantial amount of indebtedness and are highly leveraged. As of June 17, 2012, our consolidated long-term indebtedness was approximately $1.6 billion. Under the terms of the securitized debt agreements we may also incur additional debt. Our substantial indebtedness could have important consequences to our business and our shareholders. For example, it could:

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

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our variable funding notes in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed. While we have a variable funding senior revolving notes facility, the facility has a five year term and failure to extend or refinance the facility would subsequently reduce our liquidity.

The terms of our securitized debt financing of certain of our wholly-owned subsidiaries have restrictive terms and our failure to comply with any of these terms could put us in default, which would have an adverse effect on our business and prospects.

Unless and until we repay all outstanding borrowings under our securitized debt, we will remain subject to the restrictive terms of these borrowings. The securitized debt, under which certain of our wholly-owned subsidiaries issued and guaranteed senior and fixed rate notes and variable funding senior revolving notes, contain a number of covenants, with the most significant financial covenant being a debt service coverage calculation. These covenants limit the ability of certain of our subsidiaries to, among other things:

•	sell assets;

•	alter the business we conduct;

•	engage in mergers, acquisitions and other business combinations;

•	declare dividends or redeem or repurchase capital stock;

•	incur, assume or permit to exist additional indebtedness or guarantees;

•	make loans and investments;

•	incur liens; and

•	enter into transactions with affiliates.

The securitized debt also requires us to maintain a specified financial ratio at the end of each fiscal quarter. These restrictions could affect our ability to pay dividends or repurchase shares of our common stock. Our ability to meet this financial ratio can be affected by events beyond our control, and we may not satisfy such a test. A breach of this covenant could result in a rapid amortization event or default under the securitized debt. If amounts owed under the securitized debt are accelerated because of a default under the securitized debt and we are unable to pay such amounts, the noteholders have the right to assume control of substantially all of the securitized assets.

During the seven-year term following issuance, the senior notes will accrue interest at a fixed rate of 5.216% per year. Additionally, the senior notes have scheduled principal payments of $17.7 million in 2012, $23.6 million in each of 2013 and 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. If we meet certain conditions, including a maximum leverage ratio of 4.5x total debt to EBITDA, we may elect to not make the scheduled principal payments. If the leverage ratio subsequently exceeds 4.5x, we must make up the payments we had elected not to make.

If we are unable to refinance or repay amounts under the securitized debt prior to the expiration of the seven-year term, our cash flow would be directed to the repayment of the securitized debt and, other than a weekly management fee sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #4 (March 26, 2012 to April 22, 2012)	2,835	$36.99	—	$82,305,541
Period #5 (April 23, 2012 to May 20, 2012)	915,270	32.88	910,682	52,367,392
Period #6 (May 21, 2012 to June 17, 2012)	238,687	29.37	235,815	45,440,584

Total	1,156,792	$32.17	1,146,497	$45,440,584

(1)	Shares were purchased as part of the Company’s employee stock purchase discount plan.
(2)	Shares were purchased as part of the publicly announced $200.0 million share repurchase program, which was approved by the Company’s Board of Directors in July 2011. Subsequent to the second quarter, the Board of Directors approved an increase to the Company’s open market share repurchase program resulting in a total remaining authorized amount for additional share repurchases of $200.0 million.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification by J. Patrick Doyle pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Michael T. Lawton pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by J. Patrick Doyle pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Michael T. Lawton pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC.
(Registrant)

Date:	July 24, 2012	/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer