Form 10-Q
period 2012-09-09
DOMINOS PIZZA INC
filed 2012-10-16
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 9, 2012

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

As of October 9, 2012, Domino’s Pizza, Inc. had 56,767,296 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 9, 2012	January 1, 2012 (Note)
Assets
Current assets:
Cash and cash equivalents	$34,550	$50,292
Restricted cash and cash equivalents	60,918	92,612
Accounts receivable	86,762	87,200
Inventories	26,762	30,702
Prepaid expenses and other	13,598	13,177
Advertising fund assets, restricted	35,653	36,281
Deferred income taxes	13,884	16,579

Total current assets	272,127	326,843

Property, plant and equipment:
Land and buildings	24,441	23,714
Leasehold and other improvements	79,961	79,518
Equipment	173,654	171,726
Construction in progress	2,064	6,052

	280,120	281,010
Accumulated depreciation and amortization	(193,582)	(188,610)

Property, plant and equipment, net	86,538	92,400

Other assets:
Deferred financing costs	36,665	16,051
Goodwill	16,598	16,649
Capitalized software	10,310	8,176
Other assets	14,596	15,566
Deferred income taxes	4,118	4,858

Total other assets	82,287	61,300

Total assets	$440,952	$480,543

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$24,444	$904
Accounts payable	61,875	69,714
Insurance reserves	14,807	13,023
Advertising fund liabilities	35,653	36,281
Other accrued liabilities	61,372	77,253

Total current liabilities	198,151	197,175

Long-term liabilities:
Long-term debt, less current portion	1,542,522	1,450,369
Insurance reserves	21,875	21,334
Deferred income taxes	7,589	5,021
Other accrued liabilities	16,346	16,383

Total long-term liabilities	1,588,332	1,493,107

Stockholders’ deficit:
Common stock	568	577
Additional paid-in capital	911	—
Retained deficit	(1,344,585)	(1,207,915)
Accumulated other comprehensive loss	(2,425)	(2,401)

Total stockholders’ deficit	(1,345,531)	(1,209,739)

Total liabilities and stockholders’ deficit	$440,952	$480,543

Note: The balance sheet at January 1, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 9,	September 11,	September 9,	September 11,
(In thousands, except per share data)	2012	2011	2012	2011
Revenues:
Domestic Company-owned stores	$72,219	$76,237	$223,745	$237,879
Domestic franchise	44,039	41,649	133,521	129,042
Domestic supply chain	213,474	213,120	636,903	645,186
International	48,345	45,320	144,620	138,338

Total revenues	378,077	376,326	1,138,789	1,150,445

Cost of sales:
Domestic Company-owned stores	56,378	61,946	171,325	189,816
Domestic supply chain	191,326	192,777	569,476	577,263
International	18,966	18,244	57,325	57,708

Total cost of sales	266,670	272,967	798,126	824,787

Operating margin	111,407	103,359	340,663	325,658

General and administrative	49,789	47,505	146,371	142,646

Income from operations	61,618	55,854	194,292	183,012

Interest income	34	60	240	213
Interest expense	(20,683)	(20,984)	(73,651)	(63,485)

Income before provision for income taxes	40,969	34,930	120,881	119,740
Provision for income taxes	14,993	12,839	46,067	45,290

Net income	$25,976	$22,091	$74,814	$74,450

Earnings per share:
Common stock – basic	$0.46	$0.37	$1.32	$1.25
Common stock – diluted	0.44	0.36	1.26	1.19

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 9,	September 11,	September 9,	September 11,
(In thousands)	2012	2011	2012	2011
Net income	$25,976	$22,091	$74,814	$74,450

Other comprehensive income (loss), before tax:
Currency translation adjustment	(23)	(114)	(810)	(183)
Reclassification adjustment for losses included in net income	—	577	776	1,721

	(23)	463	(34)	1,538

Tax attributes of items in other comprehensive income (loss):
Currency translation adjustment	1	(144)	305	(667)
Reclassification adjustment for losses included in net income	—	(219)	(295)	(654)

	1	(363)	10	(1,321)

Other comprehensive income (loss), net of tax	(22)	100	(24)	217

Comprehensive income	$25,954	$22,191	$74,790	$74,667

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
	September 9,	September 11,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$74,814	$74,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,852	17,078
Gains on sale/disposal of assets	(87)	(2,455)
Amortization of deferred financing costs and other	11,942	2,543
Provision for deferred income taxes	5,981	12,112
Non-cash compensation expense	12,183	9,231
Tax impact from equity-based compensation	(9,622)	(10,059)
Other	(84)	2,347
Changes in operating assets and liabilities	(9,727)	(20,141)

Net cash provided by operating activities	101,252	85,106

Cash flows from investing activities:
Capital expenditures	(14,301)	(13,100)
Proceeds from sale of assets	2,262	5,167
Changes in restricted cash	31,694	2,239
Other	1,155	76

Net cash provided by (used in) investing activities	20,810	(5,618)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,575,000	—
Repayments of long-term debt and capital lease obligations	(1,459,322)	(599)
Proceeds from issuance of common stock	—	564
Proceeds from exercise of stock options	3,063	27,856
Tax impact from equity-based compensation	9,622	10,059
Purchases of common stock	(42,719)	(129,190)
Tax payments for restricted stock upon vesting	(5,750)	(3,504)
Payments of common stock dividends and equivalents	(185,475)	—
Cash paid for financing costs	(31,723)	(300)

Net cash used in financing activities	(137,304)	(95,114)

Effect of exchange rate changes on cash and cash equivalents	(500)	(239)

Change in cash and cash equivalents	(15,742)	(15,865)

Cash and cash equivalents, at beginning of period	50,292	47,945

Cash and cash equivalents, at end of period	$34,550	$32,080

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 9, 2012

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 9, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2012.

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

	Fiscal Quarters Ended September 9, 2012 and September 11, 2011
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2012	$116,258	$234,492	$48,345	$(21,018)	$—	$378,077
2011	117,886	235,997	45,320	(22,877)	—	376,326
Income from operations –
2012	$36,295	$16,476	$22,968	N/A	$(14,121)	$61,618
2011	33,462	14,861	21,842	N/A	(14,311)	55,854
Segment Income –
2012	$37,706	$18,273	$23,038	N/A	$(8,031)	$70,986
2011	34,652	16,484	21,913	N/A	(8,342)	64,707

	Three Fiscal Quarters Ended September 9, 2012 and September 11, 2011
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2012	$357,266	$699,350	$144,620	$(62,447)	$—	$1,138,789
2011	366,921	714,375	138,338	(69,189)	—	1,150,445
Income from operations –
2012	$117,032	$50,888	$70,854	N/A	$(44,482)	$194,292
2011	109,014	50,844	65,107	N/A	(41,953)	183,012
Segment Income –
2012	$121,248	$56,122	$70,362	N/A	$(25,240)	$222,492
2011	112,715	55,808	64,673	N/A	(26,015)	207,181

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 9, 2012	September 11, 2011	September 9, 2012	September 11, 2011
Total Segment Income	$70,986	$64,707	$222,492	$207,181
Depreciation and amortization	(5,412)	(6,010)	(15,852)	(17,078)
Gains (losses) on sale/disposal of assets	(61)	819	87	2,455
Non-cash compensation expense	(3,895)	(3,347)	(12,183)	(9,231)
Expenses related to sale of Company-owned stores	—	(315)	—	(315)
2012 recapitalization-related expenses	—	—	(252)	—

Income from operations	61,618	55,854	194,292	183,012
Interest income	34	60	240	213
Interest expense	(20,683)	(20,984)	(73,651)	(63,485)

Income before provision for income taxes	$40,969	$34,930	$120,881	$119,740

3. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 9, 2012	September 11, 2011	September 9, 2012	September 11, 2011
Net income available to common stockholders – basic and diluted	$25,976	$22,091	$74,814	$74,450

Basic weighted average number of shares	56,082,516	59,172,788	56,588,382	59,670,550
Earnings per share – basic	$0.46	$0.37	$1.32	$1.25
Diluted weighted average number of shares	58,519,573	61,833,635	59,240,919	62,577,561
Earnings per share – diluted	$0.44	$0.36	$1.26	$1.19

The denominator used in calculating diluted earnings per share for common stock for the third quarter and three fiscal quarters of 2012 does not include 206,780 options to purchase common stock for each period, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for common stock for the third quarter of 2011 does not include 105,000 options to purchase common stock or 394,070 options to purchase common stock for the three fiscal quarters of 2011, as the effect of including these options would have been anti-dilutive.

4. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the three fiscal quarters of 2012.

					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital
	Common Stock			Retained Deficit
	Shares	Amount
Balance at January 1, 2012	57,741,208	$577	$—	$(1,207,915)	$(2,401)

Net income	—	—	—	74,814	—
Common stock dividends and equivalents	—	—	(10,163)	(176,821)	—
Issuance of common stock, net	285,326	3	—	—	—
Common stock effectively repurchased for required employee withholding taxes	(166,747)	(2)	(5,748)	—	—
Purchases of common stock	(1,336,215)	(13)	(8,043)	(34,663)	—
Exercise of stock options	323,006	3	3,060	—	—
Tax impact from equity-based compensation	—	—	9,622	—	—
Non-cash compensation expense	—	—	12,183	—	—
Other comprehensive loss, net	—	—	—	—	(24)

Balance at September 9, 2012	56,846,578	$568	$911	$(1,344,585)	$(2,425)

5. Open Market Share Repurchase Program

During the third quarter and three fiscal quarters of 2012, the Company repurchased and retired 189,718 and 1,336,215 shares of common stock for a total of approximately $5.9 million and $42.7 million, respectively, under the Company’s open market share repurchase program. In July 2012, the Board of Directors approved an increase to the Company’s open market share repurchase program, which at the time of the approval, resulted in a total remaining authorized amount for additional share repurchases of $200.0 million. As of September 9, 2012, the Company had approximately $197.9 million remaining for future share repurchases under its open market share repurchase program. As of September 9, 2012, the Company had 56,846,578 shares of common stock outstanding. Subsequent to the third quarter of 2012, the Company repurchased and retired an additional 106,573 shares of common stock for a total cost of approximately $3.7 million.

During the third quarter of 2011, the Company repurchased and retired 3,163,060 shares of common stock for a total of approximately $81.9 million, and during the three fiscal quarters of 2011, the Company repurchased and retired 5,268,550 shares of common stock for $129.2 million.

6. Sale of Certain Company-Owned Stores

During the three fiscal quarters of 2012, the Company sold its six remaining Company-owned stores in a certain market to a franchisee. In connection with the sale of these six stores, the Company recorded a minimal pre-tax gain on the sale of the related assets, which was net of a minimal reduction in goodwill. The gain was recorded in general and administrative expense in the Company’s condensed consolidated statements of income. This transaction will not have a material ongoing impact on the Company’s consolidated financial results.

During the third quarter of 2011, the Company sold 30 Company-owned stores to multiple franchisees; and during the three fiscal quarters of 2011, the Company sold 56 Company-owned stores to multiple franchisees. In connection with the sale of these stores, the Company recognized a gain on the sale of assets of approximately $0.8 million during the third quarter of 2011, which was net of a reduction in goodwill of approximately $0.3 million; and recognized a gain of approximately $1.9 million during the three fiscal quarters of 2011, which was net of a reduction in goodwill of approximately $0.7 million. Additionally, the Company incurred other related expenses of approximately $0.3 million during both the third quarter of 2011 and the three fiscal quarters of 2011. These items were recorded in general and administrative expense in the Company’s condensed consolidated statements of income. These transactions will not have a material ongoing impact on the Company’s consolidated financial results.

7. Income Taxes

During the third quarter of 2012, the Company recorded a tax benefit of approximately $0.7 million to reflect an increased tax basis for certain Company assets due to the issuance of final tax regulations during the quarter. Additionally, during the three fiscal quarters of 2012 and in connection with the sale of its six remaining Company-owned stores in a certain market to a franchisee, the Company recorded a deferred tax asset related to the capital loss that resulted from the write-off of the tax basis goodwill associated with the market that was sold. Management believes it is more likely than not that a portion of the deferred tax asset will not be realized and provided a valuation allowance of approximately $0.9 million. The valuation allowance was recorded as an increase to the provision for income taxes and increased the Company’s effective tax rate in the three fiscal quarters of 2012. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax asset will be realized.

During the three fiscal quarters of 2011, the Company reduced its liability for unrecognized tax benefits related to a state income tax matter by approximately $0.5 million. Approximately $0.3 million of the decrease was related to gross unrecognized tax benefits and approximately $0.2 million was related to interest. As a result, approximately $0.2 million was recognized as an income tax benefit and reduced the Company’s effective tax rate in the three fiscal quarters of 2011. The effective tax rate for the third quarter and three fiscal quarters of 2011 was positively impacted by higher wage related credits in 2011.

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

The Fixed Rate Notes have scheduled principal payments of $17.7 million in 2012, $23.6 million in each of 2013 and 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. During the three fiscal quarters of 2012, the Company made principal payments of approximately $11.8 million. If the Company meets certain conditions, including a maximum leverage ratio of 4.5x total debt to EBITDA, it may elect to not make the scheduled principal payments. If the leverage ratio subsequently exceeds 4.5x, it must make up the payments it had elected not to make.

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage calculation, as defined in the related agreements. The covenants, among other things, limit the ability of certain of the Company’s subsidiaries to declare dividends, make loans or advances or enter into transactions with affiliates. The Notes also include a financial covenant based on the achievement of a minimum amount of global retail sales. In the event that certain covenants are not met, the Notes may become due and payable on an accelerated schedule. As of September 9, 2012 the Company was in compliance with all debt covenants.

The Company used a portion of the proceeds from the 2012 Recapitalization to repay approximately $1.447 billion in outstanding principal under the 2007 Notes. The proceeds were also used to pay accrued interest on the 2007 Notes and transaction-related fees and expenses in connection with the 2012 Recapitalization and to fund a reserve account for the payment of interest on the Notes.

On March 16, 2012, the Company’s Board of Directors declared a $3.00 per share special cash dividend on its outstanding common stock totaling $171.1 million, which was paid on April 2, 2012 to stockholders of record at the close of business on March 26, 2012. Additionally, pursuant to the anti-dilution provisions in the Company’s underlying stock option plans, on April 2, 2012, the Company made a corresponding cash payment of approximately $13.5 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment for amounts totaling $3.00 per share. On April 2, 2012, the Company also accrued an estimated $2.4 million for payments to be made as certain performance-based restricted stock grants vest. The dividend and related dividend equivalent payments were funded with the remaining proceeds from the 2012 Recapitalization and cash on hand. These anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit. As of September 9, 2012, total cash paid for common stock dividends and related anti-dilution equivalent payments was approximately $185.5 million and the total estimated liability recorded for future cash payments on certain performance-based restricted stock was approximately $1.5 million. Of the total amount of $187.0 million recorded for common stock dividends and related anti-dilution payments, $10.2 million was recorded as a reduction of additional paid-in capital and $176.8 million was recorded as an increase in retained deficit.

During the three fiscal quarters of 2012 and in connection with the 2012 Recapitalization, the Company incurred approximately $10.5 million of net expenses. This consisted primarily of $8.1 million of net write-offs of deferred financing fees and interest rate swap related to the extinguished debt. The Company also incurred $2.1 million of interest expense on the 2007 borrowings subsequent to the closing of the 2012 Recapitalization but prior to the repayment of the 2007 borrowings, resulting in the payment of interest on both the 2007 and 2012 facilities for a short period of time. Further, the Company incurred $0.3 million of other net 2012 Recapitalization-related general and administrative expenses, including stock compensation expenses, payroll taxes related to the payments made to certain stock option holders and legal and professional fees incurred in connection with the 2012 Recapitalization.

In connection with the 2012 Recapitalization, the Company recorded an additional $32.5 million of deferred financing costs as an asset in the consolidated balance sheet during the three fiscal quarters of 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012, is expected to be amortized into interest expense over each of the next seven years.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at September 9, 2012 and January 1, 2012:

	At September 9, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$27,536	$27,536	$—	$—
Restricted cash equivalents	51,034	51,034	—	—
Investments in marketable securities	1,968	1,968	—	—

	At January 1, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$41,699	$41,699	$—	$—
Restricted cash equivalents	34,117	34,117	—	—
Investments in marketable securities	1,538	1,538	—	—

At September 9, 2012, management estimates that the approximately $1.563 billion in principal amount of outstanding Fixed Rate Notes had a fair value of approximately $1.699 billion, and at January 1, 2012 the approximately $1.311 billion in principal amount of senior fixed rate notes had a fair value of approximately $1.316 billion. Additionally, the $76.1 million in principal amount of subordinated fixed rate notes had a fair value of approximately $76.3 million at January 1, 2012. The fixed rate notes are classified as a Level 2 measurement, as the Company estimated the fair value amount by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented here are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2012 third quarter referenced herein represents the twelve-week period ended September 9, 2012, while the 2011 third quarter represents the twelve-week period ended September 11, 2011. The 2012 three fiscal quarters referenced herein represents the thirty-six week period ended September 9, 2012, while the 2011 three fiscal quarters represents the thirty-six week period ended September 11, 2011.

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

	Third Quarter of 2012		Third Quarter of 2011		Three Fiscal Quarters of 2012		Three Fiscal Quarters of 2011
Global retail sales growth	+4.9%		+13.3%		+5.1%		+12.0%

Same store sales growth:
Domestic Company-owned stores	+0.5%		+4.2%		+0.8%		+2.2%
Domestic franchise stores	+3.6%		+2.9%		+2.5%		+2.0%

Domestic stores	+3.3%		+3.0%		+2.4%		+2.0%

International stores	+5.0%		+8.1%		+5.1%		+7.9%

Store counts (at end of period):
Domestic Company-owned stores	387		395
Domestic franchise stores	4,509		4,496

Domestic stores	4,896		4,891
International stores	5,144		4,650

Total stores	10,040		9,541

Income statement data:

Total revenues	$378.1	100.0%	$376.3	100.0%	$1,138.8	100.0%	$1,150.4	100.0%
Cost of sales	266.7	70.5%	273.0	72.5%	798.1	70.1%	824.8	71.7%
General and administrative	49.8	13.2%	47.5	12.6%	146.4	12.8%	142.6	12.4%

Income from operations	61.6	16.3%	55.9	14.9%	194.3	17.1%	183.0	15.9%
Interest expense, net	(20.6)	(5.5)%	(20.9)	(5.6)%	(73.4)	(6.5)%	(63.3)	(5.5)%

Income before provision for income taxes	41.0	10.8%	34.9	9.3%	120.9	10.6%	119.7	10.4%
Provision for income taxes	15.0	3.9%	12.8	3.4%	46.1	4.0%	45.3	3.9%

Net income	$26.0	6.9%	$22.1	5.9%	$74.8	6.6%	$74.5	6.5%

During the third quarter, we continued to produce steady, consistent results with strong earnings per share growth, a slight increase in domestic order counts and strong cash flows. We also experienced positive same store sales growth both domestically and internationally and our international division continued its strong store growth. Recently, we celebrated the opening of our 10,000th store, which is a significant milestone for our global brand. We continue to deliver the products, service and value that are resonating with our consumers and have improved store level profitability for our domestic franchise and Company-owned stores throughout 2012. We believe that our product platforms, combined with our innovative and effective advertising campaigns, continued focus on operational excellence and new technology contributed to the growth in our income from operations during the third quarter and the three fiscal quarters of 2012.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 4.9% in the third quarter of 2012, and increased 5.1% in the three fiscal quarters of 2012. These increases were driven primarily by international and domestic same store sales growth, as well as an increase in our worldwide franchise store counts during the trailing four quarters, offset in part by the negative impact of foreign currency exchange rates. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our new products and promotions. International same store sales growth reflected continued strong performance in the markets where we compete.

Revenues increased $1.8 million, up 0.5% in the third quarter of 2012, and decreased $11.6 million, down 1.0% in the three fiscal quarters of 2012. The increase during the third quarter of 2012 was due primarily to higher international revenues attributable to same store sales and store count growth and higher domestic franchise revenues due to an increase in same store sales. These increases were offset, in part by lower Company-owned store revenues, resulting from the sale of 56 Company-owned stores to multiple franchisees during the three fiscal quarters of 2011, and the negative impact on international revenues of changes in foreign currency exchange rates. The decrease during the three fiscal quarters of 2012 was due primarily to lower Company-owned store revenues, resulting from the sale of 56 Company-owned stores to multiple franchisees during the three fiscal quarters of 2011, lower domestic supply chain revenues resulting from lower volumes and lower overall commodity prices, including cheese, and the negative impact on international revenues of changes in foreign currency exchange rates. These decreases were offset in part by higher international revenues attributable to same store sales and store count growth and higher domestic franchise revenues due to an increase in same store sales and store count growth. These changes in revenues are described in more detail below.

Income from operations increased $5.7 million, up 10.3% in the third quarter of 2012, and increased $11.3 million, up 6.2% in the three fiscal quarters of 2012. These increases were driven primarily by higher royalty revenues from both domestic and international franchise stores and higher domestic Company-owned store margins. Additionally, the third quarter benefited by higher domestic supply chain margins as described in more detail below. These increases were offset, in part, by the negative impact of the changes in foreign currency exchange rates and higher general and administrative expenses.

Net income increased $3.9 million, up 17.6% in the third quarter of 2012, and increased $0.3 million, up 0.5% in the three fiscal quarters of 2012. These increases were driven by domestic and international same store sales growth, international store growth and higher domestic Company-owned store margins and were negatively impacted by changes in foreign currency exchange rates. The three fiscal quarters of 2012 were negatively impacted by approximately $10.5 million of net pre-tax expenses incurred in connection with the Company’s recapitalization (the 2012 Recapitalization), including the write-offs of deferred financing fees and interest rate swap related to the extinguished debt, interest expense incurred on the 2007 debt subsequent to the closing of the 2012 Recapitalization, and other expenses including stock compensation expenses, payroll taxes related to the dividend equivalent payments made to certain stock option holders and legal and professional fees.

Revenues

	Third Quarter of 2012		Third Quarter of 2011		Three Fiscal Quarters of 2012		Three Fiscal Quarters of 2011
Domestic Company-owned stores	$72.2	19.1%	$76.2	20.3%	$223.7	19.7%	$237.9	20.7%
Domestic franchise	44.0	11.6%	41.6	11.1%	133.5	11.7%	129.0	11.2%
Domestic supply chain	213.5	56.5%	213.1	56.6%	636.9	55.9%	645.2	56.1%
International	48.3	12.8%	45.3	12.0%	144.6	12.7%	138.3	12.0%

Total revenues	$378.1	100.0%	$376.3	100.0%	$1,138.8	100.0%	$1,150.4	100.0%

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

Domestic Stores Revenues

	Third Quarter of 2012		Third Quarter of 2011		Three Fiscal Quarters of 2012		Three Fiscal Quarters of 2011
Domestic Company-owned stores	$72.2	62.1%	$76.2	64.7%	$223.7	62.6%	$237.9	64.8%
Domestic franchise	44.0	37.9%	41.6	35.3%	133.5	37.4%	129.0	35.2%

Domestic stores	$116.3	100.0%	$117.9	100.0%	$357.3	100.0%	$366.9	100.0%

Domestic stores revenues decreased $1.6 million, down 1.4% in the third quarter of 2012, and decreased $9.6 million, down 2.6% in the three fiscal quarters of 2012. These decreases were due primarily to lower Company-owned store revenues, resulting from the sale of 56 Company-owned stores to multiple franchisees during the three fiscal quarters of 2011, and were offset in part by higher domestic Company-owned and franchise same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $4.0 million, down 5.3% in the third quarter of 2012, and decreased $14.2 million, down 5.9% in the three fiscal quarters of 2012. These decreases were due to fewer Company-owned stores being open during 2012, primarily as a result of the sale of 56 Company-owned stores to multiple franchisees during the three fiscal quarters of 2011. These decreases were partially offset by higher same store sales during the third quarter and three fiscal quarters of 2012. Domestic Company-owned same store sales increased 0.5% in the third quarter of 2012, and increased 0.8% in the three fiscal quarters of 2012. This compared to an increase of 4.2% in the third quarter of 2011, and an increase of 2.2% in the three fiscal quarters of 2011.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $2.4 million, up 5.7% in the third quarter of 2012, and increased $4.5 million, up 3.5% in the three fiscal quarters of 2012. These increases were due primarily to higher domestic franchise same store sales and an increase in the average number of domestic franchise stores open during 2012. Domestic franchise same store sales increased 3.6% in the third quarter of 2012, and increased 2.5% in the three fiscal quarters of 2012. This compared to an increase of 2.9% in the third quarter of 2011, and an increase of 2.0% in the three fiscal quarters of 2011.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations increased $0.4 million, up 0.2% in the third quarter of 2012, and decreased $8.3 million, down 1.3% in the three fiscal quarters of 2012. The third quarter of 2012 increase was due primarily to a change in the mix of products sold and an increase in the number of franchise stores in operation. This was offset in part by lower overall commodity prices, including cheese and lower volumes. The decrease during the three fiscal quarters of 2012 was due primarily to lower volumes, a change in the mix of products sold and lower overall commodity prices, including cheese. The published cheese block price-per-pound averaged $1.71 in the third quarter of 2012, and $1.58 in the three fiscal quarters of 2012. This was down from $2.08 and $1.81 in the comparable periods in 2011. We estimate that these lower cheese block prices resulted in approximately a $7.1 million decrease in domestic supply chain revenues during the third quarter of 2012, and an $11.8 million decrease in revenues in the first three quarters of 2012.

International Revenues

	Third Quarter of 2012		Third Quarter of 2011		Three Fiscal Quarters of 2012		Three Fiscal Quarters of 2011
International royalty and other	$27.0	55.8%	$24.9	55.1%	$80.0	55.3%	$73.6	53.2%
International supply chain	21.3	44.2%	20.4	44.9%	64.6	44.7%	64.7	46.8%

International	$48.3	100.0%	$45.3	100.0%	$144.6	100.0%	$138.3	100.0%

International revenues primarily consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $3.0 million, up 6.7% in the third quarter of 2012, and $6.3 million, up 4.5% in the three fiscal quarters of 2012. These increases were due primarily to higher international royalty and other revenues offset in part by the negative impact of changes in foreign currency exchange rates, as discussed below.

Revenues from international royalties and other revenues increased $2.1 million, up 8.1% in the third quarter of 2012, and increased $6.4 million, up 8.7% in the three fiscal quarters of 2012. These increases were due primarily to higher same store sales and more international stores being open during 2012, offset in part by the negative impact of changes in foreign currency exchange rates of approximately $1.7 million in the third quarter of 2012, and approximately $4.1 million in the three fiscal quarters of 2012. On a constant dollar basis (which excludes the impact of foreign currency exchange rates), same store sales increased 5.0% in the third quarter of 2012, and increased 5.1% in the three fiscal quarters of 2012. This compared to an increase of 8.1% in the third quarter of 2011, and 7.9% in the three fiscal quarters of 2011. On a historical dollar basis (which includes the impact of foreign currency exchange rate changes), same store sales decreased 1.1% in the third quarter of 2012, and increased 0.4% in the three fiscal quarters of 2012. This compared to an increase of 16.9% in the third quarter of 2011, and an increase of 15.8% in the three fiscal quarters of 2011. The variance in our same store sales on a constant dollar basis versus a historical dollar basis in 2012 was caused by the stronger dollar when compared to the currencies in the international markets in which we compete.

Revenues from international supply chain operations increased $0.9 million, up 4.9% in the third quarter of 2012, and decreased $0.1 million, down 0.2% in the three fiscal quarters of 2012. The increase in the third quarter was due primarily to higher volumes partially offset by the negative impact of foreign currency exchange rates of approximately $0.5 million. The decrease in the three fiscal quarters was due primarily to the negative impact of the primary foreign currency exchange rate of approximately $0.8 million.

Cost of Sales / Operating Margin

	Third Quarter of 2012		Third Quarter of 2011		Three Fiscal Quarters of 2012		Three Fiscal Quarters of 2011
Consolidated revenues	$378.1	100.0%	$376.3	100.0%	$1,138.8	100.0%	$1,150.4	100.0%
Consolidated cost of sales	266.7	70.5%	273.0	72.5%	798.1	70.1%	824.8	71.7%

Consolidated operating margin	$111.4	29.5%	$103.4	27.5%	$340.7	29.9%	$325.7	28.3%

Consolidated cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $8.0 million, up 7.8% in the third quarter of 2012, and increased $15.0 million, up 4.6% in the three fiscal quarters of 2012. These increases in the consolidated operating margins were due primarily to higher domestic and international franchise revenues and higher margins at our Company-owned stores. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin increased 2.0 percentage points in the third quarter of 2012, and increased 1.6 percentage points in the three fiscal quarters of 2012. These increases were due primarily to a change in our mix of revenues, higher Company-owned stores operating margins and lower overall commodity prices, including cheese.

As indicated above, the consolidated operating margin as a percentage of revenues was positively impacted by lower cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2012 average cheese prices had been in effect during 2011, the impact on supply chain margins would have caused the consolidated operating margin for the third quarter of 2011 to be approximately 28.0% of total revenues versus the reported 27.5% and approximately 28.6% of total revenues for the three fiscal quarters of 2011 versus the reported 28.3%. However, the dollar margins for those same periods would have been unaffected.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Third Quarter of 2012		Third Quarter of 2011		Three Fiscal Quarters of 2012		Three Fiscal Quarters of 2011
Revenues	$72.2	100.0%	$76.2	100.0%	$223.7	100.0%	$237.9	100.0%
Cost of sales	56.4	78.1%	61.9	81.3%	171.3	76.6%	189.8	79.8%

Store operating margin	$15.8	21.9%	$14.3	18.7%	$52.4	23.4%	$48.1	20.2%

The domestic Company-owned store operating margin increased $1.5 million, up 10.8% in the third quarter of 2012, and increased $4.3 million, up 9.1% in the three fiscal quarters of 2012. The margin increases in both the third quarter and three fiscal quarters of 2012 were due primarily to lower food costs, lower labor and related expenses, lower occupancy expenses and higher same store sales. The sale of 56 Company-owned stores to multiple franchisees in the three fiscal quarters of 2011 had a slightly positive impact on the domestic Company-owned stores operating margin in 2012.

As a percentage of store revenues, the store operating margin increased 3.2 percentage points in both the third quarter and three fiscal quarters of 2012.

As a percentage of store revenues, food costs decreased 2.2 percentage points to 27.4% in the third quarter of 2012, and decreased 1.8 percentage points to 26.8% in the three fiscal quarters of 2012. These decreases were due primarily to the positive impact of a higher average customer price paid per order and lower overall commodity prices, including cheese. The cheese block price-per-pound averaged $1.71 in the third quarter of 2012 and $1.58 in the three fiscal quarters of 2012. This compared to $2.08 in the third quarter of 2011 and $1.81 in the three fiscal quarters of 2011.

As a percentage of store revenues, labor and related costs decreased 0.2 percentage points to 28.3% in the third quarter of 2012, and decreased 0.7 percentage points to 28.5% in the three fiscal quarters of 2012. These decreases were due primarily to the positive impact of a higher average customer price paid per order during the third quarter and three fiscal quarters of 2012.

As a percentage of store revenues, occupancy costs (which include rent, telephone, utilities and depreciation) decreased 0.3 percentage points to 10.4% in the third quarter of 2012, and decreased 0.7 percentage points to 9.6% in the three fiscal quarters of 2012. These decreases were due primarily to lower utilities and depreciation costs per store during each of the three fiscal quarters of 2012.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	Third Quarter of 2012		Third Quarter of 2011		Three Fiscal Quarters of 2012		Three Fiscal Quarters of 2011
Revenues	$213.5	100.0%	$213.1	100.0%	$636.9	100.0%	$645.2	100.0%
Cost of sales	191.3	89.6%	192.8	90.5%	569.5	89.4%	577.3	89.5%

Supply Chain operating margin	$22.2	10.4%	$20.3	9.5%	$67.4	10.6%	$67.9	10.5%

The domestic supply chain operating margin increased $1.9 million, up 8.9% in the third quarter of 2012, and decreased $0.5 million, down 0.7% in the three fiscal quarters of 2012. The third quarter of 2012 increase was due primarily to a change in the mix of products sold. The decrease during the three fiscal quarters of 2012 was due primarily to lower volumes, which was partially offset by a change in mix of products sold.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.9 percentage points in the third quarter of 2012, and increased 0.1 percentage points in the three fiscal quarters of 2012 as compared to the prior year periods. The operating margins were positively impacted by a decrease in overall commodity prices, including cheese and a change in the mix of products sold. This was offset in part by lower volumes. Decreases in certain food prices have a positive effect on the domestic supply chain operating margin due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2012 cheese prices been in effect during 2011, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 9.9% for the third quarter of 2011 versus the reported 9.5% and approximately 10.7% for the three fiscal quarters of 2011 versus the reported 10.5%. However, the dollar margins for those same periods would have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $2.3 million, up 4.8% in the third quarter of 2012, and increased $3.8 million, up 2.6% in the three fiscal quarters of 2012. General and administrative expenses were negatively impacted by approximately $0.5 million in the third quarter of 2012, and by approximately $2.2 million in the three fiscal quarters of 2012, from pre-tax gains recorded on the sale of certain Company-owned operations in 2011 that did not recur in 2012. Additionally, approximately $0.3 million of recapitalization-related expenses that were included in the first quarter of 2012 negatively impacted the year-over-year comparison in the three fiscal quarters. Excluding these items, general and administrative expenses increased $1.6 million in the third quarter of 2012 and $1.1 million in the three fiscal quarters of 2012. These increases were primarily due to investments in technology, international, and other strategic initiatives.

Interest Expense

Interest expense decreased $0.3 million to $20.7 million in the third quarter of 2012, and increased $10.2 million to $73.7 million in the three fiscal quarters of 2012. The slight decrease in third quarter of 2012 was due primarily to a lower average interest rate as a result of the 2012 Recapitalization that was completed in the first quarter of 2012. The increase in the three fiscal quarters of 2012 was due primarily to approximately $10.2 million of expenses incurred in the first quarter of 2012 related to the 2012 Recapitalization, including $8.1 million of write-offs of deferred financing fees and the interest rate swap related to the extinguished debt and $2.1 million of interest expense that was incurred on the 2007 debt subsequent to the closing of the 2012 Recapitalization but prior to the repayment of the 2007 debt.

The Company’s cash borrowing rate decreased 0.6 percentage points to 5.3% during the third quarter of 2012, and decreased 0.3 percentage points to 5.6% in the three fiscal quarters of 2012. The Company’s average outstanding debt balance, excluding capital lease obligations, increased to $1.6 billion in both the third quarter and three fiscal quarters of 2012 compared to $1.4 billion in both the third quarter and three fiscal quarters of 2011. The decreases in the Company’s cash borrowing rate and the increases in the Company’s average outstanding debt balances resulted from the completion of the 2012 Recapitalization during the first quarter of 2012.

Provision for Income Taxes

Provision for income taxes increased $2.2 million to $15.0 million in the third quarter of 2012. This increase was due primarily to higher pre-tax income offset, in part by a tax benefit of approximately $0.7 million recorded to reflect an increased tax basis in certain assets due to the issuance of final tax regulations during the quarter. The effective tax rate decreased to 36.6% in the third quarter of 2012, from 36.8% in the third quarter of 2011 due primarily to the aforementioned tax benefit recorded during the third quarter of 2012. Higher wage related credits positively impacted the effective tax rate for the third quarter of 2011.

Provision for income taxes increased $0.8 million in the three fiscal quarters of 2012. This increase was due primarily to higher pre-tax income and a valuation allowance recorded on a deferred tax asset of approximately $0.9 million during the first quarter of 2012 offset, in part by a tax benefit of approximately $0.7 million recorded to reflect increased tax basis in certain assets due to the issuance of final tax regulations during the third quarter of 2012. The effective tax rate increased to 38.1% in the three fiscal quarters of 2012, from 37.8% in the three fiscal quarters of 2011, driven primarily by the aforementioned valuation allowance recorded on a deferred tax asset of approximately $0.9 million during the first quarter of 2012 offset, in part by the aforementioned $0.7 million tax benefit recorded during the third quarter of 2012. Additionally, wage credits positively impacted the effective tax rate in 2011.

Summary of Recapitalization Expenses

The following table presents total recapitalization-related expenses incurred during the three fiscal quarters of 2012. These pre-tax expenses affect comparability between the periods presented for 2012 and 2011.

(in millions)	Three Fiscal Quarters of 2012
2012 Recapitalization-related expenses:
General and administrative expenses (1)	$0.3
Additional interest expense (2)	10.2

Total of 2012 Recapitalization-related expenses	$10.5

(1)	Primarily includes stock compensation expenses, payroll taxes related to the payments made to certain stock option holders, legal and professional fees incurred in the first quarter in connection with the 2012 Recapitalization.
(2)	Primarily includes the write-off of deferred financing fees. Additionally, we incurred $2.1 million of interest expense on the 2007 borrowings subsequent to the closing of the 2012 Recapitalization but prior to the repayment of the 2007 borrowings, resulting in the payment of interest on both the 2007 and 2012 facilities for a period of time.

In addition to the above fees and expenses and in connection with obtaining the asset-backed securitization financing facility, we recorded an additional $32.5 million of deferred financing costs as an asset in the consolidated balance sheet as of September 9, 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012 is expected to be amortized into interest expense over each of the next seven years.

Liquidity and Capital Resources

As of September 9, 2012, we had working capital of $13.1 million, excluding restricted cash and cash equivalents of $60.9 million, and including unrestricted cash and cash equivalents of $34.6 million. Historically, we have operated with minimal positive working capital, or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with servicing our debt obligations, investing in our business and repurchasing our common stock, all of which are generally funded by ongoing cash flows from operations, also reduce our working capital amounts. As of September 9, 2012, we had approximately $39.2 million of restricted cash held for future principal and interest payments, $21.5 million of restricted cash held in a three month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash, for a total of $60.9 million of restricted cash and cash equivalents.

On March 16, 2012, we announced that we had completed the 2012 Recapitalization in which certain of our subsidiaries replaced the outstanding 2007 fixed rate notes and variable funding notes (the 2007 Notes) with new notes (the Notes) issued pursuant to an asset-backed securitization. The Notes consist of $1.575 billion of Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the Fixed Rate Notes) and $100 million of Series 2012-1 Variable Funding Senior Secured Notes, Class A-1 (the Variable Funding Notes). The Notes were issued in a private placement transaction by indirect, bankruptcy-remote subsidiaries that hold substantially all of our revenue-generating assets, excluding Company-owned stores. The Fixed Rate Notes have an anticipated maturity of seven years and a legal maturity of 30 years. The Variable Funding Notes have an anticipated maturity of five years, with an option for up to two one-year renewals (subject to certain minimum financial conditions), and a legal maturity of 30 years. The Variable Funding Notes were undrawn on the closing date and at September 9, 2012.

The Fixed Rate Notes have scheduled principal payments of $17.7 million in 2012, $23.6 million in each of 2013 and 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. During the three fiscal quarters of 2012, we made principal payments of approximately $11.8 million. If we meet certain conditions, including a maximum leverage ratio of 4.5x total debt to EBITDA, we may elect to not make the scheduled principal payments. If the leverage ratio subsequently exceeds 4.5x, we must make-up the payments we had elected not to make.

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

On March 16, 2012, our Board of Directors declared a $3.00 per share special cash dividend on the outstanding common stock totaling $171.1 million, which was paid on April 2, 2012 to stockholders of record at the close of business on March 26, 2012. Additionally, pursuant to the anti-dilution provisions in our underlying stock option plans, on April 2, 2012, we made a corresponding cash payment of approximately $13.5 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment totaling $3.00 per share. On April 2, 2012, we also accrued an estimated $2.4 million for payments to be made as certain performance-based restricted stock grants vest. The dividend and related dividend equivalent payments were funded with the remaining proceeds from the 2012 Recapitalization and cash on hand. These anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit. As of September 9, 2012, total cash paid for common stock dividends and related anti-dilution equivalent payments was approximately $185.5 million and the total estimated liability recorded for future cash payments on certain performance-based restricted stock was approximately $1.5 million.

During the three fiscal quarters of 2012 and in connection with the 2012 Recapitalization, we incurred approximately $10.5 million of net expenses. Additionally, in connection with the 2012 Recapitalization, we recorded an additional $32.5 million of deferred financing costs as an asset in the consolidated balance sheet during the three fiscal quarters of 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012 is expected to be amortized into interest expense over each of the next seven years.

As of September 9, 2012, we had approximately $1.567 billion of long-term debt, of which $24.4 million was classified as a current liability. Additionally, as of September 9, 2012, we had $39.7 million of outstanding letters of credit and $60.3 million of available capacity under our $100.0 million Variable Funding Notes. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the Variable Funding Notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. Our primary source of liquidity is cash flows from operations and availability of borrowings under our Variable Funding Notes.

The Company used cash of approximately $5.9 million during the third quarter of 2012 and $42.7 million during the three fiscal quarters of 2012 for the repurchase and retirement of common stock under its open market share repurchase program. In July 2012, the Board of Directors approved an increase to the Company’s open market share repurchase program, which at the time of the approval, resulted in a total remaining authorized amount for additional share repurchases of $200.0 million. As of September 9, 2012, we had approximately $197.9 million remaining for future share repurchases under the current Board of Directors approved $200.0 million open market share repurchase program. Subsequent to the third quarter of 2012, the Company repurchased and retired an additional 106,573 shares of common stock for a total of approximately $3.7 million. We expect to continue to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the Variable Funding Notes) availability under the Variable Funding Notes to, among other things, repurchase shares under the current authorized program.

During the three fiscal quarters of 2012, we experienced increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international business continued to grow stores in the three fiscal quarters of 2012 as our international store count surpassed the number of stores domestically. These factors have contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, ongoing cash flows from operations and available borrowings under the Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business, and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. Management believes its current unrestricted cash and cash equivalents balance and its expected ongoing cash flows from operations will be sufficient to fund operations for at least the next twelve months. We did not have any material commitments for capital expenditures as of September 9, 2012.

Cash provided by operating activities was $101.3 million in the three fiscal quarters of 2012 and $85.1 million in the three fiscal quarters of 2011. The $16.2 million increase was due primarily to a $10.4 million decrease in the use of cash resulting from the timing of payments of current operating liabilities. Cash provided by operating activities was also positively impacted by a $5.8 million increase in net income, excluding non-cash adjustments versus the prior year period, resulting primarily from our improved operating performance.

Cash provided by investing activities was $20.8 million in the three fiscal quarters of 2012. Cash used in investing activities was $5.6 million in the three fiscal quarters of 2011. The $26.4 million net change was due primarily to a $29.5 million decrease in restricted cash and cash equivalents due primarily to lower restricted cash reserve requirements as a result of the 2012 Recapitalization. This was offset in part by a $2.9 million decrease in proceeds from the sale of assets, primarily as a result of the sale of Company-owned stores during 2011.

Cash used in financing activities was $137.3 million in the three fiscal quarters of 2012 and $95.1 million in the three fiscal quarters of 2011. The $42.2 million increase in the use of cash was due primarily to $1.4 billion of repayments of the 2007 debt facilities, $185.5 million dividend and equivalent payments, a $31.4 million increase in cash paid for financing costs, all of which resulted from our 2012 Recapitalization, and a $24.8 million decrease in proceeds from the exercise of stock options. These uses of cash for financing activities were offset, in part by $1.6 billion of proceeds from issuance of the 2012 debt facility and an $86.5 million decrease in purchases of common stock.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations, our current unrestricted cash and cash equivalents and amounts available under the Variable Funding Notes will be more than adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in this report and our other filings with the Securities and Exchange Commission. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the fixed rate notes and to service, extend or refinance the variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Forward-Looking Statements

This filing contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our operating performance, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of and our ability to refinance our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by us, and other food-industry competitors; the ongoing level of profitability of our franchisees; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K and this quarterly report on Form 10-Q for the quarter ended September 9, 2012. Except as required by applicable securities law, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. Management actively monitors this exposure when present. As of September 9, 2012, we had no outstanding variable funding note borrowings. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until January 2019. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Total revenues of approximately 12.8% in the third quarter of 2012, 12.0% in the third quarter of 2011, 12.7% in the three fiscal quarters of 2012 and 12.0% in the three fiscal quarters of 2011 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on royalty revenues of approximately $5.8 million in the three fiscal quarters of 2012.

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

During the quarterly period ended September 9, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The following risk factors, which have been updated to reflect our 2012 Recapitalization, should be read in conjunction with the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended January 1, 2012.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We generally operate with a substantial amount of indebtedness and are highly leveraged. As of September 9, 2012, our consolidated long-term indebtedness was approximately $1.57 billion. Under the terms of the securitized debt agreements we may also incur additional debt. Our substantial indebtedness could have important consequences to our business and our shareholders. For example, it could:

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

During the seven-year term following issuance, the senior notes will accrue interest at a fixed rate of 5.216% per year. Additionally, the senior notes have scheduled principal payments of $17.7 million in 2012, $23.6 million in each of 2013 and 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. During the three fiscal quarters of 2012, we made principal payments of approximately $11.8 million. If we meet certain conditions, including a maximum leverage ratio of 4.5x total debt to EBITDA, we may elect to not make the scheduled principal payments. If the leverage ratio subsequently exceeds 4.5x, we must make up the payments we had elected not to make.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #7 (June 18, 2012 to July 15, 2012)	132,739	$29.05	129,218	$41,691,746
Period #8 (July 16, 2012 to August 12, 2012)	4,908	33.82	1,400	199,953,117
Period #9 (August 13, 2012 to September 9, 2012)	61,299	34.80	59,100	197,896,887

Total	198,946	$30.94	189,718	$197,896,887

(1)	Includes 9,228 shares purchased as part of the Company’s employee stock purchase discount plan. During the third quarter, the shares were purchased at an average price of $32.91. All of the remaining shares presented were purchased pursuant to the publicly announced program.
(2)	Shares were purchased as part of the publicly announced share repurchase program. During the third quarter, the Board of Directors approved an increase to the Company’s open market share repurchase program, which at the time of the approval, resulted in a total remaining authorized amount of $200.0 million.

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

DOMINO’S PIZZA, INC. (Registrant)

Date: October 16, 2012	/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer