Form 10-K
period 2012-12-30
DOMINOS PIZZA INC
filed 2013-02-28
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32242

Domino’s Pizza, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	38-2511577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Frank Lloyd Wright Drive Ann Arbor, Michigan	48105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (734) 930-3030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Domino’s Pizza, Inc. Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Domino’s Pizza, Inc. as of June 17, 2012 computed by reference to the closing price of Domino’s Pizza, Inc.’s common stock on the New York Stock Exchange on such date was $1,635,859,553.

As of February 21, 2013, Domino’s Pizza, Inc. had 56,442,532 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 23, 2013 are incorporated by reference into Part III.

Part I

Item 1. Business.

Overview

Domino’s Pizza, Inc. (referred to as the “Company,” “Domino’s” or in the first person notations of “we,” “us” and “our”) is the number one pizza delivery company in the United States, based on reported consumer spending. We also have a leading international presence and rank as the second largest pizza company in the world, based on number of units and sales. On average, over 1.5 million pizzas are sold each day throughout the Domino’s system, with deliveries covering approximately 15 million miles per week. We pioneered the pizza delivery business and have built the Domino’s Pizza® brand into one of the most widely-recognized consumer brands in the world. Together with our domestic franchisees, we have supported the Domino’s Pizza® brand with an estimated $1.4 billion in advertising spending in the United States over the past five years. Additionally, our international franchisees also commit significant dollars in advertising efforts in their markets. We operate through a network of 10,255 Company-owned and franchise stores, located in all 50 states and in more than 70 international markets. In addition, we operate 16 regional dough manufacturing and supply chain centers, one equipment and supply facility, one thin crust manufacturing center and one vegetable processing center in the contiguous United States, and six dough manufacturing and supply chain centers outside the contiguous United States. The foundation of our system-wide success and leading market position is our strong relationships with our franchisees, comprised of over 2,400 owner-operators throughout the world dedicated to the success of the Domino’s Pizza® brand.

Over our 52-year history, we have developed a simple business model focused on our core strength of delivering quality pizza and other complementary items in a timely manner. This business model includes a delivery and carry- out-oriented store design with low capital requirements, a focused menu of pizza and other complementary items, committed owner-operator franchisees and a vertically-integrated supply chain system in the U.S. Our earnings are driven largely by retail sales at our franchise stores, which generate royalty payments and, in the U.S. and Canada, supply chain revenues to us. We also generate earnings through retail sales at our Company-owned stores. However, most geographies are granted to a qualified master franchisee, and this master franchisee can utilize three potential income streams: owning and operating stores, sub-franchising stores and owning and operating supply chain centers.

We operate our business in three segments: domestic stores, domestic supply chain and international.

•

Domestic stores. The domestic stores segment, which is comprised of 4,540 franchise stores and 388 Company-owned stores, generated revenues of $518.7 million and income from operations of $169.9 million during our fiscal year ended December 30, 2012, which we refer to herein as 2012.

•

Domestic supply chain. Our domestic supply chain segment, which manufactures our dough and thin crust products for all of our Company-owned stores and over 99% of our domestic franchise stores, and, processes vegetables and distributes food, equipment and supplies to certain domestic stores, generated revenues of $942.2 million and income from operations of $73.8 million during 2012.

•

International. Our international segment is comprised of 5,327 franchise stores outside the contiguous United States. It also manufactures dough and distributes food and supplies in a limited number of these markets. During 2012, our international segment generated revenues of $217.6 million, of which approximately 55% related to franchise royalties and fees, and generated income from operations of $105.3 million, of which approximately 90% related to franchise royalties and fees.

On a consolidated basis, we generated revenues of nearly $1.7 billion and income from operations (after deducting $66.7 million of unallocated corporate and other expenses) of $282.3 million in 2012. Net income was $112.4 million in 2012. In each of the past three years, we have been able to increase our net income, grow our global retail sales and in those three years have added over 1,200 net stores worldwide. We were able to grow our business with capital expenditures that generally ranged between $20.0 million to $30.0 million per year, as a significant portion of our earnings are derived from retail sales by our franchisees who are responsible for their own capital expenditures.

Our history

We have been delivering quality, affordable pizza to our customers since 1960 when brothers Thomas and James Monaghan borrowed $900 and purchased a small pizza store in Ypsilanti, Michigan. Since that time, our store count and geographic reach have grown substantially. We opened our first franchise store in 1967 and our first international store in 1983. We celebrated the Company’s 50th anniversary on December 9, 2010. During 2012, we opened our 10,000th store worldwide and as of December 30, 2012, we had 10,255 stores worldwide.

In 1998, an investor group led by investment funds associated with Bain Capital, LLC completed a recapitalization through which the investor group acquired a 93% controlling economic interest in our Company from Thomas Monaghan and his family. In 2004, Domino’s Pizza, Inc. completed its initial public offering (the “IPO”) and now trades on the New York Stock Exchange under the ticker symbol “DPZ.” In connection with the IPO, on May 11, 2004, we reincorporated in Delaware. Prior to that, TISM, Inc., the then parent company of the Domino’s Pizza business, was a Michigan corporation, which operated through its wholly-owned subsidiary, Domino’s Pizza LLC, a Michigan limited liability company. Currently, there are no shares held in the original investment funds associated with Bain Capital, LLC.

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

During 2012, the Company completed a recapitalization transaction (the “2012 Recapitalization”), primarily consisting of, (i) the issuance of $1.575 billion of borrowings of fixed rate notes, (ii) the purchase and retirement of all outstanding 2007 fixed rate notes, (iii) the replacement of its existing variable funding note facility with a new $100.0 million facility, and (iv) the payment of a special cash dividend to shareholders and related anti-dilution payments and adjustments to certain stock option holders.

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

The U.S. QSR pizza category is large and fragmented. From 2002 to 2012, the U.S. QSR pizza category in which Domino’s Pizza competes has grown from $30.1 billion to $32.5 billion. With sales of $32.5 billion in the twelve months ended November 2012, it is the third largest category within the $247.9 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carry-out.

We participate primarily in two segments of this industry, the delivery and carry-out segments. During the period from 2002 to 2012, the delivery segment declined from $11.0 billion to $9.6 billion. However, the delivery segment has been relatively flat over the past three years, going from $9.7 billion in 2010 to $9.6 billion in 2012. Its $9.6 billion of sales accounted for approximately 30% of total U.S. QSR pizza category sales in the twelve months ended November 2012. We and our top two competitors account for approximately 53% of U.S. pizza delivery, based on reported consumer spending, with the remaining 47% attributable to regional chains and individual establishments. From 2002 to 2012, the carry-out segment grew from $11.6 billion to $14.6 billion. Additionally, in the past three years the carry-out segment grew from $14.1 billion in 2010 to $14.6 billion for the twelve months ended 2012. We are the market share leader in the delivery segment and the second largest in carry-out, a segment we have been focused on growing given our strong brand, convenient store locations and quality, affordable menu offerings.

In contrast to the United States, international pizza delivery is relatively underdeveloped, with only Domino’s and one other competitor having a significant global presence. We believe that demand for international pizza and pizza delivery is large and growing, driven by international consumers’ increasing emphasis on convenience, and the proven success of our 29 years of conducting business abroad.

Our competitive strengths

We believe that our competitive strengths include the following:

•

Strong and proven growth and earnings model. Over our 52-year history, we have developed a focused growth and earnings model. This model is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and generate demand for new stores. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty fees and through supply chain revenues, with minimal associated capital expenditures by us.

•

Strong store-level economics. We have developed a cost-efficient store model, characterized by a delivery and carry-out oriented store design, with low capital requirements and a focused menu of quality, affordable pizza and other complementary items. At the store level, we believe that the simplicity and efficiency of our operations give us significant advantages over our competitors, who, in many cases, also focus on dine-in. Our domestic stores generally do not offer dine-in. Additionally, certain of our international stores offer casual seating, but do not offer full-service dine-in areas. Therefore, our domestic and international stores do not require expensive restaurant facilities and staffing. In addition, our focused menu simplifies and streamlines our production and delivery processes and maximizes economies of scale on purchases of our principal ingredients. As a result of our focused business model and menu, our stores are small (averaging approximately 1,500 square feet) and relatively inexpensive to build, furnish and maintain as compared to many other QSR franchise opportunities. The combination of this efficient store model and strong store sales volume has resulted in strong store-level financial returns and makes Domino’s Pizza an attractive business opportunity for existing and prospective franchisees.

•

Strong and well-diversified franchise system. We have developed a large, global, diversified and committed franchise network that is a critical component of our system-wide success, our leading position in pizza delivery and our growing position in carry-out pizza. As of December 30, 2012, our franchise store network consisted of 9,867 stores, 46% of which were located in the contiguous United States. In the United States, nine franchisees operate more than 50 stores, including our largest domestic franchisee who operates 135 stores. Our domestic franchisees own and operate an average of four stores. We generally require our domestic franchisees to forego active, outside business endeavors, aligning their interests with ours and making the success of each Domino’s Pizza store of critical importance to our franchisees.

In addition, we generally share 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of the pre-tax profits generated by our regional dough manufacturing and supply chain centers with those domestic franchisees who agree to purchase all of their food from our supply chain system. These arrangements strengthen our ties with our franchisees by enhancing their profitability, while providing us with a continuing source of revenues and earnings. This arrangement also provides incentives for franchisees to work closely with us to reduce costs. We believe our strong, mutually-beneficial franchisee relationships are evidenced by the over 99% voluntary participation in our domestic supply chain system, our approximately 99% domestic franchise contract renewal rate and our over 99% collection rate on domestic franchise royalty and domestic supply chain receivables.

Internationally, we have been able to grow our franchise network by attracting franchisees with business experience, capital and local market knowledge. We generally employ our master franchise model, which provides our international franchisees with exclusive rights to operate stores and sub-franchise our well-recognized Domino’s Pizza® brand name in specific, agreed-upon market areas, as well as operate their own supply chain systems. From year-end 2007 through 2012, we grew our international franchise network 54%, from 3,469 stores to 5,327 stores. Our largest master franchisee operates 911 stores in five markets, which accounts for approximately 17% of our total international store count and nearly 9% of our global store count. During 2012, we had 492 net international store openings, including 113 net stores in India, 64 net stores in Turkey and 50 net stores in the United Kingdom.

•

Strong cash flow and earnings stream. A substantial percentage of our earnings are generated by our committed franchisees through royalty payments and revenues to our vertically-integrated supply chain system.

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

•

#1 pizza delivery company in the United States with a leading international presence. We are the number one pizza delivery company in the United States with a 22.5% share of pizza delivery based on reported consumer spending. With 4,928 stores located in the contiguous United States, our domestic store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and advertising investment across our store base. We also believe that our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery.

Outside the United States, we have significant market share positions in the key markets in which we compete, including the United Kingdom, Mexico, India, Australia, South Korea, Canada, Turkey, Japan, France and Taiwan. These top ten international markets, based on store count, accounted for approximately 79% of our international retail sales in 2012. We believe we have a strong presence in each of these markets.

•

Strong brand awareness. We believe our Domino’s Pizza® brand is one of the most widely-recognized consumer brands in the world. We believe consumers associate our brand with the timely delivery of quality, affordable pizza and other complementary items. Over the past five years, our domestic franchise and Company-owned stores have invested an estimated $1.4 billion on national, local and co-operative advertising in the United States. Additionally, we estimate that our international franchisees commit significant dollars in advertising efforts in their markets. Our Domino’s Pizza® brand is routinely named a MegaBrand by Advertising Age. We continue to reinforce our brand with extensive advertising through television, web-based promotions, radio and print. We have also enhanced the strength of our brand through marketing affiliations with brands such as Coca-Cola®.

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

In 2012, we made approximately 511,000 full-service food deliveries to our domestic stores, or approximately two deliveries per store, per week, with an on-time delivery performance rate of approximately 94%. All of our Company-owned stores and over 99% of our domestic franchise stores purchase all of their food and supplies from us. This is accomplished through our network of 16 regional dough manufacturing and supply chain centers, each of which is generally located within a one-day delivery radius of the stores it serves, and a leased fleet of over 400 tractors and trailers. Additionally, we supply certain of our domestic and international franchisees with equipment and supplies through our equipment and supply center, which we operate as part of our domestic supply chain segment, offering a full range of non-food products, from ovens to uniforms. We also supply certain of our domestic stores with ingredients that are processed at our vegetable processing center and thin crust product that is manufactured at our thin crust manufacturing center, both of which we operate as part of our domestic supply chain segment.

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

•

Grow our leading position in an attractive industry. U.S. pizza delivery and carry-out are the largest components of the U.S. QSR pizza category. They are also highly fragmented. Pizza delivery, through which a majority of our retail sales are generated, had sales of $9.6 billion in the twelve months ended November 2012. As the leader in U.S. pizza delivery, we believe that our strategic store locations to facilitate delivery, simple operating model, widely-recognized brand and efficient supply chain system are competitive advantages that position us to capitalize on future growth.

The carry-out component had $14.6 billion of sales in the twelve months ended November 2012. While our primary focus is on pizza delivery, we are also favorably positioned as a leader in the growing carry-out component given our strong brand, store locations and quality, affordable menu offerings.

•

Leverage our strong brand awareness. We believe that the strength of our Domino’s Pizza® brand makes us one of the first choices of consumers seeking a convenient, quality and affordable meal. We intend to continue to promote our brand name and enhance our reputation as the leader in pizza delivery, with a growing position in carry-out pizza. In late 2009, in connection with the launch of our improved pizza recipe, we launched the campaign, “Oh Yes We Did.” The launch of the new pizza and this campaign received significant attention in the news media, social networking internet sites and other media outlets and we experienced positive same store sales growth in our domestic stores throughout 2010 and 2011. This momentum continued in 2012 with the launch of our Parmesan Bread Bites and our new Handmade Pan Pizza, which contributed to our positive domestic same store sales growth in 2012.

In 2009, domestic stores contributed 5% of their retail sales to support national advertising. Also in 2009, all domestic franchisees amended their standard franchise agreements to require a contribution of 5.5% (subject, in limited instances, to lower rates based on certain incentives and waivers) of their retail sales for national advertising and to eliminate the required market-level contributions. This 5.5% contribution rate, which took effect in 2010, continued throughout 2011 and 2012. In January 2013, with the support of the domestic franchise system, domestic franchisees amended their standard franchise agreements to require a contribution of 6% (subject, in limited instances, to lower rates based on certain incentives and waivers) of their retail sales for national advertising. We currently anticipate that this 6% contribution rate, which took effect in 2013, will remain in place for the foreseeable future.

We intend to leverage our strong brand by continuing to introduce innovative, consumer-tested and profitable new product varieties (such as Handmade Pan Pizza, Artisan pizzas, Oven Baked Sandwiches, Domino’s American Legends® pizzas and BreadBowl Pasta™), complementary side items (such as our Parmesan Bread Bites, Stuffed Cheesy Bread, boneless chicken and wings, Cinna Stix® and Chocolate Lava Crunch Cakes) and value promotions, as well as through marketing affiliations with brands such as Coca-Cola®. Additionally, we may from time-to-time partner with other organizations in an effort to promote the Domino’s Pizza® brand. We believe these opportunities, when coupled with our scale and share leadership, will allow us to grow our position in both U.S. pizza delivery and carry-out.

•

Expand global store base. We plan to expand our base of domestic stores to take advantage of the attractive growth opportunities in U.S. pizza delivery and carry-out. We believe that our scale will allow us to expand our store base with limited marketing, distribution and other incremental infrastructure costs. Additionally, our franchise-oriented business model will allow us to expand our store base with limited capital expenditures and working capital requirements. While we plan to expand our traditional domestic store base primarily through opening new franchise stores, we will also continually evaluate our mix of Company-owned and franchise stores, strategically acquire franchise stores and refranchise Company-owned stores.

We believe that pizza has global appeal and that there is strong and growing international demand for delivered pizza. We have successfully built a broad international platform, primarily through our master franchise model, as evidenced by our 5,327 international stores in more than 70 international markets. We believe that we continue to have significant long-term growth opportunities in international markets where we have established a leading presence. In our top ten international markets, we believe that our current store base is approximately half of the total long-term potential store base in those markets. Generally, we believe we will achieve long-term growth internationally as a result of the favorable store-level economics of our business model, the growing international demand for pizza and delivered pizza and the strong global recognition of the Domino’s Pizza® brand. Our international stores have produced positive quarterly same store sales growth for 76 consecutive quarters. Additionally, during 2012, we had 492 net international store openings, including 113 net stores in India, 64 net stores in Turkey and 50 net stores in the United Kingdom.

Store operations

We believe that our focused and proven store model provides a significant competitive advantage relative to many of our competitors who focus on multiple components of the pizza category, particularly dine-in. We have been focused primarily on pizza delivery for over 50 years. Our domestic stores generally do not offer dine-in. Additionally, certain of our international stores offer casual seating, but do not offer full-service dine-in areas. Therefore, our domestic and international stores do not require expensive restaurant facilities and staffing. Our stores also benefit from lower maintenance costs, as store assets have long lives and updates are not frequently required. Our simple and efficient operational processes, which we have refined through continuous improvement, include:

•	strategic store locations to facilitate delivery and carry-out service;

•	production-oriented store designs;

•	product and process innovations;

•	a focused menu;

•	efficient order taking, production and delivery;

•	Domino’s PULSE™ point-of-sale system with state-of-the-art digital ordering capabilities; and

•	a comprehensive store operations evaluation program.

Strategic store locations to facilitate delivery and carry-out service

We locate our stores strategically to facilitate timely delivery and carry-out service to our customers. The majority of our domestic stores are located in populated areas in or adjacent to large or mid-size cities, or on or near college campuses. We use geographic information software, which incorporates variables such as traffic volumes, competitor locations, household demographics and visibility, to evaluate and identify potential store locations and new markets.

Production-oriented store designs

Our typical store is relatively small, occupying on average approximately 1,500 square feet and is designed with a focus on efficient and timely production of consistently high quality food for delivery and carry-out. The store layout has been refined over time to provide an efficient flow from order-taking to delivery or carry-out. Our stores are primarily production facilities and accordingly, do not have a full-service dine-in area.

Product and process innovations

Our over 50 years of experience and innovative culture have resulted in numerous new product and process developments that increase both quality and efficiency. These include our efficient, vertically-integrated supply chain system, a sturdier corrugated pizza box and a mesh screen that helped cook pizza crust more evenly. The Domino’s HeatWave® hot bag keeps our pizzas hot during delivery. We also continue to introduce new products such as Domino’s American Legends® pizzas and Domino’s BreadBowl Pasta™, both launched in 2009; improved new boneless chicken and wings, Domino’s Artisan pizzas and Stuffed Cheesy Bread, each launched in 2011; and Parmesan Bread Bites and our new Handmade Pan Pizza, both launched in 2012. Additionally, we have added a number of complementary side items to our menu such as bread sticks, Cinna Stix® and Chocolate Lava Crunch Cakes. In 2009, we introduced our improved pizza recipe, which was a change to our core pizza recipe.

Focused menu

We maintain a focused menu that is designed to present an attractive, quality offering to customers, while minimizing order errors, and expediting the order taking and food preparation processes. Our basic menu has three choices for pizza products: pizza type, pizza size and pizza toppings. Most of our stores carry two or three sizes of Traditional Hand-Tossed, Brooklyn Style and Crunchy Thin Crust pizza. Our typical store also offers Domino’s Handmade Pan Pizza, Domino’s Artisan pizzas, Domino’s American Legends® pizzas, Domino’s Oven Baked Sandwiches, Domino’s Bread Bowl Pasta™, boneless chicken and wings, bread sticks, Cinna Stix®, Chocolate Lava Crunch Cakes, Stuffed Cheesy Bread, Parmesan Bread Bites and Coca-Cola® soft drink products. We also occasionally offer other products on a promotional or a regional basis, such as salads. We believe that our focused menu creates a strong identity among consumers, improves operating efficiency and maintains food quality and consistency.

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

Domino’s PULSE™ point-of-sale system with state-of-the-art digital ordering capabilities

Our computerized management information systems are designed to improve operating efficiencies, provide corporate management with timely access to financial and marketing data and reduce store and corporate administrative time and expense. We have installed Domino’s PULSE™, our proprietary point-of-sale system, in every Company-owned store in the United States, in more than 99% of our domestic franchise stores and in over 50% of the international stores. Domino’s PULSE™ features include:

•	touch screen ordering, which ensures accuracy and facilitates more efficient order taking;

•	a delivery driver routing system, which ensures delivery efficiency;

•	administrative and reporting capabilities, which enable store managers to better focus on store operations and customer satisfaction; and

•	state-of-the-art digital ordering capability, including Pizza Tracker and Pizza Builder.

We require our domestic franchisees to install and maintain Domino’s PULSE™. Additionally, Domino’s PULSE™ has been installed in over 2,700 international franchise stores. Management believes that utilizing Domino’s PULSE™ throughout our domestic system, and a growing portion of our global system, provides us with competitive advantages over other point-of-sales systems, including:

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

Since the rollout of Domino’s PULSE™ to our domestic stores, our online ordering transactions have grown. Currently, on average, approximately one-third of our domestic stores’ sales originate online. In 2010, we made the strategic decision to develop our own online ordering platform and manage this important and growing area of our business internally. In 2011, we launched a new mobile application for the iPhone and iPod touch to provide further convenience for our customers when ordering online. In 2012, we launched a new mobile application for the Android smartphone and for Amazon’s Kindle Fire, and we also launched a new Spanish-language ordering mobile application for smartphones. We intend to continue to enhance and grow our online ordering capabilities.

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

Segment overview

We operate in three business segments:

•	Domestic stores. Our domestic stores segment consists of our domestic franchise operations, which oversees a network of 4,540 franchise stores located in the contiguous United States, and our domestic Company-owned store operations, which operates a network of 388 Company-owned stores located in the contiguous United States;

•	Domestic supply chain. Our domestic supply chain segment operates 16 regional dough manufacturing and food supply chain centers, one thin crust manufacturing center, one supply chain center providing equipment and supplies to certain of our domestic and international stores and one vegetable processing center; and

•	International. Our international segment is comprised of our network of 5,327 international franchise stores in more than 70 international markets. Our international segment also distributes food to a limited number of markets from six dough manufacturing and supply chain centers in Canada (four), Alaska and Hawaii.

Domestic stores

During 2012, our domestic stores segment accounted for $518.7 million, or nearly 31% of our consolidated revenues. Our domestic franchises are operated by entrepreneurs who own and operate an average of four stores. Nine of our domestic franchisees operate more than 50 stores, including our largest domestic franchisee who operates 135 stores. Our principal sources of revenues from domestic store operations are Company-owned store sales and royalty payments based on retail sales by our franchisees. Our domestic network of Company-owned stores also plays an important strategic role in our predominantly franchised operating structure. In addition to generating revenues and earnings, we use our domestic Company-owned stores as test sites for new products and promotions as well as store operational improvements and as forums for training new store managers and prospective franchisees. We also believe that our domestic Company-owned stores add to the economies of scale available for advertising, marketing and other costs that are primarily borne by our franchisees. While we continue to be primarily a franchised business, we continually evaluate our mix of domestic Company-owned and franchise stores in an effort to optimize our long-term profitability.

Our domestic Company-owned store operations are divided into eight geographic areas located throughout the contiguous United States while our domestic franchise operations are divided into four regions. Our team members within these areas provide direct supervision over our domestic Company-owned stores; provide training, store operational audits and marketing services and provide financial analysis and store development services to our franchisees. We maintain a close relationship with our franchise stores through regional franchise teams, an array of computer-based training materials that help franchise stores comply with our standards and franchise advisory groups that facilitate communications between us and our franchisees.

Domestic supply chain

During 2012, our domestic supply chain segment accounted for $942.2 million, or 56% of our consolidated revenues. Our domestic supply chain segment is comprised primarily of 16 regional dough manufacturing and supply chain centers that manufacture fresh dough on a daily basis and purchase, receive, store and deliver quality pizza-related food products and other complementary items to all of our Company-owned stores and over 99% of our domestic franchise stores. On average, each regional dough manufacturing and supply chain center serves approximately 300 stores, generally located within a one-day delivery radius. We regularly supply nearly 5,000 stores with various supplies and ingredients, of which, nine product groups account for over 90% of the volume. Our domestic supply chain segment made approximately 511,000 full-service deliveries in 2012 or approximately two deliveries per store, per week; and we produced over 314 million pounds of dough during 2012.

We believe that our franchisees voluntarily choose to obtain food, supplies and equipment from us because we offer the most efficient, convenient and cost-effective alternative, while also offering both quality and consistency. In addition, our domestic supply chain segment offers a profit-sharing arrangement to franchisees that purchase all of their food for their stores from our domestic dough manufacturing and supply chain centers. This profit-sharing arrangement generally offers domestic Company-owned stores and participating franchisees with 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of their regional supply chain center’s pre-tax profits. Profits are shared with the franchisees based upon each franchisee’s purchases from our supply chain centers. We believe these arrangements strengthen our ties with these franchisees.

The information systems used by our domestic dough manufacturing and supply chain centers are an integral part of the quality service we provide our stores. We use routing strategies and software to optimize our daily delivery schedules, which maximizes on-time deliveries. Through our strategically located dough manufacturing and supply chain center locations and proven routing systems, we achieved an on-time delivery performance rate of approximately 94% during 2012. Our supply chain center drivers unload food and supplies and stock store shelves typically during non-peak store hours, which minimize disruptions in store operations.

International

During 2012, our international segment accounted for $217.6 million, or 13% of our consolidated revenues. At December 30, 2012, we had 5,327 international franchise stores. The principal sources of revenues from our international operations are royalty payments generated by retail sales from franchise stores and sales of food and supplies to franchisees in certain markets.

We have grown by more than 1,800 international stores over the past five years. During 2012, we had 492 net international store openings, including 113 net stores in India, 64 net stores in Turkey and 50 net stores in the United Kingdom. Our international franchisees adapt our standard operating model, within certain parameters, to satisfy the local eating habits and consumer preferences of various regions outside the United States. Currently, most of our international stores are operated under master franchise agreements, and we plan to continue entering into master franchise agreements with qualified franchisees to expand our international operations in selected markets. We believe that our international franchise stores appeal to potential franchisees because of our well-recognized brand name, the limited capital expenditures required to open and operate our stores and our system’s favorable store economics. While we had a significant presence in our top ten international markets, we believe that these markets contain opportunities for additional growth of the Domino’s Pizza® brand. Currently, our master franchise companies based in Australia, India, Mexico and the United Kingdom are publicly traded entities in their respective country. The following table shows our store count as of December 30, 2012 in our top ten international markets, which account for approximately 74% of our international stores.

Market	Number of stores
United Kingdom	720
Mexico	581
India	552
Australia	464
South Korea	372
Canada	368
Turkey	284
Japan	245
France	215
Taiwan	140

Domestic franchise program

As of December 30, 2012, our 4,540 domestic franchise stores were owned and operated by our 1,026 domestic franchisees. The success of our franchise formula, which enables franchisees to benefit from our brand name with a relatively low initial capital investment, has attracted a large number of motivated entrepreneurs as franchisees. As of December 30, 2012, the average domestic franchisee owned and operated four stores and had been in our franchise system for nearly fifteen years. At the same time, nine of our domestic franchisees operated more than 50 stores, including our largest domestic franchisee who operates 135 stores.

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

Franchise agreements

We enter into franchise agreements with domestic franchisees under which the franchisee is granted the right to operate a store in a particular location for a term of ten years, with options to renew for an additional term of ten years. We currently have a franchise contract renewal rate of approximately 99%. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchise store. During the term of the franchise agreement, the franchisee is required to pay a 5.5% royalty fee on sales, subject, in limited instances, to lower rates based on area development agreements, sales initiatives and new store incentives. We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee’s failure to make required payments when due or failure to adhere to specified Company policies and standards.

Franchise store development

We assist domestic franchisees with selecting store sites and conforming the space to the physical specifications required for a Domino’s Pizza store. Each domestic franchisee selects the location and design for each store, subject to our approval, based on accessibility and visibility of the site and demographic factors, including population density and anticipated traffic levels. We also sell fixtures and equipment to many of our franchise stores.

International franchise program

Franchisees

The vast majority of our markets outside of the contiguous United States are operated by master franchisees with franchise and distribution rights for entire regions or countries; in a few select markets, we franchise directly to individual store operators. Prospective master franchisees are required to possess or have access to local market knowledge required to establish and develop Domino’s Pizza stores. The local market knowledge focuses on the ability to identify and access targeted real estate sites along with expertise in local customs, culture, consumer behavior and laws. We also seek candidates that have access to sufficient capital to meet growth and development plans.

Master franchise agreements

Our master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores and the right to operate supply chain centers in a particular geographic area for a term of 10 to 20 years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time franchise fee as well as an additional franchise fee upon the opening of each new store. In addition, the master franchisee is required to pay a continuing royalty fee as a percentage of retail sales, which varies among international markets, and averaged approximately 3.0% in 2012.

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

Marketing operations

In our recent history, depending on the fiscal year, our domestic stores have contributed 4% or 5% of their retail sales to fund national marketing and advertising campaigns, with additional required contributions to local market-level programs. During 2009, all domestic franchisees amended their master franchise agreements to require a contribution of 5.5% (subject, in limited instances, to lower rates based on certain incentives and waivers) of their retail sales to fund national marketing and advertising campaigns and to eliminate the required market-level contributions. This 5.5% contribution rate, which began in 2010, continued in 2011 and 2012. In January 2013, with the support of the domestic franchise system, domestic franchisees amended their standard franchise agreements to require a contribution of 6% (subject, in limited instances, to lower rates based on certain incentives and waivers) of their retail sales for national advertising. We currently anticipate that this 6% contribution rate, which took effect in 2013, will remain in place for the foreseeable future. In those markets where we have co-operative advertising programs, our domestic stores are still able to contribute to market-level media campaigns at their discretion. These national and market-level funds are administered by Domino’s National Advertising Fund Inc., or DNAF, our not-for-profit advertising subsidiary. The funds remitted to DNAF are used primarily to purchase media for advertising, but also support market research, field communications, public relations, commercial production, talent payments and other activities supporting the Domino’s Pizza® brand. DNAF also provides cost-effective print resources to our domestic stores for use in local marketing that reinforce our national branding strategy. In addition to the national and market-level advertising contributions, domestic stores spend additional amounts on local store marketing, including targeted database mailings, saturation print mailings and community involvement through school and civic organizations. Additionally, we may from time-to-time partner with other organizations in an effort to promote the Domino’s Pizza® brand.

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

We currently purchase our pizza cheese from a single supplier. Under the arrangement with this supplier, which was entered into in October 2012, the supplier agreed to provide an uninterrupted supply of cheese and the Company agreed to a five-year pricing period during which it agreed to purchase all of its primary pizza cheese for the Company’s domestic stores from this supplier or, alternatively, pay to the supplier an amount reflecting any benefit previously received by the Company under the new pricing terms. The pricing schedule is directly correlated to the Chicago Mercantile Exchange (CME) block cheddar price. The majority of our meat toppings come from a single supplier under a contract that began in November 2010 and expires in October 2013. We have the right to terminate these arrangements for quality failures and for uncured breaches.

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

Competition

The U.S. and international pizza delivery and carry-out segments are highly competitive. Domestically, we compete against regional and local companies as well as national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza®. Internationally, we compete primarily against Pizza Hut® and country-specific national and local companies. We generally compete on the basis of product quality, location, image, service and price. We also compete on a broader scale with quick service and other international, national, regional and local restaurants. In addition, the overall food service industry and the QSR sector in particular are intensely competitive with respect to product quality, price, service, convenience and concept. The industry is often affected by changes in consumer tastes, economic conditions, demographic trends and consumers’ disposable income. We compete within the food service industry and the QSR sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

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

Environmental matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2012, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2013.

Employees

As of December 30, 2012, we had approximately 10,000 employees, who we refer to as team members, in our Company-owned stores, supply chain centers, World Resource Center (our corporate headquarters) and regional offices. None of our team members are represented by a labor union or covered by a collective bargaining agreement. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s Pizza system, including our employees, franchisees and the employees of franchisees, was over 205,000 as of December 30, 2012.

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

National philanthropic partner

We have a tradition of creating multi-year partnerships with a national charity to raise funds and public awareness for the organization. Our current national philanthropic partner is St. Jude Children’s Research Hospital®. St. Jude is internationally recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national fundraising campaign called Thanks and Giving, the Domino’s Pizza system has contributed more than $16.0 million to St. Jude during our nine years of partnership, including approximately $3.5 million in 2012. In addition to raising funds, the Domino’s Pizza system has supported St. Jude through in-kind donations, including hosting hospital-wide pizza parties for patients and their families. The Domino’s Pizza system also helps St. Jude build awareness through the inclusion of the St. Jude logo on millions of our pizza boxes and through a link on our consumer web site.

The Domino’s Pizza Partners Foundation

Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Completely funded by team member and franchise contributions, the foundation is a separate, not-for-profit organization that has disbursed nearly $13.0 million since its inception, to meet the needs of team members facing crisis situations, such as fire, accidents, illness or other personal tragedies.

Domino’s Pizza contributions

During 2012, the Domino’s Pizza system in the U.S. directly contributed as well as helped raise approximately $4.1 million to external charitable organizations in monetary and in-kind giving.

Franchisee involvement

In addition to the work that we do in the community on a corporate level, we are proud to have the support of more than 2,400 franchisees around the world who choose to get involved with local charities to make a difference in their communities. Franchisees participate in numerous local programs with schools, hospitals and other charitable organizations, delivering pizzas and offering monetary support.

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

We have retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. We are generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability. We are also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities. Pursuant to the terms of our standard franchise agreement, franchisees are also required to maintain minimum levels of insurance coverage at their expense and to have us named as an additional insurer on their liability policies.

Working capital

Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., pages 41through 43.

Customers

The Company’s business is not dependent upon a single customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2010, 2011 or 2012. Our largest franchisee operates 911 stores in five international markets, and accounted for approximately 8.9% of our total store count. Additionally, royalty revenues from this franchisee accounted for approximately 1.2% of our consolidated revenues in 2012. Further, as our international franchise business does not have cost of sales and has a minimal amount of general and administrative expenses allocated to its markets, a disproportionate amount of these royalty revenues result in earnings to us.

Seasonal operations

The Company’s business is not typically seasonal.

Backlog orders

The Company has no backlog orders as of December 30, 2012.

Government contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial information about business segments and geographic areas

Financial information about international and United States markets and business segments is incorporated herein by reference to Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in Part II, Item 6., pages 28 through 29, Item 7. and 7A., pages 30 through 46 and Item 8., pages 47 through 76, respectively, of this Form 10-K.

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

We compete within the food service market and the quick service restaurant sector not only for customers, but also for management and hourly employees, suitable real estate sites and qualified franchisees. Our domestic supply chain segment is also subject to competition from outside suppliers. While over 99% of domestic franchisees purchased food, equipment and supplies from us in 2012, domestic franchisees are not required to purchase food, equipment or supplies from us and they may choose to purchase from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our domestic supply chain centers, our financial condition, business and results of operations would be adversely affected.

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

Reports, whether true or not, of food-borne illnesses (such as E. Coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the QSR sector and could in the future as well. The potential for acts of terrorism on our nation’s food supply also exists and, if such an event occurs, it could have a negative impact on us and could severely hurt sales and profits. In addition, our reputation is an important asset; as a result, anything that damages our reputation could immediately and severely affect our sales and profits. Media reports of illnesses and injuries, whether accurate or not, could force some stores to close or otherwise reduce sales at such stores. In addition, reports of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect us on a local, regional, national or international basis.

Increases in food, labor and other costs could adversely affect our profitability and operating results.

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. The cheese block price per pound averaged $1.69 in 2012, and the estimated increase in Company-owned store food costs from a hypothetical $0.25 adverse change in the average cheese block price per pound would have been approximately $2.0 million in 2012. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. Food, including cheese costs and labor represent approximately 50% to 60% of a typical Company-owned store’s sales.

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

Our success depends in part upon effective advertising, and lower advertising funds may reduce our ability to adequately market the Domino’s Pizza® brand.

We have been routinely named a MegaBrand by Advertising Age. Each Domino’s store located in the contiguous United States is obligated to pay a percentage of its sales in advertising fees. In fiscal 2012, each store in the contiguous United States generally was required to contribute 5.5% of their sales to DNAF (subject, in limited instances, to lower rates based on certain incentives and waivers), which uses such fees for national advertising in addition to contributions for local market-level advertising. In January 2013, with the support of the domestic franchise system, domestic franchisees amended their standard franchise agreements to require a contribution of 6% (subject, in limited instances, to lower rates based on certain incentives and waivers) of their retail sales for national advertising. We currently anticipate that this 6% contribution rate, which took effect in 2013, will remain in place for the foreseeable future. While additional funds for advertising in the past have been provided by us, our franchisees and other third parties, none of these additional funds are legally required. The lack of continued financial support for advertising activities could significantly curtail our marketing efforts, which may in turn materially and adversely affect our business and our operating results.

We face risks of litigation and negative publicity from customers, franchisees, suppliers, employees and others in the ordinary course of business, which can or could divert our financial and management resources. Any adverse litigation or publicity may negatively impact our financial condition and results of operations.

Claims of illness or injury relating to food quality or food handling are common in the food service industry, and vehicular accidents and injuries occur in the food delivery business. Claims within our industry of improper supplier actions have also recently arisen that, if made against one of our suppliers, could potentially damage our brand image. In addition, class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat foods and that quick service restaurant marketing practices have encouraged obesity. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact our financial condition, results of operations and brand reputation, thereby hindering our ability to attract and retain franchisees and grow our business.

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

Our success in the highly competitive pizza delivery and carry-out business will continue to depend to a significant extent on our leadership team and other key management personnel. Other than with our President and Chief Executive Officer, J. Patrick Doyle, we do not have long-term employment agreements with any of our executive officers. As a result, we may not be able to retain our executive officers and key personnel or attract additional qualified management. While we do not have long-term employment agreements with our executive officers, for all of our executive officers we have non-compete and non-solicitation agreements that extend for 24 months following the termination of such executive officer’s employment. Our success also will continue to depend on our ability to attract and retain qualified personnel to operate our stores, dough manufacturing and supply chain centers and international operations. The loss of these employees or our inability to recruit and retain qualified personnel could have a material adverse effect on our operating results.

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

We conduct a growing portion of our business outside the United States. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither we nor our franchisees have control, may include:

•	recessionary or expansive trends in international markets;

•	changing labor conditions and difficulties in staffing and managing our foreign operations;

•	increases in the taxes we pay and other changes in applicable tax laws;

•	legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in inflation rates;

•	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

•	difficulty in collecting our royalties and longer payment cycles;

•	expropriation of private enterprises;

•	increases in anti-American sentiment and the identification of the Domino’s Pizza® brand as an American brand;

•	political and economic instability; and

•	other external factors.

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

The ongoing deterioration of the sovereign debt of several European countries, together with the risk of contagion to other more stable countries, has exacerbated the global economic crisis. Despite taking various measures, including the creation of the European Financial Stability Fund by the European Commission and the allocation of funds to affected countries, concerns persist regarding the debt burden of these countries and their ability to meet future financial obligations. The European debt crisis has also raised concerns over the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances among countries that use the euro as their currency. These concerns could lead to the re-introduction of individual currencies in one or more of these countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro denominated obligations would be determined by laws in effect at such time. In addition, the capital market disruption that would likely accompany any such redenomination event could have a material adverse impact on our liquidity and financial condition. Furthermore, any redenomination event would likely be accompanied by significant economic dislocation, particularly within the eurozone countries, which in turn could have an adverse impact on demand for our products, and accordingly, on our revenue and cash flows. As of December 30, 2012, we had 1,676 stores in Europe, up from 975 in 2008.

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

Nations outside of the European Union also face significant debt burdens, which have the potential to negatively impact the global economy. On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. This downgrade, along with market concerns about possible further downgrades and about the government’s credit in general, could have a material adverse impact on financial markets and economic conditions in the United States and throughout the world.

Fluctuations in the value of the U.S. dollar in relation to other currencies may lead to lower revenues and earnings.

Exchange rate fluctuations could have an adverse effect on our results of operations. Approximately 11.2% of our total revenues in 2010, 12.2% of our total revenues in 2011 and 13.0% of our revenues in 2012 were derived from our international segment, a majority of which were denominated in foreign currencies. Sales made by franchise stores outside the United States are denominated in the currency of the country in which the store is located, and this currency could become less valuable in U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the United States or lower profitability to our franchisees outside the United States, or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $8.7 million in 2012.

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

A significant portion of our earnings comes from royalties generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide limited training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image and reputation may suffer, and as a result our revenues and stock price could decline. While we try to ensure that our franchisees maintain the quality of our brand and branded products, our franchisees may take actions that adversely affect the value of our intellectual property or reputation. As of December 30, 2012, we had 1,026 domestic franchisees operating 4,540 domestic stores. Nine of these franchisees each operate over 50 domestic stores, including our largest domestic franchisee who operates 135 stores, and the average franchisee owns and operates four stores. In addition, our international master franchisees are generally responsible for the development of significantly more stores than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. Our largest international master franchisee operates 911 stores in five markets, which accounts for approximately 17% of our total international store count. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

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

We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information and any unauthorized data breaches could damage our reputation and adversely affect our business.

Unauthorized intrusion into the portions of our computer systems or those of our franchisees that process and store information related to customer transactions may result in the theft of customer data. Furthermore, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and mandated by payment card industry standards, not by us. In addition to improper activities by third parties, bugs in newly-deployed or early stage advances in hardware and software capabilities, encryption technology, and other events or developments may facilitate or result in a compromise or breach of our computer systems. Any such compromises or breaches could cause interruptions in operations and damage to the reputation of the Domino’s Pizza® brand, subject us to costs and liabilities and hurt sales, revenues and profits.

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

The Patient Protection and Affordable Care Act requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. We are evaluating the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect that the requirement that we provide expanded health care coverage to employees above what we currently provide could have an adverse effect on our results of operations and financial position, as well as some of our larger franchisees. We anticipate the increases in costs will begin in 2014 and escalate in subsequent years. Such increases may be large enough to materially impact labor costs for us and our franchisees.

We may also become subject to legislation or regulation seeking to tax and/or regulate high-fat foods, foods with high sugar and salt content, or foods otherwise deemed to be “unhealthy.” If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

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

Our sales and operating results can vary significantly from quarter-to-quarter and year-to-year depending on various factors, many of which are beyond our control. These factors include, among other things:

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

The stock markets in general have experienced volatility that has sometimes been unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We have a substantial amount of indebtedness. As of December 30, 2012, our consolidated long-term indebtedness was approximately $1.56 billion. We may also incur additional debt, which would not be prohibited under the terms of our current securitized debt agreements. Our substantial indebtedness could have important consequences to our business and our shareholders. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt agreements;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes; and

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our peers that may have less debt.

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

Unless and until we repay all outstanding borrowings under our securitized debt, we will remain subject to the restrictive terms of these borrowings. The securitized debt, under which certain of our wholly-owned subsidiaries issued and guaranteed fixed rate notes and variable funding senior revolving notes, contain a number of covenants, with the most significant financial covenant being a debt service coverage calculation. These covenants limit the ability of certain of our subsidiaries to, among other things:

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

During the seven-year term following issuance, the senior notes will accrue interest at a fixed rate of 5.216% per year. Additionally, the senior notes have scheduled principal payments of $23.6 million in each of 2013 and 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. If we meet certain conditions, including a maximum leverage ratio of 4.5x total debt to EBITDA, we may elect to not make the scheduled principal payments. If the leverage ratio subsequently exceeds 4.5x, we must make up the payments we had elected not to make.

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

In the event that a rapid amortization event occurs under the indenture (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of the seven-year term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 223,000 square feet for our World Resource Center located in Ann Arbor, Michigan under an operating lease with Domino’s Farms Office Park, L.L.C. The lease, as amended, expires in December 2022 and has two five-year renewal options.

We own two domestic Company-owned store buildings and five supply chain center buildings. We also own four store buildings that we lease to domestic franchisees. All other domestic Company-owned stores are leased by us, typically under five-year leases with one or two five-year renewal options. All other domestic and international supply chain centers are leased by us, typically under leases ranging between five and 15 years with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

Item 3. Legal Proceedings.

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include, without limitation, workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Included in the matters described above, we are party to three employment practice cases and five casualty cases. We have established legal and insurance accruals for losses relating to these cases which we believe are reasonable based upon our assessment of the current facts and circumstances. However, it is reasonably possible that our ultimate losses could exceed the amounts recorded by $5.0 million. The remaining cases described above could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management’s opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 21, 2013, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 56,442,532 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.”

The following table presents the high and low closing prices by quarter for Domino’s Pizza, Inc.’s common stock, as reported by the NYSE, and dividends declared per common share.

	High	Low	Dividends Declared Per Share
2011:
First quarter (January 3, 2011 – March 27, 2011)	$18.19	$16.17	$—
Second quarter (March 28, 2011 – June 19, 2011)	24.92	17.87	—
Third quarter (June 20, 2011 – September 11, 2011)	28.05	23.17	—
Fourth quarter (September 12, 2011 – January 1, 2012)	34.91	26.00	—
2012:
First quarter (January 2, 2012 – March 25, 2012)	$38.22	$28.92	$3.00
Second quarter (March 26, 2012 – June 17, 2012)	37.81	28.75	—
Third quarter (June 18, 2012 – September 9, 2012)	36.19	28.75	—
Fourth quarter (September 10, 2012 – December 30, 2012)	43.46	33.93	—

Our Board of Directors declared a quarterly dividend of $0.20 per common share on February 27, 2013 payable on March 29, 2013 to shareholders of record at the close of business on March 15, 2013.

We anticipate continuing the payment of quarterly cash dividends. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and certain other factors. There can be no assurance as to the amount of free cash flow that we will generate in future years and, accordingly, dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of our Board of Directors.

As of February 21, 2013, there were 729 registered holders of record of Domino’s Pizza, Inc.’s common stock.

We currently have a Board of Directors-approved open market share repurchase program for up to $200.0 million of our common stock, of which approximately $152.4 million remained available at December 30, 2012 for future purchases of our common stock. Any future purchases of our common stock would be funded by current cash amounts, available borrowings or future excess cash flow.

The following table summarizes our repurchase activity during the fourth quarter ended December 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (September 10, 2012 to October 7, 2012)	108,473	$35.03	106,573	$194,169,316
Period #2 (October 8, 2012 to November 4, 2012)	1,645	40.44	—	194,169,316
Period #3 (November 5, 2012 to December 2, 2012)	643,853	40.05	641,595	168,477,564
Period #4 (December 3, 2012 to December 30, 2012)	388,480	41.44	388,480	152,378,451

Total	1,142,451	$40.05	1,136,648	$152,378,451

(1)	Includes 5,803 shares purchased as part of the Company’s employee stock purchase discount plan. During the fourth quarter, the shares were purchased at an average price of $40.25. All of the remaining shares presented were purchased pursuant to the publicly announced program.

The comparative stock performance line graph below compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. for the five-year period between December 31, 2007 through December 31, 2012, with cumulative total return on (i) the Total Return Index for the New York Stock Exchange (the “NYSE Composite Index”), (ii) the Standard & Poor’s 500 Index (the “S&P 500”) and (iii) the peer group, the Standard & Poors 400 Restaurant Index (the “S&P 400 Restaurant Index”). Management believes that the companies included in the S&P 400 Restaurant Index appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the NYSE Composite Index, the S&P 500 Index and the S&P 400 Restaurant Index on December 31, 2007.

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

	Fiscal year ended (5)
(dollars in millions, except per share data)	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012 (4)
Income statement data:
Revenues:
Domestic Company-owned stores	$357.7	$335.8	$345.6	$336.3	$323.7
Domestic franchise	153.9	157.8	173.3	187.0	195.0

Domestic stores	511.6	493.6	519.0	523.4	518.7
Domestic supply chain	771.1	763.7	875.5	927.9	942.2
International	142.4	146.8	176.4	200.9	217.6

Total revenues	1,425.1	1,404.1	1,570.9	1,652.2	1,678.4
Cost of sales	1,061.9	1,017.1	1,132.3	1,181.7	1,177.1

Operating margin	363.3	387.0	438.6	470.5	501.3
General and administrative expense	168.2	197.5	210.9	211.4	219.0

Income from operations	195.0	189.5	227.7	259.1	282.3
Interest income	2.7	0.7	0.2	0.3	0.3
Interest expense	(114.9)	(110.9)	(96.8)	(91.6)	(101.4)
Other (1)	—	56.3	7.8	—	—

Income before provision for income taxes	82.9	135.5	138.9	167.8	181.2
Provision for income taxes	28.9	55.8	51.0	62.4	68.8

Net income	$54.0	$79.7	$87.9	$105.4	$112.4

Earnings per share:
Common stock – basic	$0.93	$1.39	$1.50	$1.79	$1.99
Common stock – diluted	0.93	1.38	1.45	1.71	1.91
Dividends declared per share	$—	$—	$—	$—	$3.00
Balance sheet data (at end of period):
Cash and cash equivalents	$45.4	$42.4	$47.9	$50.3	$54.8
Restricted cash and cash equivalents	78.9	91.1	85.5	92.6	60.0
Working capital (2)	25.8	(31.9)	33.4	37.1	16.8
Total assets	463.8	453.8	460.8	480.5	478.2
Total long-term debt	1,704.4	1,522.5	1,451.3	1,450.4	1,536.4
Total debt	1,704.8	1,572.8	1,452.2	1,451.3	1,560.8
Total stockholders’ deficit	(1,424.6)	(1,321.0)	(1,210.7)	(1,209.7)	(1,335.5)

	Fiscal year ended (5)
(dollars in millions)	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012 (4)
Other financial data:
Depreciation and amortization	$28.4	$24.1	$24.1	$24.0	$23.2
Capital expenditures	19.4	22.9	25.4	24.3	29.3
Same store sales growth (3):
Domestic Company-owned stores	(2.2)%	(0.9)%	9.7%	4.1%	1.3%
Domestic franchise stores	(5.2)%	0.6%	10.0%	3.4%	3.2%

Domestic stores	(4.9)%	0.5%	9.9%	3.5%	3.1%
International stores	6.2%	4.3%	6.9%	6.8%	5.2%
Store counts (at end of period):
Domestic Company-owned stores	489	466	454	394	388
Domestic franchise stores	4,558	4,461	4,475	4,513	4,540

Domestic stores	5,047	4,927	4,929	4,907	4,928
International stores	3,726	4,072	4,422	4,835	5,327

Total stores	8,773	8,999	9,351	9,742	10,255

(1)	The fiscal 2009 and fiscal 2010 Other amounts represent the net gains recognized on the repurchase and retirement of principal on the 2007 fixed rate notes.
(2)	The working capital amounts exclude restricted cash amounts of $78.9 million in 2008, $91.1 million in 2009, $85.5 million in 2010, $92.6 million in 2011 and $60.0 million in 2012.
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

(4)	In connection with our recapitalization in 2012, Domino’s Pizza, Inc. borrowed $1.575 billion of fixed rate notes and used a portion of the proceeds from the borrowings to repay in full the outstanding principal under the 2007 fixed rate notes, pay accrued interest on the 2007 fixed rate notes, pay transaction-related fees and expenses and fund a reserve account for the payment of interest on the 2012 fixed rate notes. In fiscal 2012, the Company recorded $32.5 million of deferred financing costs as an asset in the consolidated balance sheet. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet in fiscal 2011 is expected to be amortized into interest expense over the seven-year expected term of the debt. In connection with the repayment of the 2007 fixed rate notes, we wrote off $8.1 million, net, of unamortized deferred financing fees and interest rate swap. Additionally, we incurred $2.1 million of interest expense on the 2007 borrowings subsequent to the closing of the 2012 Recapitalization but prior to the repayment of the 2007 fixed rate notes, resulting in the payment of interest on both the 2007 and 2012 facilities for a short period of time. Further, the Company incurred $0.3 million of other net 2012 Recapitalization-related general and administrative expenses, including stock compensation expenses, payroll taxes related to the payments made to certain stock option holders and legal and professional fees incurred in connection with the 2012 Recapitalization. In connection with the 2012 Recapitalization, the Company also paid a special cash dividend on our outstanding common stock totaling $171.1 million, made a corresponding anti-dilution equivalent payment of $13.5 million on certain stock options and accrued an estimated $2.4 million for payments to be made to certain performance-based restricted stock grants upon vesting. Total cash paid for common stock dividends and related anti-dilution payments totaled $185.5 million in fiscal 2012 and as of December 30, 2012 the total estimated liability recorded for future cash payments on certain performance-based restricted stock was approximately $1.5 million. Of the total amount of $187.0 million recorded for common stock dividends and related anti-dilution payments, $10.2 million was recorded as a reduction of additional paid-in capital and $176.8 million was recorded as an increase in retained deficit.
(5)	The 2009 fiscal year includes 53 weeks, while the 2008, 2010, 2011 and 2012 fiscal years each include 52 weeks.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter. Every five or six years our fiscal year includes an extra (or 53rd) week in the fourth quarter. Fiscal 2010, fiscal 2011 and fiscal 2012 each consisted of 52 weeks.

Description of the Business

We are the number one pizza delivery company in the United States with a 22.5% share of the pizza delivery market based on reported consumer spending. We also have a leading international presence and rank as the second largest pizza company in the world, based on number of units. We operate through a network of 388 Company-owned stores, all of which are in the United States, and 9,867 franchise stores located in all 50 states and in more than 70 international markets. In addition, we operate 19 regional manufacturing and supply chain centers in the contiguous United States as well as six dough manufacturing and supply chain centers outside the contiguous United States.

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

We devote significant attention to our brand-building efforts, which is evident in our system’s estimated $1.4 billion of domestic advertising spending over the past five years and our frequent designation as a MegaBrand by Advertising Age. We plan on continuing to build our brand and retail sales by satisfying customers worldwide with our pizza delivery and carry-out offerings and by continuing to invest significant amounts in the advertising and marketing of the Domino’s Pizza® brand.

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

Business Performance

During 2012, the Company continued to produce steady, consistent results with strong earnings per share growth and cash flows. The Company produced positive order count growth, sales growth and store growth domestically, while also producing sales growth and record store growth internationally. In 2012, we celebrated the opening of our 10,000th store, which is a significant milestone for our global brand. The results in 2012 demonstrated that we continue to deliver the products, service and value that are resonating with our global consumers. We have continued to improve store level profitability for our domestic franchise and Company-owned stores in 2012. Further, over the past several years, our focus domestically has been improving our Company through several initiatives, including investments to improve upon our menu, marketing, technology, operations and franchise base. Our menu improvements in 2012 included launching our Parmesan Bread Bites and our new Handmade Pan Pizza. Technology remains a focus for us as digital orders continue to grow. In 2011, we launched a new mobile application for the iPhone and iPod touch, and in 2012, we launched a new mobile application for the Android smartphone and for Amazon’s Kindle Fire. We believe our new product platforms combined with an innovative, transparent and effective advertising campaign, continued focus on operational excellence and new technology, generated strong sales and earnings growth for the Company in 2010, 2011 and 2012.

Our international division continued to post strong same store sales growth (5.2% in 2012) and had a record 492 net store openings, including 113 net stores in India, 64 net stores in Turkey and 50 net stores in the United Kingdom. Continued strong same store sales growth combined with continued store count growth, demonstrate the consistency and reliability of this growing business segment.

These strong results from both our domestic and international stores produced earnings per share growth and increased cash flows in 2012. We believe that our franchise business model provides a solid structure on which to build consistent retail sales and store growth that results in strong cash flows that we can deploy to drive shareholder value.

Worldwide store counts have increased from 8,999 at the beginning of 2010 to 10,255 at the end of 2012. This growth in store counts can be attributed to the global growth of our brand and our pizza delivery and carry-out concepts as well as the economics inherent in our system, which attract new franchisees and encourage existing franchisees to grow their businesses. Domestic same store sales increased 9.9% in 2010, 3.5% in 2011 and 3.1% in 2012. The significant increase in domestic same store sales in 2010 was attributable to our innovative and effective advertising campaign for our improved pizza recipe, continued focus on operational excellence and efforts to strengthen our franchisee base over the course of several years. The increase in domestic same store sales during both 2011 and 2012 demonstrates that our products and promotions continue to resonate with consumers. The Company experienced traffic increases in our domestic stores in 2010, 2011 and 2012. International same store sales increased 6.9% in 2010, 6.8% in 2011 and 5.2% in 2012. Internationally, same stores sales growth continues to result from the growing acceptance of pizza and delivered pizza around the globe and the successful execution of the Domino’s Pizza concept.

In 2012, global retail sales, which are total retail sales at Company-owned and franchise stores worldwide, increased 6.5% as compared to 2011. Retail sales for franchise stores are reported to the Company by its franchisees and are not included in Company revenues. This increase was driven primarily by both domestic and international same store sales growth as well as an increase in our worldwide store counts during the trailing four quarters, offset in part by the negative impact of foreign currency exchange rates. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our new products and promotions. International same store sales growth reflected continued strong performance in the markets where we compete. In 2011, global retail sales increased 11.0% as compared to 2010, driven primarily by both domestic and international same store sales growth, growth in worldwide store counts, and the positive impact of foreign currency exchange rates on our international sales.

Our revenues increased $26.2 million or 1.6% in 2012 and increased $81.3 million or 5.2% in 2011. The increase in revenues in 2012 was driven primarily by higher international revenues attributable to same store sales and store count growth, higher supply chain revenues due primarily to a change in the mix of products sold, offset in part by slightly lower volumes and higher domestic franchise revenues due to an increase in same store sales. These increases were offset, in part by lower Company-owned store revenues, resulting from the sale of 58 Company-owned stores to multiple franchisees during fiscal 2011 and six Company-owned stores in the first quarter of 2012, as well as the negative impact on international revenues of changes in foreign currency exchange rates. The increase in revenues in 2011 was driven by higher domestic supply chain revenues resulting from higher cheese and other commodity prices and higher international revenues attributable to same store sales, store count growth and the positive impact of foreign currency exchange rates. Additionally, domestic franchise revenues were higher due to an increase in domestic same store sales and fees paid by franchisees related to the in-sourcing of certain services, such as online ordering and a call center. We also incurred an increase in general and administrative expenses for these services paid by franchisees. These increases were offset in part by lower Company-owned store revenues resulting from the sale of 58 Company-owned stores to multiple franchisees during 2011.

Income from operations increased $23.2 million or 8.9% in 2012 and increased $31.4 million or 13.8% in 2011. The increase in 2012 was driven primarily by higher royalty revenues from both domestic and international franchise stores, higher domestic Company-owned store margins and higher domestic supply chain margins as described in more detail below. These increases were offset, in part, by the negative impact of the changes in foreign currency exchange rates and higher general and administrative expenses. The increase in 2011 was driven primarily by higher royalty revenues from both domestic and international franchise stores and to a lesser extent, the positive impact of changes in foreign currency exchange rates. Additionally, income from operations in 2011 benefited from higher domestic Company-owned store margins.

Net income increased $7.0 million or 6.7% in 2012 and increased $17.5 million or 19.8% in 2011. The increase in 2012 was due primarily to domestic and international same store sales growth, global store growth, higher domestic Company-owned store margins and higher domestic supply chain margins and was negatively impacted by changes in foreign currency exchange rates and higher general and administrative expenses. Additionally, fiscal 2012 was negatively impacted by approximately $10.5 million of net pre-tax expenses incurred in connection with the Company’s recapitalization. The increase in net income in 2011 was due primarily to the aforementioned increase in income from operations and lower interest expense. The increase was offset in part by gains recorded on the extinguishment of debt in 2010.

We operate with significant levels of debt. As of December 30, 2012, consolidated debt was $1.56 billion. Historically, a large portion of our cash flows from operations has been used to make principal and interest payments on our indebtedness as well as distributions to shareholders in the form of dividends and stock repurchases. Our securitized debt requires principal and interest payments until the expected repayment date of January 2019. The scheduled principal payments are $23.6 million in each of 2013 and 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. During fiscal 2012, the Company made principal payments of approximately $17.7 million. Overall, we believe that our ability to consistently produce significant excess cash flows allows us the flexibility not only to service our debt but also to invest in our growing business as well as return cash to our shareholders.

Critical accounting policies and estimates

The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates, including those related to revenue recognition, allowances for uncollectible receivables, long-lived and intangible assets, insurance and legal matters, share-based payments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Changes in our accounting policies and estimates could materially impact our results of operations and financial condition for any particular period. We believe that our most critical accounting policies and estimates are:

Revenue recognition. We earn revenues through our network of domestic Company-owned and franchise stores, dough manufacturing and supply chain centers and international operations. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchise stores are recognized as revenues when the items are delivered to or carried out by customers. Retail sales are generally reported and related royalties paid to the Company on a weekly basis based on a percentage of retail sales, as specified in the related standard franchise agreement (generally 5.5% of domestic franchise retail sales). In the event that retail sales are not reported timely by a franchisee, the Company will record royalty revenues in the period earned based on an estimate of the franchisee’s sales; however, these estimates are not significant and have historically been materially consistent with the actual amounts. Revenues from Company-owned stores and royalty revenues from franchise stores fluctuate from time-to-time as a result of store count changes. For example, if a Company-owned store that generated $500,000 in revenue in fiscal 2011 is sold to a franchisee in fiscal 2012, revenues from Company-owned stores would have declined by $500,000 in fiscal 2012, while franchise royalty revenues would have increased by only $27,500 in fiscal 2012, as we generally collect 5.5% of a domestic franchisee’s retail sales. Sales of food from our supply chain centers are recognized as revenues upon delivery of the food to franchisees, while sales of equipment and supplies are generally recognized as revenues upon shipment of the related products to franchisees.

Allowances for uncollectible receivables. We closely monitor our accounts and notes receivable balances and provide allowances for uncollectible amounts as a result of our reviews. These estimates are based on, among other factors, historical collection experience and a review of our receivables by aging category. Additionally, we may also provide allowances for uncollectible receivables based on specific customer collection issues that we have identified. While write-offs of bad debts have historically been within our expectations and the provisions established, management cannot guarantee that future write-offs will not exceed historical rates. Specifically, if the financial condition of our franchisees were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

At December 30, 2012, our total allowance for uncollectible accounts receivables was approximately $5.9 million, compared to $5.4 million at January 1, 2012, representing approximately 5.9% of our consolidated gross accounts receivable at both those respective year-ends. A 10% change in our allowance for uncollectible accounts receivables at December 30, 2012 would result in a change in reserves of approximately $0.6 million and a change in income before provision for income taxes by the same amount. Currently, management does not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that were used to calculate our allowance for uncollectible accounts receivables.

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

We have not made any significant changes in the methodology used to project the future market cash flows of Company-owned stores during the years presented. Same store sales fluctuations and the rates at which operating costs will fluctuate in the future are key factors in evaluating recoverability of the related assets. If our same store sales significantly decline or if operating costs increase and we are unable to recover these costs, the carrying value of our Company-owned stores, by market, may be unrecoverable and we may be required to recognize an impairment charge. At December 30, 2012, we determined that our long-lived assets were not impaired.

A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment, specifically, our Company-owned stores. We evaluate goodwill annually for impairment by comparing the fair value of the reporting unit, which is primarily determined using the present value of historical cash flows, to its carrying value. If the carrying value of the reporting unit exceeds the fair value, goodwill would be impaired. We have not made any significant changes in the methodology used to evaluate goodwill impairment during the years presented. At December 30, 2012, the fair value of our business operations with associated goodwill exceeded their recorded carrying value, including the related goodwill. If cash flows generated by our Company-owned stores were to decline significantly in the future or there were negative revisions to the market multiple assumption, we may be required to recognize a goodwill impairment charge. However, based on the latest impairment analysis, we do not believe it is reasonably likely that there could be changes in assumptions that would trigger impairment.

Insurance and legal matters. We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. While historically our actual losses have been materially consistent with our reserves, legal judgments can be volatile and difficult to predict. Accordingly, if our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods. We had accruals for legal matters of approximately $10.1 million at January 1, 2012 and approximately $5.0 million at December 30, 2012.

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

Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. While historically our actual losses have been materially consistent with our reserves, changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our self-insurance liability at December 30, 2012 would have affected our income before provision for income taxes by approximately $3.7 million for fiscal 2012. We had accruals for insurance matters of approximately $34.4 million at January 1, 2012 and $37.2 million at December 30, 2012.

Share-based payments. We recognize compensation expense related to our share-based compensation arrangements over the requisite service period based on the grant date fair value of the awards. The grant date fair value of each restricted stock and performance-based restricted stock award is equal to the market price of our stock on the date of grant. The grant date fair value of each stock option award is estimated using a Black-Scholes option pricing model. The pricing model requires assumptions, including the expected life of the stock option, the risk-free interest rate, the expected dividend yield and expected volatility of our stock over the expected life, which significantly impact the assumed fair value. We are also required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. We use historical data to determine these assumptions. Additionally, our stock option, restricted stock and performance-based restricted stock arrangements provide for accelerated vesting and the ability to exercise during the remainder of the ten-year stock option life upon the retirement of individuals holding the awards who have achieved specified service and age requirements. Management believes that the methods and various assumptions used to determine compensation expense related to these arrangements are reasonable, but if the assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years.

Income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities and reserves for uncertain tax positions. We measure deferred tax assets and liabilities using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes and related reserves, deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. During fiscal 2012 and in connection with the sale of its six remaining Company-owned stores in a certain market to a franchisee, the Company recorded a deferred tax asset related to the capital loss that resulted from the write-off of the tax basis goodwill associated with the market that was sold. Management believes it is more likely than not that a portion of the deferred tax asset will not be realized and provided a valuation allowance of approximately $0.9 million. The valuation allowance was recorded as an increase to the provision for income taxes and increased the Company’s effective tax rate in 2012. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax asset will be realized. The Company had no additional valuation allowances recorded for deferred tax assets as of December 30, 2012. Our accounting for deferred tax assets represents our best estimate of future events. Our net deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operation.

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

Same Store Sales Growth

	2010	2011	2012
Domestic Company-owned stores	9.7%	4.1%	1.3%
Domestic franchise stores	10.0%	3.4%	3.2%

Domestic stores	9.9%	3.5%	3.1%
International stores	6.9%	6.8%	5.2%

Store Growth Activity

	Domestic Company-owned Stores	Domestic Franchise	Domestic Stores	International Stores	Total
Store count at January 3, 2010	466	4,461	4,927	4,072	8,999
Openings	—	88	88	392	480
Closings	(1)	(85)	(86)	(42)	(128)
Transfers	(11)	11	—	—	—

Store count at January 2, 2011	454	4,475	4,929	4,422	9,351
Openings	1	66	67	473	540
Closings	(3)	(86)	(89)	(60)	(149)
Transfers	(58)	58	—	—	—

Store count at January 1, 2012	394	4,513	4,907	4,835	9,742
Openings	2	80	82	559	641
Closings	(2)	(59)	(61)	(67)	(128)
Transfers	(6)	6	—	—	—

Store count at December 30, 2012	388	4,540	4,928	5,327	10,255

Income Statement Data

(dollars in millions)	2010		2011		2012
Domestic Company-owned stores	$345.6		$336.3		$323.7
Domestic franchise	173.3		187.0		195.0
Domestic supply chain	875.5		927.9		942.2
International	176.4		200.9		217.6

Total revenues	1,570.9	100.0%	1,652.2	100.0%	1,678.4	100.0%
Domestic Company-owned stores	278.3		267.1		247.4
Domestic supply chain	778.5		831.7		843.3
International	75.5		82.9		86.4

Cost of sales	1,132.3	72.1%	1,181.7	71.5%	1,177.1	70.1%
Operating margin	438.6	27.9%	470.5	28.5%	501.3	29.9%
General and administrative	210.9	13.4%	211.4	12.8%	219.0	13.1%

Income from operations	227.7	14.5%	259.1	15.7%	282.3	16.8%
Interest expense, net	(96.6)	(6.2)%	(91.3)	(5.5)%	(101.1)	(6.0)%
Other	7.8	0.5%	—	—	—	—

Income before provision for income taxes	138.9	8.8%	167.8	10.2%	181.2	10.8%
Provision for income taxes	51.0	3.2%	62.4	3.8%	68.8	4.1%

Net income	$87.9	5.6%	$105.4	6.4%	$112.4	6.7%

2012 compared to 2011

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

Consolidated revenues increased $26.2 million or 1.6% in 2012. This increase in revenues was due primarily to higher international revenues attributable to same store sales and store count growth, higher supply chain revenues due primarily to a change in the mix of products sold, offset in part by slightly lower volumes and higher domestic franchise revenues due to an increase in same store sales and store count growth. These increases were offset, in part by lower Company-owned store revenues, resulting from the sale of 58 Company-owned stores to multiple franchisees during fiscal 2011 and six Company-owned stores in the first quarter of 2012, and the negative impact on international revenues of changes in foreign currency exchange rates. These changes in revenues are more fully described below.

Domestic stores. Domestic stores revenues are primarily comprised of retail sales from domestic Company-owned store operations as well as royalties from retail sales and other fees from domestic franchise stores, as summarized in the following table.

	2011		2012
Domestic Company-owned stores	$336.3	64.3%	$323.7	62.4%
Domestic franchise	187.0	35.7%	195.0	37.6%

Total domestic stores revenues	$523.4	100.0%	$518.7	100.0%

Domestic stores revenues decreased $4.7 million or 0.9% in 2012. This decrease was due primarily to lower Company-owned store revenues, resulting from the sale of 58 Company-owned stores to multiple franchisees during fiscal 2011 and six Company-owned stores in the first quarter of 2012. The decrease was offset in part by higher domestic Company-owned and franchise same store sales. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations decreased $12.6 million or 3.8% in 2012. This decrease was due to fewer Company-owned stores being open during 2012, primarily as a result of the sale of 58 Company-owned stores to multiple franchisees during fiscal 2011 and six Company-owned stores in the first quarter of 2012. The decrease was partially offset by a 1.3% increase in same store sales compared to 2011. There were 394 domestic Company-owned stores in operation as of January 1, 2012 and 388 domestic Company-owned stores in operation as of December 30, 2012.

Domestic franchise. Revenues from domestic franchise operations increased $8.0 million or 4.3% in 2012. This increase was due primarily to higher domestic franchise same store sales and an increase in the average number of domestic franchise stores open during 2012. Additionally, domestic franchise revenues in 2012 benefited from a 3.2% increase in same store sales compared to 2011. There were 4,513 domestic franchise stores in operation as of January 1, 2012 and 4,540 domestic franchise stores in operation as of December 30, 2012.

Domestic supply chain. Revenues from domestic supply chain operations increased $14.3 million or 1.5% in 2012. This increase was due primarily to a change in the mix of products sold and an increase in the number of franchise stores in operation. This was offset in part by slightly lower volumes and slightly lower overall commodity prices, including cheese. Cheese prices negatively impacted revenues by approximately $9.9 million in 2012.

International. International revenues primarily consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $16.7 million or 8.3% in 2012. This increase was due primarily to higher international royalty and other revenues and higher international supply chain revenues. This increase was negatively impacted by approximately $4.0 million related to changes in foreign currency exchange rates. These changes in international revenues are more fully described below.

	2011		2012
International royalty and other	$107.9	53.7%	$120.1	55.2%
International supply chain	93.0	46.3%	97.5	44.8%

Total international revenues	$200.9	100.0%	$217.6	100.0%

International royalty and other. Revenues from international royalties and other increased $12.2 million or 11.2% in 2012. This increase was due primarily to higher same store sales and an increase in the average number of international stores open during 2012, offset in part by the negative impact of changes in foreign currency exchange rates of approximately $4.0 million in 2012. On a constant dollar basis (which excludes the impact of foreign currency exchange rates), same store sales increased 5.2% in 2012 compared to 2011. On a historical dollar basis (which includes the impact of foreign currency exchange rates), same store sales increased 2.1% in 2012 compared to 2011. The variance in our same store sales on a constant dollar basis versus a historical dollar basis in 2012 was caused by stronger U.S. dollar when compared to the currencies in the international markets in which we compete. There were 4,835 international stores in operation as of January 1, 2012 and 5,327 international stores in operation as of December 30, 2012.

International supply chain. Revenues from international supply chain operations increased $4.5 million or 4.9% in 2012. This increase resulted primarily from higher volumes in 2012.

Cost of sales / Operating margin. Consolidated cost of sales consists primarily of domestic Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $30.8 million or 6.6% in 2012, as summarized in the following table.

	2011		2012
Consolidated revenues	$1,652.2	100.0%	$1,678.4	100.0%
Consolidated cost of sales	1,181.7	71.5%	1,177.1	70.1%

Consolidated operating margin	$470.5	28.5%	$501.3	29.9%

The $30.8 million increase in consolidated operating margin was due primarily to higher domestic and international franchise revenues, higher margins at our Company-owned stores and higher domestic supply chain margins. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, our consolidated operating margin increased 1.4 percentage points in 2012, due primarily to a higher mix of franchise revenues, higher Company-owned stores operating margins and lower overall commodity prices, including cheese.

Domestic Company-owned stores. The domestic Company-owned store operating margin ,which does not include other store-level costs such as royalties and advertising, increased $7.0 million or 10.1% in 2012, as summarized in the following table.

	2011		2012
Revenues	$336.3	100.0%	$323.7	100.0%
Cost of sales	267.1	79.4%	247.4	76.4%

Store operating margin	$69.3	20.6%	$76.3	23.6%

The $7.0 million increase in the domestic Company-owned store operating margin was due primarily to lower food costs, lower labor and related expenses, lower occupancy expenses, lower insurance expenses and the positive impact of a higher average customer price paid per order. The sale of 58 Company-owned stores to multiple franchisees in fiscal 2011 and six Company-owned stores in the first quarter of 2012 had a slightly positive impact on the domestic Company-owned stores operating margin in 2012. As a percentage of store revenues, the store operating margin increased 3.0 percentage points in 2012, as discussed in more detail below.

As a percentage of store revenues, food costs decreased 1.2 percentage points to 27.1% in 2012, due primarily to the positive impact of a higher average customer price paid per order and lower overall commodity prices, including cheese. The cheese block price per pound averaged $1.69 in 2012 compared to $1.80 in 2011.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.8 percentage points to 9.5% in 2012 due primarily to lower rates and reduced usage per store, and to a lesser extent, the positive impact of a higher average customer price paid per order on utilities and depreciation costs per store during fiscal 2012.

As a percentage of store revenues, labor and related costs decreased 0.6 percentage points to 28.4% in 2012, due primarily to the positive impact of a higher average customer price paid per order during fiscal 2012.

As a percentage of store revenues, insurance costs decreased 0.6 percentage points to 3.1% in 2012, due primarily to lower health insurance expenses per store.

Domestic supply chain. The domestic supply chain operating margin increased $2.7 million or 2.8% in 2012, as summarized in the following table.

	2011		2012
Revenues	$927.9	100.0%	$942.2	100.0%
Cost of sales	831.7	89.6%	843.3	89.5%

Domestic supply chain operating margin	$96.2	10.4%	$98.9	10.5%

The domestic supply chain operating margin increased $2.7 million in 2012 due primarily to a change in the mix of products sold, offset in part by slightly lower volumes.

As a percentage of domestic supply chain revenues, the domestic supply chain operating margin increased 0.1 percentage points in 2012 due primarily to a decrease in overall commodity prices, including cheese and a change in the mix of products sold. This was offset in part by slightly lower volumes. Decreases in certain food prices, including cheese, have a positive effect on the domestic supply chain operating margin percentage due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2012 cheese prices been in effect during 2011, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.5% for 2011 versus the reported 10.4%. However, the dollar margin would have been unaffected.

General and administrative expenses. General and administrative expenses increased $7.6 million or 3.6% in 2012. Approximately $2.2 million of the increase in general and administrative expenses in fiscal 2012 resulted from pre-tax gains recorded on the sale of certain Company-owned operations in 2011 that did not recur in 2012. Additionally, approximately $0.3 million of recapitalization-related expenses that were recorded in the first quarter of 2012 negatively impacted the year-over-year comparison. Excluding these items, general and administrative expenses increased $5.1 million in fiscal 2012. These increases were primarily due to a $3.7 million increase in non-cash compensation, investments in additional technology and international team members, and other strategic initiatives.

Interest income. Interest income remained flat at $0.3 million in 2012.

Interest expense. Interest expense increased $9.8 million to $101.4 million in 2012. The increase was due primarily to approximately $10.2 million of expenses incurred in the first quarter of 2012 related to the 2012 Recapitalization, including $8.1 million of write-offs of deferred financing fees and the interest rate swap related to the extinguished debt and $2.1 million of interest expense that was incurred on the 2007 debt subsequent to the closing of the 2012 Recapitalization but prior to the repayment of the 2007 debt.

Our cash borrowing rate decreased 0.4 percentage points to 5.5% during fiscal 2012. Our average outstanding debt balance, excluding capital lease obligations, was approximately $1.6 billion in 2012 and approximately $1.4 billion in 2011. The decrease in the Company’s cash borrowing rate and the increase in the Company’s average outstanding debt balance resulted from the completion of the 2012 Recapitalization during the first quarter of 2012.

Provision for income taxes. Provision for income taxes increased $6.4 million to $68.8 million in 2012, due primarily to higher pre-tax income. The Company’s effective income tax rate increased 0.8 percentage points to 38.0% of pre-tax income in 2012 due primarily to a lower effective income tax rate in 2011 resulting from higher wage credits.

2011 compared to 2010

(tabular amounts in millions, except percentages)

Revenues. Consolidated revenues increased $81.3 million or 5.2% in 2011. This increase in revenues was due primarily to higher domestic supply chain revenues resulting from higher cheese and other commodity prices and higher international revenues attributable to same store sales, store count growth and the positive impact of foreign currency exchange rates. Additionally, domestic franchise revenues were higher due to an increase in domestic same store sales and fees paid by franchisees related to the in-sourcing of certain services, such as online ordering and a call center, which we operate as long-term cost recovery initiatives. We also incurred an increase in general and administrative expenses for these services paid by franchisees. These increases were offset in part by lower Company-owned store revenues resulting from the sale of 58 Company-owned stores to multiple franchisees during 2011. These changes in revenues are more fully described below.

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

Cost of sales / Operating margin. The consolidated operating margin increased $31.9 million or 7.3% in 2011, as summarized in the following table.

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

Liquidity and capital resources

As of December 30, 2012, we had working capital of $16.8 million, excluding restricted cash and cash equivalents of $60.0 million and including total unrestricted cash and cash equivalents of $54.8 million. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business and repurchase our fixed rate notes and our common stock, reduce our working capital amounts. As of December 30, 2012, we had approximately $38.4 million of restricted cash held for future principal and interest payments, $21.4 million of restricted cash held in a three month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash, for a total of $60.0 million of restricted cash and cash equivalents.

On March 16, 2012, we announced that we had completed the 2012 Recapitalization in which certain of our subsidiaries replaced the outstanding 2007 fixed rate notes and variable funding notes (the 2007 Notes) with new notes (the Notes) issued pursuant to an asset-backed securitization. The Notes consist of $1.575 billion of Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the Fixed Rate Notes) and $100 million of Series 2012-1 Variable Funding Senior Secured Notes, Class A-1 (the Variable Funding Notes). The Notes were issued in a private placement transaction by indirect, bankruptcy-remote subsidiaries that hold substantially all of our revenue-generating assets, excluding Company-owned stores. The Fixed Rate Notes have an expected maturity of seven years and a legal maturity of 30 years. The Variable Funding Notes have an expected maturity of five years, with an option for up to two one-year renewals (subject to certain minimum financial conditions), and a legal maturity of 30 years. The Variable Funding Notes were undrawn on the closing date. At December 30, 2012, approximately $43.5 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $56.5 million of Variable Funding Notes available for borrowings. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases.

The Fixed Rate Notes have scheduled principal payments of $23.6 million in each of 2013 and 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. During fiscal 2012, we made principal payments of approximately $17.7 million. If we meet certain conditions, including a maximum leverage ratio of 4.5x total debt to EBITDA, we may elect to not make the scheduled principal payments. If the leverage ratio subsequently exceeds 4.5x, we must make-up the payments we had elected not to make.

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage calculation, as defined in the related agreements. The Notes also include a financial covenant based on the achievement of a minimum amount of global retail sales. In the event that certain covenants are not met, the Notes may become due and payable on an accelerated schedule.

We used a portion of the proceeds from the 2012 Recapitalization to repay approximately $1.447 billion in outstanding principal under the 2007 Notes. The proceeds were also used to pay accrued interest on the 2007 Notes and transaction-related fees and expenses incurred in connection with the 2012 Recapitalization and to fund a reserve account for the payment of interest on the Notes.

On March 16, 2012, our Board of Directors declared a $3.00 per share special cash dividend on the outstanding common stock totaling $171.1 million, which was paid on April 2, 2012 to stockholders of record at the close of business on March 26, 2012. Additionally, pursuant to the anti-dilution provisions in our underlying stock option plans, on April 2, 2012, we made a corresponding cash payment of approximately $13.5 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment totaling $3.00 per share. On April 2, 2012, we also accrued an estimated $2.4 million for payments to be made as certain performance-based restricted stock grants vest. The dividend and related dividend equivalent payments were funded with the remaining proceeds from the 2012 Recapitalization and cash on hand. These anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit. As of December 30, 2012, total cash paid for common stock dividends and related anti-dilution equivalent payments was approximately $185.5 million and the total estimated liability recorded for future cash payments on certain performance-based restricted stock was approximately $1.5 million.

During fiscal 2012 and in connection with the 2012 Recapitalization, we incurred approximately $10.5 million of net expenses. Additionally, in connection with the 2012 Recapitalization, we recorded an additional $32.5 million of deferred financing costs as an asset in the consolidated balance sheet during fiscal 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012 is expected to be amortized into interest expense over the seven-year expected term of the debt.

As of December 30, 2012, we had approximately $1.56 billion of total debt, of which $24.3 million was classified as a current liability. Additionally, as of December 30, 2012, we had $43.5 million of outstanding letters of credit and $56.5 million of available borrowing capacity under our $100.0 million Variable Funding Notes. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the Variable Funding Notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. Our primary source of liquidity is cash flows from operations and availability of borrowings under our Variable Funding Notes.

The Company has a Board of Directors approved open market share repurchase program of the Company’s common stock, which was reset during the third quarter of 2012 at $200.0 million. The open market share repurchase program has historically been funded by excess cash flows and borrowings available under the Variable Funding Notes. The Company used cash of approximately $165.0 million and $88.2 million in 2011 and 2012, respectively, for share repurchases under this program. The Company has approximately $152.4 million left under the $200.0 million authorization as of December 30, 2012. We expect to continue to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the Variable Funding Notes) availability under the Variable Funding Notes to, among other things, repurchase shares under the current authorized program.

During fiscal 2012, we experienced increases in both domestic and international same store sales versus fiscal 2011. Additionally, our international business continued to grow stores at a record pace in fiscal 2012 and our international store count surpassed the number of stores domestically. These factors have contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, ongoing cash flows from operations and available borrowings under the Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business, and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. Management believes its current unrestricted cash and cash equivalents balance and its expected ongoing cash flows from operations will be sufficient to fund operations for the foreseeable future.

We generally expect annual capital expenditures of approximately $25.0 million to $35.0 million. These capital expenditures primarily relate to investments in existing Company-owned stores and supply chain centers as well as investments in our proprietary internally developed point-of-sale system (Domino’s PULSE™), our digital ordering platform and other technology initiatives; all of which we believe are necessary to sustain and grow our business. We did not have any material commitments for capital expenditures as of December 30, 2012.

Cash provided by operating activities was $176.3 million in 2012, $153.1 million in 2011 and $128.3 million in 2010. The $23.2 million increase in 2012 versus 2011 was due primarily to a $15.1 million increase in net income excluding non-cash adjustments and an $8.1 million net change in operating assets and liabilities, due primarily to the timing of payments on current operating liabilities and the timing of prepaid expenses. The $24.8 million increase in 2011 versus 2010 was due primarily to a $13.4 million net change in operating assets and liabilities, due primarily to the timing of payments on current operating liabilities and an $11.4 million increase in net income excluding non-cash adjustments. We are focused on continually improving our net income and cash flow from operations. As noted above, we generated $176.3 million of cash from our operating activities. Even after deducting our $29.3 million of capital expenditures, we generated a substantial amount of excess cash in 2012, some of which was deployed on other activities, including the special dividend paid from the 2012 Recapitalization, repurchases of our common stock or similar uses of cash. Management expects to continue to generate positive cash flows from operating activities for the foreseeable future.

Cash provided by investing activities was $7.3 million in 2012. Cash used in investing activities was $26.9 million in 2011 and $18.4 million in 2010. The $34.2 million net change in 2012 versus 2011 was due primarily to a $39.7 million decrease in restricted cash and cash equivalents due to the Company eliminating cash pledged as collateral on its letters of credit. In connection with the 2012 Recapitalization, these letters of credit now reduce the amount of borrowing available under the Company’s Variable Funding Notes. This was offset in part by a $4.9 million increase in capital expenditures during 2012 as a result of increased investments in existing Company-owned stores and supply chain centers as well as investments in our technology initiatives; all of which we believe are necessary to sustain and grow our business. The $8.5 million increase in 2011 versus 2010 was due primarily to a $12.7 million change in restricted cash and cash equivalents, offset in part by a $3.3 million increase in proceeds from the sale of assets, resulting from the sale of certain Company-owned operations in 2011, and a $1.1 million decrease in capital expenditures.

Cash used in financing activities was $177.4 million in 2012, $123.5 million in 2011 and $104.3 million in 2010. The $53.9 million increase in 2012 versus 2011 was due primarily to $1.4 billion of repayments of the 2007 debt facilities, $185.5 million dividend and equivalent payments, a $28.8 million increase in cash paid for financing costs, all of which resulted from our 2012 Recapitalization, and a $24.6 million decrease in proceeds from the exercise of stock options. These uses of cash for financing activities were offset, in part by $1.6 billion of proceeds from issuance of the 2012 Fixed Rate Notes and a $76.8 million decrease in purchases of common stock. The $19.2 million increase in 2011 versus 2010 was due primarily to a $159.6 million increase in purchases of common stock, $3.8 million cash paid for financing costs in 2011 and a $2.4 million increase in tax payments for restricted stock. These increases were offset in part by a $115.9 million decrease in repayments of long-term debt and capital lease obligations, a $24.1 million increase in the proceeds from exercise of stock options and a $13.5 million increase in the tax impact of our equity-based compensation.

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

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2010, 2011 or 2012. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance was effective for the Company’s fiscal year ending December 30, 2012 and did not have a material impact on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Contractual obligations

The following is a summary of our significant contractual obligations at December 30, 2012.

(dollars in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt (1):
Principal	$23.6	$23.6	$29.5	$37.4	$39.4	$1,403.7	$1,557.3
Interest (3)	80.8	80.0	78.0	76.3	74.5	90.2	479.8
Capital leases (2)	1.0	0.7	0.7	0.7	0.7	0.5	4.4
Operating leases (4)	37.2	32.5	28.9	24.1	18.5	43.2	184.3

(1)	The maturity date of the long-term debt noted within the table above reflects the Company’s expected repayment date of January 2019, rather than the legal maturity date of January 2042.
(2)	The principal portion of the capital lease obligation amounts above, which totaled $3.5 million at December 30, 2012, are classified as debt in our consolidated financial statements.
(3)	The interest rate on our variable funding notes is based primarily on a current commercial paper rate plus 0.5%. The interest rate on Class A-2 notes is fixed at 5.216% per year.
(4)	We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center, which is our corporate headquarters, under leases with expiration dates through 2022.

Liabilities for unrecognized tax benefits of $3.5 million are excluded from the above table, as we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on unrecognized tax benefits see Note 6 to the consolidated financial statements included in this Form 10-K.

Off-balance sheet arrangements

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit as of December 30, 2012 were approximately $43.5 million and relate to our insurance programs and supply chain center leases. The Company has also guaranteed borrowings of franchisees of approximately $0.1 million as of December 30, 2012. Additionally, the Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $1.5 million as of December 30, 2012. We believe that none of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K includes various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. Forward-looking statements include information concerning future results of operations, and business strategy. Also, statements that contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “potential,” “outlook” and similar terms and phrases, including references to assumptions, are forward-looking statements. These forward-looking statements relating to our anticipated profitability, the growth of our international business, ability to service our indebtedness, our intentions with respect to the extension of the interest-only period on our fixed rate notes, our operating performance, the anticipated success of our new core pizza product, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in this Form 10-K. Actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

•	our substantial increased indebtedness as a result of the recapitalization in 2012 and our ability to incur additional indebtedness or refinance that indebtedness in the future;

•	our future financial performance;

•	the success of our marketing initiatives;

•	our future cash needs;

•	our ability to maintain good relationships with our franchisees;

•	our ability to successfully implement cost-saving strategies;

•	increases in our operating costs, including cheese, fuel and other commodity costs and the minimum wage;

•	our ability to compete domestically and internationally in our intensely competitive industry;

•	additional risk precipitated by international operations;

•	our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel;

•	our ability to pay principal and interest on our substantial debt;

•	our ability to find and/or retain suitable real estate for our stores and supply chain centers;

•	adverse legislation, regulation or publicity;

•	adverse legal judgments or settlements;

•	food-borne illness or contamination of products;

•	data breaches or other cyber risks;

•	the effect of war, terrorism or catastrophic events;

•	our ability to pay dividends;

•	changes in consumer taste, demographic trends and traffic patterns; and

•	adequacy of insurance coverage.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalization in 2012, we issued fixed rate notes and, at December 30, 2012, we are only exposed to interest rate risk on borrowings under our variable funding notes. As of December 30, 2012, we had no borrowings under of variable funding note facility and $56.5 million available for borrowing, which is net of letters of credit of $43.5 million. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

We are exposed to market risks from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. We may periodically enter into financial instruments to manage this risk. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled and are accounted for as normal purchases.

Interest rate derivatives

From time to time we have entered into interest rate swaps, collars or similar instruments with the objective of managing volatility relating to our borrowing costs. We had no outstanding derivative instruments as of January 1, 2012 or December 30, 2012.

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Total revenues of approximately 11.2% in 2010, 12.2% in 2011 and 13.0% in 2012 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $8.7 million in 2012.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Domino’s Pizza, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Domino’s Pizza, Inc. and its subsidiaries at December 30, 2012 and January 1, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9(A). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 28, 2013

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 1, 2012	December 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,292	$54,813
Restricted cash and cash equivalents	92,612	60,015
Accounts receivable, net of reserves of $5,446 in 2011 and $5,906 in 2012	87,200	94,103
Inventories	30,702	31,061
Notes receivable, net of reserves of $324 in 2011 and $630 in 2012	945	1,858
Prepaid expenses and other	12,232	11,210
Advertising fund assets, restricted	36,281	37,917
Deferred income taxes	16,579	15,290

Total current assets	326,843	306,267

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	23,714	24,460
Leasehold and other improvements	79,518	80,279
Equipment	171,726	168,452
Construction in progress	6,052	9,967

	281,010	283,158
Accumulated depreciation and amortization	(188,610)	(191,713)

Property, plant and equipment, net	92,400	91,445

OTHER ASSETS:
Investments in marketable securities, restricted	1,538	2,097
Notes receivable, less current portion, net of reserves of $1,735 in 2011 and $814 in 2012	5,070	3,028
Deferred financing costs, net of accumulated amortization of $25,590 in 2011 and $5,201 in 2012	16,051	34,787
Goodwill	16,649	16,598
Capitalized software, net of accumulated amortization of $51,274 in 2011 and $48,381 in 2012	8,176	11,387
Other assets, net of accumulated amortization of $4,070 in 2011 and $4,404 in 2012	8,958	8,635
Deferred income taxes	4,858	3,953

Total other assets	61,300	80,485

Total assets	$480,543	$478,197

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

	January 1, 2012	December 30, 2012
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$904	$24,349
Accounts payable	69,714	77,414
Accrued compensation	21,691	21,843
Accrued interest	15,775	15,035
Insurance reserves	13,023	12,964
Legal reserves	10,069	5,025
Advertising fund liabilities	36,281	37,917
Other accrued liabilities	29,718	34,951

Total current liabilities	197,175	229,498

LONG-TERM LIABILITIES:
Long-term debt, less current portion	1,450,369	1,536,443
Insurance reserves	21,334	24,195
Deferred income taxes	5,021	7,001
Other accrued liabilities	16,383	16,583

Total long-term liabilities	1,493,107	1,584,222

Total liabilities	1,690,282	1,813,720

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 57,741,208 in 2011 and 56,313,249 in 2012 issued and outstanding	577	563
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	—	1,664
Retained deficit	(1,207,915)	(1,335,364)
Accumulated other comprehensive loss	(2,401)	(2,386)

Total stockholders’ deficit	(1,209,739)	(1,335,523)

Total liabilities and stockholders’ deficit	$480,543	$478,197

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	January 2,	January 1,	December 30,
	2011	2012	2012
REVENUES:
Domestic Company-owned stores	$345,636	$336,349	$323,652
Domestic franchise	173,345	187,007	195,000
Domestic supply chain	875,517	927,904	942,219
International	176,396	200,933	217,568

Total revenues	1,570,894	1,652,193	1,678,439

COST OF SALES:
Domestic Company-owned stores	278,297	267,066	247,391
Domestic supply chain	778,510	831,665	843,329
International	75,498	82,946	86,381

Total cost of sales	1,132,305	1,181,677	1,177,101

OPERATING MARGIN	438,589	470,516	501,338
GENERAL AND ADMINISTRATIVE	210,887	211,371	219,007

INCOME FROM OPERATIONS	227,702	259,145	282,331
INTEREST INCOME	244	296	304
INTEREST EXPENSE	(96,810)	(91,635)	(101,448)
OTHER	7,809	—	—

INCOME BEFORE PROVISION FOR INCOME TAXES	138,945	167,806	181,187
PROVISION FOR INCOME TAXES	51,028	62,445	68,795

NET INCOME	$87,917	$105,361	$112,392

EARNINGS PER SHARE:
Common Stock – basic	$1.50	$1.79	$1.99
Common Stock – diluted	$1.45	$1.71	$1.91

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	January 2,	January 1,	December 30,
	2011	2012	2012
NET INCOME	$87,917	$105,361	$112,392
OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Currency translation adjustment	(34)	(380)	(825)
Reclassification adjustment for losses included in net income	2,837	2,518	776

	2,803	2,138	(49)
TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME:
Currency translation adjustment	(359)	(842)	359
Reclassification adjustment for losses included in net income	(1,078)	(957)	(295)

	(1,437)	(1,799)	64

OTHER COMPREHENSIVE INCOME, NET OF TAX	1,366	339	15

COMPREHENSIVE INCOME	$89,283	$105,700	$112,407

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

					Accumulated Other
					Comprehensive
					Loss
			Additional		Currency	Fair Value
	Common Stock		Paid-in	Retained	Translation	of Derivative
	Shares	Amount	Capital	Deficit	Adjustment	Instruments
BALANCE AT JANUARY 3, 2010	58,572,859	$586	$24,487	$(1,341,961)	$(305)	$(3,801)
Net income	—	—	—	87,917	—	—
Issuance of common stock, net	927,620	9	4,539	—	—	—
Common stock effectively repurchased for required employee withholding taxes	(93,501)	(1)	(1,081)	—	—	—
Purchase of common stock	(343,884)	(3)	(5,381)	—	—	—
Exercise of stock options	1,075,967	10	9,440	—	—	—
Tax impact from equity-based compensation	—	—	2,100	—	—	—
Non-cash compensation expense	—	—	13,370	—	—	—
Other	—	—	(1,942)	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	(393)	—
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	—	—	—	—	—	1,759

BALANCE AT JANUARY 2, 2011	60,139,061	601	45,532	(1,254,044)	(698)	(2,042)
Net income	—	—	—	105,361	—	—
Issuance of common stock, net	403,362	4	563	—	—	—
Common stock effectively repurchased for required employee withholding taxes	(160,165)	(2)	(3,502)	—	—	—
Purchase of common stock	(6,414,813)	(64)	(105,711)	(59,232)	—	—
Exercise of stock options	3,773,763	38	33,486	—	—	—
Tax impact from equity-based compensation	—	—	15,589	—	—	—
Non-cash compensation expense	—	—	13,954	—	—	—
Other	—	—	89	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	(1,222)	—
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	—	—	—	—	—	1,561

BALANCE AT JANUARY 1, 2012	57,741,208	577	—	(1,207,915)	(1,920)	(481)
Net income	—	—	—	112,392	—	—
Common stock dividends and equivalents	—	—	(10,166)	(176,820)	—	—
Issuance of common stock, net	271,348	3	—	—	—	—
Common stock effectively repurchased for required employee withholding taxes	(165,113)	(1)	(5,844)	—	—	—
Purchase of common stock	(2,472,863)	(25)	(25,192)	(63,021)	—	—
Exercise of stock options	938,669	9	8,936	—	—	—
Tax impact from equity-based compensation	—	—	16,220	—	—	—
Non-cash compensation expense	—	—	17,621	—	—	—
Other	—	—	89	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	(466)	—
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	—	—	—	—	—	481

BALANCE AT DECEMBER 30, 2012	56,313,249	$563	$1,664	$(1,335,364)	$(2,386)	$—

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 2,	January 1,	December 30,
	2011	2012	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,917	$105,361	$112,392
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	24,052	24,042	23,171
Gains on debt extinguishment	(7,809)	—	—
(Gains) losses on sale/disposal of assets	403	(2,436)	540
Provision for losses on accounts and notes receivable	64	1,428	462
Provision for deferred income taxes	6,027	8,169	4,193
Amortization of deferred financing costs, debt discount and other	7,837	6,190	14,596
Non-cash compensation expense	13,370	13,954	17,621
Tax impact from equity-based compensation	(2,100)	(15,589)	(16,220)
Other	—	—	(531)
Changes in operating assets and liabilities-
Increase in accounts receivable	(3,395)	(7,713)	(6,917)
Increase in inventories, prepaid expenses and other	(2,357)	(4,904)	(703)
Increase in accounts payable and accrued liabilities	518	21,419	24,914
Increase in insurance reserves	3,798	3,152	2,802

Net cash provided by operating activities	128,325	153,073	176,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,421)	(24,349)	(29,267)
Proceeds from sale of assets	2,737	6,031	2,988
Change in restricted cash	5,611	(7,082)	32,597
Other	(1,307)	(1,541)	1,030

Net cash provided by (used in) investing activities	(18,380)	(26,941)	7,348

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	2,861	—	1,575,000
Repayments of long-term debt and capital lease obligations	(116,760)	(890)	(1,465,509)
Proceeds from issuance of common stock	4,548	563	—
Proceeds from exercise of stock options	9,450	33,524	8,945
Tax impact from equity-based compensation	2,100	15,589	16,220
Purchases of common stock	(5,384)	(165,007)	(88,238)
Tax payments for restricted stock upon vesting	(1,082)	(3,504)	(5,845)
Payments of common stock dividends and equivalents	—	—	(185,484)
Cash paid for financing costs	—	(3,760)	(32,538)

Net cash used in financing activities	(104,267)	(123,485)	(177,449)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(125)	(300)	(1,698)

INCREASE IN CASH AND CASH EQUIVALENTS	5,553	2,347	4,521
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	42,392	47,945	50,292

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$47,945	$50,292	$54,813

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Domino’s Pizza, Inc. (“DPI”), a Delaware corporation, conducts its operations and derives substantially all of its operating income and cash flows through its wholly-owned subsidiary, Domino’s, Inc. (Domino’s) and Domino’s wholly-owned subsidiary, Domino’s Pizza LLC (“DPLLC”). DPI and its wholly-owned subsidiaries (collectively, “the Company”) are primarily engaged in the following business activities: (i) retail sales of food through Company-owned Domino’s Pizza stores; (ii) sales of food, equipment and supplies to Company-owned and franchised Domino’s Pizza stores through Company-owned supply chain centers; and (iii) receipt of royalties and fees from domestic and international Domino’s Pizza franchisees.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2010 fiscal year ended January 2, 2011, the 2011 fiscal year ended January 1, 2012, and the 2012 fiscal year ended December 30, 2012. The 2010, 2011 and 2012 fiscal years each consisted of fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash at December 30, 2012 includes $38.4 million of cash held for future principal and interest payments, $21.4 million of cash held in a three month interest reserve, and $0.2 million of other restricted cash.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventories at January 1, 2012 and December 30, 2012 are comprised of the following (in thousands):

	2011	2012
Food	$27,788	$27,946
Equipment and supplies	2,914	3,115

Inventories	$30,702	$31,061

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, as well as covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions. Amortization expense related to intangible assets for financial reporting purposes is provided using the straight-line method over the useful lives for covenants not-to-compete and other intangible assets and was approximately $0.3 million in 2010, 2011 and 2012. As of December 30, 2012, scheduled amortization of these assets for the next five fiscal years is approximately $0.3 million in 2013 and approximately $0.1 million in 2014. There is no scheduled amortization in fiscal years 2015, 2016 and 2017. The carrying value of intangible assets as of January 1, 2012 and December 30, 2012 was approximately $0.7 million and $0.4 million, respectively.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives, other than the estimated useful life of the capital lease assets as described below, are generally as follows (in years):

Buildings	20
Leasehold and other improvements	7 –15
Equipment	3 –15

Included in land and buildings as of January 1, 2012 and December 30, 2012 are capital lease assets of approximately $3.5 million and $2.6 million, which are net of $4.2 million and $5.2 million of accumulated amortization, respectively, primarily related to the lease of a supply chain center building, and to a lesser extent, leases of computer equipment. The capital lease assets are being amortized using the straight-line method over the lease terms.

Depreciation and amortization expense on property, plant and equipment was approximately $21.5 million, $20.1 million and $19.5 million in 2010, 2011 and 2012, respectively.

Impairments of Long-Lived Assets

The Company evaluates the potential impairment of long-lived assets at least annually based on various analyses including the projection of undiscounted cash flows and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset or the estimated fair value of the asset, an impairment loss is recognized and the asset is written down to its estimated fair value. The Company did not record an impairment loss on long-lived assets in 2010, 2011 or 2012.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Deferred Financing Costs

Deferred financing costs primarily include debt issuance costs incurred by the Company as part of the 2012 Recapitalization (Note 4). Amortization is provided on a straight-line basis over the expected term of the respective debt instrument to which the costs relate and is included in interest expense.

In connection with the 2012 Recapitalization, the Company recorded an additional $32.5 million of deferred financing costs as an asset during fiscal 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012, is expected to be amortized into interest expense over the seven-year expected term of the debt. Additionally, in connection with the 2012 Recapitalization, the Company had write-offs of financing costs totaling approximately $8.0 million related to the extinguished debt.

In connection with the Company’s repurchases and retirement of its 2007 fixed rate notes, the Company wrote-off financing costs of approximately $1.2 million in 2010. In connection with scheduled principal payments of its Fixed Rate Notes (Note 4), the Company wrote-off financing costs of approximately $0.4 million in 2012. Deferred financing cost expense, including the aforementioned amounts, was approximately $5.0 million, $3.7 million and $13.8 million in 2010, 2011 and 2012, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2010, 2011 or 2012.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from one to three years. Capitalized software amortization expense was approximately $2.3 million, $3.6 million and $3.3 million in 2010, 2011 and 2012, respectively. The Company received $1.9 million, $2.5 million and $2.7 million from franchisees from sales and enhancements of internally developed point-of-sale software during 2010, 2011 and 2012, respectively.

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

Domestic Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with Domestic Stores (Note 11) that purchase all of their food from Domestic Supply Chain (Note 11) . These profit-sharing arrangements generally offer domestic Company-owned stores and participating franchisees with 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of their regional supply chain center’s pre-tax profits based upon each store’s purchases from the supply chain center. Profit-sharing obligations are recorded as a revenue reduction in Domestic Supply Chain in the same period as the related revenues and costs are recorded, and were $62.8 million, $62.5 million and $64.5 million in 2010, 2011 and 2012, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $30.2 million, $28.5 million and $27.6 million during 2010, 2011 and 2012, respectively.

Domestic Stores are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund Inc. (DNAF), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $19.5 million, $18.5 million and $17.8 million in 2010, 2011 and 2012, respectively. DNAF also received national advertising contributions from franchisees of approximately $161.4 million, $165.8 million and $173.6 million during 2010, 2011 and 2012, respectively. Franchisee contributions to DNAF and offsetting disbursements are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza® brand. Accordingly, all assets held by the DNAF are considered restricted.

Rent

The Company leases certain equipment, vehicles, retail store and supply chain center locations and its corporate headquarters under operating leases with expiration dates through 2022. Rent expenses totaled approximately $41.1 million during 2010 and $39.7 million during both 2011 and 2012.

Derivative Instruments

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company had no outstanding derivative instruments as of January 1, 2012 and December 30, 2012.

In connection with the 2007 Recapitalization, the Company entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion. This interest rate swap was entered into to hedge the variability of future interest rates in contemplation of the recapitalization-related debt issuances. The Company subsequently settled the swap agreement with a cash payment of $11.5 million, in accordance with its terms, concurrent with the issuance of debt as part of the 2007 Recapitalization. In connection with this settlement, the accumulated other comprehensive loss amount was adjusted for the after-tax net settlement amount of $7.1 million which was being amortized into interest expense over the term of the hedged item. As part of the 2012 Recapitalization, the remaining amount of this swap settlement that was included in accumulated other comprehensive loss was recorded into interest expense.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $88.8 million, $85.0 million and $87.3 million during 2010, 2011 and 2012, respectively. Cash paid for income taxes was approximately $49.3 million, $41.2 million and $46.1 million in 2010, 2011 and 2012, respectively.

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

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance was effective for the Company’s fiscal year ending December 30, 2012 and did not have a material impact on its consolidated financial statements.

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

(2) EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2010	2011	2012
Net income available to common stockholders – basic and diluted	$87,917	$105,361	$112,392

Weighted average number of common shares	58,467,769	58,918,038	56,419,645
Earnings per common share – basic	$1.50	$1.79	$1.99
Diluted weighted average number of common shares	60,815,898	61,653,519	58,997,476
Earnings per common share – diluted	$1.45	$1.71	$1.91

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The denominator in calculating the common stock diluted EPS does not include 674,710 stock options in 2010, 206,800 stock options in 2011 and 210,820 stock options in 2012, as their inclusion would be anti-dilutive.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following table summarizes the carrying amounts and fair values of certain assets at January 1, 2012:

	At January 1, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$41,699	$41,699	$—	$—
Restricted cash equivalents	34,117	34,117	—	—
Investments in marketable securities	1,538	1,538	—	—

The following table summarizes the carrying amounts and fair values of certain assets at December 30, 2012:

	At December 30, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$44,531	$44,531	$—	$—
Restricted cash equivalents	50,591	50,591	—	—
Investments in marketable securities	2,097	2,097	—	—

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(4) RECAPITALIZATIONS AND FINANCING ARRANGEMENTS

2007 Recapitalization

During 2007, the Company completed a recapitalization transaction (the 2007 Recapitalization) consisting of, among other things, (i) issuing $1.7 billion of fixed rate notes, (ii) purchasing and retiring all of the outstanding 8 1/4% senior subordinated notes due 2011, (iii) the repayment of all outstanding borrowings under a previous credit agreement, and (iv) a special cash dividend to stockholders and related anti-dilution payments and adjustments to certain option holders. Borrowings under the 2007 Recapitalization had an expected repayment date of April 2014, with legal final maturity in April 2037.

2012 Recapitalization

On March 16, 2012, the Company completed a recapitalization transaction (the 2012 Recapitalization). As part of the 2012 Recapitalization, a wholly-owned subsidiary of DPLLC and three of its wholly-owned subsidiaries completed an asset-backed securitization (ABS) by co-issuing a $1.675 billion facility in a private transaction consisting of $1.575 billion of Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the Fixed Rate Notes) and $100.0 million of Series 2012-1 Variable Funding Senior Secured Notes, Class A-1 (the Variable Funding Notes). Gross proceeds from the issuance of the Fixed Rate Notes were $1.575 billion. The Variable Funding Notes were undrawn upon at issuance.

The Company used a portion of the proceeds from the 2012 Recapitalization to repay approximately $1.447 billion in outstanding fixed rate notes under the 2007 Recapitalization. The proceeds were also used to pay accrued interest on fixed rate notes under the 2007 Recapitalization and transaction-related fees and expenses incurred in connection with the 2012 Recapitalization and to fund a reserve account for the payment of interest on the Fixed Rate Notes.

Also on March 16, 2012, the Company’s Board of Directors declared a $3.00 per share special cash dividend on its outstanding common stock totaling $171.1 million, which was paid on April 2, 2012 to stockholders of record at the close of business on March 26, 2012. Additionally, pursuant to the anti-dilution provisions in the Company’s underlying stock option plans, on April 2, 2012, the Company made a corresponding cash payment of approximately $13.5 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment for amounts totaling $3.00 per share. On April 2, 2012, the Company also accrued an estimated $2.4 million for payments to be made as certain performance-based restricted stock grants vest. The dividend and related dividend equivalent payments were funded with the remaining proceeds from the 2012 Recapitalization and cash on hand. These anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit. As of December 30, 2012, total cash paid for common stock dividends and related anti-dilution equivalent payments was approximately $185.5 million and the total estimated liability recorded for future cash payments on certain performance-based restricted stock was approximately $1.5 million. Of the total amount of $187.0 million recorded for common stock dividends and related anti-dilution payments, $10.2 million was recorded as a reduction of additional paid-in capital and $176.8 million was recorded as an increase in retained deficit.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During fiscal 2012 and in connection with the 2012 Recapitalization, the Company incurred approximately $10.5 million of net expenses. This consisted primarily of $8.1 million of net write-offs of deferred financing fees and interest rate swap related to the extinguished debt. The Company also incurred $2.1 million of interest expense on the 2007 Recapitalization borrowings subsequent to the closing of the 2012 Recapitalization but prior to the repayment of the 2007 Recapitalization borrowings, resulting in the payment of interest on both the 2007 and 2012 facilities for a short period of time. Further, the Company incurred $0.3 million of other net 2012 Recapitalization-related general and administrative expenses, including stock compensation expenses, payroll taxes related to the payments made to certain stock option holders and legal and professional fees incurred in connection with the 2012 Recapitalization.

In connection with the 2012 Recapitalization, the Company recorded an additional $32.5 million of deferred financing costs as an asset in the consolidated balance sheet during fiscal 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012, is expected to be amortized into interest expense over the seven-year expected term of the debt.

The Fixed Rate Notes and the Variable Funding Notes

The Fixed Rate Notes bear interest at 5.216%, payable quarterly. The Fixed Rate Notes have scheduled principal payments while the Variable Funding Notes require no scheduled principal payments. The Fixed Rate Notes scheduled principal payments are $23.6 million in each of 2013 and 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. During fiscal 2012, the Company made principal payments of approximately $17.7 million. If the Company meets certain conditions, including a maximum leverage ratio of 4.5x total debt to EBITDA, it may elect to not make the scheduled principal payments on the Fixed Rate Notes. If the leverage ratio subsequently exceeds 4.5x, it must make up the payments it had elected not to make. The expected repayment date for the Fixed Rate Notes is January 2019, with legal final maturity in January 2042.

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

The Variable Funding Notes allowed for the issuance of up to $100.0 million of financing and certain other credit instruments, including letters of credit in support of various obligations of the Company. Interest on a portion of any outstanding Variable Funding Note borrowings is payable quarterly at a rate equal to a commercial paper rate plus 0.5%, with the remainder at LIBOR plus 0.5%. The Variable Funding Notes have an expected maturity in January 2017, with an option for up to two one-year renewals (subject to certain conditions, including a minimum debt service coverage ratio), and a legal maturity in January 2042. At December 30, 2012, there were $43.5 million of outstanding letters of credit and $56.5 million of borrowing capacity available under the $100.0 million Variable Funding Notes.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At December 30, 2012, management estimates that the approximately $1.557 billion in principal amount of outstanding Fixed Rate Notes had a fair value of approximately $1.732 billion, and at January 1, 2012 the approximately $1.311 billion in principal amount of senior fixed rate notes had a fair value of approximately $1.316 billion. Additionally, the $76.1 million in principal amount of subordinated fixed rate notes had a fair value of approximately $76.3 million at January 1, 2012. The Fixed Rate Notes are classified as a Level 2 measurement (Note 3), as the Company estimated the fair value amount by using available market information. The Company estimated the fair value amounts by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s Fixed Rate Notes and at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Repurchases of Long-Term Debt

During 2010, the Company repurchased and retired $100.0 million in principal amount of its 2007 Class A-2 notes and approximately $23.9 million in principal amount of its 2007 Class M-1 notes for a total purchase price of approximately $116.6 million, including approximately $0.5 million of accrued interest that resulted in pre-tax gains of approximately $7.8 million. The net pre-tax gains were recorded in Other in the Company’s consolidated statements of income. In connection with the aforementioned transactions, the Company wrote-off deferred financing fees and prepaid insurance fees totaling approximately $1.7 million in 2010, which were recorded in interest expense in the Company’s consolidated statements of income.

Consolidated Long-Term Debt

At January 1, 2012 and December 30, 2012, consolidated long-term debt consisted of the following (in thousands):

	2011	2012
5.216% Class A-2 Notes; expected repayment date January 2019; legal final maturity January 2042	$—	$1,557,281
Variable Funding Notes	—	—
Variable rate series 2007-1 senior variable funding notes, Class A-1	60,000	—
5.261% fixed rate series 2007-1 senior notes, Class A-2, net of an unamortized discount of $16,000 in 2011	1,310,770	—
7.629% fixed rate series 2007-1 subordinated notes, Class M-1	76,110	—
Capital lease obligations	4,393	3,511

Total debt	1,451,273	1,560,792
Less – current portion	904	24,349

Consolidated long-term debt	$1,450,369	$1,536,443

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At December 30, 2012, maturities of long-term debt and capital lease obligations are as follows (in thousands):

2013	$24,349
2014	24,144
2015	30,096
2016	38,021
2017	40,045
Thereafter	1,404,137

$1,560,792

(5) COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 30, 2012, the future minimum rental commitments for all non-cancelable leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases	Total
2013	$37,169	$983	$38,152
2014	32,461	736	33,197
2015	28,888	736	29,624
2016	24,124	736	24,860
2017	18,450	736	19,186
Thereafter	43,216	491	43,707

Total future minimum rental commitments	$184,308	4,418	$188,726

Less – amounts representing interest		(907)

Total principal payable on capital leases		$3,511

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Included in the matters described above, the Company is party to three employment practice cases and five casualty cases. We have established legal and insurance accruals for losses relating to these cases which we believe are reasonable based upon our assessment of the current facts and circumstances, however, it is reasonably possible that our ultimate losses could exceed the amounts recorded by $5.0 million. The remaining cases described above could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management’s opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(6) INCOME TAXES

Income before provision for income taxes in 2010, 2011 and 2012 consists of the following (in thousands):

	2010	2011	2012
Domestic	$139,902	$164,996	$180,270
Foreign	(957)	2,810	917

	$138,945	$167,806	$181,187

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2010, 2011 and 2012 are summarized as follows (in thousands):

	2010	2011	2012
Federal income tax provision based on the statutory rate	$48,631	$58,732	$63,415
State and local income taxes, net of related Federal income taxes	4,458	5,418	5,179
Non-resident withholding and foreign income taxes	10,622	12,036	12,860
Foreign tax and other tax credits	(12,622)	(15,073)	(14,678)
Non-deductible expenses	1,977	2,184	1,368
Valuation allowance	—	—	868
Unrecognized tax benefits, net of related Federal income taxes	(1,847)	(640)	80
Other	(191)	(212)	(297)

	$51,028	$62,445	$68,795

The components of the 2010, 2011 and 2012 consolidated provision for income taxes are as follows (in thousands):

	2010	2011	2012
Provision for Federal income taxes –
Current provision	$32,077	$36,165	$45,110
Deferred provision	4,748	7,000	3,264

Total provision for Federal income taxes	36,825	43,165	48,374
Provision for state and local income taxes –
Current provision	2,302	6,075	6,632
Deferred provision	1,279	1,169	929

Total provision for state and local income taxes	3,581	7,244	7,561
Provision for non-resident withholding and foreign income taxes	10,622	12,036	12,860

	$51,028	$62,445	$68,795

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of January 1, 2012 and December 30, 2012, the significant components of net deferred income taxes are as follows (in thousands):

	2011	2012
Deferred Federal income tax assets –
Depreciation, amortization and asset basis differences	$4,705	$1,405
Insurance reserves	8,788	9,774
Covenants not-to-compete	2,289	1,123
Stock compensation	10,282	11,564
Other accruals and reserves	13,905	12,732
Bad debt reserves	2,969	2,868
Valuation allowance	—	(770)
Other	3,426	5,064

Total deferred Federal income tax assets	46,364	43,760

Deferred Federal income tax liabilities –
Capitalized software	9,657	11,674
Gain on debt extinguishments	22,682	22,682
Other	2,467	1,115

Total deferred Federal income tax liabilities	34,806	35,471

Net deferred Federal income tax asset	11,558	8,289
Net deferred state and local income tax asset	4,858	3,953

Net deferred income taxes	$16,416	$12,242

As of January 1, 2012, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$17,694	$33,528	$51,222
Deferred tax liabilities	(1,115)	(33,691)	(34,806)

Net deferred income taxes	$16,579	$(163)	$16,416

As of December 30, 2012, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$16,405	$31,308	$47,713
Deferred tax liabilities	(1,115)	(34,356)	(35,471)

Net deferred income taxes	$15,290	$(3,048)	$12,242

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

During 2012, the Company recorded a tax benefit of approximately $0.7 million to reflect an increased tax basis for certain Company assets due to the issuance of final tax regulations. Additionally, during 2012 and in connection with the sale of its six remaining Company-owned stores in a certain market to a franchisee, the Company recorded a deferred tax asset related to the capital loss that resulted from the write-off of the tax basis goodwill associated with the market that was sold. Management believes it is more likely than not that a portion of the deferred tax asset will not be realized and provided a valuation allowance of approximately $0.9 million. The valuation allowance was recorded as an increase to the provision for income taxes and increased the Company’s effective tax rate 2012. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax asset will be realized.

During 2012, the Company accrued interest expense of $0.1 million. At December 30, 2012, the amount of unrecognized tax benefits was $3.5 million of which, if ultimately recognized, $2.1 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. At December 30, 2012, the Company had $0.5 million of accrued interest and no accrued penalties. This amount is excluded from the $3.5 million total unrecognized tax benefit.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 3, 2010	$6,789
Additions for tax positions of prior years	548
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(2,130)
Lapses of applicable statute of limitations	(802)

Balance as of January 2, 2011	4,405
Additions for tax positions of current year	138
Additions for tax positions of prior years	119
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(444)
Lapses of applicable statute of limitations	(731)

Balance as of January 1, 2012	3,487
Additions for tax positions of current year	239
Additions for tax positions of prior years	373
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(111)
Settlements during the period	(11)
Lapses of applicable statute of limitations	(505)

Balance as of December 30, 2012	$3,472

The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2009 and the relevant state statutes vary. The Company expects the current ongoing examinations to be concluded in the next twelve months and does not expect the assessment of any significant additional amount in excess of amounts reserved.

(7) EMPLOYEE BENEFITS

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 100% of the first 3% of each employee’s elective deferrals and 50% of the next 2% of each employee’s elective deferrals. The Company’s matching contributions during 2010 were in Company common stock. Beginning in 2011, the Company ceased matching in Company common stock and began matching with cash contributions. All contributions made during 2010, 2011 and 2012 vested immediately. The expenses incurred for Company contributions to the plan were approximately $3.6 million in 2010, $3.7 million in 2011 and $3.8 million in 2012. The Company contributed 271,052 shares of common stock to the plan in 2010.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2010, 2011 or 2012.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has an employee stock purchase discount plan (the ESPDP). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for at least one year. There are 1,000,000 shares authorized to be issued under the ESPDP. There were 95,720 shares, 40,107 shares and 130 shares issued under the ESPDP in 2010, 2011 and 2012, respectively. During 2011, the Company began to purchase common stock on the open market for the ESPDP at the current market price as soon as practicable under the plan. There were 23,468 shares and 37,769 shares of common stock in 2011 and 2012, respectively, purchased on the open market for participating employees at a weighted-average price of $27.99 in 2011 and $34.60 in 2012. The expenses incurred under the ESPDP were approximately $0.2 million in 2010, $0.1 million in 2011, and $0.2 million in 2012.

(8) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit. The Company’s exposure to credit loss for stand-by letters of credit is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of December 30, 2012 are $43.5 million, and relate to the Company’s insurance programs and supply chain center leases. The Company has also guaranteed borrowings of franchisees of approximately $0.1 million as of December 30, 2012. Additionally, the Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $1.5 million as of December 30, 2012.

(9) EQUITY INCENTIVE PLANS

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statements of income based on the estimated fair value of the awards.

Stock Options

The Company has two equity incentive plans, both of which benefit certain of the Company’s employees and directors: the TISM, Inc. Stock Option Plan (the TISM Stock Option Plan) and the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Equity Incentive Plan) (collectively, the Equity Incentive Plans). The TISM Stock Option Plan has been amended to prohibit the granting of additional stock options. As of December 30, 2012, the number of options granted and outstanding under the TISM Stock Option Plan was 27,181 shares of non-voting common stock and the number of options granted and outstanding under the 2004 Equity Incentive Plan was 4,635,358 shares of common stock. As of December 30, 2012, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 4,372,607 shares were authorized for grant but have not been granted.

The Company recorded total non-cash compensation expense of $13.4 million, $14.0 million and $17.6 million in 2010, 2011 and 2012, respectively, which reduced net income by $8.2 million, $8.8 million and $10.9 million in 2010, 2011 and 2012, respectively. All non-cash compensation expense amounts are recorded in general and administrative expense.

Options granted under the Equity Incentive Plans prior to fiscal 2009 were generally granted at the market price at the date of the grant, expire ten years from the date of grant and vest within five years from the date of grant. Options granted under the Equity Incentive Plans in fiscal 2010, 2011 and 2012 were granted at the market price at the date of the grant, expire ten years from the date of grant and generally vest within three years from the date of grant. Additionally, all options granted become fully exercisable upon vesting.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As part of the 2012 Recapitalization and pursuant to the anti-dilution provisions in the Company’s Equity Incentive Plans, the Company made cash payments totaling approximately $13.5 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment totaling $3.00 per share. In accordance with the equity restructuring guidance, these anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit. Affected stock option exercise prices presented below have been adjusted to reflect these 2012 Recapitalization-related actions.

Stock option activity related to the Equity Incentive Plans is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Options at January 3, 2010	9,893,894	$9.38
Options granted	675,500	11.87
Options cancelled	(497,760)	9.93
Options exercised	(1,075,967)	8.80

Options at January 2, 2011	8,995,667	$9.60
Options granted	392,000	19.24
Options cancelled	(170,213)	10.30
Options exercised	(3,773,763)	8.88

Options at January 1, 2012	5,443,691	$10.78
Options granted	215,670	32.28
Options cancelled	(58,153)	11.91
Options exercised	(938,669)	9.55

Options at December 30, 2012	4,662,539	$11.50	5.5	$144,449

Exercisable at December 30, 2012	3,666,245	$10.49	5.0	$117,136

The total intrinsic value of options exercised was approximately $5.5 million, $50.2 million and $27.5 million in 2010, 2011 and 2012, respectively. Cash received from the exercise of stock options was approximately $9.5 million, $33.5 million and $8.9 million in 2010, 2011 and 2012, respectively. The tax benefit realized from stock options exercised was approximately $2.1 million, $13.5 million and $8.7 million in 2010, 2011 and 2012, respectively.

As of December 30, 2012, there was $4.1 million of total unrecognized compensation cost related to unvested options granted under the Equity Incentive Plans which will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.6 years.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Management estimated the fair value of each option grant made during 2010, 2011 and 2012 as of the date of the grant using the Black-Scholes option pricing method. Weighted average assumptions are presented in the following table. The risk-free interest rate is based on the estimated effective term, and is the five-year U.S. Treasury Bond rates as of the grant date. The expected life (years) is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price.

	2010	2011	2012
Risk-free interest rate	2.1%	2.1%	1.0%
Expected life (years)	4.6	5.0	5.0
Expected volatility	45.0%	45.0%	45.0%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average fair value per share	$4.78	$8.04	$13.70

Option valuation models require the input of highly subjective assumptions. In management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options, as changes in subjective input assumptions can significantly affect the fair value estimate.

Other Equity-Based Compensation Arrangements

The Company granted 25,000 shares of restricted stock in 2010 to an employee and officer of the Company pursuant to the related employment agreements. The restricted stock grant was considered granted for accounting purposes in the year the related employment agreement was signed and the related per share expense was amortized on a straight-line basis over the period from the accounting grant date to the end of fiscal 2010. As of December 30, 2012, there was no unrecognized compensation cost related to this restricted stock grant. Separately, the Company granted 42,000 shares, 53,125 shares and 22,420 shares of restricted stock in 2010, 2011 and 2012, respectively, to members of its board of directors. These grants generally vest one-year from the date of the grant and have a fair value equal to the market price of the Company’s stock on the grant date. The Company recorded total non-cash compensation expense of $1.2 million, $0.7 million and $0.8 million in 2010, 2011 and 2012, respectively, related to these restricted stock awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of December 30, 2012, there was approximately $0.1 million of total unrecognized compensation cost related to these restricted stock grants.

The Company granted 602,355 shares, 376,309 shares and 282,170 shares of performance-based restricted stock in 2010, 2011 and 2012, respectively, to certain employees of the Company. The performance-based restricted stock awards are separated into three tranches and have time-based and performance-based vesting conditions with the last tranche vesting three years from the issuance date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. These awards are considered granted for accounting purposes when the performance target is set, which is generally in the fourth quarter of each year. The Company recorded total non-cash compensation expense of $4.3 million, $7.2 million and $11.5 million in 2010, 2011 and 2012, respectively, related to these awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of December 30, 2012, there was an estimated $15.4 million of total unrecognized compensation cost related to performance-based restricted stock.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted stock and performance-based restricted stock activity related to the Equity Incentive Plans is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	958,674	$14.33
Shares granted (1)	304,590	$33.22
Shares cancelled	(43,274)	$29.89
Shares vested	(528,148)	$19.65

Nonvested at December 30, 2012	691,842	$17.61

(1)	The weighted average grant date fair value for performance-based restricted shares granted was calculated based on the market price on the grant dates. Certain tranches will ultimately be valued when the performance condition is established for each tranche, which generally occurs in the fourth quarter of each fiscal year.

(10) CAPITAL STRUCTURE

The Company has a Board of Directors approved open market share repurchase program of the Company’s common stock, which was reset during the third quarter of 2012 at $200.0 million. The open market share repurchase program has historically been funded by excess cash flow and , if necessary, borrowings available under the Variable Funding Notes. During 2010, 2011 and 2012 the Company repurchased 343,884 shares, 6,414,813 shares and 2,472,863 shares of common stock for approximately $5.4 million, $165.0 million and $88.2 million, respectively. The Company has approximately $152.4 million remaining under the $200.0 million authorization. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital. In instances where there is no additional paid-in capital, the difference is recognized in retained deficit.

As of December 30, 2012, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at January 1, 2012 and December 30, 2012 are as follows:

	2011	2012
Voting	57,704,657	56,295,495
Non-Voting	36,551	17,754

Total Common Stock	57,741,208	56,313,249

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

The tables below summarize the financial information concerning the Company’s reportable segments for 2010, 2011 and 2012. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Supply Chain segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements. Tabular amounts presented below are in thousands.

	Domestic	Domestic		Intersegment
	Stores	Supply Chain	International	Revenues	Other	Total
Revenues-
2010	$518,981	$971,668	$176,396	$(96,151)	$—	$1,570,894
2011	523,356	1,024,495	200,933	(96,591)	—	1,652,193
2012	518,652	1,033,545	217,568	(91,326)	—	1,678,439
Segment Income-
2010	$149,839	$77,009	$79,553	N/A	$(40,874)	$265,527
2011	160,624	78,970	92,771	N/A	(37,345)	295,020
2012	176,042	81,987	104,902	N/A	(39,016)	323,915
Income from Operations-
2010	$141,305	$69,579	$79,137	N/A	$(62,319)	$227,702
2011	154,814	71,801	93,119	N/A	(60,589)	259,145
2012	169,922	73,829	105,298	N/A	(66,718)	282,331
Capital Expenditures-
2010	$4,090	$9,205	$275	N/A	$11,851	$25,421
2011	5,575	7,281	254	N/A	11,239	24,349
2012	7,357	8,804	454	N/A	12,652	29,267

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles total Segment Income to income before provision for income taxes:

	2010	2011	2012
Total Segment Income	$265,527	$295,020	$323,915
Depreciation and amortization	(24,052)	(24,042)	(23,171)
Gains (losses) on sale/disposal of assets	(403)	2,436	(540)
Non-cash compensation expense	(13,370)	(13,954)	(17,621)
Expenses related to the sale of Company-owned stores	—	(315)	—
2012 recapitalization-related expenses	—	—	(252)

Income from operations	227,702	259,145	282,331
Interest income	244	296	304
Interest expense	(96,810)	(91,635)	(101,448)
Other	7,809	—	—

Income before provision for income taxes	$138,945	$167,806	$181,187

The following table summarizes the Company’s identifiable asset information as of January 1, 2012 and December 30, 2012:

	2011	2012
Domestic Stores	$66,609	$54,750
Domestic Supply Chain	126,340	130,241

Total domestic assets	192,949	184,991
International	11,482	38,884
Unallocated	276,112	254,322

Total consolidated assets	$480,543	$478,197

Unallocated assets primarily include cash and cash equivalents, restricted cash, advertising fund assets, investments in marketable securities, deferred financing costs, certain long-lived assets and deferred income taxes.

The following table summarizes the Company’s goodwill balance as of January 1, 2012 and December 30, 2012:

	2011	2012
Domestic Stores	$15,582	$15,531
Domestic Supply Chain	1,067	1,067

Consolidated goodwill	$16,649	$16,598

The Company sold 11 stores in 2010, 58 stores in 2011 and six stores in 2012 to domestic franchisees. In connection with these sales of Company-owned stores,, goodwill was reduced by approximately $0.2 million in 2010, $0.7 million in 2011 and $0.1 million in 2012. Additionally, the closure of one Company-owned store in 2010 and three Company-owned stores in 2011 resulted in a decrease in goodwill of approximately $35,000 and $76,000, respectively.

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

During 2012, the Company sold its six remaining Company-owned stores in a certain market to a franchisee. In connection with the sale of these stores, the Company recognized minimal pre-tax gains on the sale of assets, which was net of a minimal reduction in goodwill.

(13) PERIODIC FINANCIAL DATA (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen weeks or seventeen weeks. The fourth quarter of 2011 and 2012 are both comprised of sixteen weeks.

					For the Fiscal
	For the Fiscal Quarter Ended				Year Ended
	March 27,	June 19,	September 11,	January 1,	January 1,
	2011	2011	2011	2012	2012
Total revenues	$389,186	$384,933	$376,326	$501,748	$1,652,193
Operating margin	111,606	110,694	103,359	144,857	470,516
Income before provision for income taxes	43,735	41,076	34,930	48,065	167,806
Net income	27,111	25,248	22,091	30,911	105,361
Earnings per common share – basic	$0.46	$0.42	$0.37	$0.54	$1.79
Earnings per common share – diluted	$0.43	$0.40	$0.36	$0.52	$1.71
Common stock dividends declared per share	$—	$—	$—	$—	$—

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

					For the Fiscal
	For the Fiscal Quarter Ended				Year Ended
	March 25,	June 17,	September 9,	December 30,	December 30,
	2012	2012	2012	2012	2012
Total revenues	$384,587	$376,124	$378,077	$539,651	$1,678,439
Operating margin	114,649	114,607	111,407	160,675	501,338
Income before provision for income taxes	34,799	45,113	40,969	60,306	181,187
Net income	20,742	28,095	25,976	37,579	112,392
Earnings per common share – basic	$0.36	$0.50	$0.46	$0.67	$1.99
Earnings per common share – diluted	$0.35	$0.47	$0.44	$0.64	$1.91
Common stock dividends declared per share	$3.00	$—	$—	$—	$3.00

(14) SUBSEQUENT EVENTS

On February 13, 2013, the Company granted 91,140 stock options, 16,500 restricted shares and 31,430 performance- based restricted shares to certain employees and the members of the Board of Directors of the Company.

On February 27, 2013, the Board of Directors declared a quarterly dividend of $0.20 per common share payable on March 29, 2013 to shareholders of record at the close of business on March 15, 2013. Also on February 27, 2013, the Board of Directors granted 348,010 stock options, 163,480 performance-based restricted shares and 8,040 restricted shares to certain employees and certain members of the Board of Directors of the Company. Additionally, the Compensation Committee of the Board of Directors determined to lengthen the vesting period applicable to stock options and performance-based restricted shares from three years to four years for all stock option and performance-based restricted share awards made on or after February 12, 2013. The Company estimates that it will incur additional general and administrative expenses over the four year vesting period, with the 2013 expense to be approximately $5 million as a result of these additional equity grants made on February 27, 2013.

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

(c) Management’s Annual Report on Internal Control over Financial Reporting.

The management of Domino’s Pizza, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 30, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 30, 2012. The effectiveness of the Company’s internal control over financial reporting as of December 30, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

Due to the Company’s strong financial performance consistent free cash flow generation, the Board of Directors initiated a quarterly dividend of 20 cents per share. This dividend payment will be paid to shareholders of record as of March 15, 2013 with a payment date of March 29, 2013.

The vast majority of the Company’s currently outstanding vested and unvested stock options are held by the Company’s senior management as a key compensation component and tool for aligning the interests of management with shareholders. However, holders of stock options are not eligible to receive ordinary dividends in respect of the shares underlying a stock option. In recognition of this lost economic value to management option holders, and due to the Board’s desire to appropriately reward and retain its management team, the Compensation Committee approved additional equity grants to management option holders. These additional equity grants consist, in the aggregate, of options to purchase 348,010 shares, 8,040 restricted shares and 163,480 performance-based restricted shares. In addition, in an effort to further the retention function of our equity awards, the Compensation Committee also determined to lengthen the vesting period applicable to stock options and performance-based restricted shares from three years to four years for all stock option and performance-based restricted share awards made on or after February 12, 2013. The Company estimates that it will incur additional general and administrative expenses over four year vesting period, with the 2013 expense expected to be approximately $5 million as a result of these additional equity grants.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	60	Chairman of the Board of Directors
J. Patrick Doyle	49	President, Chief Executive Officer and Director
Michael T. Lawton	54	Executive Vice President, Chief Financial Officer
O. Steve Akinboro	48	Executive Vice President, Team U.S.A.
Richard E. Allison, Jr.	46	Executive Vice President, International
Scott R. Hinshaw	50	Executive Vice President, Franchise Operations and Development
Lynn M. Liddle	56	Executive Vice President, Communications, Investor Relations, Legislative Affairs
John D. Macksood	50	Executive Vice President, Supply Chain Services
Kenneth B. Rollin	46	Executive Vice President, General Counsel
James G. Stansik	57	Executive Vice President, Franchise Relations
J. Kevin Vasconi	52	Executive Vice President, Chief Information Officer
Russell J. Weiner	44	Executive Vice President, Chief Marketing Officer
Patricia A. Wilmot	63	Executive Vice President, PeopleFirst
Andrew B. Balson	46	Director
Diana F. Cantor	55	Director
Richard L. Federico	58	Director
James A. Goldman	54	Director
Vernon “Bud” O. Hamilton	70	Director
Gregory A. Trojan	53	Director

David A. Brandon has served as our Chairman of the Board of Directors since March 1999. Mr. Brandon served as Chairman of the Board and Chief Executive Officer from March 1999 to March 2010. Mr. Brandon was retained by the Company as a Special Advisor from March 2010 to January 2, 2011. Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the Board of Directors of Valassis, Inc. from 1997 to 1998. Mr. Brandon is currently the Director of Athletics for the University of Michigan and serves on the Boards of Directors of Herman Miller Inc., Kaydon Corporation and DTE Energy and also previously served on the Boards of Directors of Burger King Corporation, Northwest Airlines and the TJX Companies, Inc.

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

Michael T. Lawton has served as our Executive Vice President and Chief Financial Officer since August 2010. He also served as our interim Chief Information Officer from October 2011 to March 2012. Mr. Lawton served as Executive Vice President of International from October 2004 to March 2011. Mr. Lawton also served as Senior Vice President Finance and Administration of International for the Company from June 1999 to October 2004. Mr. Lawton was employed in various financial and general management positions with Gerber Products Company from 1986 to 1999.

O. Steve Akinboro has served as our Executive Vice President, Team U.S.A. since October 2012. Mr. Akinboro joined the Company as Vice President of the West Region of Franchise Operations in March 2009. From 1985 to 2009, Mr. Akinboro was employed by McDonald’s Corporation and served in positions of increasing responsibility, most recently as Director of Operations for the Southern California Region.

Richard E. Allison, Jr. has served as our Executive Vice President, International since March 2011. Mr. Allison served as a Partner at Bain & Company, Inc. from 2004 through December 2010, as co-leader of Bain’s restaurant practice and was employed with Bain & Company for more than 13 years.

Scott R. Hinshaw has served as our Executive Vice President, Franchise Operations and Development since January 2008. Mr. Hinshaw served as Executive Vice President, Team U.S.A. from September 2007 to January 2008. Mr. Hinshaw also served as a Vice President within Team U.S.A. from 1994 through September 2007. Mr. Hinshaw joined Domino’s in 1986.

Lynn M. Liddle joined Domino’s in November 2002, and serves as Executive Vice President, Communications, Investor Relations and Legislative Affairs. Ms. Liddle served as Vice President, Investor Relations and Communications Center for Valassis, Inc. from 1992 to November 2002.

John D. Macksood has served as our Executive Vice President, Supply Chain Services since March 2010. Mr. Macksood joined Domino’s Pizza in 1986 and served in positions of increasing responsibility in Supply Chain Services, most recently as Vice President of Logistics and Network Planning.

Kenneth B. Rollin has served as our Executive Vice President, General Counsel since January 2008. From June 2000 through 2007, Mr. Rollin was employed by AutoNation, Inc. where he last served as Vice President and Deputy General Counsel. From 1996 to June 2000, Mr. Rollin was employed by Walgreen Co. where he last served as a Senior Attorney in charge of litigation. Prior to 1996, Mr. Rollin was in private practice.

James G. Stansik has served as our Executive Vice President, Franchise Relations since January 2008. Mr. Stansik served as our Executive Vice President of Franchise Development from July 2006 through January 2008. Mr. Stansik served as our Executive Vice President of Flawless Execution – Franchise Operations from December 2003 to July 2006. Mr. Stansik served as Special Assistant to the Chief Executive Officer from August 1999 through December 2003. Mr. Stansik joined Domino’s in 1985.

J. Kevin Vasconi has served as our Executive Vice President and Chief Information Officer since March 2012. Mr. Vasconi served as Chief Information Officer and Vice President of Engineering at Stanley Black & Decker – Stanley Security Solutions from 2011 to March 2012. Prior to his role at Stanley Security Solutions, Mr. Vasconi served in a variety of roles at R.L. Polk & Co. from 2003 to 2011, most recently as Senior Vice President and Chief Information Officer of Polk Global Automotive.

Russell J. Weiner has served as our Executive Vice President and Chief Marketing Officer, since September 2008. Mr. Weiner held various marketing positions at Pepsi from 1998 to 2008, most recently serving as Vice President of Marketing, Colas for Pepsi-Cola North America.

Patricia A. Wilmot has served as our Executive Vice President, PeopleFirst since July 2000. Ms. Wilmot was a human resources consultant from May 1999 to June 2000. Ms. Wilmot served as Vice President, Human Resources for Brach & Brock Confections from January 1998 to May 1999.

Andrew B. Balson has served on our Board of Directors since March 1999, serves as the Chairperson of the Compensation Committee of the Board of Directors and also serves on the Nominating and Corporate Governance Committee of the Board of Directors. Mr. Balson has been a Managing Director of Bain Capital, a global investment company, since January 2001. Mr. Balson became a Principal of Bain Capital in June 1998. Mr. Balson serves on the Boards of Directors of Bloomin’ Brands, Inc. and FleetCor Technologies, Inc. as well as a number of private companies. Mr. Balson also previously served on the Boards of Directors of Burger King Corporation and Dunkin’ Brands, Inc.

Diana F. Cantor has served on our Board of Directors since October 2005, serves as the Chairperson of the Audit Committee of the Board of Directors and also serves on the Nominating and Corporate Governance Committee of the Board of Directors. Ms. Cantor joined Alternative Investment Management, LLC as a Partner in January 2010 and is the Chairman of the Virginia Retirement System, where she also serves on the Audit and Compliance Committee. Ms. Cantor was a Managing Director with New York Private Bank and Trust from January 2008 through the end of 2009. Ms. Cantor served as Executive Director of the Virginia College Savings Plan, the state’s 529 college savings program, from 1996 to January 2008. Ms. Cantor served seven years as Vice President of Richmond Resources, Ltd. from 1990 through 1996, and as Vice President of Goldman, Sachs & Co. from 1985 to 1990. Ms. Cantor is also a member of the Board of Directors of Media General, Inc., Universal Corporation and Service King Body and Paint LLC. Ms. Cantor also previously served on the Boards of Directors of the Edelman Financial Group Inc. and Vistage International.

Richard L. Federico has served on our Board of Directors since February 2011 and also serves on the Compensation Committee of the Board of Directors. Mr. Federico is currently Chairman and Chief Executive Officer of P.F. Chang’s China Bistro, Inc., based in Scottsdale, Arizona and has served as Chief Executive Officer or Co-Chief Executive Officer of P.F. Chang’s since 1997. Mr. Federico serves on the Board of Directors of Jamba Inc. Mr. Federico is a founding director of Chances for Children.

James A. Goldman has served on our Board of Directors since March 2010 and also serves on the Compensation Committee of the Board of Directors. Since 2004, Mr. Goldman has served as president and CEO of Godiva Chocolatier Inc., based in New York City. He was president of the Foods and Beverage Division at Campbell Soup Company from 2001 to 2004. He worked in various executive positions at Nabisco Inc. from 1992 to 2000. Prior to his work at Nabisco Inc., Mr. Goldman was a senior consulting associate at McKinsey & Co. Mr. Goldman served as a member of the Board of Directors at The Children’s Place Retail from 2006 to 2008, on the Compensation Committee. Mr. Goldman is also on the Board of Directors of the International Tennis Hall of Fame. He also served on the Board of Trustees at the YMCA Camps Becket and Chimney Corners in Becket, Massachusetts, from 1992 to 1998.

Vernon “Bud” O. Hamilton has served on our Board of Directors since May 2005, serves as the Chairperson of the Nominating and Corporate Governance Committee of the Board of Directors and also serves on the Audit Committee. Mr. Hamilton served in various executive positions for Procter & Gamble from 1966 through 2003. Mr. Hamilton most recently served as Vice President, Innovation-Research & Development-Global from 2002 through 2003 and served as Vice President of Procter & Gamble Customer Business Development-North America from 1999 to 2001, Vice President of Procter & Gamble Customer Marketing-North America from 1996 through 1998 and President of Eurocos, a wholly-owned subsidiary of Procter & Gamble, from 1994 to 1995.

Gregory A. Trojan has served on our Board of Directors since March 2010 and also serves on the Audit Committee of the Board of Directors. Mr. Trojan is currently the CEO and President of BJ’s Restaurants, Inc., a casual dining restaurant company located in Huntington Beach, California. He was elected to the BJ’s Board of Directors in December 2012. Prior to joining BJ’s, he was the CEO of Guitar Center, Inc. from 2010 through 2012, where he served as President and Chief Operating Officer from 2007 to 2010. From 1998 to 2006, he was CEO of House of Blues Entertainment, Inc., having served as the Company’s President from 1996 to 1998. Mr. Trojan worked in various executive positions at PepsiCo Inc. from 1990 to 1996, most recently as CEO of California Pizza Kitchen. Prior to that, he was a consultant at Bain & Company, The Wharton Small Business Development Center and Arthur Andersen & Co. In addition, he previously served on the Board of Directors of Oakley, Inc.

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 30, 2012.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 30, 2012. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholders matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 30, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 30, 2012.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 30, 2012.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)1. Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets as of January 1, 2012 and December 30, 2012	48
Consolidated Statements of Income for the Years Ended January 2, 2011, January 1, 2012 and December 30, 2012	50
Consolidated Statements of Comprehensive Income for the Years Ended January 2, 2011, January 1, 2012 and December 30, 2012	51
Consolidated Statements of Stockholders’ Deficit for the Years Ended January 2, 2011, January 1, 2012 and December 30, 2012	52
Consolidated Statements of Cash Flows for the Years Ended January 2, 2011, January 1, 2012 and December 30, 2012	53
Notes to Consolidated Financial Statements	54

2. Financial Statement Schedules: The following financial statement schedules are attached to this report.
Schedule I – Condensed Financial Information of the Registrant	85
Schedule II – Valuation and Qualifying Accounts	89

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

Exhibit Number	Description

3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed on April 13, 2004 (Reg. No. 333-114442), (the “S-1”)).

3.2	Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 12, 2010).

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the Domino’s, Inc. registration statement on Form S-4 filed on March 22, 1999 (Reg. No. 333-74797)).

10.2	Fourth Amendment to the Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 28, 2012.

10.3*	Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended January 1, 2006).

10.4*	First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended December 31, 2006).

10.5*	Second Amendment to the Domino’s Pizza Deferred Compensation Plan effective February 8, 2013.

10.6*	TISM, Inc. Fourth Amended and Restated Stock Option Plan (“TISM Option Plan”) (Incorporated by reference to Exhibit 10.6 to the Domino’s, Inc. current report on Form 8-K filed on June 26, 2003 (Reg. No. 333-74797)).

10.7*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 22, 2009, (the “March 2009 10-Q”)).

10.8*	Form of Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.

10.9*	Form of 2013 Special Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.

10.10*	Form of Director Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2009 10-Q).

10.11*	Form of Amendment to Existing Director Stock Option Grants (Incorporated by reference to Exhibit 10.5 to the March 2009 10-Q).

10.12*	Form of Performance-Based Restricted Stock Agreement.

10.13*	Form of 2013 Special Performance-Based Restricted Stock Agreement.

10.14*	Form of Performance-Based Restricted Stock Unit Award Agreement.

10.15*	Form of 2013 Special Performance-Based Restricted Stock Unit Award Agreement.

10.16*	Form of Domino’s Pizza, Inc. 2004 Equity Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference to Exhibit 10.19 to the registrants’ annual report on Form 10-K for the year ended January 3, 2010, (the “2009 10-K”)).

10.17*	Amended and Restated Domino’s Pizza Senior Executive Annual Incentive Plan. (Incorporated by reference to Exhibit 10.20 to the registrants’ annual report on Form 10-K for the year ended January 2, 2011, (the “2010 10-K”)).

10.18*	Form of Domino’s Pizza, Inc. 2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.31 to the S-1).

10.19 *	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.20*	Employment Agreement dated as of February 25, 2010 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.40 to the 2009 10-K).

10.21*	Time Sharing Agreement dated as of February 25, 2010 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.41 to the 2009 10-K).

10.22*	Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton (Incorporated by reference to Exhibit 10.44 of the registrant’s annual report on Form 10-K for the fiscal year ended December 28, 2008, (the “2008 10-K”)).

10.23*	Amendment to the Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton. (Incorporated by reference to Exhibit 10.45 of the 2008 10-K).

10.24*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Michael T. Lawton (Incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 20, 2010, (the “June 2010 10-Q”)).

10.25*	Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 1.01 to the registrant’s current report on Form 8-K filed on September 4, 2008).

10.26*	Amendment to the Employment agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.4 to the registrants’ current report on Form 8-K filed on December 24, 2008).

10.27*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.3 to the June 2010 10-Q).

10.28*	Employment Agreement dated as of January 7, 2008 between Domino’s Pizza LLC and Kenneth B. Rollin (Incorporated by reference to Exhibit 10.36 of the 2010 10-K).

10.29*	Amendment to the Employment Agreement dated as of December 23, 2008 between Domino’s Pizza LLC and Kenneth B. Rollin (Incorporated by reference to Exhibit 10.37 of the 2010 10-K).

10.30*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Kenneth B. Rollin (Incorporated by reference to Exhibit 10.38 of the 2010 10-K).

10.31*	Employment Agreement dated as of July 21, 2011 between Domino’s Pizza LLC and Scott R. Hinshaw (incorporated by reference to Exhibit 10.36 to the registrant’s annual report on Form 10-K for the fiscal year ended January 1, 2012).

10.32*	Employment Agreement dated as of March 14, 2011 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on Form 10-Q for the quarter ended March 27, 2011).

10.33*	Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Lynn M. Liddle.

10.34*	Amendment to the Employment Agreement dated as of December 23, 2008 between Domino’s Pizza LLC and Lynn M. Liddle.

10.35*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Lynn M. Liddle.

10.36	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).

10.37	Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as Co-Issuer , and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the Domino’s Pizza, Inc. current report on Form 8-K filed on March 19, 2012, (the “March 2012 8-K”)).

10.38	Series 2012-1 Supplement dated March 15, 2012 to the Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer of the Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 and the Series 2012-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2012-1 Securities Intermediary (Incorporated by reference to Exhibit 4.2 to the March 2012 8-K).

10.39	Class A-1 Note Purchase Agreement dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s IP Holder LLC, Domino’s Pizza Distribution LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer, Domino’s Pizza LLC, as Manager, certain conduit investors, certain financial institutions and certain funding agents, Barclays Bank PLC, as L/C Provider, as Swingline Lender and as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the March 2012 8-K).

10.40	Amended and Restated Guarantee and Collateral Agreement dated March 15, 2012 among Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc. Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the March 2012 8-K).

10.41	Amended and Restated Mangement Agreement dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the March 2012 8-K).

10.42	Agreement dated January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2009).

10.43	Letter of Credit Agreement dated as of June 22, 2009 between Domino’s Pizza LLC and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 26, 2009).

10.44	Board of Directors Compensation.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

* -	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 1, 2012	December 30, 2012
ASSETS
ASSETS:
Cash and cash equivalents	$6	$6

Total assets	$6	$6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Equity in net deficit of subsidiaries	$1,209,739	$1,335,523
Due to subsidiary	6	6

Total liabilities	1,209,745	1,335,529

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 57,741,208 in 2011 and 56,313,249 in 2012 issued and outstanding	577	563
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	—	1,664
Retained deficit	(1,207,915)	(1,335,364)
Accumulated other comprehensive loss	(2,401)	(2,386)

Total stockholders’ deficit	(1,209,739)	(1,335,523)

Total liabilities and stockholders’ deficit	$6	$6

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	January 2,	January 1,	December 30,
	2011	2012	2012
REVENUES	$—	$—	$—

Total revenues	—	—	—

OPERATING EXPENSES	—	—	—

Total operating expenses	—	—	—

INCOME FROM OPERATIONS	—	—	—
Equity earnings in subsidiaries	87,917	105,361	112,392

INCOME BEFORE PROVISION FOR INCOME TAXES	87,917	105,361	112,392
PROVISION FOR INCOME TAXES	—	—	—

NET INCOME	$87,917	$105,361	$112,392

COMPREHENSIVE INCOME	$89,283	$105,700	$112,407

EARNINGS PER SHARE:
Common Stock – basic	$1.50	$1.79	$1.99
Common Stock – diluted	$1.45	$1.71	$1.91

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 2,	January 1,	December 30,
	2011	2012	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$87,917	$105,362	$112,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(95,448)	—	—
Dividends from subsidiaries	—	29,063	146,231

Net cash used in (provided by) investing activities	(95,448)	29,063	146,231

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock dividends	—	—	(173,485)
Purchase of common stock	(5,384)	(165,007)	(88,238)
Other	12,915	30,583	3,100

Net cash used in (provided by) financing activities	7,531	(134,424)	(258,623)

CHANGE IN CASH AND CASH EQUIVALENTS	—	1	—
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	5	6

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$6	$6

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)	INTRODUCTION AND BASIS OF PRESENTATION

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

During 2012, the Parent Company received dividends from its subsidiaries primarily consisting of amounts received to pay a $3.00 per share special cash dividend in connection with the Company’s 2012 recapitalization transaction. See Note 4 to the Company’s consolidated financial statements as filed in this Form 10-K for a description of the 2012 recapitalization transaction.

Non-cash activities of $14.9 million, $30.0 million and $21.7 million were recorded in 2010, 2011 and 2012, respectively. These amounts primarily relate to stock-based compensation plans and amounts recorded in other comprehensive income related to the Company’s subsidiaries. Non-cash activities in 2012 also include payment by a subsidiary of approximately $13.5 million pursuant to the anti-dilution provisions in the Company’s equity incentive plans which was recorded as an increase in total stockholders’ deficit (see Note 9 to the Company’s consolidated financial statements as filed in this Form 10-K for further information).

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

Domino’s Pizza, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Additions/ Deductions from Reserves *	Translation Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
2012	$5,446	$1,153	$(693)	$—	$5,906
2011	6,436	1,050	(2,040)	—	5,446
2010	9,190	185	(2,937)	(2)	6,436
Allowance for doubtful notes receivable:
2012	$2,059	$(691)	$76	$—	$1,444
2011	1,567	378	114	—	2,059
2010	1,122	(121)	566	—	1,567

*	Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer

February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ J. Patrick Doyle J. Patrick Doyle February 28, 2013	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael T. Lawton Michael T. Lawton February 28, 2013	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David A. Brandon David A. Brandon February 28, 2013	Chairman of the Board of Directors

/s/ Andrew B. Balson Andrew B. Balson February 28, 2013	Director

/s/ Diana F. Cantor Diana F. Cantor February 28, 2013	Director

/s/ Richard L. Federico Richard L. Federico February 28, 2013	Director

/s/ James A. Goldman James A. Goldman February 28, 2013	Director

/s/ Vernon O. Hamilton Vernon O. Hamilton February 28, 2013	Director

/s/ Gregory A. Trojan Gregory A. Trojan February 28, 2013	Director