Form 10-Q
period 2013-03-24
DOMINOS PIZZA INC
filed 2013-04-30
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2013

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

As of April 23, 2013, Domino’s Pizza, Inc. had 56,251,248 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 24, 2013	December 30, 2012 (Note)
Assets
Current assets:
Cash and cash equivalents	$75,081	$54,813
Restricted cash and cash equivalents	61,375	60,015
Accounts receivable	90,156	94,103
Inventories	29,916	31,061
Prepaid expenses and other	10,628	13,068
Advertising fund assets, restricted	33,284	37,917
Deferred income taxes	8,117	15,290

Total current assets	308,557	306,267

Property, plant and equipment:
Land and buildings	23,715	24,460
Leasehold and other improvements	83,108	80,279
Equipment	172,083	168,452
Construction in progress	5,187	9,967

	284,093	283,158
Accumulated depreciation and amortization	(194,317)	(191,713)

Property, plant and equipment, net	89,776	91,445

Other assets:
Deferred financing costs	33,354	34,787
Goodwill	16,598	16,598
Capitalized software	11,390	11,387
Other assets	13,173	13,760
Deferred income taxes	3,707	3,953

Total other assets	78,222	80,485

Total assets	$476,555	$478,197

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$24,211	$24,349
Accounts payable	69,087	77,414
Dividends payable	12,546	1,502
Insurance reserves	13,738	12,964
Advertising fund liabilities	33,284	37,917
Other accrued liabilities	70,719	75,352

Total current liabilities	223,585	229,498

Long-term liabilities:
Long-term debt, less current portion	1,530,411	1,536,443
Insurance reserves	24,782	24,195
Deferred income taxes	4,158	7,001
Other accrued liabilities	16,991	16,583

Total long-term liabilities	1,576,342	1,584,222

Stockholders’ deficit:
Common stock	563	563
Additional paid-in capital	—	1,664
Retained deficit	(1,321,498)	(1,335,364)
Accumulated other comprehensive loss	(2,437)	(2,386)

Total stockholders’ deficit	(1,323,372)	(1,335,523)

Total liabilities and stockholders’ deficit	$476,555	$478,197

Note: The balance sheet at December 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
	March 24,	March 25,
(In thousands, except per share data)	2013	2012
Revenues:
Domestic Company-owned stores	$81,094	$77,615
Domestic franchise	51,318	45,196
Domestic supply chain	231,531	214,130
International	53,674	47,646

Total revenues	417,617	384,587

Cost of sales:
Domestic Company-owned stores	61,269	59,277
Domestic supply chain	205,412	191,529
International	21,130	19,132

Total cost of sales	287,811	269,938

Operating margin	129,806	114,649
General and administrative	54,281	47,754

Income from operations	75,525	66,895
Interest income	42	154
Interest expense	(20,945)	(32,250)

Income before provision for income taxes	54,622	34,799
Provision for income taxes	20,202	14,057

Net income	$34,420	$20,742

Earnings per share:
Common stock – basic	$0.62	$0.36
Common stock – diluted	0.59	0.35
Dividends declared per share	$0.20	$3.00

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 24, 2013	March 25, 2012
Net income	$34,420	$20,742
Other comprehensive income (loss), before tax:
Currency translation adjustment	22	(634)
Reclassification adjustment for losses included in net income	—	776

	22	142
Tax attributes of items in other comprehensive income (loss):
Currency translation adjustment	(73)	241
Reclassification adjustment for losses included in net income	—	(295)

	(73)	(54)

Other comprehensive income (loss), net of tax	(51)	88

Comprehensive income	$34,369	$20,830

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 24, 2013	March 25, 2012
Cash flows from operating activities:
Net income	$34,420	$20,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,631	5,216
Gains on sale/disposal of assets	(88)	(37)
Amortization of deferred financing costs and other	1,431	9,824
Provision for deferred income taxes	4,568	4,821
Non-cash compensation expense	5,616	4,290
Tax impact from equity-based compensation	(2,574)	(6,537)
Other	(959)	(197)
Changes in operating assets and liabilities	(396)	(17,905)

Net cash provided by operating activities	47,649	20,217

Cash flows from investing activities:
Capital expenditures	(5,086)	(3,634)
Proceeds from sale of assets	1,228	508
Changes in restricted cash	(1,360)	45,341
Other	882	237

Net cash provided by (used in) investing activities	(4,336)	42,452

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,575,000
Repayments of long-term debt and capital lease obligations	(6,170)	(1,447,127)
Proceeds from exercise of stock options	1,528	1,202
Tax impact from equity-based compensation	2,574	6,537
Purchases of common stock	(18,019)	—
Tax payments for restricted stock upon vesting	(2,656)	(1,863)
Payments of common stock dividends	(327)	—
Cash paid for financing costs	—	(31,197)

Net cash provided by (used in) financing activities	(23,070)	102,552

Effect of exchange rate changes on cash and cash equivalents	25	(783)

Change in cash and cash equivalents	20,268	164,438
Cash and cash equivalents, at beginning of period	54,813	50,292

Cash and cash equivalents, at end of period	$75,081	$214,730

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

March 24, 2013

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended December 30, 2012 included in our annual report on Form 10-K.

In the opinion of the Company, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended March 24, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2013.

2. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended March 24, 2013 and March 25, 2012
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2013	$132,412	$254,745	$53,674	$(23,214)	$—	$417,617
2012	122,811	235,556	47,646	(21,426)	—	384,587
Income from operations –
2013	$43,835	$20,537	$27,052	N/A	$(15,899)	$75,525
2012	41,252	17,119	24,252	N/A	(15,728)	66,895
Segment Income –
2013	$45,302	$22,367	$27,124	N/A	$(8,109)	$86,684
2012	42,684	18,833	23,757	N/A	(8,658)	76,616

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 24, 2013	March 25, 2012
Total Segment Income	$86,684	$76,616
Depreciation and amortization	(5,631)	(5,216)
Gains on sale/disposal of assets	88	37
Non-cash compensation expense	(5,616)	(4,290)
2012 recapitalization-related expenses	—	(252)

Income from operations	75,525	66,895
Interest income	42	154
Interest expense	(20,945)	(32,250)

Income before provision for income taxes	$54,622	$34,799

3. Earnings Per Share

	Fiscal Quarter Ended
	March 24, 2013	March 25, 2012
Net income available to common stockholders – basic and diluted	$34,420	$20,742

Basic weighted average number of shares	55,746,790	56,957,875
Earnings per share – basic	$0.62	$0.36
Diluted weighted average number of shares	58,224,408	59,660,962
Earnings per share – diluted	$0.59	$0.35

The denominator used in calculating diluted earnings per share for the first quarter of 2013 does not include 466,920 options to purchase common stock and the denominator used in calculating diluted earnings per share for the first quarter of 2012 does not include 170,330 options to purchase common stock, as the effect of including these options would have been anti-dilutive.

4. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the first quarter of 2013.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 30, 2012	56,313,249	$563	$1,664	$(1,335,364)	$(2,386)
Net income	—	—	—	34,420	—
Common stock dividends	—	—	—	(11,263)	—
Issuance of common stock, net	220,570	2	—	—	—
Common stock effectively repurchased for required employee tax withholdings	(55,990)	(1)	(2,655)	—	—
Purchases of common stock	(362,899)	(3)	(8,725)	(9,291)	—
Exercise of stock options	153,290	2	1,526	—	—
Tax impact from equity-based compensation	—	—	2,574	—	—
Non-cash compensation expense	—	—	5,616	—	—
Currency translation adjustment, net of tax	—	—	—	—	(51)

Balance at March 24, 2013	56,268,220	$563	$—	$(1,321,498)	$(2,437)

5. Accumulated Other Comprehensive Loss

In 2013, the Company adopted Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income.

The approximately $2.4 million of accumulated other comprehensive loss at both March 24, 2013 and December 30, 2012 represents currency translation adjustments, net of tax. During the first quarter of 2012, we reclassified $0.8 million of losses related to a derivative instrument from accumulated other comprehensive loss to interest expense within the consolidated statement of income. The related income tax effect of $0.3 million was classified to income tax expense in the consolidated statement of income. There were no reclassifications out of accumulated other comprehensive loss to net income in the first quarter of 2013.

6. Open Market Share Repurchase Program

During the first quarter of 2013, the Company repurchased and retired 362,899 shares of common stock for a total of approximately $18.0 million. As of March 24, 2013, the Company had approximately $134.4 million remaining for future share repurchases under its Board of Directors approved $200.0 million open market share repurchase program. Subsequent to the first quarter of 2013, the Company repurchased and retired an additional 32,205 shares of common stock for a total cost of approximately $1.6 million. The Company did not repurchase any of its common stock in the first quarter of 2012.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at March 24, 2013 and December 30, 2012:

	At March 24, 2013
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$62,473	$62,473	$—	$—
Restricted cash equivalents	51,331	51,331	—	—
Investments in marketable securities	2,329	2,329	—	—

	At December 30, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$44,531	$44,531	$—	$—
Restricted cash equivalents	50,591	50,591	—	—
Investments in marketable securities	2,097	2,097	—	—

At March 24, 2013, the Company estimates that the $1.55 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.75 billion, and at December 30, 2012 the $1.56 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.73 billion. The fixed rate notes are classified as a Level 2 measurement, as the Company estimated the fair value amount by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented here are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

8. Dividends

During the first quarter of 2013, the Company’s Board of Directors initiated a $0.20 per share regular quarterly dividend on its outstanding common stock. The Company recorded $11.1 million of dividends payable during the first quarter of 2013, which was subsequently paid on March 29, 2013. Additionally, during the first quarter of 2013, the Company recorded an estimated $0.2 million of dividends payable for payments to be made as certain performance-based restricted stock grants vest in the future.

On April 23, 2013, the Company’s Board of Directors declared a $0.20 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 14, 2013 to be paid on June 28, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2013 and 2012 first quarters referenced herein represent the twelve-week periods ended March 24, 2013 and March 25, 2012, respectively.

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

	First Quarter of 2013		First Quarter of 2012
Global retail sales growth	9.4%		6.1%
Same store sales growth:
Domestic Company-owned stores	5.0%		1.6%
Domestic franchise stores	6.3%		2.1%

Domestic stores	6.2%		2.0%
International stores	6.5%		4.7%
Store counts (at end of period):
Domestic Company-owned stores	388		387
Domestic franchise stores	4,535		4,511

Domestic stores	4,923		4,898
International stores	5,407		4,912

Total stores	10,330		9,810

Income statement data:
Total revenues	$417.6	100.0%	$384.6	100.0%
Cost of sales	287.8	68.9%	269.9	70.2%
General and administrative	54.3	13.0%	47.8	12.4%

Income from operations	75.5	18.1%	66.9	17.4%
Interest expense, net	(20.9)	(5.0)%	(32.1)	(8.4)%

Income before provision for income taxes	54.6	13.1%	34.8	9.0%
Provision for income taxes	20.2	4.9%	14.1	3.6%

Net income	$ 34.4	8.2%	$20.7	5.4%

During the first quarter of 2013, domestic same store sales increases were driven by our continued consumer offerings of higher quality food at value pricing, increased advertising to support our first quarter promotions that had high advertising scores, and incremental sales from New Year’s Eve and New Year’s Day that fell within the quarter this year. Internationally, we continued to have robust same store sales, which benefited from the inclusion of New Year’s Eve and New Year’s Day in the current year quarter, and store growth, as we opened a net 80 stores during the quarter. We believe that our strong global brand, quality and affordable food offerings, combined with our operators and innovative technology all contributed to our results during the first quarter of 2013. We intend to further grow our business by continuing to focus on operational excellence, effective promotions, industry-leading technology platforms and delivering high quality food and service to our customers.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 9.4% in the first quarter of 2013. This increase was driven primarily by domestic and international same store sales growth, as well as an increase in our worldwide franchise store counts during the trailing four quarters. This was offset, in part, by the negative impact of foreign currency exchange rates. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products and promotions. International same store sales growth reflected continued strong performance in the markets where we compete. Additionally, the Company estimates that the same store sales increases for its domestic and international stores were each positively impacted by approximately 1% from having New Year’s Eve and New Year’s Day in its first quarter 2013 results. Fiscal 2012 began on January 2, 2012 and, therefore, did not include sales from these days in the same store sales results in the first quarter of 2012.

Revenues increased $33.0 million, up 8.6% in the first quarter of 2013. This increase was due primarily to higher domestic supply chain revenues attributable to higher volumes from increased order counts, combined with higher cheese and other commodity prices, higher domestic franchise and Company-owned store revenues, and higher international revenues attributable to same store sales and store count growth. These increases were offset in part by the negative impact on international revenues of changes in foreign currency exchange rates. These changes in revenues are described in more detail below.

Income from operations increased $8.6 million, up 12.9% in the first quarter of 2013. This increase was driven primarily by higher royalty revenues from both domestic and international franchise stores, higher supply chain margins and higher domestic Company-owned store margins. These increases were offset, in part, by the negative impact of the changes in foreign currency exchange rates and higher general and administrative expenses.

Net income increased $13.7 million, up 65.9% in the first quarter of 2013. The increase was driven in part by domestic and international same store sales growth, international store count growth, higher supply chain margins and higher domestic Company-owned store margins and was offset in part by changes in foreign currency exchange rates. Additionally, during the first quarter of 2012, the Company incurred approximately $6.5 million of net after-tax expenses in connection with the 2012 recapitalization and recorded a valuation allowance on a deferred tax asset of approximately $0.9 million.

Revenues

	First Quarter of 2013		First Quarter of 2012
Domestic Company-owned stores	$81.1	19.4%	$77.6	20.2%
Domestic franchise	51.3	12.3%	45.2	11.7%
Domestic supply chain	231.5	55.4%	214.1	55.7%
International	53.7	12.9%	47.6	12.4%

Total revenues	$417.6	100.0%	$384.6	100.0%

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

Domestic Stores Revenues

	First Quarter of 2013		First Quarter of 2012
Domestic Company-owned stores	$81.1	61.2%	$77.6	63.2%
Domestic franchise	51.3	38.8%	45.2	36.8%

Domestic stores	$132.4	100.0%	$122.8	100.0%

Domestic stores revenues increased $9.6 million, up 7.8% in the first quarter of 2013. This increase was due primarily to higher domestic Company-owned same store sales and royalty revenues earned on higher franchise same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations increased $3.5 million, up 4.5% in the first quarter of 2013. This increase was due primarily to higher same store sales during the first quarter of 2013. Domestic Company-owned same store sales increased 5.0% in the first quarter of 2013, compared to an increase of 1.6% in the first quarter of 2012.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $6.1 million, up 13.5% in the first quarter of 2013. This increase was due primarily to higher domestic franchise same store sales and to a lesser extent, an increase in the average number of domestic franchise stores open during 2013. Domestic franchise same store sales increased 6.3% in the first quarter of 2013, compared to an increase of 2.1% in the first quarter of 2012. Additionally, during the first quarter of 2013, we contracted with a third party to manage our gift card program. In connection with this program change, we refined our assessment of our gift card liability and recorded approximately $2.6 million of domestic franchise revenue and reimbursed approximately $1.8 million to our national advertising fund, as discussed further below in general and administrative expenses.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations increased $17.4 million, up 8.1% in the first quarter of 2013. This increase was due primarily to higher volumes as a result of increased order counts at the store level, higher overall commodity prices, including cheese, and a change in the mix of products sold. The published cheese block price-per-pound averaged $1.67 in the first quarter of 2013, up from $1.52 in the comparable period in 2012. We estimate that the higher cheese block price resulted in an approximate $3.0 million increase in domestic supply chain revenues during the quarter.

International Revenues

	First Quarter of 2013		First Quarter of 2012
International royalty and other	$29.9	55.7%	$26.0	54.7%
International supply chain	23.8	44.3%	21.6	45.3%

International	$53.7	100.0%	$47.6	100.0%

International revenues primarily consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $6.1 million, up 12.7% in the first quarter of 2013. These increases were due primarily to higher international royalty and other revenues as well as higher international supply chain revenues, offset in part by the negative impact of changes in foreign currency exchange rates, as discussed below.

Revenues from international royalties and other revenues increased $3.9 million, up 14.7% in the first quarter of 2013. This increase was due primarily to higher same store sales and more international stores being open during 2013, offset in part by the negative impact of changes in foreign currency exchange rates of approximately $0.5 million. On a constant dollar basis (which excludes the impact of foreign currency exchange rates), same store sales increased 6.5% in the first quarter of 2013, compared to an increase of 4.7% in the first quarter of 2012. On a historical dollar basis (which includes the impact of foreign currency exchange rate changes), same store sales increased 4.5% in the first quarter of 2013, compared to an increase of 2.9% in the first quarter of 2012. The variance in our same store sales on a constant dollar basis versus a historical dollar basis in 2013 was caused by the stronger dollar when compared to the currencies in the international markets in which we compete.

Revenues from international supply chain operations increased $2.2 million, up 10.3% in the first quarter of 2013 due primarily to higher volumes.

Cost of Sales / Operating Margin

	First Quarter of 2013		First Quarter of 2012
Total revenues	$417.6	100.0%	$384.6	100.0%
Total cost of sales	287.8	68.9%	269.9	70.2%

Operating margin	$129.8	31.1%	$114.6	29.8%

Total cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of total cost of sales primarily include food, labor and occupancy costs.

The operating margin, which we define as total revenues less total cost of sales, increased $15.2 million, up 13.2% in the first quarter of 2013. This increase in the operating margin was due primarily to higher domestic and international franchise revenues, higher supply chain margins and higher margins at our Company-owned stores. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the operating margin increased 1.3 percentage points in the first quarter of 2013. This increase was due primarily to a change in our mix of revenues, higher supply chain margins and higher Company-owned stores operating margins, offset in part by higher overall commodity prices, including cheese.

As indicated above, the operating margin as a percentage of total revenues was negatively impacted by higher cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2013 average cheese prices had been in effect during 2012, the impact on supply chain margins would have caused the operating margin for the first quarter of 2012 to be approximately 29.6% of total revenues versus the reported 29.8%. However, the dollar margins for those same periods would have been unaffected.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	First Quarter of 2013		First Quarter of 2012
Revenues	$81.1	100.0%	$77.6	100.0%
Cost of sales	61.3	75.6%	59.3	76.4%

Store operating margin	$19.8	24.4%	$18.3	23.6%

The domestic Company-owned store operating margin, which does not include certain store-level costs such as royalties and advertising, increased $1.5 million, up 8.1% in the first quarter of 2013. This increase was due primarily to higher same store sales.

As a percentage of store revenues, the store operating margin increased 0.8 percentage points in the first quarter of 2013. Labor and related costs decreased 0.6 percentage points to 28.1% in the first quarter of 2013 due primarily to leveraging the higher sales per store. Occupancy costs (which include rent, telephone, utilities and depreciation) decreased 0.5 percentage points to 8.7% in the first quarter of 2013 due primarily to the positive impact of higher sales per store during the first quarter of 2013, and to a lesser extent, lower utilities and depreciation costs per store. Insurance costs decreased 0.4 percentage points to 2.9% in the first quarter of 2013 due to better experience. Food costs increased 1.0 percentage point to 27.7% in the first quarter of 2013 due primarily to higher cheese and other commodity prices. The cheese block price per pound averaged $1.67 in the first quarter of 2013 compared to $1.52 in the first quarter of 2012.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	First Quarter of 2013		First Quarter of 2012
Revenues	$231.5	100.0%	$214.1	100.0%
Cost of sales	205.4	88.7%	191.5	89.4%

Supply Chain operating margin	$26.1	11.3%	$22.6	10.6%

The domestic supply chain operating margin increased $3.5 million, up 15.6% in the first quarter of 2013, due primarily to higher volumes resulting from higher order counts at the store level and a change in the mix of the products sold.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.7 percentage points in the first quarter of 2013, due primarily to the positive impact of product mix and higher volumes, offset in part by higher commodity costs. Increases in certain food prices have a negative effect on the domestic supply chain operating margin percent due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2013 cheese prices been in effect during 2012, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.4% for the first quarter of 2012 versus the reported 10.6%. However, the dollar margins for those same periods would have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $6.5 million, up 13.7% in the first quarter of 2013. General and administrative expenses include a reimbursement of approximately $1.8 million during the first quarter of 2013 to our national advertising fund related to their historical costs to support the Company’s gift card program, as discussed above in domestic franchise revenues, as well as an increase in non-cash compensation expense of $1.3 million and an increase in variable performance-based compensation expenses of approximately $1.2 million. Additionally, we continued our investments in technology and international initiatives, which also increased general and administrative expenses during the quarter compared to the prior year quarter.

Interest Expense

Interest expense decreased $11.3 million to $20.9 million in the first quarter of 2013. This decrease was due primarily to approximately $10.2 million of additional interest expense incurred in the first quarter of 2012 related to the 2012 recapitalization, primarily the write-off of deferred financing fees in connection with the retirement of our previous debt facility.

The Company’s cash borrowing rate was 5.3% during the first quarter of 2013, 0.7 percentage points lower than the first quarter in 2012, due primarily to the completion of the 2012 recapitalization during the first quarter of 2012. The Company’s average outstanding debt balance, excluding capital lease obligations, decreased slightly to $1.55 billion in the first quarter of 2013 compared to $1.60 billion in the first quarter of 2012.

Provision for Income Taxes

Provision for income taxes increased $6.1 million to $20.2 million in the first quarter of 2013, due primarily to higher pre-tax income. The effective tax rate decreased 3.4 percentage points to 37.0% during the first quarter of 2013, from 40.4% in the comparable period in 2012. The 40.4% effective rate in the first quarter of 2012 was due primarily to a valuation allowance recorded on a deferred tax asset of approximately $0.9 million.

Summary of Recapitalization Expenses

The following table presents total recapitalization-related expenses incurred during the first quarter of 2012. These pre-tax expenses affect comparability between the periods presented for 2013 and 2012.

(in millions)	First Quarter of 2012
2012 recapitalization expenses:
General and administrative expenses (1)	$0.3
Additional interest expense (2)	10.2

Total of 2012 recapitalization expenses (pre-tax)	$10.5

Total of 2012 recapitalization expenses (after-tax)	$6.5

(1)	Primarily includes stock compensation expenses, payroll taxes related to the payments made to certain stock option holders, legal and professional fees incurred in connection with the recapitalization.
(2)	Primarily includes the write-off of deferred financing fees. Additionally, we incurred $2.1 million of interest expense on the 2007 borrowings subsequent to the closing of the 2012 recapitalization but prior to the repayment of the 2007 borrowings, essentially paying interest on both the 2007 and 2012 facilities for a period of time.

Liquidity and Capital Resources

As of March 24, 2013, we had working capital of $23.6 million, excluding restricted cash and cash equivalents of $61.4 million, and including unrestricted cash and cash equivalents of $75.1 million. Historically, we have operated with minimal positive working capital, or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with servicing our debt obligations, investing in our business and repurchasing our common stock, all of which are generally funded by ongoing cash flows from operations, also reduce our working capital amounts. As of March 24, 2013, we had approximately $39.8 million of restricted cash held for future principal and interest payments, $21.3 million of restricted cash held in a three month interest reserve as required by the related debt agreements and $0.3 million of other restricted cash, for a total of $61.4 million of restricted cash and cash equivalents.

As of March 24, 2013, we had approximately $1.55 billion of long-term debt, of which $24.2 million was classified as a current liability. Additionally, as of March 24, 2013, we had $37.8 million of outstanding letters of credit and $62.2 million of available capacity under our $100.0 million variable funding notes. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. Our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes.

The Company used cash of approximately $18.0 million during the first quarter of 2013 for the repurchase and retirement of 362,899 shares of common stock. As of March 24, 2013, we had approximately $134.4 million remaining for future share repurchases under the current Board of Directors approved $200.0 million open market share repurchase program. Subsequent to the first quarter of 2013, the Company repurchased and retired an additional 32,205 shares of common stock for a total of approximately $1.6 million. We continue to maintain our flexibility to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the variable funding notes) availability under the variable funding notes for, among other things, the repurchase of shares under the current authorized program, the payment of dividends and other corporate uses.

During the first quarter of 2013, the Company’s Board of Directors initiated a $0.20 per share regular quarterly dividend on its outstanding common stock. The Company recorded $11.1 million of dividends payable during the first quarter of 2013, which was subsequently paid on March 29, 2013. Additionally, during the first quarter of 2013, the Company recorded an estimated $0.2 million of dividends payable for payments to be made as certain performance-based restricted stock grants vest in the future. On April 23, 2013, the Company’s Board of Directors declared a $0.20 per share quarterly dividend for shareholders of record as of June 14, 2013 to be paid on June 28, 2013.

During the first quarter of 2013, we experienced strong increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international business continued to grow store counts in the first quarter of 2013. Both domestic supply chain and Company-owned stores produced higher margins versus the first quarter of 2012. These factors have contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, ongoing cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. The Company believes its current unrestricted cash and cash equivalents balance and its expected ongoing cash flows from operations will be sufficient to fund operations for at least the next twelve months. We did not have any material commitments for capital expenditures as of March 24, 2013.

Cash provided by operating activities was $47.6 million in the first quarter of 2013 and $20.2 million in the first quarter of 2012. The $27.4 million increase was due primarily to a $17.5 million net change in operating assets and liabilities, due primarily to the timing of payments of current operating liabilities. Cash provided by operating activities was also positively impacted by a $9.9 million increase in net income, excluding non-cash adjustments versus the prior year period, resulting primarily from our improved operating performance.

Cash used in investing activities was $4.3 million in the first quarter of 2013 and cash provided by investing activities was $42.5 million in the first quarter of 2012. The $46.8 million change was due primarily to a $46.7 million change in restricted cash and cash equivalents driven by lower restricted cash reserve requirements as a result of the 2012 recapitalization.

Cash used in financing activities was $23.1 million in the first quarter of 2013 and cash provided by financing activities was $102.6 million in the first quarter of 2012. The $125.7 million change was due primarily to $1.6 billion of proceeds from issuance of the 2012 debt facility offset by $1.4 billion of repayments of the 2007 debt facilities and $31.2 million of cash paid for financing costs, all of which resulted from our 2012 recapitalization. During the first quarter of 2013, $18.0 million of cash was used to repurchase shares of the Company’s common stock and no repurchases were made during the first quarter of 2012.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations, our current unrestricted cash and cash equivalents and amounts available under our variable funding notes will be more than adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the fixed rate notes and to service, extend or refinance the variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Forward-Looking Statements

This filing contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of and our ability to refinance our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by us, and other food-industry competitors; the ongoing level of profitability of our franchisees; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. Except as required by applicable securities law, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. The Company actively monitors this exposure when present. As of March 24, 2013, we had no outstanding variable funding note borrowings and $62.2 million available for borrowing, which is net of letters of credit of $37.8 million. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until January 2019. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

The Company is exposed to market risk from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. We may periodically enter into financial instruments to manage this risk. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In instances where we use fixed pricing agreements with our suppliers, we use these agreements to cover our physical commodity needs; the agreements are not net-settled and are accounted for as normal purchases.

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Total revenues of approximately 12.9% in the first quarter of 2013 and 12.4% in the first quarter of 2012 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on royalty revenues of approximately $2.2 million in the first quarter of 2013.

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

During the quarterly period ended March 24, 2013, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (December 31, 2012 to January 27, 2013)	1,492	$43.55	—	$152,378,451
Period #2 (January 28, 2013 to February 24, 2013)	7,315	46.58	—	152,378,451
Period #3 (February 25, 2013 to March 24, 2013)	365,404	49.64	362,899	134,360,169

Total	374,211	$49.55	362,899	$134,360,169

(1)	Includes 11,312 shares purchased as part of the Company’s employee stock purchase discount plan. During the first quarter, the shares were purchased at an average price of $46.41. All of the remaining shares presented were purchased pursuant to the publicly announced program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Employment agreement dated as of March 8, 2013 between Domino’s Pizza LLC and J. Patrick Doyle.

31.1	Certification by J. Patrick Doyle pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Michael T. Lawton pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by J. Patrick Doyle pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Michael T. Lawton pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC.
(Registrant)

Date: April 30, 2013	/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer