Form 10-Q
period 2013-06-16
DOMINOS PIZZA INC
filed 2013-07-23
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2013

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

As of July 16, 2013, Domino’s Pizza, Inc. had 55,651,949 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 16, 2013	December 30, 2012 (Note)
Assets
Current assets:
Cash and cash equivalents	$40,838	$54,813
Restricted cash and cash equivalents	59,712	60,015
Accounts receivable	93,987	94,103
Inventories	27,996	31,061
Prepaid expenses and other	21,505	13,068
Advertising fund assets, restricted	48,049	37,917
Deferred income taxes	10,449	15,290

Total current assets	302,536	306,267

Property, plant and equipment:
Land and buildings	23,715	24,460
Leasehold and other improvements	84,460	80,279
Equipment	172,355	168,452
Construction in progress	4,045	9,967

	284,575	283,158
Accumulated depreciation and amortization	(196,024)	(191,713)

Property, plant and equipment, net	88,551	91,445

Other assets:
Deferred financing costs	31,932	34,787
Goodwill	16,598	16,598
Capitalized software	12,505	11,387
Other assets	13,115	13,760
Deferred income taxes	3,562	3,953

Total other assets	77,712	80,485

Total assets	$468,799	$478,197

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$24,153	$24,349
Accounts payable	63,875	77,414
Dividends payable	12,214	1,502
Insurance reserves	13,949	12,964
Advertising fund liabilities	48,049	37,917
Other accrued liabilities	66,572	75,352

Total current liabilities	228,812	229,498

Long-term liabilities:
Long-term debt, less current portion	1,524,420	1,536,443
Insurance reserves	24,949	24,195
Deferred income taxes	4,291	7,001
Other accrued liabilities	15,118	16,583

Total long-term liabilities	1,568,778	1,584,222

Stockholders’ deficit:
Common stock	558	563
Additional paid-in capital	64	1,664
Retained deficit	(1,327,020)	(1,335,364)
Accumulated other comprehensive loss	(2,393)	(2,386)

Total stockholders’ deficit	(1,328,791)	(1,335,523)

Total liabilities and stockholders’ deficit	$468,799	$478,197

Note: The balance sheet at December 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 16,	June 17,	June 16,	June 17,
(In thousands, except per share data)	2013	2012	2013	2012
Revenues:
Domestic Company-owned stores	$78,509	$73,911	$159,603	$151,526
Domestic franchise	48,167	44,286	99,485	89,482
Domestic supply chain	233,307	209,297	464,839	423,428
International	54,026	48,630	107,700	96,276

Total revenues	414,009	376,124	831,627	760,712

Cost of sales:
Domestic Company-owned stores	59,536	55,669	120,804	114,947
Domestic supply chain	207,319	186,621	412,732	378,150
International	21,167	19,227	42,298	38,359

Total cost of sales	288,022	261,517	575,834	531,456

Operating margin	125,987	114,607	255,793	229,256

General and administrative	52,146	48,829	106,427	96,583

Income from operations	73,841	65,778	149,366	132,673

Interest income	30	52	73	206
Interest expense	(20,426)	(20,717)	(41,372)	(52,967)

Income before provision for income taxes	53,445	45,113	108,067	79,912
Provision for income taxes	20,175	17,018	40,377	31,075

Net income	$33,270	$28,095	$67,690	$48,837

Earnings per share:
Common stock – basic	$0.60	$0.50	$1.22	$0.86
Common stock – diluted	0.57	0.47	1.17	0.82
Dividends declared per share	$0.20	$—	$0.40	$3.00

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 16,	June 17,	June 16,	June 17,
(In thousands)	2013	2012	2013	2012
Net income	$33,270	$28,095	$67,690	$48,837
Other comprehensive income (loss), before tax:
Currency translation adjustment	(112)	(152)	(90)	(787)
Reclassification adjustment for losses included in net income	—	—	—	776

	(112)	(152)	(90)	(11)
Tax attributes of items in other comprehensive income (loss):
Currency translation adjustment	156	63	83	304
Reclassification adjustment for losses included in net income	—	—	—	(295)

	156	63	83	9

Other comprehensive income (loss), net of tax	44	(89)	(7)	(2)

Comprehensive income	$33,314	$28,006	$67,683	$48,835

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
	June 16,	June 17,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$67,690	$48,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,407	10,441
Gains on sale/disposal of assets	(285)	(148)
Amortization of deferred financing costs and other	2,853	10,489
Provision for deferred income taxes	2,557	4,040
Non-cash compensation expense	10,240	8,288
Tax impact from equity-based compensation	(6,043)	(7,265)
Other	(1,090)	232
Changes in operating assets and liabilities	(20,489)	(16,804)

Net cash provided by operating activities	66,840	58,110

Cash flows from investing activities:
Capital expenditures	(11,587)	(8,025)
Proceeds from sale of assets	2,077	1,172
Changes in restricted cash	303	32,981
Other	1,266	1,157

Net cash provided by (used in) investing activities	(7,941)	27,285

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,575,000
Repayments of long-term debt and capital lease obligations	(12,219)	(1,453,182)
Proceeds from exercise of stock options	3,738	2,088
Tax impact from equity-based compensation	6,043	7,265
Purchases of common stock	(56,057)	(36,867)
Tax payments for restricted stock upon vesting	(2,845)	(1,996)
Payments of common stock dividends and equivalents	(11,454)	(184,858)
Cash paid for financing costs	—	(31,613)

Net cash used in financing activities	(72,794)	(124,163)

Effect of exchange rate changes on cash and cash equivalents	(80)	(774)

Change in cash and cash equivalents	(13,975)	(39,542)
Cash and cash equivalents, at beginning of period	54,813	50,292

Cash and cash equivalents, at end of period	$40,838	$10,750

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 16, 2013

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

In the opinion of the Company, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 16, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2013.

2.	Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended June 16, 2013 and June 17, 2012
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2013	$126,676	$255,856	$54,026	$(22,549)	$—	$414,009
2012	118,197	229,302	48,630	(20,005)	—	376,124
Income from operations –
2013	$42,328	$20,288	$26,562	N/A	$(15,337)	$73,841
2012	39,486	17,291	23,633	N/A	(14,632)	65,778
Segment Income –
2013	$43,746	$22,156	$26,425	N/A	$(8,283)	$84,044
2012	40,859	19,015	23,567	N/A	(8,551)	74,890

	Two Fiscal Quarters Ended June 16, 2013 and June 17, 2012
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2013	$259,088	$510,602	$107,700	$(45,763)	$—	$831,627
2012	241,008	464,858	96,276	(41,430)	—	760,712
Income from operations –
2013	$86,163	$40,825	$53,614	N/A	$(31,236)	$149,366
2012	80,737	34,412	47,886	N/A	(30,362)	132,673
Segment Income –
2013	$89,048	$44,523	$53,549	N/A	$(16,392)	$170,728
2012	83,543	37,850	47,323	N/A	(17,210)	151,506

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 16, 2013	June 17, 2012	June 16, 2013	June 17, 2012
Total Segment Income	$84,044	$74,890	$170,728	$151,506
Depreciation and amortization	(5,776)	(5,225)	(11,407)	(10,441)
Gains on sale/disposal of assets	197	111	285	148
Non-cash compensation expense	(4,624)	(3,998)	(10,240)	(8,288)
2012 recapitalization-related expenses	—	—	—	(252)

Income from operations	73,841	65,778	149,366	132,673
Interest income	30	52	73	206
Interest expense	(20,426)	(20,717)	(41,372)	(52,967)

Income before provision for income taxes	$53,445	$45,113	$108,067	$79,912

3.	Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 16, 2013	June 17, 2012	June 16, 2013	June 17, 2012
Net income available to common stockholders – basic and diluted	$33,270	$28,095	$67,690	$48,837

Basic weighted average number of shares	55,468,971	56,724,754	55,607,881	56,841,315
Earnings per share – basic	$0.60	$0.50	$1.22	$0.86
Diluted weighted average number of shares	57,960,232	59,449,449	58,091,126	59,565,656
Earnings per share – diluted	$0.57	$0.47	$1.17	$0.82

The denominators used in calculating diluted earnings per share for common stock for the second quarter and two fiscal quarters of 2013 do not include 377,540 and 393,360 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for common stock for the second quarter and two fiscal quarters of 2012 do not include 190,729 options to purchase common stock for each period, as the effect of including these options would have been anti-dilutive.

4.	Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the two fiscal quarters of 2013.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 30, 2012	56,313,249	$563	$1,664	$(1,335,364)	$(2,386)
Net income	—	—	—	67,690	—
Common stock dividends	—	—	—	(22,072)	—
Issuance of common stock, net	220,660	2	—	—	—
Common stock effectively repurchased for required employee tax withholdings	(59,641)	(1)	(2,844)	—	—
Purchases of common stock	(1,018,147)	(10)	(18,773)	(37,274)	—
Exercise of stock options	368,654	4	3,734	—	—
Tax impact from equity-based compensation	—	—	6,043	—	—
Non-cash compensation expense	—	—	10,240	—	—
Currency translation adjustment, net of tax	—	—	—	—	(7)

Balance at June 16, 2013	55,824,775	$558	$64	$(1,327,020)	$(2,393)

5.	Dividends

During the two fiscal quarters of 2013, the Company paid approximately $11.5 million of common stock dividends. Additionally, during the second quarter of 2013, the Company’s Board of Directors declared a $0.20 per share dividend on its outstanding common stock. In connection with the declaration of the dividend, the Company recorded $11.1 million of dividends payable.

On July 17, 2013, the Company’s Board of Directors declared a $0.20 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 13, 2013 to be paid on September 30, 2013.

6.	Accumulated Other Comprehensive Loss

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

The approximately $2.4 million of accumulated other comprehensive loss at both June 16, 2013 and December 30, 2012 represents currency translation adjustments, net of tax. During the two fiscal quarters of 2012, we reclassified $0.8 million of losses related to a derivative instrument from accumulated other comprehensive loss to interest expense within the consolidated statements of income. The related income tax effect of $0.3 million was classified to income tax expense in the consolidated statements of income. There were no reclassifications out of accumulated other comprehensive loss to net income in the second quarter of 2012, the second quarter of 2013 and the two fiscal quarters of 2013.

7.	Open Market Share Repurchase Program

During the second quarter and two fiscal quarters of 2013, the Company repurchased and retired 655,248 and 1,018,147 shares of common stock for a total of approximately $38.0 million and $56.1 million, respectively. As of June 16, 2013, the Company had approximately $96.3 million remaining for future share repurchases under its Board of Directors approved $200.0 million open market share repurchase program. Subsequent to the second quarter of 2013, the Company repurchased and retired an additional 189,185 shares of common stock for a total of approximately $10.9 million.

During the second quarter and two fiscal quarters of 2012, the Company repurchased and retired 1,146,497 shares of common stock for a total of approximately $36.9 million under the Company’s open market share repurchase program.

8.	Fair Value Measurements

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at June 16, 2013 and December 30, 2012:

	At June 16, 2013
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$34,944	$34,944	$—	$—
Restricted cash equivalents	51,258	51,258	—	—
Investments in marketable securities	2,566	2,566	—	—

	At December 30, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$44,531	$44,531	$—	$—
Restricted cash equivalents	50,591	50,591	—	—
Investments in marketable securities	2,097	2,097	—	—

At June 16, 2013, the Company estimates that the $1.55 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.70 billion, and at December 30, 2012 the $1.56 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.73 billion. The fixed rate notes are classified as a Level 2 measurement, as the Company estimated the fair value amount by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented here are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

   (Unaudited; tabular amounts in millions, except percentages and store data)

The 2013 second quarter referenced herein represents the twelve-week period ended June 16, 2013, while the 2012 second quarter represents the twelve-week period ended June 17, 2012. The 2013 two fiscal quarters referenced herein represent the twenty-four-week period ended June 16, 2013, while the 2012 two fiscal quarters represent the twenty-four-week period ended June 17, 2012.

Overview

We are the number one pizza delivery company in the United States based on reported consumer spending, and the second largest pizza company in the world based on number of units. We operate through a substantially franchised network of stores, located in all 50 states and in more than 70 international markets, as well as Company-owned stores, all of which are in the United States. In addition, we operate regional dough manufacturing and supply chain centers in the United States and Canada.

Our financial results are driven largely by retail sales at our franchise and Company-owned stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees as well as Company-owned store and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the results of our marketing, our ability to execute our store operating model, the overall global economic environment and the success of our business strategies.

	Second Quarter of 2013		Second Quarter of 2012		Two Fiscal Quarters of 2013		Two Fiscal Quarters of 2012
Global retail sales growth	+9.3%		+4.3%		+9.4%		+5.2%
Same store sales growth:
Domestic Company-owned stores	+5.7%		+0.3%		+5.3%		+1.0%
Domestic franchise stores	+6.8%		+1.9%		+6.6%		+2.0%

Domestic stores	+6.7%		+1.7%		+6.4%		+1.9%
International stores	+5.8%		+5.7%		+6.2%		+5.2%
Store counts (at end of period):
Domestic Company-owned stores	389		387
Domestic franchise stores	4,543		4,514

Domestic stores	4,932		4,901
International stores	5,508		5,023

Total stores	10,440		9,924

Income statement data:
Total revenues	$414.0	100.0%	$376.1	100.0%	$831.6	100.0%	$760.7	100.0%
Cost of sales	288.0	69.6%	261.5	69.5%	575.8	69.2%	531.5	69.9%
General and administrative	52.1	12.6%	48.8	13.0%	106.4	12.8%	96.6	12.7%

Income from operations	73.8	17.8%	65.8	17.5%	149.4	18.0%	132.7	17.4%
Interest expense, net	(20.4)	(4.9)%	(20.7)	(5.5)%	(41.3)	(5.0)%	(52.8)	(6.9)%

Income before provision for income taxes	53.4	12.9%	45.1	12.0%	108.1	13.0%	79.9	10.5%
Provision for income taxes	20.2	4.9%	17.0	4.5%	40.4	4.9%	31.1	4.1%

Net income	$33.3	8.0%	$28.1	7.5%	$67.7	8.1%	$48.8	6.4%

During the second quarter and two fiscal quarters of 2013, we experienced robust domestic same store sales increases driven by our continued consumer offerings of higher quality food at value pricing and effective marketing to support our promotions. We believe that our innovative digital platforms and technology continue to drive orders and sales and provide us with a competitive advantage versus regional chains and individual establishments. Internationally, we continued to have strong same store sales in both the second quarter and two fiscal quarters of 2013. International store growth continued to be strong during the second quarter, as we opened a net 101 stores, bringing the year-to-date total to a net 181 stores opened. We believe that our strong global brand, quality and affordable food offerings, combined with our operations and innovative technology all contributed to our results during the second quarter and two fiscal quarters of 2013. We intend to further grow our business by continuing to focus on operational excellence, effective marketing, industry-leading technology platforms and delivering high quality food and service to our customers.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 9.3% in the second quarter of 2013, and 9.4% in the two fiscal quarters of 2013. These increases were driven primarily by domestic and international same store sales growth, as well as an increase in our worldwide store counts during the trailing four quarters. This was offset, in part, by the negative impact of foreign currency exchange rates. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products and marketing. International same store sales growth reflected continued strong performance in the markets where we compete.

Revenues increased $37.9 million, up 10.1% in the second quarter of 2013, and $70.9 million, up 9.3% in the two fiscal quarters of 2013. These increases were due primarily to higher domestic supply chain revenues attributable to higher volumes from increased order counts combined with higher cheese and other commodity prices, higher domestic franchise and Company-owned store revenues, and higher international revenues attributable to same store sales and store count growth. These increases were offset in part by the negative impact on international revenues of changes in foreign currency exchange rates. These changes in revenues are described in more detail below.

Income from operations increased $8.0 million, up 12.3% in the second quarter of 2013, and $16.7 million, up 12.6% in the two fiscal quarters of 2013. These increases were driven primarily by higher royalty revenues from both domestic and international franchise stores and slightly higher supply chain margins driven primarily by higher volumes. Additionally, higher domestic Company-owned store margins positively impacted the two fiscal quarters of 2013. These increases were offset, in part, by the negative impact of the changes in foreign currency exchange rates and higher general and administrative expenses.

Net income increased $5.2 million, up 18.4% in the second quarter of 2013, and $18.9 million, up 38.6% in the two fiscal quarters of 2013. These increases were driven in part by domestic and international same store sales growth, international store count growth and higher supply chain margins and were offset in part by changes in foreign currency exchange rates and higher general and administrative expenses. Additionally, during the two fiscal quarters of 2012, the Company incurred approximately $6.5 million of net after-tax expenses in connection with the 2012 recapitalization and recorded a valuation allowance on a deferred tax asset of approximately $0.9 million.

Revenues

	Second Quarter of 2013		Second Quarter of 2012		Two Fiscal Quarters of 2013		Two Fiscal Quarters of 2012
Domestic Company-owned stores	$78.5	19.0%	$73.9	19.7%	$159.6	19.2%	$151.5	19.9%
Domestic franchise	48.2	11.6%	44.3	11.8%	99.5	12.0%	89.5	11.8%
Domestic supply chain	233.3	56.4%	209.3	55.6%	464.8	55.9%	423.4	55.7%
International	54.0	13.0%	48.6	12.9%	107.7	12.9%	96.3	12.7%

Total revenues	$414.0	100.0%	$376.1	100.0%	$831.6	100.0%	$760.7	100.0%

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

Domestic Stores Revenues

	Second Quarter of 2013		Second Quarter of 2012		Two Fiscal Quarters of 2013		Two Fiscal Quarters of 2012
Domestic Company-owned stores	$78.5	62.0%	$73.9	62.5%	$159.6	61.6%	$151.5	62.9%
Domestic franchise	48.2	38.0%	44.3	37.5%	99.5	38.4%	89.5	37.1%

Domestic stores	$126.7	100.0%	$118.2	100.0%	$259.1	100.0%	$241.0	100.0%

Domestic stores revenues increased $8.5 million, up 7.2% in the second quarter of 2013, and $18.1 million, up 7.5% in the two fiscal quarters of 2013. These increases were due primarily to higher domestic Company-owned same store sales and royalty revenues earned on higher franchise same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations increased $4.6 million, up 6.2% in the second quarter of 2013, and $8.1 million, up 5.3% in the two fiscal quarters of 2013. These increases were due primarily to higher same store sales during the second quarter and two fiscal quarters of 2013. Domestic Company-owned same store sales increased 5.7% in the second quarter of 2013, and 5.3% in the two fiscal quarters of 2013. This compared to an increase of 0.3% in the second quarter of 2012, and 1.0% in the two fiscal quarters of 2012.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $3.9 million, up 8.8% in the second quarter of 2013, and $10.0 million, up 11.2% in the two fiscal quarters of 2013. These increases were due primarily to higher domestic franchise same store sales and to a lesser extent, an increase in the average number of domestic franchise stores open during 2013 and an increase in revenues resulting from fees paid by franchisees related to our insourced online ordering platform. We also incurred an increase in general and administrative expenses for our technology initiatives. Additionally, during the two fiscal quarters of 2013, we contracted with a third party to manage our gift card program. In connection with this program change, we refined our assessment of our gift card liability and recorded approximately $2.6 million of domestic franchise revenue and reimbursed approximately $1.8 million to our national advertising fund, as discussed further below in general and administrative expenses. Domestic franchise same store sales increased 6.8% in the second quarter of 2013, and 6.6% in the two fiscal quarters of 2013. This compared to an increase of 1.9% in the second quarter of 2012, and 2.0% in the two fiscal quarters of 2012.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations increased $24.0 million, up 11.5% in the second quarter of 2013, and $41.4 million, up 9.8% in the two fiscal quarters of 2013. These increases were due primarily to higher volumes as a result of increased order counts at the store level, higher overall commodity prices, including cheese, and a change in the mix of products sold. The published cheese block price-per-pound averaged $1.77 in the second quarter of 2013 and $1.72 in the two fiscal quarters of 2013, up from $1.52 in both of the comparable periods in 2012. We estimate that the higher cheese block price resulted in an approximate $4.4 million increase in domestic supply chain revenues during the second quarter of 2013, and a $7.5 million increase in revenues in the two fiscal quarters of 2013.

International Revenues

	Second Quarter of 2013		Second Quarter of 2012		Two Fiscal Quarters of 2013		Two Fiscal Quarters of 2012
International royalty and other	$30.2	55.9%	$26.9	55.5%	$60.1	55.8%	$53.0	55.1%
International supply chain	23.8	44.1%	21.7	44.5%	47.6	44.2%	43.3	44.9%

International	$54.0	100.0%	$48.6	100.0%	$107.7	100.0%	$96.3	100.0%

International revenues primarily consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $5.4 million, up 11.1% in the second quarter of 2013, and $11.4 million, up 11.9% in the two fiscal quarters of 2013. These increases were due primarily to higher international royalty and other revenues as well as higher international supply chain revenues as discussed below.

Revenues from international royalties and other increased $3.3 million, up 11.9% in the second quarter of 2013, and $7.1 million, up 13.3% in the two fiscal quarters of 2013. These increases were due primarily to higher same store sales and more international stores being open during 2013, offset in part by the negative impact of changes in foreign currency exchange rates of approximately $0.5 million in the second quarter of 2013 and approximately $1.1 million in the two fiscal quarters of 2013. On a constant dollar basis (which excludes the impact of foreign currency exchange rates), same store sales increased 5.8% in the second quarter of 2013, and 6.2% in the two fiscal quarters of 2013. This compared to an increase of 5.7% in the second quarter of 2012, and 5.2% in the two fiscal quarters of 2012. On a historical dollar basis (which includes the impact of foreign currency exchange rates), same store sales increased 3.9% in the second quarter of 2013, and increased 4.2% in the two fiscal quarters of 2013. The variance in our same store sales on a constant dollar basis versus a historical dollar basis in 2013 was caused by the stronger dollar when compared to the currencies in the international markets in which we compete.

Revenues from international supply chain operations increased $2.1 million, up 10.0% in the second quarter of 2013, and $4.3 million, up 10.1% in the two fiscal quarters of 2013 due primarily to higher volumes.

Cost of Sales / Operating Margin

	Second Quarter of 2013		Second Quarter of 2012		Two Fiscal Quarters of 2013		Two Fiscal Quarters of 2012
Consolidated revenues	$414.0	100.0%	$376.1	100.0%	$831.6	100.0%	$760.7	100.0%
Consolidated cost of sales	288.0	69.6%	261.5	69.5%	575.8	69.2%	531.5	69.9%

Consolidated operating margin	$126.0	30.4%	$114.6	30.5%	$255.8	30.8%	$229.3	30.1%

Cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of cost of sales primarily include food, labor and occupancy costs.

The operating margin, which we define as revenues less cost of sales, increased $11.4 million, up 9.9% in the second quarter of 2013, and $26.5 million, up 11.6% in the two fiscal quarters of 2013. These increases in the operating margin were due primarily to higher domestic and international franchise revenues and higher supply chain margins. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the operating margin decreased 0.1 percentage points in the second quarter of 2013, and increased 0.7 percentage points in the two fiscal quarters of 2013. The decrease in the second quarter of 2013 was due primarily to higher overall commodity prices, including cheese, and lower Company-owned stores operating margins. The decrease was offset in part by higher supply chain margins and a change in our mix of revenues. The increase in the two fiscal quarters of 2013 was due primarily to a change in our mix of revenues and higher supply chain margins, offset in part by higher overall commodity prices, including cheese.

As indicated above, the operating margin as a percentage of revenues was negatively impacted by higher cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2013 average cheese prices had been in effect during 2012, the impact on supply chain margins would have caused the operating margin for the second quarter of 2012 to be approximately 30.1% of revenues versus the reported 30.5% and approximately 29.8% of revenues for the two fiscal quarters of 2012 versus the reported 30.1%. However, the dollar margins for those same periods would have been unaffected.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Second Quarter of 2013		Second Quarter of 2012		Two Fiscal Quarters of 2013		Two Fiscal Quarters of 2012
Revenues	$78.5	100.0%	$73.9	100.0%	$159.6	100.0%	$151.5	100.0%
Cost of sales	59.5	75.8%	55.7	75.3%	120.8	75.7%	114.9	75.9%

Store operating margin	$19.0	24.2%	$18.2	24.7%	$38.8	24.3%	$36.6	24.1%

The domestic Company-owned store operating margin, which does not include certain store-level costs such as royalties and advertising, increased $0.8 million, up 4.0% in the second quarter of 2013, and $2.2 million, up 6.1% in the two fiscal quarters of 2013. These increases were due primarily to higher same store sales, offset in part by higher food costs.

As a percentage of store revenues, the store operating margin decreased 0.5 percentage points in the second quarter of 2013, and increased 0.2 percentage points in the two fiscal quarters of 2013.

Food costs increased 1.4 percentage points to 27.8% in the second quarter of 2013, and 1.2 percentage points in the two fiscal quarters of 2013 due primarily to higher cheese and other commodity prices. The cheese block price per pound averaged $1.77 in the second quarter of 2013 and $1.72 in the two fiscal quarters of 2013. This compared to $1.52 in both the second quarter and two fiscal quarters of 2012.

Labor and related costs decreased 0.1 percentage points to 28.2% in the second quarter of 2013, and 0.3 percentage points to 28.2% in the two fiscal quarters of 2013 due primarily to leveraging the higher sales per store.

Occupancy costs (which include rent, telephone, utilities and depreciation) decreased 0.5 percentage points to 8.8% in both the second quarter and two fiscal quarters of 2013, due primarily to the positive impact of higher sales per store.

Insurance costs decreased 0.7 percentage points to 2.8% in the second quarter of 2013, and 0.5 percentage points to 2.9% in the two fiscal quarters of 2013 due primarily to lower health insurance expenses per store and favorable claims experience.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	Second Quarter of 2013		Second Quarter of 2012		Two Fiscal Quarters of 2013		Two Fiscal Quarters of 2012
Revenues	$233.3	100.0%	$209.3	100.0%	$464.8	100.0%	$423.4	100.0%
Cost of sales	207.3	88.9%	186.6	89.2%	412.7	88.8%	378.2	89.3%

Supply Chain operating margin	$26.0	11.1%	$22.7	10.8%	$52.1	11.2%	$45.3	10.7%

The domestic supply chain operating margin increased $3.3 million, up 14.6% in the second quarter of 2013, and $6.8 million, up 15.1% in the two fiscal quarters of 2013. These increases were due primarily to higher volumes resulting from higher order counts at the store level and a change in the mix of the products sold.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.3 percentage points in the second quarter of 2013, and 0.5 percentage points in the two fiscal quarters of 2013 as compared to the prior year periods. These increases were due primarily to the positive impact of product mix and higher volumes, offset in part by higher commodity costs. Increases in certain food prices have a negative effect on the domestic supply chain operating margin percent due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2013 cheese prices been in effect during 2012, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.6% for the second quarter of 2012 and approximately 10.5% for the two fiscal quarters of 2012. However, the dollar margins for those same periods would have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $3.3 million, up 6.8% in the second quarter of 2013, and $9.8 million, up 10.2% in the two fiscal quarters of 2013. These increases were due primarily to higher variable performance-based compensation expenses of approximately $0.8 million in the second quarter of 2013 and $2.0 million in the two fiscal quarters of 2013 and an increase in non-cash compensation expense of $0.6 million in the second quarter of 2013 and $2.0 in the two fiscal quarters of 2013. General and administrative expenses also include a reimbursement of approximately $1.8 million during the two fiscal quarters of 2013 to our national advertising fund related to their historical costs to support the Company’s gift card program, as discussed above in domestic franchise revenues. Additionally, we continued our investments in technology and international initiatives, which also increased general and administrative expenses during the second quarter and two fiscal quarters of 2013 compared to the prior year periods.

Interest Expense

Interest expense decreased $0.3 million to $20.4 million in the second quarter of 2013, and $11.6 million to $41.4 million in the two fiscal quarters of 2013. The decrease in the two fiscal quarters of 2013 was due primarily to approximately $10.2 million of additional interest expense incurred in the first quarter of 2012 related to the 2012 recapitalization.

The Company’s cash borrowing rate was flat at 5.4% for both the second quarter of 2013 and the second quarter of 2012, and decreased 0.3 percentage points to 5.4% in the two fiscal quarters of 2013 compared to the two fiscal quarters of 2012. This decrease was due primarily to the completion of the 2012 recapitalization during the first quarter of 2012. The Company’s average outstanding debt balance, excluding capital lease obligations, decreased slightly to $1.55 billion in the second quarter and two fiscal quarters of 2013 compared to $1.60 billion in both the second quarter and two fiscal quarters of 2012. These decreases were due to scheduled principal payments on our fixed rate notes.

Provision for Income Taxes

Provision for income taxes increased $3.2 million to $20.2 million in the second quarter of 2013, and $9.3 million to $40.4 million in the two fiscal quarters of 2013, due primarily to higher pre-tax income. The effective tax rate remained relatively flat at 37.7% during the second quarter of 2013 compared with the same period in 2012. The effective tax rate decreased 1.5 percentage points to 37.4% during the two fiscal quarters of 2013, from 38.9% in the comparable period in 2012. The 38.9% effective rate in the two fiscal quarters of 2012 was negatively impacted by a valuation allowance recorded on a deferred tax asset of approximately $0.9 million.

Summary of Recapitalization Expenses

The following table presents total recapitalization-related expenses incurred during the two fiscal quarters of 2012. These pre-tax expenses affect comparability between the periods presented for 2013 and 2012.

(in millions)	Two Fiscal Quarters of 2012
2012 recapitalization expenses:
General and administrative expenses (1)	$0.3
Additional interest expense (2)	10.2

Total of 2012 recapitalization expenses (pre-tax)	$10.5

Total of 2012 recapitalization expenses (after-tax)	$6.5

(1)	Primarily includes stock compensation expenses, payroll taxes related to the payments made to certain stock option holders, legal and professional fees incurred in connection with the recapitalization.
(2)	Primarily includes the write-off of deferred financing fees. Additionally, we incurred $2.1 million of interest expense on the 2007 borrowings subsequent to the closing of the 2012 recapitalization but prior to the repayment of the 2007 borrowings, essentially paying interest on both the 2007 and 2012 facilities for a period of time.

Liquidity and Capital Resources

As of June 16, 2013, we had working capital of $14.0 million, excluding restricted cash and cash equivalents of $59.7 million, and including unrestricted cash and cash equivalents of $40.8 million. Historically, we have operated with minimal positive working capital, or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with servicing our debt obligations, investing in our business and repurchasing our common stock, all of which are generally funded by cash flows from operations, also reduce our working capital amounts. As of June 16, 2013, we had approximately $38.4 million of restricted cash held for future principal and interest payments, $21.2 million of restricted cash held in a three month interest reserve as required by the related debt agreements and $0.1 million of other restricted cash, for a total of $59.7 million of restricted cash and cash equivalents.

As of June 16, 2013, we had approximately $1.55 billion of long-term debt, of which $24.2 million was classified as a current liability. Additionally, as of June 16, 2013, we had $37.7 million of outstanding letters of credit and $62.3 million of available capacity under our $100.0 million variable funding notes. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. Our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes.

During the second quarter and two fiscal quarters of 2013, the Company repurchased and retired 655,248 and 1,018,147 shares of common stock for a total of approximately $38.0 million and $56.1 million, respectively. As of June 16, 2013, we had approximately $96.3 million remaining for future share repurchases under the current Board of Directors approved $200.0 million open market share repurchase program. Subsequent to the second quarter of 2013, the Company repurchased and retired an additional 189,185 shares of common stock for a total of approximately $10.9 million. We continue to maintain our flexibility to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the variable funding notes) availability under the variable funding notes for, among other things, the repurchase of shares under the current authorized program, the payment of dividends and other corporate uses.

During the two fiscal quarters of 2013, the Company paid approximately $11.5 million of common stock dividends. Additionally, during the second quarter of 2013, the Company’s Board of Directors declared a $0.20 per share dividend on its outstanding common stock. In connection with the declaration of the dividend, the Company recorded $11.1 million of dividends payable. On July 17, 2013, the Company’s Board of Directors declared a $0.20 per share quarterly dividend for shareholders of record as of September 13, 2013 to be paid on September 30, 2013.

During the second quarter and two fiscal quarters of 2013, we experienced strong increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international business continued to grow store counts in the second quarter and two fiscal quarters of 2013. Domestic supply chain and Company-owned stores produced higher margins versus the second quarter and two fiscal quarters of 2012. These factors have contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. The Company believes its current unrestricted cash and cash equivalents balance and its expected cash flows from operations will be sufficient to fund operations for at least the next twelve months. We did not have any material commitments for capital expenditures as of June 16, 2013.

Cash provided by operating activities was $66.8 million in the two fiscal quarters of 2013 compared to $58.1 million in the two fiscal quarters of 2012. The $8.7 million increase was due primarily to a $12.4 million increase in net income, excluding non-cash adjustments versus the prior year period, resulting primarily from our improved operating performance. Cash provided by operating activities was negatively impacted by a $3.7 million net change in operating assets and liabilities, due primarily to the timing of payments of current operating liabilities.

Cash used in investing activities was $7.9 million in the two fiscal quarters of 2013 and cash provided by investing activities was $27.3 million in the two fiscal quarters of 2012. The $35.2 million change was due primarily to a $32.7 million change in restricted cash and cash equivalents driven by lower restricted cash reserve requirements as a result of the 2012 recapitalization and a $3.6 million increase in capital expenditures primarily due to investments in technology initiatives.

Cash used in financing activities was $72.8 million in the two fiscal quarters of 2013 compared to $124.2 million in the two fiscal quarters of 2012. The $51.4 million change was due primarily to a $1.4 billion decrease in repayments of long-term debt, a $173.4 million decrease in common stock dividends and equivalent payments and a $31.6 million decrease in cash paid for financing costs offset by a $1.6 billion decrease of proceeds from issuance of the 2012 debt facility. These changes were due primarily to our 2012 recapitalization. Additionally, during the two fiscal quarters of 2013, an additional $19.2 million of cash was used to repurchase shares of the Company’s common stock versus the two fiscal quarters of 2012.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations, our current unrestricted cash and cash equivalents and amounts available under our variable funding notes will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the fixed rate notes and to service, extend or refinance the variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Forward-Looking Statements

This filing contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of and our ability to refinance our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by us, and other food-industry competitors; the ongoing level of profitability of our franchisees; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in foreign currency exchange rates; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. These forward-looking statements speak only as of the date of this filing, and you should not rely on such statements as representing the views of the Company as of any subsequent date. Except as required by applicable securities law, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. The Company actively monitors this exposure when present. As of June 16, 2013, we had no outstanding variable funding note borrowings and $62.3 million available for borrowing, which is net of letters of credit of $37.7 million. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until January 2019. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Total revenues of approximately 13.0% in the second quarter of 2013, 12.9% in the second quarter of 2012, 12.9% in the two fiscal quarters of 2013 and 12.7% in the two fiscal quarters of 2012 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $4.4 million in the two fiscal quarters of 2013.

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

During the quarterly period ended June 16, 2013, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include, without limitation, workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices as well as intellectual property, including patents.

While we may occasionally be party to large claims, including class action suits, we do not believe that these matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #4 (March 25, 2013 to April 21, 2013)	34,466	$50.72	32,205	$132,727,494
Period #5 (April 22, 2013 to May 19, 2013)	110,111	57.63	108,136	126,490,031
Period #6 (May 20, 2013 to June 16, 2013)	517,279	58.59	514,907	96,322,368

Total	661,856	$58.02	655,248	$96,322,368

(1)	Includes 6,608 shares purchased as part of the Company’s employee stock purchase discount plan. During the second quarter, the shares were purchased at an average price of $55.10. All of the remaining shares presented were purchased pursuant to the publicly announced program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification by J. Patrick Doyle pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Michael T. Lawton pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by J. Patrick Doyle pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Michael T. Lawton pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC. (Registrant)

Date: July 23, 2013	/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer