Form 10-Q
period 2013-09-08
DOMINOS PIZZA INC
filed 2013-10-15
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 8, 2013

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

As of October 8, 2013, Domino’s Pizza, Inc. had 55,718,857 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 8, 2013	December 30, 2012 (Note)
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$32,079	$54,813
Restricted cash and cash equivalents	63,288	60,015
Accounts receivable	92,765	94,103
Inventories	30,282	31,061
Prepaid expenses and other	20,466	13,068
Advertising fund assets, restricted	54,068	37,917
Deferred income taxes	9,462	15,290

Total current assets	302,410	306,267

Property, plant and equipment:
Land and buildings	23,723	24,460
Leasehold and other improvements	84,953	80,279
Equipment	174,484	168,452
Construction in progress	5,308	9,967

	288,468	283,158
Accumulated depreciation and amortization	(199,138)	(191,713)

Property, plant and equipment, net	89,330	91,445

Other assets:
Deferred financing costs	30,520	34,787
Goodwill	16,598	16,598
Capitalized software	13,087	11,387
Other assets	13,121	13,760
Deferred income taxes	3,458	3,953

Total other assets	76,784	80,485

Total assets	$468,524	$478,197

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$24,140	$24,349
Accounts payable	63,006	77,414
Dividends payable	11,694	1,502
Insurance reserves	13,754	12,964
Advertising fund liabilities	54,068	37,917
Other accrued liabilities	58,814	75,352

Total current liabilities	225,476	229,498

Long-term liabilities:
Long-term debt, less current portion	1,518,383	1,536,443
Insurance reserves	25,449	24,195
Deferred income taxes	6,740	7,001
Other accrued liabilities	14,651	16,583

Total long-term liabilities	1,565,223	1,584,222

Stockholders’ deficit:
Common stock	557	563
Additional paid-in capital	588	1,664
Retained deficit	(1,321,053)	(1,335,364)
Accumulated other comprehensive loss	(2,267)	(2,386)

Total stockholders’ deficit	(1,322,175)	(1,335,523)

Total liabilities and stockholders’ deficit	$468,524	$478,197

Note: The balance sheet at December 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 8,	September 9,	September 8,	September 9,
(In thousands, except per share data)	2013	2012	2013	2012
Revenues:
Domestic Company-owned stores	$75,923	$72,219	$235,526	$223,745
Domestic franchise	47,846	44,039	147,330	133,521
Domestic supply chain	226,315	213,474	691,154	636,903
International	53,966	48,345	161,666	144,620

Total revenues	404,050	378,077	1,235,676	1,138,789

Cost of sales:
Domestic Company-owned stores	58,662	56,378	179,466	171,325
Domestic supply chain	203,004	191,326	615,736	569,476
International	21,750	18,966	64,047	57,325

Total cost of sales	283,416	266,670	859,249	798,126

Operating margin	120,634	111,407	376,427	340,663
General and administrative	53,858	49,789	160,286	146,371

Income from operations	66,776	61,618	216,141	194,292
Interest income	24	34	97	240
Interest expense	(20,347)	(20,683)	(61,718)	(73,651)

Income before provision for income taxes	46,453	40,969	154,520	120,881
Provision for income taxes	15,821	14,993	56,198	46,067

Net income	$30,632	$25,976	$98,322	$74,814

Earnings per share:
Common stock – basic	$0.56	$0.46	$1.77	$1.32
Common stock – diluted	0.53	0.44	1.70	1.26
Dividends declared per share	$0.20	$—	$0.60	$3.00

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 8,	September 9,	September 8,	September 9,
(In thousands)	2013	2012	2013	2012
Net income	$30,632	$25,976	$98,322	$74,814
Other comprehensive income (loss), before tax:
Currency translation adjustment	175	(23)	85	(810)
Reclassification adjustment for losses included in net income	—	—	—	776

	175	(23)	85	(34)
Tax attributes of items in other comprehensive income (loss):
Currency translation adjustment	(49)	1	34	305
Reclassification adjustment for losses included in net income	—	—	—	(295)

	(49)	1	34	10

Other comprehensive income (loss), net of tax	126	(22)	119	(24)

Comprehensive income	$30,758	$25,954	$98,441	$74,790

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
	September 8,	September 9,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$98,322	$74,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,480	15,852
Gains on sale/disposal of assets	(71)	(87)
Amortization of deferred financing costs and other	4,264	11,942
Provision for deferred income taxes	6,031	5,981
Non-cash compensation expense	14,866	12,183
Tax impact from equity-based compensation	(12,025)	(9,622)
Other	(1,283)	(84)
Changes in operating assets and liabilities	(23,009)	(9,727)

Net cash provided by operating activities	104,575	101,252

Cash flows from investing activities:
Capital expenditures	(20,286)	(14,301)
Proceeds from sale of assets	3,184	2,262
Changes in restricted cash	(3,273)	31,694
Other	1,539	1,155

Net cash provided by (used in) investing activities	(18,836)	20,810

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,575,000
Repayments of long-term debt and capital lease obligations	(18,268)	(1,459,322)
Proceeds from exercise of stock options	5,804	3,063
Tax impact from equity-based compensation	12,025	9,622
Purchases of common stock	(76,892)	(42,719)
Tax payments for restricted stock upon vesting	(7,888)	(5,750)
Payments of common stock dividends and equivalents	(23,223)	(185,475)
Cash paid for financing costs	—	(31,723)

Net cash used in financing activities	(108,442)	(137,304)

Effect of exchange rate changes on cash and cash equivalents	(31)	(500)

Change in cash and cash equivalents	(22,734)	(15,742)
Cash and cash equivalents, at beginning of period	54,813	50,292

Cash and cash equivalents, at end of period	$32,079	$34,550

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 8, 2013

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

In the opinion of the Company, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 8, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2013.

2. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended September 8, 2013 and September 9, 2012
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2013	$123,769	$248,299	$53,966	$(21,984)	$—	$404,050
2012	116,258	234,492	48,345	(21,018)	—	378,077
Income from operations –
2013	$39,719	$17,426	$25,953	N/A	$(16,322)	$66,776
2012	36,295	16,476	22,968	N/A	(14,121)	61,618
Segment Income –
2013	$41,205	$19,370	$26,052	N/A	$(8,939)	$77,688
2012	37,706	18,273	23,038	N/A	(8,031)	70,986

	Three Fiscal Quarters Ended September 8, 2013 and September 9, 2012
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2013	$382,856	$758,901	$161,666	$(67,747)	$—	$1,235,676
2012	357,266	699,350	144,620	(62,447)	—	1,138,789
Income from operations –
2013	$125,882	$58,250	$79,567	N/A	$(47,558)	$216,141
2012	117,032	50,888	70,854	N/A	(44,482)	194,292
Segment Income –
2013	$130,253	$63,893	$79,601	N/A	$(25,331)	$248,416
2012	121,248	56,122	70,362	N/A	(25,240)	222,492

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 8, 2013	September 9, 2012	September 8, 2013	September 9, 2012
Total Segment Income	$77,688	$70,986	$248,416	$222,492
Depreciation and amortization	(6,072)	(5,412)	(17,480)	(15,852)
Gains (losses) on sale/disposal of assets	(214)	(61)	71	87
Non-cash compensation expense	(4,626)	(3,895)	(14,866)	(12,183)
2012 recapitalization-related expenses	—	—	—	(252)

Income from operations	66,776	61,618	216,141	194,292
Interest income	24	34	97	240
Interest expense	(20,347)	(20,683)	(61,718)	(73,651)

Income before provision for income taxes	$46,453	$40,969	$154,520	$120,881

3. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 8, 2013	September 9, 2012	September 8, 2013	September 9, 2012
Net income available to common stockholders – basic and diluted	$30,632	$25,976	$98,322	$74,814

Basic weighted average number of shares	55,065,450	56,082,516	55,427,070	56,588,382
Earnings per share – basic	$0.56	$0.46	$1.77	$1.32
Diluted weighted average number of shares	57,345,677	58,519,573	57,831,660	59,240,919
Earnings per share – diluted	$0.53	$0.44	$1.70	$1.26

The denominators used in calculating diluted earnings per share for common stock for the third quarter and three fiscal quarters of 2013 do not include 152,340 and 500,180 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for common stock for the third quarter and three fiscal quarters of 2012 does not include 206,780 options to purchase common stock for each period, as the effect of including these options would have been anti-dilutive.

4. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the three fiscal quarters of 2013.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 30, 2012	56,313,249	$563	$1,664	$(1,335,364)	$(2,386)
Net income	—	—	—	98,322	—
Common stock dividends	—	—	—	(33,011)	—
Issuance of common stock, net	331,727	3	—	—	—
Common stock effectively repurchased for required employee tax withholdings	(136,755)	(1)	(7,887)	—	—
Purchases of common stock	(1,369,232)	(14)	(25,878)	(51,000)	—
Exercise of stock options	564,343	6	5,798	—	—
Tax impact from equity-based compensation	—	—	12,025	—	—
Non-cash compensation expense	—	—	14,866	—	—
Currency translation adjustment, net of tax	—	—	—	—	119

Balance at September 8, 2013	55,703,332	$557	$588	$(1,321,053)	$(2,267)

5. Dividends

During the three fiscal quarters of 2013, the Company paid approximately $23.2 million of common stock dividends. Additionally, during the third quarter of 2013, the Company’s Board of Directors declared a $0.20 per share quarterly dividend on its outstanding common stock. The Company had approximately $11.7 million accrued for common stock dividends at September 8, 2013.

On October 9, 2013, the Company’s Board of Directors declared a $0.20 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 13, 2013 to be paid on December 30, 2013.

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

The approximately $2.3 million of accumulated other comprehensive loss at September 8, 2013 and the approximately $2.4 million of accumulated other comprehensive loss at December 30, 2012 represent currency translation adjustments, net of tax. During the three fiscal quarters of 2012, we reclassified $0.8 million of losses related to a derivative instrument from accumulated other comprehensive loss to interest expense within the consolidated statements of income. The related income tax effect of $0.3 million was classified as income tax expense in the consolidated statements of income. There were no reclassifications out of accumulated other comprehensive loss to net income in the third quarter of 2012, the third quarter of 2013 or the three fiscal quarters of 2013.

7. Open Market Share Repurchase Program

During the third quarter of 2013, the Company repurchased and retired 351,085 shares of common stock for a total of approximately $20.8 million, and during the three fiscal quarters of 2013, the Company repurchased and retired 1,369,232 shares of common stock for a total of approximately $76.9 million. As of September 8, 2013, the Company had approximately $75.5 million remaining for future share repurchases under its Board of Directors approved $200.0 million open market share repurchase program. Subsequent to the third quarter of 2013, the Company repurchased and retired an additional 3,100 shares of common stock for a total of approximately $0.2 million.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at September 8, 2013 and December 30, 2012:

	At September 8, 2013
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$30,010	$30,010	$—	$—
Restricted cash equivalents	51,605	51,605	—	—
Investments in marketable securities	2,722	2,722	—	—

	At December 30, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$44,531	$44,531	$—	$—
Restricted cash equivalents	50,591	50,591	—	—
Investments in marketable securities	2,097	2,097	—	—

At September 8, 2013, the Company estimates that the $1.54 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.63 billion, and at December 30, 2012 the $1.56 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.73 billion. The fixed rate notes are classified as a Level 2 measurement, as the Company estimated the fair value amount by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented here are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

9. Income Taxes

During the third quarter of 2013, the Company recorded a tax benefit of approximately $1.4 million related to prior tax years in connection with the Company revising its calculation for a deduction related to its domestic dough production.

During the third quarter of 2012, the Company recorded a tax benefit of approximately $0.7 million to reflect an increased tax basis for certain Company assets due to the issuance of final tax regulations during the quarter. Additionally, during the three fiscal quarters of 2012 and in connection with the sale of its six remaining Company-owned stores in a certain market to a franchisee, the Company recorded a deferred tax asset related to the capital loss that resulted from the write-off of the tax basis goodwill associated with the market that was sold. Management believed it was more likely than not that a portion of the deferred tax asset would not be realized and provided a valuation allowance of approximately $0.9 million. The valuation allowance was recorded as an increase to the provision for income taxes and increased the Company’s effective tax rate in the three fiscal quarters of 2012.

10. Legal Matters

The Company was named as a defendant in a lawsuit along with a large franchisee and the franchisee’s delivery driver. During the third quarter of 2013, the jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denies liability and intends to file post-judgment motions to contest the verdict on a variety of grounds, apply certain offsets and other challenges. Additionally, the Company is prepared to appeal, if necessary. This case is covered under the Company’s casualty insurance program, subject to a $3.0 million deductible. The Company also has indemnity provisions in its franchise agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2013 third quarter referenced herein represents the twelve-week period ended September 8, 2013, while the 2012 third quarter represents the twelve-week period ended September 9, 2012. The 2013 three fiscal quarters referenced herein represent the thirty-six-week period ended September 8, 2013, while the 2012 three fiscal quarters represent the thirty-six-week period ended September 9, 2012.

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

Our financial results are driven largely by retail sales at our franchise and Company-owned stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees as well as Company-owned store and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the results of our marketing, the effectiveness of our digital and technology platforms, our ability to execute our store operating model, the overall global economic environment and the success of our business strategies.

	Third Quarter of 2013		Third Quarter of 2012		Three Fiscal Quarters of 2013		Three Fiscal Quarters of 2012
Global retail sales growth	+7.4%		+4.9%		+8.7%		+5.1%
Same store sales growth:
Domestic Company-owned stores	+4.6%		+0.5%		+5.1%		+0.8%
Domestic franchise stores	+5.5%		+3.6%		+6.2%		+2.5%

Domestic stores	+5.4%		+3.3%		+6.1%		+2.4%
International stores	+5.0%		+5.0%		+5.8%		+5.1%
Store counts (at end of period):
Domestic Company-owned stores	390		387
Domestic franchise stores	4,549		4,509

Domestic stores	4,939		4,896
International stores	5,627		5,144

Total stores	10,566		10,040

Income statement data:
Total revenues	$404.1	100.0%	$378.1	100.0%	$1,235.7	100.0%	$1,138.8	100.0%
Cost of sales	283.4	70.1%	266.7	70.5%	859.2	69.5%	798.1	70.1%
General and administrative	53.9	13.3%	49.8	13.2%	160.3	13.0%	146.4	12.8%

Income from operations	66.8	16.5%	61.6	16.3%	216.1	17.5%	194.3	17.1%
Interest expense, net	(20.3)	(5.0)%	(20.6)	(5.5)%	(61.6)	(5.0)%	(73.4)	(6.5)%

Income before provision for income taxes	46.5	11.5%	41.0	10.8%	154.5	12.5%	120.9	10.6%
Provision for income taxes	15.8	3.9%	15.0	3.9%	56.2	4.5%	46.1	4.0%

Net income	$30.6	7.6%	$26.0	6.9%	$98.3	8.0%	$74.8	6.6%

During the third quarter and three fiscal quarters of 2013, we experienced strong domestic same store sales increases driven by our continued consumer offerings of higher quality food at value pricing and effective marketing to support our promotions. We believe that our innovative digital platforms and technology continue to drive orders and sales and provide us with a competitive advantage versus regional chains and individual establishments. Internationally, we continued to have strong same store sales in both the third quarter and three fiscal quarters of 2013. International store growth continued to be strong, as we opened a net 119 stores during the third quarter and a net 483 stores during the trailing four quarters. We believe that our strong global brand, quality and affordable food offerings, combined with our operations and innovative technology all contributed to our results during the third quarter and three fiscal quarters of 2013. We intend to further grow our business by continuing to focus on operational excellence, effective marketing, industry-leading technology platforms and delivering high quality food and service to our customers.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 7.4% in the third quarter of 2013, and 8.7% in the three fiscal quarters of 2013. These increases were driven primarily by domestic and international same store sales growth, as well as an increase in our worldwide store counts during the trailing four quarters. This was offset, in part, by the negative impact of foreign currency exchange rates. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products and marketing. International same store sales growth also reflected continued strong performance.

Revenues increased $26.0 million, up 6.9% in the third quarter of 2013, and $96.9 million, up 8.5% in the three fiscal quarters of 2013. These increases were due primarily to higher domestic supply chain revenues attributable to higher volumes from increased order counts, higher domestic franchise and Company-owned store revenues, and higher international revenues, as a result of same store sales and store count growth. These increases were offset in part by the negative impact on international revenues of changes in foreign currency exchange rates. These changes in revenues are described in more detail below.

Income from operations increased $5.2 million, up 8.4% in the third quarter of 2013, and $21.8 million, up 11.2% in the three fiscal quarters of 2013. These increases were driven primarily by higher royalty revenues from both domestic and international franchise stores, higher domestic supply chain margins driven primarily by higher volumes and a change in the mix of the products sold, and slightly higher Company-owned store margins. These increases were offset in part by the negative impact of the changes in foreign currency exchange rates and higher general and administrative expenses.

Net income increased $4.7 million, up 17.9% in the third quarter of 2013, and $23.5 million, up 31.4% in the three fiscal quarters of 2013. These increases were driven in part by domestic and international same store sales growth, international store count growth, higher Company-owned store margins, higher domestic supply chain margins and a lower effective tax rate, and were offset in part by changes in foreign currency exchange rates and higher general and administrative expenses. Additionally, during the three fiscal quarters of 2012, the Company incurred approximately $6.5 million of net after-tax expenses in connection with the 2012 recapitalization.

Revenues

	Third Quarter of 2013		Third Quarter of 2012		Three Fiscal Quarters of 2013		Three Fiscal Quarters of 2012
Domestic Company-owned stores	$75.9	18.8%	$72.2	19.1%	$235.5	19.1%	$223.7	19.7%
Domestic franchise	47.8	11.8%	44.0	11.6%	147.3	11.9%	133.5	11.7%
Domestic supply chain	226.3	56.0%	213.5	56.5%	691.2	55.9%	636.9	55.9%
International	54.0	13.4%	48.3	12.8%	161.7	13.1%	144.6	12.7%

Total revenues	$404.1	100.0%	$378.1	100.0%	$1,235.7	100.0%	$1,138.8	100.0%

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

Domestic Stores Revenues

	Third Quarter of 2013		Third Quarter of 2012		Three Fiscal Quarters of 2013		Three Fiscal Quarters of 2012
Domestic Company-owned stores	$75.9	61.3%	$72.2	62.1%	$235.5	61.5%	$223.7	62.6%
Domestic franchise	47.8	38.7%	44.0	37.9%	147.3	38.5%	133.5	37.4%

Domestic stores	$123.8	100.0%	$116.3	100.0%	$382.9	100.0%	$357.3	100.0%

Domestic stores revenues increased $7.5 million, up 6.5% in the third quarter of 2013, and $25.6 million, up 7.2% in the three fiscal quarters of 2013. These increases were due primarily to higher domestic Company-owned same store sales and royalty revenues earned on higher franchise same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations increased $3.7 million, up 5.1% in the third quarter of 2013, and $11.8 million, up 5.3% in the three fiscal quarters of 2013. These increases were due primarily to higher same store sales. Domestic Company-owned same store sales increased 4.6% in the third quarter of 2013, and 5.1% in the three fiscal quarters of 2013. This compared to an increase of 0.5% in the third quarter of 2012, and 0.8% in the three fiscal quarters of 2012.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $3.8 million, up 8.6% in the third quarter of 2013, and $13.8 million, up 10.3% in the three fiscal quarters of 2013. These increases were due primarily to higher domestic franchise same store sales and to a lesser extent, an increase in the average number of domestic franchise stores open during 2013 as well as an increase in revenues resulting from fees paid by franchisees related to our insourced online ordering platform. We also incurred an increase in expenses related to these technology initiatives. Additionally, during the three fiscal quarters of 2013, we contracted with a third party to manage our gift card program. In connection with this program change, we refined our assessment of our gift card liability and recorded approximately $3.2 million of domestic franchise revenue and reimbursed approximately $1.8 million to our national advertising fund, as discussed further below in general and administrative expenses. Domestic franchise same store sales increased 5.5% in the third quarter of 2013, and 6.2% in the three fiscal quarters of 2013. This compared to an increase of 3.6% in the third quarter of 2012, and 2.5% in the three fiscal quarters of 2012.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations increased $12.8 million, up 6.0% in the third quarter of 2013, and $54.3 million, up 8.5% in the three fiscal quarters of 2013. These increases were due primarily to higher volumes as a result of increased order counts at the store level, higher overall commodity prices, including cheese, and a change in the mix of products sold. The published cheese block price-per-pound averaged $1.72 in both the third quarter of 2013 and three fiscal quarters of 2013, up from $1.71 in the third quarter of 2012 and $1.58 in the three fiscal quarters of 2012. We estimate that the higher cheese block price (passed through directly in domestic supply chain pricing to franchisees) resulted in an approximate $0.8 million increase in domestic supply chain revenues during the third quarter of 2013, and an approximate $8.4 million increase in revenues in the three fiscal quarters of 2013.

International Revenues

	Third Quarter of 2013		Third Quarter of 2012		Three Fiscal Quarters of 2013		Three Fiscal Quarters of 2012
International royalty and other	$29.6	54.7%	$27.0	55.8%	$89.6	55.4%	$80.0	55.3%
International supply chain	24.4	45.3%	21.3	44.2%	72.1	44.6%	64.6	44.7%

International	$54.0	100.0%	$48.3	100.0%	$161.7	100.0%	$144.6	100.0%

International revenues primarily consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $5.7 million, up 11.6% in the third quarter of 2013, and $17.1 million, up 11.8% in the three fiscal quarters of 2013. These increases were due primarily to higher international royalty and other revenues as well as higher international supply chain revenues as discussed below.

Revenues from international royalties and other increased $2.6 million, up 9.4% in the third quarter of 2013, and $9.6 million, up 12.0% in the three fiscal quarters of 2013. These increases were due primarily to higher same store sales and more international stores being open during 2013, offset in part by the negative impact of changes in foreign currency exchange rates of approximately $1.3 million in the third quarter of 2013 and approximately $2.4 million in the three fiscal quarters of 2013. When excluding the impact of foreign currency exchange rates, same store sales increased 5.0% in the third quarter of 2013, and 5.8% in the three fiscal quarters of 2013. This compared to an increase of 5.0% in the third quarter of 2012, and 5.1% in the three fiscal quarters of 2012. When including the impact of foreign currency exchange rates, same store sales increased 0.4% in the third quarter of 2013, and 2.9% in the three fiscal quarters of 2013. The variance in our same store sales including foreign currency impacts versus our same store sales excluding foreign currency impacts in 2013 was caused by the stronger dollar when compared to the currencies in the international markets in which we compete.

Revenues from international supply chain operations increased $3.1 million, up 14.5% in the third quarter of 2013, and $7.5 million, up 11.6% in the three fiscal quarters of 2013 due primarily to higher volumes.

Cost of Sales / Operating Margin

	Third Quarter of 2013		Third Quarter of 2012		Three Fiscal Quarters of 2013		Three Fiscal Quarters of 2012
Consolidated revenues	$404.1	100.0%	$378.1	100.0%	$1,235.7	100.0%	$1,138.8	100.0%
Consolidated cost of sales	283.4	70.1%	266.7	70.5%	859.2	69.5%	798.1	70.1%

Consolidated operating margin	$120.6	29.9%	$111.4	29.5%	$376.4	30.5%	$340.7	29.9%

Cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of cost of sales primarily include food, labor and occupancy costs.

The operating margin, which we define as revenues less cost of sales, increased $9.2 million, up 8.3% in the third quarter of 2013, and $35.7 million, up 10.5% in the three fiscal quarters of 2013. These increases in the operating margin were due primarily to higher domestic and international franchise revenues, higher supply chain margins and higher Company-owned store margins. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the operating margin increased 0.4 percentage points in the third quarter of 2013, and 0.6 percentage points in the three fiscal quarters of 2013. These increases were due primarily to a change in our mix of revenues and higher Company-owned store margins, offset in part by higher overall commodity prices, including cheese.

As indicated above, the operating margin as a percentage of revenues was negatively impacted by higher cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2013 average cheese prices had been in effect during 2012, the impact on supply chain margins would have caused the operating margin for the third quarter of 2012 to be approximately 29.4% of revenues versus the reported 29.5% and approximately 29.7% of revenues for the three fiscal quarters of 2012 versus the reported 29.9%. However, the dollar margins for those same periods would have been unaffected.

Domestic Company-Owned Stores Operating Margin

	Third Quarter of 2013		Third Quarter of 2012		Three Fiscal Quarters of 2013		Three Fiscal Quarters of 2012
Domestic Company-Owned Stores
Revenues	$75.9	100.0%	$72.2	100.0%	$235.5	100.0%	$223.7	100.0%
Cost of sales	58.7	77.3%	56.4	78.1%	179.5	76.2%	171.3	76.6%

Store operating margin	$17.3	22.7%	$15.8	21.9%	$56.1	23.8%	$52.4	23.4%

The domestic Company-owned store operating margin, which does not include certain store-level costs such as royalties and advertising, increased $1.5 million, up 9.0% in the third quarter of 2013, and $3.7 million, up 6.9% in the three fiscal quarters of 2013. These increases were due primarily to higher same store sales, offset in part by higher food costs.

As a percentage of store revenues, the store operating margin increased 0.8 percentage points in the third quarter of 2013, and 0.4 percentage points in the three fiscal quarters of 2013.

Insurance costs decreased 0.8 percentage points to 2.7% in the third quarter of 2013, and 0.6 percentage points to 2.8% in the three fiscal quarters of 2013 due primarily to lower health insurance expenses per store, favorable claims experience and the positive impact of higher sales per store.

Occupancy costs (which include rent, telephone, utilities and depreciation) decreased 0.4 percentage points to 10.0% in the third quarter of 2013, and 0.4 percentage points to 9.2% in the three fiscal quarters of 2013, due primarily to the positive impact of higher sales per store.

Labor and related costs decreased 0.1 percentage points to 28.2% in the third quarter of 2013, and 0.3 percentage points to 28.2% in the three fiscal quarters of 2013 due primarily to leveraging the higher sales per store.

Food costs increased 0.5 percentage points to 27.9% in the third quarter of 2013, and 1.0 percentage points to 27.8% in the three fiscal quarters of 2013 due primarily to higher cheese and other commodity prices. The cheese block price per pound averaged $1.72 in both the third quarter of 2013 and three fiscal quarters of 2013. This compared to $1.71 in the third quarter of 2012 and $1.58 in the three fiscal quarters of 2012.

Domestic Supply Chain Operating Margin

	Third Quarter of 2013		Third Quarter of 2012		Three Fiscal Quarters of 2013		Three Fiscal Quarters of 2012
Domestic Supply Chain
Revenues	$226.3	100.0%	$213.5	100.0%	$691.2	100.0%	$636.9	100.0%
Cost of sales	203.0	89.7%	191.3	89.6%	615.7	89.1%	569.5	89.4%

Supply Chain operating margin	$23.3	10.3%	$22.2	10.4%	$75.4	10.9%	$67.4	10.6%

The domestic supply chain operating margin increased $1.1 million, up 5.3% in the third quarter of 2013, and $8.0 million, up 11.9% in the three fiscal quarters of 2013. These increases were due primarily to higher volumes resulting from higher order counts at the store level and a change in the mix of the products sold.

As a percentage of supply chain revenues, the supply chain operating margin decreased 0.1 percentage points in the third quarter of 2013, and increased 0.3 percentage points in the three fiscal quarters of 2013 as compared to the prior year periods. The decrease during the third quarter of 2013 was due primarily to higher commodity costs, offset in part by the positive impact of product mix and higher volumes. The increase during the three fiscal quarters of 2013 was due primarily to the positive impact of product mix and higher volumes, offset in part by higher commodity costs. Increases in certain food prices have a negative effect on the domestic supply chain operating margin percent due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2013 cheese prices been in effect during 2012, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.3% for the third quarter of 2012 and approximately 10.4% for the three fiscal quarters of 2012. However, the dollar margins for those same periods would have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $4.1 million, up 8.2% in the third quarter of 2013, and $13.9 million, up 9.5% in the three fiscal quarters of 2013. These increases were due in part to an increase in non-cash compensation expense of $0.7 million in the third quarter of 2013 and $2.7 million in the three fiscal quarters of 2013. The increase for the three quarters of 2013 was also due in part to higher variable performance-based compensation expenses of approximately $2.0 million. Additionally, we continued our investments in technology and international initiatives, which also increased general and administrative expenses during the third quarter and three fiscal quarters of 2013 compared to the prior year periods. General and administrative expenses also include a reimbursement of approximately $1.8 million during the three fiscal quarters of 2013 to our national advertising fund related to their historical costs to support the Company’s gift card program, as discussed above in domestic franchise revenues.

Interest Expense

Interest expense decreased $0.3 million to $20.3 million in the third quarter of 2013, and $11.9 million to $61.7 million in the three fiscal quarters of 2013. The decrease in the three fiscal quarters of 2013 was due primarily to approximately $10.2 million of additional interest expense incurred in the first quarter of 2012 related to the 2012 recapitalization.

The Company’s cash borrowing rate was flat at 5.3% for both the third quarter of 2013 and the third quarter of 2012, and decreased 0.3 percentage points to 5.3% in the three fiscal quarters of 2013 compared to the three fiscal quarters of 2012. This decrease was due primarily to the completion of the 2012 recapitalization during the first quarter of 2012. The Company’s average outstanding debt balance, excluding capital lease obligations, decreased to $1.54 billion in the third quarter and $1.55 billion in the three fiscal quarters of 2013 compared to $1.60 billion in both the third quarter and three fiscal quarters of 2012. These decreases were due to scheduled principal payments on our fixed rate notes.

Provision for Income Taxes

Provision for income taxes increased $0.8 million to $15.8 million in the third quarter of 2013, and $10.1 million to $56.2 million in the three fiscal quarters of 2013, due primarily to higher pre-tax income, offset in part by a tax benefit of approximately $1.4 million related to prior tax years in connection with the Company revising its calculation for a deduction related to its domestic dough production. The effective tax rate decreased 2.5 percentage points to 34.1% during the third quarter of 2013, from 36.6% in the comparable period in 2012, and decreased 1.7 percentage points to 36.4% during the three fiscal quarters of 2013, from 38.1% in the comparable period in 2012.

Additionally, the provision for income taxes and related effective tax rate for the three fiscal quarters of 2012 were negatively impacted by a valuation allowance recorded on a deferred tax asset of approximately $0.9 million during the first quarter of 2012 and positively impacted by a tax benefit of approximately $0.7 million recorded to reflect increased tax basis in certain assets due to the issuance of final tax regulations during the third quarter of 2012.

Summary of Recapitalization Expenses

The following table presents total recapitalization-related expenses incurred during the three fiscal quarters of 2012. These pre-tax expenses affect comparability between the periods presented for 2013 and 2012.

(in millions)	Three Fiscal Quarters of 2012
2012 recapitalization expenses:
General and administrative expenses (1)	$0.3
Additional interest expense (2)	10.2

Total of 2012 recapitalization expenses (pre-tax)	$10.5

Total of 2012 recapitalization expenses (after-tax)	$6.5

(1)	Primarily includes stock compensation expenses, payroll taxes related to the payments made to certain stock option holders, legal and professional fees incurred in connection with the recapitalization.
(2)	Primarily includes the write-off of deferred financing fees. Additionally, we incurred $2.1 million of interest expense on the 2007 borrowings subsequent to the closing of the 2012 recapitalization but prior to the repayment of the 2007 borrowings, essentially paying interest on both the 2007 and 2012 facilities for a period of time.

Liquidity and Capital Resources

As of September 8, 2013, we had working capital of $13.6 million, excluding restricted cash and cash equivalents of $63.3 million, and including unrestricted cash and cash equivalents of $32.1 million. Historically, we have operated with minimal positive working capital, or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with servicing our debt obligations, investing in our business and repurchasing our common stock, all of which are generally funded by cash flows from operations, also reduce our working capital amounts. As of September 8, 2013, we had approximately $42.1 million of restricted cash held for future principal and interest payments, $21.1 million of restricted cash held in a three month interest reserve as required by the related debt agreements and $0.1 million of other restricted cash, for a total of $63.3 million of restricted cash and cash equivalents.

As of September 8, 2013, we had approximately $1.54 billion of long-term debt, of which $24.1 million was classified as a current liability. Additionally, as of September 8, 2013, we had $37.7 million of outstanding letters of credit and $62.3 million of available capacity under our $100.0 million variable funding notes. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. Our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes.

During the third quarter and three fiscal quarters of 2013, the Company repurchased and retired 351,085 and 1,369,232 shares of common stock for a total of approximately $20.8 million and $76.9 million, respectively. As of September 8, 2013, we had approximately $75.5 million remaining for future share repurchases under the current Board of Directors approved $200.0 million open market share repurchase program. Subsequent to the third quarter of 2013, the Company repurchased and retired an additional 3,100 shares of common stock for a total of approximately $0.2 million. We continue to maintain our flexibility to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the variable funding notes) availability under the variable funding notes for, among other things, the repurchase of shares under the current authorized program, the payment of dividends and other corporate uses.

During the three fiscal quarters of 2013, the Company paid approximately $23.2 million of common stock dividends. Additionally, during the third quarter of 2013, the Company’s Board of Directors declared a $0.20 per share quarterly dividend on its outstanding common stock. The Company had approximately $11.7 million accrued for common stock dividends at September 8, 2013. On October 9, 2013, the Company’s Board of Directors declared a $0.20 per share quarterly dividend for shareholders of record as of December 13, 2013 to be paid on December 30, 2013.

During the third quarter and three fiscal quarters of 2013, we experienced strong increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international business continued to grow store counts in the third quarter and three fiscal quarters of 2013. These factors have contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. The Company believes its current unrestricted cash and cash equivalents balance and its expected cash flows from operations will be sufficient to fund operations for at least the next twelve months. We did not have any material commitments for capital expenditures as of September 8, 2013.

Cash provided by operating activities was $104.6 million in the three fiscal quarters of 2013 compared to $101.3 million in the three fiscal quarters of 2012. The $3.3 million increase was due primarily to a $16.6 million increase in net income, excluding non-cash adjustments versus the prior year period, resulting primarily from our improved operating performance. Cash provided by operating activities was negatively impacted by a $13.3 million net change in operating assets and liabilities, due primarily to the timing of payments of current operating liabilities.

Cash used in investing activities was $18.8 million in the three fiscal quarters of 2013 and cash provided by investing activities was $20.8 million in the three fiscal quarters of 2012. The $39.6 million change was due primarily to a $35.0 million change in restricted cash and cash equivalents driven by lower restricted cash reserve requirements as a result of the 2012 recapitalization and a $6.0 million increase in capital expenditures due primarily to investments in technology initiatives.

Cash used in financing activities was $108.4 million in the three fiscal quarters of 2013 compared to $137.3 million in the three fiscal quarters of 2012. The $28.9 million decrease was due primarily to a $1.4 billion decrease in repayments of long-term debt, a $162.3 million decrease in common stock dividends and equivalent payments and a $31.7 million decrease in cash paid for financing costs offset by a $1.6 billion decrease of proceeds from issuance of the 2012 debt facility. These changes were due primarily to our 2012 recapitalization. Additionally, during the three fiscal quarters of 2013, an additional $34.2 million of cash was used to repurchase shares of the Company’s common stock versus the three fiscal quarters of 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. The Company actively monitors this exposure when present. As of September 8, 2013, we had no outstanding variable funding note borrowings and $62.3 million available for borrowing, which is net of letters of credit of $37.7 million. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until January 2019. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Total revenues of approximately 13.4% in the third quarter of 2013, 12.8% in the third quarter of 2012, 13.1% in the three fiscal quarters of 2013 and 12.7% in the three fiscal quarters of 2012 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $6.5 million in the three fiscal quarters of 2013.

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

During the quarterly period ended September 8, 2013, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We were named as a defendant in a lawsuit along with a large franchisee and the franchisee’s delivery driver. During the third quarter of 2013, the jury delivered a $32.0 million judgment for the plaintiff where we were found to be 60% liable. We deny liability and intend to file post-judgment motions to contest the verdict on a variety of grounds, apply certain offsets and other challenges. Additionally, we are prepared to appeal, if necessary. This case is covered under our casualty insurance program, subject to a $3.0 million deductible. We also have indemnity provisions in our franchise agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #7 (June 17, 2013 to July 14, 2013)	190,791	$57.72	189,185	$85,402,498
Period #8 (July 15, 2013 to August 11, 2013)	34,892	61.04	32,300	83,434,863
Period #9 (August 12, 2013 to September 8, 2013)	131,012	61.32	129,600	75,487,996

Total	356,695	$59.37	351,085	$75,487,996

(1)	Includes 5,610 shares purchased as part of the Company’s employee stock purchase discount plan. During the third quarter, the shares were purchased at an average price of $61.02. All of the remaining shares presented were purchased pursuant to the publicly announced program.

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

DOMINO’S PIZZA, INC. (Registrant)

Date: October 15, 2013	/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer