Form 10-K
period 2013-12-29
DOMINOS PIZZA INC
filed 2014-02-25
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Domino’s Pizza, Inc. as of June 16, 2013 computed by reference to the closing price of Domino’s Pizza, Inc.’s common stock on the New York Stock Exchange on such date was $3,301,098,675.

As of February 18, 2014, Domino’s Pizza, Inc. had 55,733,015 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 29, 2014 are incorporated by reference into Part III.

Part I

Item 1.	Business.

Overview

Domino’s Pizza, Inc. (referred to as the “Company,” “Domino’s” or in the first person notations of “we,” “us” and “our”) is the number one pizza delivery company in the United States, based on reported consumer spending. We also have a leading international presence, ranking as the second largest pizza company in the world, based on number of units and retail sales. On average, over 1.5 million pizzas are sold each day throughout the Domino’s global system, with deliveries covering approximately 15 million miles per week. We pioneered the pizza delivery business and have built the Domino’s Pizza® brand into one of the most widely-recognized consumer brands in the world. Together with our domestic franchisees, we have supported the Domino’s Pizza® brand with an estimated $1.4 billion in advertising spending in the United States over the past five years. Additionally, our international franchisees invest significant amounts in advertising efforts in their markets. We operate through a network of 10,886 Company-owned and franchise stores, located in all 50 states and in more than 70 international markets. In addition, we operate 16 regional dough manufacturing and supply chain centers, one equipment and supply facility, one thin crust manufacturing center and one vegetable processing center in the contiguous United States, and seven dough manufacturing and supply chain centers outside the contiguous United States. The foundation of our system-wide success and leading market position is our strong relationships with our franchisees, comprised of nearly 2,500 owner-operators throughout the world dedicated to the success of the Domino’s Pizza® brand.

Over our 53-year history, we have developed a simple business model focused on our core strength of delivering quality pizza and other complementary items in a timely manner. This business model includes a delivery and carry-out oriented store design with relatively low capital requirements when compared to certain other restaurant concepts, a focused menu of pizza and other complementary items, committed owner-operator franchisees and a vertically-integrated supply chain system in the U.S. Our earnings are driven largely by retail sales at our franchise stores, which generate royalty payments and, in the U.S. and Canada, supply chain revenues to us. We also generate earnings through retail sales at our Company-owned stores. Internationally, most geographies are granted to a qualified master franchisee, and this master franchisee can utilize three potential income streams: owning and operating stores, sub-franchising stores and owning and operating supply chain centers.

We operate our business in three segments: domestic stores, domestic supply chain and international.

•	Domestic stores. The domestic stores segment, which is comprised of 4,596 franchise stores and 390 Company-owned stores, generated revenues of $549.8 million and income from operations of $182.0 million during our fiscal year ended December 29, 2013, which we refer to herein as 2013.

•	Domestic supply chain. Our domestic supply chain segment, which manufactures our dough and thin crust products for all of our Company-owned stores and over 99% of our domestic franchise stores and processes vegetables and distributes food, equipment and supplies to certain domestic stores, generated revenues of $1.01 billion and income from operations of $84.5 million during 2013.

•	International. Our international segment is comprised of 5,900 franchise stores outside the contiguous United States. It also manufactures dough and distributes food and supplies in a limited number of these markets. During 2013, our international segment generated revenues of $242.6 million, of which approximately 55% related to franchise royalties and fees, and generated income from operations of $118.9 million, of which approximately 90% related to franchise royalties and fees.

On a consolidated basis, we generated revenues of over $1.80 billion and income from operations (after deducting $71.6 million of unallocated corporate and other expenses) of $313.8 million in 2013. Net income was $143.0 million in 2013. In each of the past three years, we have been able to increase our net income, grow our global retail sales and, in those three years, we have added over 1,500 stores worldwide. We were able to grow our business with capital expenditures that ranged between $24.3 million to $40.4 million per year, as a significant portion of our earnings are derived from retail sales by our franchisees who are responsible for their own capital expenditures.

Our history

We have been delivering quality, affordable pizza to our customers since 1960 when brothers Thomas and James Monaghan borrowed $900 and purchased a small pizza store in Ypsilanti, Michigan. Since that time, our store count and geographic reach have grown substantially. We opened our first franchise store in 1967 and our first international store in 1983. During 2012, we opened our 10,000th store worldwide and as of December 29, 2013, we had 10,886 stores worldwide.

In 1998, an investor group led by investment funds associated with Bain Capital, LLC completed a recapitalization through which the investor group acquired a 93% controlling economic interest in our Company from founder Thomas Monaghan and his family. In 2004, Domino’s Pizza, Inc. completed its initial public offering (the “IPO”) and now trades on the New York Stock Exchange under the ticker symbol “DPZ.” In connection with the IPO, on May 11, 2004, we reincorporated in Delaware. Currently, there are no shares held by our founder or in the original investment funds associated with Bain Capital, LLC.

During 2012, the Company completed a recapitalization transaction (the “2012 Recapitalization”), primarily consisting of (i) the issuance of $1.575 billion of borrowings of fixed rate notes, (ii) the purchase and retirement of all outstanding 2007 fixed rate notes (the “2007 Notes”), (iii) the replacement of its existing variable funding note facility with a new $100.0 million facility, and (iv) the payment of a special cash dividend to shareholders and related anti-dilution payments and adjustments to certain stock option holders.

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

The U.S. QSR pizza category is large and fragmented. From 2003 to 2013, the U.S. QSR pizza category in which Domino’s Pizza competes has grown from $30.5 billion to $32.5 billion. With sales of $32.5 billion in the twelve months ended November 2013, it is the third largest category within the $254.2 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carry-out.

We participate primarily in two segments of this industry, the delivery and carry-out segments. During the period from 2003 to 2013, the delivery segment declined from $11.1 billion to $9.6 billion, including decreasing slightly over the past three years, from $9.8 billion in 2011 to $9.6 billion in 2013. Its $9.6 billion of sales accounted for approximately 30% of total U.S. QSR pizza category sales in the twelve months ended November 2013. We and our top two competitors account for approximately 53% of U.S. pizza delivery, based on reported consumer spending, with the remaining 47% attributable to regional chains and individual establishments. From 2003 to 2013, the carry-out segment grew from $12.1 billion to $14.6 billion. Additionally, in the past three years the carry-out segment grew from $14.3 billion in 2011 to $14.6 billion in 2013. We are the market share leader in the delivery segment and the second largest in the carry-out segment, where we have been focused on growing our market share given our strong brand, convenient store locations and quality, affordable menu offerings.

In contrast to the United States, international pizza delivery is relatively underdeveloped, with only Domino’s and two other competitors having a significant global presence. We believe that demand for international pizza and pizza delivery is large and growing, driven by international consumers’ increasing emphasis on convenience, and the proven success of our 30 years of conducting business abroad.

Our competitive strengths

We believe that our competitive strengths include the following:

•	Strong and proven growth and earnings model. Over our 53-year history, we have developed a focused growth and earnings model. This model is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and historically has generated demand for new stores. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty fees and through supply chain revenues, with minimal associated capital expenditures by us.

•	Strong store-level economics. We have developed a cost-efficient store model, characterized by a delivery and carry-out oriented store design, with low capital requirements and a focused menu of quality, affordable pizza and other complementary items. At the store level, we believe that the simplicity and efficiency of our operations give us significant advantages over our competitors, who, in many cases, also focus on dine-in. During 2012, we introduced our new “Pizza Theater” store design for our domestic stores, which may offer casual seating for customers while they are waiting for their orders, but does not offer a full-service dine-in area. Similarly, many of our international stores also offer casual seating, but generally do not offer full-service dine-in areas. Consequently, our domestic and international stores do not require expensive restaurant facilities and staffing. In addition, our focused menu simplifies and streamlines our production and delivery processes and maximizes economies of scale on purchases of our principal ingredients. As a result of our focused business model and menu, our stores are small (averaging approximately 1,500 square feet) and relatively inexpensive to build, furnish and maintain as compared to many other restaurant concepts. The combination of this efficient store model and strong store sales volume has resulted in strong store-level financial returns and makes Domino’s Pizza an attractive business opportunity for existing and prospective franchisees.

•	Strong and well-diversified franchise system. We have developed a large, global, diversified and committed franchise network that is a critical component of our system-wide success, our leading position in pizza delivery and our growing position in carry-out pizza. As of December 29, 2013, our franchise store network consisted of 10,496 stores, 44% of which were located in the contiguous United States. In the United States, ten franchisees operate more than 50 stores, including our largest domestic franchisee who operates 135 stores. Our domestic franchisees own and operate an average of five stores. We generally require our domestic franchisees to forego active, outside business endeavors, aligning their interests with ours and making the success of each Domino’s Pizza store of critical importance to our franchisees.

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

Internationally, we have been able to grow our franchise network by attracting franchisees with business experience, capital and local market knowledge. We generally employ our master franchise model, which provides our international franchisees with exclusive rights to operate stores and sub-franchise our well-recognized Domino’s Pizza® brand name in specific, agreed-upon market areas, as well as operate their own supply chain systems. From year-end 2008 through 2013, we grew our international franchise network 58%, from 3,726 stores to 5,900 stores. Our largest master franchisee, Domino’s Pizza Enterprises Limited, operates 1,270 stores in six markets, which accounts for approximately 22% of our total international store count and approximately 12% of our global store count. During 2013, we had 573 net international store openings, including 125 net stores in India, 76 net stores in Turkey, 51 net stores in the United Kingdom, 42 net stores in Japan and 41 net stores in Australia.

•	Strong cash flow and earnings stream. A substantial percentage of our earnings are generated by our committed franchisees through royalty payments and revenues to our vertically-integrated supply chain system.

We believe that our store economics have led to a strong, well-diversified franchise system. This established franchise system has produced strong cash flow and earnings for us, which has enabled us to invest in the Domino’s Pizza® brand, our stores, our technology and our supply chain centers, pay significant dividends, repurchase and retire shares of our common stock and repurchase and retire outstanding principal on our fixed rate notes.

•	#1 pizza delivery company in the United States with a leading international presence. We are the number one pizza delivery company in the United States with a 23.6% share of pizza delivery based on reported consumer spending. With 4,986 stores located in the contiguous United States, our domestic store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and advertising investment across our store base. We also believe that our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery.

Outside the United States, we have significant market share positions in the key markets in which we compete, including the United Kingdom, India, Mexico, Australia, South Korea, Canada, Turkey, Japan, France and the Netherlands. These top ten international markets, based on store count, accounted for approximately 79% of our international retail sales in 2013. We believe we have a strong presence in each of these markets.

•	Strong brand awareness. We believe our Domino’s Pizza® brand is one of the most widely-recognized consumer brands in the world. We believe consumers associate our brand with the timely delivery of quality, affordable pizza and other complementary items. Over the past five years, our domestic franchise and Company-owned stores have invested an estimated $1.4 billion in national, local and co-operative advertising in the United States. Additionally, our international franchisees invest significant amounts in advertising efforts in their markets. Our Domino’s Pizza® brand is routinely named a MegaBrand by Advertising Age. We continue to reinforce our brand with extensive advertising through television, web-based promotions, radio and print. We have also enhanced the strength of our brand through marketing affiliations with brands such as Coca-Cola®.

We believe that our brand is particularly strong among pizza consumers for whom a meal is a fairly spontaneous event. In these situations, we believe that service and product quality are the consumers’ priorities. We believe that well established demographic and lifestyle trends will drive continuing emphasis on convenience and will, therefore, continue to play into our brand’s strength.

•	Internal dough manufacturing and supply chain system. In addition to generating significant revenues and earnings, primarily in the United States, we believe that our vertically integrated dough manufacturing and supply chain system enhances the quality and consistency of our products, enhances our relationships with franchisees, leverages economies of scale to offer lower costs to our stores and allows store managers to better focus on store operations and customer service by relieving them of the responsibility of mixing dough in the stores and sourcing other ingredients.

In 2013, we made approximately 523,000 full-service food deliveries to our domestic stores, or approximately two deliveries per store, per week, with a fill rate of over 99%. Fill rate is an industry metric which compares the number of items delivered to the number of items ordered. All of our Company-owned stores and over 99% of our domestic franchise stores purchase all of their food and supplies from us. This is accomplished through our network of 16 regional dough manufacturing and supply chain centers, each of which is generally located within a one-day delivery radius of the stores it serves, and a leased fleet of over 400 tractors and trailers. Additionally, we supply certain of our domestic and international franchisees with equipment and supplies through our equipment and supply center, which we operate as part of our domestic supply chain segment, offering a full range of non-food products, from ovens to uniforms. We also supply certain of our domestic stores with ingredients that are processed at our vegetable processing center and thin crust product that is manufactured at our thin crust manufacturing center, both of which we operate as part of our domestic supply chain segment.

Because we source the food for substantially all of our domestic stores, our domestic supply chain segment enables us to leverage and monitor our strong supplier relationships to achieve the cost benefits of scale and to ensure compliance with our rigorous quality standards. In addition, the “one-stop shop” nature of this system, combined with our delivery accuracy, allows store managers to eliminate a significant component of the typical “back-of-store” activity that many of our competitors’ store managers must undertake. Additionally, we operate seven supply chain centers that service certain of our international franchise markets.

Our business strategy

We intend to achieve further growth and strengthen our competitive position through the continued implementation of our business strategy, which includes the following key elements:

•	Continue to execute on our mission statement. Our mission statement is “Exceptional franchisees and team members on a mission to be the best pizza delivery company in the world.” We implement this mission statement by following a business strategy that:

•	puts franchisees and Company-owned stores at the foundation of all our thinking and decisions;

•	emphasizes our ability to select, develop and retain exceptional team members and franchisees;

•	provides a strong infrastructure to support our stores; and

•	builds excellent store operations to create loyal customers.

We adhere to the following guiding principles, which are based on the concept of one united brand, system and team:

•	putting people first;

•	demanding integrity;

•	striving to make every customer a loyal customer;

•	delivering with smart hustle and positive energy; and

•	winning by improving results every day.

•	Grow our leading position in an attractive industry. U.S. pizza delivery and carry-out are the largest components of the U.S. QSR pizza category. They are also highly fragmented. Pizza delivery, through which a majority of our retail sales are generated, had sales of $9.6 billion in the twelve months ended November 2013. As the leader in U.S. pizza delivery, we believe that our strategic store locations, simple operating model, widely-recognized brand and efficient supply chain system are competitive advantages that position us to capitalize on future growth.

The carry-out component had $14.6 billion of sales in the twelve months ended November 2013. While our primary focus is on pizza delivery, we are also favorably positioned as a leader in the growing carry-out component given our strong brand, store locations and quality, affordable menu offerings.

•	Leverage our strong brand awareness. We believe that the strength of our Domino’s Pizza® brand makes us one of the first choices of consumers seeking a convenient, quality and affordable meal. We intend to continue to promote our brand name and enhance our reputation as the leader in pizza delivery, with a growing position in carry-out pizza. In late 2009, in connection with the launch of our improved pizza recipe, we launched the campaign, “Oh Yes We Did.” The launch of the new pizza and this campaign received significant attention in the news media, social networking internet sites and other media outlets and we experienced positive same store sales growth in our domestic stores throughout 2010 and 2011. This momentum has continued with the launch of our new Handmade Pan Pizza, which contributed to our positive domestic same store sales growth in 2012 and 2013.

Our domestic stores have historically contributed 4% or 5% of their retail sales to fund national marketing and advertising campaigns, with additional required contributions to local market-level programs. Beginning in 2010, all domestic franchisees contributed 5.5% (subject, in limited instances, to lower rates based on certain incentives and waivers) of their retail sales for national advertising. In January 2013, with the support of the domestic franchise system, domestic franchisees amended their standard franchise agreements to require a contribution of 6% (subject, in limited instances, to lower rates based on certain incentives and waivers) of their retail sales for national advertising. We currently anticipate that this 6% contribution rate, which took effect in 2013, will remain in place for the foreseeable future.

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

We believe that pizza has global appeal and that there is strong and growing international demand for delivered pizza. We have successfully built a broad international platform, primarily through our master franchise model, as evidenced by our 5,900 international stores in more than 70 international markets. We believe that we continue to have significant long-term growth opportunities in international markets where we have established a leading presence. In our top ten international markets, we believe that our current store base is approximately half of the total long-term potential store base in those markets.

Generally, we believe we will achieve long-term growth internationally as a result of the favorable store-level economics of our business model, the growing international demand for pizza and delivered pizza and the strong global recognition of the Domino’s Pizza® brand. Our international stores have produced positive quarterly same store sales growth for 80 consecutive quarters. Additionally, during 2013, we had 573 net international store openings, including 125 net stores in India, 76 net stores in Turkey, 51 net stores in the United Kingdom, 42 net stores in Japan and 41 net stores in Australia.

•	Continue to focus on product and technological innovation. We believe product and technological innovation is vital to our brand and our long-term success. Digital ordering has become increasingly important to the global pizza industry. After launching digital ordering domestically in 2008, we made the strategic decision in 2010 to develop our own online ordering platform and to manage this important and growing area of our business internally. Over the next two years, we launched new mobile applications for the iPhone, iPod touch, Android smartphones and for Amazon’s Kindle Fire. We also created a Spanish-language ordering mobile application for smartphones. In 2013, we launched our enhanced online ordering profiles platform, allowing customers the ability to reorder their favorite order in as few as five clicks, or about 30 seconds. All of this improved functionality has been developed to work seamlessly with our Domino’s PULSE point-of-sale system, which we believe gives us a competitive advantage over other concepts. Currently, on average, approximately 40% of our domestic stores’ retail sales originate digitally including mobile orders. A substantial and growing portion of our international stores’ retail sales also originate online.

We continue to introduce innovative, consumer-tested and profitable new product varieties as another important way to bring compelling news and product innovation to our customers. Products such as Handmade Pan Pizzas, Oven Baked Sandwiches and Domino’s American Legends® have been added to our product line-up since 2008, along with complementary side items such as our Parmesan Bread Bites, Stuffed Cheesy Bread and Chocolate Lava Crunch Cakes. We believe this focus on innovation, when coupled with our scale and share leadership, will allow us to grow our position in both U.S. pizza delivery and carry-out.

Store operations

We believe that our focused and proven store model provides a significant competitive advantage relative to many of our competitors who focus on multiple components of the pizza category, particularly dine-in. We have been focused primarily on pizza delivery for over 50 years. During 2012, we introduced our new Pizza Theater store design, which may offer casual seating for customers to watch the preparation of their orders, but does not offer a full-service dine-in area. Certain of our international stores also offer casual seating, but generally do not offer full-service dine-in areas. As a result, our domestic and international stores do not require expensive restaurant facilities and staffing. Our stores also benefit from lower maintenance costs, as store assets have long lives and updates are not frequently required. Our simple and efficient operational processes, which we have refined through continuous improvement, include:

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

Strategic store locations to facilitate delivery and carry-out service

We locate our stores strategically to facilitate timely delivery and carry-out service to our customers. The majority of our domestic stores are located in populated areas in or adjacent to large or mid-size cities, or on or near college campuses. We use geographic information software, which incorporates variables such as household demographics, competitor locations, traffic volumes and visibility, to evaluate and identify potential store locations and new markets.

Production-oriented store designs

Our typical store is relatively small, occupying on average approximately 1,500 square feet and is designed with a focus on efficient and timely production of consistently high quality food for delivery and carry-out. The store layout has been refined over time to provide an efficient flow from order-taking to delivery or carry-out. Although our new Pizza Theater store design may offer a small casual dining area, our stores do not offer a full-service dine-in area.

Product and process innovations

Our over 50 years of experience and innovative culture have resulted in numerous new product and process developments that increase both quality and efficiency. These include our efficient, vertically-integrated supply chain system, a sturdier corrugated pizza box and a mesh screen that helped cook pizza crust more evenly. The Domino’s HeatWave® hot bag keeps our pizzas hot during delivery. We also continue to introduce new products such as Domino’s American Legends® pizzas, launched in 2009; Stuffed Cheesy Bread, launched in 2011; and Parmesan Bread Bites and our new Handmade Pan Pizzas, both launched in 2012. Additionally, we have added a number of complementary side items to our menu such as Cinna Stix® and Chocolate Lava Crunch Cakes. In 2009, we introduced our improved pizza recipe, which was a change to our core pizza recipe.

Focused menu

We maintain a focused menu that is designed to present an attractive, quality offering to customers, while minimizing order errors, and expediting the order taking and food preparation processes. Our basic menu has three choices for pizza products: pizza type, pizza size and pizza toppings. Most of our stores carry two or three sizes of Traditional Hand-Tossed, Brooklyn Style and Crunchy Thin Crust pizza. Our typical store also offers Domino’s Handmade Pan Pizzas, Domino’s American Legends® pizzas, Domino’s Oven Baked Sandwiches, boneless chicken and wings, Cinna Stix®, Chocolate Lava Crunch Cakes, Stuffed Cheesy Bread, Parmesan Bread Bites and Coca-Cola® soft drink products. We also occasionally offer other products on a promotional or a regional basis, such as salads. We believe that our focused menu creates a strong identity among consumers, improves operating efficiency and maintains food quality and consistency.

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

Domino’s PULSE™ point-of-sale system with state-of-the-art digital ordering capabilities

Our computerized management information systems are designed to improve operating efficiencies, provide corporate management with timely access to financial and marketing data and reduce store and corporate administrative time and expense. We have installed Domino’s PULSE™, our proprietary point-of-sale system, in every Company-owned store in the United States, in more than 99% of our domestic franchise stores and in nearly 60% of the international stores. Domino’s PULSE™ features include:

•	touch screen ordering, which ensures accuracy and facilitates more efficient order taking;

•	a delivery driver routing system, which assists with delivery efficiency and safety;

•	administrative and reporting capabilities, which enable store managers to better focus on store operations and customer satisfaction; and

•	state-of-the-art digital ordering capability, including Pizza Tracker and Pizza Builder.

We require our domestic franchisees to install and maintain Domino’s PULSE™. Additionally, Domino’s PULSE™ has been installed in over 3,400 international franchise stores. Management believes that utilizing Domino’s PULSE™ throughout our domestic system, and a growing portion of our global system, provides us with competitive advantages over other point-of-sales systems, including:

•	integration with multiple digital ordering platforms and applications;

•	consistent execution and communication of operational best practices in our stores;

•	real-time dissemination of data with field management, which enables efficient and informed decision making;

•	data collection capability, which provides operations management insight into store operations;

•	innovation sharing throughout the system, which allows all users to be more efficient and profitable; and

•	electronic dissemination of materials and information to our stores, which reduces training and operating costs.

Since the rollout of Domino’s PULSE™ to our domestic stores, our online ordering transactions have grown. Currently, on average, approximately 40% of our domestic stores’ sales originate online. In 2010, we made the strategic decision to develop our own online ordering platform and manage this important and growing area of our business internally. In 2011, we launched a new mobile application for the iPhone and iPod touch to provide further convenience for our customers when ordering online. In 2012, we launched a new mobile application for the Android smartphone and for Amazon’s Kindle Fire, and we also launched a new Spanish-language ordering mobile application for smartphones. In 2013, we launched our enhanced online ordering profiles platform, allowing customers the ability to reorder their favorite order in as few as five clicks, or about 30 seconds. We intend to continue to enhance and grow our online ordering capabilities.

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

Segment overview

We operate in three business segments:

•	Domestic stores. Our domestic stores segment consists of our domestic franchise operations, which oversees a network of 4,596 franchise stores located in the contiguous United States, and our domestic Company-owned store operations, which operates a network of 390 Company-owned stores located in the contiguous United States.

•	Domestic supply chain. Our domestic supply chain segment operates 16 regional dough manufacturing and food supply chain centers, one thin crust manufacturing center, one supply chain center providing equipment and supplies to certain of our domestic and international stores and one vegetable processing center.

•	International. Our international segment is comprised of our network of 5,900 international franchise stores in more than 70 international markets. Our international segment also distributes food to a limited number of markets from seven dough manufacturing and supply chain centers in Canada (five), Alaska and Hawaii.

Domestic stores

During 2013, our domestic stores segment accounted for $549.8 million, or 31% of our consolidated revenues. Our domestic franchises are operated by entrepreneurs who own and operate an average of five stores. Ten of our domestic franchisees operate more than 50 stores, including our largest domestic franchisee who operates 135 stores. Our principal sources of revenues from domestic store operations are Company-owned store sales and royalty payments based on retail sales by our franchisees. Our domestic network of Company-owned stores also plays an important strategic role in our predominantly franchised operating structure. In addition to generating revenues and earnings, we use our domestic Company-owned stores as test sites for new products and promotions as well as store operational improvements and as forums for training new store managers and prospective franchisees. We also believe that our domestic Company-owned stores add to the economies of scale available for advertising, marketing and other costs that are primarily borne by our franchisees. While we continue to be primarily a franchised business, we continually evaluate our mix of domestic Company-owned and franchise stores in an effort to optimize our long-term profitability.

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

Domestic supply chain

During 2013, our domestic supply chain segment accounted for $1.01 billion, or 56% of our consolidated revenues. Our domestic supply chain segment is comprised primarily of 16 regional dough manufacturing and supply chain centers that manufacture fresh dough on a daily basis and purchase, receive, store and deliver quality pizza-related food products and other complementary items to all of our Company-owned stores and over 99% of our domestic franchise stores. On average, each regional dough manufacturing and supply chain center serves approximately 300 stores, generally located within a one-day delivery radius. We regularly supply nearly 5,000 stores with various supplies and ingredients, of which, nine product groups account for over 90% of the volume. Our domestic supply chain segment made approximately 523,000 full-service deliveries in 2013 or approximately two deliveries per store per week, and we produced over 300 million pounds of dough during 2013.

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

The information systems used by our domestic dough manufacturing and supply chain centers are an integral part of the quality service we provide our stores. We use routing strategies and software to optimize our daily delivery schedules, which maximizes on-time deliveries. Through our strategically located dough manufacturing and supply chain center locations and proven routing systems, we achieved a fill rate of over 99% during 2013. Our supply chain center drivers unload food and supplies and stock store shelves typically during non-peak store hours, which minimize disruptions in store operations.

International

During 2013, our international segment accounted for $242.6 million, or 13% of our consolidated revenues. At December 29, 2013, we had 5,900 international franchise stores. The principal sources of revenues from our international operations are royalty payments generated by retail sales from franchise stores and sales of food and supplies to franchisees in certain markets.

We have grown by nearly 2,200 international stores over the past five years. During 2013, we had 573 net international store openings, including 125 net stores in India, 76 net stores in Turkey, 51 net stores in the United Kingdom, 42 net stores in Japan and 41 net stores in Australia. Our international franchisees adapt our standard operating model, within certain parameters, to satisfy the local eating habits and consumer preferences of various regions outside the United States. Currently, most of our international stores are operated under master franchise agreements, and we plan to continue entering into master franchise agreements with qualified franchisees to expand our international operations in selected markets. We believe that our international franchise stores appeal to potential franchisees because of our well-recognized brand name, the limited capital expenditures required to open and operate our stores and our system’s favorable store economics. While we have a significant presence in our top ten international markets, we believe that our current store base is approximately half of the total long-term potential store base in those markets. Of these top ten markets, there are four master franchise companies that are publicly traded on stock exchanges in Australia, India, Mexico and the United Kingdom, which collectively oversee seven of these top ten markets. The following table shows our store count as of December 29, 2013 in our top ten international markets, which account for approximately 73% of our international stores.

Market	Number of stores
United Kingdom	771
India	677
Mexico	590
Australia	505
South Korea	390
Canada	380
Turkey	360
Japan	287
France	227
Netherlands	144

Domestic franchise program

As of December 29, 2013, our 4,596 domestic franchise stores were owned and operated by our 958 domestic franchisees. The success of our franchise formula, which enables franchisees to benefit from our brand name with a relatively low initial capital investment, has attracted a large number of motivated entrepreneurs as franchisees. As of December 29, 2013, the average domestic franchisee owned and operated five stores and had been in our franchise system for nearly sixteen years. At the same time, ten of our domestic franchisees operated more than 50 stores, including our largest domestic franchisee who operates 135 stores, and 372 of our domestic franchisees operate a single store.

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

Master franchise agreements

Our master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores and the right to operate supply chain centers in a particular geographic area for a term of 10 to 20 years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time franchise fee as well as an additional franchise fee upon the opening of each new store. In addition, the master franchisee is required to pay a continuing royalty fee as a percentage of retail sales, which varies among international markets, and averaged approximately 3.1% in 2013.

Franchise training and support

Training store managers and employees is a critical component of our success. We require all domestic franchisees to complete initial and ongoing training programs provided by us. In addition, under the standard domestic franchise agreement, domestic franchisees are required to implement training programs for their store employees. We assist our domestic and international franchisees by making certain training materials available to them for their use in training store managers and employees, including computer-based training materials, comprehensive operations manuals and franchise development classes. We also maintain communications with our franchisees online through various newsletters, electronic communications and through face-to-face meetings.

Franchise operations

We enforce stringent standards over franchise operations to protect the Domino’s Pizza® brand. All franchisees are required to operate their stores in compliance with written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs. Each franchisee owns and operates their own stores and controls the day-to-day operations of their respective stores. We also provide ongoing support to our franchisees, including training, marketing assistance and consultation to franchisees who experience financial or operational difficulties. We have established several advisory boards, through which franchisees contribute to developing system-wide initiatives.

Domino’s re-image campaign

We have embarked upon a system-wide campaign to re-image our stores in accordance with our franchise contracts. This campaign, designed to improve our brand image and in-store customer experience, involves upgrading store interiors and store signs. As part of this campaign, we expect to relocate a certain number of stores to improve our brand visibility. Our re-image campaign formally began in November 2013, and we and our franchisees plan to continue to re-image and relocate our domestic stores until each store meets our new image standards. Our plan is that we and our franchisees will be significantly complete in relocating or re-imaging our domestic franchise and Company-owned stores by the end of 2017.

Marketing operations

Our domestic stores have historically contributed 4% or 5% of their retail sales to fund national marketing and advertising campaigns, with additional required contributions to local market-level programs. Beginning in 2010, all domestic franchisees contributed 5.5% (subject, in limited instances, to lower rates based on certain incentives and waivers) of their retail sales for national advertising. In January 2013, with the support of the domestic franchise system, domestic franchisees amended their standard franchise agreements to require a contribution of 6% (subject, in limited instances, to lower rates based on certain incentives and waivers) of their retail sales for national advertising. We currently anticipate that this 6% contribution rate, which took effect in 2013, will remain in place for the foreseeable future. In those markets where we have co-operative advertising programs, our domestic stores are still able to contribute to market-level media campaigns at their discretion. These national and market-level funds are administered by Domino’s National Advertising Fund Inc., or DNAF, our not-for-profit advertising subsidiary. The funds remitted to DNAF are used primarily to purchase media for advertising, but also support market research, field communications, public relations, commercial production, talent payments and other activities supporting the Domino’s Pizza® brand. DNAF also provides cost-effective print resources to our domestic stores for use in local marketing that reinforce our national branding strategy. In addition to the national and market-level advertising contributions, domestic stores spend additional amounts on local store marketing, including targeted database mailings, saturation print mailings and community involvement through school and civic organizations. Additionally, we may occasionally partner with other organizations in an effort to promote the Domino’s Pizza® brand.

By communicating a common brand message at the national, local market and store levels, we create and reinforce a powerful, consistent marketing message to consumers. This is evidenced by our successful marketing campaign with the slogan “Oh Yes We Did.” Since introducing our improved pizza recipe and this new marketing campaign in the fourth quarter of 2009, we have received significant attention in the news media, social networking internet sites and other media outlets, and have experienced positive same store sales growth in our domestic stores. Over the past five years, we estimate that domestic stores have invested approximately $1.4 billion in national, local and co-operative advertising in the United States.

Internationally, franchisees also commit significant dollars in advertising efforts in their markets and these marketing efforts are the responsibility of the franchisee in each local market. We assist international franchisees with their marketing efforts through marketing workshops and knowledge sharing of best practices and successful concepts.

Third-party suppliers

We have maintained active relationships of 20 years or more with more than half of our major third-party suppliers. Our supply partners are required to meet strict quality standards to ensure food safety. We review and evaluate our supply partners’ quality assurance programs through, among other actions, on-site visits, third party audits and product evaluations to ensure compliance with our standards. We believe that the length and quality of our relationships with third-party suppliers provides us with priority service and quality products at competitive prices.

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

We currently purchase our pizza cheese from a single supplier. Under the arrangement with this supplier, which was entered into in October 2012, the supplier agreed to provide an uninterrupted supply of cheese and the Company agreed to a five-year pricing period during which it agreed to purchase all of its primary pizza cheese for the Company’s domestic stores from this supplier or, alternatively, pay to the supplier an amount reflecting any benefit previously received by the Company under the new pricing terms. The pricing schedule is directly correlated to the Chicago Mercantile Exchange (CME) block cheddar price. The majority of our meat toppings come from a single supplier under a contract that began in November 2010 and expires in May 2014. We have the right to terminate these arrangements for quality failures and for uncured breaches.

We believe that alternative third-party suppliers for all of these ingredients are available, and all of our pizza boxes, sauces and other ingredients are sourced from various third-party suppliers. While we may incur additional costs if we are required to replace any of our supply partners, we do not believe that such additional costs would have a material adverse effect on our business. Since 2003, we have been party to a multi-year agreement with Coca-Cola for the contiguous United States. This contract was renegotiated in December 2013 and provides for Coca-Cola to continue to be our exclusive beverage supplier and expires on December 31, 2018 or at such time as a minimum number of cases of Coca-Cola® products are purchased by us, whichever occurs last. We continually evaluate each supply category to determine the optimal sourcing strategy.

We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies or products. Prices charged to us by our supply partners are subject to fluctuation and we have historically been able to pass increased costs and savings on to our stores. We periodically enter into supplier contracts to manage the risk from changes in commodity prices. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

Competition

The U.S. and international pizza delivery and carry-out segments are highly competitive. Domestically, we compete against regional and local companies as well as national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza®. Internationally, we compete primarily against Pizza Hut®, Papa John’s® and country-specific national and local companies. We generally compete on the basis of product quality, location, image, service and price. We also compete on a broader scale with quick service and other international, national, regional and local restaurants. In addition, the overall food service industry and the QSR sector in particular are intensely competitive with respect to product quality, price, service, convenience and concept. The industry is often affected by changes in consumer tastes, economic conditions, demographic trends and consumers’ disposable income. We compete within the food service industry and the QSR sector not only for customers, but also for employees, suitable real estate sites and qualified franchisees.

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

Privacy and data protection

We are subject to a number of privacy and data protection laws and regulations globally. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increase in attention given to privacy and data protection issues with the potential to affect directly our business, including recently enacted laws and regulations in the United States and internationally requiring notification to individuals and government authorities of security breaches involving certain categories of personal information. We have a privacy policy posted on our website at www.dominos.com and believe that we are in material compliance therewith.

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

Environmental matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2013, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2014.

Employees

As of December 29, 2013, we had approximately 10,000 employees, who we refer to as team members, in our Company-owned stores, supply chain centers, World Resource Center (our corporate headquarters) and regional offices. None of our team members are represented by a labor union or covered by a collective bargaining agreement. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s Pizza system, including our employees, franchisees and the employees of franchisees, was over 220,000 as of December 29, 2013.

Safety

Our commitment to safety is embodied in our hiring, training and review process. Before an applicant is considered for hire as a delivery driver in the United States, motor vehicle records are reviewed to ensure a minimum safe driving record of one or two years. In addition, we require regular checks of driving records and proof of insurance for delivery drivers throughout their employment with us. Our safety and security department oversees security matters for our domestic Company-owned stores. Security and safety personnel oversee security measures at domestic Company-owned store locations and assist local authorities in investigations of incidents involving our stores or personnel.

Community activities

We believe in supporting the communities we serve, and we base our corporate giving on three simple elements: delivering charitable support to our own team members, to our customers, and to national programs.

National philanthropic partner

We have a tradition of creating multi-year partnerships with a national charity to raise funds and public awareness for the organization. Our current national philanthropic partner is St. Jude Children’s Research Hospital®. St. Jude is internationally recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national fundraising campaign called Thanks and Giving, the Domino’s Pizza system has contributed more than $20.0 million to St. Jude during our ten years of partnership, including approximately $4.0 million in 2013. In addition to raising funds, the Domino’s Pizza system has supported St. Jude through in-kind donations, including hosting hospital-wide pizza parties for patients and their families. The Domino’s Pizza system also helps St. Jude build awareness through the inclusion of the St. Jude logo on millions of our pizza boxes and through a link on our consumer web site.

The Domino’s Pizza Partners Foundation

Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Completely funded by team member and franchise contributions, the foundation is a separate, not-for-profit organization that has disbursed nearly $14.0 million since its inception, to meet the needs of team members facing crisis situations, such as fire, accidents, illness or other personal tragedies.

Domino’s Pizza contributions

During 2013, the Domino’s Pizza system in the U.S. directly contributed as well as helped raise approximately $4.7 million to external charitable organizations in monetary and in-kind giving.

Franchisee involvement

In addition to the work that we do in the community on a corporate level, we are proud to have the support of nearly 2,500 franchisees around the world who choose to get involved with local charities to make a difference in their communities. Franchisees participate in numerous local programs with schools, hospitals and other charitable organizations, delivering pizzas and offering monetary support.

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

Working capital

Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., pages 42 through 44.

Customers

The Company’s business is not dependent upon a single customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2011, 2012 or 2013. Our largest franchisee operates 1,270 stores in six international markets, and accounted for approximately 11.7% of our total store count. Additionally, royalty revenues from this franchisee accounted for approximately 1.6% of our consolidated revenues in 2013. Furthermore, as our international franchise business has a minimal amount of general and administrative expenses allocated to its markets and does not have cost of sales, a disproportionate amount of these royalty revenues result in earnings to us.

Seasonal operations

The Company’s business is not typically seasonal.

Backlog orders

The Company has no backlog orders as of December 29, 2013.

Government contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial information about business segments and geographic areas

Financial information about international and United States markets and business segments is incorporated herein by reference to Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in Part II, Item 6., pages 29 through 30, Item 7. and 7A., pages 31 through 47 and Item 8., pages 48 through 77, respectively, of this Form 10-K.

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

We compete within the food service market and the quick service restaurant sector not only for customers, but also for management and hourly employees, suitable real estate sites and qualified franchisees. Our domestic supply chain segment is also subject to competition from outside suppliers. While over 99% of domestic franchisees purchased food, equipment and supplies from us in 2013, domestic franchisees are not required to purchase food, equipment or supplies from us and they may choose to purchase from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our domestic supply chain centers, our financial condition, business and results of operations would be adversely affected.

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

Reports, whether true or not, of food-borne illnesses (such as E. Coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the QSR sector and could in the future as well. The potential for acts of terrorism on our global food supply also exists and, if such an event occurs, it could have a negative impact on us and could severely hurt sales and profits. In addition, our reputation is an important asset; as a result, anything that damages our reputation could immediately and severely affect our sales and profits. Media reports of illnesses and injuries, whether accurate or not, could force some stores to close or otherwise reduce sales at such stores. In addition, reports of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect us on a local, regional, national or international basis.

Increases in food, labor and other costs could adversely affect our profitability and operating results.

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. The cheese block price per pound averaged $1.75 in 2013, and the estimated increase in Company-owned store food costs from a hypothetical $0.25 adverse change in the average cheese block price per pound would have been approximately $2.1 million in 2013. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. Food, including cheese costs and labor represent approximately 50% to 60% of a typical Company-owned store’s sales.

We do not have long-term contracts with certain of our suppliers, and as a result they could seek to significantly increase prices or fail to deliver.

We do not have long-term contracts or arrangements with certain of our suppliers. Although in the past we have not experienced significant problems with our suppliers, our suppliers may implement significant price increases or may not meet our requirements in a timely fashion, or at all. The occurrence of any of the foregoing could have a material adverse effect on our results of operations.

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

We operate 16 regional dough manufacturing and supply chain centers, one thin crust manufacturing center and one vegetable processing center in the contiguous United States and a total of seven dough manufacturing and supply chain centers in Alaska, Hawaii and Canada. Our domestic dough manufacturing and supply chain centers service all of our Company-owned stores and over 99% of our domestic franchise stores. As a result, any prolonged disruption in the operations of any of these facilities, whether due to technical or labor difficulties, destruction or damage to the facility, real estate issues or other reasons, could adversely affect our business and operating results.

Our success depends in part upon effective advertising, and lower advertising funds may reduce our ability to adequately market the Domino’s Pizza® brand.

We have been routinely named a MegaBrand by Advertising Age. Each Domino’s store located in the contiguous United States is obligated to pay a percentage of its sales in advertising fees. In fiscal 2013, each store in the contiguous United States generally was required to contribute 6% of their sales to DNAF (subject, in limited instances, to lower rates based on certain incentives and waivers), which uses such fees for national advertising in addition to contributions for local market-level advertising. We currently anticipate that this 6% contribution rate will remain in place for the foreseeable future. While additional funds for advertising in the past have been provided by us, our franchisees and other third parties, none of these additional funds are legally required. The lack of continued financial support for advertising activities could significantly curtail our marketing efforts, which may in turn materially and adversely affect our business and our operating results.

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

Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, and those claims relating to overtime compensation. We are currently subject to these types of claims and have been subject to these types of claims in the past. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims or if we receive significant negative publicity, our business, financial condition and operating results could be harmed.

Loss of key employees or our inability to attract and retain new qualified employees could hurt our business and inhibit our ability to operate and grow successfully.

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

We conduct a significant portion of our business outside the United States. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither we nor our franchisees have control, may include:

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

Deterioration of the market value of sovereign debt of several European countries, together with the risk of contagion to other more stable countries, could result in fiscal reforms (including austerity measures), sovereign debt restructurings, currency instability, increased counterparty credit risk, high levels of volatility, and, potentially, disruptions in the credit and equity markets, as well as other outcomes that might adversely impact us. With respect to currency instability, concerns exist in the eurozone over the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances among countries that use the euro as their currency. These concerns could lead to the re-introduction of individual currencies in one or more of these countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro denominated obligations would be determined by laws in effect at such time. In addition, the capital market disruption that would likely accompany any such redenomination event could have a material adverse impact on our liquidity and financial condition. Furthermore, any redenomination event would likely be accompanied by significant economic dislocation, particularly within the eurozone countries, which in turn could have an adverse impact on demand for our products, and accordingly, on our revenue and cash flows. As of December 29, 2013, we had 1,855 stores in Europe, up from 975 at 2008 year end.

Fluctuations in the value of the U.S. dollar in relation to other currencies may lead to lower revenues and earnings.

Exchange rate fluctuations could have an adverse effect on our results of operations. Approximately 12.2% of our total revenues in 2011, 13.0% of our total revenues in 2012 and 13.5% of our total revenues in 2013 were derived from our international segment, a majority of which were denominated in foreign currencies. Sales made by franchise stores outside the United States are denominated in the currency of the country in which the store is located, and this currency could become less valuable in U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the United States or lower profitability to our franchisees outside the United States, or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $9.7 million in 2013.

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

A significant portion of our earnings comes from royalties generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide limited training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store employees. If they do not, our image and reputation may suffer, and as a result our revenues and stock price could decline. While we try to ensure that our franchisees maintain the quality of our brand and branded products, our franchisees may take actions that adversely affect the value of our intellectual property or reputation. As of December 29, 2013, we had 958 domestic franchisees operating 4,596 domestic stores. Ten of these franchisees each operate over 50 domestic stores, including our largest domestic franchisee who operates 135 stores, and the average franchisee owns and operates five stores.

In addition, our international master franchisees are generally responsible for the development of significantly more stores than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. Our largest international master franchisee operates 1,270 stores in six markets, which accounts for approximately 22% of our total international store count. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

Interruption, failure or compromise of our information technology, communications systems and electronic data could hurt our ability to effectively serve our customers and protect customer data, which could damage our reputation and adversely affect our business and operating results.

A significant portion of our retail sales depends on the continuing operation of our information technology and communications systems, including but not limited to, Domino’s PULSE™, our online ordering platform and our credit card processing systems. Our information technology, communication systems and electronic data may be vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, loss of data, unauthorized data breaches or other attempts to harm our systems. Additionally, we operate data centers that are also subject to break-ins, sabotage and intentional acts of vandalism that could cause disruptions in our ability to serve our customers and protect customer data. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in our service. Any errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services and non-compliance with certain regulations, which could reduce our revenues and profits, and damage our business and brand.

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

The Patient Protection and Affordable Care Act requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. We are evaluating the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect that the requirement to provide expanded health care coverage to employees above what we currently provide could have an adverse effect on our results of operations and financial position, as well as an adverse effect on some of our larger franchisees. We anticipate that the majority of the increases in these costs will begin in 2015 and escalate in subsequent years. Such increases may be large enough to materially impact labor costs for us and our franchisees.

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

Our common stock price could be subject to significant fluctuations and/or may decline.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	changes planned or actual to our capital or debt structure;

•	variations in our operating results;

•	changes in revenues or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as sales promotions, acquisitions or restructurings;

•	actions by institutional and other stockholders;

•	changes in our dividend policy;

•	changes in the market values of public companies that operate in our business segments;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

The stock markets in general have experienced volatility that has sometimes been unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We have a substantial amount of indebtedness. As of December 29, 2013, our consolidated long-term indebtedness was approximately $1.54 billion. We may also incur additional debt, which would not be prohibited under the terms of our current securitized debt agreements. Our substantial indebtedness could have important consequences to our business and our shareholders. For example, it could:

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

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our variable funding notes in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

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

The securitized debt also requires us to maintain specified financial ratios at the end of each fiscal quarter. These restrictions could affect our ability to pay dividends or repurchase shares of our common stock. Our ability to meet these financial ratios can be affected by events beyond our control, and we may not satisfy such a test. A breach of this covenant could result in a rapid amortization event or default under the securitized debt. If amounts owed under the securitized debt are accelerated because of a default under the securitized debt and we are unable to pay such amounts, the investors may have the right to assume control of substantially all of the securitized assets.

During the seven-year term following issuance, the outstanding senior notes will accrue interest at a fixed rate of 5.216% per year. Additionally, the senior notes have scheduled principal amortization payments of $23.6 million in 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. If we meet certain conditions, including maximum leverage ratios of less than 4.5x total debt to EBITDA, we may elect to not make the scheduled principal payments. If one of the leverage ratios subsequently exceeds 4.5x, we must make up the payments we had elected not to make.

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

We lease approximately 223,000 square feet for our World Resource Center located in Ann Arbor, Michigan under an operating lease with Domino’s Farms Office Park, L.L.C., a unrelated company. The lease, as amended, expires in December 2022 and has two five-year renewal options.

We own two domestic Company-owned store buildings and five supply chain center buildings. We also own two store buildings that we lease to domestic franchisees. All other domestic Company-owned stores are leased by us, typically under five-year leases with one or two five-year renewal options. All other domestic and international supply chain centers are leased by us, typically under leases ranging between five and 15 years with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

Item 3.	Legal Proceedings.

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include, without limitation, workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Included in the matters referenced above, we are party to six employment practice cases and five casualty cases. We have established legal and insurance accruals for losses relating to these cases which we believe are reasonable based upon our assessment of the current facts and circumstances. However, it is reasonably possible that our ultimate losses could exceed the amounts recorded by $5.0 million. The remaining cases referenced above could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management’s opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

We were also named as a defendant in a lawsuit along with a large franchisee and the franchisee’s delivery driver. During the third quarter of 2013, the jury delivered a $32.0 million judgment for the plaintiff where we were found to be 60% liable. We deny liability and filed an appeal of the verdict on a variety of grounds. This case is covered under our casualty insurance program, subject to a $3.0 million deductible. We also have indemnity provisions in our franchise agreements.

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

As of February 18, 2014, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 55,733,015 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.”

The following table presents the high and low closing prices by quarter for Domino’s Pizza, Inc.’s common stock, as reported by the NYSE, and dividends declared per common share.

2012:	High	Low	Dividends Declared Per Share
First quarter (January 2, 2012 – March 25, 2012)	$38.22	$28.92	$3.00
Second quarter (March 26, 2012 – June 17, 2012)	37.81	28.75	—
Third quarter (June 18, 2012 – September 9, 2012)	36.19	28.75	—
Fourth quarter (September 10, 2012 – December 30, 2012)	43.46	33.93	—

2013:
First quarter (December 31, 2012 – March 24, 2013)	$51.19	$43.55	$0.20
Second quarter (March 25, 2013 – June 16, 2013)	60.72	49.65	0.20
Third quarter (June 17, 2013 – September 8, 2013)	64.00	57.01	0.20
Fourth quarter (September 9, 2013 – December 29, 2013)	70.68	63.04	0.20

Our Board of Directors declared a quarterly dividend of $0.25 per common share on February 12, 2014 payable on March 28, 2014 to shareholders of record at the close of business on March 14, 2014.

We currently anticipate continuing the payment of quarterly cash dividends. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and certain other factors. There can be no assurance as to the amount of free cash flow that we will generate in future years and, accordingly, dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of our Board of Directors.

As of February 18, 2014, there were 857 registered holders of record of Domino’s Pizza, Inc.’s common stock.

We have a Board of Directors-approved open market share repurchase program for up to $200.0 million of our common stock, of which approximately $55.2 million remained available at December 29, 2013 for future purchases of our common stock. Any future purchases of our common stock would be funded by current cash amounts, available borrowings or future excess cash flow. On February 12, 2014, the Board of Directors approved an increase to the Company’s open market share repurchase program, resulting in a total remaining authorized amount for additional share repurchases of $200.0 million.

The following table summarizes our repurchase activity during the fourth quarter ended December 29, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (September 9, 2013 to October 6, 2013)	3,100	$61.48	3,100	$75,297,405
Period #2 (October 7, 2013 to November 3, 2013)	72,170	66.72	71,000	70,562,397
Period #3 (November 4, 2013 to December 1, 2013)	23,113	66.87	21,998	69,091,347
Period #4 (December 2, 2013 to December 29, 2013)	202,695	68.84	201,105	55,246,931

Total	301,078	$68.11	297,203	$55,246,931

(1)	Includes 3,875 shares purchased as part of the Company’s employee stock purchase discount plan. During the fourth quarter, the shares were purchased at an average price of $68.19. All of the remaining shares presented were purchased pursuant to the publicly announced program.

The comparative stock performance line graph below compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. for the five-year period between December 31, 2008 through December 31, 2013, with cumulative total return on (i) the Total Return Index for the New York Stock Exchange (the “NYSE Composite Index”), (ii) the Standard & Poor’s 500 Index (the “S&P 500”) and (iii) the peer group, the Standard & Poors 400 Restaurant Index (the “S&P 400 Restaurant Index”). Management believes that the companies included in the S&P 400 Restaurant Index appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the NYSE Composite Index, the S&P 500 Index and the S&P 400 Restaurant Index on December 31, 2008.

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

	Fiscal year ended (5)
(dollars in millions, except per share data)	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012 (4)	December 29, 2013
Income statement data:
Revenues:
Domestic Company-owned stores	$335.8	$345.6	$336.3	$323.7	$337.4
Domestic franchise	157.8	173.3	187.0	195.0	212.4

Domestic stores	493.6	519.0	523.4	518.7	549.8
Domestic supply chain	763.7	875.5	927.9	942.2	1,009.9
International	146.8	176.4	200.9	217.6	242.6

Total revenues	1,404.1	1,570.9	1,652.2	1,678.4	1,802.2
Cost of sales	1,017.1	1,132.3	1,181.7	1,177.1	1,253.2

Operating margin	387.0	438.6	470.5	501.3	549.0
General and administrative expense	197.5	210.9	211.4	219.0	235.2

Income from operations	189.5	227.7	259.1	282.3	313.8
Interest income	0.7	0.2	0.3	0.3	0.2
Interest expense	(110.9)	(96.8)	(91.6)	(101.4)	(88.9)
Other (1)	56.3	7.8	—	—	—

Income before provision for income taxes	135.5	138.9	167.8	181.2	225.1
Provision for income taxes	55.8	51.0	62.4	68.8	82.1

Net income	$79.7	$87.9	$105.4	$112.4	$143.0

Earnings per share:
Common stock – basic	$1.39	$1.50	$1.79	$1.99	$2.58
Common stock – diluted	1.38	1.45	1.71	1.91	2.48
Dividends declared per share	$—	$—	$—	$3.00	$0.80

Balance sheet data (at end of period):
Cash and cash equivalents	$42.4	$47.9	$50.3	$54.8	$14.4
Restricted cash and cash equivalents	91.1	85.5	92.6	60.0	125.5
Working capital (2)	(31.9)	33.4	37.1	16.8	(28.5)
Total assets	453.8	460.8	480.5	478.2	525.3
Total long-term debt	1,522.5	1,451.3	1,450.4	1,536.4	1,512.3
Total debt	1,572.8	1,452.2	1,451.3	1,560.8	1,536.4
Total stockholders’ deficit	(1,321.0)	(1,210.7)	(1,209.7)	(1,335.5)	(1,290.2)

	Fiscal year ended (5)
(dollars in millions)	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012 (4)	December 29, 2013
Other financial data:
Depreciation and amortization	$24.1	$24.1	$24.0	$23.2	$25.8
Capital expenditures	22.9	25.4	24.3	29.3	40.4

Same store sales growth (3):
Domestic Company-owned stores	(0.9)%	9.7%	4.1%	1.3%	3.9%
Domestic franchise stores	0.6%	10.0%	3.4%	3.2%	5.5%

Domestic stores	0.5%	9.9%	3.5%	3.1%	5.4%
International stores	4.3%	6.9%	6.8%	5.2%	6.2%

Store counts (at end of period):
Domestic Company-owned stores	466	454	394	388	390
Domestic franchise stores	4,461	4,475	4,513	4,540	4,596

Domestic stores	4,927	4,929	4,907	4,928	4,986
International stores	4,072	4,422	4,835	5,327	5,900

Total stores	8,999	9,351	9,742	10,255	10,886

(1)	The fiscal 2009 and fiscal 2010 Other amounts represent the net gains recognized on the repurchase and retirement of principal on the 2007 Notes.
(2)	The working capital amounts exclude restricted cash amounts of $91.1 million in 2009, $85.5 million in 2010, $92.6 million in 2011, $60.0 million in 2012 and $125.5 million in 2013.
(3)	Same store sales growth is calculated including only sales from stores that also had sales in the comparable period of the prior year, but excluding sales from certain seasonal locations such as stadiums and concert arenas. International same store sales growth is calculated similarly to domestic same store sales growth. Changes in international same store sales are reported on a constant dollar basis which reflects changes in international local currency sales. The 53rd week in fiscal 2009 had no impact on reported same store sales growth percentages.
(4)	In connection with our recapitalization in 2012, the Company borrowed $1.575 billion of fixed rate notes and used a portion of the proceeds from the borrowings to repay in full the outstanding principal under the 2007 Notes, pay accrued interest on the 2007 Notes, pay transaction-related fees and expenses and fund a reserve account for the payment of interest on the 2012 fixed rate notes. In fiscal 2012, the Company recorded $32.5 million of deferred financing costs as an asset in the consolidated balance sheet. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet in fiscal 2011 is being amortized into interest expense over the seven-year expected term of the debt. In connection with the repayment of the 2007 Notes, we wrote off $8.1 million, net, of unamortized deferred financing fees and interest rate swap. Additionally, we incurred $2.1 million of interest expense on the 2007 borrowings subsequent to the closing of the 2012 Recapitalization but prior to the repayment of the 2007 Notes, resulting in the payment of interest on both the 2007 and 2012 facilities for a short period of time. Further, the Company incurred $0.3 million of other net 2012 Recapitalization-related general and administrative expenses, including stock compensation expenses, payroll taxes related to the payments made to certain stock option holders and legal and professional fees incurred in connection with the 2012 Recapitalization. In connection with the 2012 Recapitalization, the Company also paid a special cash dividend on our outstanding common stock totaling $171.1 million, made a corresponding anti-dilution equivalent payment of $13.5 million on certain stock options and accrued an estimated $2.4 million for payments to be made to certain performance-based restricted stock grants upon vesting. Total cash paid for common stock dividends and related anti-dilution payments totaled $185.5 million in fiscal 2012 and as of December 30, 2012 the total estimated liability recorded for future cash dividend payments on certain performance-based restricted stock was approximately $1.5 million. Of the total amount of $187.0 million recorded for common stock dividends and related anti-dilution payments, $10.2 million was recorded as a reduction of additional paid-in capital and $176.8 million was recorded as an increase in retained deficit.
(5)	The 2009 fiscal year includes 53 weeks, while the 2010, 2011, 2012 and 2013 fiscal years each include 52 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter. Every five or six years our fiscal year includes an extra (or 53rd) week in the fourth quarter. Fiscal 2011, fiscal 2012 and fiscal 2013 each consisted of 52 weeks.

Description of the Business

We are the number one pizza delivery company in the United States with a 23.6% share of the pizza delivery market, and the second largest pizza company in the carry-out segment based on reported consumer spending. We also have a leading international presence, ranking as the second largest pizza company in the world, based on number of units and retail sales. We operate through a network of 390 Company-owned stores, all of which are in the United States, and 10,496 franchise stores located in all 50 states and in more than 70 international markets. In addition, we operate 19 regional manufacturing and supply chain centers in the contiguous United States as well as seven dough manufacturing and supply chain centers outside the contiguous United States.

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

We devote significant attention to our brand-building efforts, which is evident in our system’s estimated $1.4 billion of domestic advertising spending over the past five years and our frequent designation as a MegaBrand by Advertising Age. Additionally, our international franchisees invest significant amounts in advertising efforts in their markets. We plan on continuing to build our brand and retail sales by satisfying customers worldwide with our pizza delivery and carry-out offerings and by continuing to invest significant amounts in the advertising and marketing of the Domino’s Pizza® brand.

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

Business Performance

During 2013, the Company continued to produce steady, consistent results with strong earnings growth and cash flows. The Company produced positive order count growth, sales growth and store growth domestically, while also producing sales growth and record store growth internationally. The results in 2013 demonstrated that we continue to deliver the products, service and value that are resonating with our global consumers. We have continued to improve store level profitability for our domestic franchise and Company-owned stores in 2013. Further, over the past several years, our focus domestically has been improving our Company through several initiatives, including investments to improve upon our menu, marketing, technology, operations and franchise base. In 2012, we launched our new Handmade Pan Pizza, which we believe has been an important driver in the success of our domestic stores over the past two years. Technology remains a focus for us as digital orders continue to grow. In 2011, we launched a new mobile application for the iPhone and iPod touch, and in 2012, we launched a new mobile application for the Android smartphone and for Amazon’s Kindle Fire. In 2013, we launched our enhanced online ordering profiles platform, allowing customers the ability to reorder their favorite order in as few as five clicks, or about 30 seconds. We believe our new product platforms combined with an innovative, transparent and effective advertising campaign, continued focus on operational excellence and new technology, generated strong sales and earnings growth for the Company in 2011, 2012 and 2013. Additionally, we have implemented a relocation and re-imaging campaign aimed at increasing store sales and market share through improved brand visibility. We believe our accomplishments and efforts in each of these areas will improve our brand image and brand positioning in the future.

Our international division continued to post strong same store sales growth (6.2% in 2013) and had a record 573 net store openings, including 125 net stores in India, 76 net stores in Turkey, 51 net stores in the United Kingdom, 42 net stores in Japan and 41 net stores in Australia. Continued strong same store sales growth combined with continued store count growth, demonstrate the consistency and reliability of this growing business segment.

These strong results from both our domestic and international stores produced earnings growth and increased cash flows in 2013. We believe that our franchise business model provides a solid structure on which to build consistent retail sales and store growth that results in strong cash flows that we can deploy to drive shareholder value.

Worldwide store counts have increased from 9,351 at the beginning of 2011 to 10,886 at the end of 2013. This growth in store counts can be attributed to the global growth of our brand and our pizza delivery and carry-out concepts as well as the economics inherent in our system, which attract new franchisees and encourage existing franchisees to grow their businesses. Domestic same store sales increased 3.5% in 2011, 3.1% in 2012 and 5.4% in 2013. The increase in domestic same store sales throughout the past three years was attributable to our innovative and effective advertising campaign for our improved pizza recipe, continued focus on operational excellence, innovative technology initiatives and efforts to strengthen our franchisee base. The Company experienced traffic increases in our domestic stores in 2011, 2012 and 2013. International same store sales increased 6.8% in 2011, 5.2% in 2012 and 6.2% in 2013. Internationally, same stores sales growth continues to result from the growing acceptance of pizza and delivered pizza around the globe and the successful execution of the Domino’s Pizza concept.

In 2013, global retail sales, which are total retail sales at Company-owned and franchise stores worldwide, increased 8.2% as compared to 2012. Retail sales for franchise stores are reported to the Company by its franchisees and are not included in Company revenues. This increase was driven primarily by both domestic and international same store sales growth as well as an increase in our worldwide store counts during the trailing four quarters, offset in part by the negative impact of foreign currency exchange rates. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our new products and promotions. International same store sales growth reflected continued strong performance in the markets where we compete. In 2012, global retail sales increased 6.5% as compared to 2011, driven primarily by both domestic and international same store sales growth as well as an increase in our worldwide store counts during the trailing four quarters, offset in part by the negative impact of foreign currency exchange rates.

Our revenues increased $123.8 million or 7.4% in 2013 and increased $26.2 million or 1.6% in 2012. The increase in revenues in 2013 was driven primarily by higher supply chain revenues due to higher volumes from increased store order counts, higher commodity prices, and a change in the mix of products sold, higher international revenues attributable to same store sales and store count growth and higher domestic franchise and Company-owned store revenues due to an increase in same store sales. These increases were offset in part by the negative impact on international revenues from changes in foreign currency exchange rates. The increase in revenues in 2012 was driven by higher international revenues attributable to same store sales and store count growth, higher supply chain revenues due primarily to a change in the mix of products sold offset in part by slightly lower volumes, and higher domestic franchise revenues due to an increase in same store sales. These increases were offset, in part by lower Company-owned store revenues, resulting from the sale of 58 Company-owned stores to multiple franchisees during fiscal 2011 and six Company-owned stores in the first quarter of 2012, as well as the negative impact on international revenues of changes in foreign currency exchange rates.

Income from operations increased $31.5 million or 11.2% in 2013 and increased $23.2 million or 8.9% in 2012. The increase in 2013 was driven primarily by higher royalty revenues from both domestic and international franchise stores, higher domestic supply chain margins as described in more detail below and higher domestic Company-owned store margins. These increases were offset, in part, by higher general and administrative expenses and the negative impact of the changes in foreign currency exchange rates. The increase in 2012 was driven primarily by higher royalty revenues from both domestic and international franchise stores, higher domestic Company-owned store margins and higher domestic supply chain margins as described in more detail below. These increases were offset, in part, by the negative impact of the changes in foreign currency exchange rates and higher general and administrative expenses.

Net income increased $30.6 million or 27.2% in 2013 and increased $7.0 million or 6.7% in 2012. The increase in 2013 was due primarily to domestic and international same store sales growth, global store growth, higher domestic supply chain margins, higher domestic Company-owned store margins and a lower effective tax rate and was negatively impacted by higher general and administrative expenses and changes in foreign currency exchange rates. The increase in net income in 2012 was due primarily to domestic and international same store sales growth, global store growth, higher domestic Company-owned store margins and higher domestic supply chain margins and was negatively impacted by changes in foreign currency exchange rates and higher general and administrative expenses. Additionally, fiscal 2012 was negatively impacted by approximately $10.5 million of net pre-tax expenses incurred in connection with the Company’s recapitalization.

We operate with significant levels of debt. As of December 29, 2013, consolidated debt was $1.54 billion. Historically, a large portion of our cash flows from operations has been used to make principal and interest payments on our indebtedness as well as distributions to shareholders in the form of dividends and stock repurchases. Our securitized debt requires principal and interest payments until the expected repayment date of January 2019. The scheduled principal amortization payments are $23.6 million in 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. During fiscal 2013 and fiscal 2012, the Company made principal payments of approximately $23.6 million and approximately $17.7 million. Overall, we believe that our ability to consistently produce significant excess cash flows allows us the flexibility not only to service our debt but also to invest in our growing business as well as return cash to our shareholders.

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

Revenue recognition. We earn revenues through our network of domestic Company-owned and franchise stores, dough manufacturing and supply chain centers and international operations. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchise stores are recognized as revenues when the items are delivered to or carried out by customers. Retail sales are generally reported and related royalties paid to the Company on a weekly basis based on a percentage of retail sales, as specified in the related standard franchise agreement (generally 5.5% of domestic franchise retail sales). In the event that retail sales are not reported timely by a franchisee, the Company will record royalty revenues in the period earned based on an estimate of the franchisee’s sales; however, these estimates are not significant and have historically been materially consistent with the actual amounts. Revenues from Company-owned stores and royalty revenues from franchise stores fluctuate from time-to-time as a result of store count changes. For example, if a Company-owned store that generated $500,000 in revenue in fiscal 2012 is sold to a franchisee in fiscal 2013, revenues from Company-owned stores would have declined by $500,000 in fiscal 2013, while franchise royalty revenues would have increased by only $27,500 in fiscal 2013, as we generally collect 5.5% of a domestic franchisee’s retail sales. Sales of food from our supply chain centers are recognized as revenues upon delivery of the food to franchisees, while sales of equipment and supplies are generally recognized as revenues upon shipment of the related products to franchisees.

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

At December 29, 2013, our total allowance for uncollectible accounts receivables was approximately $5.1 million, compared to $5.9 million at December 30, 2012, representing approximately 4.6% and 5.9% of our consolidated gross accounts receivable at both those respective year-ends. A 10% change in our allowance for uncollectible accounts receivables at December 29, 2013 would result in a change in reserves of approximately $0.5 million and a change in income before provision for income taxes by the same amount. Currently, management does not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that were used to calculate our allowance for uncollectible accounts receivables.

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

We have not made any significant changes in the methodology used to project the future market cash flows of Company-owned stores during the years presented. Same store sales fluctuations and the rates at which operating costs will fluctuate in the future are key factors in evaluating recoverability of the related assets. If our same store sales significantly decline or if operating costs increase and we are unable to recover these costs, the carrying value of our Company-owned stores, by market, may be unrecoverable and we may be required to recognize an impairment charge. At December 29, 2013, we determined that our long-lived assets were not impaired.

A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment, specifically, our Company-owned stores. We evaluate goodwill annually for impairment by comparing the fair value of the reporting unit, which is primarily determined using the present value of historical cash flows, to its carrying value. If the carrying value of the reporting unit exceeds the fair value, goodwill would be impaired. We have not made any significant changes in the methodology used to evaluate goodwill impairment during the years presented. At December 29, 2013, the fair value of our business operations with associated goodwill exceeded their recorded carrying value, including the related goodwill. If cash flows generated by our Company-owned stores were to decline significantly in the future or there were negative revisions to the market multiple assumption, we may be required to recognize a goodwill impairment charge. However, based on the latest impairment analysis, we do not believe it is reasonably likely that there could be changes in assumptions that would trigger impairment.

Insurance and legal matters. We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. While historically our actual losses have been materially consistent with our reserves, legal judgments can be volatile and difficult to predict. Accordingly, if our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods. We had accruals for legal matters of approximately $5.0 million at both December 30, 2012 and December 29, 2013.

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

Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. While historically our actual losses have been materially consistent with our reserves, changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our self-insurance liability at December 29, 2013 would have affected our income before provision for income taxes by approximately $3.9 million for fiscal 2013. We had accruals for insurance matters of approximately $37.2 million at December 30, 2012 and $38.8 million at December 29, 2013.

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

Income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities and reserves for uncertain tax positions. We measure deferred tax assets and liabilities using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes and related reserves, deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. During fiscal 2012 and in connection with the sale of its six remaining Company-owned stores in a certain market to a franchisee, the Company recorded a deferred tax asset related to the capital loss that resulted from the write-off of the tax basis goodwill associated with the market that was sold. Management believes it is more likely than not that a portion of the deferred tax asset will not be realized and provided a valuation allowance of approximately $0.9 million. The valuation allowance was recorded as an increase to the provision for income taxes and increased the Company’s effective tax rate in 2012. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax asset will be realized. The Company had no additional valuation allowances recorded for deferred tax assets as of December 29, 2013 or December 30, 2012. Our accounting for deferred tax assets represents our best estimate of future events. Our net deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operations.

The amounts relating to taxes recorded on the balance sheet, including tax reserves, also consider the ultimate resolution of revenue agent reviews based on estimates and assumptions. We believe we have appropriately accounted for our uncertain tax positions; however, tax audits, changes in tax laws and other unforeseen matters may result in us owing additional taxes. We adjust our reserves for uncertain tax positions when facts and circumstances change or due to the passage of time; for example the completion of a tax audit, or the expiration of a statute of limitations, or changes in penalty and interest reserves associated with uncertain tax positions. Management believes that our tax positions comply with applicable tax law and that we have adequately provided for these matters. However, to the extent the final tax outcome of these matters is different than our recorded amounts, we may be required to adjust our tax reserves resulting in additional income tax expense or benefit in future periods.

Same Store Sales Growth

	2011	2012	2013
Domestic Company-owned stores	4.1%	1.3%	3.9%
Domestic franchise stores	3.4%	3.2%	5.5%

Domestic stores	3.5%	3.1%	5.4%

International stores	6.8%	5.2%	6.2%

Store Growth Activity

	Domestic Company-owned Stores	Domestic Franchise	Domestic Stores	International Stores	Total
Store count at January 2, 2011	454	4,475	4,929	4,422	9,351

Openings	1	66	67	473	540
Closings	(3)	(86)	(89)	(60)	(149)
Transfers	(58)	58	—	—	—

Store count at January 1, 2012	394	4,513	4,907	4,835	9,742

Openings	2	80	82	559	641
Closings	(2)	(59)	(61)	(67)	(128)
Transfers	(6)	6	—	—	—

Store count at December 30, 2012	388	4,540	4,928	5,327	10,255

Openings	2	102	104	611	715
Closings	—	(46)	(46)	(38)	(84)

Store count at December 29, 2013	390	4,596	4,986	5,900	10,886

Income Statement Data

(dollars in millions)	2011		2012		2013
Domestic Company-owned stores	$336.3		$323.7		$337.4
Domestic franchise	187.0		195.0		212.4
Domestic supply chain	927.9		942.2		1,009.9
International	200.9		217.6		242.6

Total revenues	1,652.2	100.0%	1,678.4	100.0%	1,802.2	100.0%

Domestic Company-owned stores	267.1		247.4		256.6
Domestic supply chain	831.7		843.3		899.9
International	82.9		86.4		96.8

Cost of sales	1,181.7	71.5%	1,177.1	70.1%	1,253.2	69.5%

Operating margin	470.5	28.5%	501.3	29.9%	549.0	30.5%
General and administrative	211.4	12.8%	219.0	13.1%	235.2	13.1%

Income from operations	259.1	15.7%	282.3	16.8%	313.8	17.4%
Interest expense, net	(91.3)	(5.5)%	(101.1)	(6.0)%	(88.7)	(4.9)%

Income before provision for income taxes	167.8	10.2%	181.2	10.8%	225.1	12.5%
Provision for income taxes	62.4	3.8%	68.8	4.1%	82.1	4.6%

Net income	$105.4	6.4%	$112.4	6.7%	$143.0	7.9%

2013 compared to 2012

(tabular amounts in millions, except percentages)

Revenues. Revenues primarily consist of retail sales from our Company-owned stores, royalties and fees from our domestic and international franchise stores and sales of food, equipment and supplies from our supply chain centers to substantially all of our domestic franchise stores and certain international franchise stores. Company-owned store and franchise store revenues may vary significantly from period to period due to changes in store count mix, while supply chain revenues may vary significantly as a result of fluctuations in commodity prices, primarily cheese and meats.

Consolidated revenues increased $123.8 million or 7.4% in 2013. This increase in revenues was driven primarily by higher supply chain revenues due to a change in the mix of products sold, higher volumes from increased store order counts and higher commodity prices, higher international revenues attributable to same store sales and store count growth and higher domestic franchise and Company-owned store revenues due to an increase in same store sales. These increases were offset in part by the negative impact on international revenues of changes in foreign currency exchange rates. These changes in revenues are more fully described below.

Domestic stores. Domestic stores revenues are primarily comprised of retail sales from domestic Company-owned store operations as well as royalties from retail sales and other fees from domestic franchise stores, as summarized in the following table.

	2012		2013
Domestic Company-owned stores	$323.7	62.4%	$337.4	61.4%
Domestic franchise	195.0	37.6%	212.4	38.6%

Total domestic stores revenues	$518.7	100.0%	$549.8	100.0%

Domestic stores revenues increased $31.1 million or 6.0% in 2013. This increase was due primarily to royalty revenues earned on higher franchise same store sales and higher domestic Company-owned same store sales. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations increased $13.8 million or 4.3% in 2013. This increase was due to a 3.9% increase in same store sales as compared to 2012. There were 388 domestic Company-owned stores in operation as of December 30, 2012 and 390 domestic Company-owned stores in operation as of December 29, 2013.

Domestic franchise. Revenues from domestic franchise operations increased $17.4 million or 8.9% in 2013. This increase was due primarily to a 5.5% increase in same store sales as compared to 2012 and to a lesser extent, an increase in the average number of domestic franchise stores open during 2013. Revenues further benefited from fees paid by franchisees related to our insourced online ordering platform and we also incurred an increase in expenses related to these technology initiatives. Additionally, we contracted with a third party to manage our gift card program during 2013. In connection with this program change, we refined our assessment of our gift card liability and recorded approximately $3.2 million of domestic franchise revenue and reimbursed approximately $1.5 million to our national advertising fund, as discussed further in general and administrative expenses. There were 4,540 domestic franchise stores in operation as of December 30, 2012 and 4,596 domestic franchise stores in operation as of December 29, 2013.

Domestic supply chain. Revenues from domestic supply chain operations increased $67.6 million or 7.2% in 2013. This increase was due primarily to higher volumes as a result of increased order counts at the store level, higher overall commodity prices, including cheese, a change in the mix of products sold and increases in sales of equipment and supplies. Cheese prices positively impacted revenues by approximately $8.6 million in 2013.

International. International revenues primarily consist of royalties from retail sales and other fees from our international franchise stores and international supply chain sales. Revenues from international operations increased $25.0 million or 11.5% in 2013. This increase was due to both higher international royalty and other revenues and higher international supply chain revenues. This increase was negatively impacted by changes in foreign currency exchange rates. These changes in international revenues are more fully described below.

	2012		2013
International royalty and other	$120.1	55.2%	$133.7	55.1%
International supply chain	97.5	44.8%	108.9	44.9%

Total international revenues	$217.6	100.0%	$242.6	100.0%

International royalty and other. Revenues from international royalties and other increased $13.6 million or 11.3% in 2013. This increase was due primarily to higher same store sales and an increase in the average number of international stores open during 2013, offset in part by the negative impact of changes in foreign currency exchange rates of approximately $4.3 million in 2013. On a constant dollar basis (which excludes the impact of foreign currency exchange rates), same store sales increased 6.2% in 2013 compared to 2012. On a historical dollar basis (which includes the impact of foreign currency exchange rates), same store sales increased 2.8% in 2013 compared to 2012. The variance in our same store sales on a constant dollar basis versus a historical dollar basis in 2013 was caused by a stronger U.S. dollar when compared to the currencies in the international markets in which we compete. There were 5,327 international stores in operation as of December 30, 2012 and 5,900 international stores in operation as of December 29, 2013.

International supply chain. Revenues from international supply chain operations increased $11.4 million or 11.7% in 2013. This increase resulted primarily from higher volumes in 2013.

Cost of sales / Operating margin. Consolidated cost of sales consists primarily of domestic Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $47.7 million or 9.5% in 2013, as summarized in the following table.

	2012		2013
Consolidated revenues	$1,678.4	100.0%	$1,802.2	100.0%
Consolidated cost of sales	1,177.1	70.1%	1,253.2	69.5%

Consolidated operating margin	$501.3	29.9%	$549.0	30.5%

The $47.7 million increase in consolidated operating margin was due primarily to higher domestic and international franchise revenues, higher margins at our Company-owned stores and higher domestic supply chain margins. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, our consolidated operating margin increased 0.6 percentage points in 2013, due primarily to a higher mix of franchise revenues and higher supply chain and Company-owned stores operating margins, offset in part by higher overall commodity prices, including cheese.

Domestic Company-owned stores. The domestic Company-owned store operating margin, which does not include other store-level costs such as royalties and advertising, increased $4.5 million or 6.0% in 2013, as summarized in the following table.

	2012		2013
Revenues	$323.7	100.0%	$337.4	100.0%
Cost of sales	247.4	76.4%	256.6	76.0%

Store operating margin	$76.3	23.6%	$80.8	24.0%

The $4.5 million increase in the domestic Company-owned store operating margin was due primarily to higher same store sales, lower labor and related expenses, lower occupancy expenses, and lower insurance expenses, offset in part by an increase in overall commodity prices, including cheese. As a percentage of store revenues, the store operating margin increased 0.4 percentage points in 2013, as discussed in more detail below.

As a percentage of store revenues, food costs increased 0.5 percentage points to 27.6% in 2013, due primarily to higher overall commodity prices, including cheese. The cheese block price per pound averaged $1.75 in 2013 compared to $1.69 in 2012.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.2 percentage points to 9.3% in 2013 due primarily to the positive impact of higher sales per store.

As a percentage of store revenues, labor and related costs decreased 0.4 percentage points to 28.0% in 2013, due primarily to leveraging the higher sales per store.

As a percentage of store revenues, insurance costs decreased 0.3 percentage points to 2.8% in 2013, due primarily to lower health costs per store and the positive impact of higher sales per store.

Domestic supply chain. The domestic supply chain operating margin increased $11.1 million or 11.2% in 2013, as summarized in the following table.

	2012		2013
Revenues	$942.2	100.0%	$1,009.9	100.0%
Cost of sales	843.3	89.5%	899.9	89.1%

Domestic supply chain operating margin	$98.9	10.5%	$110.0	10.9%

The $11.1 million increase in domestic supply chain operating margin was due primarily to higher volumes from increased store order counts and a change in the mix of products sold.

As a percentage of domestic supply chain revenues, the domestic supply chain operating margin increased 0.4 percentage points in 2013 due primarily to the positive impact of higher volumes and lower health insurance costs, offset in part by higher commodity costs. Increases in certain food prices have a negative effect on the domestic supply chain operating margin percentage due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2013 cheese prices been in effect during 2012, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.4% for 2012 versus the reported 10.5%. However, the dollar margin would have been unaffected.

General and administrative expenses. General and administrative expenses increased $16.2 million or 7.4% in 2013. These increases were due in part to an increase in non-cash compensation expense of $4.4 million and higher variable performance-based compensation expenses of approximately $2.0 million. General and administrative expenses also include a reimbursement of approximately $1.5 million during 2013 to our national advertising fund related to their historical costs to support the Company’s gift card program, as discussed above in domestic franchise revenues. Additionally, we continued our investments in technology and international initiatives, including the addition of team members in both areas, which also increased general and administrative expenses during 2013 compared to 2012.

Interest income. Interest income decreased slightly to $0.2 million in 2013, from $0.3 million in 2012.

Interest expense. Interest expense decreased $12.6 million to $88.9 million in 2013. The decrease was due primarily to approximately $10.2 million of expenses incurred in the first quarter of 2012 related to the 2012 Recapitalization which did not recur in 2013, as well as from lower interest expense resulting from an average lower debt balance during 2013 compared to 2012.

Our cash borrowing rate decreased slightly, by 0.2 percentage points, to 5.3% during fiscal 2013. Our average outstanding debt balance, excluding capital lease obligations, was approximately $1.5 billion in 2013 and approximately $1.6 billion in 2012. The decrease in the Company’s average outstanding debt balance resulted from the principal payments made on its fixed rate notes during 2013.

Provision for income taxes. Provision for income taxes increased $13.3 million to $82.1 million in 2013, due primarily to higher pre-tax income. The Company’s effective income tax rate decreased 1.5 percentage points to 36.5% of pre-tax income in 2013 due in part to a tax benefit of approximately $1.4 million recorded in the third quarter of 2013 related to prior tax years in connection with the Company revising its calculation for a deduction related to its domestic dough production.

2012 compared to 2011

(tabular amounts in millions, except percentages)

Revenues. Consolidated revenues increased $26.2 million or 1.6% in 2012. This increase in revenues was due primarily to higher international revenues attributable to same store sales and store count growth, higher supply chain revenues due primarily to a change in the mix of products sold, offset in part by slightly lower volumes and higher domestic franchise revenues due to an increase in same store sales and store count growth. These increases were offset in part by lower Company-owned store revenues, resulting from the sale of 58 Company-owned stores to multiple franchisees during fiscal 2011 and six Company-owned stores in the first quarter of 2012, and the negative impact on international revenues of changes in foreign currency exchange rates. These changes in revenues are more fully described below.

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

Domestic supply chain. Revenues from domestic supply chain operations increased $14.3 million or 1.5% in 2012. This increase was due primarily to a change in the mix of products sold and an increase in the number of franchise stores in operation. The increases were offset in part by slightly lower volumes and slightly lower overall commodity prices, including cheese. Cheese prices negatively impacted revenues by approximately $9.9 million in 2012.

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

International royalty and other. Revenues from international royalties and other increased $12.2 million or 11.2% in 2012. This increase was due primarily to higher same store sales and an increase in the average number of international stores open during 2012, offset in part by the negative impact of changes in foreign currency exchange rates of approximately $4.0 million in 2012. On a constant dollar basis (which excludes the impact of foreign currency exchange rates), same store sales increased 5.2% in 2012 compared to 2011. On a historical dollar basis (which includes the impact of foreign currency exchange rates), same store sales increased 2.1% in 2012 compared to 2011. The variance in our same store sales on a constant dollar basis versus a historical dollar basis in 2012 was caused by a stronger U.S. dollar when compared to the currencies in the international markets in which we compete. There were 4,835 international stores in operation as of January 1, 2012 and 5,327 international stores in operation as of December 30, 2012.

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

Domestic Company-owned stores. The domestic Company-owned store operating margin, which does not include other store-level costs such as royalties and advertising, increased $7.0 million or 10.1% in 2012, as summarized in the following table.

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

Liquidity and capital resources

As of December 29, 2013, we had negative working capital of $28.5 million, excluding restricted cash and cash equivalents of $125.5 million and including total unrestricted cash and cash equivalents of $14.4 million. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of December 29, 2013, we had approximately $51.3 million of restricted cash held for future principal and interest payments, $42.0 million of cash held as collateral for outstanding letters of credit, $21.0 million of restricted cash held in a three month interest reserve as required by the related debt agreements, $11.1 million of cash related to the Company’s third quarter 2013 dividend payment to shareholders, and $0.1 million of other restricted cash, for a total of $125.5 million of restricted cash and cash equivalents.

In 2012, we completed the 2012 Recapitalization in which certain of our subsidiaries replaced the outstanding 2007 Notes and variable funding notes with new notes (the Notes) issued pursuant to an asset-backed securitization. The Notes consist of $1.575 billion of Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the Fixed Rate Notes) and $100.0 million of
Series 2012-1 Variable Funding Senior Secured Notes, Class A-1 (the Variable Funding Notes). The Notes were issued in a private placement transaction by indirect, bankruptcy-remote subsidiaries that hold substantially all of our revenue-generating assets, excluding Company-owned stores. The Fixed Rate Notes have an expected maturity of seven years and a legal maturity of 30 years. The Variable Funding Notes have an expected maturity of five years, with an option for up to two one-year renewals (subject to certain minimum financial conditions), and a legal maturity of 30 years. The Variable Funding Notes were undrawn on the closing date. At December 29, 2013, approximately $42.3 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $57.7 million of Variable Funding Notes available for borrowings. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. The Company has collateralized these letters of credit with $42.0 million of restricted cash to reduce its fees on the Variable Funding Notes, and has the ability to access this cash with minimal notice.

The Fixed Rate Notes have scheduled principal amortization payments of $23.6 million in 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. During fiscal 2013, we made principal payments of approximately $23.6 million. If we meet certain conditions, including maximum leverage ratios of less than 4.5x total debt to EBITDA, we may elect to not make the scheduled principal amortization payments. If one of the leverage ratios subsequently exceeds 4.5x, we must make-up the payments we had elected not to make.

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

On March 16, 2012, our Board of Directors declared a $3.00 per share special cash dividend on the outstanding common stock totaling $171.1 million, which was paid on April 2, 2012 to stockholders of record at the close of business on March 26, 2012. Additionally, pursuant to the anti-dilution provisions in our underlying stock option plans, on April 2, 2012, we made a corresponding cash payment of approximately $13.5 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment totaling $3.00 per share. On April 2, 2012, we also accrued an estimated $2.4 million for payments to be made as certain performance-based restricted stock grants vest. The dividend and related dividend equivalent payments were funded with the remaining proceeds from the 2012 Recapitalization and cash on hand. These anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit. As of December 30, 2012, total cash paid for common stock dividends and related anti-dilution equivalent payments was approximately $185.5 million and the total estimated liability recorded for future cash dividend payments on certain performance-based restricted stock was approximately $1.5 million. As of December 29, 2013, the total estimated liability recorded for future cash dividend payments on certain performance-based restricted stock was approximately $0.8 million.

During fiscal 2012 and in connection with the 2012 Recapitalization, we incurred approximately $10.5 million of net expenses. Additionally, in connection with the 2012 Recapitalization, we recorded an additional $32.5 million of deferred financing costs as an asset in the consolidated balance sheet during fiscal 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012 is being amortized into interest expense over the seven-year expected term of the debt.

As of December 29, 2013, we had approximately $1.54 billion of total debt, of which $24.1 million was classified as a current liability. Additionally, as of December 29, 2013, we had $42.3 million of outstanding letters of credit and $57.7 million of available borrowing capacity under our $100.0 million Variable Funding Notes. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. The Company has collateralized these letters of credit with $42.0 million of restricted cash to reduce its fees on the Variable Funding Notes, and has the ability to access this cash with minimal notice. Borrowings under the Variable Funding Notes are available to fund our working capital requirements, capital expenditures and, subject to other limitations, other general corporate purposes including dividend payments. Our primary source of liquidity is cash flows from operations and availability of borrowings under our Variable Funding Notes.

The Company has a Board of Directors approved open market share repurchase program of the Company’s common stock, which was reset during the third quarter of 2012 at $200.0 million. The open market share repurchase program has historically been funded by excess cash flows and borrowings available under the Variable Funding Notes. The Company used cash of approximately $88.2 million and $97.1 million in 2012 and 2013, respectively, for share repurchases under this program. The Company had approximately $55.2 million left under the $200.0 million authorization as of December 29, 2013. On February 12, 2014, the Board of Directors approved an increase to the Company’s open market share repurchase program, resulting in a total remaining authorized amount for additional share repurchases of $200.0 million. We expect to continue to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the Variable Funding Notes) availability under the Variable Funding Notes to, among other things, repurchase shares under the current authorized program.

During fiscal 2013, we experienced increases in both domestic and international same store sales versus fiscal 2012. Additionally, our international business continued to grow stores at a record pace in fiscal 2013. These factors have contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, our restricted cash amounts pledged as collateral for letters of credit, ongoing cash flows from operations and available borrowings under the Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments, dividend payments, and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. Management believes its current unrestricted cash and cash equivalents balance, its restricted cash amounts pledged as collateral for letters of credit, and its expected ongoing cash flows from operations will be sufficient to fund operations for the foreseeable future.

In the past three years, we have incurred annual capital expenditures of between $24.3 million to $40.4 million. In 2013, we invested $40.4 million in capital expenditures which primarily related to investments in existing Company-owned stores, supply chain centers and training facilities as well as investments in our proprietary internally developed point-of-sale system (Domino’s PULSE™), our digital ordering platform and other technology initiatives, which we believe are necessary to sustain and grow our business. We expect to continue this level of capital expenditure in the future as we see continuing opportunities to invest in our industry leading technology platform, the reimaging of our corporate stores, and other initiatives to grow our brand. We did not have any material commitments for capital expenditures as of December 29, 2013.

Cash provided by operating activities was $194.0 million in 2013, $176.3 million in 2012 and $153.1 million in 2011. The $17.7 million increase in 2013 versus 2012 was due primarily to a $26.3 million increase in net income excluding non-cash adjustments offset by an $8.6 million net change in operating assets and liabilities resulting from the timing of payments on current operating liabilities and the timing of accounts receivable. The $23.2 million increase in 2012 versus 2011 was due primarily to a $15.1 million increase in net income excluding non-cash adjustments and an $8.1 million net change in operating assets and liabilities, due primarily to the timing of payments on current operating liabilities and the timing of prepaid expenses. We are focused on continually improving our net income and cash flow from operations. As noted above, we generated $194.0 million of cash from our operating activities in 2013. Even after deducting our $40.4 million of capital expenditures, we generated a substantial amount of excess cash in 2013, some of which was deployed on other activities, including, but not limited to, dividend payments and repurchases of our common stock. Management expects to continue to generate positive cash flows from operating activities for the foreseeable future.

Cash used in investing activities was $99.7 million in 2013, cash provided by investing activities was $7.3 million in 2012 and cash used in investing activities was $26.9 million in 2011. The $107.1 million net change in 2013 versus 2012 was due primarily to a $98.0 million increase in restricted cash and cash equivalents and an $11.1 million increase in capital expenditures due to increased investments in Company-owned stores and supply chain centers as well as investments in our technology initiatives. The $34.2 million net change in 2012 versus 2011 was due primarily to a $39.7 million decrease in restricted cash and cash equivalents due to the Company eliminating cash pledged as collateral on its letters of credit. In connection with the 2012 Recapitalization, these letters of credit now reduce the amount of borrowing available under the Company’s Variable Funding Notes. This was offset in part by a $4.9 million increase in capital expenditures during 2012 as a result of increased investments in existing Company-owned stores and supply chain centers as well as investments in our technology initiatives.

Cash used in financing activities was $134.8 million in 2013, $177.4 million in 2012 and $123.5 million in 2011. The $42.6 million decrease in 2013 versus 2012 was due primarily to a $1.4 billion decrease in repayments of long-term debt, a $151.2 million decrease in common stock dividends and equivalent payments and a $32.5 million decrease in cash paid for financing costs offset by a $1.6 billion decrease of proceeds from issuance of the 2012 debt facility. These changes were due primarily to our 2012 recapitalization. The $53.9 million increase in 2012 versus 2011 was due primarily to $1.4 billion of repayments of the 2007 debt facilities, $185.5 million of dividend and equivalent payments, a $28.8 million increase in cash paid for financing costs, all of which resulted from our 2012 Recapitalization, and a $24.6 million decrease in proceeds from the exercise of stock options. These uses of cash for financing activities were offset, in part by $1.6 billion of proceeds from issuance of the 2012 Fixed Rate Notes and a $76.8 million decrease in purchases of common stock.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations, our current unrestricted cash and cash equivalents and amounts available under the Variable Funding Notes will be more than adequate to meet our anticipated debt service requirements, capital expenditures, dividend payments and working capital needs for the foreseeable future. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described in Item 1A. Risk Factors. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the Fixed Rate Notes and to service, extend or refinance the Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2011, 2012 or 2013. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

New accounting pronouncements

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Contractual obligations

The following is a summary of our significant contractual obligations at December 29, 2013.

(dollars in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt (1):
Principal	$23.6	$29.5	$37.4	$39.4	$39.4	$1,364.3	$1,533.6
Interest (3)	80.0	78.0	76.3	74.5	72.4	17.8	399.0
Capital leases (2)	0.7	0.7	0.7	0.7	0.5	—	3.4
Operating leases (4)	38.1	35.2	31.5	27.7	23.0	48.0	203.4

(1)	The maturity date of the long-term debt noted within the table above reflects the Company’s expected repayment date of January 2019, rather than the legal maturity date of January 2042.
(2)	The principal portion of the capital lease obligation amounts above, which totaled $2.8 million at December 29, 2013, are classified as debt in our consolidated financial statements.
(3)	The interest rate on our variable funding notes is based primarily on a current commercial paper rate plus 50 basis points. The interest rate on the Fixed Rate Notes is fixed at 5.216% per year.
(4)	We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center, which is our corporate headquarters, under leases with expiration dates through 2022.

Liabilities for unrecognized tax benefits of $3.6 million are excluded from the above table, as we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on unrecognized tax benefits see Note 6 to the consolidated financial statements included in this Form 10-K.

Off-balance sheet arrangements

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit as of December 29, 2013 were approximately $42.3 million and relate to our insurance programs and supply chain center leases. The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $0.6 million as of December 29, 2013. We believe that none of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

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

Market risk

We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalization in 2012, we issued fixed rate notes and, at December 29, 2013, we are only exposed to interest rate risk on borrowings under our Variable Funding Notes. As of December 29, 2013, we had no outstanding borrowings under our Variable Funding Notes. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

From time to time we have entered into interest rate swaps, collars or similar instruments with the objective of managing volatility relating to our borrowing costs. We had no outstanding derivative instruments as of December 30, 2012 or December 29, 2013.

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Total revenues of approximately 12.2% in 2011, 13.0% in 2012 and 13.5% in 2013 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $9.7 million in 2013.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Domino’s Pizza, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Domino’s Pizza, Inc. and its subsidiaries at December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9(A). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 25, 2014

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 30, 2012	December 29, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$54,813	$14,383
Restricted cash and cash equivalents	60,015	125,453
Accounts receivable, net of reserves of $5,906 in 2012 and $5,107 in 2013	94,103	105,779
Inventories	31,061	30,321
Notes receivable, net of reserves of $630 in 2012 and $357 in 2013	1,858	1,823
Prepaid expenses and other	11,210	18,376
Advertising fund assets, restricted	37,917	44,695
Deferred income taxes	15,290	10,710

Total current assets	306,267	351,540

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	24,460	23,423
Leasehold and other improvements	80,279	90,508
Equipment	168,452	174,667
Construction in progress	9,967	8,900

	283,158	297,498
Accumulated depreciation and amortization	(191,713)	(199,914)

Property, plant and equipment, net	91,445	97,584

OTHER ASSETS:
Investments in marketable securities, restricted	2,097	3,269
Notes receivable, less current portion, net of reserves of $814 in 2012 and $393 in 2013	3,028	894
Deferred financing costs, net of accumulated amortization of $5,201 in 2012 and $11,295 in 2013	34,787	28,693
Goodwill	16,598	16,598
Capitalized software, net of accumulated amortization of $48,381 in 2012 and $50,267 in 2013	11,387	14,464
Other assets, net of accumulated amortization of $4,404 in 2012 and $4,737 in 2013	8,635	9,046
Deferred income taxes	3,953	3,167

Total other assets	80,485	76,131

Total assets	$478,197	$525,255

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

	December 30, 2012	December 29, 2013
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$24,349	$24,144
Accounts payable	77,414	83,408
Accrued compensation	21,843	23,653
Accrued interest	15,035	14,375
Insurance reserves	12,964	13,297
Dividends payable	1,502	11,849
Legal reserves	5,025	4,959
Advertising fund liabilities	37,917	44,695
Other accrued liabilities	33,449	34,231

Total current liabilities	229,498	254,611

LONG-TERM LIABILITIES:
Long-term debt, less current portion	1,536,443	1,512,299
Insurance reserves	24,195	25,528
Deferred income taxes	7,001	7,827
Other accrued liabilities	16,583	15,192

Total long-term liabilities	1,584,222	1,560,846

Total liabilities	1,813,720	1,815,457

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 56,313,249 in 2012 and 55,768,672 in 2013 issued and outstanding	563	558
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	1,664	669
Retained deficit	(1,335,364)	(1,289,445)
Accumulated other comprehensive loss	(2,386)	(1,984)

Total stockholders’ deficit	(1,335,523)	(1,290,202)

Total liabilities and stockholders’ deficit	$478,197	$525,255

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	January 1, 2012	December 30, 2012	December 29, 2013
REVENUES:
Domestic Company-owned stores	$336,349	$323,652	$337,414
Domestic franchise	187,007	195,000	212,369
Domestic supply chain	927,904	942,219	1,009,851
International	200,933	217,568	242,589

Total revenues	1,652,193	1,678,439	1,802,223

COST OF SALES:
Domestic Company-owned stores	267,066	247,391	256,596
Domestic supply chain	831,665	843,329	899,860
International	82,946	86,381	96,793

Total cost of sales	1,181,677	1,177,101	1,253,249

OPERATING MARGIN	470,516	501,338	548,974

GENERAL AND ADMINISTRATIVE	211,371	219,007	235,163

INCOME FROM OPERATIONS	259,145	282,331	313,811

INTEREST INCOME	296	304	160

INTEREST EXPENSE	(91,635)	(101,448)	(88,872)

INCOME BEFORE PROVISION FOR INCOME TAXES	167,806	181,187	225,099

PROVISION FOR INCOME TAXES	62,445	68,795	82,114

NET INCOME	$105,361	$112,392	$142,985

EARNINGS PER SHARE:

Common Stock – basic	$1.79	$1.99	$2.58
Common Stock – diluted	$1.71	$1.91	$2.48

DIVIDENDS DECLARED PER SHARE	$—	$3.00	$0.80

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	January 1, 2012	December 30, 2012	December 29, 2013
NET INCOME	$105,361	$112,392	$142,985

OTHER COMPREHENSIVE INCOME, BEFORE TAX:

Currency translation adjustment	(380)	(825)	432
Reclassification adjustment for losses included in net income	2,518	776	—

	2,138	(49)	432

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME:

Currency translation adjustment	(842)	359	(30)
Reclassification adjustment for losses included in net income	(957)	(295)	—

	(1,799)	64	(30)

OTHER COMPREHENSIVE INCOME, NET OF TAX	339	15	402

COMPREHENSIVE INCOME	$105,700	$112,407	$143,387

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in	Retained	Currency Translation	Fair Value of Derivative
	Shares	Amount	Capital	Deficit	Adjustment	Instruments
BALANCE AT JANUARY 2, 2011	60,139,061	$601	$45,532	$(1,254,044)	$(698)	$(2,042)

Net income	—	—	—	105,361	—	—
Issuance of common stock, net	403,362	4	563	—	—	—
Common stock effectively repurchased for required employee withholding taxes	(160,165)	(2)	(3,502)	—	—	—
Purchase of common stock	(6,414,813)	(64)	(105,711)	(59,232)	—	—
Exercise of stock options	3,773,763	38	33,486	—	—	—
Tax impact from equity-based compensation	—	—	15,589	—	—	—
Non-cash compensation expense	—	—	13,954	—	—	—
Other	—	—	89	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	(1,222)	—
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	—	—	—	—	—	1,561

BALANCE AT JANUARY 1, 2012	57,741,208	577	—	(1,207,915)	(1,920)	(481)

Net income	—	—	—	112,392	—	—
Common stock dividends and equivalents	—	—	(10,166)	(176,820)	—	—
Issuance of common stock, net	271,348	3	—	—	—	—
Common stock effectively repurchased for required employee withholding taxes	(165,113)	(1)	(5,844)	—	—	—
Purchase of common stock	(2,472,863)	(25)	(25,192)	(63,021)	—	—
Exercise of stock options	938,669	9	8,936	—	—	—
Tax impact from equity-based compensation	—	—	16,220	—	—	—
Non-cash compensation expense	—	—	17,621	—	—	—
Other	—	—	89	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	(466)	—
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	—	—	—	—	—	481

BALANCE AT DECEMBER 30, 2012	56,313,249	563	1,664	(1,335,364)	(2,386)	—

Net income	—	—	—	142,985	—	—
Common stock dividends and equivalents	—	—	—	(44,190)	—	—
Issuance of common stock, net	330,656	3	—	—	—	—
Common stock effectively repurchased for required employee withholding taxes	(137,262)	(1)	(8,030)	—	—	—
Purchase of common stock	(1,666,435)	(16)	(44,240)	(52,876)	—	—
Exercise of stock options	928,464	9	9,442	—	—	—
Tax impact from equity-based compensation	—	—	19,498	—	—	—
Non-cash compensation expense	—	—	21,987	—	—	—
Other	—	—	348	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	402	—

BALANCE AT DECEMBER 29, 2013	55,768,672	$558	$669	$(1,289,445)	$(1,984)	$—

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 1, 2012	December 30, 2012	December 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,361	$112,392	$142,985
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	24,042	23,171	25,783
(Gains) losses on sale/disposal of assets	(2,436)	540	367
Provision (benefit) for losses on accounts and notes receivable	1,428	462	(1,257)
Provision for deferred income taxes	8,169	4,193	6,055
Amortization of deferred financing costs, debt discount and other	6,190	14,596	6,094
Non-cash compensation expense	13,954	17,621	21,987
Tax impact from equity-based compensation	(15,589)	(16,220)	(19,498)
Other	—	(531)	—
Changes in operating assets and liabilities-
Increase in accounts receivable	(7,713)	(6,917)	(11,001)
Increase in inventories, prepaid expenses and other	(4,904)	(703)	(242)
Increase in accounts payable and accrued liabilities	21,419	24,914	21,867
Increase in insurance reserves	3,152	2,802	849

Net cash provided by operating activities	153,073	176,320	193,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,349)	(29,267)	(40,387)
Proceeds from sale of assets	6,031	2,988	4,518
Change in restricted cash	(7,082)	32,597	(65,438)
Other	(1,541)	1,030	1,574

Net cash provided by (used in) investing activities	(26,941)	7,348	(99,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	1,575,000	—
Repayments of long-term debt and capital lease obligations	(890)	(1,465,509)	(24,349)
Proceeds from issuance of common stock	563	—	—
Proceeds from exercise of stock options	33,524	8,945	9,451
Tax impact from equity-based compensation	15,589	16,220	19,498
Purchases of common stock	(165,007)	(88,238)	(97,132)
Tax payments for restricted stock upon vesting	(3,504)	(5,845)	(8,031)
Payments of common stock dividends and equivalents	—	(185,484)	(34,241)
Cash paid for financing costs	(3,760)	(32,538)	—

Net cash used in financing activities	(123,485)	(177,449)	(134,804)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(300)	(1,698)	118

CHANGE IN CASH AND CASH EQUIVALENTS	2,347	4,521	(40,430)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	47,945	50,292	54,813

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$50,292	$54,813	$14,383

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2011 fiscal year ended January 1, 2012, the 2012 fiscal year ended December 30, 2012 and the 2013 fiscal year ended on December 29, 2013. The 2011, 2012 and 2013 fiscal years each consisted of fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash and Cash Equivalents

Restricted cash at December 29, 2013 includes $51.3 million of cash held for future principal and interest payments, $21.0 million of cash held in a three month interest reserve, $42.0 million of cash held as collateral for outstanding letters of credit, $11.1 million of cash related to the Company’s third quarter 2013 dividend payment to shareholders, and $0.1 million of other restricted cash.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventories at December 30, 2012 and December 29, 2013 are comprised of the following (in thousands):

	2012	2013
Food	$27,946	$25,673
Equipment and supplies	3,115	4,648

Inventories	$31,061	$30,321

Notes Receivable

During the normal course of business, the Company may provide financing to franchisees in the form of notes. Notes receivable generally require monthly payments of principal and interest, or monthly payments of interest only, generally ranging from 8% to 10%, with balloon payments of the remaining principal due two to seven years from the original issuance date. Such notes are generally secured by the related assets or business. The carrying amounts of these notes approximate fair value.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, as well as covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions. Amortization expense related to intangible assets for financial reporting purposes is provided using the straight-line method over the useful lives for covenants not-to-compete and other intangible assets and was approximately $0.3 million in 2011, 2012 and 2013. As of December 29, 2013, scheduled amortization of these assets for the next five fiscal years is approximately $0.1 million in 2014. There is no scheduled amortization in fiscal years 2015, 2016, 2017 and 2018. The carrying value of intangible assets as of December 30, 2012 and December 29, 2013 was approximately $0.4 million and $0.1 million, respectively.

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

Included in land and buildings as of December 30, 2012 and December 29, 2013 are capital lease assets of approximately $2.6 million and $1.9 million, which are net of $5.2 million and $5.5 million of accumulated amortization, respectively, primarily related to the lease of a supply chain center building, and to a lesser extent, leases of computer equipment. The capital lease assets are being amortized using the straight-line method over the lease terms.

Depreciation and amortization expense on property, plant and equipment was approximately $20.1 million, $19.5 million and $20.5 million in 2011, 2012 and 2013, respectively.

Impairments of Long-Lived Assets

The Company evaluates the potential impairment of long-lived assets at least annually based on various analyses including the projection of undiscounted cash flows and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset or the estimated fair value of the asset, an impairment loss is recognized and the asset is written down to its estimated fair value. The Company did not record an impairment loss on long-lived assets in 2011, 2012 or 2013.

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

In connection with the 2012 Recapitalization, the Company recorded an additional $32.5 million of deferred financing costs as an asset during fiscal 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012, is being amortized into interest expense over the seven-year expected term of the debt. Additionally, in connection with the 2012 Recapitalization, the Company had write-offs of financing costs totaling approximately $8.0 million related to the extinguishment of the previous debt facility.

In connection with scheduled principal payments of its Fixed Rate Notes (Note 4), the Company expensed financing costs of approximately $0.4 million in 2012 and approximately $0.5 million in 2013. Deferred financing cost expense, including the aforementioned amounts, was approximately $3.7 million, $13.8 million and $6.1 million in 2011, 2012 and 2013, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2011, 2012 or 2013.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from one to three years. Capitalized software amortization expense was approximately $3.6 million, $3.3 million and $5.0 million in 2011, 2012 and 2013, respectively. The Company received $2.5 million, $2.7 million and $3.0 million from franchisees from sales and enhancements of internally developed point-of-sale software during 2011, 2012 and 2013, respectively.

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

Insurance reserves relating to our retention programs are based on undiscounted actuarial estimates. These estimates are based on historical information and on certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company receives estimates of outstanding insurance exposures from its independent actuary and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate.

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

Domestic franchise revenues are primarily comprised of royalties and fees from Domino’s Pizza franchisees with operations in the contiguous United States. Royalty revenues are recognized when the items are delivered to or carried out by franchise customers.

Domestic supply chain revenues are primarily comprised of sales of food, equipment and supplies to franchised Domino’s Pizza stores located in the contiguous United States. Revenues from the sales of food are recognized upon delivery of the food to franchisees, while revenues from the sales of equipment and supplies are generally recognized upon shipment of the related products to franchisees.

International revenues are primarily comprised of sales of food to, and royalties and fees from Domino’s Pizza franchisees outside the contiguous United States. These revenues are recognized consistently with the policies applied for revenues generated in the contiguous United States.

Domestic Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with Domestic Stores (Note 11) that purchase all of their food from Domestic Supply Chain (Note 11). These profit-sharing arrangements generally offer domestic Company-owned stores and participating franchisees with 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of their regional supply chain center’s pre-tax profits based upon each store’s purchases from the supply chain center. Profit-sharing obligations are recorded as a revenue reduction in Domestic Supply Chain in the same period as the related revenues and costs are recorded, and were $62.5 million, $64.5 million and $68.8 million in 2011, 2012 and 2013, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $28.5 million, $27.6 million and $29.6 million during 2011, 2012 and 2013, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Domestic Stores are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund Inc. (DNAF), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $18.5 million, $17.8 million and $20.1 million in 2011, 2012 and 2013, respectively. DNAF also received national advertising contributions from franchisees of approximately $165.8 million, $173.6 million and $199.4 million during 2011, 2012 and 2013, respectively. Franchisee contributions to DNAF and offsetting disbursements are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza® brand. Accordingly, all assets held by the DNAF are considered restricted.

Rent

The Company leases certain equipment, vehicles, retail store and supply chain center locations and its corporate headquarters under operating leases with expiration dates through 2024. Rent expenses totaled approximately $39.7 million during both 2011 and 2012 and $40.2 million during 2013.

Common Stock Dividends

During 2012, the Company declared dividends and dividend equivalents totaling approximately $187.0 million, or $3.00 per share, of which approximately $185.5 million were paid in 2012. During 2013, the Company declared dividends of approximately $44.2 million, or $0.80 per share, of which approximately $34.2 million were paid in 2013. The third quarter 2013 dividend of approximately $11.1 million was paid to shareholders on December 30, 2013, the first day of fiscal 2014.

Derivative Instruments

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company had no outstanding derivative instruments as of December 30, 2012 and December 29, 2013.

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

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $85.0 million, $87.3 million and $82.9 million during 2011, 2012 and 2013, respectively. Cash paid for income taxes was approximately $41.2 million, $46.1 million and $62.8 million in 2011, 2012 and 2013, respectively.

New Accounting Pronouncements

The accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

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

(2)	EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2011	2012	2013
Net income available to common stockholders – basic and diluted	$105,361	$112,392	$142,985

Weighted average number of common shares	58,918,038	56,419,645	55,345,554
Earnings per common share – basic	$1.79	$1.99	$2.58
Diluted weighted average number of common shares	61,653,519	58,997,476	57,720,998
Earnings per common share – diluted	$1.71	$1.91	$2.48

The denominator in calculating the common stock diluted EPS does not include 206,800 stock options in 2011, 210,820 stock options in 2012 and 152,340 stock options in 2013, as their inclusion would be anti-dilutive.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following table summarizes the carrying amounts and fair values of certain assets at December 30, 2012:

	At December 30, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$44,531	$44,531	$—	$—
Restricted cash equivalents	50,591	50,591	—	—
Investments in marketable securities	2,097	2,097	—	—

The following table summarizes the carrying amounts and fair values of certain assets at December 29, 2013:

	At December 29, 2013
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$5,303	$5,303	$—	$—
Restricted cash equivalents	93,608	93,608	—	—
Investments in marketable securities	3,269	3,269	—	—

(4)	RECAPITALIZATIONS AND FINANCING ARRANGEMENTS

2007 Recapitalization

During 2007, the Company completed a recapitalization transaction (the 2007 Recapitalization) consisting of, among other things, (i) issuing $1.7 billion of fixed rate notes, (ii) purchasing and retiring all of the outstanding 8 1⁄4% senior subordinated notes due 2011, (iii) the repayment of all outstanding borrowings under a previous credit agreement, and (iv) a special cash dividend to stockholders and related anti-dilution payments and adjustments to certain stock option holders. Borrowings under the 2007 Recapitalization had an expected repayment date of April 2014, with legal final maturity in April 2037.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company used a portion of the proceeds from the 2012 Recapitalization to repay approximately $1.447 billion in outstanding fixed rate notes under the 2007 Recapitalization. The proceeds were also used to pay accrued interest on fixed rate notes under the 2007 Recapitalization and transaction-related fees and expenses incurred in connection with the 2012 Recapitalization and to fund reserve accounts for the payments related to the Fixed Rate Notes.

Also on March 16, 2012, the Company’s Board of Directors declared a $3.00 per share special cash dividend on its outstanding common stock totaling $171.1 million, which was paid on April 2, 2012 to stockholders of record at the close of business on March 26, 2012. Additionally, pursuant to the anti-dilution provisions in the Company’s underlying stock option plans, on April 2, 2012, the Company made a corresponding cash payment of approximately $13.5 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment for amounts totaling $3.00 per share. On April 2, 2012, the Company also accrued an estimated $2.4 million for payments to be made as certain performance-based restricted stock grants vest. The dividend and related dividend equivalent payments were funded with the remaining proceeds from the 2012 Recapitalization and cash on hand. These anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit. As of December 30, 2012, total cash paid for common stock dividends and related anti-dilution equivalent payments was approximately $185.5 million and the total estimated liability recorded for future cash dividend payments on certain performance-based restricted stock was approximately $1.5 million. As of December 29, 2013, the total estimated liability recorded for future cash dividend payments on certain performance-based restricted stock was approximately $0.8 million. Of the total amount of $187.0 million recorded for common stock dividends and related anti-dilution payments, $10.2 million was recorded as a reduction of additional paid-in capital and $176.8 million was recorded as an increase in retained deficit.

During fiscal 2012 and in connection with the 2012 Recapitalization, the Company incurred approximately $10.5 million of net expenses. This consisted primarily of $8.1 million of net write-offs of deferred financing fees and the interest rate swap related to the extinguished debt. The Company also incurred $2.1 million of interest expense on the 2007 Recapitalization borrowings subsequent to the closing of the 2012 Recapitalization but prior to the repayment of the 2007 Recapitalization borrowings, resulting in the payment of interest on both the 2007 and 2012 facilities for a short period of time. Further, the Company incurred $0.3 million of other net 2012 Recapitalization-related general and administrative expenses, including stock compensation expenses, payroll taxes related to the payments made to certain stock option holders and legal and professional fees incurred in connection with the 2012 Recapitalization.

In connection with the 2012 Recapitalization, the Company recorded an additional $32.5 million of deferred financing costs as an asset in the consolidated balance sheet during fiscal 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012, is being amortized into interest expense over the seven-year expected term of the debt.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Fixed Rate Notes and the Variable Funding Notes

The Fixed Rate Notes bear interest at 5.216% payable quarterly. The Fixed Rate Notes have scheduled principal amortization payments while the Variable Funding Notes require no scheduled principal amortization payments. The Fixed Rate Notes future scheduled principal amortization payments are $23.6 million in 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. During fiscal 2013, the Company made principal payments of approximately $23.6 million. If the Company meets certain conditions, including maximum leverage ratios of less than 4.5x total debt to EBITDA, as defined in the related agreements, it may elect to not make the scheduled principal amortization payments on the Fixed Rate Notes. If one of the leverage ratios subsequently exceeds 4.5x, it must make up the payments it had elected not to make. The expected repayment date for the Fixed Rate Notes is January 2019, with legal final maturity in January 2042.

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

The Fixed Rate Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the related agreements. The covenants, among other things, limit the ability of certain of our subsidiaries to declare dividends, make loans or advances or enter into transactions with affiliates. In the event that certain covenants are not met, the Fixed Rate Notes may become partially or fully due and payable on an accelerated schedule. In addition, the Company may voluntarily prepay, in part or in full, the Fixed Rate Notes at any time, subject to certain make-whole interest obligations. All make-whole interest obligations cease after July 2017. Further, the Company may elect to prepay up to $551.3 million of its Fixed Rate Notes at par on or after July 2015.

The Variable Funding Notes allowed for the issuance of up to $100.0 million of financing and certain other credit instruments, including letters of credit in support of various obligations of the Company. Interest on a portion of any outstanding Variable Funding Note borrowings is payable quarterly at a rate equal to a commercial paper rate plus 50 basis points, with the remainder at LIBOR plus 50 basis points. The Variable Funding Notes have an expected maturity in January 2017, with an option for up to two one-year renewals (subject to certain conditions, including a minimum debt service coverage ratio), and a legal final maturity in January 2042. At December 29, 2013, there were $42.3 million of outstanding letters of credit and $57.7 million of borrowing capacity available under the $100.0 million Variable Funding Notes.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At December 29, 2013, management estimates that the approximately $1.534 billion in principal amount of outstanding Fixed Rate Notes had a fair value of approximately $1.643 billion, and at December 30, 2012 the approximately $1.557 billion in principal amount of Fixed Rate Notes had a fair value of approximately $1.732 billion. The Fixed Rate Notes are classified as a Level 2 measurement (Note 3), as the Company estimated the fair value amount by using available market information. The Company estimated the fair value amounts by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s Fixed Rate Notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Consolidated Long-Term Debt

At December 30, 2012 and December 29, 2013, consolidated long-term debt consisted of the following (in thousands):

	2012	2013
5.216% Class A-2 Notes; expected repayment date January 2019; legal final maturity January 2042	$1,557,281	$1,533,656
Variable Funding Notes	—	—
Capital lease obligations	3,511	2,787

Total debt	1,560,792	1,536,443
Less – current portion	24,349	24,144

Consolidated long-term debt	$1,536,443	$1,512,299

At December 29, 2013, maturities of long-term debt and capital lease obligations are as follows (in thousands):

2014	$24,144
2015	30,096
2016	38,021
2017	40,045
2018	39,793
Thereafter	1,364,344

$1,536,443

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(5)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 29, 2013, the future minimum rental commitments for all non-cancelable leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2014	$38,117	$736	$38,853
2015	35,152	736	35,888
2016	31,459	736	32,195
2017	27,731	736	28,467
2018	22,978	492	23,470
Thereafter	47,969	—	47,969

Total future minimum rental commitments	$203,406	3,436	$206,842

Less – amounts representing interest		(608)

Total principal payable on capital leases		$2,828

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Included in the matters referenced above, the Company is party to six employment practice cases and five casualty cases. We have established legal and insurance accruals for losses relating to these cases which we believe are reasonable based upon our assessment of the current facts and circumstances. However, it is reasonably possible that our ultimate losses could exceed the amounts recorded by $5.0 million. The remaining cases referenced above could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management’s opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

Additionally, the Company was also named as a defendant in a lawsuit along with a large franchisee and the franchisee’s delivery driver. During the third quarter of 2013, the jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denies liability and filed an appeal of the verdict on a variety of grounds. This case is covered under the Company’s casualty insurance program, subject to a $3.0 million deductible. The Company also has indemnity provisions in its franchise agreements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(6)	INCOME TAXES

Income before provision for income taxes in 2011, 2012 and 2013 consists of the following (in thousands):

	2011	2012	2013
Domestic	$164,996	$180,270	$217,468
Foreign	2,810	917	7,631

	$167,806	$181,187	$225,099

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2011, 2012 and 2013 are summarized as follows (in thousands):

	2011	2012	2013
Federal income tax provision based on the statutory rate	$58,732	$63,415	$78,785
State and local income taxes, net of related Federal income taxes	5,418	5,179	5,880
Non-resident withholding and foreign income taxes	12,036	12,860	13,923
Foreign tax and other tax credits	(15,073)	(14,678)	(16,423)
Non-deductible expenses, net	2,184	1,368	1,161
Valuation allowance	—	868	29
Unrecognized tax benefits, net of related Federal income taxes	(640)	80	232
Other	(212)	(297)	(1,473)

	$62,445	$68,795	$82,114

The components of the 2011, 2012 and 2013 consolidated provision for income taxes are as follows (in thousands):

	2011	2012	2013
Provision for Federal income taxes –
Current provision	$36,165	$45,110	$54,115
Deferred provision	7,000	3,264	5,280

Total provision for Federal income taxes	43,165	48,374	59,395

Provision for state and local income taxes –
Current provision	6,075	6,632	8,021
Deferred provision	1,169	929	775

Total provision for state and local income taxes	7,244	7,561	8,796

Provision for non-resident withholding and foreign income taxes	12,036	12,860	13,923

	$62,445	$68,795	$82,114

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of December 30, 2012 and December 29, 2013, the significant components of net deferred income taxes are as follows (in thousands):

	2012	2013
Deferred Federal income tax assets –
Depreciation, amortization and asset basis differences	$1,405	$—
Insurance reserves	9,774	10,143
Equity compensation	11,564	12,586
Other accruals and reserves	12,732	11,606
Bad debt reserves	2,868	2,239
Valuation allowance	(770)	(799)
Other	6,187	4,579

Total deferred Federal income tax assets	43,760	40,354

Deferred Federal income tax liabilities –
Depreciation, amortization and asset basis differences	—	1,772
Capitalized software	11,674	13,017
Gain on debt extinguishments	22,682	22,682
Other	1,115	—

Total deferred Federal income tax liabilities	35,471	37,471

Net deferred Federal income tax asset	8,289	2,883
Net deferred state and local income tax asset	3,953	3,167

Net deferred income taxes	$12,242	$6,050

As of December 30, 2012, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$16,405	$31,308	$47,713
Deferred tax liabilities	(1,115)	(34,356)	(35,471)

Net deferred income taxes	$15,290	$(3,048)	$12,242

As of December 29, 2013, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$15,246	$28,275	$43,521
Deferred tax liabilities	(4,536)	(32,935)	(37,471)

Net deferred income taxes	$10,710	$(4,660)	$6,050

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

During 2012, the Company recorded a tax benefit of approximately $0.7 million to reflect an increased tax basis for certain Company assets due to the issuance of final tax regulations. Additionally, during 2012 and in connection with the sale of its six remaining Company-owned stores in a certain market to a franchisee, the Company recorded a deferred tax asset related to the capital loss that resulted from the write-off of the tax basis goodwill associated with the market that was sold. Management believes it is more likely than not that a portion of the deferred tax asset will not be realized and provided a valuation allowance of approximately $0.9 million. The valuation allowance was recorded as an increase to the provision for income taxes and increased the Company’s 2012 effective tax rate. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax asset will be realized.

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

During 2013, the Company accrued interest expense of $0.1 million. At December 29, 2013, the amount of unrecognized tax benefits was $3.6 million of which, if ultimately recognized, $2.1 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. At December 29, 2013, the Company had $0.6 million of accrued interest and no accrued penalties. This amount is excluded from the $3.6 million total unrecognized tax benefit.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 2, 2011	$4,405
Additions for tax positions of current year	138
Additions for tax positions of prior years	119
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(444)
Lapses of applicable statute of limitations	(731)

Balance as of January 1, 2012	3,487
Additions for tax positions of current year	239
Additions for tax positions of prior years	373
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(111)
Settlements during the period	(11)
Lapses of applicable statute of limitations	(505)

Balance as of December 30, 2012	3,472
Additions for tax positions of current year	337
Additions for tax positions of prior years	398
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(157)
Settlements during the period	(133)
Lapses of applicable statute of limitations	(344)

Balance as of December 29, 2013	$3,573

The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2010 and the relevant state statutes vary. The Company expects the current ongoing examinations to be concluded in the next twelve months and does not expect the assessment of any significant additional amounts in excess of amounts reserved.

(7)	EMPLOYEE BENEFITS

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 100% of the first 3% of each employee’s elective deferrals and 50% of the next 2% of each employee’s elective deferrals. During 2011, 2012 and 2013, the Company’s matching contributions were made in the form of cash and vested immediately. The expenses incurred for Company contributions to the plan were approximately $3.7 million in 2011, $3.8 million in 2012 and $3.9 million in 2013.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2011, 2012 or 2013.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has an employee stock purchase discount plan (the ESPDP). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for at least one year. There are 1,000,000 shares authorized to be issued under the ESPDP. There were 40,107 shares, 130 shares and 230 shares issued under the ESPDP in 2011, 2012 and 2013, respectively. During 2011, the Company began to purchase common stock on the open market for the ESPDP at the current market price as soon as practicable under the plan. There were 23,468 shares, 37,769 shares and 27,404 shares of common stock in 2011, 2012 and 2013, respectively, purchased on the open market for participating employees at a weighted-average price of $27.99 in 2011, $34.60 in 2012 and $55.24 in 2013. The expenses incurred under the ESPDP were approximately $0.1 million in 2011 and $0.2 million in both 2012 and 2013.

(8)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit. The Company’s exposure to credit loss for stand-by letters of credit is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of December 29, 2013 are $42.3 million, and relate to the Company’s insurance programs and supply chain center leases. As of December 29, 2013, significantly all of the Company’s stand-by letters of credit were collateralized with cash, which is classified as restricted cash. The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $0.6 million as of December 29, 2013.

(9)	EQUITY INCENTIVE PLANS

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statements of income based on the estimated fair value of the awards.

The Company’s current equity incentive plan benefits certain of the Company’s employees and directors and is named the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Equity Incentive Plan). As of December 29, 2013, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 3,595,914 shares were authorized for grant but have not been granted.

The Company recorded total non-cash compensation expense of $14.0 million, $17.6 million and $22.0 million in 2011, 2012 and 2013, respectively, which reduced net income by $8.8 million, $10.9 million and $14.0 million in 2011, 2012 and 2013, respectively. All non-cash compensation expense amounts are recorded in general and administrative expense.

Stock Options

As of December 29, 2013, the number of stock options granted and outstanding under the 2004 Equity Incentive Plan was 4,317,065 shares of common stock. Stock options granted under the 2004 Equity Incentive Plan and a predecessor plan prior to fiscal 2009 were generally granted at the market price at the date of the grant, expire ten years from the date of grant and vest over five years from the date of grant. Stock options granted from 2009 to 2012 were granted at the market price at the date of the grant, expire ten years from the date of grant and generally vest over three years from the date of grant. Stock options granted in fiscal 2013 were granted at the market price at the date of the grant, expire ten years from the date of grant and generally vest over four years from the date of grant. Additionally, all stock options granted become fully exercisable upon vesting.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As part of the 2012 Recapitalization and pursuant to the anti-dilution provisions in the 2004 Equity Incentive Plan, the Company made cash payments totaling approximately $13.5 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment totaling $3.00 per share. In accordance with the equity restructuring guidance, these anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit. Affected stock option exercise prices presented below have been adjusted to reflect these 2012 Recapitalization-related actions.

Stock option activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Stock options at January 2, 2011	8,995,667	$9.60

Stock options granted	392,000	19.24
Stock options cancelled	(170,213)	10.30
Stock options exercised	(3,773,763)	8.88

Stock options at January 1, 2012	5,443,691	$10.78

Stock options granted	215,670	32.28
Stock options cancelled	(58,153)	11.91
Stock options exercised	(938,669)	9.55

Stock options at December 30, 2012	4,662,539	$11.50

Stock options granted	591,490	50.83
Stock options cancelled	(8,500)	7.63
Stock options exercised	(928,464)	10.22

Stock options at December 29, 2013	4,317,065	$17.17	5.5	$228,879

Exercisable at December 29, 2013	3,464,614	$11.15	4.7	$204,522

The total intrinsic value of stock options exercised was approximately $50.2 million, $27.5 million and $46.0 million in 2011, 2012 and 2013, respectively. Cash received from the exercise of stock options was approximately $33.5 million, $8.9 million and $9.5 million in 2011, 2012 and 2013, respectively. The tax benefit realized from stock options exercised was approximately $13.5 million, $8.7 million and $15.5 million in 2011, 2012 and 2013, respectively.

The Company recorded total non-cash compensation expense of $6.1 million, $5.3 million and $6.9 million in 2011, 2012 and 2013, respectively, related to these awards. As of December 29, 2013, there was $6.6 million of total unrecognized compensation cost related to unvested stock options granted under the 2004 Equity Incentive Plan which will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.0 years.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Management estimated the fair value of each option grant made during 2011, 2012 and 2013 as of the date of the grant using the Black-Scholes option pricing method. Weighted average assumptions are presented in the following table. The risk-free interest rate is based on the estimated effective term, and is estimated based on U.S. Treasury Bond rates as of the grant date. The expected life (years) is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price.

	2011	2012	2013
Risk-free interest rate	2.1%	1.0%	1.1%
Expected life (years)	5.0	5.0	5.5
Expected volatility	45.0%	45.0%	38.7%
Expected dividend yield	0.0%	0.0%	1.6%

Weighted average fair value per share	$8.04	$13.70	$15.84

Option valuation models require the input of highly subjective assumptions. In management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options, as changes in subjective input assumptions can significantly affect the fair value estimate.

Other Equity-Based Compensation Arrangements

The Company granted 53,125 shares, 22,420 shares and 24,540 shares of restricted stock in 2011, 2012 and 2013, respectively, to members of its board of directors. These grants generally vest one-year from the date of the grant and have a fair value equal to the market price of the Company’s stock on the grant date. The Company recorded total non-cash compensation expense of $0.7 million, $0.8 million and $1.0 million in 2011, 2012 and 2013, respectively, related to these restricted stock awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of December 29, 2013, there was approximately $0.2 million of total unrecognized compensation cost related to these restricted stock grants.

The Company granted 376,309 shares, 282,170 shares and 312,330 shares of performance-based restricted stock in 2011, 2012 and 2013, respectively, to certain employees of the Company. The performance-based restricted stock awards granted in 2011 and 2012 are separated into three tranches and have time-based and performance-based vesting conditions with the last tranche vesting three years from the issuance date. The performance-based restricted stock awards granted in 2013 are separated into four tranches and have time-based and performance-based vesting conditions with the last tranche vesting four years from the issuance date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. These awards are considered granted for accounting purposes when the performance target is set, which is generally in the fourth quarter of each year. The Company recorded total non-cash compensation expense of $7.2 million, $11.5 million and $14.1 million in 2011, 2012 and 2013, respectively, related to these awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of December 29, 2013, there was an estimated $24.7 million of total unrecognized compensation cost related to performance-based restricted stock.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted stock and performance-based restricted stock activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 30, 2012	691,842	$17.61

Shares granted (1)	336,870	$52.26
Shares cancelled	(7,776)	$51.98
Shares vested	(393,760)	$31.58

Nonvested at December 29, 2013	627,176	$23.41

(1)	The weighted average grant date fair value for performance-based restricted shares granted was calculated based on the market price on the grant dates. Certain tranches will ultimately be valued when the performance condition is established for each tranche, which generally occurs in the fourth quarter of each fiscal year.

(10)	CAPITAL STRUCTURE

The Company has a Board of Directors approved open market share repurchase program of the Company’s common stock, which was reset during the third quarter of 2012 at $200.0 million. The open market share repurchase program has historically been funded by excess cash flow and, if necessary, borrowings available under the Variable Funding Notes. During 2011, 2012 and 2013 the Company repurchased 6,414,813 shares, 2,472,863 shares and 1,666,435 shares of common stock for approximately $165.0 million, $88.2 million and $97.1 million, respectively. At December 29, 2013, the Company had approximately $55.2 million remaining under the $200.0 million authorization. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital. In instances where there is no additional paid-in capital, the difference is recognized in retained deficit.

As of December 29, 2013, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at December 30, 2012 and December 29, 2013 are as follows:

	2012	2013
Voting	56,295,495	55,750,918
Non-Voting	17,754	17,754

Total Common Stock	56,313,249	55,768,672

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11)	SEGMENT INFORMATION

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

The tables below summarize the financial information concerning the Company’s reportable segments for 2011, 2012 and 2013. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Supply Chain segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements. Tabular amounts presented below are in thousands.

	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total

Revenues-
2011	$523,356	$1,024,495	$200,933	$(96,591)	—	$1,652,193
2012	518,652	1,033,545	217,568	(91,326)	—	1,678,439
2013	549,783	1,106,551	242,589	(96,700)	—	1,802,223

Segment Income-
2011	$160,624	$78,970	$92,771	N/A	$(37,345)	$295,020
2012	176,042	81,987	104,902	N/A	(39,016)	323,915
2013	188,180	92,842	119,031	N/A	(38,105)	361,948

Income from Operations-
2011	$154,814	$71,801	$93,119	N/A	$(60,589)	$259,145
2012	169,922	73,829	105,298	N/A	(66,718)	282,331
2013	181,995	84,503	118,866	N/A	(71,553)	313,811

Capital Expenditures-
2011	$5,575	$7,281	$254	N/A	$11,239	$24,349
2012	7,357	8,804	454	N/A	12,652	29,267
2013	9,884	8,585	2,380	N/A	19,538	40,387

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles total Segment Income to income before provision for income taxes:

	2011	2012	2013
Total Segment Income	$295,020	$323,915	$361,948
Depreciation and amortization	(24,042)	(23,171)	(25,783)
Gains (losses) on sale/disposal of assets	2,436	(540)	(367)
Non-cash compensation expense	(13,954)	(17,621)	(21,987)
Expenses related to the sale of Company-owned stores	(315)	—	—
2012 recapitalization-related expenses	—	(252)	—

Income from operations	259,145	282,331	313,811

Interest income	296	304	160
Interest expense	(91,635)	(101,448)	(88,872)

Income before provision for income taxes	$167,806	$181,187	$225,099

The following table summarizes the Company’s identifiable asset information as of December 30, 2012 and December 29, 2013:

	2012	2013
Domestic Stores	$54,750	$57,879
Domestic Supply Chain	130,241	140,020

Total domestic assets	184,991	197,899
International	38,884	40,823
Unallocated	254,322	286,533

Total consolidated assets	$478,197	$525,255

Unallocated assets primarily include cash and cash equivalents, restricted cash, advertising fund assets, investments in marketable securities, deferred financing costs, certain long-lived assets and deferred income taxes.

The following table summarizes the Company’s goodwill balance as of December 30, 2012 and December 29, 2013:

	2012	2013
Domestic Stores	$15,531	$15,531
Domestic Supply Chain	1,067	1,067

Consolidated goodwill	$16,598	$16,598

The Company sold 58 stores in 2011 and six stores in 2012 to domestic franchisees. In connection with these sales of Company-owned stores, goodwill was reduced by approximately $0.7 million in 2011 and $0.1 million in 2012. Additionally, the closure of three Company-owned stores in 2011 resulted in a decrease in goodwill of approximately $76,000. No Company-owned stores were sold or closed during 2013.

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

During 2013, the Company did not sell or close any of its Company-owned stores.

(13)	PERIODIC FINANCIAL DATA (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen weeks or seventeen weeks. The fourth quarter of 2012 and 2013 are both comprised of sixteen weeks.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 25, 2012	June 17, 2012	September 9, 2012	December 30, 2012	December 30, 2012
Total revenues	$384,587	$376,124	$378,077	$539,651	$1,678,439
Operating margin	114,649	114,607	111,407	160,675	501,338
Income before provision for income taxes	34,799	45,113	40,969	60,306	181,187
Net income	20,742	28,095	25,976	37,579	112,392
Earnings per common share – basic	$0.36	$0.50	$0.46	$0.67	$1.99
Earnings per common share – diluted	$0.35	$0.47	$0.44	$0.64	$1.91
Common stock dividends declared per share	$3.00	$—	$—	$—	$3.00

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 24, 2013	June 16, 2013	September 8, 2013	December 29, 2013	December 29, 2013
Total revenues	$417,617	$414,009	$404,050	$566,547	$1,802,223
Operating margin	129,806	125,987	120,634	172,547	548,974
Income before provision for income taxes	54,622	53,445	46,453	70,579	225,099
Net income	34,420	33,270	30,632	44,663	142,985
Earnings per common share – basic	$0.62	$0.60	$0.56	$0.81	$2.58
Earnings per common share – diluted	$0.59	$0.57	$0.53	$0.78	$2.48
Common stock dividends declared per share	$0.20	$0.20	$0.20	$0.20	$0.80

(14)	SUBSEQUENT EVENTS

Subsequent to December 29, 2013, the Company repurchased and retired 221,481 shares of its common stock for approximately $15.1 million, or an average of $68.32 per share.

On February 12, 2014, the Company granted 77,630 stock options, 10,640 restricted shares and 18,750 performance-based restricted shares to certain employees and the members of the Board of Directors of the Company. Additionally, On February 12, 2014, the Board of Directors declared a quarterly dividend of $0.25 per common share payable on March 28, 2014 to shareholders of record at the close of business on March 14, 2014. Further, on February 12, 2014, the Board of Directors approved an increase to the Company’s open market share repurchase program, resulting in a total remaining authorized amount for additional share repurchases of $200.0 million.

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

The management of Domino’s Pizza, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 29, 2013 based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 29, 2013. The effectiveness of the Company’s internal control over financial reporting as of December 29, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	61	Chairman of the Board of Directors
J. Patrick Doyle	50	President, Chief Executive Officer and Director
Michael T. Lawton	55	Executive Vice President, Chief Financial Officer
O. Steve Akinboro	49	Executive Vice President, Team USA
Richard E. Allison, Jr.	47	Executive Vice President, International
Sherri L. Enright	50	Executive Vice President, PeopleFirst
Scott R. Hinshaw	51	Executive Vice President, Franchise Operations and Development
Lynn M. Liddle	57	Executive Vice President, Communications, Investor Relations, Legislative Affairs
John D. Macksood	51	Executive Vice President, Supply Chain Services
Kenneth B. Rollin	47	Executive Vice President, General Counsel
James G. Stansik	58	Executive Vice President, Franchise Relations
J. Kevin Vasconi	53	Executive Vice President, Chief Information Officer
Russell J. Weiner	45	Executive Vice President, Chief Marketing Officer
Andrew B. Balson	47	Director
Diana F. Cantor	56	Director
Richard L. Federico	59	Director
James A. Goldman	55	Director
Vernon “Bud” O. Hamilton	71	Director
Gregory A. Trojan	54	Director

David A. Brandon has served as our Chairman of the Board of Directors since March 1999. Mr. Brandon served as Chairman of the Board and Chief Executive Officer from March 1999 to March 2010. Mr. Brandon was retained by the Company as a Special Advisor from March 2010 to January 2, 2011. Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the Board of Directors of Valassis, Inc. from 1997 to 1998. Mr. Brandon is currently the Director of Athletics for the University of Michigan and serves on the Boards of Directors of Herman Miller Inc. and DTE Energy and also previously served on the Boards of Directors of Burger King Corporation, Kaydon Corporation, Northwest Airlines and the TJX Companies, Inc.

J. Patrick Doyle has served as our President and Chief Executive Officer since March 2010 and was appointed to the Board of Directors in February 2010. Mr. Doyle served as President, Domino’s USA from September 2007 to March 2010, Executive Vice President, Team USA from 2004 to 2007, Executive Vice President of International from May 1999 to October 2004 and as interim Executive Vice President of Build the Brand from December 2000 to July 2001. Mr. Doyle served as Senior Vice President of Marketing from the time he joined Domino’s in 1997 until May 1999. Mr. Doyle serves on the Board of Directors of G&K Services, Inc.

Michael T. Lawton has served as our Executive Vice President and Chief Financial Officer since August 2010. He also served as our interim Chief Information Officer from October 2011 to March 2012. Mr. Lawton served as Executive Vice President of International from October 2004 to March 2011. Mr. Lawton also served as Senior Vice President Finance and Administration of International for the Company from June 1999 to October 2004. Mr. Lawton was employed in various financial and general management positions with Gerber Products Company from 1986 to 1999. Mr. Lawton serves on the Board of Directors of La-Z-Boy, Inc.

O. Steve Akinboro has served as our Executive Vice President, Team USA (which represents our Company-owned store division) since October 2012. Mr. Akinboro joined the Company as Vice President of the West Region of Franchise Operations in March 2009. From 1985 to 2009, Mr. Akinboro was employed by McDonald’s Corporation and served in positions of increasing responsibility, most recently as Director of Operations for the Southern California Region.

Richard E. Allison, Jr. has served as our Executive Vice President, International since March 2011. Mr. Allison served as a Partner at Bain & Company, Inc. from 2004 through December 2010, as co-leader of Bain’s restaurant practice and was employed with Bain & Company for more than 13 years.

Sherri L. Enright has served as our Executive Vice President, PeopleFirst since August 2013. Ms. Enright served as Director of Human Resources and Facilities for BlueCross BlueShield of Kansas City from April 2013 to June 2013. From 2000 to 2012, Ms. Enright was employed by BlueCross and BlueShield of Kansas and served in positions of increasing responsibility, most recently as its Senior Vice President of Administrative Services and Chief Human Resources Officer.

Scott R. Hinshaw has served as our Executive Vice President, Franchise Operations and Development since January 2008. Mr. Hinshaw served as Executive Vice President, Team USA from September 2007 to January 2008. Mr. Hinshaw also served as a Vice President within Team USA from 1994 through September 2007. Mr. Hinshaw joined Domino’s in 1986.

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

Russell J. Weiner has served as our Executive Vice President and Chief Marketing Officer, since September 2008. Mr. Weiner held various marketing positions at PepsiCo, Inc. from 1998 to 2008, most recently serving as Vice President of Marketing, Colas for Pepsi-Cola North America.

Andrew B. Balson has served on our Board of Directors since March 1999, serves as the Chairperson of the Compensation Committee of the Board of Directors and also serves on the Nominating and Corporate Governance Committee of the Board of Directors. Mr. Balson was a Managing Director at Bain Capital, a global investment company, from 2001 to January 2014. Mr. Balson became a Principal of Bain Capital in June 1998. Mr. Balson serves on the Boards of Directors of Bloomin’ Brands, Inc. and FleetCor Technologies, Inc. as well as a number of private companies. Mr. Balson also previously served on the Boards of Directors of Burger King Corporation and Dunkin’ Brands, Inc.

Diana F. Cantor has served on our Board of Directors since October 2005, serves as the Chairperson of the Audit Committee of the Board of Directors and also serves on the Nominating and Corporate Governance Committee of the Board of Directors. Ms. Cantor joined Alternative Investment Management, LLC as a Partner in January 2010 and is the Chairman of the Virginia Retirement System, where she also serves on the Audit and Compliance Committee. Ms. Cantor was a Managing Director with New York Private Bank and Trust from January 2008 through the end of 2009. Ms. Cantor served as Executive Director of the Virginia College Savings Plan, the state’s 529 college savings program, from 1996 to January 2008. Ms. Cantor served seven years as Vice President of Richmond Resources, Ltd. from 1990 through 1996, and as Vice President of Goldman, Sachs & Co. from 1985 to 1990. Ms. Cantor is also a member of the Board of Directors of Media General, Inc., Universal Corporation, Revlon, Inc., Knowledge Universe – US and Service King Body and Paint LLC. Ms. Cantor also previously served on the Boards of Directors of the Edelman Financial Group Inc. and Vistage International.

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

James A. Goldman has served on our Board of Directors since March 2010 and also serves on the Compensation Committee of the Board of Directors. Mr. Goldman served as President and CEO of Godiva Chocolatier Inc., based in New York City from 2004 to 2014. He was President of the Foods and Beverage Division at Campbell Soup Company from 2001 to 2004. He worked in various executive positions at Nabisco Inc. from 1992 to 2000. Prior to his work at Nabisco Inc., Mr. Goldman was a senior consulting associate at McKinsey & Co. Mr. Goldman served as a member of the Board of Directors at The Children’s Place Retail from 2006 to 2008, on the Compensation Committee. Mr. Goldman is currently on the Board of Directors of the International Tennis Hall of Fame in Newport, Rhode Island. He also served on the Board of Trustees at the YMCA Camps Becket and Chimney Corners in Becket, Massachusetts, from 1992 to 1998.

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

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 29, 2013.

Item 11.	Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 29, 2013. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholders matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 29, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 29, 2013.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 29, 2013.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)1.	Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 30, 2012 and December 29, 2013

Consolidated Statements of Income for the Years Ended January 1, 2012, December 30, 2012 and December 29, 2013

Consolidated Statements of Comprehensive Income for the Years Ended January 1, 2012, December 30, 2012 and December 29, 2013

Consolidated Statements of Stockholders’ Deficit for the Years Ended January 1, 2012, December 30, 2012 and December 29, 2013

Consolidated Statements of Cash Flows for the Years Ended January 1, 2012, December 30, 2012 and December 29, 2013

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

3.	Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit Number	Description

3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed on April 13, 2004 (Reg. No. 333-114442),
(the “S-1”)).

3.2	Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 12, 2010).

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the Domino’s, Inc. registration statement on Form S-4 filed on March 22, 1999 (Reg. No. 333-74797)).

10.2	Fourth Amendment to the Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 28, 2012 (Incorporated by reference to Exhibit 10.2 to the registrants’ annual report on Form 10-K for the year ended December 30, 2012, (the “2012 10-K”)).

10.3*	Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended January 1, 2006).

10.4*	First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended December 31, 2006).

10.5*	Second Amendment to the Domino’s Pizza Deferred Compensation Plan effective February 8, 2013 (Incorporated by reference to Exhibit 10.5 to the 2012 10-K).

10.6*	TISM, Inc. Fourth Amended and Restated Stock Option Plan (“TISM Option Plan”) (Incorporated by reference to Exhibit 10.6 to the Domino’s, Inc. current report on Form 8-K filed on June 26, 2003 (Reg. No. 333-74797)).

10.7*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 22, 2009, (the “March 2009 10-Q”)).

10.8*	Form of Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the 2012 10-K).

10.9*	Form of 2013 Special Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to the 2012 10-K).

10.10*	Form of Director Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2009 10-Q).

10.11*	Form of Amendment to Existing Director Stock Option Grants (Incorporated by reference to Exhibit 10.5 to the March 2009 10-Q).

10.12*	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.12 to the 2012 10-K).

10.13*	Form of 2013 Special Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13 to the 2012 10-K).

10.14*	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the 2012 10-K).

10.15*	Form of 2013 Special Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.15 to the 2012 10-K).

10.16*	Form of Domino’s Pizza, Inc. 2004 Equity Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference to Exhibit 10.19 to the registrants’ annual report on Form 10-K for the year ended January 3, 2010, (the “2009 10-K”)).

10.17*	Amended and Restated Domino’s Pizza Senior Executive Annual Incentive Plan. (Incorporated by reference to Exhibit 10.20 to the registrants’ annual report on Form 10-K for the year ended January 2, 2011, (the “2010 10-K”)).

10.18*	Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan.

10.19*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.20*	Employment Agreement dated as of March 8, 2013 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on Form 10-Q for the quarter ended March 24, 2013).

10.21*	Time Sharing Agreement dated as of February 25, 2010 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.41 to the 2009 10-K).

10.22*	Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton (Incorporated by reference to Exhibit 10.44 of the registrant’s annual report on Form 10-K for the fiscal year ended December 28, 2008, (the “2008 10-K”)).

10.23*	Amendment to the Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton. (Incorporated by reference to Exhibit 10.45 of the 2008 10-K).

10.24*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and
Michael T. Lawton (Incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 20, 2010, (the “June 2010 10-Q”)).

10.25*	Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 1.01 to the registrant’s current report on Form 8-K filed on September 4, 2008).

10.26*	Amendment to the Employment agreement dated as of September 2, 2008 between Domino’s Pizza LLC and
Russell J. Weiner (Incorporated by reference to Exhibit 10.4 to the registrants’ current report on Form 8-K filed on December 24, 2008).

10.27*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.3 to the June 2010 10-Q).

10.28*	Employment Agreement dated as of July 21, 2011 between Domino’s Pizza LLC and Scott R. Hinshaw (Incorporated by reference to Exhibit 10.36 to the registrant’s annual report on Form 10-K for the fiscal year ended January 1, 2012).

10.29*	Employment Agreement dated as of March 14, 2011 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on Form 10-Q for the quarter ended March 27, 2011).

10.30	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).

10.31	Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as Co-Issuer , and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the Domino’s Pizza, Inc. current report on Form 8-K filed on March 19, 2012, (the “March 2012 8-K”)).

10.32	Series 2012-1 Supplement dated March 15, 2012 to the Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer of the Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 and the Series 2012-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2012-1 Securities Intermediary (Incorporated by reference to Exhibit 4.2 to the March 2012 8-K).

10.33	Class A-1 Note Purchase Agreement dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s IP Holder LLC, Domino’s Pizza Distribution LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer, Domino’s Pizza LLC, as Manager, certain conduit investors, certain financial institutions and certain funding agents, Barclays Bank PLC, as L/C Provider, as Swingline Lender and as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the March 2012 8-K).

10.34	Amended and Restated Guarantee and Collateral Agreement dated March 15, 2012 among Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc. Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the March 2012 8-K).

10.35	Amended and Restated Management Agreement dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the March 2012 8-K).

10.36	Agreement dated January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2009).

10.37	Letter of Credit Agreement dated as of June 22, 2009 between Domino’s Pizza LLC and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 26, 2009).

10.38	Board of Directors Compensation.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 30, 2012	December 29, 2013
ASSETS

ASSETS:
Cash and cash equivalents	$6	$6

Total assets	$6	$6

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Equity in net deficit of subsidiaries	$1,335,523	$1,290,202
Due to subsidiary	6	6

Total liabilities	1,335,529	1,290,208

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 56,313,249 in 2012 and 55,768,672 in 2013 issued and outstanding	563	558
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	1,664	669
Retained deficit	(1,335,364)	(1,289,445)
Accumulated other comprehensive loss	(2,386)	(1,984)

Total stockholders’ deficit	(1,335,523)	(1,290,202)

Total liabilities and stockholders’ deficit	$6	$6

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	January 1, 2012	December 30, 2012	December 29, 2013
REVENUES	$—	$—	$—

Total revenues	—	—	—

OPERATING EXPENSES	—	—	—

Total operating expenses	—	—	—

INCOME FROM OPERATIONS	—	—	—

Equity earnings in subsidiaries	105,361	112,392	142,985

INCOME BEFORE PROVISION FOR INCOME TAXES	105,361	112,392	142,985

PROVISION FOR INCOME TAXES	—	—	—

NET INCOME	$105,361	$112,392	$142,985

COMPREHENSIVE INCOME	$105,700	$112,407	$143,387

EARNINGS PER SHARE:

Common Stock – basic	$1.79	$1.99	$2.58
Common Stock – diluted	$1.71	$1.91	$2.48

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 1, 2012	December 30, 2012	December 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$105,362	$112,392	$129,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends from subsidiaries	29,063	146,231	—

Net cash provided by investing activities	29,063	146,231	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock dividends	—	(173,485)	(34,241)
Purchase of common stock	(165,007)	(88,238)	(97,132)
Other	30,583	3,100	1,420

Net cash used in financing activities	(134,424)	(258,623)	(129,953)

CHANGE IN CASH AND CASH EQUIVALENTS	1	—	—

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	6	6

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$6	$6	$6

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)	INTRODUCTION AND BASIS OF PRESENTATION

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

Non-cash activities of $30.0 million, $21.7 million and $32.3 million were recorded in 2011, 2012 and 2013, respectively. These amounts primarily relate to stock-based compensation plans and amounts recorded in other comprehensive income related to the Company’s subsidiaries. Non-cash activities in 2012 also include payment by a subsidiary of approximately $13.5 million pursuant to the anti-dilution provisions in the Company’s equity incentive plans which was recorded as an increase in total stockholders’ deficit (see Note 9 to the Company’s consolidated financial statements as filed in this Form 10-K for further information).

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

Domino’s Pizza, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Additions/ Deductions from Reserves *	Translation Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
2013	$5,906	$(752)	$(42)	$(5)	$5,107
2012	5,446	1,153	(693)	—	5,906
2011	6,436	1,050	(2,040)	—	5,446

Allowance for doubtful notes receivable:
2013	$1,444	$(505)	$(189)	$—	$750
2012	2,059	(691)	76	—	1,444
2011	1,567	378	114	—	2,059

*	Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer

February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ J. Patrick Doyle
J. Patrick Doyle	President, Chief Executive Officer and Director
February 25, 2014	(Principal Executive Officer)

/s/ Michael T. Lawton
Michael T. Lawton	Chief Financial Officer
February 25, 2014	(Principal Financial and Accounting Officer)

/s/ David A. Brandon
David A. Brandon	Chairman of the Board of Directors
February 25, 2014

/s/ Andrew B. Balson
Andrew B. Balson	Director
February 25, 2014

/s/ Diana F. Cantor
Diana F. Cantor	Director
February 25, 2014

/s/ Richard L. Federico
Richard L. Federico	Director
February 25, 2014

/s/ James A. Goldman
James A. Goldman	Director
February 25, 2014

/s/ Vernon O. Hamilton
Vernon O. Hamilton	Director
February 25, 2014

/s/ Gregory A. Trojan
Gregory A. Trojan	Director
February 25, 2014