Form 10-Q
period 2014-03-23
DOMINOS PIZZA INC
filed 2014-05-01
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 23, 2014

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

As of April 24, 2014, Domino’s Pizza, Inc. had 55,629,702 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 23, 2014	December 29, 2013 (Note)
Assets
Current assets:
Cash and cash equivalents	$38,376	$14,383
Restricted cash and cash equivalents	108,626	125,453
Accounts receivable	103,881	105,779
Inventories	33,578	30,321
Prepaid expenses and other	11,991	20,199
Advertising fund assets, restricted	50,185	44,695
Deferred income taxes	7,243	10,710

Total current assets	353,880	351,540

Property, plant and equipment:
Land and buildings	23,646	23,423
Leasehold and other improvements	91,035	90,508
Equipment	175,275	174,667
Construction in progress	6,609	8,900

	296,565	297,498
Accumulated depreciation and amortization	(200,848)	(199,914)

Property, plant and equipment, net	95,717	97,584

Other assets:
Deferred financing costs	27,303	28,693
Goodwill	16,109	16,598
Capitalized software	14,743	14,464
Other assets	13,491	13,209
Deferred income taxes	3,069	3,167

Total other assets	74,715	76,131

Total assets	$524,312	$525,255

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$24,155	$24,144
Accounts payable	73,183	83,408
Dividends payable	14,490	11,849
Insurance reserves	13,845	13,297
Advertising fund liabilities	50,185	44,695
Other accrued liabilities	64,546	77,218

Total current liabilities	240,404	254,611

Long-term liabilities:
Long-term debt, less current portion	1,506,256	1,512,299
Insurance reserves	25,597	25,528
Deferred income taxes	4,572	7,827
Other accrued liabilities	16,439	15,192

Total long-term liabilities	1,552,864	1,560,846

Stockholders’ deficit:
Common stock	558	558
Additional paid-in capital	3,171	669
Retained deficit	(1,270,117)	(1,289,445)
Accumulated other comprehensive loss	(2,568)	(1,984)

Total stockholders’ deficit	(1,268,956)	(1,290,202)

Total liabilities and stockholders’ deficit	$524,312	$525,255

Note: The balance sheet at December 29, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
	March 23,	March 24,
(In thousands, except per share data)	2014	2013
Revenues:
Domestic Company-owned stores	$82,457	$81,094
Domestic franchise	53,421	51,318
Domestic supply chain	257,527	231,531
International	60,447	53,674

Total revenues	453,852	417,617

Cost of sales:
Domestic Company-owned stores	62,791	61,269
Domestic supply chain	230,367	205,412
International	23,652	21,130

Total cost of sales	316,810	287,811

Operating margin	137,042	129,806
General and administrative	52,867	54,281

Income from operations	84,175	75,525
Interest income	31	42
Interest expense	(20,326)	(20,945)

Income before provision for income taxes	63,880	54,622
Provision for income taxes	23,406	20,202

Net income	$40,474	$34,420

Earnings per share:
Common stock – basic	$0.73	$0.62
Common stock – diluted	0.71	0.59
Dividends declared per share	$0.25	$0.20

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended
	March 23,	March 24,
(In thousands)	2014	2013
Net income	$40,474	$34,420
Other comprehensive income (loss), before tax:
Currency translation adjustment	(1,026)	22
Tax attributes of items in other comprehensive income (loss):
Currency translation adjustment	442	(73)

Other comprehensive loss, net of tax	(584)	(51)

Comprehensive income	$39,890	$34,369

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
	March 23,	March 24,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$40,474	$34,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,421	5,631
Gains on sale/disposal of assets	(1,556)	(88)
Amortization of deferred financing costs	1,390	1,431
Provision for deferred income taxes	700	4,568
Non-cash compensation expense	4,455	5,616
Tax impact from equity-based compensation	(7,834)	(2,574)
Other	45	(959)
Changes in operating assets and liabilities	(7,891)	(396)

Net cash provided by operating activities	36,204	47,649

Cash flows from investing activities:
Capital expenditures	(6,561)	(5,086)
Proceeds from sale of assets	3,906	1,228
Changes in restricted cash	16,827	(1,360)
Other	(279)	882

Net cash provided by (used in) investing activities	13,893	(4,336)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(6,032)	(6,170)
Proceeds from exercise of stock options	2,458	1,528
Tax impact from equity-based compensation	7,834	2,574
Purchases of common stock	(15,131)	(18,019)
Tax payments for restricted stock upon vesting	(4,308)	(2,656)
Payments of common stock dividends and equivalents	(11,053)	(327)

Net cash used in financing activities	(26,232)	(23,070)

Effect of exchange rate changes on cash and cash equivalents	128	25

Change in cash and cash equivalents	23,993	20,268
Cash and cash equivalents, at beginning of period	14,383	54,813

Cash and cash equivalents, at end of period	$38,376	$75,081

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

March 23, 2014

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended December 29, 2013 included in our annual report on Form 10-K.

In the opinion of the Company, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended March 23, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2014.

2. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended March 23, 2014 and March 24, 2013
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2014	$135,878	$282,245	$60,447	$(24,718)	$–	$453,852
2013	132,412	254,745	53,674	(23,214)	–	417,617
Income from operations –
2014	$48,091	$21,229	$30,161	N/A	$(15,306)	$84,175
2013	43,835	20,537	27,052	N/A	(15,899)	75,525
Segment Income –
2014	$47,979	$23,215	$30,273	N/A	$(7,972)	$93,495
2013	45,302	22,367	27,124	N/A	(8,109)	86,684

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 23, 2014	March 24, 2013
Total Segment Income	$93,495	$86,684
Depreciation and amortization	(6,421)	(5,631)
Gains on sale/disposal of assets	1,556	88
Non-cash compensation expense	(4,455)	(5,616)

Income from operations	84,175	75,525
Interest income	31	42
Interest expense	(20,326)	(20,945)

Income before provision for income taxes	$63,880	$54,622

3. Earnings Per Share

	Fiscal Quarter Ended
	March 23, 2014	March 24, 2013
Net income available to common stockholders – basic and diluted	$40,474	$34,420

Basic weighted average number of shares	55,211,837	55,746,790
Earnings per share – basic	$0.73	$0.62
Diluted weighted average number of shares	57,372,471	58,224,408
Earnings per share – diluted	$0.71	$0.59

The denominator used in calculating diluted earnings per share for common stock for the first quarter of 2014 does not include 199,040 options to purchase common stock as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for common stock for the first quarter of 2013 does not include 466,920 options to purchase common stock as the effect of including these options would have been anti-dilutive.

4. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the first quarter of 2014.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 29, 2013	55,768,672	$558	$669	$(1,289,445)	$(1,984)
Net income	—	—	—	40,474	—
Common stock dividends	—	—	—	(13,952)	—
Issuance of common stock, net	25,418	—	—	—	—
Common stock effectively repurchased for required employee tax withholdings	(58,671)	(1)	(4,307)	—	—
Purchases of common stock	(221,481)	(2)	(7,935)	(7,194)	—
Exercise of stock options	260,537	3	2,455	—	—
Tax impact from equity-based compensation	—	—	7,834	—	—
Non-cash compensation expense	—	—	4,455	—	—
Currency translation adjustment, net of tax	—	—	—	—	(584)

Balance at March 23, 2014	55,774,475	$558	$3,171	$(1,270,117)	$(2,568)

5. Dividends

During the first quarter of 2014, the Company paid approximately $11.1 million of common stock dividends. Additionally, during the first quarter of 2014, the Company’s Board of Directors declared a $0.25 per share quarterly dividend on its outstanding common stock. The Company had approximately $14.5 million accrued for common stock dividends at March 23, 2014.

Subsequent to the first quarter, on April 29, 2014, the Company’s Board of Directors declared a $0.25 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 13, 2014 to be paid on June 30, 2014.

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

The approximately $2.6 million of accumulated other comprehensive loss at March 23, 2014 and the approximately $2.0 million of accumulated other comprehensive loss at December 29, 2013 represent currency translation adjustments, net of tax. There were no reclassifications out of accumulated other comprehensive loss to net income in the first quarter of 2014 or the first quarter of 2013.

7. Open Market Share Repurchase Program

During the first quarter of 2014, the Company repurchased and retired 221,481 shares of common stock for a total of approximately $15.1 million. As of March 23, 2014, the Company had $200.0 million remaining for future share repurchases under its Board of Directors approved $200.0 million open market share repurchase program, as the Board of Directors reset the open market share repurchase program at their February 12, 2014 meeting. Subsequent to the first quarter of 2014 and through April 24, 2014, the Company repurchased and retired an additional 153,812 shares of common stock for a total of approximately $11.4 million.

During the first quarter of 2013, the Company repurchased and retired 362,899 shares of common stock for a total of approximately $18.0 million under the Company’s open market share repurchase program.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at March 23, 2014 and December 29, 2013:

	At March 23, 2014
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$27,437	$27,437	$—	$—
Restricted cash equivalents	93,739	93,739	—	—
Investments in marketable securities	3,739	3,739	—	—

	At December 29, 2013
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$5,303	$5,303	$—	$—
Restricted cash equivalents	93,608	93,608	—	—
Investments in marketable securities	3,269	3,269	—	—

At March 23, 2014, the Company estimates that the $1.528 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.630 billion, and at December 29, 2013 the $1.534 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.643 billion. The fixed rate notes are classified as a Level 2 measurement, as the Company estimated the fair value amount by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented here are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

9. Sale of Company-Owned Stores

During the first quarter of 2014, the Company sold 14 Company-owned stores to a franchisee. In connection with the sale of these 14 stores, the Company recorded a $1.7 million pre-tax gain on the sale of the related assets, which was net of a $0.5 million reduction in goodwill. The gain was recorded in general and administrative expense in the Company’s condensed consolidated statements of income. This transaction will not have a material ongoing impact on the Company’s consolidated financial results.

As a result of the capital gain recognized in connection with the sale of the 14 Company-owned stores, the Company also released $0.3 million of a deferred tax valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2014 and 2013 first quarters referenced herein represent the twelve-week periods ended March 23, 2014 and March 24, 2013, respectively.

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

	First Quarter of 2014		First Quarter of 2013
Global retail sales growth	+9.1%		+9.4%
Same store sales growth:
Domestic Company-owned stores	+1.5%		+5.0%
Domestic franchise stores	+5.2%		+6.3%

Domestic stores	+4.9%		+6.2%
International stores (excluding foreign currency impact)	+7.4%		+6.5%
Store counts (at end of period):
Domestic Company-owned stores	376		388
Domestic franchise stores	4,615		4,535

Domestic stores	4,991		4,923
International stores	5,997		5,407

Total stores	10,988		10,330

Income statement data:
Total revenues	$453.9	100.0%	$417.6	100.0%
Cost of sales	316.8	69.8%	287.8	68.9%
General and administrative	52.9	11.6%	54.3	13.0%

Income from operations	84.2	18.5%	75.5	18.1%
Interest expense, net	(20.3)	(4.5)%	(20.9)	(5.0)%

Income before provision for income taxes	63.9	14.1%	54.6	13.1%
Provision for income taxes	23.4	5.2%	20.2	4.9%

Net income	$40.5	8.9%	$34.4	8.2%

During the first quarter, we experienced strong domestic same store sales increases driven by our continued consumer offerings of higher quality food at value pricing and effective marketing to support our promotions. While weather typically does not have a meaningful impact on our domestic same store sales, we estimate that the unusually severe winter weather during the quarter also positively impacted our domestic results. Additionally, we produced earnings growth despite commodity and foreign currency exchange rate pressures. We believe that our innovative digital platforms and technology continue to drive orders and sales and provide us with a competitive advantage versus regional chains and individual establishments. Internationally, we continued to have strong same store sales and store growth in the first quarter, as we opened a net 97 stores. We believe that our strong global brand, quality and affordable food offerings, combined with our operations and innovative technology all contributed to our results during the first quarter of 2014. We intend to further grow our business by continuing to focus on operational excellence, effective marketing, industry-leading technology platforms and delivering high quality food and service to our customers.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 9.1% in the first quarter of 2014. This increase was driven primarily by domestic and international same store sales growth, as well as an increase in our worldwide store counts during the trailing four quarters. This was offset, in part, by the negative impact of foreign currency exchange rates. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products and marketing. International same store sales growth also reflected continued strong performance.

Revenues increased $36.2 million, up 8.7% in the first quarter of 2014. This increase was due primarily to higher domestic supply chain revenues attributable to higher commodity prices and volume growth, higher international revenues, and higher domestic franchise and Company-owned store revenues, as a result of same store sales and store count growth. These increases were offset in part by the negative impact on international revenues of changes in foreign currency exchange rates. These changes in revenues are described in more detail below.

Income from operations increased $8.7 million, up 11.5% in the first quarter of 2014. This increase was driven primarily by higher royalty revenues from both domestic and international franchise stores, lower general and administrative expenses due primarily to a $1.7 million pre-tax gain on the sale of 14 Company-owned stores, and higher domestic supply chain profits driven primarily by higher volumes. These increases were offset in part by the negative impact of the changes in foreign currency exchange rates.

Net income increased $6.1 million, up 17.6% in the first quarter of 2014. This increase was driven in part by domestic and international same store sales growth, international store count growth, and a $1.4 million positive impact from the sale of 14 Company-owned stores and the associated reversal of a deferred tax asset valuation allowance. Higher domestic supply chain profits and a lower effective tax rate also drove the increase in net income, and all of the increases described were offset in part by changes in foreign currency exchange rates.

Revenues

	First Quarter of 2014		First Quarter of 2013
Domestic Company-owned stores	$82.5	18.2%	$81.1	19.4%
Domestic franchise	53.4	11.8%	51.3	12.3%
Domestic supply chain	257.5	56.7%	231.5	55.4%
International	60.4	13.3%	53.7	12.9%

Total revenues	$453.9	100.0%	$417.6	100.0%

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

Domestic Stores Revenues

	First Quarter of 2014		First Quarter of 2013
Domestic Company-owned stores	$82.5	60.7%	$81.1	61.2%
Domestic franchise	53.4	39.3%	51.3	38.8%

Domestic stores	$135.9	100.0%	$132.4	100.0%

Domestic stores revenues increased $3.5 million, up 2.6% in the first quarter of 2014. This increase was due primarily to royalty revenues earned on higher franchise same store sales and higher domestic Company-owned same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations increased $1.4 million, up 1.7% in the first quarter of 2014. This increase was due primarily to higher same store sales. Domestic Company-owned same store sales increased 1.5% in the first quarter of 2014, compared to an increase of 5.0% in the first quarter of 2013.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $2.1 million, up 4.1% in the first quarter of 2014. This increase was due primarily to higher domestic franchise same store sales, and to a lesser extent, an increase in the average number of domestic franchise stores open during 2014. Domestic franchise same store sales increased 5.2% in the first quarter of 2014, compared to an increase of 6.3% in the first quarter of 2013. These increases were partially offset by a reduction in revenues from a change to the Company’s gift card program that occurred in the first quarter of 2013.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations increased $26.0 million, up 11.2% in the first quarter of 2014. This increase was due primarily to higher overall commodity prices, including cheese, and higher volumes as a result of increased order counts at the store level. The published cheese block price-per-pound averaged $2.16 in the first quarter of 2014, up from $1.67 in the comparable period in 2013. We estimate that the higher cheese block price (passed through directly in domestic supply chain pricing to franchisees) resulted in an approximate $9.7 million increase in domestic supply chain revenues during the first quarter of 2014.

International Revenues

	First Quarter of 2014		First Quarter of 2013
International royalty and other	$33.6	55.6%	$29.9	55.7%
International supply chain	26.8	44.4%	23.8	44.3%

International	$60.4	100.0%	$53.7	100.0%

International revenues primarily consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $6.7 million, up 12.6% in the first quarter of 2014. This increase was due primarily to higher international royalty and other revenues as well as higher international supply chain revenues as discussed below.

Revenues from international royalties and other increased $3.7 million, up 12.6% in the first quarter of 2014. This increase was due primarily to higher same store sales and more international stores being open during 2014, offset in part by the negative impact of changes in foreign currency exchange rates of approximately $1.3 million in the first quarter of 2014 caused by the stronger dollar when compared to the currencies in the international markets in which we compete. When excluding the impact of foreign currency exchange rates, same store sales increased 7.4% in the first quarter of 2014, compared to an increase of 6.5% in the first quarter of 2013. When including the impact of foreign currency exchange rates, same store sales increased 3.7% in the first quarter of 2014, compared to an increase of 4.5% in the first quarter of 2013.

Revenues from international supply chain operations increased $3.0 million, up 12.6% in the first quarter of 2014 due primarily to higher volumes.

Cost of Sales / Operating Margin

	First Quarter of 2014		First Quarter of 2013
Consolidated revenues	$453.9	100.0%	$417.6	100.0%
Consolidated cost of sales	316.8	69.8%	287.8	68.9%

Consolidated operating margin	$137.0	30.2%	$129.8	31.1%

Cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of cost of sales primarily include food, labor and occupancy costs.

The operating margin, which we define as revenues less cost of sales, increased $7.2 million, up 5.6% in the first quarter of 2014. This increase in the operating margin was due primarily to higher domestic and international franchise revenues and higher supply chain volumes. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the operating margin decreased 0.9 percentage points in the first quarter of 2014. This decrease was due primarily to higher overall commodity prices, including cheese and meats.

As indicated above, the operating margin as a percentage of revenues was negatively impacted by higher cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2014 average cheese prices had been in effect during 2013, the impact on supply chain margins would have caused the Company’s operating margin for the first quarter of 2013 to be approximately 30.4% of revenues versus the reported 31.1%. However, the dollar margins for those same periods would have been unaffected.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	First Quarter of 2014		First Quarter of 2013
Revenues	$82.5	100.0%	$81.1	100.0%
Cost of sales	62.8	76.1%	61.3	75.6%

Store operating margin	$19.7	23.9%	$19.8	24.4%

The domestic Company-owned store operating margin, which does not include certain store-level costs such as royalties and advertising, decreased $0.1 million, down 0.8% in the first quarter of 2014. This decrease was due primarily to higher food costs, offset in part by higher same store sales.

As a percentage of store revenues, the store operating margin decreased 0.5 percentage points in the first quarter of 2014. Food costs increased 0.6 percentage points to 28.3% in the first quarter of 2014 due primarily to higher cheese, meat and other commodity prices. The cheese block price per pound averaged $2.16 in the first quarter of 2014 compared to $1.67 in the first quarter of 2013. Occupancy costs (which include rent, telephone, utilities and depreciation) increased 0.2 percentage points to 8.9% in the first quarter of 2014, due primarily to slightly higher telephone, rent and utility costs per store. Insurance costs decreased 0.2 percentage points to 2.7% in the first quarter of 2014. Labor and related costs decreased 0.2 percentage points to 27.9% in the first quarter of 2014 due primarily to leveraging higher sales per store.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	First Quarter of 2014		First Quarter of 2013
Revenues	$257.5	100.0%	$231.5	100.0%
Cost of sales	230.4	89.5%	205.4	88.7%

Supply Chain operating margin	$27.2	10.5%	$26.1	11.3%

The domestic supply chain operating margin increased $1.1 million, up 4.0% in the first quarter of 2014. This increase was due primarily to higher volumes resulting from higher order counts at the store level.

As a percentage of supply chain revenues, the supply chain operating margin decreased 0.8 percentage points in the first quarter of 2014, due primarily to higher cheese, meat and other commodity costs, offset in part by the positive impact of higher volumes. Increases in certain food prices have a negative effect on the domestic supply chain operating margin percent due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2014 cheese prices been in effect during 2013, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.8% for the first quarter of 2013 versus the reported 11.3%. However, the dollar margins for those same periods would have been unaffected.

General and Administrative Expenses

General and administrative expenses decreased $1.4 million, down 2.6% in the first quarter of 2014. This decrease was due primarily to a $1.7 million pre-tax gain on the sale of 14 Company-owned stores, the non-recurrence of the 2013 $1.8 million reimbursement to our national advertising fund related to their historical costs to support the Company’s gift card program, and a decrease in non-cash compensation expense of $1.2 million. Offsetting these decreases were our ongoing expenditures on technology and international initiatives, which also increased general and administrative expenses during the quarter compared to the prior year quarter.

Interest Expense

Interest expense decreased $0.6 million to $20.3 million in the first quarter of 2014. This decrease was due primarily to an average lower debt balance during the first quarter of 2014 compared to the same period in 2013.

The Company’s cash borrowing rate was flat at 5.3% for both the first quarter of 2014 and the first quarter of 2013.

Provision for Income Taxes

Provision for income taxes increased $3.2 million to $23.4 million in the first quarter of 2014, due primarily to higher pre-tax income, offset in part by a reversal of a deferred tax valuation allowance of approximately $0.3 million recognized in connection with the sale of 14 Company-owned stores during the quarter. The effective tax rate decreased 0.4 percentage points to 36.6% during the first quarter of 2014, from 37.0% in the comparable period in 2013.

Liquidity and Capital Resources

As of March 23, 2014, we had working capital of $4.9 million, excluding restricted cash and cash equivalents of $108.6 million, and including unrestricted cash and cash equivalents of $38.4 million. Historically, we have operated with minimal positive working capital, or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with servicing our debt obligations, paying our quarterly dividend, investing in our business and repurchasing our common stock, all of which are generally funded by cash flows from operations, also reduce our working capital amounts. As of March 23, 2014, we had approximately $45.6 million of restricted cash held for future principal and interest payments, $42.0 million of cash held as collateral for outstanding letters of credit, $20.9 million of restricted cash held in a three month interest reserve as required by the related debt agreements and $0.1 million of other restricted cash, for a total of $108.6 million of restricted cash and cash equivalents.

As of March 23, 2014, we had approximately $1.53 billion of long-term debt, of which $24.2 million was classified as a current liability. As of March 23, 2014, we had $42.3 million of outstanding letters of credit and $57.7 million of available capacity under our $100.0 million variable funding notes. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. However, our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes.

During the first quarter of 2014, the Company repurchased and retired 221,481 shares of common stock for a total of approximately $15.1 million. As of March 23, 2014, we had approximately $200.0 million remaining for future share repurchases under the current Board of Directors approved $200.0 million open market share repurchase program. Subsequent to the first quarter of 2014 and through April 24, 2014, the Company repurchased and retired an additional 153,812 shares of common stock for a total of approximately $11.4 million. We continue to maintain our flexibility to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the variable funding notes) availability under the variable funding notes for, among other things, the repurchase of shares under the current authorized program, the payment of dividends and other corporate uses.

During the first quarter of 2014, the Company paid approximately $11.1 million of common stock dividends. Additionally, during the first quarter of 2014, the Company’s Board of Directors declared a $0.25 per share quarterly dividend on its outstanding common stock. The Company had approximately $14.5 million accrued for common stock dividends at March 23, 2014. Subsequent to the first quarter, on April 29, 2014, the Company’s Board of Directors declared a $0.25 per share quarterly dividend for shareholders of record as of June 13, 2014 to be paid on June 30, 2014.

During the first quarter of 2014, we experienced strong increases in both domestic and international same store sales versus the comparable period in the prior year. Additionally, our international business continued to grow store counts in the first quarter of 2014. These factors have contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. The Company believes its current unrestricted cash and cash equivalents balance and its expected cash flows from operations will be sufficient to fund operations for at least the next twelve months. We did not have any material commitments for capital expenditures as of March 23, 2014.

Cash provided by operating activities was $36.2 million in the first quarter of 2014 and $47.6 million in the first quarter of 2013. The $11.4 million decrease was due primarily to a $3.9 million decrease in net income, excluding non-cash adjustments versus the prior year period, as non-cash adjustments related to deferred tax assets and the tax benefit of equity instruments more than offset our improved operating performance. Cash provided by operating activities was also negatively impacted by a $7.5 million net change in operating assets and liabilities, due primarily to the timing of payments of current operating liabilities.

Cash provided by investing activities was $13.9 million in the first quarter of 2014 and cash used in investing activities was $4.3 million in the first quarter of 2013. The $18.2 million change was due primarily to an $18.2 million change in restricted cash and cash equivalents mainly as a result of the payment of the third quarter 2013 dividend that was included as restricted cash at the end of fiscal 2013.

Cash used in financing activities was $26.2 million in the first quarter of 2014 and $23.1 million in the first quarter of 2013. The $3.1 million increase was due primarily to a $10.7 million increase in common stock dividends and equivalent payments, offset by a $2.9 million decrease in cash used to repurchase shares of the Company’s common stock versus the first quarter of 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. The Company actively monitors this exposure when present. As of March 23, 2014, we had no outstanding variable funding note borrowings and $57.7 million available for borrowing, which is net of letters of credit of $42.3 million. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until January 2019. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Total revenues of approximately 13.3% in the first quarter of 2014 and 12.9% in the first quarter of 2013 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $2.4 million in the first quarter of 2014.

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

During the quarterly period ended March 23, 2014, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

While we may occasionally be party to large claims, including class action suits, we do not believe that any existing matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 29, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (December 30, 2013 to January 26, 2014)	72,133	$69.15	71,083	$50,331,775
Period #2 (January 27, 2014 to February 23, 2014)	156,447	67.93	150,398	40,114,424
Period #3 (February 24, 2014 to March 23, 2014)	1,669	78.08	—	200,000,000

Total	230,249	$68.39	221,481	$200,000,000

(1)	Includes 8,768 shares purchased as part of the Company’s employee stock purchase discount plan. During the first quarter, the shares were purchased at an average price of $69.96. All of the remaining shares presented were purchased pursuant to the publicly announced program.
(2)	Prior to February 12, 2014, shares were repurchased pursuant to an open market share repurchase program under a July 2012 $200 million authorization from the Board of Directors. At their February 12, 2014 meeting, the Board of Directors authorized a replacement $200 million share repurchase program, which has no expiration date. As of March 23, 2014, the Company had $200.0 million remaining for future share repurchases under this program. Subsequent to the first quarter of 2014 and through April 24, 2014, the Company repurchased and retired an additional 153,812 shares of common stock for a total of approximately $11.4 million. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

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

DOMINO’S PIZZA, INC. (Registrant)

Date: May 1, 2014	/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer