Form 10-Q
period 2014-06-15
DOMINOS PIZZA INC
filed 2014-07-22
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2014

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

As of July 15, 2014, Domino’s Pizza, Inc. had 55,119,392 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

		December 29, 2013
(In thousands)	June 15, 2014	(Note)
Assets
Current assets:
Cash and cash equivalents	$15,304	$14,383
Restricted cash and cash equivalents	74,710	125,453
Accounts receivable	105,970	105,779
Inventories	33,542	30,321
Prepaid expenses and other	30,354	20,199
Advertising fund assets, restricted	51,713	44,695
Deferred income taxes	9,387	10,710

Total current assets	320,980	351,540

Property, plant and equipment:
Land and buildings	23,659	23,423
Leasehold and other improvements	91,300	90,508
Equipment	178,318	174,667
Construction in progress	9,298	8,900

	302,575	297,498
Accumulated depreciation and amortization	(204,519)	(199,914)

Property, plant and equipment, net	98,056	97,584

Other assets:
Deferred financing costs	25,922	28,693
Goodwill	16,109	16,598
Capitalized software	17,222	14,464
Other assets	14,392	13,209
Deferred income taxes	2,990	3,167

Total other assets	76,635	76,131

Total assets	$495,671	$525,255

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$538	$24,144
Accounts payable	73,184	83,408
Dividends payable	14,437	11,849
Insurance reserves	13,688	13,297
Advertising fund liabilities	51,713	44,695
Other accrued liabilities	62,447	77,218

Total current liabilities	216,007	254,611

Long-term liabilities:
Long-term debt, less current portion	1,523,882	1,512,299
Insurance reserves	24,981	25,528
Deferred income taxes	3,840	7,827
Other accrued liabilities	16,643	15,192

Total long-term liabilities	1,569,346	1,560,846

Stockholders’ deficit:
Common stock	551	558
Additional paid-in capital	120	669
Retained deficit	(1,287,995)	(1,289,445)
Accumulated other comprehensive loss	(2,358)	(1,984)

Total stockholders’ deficit	(1,289,682)	(1,290,202)

Total liabilities and stockholders’ deficit	$495,671	$525,255

Note: The balance sheet at December 29, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 15,	June 16,	June 15,	June 16,
(In thousands, except per share data)	2014	2013	2014	2013
Revenues:
Domestic Company-owned stores	$78,814	$78,509	$161,271	$159,603
Domestic franchise	52,038	48,167	105,459	99,485
Domestic supply chain	257,552	233,307	515,079	464,839
International	62,059	54,026	122,506	107,700

Total revenues	450,463	414,009	904,315	831,627

Cost of sales:
Domestic Company-owned stores	60,717	59,536	123,508	120,804
Domestic supply chain	230,698	207,319	461,065	412,732
International	24,403	21,167	48,055	42,298

Total cost of sales	315,818	288,022	632,628	575,834

Operating margin	134,645	125,987	271,687	255,793
General and administrative	53,282	52,146	106,149	106,427

Income from operations	81,363	73,841	165,538	149,366
Interest income	27	30	58	73
Interest expense	(19,851)	(20,426)	(40,177)	(41,372)

Income before provision for income taxes	61,539	53,445	125,419	108,067
Provision for income taxes	23,077	20,175	46,483	40,377

Net income	$38,462	$33,270	$78,936	$67,690

Earnings per share:
Common stock – basic	$0.70	$0.60	$1.43	$1.22
Common stock – diluted	0.67	0.57	1.38	1.17
Dividends declared per share	$0.25	$0.20	$0.50	$0.40

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 15,	June 16,	June 15,	June 16,
(In thousands)	2014	2013	2014	2013
Net income	$38,462	$33,270	$78,936	$67,690
Other comprehensive income (loss), before tax:
Currency translation adjustment	241	(112)	(785)	(90)
Tax attributes of items in other comprehensive income (loss):
Currency translation adjustment	(31)	156	411	83

Other comprehensive income (loss), net of tax	210	44	(374)	(7)

Comprehensive income	$38,672	$33,314	$78,562	$67,683

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
	June 15,	June 16,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$78,936	$67,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,077	11,407
Gains on sale/disposal of assets	(1,687)	(285)
Amortization of deferred financing costs	2,771	2,853
Provision (benefit) for deferred income taxes	(2,187)	2,557
Non-cash compensation expense	8,080	10,240
Tax impact from equity-based compensation	(8,319)	(6,043)
Other	(623)	(1,090)
Changes in operating assets and liabilities	(29,258)	(20,489)

Net cash provided by operating activities	60,790	66,840

Cash flows from investing activities:
Capital expenditures	(18,948)	(11,587)
Proceeds from sale of assets	4,967	2,077
Changes in restricted cash	50,743	303
Other	(1,049)	1,266

Net cash provided by (used in) investing activities	35,713	(7,941)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(12,022)	(12,219)
Proceeds from exercise of stock options	2,648	3,738
Tax impact from equity-based compensation	8,319	6,043
Purchases of common stock	(65,006)	(56,057)
Tax payments for restricted stock upon vesting	(4,363)	(2,845)
Payments of common stock dividends and equivalents	(25,130)	(11,454)

Net cash used in financing activities	(95,554)	(72,794)

Effect of exchange rate changes on cash and cash equivalents	(28)	(80)

Change in cash and cash equivalents	921	(13,975)
Cash and cash equivalents, at beginning of period	14,383	54,813

Cash and cash equivalents, at end of period	$15,304	$40,838

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 15, 2014

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

In the opinion of the Company, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 15, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2014.

2.	Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended June 15, 2014 and June 16, 2013
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2014	$130,852	$281,342	$62,059	$(23,790)	$—	$450,463
2013	126,676	255,856	54,026	(22,549)	—	414,009
Income from operations –
2014	$44,014	$20,769	$31,326	N/A	$(14,746)	$81,363
2013	42,328	20,288	26,562	N/A	(15,337)	73,841
Segment Income –
2014	$45,673	$22,696	$31,140	N/A	$(7,996)	$91,513
2013	43,746	22,156	26,425	N/A	(8,283)	84,044

	Two Fiscal Quarters Ended June 15, 2014 and June 16, 2013
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2014	$266,730	$563,586	$122,506	$(48,507)	$—	$904,315
2013	259,088	510,602	107,700	(45,763)	—	831,627
Income from operations –
2014	$92,105	$41,998	$61,488	N/A	$(30,053)	$165,538
2013	86,163	40,825	53,614	N/A	(31,236)	149,366
Segment Income –
2014	$93,652	$45,911	$61,413	N/A	$(15,968)	$185,008
2013	89,048	44,523	53,549	N/A	(16,392)	170,728

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 15, 2014	June 16, 2013	June 15, 2014	June 16, 2013
Total Segment Income	$91,513	$84,044	$185,008	$170,728
Depreciation and amortization	(6,656)	(5,776)	(13,077)	(11,407)
Gains on sale/disposal of assets	131	197	1,687	285
Non-cash compensation expense	(3,625)	(4,624)	(8,080)	(10,240)

Income from operations	81,363	73,841	165,538	149,366
Interest income	27	30	58	73
Interest expense	(19,851)	(20,426)	(40,177)	(41,372)

Income before provision for income taxes	$61,539	$53,445	$125,419	$108,067

3.	Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 15, 2014	June 16, 2013	June 15, 2014	June 16, 2013
Net income available to common stockholders – basic and diluted	$38,462	$33,270	$78,936	$67,690

Basic weighted average number of shares	55,015,394	55,468,971	55,113,616	55,607,881
Earnings per share – basic	$0.70	$0.60	$1.43	$1.22
Weighted average diluted number of shares	57,124,457	57,960,232	57,246,871	58,091,126
Earnings per share – diluted	$0.67	$0.57	$1.38	$1.17

The denominators used in calculating diluted earnings per share for common stock for the second quarter and two fiscal quarters of 2014 do not include 199,040 options to purchase common stock as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for common stock for the second quarter and two fiscal quarters of 2013 do not include 377,540 and 393,360 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive.

4.	Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the two fiscal quarters of 2014.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 29, 2013	55,768,672	$558	$669	$(1,289,445)	$(1,984)
Net income	—	—	—	78,936	—
Common stock dividends	—	—	—	(27,720)	—
Issuance of common stock, net	23,714	—	—	—	—
Tax payments for restricted stock upon vesting	(57,946)	(1)	(4,362)	—	—
Purchases of common stock	(909,231)	(9)	(15,231)	(49,766)	—
Exercise of stock options	280,920	3	2,645	—	—
Tax impact from equity-based compensation	—	—	8,319	—	—
Non-cash compensation expense	—	—	8,080	—	—
Currency translation adjustment, net of tax	—	—	—	—	(374)

Balance at June 15, 2014	55,106,129	$551	$120	$(1,287,995)	$(2,358)

5.	Dividends

During the two fiscal quarters of 2014, the Company paid approximately $25.1 million of common stock dividends. Additionally, during the second quarter of 2014, the Company’s Board of Directors declared a $0.25 per share quarterly dividend on its outstanding common stock. The Company had approximately $14.4 million accrued for common stock dividends at June 15, 2014.

On July 16, 2014, the Company’s Board of Directors declared a $0.25 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2014 to be paid on September 30, 2014.

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

The approximately $2.4 million of accumulated other comprehensive loss at June 15, 2014 and the approximately $2.0 million of accumulated other comprehensive loss at December 29, 2013 represent currency translation adjustments, net of tax. There were no reclassifications out of accumulated other comprehensive loss to net income in the two fiscal quarters of 2014 or the two fiscal quarters of 2013.

7.	Open Market Share Repurchase Program

During the second quarter of 2014, the Company repurchased and retired 687,750 shares of common stock for a total of approximately $49.9 million, and during the two fiscal quarters of 2014, the Company repurchased and retired 909,231 shares of common stock for a total of approximately $65.0 million. As of June 15, 2014, the Company had approximately $150.1 million remaining for future share repurchases under its Board of Directors approved $200.0 million open market share repurchase program. Subsequent to the second quarter of 2014 and through July 15, 2014, the Company repurchased and retired an additional 5,000 shares of common stock for a total of approximately $0.4 million.

During the second quarter and two fiscal quarters of 2013, the Company repurchased and retired 655,248 and 1,018,147 shares of common stock for a total of approximately $38.0 million and $56.1 million, respectively, under the Company’s open market share repurchase program.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at June 15, 2014 and December 29, 2013:

	At June 15, 2014
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$4,755	$4,755	$—	$—
Restricted cash equivalents	52,489	52,489	—	—
Investments in marketable securities	3,897	3,897	—	—

	At December 29, 2013
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$5,303	$5,303	$—	$—
Restricted cash equivalents	93,608	93,608	—	—
Investments in marketable securities	3,269	3,269	—	—

At June 15, 2014, the Company estimates that the $1.522 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.629 billion, and at December 29, 2013 the $1.534 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.643 billion. The fixed rate notes are classified as a Level 2 measurement, as the Company estimated the fair value amount by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented here are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2014 and 2013 second quarters referenced herein represent the twelve-week periods ended June 15, 2014 and June 16, 2013, respectively. The 2014 and 2013 two fiscal quarters referenced herein represent the twenty-four-week periods ended June 15, 2014 and June 16, 2013, respectively.

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

Our financial results are driven largely by retail sales at our franchise and Company-owned stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees as well as Company-owned store and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the results of our marketing, the effectiveness of our digital platforms and technology, our ability to execute our store operating model, the overall global economic environment and the success of our business strategies.

	Second Quarter of 2014		Second Quarter of 2013		Two Fiscal Quarters of 2014		Two Fiscal Quarters of 2013
Global retail sales growth	+11.5%		+9.3%		+10.3%		+9.4%
Same store sales growth:
Domestic Company-owned stores	+3.5%		+5.7%		+2.5%		+5.3%
Domestic franchise stores	+5.5%		+6.8%		+5.4%		+6.6%

Domestic stores	+5.4%		+6.7%		+5.1%		+6.4%
International stores (excluding foreign currency impact)	+7.7%		+5.8%		+7.5%		+6.2%
Store counts (at end of period):
Domestic Company-owned stores	376		389
Domestic franchise stores	4,626		4,543

Domestic stores	5,002		4,932
International stores	6,119		5,508

Total stores	11,121		10,440

Income statement data:
Total revenues	$450.5	100.0%	$414.0	100.0%	$904.3	100.0%	$831.6	100.0%
Cost of sales	315.8	70.1%	288.0	69.6%	632.6	70.0%	575.8	69.2%
General and administrative	53.3	11.8%	52.1	12.6%	106.1	11.7%	106.4	12.8%

Income from operations	81.4	18.1%	73.8	17.8%	165.5	18.3%	149.4	18.0%
Interest expense, net	(19.8)	(4.4)%	(20.4)	(4.9)%	(40.1)	(4.4)%	(41.3)	(5.0)%

Income before provision for income taxes	61.5	13.7%	53.4	12.9%	125.4	13.9%	108.1	13.0%
Provision for income taxes	23.1	5.2%	20.2	4.9%	46.5	5.2%	40.4	4.9%

Net income	$38.5	8.5%	$33.3	8.0%	$78.9	8.7%	$67.7	8.1%

During the second quarter and two fiscal quarters of 2014, we experienced strong domestic same store sales increases, driven by our continued consumer offerings of high quality food at value pricing with effective marketing. Our innovative digital platforms and technology also contributed to those increases, as we believe that our platforms and technology provide us with a competitive advantage. Additionally, we produced earnings growth during the second quarter despite commodity and foreign currency exchange rate pressures. Internationally, we continued to have strong same store sales in both the second quarter and two fiscal quarters of 2014. International store growth continued to be strong during the second quarter, as we opened a net 122 stores, bringing the year-to-date total to a net 219 stores opened. We believe that our strong global brand and the factors described above drove our results for the second quarter and two fiscal quarters of 2014, and we intend to further grow our business by continuing to focus on operational excellence, effective marketing, industry-leading technology platforms and delivering high quality food and service to our customers.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 11.5% in the second quarter of 2014, and 10.3% in the two fiscal quarters of 2014. These increases were driven primarily by domestic and international same store sales growth, as well as an increase in our worldwide store counts during the trailing four quarters. This was offset in part by the negative impact of foreign currency exchange rates. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products and marketing. International same store sales growth reflected continued strong performance.

Revenues increased $36.5 million, up 8.8% in the second quarter of 2014, and $72.7 million, up 8.7% in the two fiscal quarters of 2014 due primarily to higher domestic supply chain revenues attributable to higher commodity prices as well as increased volumes. Higher international and domestic franchise revenues also contributed to the increases in revenues as a result of higher same store sales and store count growth. These increases were offset in part by the negative impact on international revenues of changes in foreign currency exchange rates. These changes in revenues are described in more detail below.

Income from operations increased $7.6 million, up 10.2% in the second quarter of 2014, and $16.1 million, up 10.8% in the two fiscal quarters of 2014. These increases were driven primarily by higher royalty revenues from both domestic and international franchise stores and higher domestic supply chain profits driven primarily by higher volumes. These increases were offset in part by the negative impact of the changes in foreign currency exchange rates. Additionally, the two fiscal quarters of 2014 benefited from a $1.7 million pre-tax gain on the sale of 14 Company-owned stores.

Net income increased $5.2 million, up 15.6% in the second quarter of 2014, and $11.2 million, up 16.6% in the two fiscal quarters of 2014. These increases were driven by domestic and international same store sales growth, international store count growth and higher domestic supply chain profits. These increases were offset in part by changes in foreign currency exchange rates. Additionally, the two fiscal quarters of 2014 benefitted from a $1.4 million positive impact from the sale of 14 Company-owned stores and the associated reversal of a deferred tax asset valuation allowance during the first quarter of 2014.

Revenues

	Second Quarter of 2014		Second Quarter of 2013		Two Fiscal Quarters of 2014		Two Fiscal Quarters of 2013
Domestic Company-owned stores	$78.8	17.5%	$78.5	19.0%	$161.3	17.8%	$159.6	19.2%
Domestic franchise	52.0	11.5%	48.2	11.6%	105.5	11.7%	99.5	12.0%
Domestic supply chain	257.6	57.2%	233.3	56.4%	515.1	57.0%	464.8	55.9%
International	62.1	13.8%	54.0	13.0%	122.5	13.5%	107.7	12.9%

Total revenues	$450.5	100.0%	$414.0	100.0%	$904.3	100.0%	$831.6	100.0%

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

Domestic Stores Revenues

	Second Quarter of 2014		Second Quarter of 2013		Two Fiscal Quarters of 2014		Two Fiscal Quarters of 2013
Domestic Company-owned stores	$78.8	60.2%	$78.5	62.0%	$161.3	60.5%	$159.6	61.6%
Domestic franchise	52.0	39.8%	48.2	38.0%	105.5	39.5%	99.5	38.4%

Domestic stores	$130.9	100.0%	$126.7	100.0%	$266.7	100.0%	$259.1	100.0%

Domestic stores revenues increased $4.2 million, up 3.3% in the second quarter of 2014, and $7.6 million, up 2.9% in the two fiscal quarters of 2014. These increases were due primarily to royalty revenues earned on higher franchise same store sales and higher domestic Company-owned same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations increased $0.3 million, up 0.4% in the second quarter of 2014, and $1.7 million, up 1.0% in the two fiscal quarters of 2014. These increases were due primarily to higher same store sales during the second quarter and two fiscal quarters of 2014, offset in part by the sale of 14 company-owned stores to a franchisee in the first quarter of 2014. Domestic Company-owned same store sales increased 3.5% in the second quarter of 2014, and 2.5% in the two fiscal quarters of 2014. This compared to an increase of 5.7% in the second quarter of 2013, and 5.3% in the two fiscal quarters of 2013.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $3.8 million, up 8.0% in the second quarter of 2014, and $6.0 million, up 6.0% in the two fiscal quarters of 2014. These increases were due primarily to higher domestic franchise same store sales, and to a lesser extent, an increase in the average number of domestic franchise stores open during 2014. Domestic franchise same store sales increased 5.5% in the second quarter of 2014, and 5.4% in the two fiscal quarters of 2014. This compared to an increase of 6.8% in the second quarter of 2013, and 6.6% in the two fiscal quarters of 2013.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations increased $24.3 million, up 10.4% in the second quarter of 2014, and $50.3 million, up 10.8% in the two fiscal quarters of 2014. These increases were due primarily to higher overall commodity prices, including cheese and meats, and higher volumes as a result of increased order counts at the store level. The published cheese block price-per-pound averaged $2.20 in the second quarter of 2014 and $2.18 in the two fiscal quarters of 2014, up from $1.77 in the second quarter of 2013 and $1.72 in the two fiscal quarters of 2013. We estimate that the higher cheese block price (passed through directly in domestic supply chain pricing to franchisees) resulted in an approximate $9.0 million increase in domestic supply chain revenues during the second quarter of 2014, and an $18.7 million increase in revenues in the two fiscal quarters of 2014.

International Revenues

	Second Quarter of 2014		Second Quarter of 2013		Two Fiscal Quarters of 2014		Two Fiscal Quarters of 2013
International royalty and other	$34.7	55.9%	$30.2	55.9%	$68.4	55.8%	$60.1	55.8%
International supply chain	27.4	44.1%	23.8	44.1%	54.1	44.2%	47.6	44.2%

International	$62.1	100.0%	$54.0	100.0%	$122.5	100.0%	$107.7	100.0%

International revenues primarily consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $8.1 million, up 14.9% in the second quarter of 2014, and $14.8 million, up 13.7% in the two fiscal quarters of 2014. These increases were due primarily to higher international royalty and other revenues as well as higher international supply chain revenues as discussed below.

Revenues from international royalties and other increased $4.5 million, up 14.9% in the second quarter of 2014, and $8.3 million, up 13.8% in the two fiscal quarters of 2014. These increases were due primarily to higher same store sales and an increase in the average number of international stores open during 2014. These increases were offset in part by the negative impact of changes in foreign currency exchange rates of approximately $0.3 million in the second quarter of 2014 and $1.5 million in the two fiscal quarters of 2014 caused by the stronger dollar when compared to the currencies in the international markets in which we compete. When excluding the impact of foreign currency exchange rates, same store sales increased 7.7% in the second quarter of 2014, and 7.5% in the two fiscal quarters of 2014. This compared to an increase of 5.8% in the second quarter of 2013, and 6.2% in the two fiscal quarters of 2013. When including the impact of foreign currency exchange rates, same store sales increased 7.6% in the second quarter of 2014 and 5.6% in the two fiscal quarters of 2014. This compared to an increase of 3.9% in the second quarter of 2013, and 4.2% in the two fiscal quarters of 2013. The variance in our same store sales when including the impact of foreign currency exchange rates in 2014 was caused by the stronger dollar when compared to the currencies in the international markets in which we compete.

Revenues from international supply chain operations increased $3.6 million, up 15.1% in the second quarter of 2014, and $6.5 million, up 13.7% in the two fiscal quarters of 2014 due primarily to higher volumes.

Cost of Sales / Operating Margin

	Second Quarter of 2014		Second Quarter of 2013		Two Fiscal Quarters of 2014		Two Fiscal Quarters of 2013
Consolidated revenues	$450.5	100.0%	$414.0	100.0%	$904.3	100.0%	$831.6	100.0%
Consolidated cost of sales	315.8	70.1%	288.0	69.6%	632.6	70.0%	575.8	69.2%

Consolidated operating margin	$134.6	29.9%	$126.0	30.4%	$271.7	30.0%	$255.8	30.8%

Cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of cost of sales primarily include food, labor and occupancy costs.

The operating margin, which we define as revenues less cost of sales, increased $8.6 million, up 6.9% in the second quarter of 2014, and $15.9 million, up 6.2% in the two fiscal quarters of 2014. These increases in the operating margin were due primarily to higher domestic and international franchise revenues and higher supply chain volumes. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the operating margin decreased 0.5 percentage points in the second quarter of 2014 and 0.8 percentage points in the two fiscal quarters of 2014 due primarily to higher overall commodity prices, including cheese and meats, and lower Company-owned stores operating margins.

As indicated above, the operating margin as a percentage of revenues was negatively impacted by higher cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2014 average cheese prices had been in effect during 2013, the impact on supply chain margins would have caused the operating margin for the second quarter of 2013 to be approximately 29.8% of revenues versus the reported 30.4% and approximately 30.1% of revenues for the two fiscal quarters of 2013 versus the reported 30.8%. However, the dollar margins for those same periods would have been unaffected.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Second Quarter of 2014		Second Quarter of 2013		Two Fiscal Quarters of 2014		Two Fiscal Quarters of 2013
Revenues	$78.8	100.0%	$78.5	100.0%	$161.3	100.0%	$159.6	100.0%
Cost of sales	60.7	77.0%	59.5	75.8%	123.5	76.6%	120.8	75.7%

Store operating margin	$18.1	23.0%	$19.0	24.2%	$37.8	23.4%	$38.8	24.3%

The domestic Company-owned store operating margin, which does not include certain store-level costs such as royalties and advertising, decreased $0.9 million, down 4.6% in the second quarter of 2014, and $1.0 million, down 2.7% in the two fiscal quarters of 2014. These decreases were due primarily to higher food costs, offset in part by higher same store sales.

As a percentage of store revenues, the store operating margin decreased 1.2 percentage points in the second quarter of 2014 and 0.9 percentage points in the two fiscal quarters of 2014.

Food costs increased 0.9 percentage points to 28.7% in the second quarter of 2014, and 0.8 percentage points in the two fiscal quarters of 2014 to 28.5% due primarily to higher cheese, meat and other commodity prices. The cheese block price per pound averaged $2.20 in the second quarter of 2014 and $2.18 in the two fiscal quarters of 2014. This compared to $1.77 in the second quarter of 2013 and $1.72 in the two fiscal quarters of 2013.

Occupancy costs (which include rent, telephone, utilities and depreciation) increased 0.4 percentage points to 9.2% in the second quarter of 2014 and 0.3 percentage points to 9.1% in the two fiscal quarters of 2014, due primarily to slightly higher depreciation and telephone costs per store.

Insurance costs remained flat at 2.8% in the second quarter of 2014 and decreased 0.1 percentage points to 2.8% in the two fiscal quarters of 2014.

Labor and related costs decreased 0.3 percentage points to 27.9% in both the second quarter and two fiscal quarters of 2014 due primarily to leveraging higher sales per store.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	Second Quarter of 2014		Second Quarter of 2013		Two Fiscal Quarters of 2014		Two Fiscal Quarters of 2013
Revenues	$257.6	100.0%	$233.3	100.0%	$515.1	100.0%	$464.8	100.0%
Cost of sales	230.7	89.6%	207.3	88.9%	461.1	89.5%	412.7	88.8%

Supply Chain operating margin	$26.9	10.4%	$26.0	11.1%	$54.0	10.5%	$52.1	11.2%

The domestic supply chain operating margin increased $0.9 million, up 3.3% in the second quarter of 2014, and $1.9 million, up 3.7% in the two fiscal quarters of 2014. These increases were due primarily to higher volumes resulting from higher order counts at the store level.

As a percentage of supply chain revenues, the supply chain operating margin decreased 0.7 percentage points in both the second quarter of 2014 and the two fiscal quarters of 2014 as compared to the prior year periods. These decreases were due primarily to higher cheese, meat and other commodity costs, offset in part by the positive impact of higher volumes. Increases in certain food prices have a negative effect on the domestic supply chain operating margin percent due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2014 cheese prices been in effect during 2013, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.7% for the second quarter of 2013 versus the reported 11.1% and approximately 10.8% for the two fiscal quarters of 2013 versus the reported 11.2%. However, the dollar margins for those same periods would have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $1.2 million, up 2.2% in the second quarter of 2014, and decreased $0.3 million, down 0.3% in the two fiscal quarters of 2014. The increase in the second quarter of 2014 was due primarily to our ongoing expenditures on technology and international initiatives. The decrease in the two fiscal quarters of 2014 was due primarily to a $1.7 million pre-tax gain on the sale of 14 Company-owned stores, the non-recurrence of the 2013 $1.8 million reimbursement to our national advertising fund related to their historical costs to support the Company’s gift card program, and a decrease in non-cash compensation expense of $2.2 million, partially offset by increased expenditures on technology and international initiatives.

Interest Expense

Interest expense decreased $0.6 million to $19.9 million in the second quarter of 2014, and $1.2 million to $40.2 million in the two fiscal quarters of 2014. These decreases were due primarily to an average lower debt balance during the second quarter and the two fiscal quarters of 2014 compared to the same periods in 2013 and lower fees from the cash collateralization of outstanding letters of credit.

The Company’s cash borrowing rate declined 0.1 percentage points to 5.3% for both the second quarter of 2014 and the two fiscal quarters of 2014 compared to the prior year periods.

Provision for Income Taxes

Provision for income taxes increased $2.9 million to $23.1 million in the second quarter of 2014, and $6.1 million to $46.5 million in the two fiscal quarters of 2014, due primarily to higher pre-tax income. The increase for the two fiscal quarters of 2014 was offset in part by a reversal of a deferred tax valuation allowance of approximately $0.3 million recognized in connection with the sale of 14 Company-owned stores. The effective tax rate decreased 0.2 percentage points to 37.5% during the second quarter of 2014, from 37.7% in the comparable period in 2013. The effective tax rate decreased 0.3 percentage points to 37.1% during the two fiscal quarters of 2014, from 37.4% in the comparable period in 2013.

Liquidity and Capital Resources

As of June 15, 2014, we had working capital of $30.3 million, excluding restricted cash and cash equivalents of $74.7 million, and including unrestricted cash and cash equivalents of $15.3 million. Historically, we have operated with minimal positive working capital, or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with servicing our debt obligations, paying our quarterly dividend, investing in our business and repurchasing our common stock, all of which are generally funded by cash flows from operations, also reduce our working capital amounts. As of June 15, 2014, we had approximately $53.8 million of restricted cash held for future principal and interest payments and $20.9 million of restricted cash held in a three month interest reserve as required by the related debt agreements, for a total of $74.7 million of restricted cash and cash equivalents.

As of June 15, 2014, we had approximately $1.52 billion of long-term debt, of which $0.5 million was classified as a current liability. Our fixed rate notes have scheduled principal amortization payments of $23.6 million in 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. In accordance with our debt agreements, once we meet certain conditions, including maximum leverage ratios as defined of less than 4.5x, we may elect to not make the scheduled principal amortization payments. If one of the defined leverage ratios subsequently exceeds 4.5x, we must make-up the payments we had elected not to make out of future cash flows. During the second quarter of 2014, we met the maximum leverage ratios of less than 4.5x, and we intend to suspend our future debt amortization payments starting in the third quarter of 2014. Accordingly, we reclassified approximately $23.6 million from current portion of long-term debt to long-term debt.

As of June 15, 2014, we had $42.1 million of outstanding letters of credit and $57.9 million of available capacity under our $100.0 million variable funding notes. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. However, our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes.

During the second quarter and two fiscal quarters of 2014, the Company repurchased and retired 687,750 and 909,231 shares of common stock for a total of approximately $49.9 million and $65.0 million, respectively. As of June 15, 2014, we had approximately $150.1 million remaining for future share repurchases under the current Board of Directors approved $200.0 million open market share repurchase program. Subsequent to the second quarter of 2014 and through July 15, 2014, the Company repurchased and retired an additional 5,000 shares of common stock for a total of approximately $0.4 million. We continue to maintain our flexibility to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the variable funding notes) availability under the variable funding notes for, among other things, the repurchase of shares under the current authorized program, the payment of dividends and other corporate uses.

During the two fiscal quarters of 2014, the Company paid approximately $25.1 million of common stock dividends. Additionally, during the second quarter of 2014, the Company’s Board of Directors declared a $0.25 per share dividend on its outstanding common stock for shareholders of record as of June 15, 2014 that was paid on June 30, 2014. The Company had approximately $14.4 million accrued for common stock dividends at June 15, 2014. Subsequent to the second quarter, on July 16, 2014, the Company’s Board of Directors declared a $0.25 per share quarterly dividend for shareholders of record as of September 15, 2014 to be paid on September 30, 2014.

During the second quarter and two fiscal quarters of 2014, we experienced strong increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international business continued to grow store counts in the second quarter and two fiscal quarters of 2014. These factors have contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. The Company believes its current unrestricted cash and cash equivalents balance and its expected cash flows from operations will be sufficient to fund operations for at least the next twelve months. We did not have any material commitments for capital expenditures as of June 15, 2014.

Cash provided by operating activities was $60.8 million in the two fiscal quarters of 2014 compared to $66.8 million in the two fiscal quarters of 2013. The $6.0 million decrease was due primarily to an $8.8 million net change in operating assets and liabilities, mainly from the timing of payments of current operating liabilities. This decrease was partially offset by a $2.8 million increase in net income, excluding non-cash adjustments versus the prior year period, resulting primarily from our improved operating performance.

Cash provided by investing activities was $35.7 million in the two fiscal quarters of 2014 and cash used in investing activities was $7.9 million in the two fiscal quarters of 2013. The $43.6 million change was due primarily to a $50.4 million change in restricted cash and cash equivalents mainly as a result of the payment of the third quarter 2013 dividend that was included as restricted cash at the end of fiscal 2013 and the withdrawal of the $42.0 million that had been pledged as collateral for outstanding letters of credit.

Cash used in financing activities was $95.6 million in the two fiscal quarters of 2014 and $72.8 million in the two fiscal quarters of 2013. The $22.8 million increase was due primarily to a $13.7 million increase in common stock dividends and equivalent payments and an $8.9 million increase in cash used to repurchase shares of the Company’s common stock versus the two fiscal quarters of 2013.

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

Forward-Looking Statements

This filing contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of and our ability to refinance our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; our reputation and the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by us, and other food-industry competitors; the ongoing level of profitability of our franchisees; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; cyber-attacks or other catastrophic events; changes in our effective tax rate; changes in foreign currency exchange rates; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. These forward-looking statements speak only as of the date of this filing, and you should not rely on such statements as representing the views of the Company as of any subsequent date. Except as required by applicable securities law, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. The Company actively monitors this exposure when present. As of June 15, 2014, we had no outstanding variable funding note borrowings and $57.9 million available for borrowing, which is net of letters of credit of $42.1 million. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until January 2019. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Total revenues of approximately 13.8% in the second quarter of 2014, 13.0% in the second quarter of 2013, 13.5% in the two fiscal quarters of 2014 and 12.9% in the two fiscal quarters of 2013 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $4.9 million in the two fiscal quarters of 2014.

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

During the quarterly period ended June 15, 2014, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #4 (March 24, 2014 to April 20, 2014)	150,419	$74.46	148,812	$188,925,524
Period #5 (April 21, 2014 to May 18, 2014)	286,168	71.95	284,600	168,448,702
Period #6 (May 19, 2014 to June 15, 2014)	256,573	72.05	254,338	150,124,738

Total	693,160	$72.53	687,750	$150,124,738

(1)	Includes 5,410 shares purchased as part of the Company’s employee stock purchase discount plan. During the second quarter, the shares were purchased at an average price of $74.09. All of the remaining shares presented were purchased pursuant to the publicly announced program.

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

DOMINO’S PIZZA, INC.
(Registrant)

Date: July 22, 2014	/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer