Form 10-Q
period 2014-09-07
DOMINOS PIZZA INC
filed 2014-10-14
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 7, 2014

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

Yes  ☐    No  ☒

As of October 7, 2014, Domino’s Pizza, Inc. had 55,005,780 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

		December 29, 2013
(In thousands)	September 7, 2014	(Note)
Assets
Current assets:
Cash and cash equivalents	$30,936	$14,383
Restricted cash and cash equivalents	73,592	125,453
Accounts receivable	103,540	105,779
Inventories	35,213	30,321
Prepaid expenses and other	21,846	20,199
Advertising fund assets, restricted	60,111	44,695
Deferred income taxes	8,086	10,710

Total current assets	333,324	351,540

Property, plant and equipment:
Land and buildings	25,995	23,423
Leasehold and other improvements	96,325	90,508
Equipment	182,540	174,667
Construction in progress	3,042	8,900

	307,902	297,498
Accumulated depreciation and amortization	(207,411)	(199,914)

Property, plant and equipment, net	100,491	97,584

Other assets:
Deferred financing costs	24,647	28,693
Goodwill	16,109	16,598
Capitalized software	18,700	14,464
Other assets	14,899	13,209
Deferred income taxes	2,713	3,167

Total other assets	77,068	76,131

Total assets	$510,883	$525,255

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$549	$24,144
Accounts payable	73,942	83,408
Dividends payable	14,111	11,849
Insurance reserves	13,880	13,297
Advertising fund liabilities	60,111	44,695
Other accrued liabilities	57,793	77,218

Total current liabilities	220,386	254,611

Long-term liabilities:
Long-term debt, less current portion	1,523,740	1,512,299
Insurance reserves	26,030	25,528
Deferred income taxes	5,455	7,827
Other accrued liabilities	17,014	15,192

Total long-term liabilities	1,572,239	1,560,846

Stockholders’ deficit:
Common stock	549	558
Additional paid-in capital	1,036	669
Retained deficit	(1,280,993)	(1,289,445)
Accumulated other comprehensive loss	(2,334)	(1,984)

Total stockholders’ deficit	(1,281,742)	(1,290,202)

Total liabilities and stockholders’ deficit	$510,883	$525,255

Note: The balance sheet at December 29, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7,	September 8,	September 7,	September 8,
(In thousands, except per share data)	2014	2013	2014	2013
Revenues:
Domestic Company-owned stores	$77,644	$75,923	$238,915	$235,526
Domestic franchise	51,858	47,846	157,317	147,330
Domestic supply chain	254,820	226,315	769,899	691,154
International	62,246	53,966	184,752	161,666

Total revenues	446,568	404,050	1,350,883	1,235,676

Cost of sales:
Domestic Company-owned stores	59,754	58,662	183,262	179,466
Domestic supply chain	228,422	203,004	689,487	615,736
International	24,878	21,750	72,933	64,047

Total cost of sales	313,054	283,416	945,682	859,249

Operating margin	133,514	120,634	405,201	376,427
General and administrative	56,573	53,858	162,722	160,286

Income from operations	76,941	66,776	242,479	216,141
Interest income	22	24	80	97
Interest expense	(19,974)	(20,347)	(60,151)	(61,718)

Income before provision for income taxes	56,989	46,453	182,408	154,520
Provision for income taxes	21,371	15,821	67,854	56,198

Net income	$35,618	$30,632	$114,554	$98,322

Earnings per share:
Common stock – basic	$0.65	$0.56	$2.08	$1.77
Common stock – diluted	0.63	0.53	2.01	1.70
Dividends declared per share	$0.25	$0.20	$0.75	$0.60

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7,	September 8,	September 7,	September 8,
(In thousands)	2014	2013	2014	2013
Net income	$35,618	$30,632	$114,554	$98,322
Other comprehensive income (loss), before tax:
Currency translation adjustment	(5)	175	(790)	85
Tax attributes of items in other comprehensive income (loss):
Currency translation adjustment	29	(49)	440	34

Other comprehensive income (loss), net of tax	24	126	(350)	119

Comprehensive income	$35,642	$30,758	$114,204	$98,441

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
	September 7,	September 8,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$114,554	$98,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,024	17,480
Gains on sale/disposal of assets	(1,381)	(71)
Amortization of deferred financing costs	4,046	4,264
Provision for deferred income taxes	1,008	6,031
Non-cash compensation expense	11,897	14,866
Tax impact from equity-based compensation	(10,899)	(12,025)
Other	(888)	(1,283)
Changes in operating assets and liabilities	(19,476)	(23,009)

Net cash provided by operating activities	118,885	104,575

Cash flows from investing activities:
Capital expenditures	(30,983)	(20,286)
Proceeds from sale of assets	5,802	3,184
Changes in restricted cash	51,861	(3,273)
Other	(1,365)	1,539

Net cash provided by (used in) investing activities	25,315	(18,836)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(12,152)	(18,268)
Proceeds from exercise of stock options	3,094	5,804
Tax impact from equity-based compensation	10,899	12,025
Purchases of common stock	(82,407)	(76,892)
Tax payments for restricted stock upon vesting	(7,889)	(7,888)
Payments of common stock dividends and equivalents	(39,208)	(23,223)

Net cash used in financing activities	(127,663)	(108,442)

Effect of exchange rate changes on cash and cash equivalents	16	(31)

Change in cash and cash equivalents	16,553	(22,734)
Cash and cash equivalents, at beginning of period	14,383	54,813

Cash and cash equivalents, at end of period	$30,936	$32,079

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 7, 2014

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

In the opinion of the Company, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 7, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2014.

2. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended September 7, 2014 and September 8, 2013
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2014	$129,502	$278,445	$62,246	$(23,625)	$—	$446,568
2013	123,769	248,299	53,966	(21,984)	—	404,050
Income from operations –
2014	$43,000	$20,523	$30,717	N/A	$(17,299)	$76,941
2013	39,719	17,426	25,953	N/A	(16,322)	66,776
Segment Income –
2014	$44,761	$22,453	$30,907	N/A	$(10,110)	$88,011
2013	41,205	19,370	26,052	N/A	(8,939)	77,688

	Three Fiscal Quarters Ended September 7, 2014 and September 8, 2013
	Domestic Stores	Domestic Supply Chain	International	Intersegment Revenues	Other	Total
Revenues –
2014	$396,232	$842,031	$184,752	$(72,132)	$—	$1,350,883
2013	382,856	758,901	161,666	(67,747)	—	1,235,676
Income from operations –
2014	$135,105	$62,521	$92,205	N/A	$(47,352)	$242,479
2013	125,882	58,250	79,567	N/A	(47,558)	216,141
Segment Income –
2014	$138,413	$68,364	$92,320	N/A	$(26,078)	$273,019
2013	130,253	63,893	79,601	N/A	(25,331)	248,416

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7, 2014	September 8, 2013	September 7, 2014	September 8, 2013
Total Segment Income	$88,011	$77,688	$273,019	$248,416
Depreciation and amortization	(6,947)	(6,072)	(20,024)	(17,480)
(Loss) gain on sale/disposal of assets	(306)	(214)	1,381	71
Non-cash compensation expense	(3,817)	(4,626)	(11,897)	(14,866)

Income from operations	76,941	66,776	242,479	216,141
Interest income	22	24	80	97
Interest expense	(19,974)	(20,347)	(60,151)	(61,718)

Income before provision for income taxes	$56,989	$46,453	$182,408	$154,520

3. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7, 2014	September 8, 2013	September 7, 2014	September 8, 2013
Net income available to common stockholders – basic and diluted	$35,618	$30,632	$114,554	$98,322

Basic weighted average number of shares	54,620,539	55,065,450	54,949,257	55,427,070
Earnings per share – basic	$0.65	$0.56	$2.08	$1.77
Weighted average diluted number of shares	56,610,608	57,345,677	57,030,669	57,831,660
Earnings per share – diluted	$0.63	$0.53	$2.01	$1.70

The denominators used in calculating diluted earnings per share for common stock for both the third quarter and three fiscal quarters of 2014 do not include 335,420 options to purchase common stock as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for common stock for the third quarter and three fiscal quarters of 2013 do not include 152,340 and 500,180 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive.

4. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the three fiscal quarters of 2014.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 29, 2013	55,768,672	$558	$669	$(1,289,445)	$(1,984)
Net income	—	—	—	114,554	—
Common stock dividends	—	—	—	(41,339)	—
Issuance of common stock, net	105,161	1	—	—	—
Tax payments for restricted stock upon vesting	(104,594)	(1)	(7,888)	—	—
Purchases of common stock	(1,151,931)	(12)	(17,632)	(64,763)	—
Exercise of stock options	328,055	3	3,091	—	—
Tax impact from equity-based compensation	—	—	10,899	—	—
Non-cash compensation expense	—	—	11,897	—	—
Currency translation adjustment, net of tax	—	—	—	—	(350)

Balance at September 7, 2014	54,945,363	$549	$1,036	$(1,280,993)	$(2,334)

5. Dividends

During the three fiscal quarters of 2014, the Company paid approximately $39.2 million of common stock dividends. Additionally, during the third quarter of 2014, the Company’s Board of Directors declared a $0.25 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2014 that was paid on September 30, 2014. The Company had approximately $14.1 million accrued for common stock dividends at September 7, 2014.

On October 8, 2014, the Company’s Board of Directors declared a $0.25 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 15, 2014 to be paid on December 30, 2014.

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

The approximately $2.3 million of accumulated other comprehensive loss at September 7, 2014 and the approximately $2.0 million of accumulated other comprehensive loss at December 29, 2013 represent currency translation adjustments, net of tax. There were no reclassifications out of accumulated other comprehensive loss to net income in the three fiscal quarters of 2014 or the three fiscal quarters of 2013.

7. Open Market Share Repurchase Program

During the third quarter of 2014, the Company repurchased and retired 242,700 shares of common stock for a total of approximately $17.4 million, and during the three fiscal quarters of 2014, the Company repurchased and retired 1,151,931 shares of common stock for a total of approximately $82.4 million. As of September 7, 2014, the Company had approximately $132.7 million remaining for future share repurchases under its Board of Directors approved $200.0 million open market share repurchase program.

During the third quarter and three fiscal quarters of 2013, the Company repurchased and retired 351,085 and 1,369,232 shares of common stock for a total of approximately $20.8 million and $76.9 million, respectively, under the Company’s open market share repurchase program.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at September 7, 2014 and December 29, 2013:

	At September 7, 2014
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$21,108	$21,108	$—	$—
Restricted cash equivalents	54,834	54,834	—	—
Investments in marketable securities	4,365	4,365	—	—

	At December 29, 2013
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$5,303	$5,303	$—	$—
Restricted cash equivalents	93,608	93,608	—	—
Investments in marketable securities	3,269	3,269	—	—

At September 7, 2014, the Company estimates that the $1.522 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.604 billion, and at December 29, 2013 the $1.534 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.643 billion. The fixed rate notes are classified as a Level 2 measurement, as the Company estimated the fair value amount by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented here are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

10. Subsequent Event

During the third quarter of 2014, the Company received approval from its Board of Directors to replace its corporate airplane with a newer model used airplane. Subsequent to the quarter, a purchase agreement was executed to purchase the newer airplane for approximately $20.0 million, including taxes and transfer fees. This purchase will be a capital expenditure in the fourth quarter and will be paid for in cash.

Additionally, during the third quarter of 2014, its Board of Directors approved the sale of the existing corporate airplane, which the Company began actively marketing in the fourth quarter of 2014. As a result of these actions, the Company estimates that it will classify its existing airplane as held for sale and record approximately $6.0 million of pre-tax expense in the fourth quarter of 2014 to reduce the asset to its fair value less cost to sell. This impairment loss will be recorded in general and administrative expenses on the consolidated statement of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Unaudited; tabular amounts in millions, except percentages and store data)

The 2014 and 2013 third quarters referenced herein represent the twelve-week periods ended September 7, 2014 and September 8, 2013, respectively. The 2014 and 2013 three fiscal quarters referenced herein represent the thirty-six-week periods ended September 7, 2014 and September 8, 2013, respectively.

Overview

We are the number one pizza delivery company in the United States based on reported consumer spending, and the second largest pizza company in the world based on number of units. We operate through a substantially franchised network of stores, located in all 50 states and in more than 75 international markets, as well as Company-owned stores, all of which are in the United States. In addition, we operate regional dough manufacturing and supply chain centers in the United States and Canada.

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

	Third Quarter of 2014		Third Quarter of 2013		Three fiscal Quarters of 2014		Three fiscal Quarters of 2013
Global retail sales growth	+13.8%		+7.4%		+11.4%		+8.7%
Same store sales growth:
Domestic Company-owned stores	+6.1%		+4.6%		+3.7%		+5.1%
Domestic franchise stores	+7.8%		+5.5%		+6.2%		+6.2%

Domestic stores	+7.7%		+5.4%		+6.0%		+6.1%
International stores (excluding foreign currency impact)	+7.1%		+5.0%		+7.4%		+5.8%
Store counts (at end of period):
Domestic Company-owned stores	376		390
Domestic franchise stores	4,640		4,549

Domestic stores	5,016		4,939
International stores	6,265		5,627

Total stores	11,281		10,566

Income statement data:
Total revenues	$446.6	100.0%	$404.1	100.0%	$1,350.9	100.0%	$1,235.7	100.0%
Cost of sales	313.1	70.1%	283.4	70.1%	945.7	70.0%	859.2	69.5%
General and administrative	56.6	12.7%	53.9	13.3%	162.7	12.0%	160.3	13.0%

Income from operations	76.9	17.2%	66.8	16.6%	242.5	18.0%	216.1	17.5%
Interest expense, net	(20.0)	(4.4)%	(20.3)	(5.1)%	(60.1)	(4.5)%	(61.6)	(5.0)%

Income before provision for income taxes	57.0	12.8%	46.5	11.5%	182.4	13.5%	154.5	12.5%
Provision for income taxes	21.4	4.8%	15.8	3.9%	67.9	5.0%	56.2	4.5%

Net income	$35.6	8.0%	$30.6	7.6%	$114.6	8.5%	$98.3	8.0%

During the third quarter and three fiscal quarters of 2014, we experienced robust domestic same store sales increases, driven by our continued consumer offerings of high quality food at value pricing with effective marketing. Our innovative digital platforms and technology also contributed to those increases, as we believe that our platforms and technology provide us with a competitive advantage. Internationally, we achieved robust same store sales in both the third quarter and three fiscal quarters of 2014. International store growth continued to be strong during the third quarter, as we opened a net 146 stores, bringing the year-to-date total to a net 365 stores opened. We believe that our strong global brand and the factors described above drove our results for the third quarter and three fiscal quarters of 2014, and we intend to further grow our business by continuing to focus on operational excellence, effective marketing, industry-leading technology platforms and delivering high quality food and service to our customers.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, rose 13.8% in the third quarter of 2014, and 11.4% in the three fiscal quarters of 2014. These increases were driven primarily by domestic and international same store sales growth, as well as expansion of our worldwide store counts during the trailing four quarters. Foreign currency exchange rates had a positive impact during the third quarter of 2014, but negatively impacted global retail sales for the three fiscal quarters of 2014. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products and marketing. International same store sales growth reflected continued strong performance.

Revenues increased $42.5 million, up 10.5% in the third quarter of 2014, and $115.2 million, up 9.3% in the three fiscal quarters of 2014 due primarily to higher domestic supply chain revenues from an increase in supply chain center volumes combined with higher cheese prices as well as increased sales of equipment and supplies to stores in connection with our store reimaging program. Higher international and domestic store revenues also contributed to the increases in revenues as a result of higher same store sales and store count growth. These changes in revenues are described in more detail below.

Income from operations increased $10.1 million, up 15.2% in the third quarter of 2014, and $26.4 million, up 12.2% in the three fiscal quarters of 2014. These increases were driven primarily by higher royalty revenues from both domestic and international franchise stores and higher domestic supply chain profits driven primarily by higher volumes. Additionally, the three fiscal quarters of 2014 benefited from a $1.7 million pre-tax gain on the sale of 14 Company-owned stores.

Net income increased $5.0 million, up 16.3% in the third quarter of 2014, and $16.3 million, up 16.5% in the three fiscal quarters of 2014. These increases were driven by domestic and international same store sales growth, international store count growth and higher domestic supply chain profits and were offset in part by a higher effective tax rate in third quarter of 2014. Additionally, the three fiscal quarters of 2014 benefited from a $1.4 million positive impact from the sale of 14 Company-owned stores and the associated reversal of a deferred tax asset valuation allowance during the first quarter of 2014.

Revenues

	Third Quarter of 2014		Third Quarter of 2013		Three fiscal Quarters of 2014		Three fiscal Quarters of 2013
Domestic Company-owned stores	$77.6	17.4%	$75.9	18.8%	$238.9	17.7%	$235.5	19.1%
Domestic franchise	51.9	11.6%	47.8	11.8%	157.3	11.6%	147.3	11.9%
Domestic supply chain	254.8	57.1%	226.3	56.0%	769.9	57.0%	691.2	55.9%
International	62.2	13.9%	54.0	13.4%	184.8	13.7%	161.7	13.1%

Total revenues	$446.6	100.0%	$404.1	100.0%	$1,350.9	100.0%	$1,235.7	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties from our domestic and international franchise stores and sales of food, equipment and supplies from our supply chain centers to substantially all of our domestic franchise stores and certain international franchise stores. Company-owned store and franchise store revenues may vary significantly from period to period due to changes in store count mix, while supply chain revenues may vary significantly as a result of fluctuations in commodity prices.

Domestic Stores Revenues

	Third Quarter of 2014		Third Quarter of 2013		Three fiscal Quarters of 2014		Three fiscal Quarters of 2013
Domestic Company-owned stores	$77.6	60.0%	$75.9	61.3%	$238.9	60.3%	$235.5	61.5%
Domestic franchise	51.9	40.0%	47.8	38.7%	157.3	39.7%	147.3	38.5%

Domestic stores	$129.5	100.0%	$123.8	100.0%	$396.2	100.0%	$382.9	100.0%

Domestic stores revenues increased $5.7 million, up 4.6% in the third quarter of 2014, and $13.3 million, up 3.5% in the three fiscal quarters of 2014. These increases were due primarily to royalty revenues earned on higher franchise same store sales and higher domestic Company-owned same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations increased $1.7 million, up 2.3% in the third quarter of 2014, and $3.4 million, up 1.4% in the three fiscal quarters of 2014. These increases were due primarily to higher same store sales during the third quarter and three fiscal quarters of 2014, offset in part by the sale of 14 company-owned stores to a franchisee in the first quarter of 2014. Domestic Company-owned same store sales increased 6.1% in the third quarter of 2014, and 3.7% in the three fiscal quarters of 2014. This compared to an increase of 4.6% in the third quarter of 2013, and 5.1% in the three fiscal quarters of 2013.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $4.1 million, up 8.4% in the third quarter of 2014, and $10.0 million, up 6.8% in the three fiscal quarters of 2014. These increases were due primarily to higher domestic franchise same store sales, and to a lesser extent, an increase in the average number of domestic franchise stores open during 2014. Domestic franchise same store sales increased 7.8% in the third quarter of 2014, and 6.2% in the three fiscal quarters of 2014. This compared to an increase of 5.5% in the third quarter of 2013, and 6.2% in the three fiscal quarters of 2013.

Domestic Supply Chain Revenues

Revenues from domestic supply chain operations increased $28.5 million, up 12.6% in the third quarter of 2014, and $78.7 million, up 11.4% in the three fiscal quarters of 2014. These increases were due primarily to higher volumes in the supply chain centers and elevated commodity prices, specifically cheese, as well as increased sales of equipment and supplies to stores as our store reimaging program accelerates. The published cheese block price-per-pound averaged $2.04 in the third quarter of 2014 and $2.13 in the three fiscal quarters of 2014, up from $1.72 in both the third quarter and three fiscal quarters of 2013. We estimate that the higher cheese block price (passed through directly in domestic supply chain pricing to franchisees) resulted in an approximate $6.1 million increase in domestic supply chain revenues during the third quarter of 2014, and a $24.7 million increase in revenues in the three fiscal quarters of 2014.

International Revenues

	Third Quarter of 2014		Third Quarter of 2013		Three fiscal Quarters of 2014		Three fiscal Quarters of 2013
International royalty and other	$34.6	55.6%	$29.6	54.7%	$103.0	55.7%	$89.6	55.4%
International supply chain	27.7	44.4%	24.4	45.3%	81.8	44.3%	72.1	44.6%

International	$62.2	100.0%	$54.0	100.0%	$184.8	100.0%	$161.7	100.0%

International revenues primarily consist of royalties from our international franchise stores and international supply chain sales. Revenues from international operations increased $8.2 million, up 15.3% in the third quarter of 2014, and $23.1 million, up 14.3% in the three fiscal quarters of 2014. These increases were due primarily to higher international royalty and other revenues as well as higher international supply chain revenues as discussed below.

Revenues from international royalties and other increased $5.0 million, up 17.1% in the third quarter of 2014, and $13.4 million, up 14.9% in the three fiscal quarters of 2014. These increases were due primarily to higher same store sales and an increase in the average number of international stores open during 2014. Foreign currency exchange rates also had a positive impact of $0.6 million in the third quarter of 2014. For the three fiscal quarters of 2014, foreign currency exchange rates had a negative impact of approximately $0.9 million. When excluding the impact of foreign currency exchange rates, same store sales increased 7.1% in the third quarter of 2014, and 7.4% in the three fiscal quarters of 2014. This compared to an increase of 5.0% in the third quarter of 2013, and 5.8% in the three fiscal quarters of 2013. When including the impact of foreign currency exchange rates, same store sales increased 9.8% in the third quarter of 2014, and 7.0% in the three fiscal quarters of 2014. This compared to an increase of 0.4% in the third quarter of 2013, and 2.9% in the three fiscal quarters of 2013. The increase in our same store sales when including the impact of foreign currency exchange rates in third quarter of 2014 was caused by a weaker dollar when compared to the currencies in the international markets in which we compete, while a stronger dollar in the three fiscal quarters of 2014 led to a decrease in our same store sales when including the impact of foreign currency exchange rates.

Revenues from international supply chain operations increased $3.3 million, up 13.2% in the third quarter of 2014, and $9.7 million, up 13.5% in the three fiscal quarters of 2014 due primarily to higher volumes. These increases were offset in part the negative impact of foreign currency exchange rates of $1.0 million in the third quarter of 2014 and $4.7 million in the three fiscal quarters of 2014.

Cost of Sales / Operating Margin

	Third Quarter of 2014		Third Quarter of 2013		Three fiscal Quarters of 2014		Three fiscal Quarters of 2013
Consolidated revenues	$446.6	100.0%	$404.1	100.0%	$1,350.9	100.0%	$1,235.7	100.0%
Consolidated cost of sales	313.1	70.1%	283.4	70.1%	945.7	70.0%	859.2	69.5%

Consolidated operating margin	$133.5	29.9%	$120.6	29.9%	$405.2	30.0%	$376.4	30.5%

Cost of sales consists primarily of domestic Company-owned store and domestic supply chain costs incurred to generate related revenues. Components of cost of sales primarily include food, labor and occupancy costs.

The operating margin, which we define as revenues less cost of sales, increased $12.9 million, up 10.7% in the third quarter of 2014, and $28.8 million, up 7.6% in the three fiscal quarters of 2014. These increases in the operating margin were due primarily to higher domestic and international franchise revenues and higher supply chain volumes. Franchise revenues do not have a cost of sales component and, as such, changes in franchise revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the operating margin remained flat in the third quarter of 2014 and decreased 0.5 percentage points in the three fiscal quarters of 2014 due primarily to higher overall commodity prices, including cheese, meats and other commodity costs, and lower Company-owned stores operating margins.

As indicated above, the operating margin as a percentage of revenues was negatively impacted by higher cheese costs. Cheese price changes are a “pass-through” in domestic supply chain revenues and cost of sales and, as such, have no impact on the related operating margin as measured in dollars. However, cheese price changes do impact operating margin when measured as a percentage of revenues. For example, if the 2014 average cheese prices had been in effect during 2013, the impact on supply chain margins would have caused the operating margin for the third quarter of 2013 to be approximately 29.4% of revenues versus the reported 29.9% and approximately 29.9% of revenues for the three fiscal quarters of 2013 versus the reported 30.5%. However, the dollar margins for those same periods would have been unaffected.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Third Quarter of 2014		Third Quarter of 2013		Three fiscal Quarters of 2014		Three fiscal Quarters of 2013
Revenues	$77.6	100.0%	$75.9	100.0%	$238.9	100.0%	$235.5	100.0%
Cost of sales	59.8	77.0%	58.7	77.3%	183.3	76.7%	179.5	76.2%

Store operating margin	$17.8	23.0%	$17.3	22.7%	$55.6	23.3%	$56.1	23.8%

The domestic Company-owned store operating margin, which does not include certain store-level costs such as royalties and advertising, increased $0.5 million, up 3.6% in the third quarter of 2014, and decreased $0.5 million, down 0.7% in the three fiscal quarters of 2014. The increase in the third quarter was mainly attributable to higher same store sales, offset in part by higher food costs. The decrease in the three fiscal quarters was due primarily to higher food costs, offset in part by higher same store sales.

As a percentage of store revenues, the store operating margin increased 0.3 percentage points in the third quarter of 2014 and decreased 0.5 percentage points in the three fiscal quarters of 2014.

Food costs remained flat at 27.9% in the third quarter of 2014, and increased 0.5 percentage points in the three fiscal quarters of 2014 to 28.3% due primarily to higher cheese, meat and other commodity prices. The cheese block price per pound averaged $2.04 in the third quarter of 2014 and $2.13 in the three fiscal quarters of 2014. This compared to $1.72 in both the third quarter and three fiscal quarters of 2013.

Labor and related costs decreased 0.2 percentage points to 28.0% in the third quarter of 2014 and decreased 0.2 percentage points to 27.9% in the three fiscal quarters of 2014 due primarily to leveraging higher sales per store.

Occupancy costs (which include rent, telephone, utilities and depreciation) decreased 0.5 percentage points to 9.5% in the third quarter of 2014 and remained flat at 9.2% in the three fiscal quarters of 2014. The decrease in the third quarter was due primarily to slightly lower rent and telephone costs per store.

Insurance costs increased by 0.1 percentage points to 2.8% in the third quarter of 2014 and remained flat at 2.8% in the three fiscal quarters of 2014.

Domestic Supply Chain Operating Margin

Domestic Supply Chain	Third Quarter of 2014		Third Quarter of 2013		Three fiscal Quarters of 2014		Three fiscal Quarters of 2013
Revenues	$254.8	100.0%	$226.3	100.0%	$769.9	100.0%	$691.2	100.0%
Cost of sales	228.4	89.6%	203.0	89.7%	689.5	89.6%	615.7	89.1%

Supply Chain operating margin	$26.4	10.4%	$23.3	10.3%	$80.4	10.4%	$75.4	10.9%

The domestic supply chain operating margin increased $3.1 million, up 13.2% in the third quarter of 2014, and $5.0 million, up 6.6% in the three fiscal quarters of 2014. These increases were due primarily to higher volumes resulting from higher order counts at the store level.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.1 percentage points in the third quarter of 2014 and decreased 0.5 percentage points in the three fiscal quarters of 2014 as compared to the prior year periods. While the operating margin was relatively flat in the third quarter of 2014, the decrease in the three fiscal quarters of 2014 was due primarily to higher cheese, meat and other commodity costs, offset in part by the positive impact of higher volumes. Increases in certain food prices have a negative effect on the domestic supply chain operating margin percent due to the fixed dollar margin earned by domestic supply chain on certain food items. Had the 2014 cheese prices been in effect during 2013, the domestic supply chain operating margin as a percentage of domestic supply chain revenues would have been approximately 10.0% for the third quarter of 2013 versus the reported 10.3% and approximately 10.5% for the three fiscal quarters of 2013 versus the reported 10.9%. However, the dollar margins for those same periods would have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $2.7 million, up 5.0% in the third quarter of 2014, and increased $2.4 million, up 1.5% in the three fiscal quarters of 2014. The increase in the third quarter of 2014 was due primarily to our ongoing expenditures on e-commerce and technology support as well as international initiatives. The increase in the three fiscal quarters of 2014 was due primarily to increased expenditures on technology and international initiatives, partially offset by a decrease in non-cash compensation expense of $3.0 million and a $1.7 million pre-tax gain on the sale of 14 Company-owned stores.

Interest Expense

Interest expense decreased $0.4 million to $20.0 million in the third quarter of 2014, and $1.6 million to $60.2 million in the three fiscal quarters of 2014. The decrease in the third quarter of 2014 was due primarily to a lower average debt balance. The decrease in the three fiscal quarters of 2014 was due to a lower average debt balance and lower fees from the cash collateralization of outstanding letters of credit.

The Company’s cash borrowing rate increased 0.1 percentage points to 5.4% for the third quarter of 2014 and remained flat at 5.3% for the three fiscal quarters of 2014.

Provision for Income Taxes

Provision for income taxes increased $5.6 million to $21.4 million in the third quarter of 2014, and $11.7 million to $67.9 million in the three fiscal quarters of 2014, due primarily to higher pre-tax income. The increase for the three fiscal quarters of 2014 was offset in part by a reversal of a deferred tax valuation allowance of approximately $0.3 million recognized in connection with the sale of 14 Company-owned stores. The effective tax rate increased 3.4 percentage points to 37.5% during the third quarter of 2014, from 34.1% in the comparable period in 2013, and increased 0.8 percentage points to 37.2% during the three fiscal quarters of 2014, from 36.4% in the comparable period in 2013. The lower effective tax rates for the third quarter and three fiscal quarters of 2013 primarily resulted from a tax benefit recorded for prior tax years in connection with the Company revising its calculation for a deduction related to its domestic dough production.

Liquidity and Capital Resources

As of September 7, 2014, we had working capital of $39.3 million, excluding restricted cash and cash equivalents of $73.6 million, and including unrestricted cash and cash equivalents of $30.9 million. Historically, we have operated with minimal positive working capital, or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with servicing our debt obligations, paying our quarterly dividend, investing in our business and repurchasing our common stock, all of which are generally funded by cash flows from operations, also reduce our working capital amounts. As of September 7, 2014, we had approximately $52.7 million of restricted cash held for future principal and interest payments and $20.9 million of restricted cash held in a three month interest reserve as required by the related debt agreements, for a total of $73.6 million of restricted cash and cash equivalents.

As of September 7, 2014, we had approximately $1.52 billion of long-term debt, of which $0.5 million was classified as a current liability. Our fixed rate notes have original scheduled principal amortization payments of $23.6 million in 2014, $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. In accordance with our debt agreements, once we meet certain conditions, including maximum leverage ratios as defined of less than 4.5x, we may elect to not make the scheduled principal amortization payments. If one of the defined leverage ratios subsequently exceeds 4.5x, we must make-up the payments we had elected not to make out of future cash flows. During the second quarter of 2014, we met the maximum leverage ratios of less than 4.5x, and, in accordance with our debt agreements, suspended our debt amortization payment in the third quarter of 2014. We continued to meet the maximum leverage ratios of less than 4.5x in the third quarter of 2014 and will suspend our future debt amortization payments in accordance with our debt agreements.

As of September 7, 2014, we had $40.2 million of outstanding letters of credit and $59.8 million of available capacity under our $100.0 million variable funding notes. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. However, our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes.

During the third quarter and three fiscal quarters of 2014, the Company repurchased and retired 242,700 and 1,151,931 shares of common stock for a total of approximately $17.4 million and $82.4 million, respectively. As of September 7, 2014, we had approximately $132.7 million remaining for future share repurchases under the current Board of Directors approved $200.0 million open market share repurchase program. We continue to maintain our flexibility to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the variable funding notes) availability under the variable funding notes for, among other things, the repurchase of shares under the current authorized program, the payment of dividends and other corporate uses.

During the three fiscal quarters of 2014, the Company paid approximately $39.2 million of common stock dividends. Additionally, during the third quarter of 2014, the Company’s Board of Directors declared a $0.25 per share dividend on its outstanding common stock for shareholders of record as of September 15, 2014 that was paid on September 30, 2014. The Company had approximately $14.1 million accrued for common stock dividends at September 7, 2014. Subsequent to the third quarter, on October 8, 2014, the Company’s Board of Directors declared a $0.25 per share quarterly dividend for shareholders of record as of December 15, 2014 to be paid on December 30, 2014.

During the third quarter and three fiscal quarters of 2014, we experienced strong increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international business continued to grow store counts in the third quarter and three fiscal quarters of 2014. These factors have contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. The Company believes its current unrestricted cash and cash equivalents balance and its expected cash flows from operations will be sufficient to fund operations for at least the next twelve months. We did not have any material commitments for capital expenditures as of September 7, 2014.

Cash provided by operating activities was $118.9 million in the three fiscal quarters of 2014 compared to $104.6 million in the three fiscal quarters of 2013. The $14.3 million increase was due to a $10.8 million increase in net income, excluding non-cash adjustments versus the prior year period, resulting primarily from our improved operating performance, and a $3.5 million net change in operating assets and liabilities, mainly from the timing of payments of current operating liabilities.

Cash provided by investing activities was $25.3 million in the three fiscal quarters of 2014 and cash used in investing activities was $18.8 million in the three fiscal quarters of 2013. The $44.1 million change was due primarily to a $55.1 million change in restricted cash and cash equivalents, mainly as a result of the payment of the third quarter 2013 dividend that was included as restricted cash at the end of fiscal 2013 and the withdrawal of the $42.0 million that had been pledged as collateral for outstanding letters of credit.

Cash used in financing activities was $127.7 million in the three fiscal quarters of 2014 and $108.4 million in the three fiscal quarters of 2013. The $19.3 million increase was due primarily to a $16.0 million increase in common stock dividend and equivalent payments, a $5.5 million increase in cash used to repurchase shares of the Company’s common stock and a $2.7 million decrease in proceeds from the exercise of stock options versus the three fiscal quarters of 2013. The increase in cash used was partially offset by a $6.1 million reduction in repayments of long-term debt and capital lease obligations.

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

Forward-Looking Statements

This filing contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of and our ability to refinance our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; our reputation and the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product and concept developments by us, and other food-industry competitors; the ongoing level of profitability of our franchisees; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; cyber-attacks or other catastrophic events; changes in our effective tax rate; changes in foreign currency exchange rates; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. These forward-looking statements speak only as of the date of this filing, and you should not rely on such statements as representing the views of the Company as of any subsequent date. Except as required by applicable securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. The Company actively monitors this exposure when present. As of September 7, 2014, we had no outstanding variable funding note borrowings and $59.8 million available for borrowing, which is net of letters of credit of $40.2 million. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until the anticipated repayment date in January 2019. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Total revenues of approximately 13.9% in the third quarter of 2014, 13.4% in the third quarter of 2013, 13.7% in the three fiscal quarters of 2014 and 13.1% in the three fiscal quarters of 2013 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $7.4 million in the three fiscal quarters of 2014.

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

During the quarterly period ended September 7, 2014, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #7 (June 16, 2014 to July 13, 2014)	6,550	$73.10	5,000	$149,760,690
Period #8 (July 14, 2014 to August 10, 2014)	99,766	71.63	96,700	142,832,359
Period #9 (August 11, 2014 to September 7, 2014)	142,745	71.72	141,000	132,726,701

Total	249,061	$71.72	242,700	$132,726,701

(1)	Includes 6,361 shares purchased as part of the Company’s employee stock purchase discount plan. During the third quarter, the shares were purchased at an average price of $73.21. All of the remaining shares presented were purchased pursuant to the publicly announced program.

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

DOMINO’S PIZZA, INC.
(Registrant)

Date: October 14, 2014	/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer