Form 10-K
period 2014-12-28
DOMINOS PIZZA INC
filed 2015-02-24
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Domino’s Pizza, Inc. as of June 15, 2014 computed by reference to the closing price of Domino’s Pizza, Inc.’s common stock on the New York Stock Exchange on such date was $3,969,974,918.

As of February 17, 2015, Domino’s Pizza, Inc. had 55,630,531 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 21, 2015 are incorporated by reference into Part III.

Throughout this document, Domino’s Pizza, Inc. (NYSE: DPZ) is referred to as the “Company,” “Domino’s”, “Domino’s Pizza” or in the first person notations of “we,” “us” and “our.”

In this document, we rely on and refer to information regarding the U.S. quick service restaurant, or QSR, sector and the U.S. QSR pizza category from the CREST® report prepared by The NPD Group, as well as market research reports, analyst reports and other publicly-available information. Although we believe this information to be reliable, we have not independently verified it. Domestic sales information relating to the U.S. QSR sector and the U.S. QSR pizza category represent reported consumer spending obtained by The NPD Group’s CREST® report from consumer surveys. This information relates to both our Company-owned and franchised stores.

Part I

Item 1. Business.

Overview

Domino’s is the second largest pizza restaurant chain in the world, with more than 11,600 locations in over 75 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Although we are a highly-recognized global brand, we focus on serving the local neighborhoods in which we live and do business through our large network of franchise owners and Company-owned stores. On average, we sell more than 1.5 million pizzas each day throughout our global system.

Our business model is straightforward: we handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, which are enhanced by our technology innovations. Our dough is generally made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties to its franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s brand marks. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they profit by sub-franchising and selling ingredients and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

Our business model can yield strong returns for our franchise owners and Company-owned stores. It can also yield significant cash flow to us, through a consistent franchise royalty payment and supply chain revenue stream, with moderate capital expenditures. We have historically returned cash to shareholders through dividend payments and share buybacks since becoming a publicly-traded company.

Our History

We pioneered the pizza delivery business and built Domino’s Pizza® into one of the most widely-recognized consumer brands in the world. We have been delivering quality, affordable food to our customers since 1960, when brothers Thomas and James Monaghan borrowed $900 to purchase a small pizza store in Ypsilanti, Michigan. Thomas purchased his brother’s share of the business shortly thereafter. Concentrating first on building stores near college campuses and military bases in the 1960s and 1970s, the brand grew quickly in the 1980s in urban markets and near residential communities. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. The first international stores opened in 1983, in Canada and Australia.

Monaghan sold 93% of his economic stake in the Company in 1998 through a leveraged buy-out transaction with Bain Capital, LLC. He sold and transferred his remaining stake in the Company in 2004, when we completed our initial public offering. In connection with the initial public offering, on May 11, 2004, we reincorporated in Delaware.

Since 1998, the Company has been structured with a leveraged balance sheet and has completed a number of recapitalization events. The Company’s most recent recapitalization transaction in 2012 (the “2012 Recapitalization”) primarily consisted of:

•	the issuance of $1.575 billion of borrowings of fixed rate notes

•	the repurchase and retirement of all previously outstanding fixed rate notes

•	the replacement of its existing variable funding note facility with a new $100.0 million variable funding note facility, and

•	the payment of a special cash dividend to shareholders and related anti-dilution payments and adjustments to certain stock option holders.

We re-launched our brand in the U.S. in late 2009 by introducing a new recipe for our core pizza product. Since 2008, the majority of our menu has changed, either through the improvement of existing products or the introduction of new products, such as our Handmade Pan Pizza and Specialty Chicken. Globally, we opened our 10,000th store in 2012 and our 11,000th store in 2014. In 2013, we announced a plan requiring all stores to adopt our new “Pizza Theater” store design, which is more inviting to customers and allows them to see their orders being made fresh in front of them. Our goal is to be substantially complete with these remodels by the end of 2017.

Our Industry

The U.S. QSR pizza category is large and fragmented. From 2004 through 2014, the U.S. QSR pizza category has grown from $31.1 billion to $32.9 billion. It is the third-largest category within the $261.9 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carryout.

We compete primarily in the delivery and carryout segments of the pizza industry. We are the market share leader in the delivery segment and we have the second largest share in the carryout segment. 2014 delivery segment sales of $10.0 billion (down from $11.2 billion in 2004) account for approximately 31% of total U.S. QSR pizza. While the delivery segment declined during the period from 2004 to 2012, sales increased slightly during the past two years, from $9.6 billion in 2012 to $10.0 billion in 2014. The three industry leaders, including Domino’s, account for approximately 55% of U.S. pizza delivery, based on reported consumer spending, with the remaining sales going to regional chains and independent establishments. From 2004 to 2014, the carryout segment grew from $12.2 billion to $14.8 billion. The four industry leaders, including Domino’s, account for approximately 41% of the carryout segment.

In contrast to the United States, international pizza delivery is relatively underdeveloped, with only Domino’s and three other competitors having a significant global presence. We believe that demand for pizza and pizza delivery is large and growing throughout the world, driven by international consumers’ increasing emphasis on convenience, and the proven success of our 30 years of conducting business abroad.

Our Competition

The global pizza delivery and carryout segments are highly competitive. In the U.S., we compete against regional and local companies as well as national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza®. Internationally, we compete primarily with Pizza Hut®, Papa John’s® and country-specific national and local pizzerias. We generally compete on the basis of product quality, location, image, service and price. We and our competitors can be affected by changes in consumer tastes, economic conditions, demographic trends and consumers’ disposable income. We compete not only for customers, but also for employees, suitable real estate sites and qualified franchisees.

Our Customers

The Company’s business is not dependent upon a single retail customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2014, 2013 or 2012. Our largest franchisee based on store count, Domino’s Pizza Enterprises (ASX: DMP), operates 1,411 stores in six international markets, and accounts for 12% of our total store count. Royalty revenues from this franchisee accounted for 1.6% of our consolidated revenues in 2014. Our international business unit only requires a minimal amount of general and administrative expenses to operate its markets, and does not have costs of sales. Therefore, the vast majority of these royalty revenues result in profits to us.

Our Menu

We offer a menu designed to present an attractive, quality offering to customers, while keeping it simple enough to minimize order errors and expedite order-taking and food preparation. Our basic menu features pizza products with varying sizes and crust types. Our typical store also offers oven-baked sandwiches, pasta, boneless chicken and wings, bread side items, desserts and Coca-Cola® soft drink products. International markets vary toppings by country and culture, such as squid toppings in Japan or spicy cheese in India, and often feature regional specialty items, such as a banana and cinnamon dessert pizza in Brazil.

Store Image and Operations

We have been focused primarily on pizza delivery for over 50 years, and also on carryout as a significant component of our business. In 2012, we introduced our carryout-friendly Pizza Theater store design; we expect that substantially all of our stores will convert to this design by the end of 2017. Many stores will offer casual seating and will enable customers to watch the preparation of their orders, but will not offer a full-service dine-in experience. As a result, our stores generally do not require expensive restaurant facilities and staffing.

Research and Development

We conduct research and product development at our World Resource Center in Ann Arbor, Michigan. Company-sponsored research and development activities, which include testing new products for possible menu additions, are an important activity for us and our franchisees. We do not consider the amounts spent on research and development to be material.

Our Business Segments

Historically, we have operated in, and reported, three business segments: domestic stores, international and domestic supply chain. In the fourth quarter of 2014 several organizational changes were made within the Company’s management structure, with one of the changes impacting the management of our supply chain operations. As a result, management determined that our previous domestic supply chain segment and the international supply chain operations division of our previous international segment should be combined into a new global supply chain segment. As a result, we now report the following three business segments: domestic stores, international franchise and supply chain. While the consolidated results of the Company have not been impacted by this change in our reportable segments, we have restated our historical segment information in order to provide readers of our financial statements with a consistent presentation.

Domestic Stores

Our domestic stores segment consists primarily of our franchise operations, through which we oversee a network of 4,690 franchised stores located in the contiguous United States. We also operate a network of 377 domestic Company-owned stores located in the contiguous United States.

During 2014, our domestic stores segment accounted for $578.7 million, or 29% of our consolidated revenues. We use our Company-owned stores as test sites for new products and promotions as well as operational improvements. We also use them for training new store managers and operations team members, as well as developing prospective franchisees. While we are primarily a franchised business, we evaluate our mix of domestic Company-owned and franchise stores in an effort to optimize our long-term profitability.

We maintain a productive relationship with our independent franchise owners through regional franchise teams, distributing materials that help franchise stores comply with our standards and using franchise advisory groups that facilitate communications between us and our franchisees.

Domestic Franchise Profile

As of December 28, 2014, our 4,690 domestic franchise stores were owned and operated by 899 domestic franchisees. Our franchise formula enables franchisees to benefit from our brand name with a relatively low initial capital investment. As of December 28, 2014, the average domestic franchisee owned and operated five stores and had been in our franchise system for over 16 years. At the same time, 12 of our domestic franchisees operated more than 50 stores, including our largest domestic franchisee who operated 140 stores, and 340 of our domestic franchisees each operated one store.

We apply rigorous standards to prospective domestic franchisees. We generally require them to manage a store for at least one year before being granted a franchise. This enables us to observe the operational and financial performance of a potential franchisee prior to entering into a long-term contract. In the U.S. today, approximately 90% of our 899 independent franchise owners started their careers with us as delivery drivers or in other in-store positions. We generally restrict the ability of domestic franchisees to be involved in other businesses, which focuses our franchisees’ attention on operating their stores. As a result, the majority of our domestic franchisees have historically come from within the Domino’s Pizza system. We believe these standards are largely unique to the franchise industry and result in qualified and focused franchisees operating their stores.

Domestic Franchise Agreements

We enter into franchise agreements with domestic franchisees under which the franchisee is granted the right to operate a store in a particular location for a term of 10 years, with an ability to renew for an additional term of 10 years. We have a franchise contract renewal rate of approximately 99%. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchised store. Each franchisee is generally required to pay a 5.5% royalty fee on sales. Occasionally, we will collect lower rates based on area development agreements, sales initiatives and new store incentives.

Our domestic stores currently contribute 6% of their retail sales to fund national marketing and advertising campaigns (subject, in limited instances, to lower rates based on certain incentives and waivers). These funds are administered by Domino’s National Advertising Fund Inc., or DNAF, our not-for-profit advertising subsidiary. The funds are primarily used to purchase media for advertising, but also support market research, field communications, public relations, commercial production, talent payments and other activities to promote the brand. In addition to the national and market-level advertising contributions, domestic stores spend additional funds on local store marketing activities.

We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee’s failure to adhere to the Company’s franchise agreement, failure to make required payments, or failure to adhere to specified Company policies and standards.

International Franchise

Our international franchise segment is comprised of a network of franchised stores in more than 75 international markets. At December 28, 2014, we had 6,562 international franchise stores. During 2014, this segment accounted for $152.6 million, or 8% of our consolidated revenues. The principal sources of revenues from those operations are royalty payments generated by retail sales from franchised stores.

Our international franchisees employ our basic standard operating model, and adapt it to satisfy the local eating habits and consumer preferences of various regions outside the United States. Currently, the vast majority of our international stores operate under master franchise agreements.

We believe Domino’s appeals to potential international franchisees because of our recognized brand name and technological leadership, the moderate capital expenditures required to open and operate our stores and our system’s favorable store economics. In our top 10 markets, four master franchise companies are publicly traded on stock exchanges: in Australia (ASX: DMP), India (JUBLFOOD: NS), Mexico (ALSEA: MX) and the United Kingdom (DOM: L). The following table shows our store count as of December 28, 2014 in our top 10 international markets, which account for approximately 73% of our international stores.

Market	Number of stores
India	830
United Kingdom	811
Mexico	604
Australia	547
Turkey	425
South Korea	405
Canada	386
Japan	354
France	239
Netherlands	158

International Franchisee Profile

The vast majority of our markets outside of the contiguous United States are operated by master franchisees with franchise and distribution rights for entire regions or countries. In a few select markets, we franchise directly to individual store operators. Prospective master franchisees are required to possess local market knowledge to establish and develop Domino’s Pizza stores, with the ability to identify and access targeted real estate sites, as well as expertise in local laws, customs, culture and consumer behavior. We also seek candidates that have access to sufficient capital to meet growth and development plans.

Master Franchise Agreements

Our master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores and the right to operate supply chain centers in particular geographic areas. Agreements are generally for a term of 10 to 20 years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time franchise fee as well as an additional franchise fee upon the opening of each new store. The master franchisee is also required to pay a continuing royalty fee as a percentage of retail sales, which varies among international markets, and averaged approximately 3.1% in 2014.

Supply Chain

Our supply chain segment operates 16 regional dough manufacturing and food supply chain centers in the contiguous U.S., one thin crust manufacturing center, one vegetable processing center and one center providing equipment and supplies to certain of our domestic and international stores. We also operate seven dough manufacturing and food supply chain centers in Canada, Alaska and Hawaii. Our supply chain segment leases a fleet of more than 500 tractors and trailers. During 2014, our supply chain segment accounted for $1.26 billion, or 63% of our consolidated revenues.

Our centers manufacture fresh dough and purchase, receive, store and deliver quality food and other complementary items to over 99% of our U.S. and Canadian franchised stores and all of our Company-owned stores. We regularly supply nearly 5,500 stores with various food and supplies. Our supply chain segment made approximately 571,000 full-service deliveries in 2014 or approximately two deliveries per store per week, and we produced over 340 million pounds of dough during 2014.

We believe our franchisees voluntarily choose to obtain food, supplies and equipment from us because we offer the most efficient, convenient and cost-effective alternative, while also offering both quality and consistency. Our supply chain segment offers profit-sharing arrangements to franchisees who purchase all of their food for their stores from our centers. These profit-sharing arrangements generally offer participating franchisees and Company-owned stores with 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of their regional supply chain center’s pre-tax profits. We believe these arrangements strengthen our ties and provide aligned benefits with franchisees.

Third-Party Suppliers

Over half of our annual food spend is with suppliers where we have maintained a partnership of at least 20 years. Our supply partners are required to meet strict quality standards to ensure food safety. We review and evaluate these partners’ quality assurance programs through (among other actions) on-site visits, third party audits and product evaluations to ensure compliance with our standards. We believe the length and quality of our relationships with third-party suppliers provides us with priority service and quality products at competitive prices.

Cheese is our largest food cost. The price we charge to our domestic franchisees for cheese is based on the Chicago Mercantile Exchange cheddar block price, plus a supply chain markup. As cheese prices fluctuate, our revenues and margin percentages in our supply chain segment also fluctuate; however, actual supply chain dollar margins remain unchanged. We currently purchase our domestic pizza cheese from a single supplier. Under the September 2012 agreement, our domestic supplier agreed to provide an uninterrupted supply of cheese and the Company agreed to a five-year pricing schedule to purchase all of its domestic pizza cheese from this supplier. While we expect to meet the terms of this agreement, if we do not, we will be required to repay the cost savings as outlined in the agreement. The majority of our meat toppings in the U.S. come from a single supplier under a contract that began in May 2014 and expires in November 2015. We have the right to terminate these arrangements for quality failures and for uncured breaches.

We are party to a multi-year agreement with Coca-Cola for the contiguous United States. This contract, renegotiated in December 2013, provides for Coca-Cola to continue to be our exclusive beverage supplier and expires on December 31, 2018 or at such time as a minimum number of cases of Coca-Cola products are purchased by us, whichever occurs last.

We believe alternative third-party suppliers are available for all of these referenced products. While we may incur additional costs if we are required to replace any of our supply partners, we do not believe such additional costs would have a material adverse effect on our business. We continually evaluate each supply category to determine the optimal sourcing strategy.

We have not experienced any significant shortages of supplies or delays in receiving our inventories or products. Prices charged to us by our supply partners are subject to fluctuation, and we have historically been able to pass increased costs and savings on to our stores. We periodically enter into supplier contracts to manage the risk from changes in commodity prices. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

Our Strengths

Strong Brand Equity

We are the second largest pizza company in the world. We believe our Domino’s Pizza® brand is one of the most widely-recognized consumer brands in the world. We are the recognized world leader in pizza delivery and have a significant business in carryout. We believe consumers associate our brand with the timely delivery of quality, affordable food.

Over the past five years, our U.S. franchise and Company-owned stores have invested an estimated $1.4 billion in national, co-operative and local advertising. Our international franchisees also invest significant amounts in advertising efforts in their markets. We continue to reinforce our brand with extensive advertising through various media channels. We have also enhanced the strength of our brand through marketing affiliations with brands such as Coca-Cola.

We are the number one pizza delivery company in the United States with a 24.7% share of pizza delivery based on reported consumer spending. With 5,067 stores located in the contiguous United States, our store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and marketing investments. We believe our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery. Outside the U.S., we have significant market share positions in many of the markets in which we compete.

Strong and Proven Business Model

Our business model is comprised of domestic and international franchise royalties, revenues from supply chain and revenue from retail sales at Company-owned stores. We have developed this model over our many years of operation and it is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and historically has generated demand for new stores. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty fees and through supply chain revenues, with moderate associated capital expenditures by us.

We developed a cost-efficient store model, characterized by a delivery- and carryout-oriented store design, with moderate capital requirements and a menu of quality, affordable items. At the store level, we believe the simplicity and efficiency of our operations give us significant advantages over our competitors, who, in many cases, also focus on dine-in or have broader menu offerings. At the supply chain level, we believe we provide quality and consistency for our franchise customers while also driving profits for us, which we share with our franchisees.

Our menu simplifies and streamlines production and delivery processes and maximizes economies of scale on purchases of our principal food items. In addition, our stores are small (averaging approximately 1,500 square feet) and less expensive to build, furnish and maintain as compared to many other restaurant concepts. The combination of this efficient store model and strong sales volume has resulted in strong store-level financial returns and, we believe, makes Domino’s Pizza an attractive business opportunity for existing and prospective franchisees around the world.

We believe our store economics have led to a strong, well-diversified franchise system. This established franchise system has produced strong cash flow and earnings for us, enabling us to invest in the Domino’s Pizza® brand, stores, technology and supply chain centers, pay significant dividends, repurchase and retire shares of our common stock and repurchase and retire outstanding principal on our fixed rate notes.

Technological Innovation

Technological innovation is vital to our brand and our long-term success. Digital ordering is critical to competing in the global pizza industry. In 2014, nearly 45% of our U.S. sales came via digital platforms. That metric is higher in some of our international markets. We believe we are among the largest e-commerce retailers in terms of annual transactions. After launching digital ordering domestically in 2008, we made the strategic decision in 2010 to develop our own online ordering platform and to manage this important and growing area of our business internally. Over the next four years, we launched mobile applications that cover 95% of the smartphones and tablets on the U.S. market. In 2013, we launched an enhanced online ordering profiles platform, allowing customers the ability to reorder their favorite order in as few as five clicks or 30 seconds. In 2014, we introduced “Dom,” a voice ordering application, which we believe is the first in the restaurant industry, and we also made the Domino’s Tracker® available on the Pebble smartwatch platform.

All of this improved functionality has been developed to work seamlessly with our Domino’s PULSE™ point-of-sale system. Our Domino’s PULSE system is designed to improve operating efficiencies for our franchisees and our corporate management and assist franchisees in independently managing their business. We have installed Domino’s PULSE in every Company-owned store in the U.S., in more than 99% of our domestic franchised stores and in nearly 60% of our international stores.

We believe utilizing Domino’s PULSE with our integrated mobile applications throughout our system, provides us with competitive advantages over other concepts. We intend to continue to enhance and grow our online ordering, digital marketing and technological capabilities.

Product Innovation

In late 2009, we reintroduced our core pizza with a new recipe, which we believe has been key to our continued growth in customer reorder rate, consumer traffic and increased sales. This recipe is now in use in the vast majority of markets around the world. Our more than 50 years of innovation have resulted in numerous new product developments, including our recent innovations of Handmade Pan Pizza, Specialty Chicken, Parmesan Bread Bites and Stuffed Cheesy Bread, among others. Product innovation is also present in our global markets, where our master franchisees have the ability to recommend products to suit their local market tastes. Products include the Mayo Jaga in Japan (bacon, potatoes and sweet mayonnaise) and the Saumoneta in France (light cream, potatoes, onions, smoked salmon and dill).

Internal Dough Manufacturing and Supply Chain System

In addition to generating significant revenues and earnings in the United States and Canada, we believe our vertically integrated dough manufacturing and supply chain system enhances the quality and consistency of our products, enhances our relationships with franchisees and leverages economies of scale to offer lower costs to our stores. It also allows store managers to better focus on store operations and customer service by relieving them of the responsibility of mixing dough in the stores and sourcing other ingredients. Many of our international master franchisees also profit from running supply chain businesses.

Our Ideals

We believe in: opportunity, hard work, inspired solutions, winning together, embracing community, and uncommon honesty.

Opportunity abounds at Domino’s. You can start in an entry-level position and become a store owner – in fact, 90% of our independent franchise owners in the U.S. started their careers with us as delivery drivers or in other in-store positions. Thousands of other team members – supervisors, trainers, quality auditors, international business consultants, marketers and executives – also began their careers in the stores. Internal growth and providing opportunities for anyone willing to work hard is the foundation of our core beliefs.

The ideals of inspired solutions, uncommon honesty and winning together were driving forces behind the relaunch of our brand. We were inspired by our harshest critics when it came to the perceived taste of our pizza. Our solution was not simply more advertising; the solution was to create a new recipe and a broader menu of great-tasting products. Our marketing campaign was shockingly honest in its approach: telling consumers (and showing them via television ads) that we heard their negative feedback and were listening. And, without the buy-in from our franchise owners, we couldn’t have done it. We believe that we can’t focus solely on the Company’s success; we must focus on making our stores and our franchisees successful. That’s winning together.

Community Involvement

We believe in supporting the communities we serve through donating our time, money and pizza. You can find more information about our community giving at biz.dominos.com. Here are two organizations worthy of note:

Our national philanthropic partner is St. Jude Children’s Research Hospital®. St. Jude is internationally-recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national fundraising campaign called St. Jude Thanks and Giving®, the Domino’s Pizza system has contributed more than $25.0 million to St. Jude since our partnership began in 2004, including $5.2 million in 2014. In addition to raising funds, we have supported St. Jude through in-kind donations, including hosting hospital-wide pizza parties for patients and their families. Our system also helps St. Jude build awareness through the inclusion of the St. Jude logo on millions of our pizza boxes and through a link on our consumer website.

We also support the Domino’s Pizza Partners Foundation. Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Primarily funded by team member and franchise contributions, the foundation is a separate, not-for-profit organization that has disbursed nearly $15.0 million since its inception, to meet the needs of Domino’s team members facing crisis situations, such as fire, accidents, illness or other personal tragedies.

Additional Disclosures

Employees

As of December 28, 2014, we had approximately 11,000 employees in our Company-owned stores, supply chain centers, World Resource Center (our corporate headquarters) and regional offices. None of our employees are represented by a labor union or covered by a collective bargaining agreement. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s Pizza system, including our employees, franchisees and the employees of franchisees, was over 240,000 as of December 28, 2014.

Working Capital

Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., pages 33 through 35.

Government Regulation

We, along with our franchisees, are subject to various federal, state and local laws affecting the operation of our business. Each store is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the store is located. In connection with maintaining our stores, we may be required to expend funds to meet certain federal, state and local regulations, including regulations requiring that remodeled or altered stores be accessible to persons with disabilities. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new store in a particular area or cause an existing store to cease operations. Our supply chain facilities are also licensed and subject to similar regulations by federal, state and local health and fire codes.

We are also subject to the Fair Labor Standards Act and various other federal and state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of our and our franchisees’ food service personnel are paid at rates related to the applicable minimum wage, and past increases in the minimum wage have increased labor costs, as would future increases.

We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a franchise disclosure document containing certain information to prospective franchisees, and a number of states require registration of the franchise disclosure document with state authorities. We are operating under exemptions from registration in several states based on the net worth of our operating subsidiary, Domino’s Pizza LLC, and experience. We believe our franchise disclosure document, together with any applicable state versions or supplements, and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.

Internationally, our franchise stores are subject to national and local laws and regulations that are often similar to those affecting our domestic stores, including laws and regulations concerning franchises, labor, health, sanitation and safety. Our international stores are also often subject to tariffs and regulations on imported commodities and equipment, and laws regulating foreign investment. We believe our international disclosure statements, franchise offering documents and franchising procedures comply in all material respects with the laws of the foreign countries in which we have offered franchises.

Privacy and Data Protection

We are subject to a number of privacy and data protection laws and regulations globally. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increase in attention given to privacy and data protection issues with the potential to directly affect our business. This includes recently-enacted laws and regulations in the United States and internationally requiring notification to individuals and government authorities of security breaches involving certain categories of personal information. We have a privacy policy posted on our website at www.dominos.com and believe that we are in material compliance therewith.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2014, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2015.

Seasonal Operations

The Company’s business is not typically seasonal.

Backlog Orders

The Company has no backlog orders as of December 28, 2014.

Government Contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial Information about Business Segments and Geographic Areas

Financial information about international and United States markets and business segments is incorporated herein by reference to Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in Part II, Item 6., pages 22 through 23, Item 7. and 7A., pages 24 through 38 and Item 8., pages 39 through 68, respectively, of this Form 10-K.

Available Information

The Company makes available, free of charge, through its internet website biz.dominos.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a), 15(d), or 16 of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. You may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. This information is also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

Item 1A. Risk Factors.

The quick service restaurant pizza category is highly competitive and such competition could adversely affect our operating results.

In the U.S., we compete against regional and local companies as well as national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza®. Internationally, we compete primarily with Pizza Hut®, Papa John’s® and country-specific national and local pizzerias. We could experience increased competition from existing or new companies in the pizza category which could create increasing pressures to grow our business in order to maintain our market share. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share, all of which would have an adverse effect on our operating results and could cause our stock price to decline.

We also compete on a broader scale with quick service and other international, national, regional and local restaurants. The overall food service market and the quick service restaurant sector are intensely competitive with respect to food quality, price, service, image, convenience and concept, and are often affected by changes in:

•	consumer tastes;

•	international, national, regional or local economic conditions;

•	disposable purchasing power;

•	demographic trends; and

•	currency fluctuations related to international operations.

We compete within the food service market and the quick service restaurant sector not only for customers, but also for management and hourly employees, suitable real estate sites and qualified franchisees. Our supply chain segment is also subject to competition from outside suppliers. While over 99% of domestic franchisees purchased food, equipment and supplies from us in 2014, domestic franchisees are not required to purchase food, equipment or supplies from us and they may choose to purchase from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our domestic supply chain centers, our financial condition, business and results of operations would be adversely affected.

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

We and our franchisees are currently planning to expand our international operations in many of the markets where we currently operate and in selected new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we expand internationally, we or our franchisees may not experience the operating margins we expect, our results of operations may be negatively impacted and our common stock price may decline.

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

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. The cheese block price per pound averaged $2.13 in 2014, and the estimated increase in Company-owned store food costs from a hypothetical $0.25 adverse change in the average cheese block price per pound would have been approximately $2.2 million in 2014. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. Food, including cheese costs and labor represent approximately 50% to 60% of a typical Company-owned store’s sales.

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

We have been routinely named a MegaBrand by Advertising Age. Each Domino’s store located in the contiguous United States is obligated to pay a percentage of its sales in advertising fees. In fiscal 2014, each store in the contiguous United States generally was required to contribute 6% of their sales to DNAF (subject, in limited instances, to lower rates based on certain incentives and waivers), which uses such fees for national advertising in addition to contributions for local market-level advertising. We currently anticipate that this 6% contribution rate will remain in place for the foreseeable future. While additional funds for advertising in the past have been provided by us, our franchisees and other third parties, none of these additional funds are legally required. The lack of continued financial support for advertising activities could significantly curtail our marketing efforts, which may in turn materially and adversely affect our business and our operating results.

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

Adverse global economic conditions subject us to additional risk.

Our financial condition and results of operations are impacted by global markets and economic conditions over which neither we nor our franchisees have control. An economic downturn, including further deterioration in the economic conditions in European countries, may result in a reduction in the demand for our products, longer payment cycles, slower adoption of new technologies and increased price competition. Poor economic conditions may adversely affect the ability of our franchisees to pay royalties or amounts owed, and could have a material adverse impact on our ability to pursue our growth strategy, which would reduce cash collections and in turn, may materially and adversely affect our ability to service our debt obligations.

Our international operations subject us to additional risk. Such risks and costs may differ in each country in which we and our franchisees do business and may cause our profitability to decline due to increased costs.

We conduct a significant and growing portion of our business outside the United States. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither we nor our franchisees have control, may include:

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

Exchange rate fluctuations could have an adverse effect on our results of operations. Approximately 7.7% of our total revenues in 2014, 7.4% of our total revenues in 2013 and 7.1% of our total revenues in 2012 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. Sales made by franchise stores outside the United States are denominated in the currency of the country in which the store is located, and this currency could become less valuable in U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the United States or lower profitability to our franchisees outside the United States, or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in our international markets would have resulted in a negative impact on international royalty revenues of approximately $14.7 million in 2014.

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

A significant portion of our earnings comes from royalties generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide tools for franchisees to use in training their employees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements. If they do not, our image and reputation may suffer, and as a result our revenues and stock price could decline. While we try to ensure that our franchisees maintain the quality of our brand and branded products, our franchisees may take actions that adversely affect the value of our intellectual property or reputation. As of December 28, 2014, we had 899 domestic franchisees operating 4,690 domestic stores. 12 of these franchisees each operate over 50 domestic stores, including our largest domestic franchisee who operates 140 stores, and the average franchisee owns and operates five stores.

In addition, our international master franchisees are generally responsible for the development of significantly more stores than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. Our largest international master franchisee operates 1,411 stores in six markets, which accounts for approximately 22% of our total international store count. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

Interruption, failure or compromise of our information technology, communications systems and electronic data could hurt our ability to effectively serve our customers and protect customer data, which could damage our reputation and adversely affect our business and operating results.

A significant portion of our retail sales depends on the continuing operation of our information technology and communications systems, including but not limited to, Domino’s PULSE™, our online ordering platforms and our credit card processing systems. Our information technology, communication systems and electronic data may be vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, loss of data, unauthorized data breaches or other attempts to harm our systems. Additionally, we operate data centers that are also subject to break-ins, sabotage and intentional acts of vandalism that could cause disruptions in our ability to serve our customers and protect customer data. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in our service. Any errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services and non-compliance with certain regulations, which could reduce our revenues and profits, and damage our business and brand.

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

The Patient Protection and Affordable Care Act and subsequent amendments require employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. We anticipate that the majority of the increases in these costs will begin in 2015 and will escalate in subsequent years. While we do not expect the incremental costs of this program to be material to us, these costs will likely have an adverse effect on our results of operations and financial position, as well as an adverse effect on some of our larger franchisees.

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

We have a substantial amount of indebtedness. As of December 28, 2014, our consolidated long-term indebtedness was approximately $1.52 billion. We may also incur additional debt, which would not be prohibited under the terms of our current securitized debt agreements. Our substantial indebtedness could have important consequences to our business and our shareholders. For example, it could:

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

During the seven-year term following issuance, the outstanding senior notes will accrue interest at a fixed rate of 5.216% per year. Additionally, the senior notes have original scheduled principal amortization payments of $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. In accordance with our debt agreements, once we meet certain conditions, including maximum leverage ratios as defined of less than or equal to 4.5x total debt to EBITDA, we cease to make the scheduled principal amortization payments. If one of the defined leverage ratios subsequently exceeds 4.5x, we must make-up the payments we had previously not made. During the second quarter of 2014, we met the maximum leverage ratios of less than 4.5x, and, in accordance with our debt agreements, ceased debt amortization payments in the third quarter of 2014. We continued to meet the maximum leverage ratios of less than 4.5x in the third and fourth quarters of 2014 and currently do not plan to make previously scheduled debt amortization payments as permitted in our debt agreements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 223,000 square feet for our World Resource Center located in Ann Arbor, Michigan under an operating lease with Domino’s Farms Office Park, L.L.C., an unrelated company. The lease, as amended, expires in December 2022 and has two five-year renewal options.

We own one domestic Company-owned store building and five supply chain center buildings. We also own two store buildings that we lease to domestic franchisees. All other domestic Company-owned stores are leased by us, typically under five-year leases with one or two five-year renewal options. All other domestic and international supply chain centers are leased by us, typically under leases ranging between five and 15 years with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

Item 3. Legal Proceedings.

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include, without limitation, workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Included in the matters referenced above, we are party to three employment practice cases, six casualty cases and one patent case. We have established legal and insurance accruals for losses relating to these cases which we believe are reasonable based upon our assessment of the current facts and circumstances. However, it is reasonably possible that our ultimate losses could exceed the amounts recorded by $4.0 million. The remaining cases referenced above could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management’s opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

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

As of February 17, 2015, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 55,630,531 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.”

The following table presents the high and low closing prices by quarter for Domino’s Pizza, Inc.’s common stock, as reported by the NYSE, and dividends declared per common share.

2013:	High	Low	Dividends Declared Per Share
First quarter (December 31, 2012 – March 24, 2013)	$51.19	$43.55	$0.20
Second quarter (March 25, 2013 – June 16, 2013)	60.72	49.65	0.20
Third quarter (June 17, 2013 – September 8, 2013)	64.00	57.01	0.20
Fourth quarter (September 9, 2013 – December 29, 2013)	70.68	63.04	0.20

2014:
First quarter (December 30, 2013 – March 23, 2014)	$80.02	$67.17	$0.25
Second quarter (March 24, 2014 – June 15, 2014)	78.62	71.13	0.25
Third quarter (June 16, 2014 – September 7, 2014)	76.43	70.17	0.25
Fourth quarter (September 8, 2014 – December 28, 2014)	95.93	75.54	0.25

Our Board of Directors declared a quarterly dividend of $0.31 per common share on February 11, 2015 payable on March 30, 2015 to shareholders of record at the close of business on March 13, 2015.

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

As of February 17, 2015, there were 1,019 registered holders of record of Domino’s Pizza, Inc.’s common stock.

We have a Board of Directors-approved open market share repurchase program for up to $200.0 million of our common stock, of which approximately $132.7 million remained available at December 28, 2014 for future purchases of our common stock. Any future purchases of our common stock would be funded by current cash amounts, available borrowings or future excess cash flow.

The following table summarizes our repurchase activity during the fourth quarter ended December 28, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (September 8, 2014 to October 5, 2014)	1,555	$76.63	—	$132,726,701
Period #2 (October 6, 2014 to November 2, 2014)	1,915	89.54	—	132,726,701
Period #3 (November 3, 2014 to November 30, 2014)	1,209	94.71	—	132,726,701
Period #4 (December 1, 2014 to December 28, 2014)	—	—	—	132,726,701

Total	4,679	$86.59	—	$132,726,701

(1)	4,679 shares were purchased as part of the Company’s employee stock purchase discount plan. During the fourth quarter, the shares were purchased at an average price of $86.59.

The comparative stock performance line graph below compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. for the five-year period between December 31, 2009 through December 31, 2014, with cumulative total return on (i) the Total Return Index for the New York Stock Exchange (the “NYSE Composite Index”), (ii) the Standard & Poor’s 500 Index (the “S&P 500”) and (iii) the peer group, the Standard & Poor’s 400 Restaurant Index (the “S&P 400 Restaurant Index”). Management believes that the companies included in the S&P 400 Restaurant Index appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the NYSE Composite Index, the S&P 500 Index and the S&P 400 Restaurant Index on December 31, 2009.

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

	Fiscal year ended (5)
(dollars in millions, except per share data)	December 28, 2014	December 29, 2013	December 30, 2012 (4)	January 1, 2012	January 2, 2011
Income statement data:
Revenues:
Domestic Company-owned stores	$348.5	$337.4	$323.7	$336.3	$345.6
Domestic franchise	230.2	212.4	195.0	187.0	173.3

Domestic stores	578.7	549.8	518.7	523.4	519.0
Supply chain	1,262.5	1,118.9	1,039.8	1,021.0	960.7
International franchise	152.6	133.6	120.0	107.8	91.2

Total revenues	1,993.8	1,802.2	1,678.4	1,652.2	1,570.9
Cost of sales	1,399.1	1,253.2	1,177.1	1,181.7	1,132.3

Operating margin	594.8	549.0	501.3	470.5	438.6
General and administrative expense	249.4	235.2	219.0	211.4	210.9

Income from operations	345.4	313.8	282.3	259.1	227.7
Interest income	0.1	0.2	0.3	0.3	0.2
Interest expense	(86.9)	(88.9)	(101.4)	(91.6)	(96.8)
Other (1)	—	—	—	—	7.8

Income before provision for income taxes	258.6	225.1	181.2	167.8	138.9
Provision for income taxes	96.0	82.1	68.8	62.4	51.0

Net income	$162.6	$143.0	$112.4	$105.4	$87.9

Earnings per share:
Common stock – basic	$2.96	$2.58	$1.99	$1.79	$1.50
Common stock – diluted	2.86	2.48	1.91	1.71	1.45
Dividends declared per share	$1.00	$0.80	$3.00	$—	$—

Balance sheet data (at end of period):
Cash and cash equivalents	$30.9	$14.4	$54.8	$50.3	$47.9
Restricted cash and cash equivalents	121.0	125.5	60.0	92.6	85.5
Working capital (2)	41.8	(28.5)	16.8	37.1	33.4
Total assets	619.3	525.3	478.2	480.5	460.8
Total long-term debt	1,523.5	1,512.3	1,536.4	1,450.4	1,451.3
Total debt	1,524.1	1,536.4	1,560.8	1,451.3	1,452.2
Total stockholders’ deficit	(1,219.5)	(1,290.2)	(1,335.5)	(1,209.7)	(1,210.7)

	Fiscal year ended (5)
(dollars in millions)	December 28, 2014	December 29, 2013	December 30, 2012 (4)	January 1, 2012	January 2, 2011

Other financial data:
Depreciation and amortization	$35.8	$25.8	$23.2	$24.0	$24.1
Capital expenditures	71.8	40.4	29.3	24.3	25.4

Same store sales growth (3):
Domestic Company-owned stores	6.2%	3.9%	1.3%	4.1%	9.7%
Domestic franchise stores	7.7%	5.5%	3.2%	3.4%	10.0%

Domestic stores	7.5%	5.4%	3.1%	3.5%	9.9%

International stores	6.9%	6.2%	5.2%	6.8%	6.9%

Store counts (at end of period):
Domestic Company-owned stores	377	390	388	394	454
Domestic franchise stores	4,690	4,596	4,540	4,513	4,475

Domestic stores	5,067	4,986	4,928	4,907	4,929
International stores	6,562	5,900	5,327	4,835	4,422

Total stores	11,629	10,886	10,255	9,742	9,351

(1)	The fiscal 2010 Other amount represents the net gain recognized on the repurchase and retirement of principal on the 2007 notes.
(2)	The working capital amounts exclude restricted cash amounts of $121.0 million in 2014, $125.5 million in 2013, $60.0 million in 2012, $92.6 million in 2011 and $85.5 million in 2010.
(3)	Same store sales growth is calculated including only sales from stores that also had sales in the comparable period of the prior year, but excluding sales from certain seasonal locations such as stadiums and concert arenas. International same store sales growth is calculated similarly to domestic same store sales growth. Changes in international same store sales are reported on a constant dollar basis which reflects changes in international local currency sales.
(4)	In connection with our recapitalization in 2012, the Company borrowed $1.575 billion of fixed rate notes and used a portion of the proceeds from the borrowings to repay in full the outstanding principal under the 2007 notes, pay accrued interest on the 2007 notes, pay transaction-related fees and expenses and fund a reserve account for the payment of interest on the 2012 fixed rate notes. In fiscal 2012, the Company recorded $32.5 million of deferred financing costs as an asset in the consolidated balance sheet. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet in fiscal 2011 is being amortized into interest expense over the seven-year expected term of the debt. In connection with the repayment of the 2007 notes, we wrote off $8.1 million, net, of unamortized deferred financing fees and interest rate swap. Additionally, we incurred $2.1 million of interest expense on the 2007 borrowings subsequent to the closing of the 2012 Recapitalization but prior to the repayment of the 2007 notes, resulting in the payment of interest on both the 2007 and 2012 facilities for a short period of time. Further, the Company incurred $0.3 million of other net 2012 Recapitalization-related general and administrative expenses, including stock compensation expenses, payroll taxes related to the payments made to certain stock option holders and legal and professional fees incurred in connection with the 2012 Recapitalization. In connection with the 2012 Recapitalization, the Company also paid a special cash dividend on our outstanding common stock totaling $171.1 million, made a corresponding anti-dilution equivalent payment of $13.5 million on certain stock options and accrued an estimated $2.4 million for payments to be made to certain performance-based restricted stock grants upon vesting. Total cash paid for common stock dividends and related anti-dilution payments totaled $185.5 million in fiscal 2012 and as of December 30, 2012 the total estimated liability recorded for future cash dividend payments on certain performance-based restricted stock was approximately $1.5 million. Of the total amount of $187.0 million recorded for common stock dividends and related anti-dilution payments, $10.2 million was recorded as a reduction of additional paid-in capital and $176.8 million was recorded as an increase in retained deficit.
(5)	The 2010, 2011, 2012, 2013 and 2014 fiscal years each include 52 weeks.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter. Every five or six years our fiscal year includes an extra (or 53rd) week in the fourth quarter. Fiscal 2012, fiscal 2013 and fiscal 2014 each consisted of 52 weeks.

Description of the Business

Domino’s is the second largest pizza restaurant chain in the world, with more than 11,600 locations in over 75 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Although we are a highly-recognized global brand, we focus on serving the local neighborhoods in which we live and do business through our large network of franchise owners and Company-owned stores. On average, we sell more than 1.5 million pizzas each day throughout our global system.

Our business model is straightforward: we handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, which are enhanced by our technology innovations. Our dough is generally made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties to its franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s brand marks. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they profit by sub-franchising and selling ingredients and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

Our business model can yield strong returns for our franchise owners and Company-owned stores. It can also yield significant cash flow to us, through a consistent franchise royalty payment and supply chain revenue stream, with moderate capital expenditures. We have historically returned cash to shareholders through dividend payments and share buybacks since becoming a publicly-traded company.

In the fourth quarter of 2014 several organizational changes were made within the Company’s management structure, with one of the changes impacting the management of our supply chain operations. As a result, management determined that our previous domestic supply chain segment and the international supply chain operations division of our previous international segment should be combined into a new global supply chain segment. As a result, we now report the following three business segments: domestic stores, supply chain and international franchise. While the consolidated results of the Company have not been impacted by this change in our reportable segments, we have restated our historical segment information in order to provide readers of our financial statements with a consistent presentation.

Fiscal 2014 Highlights

•	Global retail sales (which are total retail sales at Company-owned and franchised stores worldwide) increased 11.1% as compared to 2013.

•	Same store sales increased 7.5% in our domestic stores and, when excluding the impact of foreign currency exchange rates, increased 6.9% in our international stores.

•	Our revenues increased 10.6%.

•	Our income from operations increased 10.1%.

•	Our net income increased 13.7%.

During 2014, we continued our rapid global expansion with the opening of 743 net new stores. Our international segment led the way with a record 662 net new store openings.

We continued our focus on growing online ordering and the digital customer experience as we introduced “Dom,” a voice ordering application, which we believe is the first in the restaurant industry, and we also made the Domino’s Tracker® available on the Pebble smartwatch platform. Our emphasis on technology innovation helped us generate approximately 45% of U.S. sales from digital channels in 2014, as well as reach an estimated $3.6 billion in global digital sales.

Overall, we believe our focus in 2014 on global growth and technology will strengthen our brand in the future.

Fiscal 2013 Highlights

•	Global retail sales increased 8.2% as compared to 2012.

•	Same store sales increased 5.4% in our domestic stores and, when excluding the impact of foreign currency exchange rates, increased 6.2% in our international stores.

•	Our revenues increased 7.4%.

•	Our income from operations increased 11.2%.

•	Our net income increased 27.2%.

During 2013, we continued our strong global growth, as evidenced by the 631 net new stores that were opened. Our international segment led the way with 573 net new store openings.

We also remained focused on technology and improving the experience for our customers. We launched our enhanced online ordering profiles platform, allowing customers the ability to reorder their favorite order in as few as five clicks, or about 30 seconds. Our emphasis on technology innovation helped us generate approximately 40% of U.S. sales from digital channels in 2013, as well as reach an estimated $3 billion in global digital sales.

We believe our accomplishments and efforts in each of these areas will improve our brand image and brand positioning in the future.

Critical accounting policies and estimates

The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates, including those related to revenue recognition, long-lived and intangible assets, insurance and legal matters, share-based payments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Changes in our accounting policies and estimates could materially impact our results of operations and financial condition for any particular period. We believe that our most critical accounting policies and estimates are:

Revenue recognition. We earn revenues through our network of domestic Company-owned and franchised stores, dough manufacturing and supply chain centers and international operations. Retail sales from franchise stores are reported to the Company by its franchisees and are not included in Company revenues. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchised stores are recognized as revenues when the items are delivered to or carried out by customers. Retail sales are generally reported and related royalties paid to the Company based on a percentage of retail sales, as specified in the related standard franchise agreement (generally 5.5% of domestic franchise retail sales and, on average, 3.1% of international franchise retail sales). Revenues from Company-owned stores and royalty revenues from franchised stores can fluctuate from time-to-time as a result of store count changes. This can occur when a Company-owned store is sold to a franchisee. If a Company-owned store that generated $500,000 in revenue in fiscal 2013 was sold to a franchisee in fiscal 2014, revenues from Company-owned stores would have declined by $500,000 in fiscal 2014, while franchise royalty revenues would have increased by only $27,500 in fiscal 2014, as we generally collect 5.5% of a domestic franchisee’s retail sales. Sales of food from our supply chain centers are recognized as revenues upon delivery of the food to franchisees, while sales of equipment and supplies are generally recognized as revenues upon shipment of the related products to franchisees.

Long-lived and intangible assets. We record long-lived assets, including property, plant and equipment and capitalized software, at cost. For acquisitions of franchise operations, we estimate the fair values of the assets and liabilities acquired based on physical inspection of assets, historical experience and other information available to us regarding the acquisition. We depreciate and amortize long-lived assets using useful lives determined by us based on historical experience and other information available to us. We evaluate the potential impairment of long-lived assets at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our evaluation is based on various analyses, including the projection of undiscounted cash flows. For Company-owned stores, we perform related impairment tests on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, the Company estimates the fair value of the asset. If the carrying amount of the asset exceeds the estimated fair value of the asset, an impairment loss is recognized and the asset is written down to its estimated fair value.

We have not made any significant changes in the methodology used to project the future market cash flows of Company-owned stores during the years presented. Same store sales fluctuations and the rates at which operating costs will fluctuate in the future are key factors in evaluating recoverability of the related assets. If our same store sales significantly decline or if operating costs increase and we are unable to recover these costs, the carrying value of our Company-owned stores, by market, may be unrecoverable and we may be required to recognize an impairment charge. As discussed in Note 1 to our consolidated financial statements, the Company incurred an impairment charge related to its corporate airplane in the fourth quarter of 2014. Aside from this impairment charge, the Company did not record an impairment charge during fiscal 2014.

A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment, specifically, our Company-owned stores division. We evaluate goodwill annually for impairment by comparing the fair value of the reporting unit (which is primarily determined using the present value of historical cash flows) to its carrying value. If the carrying value of the reporting unit exceeds the fair value, goodwill would be impaired. We have not made any significant changes in the methodology used to evaluate goodwill impairment during the years presented. At December 28, 2014, the fair value of our business operations with associated goodwill exceeded their recorded carrying value, including the related goodwill. If cash flows generated by our Company-owned stores were to decline significantly in the future or there were negative revisions to the market multiple assumption, we may be required to recognize a goodwill impairment charge. However, based on the latest impairment analysis, we do not believe it is reasonably likely that there could be changes in assumptions that would trigger impairment.

Insurance and legal matters. We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. While historically our actual losses have been materially consistent with our reserves, legal judgments can be volatile and difficult to predict. Accordingly, if our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods. We had accruals for legal matters of approximately $4.3 million at December 28, 2014 and $5.0 million at December 29, 2013.

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

Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. While historically our actual losses have been materially consistent with our reserves, changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our self-insurance liability at December 28, 2014 would have affected our income before provision for income taxes by approximately $4.1 million for fiscal 2014. We had accruals for insurance matters of approximately $41.4 million at December 28, 2014 and $38.8 million at December 29, 2013.

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

Income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities and reserves for uncertain tax positions. We measure deferred tax assets and liabilities using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes, related reserves and deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax assets will be realized. The Company had valuation allowances recorded for deferred tax assets of approximately $0.5 million as of December 28, 2014 and approximately $0.9 million as of December 29, 2013. Our accounting for deferred tax assets represents our best estimate of future events. Our net deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operations.

The amounts recorded on the balance sheet relating to uncertain tax positions consider the ultimate resolution of revenue agent reviews based on estimates and assumptions. We believe we have appropriately accounted for our uncertain tax positions; however, tax audits, changes in tax laws and other unforeseen matters may result in us owing additional taxes. We adjust our reserves for uncertain tax positions when facts and circumstances change or due to the passage of time. The completion of a tax audit, the expiration of a statute of limitations, or changes in penalty and interest reserves associated with uncertain tax positions are examples of situations when we may adjust our reserves. Management believes that our tax positions comply with applicable tax law and that we have adequately provided for these matters. However, to the extent the final tax outcome of these matters is different than our recorded amounts, we may be required to adjust our tax reserves resulting in additional income tax expense or benefit in future periods.

Same Store Sales Growth

	2014	2013	2012
Domestic Company-owned stores	6.2%	3.9%	1.3%
Domestic franchise stores	7.7%	5.5%	3.2%

Domestic stores	7.5%	5.4%	3.1%

International stores (excluding foreign currency impact)	6.9%	6.2%	5.2%

Store Growth Activity

	Domestic Company-owned Stores	Domestic Franchise	Total Domestic Stores	International Stores	Total
Store count at January 1, 2012	394	4,513	4,907	4,835	9,742

Openings	2	80	82	559	641
Closings	(2)	(59)	(61)	(67)	(128)
Transfers	(6)	6	—	—	—

Store count at December 30, 2012	388	4,540	4,928	5,327	10,255

Openings	2	102	104	611	715
Closings	—	(46)	(46)	(38)	(84)

Store count at December 29, 2013	390	4,596	4,986	5,900	10,886
Openings	—	115	115	722	837
Closings	—	(34)	(34)	(60)	(94)
Transfers	(13)	13	—	—	—

Store count at December 28, 2014	377	4,690	5,067	6,562	11,629

Income Statement Data

(dollars in millions)	2014		2013		2012
Domestic Company-owned stores	$348.5		$337.4		$323.7
Domestic franchise	230.2		212.4		195.0
Supply chain	1,262.5		1,118.9		1,039.8
International franchise	152.6		133.6		120.0

Total revenues	1,993.8	100.0%	1,802.2	100.0%	1,678.4	100.0%
Domestic Company-owned stores	267.4		256.6		247.4
Supply chain	1,131.7		996.7		929.7

Cost of sales	1,399.1	70.2%	1,253.2	69.5%	1,177.1	70.1%

Operating margin	594.8	29.8%	549.0	30.5%	501.3	29.9%
General and administrative	249.4	12.5%	235.2	13.1%	219.0	13.1%

Income from operations	345.4	17.3%	313.8	17.4%	282.3	16.8%
Interest expense, net	(86.7)	(4.4)%	(88.7)	(4.9)%	(101.1)	(6.0)%

Income before provision for income taxes	258.6	13.0%	225.1	12.5%	181.2	10.8%
Provision for income taxes	96.0	4.8%	82.1	4.6%	68.8	4.1%

Net income	$162.6	8.2%	$143.0	7.9%	$112.4	6.7%

2014 compared to 2013

(tabular amounts in millions, except percentages)

Revenues. Revenues primarily consist of retail sales from our Company-owned stores, royalties and fees from our domestic and international franchised stores and sales of food, equipment and supplies from our supply chain centers to substantially all of our domestic franchised stores and certain international franchised stores. Company-owned store and franchised store revenues may vary from period to period due to changes in store count mix. Supply chain revenues may vary significantly as a result of fluctuations in commodity prices as well as the mix of products we sell.

Consolidated revenues increased $191.6 million or 10.6% in 2014. The increase was driven by higher supply chain revenues due to higher volumes from increased store order counts, higher commodity prices, and increased sales of equipment to stores in connection with our store reimaging program. Domestic store revenues rose due to an increase in same store sales and store count growth. In addition, higher international franchise same store sales and store count growth also increased consolidated revenues. These increases were offset in part by the negative impact on international revenues of changes in foreign currency exchange rates. These changes in revenues are more fully described below.

Domestic stores. Revenues from domestic stores are primarily comprised of retail sales from domestic Company-owned store operations as well as royalties from retail sales and other fees from domestic franchised stores, as summarized in the following table.

	2014		2013
Domestic Company-owned stores	$348.5	60.2%	$337.4	61.4%
Domestic franchise	230.2	39.8%	212.4	38.6%

Total domestic stores revenues	$578.7	100.0%	$549.8	100.0%

Higher franchise same store sales, store count growth and higher domestic Company-owned same store sales drove an increase in overall domestic store revenues of $28.9 million or 5.3%. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations increased $11.1 million or 3.3% in 2014. This increase was due to a 6.2% increase in same store sales as compared to 2013, offset in part by a decrease in the average number of domestic Company-owned stores open during 2014.

Domestic franchise. Revenues from domestic franchise operations increased $17.8 million or 8.4% in 2014. The increase was driven by a 7.7% increase in same store sales as compared to 2013 and, to a lesser extent, an increase in the average number of domestic franchised stores open during 2014. Revenues further benefited from fees paid by franchisees related to our insourced online ordering platform and we also incurred an increase in expenses related to these technology initiatives.

Supply chain. Revenues from supply chain operations are primarily comprised of sales of food, equipment and supplies from our supply chain centers to substantially all of our domestic franchised stores and certain international franchised stores, as summarized in the following table.

	2014		2013
Domestic supply chain	$1,141.1	90.4%	$1,009.9	90.3%
International supply chain	121.4	9.6%	109.0	9.7%

Total supply chain	$1,262.5	100.0%	$1,118.9	100.0%

Domestic supply chain. Domestic supply chain revenues increased $131.2 million or 13.0% in 2014. The increase was primarily attributable to higher volumes from increased order counts at the store level, higher overall commodity prices, and increases in sales of equipment and supplies. Changes in U.S. cheese prices increased revenues by approximately $33.0 million in 2014.

International supply chain. Revenues from international supply chain operations increased $12.4 million or 11.3% in 2014. This increase resulted primarily from higher volumes in 2014, and was offset in part by the negative impact of foreign currency exchange rates of approximately $7.3 million during the year.

International franchise. International franchise revenues primarily consist of royalties from retail sales and other fees from our international franchise stores. Revenues from international franchise operations increased $19.0 million or 14.3% in 2014. This increase was due to higher same store sales and an increase in the average number of international stores open during 2014, and was offset in part by the negative impact of changes in foreign currency exchange rates of approximately $3.4 million in 2014. Excluding the impact of foreign currency exchange rates, same store sales increased 6.9% in 2014 compared to 2013. When the impact of foreign currency exchange rates is included, same store sales increased 4.9% in 2014 compared to 2013. This variance was caused by a generally stronger U.S. dollar when compared to the currencies in the international markets in which we compete.

Cost of sales / Operating margin. Consolidated cost of sales consists primarily of domestic Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs. The changes to the consolidated operating margin, which we define as revenues less cost of sales are summarized in the following table.

	2014		2013
Consolidated revenues	$1,993.8	100.0%	$1,802.2	100.0%
Consolidated cost of sales	1,399.1	70.2%	1,253.2	69.5%

Consolidated operating margin	$594.8	29.8%	$549.0	30.5%

The $45.8 million or 8.3% increase in consolidated operating margin was due primarily to higher domestic and international franchise revenues and higher supply chain margins. Franchise revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, our consolidated operating margin decreased 0.7 percentage points in 2014, due to lower supply chain and Company-owned stores operating margins as a percentage of their revenues. These changes were primarily a result of higher commodity prices and were offset in part by a higher mix of franchise revenues and are more fully described below.

Domestic Company-owned stores. The changes to domestic Company-owned store operating margin, which do not include other store-level costs such as royalties and advertising, are summarized in the following table.

	2014		2013
Revenues	$348.5	100.0%	$337.4	100.0%
Cost of sales	267.4	76.7%	256.6	76.0%

Store operating margin	$81.1	23.3%	$80.8	24.0%

The $0.3 million or 0.4% increase in the domestic Company-owned store operating margin was due primarily to higher same store sales. This was offset in part by an increase in overall commodity prices and labor and related expenses.

As a percentage of store revenues, the store operating margin decreased 0.7 percentage points in 2014, as discussed in more detail below.

•	Food costs increased 0.7 percentage points to 28.3% in 2014, due primarily to higher overall commodity prices. The cheese block price per pound averaged $2.13 in 2014 compared to $1.75 in 2013.

•	Occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.1 percentage points to 9.2% in 2014 due primarily to the positive impact of higher sales per store.

•	Labor and related costs remained flat at 28.0% in 2014.

•	Insurance costs decreased 0.1 percentage points to 2.7% in 2014, due primarily to the positive impact of higher sales per store.

Supply chain. The changes to the supply chain operating margin are summarized in the following table.

	2014		2013
Revenues	$1,262.5	100.0%	$1,118.9	100.0%
Cost of sales	1,131.7	89.6%	996.7	89.1%

Supply chain operating margin	$130.8	10.4%	$122.2	10.9%

The $8.6 million increase in the supply chain operating margin was due primarily to higher volumes from increased store order counts.

As a percentage of supply chain revenues, the supply chain operating margin decreased 0.5 percentage points in 2014 due to higher commodity prices and higher health insurance costs, offset in part by the positive impact of higher volumes. Increases in certain food prices have a negative effect on the supply chain operating margin percentage due to the fixed dollar margin earned by supply chain on certain food items. Changes in U.S. cheese prices increased both revenues and costs by $33.0 million in 2014. If the 2014 U.S. cheese prices had been in effect during 2013, the supply chain operating margin as a percentage of supply chain revenues would have decreased by 0.3 percentage points. However, the dollar margin would have been unaffected.

General and administrative expenses. General and administrative expenses increased $14.2 million or 6.1% in 2014. These increases were due in part to an impairment charge of $5.8 million in connection with replacing our corporate airplane, as well as continued investments that we made in technology and international initiatives, including the addition of team members in both areas. A decrease in non-cash compensation expense of $4.4 million partially offset these increases.

Interest income. Interest income decreased slightly to $0.1 million in 2014.

Interest expense. Interest expense decreased $2.0 million to $86.9 million in 2014. The decrease was due primarily to lower interest expense resulting from a lower average debt balance during 2014 compared to 2013 and to a lesser extent, lower interest expense from the cash collateralization of our letters of credit.

Our cash borrowing rate remained flat at 5.3% during fiscal 2014. Our average outstanding debt balance, excluding capital lease obligations, was approximately $1.52 billion in 2014 and approximately $1.54 billion in 2013. The decrease in the Company’s average outstanding debt balance resulted from the principal payments made on its fixed rate notes during the first two quarters of 2014.

Provision for income taxes. Provision for income taxes increased $13.9 million to $96.0 million in 2014, due primarily to higher pre-tax income. The Company’s effective income tax rate increased 0.6 percentage points to 37.1% of pre-tax income in 2014. The lower effective tax rate in fiscal 2013 primarily resulted from a tax benefit recorded for prior tax years in connection with the Company revising its calculation for a deduction related to its domestic dough production.

2013 compared to 2012

(tabular amounts in millions, except percentages)

Revenues. Consolidated revenues increased $123.8 million or 7.4% in 2013. The increase was driven by higher supply chain revenues due to a change in the mix of products sold, higher volumes from increased store order counts and higher commodity prices. Higher International same store sales and store count growth also increased consolidated revenues. Domestic franchise and Company-owned store revenues also rose due to an increase in same store sales. These increases were offset in part by the negative impact on international revenues of changes in foreign currency exchange rates. These changes in revenues are more fully described below.

Domestic stores. Domestic stores revenues are summarized in the following table.

	2013		2012
Domestic Company-owned stores	$337.4	61.4%	$323.7	62.4%
Domestic franchise	212.4	38.6%	195.0	37.6%

Total domestic stores revenues	$549.8	100.0%	$518.7	100.0%

Higher franchise same store sales and higher domestic Company-owned same store sales drove an increase in royalty revenues, which increased overall domestic store revenues by $31.1 million or 6.0%. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations increased $13.8 million or 4.3% in 2013. The increase was primarily due to a 3.9% increase in same store sales as compared to 2012.

Domestic franchise. Revenues from domestic franchise operations increased $17.4 million or 8.9% in 2013. The increase was driven by a 5.5% increase in same store sales as compared to 2012 and to a lesser extent, an increase in the average number of domestic franchised stores open during 2013. Revenues further benefited from fees paid by franchisees related to our insourced online ordering platform and we also incurred an increase in expenses related to these technology initiatives. Additionally, we contracted with a third party to manage our gift card program during 2013. In connection with this change, we refined our assessment of our gift card liability and recorded approximately $3.2 million of domestic franchise revenue and reimbursed approximately $1.5 million to our national advertising fund, as discussed further in general and administrative expenses.

Supply chain. Supply chain revenues are summarized in the following table.

	2013		2012
Domestic supply chain	$1,009.9	90.3%	$942.2	90.6%
International supply chain	109.0	9.7%	97.6	9.4%

Total supply chain	$1,118.9	100.0%	$1,039.8	100.0%

Domestic supply chain. Domestic supply chain revenues increased $67.7 million or 7.2% in 2013. The increase was primarily attributable to higher volumes from increased order counts at the store level, higher overall commodity prices, a change in the mix of products sold and increases in sales of equipment and supplies. Changes in U.S. cheese prices increased revenues by approximately $8.6 million in 2013.

International supply chain. Revenues from international supply chain operations increased $11.4 million or 11.7% in 2013. The increase resulted primarily from higher volumes during the year, and was offset in part by the negative impact of foreign currency exchange rates of $2.9 million in 2013.

International franchise. International franchise revenues increased $13.6 million or 11.3% in 2013. The increase was primarily driven by higher same store sales and an increase in the average number of international stores open during 2013, offset in part by the negative impact of changes in foreign currency exchange rates of approximately $4.3 million in 2013. Excluding the impact of foreign currency exchange rates, same store sales increased 6.2% in 2013 compared to 2012. When the impact of foreign currency exchange rates is included, same store sales increased 2.8% in 2013 compared to 2012. This variance was caused by a generally stronger U.S. dollar when compared to the currencies in the international markets in which we compete.

Cost of sales / Operating margin. The changes to the consolidated operating margin, which we define as revenues less cost of sales, are summarized in the following table.

	2013		2012
Consolidated revenues	$1,802.2	100.0%	$1,678.4	100.0%
Consolidated cost of sales	1,253.2	69.5%	1,177.1	70.1%

Consolidated operating margin	$549.0	30.5%	$501.3	29.9%

The $47.7 million or 9.5% increase in consolidated operating margin was due primarily to higher domestic and international franchise revenues, higher margins at our Company-owned stores and higher domestic supply chain margins. Franchise revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, our consolidated operating margin increased 0.6 percentage points in 2013, due to a higher mix of franchise revenues and higher supply chain and Company-owned stores operating margins, offset in part by higher overall commodity prices.

Domestic Company-owned stores. The changes to domestic Company-owned store operating margin, which do not include other store-level costs such as royalties and advertising, are summarized in the following table.

	2013		2012
Revenues	$337.4	100.0%	$323.7	100.0%
Cost of sales	256.6	76.0%	247.4	76.4%

Store operating margin	$80.8	24.0%	$76.3	23.6%

The $4.5 million or 6.0% increase in the domestic Company-owned store operating margin was the result of higher same store sales, lower labor and related expenses, lower occupancy expenses and lower insurance expenses. This was offset in part by an increase in overall commodity prices.

As a percentage of store revenues, the store operating margin increased 0.4 percentage points in 2013, as discussed in more detail below.

•	Food costs increased 0.5 percentage points to 27.6% in 2013, due primarily to higher overall commodity prices. The cheese block price per pound averaged $1.75 in 2013 compared to $1.69 in 2012.

•	Occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.2 percentage points to 9.3% in 2013 due primarily to the positive impact of higher sales per store.

•	Labor and related costs decreased 0.4 percentage points to 28.0% in 2013, due primarily to leveraging the higher sales per store.

•	Insurance costs decreased 0.3 percentage points to 2.8% in 2013, due primarily to lower health costs per store and the positive impact of higher sales per store.

Supply chain. The changes to the supply chain operating margin are summarized in the following table.

	2013		2012
Revenues	$1,118.9	100.0%	$1,039.8	100.0%
Cost of sales	996.7	89.1%	929.7	89.4%

Supply chain operating margin	$122.2	10.9%	$110.1	10.6%

The supply chain operating margin increased $12.1 million or 11.0% in 2013 due primarily to higher volumes from increased store order counts and a change in the mix of products sold.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.3 percentage points in 2013 due to the positive impact of higher volumes and lower health insurance costs, offset in part by higher commodity costs. Increases in certain food prices have a negative effect on the supply chain operating margin percentage due to the fixed dollar margin earned by supply chain on certain food items. Changes in U.S. cheese prices increased both revenues and costs by $8.6 million in 2013. If the 2013 U.S. cheese prices had been in effect during 2012, the supply chain operating margin as a percentage of supply chain revenues would have decreased by 0.1 percentage points. However, the dollar margin would have been unaffected.

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

Interest income. Interest income decreased slightly to $0.2 million in 2013.

Interest expense. Interest expense decreased $12.6 million to $88.9 million in 2013. The decrease was driven by approximately $10.2 million of expenses incurred in the first quarter of 2012 related to the 2012 Recapitalization which did not recur in 2013, as well as from lower interest expense resulting from a lower average debt balance during 2013 compared to 2012.

Our cash borrowing rate decreased slightly, by 0.2 percentage points, to 5.3% during fiscal 2013. Our average outstanding debt balance, excluding capital lease obligations, was approximately $1.5 billion in 2013 and approximately $1.6 billion in 2012. The decrease in the Company’s average outstanding debt balance resulted from the principal payments made on its fixed rate notes during 2013.

Provision for income taxes. Provision for income taxes increased $13.3 million in 2013, due primarily to higher pre-tax income. The Company’s 2013 effective income tax rate decreased 1.5 percentage points to 36.5% of pre-tax income. This decrease was partly from a tax benefit of approximately $1.4 million recorded in the third quarter of 2013 related to prior tax years in connection with the Company revising its calculation for a deduction related to its domestic dough production.

Liquidity and capital resources

Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of December 28, 2014, we had working capital of $41.8 million, excluding restricted cash and cash equivalents of $121.0 million and including total unrestricted cash and cash equivalents of $30.9 million.

As of December 28, 2014, we had approximately $56.2 million of restricted cash held for future principal and interest payments, $43.9 million of cash held as collateral for outstanding letters of credit, $20.8 million of restricted cash held in a three month interest reserve as required by the related debt agreements and $0.1 million of other restricted cash, for a total of $121.0 million of restricted cash and cash equivalents.

The Company entered into a recapitalization transaction in 2012, in which certain of our subsidiaries replaced the outstanding 2007 fixed rate notes and variable funding notes with new notes (the Notes) issued pursuant to an asset-backed securitization. The Notes consist of $1.575 billion of Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the Fixed Rate Notes) and $100.0 million of Series 2012-1 Variable Funding Senior Secured Notes, Class A-1 (the Variable Funding Notes). Additional information related to the Recapitalization transaction is included in Note 4 to our consolidated financial statements.

The Fixed Rate Notes original scheduled principal amortization payments are $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. In accordance with our debt agreements, once we meet certain conditions, including maximum leverage ratios as defined of less than or equal to 4.5x total debt to EBITDA, we cease to make the scheduled principal amortization payments. If one of the defined leverage ratios subsequently exceeds 4.5x, we must make-up the payments we had previously not made. During the second quarter of 2014, we met the maximum leverage ratios of less than 4.5x, and, in accordance with our debt agreements, ceased debt amortization payments in the third quarter of 2014. We continued to meet the maximum leverage ratios of less than 4.5x in the third and fourth quarters of 2014 and currently do not plan to make previously scheduled debt amortization payments as permitted in our debt agreements.

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage calculation, as defined in the related agreements. In the event that certain covenants are not met, the Notes may become due and payable on an accelerated schedule.

On March 16, 2012, our Board of Directors declared a $3.00 per share special cash dividend on the outstanding common stock totaling $171.1 million, which was paid on April 2, 2012 to stockholders of record at the close of business on March 26, 2012. Additionally, under the anti-dilution provisions in our underlying stock option plans, on April 2, 2012, we made a corresponding cash payment of approximately $13.5 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment totaling $3.00 per share.

On April 2, 2012, we also accrued an estimated $2.4 million for payments to be made as certain performance-based restricted stock grants vest. The dividend and related dividend equivalent payments were funded with the remaining proceeds from the 2012 Recapitalization and cash on hand. These anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit. As of December 30, 2012, total cash paid for common stock dividends and related anti-dilution equivalent payments was approximately $185.5 million and the total estimated liability recorded for future cash dividend payments on certain performance-based restricted stock was approximately $1.5 million. As of December 28, 2014, the total estimated liability recorded for future cash dividend payments on certain performance-based restricted stock was approximately $0.6 million.

During fiscal 2012, in connection with the 2012 Recapitalization, we incurred approximately $10.5 million of net expenses. Additionally, we recorded an additional $32.5 million of deferred financing costs as an asset in the consolidated balance sheet during fiscal 2012. This amount, in addition to the $7.4 million recorded on the consolidated balance sheet at January 1, 2012 is being amortized into interest expense over the seven-year expected term of the debt.

Our primary source of liquidity is cash flows from operations and availability of borrowings under our Variable Funding Notes. As of December 28, 2014, we had $44.1 million of outstanding letters of credit and $55.9 million of available borrowing capacity under our Variable Funding Notes. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. The Company has collateralized these letters of credit with $43.9 million of restricted cash to reduce its fees on the Variable Funding Notes, and has the ability to access this cash with minimal notice. Borrowings under the Variable Funding Notes are available to fund our working capital requirements, capital expenditures and, subject to other limitations, other general corporate purposes including dividend payments.

The Company has a Board of Directors-approved open market share repurchase program of the Company’s common stock, which was reset during the first quarter of 2014 at $200.0 million. The open market share repurchase program has historically been funded by excess cash flows. The Company used cash of approximately $82.4 million in 2014 and $97.1 million in 2013 for share repurchases. The Company had approximately $132.7 million left under the $200.0 million authorization as of December 28, 2014. We expect to continue to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the Variable Funding Notes) availability under the Variable Funding Notes to, among other things, repurchase shares under the current authorized program.

In the past three years, we have invested between $29.3 million and $71.8 million annually in capital expenditures. In 2014, we invested $71.8 million in capital expenditures which primarily related to investments in existing Company-owned stores, supply chain centers and training facilities, the purchase of a corporate airplane, investments in our proprietary internally developed point-of-sale system (Domino’s PULSE), our digital ordering platform and other technology initiatives. We expect to continue capital expenditures of $50 to $60 million in the future as we see continuing opportunities to invest in our industry leading technology platform, the reimaging of our corporate stores and other initiatives to grow our brand. We did not have any material commitments for capital expenditures as of December 28, 2014.

The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$192.3	$194.0	$176.3
Net cash provided by (used in) investing activities	(57.4)	(99.7)	7.3
Net cash used in financing activities	(118.9)	(134.8)	(177.4)
Exchange rate changes	0.5	0.1	(1.7)

Change in cash and equivalents	$16.5	$(40.4)	$4.5

Operating Activities

Cash provided by operating activities was $192.3 million in fiscal 2014. Our cash provided by operating activities was mainly the result of net income of $162.6 million that was generated during the year, which included non-cash expenses of $29.7 million.

During fiscal 2013, cash provided by operating activities was $194.0 million, mainly the result of net income of $143.0 generated during fiscal 2013 and which included non-cash expenses of $39.5 million. The changes in operating assets and liabilities also generated $11.5 million of cash inflows during 2013.

Cash provided by operating activities was $176.3 million in fiscal 2012. Our cash provided by operating activities was mainly the result of net income of $112.4 million that was generated during the year and which included $43.8 million of non-cash expenses. The changes in operating assets and liabilities also generated $20.1 million of cash inflows, primarily from the timing of payments of operating liabilities.

We are focused on continually improving our net income and cash flow from operations, and management expects to continue to generate positive cash flows from operating activities for the foreseeable future.

Investing Activities

During fiscal 2014, cash used in investing activities was $57.4 million, which consisted primarily of $70.1 million of capital expenditures (driven by increased investments in Company-owned stores and supply chain centers, investments in our technology initiatives, and the purchase of a corporate airplane). Proceeds from the sale of assets of $9.2 million and a $4.5 million net change in restricted cash offset the use of cash in investing activities.

During fiscal 2013, cash used in investing activities was $99.7 million, which consisted primarily of a $65.4 million net change in restricted cash and cash equivalents and $40.4 million of capital expenditures, offset by $4.5 million of proceeds from the sale of assets.

Cash provided by investing activities was $7.3 million in fiscal 2012. The main drivers of this change were the net change in restricted cash that provided $32.6 million of cash, and the use of cash through $29.3 million of capital expenditures.

Financing Activities

We used $118.9 million of cash in financing activities in fiscal 2014 compared to $134.8 million during fiscal 2013, both primarily related to purchases of common stock, funding dividend payments to our shareholders and making payments on our long-term debt obligations. The tax impact of equity-based compensation offset the use of cash in financing activities in both fiscal 2014 and fiscal 2013.

In fiscal 2012, we used $177.4 million of cash in financing activities. During fiscal 2012 we issued $1.6 billion of debt in connection with our 2012 Recapitalization, which was more than offset by the $1.5 billion repayment of our existing debt at that time, the payment of $185.5 million of special dividend payments to our shareholders, $88.2 million purchases of common stock, and $32.5 million of cash paid for financing costs related to our 2012 Recapitalization.

During fiscal 2014, we experienced increases in both domestic and international same store sales and our international business continued to grow stores. These factors have contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, our restricted cash amounts pledged as collateral for letters of credit, ongoing cash flows from operations and available borrowings under the Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business, pay dividends and repurchase our common stock. Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations, our current unrestricted cash and cash equivalents and amounts available under the Variable Funding Notes will be more than adequate to meet our anticipated debt service requirements, capital expenditures, dividend payments and working capital needs for the foreseeable future.

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

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2014, 2013 or 2012. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

New accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. This guidance outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. The guidance is effective for the Company for interim and annual reporting periods beginning on January 1, 2017, and permits the use of either the retrospective or cumulative effect transition method. Early adoption is prohibited. The Company is evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Contractual obligations

The following is a summary of our significant contractual obligations at December 28, 2014.

(dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt (1):
Principal	$—	$—	$—	$—	$1,521.8	$—	$1,521.8
Interest (2)	79.4	79.4	79.4	79.4	19.8	—	337.4
Capital leases (3)	0.7	0.7	0.7	0.5	—	—	2.6
Operating leases (4)	38.6	36.3	32.4	28.7	22.3	45.7	204.0

(1)	The maturity date of the long-term debt noted within the table above reflects the Company’s expected repayment date of January 2019, rather than the legal maturity date of January 2042.
(2)	The interest rate on our variable funding notes is based primarily on a current commercial paper rate plus 350 basis points. The interest rate on the Fixed Rate Notes is fixed at 5.216% per year.
(3)	The principal portion of the capital lease obligation amounts above, which totaled $2.3 million at December 28, 2014, are classified as debt in our consolidated financial statements.
(4)	We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center, which is our corporate headquarters, under leases with expiration dates through 2024.

Liabilities for unrecognized tax benefits of $2.9 million are excluded from the above table, as we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on unrecognized tax benefits see Note 6 to the consolidated financial statements included in this Form 10-K.

Off-balance sheet arrangements

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit as of December 28, 2014 were approximately $44.1 million and relate to our insurance programs and supply chain center leases. The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $2.2 million as of December 28, 2014. We believe that none of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K includes various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “potential,” “outlook” and similar terms and phrases, including references to assumptions, are forward-looking statements. These forward-looking statements address various matters including information concerning future results of operations and business strategy, and statements about our ability to complete our “Pizza Theater” store redesign, the expected demand for future pizza delivery, our expectation that we will meet the terms of our agreement with our third-party supplier of pizza cheese, our belief that alternative third-party suppliers are available for our key ingredients in the event we are required to replace any of our supply partners, our intention to continue to enhance and grow online ordering, digital marketing and technological capabilities, our expectation that there will be no material capital expenditures for environmental control facilities, our plans to expand international operations in many of the markets where we currently operate and in selected new markets, our expectation that the contribution rate for advertising fees payable to DNAF will remain in place for the foreseeable future, our expectation that we will not make previously scheduled amortization payments as permitted under our debt agreements and our expectation that we will use our unrestricted cash and cash equivalents, restricted cash amounts pledged as collateral for letters of credit, ongoing cash flows from operations and available borrowings under the Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business, pay dividends and repurchase our common stock. Forward-looking statements relating to our anticipated profitability, the growth of our international business, ability to service our indebtedness, our operating performance, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in this Form 10-K.

Actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

•	our substantial increased indebtedness as a result of the 2012 Recapitalization and our ability to incur additional indebtedness or refinance that indebtedness in the future;

•	our future financial performance;

•	the success of our marketing initiatives;

•	our future cash needs;

•	our ability to maintain good relationships with our franchisees;

•	our ability to successfully implement cost-saving strategies;

•	increases in our operating costs, including cheese, fuel and other commodity costs and the minimum wage;

•	our ability to compete domestically and internationally in our intensely competitive industry;

•	additional risk precipitated by international operations;

•	our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel;

•	our ability to pay principal and interest on our substantial debt;

•	our ability to find and/or retain suitable real estate for our stores and supply chain centers;

•	adverse legislation, regulation or publicity;

•	adverse legal judgments or settlements;

•	food-borne illness or contamination of products;

•	data breaches or other cyber risks;

•	the effect of war, terrorism or catastrophic events;

•	our ability to pay dividends;

•	changes in consumer taste, demographic trends and traffic patterns; and

•	adequacy of insurance coverage.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the 2012 Recapitalization, we issued fixed rate notes and, at December 28, 2014, we are only exposed to interest rate risk on borrowings under our Variable Funding Notes. As of December 28, 2014, we had no outstanding borrowings under our Variable Funding Notes. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

From time to time we have entered into interest rate swaps, collars or similar instruments with the objective of managing volatility relating to our borrowing costs. We had no outstanding derivative instruments as of December 28, 2014 or December 29, 2013.

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 7.7% of our total revenues in 2014, 7.4% of our total revenues in 2013 and 7.1% of our total revenues in 2012 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $14.7 million in 2014.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Domino’s Pizza, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Domino’s Pizza, Inc. and its subsidiaries at December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9(A). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 24, 2015

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 28, 2014	December 29, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,855	$14,383
Restricted cash and cash equivalents	120,954	125,453
Accounts receivable, net of reserves of $3,361 in 2014 and $5,107 in 2013	118,395	105,779
Inventories	37,944	30,321
Notes receivable, net of reserves of $534 in 2014 and $357 in 2013	1,996	1,823
Prepaid expenses and other	30,573	18,376
Advertising fund assets, restricted	72,055	44,695
Deferred income taxes	9,857	10,710
Asset held-for-sale	5,732	—

Total current assets	428,361	351,540

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	25,859	23,423
Leasehold and other improvements	99,804	90,508
Equipment	178,378	174,667
Construction in progress	6,179	8,900

	310,220	297,498
Accumulated depreciation and amortization	(196,174)	(199,914)

Property, plant and equipment, net	114,046	97,584

OTHER ASSETS:
Investments in marketable securities, restricted	4,586	3,269
Notes receivable, less current portion, net of reserves of $397 in 2014 and $393 in 2013	—	894
Deferred financing costs, net of accumulated amortization of $17,041 in 2014 and $11,295 in 2013	22,947	28,693
Goodwill	16,297	16,598
Capitalized software, net of accumulated amortization of $54,552 in 2014 and $50,267 in 2013	20,562	14,464
Other assets, net of accumulated amortization of $776 in 2014 and $4,737 in 2013	10,006	9,046
Deferred income taxes	2,475	3,167

Total other assets	76,873	76,131

Total assets	$619,280	$525,255

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

	December 28, 2014	December 29, 2013
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$565	$24,144
Accounts payable	86,552	83,408
Accrued compensation	23,618	23,653
Accrued interest	14,008	14,375
Insurance reserves	14,465	13,297
Dividends payable	14,351	11,849
Legal reserves	4,277	4,959
Advertising fund liabilities	72,055	44,695
Other accrued liabilities	35,717	34,231

Total current liabilities	265,608	254,611

LONG-TERM LIABILITIES:
Long-term debt, less current portion	1,523,546	1,512,299
Insurance reserves	26,951	25,528
Deferred income taxes	5,588	7,827
Other accrued liabilities	17,052	15,192

Total long-term liabilities	1,573,137	1,560,846

Total liabilities	1,838,745	1,815,457

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 55,553,149 in 2014 and 55,768,672 in 2013 issued and outstanding	556	558
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	29,561	669
Retained deficit	(1,246,921)	(1,289,445)
Accumulated other comprehensive loss	(2,661)	(1,984)

Total stockholders’ deficit	(1,219,465)	(1,290,202)

Total liabilities and stockholders’ deficit	$619,280	$525,255

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012

REVENUES:
Domestic Company-owned stores	$348,497	$337,414	$323,652
Domestic franchise	230,192	212,369	195,000
Supply chain	1,262,523	1,118,873	1,039,830
International franchise	152,621	133,567	119,957

Total revenues	1,993,833	1,802,223	1,678,439

COST OF SALES:
Domestic Company-owned stores	267,385	256,596	247,391
Supply chain	1,131,682	996,653	929,710

Total cost of sales	1,399,067	1,253,249	1,177,101

OPERATING MARGIN	594,766	548,974	501,338

GENERAL AND ADMINISTRATIVE	249,405	235,163	219,007

INCOME FROM OPERATIONS	345,361	313,811	282,331

INTEREST INCOME	143	160	304

INTEREST EXPENSE	(86,881)	(88,872)	(101,448)

INCOME BEFORE PROVISION FOR INCOME TAXES	258,623	225,099	181,187

PROVISION FOR INCOME TAXES	96,036	82,114	68,795

NET INCOME	$162,587	$142,985	$112,392

EARNINGS PER SHARE:

Common Stock – basic	$2.96	$2.58	$1.99
Common Stock – diluted	$2.86	$2.48	$1.91

DIVIDENDS DECLARED PER SHARE	$1.00	$0.80	$3.00

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012

NET INCOME	$162,587	$142,985	$112,392

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:

Currency translation adjustment	(1,468)	432	(825)
Reclassification adjustment for losses included in net income	—	—	776

	(1,468)	432	(49)

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS):

Currency translation adjustment	791	(30)	359
Reclassification adjustment for losses included in net income	—	—	(295)

	791	(30)	64

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(677)	402	15

COMPREHENSIVE INCOME	$161,910	$143,387	$112,407

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

					Accumulated Other Comprehensive Loss
			Additional		Currency	Fair Value
	Common Stock		Paid-in	Retained	Translation	of Derivative
	Shares	Amount	Capital	Deficit	Adjustment	Instruments

BALANCE AT JANUARY 1, 2012	57,741,208	$577	$—	$(1,207,915)	$(1,920)	$(481)

Net income	—	—	—	112,392	—	—
Common stock dividends and equivalents	—	—	(10,166)	(176,820)	—	—
Issuance of common stock, net	271,348	3	—	—	—	—
Tax payments for restricted stock upon vesting	(165,113)	(1)	(5,844)	—	—	—
Purchase of common stock	(2,472,863)	(25)	(25,192)	(63,021)	—	—
Exercise of stock options	938,669	9	8,936	—	—	—
Tax impact from equity-based compensation	—	—	16,220	—	—	—
Non-cash compensation expense	—	—	17,621	—	—	—
Other	—	—	89	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	(466)	—
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	—	—	—	—	—	481

BALANCE AT DECEMBER 30, 2012	56,313,249	563	1,664	(1,335,364)	(2,386)	—

Net income	—	—	—	142,985	—	—
Common stock dividends and equivalents	—	—	—	(44,190)	—	—
Issuance of common stock, net	330,656	3	—	—	—	—
Tax payments for restricted stock upon vesting	(137,262)	(1)	(8,030)	—	—	—
Purchase of common stock	(1,666,435)	(16)	(44,240)	(52,876)	—	—
Exercise of stock options	928,464	9	9,442	—	—	—
Tax impact from equity-based compensation	—	—	19,498	—	—	—
Non-cash compensation expense	—	—	21,987	—	—	—
Other	—	—	348	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	402	—

BALANCE AT DECEMBER 29, 2013	55,768,672	558	669	(1,289,445)	(1,984)	—

Net income	—	—	—	162,587	—	—
Common stock dividends and equivalents	—	—	—	(55,300)	—	—
Issuance of common stock, net	102,169	1	—	—	—	—
Tax payments for restricted stock upon vesting	(105,101)	(1)	(7,926)	—	—	—
Purchase of common stock	(1,151,931)	(12)	(17,632)	(64,763)	—	—
Exercise of stock options	939,340	10	9,018	—	—	—
Tax impact from equity-based compensation	—	—	27,583	—	—	—
Non-cash compensation expense	—	—	17,587	—	—	—
Other	—	—	262	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	(677)	—

BALANCE AT DECEMBER 28, 2014	55,553,149	$556	$29,561	$(1,246,921)	$(2,661)	$—

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$162,587	$142,985	$112,392
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	35,788	25,783	23,171
(Gains) losses on sale/disposal of assets	(1,107)	367	540
Provision (benefit) for losses on accounts and notes receivable	(570)	(1,257)	462
Provision (benefit) for deferred income taxes	(132)	6,055	4,193
Amortization of deferred financing costs, debt discount and other	5,746	6,094	14,596
Non-cash compensation expense	17,587	21,987	17,621
Tax impact from equity-based compensation	(27,583)	(19,498)	(16,220)
Other	—	—	(531)
Changes in operating assets and liabilities-
Increase in accounts receivable	(12,710)	(11,001)	(6,917)
Increase in inventories, prepaid expenses and other	(11,827)	(242)	(703)
Increase in accounts payable and accrued liabilities	22,776	21,867	24,914
Increase in insurance reserves	1,784	849	2,802

Net cash provided by operating activities	192,339	193,989	176,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(70,093)	(40,387)	(29,267)
Proceeds from sale of assets	9,160	4,518	2,988
Change in restricted cash	4,499	(65,438)	32,597
Other	(1,009)	1,574	1,030

Net cash provided by (used in) investing activities	(57,443)	(99,733)	7,348

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	1,575,000
Repayments of long-term debt and capital lease obligations	(12,332)	(24,349)	(1,465,509)
Proceeds from exercise of stock options	9,028	9,451	8,945
Tax impact from equity-based compensation	27,583	19,498	16,220
Purchases of common stock	(82,407)	(97,132)	(88,238)
Tax payments for restricted stock upon vesting	(7,927)	(8,031)	(5,845)
Payments of common stock dividends and equivalents	(52,843)	(34,241)	(185,484)
Cash paid for financing costs	—	—	(32,538)

Net cash used in financing activities	(118,898)	(134,804)	(177,449)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	474	118	(1,698)

CHANGE IN CASH AND CASH EQUIVALENTS	16,472	(40,430)	4,521

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	14,383	54,813	50,292

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$30,855	$14,383	$54,813

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2014 fiscal year ended on December 28, 2014, the 2013 fiscal year ended on December 29, 2013 and the 2012 fiscal year ended on December 30, 2012. The 2014, 2013 and 2012 fiscal years each consisted of fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash and Cash Equivalents

Restricted cash at December 28, 2014 includes $56.2 million of cash held for future principal and interest payments, $20.8 million of cash held in a three month interest reserve, $43.9 million of cash held as collateral for outstanding letters of credit and $0.1 million of other restricted cash.

Restricted cash at December 29, 2013 included $51.3 million of cash held for future principal and interest payments, $21.0 million of cash held in a three month interest reserve, $42.0 million of cash held as collateral for outstanding letters of credit, $11.1 million of cash related to the Company’s third quarter 2013 dividend payment to shareholders and $0.1 million of other restricted cash.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventories at December 28, 2014 and December 29, 2013 are comprised of the following (in thousands):

	2014	2013
Food	$31,627	$25,673
Equipment and supplies	6,317	4,648

Inventories	$37,944	$30,321

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

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, as well as covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions. Amortization expense related to intangible assets is provided using the straight-line method over the useful lives for covenants not-to-compete and other intangible assets and was approximately $0.1 million in 2014 and approximately $0.3 million in 2013 and 2012. As of December 28, 2014, these intangible assets were fully amortized. As of December 29, 2013, the carrying value of these intangible assets was approximately $0.1 million.

Asset Held-for-Sale

During the third quarter of 2014, the Board of Directors approved the sale of the existing corporate airplane, which the Company began actively marketing in the fourth quarter of 2014. As a result of these actions, the Company met held-for-sale criteria and classified the asset as held for sale. Subsequent to year end, the Company sold the asset for approximately $5.7 million.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense is provided using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives, other than the estimated useful life of the capital lease assets as described below, are generally as follows (in years):

Buildings	20
Leasehold and other improvements	7 – 15
Equipment	3 – 15

Included in land and buildings as of December 28, 2014 and December 29, 2013 are capital lease assets of approximately $1.5 million and $1.9 million, which are net of $5.9 million and $5.5 million of accumulated amortization, respectively, primarily related to the lease of a supply chain center building, and to a lesser extent, leases of computer equipment. The capital lease assets are being amortized using the straight-line method over the lease terms.

Depreciation and amortization expense on property, plant and equipment was approximately $28.4 million, $20.5 million and $19.5 million in 2014, 2013 and 2012, respectively.

Impairments of Long-Lived Assets

The Company evaluates the potential impairment of long-lived assets at least annually based on various analyses including the projection of undiscounted cash flows and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, the Company estimates the fair value of the assets. If the carrying amount of the asset exceeds the estimated fair value of the asset, an impairment loss is recognized and the asset is written down to its estimated fair value.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During the fourth quarter of 2014, in connection with meeting held-for-sale criteria for its corporate airplane, the Company recorded $5.8 million of pre-tax expense to reduce the asset to its fair value less cost to sell. This impairment loss was recorded in general and administrative expenses on the consolidated statements of income. Aside from the impairment loss on the corporate airplane in 2014, the Company did not record an impairment loss on long-lived assets in 2014, 2013 or 2012.

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

In connection with scheduled principal payments of its Fixed Rate Notes (Note 4), the Company expensed financing costs of approximately $0.2 million in 2014, $0.5 million in 2013 and $0.4 million in 2012. Deferred financing cost expense, including the aforementioned amounts, was approximately $5.7 million, $6.1 million and $13.8 million in 2014, 2013 and 2012, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2014, 2013 or 2012.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software, which range from one to three years. Capitalized software amortization expense was approximately $7.3 million, $5.0 million and $3.3 million in 2014, 2013 and 2012, respectively. The Company received $3.4 million, $3.0 million and $2.7 million from franchisees from sales and enhancements of internally developed point-of-sale software during 2014, 2013 and 2012, respectively.

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

Supply chain revenues are primarily comprised of sales of food, equipment and supplies to franchised Domino’s Pizza stores located in the United States and Canada. Revenues from the sales of food are recognized upon delivery of the food to franchisees, while revenues from the sales of equipment and supplies are generally recognized upon shipment of the related products to franchisees.

International franchise revenues are primarily comprised of royalties and fees from Domino’s Pizza franchisees outside the contiguous United States. These revenues are recognized consistently with the policies applied for franchise revenues generated in the contiguous United States.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with domestic and Canadian stores that purchase all of their food from Supply Chain (Note 11). These profit-sharing arrangements generally offer Company-owned stores and participating franchisees with 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of their regional supply chain center’s pre-tax profits based upon each store’s purchases from the supply chain center. Profit-sharing obligations are recorded as a revenue reduction in Supply Chain in the same period as the related revenues and costs are recorded, and were $75.7 million, $73.9 million and $69.4 million in 2014, 2013 and 2012, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $29.0 million, $29.6 million and $27.6 million during 2014, 2013 and 2012, respectively.

Domestic Stores (Note 11) are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund Inc. (DNAF), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $20.9 million, $20.1 million and $17.8 million in 2014, 2013 and 2012, respectively. DNAF also received national advertising contributions from franchisees of approximately $217.7 million, $199.4 million and $173.6 million during 2014, 2013 and 2012, respectively. Franchisee contributions to DNAF and offsetting disbursements are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza® brand. Accordingly, all assets held by the DNAF are considered restricted.

Rent

The Company leases certain equipment, vehicles, retail store and supply chain center locations and its corporate headquarters under operating leases with expiration dates through 2024. Rent expenses totaled approximately $43.0 million, $40.2 million and $39.7 million during 2014, 2013 and 2012, respectively.

Common Stock Dividends

During 2014, the Company declared dividends of approximately $55.3 million, or $1.00 per share, of which approximately $41.7 million were paid in 2014. The third quarter 2014 dividend of approximately $13.8 million was paid to shareholders on December 30, 2014, which will be included in fiscal 2015.

During 2013, the Company declared dividends of approximately $44.2 million, or $0.80 per share, of which approximately $34.2 million were paid in 2013. The third quarter 2013 dividend of approximately $11.1 million was paid to shareholders on December 30, 2013, which was included in fiscal 2014.

During 2012, the Company declared dividends and dividend equivalents totaling approximately $187.0 million, or $3.00 per share, of which approximately $185.5 million were paid in 2012.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Derivative Instruments

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company had no outstanding derivative instruments as of December 28, 2014 and December 29, 2013.

In connection with its recapitalization in 2007 (the “2007 Recapitalization”), the Company entered into a five-year forward-starting interest rate swap agreement with a notional amount of $1.25 billion. This interest rate swap was entered into to hedge the variability of future interest rates in contemplation of the recapitalization-related debt issuances. The Company subsequently settled the swap agreement with a cash payment of $11.5 million, in accordance with its terms, concurrent with the issuance of debt as part of the 2007 Recapitalization. In connection with this settlement, the accumulated other comprehensive loss amount was adjusted for the after-tax net settlement amount of $7.1 million which was being amortized into interest expense over the term of the hedged item. As part of the 2012 Recapitalization, the remaining amount of this swap settlement that was included in accumulated other comprehensive loss was recorded into interest expense.

Stock Options and Other Equity-Based Compensation Arrangements

The cost of all of the Company’s stock options, as well as other equity-based compensation arrangements, is reflected in the financial statements based on the estimated fair value of the awards.

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

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $81.1 million, $82.9 million and $87.3 million during 2014, 2013 and 2012, respectively. Cash paid for income taxes was approximately $76.5 million, $62.8 million and $46.1 million in 2014, 2013 and 2012, respectively. In 2014, the Company had $1.7 million of non-cash investing activities related to accruals for capital expenditures.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. This guidance outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. The guidance is effective for the Company for interim and annual reporting periods beginning on January 1, 2017, and permits the use of either the retrospective or cumulative effect transition method. Early adoption is prohibited. The Company is evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

The accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

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

(2)	EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2014	2013	2012
Net income available to common stockholders – basic and diluted	$162,587	$142,985	$112,392

Weighted average number of common shares	54,918,471	55,345,554	56,419,645

Earnings per common share – basic	$2.96	$2.58	$1.99

Diluted weighted average number of common shares	56,931,226	57,720,998	58,997,476

Earnings per common share – diluted	$2.86	$2.48	$1.91

The denominator in calculating the common stock diluted EPS does not include 222,060 stock options in 2014, 152,340 stock options in 2013 and 210,820 stock options in 2012, as their inclusion would be anti-dilutive.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following table summarizes the carrying amounts and fair values of certain assets at December 28, 2014:

	At December 28, 2014
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$16,290	$16,290	$—	$—
Restricted cash equivalents	93,121	93,121	—	—
Investments in marketable securities	4,586	4,586	—	—

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

Also on March 16, 2012, the Company’s Board of Directors declared a $3.00 per share special cash dividend on its outstanding common stock totaling $171.1 million, which was paid on April 2, 2012 to stockholders of record at the close of business on March 26, 2012. Additionally, pursuant to the anti-dilution provisions in the Company’s underlying stock option plans, on April 2, 2012, the Company made a corresponding cash payment of approximately $13.5 million on certain stock options, reduced the exercise price on certain other stock options by an equivalent per share amount and, in certain circumstances, both reduced the stock option exercise price and made a cash payment for amounts totaling $3.00 per share. On April 2, 2012, the Company also accrued an estimated $2.4 million for payments to be made as certain performance-based restricted stock grants vest. The dividend and related dividend equivalent payments were funded with the remaining proceeds from the 2012 Recapitalization and cash on hand. These anti-dilution payments were accounted for as modifications/settlements and were recorded as increases in total stockholders’ deficit. As of December 30, 2012, total cash paid for common stock dividends and related anti-dilution equivalent payments was approximately $185.5 million and the total estimated liability recorded for future cash dividend payments on certain performance-based restricted stock was approximately $1.5 million. As of December 28, 2014, the total estimated liability recorded for future cash dividend payments on certain performance-based restricted stock was approximately $0.6 million. Of the total amount of $187.0 million recorded for common stock dividends and related anti-dilution payments in 2012, $10.2 million was recorded as a reduction of additional paid-in capital and $176.8 million was recorded as an increase in retained deficit.

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

The Fixed Rate Notes and the Variable Funding Notes

The Fixed Rate Notes bear interest at 5.216% payable quarterly. The Fixed Rate Notes have scheduled principal amortization payments while the Variable Funding Notes require no scheduled principal amortization payments. The Fixed Rate Notes original scheduled principal amortization payments are $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. During fiscal 2014, the Company made principal payments of approximately $11.8 million. If the Company meets certain conditions, including maximum leverage ratios of less than or equal to 4.5x total debt to EBITDA, as defined in the related agreements, it ceases the scheduled principal amortization payments on the Fixed Rate Notes. If one of the defined leverage ratios subsequently exceeds 4.5x, it must make up the payments it had previously not made. During the second quarter of 2014, the Company met the maximum leverage ratios of less than 4.5x, and, in accordance with the debt agreements, ceased debt amortization payments in the third quarter of 2014. The Company continued to meet the maximum leverage ratios of less than 4.5x in the third and fourth quarters of 2014 and currently does not plan to make previously scheduled debt amortization payments as permitted in the debt agreements. The expected repayment date for the Fixed Rate Notes is January 2019, with legal final maturity in January 2042.

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

The Fixed Rate Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the related agreements. The covenants, among other things, limit the ability of certain of our subsidiaries to declare dividends, make loans or advances or enter into transactions with affiliates. In the event that certain covenants are not met, the Fixed Rate Notes may become partially or fully due and payable on an accelerated schedule. In addition, the Company may voluntarily prepay, in part or in full, the Fixed Rate Notes at any time, subject to certain make-whole interest obligations. All make-whole interest obligations cease after July 2017. Further, the Company may elect to prepay up to $551.3 million of its Fixed Rate Notes at par and with no make-whole obligations on its quarterly payment date in October 2015 or on any quarterly payment date thereafter.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Variable Funding Notes allowed for the issuance of up to $100.0 million of financing and certain other credit instruments, including letters of credit in support of various obligations of the Company. Interest on a portion of any outstanding Variable Funding Note borrowings is payable quarterly at a rate equal to a commercial paper rate plus 350 basis points, with the remainder at LIBOR plus 350 basis points. The Variable Funding Notes have an expected maturity in January 2017, with an option for up to two one-year renewals (subject to certain conditions, including a minimum debt service coverage ratio), and a legal final maturity in January 2042. At December 28, 2014, there were $44.1 million of outstanding letters of credit and $55.9 million of borrowing capacity available under the $100.0 million Variable Funding Notes.

At December 28, 2014, management estimates that the approximately $1.522 billion in principal amount of outstanding Fixed Rate Notes had a fair value of approximately $1.597 billion, and at December 29, 2013 the approximately $1.534 billion in principal amount of Fixed Rate Notes had a fair value of approximately $1.643 billion. The Fixed Rate Notes are classified as a Level 2 measurement (Note 3), as the Company estimated the fair value amount by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s Fixed Rate Notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values calculated above.

Consolidated Long-Term Debt

At December 28, 2014 and December 29, 2013, consolidated long-term debt consisted of the following (in thousands):

	2014	2013
5.216% Class A-2 Notes; expected repayment date January 2019; legal final maturity January 2042	$1,521,844	$1,533,656
Variable Funding Notes	—	—
Capital lease obligations	2,267	2,787

Total debt	1,524,111	1,536,443
Less – current portion	565	24,144

Consolidated long-term debt	$1,523,546	$1,512,299

At December 28, 2014, maturities of long-term debt and capital lease obligations are as follows (in thousands):

2015	$565
2016	615
2017	670
2018	417
2019	1,521,844

$1,524,111

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(5)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 28, 2014, the future minimum rental commitments for all non-cancelable leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2015	$38,621	$675	$39,296
2016	36,294	736	37,030
2017	32,365	736	33,101
2018	28,721	491	29,212
2019	22,289	—	22,289
Thereafter	45,706	—	45,706

Total future minimum rental commitments	$203,996	2,638	$206,634

Less – amounts representing interest		(371)

Total principal payable on capital leases		$2,267

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Included in the matters referenced above, the Company is party to three employment practice cases, six casualty cases and one patent case. We have established legal and insurance accruals for losses relating to these cases which we believe are reasonable based upon our assessment of the current facts and circumstances. However, it is reasonably possible that our ultimate losses could exceed the amounts recorded by $4.0 million. The remaining cases referenced above could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management’s opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(6)	INCOME TAXES

Income before provision for income taxes in 2014, 2013 and 2012 consists of the following (in thousands):

	2014	2013	2012
Domestic	$250,730	$217,468	$180,270
Foreign	7,893	7,631	917

	$258,623	$225,099	$181,187

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2014, 2013 and 2012 are summarized as follows (in thousands):

	2014	2013	2012
Federal income tax provision based on the statutory rate	$90,518	$78,785	$63,415
State and local income taxes, net of related Federal income taxes	7,320	5,880	5,179
Non-resident withholding and foreign income taxes	15,032	13,923	12,860
Foreign tax and other tax credits	(17,397)	(16,423)	(14,678)
Non-deductible expenses, net	1,284	1,161	1,368
Valuation allowance	(369)	29	868
Unrecognized tax benefits, net of related Federal income taxes	(48)	232	80
Other	(304)	(1,473)	(297)

	$96,036	$82,114	$68,795

The components of the 2014, 2013 and 2012 consolidated provision for income taxes are as follows (in thousands):

	2014	2013	2012
Provision for Federal income taxes –
Current provision	$70,958	$54,115	$45,110
Deferred provision (benefit)	(873)	5,280	3,264

Total provision for Federal income taxes	70,085	59,395	48,374

Provision for state and local income taxes –
Current provision	10,178	8,021	6,632
Deferred provision	741	775	929

Total provision for state and local income taxes	10,919	8,796	7,561

Provision for non-resident withholding and foreign income taxes	15,032	13,923	12,860

	$96,036	$82,114	$68,795

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of December 28, 2014 and December 29, 2013, the significant components of net deferred income taxes are as follows (in thousands):

	2014	2013
Deferred Federal income tax assets –
Insurance reserves	$10,359	$10,143
Equity compensation	11,697	12,586
Other accruals and reserves	12,161	11,606
Bad debt reserves	1,675	2,239
Valuation allowance	(456)	(799)
Other	5,082	4,579

Total deferred Federal income tax assets	40,518	40,354

Deferred Federal income tax liabilities –
Depreciation, amortization and asset basis differences	899	1,772
Capitalized software	16,628	13,017
Gain on debt extinguishments	18,146	22,682
Other	576	—

Total deferred Federal income tax liabilities	36,249	37,471

Net deferred Federal income tax asset	4,269	2,883

Net deferred state and local income tax asset	2,475	3,167

Net deferred income taxes	$6,744	$6,050

As of December 28, 2014, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$14,681	$28,312	$42,993
Deferred tax liabilities	(4,824)	(31,425)	(36,249)

Net deferred income taxes	$9,857	$(3,113)	$6,744

As of December 29, 2013, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$15,246	$28,275	$43,521
Deferred tax liabilities	(4,536)	(32,935)	(37,471)

Net deferred income taxes	$10,710	$(4,660)	$6,050

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

During 2014 and in connection with the sale of 14 Company-owned stores to franchisees, the Company recognized a capital gain and also released $0.3 million of a deferred tax valuation allowance.

During 2014, the Company accrued interest expense of $0.1 million. At December 28, 2014, the amount of unrecognized tax benefits was $2.9 million of which, if ultimately recognized, $1.7 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. At December 28, 2014, the Company had $0.7 million of accrued interest and no accrued penalties. This amount is excluded from the $2.9 million total unrecognized tax benefit.

During the next twelve months, it is reasonably possible that, as a result of the expiration of the statute of limitations in multiple jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $0.9 million, of which, if recognized, $0.1 million would affect the Company’s effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to various tax items in multiple jurisdictions.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2012	$3,487
Additions for tax positions of current year	239
Additions for tax positions of prior years	373
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(111)
Settlements during the period	(11)
Lapses of applicable statute of limitations	(505)

Balance as of December 30, 2012	3,472
Additions for tax positions of current year	337
Additions for tax positions of prior years	398
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(157)
Settlements during the period	(133)
Lapses of applicable statute of limitations	(344)

Balance as of December 29, 2013	3,573
Additions for tax positions of current year	211
Additions for tax positions of prior years	173
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(605)
Settlements during the period	(55)
Lapses of applicable statute of limitations	(358)

Balance as of December 28, 2014	$2,939

The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2011 and the relevant state statutes vary. The Company expects the current ongoing examinations to be concluded in the next twelve months and does not expect the assessment of any significant additional amounts in excess of amounts reserved.

(7)	EMPLOYEE BENEFITS

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 100% of the first 3% of each employee’s elective deferrals and 50% of the next 2% of each employee’s elective deferrals. During 2014, 2013 and 2012, the Company’s matching contributions were made in the form of cash and vested immediately. The expenses incurred for Company contributions to the plan were approximately $4.1 million in 2014, $3.9 million in 2013 and $3.8 million in 2012.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2014, 2013 or 2012.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has an employee stock purchase discount plan (the ESPDP). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for at least one year. The Company purchases common stock on the open market for the ESPDP at the current market price. There were 25,224 shares, 27,404 shares and 37,769 shares of common stock in 2014, 2013 and 2012, respectively, purchased on the open market for participating employees at a weighted-average price of $74.89 in 2014, $55.24 in 2013 and $34.60 in 2012. The expenses incurred under the ESPDP were approximately $0.3 million in 2014 and $0.2 million in both 2013 and 2012.

(8)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit. The Company’s exposure to credit loss for stand-by letters of credit is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of December 28, 2014 are $44.1 million, and relate to the Company’s insurance programs and supply chain center leases. As of December 28, 2014, significantly all of the Company’s stand-by letters of credit were collateralized with cash, which is classified as restricted cash. The Company has also guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $2.2 million as of December 28, 2014.

(9)	EQUITY INCENTIVE PLANS

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statements of income based on the estimated fair value of the awards.

The Company’s current equity incentive plan benefits certain of the Company’s employees and directors and is named the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Equity Incentive Plan). As of December 28, 2014, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 3,382,073 shares were authorized for grant but have not been granted.

The Company recorded total non-cash compensation expense of $17.6 million, $22.0 million and $17.6 million in 2014, 2013 and 2012, respectively, which reduced net income by $11.1 million, $14.0 million and $10.9 million in 2014, 2013 and 2012, respectively. All non-cash compensation expense amounts are recorded in general and administrative expense.

Stock Options

As of December 28, 2014, the number of stock options granted and outstanding under the 2004 Equity Incentive Plan was 3,590,115 options. Stock options granted under the 2004 Equity Incentive Plan and a predecessor plan prior to fiscal 2009 were generally granted with an exercise price equal to the market price at the date of the grant, expired 10 years from the date of grant and vested over five years from the date of grant. Stock options granted from fiscal 2009 to fiscal 2012 were granted with an exercise price equal to the market price at the date of the grant, expire 10 years from the date of grant and generally vest over three years from the date of grant. Stock options granted in fiscal 2013 and fiscal 2014 were granted with an exercise price equal to the market price at the date of the grant, expire 10 years from the date of grant and generally vest over four years from the date of grant. Additionally, all stock options granted become fully exercisable upon vesting.

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

Stock option activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Stock options at January 1, 2012	5,443,691	$10.78

Stock options granted	215,670	32.28
Stock options cancelled	(58,153)	11.91
Stock options exercised	(938,669)	9.55

Stock options at December 30, 2012	4,662,539	$11.50

Stock options granted	591,490	50.83
Stock options cancelled	(8,500)	7.63
Stock options exercised	(928,464)	10.22

Stock options at December 29, 2013	4,317,065	$17.17

Stock options granted	222,060	72.30
Stock options cancelled	(9,670)	54.56
Stock options exercised	(939,340)	9.56

Stock options at December 28, 2014	3,590,115	$22.47	5.3	$262,006

Exercisable at December 28, 2014	2,881,874	$14.28	4.5	$233,930

The total intrinsic value of stock options exercised was approximately $68.1 million, $46.0 million and $27.5 million in 2014, 2013 and 2012, respectively. Cash received from the exercise of stock options was approximately $9.0 million, $9.5 million and $8.9 million in 2014, 2013 and 2012, respectively. The tax benefit realized from stock options exercised was approximately $23.6 million, $15.5 million and $8.7 million in 2014, 2013 and 2012, respectively.

The Company recorded total non-cash compensation expense of $4.4 million, $6.9 million and $5.3 million in 2014, 2013 and 2012, respectively, related to stock option awards. As of December 28, 2014, there was $6.8 million of total unrecognized compensation cost related to unvested stock options granted under the 2004 Equity Incentive Plan which generally will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.9 years.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Management estimated the fair value of each option grant made during 2014, 2013 and 2012 as of the date of the grant using the Black-Scholes option pricing method. Weighted average assumptions are presented in the following table. The risk-free interest rate is based on the estimated effective life, and is estimated based on U.S. Treasury Bond rates as of the grant date. The expected life (years) is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price.

	2014	2013	2012
Risk-free interest rate	1.8%	1.1%	1.0%
Expected life (years)	5.5	5.5	5.0
Expected volatility	33.7%	38.7%	45.0%
Expected dividend yield	1.4%	1.6%	0.0%

Weighted average fair value per option	$21.16	$15.84	$13.70

Option valuation models require the input of highly subjective assumptions. In management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options, as changes in subjective input assumptions can significantly affect the fair value estimate.

Other Equity-Based Compensation Arrangements

The Company granted 10,640 shares, 24,540 shares and 22,420 shares of restricted stock in 2014, 2013 and 2012, respectively, to members of its board of directors. These grants generally vest one-year from the date of the grant and have a fair value equal to the market price of the Company’s stock on the grant date. The Company recorded total non-cash compensation expense of $0.8 million, $1.0 million and $0.8 million in 2014, 2013 and 2012, respectively, related to these restricted stock awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of December 28, 2014, there was approximately $0.1 million of total unrecognized compensation cost related to these restricted stock grants.

The Company granted 119,670 shares, 312,330 shares and 282,170 shares of performance-based restricted stock in 2014, 2013 and 2012, respectively, to certain employees of the Company. The performance-based restricted stock awards granted in 2012 are separated into three tranches and have time-based and performance-based vesting conditions with the last tranche vesting three years from the issuance date. The performance-based restricted stock awards granted in 2013 and 2014 are separated into four tranches and have time-based and performance-based vesting conditions with the last tranche vesting four years from the issuance date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. These awards are considered granted for accounting purposes when the performance target is set, which is generally in the fourth quarter of each year. The Company recorded total non-cash compensation expense of $12.4 million, $14.1 million and $11.5 million in 2014, 2013 and 2012, respectively, related to these awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of December 28, 2014, there was an estimated $24.4 million of total unrecognized compensation cost related to performance-based restricted stock.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted stock and performance-based restricted stock activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 29, 2013	627,176	$23.41

Shares granted (1)	130,310	$72.56
Shares cancelled	(23,189)	$49.78
Shares vested	(303,530)	$35.40

Nonvested at December 28, 2014	430,767	$54.79

(1)	The weighted average grant date fair value for performance-based restricted shares granted was calculated based on the market price on the grant dates. Certain tranches will ultimately be valued when the performance condition is established for each tranche, which generally occurs in the fourth quarter of each fiscal year.

(10)	CAPITAL STRUCTURE

The Company has a Board of Directors-approved open market share repurchase program of the Company’s common stock, which was reset during the first quarter of 2014 at $200.0 million. The open market share repurchase program has historically been funded by excess cash flow. During 2014, 2013 and 2012 the Company repurchased 1,151,931 shares, 1,666,435 shares and 2,472,863 shares of common stock for approximately $82.4 million, $97.1 million and $88.2 million, respectively. At December 28, 2014, the Company had approximately $132.7 million remaining under the $200.0 million authorization. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital. In instances where there is no additional paid-in capital, the difference is recognized in retained deficit.

As of December 28, 2014, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at December 28, 2014 and December 29, 2013 are as follows:

	2014	2013
Voting	55,535,395	55,750,918
Non-Voting	17,754	17,754

Total Common Stock	55,553,149	55,768,672

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(11)	SEGMENT INFORMATION

The Company has three reportable segments: (i) Domestic Stores; (ii) Supply Chain; and (iii) International Franchise.

In the fourth quarter of 2014 several organizational changes were made within the Company’s management structure, with one of the changes impacting the management of our supply chain operations. As a result, management determined that our previous domestic supply chain segment and the international supply chain operations division of our previous international segment should be combined into a new global supply chain segment. As a result, we now report the following three business segments: Domestic Stores, Supply Chain and international franchise. While the consolidated results of the Company have not been impacted by this change in our reportable segments, we have restated our historical segment information in order to provide readers of our financial statements a consistent presentation.

The Company’s operations are organized by management on the combined basis of line of business and geography. The Domestic Stores segment includes operations with respect to all franchised and Company-owned stores throughout the contiguous United States. The Supply Chain segment primarily includes the distribution of food, equipment and supplies to stores from the Company’s regional supply chain centers and its supply chain center operations in Canada, Alaska and Hawaii. The International Franchise segment primarily includes operations related to the Company’s franchising business in foreign and non-contiguous United States markets.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income.

The tables below summarize the financial information concerning the Company’s reportable segments for 2014, 2013 and 2012. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Supply Chain segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements. Tabular amounts presented below are in thousands.

	Domestic Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues-
2014	$578,689	$1,367,269	$152,621	$(104,746)	—	$1,993,833
2013	549,783	1,215,573	133,567	(96,700)	—	1,802,223
2012	518,652	1,131,156	119,957	(91,326)	—	1,678,439

Segment Income-
2014	$202,794	$111,593	$122,497	N/A	$(39,255)	$397,629
2013	188,180	103,258	108,615	N/A	(38,105)	361,948
2012	176,042	91,624	95,265	N/A	(39,016)	323,915

Income from Operations-
2014	$196,860	$102,409	$122,626	N/A	$(76,534)	$345,361
2013	181,995	94,665	108,704	N/A	(71,553)	313,811
2012	169,922	83,289	95,838	N/A	(66,718)	282,331

Capital Expenditures-
2014	$15,614	$15,451	$63	N/A	$40,662	$71,790
2013	9,884	10,900	65	N/A	19,538	40,387
2012	7,357	9,130	128	N/A	12,652	29,267

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles total Segment Income to income before provision for income taxes:

	2014	2013	2012
Total Segment Income	$397,629	$361,948	$323,915
Depreciation and amortization	(35,788)	(25,783)	(23,171)
Gains (losses) on sale/disposal of assets	1,107	(367)	(540)
Non-cash compensation expense	(17,587)	(21,987)	(17,621)
2012 recapitalization-related expenses	—	—	(252)

Income from operations	345,361	313,811	282,331

Interest income	143	160	304
Interest expense	(86,881)	(88,872)	(101,448)

Income before provision for income taxes	$258,623	$225,099	$181,187

The following table summarizes the Company’s identifiable asset information as of December 28, 2014 and December 29, 2013:

	2014	2013
Domestic Stores	$61,759	$57,879
Domestic supply chain	146,394	140,020

Total domestic assets	208,153	197,899

International Franchise	17,897	29,146
International supply chain	18,409	11,677

Total international assets	36,306	40,823

Unallocated	374,821	286,533

Total consolidated assets	$619,280	$525,255

Unallocated assets primarily include cash and cash equivalents, restricted cash, advertising fund assets, investments in marketable securities, deferred financing costs, certain long-lived assets and deferred income taxes.

The following table summarizes the Company’s goodwill balance as of December 28, 2014 and December 29, 2013:

	2014	2013
Domestic Stores	$15,230	$15,531
Supply Chain	1,067	1,067

Consolidated goodwill	$16,297	$16,598

Goodwill was reduced by approximately $0.5 million in 2014 in connection with the sale of 14 Company-owned stores to a domestic franchisee. Additionally, one Company-owned store was purchased from a franchisee during 2014, resulting in a $0.2 million increase in goodwill.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(12)	SALE AND CLOSURE OF COMPANY-OWNED STORES

During 2014, the Company sold 14 Company-owned stores to a franchisee. In connection with the sale of the 14 stores, the Company recorded a $1.7 million pre-tax gain on the sale of the related assets, which was net of a $0.5 million reduction in goodwill. The gain was recorded in general and administrative expense in the Company’s consolidated statements of income.

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

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen weeks or seventeen weeks. The fourth quarter of 2014 and 2013 are both comprised of sixteen weeks.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 23, 2014	June 15, 2014	September 7, 2014	December 28, 2014	December 28, 2014
Total revenues	$453,852	$450,463	$446,568	$642,950	$1,993,833

Operating margin	137,042	134,645	133,514	189,565	594,766

Income before provision for income taxes	63,880	61,539	56,989	76,215	258,623

Net income	40,474	38,462	35,618	48,033	162,587

Earnings per common share – basic	$0.73	$0.70	$0.65	$0.88	$2.96

Earnings per common share – diluted	$0.71	$0.67	$0.63	$0.85	$2.86

Common stock dividends declared per share	$0.25	$0.25	$0.25	$0.25	$1.00

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 24, 2013	June 16, 2013	September 8, 2013	December 29, 2013	December 29, 2013
Total revenues	$417,617	$414,009	$404,050	$566,547	$1,802,223

Operating margin	129,806	125,987	120,634	172,547	548,974

Income before provision for income taxes	54,622	53,445	46,453	70,579	225,099

Net income	34,420	33,270	30,632	44,663	142,985

Earnings per common share – basic	$0.62	$0.60	$0.56	$0.81	$2.58

Earnings per common share – diluted	$0.59	$0.57	$0.53	$0.78	$2.48

Common stock dividends declared per share	$0.20	$0.20	$0.20	$0.20	$0.80

(14)	SUBSEQUENT EVENTS

On February 11, 2015, the Company granted 70,910 stock options, 7,500 restricted shares and 21,030 performance-based restricted shares to certain employees and the members of the Board of Directors of the Company. Additionally, on February 11, 2015, the Board of Directors declared a quarterly dividend of $0.31 per common share payable on March 30, 2015 to shareholders of record at the close of business on March 13, 2015.

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

The management of Domino’s Pizza, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 28, 2014 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 28, 2014. The effectiveness of the Company’s internal control over financial reporting as of December 28, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	62	Chairman of the Board of Directors
J. Patrick Doyle	51	President, Chief Executive Officer and Director
Michael T. Lawton	56	Chief Financial Officer and Executive Vice President, Supply Chain Services
Richard E. Allison, Jr.	48	President, International
Sherri L. Enright	51	Executive Vice President, PeopleFirst
Stanley J. Gage	48	Executive Vice President, Team USA
Scott R. Hinshaw	52	Executive Vice President, Franchise Operations and Development
Lynn M. Liddle	58	Executive Vice President, Communications, Investor Relations, Legislative Affairs
Kenneth B. Rollin	48	Executive Vice President, General Counsel
James G. Stansik	59	Executive Vice President, Franchise Relations
J. Kevin Vasconi	54	Executive Vice President, Chief Information Officer
Russell J. Weiner	46	Chief Marketing Officer and President, Domino’s USA
Andrew B. Balson	48	Director
Diana F. Cantor	57	Director
Richard L. Federico	60	Director
James A. Goldman	56	Director
Vernon “Bud” O. Hamilton	72	Director
Gregory A. Trojan	55	Director

David A. Brandon has served as our Chairman of the Board of Directors since March 1999. Mr. Brandon served as Chairman of the Board and Chief Executive Officer from March 1999 to March 2010. Mr. Brandon was retained by the Company as a Special Advisor from March 2010 to January 2011. Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the Board of Directors of Valassis, Inc. from 1997 to 1998. Mr. Brandon served as the Director of Athletics for the University of Michigan from January 2010 to November 2014. Mr. Brandon serves on the Boards of Directors of Herman Miller Inc. and DTE Energy and also previously served on the Boards of Directors of Burger King Corporation, Kaydon Corporation, Northwest Airlines and the TJX Companies, Inc.

J. Patrick Doyle has served as our President and Chief Executive Officer since March 2010 and was appointed to the Board of Directors in February 2010. Mr. Doyle served as President, Domino’s USA from September 2007 to March 2010, Executive Vice President, Team USA from 2004 to 2007, Executive Vice President of International from May 1999 to October 2004 and as interim Executive Vice President of Build the Brand from December 2000 to July 2001. Mr. Doyle served as Senior Vice President of Marketing from the time he joined Domino’s in 1997 until May 1999. Mr. Doyle serves on the Board of Directors of Best Buy Co., Inc. and also previously served on the Boards of Directors of G&K Services, Inc.

Michael T. Lawton has served as our Chief Financial Officer since August 2010. Since October 2014, Mr. Lawton has also served as our Executive Vice President, Supply Chain Services. He also served as our interim Chief Information Officer from October 2011 to March 2012. Mr. Lawton served as Executive Vice President of International from October 2004 to March 2011. Mr. Lawton also served as Senior Vice President Finance and Administration of International for the Company from June 1999 to October 2004. Mr. Lawton was employed in various financial and general management positions with Gerber Products Company from 1986 to 1999. Mr. Lawton serves on the Board of Directors of La-Z-Boy, Inc.

Richard E. Allison, Jr. has served as our President, International since October 2014. Mr. Allison served as Executive Vice President, International from March 2011 to October 2014. Mr. Allison served as a Partner at Bain & Company, Inc. from 2004 through December 2010, as co-leader of Bain’s restaurant practice and was employed with Bain & Company for more than 13 years.

Sherri L. Enright has served as our Executive Vice President, PeopleFirst since August 2013. Ms. Enright served as Director of Human Resources and Facilities for BlueCross BlueShield of Kansas from April 2013 to June 2013. From 2000 to 2012, Ms. Enright was employed by BlueCross and BlueShield of Kansas City and served in positions of increasing responsibility, most recently as its Senior Vice President of Administrative Services and Chief Human Resources Officer.

Stanley J. Gage has served as our Executive Vice President, Team USA (which represents our Company-owned store division) since August 2014. Prior to his appointment, Mr. Gage served as Vice President of the Americas Region and International Training since October 2012 and as Vice President of Operations Training and Support from 2008 through October 2012. Mr. Gage joined Domino’s Pizza in 1985.

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

Russell J. Weiner has served as our Chief Marketing Officer and President, Domino’s USA (which represents our domestic franchised and Company-owned store operations, in addition to U.S. marketing) since October 2014. Mr. Weiner served as Executive Vice President and Chief Marketing Officer, from September 2008 to October 2014. Mr. Weiner held various marketing positions at PepsiCo, Inc. from 1998 to 2008, most recently serving as Vice President of Marketing, Colas for Pepsi-Cola North America.

Andrew B. Balson has served on our Board of Directors since March 1999, serves as the Chairperson of the Compensation Committee of the Board of Directors and also serves on the Nominating and Corporate Governance Committee of the Board of Directors. Mr. Balson was a Managing Director at Bain Capital, a global investment company, from 2001 to 2013. Mr. Balson became a Principal of Bain Capital in June 1998. Mr. Balson serves on the Boards of Directors of Bloomin’ Brands, Inc., Skylark Co., Ltd. and FleetCor Technologies, Inc. as well as a number of private companies. Mr. Balson also previously served on the Boards of Directors of Burger King Corporation and Dunkin’ Brands, Inc.

Diana F. Cantor has served on our Board of Directors since October 2005, serves as the Chairperson of the Audit Committee of the Board of Directors and also serves on the Nominating and Corporate Governance Committee of the Board of Directors. Ms. Cantor joined Alternative Investment Management, LLC as a Partner in January 2010 and is the Chairman of the Virginia Retirement System, where she also serves on the Audit and Compliance Committee. Ms. Cantor was a Managing Director with New York Private Bank and Trust from January 2008 through the end of 2009. Ms. Cantor served as Executive Director of the Virginia College Savings Plan, the state’s 529 college savings program, from 1996 to January 2008. Ms. Cantor served seven years as Vice President of Richmond Resources, Ltd. from 1990 through 1996, and as Vice President of Goldman, Sachs & Co. from 1985 to 1990. Ms. Cantor is also a member of the Board of Directors of Media General, Inc. Universal Corporation, Revlon, Inc. and Knowledge Universe – US. Ms. Cantor also previously served on the Boards of Directors of the Edelman Financial Group Inc., Vistage International and Service King Body and Paint LLC.

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

James A. Goldman has served on our Board of Directors since March 2010 and also serves on the Compensation Committee of the Board of Directors. Mr. Goldman served as President and CEO and Board member of Godiva Chocolatier Inc., based in New York City from 2004 to 2014. He was President of the Foods and Beverage Division at Campbell Soup Company from 2001 to 2004. He worked in various executive positions at Nabisco Inc. from 1992 to 2000. Prior to his work at Nabisco Inc., Mr. Goldman was a senior consulting associate at McKinsey & Co. Mr. Goldman served as a member of the Board of Directors at The Children’s Place Retail from 2006 to 2008, on the Compensation Committee. Mr. Goldman is currently on the Board of Trustees of Save the Children in Fairfield, CT, the Board of Directors of the International Tennis Hall of Fame in Newport, Rhode Island and the Advisory Board of Feed Projects in New York, NY. He also served on the Board of Trustees at the YMCA Camps Becket and Chimney Corners in Becket, Massachusetts, from 1992 to 1998.

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

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 28, 2014.

Item 11.	Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 28, 2014. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholders matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 28, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 28, 2014.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 28, 2014.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)1.	Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013
Consolidated Statements of Income for the Years Ended December 28, 2014, December 29, 2013 and December 30, 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 28, 2014, December 29, 2013 and December 30, 2012
Consolidated Statements of Stockholders’ Deficit for the Years Ended December 28, 2014, December 29, 2013 and December 30, 2012
Consolidated Statements of Cash Flows for the Years Ended December 28, 2014, December 29, 2013 and December 30, 2012
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

3.	Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit Number	Description

3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed on April 13, 2004 (Reg. No. 333-114442), (the “S-1”)).

3.2	Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 12, 2010).

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the Domino’s, Inc. registration statement on Form S-4 filed on March 22, 1999 (Reg. No. 333-74797)).

10.2	Fourth Amendment to the Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 28, 2012 (Incorporated by reference to Exhibit 10.2 to the registrants’ annual report on Form 10-K for the year ended December 30, 2012, (the “2012 10-K”)).

10.3*	Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended January 1, 2006).

10.4*	First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended December 31, 2006).

10.5*	Second Amendment to the Domino’s Pizza Deferred Compensation Plan effective February 8, 2013 (Incorporated by reference to Exhibit 10.5 to the 2012 10-K).

10.6*	TISM, Inc. Fourth Amended and Restated Stock Option Plan (“TISM Option Plan”) (Incorporated by reference to Exhibit 10.6 to the Domino’s, Inc. current report on Form 8-K filed on June 26, 2003 (Reg. No. 333-74797)).

10.7*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 22, 2009, (the “March 2009 10-Q”)).

10.8*	Form of Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the 2012 10-K).

10.9*	Form of 2013 Special Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to the 2012 10-K).

10.10*	Form of Director Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2009 10-Q).

10.11*	Form of Amendment to Existing Director Stock Option Grants (Incorporated by reference to Exhibit 10.5 to the March 2009 10-Q).

10.12*	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.12 to the 2012 10-K).

10.13*	Form of 2013 Special Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13 to the 2012 10-K).

10.14*	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the 2012 10-K).

10.15*	Form of 2013 Special Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.15 to the 2012 10-K).

10.16*	Form of Domino’s Pizza, Inc. 2004 Equity Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference to Exhibit 10.19 to the registrants’ annual report on Form 10-K for the year ended January 3, 2010, (the “2009 10-K”)).

10.17*	Amended and Restated Domino’s Pizza Senior Executive Annual Incentive Plan. (Incorporated by reference to Exhibit 10.20 to the registrants’ annual report on Form 10-K for the year ended January 2, 2011, (the “2010 10-K”)).

10.18*	Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan (Incorporated by reference to Exhibit 10.18 to the registrants’ annual report on Form 10-K for the year ended December 29, 2013).

10.19*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.20*	Employment Agreement dated as of February 23, 2015 between Domino’s Pizza LLC and J. Patrick Doyle.

10.21*	Time Sharing Agreement dated as of February 23, 2015 between Domino’s Pizza LLC and J. Patrick Doyle.

10.22*	Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton (Incorporated by reference to Exhibit 10.44 of the registrant’s annual report on Form 10-K for the fiscal year ended December 28, 2008, (the “2008 10-K”)).

10.23*	Amendment to the Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton (Incorporated by reference to Exhibit 10.45 of the 2008 10-K).

10.24*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Michael T. Lawton (Incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 20, 2010, (the “June 2010 10-Q”)).

10.25*	Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 1.01 to the registrant’s current report on Form 8-K filed on September 4, 2008).

10.26*	Amendment to the Employment agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.4 to the registrants’ current report on Form 8-K filed on December 24, 2008).

10.27*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.3 to the June 2010 10-Q).

10.28*	Employment Agreement dated as of July 21, 2011 between Domino’s Pizza LLC and Scott R. Hinshaw (Incorporated by reference to Exhibit 10.36 to the registrant’s annual report on Form 10-K for the fiscal year ended January 1, 2012).

10.29*	Employment Agreement dated as of March 14, 2011 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on Form 10-Q for the quarter ended March 27, 2011).

10.30*	Employment Agreement dated as of January 7, 2008 between Domino’s Pizza LLC and Kenneth B. Rollin (Incorporated by reference to Exhibit 10.36 of the 2010 10-K).

10.31*	Amendment to the Employment Agreement dated as of December 23, 2008 between Domino’s Pizza LLC and Kenneth B. Rollin (Incorporated by reference to Exhibit 10.37 of the 2010 10-K).

10.32*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Kenneth B. Rollin.

10.33	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).

10.34	Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the Domino’s Pizza, Inc. current report on Form 8-K filed on March 19, 2012, (the “March 2012 8-K”)).

10.35	Series 2012-1 Supplement dated March 15, 2012 to the Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer of the Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 and the Series 2012-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2012-1 Securities Intermediary (Incorporated by reference to Exhibit 4.2 to the March 2012 8-K).

10.36	Class A-1 Note Purchase Agreement dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s IP Holder LLC, Domino’s Pizza Distribution LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer, Domino’s Pizza LLC, as Manager, certain conduit investors, certain financial institutions and certain funding agents, Barclays Bank PLC, as L/C Provider, as Swingline Lender and as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the March 2012 8-K).

10.37	Amended and Restated Guarantee and Collateral Agreement dated March 15, 2012 among Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc. Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the March 2012 8-K).

10.38	Amended and Restated Management Agreement dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the March 2012 8-K).

10.39	Agreement dated January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2009).

10.40	Letter of Credit Agreement dated as of June 22, 2009 between Domino’s Pizza LLC and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 26, 2009).

10.41	Board of Directors’ Compensation.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 28, 2014	December 29, 2013
ASSETS

ASSETS:
Cash and cash equivalents	$6	$6

Total assets	$6	$6

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Equity in net deficit of subsidiaries	$1,219,465	$1,290,202
Due to subsidiary	6	6

Total liabilities	1,219,471	1,290,208

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 55,553,149 in 2014 and 55,768,672 in 2013 issued and outstanding	556	558
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	29,561	669
Retained deficit	(1,246,921)	(1,289,445)
Accumulated other comprehensive loss	(2,661)	(1,984)

Total stockholders’ deficit	(1,219,465)	(1,290,202)

Total liabilities and stockholders’ deficit	$6	$6

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012

REVENUES	$—	$—	$—

Total revenues	—	—	—

OPERATING EXPENSES	—	—	—

Total operating expenses	—	—	—

INCOME FROM OPERATIONS	—	—	—

Equity earnings in subsidiaries	162,587	142,985	112,392

INCOME BEFORE PROVISION FOR INCOME TAXES	162,587	142,985	112,392

PROVISION FOR INCOME TAXES	—	—	—

NET INCOME	$162,587	$142,985	$112,392

COMPREHENSIVE INCOME	$161,910	$143,387	$112,407

EARNINGS PER SHARE:

Common Stock – basic	$2.96	$2.58	$1.99
Common Stock – diluted	$2.86	$2.48	$1.91

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by operating activities	$134,149	$129,953	$112,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends from subsidiaries	—	—	146,231

Net cash provided by investing activities	—	—	146,231

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock dividends	(52,843)	(34,241)	(173,485)
Purchase of common stock	(82,407)	(97,132)	(88,238)
Other	1,101	1,420	3,100

Net cash used in financing activities	(134,149)	(129,953)	(258,623)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	6	6	6

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$6	$6	$6

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)	INTRODUCTION AND BASIS OF PRESENTATION

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

Non-cash activities of $42.3 million, $32.3 million and $21.7 million were recorded in 2014, 2013 and 2012, respectively. These amounts primarily relate to stock-based compensation plans and amounts recorded in other comprehensive income related to the Company’s subsidiaries. Non-cash activities in 2012 also include payment by a subsidiary of approximately $13.5 million pursuant to the anti-dilution provisions in the Company’s equity incentive plans which was recorded as an increase in total stockholders’ deficit (see Note 9 to the Company’s consolidated financial statements as filed in this Form 10-K for further information).

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

Domino’s Pizza, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Additions/ Deductions from Reserves *	Translation Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
2014	$5,107	$(308)	$(1,428)	$(10)	$3,361
2013	5,906	(752)	(42)	(5)	5,107
2012	5,446	1,153	(693)	—	5,906

Allowance for doubtful notes receivable:
2014	$750	$(262)	$443	$—	$931
2013	1,444	(505)	(189)	—	750
2012	2,059	(691)	76	—	1,444

*	Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer

February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ J. Patrick Doyle
J. Patrick Doyle	President, Chief Executive Officer and Director
February 24, 2015	(Principal Executive Officer)

/s/ Michael T. Lawton
Michael T. Lawton	Chief Financial Officer
February 24, 2015	(Principal Financial and Accounting Officer)

/s/ David A. Brandon
David A. Brandon	Chairman of the Board of Directors
February 24, 2015

/s/ Andrew B. Balson
Andrew B. Balson	Director
February 24, 2015

/s/ Diana F. Cantor
Diana F. Cantor	Director
February 24, 2015

/s/ Richard L. Federico
Richard L. Federico	Director
February 24, 2015

/s/ James A. Goldman
James A. Goldman	Director
February 24, 2015

/s/ Vernon O. Hamilton
Vernon O. Hamilton	Director
February 24, 2015

/s/ Gregory A. Trojan
Gregory A. Trojan	Director
February 24, 2015