Form 10-Q
period 2015-03-22
DOMINOS PIZZA INC
filed 2015-04-23
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 22, 2015

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

As of April 16, 2015, Domino’s Pizza, Inc. had 55,192,823 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

		December 28, 2014
(In thousands)	March 22, 2015	(Note)
Assets
Current assets:
Cash and cash equivalents	$74,991	$30,855
Restricted cash and cash equivalents	121,533	120,954
Accounts receivable	118,085	118,395
Inventories	37,899	37,944
Prepaid expenses and other	13,267	32,569
Advertising fund assets, restricted	72,555	72,055
Deferred income taxes	7,711	9,857
Asset held for sale	—	5,732
Total current assets	446,041	428,361
Property, plant and equipment:
Land and buildings	28,759	25,859
Leasehold and other improvements	100,917	99,804
Equipment	181,573	178,378
Construction in progress	3,296	6,179
	314,545	310,220
Accumulated depreciation and amortization	(199,801)	(196,174)
Property, plant and equipment, net	114,744	114,046
Other assets:
Deferred financing costs	21,673	22,947
Goodwill	16,297	16,297
Capitalized software	20,805	20,562
Other assets	15,072	14,592
Deferred income taxes	2,349	2,475
Total other assets	76,196	76,873
Total assets	$636,981	$619,280

Liabilities and stockholders' deficit
Current liabilities:
Current portion of long-term debt	$234	$565
Accounts payable	88,323	86,552
Dividends payable	17,579	14,351
Insurance reserves	14,307	14,465
Advertising fund liabilities	72,555	72,055
Other accrued liabilities	82,315	77,620
Total current liabilities	275,313	265,608
Long-term liabilities:
Long-term debt, less current portion	1,527,202	1,523,546
Insurance reserves	26,621	26,951
Deferred income taxes	3,201	5,588
Other accrued liabilities	18,222	17,052
Total long-term liabilities	1,575,246	1,573,137
Stockholders' deficit:
Common stock	554	556
Additional paid-in capital	6,758	29,561
Retained deficit	(1,217,800)	(1,246,921)
Accumulated other comprehensive loss	(3,090)	(2,661)
Total stockholders' deficit	(1,213,578)	(1,219,465)
Total liabilities and stockholders' deficit	$636,981	$619,280

Note: The balance sheet at December 28, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
	March 22,	March 23,
(In thousands, except per share data)	2015	2014
Revenues:
Domestic Company-owned stores	$92,375	$82,457
Domestic franchise	61,774	53,421
Supply chain	311,656	284,334
International franchise	36,222	33,640
Total revenues	502,027	453,852
Cost of sales:
Domestic Company-owned stores	68,152	62,791
Supply chain	276,809	254,019
Total cost of sales	344,961	316,810
Operating margin	157,066	137,042
General and administrative	62,813	52,867
Income from operations	94,253	84,175
Interest income	82	31
Interest expense	(20,153)	(20,326)
Income before provision for income taxes	74,182	63,880
Provision for income taxes	27,893	23,406
Net income	$46,289	$40,474
Earnings per share:
Common stock - basic	$0.84	$0.73
Common stock - diluted	0.81	0.71
Dividends declared per share	$0.31	$0.25

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended
	March 22,	March 23,
(In thousands)	2015	2014
Net income	$46,289	$40,474
Other comprehensive loss, before tax:
Currency translation adjustment	(810)	(1,026)
Tax attributes of items in other comprehensive loss:
Currency translation adjustment	381	442
Other comprehensive loss, net of tax	(429)	(584)
Comprehensive income	$45,860	$39,890

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
	March 22,	March 23,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$46,289	$40,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,347	6,421
(Gains) losses on sale/disposal of assets	150	(1,556)
Amortization of deferred financing costs	1,274	1,390
Provision for deferred income taxes	198	700
Non-cash compensation expense	4,466	4,455
Tax impact from equity-based compensation	(4,677)	(7,834)
Other	74	45
Changes in operating assets and liabilities	29,624	(7,891)
Net cash provided by operating activities	84,745	36,204
Cash flows from investing activities:
Capital expenditures	(7,600)	(6,561)
Proceeds from sale of assets	6,789	3,906
Changes in restricted cash	(579)	16,827
Other	1,556	(279)
Net cash provided by investing activities	166	13,893
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(103)	(6,032)
Proceeds from exercise of stock options	1,196	2,458
Tax impact from equity-based compensation	4,677	7,834
Purchases of common stock	(29,512)	(15,131)
Tax payments for restricted stock upon vesting	(3,632)	(4,308)
Payments of common stock dividends and equivalents	(13,965)	(11,053)
Net cash used in financing activities	(41,339)	(26,232)
Effect of exchange rate changes on cash and cash equivalents	564	128
Change in cash and cash equivalents	44,136	23,993
Cash and cash equivalents, at beginning of period	30,855	14,383
Cash and cash equivalents, at end of period	$74,991	$38,376

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

March 22, 2015

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended December 28, 2014 included in our annual report on Form 10-K.

In the opinion of the Company, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended March 22, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2016.

2. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended March 22, 2015 and March 23, 2014
	Domestic	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2015	$154,149	$337,756	$36,222	$(26,100)	$—	$502,027
2014	135,878	309,052	33,640	(24,718)	—	453,852
Income from operations
2015	$55,527	$27,195	$28,715	N/A	$(17,184)	$94,253
2014	48,091	23,967	27,423	N/A	(15,306)	84,175
Segment Income
2015	$57,273	$29,455	$28,748	N/A	$(9,260)	$106,216
2014	47,979	26,025	27,463	N/A	(7,972)	93,495

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 22,	March 23,
	2015	2014
Total Segment Income	$106,216	$93,495
Depreciation and amortization	(7,347)	(6,421)
Gains (losses) on sale/disposal of assets	(150)	1,556
Non-cash compensation expense	(4,466)	(4,455)
Income from operations	94,253	84,175
Interest income	82	31
Interest expense	(20,153)	(20,326)
Income before provision for income taxes	$74,182	$63,880

3. Earnings Per Share

	Fiscal Quarter Ended
	March 22,	March 23,
	2015	2014
Net income available to common stockholders - basic and diluted	$46,289	$40,474
Basic weighted average number of shares	55,207,646	55,211,837
Earnings per share - basic	$0.84	$0.73
Diluted weighted average number of shares	57,013,552	57,372,471
Earnings per share - diluted	$0.81	$0.71

The denominator used in calculating diluted earnings per share for common stock for the first quarter of 2015 does not include 70,910 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for common stock for the first quarter of 2014 does not include 199,040 options to purchase common stock, as the effect of including these options would have been anti-dilutive.

4. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the first quarter of 2015.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 28, 2014	55,553,149	$556	$29,561	$(1,246,921)	$(2,661)
Net income	—	—	—	46,289	—
Common stock dividends	—	—	—	(17,168)	—
Issuance of common stock, net	23,155	—	—	—	—
Tax payments for restricted stock upon vesting	(36,154)	—	(3,632)	—	—
Purchases of common stock	(290,877)	(3)	(29,509)	—	—
Exercise of stock options	111,585	1	1,195	—	—
Tax impact from equity-based compensation	—	—	4,677	—	—
Non-cash compensation expense	—	—	4,466	—	—
Currency translation adjustment, net of tax	—	—	—	—	(429)
Balance at March 22, 2015	55,360,858	$554	$6,758	$(1,217,800)	$(3,090)

5. Dividends

During the first quarter of 2015, the Company paid approximately $14.0 million of common stock dividends. Additionally, during the first quarter of 2015, the Company’s Board of Directors declared a $0.31 per share quarterly dividend on its outstanding common stock for shareholders of record as of March 13, 2015 which was paid on March 30, 2015. The Company had approximately $17.6 million accrued for common stock dividends at March 22, 2015.

Subsequent to the first quarter, on April 21, 2015, the Company’s Board of Directors declared a $0.31 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2015 to be paid on June 30, 2015.

6. Accumulated Other Comprehensive Loss

The approximately $3.1 million of accumulated other comprehensive loss at March 22, 2015 and the approximately $2.7 million of accumulated other comprehensive loss at December 28, 2014 represent currency translation adjustments, net of tax. There were no reclassifications out of accumulated other comprehensive loss to net income in the first quarter of 2015 or the first quarter of 2014.

7. Open Market Share Repurchase Program

During the first quarter of 2015, the Company repurchased and retired 290,877 shares of common stock for a total of approximately $29.5 million. As of March 22, 2015, the Company had $103.2 million remaining for future share repurchases under its Board of Directors approved $200.0 million open market share repurchase program. Subsequent to the first quarter, and through April 16, 2015, the Company repurchased and retired an additional 177,695 shares of common stock for a total of approximately $18.0 million.

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at March 22, 2015 and December 28, 2014:

	At March 22, 2015
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$59,822	$59,822	$—	$—
Restricted cash equivalents	97,733	97,733	—	—
Investments in marketable securities	5,128	5,128	—	—

	At December 28, 2014
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$16,290	$16,290	$—	$—
Restricted cash equivalents	93,121	93,121	—	—
Investments in marketable securities	4,586	4,586	—	—

At March 22, 2015, the Company estimated that the $1.522 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.592 billion; and at December 28, 2014 the $1.522 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.597 billion. The fixed rate notes are classified as a Level 2 measurement, as the Company estimated the fair value amount by using available market information. The Company obtained quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and, at times, trade these notes. Further, the Company performed its own internal analysis based on the information gathered from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required to interpret market data to estimate fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values stated above.

9. Sale of Company-Owned Stores

During the first quarter of 2014, the Company sold 14 Company-owned stores to a franchisee. In connection with the sale of these 14 stores, the Company recorded a $1.7 million pre-tax gain on the sale of the related assets, which was net of a $0.5 million reduction in goodwill. The gain was recorded in general and administrative expense in the Company’s condensed consolidated statements of income. As a result of this capital gain, the Company also released $0.3 million of a deferred tax valuation allowance.

10. Legal Matters

In 2013, the Company was named as a defendant in a lawsuit along with a large franchisee and the franchisee’s delivery driver.  The jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denied liability and filed an appeal of the verdict on a variety of grounds.  In the first quarter of 2015, the appellate court reversed the trial court’s decision and dismissed the claims against the Company. The plaintiff’s right to request an appeal with the Texas Supreme Court has not yet expired. The Company continues to deny liability in this matter.

11. Supplemental Disclosures of Cash Flow Information

At March 22, 2015, the Company had $0.7 million of non-cash investing activities related to accruals for capital expenditures.

During the first quarter of 2015, the Company renewed the capital lease of a supply chain center building and extended the term of the lease through August 2028. As a result of the new lease, the Company recorded non-cash financing activities of $3.4 million for the increase in capital lease assets and liabilities during the first quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2015 and 2014 first quarters referenced herein represent the twelve-week periods ended March 22, 2015 and March 23, 2014, respectively.

Overview

Domino’s is the second largest pizza restaurant chain in the world, with more than 11,600 locations in over 75 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties to its franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

Our financial results are driven largely by retail sales at our franchise and Company-owned stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees as well as Company-owned store and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino's Pizza® brand, the results of our extensive advertising through various media channels, the impact of technological innovation and digital ordering, our ability to execute our strong and proven business model and the overall global economic environment.

	First Quarter		First Quarter
	of 2015		of 2014
Global retail sales growth	+10.4%		+9.1%
Same store sales growth:
Domestic Company-owned stores	+15.9%		+1.5%
Domestic franchise stores	+14.4%		+5.2%
Domestic stores	+14.5%		+4.9%
International stores (excluding foreign currency impact)	+7.8%		+7.4%
Store counts (at end of period):
Domestic Company-owned stores	379		376
Domestic franchise stores	4,705		4,615
Domestic stores	5,084		4,991
International stores	6,655		5,997
Total stores	11,739		10,988
Income statement data:
Total revenues	$502.0	100.0%	$453.9	100.0%
Cost of sales	345.0	68.7%	316.8	69.8%
General and administrative	62.8	12.5%	52.9	11.6%
Income from operations	94.3	18.8%	84.2	18.5%
Interest expense, net	(20.1)	(4.0)%	(20.3)	(4.5)%
Income before provision for income taxes	74.2	14.8%	63.9	14.1%
Provision for income taxes	27.9	5.6%	23.4	5.2%
Net income	$46.3	9.2%	$40.5	8.9%

During the first quarter of 2015, we continued our global expansion with the opening of 110 net new stores. Our international segment led the way with 93 net new store openings. We continued our focus on growing online ordering and the digital customer experience through our digital platforms and technology. Our emphasis on technology innovation helped us generate over 45% of U.S. sales from digital channels in the first quarter of 2015. Overall, we believe our focus on global growth and technology has strengthened our brand.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 10.4% in the first quarter of 2015. This increase was driven primarily by domestic and international same store sales growth, as well as an increase in our worldwide store counts during the trailing four quarters. The impact of foreign currency exchange rates partially offset these increases, resulting from a generally stronger U.S. dollar when compared to the currencies in the international markets in which we compete. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products and marketing. International same store sales growth also reflected continued strong performance.

Revenues increased $48.1 million, up 10.6% in the first quarter of 2015. This increase was due primarily to higher supply chain revenues from increased food volumes as well as increased sales of equipment to stores in connection with the Company’s store reimaging program. Higher Company-owned store, domestic franchise and international franchise revenues resulting from same store sales and store count growth also contributed to the increase. These increases were offset in part by the negative impact of changes in foreign currency exchange rates on international franchise and international supply chain revenues and lower commodity prices, specifically cheese. These changes in revenues are described in more detail below.

Income from operations increased $10.1 million, up 12.0% in the first quarter of 2015. This increase was driven by higher royalty revenues from domestic franchise stores as well as increased supply chain volumes. Higher Company-owned store and international franchise revenues also contributed to the increase in income from operations. The negative impact of changes in foreign currency exchange rates partially offset these increases. Additionally, in the comparable quarter of 2014, we recognized a non-recurring pre-tax gain of $1.7 million from the sale of 14 Company-owned stores.

Net income increased $5.8 million, up 14.4% in the first quarter of 2015. This increase was driven by domestic same store sales growth and higher supply chain volumes. International same store sales and store count growth also contributed to the increase in net income. The negative impact of changes in foreign currency exchange rates partially offset these increases. Additionally, in the comparable quarter of 2014, we recognized a non-recurring gain of $1.4 million from the sale of 14 Company-owned stores and the associated reversal of a deferred tax asset valuation allowance.

Revenues

	First Quarter		First Quarter
	of 2015		of 2014
Domestic Company-owned stores	$92.4	18.4%	$82.5	18.2%
Domestic franchise	61.8	12.3%	53.4	11.8%
Supply chain	311.7	62.1%	284.3	62.6%
International franchise	36.2	7.2%	33.6	7.4%
Total revenues	$502.0	100.0%	$453.9	100.0%

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

Domestic Stores Revenues

	First Quarter		First Quarter
	of 2015		of 2014
Domestic Company-owned stores	$92.4	59.9%	$82.5	60.7%
Domestic franchise	61.8	40.1%	53.4	39.3%
Domestic stores	$154.1	100.0%	$135.9	100.0%

Domestic stores revenues increased $18.2 million, up 13.4% in the first quarter of 2015. This increase was due to higher domestic Company-owned same store sales and royalty revenues earned on higher franchise same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations increased $9.9 million, up 12.0% in the first quarter of 2015. This increase was due to a 15.9% increase in same store sales as compared to 2014. The sale of 14 Company-owned stores during the first quarter of 2014 partially offset this increase.

Domestic Franchise Revenues

Revenues from domestic franchise operations increased $8.4 million, or 15.6%, in the first quarter of 2015. The increase was driven by a 14.4% increase in same store sales as compared to the first quarter of 2014 and, to a lesser extent, an increase in the average number of domestic franchised stores open during the first quarter of 2015. Revenues further benefited from fees paid by franchisees related to our insourced online ordering platform. We also incurred an increase in expenses related to these technology initiatives.

Supply Chain Revenues

	First Quarter		First Quarter
	of 2015		of 2014
Domestic supply chain	$284.0	91.1%	$257.5	90.6%
International supply chain	27.7	8.9%	26.8	9.4%
Total supply chain	$311.7	100.0%	$284.3	100.0%

Domestic Supply Chain

Domestic supply chain revenues increased $26.5 million, or 10.3%, in the first quarter of 2015. The increase was primarily attributable to higher volumes from increased order counts at the store level and increases in sales of equipment and supplies and was partially offset by lower commodity prices, specifically cheese. We estimate that the lower cheese block price (passed through directly in domestic supply chain pricing to franchisees) resulted in an approximate $11.1 million decrease in domestic supply chain revenues during the first quarter of 2015.

International Supply Chain

Revenues from international supply chain operations increased $0.9 million, or 3.3%, in the first quarter of 2015. This increase resulted primarily from higher volumes, and was offset in part by the negative impact of foreign currency exchange rates of approximately $2.7 million during the quarter.

International Franchise

Revenues from international franchise operations increased $2.6 million, or 7.7%, in the first quarter of 2015. This increase was due to higher same store sales and an increase in the average number of international stores open during the quarter, and was offset in part by the negative impact of changes in foreign currency exchange rates of approximately $3.6 million. Excluding the impact of foreign currency exchange rates, same store sales increased 7.8% in the first quarter of 2015. The impact of foreign currency exchange rates more than offset the increased same store sales at our international franchise stores. As a result, when the impact of foreign currency is included, same store sales decreased 2.5% from the first quarter of 2014.

Cost of Sales / Operating Margin

	First Quarter		First Quarter
	of 2015		of 2014
Consolidated revenues	$502.0	100.0%	$453.9	100.0%
Consolidated cost of sales	345.0	68.7%	316.8	69.8%
Consolidated operating margin	$157.1	31.3%	$137.0	30.2%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

Consolidated operating margin, which we define as revenues less cost of sales, increased $20.1 million, up 14.6% in the first quarter of 2015. This increase was due to higher domestic and international franchise revenues, higher margins at our Company-owned stores and increased supply chain margins. Franchise revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the operating margin increased 1.1 percentage points in the first quarter of 2015, primarily resulting from lower overall commodity prices, specifically cheese.

Domestic Company-Owned Stores Operating Margin

	First Quarter		First Quarter
Domestic Company-Owned Stores	of 2015		of 2014
Revenues	$92.4	100.0%	$82.5	100.0%
Cost of sales	68.2	73.8%	62.8	76.1%
Store operating margin	$24.2	26.2%	$19.7	23.9%

The domestic Company-owned store operating margin, which does not include certain store-level costs such as royalties and advertising, increased $4.5 million, up 23.2% in the first quarter of 2015. This increase was due primarily to lower food costs and higher same store sales.

As a percentage of store revenues, the store operating margin increased 2.3 percentage points in the first quarter of 2015, as discussed in more detail below.

•

Food costs decreased 1.8 percentage points to 26.5%, due primarily to lower overall commodity prices, specifically cheese. The cheese block price per pound averaged $1.54 in the first quarter of 2015 compared to $2.16 in the first quarter of 2014.

•	Occupancy costs, which include rent, telephone, utilities and depreciation, decreased 1.3 percentage points to 7.6% due primarily to the positive impact of higher sales per store.
•

Labor and related costs increased 1.0 percentage point due to additional overtime wages resulting from higher volumes and higher bonuses to our corporate store management team resulting from improved performance.

Supply Chain Operating Margin

	First Quarter		First Quarter
Supply Chain	of 2015		of 2014
Revenues	$311.7	100.0%	$284.3	100.0%
Cost of sales	276.8	88.8%	254.0	89.3%
Supply chain operating margin	$34.8	11.2%	$30.3	10.7%

The $4.5 million or 14.9% increase in the supply chain operating margin was due primarily to higher volumes from increased store order counts.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.5 percentage points in the first quarter of 2015 due to lower commodity prices and lower fuel costs. Decreases in certain food prices have a positive effect on the supply chain operating margin percentage due to the fixed dollar margin earned by supply chain on certain food items. Changes in our domestic cheese prices decreased both revenues and costs by $11.1 million in the first quarter of 2015. If our domestic cheese prices for the first quarter of 2015 had been in effect during the first quarter of 2014, the supply chain operating margin as a percentage of supply chain revenues would have increased by 0.4 percentage points. However, the dollar margin would have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $9.9 million, up 18.8% in the first quarter of 2015. This increase primarily relates to continued investments in technology initiatives as well as higher volume-driven expenses resulting from our higher same store sales, including franchisee incentives, Company-owned store advertising and variable performance-based compensation. The non-recurrence of a $1.7 million pre-tax gain recognized from the sale of 14 Company-owned stores during the first quarter of 2014 also contributed to the increase.

Interest Expense

Interest expense decreased $0.2 million to $20.2 million in the first quarter of 2015. This decrease was due primarily to a lower average debt balance during the first quarter of 2015 compared to the same period in 2014.

The Company’s cash borrowing rate was flat at 5.3% for both the first quarter of 2015 and the first quarter of 2014.

Provision for Income Taxes

Provision for income taxes increased $4.5 million to $27.9 million in the first quarter of 2015, due primarily to higher pre-tax income. Additionally, during the first quarter of 2014, we recognized a reversal of a deferred tax valuation allowance of approximately $0.3 million in connection with the sale of 14 Company-owned stores during the quarter. The effective tax rate increased 1.0 percentage point to 37.6% during the first quarter of 2015, from 36.6% in the comparable period in 2014.

Liquidity and Capital Resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of March 22, 2015, we had working capital of $49.2 million, excluding restricted cash and cash equivalents of $121.5 million and including total unrestricted cash and cash equivalents of $75.0 million.

As of March 22, 2015, we had approximately $56.8 million of restricted cash held for future principal and interest payments, $43.9 million of cash held as collateral for outstanding letters of credit, $20.8 million of restricted cash held in a three month interest reserve as required by the related debt agreements and $0.1 million of other restricted cash, for a total of $121.5 million of restricted cash and cash equivalents.

As of March 22, 2015, we had approximately $1.53 billion of long-term debt, of which $0.2 million was classified as a current liability. Our fixed rate notes have original scheduled principal amortization payments of $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. In accordance with our debt agreements, once we meet certain conditions, including maximum leverage ratios as defined of less than or equal to 4.5x total debt to EBITDA, we cease to make the scheduled principal amortization payments. If one of the defined leverage ratios subsequently exceeds 4.5x, we must make-up the payments we had previously not made. During the second quarter of 2014, we met the maximum leverage ratios of less than 4.5x, and, in accordance with our debt agreements, ceased debt amortization payments in the third quarter of 2014. We continued to meet the maximum leverage ratios of less than 4.5x through the first quarter of 2015 and currently do not plan to make previously scheduled debt amortization payments as permitted in our debt agreements.

As of March 22, 2015, we had $44.1 million of outstanding letters of credit and $55.9 million of available capacity under our $100.0 million variable funding notes. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. However, our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes.

During the first quarter of 2015, the Company repurchased and retired 290,877 shares of common stock for a total of approximately $29.5 million. As of March 22, 2015, we had approximately $103.2 million remaining for future share repurchases under the current Board of Directors approved $200.0 million open market share repurchase program. Subsequent to the first quarter of 2015 and through April 16, 2015, the Company repurchased and retired an additional 177,695 shares of common stock for a total of approximately $18.0 million. We continue to maintain our flexibility to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the variable funding notes) availability under the variable funding notes for, among other things, the repurchase of shares under the current authorized program, the payment of dividends and other corporate uses.

During the first quarter of 2015, the Company paid approximately $14.0 million of common stock dividends. Additionally, during the quarter, the Company’s Board of Directors declared a $0.31 per share quarterly dividend on its outstanding common stock for shareholders of record as of March 13, 2015 which was paid on March 30, 2015. The Company had approximately $17.6 million accrued for common stock dividends at March 22, 2015. Subsequent to the first quarter, on April 21, 2015, the Company’s Board of Directors declared a $0.31 per share quarterly dividend for shareholders of record as of June 15, 2015 to be paid on June 30, 2015.

During the first quarter of 2015, we experienced strong increases in both domestic and international same store sales versus the comparable period in the prior year. Additionally, our international business continued to grow store counts in the first quarter of 2015. These factors contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. The Company believes its current unrestricted cash and cash equivalents balance and its expected cash flows from operations will be sufficient to fund operations for at least the next twelve months. We did not have any material commitments for capital expenditures as of March 22, 2015.

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

The following table illustrates the main components of our cash flows:

(In millions)	March 22, 2015	March 23, 2014
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$84.7	$36.2
Net cash provided by investing activities	0.2	13.9
Net cash used in financing activities	(41.3)	(26.2)
Exchange rate changes	0.6	0.1
Change in cash and cash equivalents	$44.1	$24.0

Operating Activities

Cash provided by operating activities was $84.7 million in the first quarter of 2015. This was mainly the result of net income of $46.3 million that was generated during the quarter, which included non-cash expenses of $8.8 million. Also, a $29.6 million increase in cash from changes in operating assets and liabilities contributed to the increase in cash generated from operating activities, primarily related to timing of tax payments.

Cash provided by operating activities was $36.2 million in the first quarter of 2014, resulting primarily from net income of $40.5 million, which included non-cash expenses of $3.6 million. Changes in operating assets and liabilities also generated $7.9 million of cash inflows during the first quarter of 2014.

Investing Activities

Cash provided by investing activities was $0.2 million in the first quarter of 2015, which consisted primarily of proceeds from the sale of assets of $6.8 million and repayments of notes receivable of $2.0 million. Capital expenditures totaling $7.6 million (driven by increased investments in our technology initiatives, Company-owned stores and supply chain centers) and a $0.6 million increase in restricted cash partially offset the cash provided by investing activities.

Cash provided by investing activities was $13.9 million in the first quarter of 2014, which consisted primarily of a $16.8 million decrease in restricted cash and $3.9 million of proceeds from the sale of assets. Capital expenditures of $6.6 million partially offset the cash provided by investing activities.

Financing Activities

We used $41.3 million of cash in financing activities in the first quarter of 2015 compared to $26.2 million during the first quarter of 2014, both primarily related to purchases of common stock and funding dividend payments to our shareholders. Additionally, in the first quarter of 2014, we made $6.0 million in payments on our long-term debt obligations. The tax impact of equity-based compensation and proceeds from exercise of stock options offset the use of cash in financing activities in both the first quarter of 2015 and the first quarter of 2014.

Forward-Looking Statements

This filing contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of and our ability to refinance our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product, digital ordering and concept developments by us, and other food-industry competitors; the ongoing level of profitability of our franchisees; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in foreign currency exchange rates; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. These forward-looking statements speak only as of the date of this filing, and you should not rely on such statements as representing the views of the Company as of any subsequent date. Except as required by applicable securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. The Company actively monitors this exposure when present. As of March 22, 2015, we had no outstanding variable funding note borrowings and $55.9 million available for borrowing, which is net of letters of credit of $44.1 million. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until January 2019. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Total revenues of approximately 12.7% in the first quarter of 2015 and 13.3% in the first quarter of 2014 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $2.5 million in the first quarter of 2015.

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

During the quarterly period ended March 22, 2015, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In 2013, the Company was named as a defendant in a lawsuit along with a large franchisee and the franchisee’s delivery driver.  The jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denied liability and filed an appeal of the verdict on a variety of grounds.  In the first quarter of 2015, the appellate court reversed the trial court’s decision and dismissed the claims against the Company. The plaintiff’s right to request an appeal with the Texas Supreme Court has not yet expired. The Company continues to deny liability in this matter.

While we may occasionally be party to large claims, including class action suits, we do not believe that any existing matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				(d) Maximum
			(c) Total Number of Shares	Approximate Dollar
	(a) Total Number		Purchased as Part of	Value of Shares that
	of Shares	(b) Average Price Paid	Publicly Announced	May Yet Be Purchased
Period	Purchased (1)	per Share	Program (2)	Under the Program
Period #1 (December 29, 2014 to January 25, 2015)	1,209	$95.46	—	$132,726,701
Period #2 (January 26, 2015 to February 22, 2015)	5,104	98.93	—	132,726,701
Period #3 (February 23, 2015 to March 22, 2015)	292,588	101.46	290,877	103,213,781
Total	298,901	$101.40	290,877	$103,213,781

(1)

Includes 8,024 shares purchased as part of the Company’s employee stock purchase discount plan. During the first quarter, the shares were purchased at an average price of $99.04. All of the remaining shares presented were purchased pursuant to the publicly announced program.

(2)

As previously disclosed, at their February 12, 2014 meeting, the Board of Directors authorized a $200 million share repurchase program, which has no expiration date. As of March 22, 2015, the Company had approximately $103.2 million remaining for future share repurchases under this program. Subsequent to the first quarter of 2015 and through April 16, 2015, the Company repurchased and retired an additional 177,695 shares of common stock for a total of approximately $18.0 million. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

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

DOMINO’S PIZZA, INC. (Registrant)
Date: April 23, 2015	/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer