Form 10-Q
period 2015-06-14
DOMINOS PIZZA INC
filed 2015-07-16
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 14, 2015

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

As of July 9, 2015, Domino’s Pizza, Inc. had 54,913,919 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

		December 28, 2014
(In thousands)	June 14, 2015	(Note)
Assets
Current assets:
Cash and cash equivalents	$25,891	$30,855
Restricted cash and cash equivalents	96,817	120,954
Accounts receivable	113,328	118,395
Inventories	36,283	37,944
Prepaid expenses and other	31,691	32,569
Advertising fund assets, restricted	90,302	72,055
Deferred income taxes	10,189	9,857
Asset held for sale	—	5,732
Total current assets	404,501	428,361
Property, plant and equipment:
Land and buildings	28,772	25,859
Leasehold and other improvements	102,950	99,804
Equipment	184,189	178,378
Construction in progress	4,773	6,179
	320,684	310,220
Accumulated depreciation and amortization	(203,488)	(196,174)
Property, plant and equipment, net	117,196	114,046
Other assets:
Deferred financing costs	20,398	22,947
Goodwill	16,176	16,297
Capitalized software	22,111	20,562
Other assets	15,260	14,592
Deferred income taxes	2,259	2,475
Total other assets	76,204	76,873
Total assets	$597,901	$619,280

Liabilities and stockholders' deficit
Current liabilities:
Current portion of long-term debt	$237	$565
Accounts payable	76,961	86,552
Dividends payable	17,485	14,351
Insurance reserves	14,892	14,465
Advertising fund liabilities	90,302	72,055
Other accrued liabilities	69,336	77,620
Total current liabilities	269,213	265,608
Long-term liabilities:
Long-term debt, less current portion	1,527,161	1,523,546
Insurance reserves	26,057	26,951
Deferred income taxes	3,457	5,588
Other accrued liabilities	17,668	17,052
Total long-term liabilities	1,574,343	1,573,137
Stockholders' deficit:
Common stock	548	556
Additional paid-in capital	79	29,561
Retained deficit	(1,243,353)	(1,246,921)
Accumulated other comprehensive loss	(2,929)	(2,661)
Total stockholders' deficit	(1,245,655)	(1,219,465)
Total liabilities and stockholders' deficit	$597,901	$619,280

Note: The balance sheet at December 28, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14,	June 15,	June 14,	June 15,
(In thousands, except per share data)	2015	2014	2015	2014
Revenues:
Domestic Company-owned stores	$88,794	$78,814	$181,169	$161,271
Domestic franchise	60,827	52,038	122,601	105,459
Supply chain	302,903	284,928	614,559	569,262
International franchise	36,098	34,683	72,320	68,323
Total revenues	488,622	450,463	990,649	904,315
Cost of sales:
Domestic Company-owned stores	66,082	60,717	134,234	123,508
Supply chain	269,868	255,101	546,677	509,120
Total cost of sales	335,950	315,818	680,911	632,628
Operating margin	152,672	134,645	309,738	271,687
General and administrative	60,441	53,282	123,254	106,149
Income from operations	92,231	81,363	186,484	165,538
Interest income	57	27	139	58
Interest expense	(19,010)	(19,851)	(39,163)	(40,177)
Income before provision for income taxes	73,278	61,539	147,460	125,419
Provision for income taxes	27,369	23,077	55,262	46,483
Net income	$45,909	$38,462	$92,198	$78,936
Earnings per share:
Common stock - basic	$0.84	$0.70	$1.68	$1.43
Common stock - diluted	0.81	0.67	1.62	1.38
Dividends declared per share	$0.31	$0.25	$0.62	$0.50

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14,	June 15,	June 14,	June 15,
(In thousands)	2015	2014	2015	2014
Net income	$45,909	$38,462	$92,198	$78,936
Other comprehensive income (loss), before tax:
Currency translation adjustment	77	241	(733)	(785)
Tax attributes of items in other comprehensive income (loss):
Currency translation adjustment	84	(31)	465	411
Other comprehensive income (loss), net of tax	161	210	(268)	(374)
Comprehensive income	$46,070	$38,672	$91,930	$78,562

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
	June 14,	June 15,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$92,198	$78,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,028	13,077
Gains on sale/disposal of assets	(272)	(1,687)
Amortization of deferred financing costs	2,550	2,771
Benefit from deferred income taxes	(1,964)	(2,187)
Non-cash compensation expense	7,776	8,080
Tax impact from equity-based compensation	(7,556)	(8,319)
Other	(725)	(623)
Changes in operating assets and liabilities	(3,441)	(29,258)
Net cash provided by operating activities	103,594	60,790
Cash flows from investing activities:
Capital expenditures	(20,238)	(18,948)
Proceeds from sale of assets	8,785	4,967
Changes in restricted cash	24,137	50,743
Other	1,449	(1,049)
Net cash provided by investing activities	14,133	35,713
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(141)	(12,022)
Proceeds from exercise of stock options	2,067	2,648
Tax impact from equity-based compensation	7,556	8,319
Purchases of common stock	(97,634)	(65,006)
Tax payments for restricted stock upon vesting	(3,737)	(4,363)
Payments of common stock dividends and equivalents	(31,039)	(25,130)
Net cash used in financing activities	(122,928)	(95,554)
Effect of exchange rate changes on cash and cash equivalents	237	(28)
Change in cash and cash equivalents	(4,964)	921
Cash and cash equivalents, at beginning of period	30,855	14,383
Cash and cash equivalents, at end of period	$25,891	$15,304

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 14, 2015

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended June 14, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2016.

2. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended June 14, 2015 and June 15, 2014
	Domestic	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2015	$149,621	$327,374	$36,098	$(24,471)	$—	$488,622
2014	130,852	308,718	34,683	(23,790)	—	450,463
Income from operations
2015	$52,723	$26,012	$29,569	N/A	$(16,073)	$92,231
2014	44,014	23,124	28,971	N/A	(14,746)	81,363
Segment Income
2015	$54,279	$28,315	$29,509	N/A	$(9,303)	$102,800
2014	45,673	25,126	28,710	N/A	(7,996)	91,513

	Two Fiscal Quarters Ended June 14, 2015 and June 15, 2014
	Domestic	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2015	$303,770	$665,130	$72,320	$(50,571)	$—	$990,649
2014	266,730	617,769	68,323	(48,507)	—	904,315
Income from operations
2015	$108,250	$53,207	$58,284	N/A	$(33,257)	$186,484
2014	92,105	47,092	56,394	N/A	(30,053)	165,538
Segment Income
2015	$111,552	$57,771	$58,258	N/A	$(18,565)	$209,016
2014	93,652	51,151	56,173	N/A	(15,968)	185,008

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14,	June 15,	June 14,	June 15,
	2015	2014	2015	2014
Total Segment Income	$102,800	$91,513	$209,016	$185,008
Depreciation and amortization	(7,681)	(6,656)	(15,028)	(13,077)
Gains on sale/disposal of assets	422	131	272	1,687
Non-cash compensation expense	(3,310)	(3,625)	(7,776)	(8,080)
Income from operations	92,231	81,363	186,484	165,538
Interest income	57	27	139	58
Interest expense	(19,010)	(19,851)	(39,163)	(40,177)
Income before provision for income taxes	$73,278	$61,539	$147,460	$125,419

3. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14,	June 15,	June 14,	June 15,
	2015	2014	2015	2014
Net income available to common stockholders - basic and diluted	$45,909	$38,462	$92,198	$78,936
Basic weighted average number of shares	54,833,094	55,015,394	55,020,404	55,113,616
Earnings per share - basic	$0.84	$0.70	$1.68	$1.43
Diluted weighted average number of shares	56,628,237	57,124,457	56,820,743	57,246,871
Earnings per share - diluted	$0.81	$0.67	$1.62	$1.38

The denominators used in calculating diluted earnings per share for common stock for the second quarter and two fiscal quarters of 2015 do not include 70,910 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for common stock for the second quarter and two fiscal quarters of 2014 do not include 199,040 options to purchase common stock, as the effect of including these options would have been anti-dilutive.

4. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the two fiscal quarters of 2015.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 28, 2014	55,553,149	$556	$29,561	$(1,246,921)	$(2,661)
Net income	—	—	—	92,198	—
Common stock dividends	—	—	—	(34,148)	—
Issuance of common stock, net	23,155	—	—	—	—
Tax payments for restricted stock upon vesting	(36,154)	—	(3,737)	—	—
Purchases of common stock	(928,464)	(10)	(43,142)	(54,482)	—
Exercise of stock options	191,572	2	2,065	—	—
Tax impact from equity-based compensation	—	—	7,556	—	—
Non-cash compensation expense	—	—	7,776	—	—
Currency translation adjustment, net of tax	—	—	—	—	(268)
Balance at June 14, 2015	54,803,258	$548	$79	$(1,243,353)	$(2,929)

5. Dividends

During the two fiscal quarters of 2015, the Company paid approximately $31.0 million of common stock dividends. Additionally, during the second quarter of 2015, the Company’s Board of Directors declared a $0.31 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2015 which was paid on June 30, 2015. The Company had approximately $17.5 million accrued for common stock dividends at June 14, 2015.

Subsequent to the second quarter, the Company’s Board of Directors declared a $0.31 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2015 to be paid on September 30, 2015.

6. Accumulated Other Comprehensive Loss

The approximately $2.9 million of accumulated other comprehensive loss at June 14, 2015 and the approximately $2.7 million of accumulated other comprehensive loss at December 28, 2014 represent currency translation adjustments, net of tax. There were no reclassifications out of accumulated other comprehensive loss to net income in the two fiscal quarters of 2015 or the two fiscal quarters of 2014.

7. Open Market Share Repurchase Program

During the second quarter of 2015, the Company repurchased and retired 637,587 shares of common stock for a total of approximately $68.1 million; during the two fiscal quarters of 2015, the Company repurchased and retired 928,464 shares of common stock for approximately $97.6 million. As of June 14, 2015, the Company had $35.1 million remaining for future share repurchases under its Board of Directors approved $200.0 million open market share repurchase program. Subsequent to the second quarter, the Board of Directors reset the open market share repurchase program so that the Company had $200.0 million remaining for future share repurchases at July 15, 2015.

During the second quarter and two fiscal quarters of 2014, the Company repurchased and retired 687,750 and 909,231 shares of common stock for a total of approximately $49.9 million and $65.0 million, respectively, under the Company’s open market share repurchase program.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at June 14, 2015 and December 28, 2014:

	At June 14, 2015
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$12,465	$12,465	$—	$—
Restricted cash equivalents	68,060	68,060	—	—
Investments in marketable securities	5,414	5,414	—	—

	At December 28, 2014
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$16,290	$16,290	$—	$—
Restricted cash equivalents	93,121	93,121	—	—
Investments in marketable securities	4,586	4,586	—	—

At June 14, 2015, the Company estimated that the $1.522 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.577 billion; and at December 28, 2014 the $1.522 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.597 billion. The fixed rate notes are classified as a Level 2 measurement, as the Company estimated the fair value amount by using available market information. The Company obtained quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and, at times, trade these notes. The Company also performed its own internal analysis based on the information gathered from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required to interpret market data to estimate fair value. Accordingly, the fair value estimates presented are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values stated above.

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

10. Legal Matters

In 2013, the Company was named as a defendant in a lawsuit along with a large franchisee and the franchisee’s delivery driver.  The jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denied liability and filed an appeal of the verdict on a variety of grounds.  In the first quarter of 2015, the appellate court reversed the trial court’s decision and dismissed the claims against the Company.  The time period in which the plaintiff may petition the Texas Supreme Court has not yet expired. The Company continues to deny liability in this matter.

11. Supplemental Disclosures of Cash Flow Information

At June 14, 2015, the Company had $1.1 million of non-cash investing activities related to accruals for capital expenditures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2015 and 2014 second quarters referenced herein represent the twelve-week periods ended June 14, 2015 and June 15, 2014. The 2015 and 2014 two fiscal quarters referenced herein represent the twenty-four-week periods ended June 14, 2015 and June 15, 2014.

Overview

Domino’s is the second largest pizza restaurant chain in the world, with more than 11,900 locations in over 80 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties to our franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores.  Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they profit by sub-franchising and selling ingredients and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

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

	Second Quarter		Second Quarter		Two Fiscal Quarters		Two Fiscal Quarters
	of 2015		of 2014		of 2015		of 2014
Global retail sales growth	+7.5%		+11.5%		+8.9%		+10.3%
Same store sales growth:
Domestic Company-owned stores	+12.5%		+3.5%		+14.2%		+2.5%
Domestic franchise stores	+12.8%		+5.5%		+13.6%		+5.4%
Domestic stores	+12.8%		+5.4%		+13.7%		+5.1%
International stores (excluding foreign currency impact)	+6.7%		+7.7%		+7.2%		+7.5%
Store counts (at end of period):
Domestic Company-owned stores	376		376
Domestic franchise stores	4,722		4,626
Domestic stores	5,098		5,002
International stores	6,827		6,119
Total stores	11,925		11,121
Income statement data:
Total revenues	$488.6	100.0%	$450.5	100.0%	$990.6	100.0%	$904.3	100.0%
Cost of sales	336.0	68.8%	315.8	70.1%	680.9	68.7%	632.6	70.0%
General and administrative	60.4	12.3%	53.3	11.8%	123.3	12.5%	106.1	11.7%
Income from operations	92.2	18.9%	81.4	18.1%	186.5	18.8%	165.5	18.3%
Interest expense, net	(19.0)	(3.9)%	(19.8)	(4.4)%	(39.0)	(3.9)%	(40.1)	(4.4)%
Income before provision for income taxes	73.3	15.0%	61.5	13.7%	147.5	14.9%	125.4	13.9%
Provision for income taxes	27.4	5.6%	23.1	5.2%	55.3	5.6%	46.5	5.2%
Net income	$45.9	9.4%	$38.5	8.5%	$92.2	9.3%	$78.9	8.7%

During the second quarter and two fiscal quarters of 2015, we sustained our strong domestic same store sales performance and also continued our solid growth in international same store sales. This growth in same store sales drove revenue and earnings increases in each of our reportable segments. Additionally, we remained focused on growing online ordering and improving the digital customer experience through our technology platforms. Our emphasis on technology innovation helped us generate nearly 50% of U.S. sales from digital channels in the second quarter and two fiscal quarters of 2015.

We also continued our global expansion with the opening of 186 net new stores in the second quarter of 2015, bringing our year-to-date total to 296 stores. We opened 172 net new stores internationally and 14 net new stores domestically during the second quarter. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations and marketing initiatives have combined to strengthen our brand.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 7.5% in the second quarter of 2015 and 8.9% in the two fiscal quarters of 2015. This increase was driven primarily by domestic and international same store sales growth, as well as an increase in our worldwide store counts during the trailing four quarters. The impact of foreign currency exchange rates partially offset these increases, resulting from a generally stronger U.S. dollar when compared to the currencies in the international markets in which we compete. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products, marketing and technology platforms. International same store sales growth also reflected continued strong performance.

Total revenues increased $38.1 million, or 8.5%, in the second quarter of 2015, and $86.3 million, or 9.5%, in the two fiscal quarters of 2015. These increases were due primarily to higher Company-owned store, domestic franchise and international franchise revenues resulting from same store sales and store count growth. Higher supply chain revenues from increased food volumes as well as increased sales of equipment to stores in connection with our store reimaging program also contributed to the increases. These increases were offset in part by the negative impact of changes in foreign currency exchange rates on international franchise royalties and international supply chain revenues as well as lower commodity prices, specifically cheese. These changes in revenues are described in more detail below.

Income from operations increased $10.9 million, or 13.4%, in the second quarter of 2015, and $21.0 million, or 12.7%, in the two fiscal quarters of 2015. These increases were driven by higher royalty revenues from domestic and international franchise stores as well as increased supply chain volumes and higher Company-owned store revenues. The negative impact of changes in foreign currency exchange rates partially offset these increases. Additionally, in the first quarter of 2014, we recognized a non-recurring pre-tax gain of $1.7 million from the sale of 14 Company-owned stores.

Net income increased $7.4 million, or 19.4%, in the second quarter of 2015, and $13.3 million, or 16.8%, in the two fiscal quarters of 2015. These increases were driven by domestic same store sales and store count growth and higher supply chain volumes. International same store sales and store count growth also contributed to the increases. The negative impact of changes in foreign currency exchange rates partially offset these increases. Additionally, in the first quarter of 2014, we recognized a non-recurring gain of $1.4 million from the sale of 14 Company-owned stores and the associated reversal of a deferred tax asset valuation allowance.

Revenues

	Second Quarter		Second Quarter		Two Fiscal Quarters		Two Fiscal Quarters
	of 2015		of 2014		of 2015		of 2014
Domestic Company-owned stores	$88.8	18.2%	$78.8	17.5%	$181.2	18.3%	$161.3	17.8%
Domestic franchise	60.8	12.4%	52.0	11.5%	122.6	12.4%	105.5	11.7%
Supply chain	302.9	62.0%	284.9	63.3%	614.6	62.0%	569.3	62.9%
International franchise	36.1	7.4%	34.7	7.7%	72.3	7.3%	68.3	7.6%
Total revenues	$488.6	100.0%	$450.5	100.0%	$990.6	100.0%	$904.3	100.0%

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

Domestic Stores Revenues

	Second Quarter		Second Quarter		Two Fiscal Quarters		Two Fiscal Quarters
	of 2015		of 2014		of 2015		of 2014
Domestic Company-owned stores	$88.8	59.3%	$78.8	60.2%	$181.2	59.6%	$161.3	60.5%
Domestic franchise	60.8	40.7%	52.0	39.8%	122.6	40.4%	105.5	39.5%
Domestic stores	$149.6	100.0%	$130.9	100.0%	$303.8	100.0%	$266.7	100.0%

Domestic stores revenues increased $18.7 million, or 14.3%, in the second quarter of 2015, and $37.1 million, or 13.9%, in the two fiscal quarters of 2015. These increases were driven by higher domestic Company-owned same store sales and royalty revenues earned on higher franchise same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations increased $10.0 million, or 12.7%, in the second quarter of 2015, and $19.9 million, or 12.3%, in the two fiscal quarters of 2015. These increases were due primarily to higher same store sales during the second quarter and two fiscal quarters of 2015, offset in part by the sale of 14 company-owned stores to a franchisee that occurred in the first quarter of 2014. Domestic Company-owned same store sales increased 12.5% in the second quarter of 2015 and 14.2% in the two fiscal quarters of 2015. This compared to an increase of 3.5% in the second quarter of 2014 and 2.5% in the two fiscal quarters of 2014.

Domestic Franchise

Revenues from domestic franchise operations increased $8.8 million, or 16.9%, in the second quarter of 2015, and $17.1 million, or 16.3%, in the two fiscal quarters of 2015. The increases were driven by a 12.8% increase in same store sales in the second quarter of 2015 and a 13.6% increase in the two fiscal quarters of 2015 against the comparable periods of 2014. An increase in the average number of domestic franchised stores open during the second quarter and two fiscal quarters of 2015 also contributed, to a lesser extent. Revenues further benefited from fees paid by franchisees related to our internally developed online ordering platform; however, we also incurred an increase in expenses related to these technology initiatives. Same store sales increased 5.5% in the second quarter of 2014 and 5.4% in the two fiscal quarters of 2014.

Supply Chain Revenues

	Second Quarter		Second Quarter		Two Fiscal Quarters		Two Fiscal Quarters
	of 2015		of 2014		of 2015		of 2014
Domestic supply chain	$274.8	90.7%	$257.5	90.4%	$558.8	90.9%	$515.1	90.5%
International supply chain	28.1	9.3%	27.4	9.6%	55.8	9.1%	54.2	9.5%
Total supply chain	$302.9	100.0%	$284.9	100.0%	$614.6	100.0%	$569.3	100.0%

Domestic Supply Chain

Domestic supply chain revenues increased $17.3 million, or 6.7%, in the second quarter of 2015, and $43.7 million, or 8.5%, in the two fiscal quarters of 2015. These increases were primarily attributable to higher volumes from increased order counts at the store level and increases in sales of equipment and supplies. They were partially offset by lower commodity prices, specifically cheese. We estimate that the lower cheese block price (passed through directly in domestic supply chain pricing to franchisees) resulted in an approximate $11.8 million decrease in domestic supply chain revenues during the second quarter of 2015, and a $22.9 million decrease in the two fiscal quarters of 2015.

International Supply Chain

Revenues from international supply chain operations increased $0.7 million, or 2.5%, in the second quarter of 2015, and $1.6 million, or 2.9%, in the two fiscal quarters of 2015. These increases resulted primarily from higher volumes. The negative impact of foreign currency exchange rates offset the increase in revenue by $2.9 million in the second quarter of 2015 and by $5.6 million in the two fiscal quarters of 2015.

International Franchise

Revenues from international franchise operations increased $1.4 million, or 4.1%, in the second quarter of 2015, and $4.0 million, or 5.9%, in the two fiscal quarters of 2015. These increases were due to higher same store sales and an increase in the average number of international stores open during each period. They were offset in part by the negative impact of changes in foreign currency exchange rates of approximately $4.5 million in the second quarter and $8.0 million in the two fiscal quarters. Excluding the impact of foreign currency exchange rates, same store sales increased 6.7% in the second quarter of 2015 and 7.2% in the two fiscal quarters of 2015. This compared to an increase of 7.7% in the second quarter of 2014 and 7.5% in the two fiscal quarters of 2014. The impact of foreign currency exchange rates more than offset the increased same store sales at our international franchise stores. As a result, when the impact of foreign currency is included, same store sales decreased 6.4% from the second quarter of 2014 and 4.5% from the two fiscal quarters of 2014.

Cost of Sales / Operating Margin

	Second Quarter		Second Quarter		Two Fiscal Quarters		Two Fiscal Quarters
	of 2015		of 2014		of 2015		of 2014
Consolidated revenues	$488.6	100.0%	$450.5	100.0%	$990.6	100.0%	$904.3	100.0%
Consolidated cost of sales	336.0	68.8%	315.8	70.1%	680.9	68.7%	632.6	70.0%
Consolidated operating margin	$152.7	31.2%	$134.6	29.9%	$309.7	31.3%	$271.7	30.0%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

Consolidated operating margin (which we define as revenues less cost of sales) increased $18.1 million, or 13.4%, in the second quarter of 2015. The consolidated operating margin also increased $38.0 million, or 14.0%, in the two fiscal quarters of 2015. These increases were due to higher domestic and international franchise revenues, higher margins at our Company-owned stores and increased supply chain margins. Franchise revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the operating margin increased 1.3 percentage points in both the second quarter and two fiscal quarters of 2015, primarily resulting from lower overall commodity prices, specifically cheese.

Domestic Company-Owned Stores Operating Margin

	Second Quarter		Second Quarter		Two Fiscal Quarters		Two Fiscal Quarters
Domestic Company-Owned Stores	of 2015		of 2014		of 2015		of 2014
Revenues	$88.8	100.0%	$78.8	100.0%	$181.2	100.0%	$161.3	100.0%
Cost of sales	66.1	74.4%	60.7	77.0%	134.2	74.1%	123.5	76.6%
Store operating margin	$22.7	25.6%	$18.1	23.0%	$46.9	25.9%	$37.8	23.4%

The domestic Company-owned store operating margin, which does not include certain store-level costs such as royalties and advertising, increased $4.6 million, or 25.5%, in the second quarter of 2015. The operating margin also increased $9.1 million, or 24.3%, in the two fiscal quarters of 2015. These increases were due primarily to lower food costs and higher same store sales.

As a percentage of store revenues, the store operating margin increased 2.6 percentage points in the second quarter of 2015, and 2.5 percentage points in the two fiscal quarters, as discussed in more detail below.

•

Food costs decreased 2.7 percentage points to 26.0% in the second quarter of 2015, and 2.2 percentage points to 26.3% in the two fiscal quarters of 2015. These decreases were due primarily to lower overall commodity prices, specifically cheese. The cheese block price per pound averaged $1.59 in the second quarter of 2015 compared to $2.20 in the second quarter of 2014. For the two fiscal quarters of 2015, the cheese block price per pound averaged $1.57 compared to $2.18 in the two fiscal quarters of 2014.

•

Occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.9 percentage points in the second quarter of 2015 to 8.3%, and 1.1 percentage points to 8.0% in the two fiscal quarters of 2015. These decreases were driven mainly by the positive impact of higher sales per store.

•

Labor and related costs increased 1.4 percentage points in the second quarter of 2015 to 29.3%, and 1.2 percentage points in the two fiscal quarters of 2015 to 29.1%. These increases were due to additional overtime wages resulting from higher volumes and higher bonuses to our corporate store management team for improved performance.

Supply Chain Operating Margin

	Second Quarter		Second Quarter		Two Fiscal Quarters		Two Fiscal Quarters
Supply Chain	of 2015		of 2014		of 2015		of 2014
Revenues	$302.9	100.0%	$284.9	100.0%	$614.6	100.0%	$569.3	100.0%
Cost of sales	269.9	89.1%	255.1	89.5%	546.7	89.0%	509.1	89.4%
Supply chain operating margin	$33.0	10.9%	$29.8	10.5%	$67.9	11.0%	$60.1	10.6%

The supply chain operating margin increased $3.2 million, or 10.8%, in the second quarter of 2015, and $7.8 million, or 12.9%, in the two fiscal quarters of 2015.  These increases were driven by higher volumes from increased store order counts.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.4 percentage points in both the second quarter of 2015 and the two fiscal quarters of 2015 due to lower commodity prices and lower fuel costs. Decreases in certain food prices have a positive effect on the supply chain operating margin percentage due to the fixed dollar margin earned by supply chain on certain food items. Changes in our U.S. cheese prices decreased both revenues and costs by $11.8 million in the second quarter of 2015 and by $22.9 million in the two fiscal quarters of 2015. If our U.S. cheese prices for 2015 had been in effect during 2014, the supply chain operating margin as a percentage of supply chain revenues would have increased by 0.5 percentage points in the second quarter of 2014 and increased by 0.4 percentage points for the two fiscal quarters of 2014. However, the dollar margin would have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $7.1 million, or 13.4%, in the second quarter of 2015, and $17.2 million, or 16.1%, in the two fiscal quarters of 2015. These increases primarily relate to continued investments in technology initiatives as well as higher volume-driven expenses resulting from our higher same store sales, including variable performance-based compensation, Company-owned store advertising and franchisee incentives. The non-recurrence of a $1.7 million pre-tax gain recognized from the sale of 14 Company-owned stores during the first quarter of 2014 also contributed to the increase.

Interest Expense

Interest expense decreased $0.8 million to $19.0 million in the second quarter of 2015, and $1.0 million to $39.2 million in the two fiscal quarters of 2015. These decreases were due primarily to the reversal of interest related to the expiration of the statute of limitations on an uncertain tax position, as well as a lower average debt balance during 2015 compared to the same periods in 2014.

The Company’s cash borrowing rate was flat at 5.3% for both the second quarter and two fiscal quarters of 2015, as well as the second quarter and two fiscal quarters of 2014.

Provision for Income Taxes

Provision for income taxes increased $4.3 million to $27.4 million in the second quarter of 2015 and $8.8 million to $55.3 million in the two fiscal quarters of 2015, due primarily to higher pre-tax income. Additionally, during the first quarter of 2014, we recognized a reversal of a deferred tax valuation allowance of approximately $0.3 million in connection with the sale of 14 Company-owned stores. The effective tax rate decreased 0.2 percentage points to 37.3% during the second quarter of 2015, from 37.5% in the comparable period in 2014. The effective tax rate increased 0.4 percentage points to 37.5% during the two fiscal quarters of 2015, from 37.1% in the comparable period in 2014.

Liquidity and Capital Resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, all reduce our working capital amounts. As of June 14, 2015, we had working capital of $38.5 million, excluding restricted cash and cash equivalents of $96.8 million and including total unrestricted cash and cash equivalents of $25.9 million.

As of June 14, 2015, we had approximately $62.0 million of restricted cash held for future principal and interest payments, $13.9 million of cash held as collateral for outstanding letters of credit, $20.8 million of restricted cash held in a three month interest reserve as required by the related debt agreements and $0.1 million of other restricted cash, for a total of $96.8 million of restricted cash and cash equivalents.

As of June 14, 2015, we had approximately $1.53 billion of long-term debt, of which $0.2 million was classified as a current liability. Our fixed rate notes have original scheduled principal amortization payments of $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. In accordance with our debt agreements, once we meet certain conditions (including maximum leverage ratios as defined of less than or equal to 4.5x total debt to EBITDA) we cease to make the scheduled principal amortization payments. If one of the defined leverage ratios subsequently exceeds 4.5x, we must make-up the payments we had previously not made. During the second quarter of 2014, we met the maximum leverage ratios of less than 4.5x, and, in accordance with our debt agreements, ceased debt amortization payments in the third quarter of 2014. We continued to meet the maximum leverage ratios of less than 4.5x through the second quarter of 2015 and currently do not plan to make previously-scheduled debt amortization payments as permitted in our debt agreements.

As of June 14, 2015, we had $44.1 million of outstanding letters of credit and $55.9 million of available capacity under our $100.0 million variable funding notes. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. However, our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes.

During the second quarter of 2015, the Company repurchased and retired 637,587 shares of common stock for a total of approximately $68.1 million; during the two fiscal quarters of 2015 the Company repurchased and retired 928,464 shares of common stock for approximately $97.6 million. As of June 14, 2015, we had approximately $35.1 million remaining for future share repurchases under the current Board of Directors approved $200.0 million open market share repurchase program. Subsequent to the second quarter, the Board of Directors reset the open market share repurchase program so that the Company had $200.0 million remaining for future share repurchases at July 15, 2015. We continue to maintain our flexibility to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the variable funding notes) availability under the variable funding notes for, among other things, the repurchase of shares under the current authorized program, the payment of dividends and other corporate uses.

During the two fiscal quarters of 2015, the Company paid approximately $31.0 million of common stock dividends. Additionally, during the quarter, the Company’s Board of Directors declared a $0.31 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2015 which was paid on June 30, 2015. The Company had approximately $17.5 million accrued for common stock dividends at June 14, 2015. Subsequent to the second quarter, the Company’s Board of Directors declared a $0.31 per share quarterly dividend for shareholders of record as of September 15, 2015 to be paid on September 30, 2015.

During the second quarter and two fiscal quarters of 2015, we experienced strong increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international business continued to grow store counts in the second quarter of 2015. These factors contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. The Company believes its current unrestricted cash and cash equivalents balance and its expected cash flows from operations will be sufficient to fund operations for at least the next twelve months. We did not have any material commitments for capital expenditures as of June 14, 2015.

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

The following table illustrates the main components of our cash flows:

(In millions)	Two Fiscal Quarters of 2015	Two Fiscal Quarters of 2014
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$103.6	$60.8
Net cash provided by investing activities	14.1	35.7
Net cash used in financing activities	(122.9)	(95.6)
Exchange rate changes	0.2	0.0
Change in cash and cash equivalents	$(5.0)	$0.9

Operating Activities

Cash provided by operating activities was $103.6 million in the two fiscal quarters 2015. This was mainly the result of net income of $92.2 million that was generated during the period, which included non-cash expenses of $14.8 million. Also, a $3.4 million decrease in cash from changes in operating assets and liabilities partially offset the increase in cash generated from operating activities.

Cash provided by operating activities was $60.8 million in the two fiscal quarters of 2014, resulting primarily from net income of $78.9 million, which included non-cash expenses of $11.1 million. Changes in operating assets and liabilities reduced cash inflows by $29.3 million during the two fiscal quarters of 2014.

Investing Activities

Cash provided by investing activities was $14.1 million in the two fiscal quarters of 2015, which consisted primarily of a decrease in restricted cash of $24.1 million and proceeds from the sale of assets of $8.8 million. Capital expenditures totaling $20.2 million (driven by increased investments in our technology initiatives, Company-owned stores and supply chain centers) partially offset the cash provided by investing activities.

Cash provided by investing activities was $35.7 million in the two fiscal quarters of 2014, which consisted primarily of a $50.7 million decrease in restricted cash and $5.0 million of proceeds from the sale of assets. Capital expenditures of $18.9 million partially offset the cash provided by investing activities.

Financing Activities

We used $122.9 million of cash in financing activities in the two fiscal quarters of 2015 compared to $95.6 million during the two fiscal quarters of 2014, both primarily related to purchases of common stock and funding dividend payments to our shareholders. Additionally, in the two fiscal quarters of 2014, we made $12.0 million in payments on our long-term debt obligations. The tax impact of equity-based compensation and proceeds from exercise of stock options offset the use of cash in financing activities in both the two fiscal quarters of 2015 and the two fiscal quarters of 2014.

Forward-Looking Statements

This filing contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. Forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of and our ability to refinance our long-term and other indebtedness; the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product, digital ordering and concept developments by us, and other food-industry competitors; the ongoing level of profitability of our franchisees; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in operating expenses resulting from changes in prices of food (particularly cheese), labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in foreign currency exchange rates; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. These forward-looking statements speak only as of the date of this filing, and you should not rely on such statements as representing the views of the Company as of any subsequent date. Except as required by applicable securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. The Company actively monitors this exposure when present. As of June 14, 2015, we had no outstanding variable funding note borrowings and $55.9 million available for borrowing, which is net of letters of credit of $44.1 million. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until January 2019. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Total revenues of approximately 13.1% in the second quarter of 2015, 13.8% in the second quarter of 2014, 12.9% in the two fiscal quarters of 2015 and 13.5% in the two fiscal quarters of 2014 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $5.0 million in the two fiscal quarters of 2015.

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

During the quarterly period ended June 14, 2015, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

As previously disclosed in our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on April 23, 2015, in 2013, the Company was named as a defendant in a lawsuit along with a large franchisee and the franchisee’s delivery driver.  The jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denied liability and filed an appeal of the verdict on a variety of grounds.  In the first quarter of 2015, the appellate court reversed the trial court’s decision and dismissed the claims against the Company.  The time period in which the plaintiff may petition the Texas Supreme Court has not yet expired. The Company continues to deny liability in this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				(d) Maximum
			(c) Total Number of Shares	Approximate Dollar
	(a) Total Number		Purchased as Part of	Value of Shares that
	of Shares	(b) Average Price Paid	Publicly Announced	May Yet Be Purchased
Period	Purchased (1)	per Share	Program (2)	Under the Program
Period #4 (March 23, 2015 to April 19, 2015)	179,393	$101.48	177,695	$85,179,069
Period #5 (April 20, 2015 to May 17, 2015)	98,118	107.86	96,601	74,761,354
Period #6 (May 18, 2015 to June 14, 2015)	365,382	109.19	363,291	35,092,796
Total	642,893	$106.84	637,587	$35,092,796

(1)

Includes 5,306 shares purchased as part of the Company’s employee stock purchase discount plan. During the second quarter, the shares were purchased at an average price of $106.08. All of the remaining shares presented were purchased pursuant to the publicly announced program.

(2)

As previously disclosed, at their February 12, 2014 meeting, the Board of Directors authorized a $200 million share repurchase program, which has no expiration date. As of June 14, 2015, the Company had approximately $35.1 million remaining for future share repurchases under this program. Subsequent to the second quarter, the Board of Directors reset the open market share repurchase program so that the Company had $200.0 million remaining for future share repurchases at July 15, 2015. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed on April 13, 2004 (Reg. No. 333-114442).

3.2	Certificate of Amendment to the Second Restated Certificate of Incorporation of Domino’s Pizza, Inc., dated June 16, 2015.
31.1	Certification by J. Patrick Doyle pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
31.2	Certification by Michael T. Lawton pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
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

DOMINO’S PIZZA, INC. (Registrant)
Date: July 16, 2015	/s/ Michael T. Lawton
Michael T. Lawton
Chief Financial Officer