Form 10-Q
period 2015-09-06
DOMINOS PIZZA INC
filed 2015-10-08
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 6, 2015

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

As of October 1, 2015, Domino’s Pizza, Inc. had 54,647,243 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 6, 2015	December 28, 2014 (Note)
Assets
Current assets:
Cash and cash equivalents	$32,506	$30,855
Restricted cash and cash equivalents	91,021	120,954
Accounts receivable	112,398	118,395
Inventories	39,826	37,944
Prepaid expenses and other	23,701	32,569
Advertising fund assets, restricted	96,030	72,055
Deferred income taxes	8,950	9,857
Asset held for sale	—	5,732

Total current assets	404,432	428,361

Property, plant and equipment:
Land and buildings	29,345	25,859
Leasehold and other improvements	104,735	99,804
Equipment	187,305	178,378
Construction in progress	4,440	6,179

	325,825	310,220
Accumulated depreciation and amortization	(206,373)	(196,174)

Property, plant and equipment, net	119,452	114,046

Other assets:
Deferred financing costs	19,123	22,947
Goodwill	16,176	16,297
Capitalized software	24,136	20,562
Other assets	17,859	14,592
Deferred income taxes	2,018	2,475

Total other assets	79,312	76,873

Total assets	$603,196	$619,280

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$256	$565
Accounts payable	86,423	86,552
Dividends payable	17,316	14,351
Insurance reserves	16,555	14,465
Advertising fund liabilities	96,030	72,055
Other accrued liabilities	62,711	77,620

Total current liabilities	279,291	265,608

Long-term liabilities:
Long-term debt, less current portion	1,527,664	1,523,546
Insurance reserves	29,357	26,951
Deferred income taxes	4,523	5,588
Other accrued liabilities	18,310	17,052

Total long-term liabilities	1,579,854	1,573,137

Stockholders’ deficit:
Common stock	546	556
Additional paid-in capital	1,273	29,561
Retained deficit	(1,254,287)	(1,246,921)
Accumulated other comprehensive loss	(3,481)	(2,661)

Total stockholders’ deficit	(1,255,949)	(1,219,465)

Total liabilities and stockholders’ deficit	$603,196	$619,280

Note: The balance sheet at December 28, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(In thousands, except per share data)	September 6, 2015	September 7, 2014	September 6, 2015	September 7, 2014
Revenues:
Domestic Company-owned stores	$86,456	$77,644	$267,625	$238,915
Domestic franchise	59,385	51,858	181,986	157,317
Supply chain	303,591	282,506	918,150	851,768
International franchise	35,264	34,560	107,584	102,883

Total revenues	484,696	446,568	1,475,345	1,350,883

Cost of sales:
Domestic Company-owned stores	70,032	59,754	204,266	183,262
Supply chain	272,710	253,300	819,387	762,420

Total cost of sales	342,742	313,054	1,023,653	945,682

Operating margin	141,954	133,514	451,692	405,201
General and administrative	61,411	56,573	184,665	162,722

Income from operations	80,543	76,941	267,027	242,479
Interest income	64	22	203	80
Interest expense	(19,979)	(19,974)	(59,142)	(60,151)

Income before provision for income taxes	60,628	56,989	208,088	182,408
Provision for income taxes	22,796	21,371	78,058	67,854

Net income	$37,832	$35,618	$130,030	$114,554

Earnings per share:
Common stock – basic	$0.69	$0.65	$2.37	$2.08
Common stock – diluted	0.67	0.63	2.30	2.01
Dividends declared per share	$0.31	$0.25	$0.93	$0.75

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(In thousands)	September 6, 2015	September 7, 2014	September 6, 2015	September 7, 2014
Net income	$37,832	$35,618	$130,030	$114,554
Other comprehensive income (loss), before tax:
Currency translation adjustment	(961)	(5)	(1,694)	(790)
Tax attributes of items in other comprehensive income (loss):
Currency translation adjustment	409	29	874	440

Other comprehensive income (loss), net of tax	(552)	24	(820)	(350)

Comprehensive income	$37,280	$35,642	$129,210	$114,204

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
(In thousands)	September 6, 2015	September 7, 2014
Cash flows from operating activities:
Net income	$130,030	$114,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,695	20,024
Gains on sale/disposal of assets	(73)	(1,381)
Amortization of deferred financing costs	3,825	4,046
Provision for deferred income taxes	959	1,008
Non-cash compensation expense	11,188	11,897
Tax impact from equity-based compensation	(15,745)	(10,899)
Other	(1,216)	(888)
Changes in operating assets and liabilities	15,645	(19,476)

Net cash provided by operating activities	167,308	118,885

Cash flows from investing activities:
Capital expenditures	(33,834)	(30,983)
Proceeds from sale of assets	10,464	5,802
Changes in restricted cash	29,933	51,861
Other	1,304	(1,365)

Net cash provided by investing activities	7,867	25,315

Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,000	—
Repayments of long-term debt and capital lease obligations	(5,198)	(12,152)
Proceeds from exercise of stock options	4,459	3,094
Tax impact from equity-based compensation	15,745	10,899
Purchases of common stock	(138,550)	(82,407)
Tax payments for restricted stock upon vesting	(7,442)	(7,889)
Payments of common stock dividends and equivalents	(48,141)	(39,208)

Net cash used in financing activities	(174,127)	(127,663)

Effect of exchange rate changes on cash and cash equivalents	603	16

Change in cash and cash equivalents	1,651	16,553
Cash and cash equivalents, at beginning of period	30,855	14,383

Cash and cash equivalents, at end of period	$32,506	$30,936

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 6, 2015

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended September 6, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2016.

2. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended September 6, 2015 and September 7, 2014
	Domestic Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2015	$145,841	$327,885	$35,264	$(24,294)	$—	$484,696
2014	129,502	306,131	34,560	(23,625)	—	446,568
Income from operations
2015	$45,482	$23,729	$27,922	N/A	$(16,590)	$80,543
2014	43,000	22,952	28,288	N/A	(17,299)	76,941
Segment Income
2015	$47,566	$26,061	$27,954	N/A	$(9,760)	$91,821
2014	44,761	25,033	28,327	N/A	(10,110)	88,011

	Three Fiscal Quarters Ended September 6, 2015 and September 7, 2014
	Domestic Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2015	$449,611	$993,015	$107,584	$(74,865)	$—	$1,475,345
2014	396,232	923,900	102,883	(72,132)	—	1,350,883
Income from operations
2015	$153,732	$76,937	$86,205	N/A	$(49,847)	$267,027
2014	135,105	70,044	84,682	N/A	(47,352)	242,479
Segment Income
2015	$159,118	$83,832	$86,211	N/A	$(28,324)	$300,837
2014	138,413	76,184	84,500	N/A	(26,078)	273,019

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 6, 2015	September 7, 2014	September 6, 2015	September 7, 2014
Total Segment Income	$91,821	$88,011	$300,837	$273,019
Depreciation and amortization	(7,667)	(6,947)	(22,695)	(20,024)
Gains (losses) on sale/disposal of assets	(199)	(306)	73	1,381
Non-cash compensation expense	(3,412)	(3,817)	(11,188)	(11,897)

Income from operations	80,543	76,941	267,027	242,479
Interest income	64	22	203	80
Interest expense	(19,979)	(19,974)	(59,142)	(60,151)

Income before provision for income taxes	$60,628	$56,989	$208,088	$182,408

3. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 6, 2015	September 7, 2014	September 6, 2015	September 7, 2014
Net income available to common stockholders – basic and diluted	$37,832	$35,618	$130,030	$114,554

Basic weighted average number of shares	54,463,073	54,620,539	54,834,627	54,949,257
Earnings per share – basic	$0.69	$0.65	$2.37	$2.08
Diluted weighted average number of shares	56,115,670	56,610,608	56,584,913	57,030,669
Earnings per share – diluted	$0.67	$0.63	$2.30	$2.01

The denominators used in calculating diluted earnings per share for common stock for the third quarter and three fiscal quarters of 2015 do not include 188,080 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for common stock for the third quarter and three fiscal quarters of 2014 do not include 335,420 options to purchase common stock, as the effect of including these options would have been anti-dilutive.

4. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the three fiscal quarters of 2015.

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss

	Shares	Amount
Balance at December 28, 2014	55,553,149	$556	$29,561	$(1,246,921)	$(2,661)
Net income	—	—	—	130,030	—
Common stock dividends	—	—	—	(51,095)	—
Issuance of common stock, net	79,375	1	—	—	—
Tax payments for restricted stock upon vesting	(69,334)	(1)	(7,441)	—	—
Purchases of common stock	(1,293,924)	(13)	(52,236)	(86,301)	—
Exercise of stock options	377,677	3	4,456	—	—
Tax impact from equity-based compensation	—	—	15,745	—	—
Non-cash compensation expense	—	—	11,188	—	—
Currency translation adjustment, net of tax	—	—	—	—	(820)

Balance at September 6, 2015	54,646,943	$546	$1,273	$(1,254,287)	$(3,481)

5. Dividends

During the three fiscal quarters of 2015, the Company paid approximately $48.1 million of common stock dividends. Additionally, during the third quarter of 2015, the Company’s Board of Directors declared a $0.31 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2015 which was paid on September 30, 2015. The Company had approximately $17.3 million accrued for common stock dividends at September 6, 2015.

Subsequent to the third quarter, the Company’s Board of Directors declared a $0.31 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 15, 2015 to be paid on December 30, 2015.

6. Accumulated Other Comprehensive Loss

The approximately $3.5 million of accumulated other comprehensive loss at September 6, 2015 and the approximately $2.7 million of accumulated other comprehensive loss at December 28, 2014 represent currency translation adjustments, net of tax. There were no reclassifications out of accumulated other comprehensive loss to net income in the three fiscal quarters of 2015 or the three fiscal quarters of 2014.

7. Open Market Share Repurchase Program

During the third quarter of 2015, the Company repurchased and retired 365,460 shares of common stock for approximately $40.9 million; during the three fiscal quarters of 2015, the Company repurchased and retired 1,293,924 shares of common stock for approximately $138.6 million. As of September 6, 2015, the Company had $159.4 million remaining for future share repurchases under its Board of Directors approved open market share repurchase program, which was reset at $200.0 million during the third quarter of 2015.

During the third quarter of 2014, the Company repurchased and retired 242,700 shares of common stock for approximately $17.4 million; during the three fiscal quarters of 2014, the Company repurchased and retired 1,151,931 shares of common stock for approximately $82.4 million. These shares were repurchased under the Company’s open market share repurchase program.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at September 6, 2015 and December 28, 2014:

	At September 6, 2015
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$17,370	$17,370	$—	$—
Restricted cash equivalents	57,855	57,855	—	—
Investments in marketable securities	5,656	5,656	—	—

	At December 28, 2014
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$16,290	$16,290	$—	$—
Restricted cash equivalents	93,121	93,121	—	—
Investments in marketable securities	4,586	4,586	—	—

At September 6, 2015, the Company estimated that the $1.522 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.572 billion; and at December 28, 2014 the $1.522 billion in principal amount of outstanding fixed rate notes had a fair value of approximately $1.597 billion. The fixed rate notes are classified as a Level 2 measurement, as the Company estimated the fair value amount by using available market information. The Company obtained quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and, at times, trade these notes. The Company also performed its own internal analysis based on the information gathered from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required to interpret market data to estimate fair value. Accordingly, the fair value estimates presented are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values stated above.

9. Sale of Company-Owned Stores

During the first quarter of 2014, the Company sold 14 Company-owned stores to a franchisee. In connection with the sale of these 14 stores, the Company recorded a $1.7 million pre-tax gain on the related assets, which was net of a $0.5 million reduction in goodwill. The gain was recorded in general and administrative expense in the Company’s condensed consolidated statements of income. As a result of this capital gain, the Company also released $0.3 million of a deferred tax valuation allowance.

10. Legal Matters

In 2013, the Company was named as a defendant in a lawsuit along with a large franchisee and the franchisee’s delivery driver. The jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denied liability and filed an appeal of the verdict on a variety of grounds. In the first quarter of 2015, the appellate court reversed the trial court’s decision and dismissed the claims against the Company. The plaintiff has filed a writ of review with the Texas Supreme Court. The Company’s response is due on or before October 19, 2015. The Company continues to deny liability in this matter and assert that the claims were appropriately dismissed by the Texas Court of Appeals.

11. Supplemental Disclosures of Cash Flow Information

At September 6, 2015, the Company had $1.0 million of non-cash investing activities related to accruals for capital expenditures.

During the first quarter of 2015, the Company renewed the capital lease of a supply chain center building and extended the term of the lease through August 2028. As a result of the new lease, the Company recorded non-cash financing activities of $3.4 million for the increase in capital lease assets and liabilities during the first quarter of 2015.

During the third quarter of 2015, the Company entered into a capital lease for a Company-owned store. As a result, the Company recorded non-cash financing activities of $0.6 million for the increase in capital lease assets and liabilities during the third quarter of 2015.

12. Debt

Subsequent to the third quarter of 2015, the Company announced its intention to complete a recapitalization transaction. Certain of the Company’s subsidiaries intend to issue approximately $1.5 billion of new fixed rate notes and use the proceeds to prepay and retire 35% of the Company’s existing Series 2012-1 5.216% Fixed Rate Senior Secured Notes (the 2012 Notes) at par, for approximately $551.3 million, to pay transaction fees and for general corporate purposes. The Company also expects to enter into a new $125 million variable funding note facility, which will replace its existing $100 million variable funding note facility. The Company anticipates that the refinancing transaction will close during the fourth quarter of 2015. On the closing date of the anticipated refinancing transaction, the Company expects that its defined leverage ratios will exceed 4.5x, and as a result, the Company will be required to make up $26.9 million in principal amortization payments it had previously not made in future quarters.

13. Casualty Insurance

The Company has retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities for its corporate stores, offices and supply chain centers. Insurance reserves relating to these retention programs are based on independent actuarial estimates. During the third quarter of 2015, the Company recorded approximately $5.7 million of pre-tax incremental insurance expense related to updated independent actuarial estimates for its casualty insurance program. This charge increased domestic Company-owned stores cost of sales in the condensed consolidated statements of income by approximately $4.3 million and increased supply chain cost of sales in the condensed consolidated statements of income by approximately $1.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2015 and 2014 third quarters referenced herein represent the twelve-week periods ended September 6, 2015 and September 7, 2014. The 2015 and 2014 three fiscal quarters referenced herein represent the thirty-six-week periods ended September 6, 2015 and September 7, 2014.

Overview

Domino’s is the second largest pizza restaurant chain in the world, with more than 12,100 locations in over 80 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties to our independent franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they profit by sub-franchising and selling ingredients and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

Our financial results are driven largely by retail sales at our franchise and Company-owned stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees, as well as Company-owned store and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the results of our extensive advertising through various media channels, the impact of technological innovation and digital ordering, our ability to execute our strong and proven business model and the overall global economic environment.

	Third quarter of 2015		Third quarter of 2014		Three Fiscal Quarters of 2015		Three Fiscal Quarters of 2014
Global retail sales growth	+6.1%		+13.8%		+8.0%		+11.4%
Same store sales growth:
Domestic Company-owned stores	+11.5%		+6.1%		+13.3%		+3.7%
Domestic franchise stores	+10.4%		+7.8%		+12.5%		+6.2%

Domestic stores	+10.5%		+7.7%		+12.6%		+6.0%
International stores (excluding foreign currency impact)	+7.7%		+7.1%		+7.4%		+7.4%
Store counts (at end of period):
Domestic Company-owned stores	377		376
Domestic franchise stores	4,735		4,640

Domestic stores	5,112		5,016
International stores	7,007		6,265

Total stores	12,119		11,281

Income statement data:
Total revenues	$484.7	100.0%	$446.6	100.0%	$1,475.3	100.0%	$1,350.9	100.0%
Cost of sales	342.7	70.7%	313.1	70.1%	1,023.7	69.4%	945.7	70.0%
General and administrative	61.4	12.7%	56.6	12.7%	184.7	12.5%	162.7	12.0%

Income from operations	80.5	16.6%	76.9	17.2%	267.0	18.1%	242.5	18.0%
Interest expense, net	(19.9)	(4.1)%	(20.0)	(4.4)%	(58.9)	(4.0)%	(60.1)	(4.5)%

Income before provision for income taxes	60.6	12.5%	57.0	12.8%	208.1	14.1%	182.4	13.5%
Provision for income taxes	22.8	4.7%	21.4	4.8%	78.1	5.3%	67.9	5.0%

Net income	$37.8	7.8%	$35.6	8.0%	$130.0	8.8%	$114.6	8.5%

During the third quarter and three fiscal quarters of 2015, we sustained our strong domestic same store sales performance and also continued our solid growth in international same store sales. Additionally, we remained focused on growing online ordering and improving the digital customer experience through our technology platforms. Our emphasis on technological innovation helped us generate nearly 50% of U.S. sales from digital channels in the third quarter and three fiscal quarters of 2015.

We also continued our global expansion with the opening of 194 net new stores in the third quarter of 2015, bringing our year-to-date total to 490 net new stores. We opened 180 net new stores internationally and 14 net new stores domestically during the third quarter of 2015. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations and marketing initiatives have combined to strengthen our brand.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 6.1% in the third quarter of 2015 and 8.0% in the three fiscal quarters of 2015. These increases were driven primarily by domestic and international same store sales growth, as well as an increase in our worldwide store counts during the trailing four quarters. The impact of foreign currency exchange rates partially offset these increases, resulting from a generally stronger U.S. dollar when compared to the currencies in the international markets in which we compete. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products, marketing and technology platforms. International same store sales growth also reflected continued strong performance.

Total revenues increased $38.1 million, or 8.5%, in the third quarter of 2015, and $124.4 million, or 9.2%, in the three fiscal quarters of 2015. These increases were due primarily to higher supply chain food volumes as well as increased sales of equipment to stores in connection with our store reimaging program. Higher Company-owned store, domestic franchise and international franchise revenues resulting from same store sales and store count growth also contributed to the increases. These increases were offset in part by the negative impact of changes in foreign currency exchange rates on international franchise royalties and international supply chain revenues, as well as lower cheese and other commodity prices. These changes in revenues are described in more detail below.

Income from operations increased $3.6 million, or 4.7%, in the third quarter of 2015, and $24.5 million, or 10.1%, in the three fiscal quarters of 2015. These increases were driven by higher royalty revenues from domestic and international franchise stores, as well as increased supply chain volumes and higher Company-owned store revenues. The negative impact of changes in foreign currency exchange rates partially offset these increases. Additionally, we recorded $5.7 million in incremental pre-tax insurance expense related to updated independent actuarial estimates for our casualty insurance program during the third quarter of 2015. Also, in the first quarter of 2014, we recognized a non-recurring pre-tax gain of $1.7 million from the sale of 14 Company-owned stores.

Net income increased $2.2 million, or 6.2%, in the third quarter of 2015, and $15.4 million, or 13.5%, in the three fiscal quarters of 2015. These increases were driven by higher income from operations, as noted above. Also, in the first quarter of 2014, we recognized a $0.3 million decrease in our provision for income taxes from the reversal of a tax valuation allowance related to the sale of 14 Company-owned stores.

Revenues

	Third quarter of 2015		Third quarter of 2014		Three Fiscal Quarters of 2015		Three Fiscal Quarters of 2014
Domestic Company-owned stores	$86.5	17.8%	$77.6	17.4%	$267.6	18.1%	$238.9	17.7%
Domestic franchise	59.4	12.3%	51.9	11.6%	182.0	12.3%	157.3	11.6%
Supply chain	303.6	62.6%	282.5	63.3%	918.2	62.3%	851.8	63.1%
International franchise	35.3	7.3%	34.6	7.7%	107.6	7.3%	102.9	7.6%

Total revenues	$484.7	100.0%	$446.6	100.0%	$1,475.3	100.0%	$1,350.9	100.0%

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

Domestic Stores Revenues

	Third quarter of 2015		Third quarter of 2014		Three Fiscal Quarters of 2015		Three Fiscal Quarters of 2014
Domestic Company-owned stores	$86.5	59.3%	$77.6	60.0%	$267.6	59.5%	$238.9	60.3%
Domestic franchise	59.4	40.7%	51.9	40.0%	182.0	40.5%	157.3	39.7%

Domestic stores	$145.8	100.0%	$129.5	100.0%	$449.6	100.0%	$396.2	100.0%

Domestic stores revenues increased $16.3 million, or 12.6%, in the third quarter of 2015, and $53.4 million, or 13.5%, in the three fiscal quarters of 2015. These increases were driven by higher domestic Company-owned same store sales and royalty revenues earned on higher franchise same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations increased $8.9 million, or 11.3%, in the third quarter of 2015, and $28.7 million, or 12.0%, in the three fiscal quarters of 2015. These increases were due primarily to higher same store sales during the third quarter and three fiscal quarters of 2015, offset in part by the sale of 14 Company-owned stores to a franchisee that occurred in the first quarter of 2014. Domestic Company-owned same store sales increased 11.5% in the third quarter of 2015 and 13.3% in the three fiscal quarters of 2015. This compared to an increase of 6.1% in the third quarter of 2014 and 3.7% in the three fiscal quarters of 2014.

Domestic Franchise

Revenues from domestic franchise operations increased $7.5 million, or 14.5%, in the third quarter of 2015, and $24.7 million, or 15.7%, in the three fiscal quarters of 2015. The increases were driven by growth of 10.4% in same store sales in the third quarter of 2015 and 12.5% in the three fiscal quarters of 2015. This compared to an increase of 7.8% in the third quarter of 2014 and 6.2% in the three fiscal quarters of 2014. An increase in the average number of domestic franchised stores open during the third quarter and three fiscal quarters of 2015 also contributed, to a lesser extent. Revenues further benefited from fees paid by franchisees to reimburse us for expenses we incurred for our internally developed online ordering platform.

Supply Chain Revenues

	Third quarter of 2015		Third quarter of 2014		Three Fiscal Quarters of 2015		Three Fiscal Quarters of 2014
Domestic supply chain	$276.2	91.0%	$254.8	90.2%	$835.0	90.9%	$769.9	90.4%
International supply chain	27.4	9.0%	27.7	9.8%	83.2	9.1%	81.9	9.6%

Total supply chain	$303.6	100.0%	$282.5	100.0%	$918.2	100.0%	$851.8	100.0%

Domestic Supply Chain

Domestic supply chain revenues increased $21.4 million, or 8.4%, in the third quarter of 2015, and $65.1 million, or 8.5%, in the three fiscal quarters of 2015. These increases were primarily attributable to higher volumes from increased order counts at the store level and increases in sales of equipment in connection with our store remodeling program. They were partially offset by lower cheese and other commodity prices. We estimate that the lower cheese block price (passed through directly in domestic supply chain pricing to franchisees) resulted in an approximate $7.6 million decrease in domestic supply chain revenues during the third quarter of 2015, and an approximate $30.5 million decrease in the three fiscal quarters of 2015.

International Supply Chain

Revenues from international supply chain operations decreased $0.3 million, or 1.1%, in the third quarter of 2015, and increased $1.3 million, or 1.6%, in the three fiscal quarters of 2015. Although volumes increased in the third quarter of 2015, a $4.3 million negative impact of foreign currency exchange rates more than offset the increase. The increase in the three fiscal quarters of 2015 resulted primarily from higher volumes, but was partially offset by a $9.9 million negative impact of foreign currency exchange rates.

International Franchise

Revenues from international franchise operations increased $0.7 million, or 2.0%, in the third quarter of 2015, and $4.7 million, or 4.6%, in the three fiscal quarters of 2015. These increases were due to higher same store sales and an increase in the average number of international stores open during each period. They were offset in part by the negative impact of changes in foreign currency exchange rates of approximately $5.5 million in the third quarter of 2015 and $13.5 million in the three fiscal quarters of 2015. Excluding the impact of foreign currency exchange rates, same store sales increased 7.7% in the third quarter of 2015 and 7.4% in the three fiscal quarters of 2015. This compared to an increase of 7.1% in the third quarter of 2014 and 7.4% in the three fiscal quarters of 2014. The impact of foreign currency exchange rates more than offset the increased same store sales at our international franchise stores. As a result, when the impact of foreign currency is included, same store sales decreased 7.1% from the third quarter of 2014 and decreased 5.4% from the three fiscal quarters of 2014.

Cost of Sales / Operating Margin

	Third quarter of 2015		Third quarter of 2014		Three Fiscal Quarters of 2015		Three Fiscal Quarters of 2014
Consolidated revenues	$484.7	100.0%	$446.6	100.0%	$1,475.3	100.0%	$1,350.9	100.0%
Consolidated cost of sales	342.7	70.7%	313.1	70.1%	1,023.7	69.4%	945.7	70.0%

Consolidated operating margin	$142.0	29.3%	$133.5	29.9%	$451.7	30.6%	$405.2	30.0%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

Consolidated operating margin (which we define as revenues less cost of sales) increased $8.5 million, or 6.3%, in the third quarter of 2015. The consolidated operating margin also increased $46.5 million, or 11.5%, in the three fiscal quarters of 2015. Higher domestic and international franchise revenues contributed to the higher operating margin in both the third quarter and the three fiscal quarters of 2015. Increased margins at our Company-owned stores and higher supply chain margins also contributed to the increase in the three fiscal quarters of 2015. However, we recorded incremental insurance expense related to updated independent actuarial estimates for our casualty insurance program during the third quarter of 2015, which decreased our operating margin by $5.7 million. Franchise revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the operating margin decreased 0.6 percentage points in the third quarter of 2015 and increased 0.6 percentage points in the three fiscal quarters of 2015. Lower commodity prices, specifically cheese, contributed to higher consolidated operating margins in both the third quarter and three fiscal quarters of 2015. However, the aforementioned incremental insurance expense resulted in a 1.2 percentage point reduction in our consolidated operating margin in the third quarter of 2015 and a 0.4 percentage point reduction in the three fiscal quarters of 2015.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Third quarter of 2015		Third quarter of 2014		Three Fiscal Quarters of 2015		Three Fiscal Quarters of 2014
Revenues	$86.5	100.0%	$77.6	100.0%	$267.6	100.0%	$238.9	100.0%
Cost of sales	70.0	81.0%	59.8	77.0%	204.3	76.3%	183.3	76.7%

Store operating margin	$16.4	19.0%	$17.9	23.0%	$63.4	23.7%	$55.7	23.3%

The domestic Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) decreased $1.5 million, or 8.2%, in the third quarter of 2015. The operating margin increased $7.7 million, or 13.8%, in the three fiscal quarters of 2015. Lower food costs and higher same store sales positively contributed to operating margins in both the third quarter and the three fiscal quarters of 2015. However, incremental insurance expense, discussed in more detail below, more than offset those positive factors in the third quarter of 2015 and offset them, in part, in the three fiscal quarters of 2015.

As a percentage of store revenues, the store operating margin decreased 4.0 percentage points in the third quarter of 2015, and increased 0.4 percentage points in the three fiscal quarters of 2015, as discussed in more detail below.

•	Insurance costs increased 5.1 percentage points to 7.9% in the third quarter of 2015, and 1.6 percentage points to 4.4% in the three fiscal quarters of 2015. During the third quarter of 2015, we recorded $4.3 million in incremental insurance expense related to updated independent actuarial estimates for our casualty insurance program.

•	Labor and related costs increased 1.5 percentage points in the third quarter of 2015 to 29.5%, and 1.3 percentage points in the three fiscal quarters of 2015 to 29.2%. These increases were due to an increase in wages resulting from higher volumes and higher bonuses to our corporate store management team for improved performance.

•	Food costs decreased 1.8 percentage points to 26.1% in the third quarter of 2015, and 2.1 percentage points to 26.2% in the three fiscal quarters of 2015. These decreases were due primarily to lower overall cheese and other commodity prices. The cheese block price per pound averaged $1.69 in the third quarter of 2015 compared to $2.04 in the third quarter of 2014. For the three fiscal quarters of 2015, the cheese block price per pound averaged $1.61 compared to $2.13 in the three fiscal quarters of 2014.

•	Occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.3 percentage points in the third quarter of 2015 to 9.2%, and 0.9 percentage points to 8.3% in the three fiscal quarters of 2015. These decreases were driven mainly by the positive impact of higher sales per store.

Supply Chain Operating Margin

Supply Chain	Third quarter of 2015		Third quarter of 2014		Three Fiscal Quarters of 2015		Three Fiscal Quarters of 2014
Revenues	$303.6	100.0%	$282.5	100.0%	$918.2	100.0%	$851.8	100.0%
Cost of sales	272.7	89.8%	253.3	89.7%	819.4	89.2%	762.4	89.5%

Supply chain operating margin	$30.9	10.2%	$29.2	10.3%	$98.8	10.8%	$89.3	10.5%

The supply chain operating margin increased $1.7 million, or 5.7%, in the third quarter of 2015, and $9.5 million, or 10.5%, in the three fiscal quarters of 2015. These increases were driven by higher volumes from increased store order counts.

As a percentage of supply chain revenues, the supply chain operating margin decreased 0.1 percentage points in the third quarter of 2015 and increased 0.3 percentage points in the three fiscal quarters of 2015. The operating margin in both the third quarter and the three fiscal quarters of 2015 benefited from lower commodity prices and lower fuel costs. However, the operating margin was negatively impacted by incremental insurance expense of $1.4 million recorded in the third quarter of 2015 related to updated independent actuarial estimates for our casualty insurance program. Decreases in certain food prices have a positive effect on the supply chain operating margin percentage due to the fixed dollar margin earned by supply chain on certain food items. Changes in our U.S. cheese prices decreased both revenues and costs by $7.6 million in the third quarter of 2015 and by $30.5 million in the three fiscal quarters of 2015. If our U.S. cheese prices for 2015 had been in effect during 2014, the supply chain operating margin as a percentage of supply chain revenues would have increased by 0.3 percentage points in the third quarter of 2014 and increased by 0.4 percentage points for the three fiscal quarters of 2014. However, the dollar margin would have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $4.8 million, or 8.6%, in the third quarter of 2015, and $22.0 million, or 13.5%, in the three fiscal quarters of 2015. These increases were driven by continued investments in technological initiatives and labor, primarily in e-commerce, technology and international, as well as higher volume-driven expenses resulting from higher same store sales, including variable performance-based compensation, Company-owned store advertising and franchisee incentives. The non-recurring $1.7 million pre-tax gain recognized from the sale of 14 Company-owned stores during the first quarter of 2014 also contributed to the increase for the three fiscal quarters of 2015.

Interest Expense

Interest expense remained flat at $20.0 million in the third quarter of 2015, and decreased $1.0 million to $59.1 million in the three fiscal quarters of 2015. The decrease in the three fiscal quarters of 2015 was due primarily to the reversal of interest related to the expiration of the statute of limitations on an uncertain tax position, as well as a lower average debt balance during the three fiscal quarters of 2015 compared to the same period in 2014.

Provision for Income Taxes

Provision for income taxes increased $1.4 million to $22.8 million in the third quarter of 2015 and $10.2 million to $78.1 million in the three fiscal quarters of 2015, due primarily to higher pre-tax income. Additionally, during the first quarter of 2014, we recognized a reversal of a deferred tax valuation allowance of approximately $0.3 million in connection with the sale of 14 Company-owned stores. The effective tax rate increased 0.1 percentage point to 37.6% during the third quarter of 2015, from 37.5% in the comparable period in 2014. The effective tax rate increased 0.3 percentage points to 37.5% during the three fiscal quarters of 2015, from 37.2% in the comparable period in 2014.

Liquidity and Capital Resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, all reduce our working capital amounts. As of September 6, 2015, we had working capital of $34.1 million, excluding restricted cash and cash equivalents of $91.0 million and including total unrestricted cash and cash equivalents of $32.5 million.

As of September 6, 2015, we had approximately $65.2 million of restricted cash held for future principal and interest payments, $20.8 million of restricted cash held in a three month interest reserve as required by the related debt agreements and $5.0 million of cash held as collateral for outstanding letters of credit, for a total of $91.0 million of restricted cash and cash equivalents.

Subsequent to the third quarter of 2015, the Company announced its intention to complete a recapitalization transaction. The Company’s subsidiaries intend to issue $1.5 billion of new fixed rate notes and use the proceeds to prepay and retire 35% of the Company’s existing Series 2012-1 5.216% Fixed Rate Senior Secured Notes (the 2012 Notes) at par, for approximately $551.3 million, to pay transaction fees and for general corporate purposes. The Company also expects to enter into a new $125 million variable funding note facility, which will replace its existing $100 million variable funding note facility. The Company anticipates that the refinancing transaction will close during the fourth quarter of 2015.

The 2012 Notes have original scheduled principal amortization payments of $29.5 million in 2015, $37.4 million in 2016, $39.4 million in each of 2017 and 2018, and $9.8 million in 2019. In accordance with the Company’s debt agreements, once the Company meets certain conditions (including maximum leverage ratios as defined of less than or equal to 4.5x total debt to EBITDA) it ceases to make the scheduled principal amortization payments. If one of the defined leverage ratios subsequently exceeds 4.5x, the Company must make-up the payments it had previously not made. During the third quarter of 2014, the Company met the maximum leverage ratios of less than 4.5x, and, in accordance with our debt agreements, ceased debt amortization payments in the third quarter of 2014. The Company continued to meet the maximum leverage ratios of less than 4.5x through the third quarter of 2015. However, the Company anticipates that its defined leverage ratios will exceed 4.5x as of the closing date of the anticipated refinancing transaction and as a result, if the transaction closes as anticipated, the Company will be required to make up $26.9 million in principal amortization payments it had previously not made in future quarters.

As of September 6, 2015, we had $43.5 million of outstanding letters of credit and $56.5 million of available capacity under our $100.0 million variable funding note facility. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. However, our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes.

During the third quarter of 2015, the Company repurchased and retired 365,460 shares of common stock for a total of approximately $40.9 million; during the three fiscal quarters of 2015 the Company repurchased and retired 1,293,924 shares of common stock for approximately $138.6 million. As of September 6, 2015, we had approximately $159.4 million remaining for future share repurchases under the current Board of Directors approved open market share repurchase program, which was reset to $200.0 million during the third quarter of 2015. We continue to maintain our flexibility to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the variable funding notes) availability under the variable funding notes for, among other things, the repurchase of shares under the current authorized program, the payment of dividends and other corporate uses.

During the three fiscal quarters of 2015, the Company paid approximately $48.1 million of common stock dividends. Additionally, during the quarter, the Company’s Board of Directors declared a $0.31 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2015 which was paid on September 30, 2015. The Company had approximately $17.3 million accrued for common stock dividends at September 6, 2015. Subsequent to the third quarter, the Company’s Board of Directors declared a $0.31 per share quarterly dividend for shareholders of record as of December 15, 2015 to be paid on December 30, 2015.

During the third quarter and three fiscal quarters of 2015, we experienced strong increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international business continued to grow store counts in the third quarter of 2015. These factors contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. The Company believes its current unrestricted cash and cash equivalents balance and its expected cash flows from operations will be sufficient to fund operations for at least the next twelve months. We did not have any material commitments for capital expenditures as of September 6, 2015.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations, our current unrestricted cash and cash equivalents and amounts available under our variable funding note facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the fixed rate notes and to service, extend or refinance the variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

The following table illustrates the main components of our cash flows:

(In millions)	Three fiscal Quarters of 2015	Three fiscal Quarters of 2014
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$167.3	$118.9
Net cash provided by investing activities	7.9	25.3
Net cash used in financing activities	(174.1)	(127.7)
Exchange rate changes	0.6	0.0

Change in cash and cash equivalents	$1.7	$16.6

Operating Activities

Cash provided by operating activities was $167.3 million in the three fiscal quarters of 2015. This resulted from net income of $130.0 million generated during the period, which included non-cash expenses of $21.6 million, and a $15.6 million increase in cash from changes in operating assets and liabilities.

Cash provided by operating activities was $118.9 million in the three fiscal quarters of 2014, resulting primarily from net income of $114.6 million, which included non-cash expenses of $23.8 million. Changes in operating assets and liabilities reduced cash inflows by $19.5 million during the three fiscal quarters of 2014.

Investing Activities

Cash provided by investing activities was $7.9 million in the three fiscal quarters of 2015, which consisted primarily of a decrease in restricted cash of $29.9 million and proceeds from the sale of assets of $10.5 million. Capital expenditures totaling $33.8 million (driven by increased investments in our technological initiatives, Company-owned stores and supply chain centers) partially offset the cash provided by investing activities.

Cash provided by investing activities was $25.3 million in the three fiscal quarters of 2014, which consisted primarily of a $51.9 million decrease in restricted cash and $5.8 million of proceeds from the sale of assets. Capital expenditures of $31.0 million partially offset the cash provided by investing activities.

Financing Activities

We used $174.1 million of cash in financing activities in the three fiscal quarters of 2015 compared to $127.7 million during the three fiscal quarters of 2014, both primarily related to purchases of common stock and funding dividend payments to our shareholders. Additionally, in the three fiscal quarters of 2014, we made $12.0 million in payments on our long-term debt obligations. The tax impact of equity-based compensation and proceeds from exercise of stock options offset the use of cash in financing activities in both the three fiscal quarters of 2015 and the three fiscal quarters of 2014. During the third quarter of 2015, we also borrowed and repaid $5.0 million under our variable funding notes.

Forward-Looking Statements

This filing contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. These forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of our long-term and other indebtedness, as well as our ability to complete the proposed refinancing on the terms described or at all; uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product, digital ordering and concept developments by us, and other food-industry competitors; the ongoing level of profitability of our franchisees; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in operating expenses resulting from changes in prices of food (particularly cheese), labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in foreign currency exchange rates; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and weak consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. These forward-looking statements speak only as of the date of this filing, and you should not rely on such statements as representing the views of the Company as of any subsequent date. Except as required by applicable securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company is exposed to market risk from interest rate changes on our variable rate debt, which consists of variable funding note borrowings that are outstanding from time to time. The Company actively monitors this exposure when present. As of September 6, 2015, we had no outstanding variable funding note borrowings and $56.5 million available for borrowing, which is net of letters of credit of $43.5 million. Our outstanding fixed rate notes, which comprise substantially all of our outstanding borrowings, contain fixed interest rates until January 2019. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Total revenues of approximately 12.9% in the third quarter of 2015, 13.9% in the third quarter of 2014, 12.9% in the three fiscal quarters of 2015 and 13.7% in the three fiscal quarters of 2014 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $7.4 million in the three fiscal quarters of 2015.

Item 4. Controls and Procedures.

Management, with the participation of the Company’s President and Chief Executive Officer, J. Patrick Doyle, and Executive Vice President and Chief Financial Officer, Jeffrey D. Lawrence, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Mr. Doyle and Mr. Lawrence concluded that the Company’s disclosure controls and procedures were effective.

During the quarterly period ended September 6, 2015, there were no changes in the Company’s internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

As previously disclosed in our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on April 23, 2015 and July 16, 2015, in 2013, the Company was named as a defendant in a lawsuit along with a large franchisee and the franchisee’s delivery driver. The jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denied liability and filed an appeal of the verdict on a variety of grounds. In the first quarter of 2015, the appellate court reversed the trial court’s decision and dismissed the claims against the Company. The plaintiff has filed a writ of review with the Texas Supreme Court. The Company’s response is due on or before October 19, 2015. The Company continues to deny liability in this matter and assert the claims were appropriately dismissed by the Texas Court of Appeals.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #7 (June 15, 2015 to July 12, 2015)	3,915	$111.60	2,582	$200,000,000
Period #8 (July 13, 2015 to August 9, 2015)	365,711	111.99	362,878	159,367,567
Period #9 (August 10, 2015 to September 6, 2015)	1,518	105.12	—	159,367,567

Total	371,144	$111.96	365,460	$159,367,567

(1)	Includes 5,684 shares purchased as part of the Company’s employee stock purchase discount plan. During the third quarter, the shares were purchased at an average price of $112.01. All of the remaining shares presented were purchased pursuant to the publicly announced program.
(2)	At its July 15, 2015 meeting, the Board of Directors authorized a $200 million share repurchase program, which reset the open market share repurchase program and has no expiration date. As of September 6, 2015, the Company had approximately $159.4 million remaining for future share repurchases under this program. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Employment agreement dated as of August 28, 2015 between Domino’s Pizza LLC and Jeffrey D. Lawrence.

31.1	Certification by J. Patrick Doyle pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Jeffrey D. Lawrence pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by J. Patrick Doyle pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Jeffrey D. Lawrence pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC. (Registrant)

Date: October 8, 2015	/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Chief Financial Officer