Form 10-K
period 2016-01-03
DOMINOS PIZZA INC
filed 2016-02-25
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Domino’s Pizza, Inc. as of June 14, 2015 computed by reference to the closing price of Domino’s Pizza, Inc.’s common stock on the New York Stock Exchange on such date was $6,091,696,809.

As of February 18, 2016, Domino’s Pizza, Inc. had 49,854,019 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 26, 2016 are incorporated by reference into Part III.

Throughout this document, Domino’s Pizza, Inc. (NYSE: DPZ) is referred to as the “Company,” “Domino’s”, “Domino’s Pizza” or in the first person notations of “we,” “us” and “our.”

In this document, we rely on and refer to information regarding the U.S. quick service restaurant, or QSR, sector and the U.S. QSR pizza category from the CREST® report (years ending November) prepared by The NPD Group, as well as market research reports, analyst reports and other publicly-available information. Although we believe this information to be reliable, we have not independently verified it. Domestic sales information relating to the U.S. QSR sector and the U.S. QSR pizza category represent reported consumer spending obtained by The NPD Group’s CREST® report from consumer surveys. This information relates to both our Company-owned and franchised stores.

Part I

Item 1. Business.

Overview

Domino’s is the second largest pizza restaurant chain in the world, with more than 12,500 locations in over 80 markets around the world. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Although we are a highly-recognized global brand, we focus on serving the local neighborhoods in which we live and do business through our large network of franchise owners and Company-owned stores. On average, we sell more than 1.5 million pizzas each day throughout our global system.

Our business model is straightforward: we handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technology innovations. Our dough is generally made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties to its franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s brand marks. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling ingredients and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

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

Monaghan sold 93% of his economic stake in the Company in 1998 to Bain Capital, LLC, then sold and transferred his remaining stake in the Company in 2004, when we completed our initial public offering.

Since 1998, the Company has been structured with a leveraged balance sheet and has completed a number of recapitalization events. The Company’s most recent recapitalization transaction in 2015 (the “2015 Recapitalization”) primarily consisted of the issuance of $1.3 billion of fixed rate notes and the repurchase and retirement of $551 million of previously outstanding fixed rate notes. Following the 2015 Recapitalization, and including debt from its previous recapitalization in 2012 (the “2012 Recapitalization”), the Company had $2.24 billion in long-term debt.

We re-launched our brand in the U.S. in late 2009 by introducing a new recipe for our core pizza product. Since 2008, the majority of our menu has changed, either through the improvement of existing products or the introduction of new products, such as our Handmade Pan Pizza and Specialty Chicken. During this time frame, we also began expanding our focus on technology through our development of innovative ordering platforms and other technological advancements. Globally, we opened our 10,000th store in 2012, our 11,000th store in 2014 and our 12,000th store in 2015. In 2013, we announced a plan requiring all stores to adopt our new “Pizza Theater” store design, which is more inviting to customers and allows them to see their orders being made fresh in front of them. Our goal is to be substantially complete with these remodels by the end of 2017.

Our Industry

The U.S. QSR pizza category is large and fragmented. From 2005 through 2015, the U.S. QSR pizza category has grown from $31.5 billion to $33.8 billion. It is the third-largest category within the $273.0 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carryout.

In the U.S., we compete primarily in the delivery and carryout segments of the pizza industry. We are the market share leader in the delivery segment and we have the second largest share in the carryout segment. Delivery segment sales of $9.7 billion in 2015 (down from $11.1 billion in 2005) account for approximately 29% of total U.S. QSR pizza. The delivery segment declined during the period from 2005 to 2012, and has increased slightly since 2012, from $9.6 billion in 2012 to $9.7 billion in 2015. The three industry leaders, including Domino’s, account for approximately 58% of U.S. pizza delivery, based on reported consumer spending, with the remaining sales going to regional chains and independent establishments. From 2005 to 2015, the carryout segment grew from $12.9 billion to $15.6 billion. The four industry leaders, including Domino’s, account for approximately 42% of the carryout segment.

In contrast to the U.S., international pizza delivery is relatively underdeveloped, with only Domino’s and two other competitors having a significant global presence. We believe that demand for pizza and pizza delivery is large and growing throughout the world, driven by international consumers’ increasing emphasis on convenience, and the proven success of our 30 years of conducting business abroad.

Our Competition

The global pizza delivery and carryout segments are highly competitive. In the U.S., we compete against regional and local companies as well as national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza®. Internationally, we compete primarily with Pizza Hut®, Papa John’s® and country-specific national and local pizzerias. We generally compete on the basis of product quality, location, image, service, technology and price. Our business and those of our competitors can be affected by changes in consumer tastes, economic conditions, demographic trends and consumers’ disposable income. We compete not only for customers, but also for employees, suitable real estate sites and qualified franchisees.

Our Customers

The Company’s business is not dependent upon a single retail customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2015, 2014 or 2013. Our largest franchisee based on store count, Domino’s Pizza Enterprises (ASX: DMP), operates 1,561 stores in six international markets, and accounts for 12% of our total store count. Revenues from this master franchisee accounted for 1.4% of our consolidated revenues in 2015. Our international business unit only requires a minimal amount of general and administrative expenses to operate its markets, and does not have costs of sales. Therefore, the vast majority of these royalty revenues result in profits to us.

Our Menu

We offer a menu designed to present an attractive, quality offering to customers, while keeping it simple enough to minimize order errors and expedite order-taking and food preparation. Our basic menu features pizza products with varying sizes and crust types. Our typical store also offers oven-baked sandwiches, pasta, boneless chicken and wings, bread side items, desserts and Coca-Cola® soft drink products. International markets vary toppings by country and culture, such as squid topping in Japan or spicy cheese in India, and often feature regional specialty items, such as a banana and cinnamon dessert pizza in Brazil.

Store Image and Operations

We have been focused primarily on pizza delivery for over 50 years, as well as carryout as a significant component of our business. In 2012, we introduced our carryout-friendly Pizza Theater store design; we expect that substantially all of our stores will convert to this design by the end of 2017. Many stores will offer casual seating and will enable customers to watch the preparation of their orders, but will not offer a full-service dine-in experience. As a result, our stores generally do not require expensive restaurant facilities and staffing.

Research and Development

We conduct research and product development at our World Resource Center in Ann Arbor, Michigan. Company-sponsored research and development activities, which include testing new products for possible menu additions, are an important activity for us and our franchisees. We do not consider the amounts spent on research and development to be material.

Our Business Segments

We operate in, and report, three business segments: domestic stores, international franchise and supply chain.

Domestic Stores

Our domestic stores segment consists primarily of our franchise operations, through which we oversee a network of 4,816 franchised stores located in the contiguous United States. We also operate a network of 384 domestic Company-owned stores located in the contiguous United States.

During 2015, our domestic stores segment accounted for $669.7 million, or 30% of our consolidated revenues. We use our Company-owned stores as test sites for new products and promotions as well as operational improvements. We also use them for training new store managers and operations team members, as well as developing prospective franchisees. While we are primarily a franchised business, we continuously evaluate our mix of domestic Company-owned and franchise stores.

We maintain a productive relationship with our independent franchise owners through regional franchise teams, distributing materials that help franchise stores comply with our standards and using franchise advisory groups that facilitate communications between us and our franchisees.

Domestic Franchise Profile

As of January 3, 2016, our 4,816 domestic franchise stores were owned and operated by 841 domestic franchisees. Our franchise formula enables franchisees to benefit from our brand name with a relatively low initial capital investment. As of January 3, 2016, the average domestic franchisee owned and operated six stores and had been in our franchise system for over 17 years. At the same time, 13 of our domestic franchisees operated more than 50 stores (including our largest domestic franchisee who operated 191 stores) and 303 of our domestic franchisees each operated one store.

We apply rigorous standards to prospective domestic franchisees. We generally require them to manage a store for at least one year before being granted a franchise. This enables us to observe the operational and financial performance of a potential franchisee prior to entering into a long-term contract. Approximately 90% of our 841 independent domestic franchise owners started their careers with us as delivery drivers or in other in-store positions. We generally restrict the ability of domestic franchisees to be involved in other businesses, which focuses our franchisees’ attention on operating their stores. As a result, the majority of our domestic franchisees have historically come from within the Domino’s Pizza system. We believe these standards are largely unique to the franchise industry and result in qualified and focused franchisees operating their stores.

Domestic Franchise Agreements

We enter into franchise agreements with domestic franchisees under which the franchisee is granted the right to operate a store in a particular location for a term of ten years, with an ability to renew for an additional term of ten years. We have a franchise contract renewal rate of approximately 99%. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchised store. Each franchisee is generally required to pay a 5.5% royalty fee on sales. In certain instances, we will collect lower rates based on area development agreements, sales initiatives and new store incentives.

Our domestic stores currently contribute 6% of their retail sales to fund national marketing and advertising campaigns (subject, in limited instances, to lower rates based on certain incentives and waivers). These funds are administered by Domino’s National Advertising Fund Inc. (“DNAF”), our not-for-profit advertising subsidiary. The funds are primarily used to purchase media for advertising, but also support market research, field communications, public relations, commercial production, talent payments and other activities to promote the brand. In addition to the national and market-level advertising contributions, domestic stores spend additional funds on local store marketing activities.

We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee’s failure to adhere to the Company’s franchise agreement, failure to make required payments, or failure to adhere to specified Company policies and standards.

International Franchise

Our international franchise segment is comprised of a network of franchised stores in more than 80 international markets. At January 3, 2016, we had 7,330 international franchise stores. During 2015, this segment accounted for $163.6 million, or 7% of our consolidated revenues. The principal sources of revenues from those operations are royalty payments generated by retail sales from franchised stores.

Our international franchisees employ our basic standard operating model, and adapt it to satisfy the local eating habits and consumer preferences of various regions outside the United States. Currently, the vast majority of our international stores operate under master franchise agreements.

We believe Domino’s appeals to potential international franchisees because of our recognized brand name and technological leadership, the moderate capital expenditures required to open and operate our stores and our system’s favorable store economics. In our top ten markets, four master franchise companies are publicly traded on stock exchanges: in Australia (ASX: DMP), India (JUBLFOOD: NS), Mexico (ALSEA: MX) and the United Kingdom (DOM: L). The following table shows our store count as of January 3, 2016 in our top ten international markets, which account for approximately 71% of our international stores.

Market	Number of stores
India	989
United Kingdom	868
Mexico	622
Australia	571
Turkey	460
Japan	432
South Korea	417
Canada	402
France	259
Saudi Arabia	176

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

Master Franchise Agreements

Our master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores and the right to operate supply chain centers in particular geographic areas. Agreements are generally for a term of ten to 20 years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time franchise fee as well as an additional franchise fee upon the opening of each new store. The master franchisee is also required to pay a continuing royalty fee as a percentage of retail sales, which varies among international markets, and averaged approximately 3.1% in 2015.

Supply Chain

Our supply chain segment operates 18 regional dough manufacturing and food supply chain centers in the U.S., one thin crust manufacturing center, one vegetable processing center and one center providing equipment and supplies to certain of our domestic and international stores. We also operate five dough manufacturing and food supply chain centers in Canada. Our supply chain segment leases a fleet of more than 500 tractors and trailers. During 2015, our supply chain segment accounted for $1.38 billion, or 62% of our consolidated revenues.

Our centers produce fresh dough and purchase, receive, store and deliver quality food and other complementary items to over 99% of our U.S. and Canadian franchised stores and all of our Company-owned stores. We regularly supply over 5,600 stores with various food and supplies. Our supply chain segment made approximately 581,000 full-service deliveries in 2015 or approximately two deliveries per store per week, and we produced over 415 million pounds of dough during 2015.

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

Cheese is our largest food cost. The price we charge to our domestic franchisees for cheese is based on the Chicago Mercantile Exchange cheddar block price, plus a supply chain markup. As cheese prices fluctuate, our revenues and margin percentages in our supply chain segment also fluctuate; however, actual supply chain dollar margins remain unchanged. We currently purchase our domestic pizza cheese from a single supplier. Under the September 2012 agreement, our domestic supplier agreed to provide an uninterrupted supply of cheese and the Company agreed to a five-year pricing schedule to purchase all of its domestic pizza cheese from this supplier. While we expect to meet the terms of this agreement, if we do not, we will be required to repay the cost savings as outlined in the agreement. The majority of our meat toppings in the U.S. come from a single supplier under a contract that began in November 2015 and expires in December 2016. We have the right to terminate these arrangements for quality failures and for uncured breaches.

We are party to a multi-year agreement with Coca-Cola for the contiguous United States. This contract, renegotiated in December 2013, provides for Coca-Cola to continue to be our exclusive beverage supplier and expires on December 31, 2018 or at such time as a minimum number of cases of Coca-Cola products are purchased by us, whichever occurs later.

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

Over the past five years, our U.S. franchise and Company-owned stores have invested an estimated $1.5 billion in national, co-operative and local advertising. Our international franchisees also invest significant amounts in advertising efforts in their markets. We continue to reinforce our brand with extensive advertising through various media channels. We have also enhanced the strength of our brand through marketing affiliations with brands such as Coca-Cola.

We are the number one pizza delivery company in the United States with a 28.0% share of pizza delivery based on reported consumer spending. With 5,200 stores located in the contiguous United States, our store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and marketing investments. We believe our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery. Outside the U.S., we have significant market share positions in many of the markets in which we compete.

Strong and Proven Business Model

Our business model is comprised of domestic and international franchise royalties and fees, revenue from supply chain and revenue from retail sales at Company-owned stores. We have developed this model over our many years of operation and it is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and historically has generated demand for new stores. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty payments and through supply chain revenues, with moderate associated capital expenditures by us.

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

Our menu simplifies and streamlines production and delivery processes and maximizes economies of scale on purchases of our principal food items. In addition, our stores are small (historically averaging approximately 1,500 square feet) and less expensive to build, furnish and maintain as compared to many other restaurant concepts. Although new stores built in our Pizza Theater design may be slightly larger than stores we have built in the past, they are still generally smaller and less expensive than many other restaurant concepts. The combination of this efficient store model and strong sales volume has resulted in strong store-level financial returns and, we believe, makes Domino’s Pizza an attractive business opportunity for existing and prospective franchisees around the world.

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

Technological Innovation

Technological innovation is vital to our brand and our long-term success. Digital ordering is critical to competing in the global pizza industry. In 2015, approximately 50% of our U.S. sales came via digital platforms. That metric is higher in some of our international markets. We believe we are among the largest e-commerce retailers in terms of annual transactions. After launching digital ordering domestically in 2008, we made the strategic decision in 2010 to develop our own online ordering platform and to manage this important and growing area of our business internally. Over the next five years, we launched mobile applications that cover 95% of the smartphones and tablets on the U.S. market. In 2013, we launched an enhanced online ordering profiles platform, allowing customers the ability to reorder their favorite order in as few as five clicks, or 30 seconds. In 2014, we introduced “Dom,” a voice ordering application, which we believe is the first in the restaurant industry, and we also made the Domino’s Tracker® available on the Pebble smartwatch platform. In 2015, we introduced several innovative ordering platforms including Samsung Smart TV®, Twitter, and text message using a pizza emoji.

During 2015, the Company also launched its “Piece of the Pie Rewards” loyalty program, which is meant to reward customers with a program that is simple to understand and easy to use. Upon signing up for the program, customers become rewards members and can earn points for online orders. When rewards members reach a certain amount of points, they can redeem their points for free pizza. Rewards members may also receive exclusive members-only discounts and bonus offers.

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

We believe utilizing Domino’s PULSE with our integrated technology solutions throughout our system, provides us with competitive advantages over other concepts. We intend to continue to enhance and grow our online ordering, digital marketing and technological capabilities.

Product Innovation

In late 2009, we reintroduced our core pizza with a new recipe, which we believe has been key to our continued growth in customer reorder rate, consumer traffic and increased sales. This recipe is now in use in the vast majority of markets around the world. Our more than 50 years of innovation have resulted in numerous new product developments, including our more recent innovations of Handmade Pan Pizza, Specialty Chicken, Parmesan Bread Bites, Stuffed Cheesy Bread, and Marbled Cookie Brownie, among others. Product innovation is also present in our global markets, where our master franchisees have the ability to recommend products to suit their local market tastes. Products include the Mayo Jaga in Japan (bacon, potatoes and sweet mayonnaise) and the Saumoneta in France (light cream, potatoes, onions, smoked salmon and dill).

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

Opportunity abounds at Domino’s. You can start in an entry-level position and become a store owner – in fact, 90% of our independent domestic franchise owners started their careers with us as delivery drivers or in other in-store positions. Thousands of other team members – supervisors, trainers, quality auditors, international business consultants, marketers and executives – also began their careers in the stores. Internal growth and providing opportunities for anyone willing to work hard is the foundation of our core beliefs.

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

Our national philanthropic partner is St. Jude Children’s Research Hospital®. St. Jude is internationally-recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national fundraising campaign called St. Jude Thanks and Giving®, the Domino’s Pizza system has contributed more than $30.5 million to St. Jude since our partnership began in 2004, including $5.4 million in 2015. In 2015, Domino’s cut the ribbon on the Domino’s Event Center, a 10,000 square foot addition to the St. Jude campus in Memphis, Tenn., which was part of a $35 million donation pledge over the next eight years. In addition to raising funds, we have supported St. Jude through in-kind donations, including hosting hospital-wide pizza parties for patients and their families. Our system also helps St. Jude build awareness through the inclusion of the St. Jude logo on millions of our pizza boxes and through a link on our consumer website.

We also support the Domino’s Pizza Partners Foundation. Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Primarily funded by team member and franchise contributions, the foundation is a separate, not-for-profit organization that has disbursed more than $16.0 million since its inception, to meet the needs of Domino’s team members facing crisis situations, such as fire, illness, or other personal tragedies.

Additional Disclosures

Employees

As of January 3, 2016, we had approximately 11,900 employees in our Company-owned stores, supply chain centers, World Resource Center (our corporate headquarters) and regional offices. None of our employees are represented by a labor union or covered by a collective bargaining agreement. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s Pizza system, including our employees, franchisees and the employees of franchisees, was more than 260,000 as of January 3, 2016.

Working Capital

Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., pages 33 through 36.

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

We are also subject to the Fair Labor Standards Act and various other federal and state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of both our and our franchisees’ food service personnel are paid at rates related to the applicable minimum wage, and past increases in the minimum wage have increased labor costs, as would future increases.

We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a franchise disclosure document containing certain information to prospective franchisees, and a number of states require registration of the franchise disclosure document with state authorities. We are operating under exemptions from registration in several states based on the net worth of our subsidiary, Domino’s Pizza Franchising LLC, and experience. We believe our franchise disclosure document, together with any applicable state versions or supplements, and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2015, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2016.

Seasonal Operations

The Company’s business is not typically seasonal.

Backlog Orders

The Company has no backlog orders as of January 3, 2016.

Government Contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial Information about Business Segments and Geographic Areas

Financial information about international and United States markets and business segments is incorporated herein by reference to Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in Part II, Item 6., pages 22 through 23, Item 7. and 7A., pages 24 through 39 and Item 8., pages 40 through 71, respectively, of this Form 10-K.

Available Information

The Company makes available, free of charge, through its internet website biz.dominos.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a), 15(d), or 16 of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. You may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. This information is also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and information appearing on those websites, including biz.dominos.com, should not be considered a part of this document.

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

We compete within the food service market and the quick service restaurant sector not only for customers, but also for management and hourly employees, suitable real estate sites and qualified franchisees. Our supply chain segment is also subject to competition from outside suppliers. While over 99% of domestic franchisees purchased food, equipment and supplies from us in 2015, domestic franchisees are not required to purchase food, equipment or supplies from us and they may choose to purchase from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our domestic supply chain centers, our financial condition, business and results of operations would be adversely affected.

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

A significant component of our growth strategy includes the opening of new domestic and international stores. We and our franchisees face many challenges in opening new stores, including, among others:

•	availability of financing with acceptable terms;

•	selection and availability of suitable store locations;

•	negotiation of acceptable lease or financing terms;

•	securing required domestic or foreign governmental permits, licenses and approvals;

•	employment and training of qualified personnel; and

•	general economic and business conditions.

The opening of additional franchise stores also depends, in part, upon the availability of prospective franchisees who meet our criteria. Our failure to add a significant number of new stores would adversely affect our ability to increase revenues and operating income.

We and our franchisees are currently planning to expand our international operations in many of the markets where we currently operate and in select new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we expand internationally, we or our franchisees may not experience the operating margins we expect, our results of operations may be negatively impacted and our common stock price may decline.

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

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. The cheese block price per pound averaged $1.62 in 2015, and the estimated increase in Company-owned store food costs from a hypothetical $0.25 adverse change in the average cheese block price per pound would have been approximately $2.2 million in 2015. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. Labor costs and food costs, including cheese, represent approximately 50% to 60% of the sales at a typical Company-owned store.

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

We and our franchisees are dependent on frequent deliveries of food products that meet our specifications. In addition, the Company has single suppliers or a limited number of suppliers for certain of its ingredients, including pizza cheese. While the Company believes there are adequate reserve quantities and potential alternative suppliers, shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution, financial or other difficulties of suppliers, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, could adversely affect our operating results.

Any prolonged disruption in the operations of any of our dough manufacturing and supply chain centers could harm our business.

We operate 18 regional dough manufacturing and supply chain centers, one thin crust manufacturing center and one vegetable processing center in the United States and five dough manufacturing and supply chain centers in Canada. Our domestic dough manufacturing and supply chain centers service all of our Company-owned stores and over 99% of our domestic franchise stores. As a result, any prolonged disruption in the operations of any of these facilities, whether due to technical or labor difficulties, destruction or damage to the facility, real estate issues, limited capacity or other reasons, could adversely affect our business and operating results.

Our success depends in part upon effective advertising, and lower advertising funds may reduce our ability to adequately market the Domino’s Pizza® brand.

We have been routinely named a Leading National Advertiser by Advertising Age. Each Domino’s store located in the contiguous United States is obligated to pay a percentage of its sales in advertising fees. In fiscal 2015, each store in the contiguous United States generally was required to contribute 6% of their sales to DNAF (subject, in limited instances, to lower rates based on certain incentives and waivers), which uses such fees for national advertising in addition to contributions for local market-level advertising. We currently anticipate that this 6% contribution rate will remain in place for the foreseeable future. While additional funds for advertising in the past have been provided by us, our franchisees and other third parties, none of these additional funds are legally required. The lack of continued financial support for advertising activities could significantly curtail our marketing efforts, which may in turn materially and adversely affect our business and our operating results.

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

Our success in the highly competitive pizza delivery and carry-out business will continue to depend to a significant extent on our leadership team and other key management personnel. Other than with our President and Chief Executive Officer, J. Patrick Doyle, we do not have long-term employment agreements with any of our executive officers. As a result, we may not be able to retain our executive officers and key personnel or attract additional qualified management. While we do not have long-term employment agreements with our executive officers, for all of our executive officers we have non-compete and non-solicitation agreements that extend for 24 months following the termination of such executive officer’s employment. Our success will also continue to depend on our ability to attract and retain qualified personnel to operate our stores, dough manufacturing and supply chain centers and international operations. The loss of these employees or our inability to recruit and retain qualified personnel could have a material adverse effect on our operating results.

Adverse global economic conditions subject us to additional risk.

Our financial condition and results of operations are impacted by global markets and economic conditions over which neither we nor our franchisees have control. An economic downturn, including deterioration in the economic conditions in the U.S. or international markets where we compete, may result in a reduction in the demand for our products, longer payment cycles, slower adoption of new technologies and increased price competition. Poor economic conditions may adversely affect the ability of our franchisees to pay royalties or amounts owed, and could have a material adverse impact on our ability to pursue our growth strategy, which would reduce cash collections and in turn, may materially and adversely affect our ability to service our debt obligations.

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

Exchange rate fluctuations could have an adverse effect on our results of operations. Approximately 7.4% of our total revenues in 2015, 7.7% of our total revenues in 2014 and 7.4% of our total revenues in 2013 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. Sales made by franchise stores outside the United States are denominated in the currency of the country in which the store is located, and this currency could become less valuable in U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the United States or lower profitability to our franchisees outside the United States, or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in our international markets would have resulted in a negative impact on international royalty revenues of approximately $15.6 million in 2015.

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

A significant portion of our earnings comes from royalties and fees generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide tools for franchisees to use in training their employees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements. If they do not, our image and reputation may suffer, and as a result our revenues and stock price could decline. While we try to ensure that our franchisees maintain the quality of our brand and branded products, our franchisees may take actions that adversely affect the value of our intellectual property or reputation. As of January 3, 2016, we had 841 domestic franchisees operating 4,816 domestic stores. 13 of these franchisees each operate over 50 domestic stores, including our largest domestic franchisee who operates 191 stores, and the average franchisee owns and operates six stores.

In addition, our international master franchisees are generally responsible for the development of significantly more stores than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. Our largest international master franchisee operates 1,561 stores in six markets, which accounts for approximately 21% of our total international store count. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

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

We are subject to numerous federal, state, local and foreign laws and regulations, as well as, requirements issued by other groups, including those relating to:

•	the preparation, sale and labeling of food;

•	building and zoning requirements;

•	environmental protection;

•	minimum wage, overtime and other labor requirements;

•	compliance with securities laws and New York Stock Exchange listed company rules;

•	compliance with the Americans with Disabilities Act of 1990, as amended;

•	working and safety conditions;

•	menu labeling and other nutritional requirements;

•	compliance with the Payment Card Industry Data Security Standards (“PCI DSS”) and similar requirements;

•	compliance with the Patient Protection and Affordable Care Act, and subsequent amendments; and

•	compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules promulgated thereunder.

The Patient Protection and Affordable Care Act and subsequent amendments require employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. The majority of the increases in these costs began in 2015 and we anticipate that they will escalate in subsequent years. While the incremental costs of this program have not been material to us, these costs will likely have an adverse effect on our results of operations and financial position, as well as an adverse effect on some of our larger franchisees.

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

Our common stock price could be subject to significant fluctuations and/or may decline.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	planned or actual changes to our capital or debt structure;

•	variations in our operating results;

•	changes in revenues or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as sales promotions, acquisitions or restructurings;

•	actions by institutional and other stockholders;

•	changes in our dividend policy;

•	changes in the market values of public companies that operate in our business segments;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

The stock markets in general have experienced volatility that has sometimes been unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We have a substantial amount of indebtedness. As of January 3, 2016, our consolidated long-term indebtedness was approximately $2.24 billion. We may also incur additional debt, which would not be prohibited under the terms of our current securitized debt agreements. Our substantial indebtedness could have important consequences to our business and our shareholders. For example, it could:

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

During the term following issuance, the outstanding senior notes will accrue interest at fixed rates. Additionally, our senior notes have original scheduled principal payments of $59.0 million in 2016, $38.6 million in each of 2017 and 2018, $878.5 million in 2019, $488.0 million in 2020, $8.0 million in each of 2021 through 2024 and $728.0 million in 2025. In accordance with our debt agreements, the payment of principal on the outstanding senior notes (i) shall be suspended if the leverage ratios for the Company are less than or equal to 4.5x total debt to EBITDA and there are no scheduled principal catch-up amounts outstanding; provided, that during any such suspension, principal payments will continue to accrue and are subject to catch-up upon failure to satisfy the leverage ratios, or (ii) on and after the payment in full of the 2012 fixed rate senior secured notes, may be suspended if the leverage ratios for the Company are less than or equal to 5.0x total debt to EBITDA and no catch up provisions are applicable.

If we are unable to refinance or repay amounts under the securitized debt prior to the expiration of the term, our cash flow would be directed to the repayment of the securitized debt and, other than a weekly management fee sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.

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

In the event that a rapid amortization event occurs under the indenture (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of its term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 228,000 square feet for our World Resource Center located in Ann Arbor, Michigan under an operating lease with Domino’s Farms Office Park, L.L.C., an unrelated company. The lease, as amended, expires in December 2022 and has two five-year renewal options.

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Included in the ordinary course litigation matters referenced above, we are party to two employment practice cases and two casualty cases. We have established legal and insurance accruals for losses relating to these cases which we believe are reasonable based upon our assessment of the current facts and circumstances. However, it is reasonably possible that our ultimate losses could exceed the amounts recorded by $2.0 million. The remaining cases referenced above could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management’s opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

On September 11, 2012, Domino’s Pizza LLC was named as a defendant in a lawsuit along with MAC Pizza Management, Inc., a large franchisee, and Joshua Balka, the franchisee’s delivery driver, filed by Raghurami Reddy, the plaintiff. The case involved a traffic accident in which the franchisee’s delivery driver collided with another vehicle, where the driver of the other vehicle sustained head injuries and the passenger of the other vehicle sustained fatal injuries. The jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denied liability and filed an appeal of the verdict on a variety of grounds. In the first quarter of 2015, the appellate court reversed the trial court’s decision and dismissed the claims against the Company. The plaintiff has filed a writ of review with the Supreme Court of the State of Texas. The Company filed opposition to the writ of review and the matter is currently pending before the Supreme Court of the State of Texas. The Company continues to deny liability in this matter and assert that the claims were appropriately dismissed by the Court of Appeals of the State of Texas.

While we may occasionally be party to large claims, including class action suits, we do not believe that these matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 4A. Executive Officers of the Registrant.

The listing of executive officers of the Company is set forth under Part III Item 10. Directors, Executive Officers and Corporate Governance on pages 73 and 74, which is incorporated herein by reference.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 18, 2016, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 49,854,019 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.”

The following table presents the high and low closing prices by quarter for Domino’s Pizza, Inc.’s common stock, as reported by the NYSE, and dividends declared per common share.

2014:	High	Low	Dividends Declared Per Share
First quarter (December 30, 2013 – March 23, 2014)	$80.02	$67.17	$0.25
Second quarter (March 24, 2014 – June 15, 2014)	78.62	71.13	0.25
Third quarter (June 16, 2014 – September 7, 2014)	76.43	70.17	0.25
Fourth quarter (September 8, 2014 – December 28, 2014)	95.93	75.54	0.25

2015:
First quarter (December 29, 2014 – March 22, 2015)	$104.63	$94.17	$0.31
Second quarter (March 23, 2015 – June 14, 2015)	113.96	98.36	0.31
Third quarter (June 15, 2015 – September 6, 2015)	119.43	101.78	0.31
Fourth quarter (September 7, 2015 – January 3, 2016)	112.95	101.62	0.31

Our Board of Directors declared a quarterly dividend of $0.38 per common share on February 24, 2016 payable on March 30, 2016 to shareholders of record at the close of business on March 15, 2016.

We currently anticipate continuing the payment of quarterly cash dividends. The actual amount of such dividends, if any, will depend upon future earnings, results of operations, capital requirements, our financial condition and certain other factors. There can be no assurance as to the amount of free cash flow that we will generate in future years and, accordingly, dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of our Board of Directors.

As of February 18, 2016, there were 1,162 registered holders of record of Domino’s Pizza, Inc.’s common stock.

We have a Board of Directors-approved share repurchase program for up to $800.0 million of our common stock, of which $200.0 million remained available at January 3, 2016 for future purchases of our common stock. Any future purchases of our common stock would be funded by current cash amounts, available borrowings or future excess cash flow. The following table summarizes our repurchase activity during the fourth quarter ended January 3, 2016:

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program (2)		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (September 7, 2015 to October 4, 2015)	—		—		—		$159,367,567
Period #2 (October 5, 2015 to November 1, 2015)	4,860,514	(2)	105.53	(3)	4,858,994	(2)	200,000,000
Period #3 (November 2, 2015 to November 29, 2015)	2,108		108.97		—		200,000,000
Period #4 (November 30, 2015 to January 3, 2016)	1,348		109.06		—		200,000,000

Total	4,863,970		$107.94		4,858,994		$200,000,000

(1)	4,976 shares were purchased as part of the Company’s employee stock purchase discount plan. During the fourth quarter, the shares were purchased at an average price of $107.94.

(2)	As part of the 2015 Recapitalization, on October 23, 2015, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $800 million of the Company’s common stock. This share repurchase program replaced a previously existing $200 million share repurchase program. On October 27, 2015, the Company entered into a $600 million accelerated share repurchase agreement (the “ASR Agreement”) with a counterparty. Pursuant to the terms of the ASR Agreement, on October 30, 2015, the Company received and retired 4,858,994 shares of its common stock. At final settlement, which is expected to be completed by the end of the first quarter of 2016, the Company may receive additional shares of common stock, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the counterparty, based on the terms of the related ASR Agreement. The total number of shares ultimately delivered will be determined at the end of the applicable purchase period.
(3)	The average price paid per share of $105.53 for Period #2 (October 5, 2015 to November 1, 2015) excludes the average price paid per share for shares purchased under the ASR Agreement. Because the total number of shares ultimately delivered will not be determined until the end of the applicable purchase period, the average purchase price per share will not be determinable until the end of such period.

The following comparative stock performance line graph compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. for the five-year period between the close of trading on December 31, 2010 through the close of trading on December 31, 2015 (the last trading day during fiscal 2015), with cumulative total return on (i) the Total Return Index for the New York Stock Exchange (the “NYSE Composite Index”), (ii) the Standard & Poor’s 500 Index (the “S&P 500”) and (iii) the peer group, the Standard & Poor’s 400 Restaurant Index (the “S&P 400 Restaurant Index”). Management believes that the companies included in the S&P 400 Restaurant Index appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the NYSE Composite Index, the S&P 500 Index and the S&P 400 Restaurant Index on December 31, 2010.

Item 6. Selected Financial Data.

The following selected financial data set forth should be read in conjunction with, and is qualified by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this Form 10-K. The selected financial data, with the exception of store counts and same store sales growth, has been derived from the audited consolidated financial statements of Domino’s Pizza, Inc. and subsidiaries. This historical data is not necessarily indicative of results to be expected for any future period.

	Fiscal year ended (6)
(dollars in millions, except per share data)	January 3, 2016 (4)	December 28, 2014	December 29, 2013	December 30, 2012 (5)	January 1, 2012
Income statement data:
Revenues:
Domestic Company-owned stores	$396.9	$348.5	$337.4	$323.7	$336.3
Domestic franchise	272.8	230.2	212.4	195.0	187.0

Domestic stores	669.7	578.7	549.8	518.7	523.4
Supply chain	1,383.2	1,262.5	1,118.9	1,039.8	1,021.0
International franchise	163.6	152.6	133.6	120.0	107.8

Total revenues	2,216.5	1,993.8	1,802.2	1,678.4	1,652.2
Cost of sales	1,533.4	1,399.1	1,253.2	1,177.1	1,181.7

Operating margin	683.1	594.8	549.0	501.3	470.5
General and administrative expense	277.7	249.4	235.2	219.0	211.4

Income from operations	405.4	345.4	313.8	282.3	259.1
Interest income	0.3	0.1	0.2	0.3	0.3
Interest expense	(99.5)	(86.9)	(88.9)	(101.4)	(91.6)

Income before provision for income taxes	306.2	258.6	225.1	181.2	167.8
Provision for income taxes	113.4	96.0	82.1	68.8	62.4

Net income	$192.8	$162.6	$143.0	$112.4	$105.4

Earnings per share:
Common stock – basic	$3.58	$2.96	$2.58	$1.99	$1.79
Common stock – diluted	3.47	2.86	2.48	1.91	1.71
Dividends declared per share	$1.24	$1.00	$0.80	$3.00	$—

Balance sheet data (at end of period):
Cash and cash equivalents	$133.4	$30.9	$14.4	$54.8	$50.3
Restricted cash and cash equivalents	180.9	121.0	125.5	60.0	92.6
Working capital (1)	45.7	41.8	(28.5)	16.8	37.1
Total assets (2)	799.8	596.3	496.6	443.4	464.4
Total debt less net debt issuance cost (2)	2,240.8	1,500.6	1,507.7	1,526.0	1,435.2
Total stockholders’ deficit	(1,800.3)	(1,219.5)	(1,290.2)	(1,335.5)	(1,209.7)

	Fiscal year ended (6)
(dollars in millions)	January 3, 2016(4)	December 28, 2014	December 29, 2013	December 30, 2012 (5)	January 1, 2012

Other financial data:
Depreciation and amortization	$32.4	$35.8	$25.8	$23.2	$24.0
Capital expenditures	62.4	71.8	40.4	29.3	24.3

Same store sales growth (3):
Domestic Company-owned stores	12.2%	6.2%	3.9%	1.3%	4.1%
Domestic franchise stores	11.9%	7.7%	5.5%	3.2%	3.4%

Domestic stores	12.0%	7.5%	5.4%	3.1%	3.5%

International stores	7.8%	6.9%	6.2%	5.2%	6.8%

Store counts (at end of period):
Domestic Company-owned stores	384	377	390	388	394
Domestic franchise stores	4,816	4,690	4,596	4,540	4,513

Domestic stores	5,200	5,067	4,986	4,928	4,907
International stores	7,330	6,562	5,900	5,327	4,835

Total stores	12,530	11,629	10,886	10,255	9,742

(1)	The working capital amounts exclude restricted cash amounts of $180.9 million in 2015, $121.0 million in 2014, $125.5 million in 2013, $60.0 million in 2012 and $92.6 million in 2011.
(2)	In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. Further discussion on the impact of ASU 2015-03 is included below within the “New Accounting Pronouncement” section. The Company early-adopted ASU 2015-03 as of the end of its fiscal 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $27.9 million and $22.9 million of unamortized debt issuance costs related to the Company’s fixed rate notes from other non-current assets to long-term debt within its consolidated balance sheets as of both January 3, 2016 and December 28, 2014, respectively (refer to Note 4 of the financial statements for additional detail). Total assets for the years ended December 29, 2013, December 30, 2012, and January 1, 2012 were also reduced by unamortized debt issuance costs of $28.7 million, $34.8 million and $16.1 million, respectively, as a result of the adoption of this standard for a consistent presentation.
(3)	Same store sales growth is calculated including only sales from stores that also had sales in the comparable period of the prior year, but excluding sales from certain seasonal locations such as stadiums and concert arenas. International same store sales growth is calculated similarly to domestic same store sales growth. Changes in international same store sales are reported on a constant dollar basis which reflects changes in international local currency sales. The 53rd week in fiscal 2015 had no impact on reported same store sales growth amounts.
(4)	In connection with our 2015 Recapitalization, the Company issued $1.3 billion of fixed rate notes. A portion of the proceeds from the 2015 Recapitalization were used to make an optional prepayment of approximately $551 million in aggregate principal amount of the 2012 fixed rate notes, at par, pay scheduled principal catch-up amounts on the 2012 fixed rate notes, make an interest reserve deposit, pre-fund a portion of the principal and interest payable on the 2015 fixed rate notes and pay transaction fees and expenses. Additionally, as part of the 2015 Recapitalization, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $800 million of the Company’s common stock. This share repurchase program replaced a previously existing $200 million share repurchase program. Refer to Note 4 of the financial statements for additional detail related to the 2015 Recapitalization.
(5)	In connection with our 2012 Recapitalization, the Company borrowed $1.575 billion of fixed rate notes and used a portion of the proceeds from the borrowings to repay in full the outstanding principal under the Company’s existing notes, pay accrued interest on the Company’s existing notes, pay transaction-related fees and expenses and fund a reserve account for the payment of interest on the 2012 fixed rate notes. Refer to Note 4 of the financial statements for additional detail related to the 2012 Recapitalization.
(6)	The 2015 fiscal year includes 53 weeks and the 2011, 2012, 2013 and 2014 fiscal years each include 52 weeks.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter. Every five or six years our fiscal year includes an extra (or 53rd) week in the fourth quarter. Fiscal 2015 consisted of 53 weeks, while fiscal 2014 and fiscal 2013 each consisted of 52 weeks.

Description of the Business

Domino’s is the second largest pizza restaurant chain in the world, with more than 12,500 locations in over 80 markets around the world. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Although we are a highly-recognized global brand, we focus on serving the local neighborhoods in which we live and do business through our large network of franchise owners and Company-owned stores. On average, we sell more than 1.5 million pizzas each day throughout our global system.

Our business model is straightforward: we handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technology innovations. Our dough is generally made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties to its franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s brand marks. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling ingredients and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

Our business model can yield strong returns for our franchise owners and Company-owned stores. It can also yield significant cash flow to us, through a consistent franchise royalty payment and supply chain revenue stream, with moderate capital expenditures. We have historically returned cash to shareholders through dividend payments and share buybacks since becoming a publicly-traded company.

Fiscal 2015 Highlights

•	Global retail sales (which are total retail sales at Company-owned and franchised stores worldwide) increased 11.1% as compared to 2014.

•	Same store sales increased 12.0% in our domestic stores and, when excluding the impact of foreign currency exchange rates, increased 7.8% in our international stores.

•	Our revenues increased 11.2%.

•	Our income from operations increased 17.4%.

•	Our net income increased 18.6%.

•	The inclusion of the 53rd week in 2015 positively impacted our results.

During 2015, we continued our rapid global expansion with the opening of 901 net new stores. Our international segment led the way with a record 768 net new store openings.

We continued our focus on growing online ordering and the digital customer experience as we introduced several innovative ordering platforms including Samsung Smart TV®, as well as Twitter and text message using a pizza emoji. Our emphasis on technology innovation helped us generate approximately 50% of U.S. sales from digital channels in 2015, as well as reach an estimated $4.7 billion in global digital sales. During the year, the Company also launched its “Piece of the Pie Rewards” loyalty program, which is meant to reward customers with a program that is simple to understand and easy to use. Upon signing up for the program, customers become rewards members and can earn points for online orders. When rewards members reach a certain amount of points, they can redeem their points for free pizza. Overall, we believe our focus in 2015 on global growth and technology will strengthen our brand in the future.

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

During 2014, we continued our rapid global expansion with the opening of 743 net new stores. Our international segment led the way with 662 net new store openings.

In 2014 we continued our focus on growing online ordering and the digital customer experience as we introduced “Dom,” a voice ordering application, and we also made the Domino’s Tracker® available on the Pebble smartwatch platform. Our emphasis on technology innovation helped us generate approximately 45% of U.S. sales from digital channels in 2014, as well as reach an estimated $3.6 billion in global digital sales.

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

Revenue recognition. We earn revenues through our network of domestic Company-owned and franchised stores, dough manufacturing and supply chain centers and international operations. Retail sales from franchise stores are reported to the Company by its franchisees and are not included in Company revenues. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchised stores are recognized as revenues when the items are delivered to or carried out by customers. Retail sales are generally reported and related royalties paid to the Company based on a percentage of retail sales, as specified in the related standard franchise agreement (generally 5.5% of domestic franchise retail sales and, on average, 3.1% of international franchise retail sales). Revenues from Company-owned stores and royalty revenues from franchised stores can fluctuate from time-to-time as a result of store count and sales level changes. This can occur when a Company-owned store is sold to a franchisee. If a Company-owned store that generated $500,000 in revenue in fiscal 2014 was sold to a franchisee in fiscal 2015, revenues from Company-owned stores would have declined by $500,000 in fiscal 2015, while franchise royalty revenues would have increased by only $27,500 in fiscal 2015, as we generally collect 5.5% of a domestic franchisee’s retail sales. Sales of food from our supply chain centers are recognized as revenues upon delivery of the food to franchisees, while sales of equipment and supplies are generally recognized as revenues upon shipment of the related products to franchisees.

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

We have not made any significant changes in the methodology used to project the future market cash flows of Company-owned stores during the years presented. Same store sales fluctuations and the rates at which operating costs will fluctuate in the future are key factors in evaluating recoverability of the related assets. If our same store sales significantly decline or if operating costs increase and we are unable to recover these costs, the carrying value of our Company-owned stores, by market, may be unrecoverable and we may be required to recognize an impairment charge. As discussed in Note 1 to our consolidated financial statements, the Company incurred an impairment charge related to its corporate airplane in the fourth quarter of 2014. Aside from this impairment charge, the Company did not record an impairment charge during fiscal 2014 or fiscal 2015.

A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment, specifically, our Company-owned stores division. We evaluate goodwill annually for impairment by comparing the fair value of the reporting unit (which is primarily determined using the present value of historical cash flows) to its carrying value. If the carrying value of the reporting unit exceeds the fair value, goodwill would be impaired. We have not made any significant changes in the methodology used to evaluate goodwill impairment during the years presented. At January 3, 2016, the fair value of our business operations with associated goodwill exceeded their recorded carrying value, including the related goodwill. If cash flows generated by our Company-owned stores were to decline significantly in the future or there were negative revisions to the market multiple assumption, we may be required to recognize a goodwill impairment charge. However, based on the latest impairment analysis, we do not believe it is reasonably likely that there could be changes in assumptions that would trigger impairment.

Insurance and legal matters. We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Legal judgments can be volatile and difficult to predict. Accordingly, if our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods. We had accruals for legal matters of approximately $1.9 million at January 3, 2016 and $4.3 million at December 28, 2014.

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

Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our self-insurance liability at January 3, 2016 would have affected our income before provision for income taxes by approximately $4.1 million for fiscal 2015. We had accruals for insurance matters of approximately $40.9 million at January 3, 2016 and $41.4 million at December 28, 2014.

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

Income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We measure deferred tax assets and liabilities using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes, related reserves and deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax assets will be realized. The Company had valuation allowances recorded for deferred tax assets of approximately $0.2 million as of January 3, 2016 and approximately $0.5 million as of December 28, 2014. Our accounting for deferred tax assets represents our best estimate of future events. Our net deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operations.

The amounts recorded on the balance sheet relating to uncertain tax positions consider the ultimate resolution of revenue agent reviews based on estimates and assumptions. We believe we have appropriately accounted for our uncertain tax positions; however, tax audits, changes in tax laws and other unforeseen matters may result in us owing additional taxes. We adjust our reserves for uncertain tax positions when facts and circumstances change or due to the passage of time. The completion of a tax audit or the expiration of a statute of limitations associated with uncertain tax positions are examples of situations when we may adjust our reserves. Management believes that our tax positions comply with applicable tax law and that we have adequately provided for these matters. However, to the extent the final tax outcome of these matters is different than our recorded amounts, we may be required to adjust our tax reserves resulting in additional income tax expense or benefit in future periods.

Same Store Sales Growth

	2015	2014	2013
Domestic Company-owned stores	12.2%	6.2%	3.9%
Domestic franchise stores	11.9%	7.7%	5.5%

Domestic stores	12.0%	7.5%	5.4%

International stores (excluding foreign currency impact)	7.8%	6.9%	6.2%

Store Growth Activity

	Domestic Company-owned Stores	Domestic Franchise	Total Domestic Stores	International Stores	Total
Store count at December 30, 2012	388	4,540	4,928	5,327	10,255

Openings	2	102	104	611	715
Closings	—	(46)	(46)	(38)	(84)

Store count at December 29, 2013	390	4,596	4,986	5,900	10,886

Openings	—	115	115	722	837
Closings	—	(34)	(34)	(60)	(94)
Transfers	(13)	13	—	—	—

Store count at December 28, 2014	377	4,690	5,067	6,562	11,629
Openings	12	148	160	867	1,027
Closings	(1)	(26)	(27)	(99)	(126)
Transfers	(4)	4	—	—	—

Store count at January 3, 2016	384	4,816	5,200	7,330	12,530

Income Statement Data

(dollars in millions)	2015		2014		2013
Domestic Company-owned stores	$396.9		$348.5		$337.4
Domestic franchise	272.8		230.2		212.4
Supply chain	1,383.2		1,262.5		1,118.9
International franchise	163.6		152.6		133.6

Total revenues	2,216.5	100.0%	1,993.8	100.0%	1,802.2	100.0%

Domestic Company-owned stores	299.3		267.4		256.6
Supply chain	1,234.1		1,131.7		996.7

Cost of sales	1,533.4	69.2%	1,399.1	70.2%	1,253.2	69.5%

Operating margin	683.1	30.8%	594.8	29.8%	549.0	30.5%
General and administrative	277.7	12.5%	249.4	12.5%	235.2	13.1%

Income from operations	405.4	18.3%	345.4	17.3%	313.8	17.4%
Interest expense, net	(99.2)	(4.5)%	(86.7)	(4.3)%	(88.7)	(4.9)%

Income before provision for income taxes	306.2	13.8%	258.6	13.0%	225.1	12.5%
Provision for income taxes	113.4	5.1%	96.0	4.8%	82.1	4.6%

Net income	$192.8	8.7%	$162.6	8.2%	$143.0	7.9%

2015 compared to 2014

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

Consolidated revenues increased $222.7 million or 11.2% in 2015. The increase was due primarily to higher supply chain food volumes as well as increased sales of equipment to stores in connection with our store reimaging program. Higher Company-owned store, domestic franchise and international franchise revenues resulting from same store sales and store count growth also contributed to the rise in revenue. The inclusion of the 53rd week in 2015 also positively impacted revenues by an estimated $49.7 million. These increases were offset in part by the negative impact of changes in foreign currency exchange rates on international franchise royalties and international supply chain revenues, as well as lower cheese and other commodity prices. These changes in revenues are more fully described below.

Domestic stores. Revenues from domestic stores are primarily comprised of retail sales from domestic Company-owned store operations as well as royalties from retail sales and other fees from domestic franchised stores, as summarized in the following table.

	2015		2014
Domestic Company-owned stores	$396.9	59.3%	$348.5	60.2%
Domestic franchise	272.8	40.7%	230.2	39.8%

Total domestic stores revenues	$669.7	100.0%	$578.7	100.0%

Higher franchise same store sales, store count growth and higher domestic Company-owned same store sales drove an increase in overall domestic store revenues of $91.0 million or 15.7%. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations increased $48.4 million or 13.9% in 2015. This increase was due to a 12.2% increase in same store sales as compared to 2014, as well as an estimated $9.1 million impact of the 53rd week, offset in part by the sale of 14 Company-owned stores to a franchisee that occurred in the first quarter of 2014.

Domestic franchise. Revenues from domestic franchise operations increased $42.6 million or 18.5% in 2015. The increase was driven by an 11.9% increase in same store sales as compared to 2014, as well as an estimated $6.1 million impact of the 53rd week, and an increase in the average number of domestic franchised stores open during 2015. Revenues further benefited from fees paid by franchisees to reimburse us for expenses we incurred for our internally developed online ordering platform.

Supply chain. Revenues from supply chain operations are primarily comprised of sales of food, equipment and supplies from our supply chain centers to substantially all of our domestic franchised stores and certain international franchised stores, as summarized in the following table.

	2015		2014
Domestic supply chain	$1,256.5	90.8%	$1,141.1	90.4%
International supply chain	126.6	9.2%	121.4	9.6%

Total supply chain	$1,383.2	100.0%	$1,262.5	100.0%

Domestic supply chain. Domestic supply chain revenues increased $115.4 million or 10.1% in 2015. These increases were primarily attributable to higher volumes from increased order counts at the store level and increases in sales of equipment in connection with our store reimaging program, as well as an estimated $27.8 million impact of the 53rd week. They were partially offset by lower cheese and other commodity prices. We estimate that the lower cheese block price (passed through directly in domestic supply chain pricing to franchisees) resulted in an approximate $45.3 million decrease in domestic supply chain revenues during 2015.

International supply chain. Revenues from international supply chain operations increased $5.2 million or 4.3% in 2015. This increase resulted primarily from higher volumes in 2015 and an estimated $2.6 million impact of the 53rd week, and were offset in part by the negative impact of foreign currency exchange rates of approximately $16.4 million in 2015.

International franchise. International franchise revenues primarily consist of royalties from retail sales and other fees from our international franchise stores. Revenues from international franchise operations increased $11.0 million or 7.2% in 2015. This increase was due to an increase in the average number of international stores open during 2015, higher same store sales and an estimated $4.1 million impact of the 53rd week, and was offset in part by the negative impact of changes in foreign currency exchange rates of approximately $19.9 million in 2015. Excluding the impact of foreign currency exchange rates, same store sales increased 7.8% in 2015 compared to 2014. When the impact of foreign currency exchange rates is included, same store sales decreased 4.4% in 2015 compared to 2014. This variance was caused by a generally stronger U.S. dollar when compared to the currencies in the international markets in which we compete.

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

	2015		2014
Consolidated revenues	$2,216.5	100.0%	$1,993.8	100.0%
Consolidated cost of sales	1,533.4	69.2%	1,399.1	70.2%

Consolidated operating margin	$683.1	30.8%	$594.8	29.8%

The $88.3 million or 14.9% increase in consolidated operating margin was due primarily to higher domestic and international franchise revenues and higher supply chain margins, as well as an estimated $16.6 million impact of the 53rd week. Franchise revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, our consolidated operating margin increased 1.0 percentage points in 2015, due to higher supply chain and Company-owned stores operating margins as a percentage of their revenues, as well as a higher mix of franchise revenues. These changes are more fully described below.

Domestic Company-owned stores. The changes to domestic Company-owned store operating margin, which do not include other store-level costs such as royalties and advertising, are summarized in the following table.

	2015		2014
Revenues	$396.9	100.0%	$348.5	100.0%
Cost of sales	299.3	75.4%	267.4	76.7%

Store operating margin	$97.6	24.6%	$81.1	23.3%

The $16.5 million or 20.4% increase in the domestic Company-owned store operating margin was due primarily to higher same store sales, a decrease in overall commodity prices, and an estimated $3.1 million impact of the 53rd week.

As a percentage of store revenues, the store operating margin increased 1.3 percentage points in 2015, as discussed in more detail below.

•	Food costs decreased 2.2 percentage points to 26.1% in 2015, due primarily to lower overall commodity prices. The cheese block price per pound averaged $1.62 in 2015 compared to $2.13 in 2014.

•	Occupancy costs, which include rent, telephone, utilities and depreciation, decreased 1.1 percentage points to 8.1% in 2015 due primarily to the positive impact of higher sales per store.

•	Labor and related costs increased 1.1 percentage points to 29.1% in 2015, due primarily to higher performance based compensation and overtime as a result of increased same store sales.

•	Insurance costs increased 1.3 percentage points to 4.0% in 2015, due primarily to a $4.3 million incremental insurance expense in the third quarter of 2015 related to updated actuarial estimates for our casualty insurance program.

Supply chain. The changes to the supply chain operating margin are summarized in the following table.

	2015		2014
Revenues	$1,383.2	100.0%	$1,262.5	100.0%
Cost of sales	1,234.1	89.2%	1,131.7	89.6%

Supply chain operating margin	$149.1	10.8%	$130.8	10.4%

The $18.3 million increase in the supply chain operating margin was due primarily to higher volumes from increased store order counts and an estimated $3.3 million impact of the 53rd week.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.4 percentage points in 2015 due to lower commodity prices and lower fuel costs. However, the operating margin was negatively impacted by incremental casualty and health insurance expense, including $1.4 million recorded in the third quarter of 2015 related to updated actuarial estimates for our casualty insurance program, as well as increased labor and delivery costs. Decreases in certain food prices have a positive effect on the supply chain operating margin percentage due to the fixed dollar margin earned by supply chain on certain food items. Changes in our U.S. cheese prices decreased both revenues and costs by $45.3 million in fiscal 2015. If our U.S. cheese prices for 2015 had been in effect during 2014, the supply chain operating margin as a percentage of supply chain revenues would have increased by 0.4 percentage points. However, the dollar margin would have been unaffected.

General and administrative expenses. General and administrative expenses increased $28.3 million or 11.3% in 2015. These increases were driven by continued investments in technological initiatives and labor (primarily in e-commerce, information technology and international operations) as well as higher volume-driven expenses resulting from improved operating performance and higher same store sales, including variable performance-based compensation, Company-owned store national advertising contributions and franchisee incentives. The non-recurring $1.7 million pre-tax gain recognized from the sale of 14 Company-owned stores during the first quarter of 2014 and an estimated $4.7 million impact of the inclusion of the 53rd week in 2015 also contributed to the increase for fiscal 2015. These increases were offset in part by the non-recurring $5.8 million impairment charge in 2014.

Interest income. Interest income increased slightly to $0.3 million in 2015.

Interest expense. Interest expense increased $12.6 million to $99.5 million in 2015. The increase was due primarily to approximately $7.3 million of expenses incurred in the fourth quarter of 2015 related to the 2015 Recapitalization, including a $6.9 million write-off of debt issuance costs and $0.4 million of interest expense that was incurred on the 2012 debt subsequent to the closing of the 2015 Recapitalization but prior to the repayment of the 2012 debt. Interest expense also increased due to a higher average debt balance, offset in part by a lower average interest rate.

Our cash borrowing rate decreased to 5.1% in fiscal 2015, from 5.3% in fiscal 2014. The decrease in the Company’s cash borrowing rate resulted from the lower interest rate on the new debt issued as part of the 2015 Recapitalization. Our average outstanding debt balance, excluding capital lease obligations, was approximately $1.68 billion in 2015 and approximately $1.52 billion in 2014. The increase in the average outstanding debt balance was due to the issuance of debt in connection with the 2015 Recapitalization.

Provision for income taxes. Provision for income taxes increased $17.4 million to $113.4 million in 2015, due primarily to higher pre-tax income. The Company’s effective income tax rate decreased slightly by 0.1 percentage points to 37.0% of pre-tax income in 2015.

2014 compared to 2013

(tabular amounts in millions, except percentages)

Revenues. Consolidated revenues increased $191.6 million or 10.6% in 2014. The increase was driven by higher supply chain revenues due to higher volumes from increased store order counts, higher commodity prices, and increased sales of equipment to stores in connection with our store reimaging program. Domestic store revenues rose due to an increase in same store sales and store count growth. In addition, higher international franchise same store sales and store count growth also increased consolidated revenues. These increases were offset in part by the negative impact on international revenues of changes in foreign currency exchange rates.

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

Supply chain. Supply chain revenues are summarized in the following table.

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

Liquidity and capital resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of January 3, 2016, we had working capital of $45.7 million, excluding restricted cash and cash equivalents of $180.9 million and including total unrestricted cash and cash equivalents of $133.4 million.

As of January 3, 2016, we had approximately $114.2 million of restricted cash held for future principal and interest payments, $40.0 million of cash held as collateral for outstanding letters of credit, and $26.7 million of restricted cash held in a three-month interest reserve as required by the related debt agreements, for a total of $180.9 million of restricted cash and cash equivalents.

The Company entered into a recapitalization transaction in 2015 (the “2015 Recapitalization”), in which certain of our subsidiaries, among other things, replaced $551 million of the outstanding Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the “2012 Fixed Rate Notes”) and its 2012 variable funding notes with new notes (the “2015 Fixed Rate Notes”) issued pursuant to an asset-backed securitization. The 2015 Fixed Rate Notes consist of $500 million of Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I (the “2015 Five-Year Notes”), $800 million Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Ten-Year Notes”) and $125.0 million of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “2015 Variable Funding Notes”). The 2012 Fixed Rate Notes and the 2015 Fixed Rate Notes are referred to collectively as the Fixed Rate Notes. Additional information related to the 2015 Recapitalization transaction is included in Note 4 to our consolidated financial statements.

The Fixed Rate Notes have original scheduled principal payments of $59.0 million in 2016, $38.6 million in each of 2017 and 2018, $878.5 million in 2019, $488.0 million in 2020, $8.0 million in each of 2021 through 2024 and $728.0 million in 2025. However, in accordance with our debt agreements, the payment of principal on the outstanding senior notes (i) shall be suspended if the leverage ratios are less than or equal to 4.5x total debt to EBITDA and there are no scheduled principal catch-up amounts outstanding; provided, that during any such suspension, principal payments will continue to accrue and are subject to catch-up upon failure to satisfy the leverage ratios, or (ii) on and after the payment in full of the 2012 Fixed Rate Notes, may be suspended if the leverage ratios are less than or equal to 5.0x total debt to EBITDA and no catch-up provisions are applicable. During the second quarter of 2014, we met the maximum leverage ratios of less than 4.5x, and, in accordance with our debt agreements, ceased debt amortization payments in the third quarter of 2014. The Company continued to meet the maximum leverage ratios of less than 4.5x in each of the quarters prior to the 2015 Recapitalization and accordingly, did not make previously scheduled debt amortization payments as permitted in the debt agreements. Subsequent to the 2015 Recapitalization, the Company’s leverage ratios exceeded 4.5x and, accordingly, the Company began making the scheduled amortization payments as well as the required catch-up payments.

The Fixed Rate Notes are subject to certain financial and non-financial covenants, including a debt service coverage calculation, as defined in the related agreements. In the event that certain covenants are not met, the Fixed Rate Notes may become due and payable on an accelerated schedule.

A portion of proceeds from the 2015 Recapitalization were used to make an optional prepayment of approximately $551 million in aggregate principal amount of the 2012 Fixed Rate Notes, at par, pay scheduled principal catch-up amounts on the 2012 Fixed Rate Notes, make an interest reserve deposit, pre-fund a portion of the principal and interest payable on the 2015 Fixed Rate Notes and pay transaction fees and expenses. In connection with the issuance of the 2015 Variable Funding Notes, the Company permanently reduced to zero the commitment to fund the 2012 variable funding note facility and the 2012 variable funding note facility was cancelled.

In connection with the 2012 Recapitalization, the Company recorded $39.9 million of debt issuance costs. In connection with the 2015 Recapitalization, the Company wrote-off approximately $6.9 million of these costs in connection with the extinguishment of $551 million of the 2012 Fixed Rate Notes. The remaining debt issuance costs related to the 2012 Recapitalization are being amortized into interest expense over the seven-year expected term of the 2012 Fixed Rate Notes. Additionally, in connection with the 2015 Recapitalization, the Company recorded $17.4 million of debt issuance costs, which are being amortized into interest expense over the five and ten-year expected terms of the 2015 Fixed Rate Notes.

During fiscal 2015 and in connection with the 2015 Recapitalization, the Company incurred approximately $8.1 million of net expenses. This consisted primarily of a $6.9 million net write-off of debt issuance costs. The Company also incurred approximately $0.4 million of interest expense on the 2012 Fixed Rate Notes subsequent to the closing of the 2015 Recapitalization but prior to the repayment of the 2012 Fixed Rate Notes, resulting in the payment of interest on both the 2012 and 2015 Fixed Rate Notes for a short period of time. Further, the Company incurred $0.9 million of other net 2015 Recapitalization-related general and administrative expenses, including legal and professional fees.

Our primary source of liquidity is cash flows from operations and availability of borrowings under our 2015 Variable Funding Notes. As of January 3, 2016, we had $46.2 million of outstanding letters of credit and $78.8 million of available borrowing capacity under our 2015 Variable Funding Notes. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. The Company has collateralized a portion of these letters of credit with $40.0 million of restricted cash to reduce its fees on the 2015 Variable Funding Notes, and has the ability to access this cash with minimal notice. Borrowings under the 2015 Variable Funding Notes are available to fund our working capital requirements, capital expenditures and, subject to other limitations, other general corporate purposes including dividend payments.

As part of the 2015 Recapitalization, on October 23, 2015, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $800 million of the Company’s common stock. This repurchase program replaced the remaining availability under the Company’s previously disclosed $200 million share repurchase program. On October 27, 2015, the Company entered into a $600 million ASR Agreement with a counterparty.

Pursuant to the terms of the ASR Agreement, on October 30, 2015, as part of its new $800 million share repurchase authorization, the Company used a portion of the proceeds from the 2015 Recapitalization to pay the counterparty $600 million in cash and received approximately 4.86 million shares of the Company’s common stock. At final settlement, the counterparty may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the counterparty, based generally on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR Agreement. The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreement may be accelerated, extended or terminated early by the counterparty and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the ASR Agreement is expected to be completed by the end of the first quarter of 2016, although the settlement may be accelerated at the counterparty’s option.

The Company’s open market share repurchase program has historically been funded by excess cash flows. The Company used cash of approximately $738.6 million in 2015 and $82.4 million in 2014 for share repurchases. The Company had approximately $200.0 million left under the $800.0 million authorization as of January 3, 2016. We expect to continue to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the 2015 Variable Funding Notes) availability under the 2015 Variable Funding Notes to, among other things, repurchase shares under the current authorized program.

In the past three years, we have invested between $40.4 million and $71.8 million annually in capital expenditures. In 2015, we invested $62.4 million in capital expenditures which primarily related to reimaging our existing Company-owned stores and investments in our supply chain centers and training facilities, our proprietary internally developed point-of-sale system (Domino’s PULSE), our digital ordering platform, our internal enterprise systems and other technology initiatives. We did not have any material commitments for capital expenditures as of January 3, 2016.

The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
(In millions)	January 3, 2016	December 28, 2014	December 29, 2013
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$291.8	$192.3	$194.0
Net cash used in investing activities	(109.3)	(57.4)	(99.7)
Net cash used in financing activities	(80.9)	(118.9)	(134.8)
Exchange rate changes	1.0	0.5	0.1

Change in cash and cash equivalents	$102.6	$16.5	$(40.4)

Operating Activities

Cash provided by operating activities was $291.8 million in fiscal 2015. Our cash provided by operating activities was mainly the result of net income of $192.8 million that was generated during 2015, which included non-cash amounts of $45.6 million. The changes in operating assets and liabilities also generated $53.4 million of cash inflows during 2015.

During fiscal 2014, cash provided by operating activities was $192.3 million, mainly the result of net income of $162.6 million generated during fiscal 2014, which included non-cash amounts of $29.7 million.

Cash provided by operating activities was $194.0 million in fiscal 2013. Our cash provided by operating activities was mainly the result of net income of $143.0 million that was generated during 2013, which included $39.5 million of non-cash amounts. The changes in operating assets and liabilities also generated $11.5 million of cash inflows during 2013.

We are focused on continually improving our net income and cash flow from operations, and management expects to continue to generate positive cash flows from operating activities for the foreseeable future.

Investing Activities

During fiscal 2015, cash used in investing activities was $109.3 million, which consisted primarily of $63.3 million of capital expenditures (driven by investments related to the reimaging our existing Company-owned stores and investments in our supply chain centers and training facilities, our proprietary internally developed point-of-sale system, our digital ordering platform, our internal enterprise systems and other technology initiatives), change in restricted cash of $60.0 million, and offset by proceeds from the sale of assets of $12.7 million.

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

Cash used in investing activities was $99.7 million in fiscal 2013. The main drivers of this change were the net change in restricted cash and cash equivalents of $65.4 million and $40.4 million of capital expenditures, offset by $4.5 million of proceeds from the sale of assets.

Financing Activities

During fiscal 2015, cash used in financing activities was $80.9 million. In fiscal 2015, we issued $1.3 billion of debt in connection with our 2015 Recapitalization, which was offset by the purchases of common stock of $738.6 million, repayments of long-term debt of $564 million (of which, $551 million was an optional prepayment on our 2012 Fixed Rate Notes using a portion of the proceeds received from the 2015 Recapitalization), funding dividend payments to our shareholders of $80.3 million, and cash paid for financing costs related to our 2015 Recapitalization of $17.4 million. The net tax impact of equity-based compensation of $10.3 million increased cash from financing activities in fiscal 2015.

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

During fiscal 2015, we experienced increases in both domestic and international same store sales and both our domestic and international businesses grew the number of stores. These factors have contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, our restricted cash amounts pledged as collateral for letters of credit, ongoing cash flows from operations and available borrowings under the 2015 Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business, pay dividends and repurchase our common stock. Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations, our current unrestricted cash and cash equivalents and amounts available under the 2015 Variable Funding Notes will be more than adequate to meet our anticipated debt service requirements, capital expenditures, dividend payments and working capital needs for the foreseeable future.

Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described in Item 1A. Risk Factors. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the 2015 Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the Fixed Rate Notes and to service, extend or refinance the 2015 Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2015, 2014 or 2013. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

New accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This guidance outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. ASU 2014-09 was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein. In August 2015 the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning or after December 15, 2017 while also providing for early adoption but not before the original effective date. The Company is currently assessing the impact on its consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02. ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. All legal entities are subject to reevaluation under the revised consolidation model. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company early-adopted ASU 2015-03 as of the end of its fiscal 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $27.9 million and $22.9 million of unamortized debt issuance costs related to the Company’s Fixed Rate Notes from other non-current assets to long-term debt within its consolidated balance sheets as of both January 3, 2016 and December 28, 2014, respectively (refer to Note 4 of the financial statements for additional detail). Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. As of January 3, 2016, the Company elected to early adopt the pronouncement on a prospective basis. Adoption of this amendment did not have a material impact on the Company’s financial position or results of operations, and prior periods were not retrospectively adjusted.

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Contractual obligations

The following is a summary of our significant contractual obligations at January 3, 2016.

(dollars in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt (1):
Principal	$59.0	$38.6	$38.6	$878.5	$488.0	$760.0	$2,262.7
Interest (2)	100.8	99.2	97.6	95.9	96.7	165.5	655.7
Capital leases (3)	0.8	0.8	0.8	0.8	0.8	6.0	10.2
Operating leases (4)	50.9	47.3	43.4	34.7	28.4	72.7	277.4

(1)	We have outstanding long-term secured notes with varying maturities. For additional information, see Note 4 of the Notes to Consolidated Financial Statements under “Part II – Item 8 – Financial Statements and Supplementary Data.”
(2)	Represents interest payments on our Fixed Rate Notes and 2015 Variable Funding Notes. The interest rate on the 2015 Variable Funding Notes will be payable at a per year rate equal to LIBOR plus 219 basis points.
(3)	The principal portion of the capital lease obligation amounts above, which totaled $6.0 million at January 3, 2016, are classified as debt in our consolidated financial statements. Total amount does not sum due to rounding.
(4)	We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center, which is our corporate headquarters, under leases with expiration dates through 2027.

Liabilities for unrecognized tax benefits of $2.1 million are excluded from the above table, as we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on unrecognized tax benefits see Note 6 to the consolidated financial statements included in this Form 10-K.

Off-balance sheet arrangements

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit as of January 3, 2016 were approximately $46.2 million and relate to our insurance programs and supply chain center leases. The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $1.8 million as of January 3, 2016. We believe that none of these arrangements has or is likely to have a material effect on our results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K includes various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “potential,” “outlook” and similar terms and phrases, including references to assumptions, are forward-looking statements. These forward-looking statements address various matters including information concerning future results of operations and business strategy, and statements about our ability to complete our “Pizza Theater” store redesign, the expected demand for future pizza delivery, our expectation that we will meet the terms of our agreement with our third-party supplier of pizza cheese, our belief that alternative third-party suppliers are available for our key ingredients in the event we are required to replace any of our supply partners, our intention to continue to enhance and grow online ordering, digital marketing and technological capabilities, our expectation that there will be no material capital expenditures for environmental control facilities, our plans to expand international operations in many of the markets where we currently operate and in selected new markets, our expectation that the contribution rate for advertising fees payable to DNAF will remain in place for the foreseeable future, our expectation that we will not make previously scheduled amortization payments as permitted under our debt agreements and our expectation that we will use our unrestricted cash and cash equivalents, restricted cash amounts pledged as collateral for letters of credit, ongoing cash flows from operations and available borrowings under the 2015 Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business, pay dividends and repurchase our common stock.

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

Actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

•	our substantial increased indebtedness as a result of the 2012 Recapitalization and the 2015 Recapitalization and our ability to incur additional indebtedness or refinance that indebtedness in the future;

•	our future financial performance;

•	the success of our marketing initiatives;

•	our future cash needs;

•	our ability to maintain good relationships with our franchisees;

•	our ability to successfully implement cost-saving strategies;

•	increases in our operating costs, including cheese, fuel and other commodity costs and the minimum wage;

•	our ability to compete domestically and internationally in our intensely competitive industry;

•	additional risk precipitated by international operations;

•	our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel;

•	our ability to pay principal and interest on our substantial debt;

•	our ability to find and/or retain suitable real estate for our stores and supply chain centers;

•	adverse legislation, regulation or publicity;

•	adverse legal judgments or settlements;

•	food-borne illness or contamination of products;

•	data breaches or other cyber risks;

•	the effect of war, terrorism or catastrophic events;

•	our ability to pay dividends;

•	changes in consumer taste, demographic trends and traffic patterns; and

•	adequacy of insurance coverage.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the 2015 Recapitalization, we issued fixed rate notes and, at January 3, 2016, we are only exposed to interest rate risk on borrowings under our 2015 Variable Funding Notes. As of January 3, 2016, we had no outstanding borrowings under our 2015 Variable Funding Notes. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

Historically, we have entered into interest rate swaps from time to time, collars or similar instruments with the objective of managing volatility relating to our borrowing costs. We had no outstanding derivative instruments as of January 3, 2016 or December 28, 2014.

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 7.4% of our total revenues in 2015, 7.7% of our total revenues in 2014 and 7.4% of our total revenues in 2013 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $15.6 million in 2015.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Domino’s Pizza, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Domino’s Pizza, Inc. and its subsidiaries at January 3, 2016 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9(A). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of debt issuance costs and deferred tax assets and liabilities.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 25, 2016

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 3, 2016	December 28, 2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,449	$30,855
Restricted cash and cash equivalents	180,940	120,954
Accounts receivable, net of reserves of $2,662 in 2015 and $3,361 in 2014	131,582	118,395
Inventories	36,861	37,944
Prepaid expenses and other	20,646	32,569
Advertising fund assets, restricted	99,159	72,055
Deferred income taxes	—	9,857
Asset held-for-sale	—	5,732

Total current assets	602,637	428,361

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	29,064	25,859
Leasehold and other improvements	111,071	99,804
Equipment	186,405	178,378
Construction in progress	9,633	6,179

	336,173	310,220
Accumulated depreciation and amortization	(204,283)	(196,174)

Property, plant and equipment, net	131,890	114,046

OTHER ASSETS:
Investments in marketable securities, restricted	6,054	4,586
Goodwill	16,097	16,297
Capitalized software, net of accumulated amortization of $61,330 in 2015 and $54,552 in 2014	28,505	20,562
Other assets, net of accumulated amortization of $776 in 2015 and $776 in 2014	8,797	10,006
Deferred income taxes	5,865	2,475

Total other assets	65,318	53,926

Total assets	$799,845	$596,333

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

	January 3, 2016	December 28, 2014
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$59,333	$565
Accounts payable	106,927	86,552
Accrued compensation	32,999	23,618
Accrued interest	20,459	14,008
Insurance reserves	17,597	14,465
Dividends payable	557	14,351
Advertising fund liabilities	99,159	72,055
Other accrued liabilities	38,952	39,994

Total current liabilities	375,983	265,608

LONG-TERM LIABILITIES:
Long-term debt, less current portion	2,181,460	1,500,599
Insurance reserves	23,314	26,951
Deferred income taxes	—	5,588
Other accrued liabilities	19,339	17,052

Total long-term liabilities	2,224,113	1,550,190

Total liabilities	2,600,096	1,815,798

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 49,838,221 in 2015 and 55,553,149 in 2014 issued and outstanding	498	556
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	6,942	29,561
Retained deficit	(1,804,143)	(1,246,921)
Accumulated other comprehensive loss	(3,548)	(2,661)

Total stockholders’ deficit	(1,800,251)	(1,219,465)

Total liabilities and stockholders’ deficit	$799,845	$596,333

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013

REVENUES:
Domestic Company-owned stores	$396,916	$348,497	$337,414
Domestic franchise	272,808	230,192	212,369
Supply chain	1,383,161	1,262,523	1,118,873
International franchise	163,643	152,621	133,567

Total revenues	2,216,528	1,993,833	1,802,223

COST OF SALES:
Domestic Company-owned stores	299,294	267,385	256,596
Supply chain	1,234,103	1,131,682	996,653

Total cost of sales	1,533,397	1,399,067	1,253,249

OPERATING MARGIN	683,131	594,766	548,974

GENERAL AND ADMINISTRATIVE	277,692	249,405	235,163

INCOME FROM OPERATIONS	405,439	345,361	313,811

INTEREST INCOME	313	143	160

INTEREST EXPENSE	(99,537)	(86,881)	(88,872)

INCOME BEFORE PROVISION FOR INCOME TAXES	306,215	258,623	225,099

PROVISION FOR INCOME TAXES	113,426	96,036	82,114

NET INCOME	$192,789	$162,587	$142,985

EARNINGS PER SHARE:

Common Stock – basic	$3.58	$2.96	$2.58
Common Stock – diluted	$3.47	$2.86	$2.48

DIVIDENDS DECLARED PER SHARE	$1.24	$1.00	$0.80

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013

NET INCOME	$192,789	$162,587	$142,985

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:

Currency translation adjustment	(2,076)	(1,468)	432

	(2,076)	(1,468)	432

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS):

Currency translation adjustment	1,189	791	(30)

	1,189	791	(30)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(887)	(677)	402

COMPREHENSIVE INCOME	$191,902	$161,910	$143,387

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount

BALANCE AT DECEMBER 30, 2012	56,313,249	$563	$1,664	$(1,335,364)	$(2,386)

Net income	—	—	—	142,985	—
Common stock dividends and equivalents	—	—	—	(44,190)	—
Issuance of common stock, net	330,656	3	—	—	—
Tax payments for restricted stock upon vesting	(137,262)	(1)	(8,030)	—	—
Purchase of common stock	(1,666,435)	(16)	(44,240)	(52,876)	—
Exercise of stock options	928,464	9	9,442	—	—
Tax impact from equity-based compensation	—	—	19,498	—	—
Non-cash compensation expense	—	—	21,987	—	—
Other	—	—	348	—	—
Currency translation adjustment, net of tax	—	—	—	—	402

BALANCE AT DECEMBER 29, 2013	55,768,672	558	669	(1,289,445)	(1,984)

Net income	—	—	—	162,587	—
Common stock dividends and equivalents	—	—	—	(55,300)	—
Issuance of common stock, net	102,169	1	—	—	—
Tax payments for restricted stock upon vesting	(105,101)	(1)	(7,926)	—	—
Purchase of common stock	(1,151,931)	(12)	(17,632)	(64,763)	—
Exercise of stock options	939,340	10	9,018	—	—
Tax impact from equity-based compensation	—	—	27,583	—	—
Non-cash compensation expense	—	—	17,587	—	—
Other	—	—	262	—	—
Currency translation adjustment, net of tax	—	—	—	—	(677)

BALANCE AT DECEMBER 28, 2014	55,553,149	556	29,561	(1,246,921)	(2,661)

Net income	—	—	—	192,789	—
Common stock dividends and equivalents	—	—	—	(66,524)	—
Issuance of common stock, net	78,891	1	—	—	—
Tax payments for restricted stock upon vesting	(69,334)	(1)	(7,430)	—	—
Purchase of common stock	(6,152,918)	(62)	(55,008)	(683,487)	—
Exercise of stock options	428,433	4	4,810	—	—
Tax impact from equity-based compensation	—	—	17,775	—	—
Non-cash compensation expense	—	—	17,623	—	—
Other	—	—	(389)	—	—
Currency translation adjustment, net of tax	—	—	—	—	(887)

BALANCE AT JANUARY 3, 2016	49,838,221	$498	$6,942	$(1,804,143)	$(3,548)

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192,789	$162,587	$142,985
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	32,434	35,788	25,783
(Gains) losses on sale/disposal of assets	316	(1,107)	367
Benefit for losses on accounts and notes receivable	(1,084)	(570)	(1,257)
Provision (benefit) for deferred income taxes	1,713	(132)	6,055
Amortization of debt issuance costs	12,393	5,746	6,094
Non-cash compensation expense	17,623	17,587	21,987
Tax impact from equity-based compensation	(17,775)	(27,583)	(19,498)
Changes in operating assets and liabilities-
Increase in accounts receivable	(13,678)	(12,710)	(11,001)
Increase in inventories, prepaid expenses and other	(2,262)	(11,827)	(242)
Increase in accounts payable and accrued liabilities	69,032	22,776	21,867
Increase in insurance reserves	285	1,784	849

Net cash provided by operating activities	291,786	192,339	193,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(63,282)	(70,093)	(40,387)
Proceeds from sale of assets	12,724	9,160	4,518
Change in restricted cash	(59,986)	4,499	(65,438)
Other	1,252	(1,009)	1,574

Net cash used in investing activities	(109,292)	(57,443)	(99,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,305,000	—	—
Repayments of long-term debt and capital lease obligations	(564,403)	(12,332)	(24,349)
Proceeds from exercise of stock options	4,814	9,028	9,451
Tax impact from equity-based compensation	17,775	27,583	19,498
Purchases of common stock	(738,557)	(82,407)	(97,132)
Tax payments for restricted stock upon vesting	(7,431)	(7,927)	(8,031)
Payments of common stock dividends and equivalents	(80,329)	(52,843)	(34,241)
Cash paid for financing costs	(17,367)	—	—
Other	(438)	—	—

Net cash used in financing activities	(80,936)	(118,898)	(134,804)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,036	474	118

CHANGE IN CASH AND CASH EQUIVALENTS	102,594	16,472	(40,430)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	30,855	14,383	54,813

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$133,449	$30,855	$14,383

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2015 fiscal year ended on January 3, 2016, the 2014 fiscal year ended on December 28, 2014 and the 2013 fiscal year ended on December 29, 2013. The 2015 fiscal year consisted of fifty-three weeks, and the 2014 and 2013 fiscal years each consisted of fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash and Cash Equivalents

Restricted cash at January 3, 2016 includes $114.2 million of cash held for future principal and interest payments, $26.7 million of cash held in a three month interest reserve, and $40.0 million of cash held as collateral for outstanding letters of credit.

Restricted cash at December 28, 2014 included $56.2 million of cash held for future principal and interest payments, $20.8 million of cash held in a three month interest reserve, $43.9 million of cash held as collateral for outstanding letters of credit and $0.1 million of other restricted cash.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventories at January 3, 2016 and December 28, 2014 are comprised of the following (in thousands):

	2015	2014
Food	$30,167	$31,627
Equipment and supplies	6,694	6,317

Inventories	$36,861	$37,944

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, notes receivable, as well as covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions. As of January 3, 2016 and December 28, 2014, all intangible assets were fully amortized.

Asset Held-for-Sale

During the third quarter of 2014, the Company’s Board of Directors approved the sale of the existing corporate airplane, which the Company began actively marketing in the fourth quarter of 2014. As a result of these actions, the Company met held-for-sale criteria and classified the asset as held for sale at December 28, 2014. In the first quarter of 2015, the Company sold the asset for approximately $5.7 million.

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

Included in land and buildings as of January 3, 2016 and December 28, 2014 are capital lease assets of approximately $5.1 million and $1.5 million, which are net of $5.4 million and $5.9 million of accumulated amortization, respectively, primarily related to the lease of a supply chain center building, and to a lesser extent, leases of computer equipment. The capital lease assets are being amortized using the straight-line method over the respective lease terms.

Depreciation and amortization expense on property, plant and equipment was approximately $24.1 million, $28.4 million and $20.5 million in 2015, 2014 and 2013, respectively.

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

During the fourth quarter of 2014, in connection with meeting held-for-sale criteria for its corporate airplane, the Company recorded $5.8 million of pre-tax expense to reduce the asset to its fair value less cost to sell. This impairment loss was recorded in general and administrative expenses on the consolidated statements of income. Aside from the impairment loss on the corporate airplane in 2014, the Company did not record an impairment loss on long-lived assets in 2015, 2014 or 2013.

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

Debt Issuance Costs

Debt issuance costs primarily include the expenses incurred by the Company as part of the 2012 and 2015 Recapitalizations (Note 4). Amortization is provided on a straight-line basis (which is materially consistent with the effective interest method) over the expected term of the respective debt instrument to which the costs relate and is included in interest expense.

In connection with the 2012 Recapitalization, the Company recorded $39.9 million of debt issuance costs. In connection with the 2015 Recapitalization, the Company wrote-off approximately $6.9 million of these costs in connection with the extinguishment of $551 million of the 2012 Fixed Rate Notes. The remaining debt issuance costs related to the 2012 Recapitalization are being amortized into interest expense over the seven-year expected term of the 2012 Fixed Rate Notes. Additionally, in connection with the 2015 Recapitalization, the Company recorded $17.4 million of debt issuance costs, which are being amortized into interest expense over the five and ten-year expected terms of the 2015 Fixed Rate Notes.

In connection with the aforementioned write-off of debt issuance costs and scheduled principal payments of its Fixed Rate Notes (Note 4), the Company expensed debt issuance costs of approximately $6.9 million, $0.2 million and $0.5 million in 2015, 2014 and 2013, respectively. Debt issuance cost expense, including the aforementioned amounts, was approximately $12.4 million, $5.7 million and $6.1 million in 2015, 2014 and 2013, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2015, 2014 or 2013.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software, which range from one to three years. Capitalized software amortization expense was approximately $8.3 million, $7.3 million and $5.0 million in 2015, 2014 and 2013, respectively. The Company received $3.9 million, $3.4 million and $3.0 million from franchisees from sales and enhancements of internally developed point-of-sale software during 2015, 2014 and 2013, respectively.

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

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for sales, property and other taxes, legal reserves, store operating expenses, deferred rent expense and deferred compensation liabilities.

Foreign Currency Translation

The Company’s foreign entities use their local currency as the functional currency. For these entities, the Company translates net assets into U.S. dollars at year end exchange rates, while income and expense accounts are translated at average annual exchange rates. Currency translation adjustments are included in accumulated other comprehensive income (loss) and foreign currency transaction gains and losses are included in determining net income.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with domestic and Canadian stores that purchase all of their food from Supply Chain (Note 11). These profit-sharing arrangements generally offer Company-owned stores and participating franchisees with 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of their regional supply chain center’s pre-tax profits based upon each store’s purchases from the supply chain center. Profit-sharing obligations are recorded as a revenue reduction in Supply Chain in the same period as the related revenues and costs are recorded, and were $85.8 million, $75.7 million and $73.9 million in 2015, 2014 and 2013, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $32.0 million, $29.0 million and $29.6 million during 2015, 2014 and 2013, respectively.

Domestic Stores (Note 11) are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund Inc. (“DNAF”), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities in the United States. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $23.2 million, $20.9 million and $20.1 million in 2015, 2014 and 2013, respectively. DNAF also received national advertising contributions from franchisees of approximately $247.0 million, $217.7 million and $199.4 million during 2015, 2014 and 2013, respectively. Franchisee contributions to DNAF and offsetting disbursements are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza® brand. Accordingly, all assets held by the DNAF are considered restricted.

Rent

The Company leases certain equipment, vehicles, retail store and supply chain center locations and its corporate headquarters under operating leases with expiration dates through 2027. Rent expenses totaled approximately $46.1 million, $43.0 million and $40.2 million during 2015, 2014 and 2013, respectively.

Common Stock Dividends

During 2015, the Company declared dividends of approximately $66.5 million, or $1.24 per share, which were paid in 2015. The third quarter 2015 dividend of approximately $15.3 million was paid to shareholders on December 30, 2015, which is also included in fiscal 2015.

During 2014, the Company declared dividends of approximately $55.3 million, or $1.00 per share, of which approximately $41.7 million were paid in 2014. The third quarter 2014 dividend of approximately $13.8 million was paid to shareholders on December 30, 2014, which was included in fiscal 2015.

During 2013, the Company declared dividends of approximately $44.2 million, or $0.80 per share, of which approximately $34.2 million were paid in 2013. The third quarter 2013 dividend of approximately $11.1 million was paid to shareholders on December 30, 2013, which was included in fiscal 2014.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Derivative Instruments

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company had no outstanding derivative instruments as of January 3, 2016 and December 28, 2014.

Stock Options and Other Equity-Based Compensation Arrangements

The cost of all of the Company’s stock options, as well as other equity-based compensation arrangements, is reflected in the financial statements based on the estimated fair value of the awards.

Earnings Per Share

The Company discloses two calculations of earnings per share (“EPS”): basic EPS and diluted EPS. The numerator in calculating common stock basic and diluted EPS is consolidated net income. The denominator in calculating common stock basic EPS is the weighted average shares outstanding. The denominator in calculating common stock diluted EPS includes the additional dilutive effect of outstanding stock options and unvested restricted stock grants and unvested performance-based restricted stock grants.

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $80.8 million, $81.1 million and $82.9 million during 2015, 2014 and 2013, respectively. Cash paid for income taxes was approximately $80.1 million, $76.5 million and $62.8 million in 2015, 2014 and 2013, respectively.

The Company had $0.8 million and $1.7 million of non-cash investing activities related to accruals for capital expenditures in 2015 and 2014, respectively. The Company also had non-cash financing activities related to capital assets and liabilities in 2015. Specifically, the Company recorded $3.4 million for the renewal of a capital lease of a supply chain center building in the first quarter of 2015, and recorded $0.6 million as a result of entering into a capital lease for a corporate store in the third quarter of 2015.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This guidance outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. ASU 2014-09 was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein. In August 2015 the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning or after December 15, 2017 while also providing for early adoption but not before the original effective date. The Company is currently assessing the impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. All legal entities are subject to reevaluation under the revised consolidation model. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company early-adopted ASU 2015-03 as of the end of fiscal 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $27.9 million and $22.9 million of unamortized debt issuance costs related to the Company’s Fixed Rate Notes from other non-current assets to long-term debt within its consolidated balance sheets as of both January 3, 2016 and December 28, 2014, respectively (refer to Note 4 of the financial statements for additional detail). Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. During the fourth quarter of fiscal 2015, the Company elected to early adopt the pronouncement on a prospective basis. Adoption of this amendment did not have a material impact on the Company’s financial position or results of operations, and prior periods were not retrospectively adjusted.

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

(2)	EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2015	2014	2013
Net income available to common stockholders – basic and diluted	$192,789	$162,587	$142,985

Weighted average number of common shares	53,828,609	54,918,471	55,345,554

Earnings per common share – basic	$3.58	$2.96	$2.58

Diluted weighted average number of common shares	55,532,955	56,931,226	57,720,998

Earnings per common share – diluted	$3.47	$2.86	$2.48

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The denominator in calculating the common stock diluted EPS does not include 188,080 stock options in 2015, 222,060 stock options in 2014 and 152,340 stock options in 2013, as their inclusion would be anti-dilutive.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following table summarizes the carrying amounts and fair values of certain assets at January 3, 2016:

	At January 3, 2016
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$108,766	$108,766	$—	$—
Restricted cash equivalents	128,554	128,554	—	—
Investments in marketable securities	6,054	6,054	—	—

The following table summarizes the carrying amounts and fair values of certain assets at December 28, 2014:

	At December 28, 2014
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$16,290	$16,290	$—	$—
Restricted cash equivalents	93,121	93,121	—	—
Investments in marketable securities	4,586	4,586	—	—

(4)	RECAPITALIZATIONS AND FINANCING ARRANGEMENTS

On October 21, 2015, the Company completed a recapitalization transaction (the “2015 Recapitalization”) by issuing $1.3 billion aggregate principal amount of fixed rate notes consisting of $500 million Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I (the “2015 Five-Year Notes”) and $800 million Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Ten-Year Notes” and, together with the 2015 Five-Year Notes, the “2015 Fixed Rate Notes”). Concurrently, the Company also issued a revolving financing facility which allows for advances of up to $125 million of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “2015 Variable Funding Notes”) and issuances of letters of credit. The 2015 Variable Funding Notes were undrawn upon issuance. Gross proceeds from the issuance of the 2015 Fixed Rate Notes were $1.3 billion. The 2015 Fixed Rate Notes and the 2015 Variable Funding Notes are referred to collectively as the “2015 Notes.”

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s previous refinancing transaction occurred in April 2012 (the “2012 Recapitalization”), with the issuance of $1.575 billion of Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the “2012 Fixed Rate Notes”) and a revolving financing facility that allowed for advances of up to $100 million of Series 2012-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2012 Variable Funding Notes”). The 2012 Fixed Rate Notes and the 2012 Variable Funding Notes are referred to collectively as the “2012 Notes.” The 2012 Fixed Rate Notes and the 2015 Fixed Rate Notes are referred to collectively as the “Fixed Rate Notes”. The 2012 Notes and the 2015 Notes are referred to collectively as the “Notes.”

A portion of proceeds from the 2015 Recapitalization were used to make an optional prepayment of approximately $551 million in aggregate principal amount of the 2012 Fixed Rate Notes, at par, pay scheduled principal catch-up amounts on the 2012 Fixed Rate Notes, make an interest reserve deposit, pre-fund a portion of the principal and interest payable on the 2015 Fixed Rate Notes and pay transaction fees and expenses. In connection with the issuance and sale of the 2015 Variable Funding Notes, the Company permanently reduced to zero the commitment to fund the 2012 Variable Funding Notes and the 2012 Variable Funding Notes were cancelled.

Additionally, as part of the 2015 Recapitalization, on October 23, 2015, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $800 million of the Company’s common stock. This repurchase program replaced the remaining availability under the Company’s previously disclosed $200 million share repurchase program. On October 27, 2015, the Company entered into a $600 million accelerated share repurchase agreement (the “ASR Agreement”) with a counterparty. Pursuant to the terms of the ASR Agreement, on October 30, 2015, as part of its new $800 million share repurchase authorization, the Company used a portion of the proceeds from the 2015 Recapitalization to pay the counterparty $600 million in cash and received 4,858,994 shares of the Company’s common stock. At final settlement, the counterparty may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the counterparty, based generally on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR Agreement. The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreement may be accelerated, extended or terminated early by the counterparty and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the ASR Agreement is expected to be completed by the end of the first quarter of 2016, although the settlement may be accelerated at the counterparty’s option.

2015 Fixed Rate Notes

The 2015 Fixed Rate Notes have scheduled principal payments of $13.0 million in each of 2016, 2017, 2018, and 2019, $488.0 million in 2020, $8.0 million in each of 2021, 2022, 2023, and 2024, and $728.0 million in 2025.

The legal final maturity date of the 2015 Fixed Rate Notes is in October of 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2015 Five-Year Notes will be repaid on or prior to the anticipated repayment date occurring in October of 2020 and the 2015 Ten-Year Notes will be repaid on or prior to the anticipated repayment date occurring in October of 2025. If the Company has not repaid or refinanced the 2015 Fixed Rate Notes prior to the applicable anticipated repayment date, additional interest will accrue of at least 5% per annum, as defined in the related agreements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2015 Variable Funding Notes

The 2015 Variable Funding Notes allow for advances of up to $125 million and issuance of letters of credit. Interest on the 2015 Variable Funding Notes will be payable at a per year rate equal to LIBOR plus 219 basis points. The 2015 Variable Funding Notes were undrawn at closing. The unused portion of the 2015 Variable Funding Notes is subject to a commitment fee ranging from 50 to 100 basis points depending on utilization. It is anticipated that any amounts outstanding on the 2015 Variable Funding Notes will be repaid in full on or prior to October 2020, subject to two additional one-year extensions at the option of the Company, subject to certain conditions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the 2015 Variable Funding Notes equal to 5% per annum. At January 3, 2016, there were $46.2 million of letters of credit and $78.8 million of borrowing capacity under the $125 million 2015 Variable Funding Notes.

2012 Fixed Rate Notes

Subsequent to the Company’s optional prepayment of approximately $551 million in aggregate principal amount of the 2012 Fixed Rate Notes in connection with the 2015 Recapitalization, the 2012 Fixed Rate Notes have remaining scheduled principal payments of $46.1 million in 2016, $25.6 million in each of 2017 and 2018, and $865.4 million in 2019. During fiscal 2015, the Company made principal payments of approximately $7.9 million in addition to the aforementioned $551 million optional prepayment of the 2012 Fixed Rate Notes. The expected repayment date for the 2012 Fixed Rate Notes is January 2019, with legal final maturity in January 2042.

2012 Variable Funding Notes

In connection with the 2015 Recapitalization, the 2012 Variable Funding Notes were cancelled. The 2012 Variable Funding Notes allowed for the issuance of up to $100.0 million of financing and certain other credit instruments, including letters of credit in support of various obligations of the Company.

Guarantees and Covenants of the Notes

The Notes are guaranteed by four subsidiaries of DPLLC and secured by a security interest in substantially all of the assets of the Company, including royalty and certain other income from all domestic and international stores, domestic supply chain income and intellectual property. The restrictions placed on the Company’s subsidiaries require that the Company’s principal and interest obligations have first priority and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly interest amounts due. The amount of weekly cash flow that exceeds the required weekly interest reserve is generally remitted to the Company in the form of a dividend. However, once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries.

The Fixed Rate Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the related agreements. The covenants, among other things, may limit the ability of certain of our subsidiaries to declare dividends, make loans or advances or enter into transactions with affiliates. In the event that certain covenants are not met, the Fixed Rate Notes may become partially or fully due and payable on an accelerated schedule. In addition, the Company may voluntarily prepay, in part or in full, the Fixed Rate Notes at any time, subject to certain make-whole interest obligations. All make-whole interest obligations on the 2015 Five-Year Notes cease after April 2018. The 2015 Ten-Year Notes are callable at 101% in 2018, subject to certain conditions as defined in the related debt agreements, and all make-whole interest obligations on the 2015 Ten-Year Notes cease after October 2022. All make-whole interest obligations on the 2012 Fixed Rate Notes cease after July 2017.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

While the Fixed Rate Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. The payment of principal of the Fixed Rate Notes (i) shall be suspended if the leverage ratios for the Company are less than or equal to 4.5x total debt to EBITDA and there are no scheduled principal catch-up amounts outstanding; provided, that during any such suspension, principal payments will continue to accrue and are subject to catch-up upon failure to satisfy the aforementioned leverage ratios on an ongoing basis, or (ii) on and after the payment in full of the 2012 Fixed Rate Notes, may be suspended if certain leverage ratios for the Company are less than or equal to 5.0x total debt to EBITDA and no catch-up provisions are applicable. During the second quarter of 2014, the Company met the maximum leverage ratios of less than 4.5x, and, in accordance with the debt agreements, ceased debt amortization payments in the third quarter of 2014. The Company continued to meet the maximum leverage ratios of less than 4.5x in each of the quarters prior to the 2015 Recapitalization and accordingly, did not make previously scheduled debt amortization payments as permitted in the debt agreements. Subsequent to the 2015 Recapitalization, the Company’s leverage ratios exceeded 4.5x and, accordingly, the Company began making the scheduled amortization payments as well as the required catch-up payments.

Fair Value Disclosures

At January 3, 2016, management estimates that the approximately $962.7 million in principal amount of outstanding 2012 Fixed Rate Notes had a fair value of approximately $991.6 million, and at December 28, 2014 the approximately $1.522 billion in principal amount of 2012 Fixed Rate Notes had a fair value of approximately $1.597 billion. At January 3, 2016, management estimates that the $500 million in principal amount of outstanding 2015 Five-Year Notes had a fair value of approximately $489.5 million, and at January 3, 2016, management estimates that the $800 million in principal amount of outstanding 2015 Ten-Year Notes had a fair value of approximately $781.6 million. The Fixed Rate Notes are classified as a Level 2 measurement (Note 3), as the Company estimated the fair value amount by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s Fixed Rate Notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values calculated above.

Debt Issuance Costs and Transaction-Related Expenses

In connection with the 2012 Recapitalization, the Company recorded $39.9 million of debt issuance costs. In connection with the 2015 Recapitalization, the Company wrote-off approximately $6.9 million of these costs in connection with the extinguishment of $551 million of the 2012 Fixed Rate Notes. The remaining debt issuance costs related to the 2012 Recapitalization are being amortized into interest expense over the seven-year expected term of the 2012 Fixed Rate Notes. Additionally, in connection with the 2015 Recapitalization, the Company recorded $17.4 million of debt issuance costs, which are being amortized into interest expense over the five and ten-year expected terms of the 2015 Fixed Rate Notes.

During fiscal 2015 and in connection with the 2015 Recapitalization, the Company incurred approximately $8.1 million of net expenses. This consisted primarily of the aforementioned $6.9 million net write-off of deferred financing fees. The Company also incurred approximately $0.4 million of interest expense on the 2012 Fixed Rate Notes subsequent to the closing of the 2015 Recapitalization but prior to the repayment of the 2012 Fixed Rate Notes, resulting in the payment of interest on both the full amount of the 2012 and 2015 Fixed Rate Notes for a short period of time. Further, the Company incurred $0.9 million of other net 2015 Recapitalization-related general and administrative expenses, including legal and professional fees.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Consolidated Long-Term Debt

At January 3, 2016 and December 28, 2014, consolidated long-term debt consisted of the following (in thousands):

	2015	2014
5.216% Class A-2 Notes; expected repayment date January 2019; legal final maturity January 2042	$962,719	$1,521,844
3.484% Class A-2-I Notes; expected repayment date October 2020; legal final maturity October 2045	500,000	—
4.474% Class A-2-II Notes; expected repayment date October 2025; legal final maturity October 2045	800,000	—
2012 Variable Funding Notes	—	—
2015 Variable Funding Notes	—	—
Capital lease obligations	5,996	2,267
Debt issuance costs, net of accumulated amortization of $14.7 million in 2015 and $17.0 million in 2014	(27,922)	(22,947)

Total debt	2,240,793	1,501,164
Less – current portion	59,333	565

Consolidated long-term debt, net of debt issuance costs	$2,181,460	$1,500,599

At January 3, 2016, maturities of long-term debt and capital lease obligations are as follows (in thousands):

2016	$59,333
2017	38,886
2018	38,917
2019	878,821
2020	488,396
Thereafter	764,362

$2,268,715

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(5)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of January 3, 2016, the future minimum rental commitments for all non-cancelable leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2016	$50,939	$831	$51,770
2017	47,340	823	48,163
2018	43,356	826	44,182
2019	34,746	828	35,574
2020	28,368	831	29,199
Thereafter	72,696	6,012	78,708

Total future minimum rental commitments	$277,445	10,151	$287,596

Less – amounts representing interest		(4,155)

Total principal payable on capital leases		$5,996

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Included in the ordinary course litigation matters referenced above, the Company is party to two employment practice cases and two casualty cases. We have established legal and insurance accruals for losses relating to these cases which we believe are reasonable based upon our assessment of the current facts and circumstances. However, it is reasonably possible that our ultimate losses could exceed the amounts recorded by $2.0 million. The remaining cases referenced above could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management’s opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

On September 11, 2012, Domino’s Pizza LLC was named as a defendant in a lawsuit along with MAC Pizza Management, Inc., a large franchisee, and Joshua Balka, the franchisee’s delivery driver, filed by Raghurami Reddy, the plaintiff. The case involved a traffic accident in which the franchisee’s delivery driver collided with another vehicle, where the driver of the other vehicle sustained head injuries and the passenger of the other vehicle sustained fatal injuries. The jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denied liability and filed an appeal of the verdict on a variety of grounds. In the first quarter of 2015, the appellate court reversed the trial court’s decision and dismissed the claims against the Company. The plaintiff has filed a writ of review with the Supreme Court of the State of Texas. The Company filed opposition to the writ of review and the matter is currently pending before the Supreme Court of the State of Texas. The Company continues to deny liability in this matter and assert that the claims were appropriately dismissed by the Court of Appeals of the State of Texas.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(6)	INCOME TAXES

Income before provision for income taxes in 2015, 2014 and 2013 consists of the following (in thousands):

	2015	2014	2013
Domestic	$298,055	$250,730	$217,468
Foreign	8,160	7,893	7,631

	$306,215	$258,623	$225,099

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2015, 2014 and 2013 are summarized as follows (in thousands):

	2015	2014	2013
Federal income tax provision based on the statutory rate	$107,175	$90,518	$78,785
State and local income taxes, net of related Federal income taxes	8,589	7,320	5,880
Non-resident withholding and foreign income taxes	15,750	15,032	13,923
Foreign tax and other tax credits	(18,345)	(17,397)	(16,423)
Non-deductible expenses, net	1,180	1,284	1,161
Valuation allowance	(301)	(369)	29
Unrecognized tax benefits, net of related Federal income taxes	110	(48)	232
Other	(732)	(304)	(1,473)

	$113,426	$96,036	$82,114

The components of the 2015, 2014 and 2013 consolidated provision for income taxes are as follows (in thousands):

	2015	2014	2013
Provision for Federal income taxes –
Current provision	$84,071	$70,958	$54,115
Deferred provision (benefit)	862	(873)	5,280

Total provision for Federal income taxes	84,933	70,085	59,395

Provision for state and local income taxes –
Current provision	11,892	10,178	8,021
Deferred provision	851	741	775

Total provision for state and local income taxes	12,743	10,919	8,796

Provision for non-resident withholding and foreign income taxes	15,750	15,032	13,923

	$113,426	$96,036	$82,114

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of January 3, 2016 and December 28, 2014, the significant components of net deferred income taxes are as follows (in thousands):

	2015	2014
Deferred Federal income tax assets –
Insurance reserves	$10,202	$10,359
Equity compensation	12,040	11,697
Other accruals and reserves	14,411	12,161
Bad debt reserves	1,232	1,675
Valuation allowance	(155)	(456)
Other	5,409	5,082

Total deferred Federal income tax assets	43,139	40,518

Deferred Federal income tax liabilities –
Depreciation, amortization and asset basis differences	3,667	899
Capitalized software	21,398	16,628
Gain on debt extinguishments	13,609	18,146
Other	288	576

Total deferred Federal income tax liabilities	38,962	36,249

Net deferred Federal income tax asset	4,177	4,269

Net deferred state and local income tax asset	1,688	2,475

Net deferred income taxes	$5,865	$6,744

As of January 3, 2016, the classification of net deferred income taxes is summarized as follows (in thousands):

	Long-term	Total
Deferred tax assets	$5,865	$5,865

Net deferred income tax assets	$5,865	$5,865

As of December 28, 2014, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$14,681	$28,312	$42,993
Deferred tax liabilities	(4,824)	(31,425)	(36,249)

Net deferred income taxes	$9,857	$(3,113)	$6,744

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

For financial reporting purposes, the Company’s investment in foreign subsidiaries does not exceed its tax basis. Therefore no deferred income taxes have been provided.

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

During 2015 and in connection with the sale of four Company-owned stores to franchisees, the Company recognized a capital gain and also released $0.3 million of a deferred tax valuation allowance.

During 2015, the Company reversed an interest expense accrual of $0.6 million. At January 3, 2016, the amount of unrecognized tax benefits was $2.1 million of which, if ultimately recognized, $1.7 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. At January 3, 2016, the Company had less than $0.1 million of accrued interest and no accrued penalties.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 30, 2012	$3,472

Additions for tax positions of current year	337
Additions for tax positions of prior years	398
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(157)
Settlements during the period	(133)
Lapses of applicable statute of limitations	(344)

Balance as of December 29, 2013	3,573

Additions for tax positions of current year	211
Additions for tax positions of prior years	173
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(605)
Settlements during the period	(55)
Lapses of applicable statute of limitations	(358)

Balance as of December 28, 2014	2,939

Additions for tax positions of current year	233
Additions for tax positions of prior years	171
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(100)
Settlements during the period	(27)
Lapses of applicable statute of limitations	(1,101)

Balance as of January 3, 2016	$2,115

The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2012 and the relevant state and foreign statutes vary. The Company expects the current ongoing examinations to be concluded in the next twelve months and does not expect the assessment of any significant additional amounts in excess of amounts reserved.

(7)	EMPLOYEE BENEFITS

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 100% of the first 3% of each employee’s elective deferrals and 50% of the next 2% of each employee’s elective deferrals. During 2015, 2014 and 2013, the Company’s matching contributions were made in the form of cash and vested immediately. The expenses incurred for Company contributions to the plan were approximately $4.6 million, $4.1 million and $3.9 million in 2015, 2014 and 2013, respectively.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2015, 2014 or 2013.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has an employee stock purchase discount plan (the “ESPDP”). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for at least one year. The Company purchases common stock on the open market for the ESPDP at the current market price. There were 23,994 shares, 25,224 shares and 27,404 shares of common stock in 2015, 2014 and 2013, respectively, purchased on the open market for participating employees at a weighted-average price of $105.16 in 2015, $74.89 in 2014 and $55.24 in 2013. The expenses incurred under the ESPDP were approximately $0.4 million, $0.3 million and $0.2 million in 2015, 2014 and 2013, respectively.

(8)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit. The Company’s exposure to credit loss for stand-by letters of credit is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of January 3, 2016 are $46.2 million and relate to the Company’s insurance programs and supply chain center leases. As of January 3, 2016, a portion of the Company’s stand-by letters of credit were collateralized with $40.0 million of cash. The Company has also guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $1.8 million as of January 3, 2016.

(9)	EQUITY INCENTIVE PLANS

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statements of income based on the estimated fair value of the awards.

The Company’s current equity incentive plan benefits certain of the Company’s employees and directors and is named the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Equity Incentive Plan). As of January 3, 2016, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 3,209,604 shares were authorized for grant but have not been granted.

The Company recorded total non-cash compensation expense of $17.6 million, $17.6 million and $22.0 million in 2015, 2014 and 2013, respectively. All non-cash compensation expense amounts are recorded in general and administrative expense.

Stock Options

As of January 3, 2016, the number of stock options granted and outstanding under the 2004 Equity Incentive Plan was 3,323,476 options. Stock options granted under the 2004 Equity Incentive Plan and a predecessor plan prior to fiscal 2009 were generally granted with an exercise price equal to the market price at the date of the grant, expired ten years from the date of grant and vested over five years from the date of grant. Stock options granted from fiscal 2009 through fiscal 2012 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over three years from the date of grant. Stock options granted in fiscal 2013 through fiscal 2015 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over four years from the date of grant. Additionally, all stock options granted become fully exercisable upon vesting. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock option activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Stock options at December 30, 2012	4,662,539	$11.50

Stock options granted	591,490	50.83
Stock options cancelled	(8,500)	7.63
Stock options exercised	(928,464)	10.22

Stock options at December 29, 2013	4,317,065	$17.17

Stock options granted	222,060	72.30
Stock options cancelled	(9,670)	54.56
Stock options exercised	(939,340)	9.56

Stock options at December 28, 2014	3,590,115	$22.47

Stock options granted	193,970	111.63
Stock options cancelled	(32,176)	73.55
Stock options exercised	(428,433)	11.70

Stock options at January 3, 2016	3,323,476	$28.57	4.8	$275,589

Exercisable at January 3, 2016	2,747,863	$18.67	4.1	$254,388

The total intrinsic value of stock options exercised was approximately $41.7 million, $68.1 million and $46.0 million in 2015, 2014 and 2013, respectively. Cash received from the exercise of stock options was approximately $4.8 million, $9.0 million and $9.5 million in 2015, 2014 and 2013, respectively. The tax benefit realized from stock options exercised was approximately $14.7 million, $23.6 million and $15.5 million in 2015, 2014 and 2013, respectively.

The Company recorded total non-cash compensation expense of $3.9 million, $4.4 million and $6.9 million in 2015, 2014 and 2013, respectively, related to stock option awards. As of January 3, 2016, there was $7.6 million of total unrecognized compensation cost related to unvested stock options granted under the 2004 Equity Incentive Plan which generally will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Management estimated the fair value of each option grant made during 2015, 2014 and 2013 as of the date of the grant using the Black-Scholes option pricing method. Weighted average assumptions are presented in the following table. The risk-free interest rate is based on the estimated effective life, and is estimated based on U.S. Treasury Bond rates as of the grant date. The expected life is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price.

	2015	2014	2013
Risk-free interest rate	1.7%	1.8%	1.1%
Expected life (years)	5.5	5.5	5.5
Expected volatility	28.4%	33.7%	38.7%
Expected dividend yield	1.1%	1.4%	1.6%

Weighted average fair value per stock option	$28.45	$21.16	$15.84

Option valuation models require the input of highly subjective assumptions. In management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options, as changes in subjective input assumptions can significantly affect the fair value estimate.

Other Equity-Based Compensation Arrangements

The Company granted 8,350 shares, 10,640 shares and 24,540 shares of restricted stock in 2015, 2014 and 2013, respectively, to members of its Board of Directors. These grants generally vest one-year from the date of the grant and have a fair value equal to the market price of the Company’s stock on the grant date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. The Company recorded total non-cash compensation expense of $0.9 million, $0.8 million and $1.0 million in 2015, 2014 and 2013, respectively, related to these restricted stock awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of January 3, 2016, there was approximately $0.1 million of total unrecognized compensation cost related to these restricted stock grants.

The Company granted 88,250 shares, 119,670 shares and 312,330 shares of performance-based restricted stock in 2015, 2014 and 2013, respectively, to certain employees of the Company. These performance-based restricted stock awards are separated into four tranches and have time-based and performance-based vesting conditions with the last tranche vesting four years from the issuance date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. These awards are considered granted for accounting purposes when the performance target is set, which is generally in the fourth quarter of each year. The Company recorded total non-cash compensation expense of $12.8 million, $12.4 million and $14.1 million in 2015, 2014 and 2013, respectively, related to these awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of January 3, 2016, there was an estimated $22.5 million of total unrecognized compensation cost related to performance-based restricted stock.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted stock and performance-based restricted stock activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 28, 2014	430,767	$54.79

Shares granted (1)	96,600	113.02
Shares cancelled	(16,591)	70.00
Shares vested	(194,444)	48.33

Nonvested at January 3, 2016	316,332	$75.74

(1)	The weighted average grant date fair value for performance-based restricted shares granted was calculated based on the market price on the grant dates. Certain tranches will ultimately be valued when the performance condition is established for each tranche, which generally occurs in the fourth quarter of each fiscal year.

(10)	CAPITAL STRUCTURE

The Company has a Board of Directors-approved open market share repurchase program of the Company’s common stock, which was reset during the third quarter of 2015 at $200.0 million. The open market share repurchase program has historically been funded by excess cash flow. As part of the 2015 Recapitalization, on October 23, 2015, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $800.0 million of the Company’s common stock. The $800.0 million repurchase program replaced the previously authorized $200.0 million repurchase program. On October 27, 2015, the Company entered into a $600.0 million ASR Agreement with a counterparty. Pursuant to the terms of the ASR Agreement, on October 30, 2015, as part of its new $800.0 million share repurchase authorization, the Company used a portion of the proceeds from the 2015 Recapitalization to pay the counterparty $600.0 million in cash and received 4,858,994 shares of the Company’s common stock.

During 2015, 2014 and 2013 the Company repurchased 6,152,918 shares, 1,151,931 shares and 1,666,435 shares of common stock for approximately $738.6 million, $82.4 million and $97.1 million, respectively. At January 3, 2016, the Company had $200.0 million remaining under the $800.0 million authorization. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital. In instances where there is no additional paid-in capital, the difference is recognized in retained deficit.

As of January 3, 2016, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at January 3, 2016 and December 28, 2014 are as follows:

	2015	2014
Voting	49,820,467	55,535,395
Non-Voting	17,754	17,754

Total Common Stock	49,838,221	55,553,149

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(11)	SEGMENT INFORMATION

The Company has three reportable segments: (i) Domestic Stores; (ii) Supply Chain; and (iii) International Franchise.

In the fourth quarter of 2014 several organizational changes were made within the Company’s management structure, with one of the changes impacting the management of our supply chain operations. As a result, management determined that our previous domestic supply chain segment and the international supply chain operations division of our previous international segment should be combined into a new global supply chain segment. As a result, the Company now reports the following three business segments: Domestic Stores, Supply Chain and International Franchise. While the consolidated results of the Company have not been impacted by this change in our reportable segments, we have restated our historical segment information in order to provide readers of our financial statements a consistent presentation.

The Company’s operations are organized by management on the combined basis of line of business and geography. The Domestic Stores segment includes operations with respect to all franchised and Company-owned stores throughout the contiguous United States. The Supply Chain segment primarily includes the distribution of food, equipment and supplies to stores from the Company’s supply chain center operations in the United States and Canada. The International Franchise segment primarily includes operations related to the Company’s franchising business in foreign and non-contiguous United States markets.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income.

The tables below summarize the financial information concerning the Company’s reportable segments for 2015, 2014 and 2013. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Supply Chain segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements. Tabular amounts presented below are in thousands.

	Domestic Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues-
2015	$669,724	$1,495,308	$163,643	$(112,147)	—	$2,216,528
2014	578,689	1,367,269	152,621	(104,746)	—	1,993,833
2013	549,783	1,215,573	133,567	(96,700)	—	1,802,223

Segment Income-
2015	$240,942	$127,155	$130,650	N/A	$(42,075)	$456,672
2014	202,794	111,593	122,497	N/A	(39,255)	397,629
2013	188,180	103,258	108,615	N/A	(38,105)	361,948

Income from Operations-
2015	$233,248	$117,185	$130,601	N/A	$(75,595)	$405,439
2014	196,860	102,409	122,626	N/A	(76,534)	345,361
2013	181,995	94,665	108,704	N/A	(71,553)	313,811

Capital Expenditures-
2015	$25,120	$9,928	$—	N/A	$27,317	$62,365
2014	15,614	15,451	63	N/A	40,662	71,790
2013	9,884	10,900	65	N/A	19,538	40,387

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles total Segment Income to income before provision for income taxes:

	2015	2014	2013
Total Segment Income	$456,672	$397,629	$361,948
Depreciation and amortization	(32,434)	(35,788)	(25,783)
Gains (losses) on sale/disposal of assets	(316)	1,107	(367)
Non-cash compensation expense	(17,623)	(17,587)	(21,987)
2015 recapitalization-related expenses	(860)	—	—

Income from operations	405,439	345,361	313,811

Interest income	313	143	160
Interest expense	(99,537)	(86,881)	(88,872)

Income before provision for income taxes	$306,215	$258,623	$225,099

The following table summarizes the Company’s identifiable asset information as of January 3, 2016 and December 28, 2014:

	2015	2014
Domestic Stores	$80,619	$61,759
Domestic supply chain	155,451	146,394

Total domestic assets	236,070	208,153

International Franchise	17,048	17,897
International supply chain	17,300	18,409

Total international assets	34,348	36,306

Unallocated	529,427	351,874

Total consolidated assets	$799,845	$596,333

Unallocated assets primarily include cash and cash equivalents, restricted cash, advertising fund assets, investments in marketable securities, certain long-lived assets and deferred income taxes.

The following table summarizes the Company’s goodwill balance as of January 3, 2016 and December 28, 2014:

	2015	2014
Domestic Stores	$15,030	$15,230
Supply Chain	1,067	1,067

Consolidated goodwill	$16,097	$16,297

Goodwill was reduced by approximately $0.2 million in 2015 in connection with the sale of four Company-owned stores to franchisees. Goodwill was reduced by approximately $0.5 million in 2014 in connection with the sale of 14 Company-owned stores to a domestic franchisee in 2014. Additionally, one Company-owned store was purchased from a franchisee during 2014, resulting in a $0.2 million increase in goodwill.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(12)	SALE AND CLOSURE OF COMPANY-OWNED STORES

During 2015, the Company sold four Company-owned stores to franchisees. In connection with the sale of the four stores, the Company recorded a $0.7 million pre-tax gain on the sale of the related assets, which was net of a $0.2 million reduction in goodwill. The gain was recorded in general and administrative expense in the Company’s consolidated statements of income.

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

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of 12 weeks while the last fiscal quarter consists of 16 weeks or 17 weeks. The fourth quarter of 2015 is comprised of 17 weeks, while the fourth quarter of 2014 is comprised of 16 weeks.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 22, 2015	June 14, 2015	September 6, 2015	January 3, 2016	January 3, 2016
Total revenues	$502,027	$488,622	$484,696	$741,183	$2,216,528

Operating margin	157,066	152,672	141,954	231,439	683,131

Income before provision for income taxes	74,182	73,278	60,628	98,127	306,215

Net income	46,289	45,909	37,832	62,759	192,789

Earnings per common share – basic	$0.84	$0.84	$0.69	$1.21	$3.58

Earnings per common share – diluted	$0.81	$0.81	$0.67	$1.18	$3.47

Common stock dividends declared per share	$0.31	$0.31	$0.31	$0.31	$1.24

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 23, 2014	June 15, 2014	September 7, 2014	December 28, 2014	December 28, 2014
Total revenues	$453,852	$450,463	$446,568	$642,950	$1,993,833

Operating margin	137,042	134,645	133,514	189,565	594,766

Income before provision for income taxes	63,880	61,539	56,989	76,215	258,623

Net income	40,474	38,462	35,618	48,033	162,587

Earnings per common share – basic	$0.73	$0.70	$0.65	$0.88	$2.96

Earnings per common share – diluted	$0.71	$0.67	$0.63	$0.85	$2.86

Common stock dividends declared per share	$0.25	$0.25	$0.25	$0.25	$1.00

(14)	SUBSEQUENT EVENTS

On February 24, 2016, the Board of Directors declared a quarterly dividend of $0.38 per common share payable on March 30, 2016 to shareholders of record at the close of business on March 15, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required in the reports it files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting.

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Management’s Annual Report on Internal Control over Financial Reporting.

The management of Domino’s Pizza, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 3, 2016 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 3, 2016. The effectiveness of the Company’s internal control over financial reporting as of January 3, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information.

As previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”), on April 22, 2015, our stockholders approved a proposal to amend our Second Restated Certificate of Incorporation to declassify our Board of Directors. The related Certificate of Amendment to our Second Restated Certificate of Incorporation, dated June 16, 2015, was filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended June 14, 2015, as filed with the SEC on July 16, 2015.

On February 24, 2016, our Board of Directors approved, effective immediately, the Second Amended and Restated By-Laws (the “By-Laws”) to implement conforming changes to the By-Laws in light of the declassification of the Board, including the deletion of Sections 3.3 and 3.5 and revisions to Section 3.13 (previously Section 3.15) to allow for the removal of directors with or without cause.

The foregoing description of the By-Laws, as amended and restated, is qualified in its entirety by reference to the full text of the By-Laws, a copy of which is filed as Exhibit 3.3 hereto and incorporated herein by reference.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	63	Chairman of the Board of Directors
J. Patrick Doyle	52	President, Chief Executive Officer and Director
Jeffrey D. Lawrence	42	Chief Financial Officer and Executive Vice President, Finance
Eric B. Anderson	43	Executive Vice President, International Operations
Richard E. Allison, Jr.	49	President, International
Troy A. Ellis	50	Executive Vice President, Supply Chain Services
Stanley J. Gage	49	Executive Vice President, Team USA
Scott R. Hinshaw	53	Executive Vice President, Franchise Operations and Development
Lynn M. Liddle	59	Executive Vice President, Communications, Investor Relations, Legislative Affairs
Kenneth B. Rollin	49	Executive Vice President, General Counsel
James G. Stansik	60	Executive Vice President, Franchise Relations
J. Kevin Vasconi	55	Executive Vice President, Chief Information Officer
Russell J. Weiner	47	President, Domino’s USA
Judith L. Werthauser	50	Executive Vice President, PeopleFirst
C. Andrew Ballard	43	Director
Andrew B. Balson	49	Director
Diana F. Cantor	58	Director
Richard L. Federico	61	Director
James A. Goldman	57	Director
Vernon “Bud” O. Hamilton	73	Director
Gregory A. Trojan	56	Director

David A. Brandon has served as our Chairman of the Board of Directors since March 1999. Mr. Brandon is currently Chairman and CEO of Toys “R” Us, Inc., the world’s largest specialty retailer of toy and baby products. Previously, he was the Director of Athletics at the University of Michigan from March 2010 to October 2014. Mr. Brandon has served as our Chairman of the Board of Directors since March 1999 and also served as Chief Executive Officer from March 1999 to March 2010. Mr. Brandon was retained by the Company as a Special Advisor from March 2010 to January 2011. Prior to joining Domino’s, Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the Board of Directors of Valassis, Inc. from 1997 to 1998. In addition to serving on the Boards of Directors for Domino’s and Toys “R” Us, Mr. Brandon also serves on the boards of DTE Energy and Herman Miller Inc. He previously served on the boards of Burger King Corporation, Kaydon Corporation, Northwest Airlines and the TJX Companies, Inc.

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

Jeffrey D. Lawrence has served as Chief Financial Officer and Executive Vice President since August 2015. He previously served as Vice President – Finance and Treasurer from January 2014 to August 2015, and as Vice President of International Finance, Strategy & Insights and Administration from 2008 to January 2014. Prior to joining the International team, Mr. Lawrence served as Vice President and Corporate Controller from 2002 to 2008. Mr. Lawrence began his career at Domino’s in 2000. Prior to joining Domino’s, Mr. Lawrence was a Manager of Audit and Business Advisory Services in the Detroit office of Arthur Andersen LLP.

Eric B. Anderson has served as Executive Vice President of International Operations since January 2016. Mr. Anderson joined Domino’s in 2010 as regional vice president for the Americas and business strategy. In 2012, he took over as regional vice president of Domino’s EMEA (Europe, Middle East, and Africa) region. Prior to joining Domino’s, Anderson was a leader in the restaurant and retail practice of Bain & Company, a global strategic consulting firm, where he was also a founding member of Bain’s Corporate Renewal Group, a specialized turnaround management group that led hands-on turnarounds of distressed companies.

Richard E. Allison, Jr. has served as our President, International since October 2014. Mr. Allison served as Executive Vice President, International from March 2011 to October 2014. Mr. Allison served as a Partner at Bain & Company, Inc. from 2004 through December 2010, as co-leader of Bain’s restaurant practice and was employed with Bain & Company for more than 13 years.

Troy A. Ellis has served as our Executive Vice President, Supply Chain Services since June 2015. Prior to joining Domino’s, Mr. Ellis served as senior vice president of conversion of Coca-Cola Refreshments, overseeing manufacturing, transportation planning and third-party logistics. Prior to that role, he spent nearly three years as senior vice president of manufacturing after joining Coca-Cola Refreshments in 2010. From 2000 to 2010, Mr. Ellis held various leadership roles with Coca-Cola Enterprises including central business unit vice president of supply chain. Prior to joining Coca-Cola, he worked for Kimberly Clark Corp. and PepsiCo, after serving in the U.S. Army from 1988-1991.

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

Judith L. Werthauser has served as Executive Vice President, PeopleFirst since January 2016. Ms. Werthauser previously served as Senior Vice President of HR at Target Corp. She joined Target in 2008, holding increasing levels of HR responsibilities there. Prior to Target, Werthauser was Senior Vice President of HR for U.S. Bancorp in Minneapolis. She also held several senior HR positions at Marshall Field’s department stores and directed student programs at the University of Minnesota. Ms. Werthauser was also the co-owner and operations leader of Aljohn’s and Junkyard Retailers, a diverse retailing and manufacturing company that she grew from one to 11 locations.

Russell J. Weiner has served as President, Domino’s USA (which represents our domestic franchised and Company-owned store operations, in addition to U.S. marketing) since October 2014. Mr. Weiner served as Executive Vice President and Chief Marketing Officer, from September 2008 to October 2014. Mr. Weiner held various marketing positions at PepsiCo, Inc. from 1998 to 2008, most recently serving as Vice President of Marketing, Colas for Pepsi-Cola North America.

C. Andrew Ballard has served on our Board of Directors since July 2015 and is a member of the Compensation Committee. Mr. Ballard currently serves as the CEO and Co-founder of Quad Analytix, a technology and data company, and is also the Founder and Managing Partner of Figtree Partners, an investment firm focused on digital media. In addition, he serves as the Vice Chairman of Zignal Labs, and is a Senior Advisor at the private equity firm Hellman & Friedman, where he was previously a Managing Director. Prior to joining Hellman & Friedman in 2003, Mr. Ballard worked at Bain Capital in San Francisco and Boston, as well as Bain & Company from 1994 to 2002. In addition to serving on Domino’s Board, Mr. Ballard is the chair of the board of trustees and chair of the investment committee of the San Francisco Foundation. He is also currently a board member of I Have a Dream San Francisco, and is actively involved with Family Connections, a tuition free preschool for under-served families. Mr. Ballard has held previous board roles at Activant Solutions, Catalina Marketing, DoubleClick, Getty Images, Internet Brands and Vertafore.

Andrew B. Balson has served on our Board of Directors since March 1999, serves as the Chairperson of the Compensation Committee of the Board of Directors and also serves on the Nominating and Corporate Governance Committee of the Board of Directors. Mr. Balson is currently the CEO of Match Beyond. Prior to becoming the CEO of Match Beyond, Mr. Balson was a Managing Director at Bain Capital, a global investment company, from 2001 to 2013. Mr. Balson became a Principal of Bain Capital in June 1998. Mr. Balson serves on the Boards of Directors of Bloomin’ Brands, Inc. Mr. Balson also previously served on the Boards of Directors of FleetCor Technologies, Inc., Dunkin’ Brands, Inc., Skylark Co., Ltd., and numerous private companies.

Diana F. Cantor has served on our Board of Directors since October 2005, serves as the Chairperson of the Audit Committee of the Board of Directors and also serves on the Nominating and Corporate Governance Committee of the Board of Directors. Ms. Cantor joined Alternative Investment Management, LLC as a Partner in January 2010 and is the Vice Chairman of the Virginia Retirement System, where she also serves on the Audit and Compliance Committee. Ms. Cantor was a Managing Director with New York Private Bank and Trust from January 2008 through the end of 2009. Ms. Cantor served as Executive Director of the Virginia College Savings Plan, the state’s 529 college savings program, from 1996 to January 2008. Ms. Cantor served seven years as Vice President of Richmond Resources, Ltd. from 1990 through 1996, and as Vice President of Goldman, Sachs & Co. from 1985 to 1990. Ms. Cantor is also a member of the Board of Directors of Media General, Inc. and Universal Corporation, and she previously served on the Boards of Directors of Revlon, Inc., Vistage International, Knowledge Universe – US, Edelman Financial Services and Service King Body and Paint LLC.

Richard L. Federico has served on our Board of Directors since February 2011 and also serves on the Compensation Committee of the Board of Directors. Mr. Federico is currently the Executive Chairman of P.F. Chang’s China Bistro Inc., based in Scottsdale, Arizona. Mr. Federico previously served as the Chairman and Chief Executive Officer or Co-Chief Executive Officer of P.F. Chang’s from September 1997 to March 2015. Mr. Federico serves as the Chairman of the Board of Directors of Jamba Inc., and is a founding director of Chances for Children.

James A. Goldman has served on our Board of Directors since March 2010 and also serves on the Compensation Committee of the Board of Directors. Mr. Goldman served as President and CEO and Board member of Godiva Chocolatier Inc., based in New York City from 2004 to 2014. He was President of the Food and Beverage Division at Campbell Soup Company from 2001 to 2004. He worked in various executive positions at Nabisco Inc. from 1992 to 2000. Prior to his work at Nabisco Inc., Mr. Goldman was a senior consulting associate at McKinsey & Co. Mr. Goldman served as a member of the Board of Directors at The Children’s Place Retail from 2006 to 2008, on the Compensation Committee. Mr. Goldman is currently on the Board of Trustees of Save the Children in Fairfield, CT, the Board of Directors of the International Tennis Hall of Fame in Newport, Rhode Island and the Advisory Board of Feed Projects in New York, NY. He also served on the Board of Trustees at the YMCA Camps Becket and Chimney Corners in Becket, Massachusetts, from 1992 to 1998.

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

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 3, 2016.

Item 11.	Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 3, 2016. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholders matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 3, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 3, 2016.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 3, 2016.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1.	Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of January 3, 2016 and December 28, 2014
		Consolidated Statements of Income for the Years Ended January 3, 2016, December 28, 2014 and December 29, 2013
		Consolidated Statements of Comprehensive Income for the Years Ended January 3, 2016, December 28, 2014 and December 29, 2013
		Consolidated Statements of Stockholders’ Deficit for the Years Ended January 3, 2016, December 28, 2014 and December 29, 2013
		Consolidated Statements of Cash Flows for the Years Ended January 3, 2016, December 28, 2014 and December 29, 2013
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

	3.	Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit Number	Description

3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed on April 13, 2004 (Reg. No. 333-114442), (the “S-1”)).

3.2	Certificate of Amendment to the Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 14, 2015).

3.3	Second Amended and Restated By-Laws of Domino’s Pizza, Inc.

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the Domino’s, Inc. registration statement on Form S-4 filed on March 22, 1999 (Reg. No. 333-74797)).

10.2	Fourth Amendment to the Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 28, 2012 (Incorporated by reference to Exhibit 10.2 to the registrants’ annual report on Form 10-K for the year ended December 30, 2012, (the “2012 10-K”)).

10.3*	Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended January 1, 2006).

10.4*	First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrants’ annual report on Form 10-K for the year ended December 31, 2006).

10.5*	Second Amendment to the Domino’s Pizza Deferred Compensation Plan effective February 8, 2013 (Incorporated by reference to Exhibit 10.5 to the 2012 10-K).

10.6*	TISM, Inc. Fourth Amended and Restated Stock Option Plan (“TISM Option Plan”) (Incorporated by reference to Exhibit 10.6 to the Domino’s, Inc. current report on Form 8-K filed on June 26, 2003 (Reg. No. 333-74797)).

10.7*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 22, 2009, (the “March 2009 10-Q”)).

10.8*	Form of Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the 2012 10-K).

10.9*	Form of 2013 Special Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to the 2012 10-K).

10.10*	Form of Director Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2009 10-Q).

10.11*	Form of Amendment to Existing Director Stock Option Grants (Incorporated by reference to Exhibit 10.5 to the March 2009 10-Q).

10.12*	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.12 to the 2012 10-K).

10.13*	Form of 2013 Special Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13 to the 2012 10-K).

10.14*	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the 2012 10-K).

10.15*	Form of 2013 Special Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.15 to the 2012 10-K).

10.16*	Form of Domino’s Pizza, Inc. 2004 Equity Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference to Exhibit 10.19 to the registrants’ annual report on Form 10-K for the year ended January 3, 2010, (the “2009 10-K”)).

10.17*	Amended and Restated Domino’s Pizza Senior Executive Annual Incentive Plan. (Incorporated by reference to Exhibit 10.20 to the registrants’ annual report on Form 10-K for the year ended January 2, 2011, (the “2010 10-K”)).

10.18*	Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan (Incorporated by reference to Exhibit 10.18 to the registrants’ annual report on Form 10-K for the year ended December 29, 2013).

10.19*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.20*	Employment Agreement dated as of February 23, 2015 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.20 to the registrants’ annual report on Form 10-K for the year ended December 28, 2014, (the “2014 10-K”)).

10.21*	Time Sharing Agreement dated as of February 23, 2015 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.21 to the 2014 10-K).

10.22*	Employment Agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton (Incorporated by reference to Exhibit 10.44 of the registrant’s annual report on Form 10-K for the year ended December 28, 2008, (the “2008 10-K”)).

10.23*	Amendment to the Employment agreement dated as of February 14, 2007 between Domino’s Pizza LLC and Michael T. Lawton (Incorporated by reference to Exhibit 10.45 of the 2008 10-K).

10.24*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Michael T. Lawton (Incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 20, 2010, (the “June 2010 10-Q”)).

10.25*	Employment Agreement dated as of August 28, 2015 between Domino’s Pizza LLC and Jeffrey Lawrence (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 6, 2015).

10.26*	Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 1.01 to the registrant’s current report on Form 8-K filed on September 4, 2008).

10.27*	Amendment to the Employment agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.4 to the registrants’ current report on Form 8-K filed on December 24, 2008).

10.28*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.3 to the June 2010 10-Q).

10.29*	Employment Agreement dated as of July 21, 2011 between Domino’s Pizza LLC and Scott R. Hinshaw (Incorporated by reference to Exhibit 10.36 to the registrant’s annual report on Form 10-K for the year ended January 1, 2012).

10.30*	Employment Agreement dated as of March 14, 2011 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on Form 10-Q for the quarter ended March 27, 2011).

10.31	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).

10.32	Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as Co-Issuer , and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the Domino’s Pizza, Inc. current report on Form 8-K filed on March 19, 2012, (the “March 2012 8-K”)).

10.33	First Supplement dated as of September 16, 2013 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.1 to the Domino’s Pizza, Inc. current report on Form 8-K filed on October 22, 2015, (the “October 2015 8-K”)).

10.34	Second Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.2 to the October 2015 8-K).

10.35	Third Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.3 to the October 2015 8-K).

10.36	Series 2012-1 Supplement dated March 15, 2012 to the Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer of the Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 and the Series 2012-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2012-1 Securities Intermediary (Incorporated by reference to Exhibit 4.2 to the March 2012 8-K).

10.37	Series 2015-1 Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer of the Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I, the Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II and the Series 2015-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2015-1 Securities Intermediary (Incorporated by reference to Exhibit 4.4 to the October 2015 8-K).

10.38	Purchase Agreement dated as of October 14, 2015 among Domino’s Pizza Master Issuer LLC, Domino’s IP Holder LLC, Domino’s Pizza Distribution LLC and Domino’s SPV Canadian Holding Company Inc. for the Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I and the Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II (Incorporated by reference to Exhibit 10.1 to the October 2015 8-K).

10.39	Class A-1 Note Purchase Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s IP Holder LLC, Domino’s Pizza Distribution LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer, Domino’s Pizza LLC, as Manager, certain conduit investors, certain financial institutions and certain funding agents, Barclays Bank PLC, as L/C Provider, as Swingline Lender and as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the March 2012 8-K).

10.40	Class A-1 Note Purchase Agreement dated as of October 21, 2015 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC, Domino’s EQ LLC and Domino’s SPV Guarantor LLC, each as Guarantor, Domino’s Pizza LLC, as Manager, certain conduit investors, certain financial institutions and certain funding agents, Rabobank Nederland, New York Branch, as L/C Provider, as Swingline Lender and as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the October 2015 8-K).

10.41	Amended and Restated Guarantee and Collateral Agreement dated as of March 15, 2012 among Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc. Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the March 2012 8-K).

10.42	Amended and Restated Management Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the March 2012 8-K).

10.43	Amendment No. 1 dated as of October 21, 2015 to the Amended and Restated Management Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the October 2015 8-K).

10.44	Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the October 2015 8-K).

10.45	Amendment No. 1 dated as of October 21, 2015 to the Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.5 to the October 2015 8-K).

10.46	Master Confirmation – Uncollared Accelerated Share Repurchase dated as of October 27, 2015 between Domino’s Pizza, Inc., and JP Morgan Chase Bank, National Association (Incorporated by reference to the current report on Form 8-K filed on October 27, 2015).

10.47	Agreement dated as of January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2009).

10.48	Letter of Credit Agreement dated as of June 22, 2009 between Domino’s Pizza LLC and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 26, 2009).

10.49	Board of Directors’ Compensation.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 3,	December 28,
	2016	2014
ASSETS
ASSETS:
Cash and cash equivalents	$6	$6

Total assets	$6	$6

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Equity in net deficit of subsidiaries	$1,800,251	$1,219,465
Due to subsidiary	6	6

Total liabilities	1,800,257	1,219,471

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 49,838,221 in 2015 and 55,553,149 in 2014 issued and outstanding	498	556
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	6,942	29,561
Retained deficit	(1,804,143)	(1,246,921)
Accumulated other comprehensive loss	(3,548)	(2,661)

Total stockholders’ deficit	(1,800,251)	(1,219,465)

Total liabilities and stockholders’ deficit	$6	$6

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Years Ended
	January 3,	December 28,	December 29,
	2016	2014	2013

REVENUES	$—	$—	$—

Total revenues	—	—	—

OPERATING EXPENSES	—	—	—

Total operating expenses	—	—	—

INCOME FROM OPERATIONS	—	—	—
Equity earnings in subsidiaries	192,789	162,587	142,985

INCOME BEFORE PROVISION FOR INCOME TAXES	192,789	162,587	142,985
PROVISION FOR INCOME TAXES	—	—	—

NET INCOME	$192,789	$162,587	$142,985

COMPREHENSIVE INCOME	$191,902	$161,910	$143,387

EARNINGS PER SHARE:

Common Stock – basic	$3.58	$2.96	$2.58
Common Stock – diluted	$3.47	$2.86	$2.48

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 3,	December 28,	December 29,
	2016	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by operating activities	$226,912	$134,149	$129,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends from subsidiaries	594,591	—	—

Net cash provided by investing activities	594,591	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock dividends	(80,329)	(52,843)	(34,241)
Purchase of common stock	(738,557)	(82,407)	(97,132)
Other	(2,617)	1,101	1,420

Net cash used in financing activities	(821,503)	(134,149)	(129,953)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	6	6	6

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$6	$6	$6

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)	INTRODUCTION AND BASIS OF PRESENTATION

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

During 2015, the Parent Company received dividends from its subsidiaries primarily consisting of amounts received to repurchase common stock in connection with the Company’s 2015 recapitalization transaction. See Note 4 to the Company’s consolidated financial statements as filed in this Form 10-K for a description of the recapitalization transaction that occurred in 2015.

Non-cash activities of $34.1 million, $42.3 million and $32.3 million were recorded in 2015, 2014 and 2013, respectively, related to stock-based compensation plans and amounts recorded in other comprehensive income related to the Company’s subsidiaries.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

Domino’s Pizza, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Additions/ Deductions from Reserves *	Translation Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
2015	$3,361	$(582)	$(109)	$(8)	$2,662
2014	5,107	(308)	(1,428)	(10)	3,361
2013	5,906	(752)	(42)	(5)	5,107

Allowance for doubtful notes receivable:
2015	$931	$(502)	$(165)	$—	$264
2014	750	(262)	443	—	931
2013	1,444	(505)	(189)	—	750

*	Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Chief Financial Officer

February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ J. Patrick Doyle
J. Patrick Doyle	President, Chief Executive Officer and Director
February 25, 2016	(Principal Executive Officer)

/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence	Chief Financial Officer
February 25, 2016	(Principal Financial and Accounting Officer)

/s/ David A. Brandon
David A. Brandon	Chairman of the Board of Directors
February 25, 2016

/s/ C. Andrew Ballard
C. Andrew Ballard	Director
February 25, 2016

/s/ Andrew B. Balson
Andrew B. Balson	Director
February 25, 2016

/s/ Diana F. Cantor
Diana F. Cantor	Director
February 25, 2016

/s/ Richard L. Federico
Richard L. Federico	Director
February 25, 2016

/s/ James A. Goldman
James A. Goldman	Director
February 25, 2016

/s/ Vernon O. Hamilton
Vernon O. Hamilton	Director
February 25, 2016

/s/ Gregory A. Trojan
Gregory A. Trojan	Director
February 25, 2016