Form 10-Q
period 2016-03-27
DOMINOS PIZZA INC
filed 2016-04-28
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016

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

As of April 21, 2016, Domino’s Pizza, Inc. had 50,153,898 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

		January 3, 2016
(In thousands)	March 27, 2016	(Note)
Assets
Current assets:
Cash and cash equivalents	$178,252	$133,449
Restricted cash and cash equivalents	154,123	180,940
Accounts receivable	130,520	131,582
Inventories	39,108	36,861
Prepaid expenses and other	33,832	20,646
Advertising fund assets, restricted	90,651	99,159

Total current assets	626,486	602,637

Property, plant and equipment:
Land and buildings	29,067	29,064
Leasehold and other improvements	113,027	111,071
Equipment	192,473	186,405
Construction in progress	5,563	9,633

	340,130	336,173
Accumulated depreciation and amortization	(209,070)	(204,283)

Property, plant and equipment, net	131,060	131,890

Other assets:
Goodwill	16,097	16,097
Capitalized software	29,979	28,505
Other assets	15,514	14,851
Deferred income taxes	1,623	5,865

Total other assets	63,213	65,318

Total assets	$820,759	$799,845

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$41,593	$59,333
Accounts payable	86,137	106,927
Dividends payable	19,398	557
Insurance reserves	18,195	17,597
Advertising fund liabilities	90,651	99,159
Other accrued liabilities	77,752	92,410

Total current liabilities	333,726	375,983

Long-term liabilities:
Long-term debt, less current portion	2,173,403	2,181,460
Insurance reserves	23,081	23,314
Other accrued liabilities	20,828	19,339

Total long-term liabilities	2,217,312	2,224,113

Stockholders’ deficit:
Common stock	501	498
Additional paid-in capital	49,879	6,942
Retained deficit	(1,777,696)	(1,804,143)
Accumulated other comprehensive loss	(2,963)	(3,548)

Total stockholders’ deficit	(1,730,279)	(1,800,251)

Total liabilities and stockholders’ deficit	$820,759	$799,845

Note: The balance sheet at January 3, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
	March 27,	March 22,
(In thousands, except per share data)	2016	2015
Revenues:
Domestic Company-owned stores	$96,443	$92,375
Domestic franchise	68,151	61,774
Supply chain	335,695	311,656
International franchise	38,886	36,222

Total revenues	539,175	502,027

Cost of sales:
Domestic Company-owned stores	72,755	68,152
Supply chain	299,204	276,809

Total cost of sales	371,959	344,961

Operating margin	167,216	157,066
General and administrative	68,504	62,813

Income from operations	98,712	94,253
Interest income	276	82
Interest expense	(26,146)	(20,153)

Income before provision for income taxes	72,842	74,182
Provision for income taxes	27,391	27,893

Net income	$45,451	$46,289

Earnings per share:
Common stock – basic	$0.91	$0.84
Common stock – diluted	0.89	0.81
Dividends declared per share	$0.38	$0.31

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 27, 2016	March 22, 2015
Net income	$45,451	$46,289
Other comprehensive income (loss), before tax:
Currency translation adjustment	657	(810)
Tax attributes of items in other comprehensive income (loss):
Currency translation adjustment	(72)	381

Other comprehensive income (loss), net of tax	585	(429)

Comprehensive income	$46,036	$45,860

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 27, 2016	March 22, 2015
Cash flows from operating activities:
Net income	$45,451	$46,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,221	7,347
Losses on sale/disposal of assets	86	150
Amortization of debt issuance costs	1,660	1,274
Provision for deferred income taxes	4,397	198
Non-cash compensation expense	4,898	4,466
Tax impact from equity-based compensation	(31,896)	(4,677)
Other	135	74
Changes in operating assets and liabilities	(15,804)	29,624

Net cash provided by operating activities	17,148	84,745

Cash flows from investing activities:
Capital expenditures	(10,486)	(7,600)
Proceeds from sale of assets	1,742	6,789
Changes in restricted cash	26,817	(579)
Other	(587)	1,556

Net cash provided by investing activities	17,486	166

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(27,459)	(103)
Proceeds from exercise of stock options	9,182	1,196
Tax impact from equity-based compensation	31,896	4,677
Purchases of common stock	—	(29,512)
Tax payments for restricted stock upon vesting	(3,036)	(3,632)
Payments of common stock dividends and equivalents	(164)	(13,965)

Net cash provided by (used in) financing activities	10,419	(41,339)

Effect of exchange rate changes on cash and cash equivalents	(250)	564

Change in cash and cash equivalents	44,803	44,136
Cash and cash equivalents, at beginning of period	133,449	30,855

Cash and cash equivalents, at end of period	$178,252	$74,991

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

March 27, 2016

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended January 3, 2016 included in our annual report on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended March 27, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2017.

2. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended March 27, 2016 and March 22, 2015
	Domestic Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2016	$164,594	$362,519	$38,886	$(26,824)	$—	$539,175
2015	154,149	337,756	36,222	(26,100)	—	502,027
Income from operations
2016	$58,418	$28,345	$29,740	N/A	$(17,791)	$98,712
2015	55,527	27,195	28,715	N/A	(17,184)	94,253
Segment Income
2016	$60,469	$30,672	$29,772	N/A	$(8,996)	$111,917
2015	57,273	29,455	28,748	N/A	(9,260)	106,216

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 27, 2016	March 22, 2015
Total Segment Income	$111,917	$106,216
Depreciation and amortization	(8,221)	(7,347)
Losses on sale/disposal of assets	(86)	(150)
Non-cash compensation expense	(4,898)	(4,466)

Income from operations	98,712	94,253
Interest income	276	82
Interest expense	(26,146)	(20,153)

Income before provision for income taxes	$72,842	$74,182

3. Earnings Per Share

	Fiscal Quarter Ended
	March 27, 2016	March 22, 2015
Net income available to common stockholders – basic and diluted	$45,451	$46,289

Basic weighted average number of shares	49,697,494	55,207,646
Earnings per share – basic	$0.91	$0.84
Diluted weighted average number of shares	51,230,604	57,013,552
Earnings per share – diluted	$0.89	$0.81

The denominator used in calculating diluted earnings per share for common stock for the first quarter of 2016 does not include 224,750 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for common stock for the first quarter of 2015 does not include 70,910 options to purchase common stock, as the effect of including these options would have been anti-dilutive.

4. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the first quarter of 2016.

					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital
	Common Stock			Retained Deficit
	Shares	Amount
Balance at January 3, 2016	49,838,221	$498	$6,942	$(1,804,143)	$(3,548)
Net income	—	—	—	45,451	—
Common stock dividends	—	—	—	(19,004)	—
Issuance of common stock, net	26,821	—	—	—	—
Tax payments for restricted stock upon vesting	(24,947)	—	(3,036)	—	—
Purchases of common stock	(456,936)	(5)	5	—	—
Exercise of stock options	727,680	8	9,174	—	—
Tax impact from equity-based compensation	—	—	31,896	—	—
Non-cash compensation expense	—	—	4,898	—	—
Currency translation adjustment, net of tax	—	—	—	—	585

Balance at March 27, 2016	50,110,839	$501	$49,879	$(1,777,696)	$(2,963)

On March 14, 2016, the Company received and retired 456,936 shares of its common stock in connection with the final settlement of its previously announced $600.0 million accelerated share repurchase (“ASR”) program. At the commencement of the program, in the fourth quarter of 2015, the Company paid $600.0 million to a counterparty and received and retired a portion of the shares from the ASR program, based on the terms of the related ASR agreement.

5. Dividends

During the first quarter of 2016, on February 24, 2016, the Company’s Board of Directors declared a $0.38 per share quarterly dividend on its outstanding common stock for shareholders of record as of March 15, 2016 which was paid on March 30, 2016. The Company had approximately $19.4 million accrued for common stock dividends at March 27, 2016.

Subsequent to the first quarter, on April 26, 2016, the Company’s Board of Directors declared a $0.38 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2016 to be paid on June 30, 2016.

6. Accumulated Other Comprehensive Loss

The approximately $3.0 million of accumulated other comprehensive loss at March 27, 2016 and the approximately $3.5 million of accumulated other comprehensive loss at January 3, 2016 represent currency translation adjustments, net of tax. There were no reclassifications out of accumulated other comprehensive loss to net income in the first quarter of 2016 or the first quarter of 2015.

7. Open Market Share Repurchase Program

During the first quarter of 2016, the Company received and retired 456,936 shares of its common stock in connection with the final settlement of its previously announced $600.0 million accelerated share repurchase program. The Company did not repurchase any shares of its common stock under its Board of Directors approved open market share repurchase program in the first quarter of 2016. As of April 21, 2016, the Company had $200.0 million remaining for future share repurchases under its Board of Directors approved open market share repurchase program.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at March 27, 2016 and January 3, 2016:

	At March 27, 2016
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$160,845	$160,845	$—	$—
Restricted cash equivalents	109,975	109,975	—	—
Investments in marketable securities	6,858	6,858	—	—

	At January 3, 2016
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$108,766	$108,766	$—	$—
Restricted cash equivalents	128,554	128,554	—	—
Investments in marketable securities	6,054	6,054	—	—

At March 27, 2016, management estimates that the approximately $938.6 million in principal amount of outstanding fixed rate notes from its 2012 recapitalization had a fair value of approximately $961.2 million; and at January 3, 2016, management estimates that the approximately $962.7 million in principal amount of outstanding fixed rate notes from its 2012 recapitalization had a fair value of approximately $991.6 million.

At March 27, 2016, management estimates that the $498.8 million in principal amount of outstanding five-year fixed rate notes from its 2015 recapitalization had a fair value of approximately $488.4 million; and at January 3, 2016, management estimates that the $500.0 million in principal amount of outstanding five-year fixed rate notes from its 2015 recapitalization had a fair value of approximately $489.5 million. At March 27, 2016, management estimates that the $798.0 million in principal amount of outstanding ten-year fixed rate notes from its 2015 recapitalization had a fair value of approximately $776.7 million; and at January 3, 2016, management estimates that the $800.0 million in principal amount of outstanding ten-year fixed rate notes from its 2015 recapitalization had a fair value of approximately $781.6 million.

The fixed rate notes are classified as a Level 2 measurement, as the Company estimates the fair value amount by using available market information. The Company obtained quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and, at times, trade these notes. The Company also performed its own internal analysis based on the information gathered from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required to interpret market data to estimate fair value. Accordingly, the fair value estimates presented are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values stated above.

9. Legal Matters

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

10. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $0.7 million at March 27, 2016 and $0.7 million at March 22, 2015.

During the first quarter of 2015, the Company renewed the capital lease of a supply chain center building and extended the term of the lease through August 2028. As a result of the new lease, the Company recorded non-cash financing activities of $3.4 million for the increase in capital lease assets and liabilities during the first quarter of 2015.

11. New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-02, Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. ASU 2016-04 aligns recognition of the financial liabilities related to prepaid stored-value products (for example, gift cards) with Topic 606, Revenues from Contracts with Customers, for non-financial liabilities. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. ASU 2016-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2016 and 2015 first quarters referenced herein represent the twelve-week periods ended March 27, 2016 and March 22, 2015.

Overview

Domino’s is the second largest pizza restaurant chain in the world, with more than 12,600 locations in over 80 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties to our independent franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they profit by sub-franchising and selling ingredients and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

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

	First Quarter of 2016		First Quarter of 2015
Global retail sales growth	+7.3%		+10.4%
Same store sales growth:
Domestic Company-owned stores	+4.0%		+15.9%
Domestic franchise stores	+6.6%		+14.4%

Domestic stores	+6.4%		+14.5%
International stores (excluding foreign currency impact)	+7.9%		+7.8%
Store counts (at end of period):
Domestic Company-owned stores	385		379
Domestic franchise stores	4,831		4,705

Domestic stores	5,216		5,084
International stores	7,476		6,655

Total stores	12,692		11,739

Income statement data:
Total revenues	$539.2	100.0%	$502.0	100.0%
Cost of sales	372.0	69.0%	345.0	68.7%
General and administrative	68.5	12.7%	62.8	12.5%

Income from operations	98.7	18.3%	94.3	18.8%
Interest expense, net	(25.9)	(4.8)%	(20.1)	(4.0)%

Income before provision for income taxes	72.8	13.5%	74.2	14.8%
Provision for income taxes	27.4	5.1%	27.9	5.6%

Net income	$45.5	8.4%	$46.3	9.2%

During the first quarter of 2016, we sustained our strong domestic same store sales performance and also continued our solid growth in international same store sales. Additionally, we remained focused on growing online ordering and improving the digital customer experience through our technology platforms.

We also continued our global expansion with the opening of 162 net new stores in the first quarter of 2016. We opened 146 net new stores internationally and 16 net new stores domestically during the first quarter of 2016. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations and marketing initiatives have combined to strengthen our brand.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 7.3% in the first quarter of 2016. This increase was driven primarily by domestic and international same store sales growth, as well as an increase in our worldwide store counts during the trailing four quarters. The impact of foreign currency exchange rates partially offset this increase, resulting from a generally stronger U.S. dollar when compared to the currencies in the international markets in which we compete. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products, marketing and technology platforms. International same store sales growth also reflected continued strong performance.

Total revenues increased $37.1 million, or 7.4%, in the first quarter of 2016. This increase was due primarily to higher supply chain volumes, as well as higher Company-owned store, domestic franchise and international franchise revenues resulting from same store sales and store count growth. This increase was offset in part by the negative impact of changes in foreign currency exchange rates on international franchise royalties and international supply chain revenues, as well as lower cheese and other commodity prices. These changes in revenues are described in more detail below.

Income from operations increased $4.5 million, or 4.7%, in the first quarter of 2016. This increase was driven by higher royalty revenues from domestic and international franchise stores, as well as increased supply chain volumes. The negative impact of changes in foreign currency exchange rates partially offset this increase.

Net income decreased $0.8 million, or 1.8%, in the first quarter of 2016. This decrease was driven by higher interest expense as a result of our recapitalization in 2015 as well as the negative impact of foreign currency exchange rates. Higher income from operations, as noted above, partially offset this decrease.

Revenues

	First Quarter of 2016		First Quarter of 2015
Domestic Company-owned stores	$96.4	17.9%	$92.4	18.4%
Domestic franchise	68.2	12.6%	61.8	12.3%
Supply chain	335.7	62.3%	311.7	62.1%
International franchise	38.9	7.2%	36.2	7.2%

Total revenues	$539.2	100.0%	$502.0	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties and fees from our domestic and international franchised stores and sales of food, equipment and supplies from our supply chain centers to substantially all of our domestic franchised stores and certain international franchised stores. Company-owned store and franchised store revenues may vary from period to period due to changes in store count mix. Supply chain revenues may vary significantly from period to period as a result of fluctuations in commodity prices as well as the mix of products we sell.

Domestic Stores Revenues

	First Quarter of 2016		First Quarter of 2015
Domestic Company-owned stores	$96.4	58.6%	$92.4	59.9%
Domestic franchise	68.2	41.4%	61.8	40.1%

Domestic stores	$164.6	100.0%	$154.1	100.0%

Domestic stores revenues increased $10.5 million, or 6.8%, in the first quarter of 2016. This increase was driven by royalty revenues earned on higher franchise same store sales and higher domestic Company-owned same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations increased $4.0 million, or 4.4%, in the first quarter of 2016. This increase was due primarily to higher same store sales during the first quarter of 2016. Domestic Company-owned same store sales increased 4.0% in the first quarter of 2016, compared to an increase of 15.9% in the first quarter of 2015.

Domestic Franchise

Revenues from domestic franchise operations increased $6.4 million, or 10.3%, in the first quarter of 2016. This increase was driven by growth of 6.6% in same store sales in the first quarter of 2016, compared to an increase of 14.4% in the first quarter of 2015. An increase in the average number of domestic franchised stores open during the first quarter of 2016 also contributed, to a lesser extent. Revenues further benefited from fees paid by franchisees for our internally developed online ordering platform.

Supply Chain Revenues

	First Quarter of 2016		First Quarter of 2015
Domestic supply chain	$307.6	91.6%	$286.1	91.8%
International supply chain	28.1	8.4%	25.6	8.2%

Total supply chain	$335.7	100.0%	$311.7	100.0%

In fiscal 2016, the Company began managing the Alaska and Hawaii supply chain centers as part of its domestic supply chain business. Prior to fiscal 2016, these centers were managed as part of the Company’s international supply chain business. Revenues from these supply chain centers are included in both the first quarter of 2016 and the first quarter of 2015 domestic supply chain revenues in the table above.

Domestic Supply Chain

Domestic supply chain revenues increased $21.5 million, or 7.5%, in the first quarter of 2016. This increase was primarily attributable to higher volumes from increased order counts at the store level. The increase was partially offset by lower cheese and other commodity prices. We estimate that the lower cheese block price resulted in an approximate $0.4 million decrease in domestic supply chain revenues during the first quarter of 2016.

International Supply Chain

Revenues from international supply chain operations increased $2.5 million, or 10.0%, in the first quarter of 2016. The increase resulted primarily from higher volumes, but was partially offset by an approximate $2.7 million negative impact of foreign currency exchange rates.

International Franchise Revenues

Revenues from international franchise operations increased $2.7 million, or 7.4%, in the first quarter of 2016. This increase was due to higher same store sales and an increase in the average number of international stores open during the period. The increase was offset in part by the negative impact of changes in foreign currency exchange rates of approximately $3.0 million in the first quarter of 2016. Excluding the impact of foreign currency exchange rates, same store sales increased 7.9% in the first quarter of 2016. This compared to an increase of 7.8% in the first quarter of 2015. Including the impact of foreign currency in the first quarter of 2016, same store sales increased 0.7% from the prior year period.

Cost of Sales / Operating Margin

	First Quarter of 2016		First Quarter of 2015
Consolidated revenues	$539.2	100.0%	$502.0	100.0%
Consolidated cost of sales	372.0	69.0%	345.0	68.7%

Consolidated operating margin	$167.2	31.0%	$157.1	31.3%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

Consolidated operating margin (which we define as revenues less cost of sales) increased $10.1 million, or 6.5%, in the first quarter of 2016. Higher domestic and international franchise revenues as well as higher supply chain volumes contributed to the increased operating margin in the first quarter of 2016. Franchise revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the operating margin decreased 0.3 percentage points in the first quarter of 2016. Company-owned store operating margins were lower due to higher labor rates, transaction-related expenses, and increased depreciation from our store reimaging program, and supply chain operating margins were lower due primarily to higher labor costs. Lower commodity prices, including cheese, partially offset the decrease in the operating margin in the first quarter of 2016.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	First Quarter of 2016		First Quarter of 2015
Revenues	$96.4	100.0%	$92.4	100.0%
Cost of sales	72.8	75.4%	68.2	73.8%

Store operating margin	$23.7	24.6%	$24.2	26.2%

The domestic Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) decreased $0.5 million, or 2.2%, in the first quarter of 2016. Lower food costs and higher same store sales positively contributed to operating margins. However, higher labor rates, transaction-related expenses, and increased depreciation expense from our store reimaging program more than offset those positive factors.

As a percentage of store revenues, the store operating margin decreased 1.6 percentage points in the first quarter of 2016, as discussed in more detail below.

•	Food costs decreased 0.2 percentage points to 26.3% in first quarter of 2016. This decrease was due primarily to lower commodity prices.

•	Labor and related costs increased 1.4 percentage points in the first quarter of 2016 to 30.3%. This increase was due to an increase in wages resulting primarily from an increase in labor rates.

•	Delivery expenses decreased 0.5 percentage points to 3.4% in the first quarter of 2016, due primarily to lower fuel prices.

•	Transaction-related expenses increased 0.4 percentage points to 2.1% in the first quarter of 2016, due primarily to a higher number of digital transactions during the quarter when compared to the prior year period.

•	Occupancy costs, which include rent, telephone, utilities and depreciation, increased 0.3 percentage points in the first quarter of 2016 to 7.9%. This was driven mainly by higher depreciation expense as a result of our store reimaging program.

Supply Chain Operating Margin

Supply Chain	First Quarter of 2016		First Quarter of 2015
Revenues	$335.7	100.0%	$311.7	100.0%
Cost of sales	299.2	89.1%	276.8	88.8%

Supply chain operating margin	$36.5	10.9%	$34.8	11.2%

The supply chain operating margin increased $1.7 million, or 4.7%, in the first quarter of 2016. This increase was driven by higher volumes from increased store order counts.

As a percentage of supply chain revenues, the supply chain operating margin decreased 0.3 percentage points in the first quarter of 2016. The operating margin benefited from lower commodity prices and lower fuel costs and was negatively impacted by higher labor costs. Decreases in certain commodity prices have a positive effect on the supply chain operating margin percentage due to the fixed dollar margin earned by supply chain on certain food items. The cheese block price per pound averaged $1.47 in the first quarter of 2016 compared to $1.54 in the first quarter of 2015. Changes in our U.S. cheese prices decreased both revenues and costs by $0.4 million in the first quarter of 2016. If our U.S. cheese prices for 2016 had been in effect during 2015, the supply chain operating margin as a percentage of supply chain revenues would have remained the same in the first quarter of 2015. The dollar margin would also have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $5.7 million, or 9.1%, in the first quarter of 2016. This increase was primarily driven by continued investments in technology, specifically in e-commerce and other technological initiatives as well as other labor and related expenses. Investments in labor and other expenses to support the growth of our international markets also contributed to this increase.

Interest Expense

Interest expense increased $6.0 million to $26.1 million in the first quarter of 2016. The increase was driven by a higher average debt balance as a result of the 2015 recapitalization and was offset in part by a lower weighted average borrowing rate.

The Company’s weighted average borrowing rate decreased to 4.6% in the first quarter of 2016, from 5.3% in the first quarter of 2015. The decrease in the Company’s weighted average borrowing rate resulted from the lower interest rates on the new debt issued as part of the 2015 recapitalization.

Provision for Income Taxes

Provision for income taxes decreased $0.5 million to $27.4 million in the first quarter of 2016, due primarily to lower pre-tax income. The effective tax rate remained flat at 37.6% during the first quarter of 2016 as compared to the first quarter of 2015.

Liquidity and Capital Resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of March 27, 2016, we had working capital of $138.6 million, excluding restricted cash and cash equivalents of $154.1 million and including total unrestricted cash and cash equivalents of $178.3 million.

As of March 27, 2016, we had approximately $92.4 million of restricted cash held for future principal and interest payments, $35.0 million of cash held as collateral for outstanding letters of credit, and $26.7 million of restricted cash held in a three-month interest reserve as required by the related debt agreements for a total of $154.1 million of restricted cash and cash equivalents.

As of March 27, 2016, we had approximately $2.21 billion of long-term debt, of which $41.6 million was classified as a current liability. Our fixed rate notes from the recapitalizations we completed in 2015 and 2012 have original scheduled principal payments of $59.0 million in 2016, $38.6 million in each of 2017 and 2018, $878.5 million in 2019, $488.0 million in 2020, $8.0 million in each of 2021 through 2024 and $728.0 million in 2025.

As of March 27, 2016, we had $46.2 million of outstanding letters of credit and $78.8 million of available capacity under our $125.0 million variable funding note facility. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. However, our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes.

During the first quarter of 2016, the Company’s previously announced $600.0 million accelerated share repurchase (ASR) program was completed. On March 14, 2016, at final settlement, the Company received and retired 456,936 shares of its common stock based on the terms of the related ASR agreement. The Company received and retired a total of 5,315,930 shares over the entirety of the $600.0 million ASR program at an average purchase price per share of $112.87. As of April 21, 2016, the Company had authorization for repurchases of $200.0 million remaining under its open market share repurchase program. We continue to maintain our flexibility to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the variable funding notes) availability under the variable funding notes for, among other things, the repurchase of shares under the current authorized program, the payment of dividends and other corporate uses.

During the first quarter of 2016, the Company’s Board of Directors declared a $0.38 per share quarterly dividend on its outstanding common stock for shareholders of record as of March 15, 2016 which was paid on March 30, 2016. The Company had approximately $19.4 million accrued for common stock dividends at March 27, 2016. Subsequent to the first quarter, the Company’s Board of Directors declared a $0.38 per share quarterly dividend for shareholders of record as of June 15, 2016 to be paid on June 30, 2016.

During the first quarter of 2016, we experienced increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international and domestic businesses continued to grow store counts in the first quarter of 2016. These factors contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. We did not have any material commitments for capital expenditures as of March 27, 2016.

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

The following table illustrates the main components of our cash flows:

(In millions)	First Quarter of 2016	First Quarter of 2015
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$17.1	$84.7
Net cash provided by investing activities	17.5	0.2
Net cash provided by (used in) financing activities	10.4	(41.3)
Exchange rate changes	(0.3)	0.6

Change in cash and cash equivalents	$44.8	$44.1

Operating Activities

Cash provided by operating activities was $17.1 million in the first quarter of 2016. This resulted from net income of $45.5 million generated during the period, which included net non-cash credits of $12.5 million, and a $15.8 million decrease in cash from changes in operating assets and liabilities, primarily related to the timing of payments of accounts payable balances.

Cash provided by operating activities was $84.7 million in the first quarter of 2015. This was mainly the result of net income of $46.3 million that was generated during the quarter, which included non-cash expenses of $8.8 million. Also, a $29.6 million increase in cash from changes in operating assets and liabilities contributed to the increase in cash generated from operating activities, primarily related to the timing of tax payments.

Investing Activities

Cash provided by investing activities was $17.5 million in the first quarter of 2016, which consisted primarily of a decrease in restricted cash of $26.8 million and proceeds from the sale of assets of $1.7 million. Capital expenditures totaling $10.5 million (driven by increased investments in our technological initiatives, Company-owned stores and supply chain centers) partially offset the cash provided by investing activities.

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

Financing Activities

We generated $10.4 million of cash from financing activities in the first quarter of 2016. We made $27.5 million in payments on our long-term debt obligations, which included a required catch-up amortization payment on the fixed rate notes from the recapitalization we completed in 2012 upon exceeding the 4.5x leverage covenant as defined in the related agreements. We also made $3.0 million in tax payments for restricted stock upon vesting, and did not make a dividend payment in the first quarter as the fourth quarter 2015 dividend payment was paid on December 30, 2015 which was part of our fiscal year ended January 3, 2016. The tax impact of equity-based compensation and proceeds from exercise of stock options more than offset these uses of cash in financing activities in the first quarter of 2016.

We used $41.3 million of cash in financing activities in the first quarter of 2015, primarily related to purchases of common stock and funding dividend payments to our shareholders. The tax impact of equity-based compensation and proceeds from exercise of stock options offset the use of cash in financing activities in the first quarter of 2015.

Forward-Looking Statements

This filing contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. These forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of our long-term and other indebtedness; uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product, digital ordering and concept developments by us, and other food-industry competitors; the ongoing level of profitability of our franchisees; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in operating expenses resulting from changes in prices of food (particularly cheese), labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in foreign currency exchange rates; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. These forward-looking statements speak only as of the date of this filing, and you should not rely on such statements as representing the views of the Company as of any subsequent date. Except as required by applicable securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company does not engage in speculative transactions nor does the Company hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we issued fixed rate notes and, at March 27, 2016, we are only exposed to interest rate risk on borrowings under our variable funding notes. As of March 27, 2016, we had no outstanding borrowings under our variable funding notes and $78.8 million available for borrowing, which is net of letters of credit issued of $46.2 million. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Total revenues of approximately 12.9% in the first quarter of 2016 and approximately 12.7% in the first quarter of 2015 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $2.6 million in the first quarter of 2016.

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

During the quarterly period ended March 27, 2016, there were no changes in the Company’s internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

As previously disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2016, on September 11, 2012, Domino’s Pizza LLC was named as a defendant in a lawsuit along with MAC Pizza Management, Inc., a large franchisee, and Joshua Balka, the franchisee’s delivery driver, filed by Raghurami Reddy, the plaintiff. The case involved a traffic accident in which the franchisee’s delivery driver collided with another vehicle, where the driver of the other vehicle sustained head injuries and the passenger of the other vehicle sustained fatal injuries. The jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denied liability and filed an appeal of the verdict on a variety of grounds. In the first quarter of 2015, the appellate court reversed the trial court’s decision and dismissed the claims against the Company. The plaintiff has filed a writ of review with the Supreme Court of the State of Texas. The Company filed opposition to the writ of review and the matter is currently pending before the Supreme Court of the State of Texas. The Company continues to deny liability in this matter and assert that the claims were appropriately dismissed by the Court of Appeals of the State of Texas.

While we may occasionally be party to large claims, including class action suits, we do not believe that any existing matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended January 3, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (January 4, 2016 to January 31, 2016)	1,457	$111.25	—	$200,000,000
Period #2 (February 1, 2016 to February 28, 2016)	5,793	113.93	—	200,000,000
Period #3 (February 29, 2016 to March 27, 2016) (2)	458,495	112.94	456,936	200,000,000

Total	465,745	$112.95	456,936	$200,000,000

(1)	Includes 8,809 shares purchased in the first quarter of 2016 which were purchased as part of the Company’s employee stock purchase discount plan. During the first quarter, the shares were purchased at an average price of $116.87.

(2)	As part of the recapitalization completed in 2015, on October 23, 2015, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $800.0 million of the Company’s common stock. This share repurchase program replaced a previously existing $200.0 million share repurchase program. On October 27, 2015, the Company entered into a $600.0 million accelerated share repurchase agreement (the “ASR Agreement”) with a counterparty. Pursuant to the terms of the ASR Agreement, on October 30, 2015, the Company received and retired 4,858,994 shares of its common stock. At final settlement, on March 14, 2016 the Company received and retired 456,936 additional shares of common stock, based on the terms of the related ASR Agreement.

The average price paid per share of $112.94 for Period #3 (February 29, 2016 to March 27, 2016) includes the 456,936 shares received and retired at the final settlement of the ASR Agreement. The average purchase price per share for all of the 5,315,930 shares the Company received and retired through the $600.0 million ASR program was $112.87.

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

DOMINO’S PIZZA, INC. (Registrant)

Date: April 28, 2016	/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Chief Financial Officer