Form 10-Q
period 2016-06-19
DOMINOS PIZZA INC
filed 2016-07-21
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2016

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

As of July 14, 2016, Domino’s Pizza, Inc. had 48,257,672 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 19, 2016	January 3, 2016 (Note)
Assets
Current assets:
Cash and cash equivalents	$22,305	$133,449
Restricted cash and cash equivalents	107,435	180,940
Accounts receivable	132,533	131,582
Inventories	36,473	36,861
Prepaid expenses and other	42,678	20,646
Advertising fund assets, restricted	109,025	99,159

Total current assets	450,449	602,637

Property, plant and equipment:
Land and buildings	29,063	29,064
Leasehold and other improvements	115,172	111,071
Equipment	195,359	186,405
Construction in progress	6,141	9,633

	345,735	336,173
Accumulated depreciation and amortization	(213,763)	(204,283)

Property, plant and equipment, net	131,972	131,890

Other assets:
Goodwill	16,097	16,097
Capitalized software	34,426	28,505
Other assets	15,697	14,851
Deferred income taxes	3,637	5,865

Total other assets	69,857	65,318

Total assets	$652,278	$799,845

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$48,870	$59,333
Accounts payable	84,902	106,927
Dividends payable	18,815	557
Insurance reserves	18,495	17,597
Advertising fund liabilities	109,025	99,159
Other accrued liabilities	76,620	92,410

Total current liabilities	356,727	375,983

Long-term liabilities:
Long-term debt, less current portion	2,165,177	2,181,460
Insurance reserves	24,642	23,314
Other accrued liabilities	20,486	19,339

Total long-term liabilities	2,210,305	2,224,113

Stockholders’ deficit:
Common stock	483	498
Additional paid-in capital	93	6,942
Retained deficit	(1,912,755)	(1,804,143)
Accumulated other comprehensive loss	(2,575)	(3,548)

Total stockholders’ deficit	(1,914,754)	(1,800,251)

Total liabilities and stockholders’ deficit	$652,278	$799,845

Note: The balance sheet at January 3, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands, except per share data)	June 19, 2016	June 14, 2015	June 19, 2016	June 14, 2015
Revenues:
Domestic Company-owned stores	$97,834	$88,794	$194,278	$181,169
Domestic franchise	69,675	60,827	137,826	122,601
Supply chain	339,259	302,903	674,954	614,559
International franchise	40,573	36,098	79,459	72,320

Total revenues	547,341	488,622	1,086,517	990,649

Cost of sales:
Domestic Company-owned stores	73,795	66,082	146,550	134,234
Supply chain	301,708	269,868	600,912	546,677

Total cost of sales	375,503	335,950	747,462	680,911

Operating margin	171,838	152,672	339,055	309,738
General and administrative	68,137	60,441	136,641	123,254

Income from operations	103,701	92,231	202,414	186,484
Interest income	197	57	473	139
Interest expense	(25,206)	(19,010)	(51,353)	(39,163)

Income before provision for income taxes	78,692	73,278	151,534	147,460
Provision for income taxes	29,431	27,369	56,822	55,262

Net income	$49,261	$45,909	$94,712	$92,198

Earnings per share:
Common stock - basic	$1.00	$0.84	$1.92	$1.68
Common stock - diluted	0.98	0.81	1.86	1.62
Dividends declared per share	$0.38	$0.31	$0.76	$0.62

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands)	June 19, 2016	June 14, 2015	June 19, 2016	June 14, 2015
Net income	$49,261	$45,909	$94,712	$92,198
Other comprehensive income (loss), before tax:
Currency translation adjustment	456	77	1,113	(733)
Tax attributes of items in other comprehensive income (loss):
Currency translation adjustment	(68)	84	(140)	465

Other comprehensive income (loss), net of tax	388	161	973	(268)

Comprehensive income	$49,649	$46,070	$95,685	$91,930

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
(In thousands)	June 19, 2016	June 14, 2015
Cash flows from operating activities:
Net income	$94,712	$92,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,756	15,028
Loss (gain) on sale/disposal of assets	247	(272)
Amortization of debt issuance costs	3,133	2,550
Provision (benefit) for deferred income taxes	1,775	(1,964)
Non-cash compensation expense	8,617	7,776
Tax impact from equity-based compensation	(34,852)	(7,556)
Other	16	(725)
Changes in operating assets and liabilities	(20,951)	(3,441)

Net cash provided by operating activities	69,453	103,594

Cash flows from investing activities:
Capital expenditures	(25,045)	(20,238)
Proceeds from sale of assets	2,765	8,785
Changes in restricted cash	73,505	24,137
Other	(904)	1,449

Net cash provided by investing activities	50,321	14,133

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,000	—
Repayments of long-term debt and capital lease obligations	(39,878)	(141)
Proceeds from exercise of stock options	10,848	2,067
Tax impact from equity-based compensation	34,852	7,556
Purchases of common stock	(224,139)	(97,634)
Tax payments for restricted stock upon vesting	(3,036)	(3,737)
Payments of common stock dividends and equivalents	(19,099)	(31,039)

Net cash used in financing activities	(230,452)	(122,928)

Effect of exchange rate changes on cash and cash equivalents	(466)	237

Change in cash and cash equivalents	(111,144)	(4,964)
Cash and cash equivalents, at beginning of period	133,449	30,855

Cash and cash equivalents, at end of period	$22,305	$25,891

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 19, 2016

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended June 19, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2017.

2. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended June 19, 2016 and June 14, 2015
	Domestic Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2016	$167,509	$367,858	$40,573	$(28,599)	$—	$547,341
2015	149,621	327,374	36,098	(24,471)	—	488,622
Income from operations
2016	$58,731	$29,299	$32,204	N/A	$(16,533)	$103,701
2015	52,723	26,012	29,569	N/A	(16,073)	92,231
Segment Income
2016	$60,936	$31,682	$32,238	N/A	$(8,739)	$116,117
2015	54,279	28,315	29,509	N/A	(9,303)	102,800

	Two Fiscal Quarters Ended June 19, 2016 and June 14, 2015
	Domestic Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2016	$332,104	$730,377	$79,459	$(55,423)	$—	$1,086,517
2015	303,770	665,130	72,320	(50,571)	—	990,649
Income from operations
2016	$117,150	$57,644	$61,945	N/A	$(34,325)	$202,414
2015	108,250	53,207	58,284	N/A	(33,257)	186,484
Segment Income
2016	$121,405	$62,354	$62,010	N/A	$(17,735)	$228,034
2015	111,552	57,771	58,258	N/A	(18,565)	209,016

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19, 2016	June 14, 2015	June 19, 2016	June 14, 2015
Total Segment Income	$116,117	$102,800	$228,034	$209,016
Depreciation and amortization	(8,535)	(7,681)	(16,756)	(15,028)
(Loss) gain on sale/disposal of assets	(161)	422	(247)	272
Non-cash compensation expense	(3,720)	(3,310)	(8,617)	(7,776)

Income from operations	103,701	92,231	202,414	186,484
Interest income	197	57	473	139
Interest expense	(25,206)	(19,010)	(51,353)	(39,163)

Income before provision for income taxes	$78,692	$73,278	$151,534	$147,460

3. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19, 2016	June 14, 2015	June 19, 2016	June 14, 2015
Net income available to common stockholders - basic and diluted	$49,261	$45,909	$94,712	$92,198

Basic weighted average number of shares	49,213,330	54,833,094	49,455,412	55,020,404
Earnings per share - basic	$1.00	$0.84	$1.92	$1.68
Diluted weighted average number of shares	50,459,754	56,628,237	50,846,941	56,820,743
Earnings per share - diluted	$0.98	$0.81	$1.86	$1.62

The denominators used in calculating diluted earnings per share for common stock for the second quarter of 2016 and two fiscal quarters of 2016 do not include 216,690 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the second quarter of 2016 and two fiscal quarters of 2016 do not include 17,870 and 23,560 restricted performance shares, respectively, as the effect of including these shares would have been anti-dilutive. The denominators used in calculating diluted earnings per share for common stock for the second quarter and two fiscal quarters of 2015 do not include 70,910 options to purchase common stock, as the effect of including these options would have been anti-dilutive.

4. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the two fiscal quarters of 2016.

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at January 3, 2016	49,838,221	$498	$6,942	$(1,804,143)	$(3,548)
Net income	—	—	—	94,712	—
Common stock dividends	—	—	—	(37,330)	—
Issuance of common stock, net	20,200	—	—	—	—
Tax payments for restricted stock upon vesting	(24,947)	—	(3,036)	—	—
Purchases of common stock	(2,302,062)	(23)	(58,122)	(165,994)	—
Exercise of stock options	805,100	8	10,840	—	—
Tax impact from equity-based compensation	—	—	34,852	—	—
Non-cash compensation expense	—	—	8,617	—	—
Currency translation adjustment, net of tax	—	—	—	—	973

Balance at June 19, 2016	48,336,512	$483	$93	$(1,912,755)	$(2,575)

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

5. Dividends

During the second quarter of 2016, on April 26, 2016, the Company’s Board of Directors declared a $0.38 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2016 which was paid on June 30, 2016. The Company had approximately $18.8 million accrued for common stock dividends at June 19, 2016.

Subsequent to the second quarter, on July 20, 2016, the Company’s Board of Directors declared a $0.38 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2016 to be paid on September 30, 2016.

6. Accumulated Other Comprehensive Loss

The approximately $2.6 million of accumulated other comprehensive loss at June 19, 2016 and the approximately $3.5 million of accumulated other comprehensive loss at January 3, 2016 represent currency translation adjustments, net of tax. There were no reclassifications out of accumulated other comprehensive loss to net income in the two fiscal quarters of 2016 or the two fiscal quarters of 2015.

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

During the second quarter of 2016, the Company repurchased and retired 1,845,126 shares of its common stock under its Board of Directors approved open market share repurchase program for a total of approximately $224.1 million. On May 25, 2016, the Board of Directors approved an increase to the Company’s open market share repurchase program, so that the Company had an aggregate of $250.0 million available for future share repurchases as of May 25, 2016. As of June 19, 2016, the end of the second quarter, the Company had a total remaining authorized amount for share repurchases of approximately $225.2 million.

Subsequent to the second quarter of 2016, the Company repurchased and retired 85,020 shares for approximately $10.8 million. As of July 14, 2016, the Company had $214.5 million remaining for future share repurchases under its Board of Directors approved open market share repurchase program.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at June 19, 2016 and January 3, 2016:

	At June 19, 2016
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$9,678	$9,678	$—	$—
Restricted cash equivalents	70,263	70,263	—	—
Investments in marketable securities	7,110	7,110	—	—

	At January 3, 2016
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$108,766	$108,766	$—	$—
Restricted cash equivalents	128,554	128,554	—	—
Investments in marketable securities	6,054	6,054	—	—

At June 19, 2016, management estimates that the approximately $929.4 million in principal amount of outstanding fixed rate notes from its 2012 recapitalization had a fair value of approximately $964.8 million; and at January 3, 2016, management estimates that the approximately $962.7 million in principal amount of outstanding fixed rate notes from its 2012 recapitalization had a fair value of approximately $991.6 million.

At June 19, 2016, management estimates that the $497.5 million in principal amount of outstanding five-year fixed rate notes from its 2015 recapitalization had a fair value of approximately $504.5 million; and at January 3, 2016, management estimates that the $500.0 million in principal amount of outstanding five-year fixed rate notes from its 2015 recapitalization had a fair value of approximately $489.5 million. At June 19, 2016, management estimates that the $796.0 million in principal amount of outstanding ten-year fixed rate notes from its 2015 recapitalization had a fair value of approximately $812.7 million; and at January 3, 2016, management estimates that the $800.0 million in principal amount of outstanding ten-year fixed rate notes from its 2015 recapitalization had a fair value of approximately $781.6 million.

The fixed rate notes are classified as a Level 2 measurement, as the Company estimates the fair value amount by using available market information. The Company obtained quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and, at times, trade these notes. The Company also performed its own internal analysis based on the information gathered from public markets, including information on notes that are similar to those of the Company. However, considerable judgment is required to interpret market data to estimate fair value. Accordingly, the fair value estimates presented are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values stated above.

9. Legal Matters

On February 14, 2011, Domino’s Pizza LLC was named as a defendant in a lawsuit along with Fischler Enterprises of C.F., Inc., a franchisee, and Jeffrey S. Kidd, the franchisee’s delivery driver, filed by Yvonne Wiederhold, the plaintiff, as Personal Representative of the Estate of Richard E. Wiederhold, deceased. The case involved a traffic accident in which the franchisee’s delivery driver is alleged to have caused an accident involving a vehicle driven by Richard Wiederhold. Mr. Wiederhold sustained spinal injuries resulting in quadriplegia and passed away several months after the accident. The jury returned a $10.1 million judgment for the plaintiff where the Company and Mr. Kidd were found to be 90% liable (after certain offsets and other deductions the final verdict was $8.9 million). In the second quarter of 2016, the trial court ruled on all post-judgment motions and entered the judgment. The Company denies liability and is in the process of filing an appeal of the verdict on a variety of grounds.

On September 11, 2012, Domino’s Pizza LLC was named as a defendant in a lawsuit along with MAC Pizza Management, Inc., a large franchisee, and Joshua Balka, the franchisee’s delivery driver, filed by Raghurami Reddy, the plaintiff. The case involved a traffic accident in which the franchisee’s delivery driver collided with another vehicle, where the driver of the other vehicle sustained head injuries and the passenger of the other vehicle sustained fatal injuries. The jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denied liability and filed an appeal of the verdict on a variety of grounds. In the first quarter of 2015, the appellate court reversed the trial court’s decision and dismissed the claims against the Company. The plaintiff filed a Petition for Review with the Supreme Court of the State of Texas. The Company filed opposition to the writ of review and asserted that the claims were appropriately dismissed by the Court of Appeals of the State of Texas. In the second quarter of 2016, the Texas Supreme Court rejected the plaintiffs’ writ of certiorari, leaving the appellate court’s favorable decision to stand.

10. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $0.7 million at June 19, 2016 and $1.1 million at June 14, 2015.

During the two fiscal quarters of 2015, the Company renewed the capital lease of a supply chain center building and extended the term of the lease through August 2028. As a result of the new lease, the Company recorded non-cash financing activities of $3.4 million for the increase in capital lease assets and liabilities during the first quarter of 2015.

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

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. In addition, ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact of these ASUs on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2016 and 2015 second quarters referenced herein represent the twelve-week periods ended June 19, 2016 and June 14, 2015. The 2016 and 2015 two fiscal quarters referenced herein represent the twenty-four-week periods ended June 19, 2016 and June 14, 2015.

Overview

Domino’s is the second largest pizza restaurant chain in the world, with more than 12,900 locations in over 80 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties to our independent franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they profit by sub-franchising and selling ingredients and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

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

	Second Quarter of 2016		Second Quarter of 2015		Two Fiscal Quarters of 2016		Two Fiscal Quarters of 2015
Global retail sales growth	+11.7%		+7.5%		+9.5%		+8.9%
Same store sales growth:
Domestic Company-owned stores	+9.1%		+12.5%		+6.5%		+14.2%
Domestic franchise stores	+9.8%		+12.8%		+8.2%		+13.6%

Domestic stores	+9.7%		+12.8%		+8.0%		+13.7%
International stores (excluding foreign currency impact)	+7.1%		+6.7%		+7.5%		+7.2%
Store counts (at end of period):
Domestic Company-owned stores	386		376
Domestic franchise stores	4,859		4,722

Domestic stores	5,245		5,098
International stores	7,691		6,827

Total stores	12,936		11,925

Income statement data:
Total revenues	$547.3	100.0%	$488.6	100.0%	$1,086.5	100.0%	$990.6	100.0%
Cost of sales	375.5	68.6%	336.0	68.8%	747.5	68.8%	680.9	68.7%
General and administrative	68.1	12.4%	60.4	12.3%	136.6	12.6%	123.3	12.5%

Income from operations	103.7	19.0%	92.2	18.9%	202.4	18.6%	186.5	18.8%
Interest expense, net	(25.0)	(4.6)%	(19.0)	(3.9)%	(50.9)	(4.7)%	(39.0)	(3.9)%

Income before provision for income taxes	78.7	14.4%	73.3	15.0%	151.5	13.9%	147.5	14.9%
Provision for income taxes	29.4	5.4%	27.4	5.6%	56.8	5.2%	55.3	5.6%

Net income	$49.3	9.0%	$45.9	9.4%	$94.7	8.7%	$92.2	9.3%

During the second quarter and two fiscal quarters of 2016, we sustained our strong domestic same store sales performance and also continued our solid growth in international same store sales. Our Domino’s Piece of the Pie RewardsTM loyalty program contributed significantly to our domestic same store sales performance. Additionally, we remained focused on growing online ordering and improving the digital customer experience through our technology platforms.

We also continued our global expansion with the opening of 244 net new stores in the second quarter of 2016, bringing our year-to date total to 406 stores. We opened 215 net new stores internationally and 29 net new stores domestically during the second quarter of 2016. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations, and marketing initiatives have combined to strengthen our brand.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 11.7% in the second quarter of 2016 and 9.5% in the two fiscal quarters of 2016. These increases were driven primarily by domestic and international same store sales growth, as well as an increase in our worldwide store counts during the trailing four quarters. The impact of foreign currency exchange rates partially offset these increases, resulting from a generally stronger U.S. dollar when compared to the currencies in the international markets in which we compete. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products, marketing and technology platforms. International same store sales growth also reflected continued strong performance.

Total revenues increased $58.7 million, or 12.0%, in the second quarter of 2016, and $95.9 million, or 9.7% in the two fiscal quarters of 2016. These increases were due primarily to higher supply chain volumes resulting from order and store count growth, as well as higher Company-owned store, domestic franchise and international franchise revenues resulting from same store sales and store count growth. These increases were offset in part by the negative impact of changes in foreign currency exchange rates on international franchise royalties and international supply chain revenues. These changes in revenues are described in more detail below.

Income from operations increased $11.5 million, or 12.4%, in the second quarter of 2016, and $15.9 million, or 8.5%, in the two fiscal quarters of 2016. These increases were driven by higher royalty revenues from domestic and international franchise stores, as well as increased supply chain volumes. Higher general and administrative expenses partially offset these increases.

Net income increased $3.4 million, or 7.3%, in the second quarter of 2016, and $2.5 million, or 2.7%, in the two fiscal quarters of 2016. These increases were driven by higher income from operations, as noted above. Higher interest expense as a result of our recapitalization in 2015 partially offset these increases.

Revenues

	Second Quarter of 2016		Second Quarter of 2015		Two Fiscal Quarters of 2016		Two Fiscal Quarters of 2015
Domestic Company-owned stores	$97.8	17.9%	$88.8	18.2%	$194.3	17.9%	$181.2	18.3%
Domestic franchise	69.7	12.7%	60.8	12.4%	137.8	12.7%	122.6	12.4%
Supply chain	339.3	62.0%	302.9	62.0%	675.0	62.1%	614.6	62.0%
International franchise	40.6	7.4%	36.1	7.4%	79.5	7.3%	72.3	7.3%

Total revenues	$547.3	100.0%	$488.6	100.0%	$1,086.5	100.0%	$990.6	100.0%

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

Domestic Stores Revenues

	Second Quarter of 2016		Second Quarter of 2015		Two Fiscal Quarters of 2016		Two Fiscal Quarters of 2015
Domestic Company-owned stores	$97.8	58.4%	$88.8	59.3%	$194.3	58.5%	$181.2	59.6%
Domestic franchise	69.7	41.6%	60.8	40.7%	137.8	41.5%	122.6	40.4%

Domestic stores	$167.5	100.0%	$149.6	100.0%	$332.1	100.0%	$303.8	100.0%

Domestic stores revenues increased $17.9 million, or 12.0%, in the second quarter of 2016, and $28.3 million, or 9.3%, in the two fiscal quarters of 2016. These increases were driven by royalty revenues earned on higher franchise same store sales and higher domestic Company-owned same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations increased $9.0 million, or 10.2%, in the second quarter of 2016, and $13.1 million, or 7.2%, in the two fiscal quarters of 2016. Domestic Company-owned same store sales increased 9.1% in the second quarter of 2016, and 6.5% in the two fiscal quarters of 2016. This compared to an increase of 12.5% in the second quarter of 2015 and 14.2% in the two fiscal quarters of 2015. An increase in the average number of Company-owned stores open during the second quarter and two fiscal quarters of 2016 also contributed, to a lesser extent.

Domestic Franchise

Revenues from domestic franchise operations increased $8.9 million, or 14.5%, in the second quarter of 2016, and $15.2 million, or 12.4%, in the two fiscal quarters of 2016. These increases were driven by growth of 9.8% in same store sales in the second quarter of 2016 and an 8.2% increase in the two fiscal quarters of 2016. This compared to an increase of 12.8% in the second quarter of 2015, and 13.6% in the two fiscal quarters of 2015. An increase in the average number of domestic franchised stores open during the second quarter and two fiscal quarters of 2016 also contributed, to a lesser extent. Revenues further benefited from fees paid by franchisees for technology initiatives.

Supply Chain Revenues

	Second Quarter of 2016		Second Quarter of 2015		Two Fiscal Quarters of 2016		Two Fiscal Quarters of 2015
Domestic supply chain	$309.4	91.2%	$276.9	91.4%	$617.0	91.4%	$563.0	91.6%
International supply chain	29.9	8.8%	26.0	8.6%	58.0	8.6%	51.6	8.4%

Total supply chain	$339.3	100.0%	$302.9	100.0%	$675.0	100.0%	$614.6	100.0%

In fiscal 2016, the Company began managing the Alaska and Hawaii supply chain centers as part of its domestic supply chain business. Prior to fiscal 2016, these centers were managed as part of the Company’s international supply chain business. Revenues from these supply chain centers are included in the second quarter of 2016 and the second quarter of 2015 domestic supply chain revenues, as well as the two fiscal quarters of 2016 and the two fiscal quarters of 2015 in the table above.

Domestic Supply Chain

Domestic supply chain revenues increased $32.5 million, or 11.7%, in the second quarter of 2016, and $54.0 million, or 9.6%, in the two fiscal quarters of 2016. These increases were primarily attributable to higher volumes from increased order counts at the store level as well as store count growth. Our commodity market basket remained relatively flat during the second quarter of 2016 and two fiscal quarters of 2016, as decreases in cheese costs were offset by higher meat prices. We estimate that the lower cheese block price resulted in an approximate $0.7 million decrease in domestic supply chain revenues during the second quarter of 2016, and an approximate $1.1 million decrease in the two fiscal quarters of 2016.

International Supply Chain

Revenues from international supply chain operations increased $3.9 million, or 14.9%, in the second quarter of 2016, and $6.4 million, or 12.5%, in the two fiscal quarters of 2016. The increases resulted primarily from higher volumes, but were partially offset by an approximate $1.3 million negative impact of foreign currency exchange rates in the second quarter of 2016 and an approximate $4.1 million negative impact of foreign currency exchange rates in the two fiscal quarters of 2016.

International Franchise Revenues

Revenues from international franchise operations increased $4.5 million, or 12.4%, in the second quarter of 2016, and $7.2 million, or 9.9%, in the two fiscal quarters of 2016. These increases were due to higher same store sales and an increase in the average number of international stores open during each period. These increases were offset in part by the negative impact of changes in foreign currency exchange rates of approximately $1.8 million in the second quarter of 2016, and $4.7 million in the two fiscal quarters of 2016. Excluding the impact of foreign currency exchange rates, same store sales increased 7.1% in the second quarter of 2016, and 7.5% in the two fiscal quarters of 2016. This compared to an increase of 6.7% in the second quarter of 2015, and 7.2% in the two fiscal quarters of 2015. Including the impact of foreign currency in the second quarter and two fiscal quarters of 2016, same store sales increased 2.8% from the second quarter of 2015, and 1.8% from the two fiscal quarters of 2015.

Cost of Sales / Operating Margin

	Second Quarter of 2016		Second Quarter of 2015		Two Fiscal Quarters of 2016		Two Fiscal Quarters of 2015
Consolidated revenues	$547.3	100.0%	$488.6	100.0%	$1,086.5	100.0%	$990.6	100.0%
Consolidated cost of sales	375.5	68.6%	336.0	68.8%	747.5	68.8%	680.9	68.7%

Consolidated operating margin	$171.8	31.4%	$152.7	31.2%	$339.1	31.2%	$309.7	31.3%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, occupancy, and delivery costs.

Consolidated operating margin (which we define as revenues less cost of sales) increased $19.1 million, or 12.6%, in the second quarter of 2016, and $29.4 million, or 9.5%, in the two fiscal quarters of 2016. Higher domestic and international franchise revenues as well as higher supply chain volumes contributed to the increased operating margin in the second quarter of 2016 and the two fiscal quarters of 2016. Franchise revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the operating margin increased 0.2 percentage points in the second quarter of 2016, and decreased 0.1 percentage points in the two fiscal quarters of 2016. In the second quarter of 2016, a higher percentage of international and domestic royalty revenue positively impacted the margin. This increase was offset in part by lower Company-owned store operating margins.

In the two fiscal quarters of 2016, lower Company-owned store operating margins negatively impacted the margin. This decrease was partially offset by a higher percentage of international and domestic royalty revenue.

Domestic Company-Owned Stores Operating Margin

	Second Quarter of 2016		Second Quarter of 2015		Two Fiscal Quarters of 2016		Two Fiscal Quarters of 2015
Revenues	$97.8	100.0%	$88.8	100.0%	$194.3	100.0%	$181.2	100.0%
Cost of sales	73.8	75.4%	66.1	74.4%	146.6	75.4%	134.2	74.1%

Store operating margin	$24.0	24.6%	$22.7	25.6%	$47.7	24.6%	$46.9	25.9%

The domestic Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) increased $1.3 million, or 5.8%, in the second quarter of 2016. The operating margin also increased $0.8 million, or 1.7%, in the two fiscal quarters of 2016. These increases were due primarily to higher same store sales and lower delivery expenses. Higher food costs, labor rates, transaction-related expenses, and insurance expenses partially offset these positive factors.

As a percentage of store revenues, the store operating margin decreased 1.0 percentage points in the second quarter of 2016, and 1.3 percentage points in the two fiscal quarters, as discussed in more detail below.

•	Food costs increased 0.6 percentage points to 26.6% in second quarter of 2016, and 0.1 percentage points to 26.4% in the two fiscal quarters of 2016. The increase in the second quarter of 2016 was due primarily to promotional activities.

•	Labor and related costs increased 0.1 percentage points in the second quarter of 2016 to 29.4%, and 0.7 percentage points in the two fiscal quarters of 2016 to 29.8%. These increases were due to higher wages resulting primarily from an increase in labor rates in certain markets.

•	Insurance costs increased 0.5 percentage points to 3.4% in the second quarter of 2016, and 0.4 percentage points to 3.2% in the two fiscal quarters of 2016. These increases were driven by increased frequency and severity of casualty insurance claims.

•	Transaction-related expenses increased 0.4 percentage points to 2.1% in the second quarter of 2016, and 0.4 percentage points to 2.1% in the two fiscal quarters of 2016.

•	Delivery expenses decreased 0.3 percentage points to 3.4% in the second quarter of 2016, and 0.4 percentage points to 3.4% in the two fiscal quarters of 2016, due primarily to lower fuel prices.

Supply Chain Operating Margin

	Second Quarter of 2016		Second Quarter of 2015		Two Fiscal Quarters of 2016		Two Fiscal Quarters of 2015
Revenues	$339.3	100.0%	$302.9	100.0%	$675.0	100.0%	$614.6	100.0%
Cost of sales	301.7	88.9%	269.9	89.1%	600.9	89.0%	546.7	89.0%

Supply chain operating margin	$37.6	11.1%	$33.0	10.9%	$74.0	11.0%	$67.9	11.0%

The supply chain operating margin increased $4.6 million, or 13.7%, in the second quarter of 2016, and $6.1 million, or 9.1%, in the two fiscal quarters of 2016. These increases were driven by higher volumes from store count growth and increased store order counts.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.2 percentage points in the second quarter of 2016, and remained flat in the two fiscal quarters of 2016. In both the second quarter of 2016 and the two fiscal quarters of 2016, higher volumes and lower fuel costs benefited the operating margin while higher labor and casualty insurance claims negatively impacted the operating margin. Food costs as a percentage of supply chain revenues decreased in the second quarter of 2016. Our commodity market basket remained relatively flat during the second quarter of 2016 and two fiscal quarters of 2016, as decreases in cheese costs were offset by higher meat prices. Decreases in certain commodity prices have a positive effect on the supply chain operating margin percentage due to the fixed dollar margin earned by supply chain on certain food items. The cheese block price per pound averaged $1.40 in the second quarter of 2016 as compared to $1.59 in the second quarter of 2015. The cheese block price per pound averaged $1.43 in the two fiscal quarters of 2016 as compared to $1.57 in the two fiscal quarters of 2015. Changes in our U.S. cheese prices decreased both revenues and costs by $0.7 million in the second quarter of 2016 and by $1.1 million in the two fiscal quarters of 2016. If our U.S. cheese prices for 2016 had been in effect during 2015, the supply chain operating margin as a percentage of supply chain revenues would have remained the same in the second quarter of 2015 and two fiscal quarters of 2015. The dollar margin would also have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $7.7 million, or 12.7%, in the second quarter of 2016, and $13.4 million, or 10.9%, in the two fiscal quarters of 2016. These increases were primarily driven by continued investments in technology, specifically in e-commerce and other technological initiatives, as well as other labor and related expenses. Investments in labor and other expenses to support the growth of our international markets and performance-based compensation expenses also contributed to these increases.

Interest Expense

Interest expense increased $6.2 million to $25.2 million in the second quarter of 2016, and $12.2 million to $51.4 million in the two fiscal quarters of 2016. The increases were driven by a higher average debt balance as a result of the 2015 recapitalization and were offset in part by a lower weighted average borrowing rate.

The Company’s weighted average borrowing rate decreased to 4.6% in the second quarter of 2016 and the two fiscal quarters of 2016, from 5.3% in the second quarter and the two fiscal quarters of 2015. The decreases in the Company’s weighted average borrowing rate resulted from the lower interest rates on the new debt issued as part of the 2015 recapitalization.

Provision for Income Taxes

Provision for income taxes increased $2.1 million to $29.4 million in the second quarter of 2016, and $1.6 million to $56.8 million in the two fiscal quarters of 2016 due primarily to higher pre-tax income. The effective tax rate increased slightly to 37.4% during the second quarter of 2016 as compared to the second quarter of 2015, and remained flat at 37.5% during the two fiscal quarters of 2016 as compared to the two fiscal quarters of 2015.

Liquidity and Capital Resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of June 19, 2016, we had negative working capital of $13.7 million, excluding restricted cash and cash equivalents of $107.4 million and including total unrestricted cash and cash equivalents of $22.3 million.

As of June 19, 2016, we had approximately $80.7 million of restricted cash held for future principal and interest payments, $26.6 million of restricted cash held in a three-month interest reserve as required by the related debt agreements, and $0.1 million of other restricted cash for a total of $107.4 million of restricted cash and cash equivalents.

As of June 19, 2016, we had approximately $2.21 billion of long-term debt, of which $48.9 million was classified as a current liability. Our fixed rate notes from the recapitalizations we completed in 2015 and 2012 have original scheduled principal payments of $59.0 million in 2016, $38.6 million in each of 2017 and 2018, $878.5 million in 2019, $488.0 million in 2020, $8.0 million in each of 2021 through 2024 and $728.0 million in 2025. As of June 19, 2016, we had $46.2 million of outstanding letters of credit, $10.0 million of borrowings, and $68.8 million of available capacity under our $125.0 million variable funding note facility. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. However, our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes.

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

In the second quarter of 2016, the Company repurchased and retired 1,845,126 shares of common stock for a total of approximately $224.1 million. On May 25, 2016, the Board of Directors approved an increase to the Company’s open market share repurchase program, so that the Company had an aggregate of $250.0 million available for future share repurchases as of that date. As of June 19, 2016, the end of the second quarter, the Company had a total remaining authorized amount for share repurchases of approximately $225.2 million. We continue to maintain our flexibility to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the variable funding notes) availability under the variable funding notes for, among other things, the repurchase of shares under the current authorized program, the payment of dividends and other corporate uses.

During the second quarter of 2016, the Company’s Board of Directors declared a $0.38 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2016 which was paid on June 30, 2016. The Company had approximately $18.8 million accrued for common stock dividends at June 19, 2016. Subsequent to the second quarter, the Company’s Board of Directors declared a $0.38 per share quarterly dividend for shareholders of record as of September 15, 2016 to be paid on September 30, 2016.

During the second quarter and two fiscal quarters of 2016, we experienced increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international and domestic businesses continued to grow store counts in the second quarter of 2016. These factors contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. We did not have any material commitments for capital expenditures as of June 19, 2016.

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

The following table illustrates the main components of our cash flows:

(In millions)	Two Fiscal Quarters of 2016	Two Fiscal Quarters of 2015
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$69.5	$103.6
Net cash provided by investing activities	50.3	14.1
Net cash used in financing activities	(230.5)	(122.9)
Exchange rate changes	(0.5)	0.2

Change in cash and cash equivalents	$(111.1)	$(5.0)

Operating Activities

Cash provided by operating activities was $69.5 million in the two fiscal quarters of 2016. This resulted from net income of $94.7 million generated during the period, which included net non-cash expenses of $4.3 million, and a $21.0 million decrease in cash from changes in operating assets and liabilities, primarily related to the timing of payments of accounts payable balances.

Cash provided by operating activities was $103.6 million in the two fiscal quarters of 2015. This was mainly the result of net income of $92.2 million that was generated during the quarter, which included net non-cash expenses of $14.8 million. Also, a $3.4 million decrease in cash from changes in operating assets and liabilities reduced the cash generated from operating activities, primarily related to the timing of tax payments.

Investing Activities

Cash provided by investing activities was $50.3 million in the two fiscal quarters of 2016, which consisted primarily of a decrease in restricted cash of $73.5 million due to scheduled payments on our long-term debt and proceeds from the sale of assets of $2.8 million. Capital expenditures totaling $25.0 million (driven by increased investments in our technological initiatives, Company-owned stores and supply chain centers) partially offset the cash provided by investing activities.

Cash provided by investing activities was $14.1 million in the two fiscal quarters of 2015, which consisted primarily of a decrease in restricted cash of $24.1 million due to scheduled payments on our long-term debt and proceeds from the sale of assets of $8.8 million. Capital expenditures of $20.2 million partially offset the cash provided by investing activities.

Financing Activities

We used $230.5 million of cash in financing activities in the two fiscal quarters of 2016. We used $224.1 million to repurchase and retire shares of common stock, and we made $39.9 million in payments on our long-term debt obligations, which included a required catch-up amortization payment on the fixed rate notes from the recapitalization we completed in 2012 upon exceeding the 4.5x leverage covenant as defined in the related agreements. We also paid $19.1 million in dividends to our shareholders, and made $3.0 million in tax payments for restricted stock upon vesting. The tax impact of equity-based compensation, proceeds from the exercise of stock options, and $10.0 million draw on our variable funding note facility partially offset these uses of cash in financing activities in the two fiscal quarters of 2016.

We used $122.9 million of cash in financing activities in the two fiscal quarters of 2015, primarily related to purchases of common stock and funding dividend payments to our shareholders. The tax impact of equity-based compensation and proceeds from exercise of stock options offset the use of cash in financing activities in the two fiscal quarters of 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company does not engage in speculative transactions nor does the Company hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we issued fixed rate notes and, at June 19, 2016, we are only exposed to interest rate risk on borrowings under our variable funding notes. As of June 19, 2016, we had $10.0 million of outstanding borrowings under our variable funding notes and $68.8 million available for borrowing, which is net of letters of credit issued of $46.2 million. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Total revenues of approximately 13.4% in the second quarter of 2016, approximately 13.1% in the second quarter of 2015, 13.1% in the two fiscal quarters of 2016, and 12.9% in the two fiscal quarters of 2015 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $5.2 million in the two fiscal quarters of 2016.

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

During the quarterly period ended June 19, 2016, there were no changes in the Company’s internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

As previously disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2016, on September 11, 2012, Domino’s Pizza LLC was named as a defendant in a lawsuit along with MAC Pizza Management, Inc., a large franchisee, and Joshua Balka, the franchisee’s delivery driver, filed by Raghurami Reddy, the plaintiff. The case involved a traffic accident in which the franchisee’s delivery driver collided with another vehicle, where the driver of the other vehicle sustained head injuries and the passenger of the other vehicle sustained fatal injuries. The jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denied liability and filed an appeal of the verdict on a variety of grounds. In the first quarter of 2015, the appellate court reversed the trial court’s decision and dismissed the claims against the Company. The plaintiff filed a Petition for Review with the Supreme Court of the State of Texas. The Company filed opposition to the writ of review and asserted that the claims were appropriately dismissed by the Court of Appeals of the State of Texas. In the second quarter of 2016, the Texas Supreme Court rejected the plaintiffs’ writ of certiorari, leaving the appellate court’s favorable decision to stand.

On February 14, 2011, Domino’s Pizza LLC was named as a defendant in a lawsuit along with Fischler Enterprises of C.F., Inc., a franchisee, and Jeffrey S. Kidd, the franchisee’s delivery driver, filed by Yvonne Wiederhold, the plaintiff, as Personal Representative of the Estate of Richard E. Wiederhold, deceased. The case involved a traffic accident in which the franchisee’s delivery driver is alleged to have caused an accident involving a vehicle driven by Richard Wiederhold. Mr. Wiederhold sustained spinal injuries resulting in quadriplegia and passed away several months after the accident. The jury returned a $10.1 million judgment for the plaintiff where the Company and Mr. Kidd were found to be 90% liable (after certain offsets and other deductions the final verdict was $8.9 million). In the second quarter of 2016, the trial court ruled on all post-judgment motions and entered the judgment. The Company denies liability and is in the process of filing an appeal of the verdict on a variety of grounds.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #4 (March 28, 2016 to April 24, 2016)	1,569	$131.86	—	$200,000,000
Period #5 (April 25, 2016 to May 22, 2016)	1,111,558	120.71	1,109,181	66,106,412
Period #6 (May 23, 2016 to June 19, 2016) (2)	737,507	122.62	735,945	225,247,185

Total	1,850,634	$121.48	1,845,126	$225,247,185

(1)	Includes 5,508 shares purchased in the second quarter of 2016 which were purchased as part of the Company’s employee stock purchase discount plan. During the second quarter, the shares were purchased at an average price of $124.01.
(2)	The Board of Directors reset the open market share repurchase program so that the Company had $250.0 million remaining for future share repurchases at May 25, 2016. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

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

DOMINO’S PIZZA, INC. (Registrant)

Date: July 21, 2016	/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence Chief Financial Officer