Form 10-Q
period 2016-09-11
DOMINOS PIZZA INC
filed 2016-10-18
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 11, 2016

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

As of October 11, 2016, Domino’s Pizza, Inc. had 48,078,847 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

		January 3, 2016
(In thousands)	September 11, 2016	(Note)
Assets
Current assets:
Cash and cash equivalents	$29,981	$133,449
Restricted cash and cash equivalents	123,569	180,940
Accounts receivable	138,107	131,582
Inventories	38,834	36,861
Prepaid expenses and other	26,865	20,646
Advertising fund assets, restricted	115,234	99,159

Total current assets	472,590	602,637

Property, plant and equipment:
Land and buildings	29,105	29,064
Leasehold and other improvements	116,893	111,071
Equipment	197,107	186,405
Construction in progress	6,409	9,633

	349,514	336,173
Accumulated depreciation and amortization	(216,913)	(204,283)

Property, plant and equipment, net	132,601	131,890

Other assets:
Goodwill	16,097	16,097
Capitalized software	36,028	28,505
Other assets	16,467	14,851
Deferred income taxes	2,824	5,865

Total other assets	71,416	65,318

Total assets	$676,607	$799,845

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$73,877	$59,333
Accounts payable	103,994	106,927
Dividends payable	18,547	557
Insurance reserves	18,371	17,597
Advertising fund liabilities	115,234	99,159
Other accrued liabilities	80,494	92,410

Total current liabilities	410,517	375,983

Long-term liabilities:
Long-term debt, less current portion	2,156,884	2,181,460
Insurance reserves	24,629	23,314
Other accrued liabilities	20,723	19,339

Total long-term liabilities	2,202,236	2,224,113

Stockholders’ deficit:
Common stock	481	498
Additional paid-in capital	138	6,942
Retained deficit	(1,934,177)	(1,804,143)
Accumulated other comprehensive loss	(2,588)	(3,548)

Total stockholders’ deficit	(1,936,146)	(1,800,251)

Total liabilities and stockholders’ deficit	$676,607	$799,845

Note: The balance sheet at January 3, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11,	September 6,	September 11,	September 6,
(In thousands, except per share data)	2016	2015	2016	2015
Revenues:
Domestic Company-owned stores	$100,966	$86,456	$295,243	$267,625
Domestic franchise	70,637	59,385	208,463	181,986
Supply chain	355,036	303,591	1,029,990	918,150
International franchise	40,038	35,264	119,497	107,584

Total revenues	566,677	484,696	1,653,193	1,475,345

Cost of sales:
Domestic Company-owned stores	77,221	70,032	223,771	204,266
Supply chain	315,553	272,710	916,465	819,387

Total cost of sales	392,774	342,742	1,140,236	1,023,653

Operating margin	173,903	141,954	512,957	451,692
General and administrative	72,992	61,411	209,632	184,665

Income from operations	100,911	80,543	303,325	267,027
Interest income	83	64	556	203
Interest expense	(25,180)	(19,979)	(76,533)	(59,142)

Income before provision for income taxes	75,814	60,628	227,348	208,088
Provision for income taxes	28,582	22,796	85,403	78,058

Net income	$47,232	$37,832	$141,945	$130,030

Earnings per share:
Common stock - basic	$0.98	$0.69	$2.90	$2.37
Common stock - diluted	0.96	0.67	2.82	2.30
Dividends declared per share	$0.38	$0.31	$1.14	$0.93

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11,	September 6,	September 11,	September 6,
(In thousands)	2016	2015	2016	2015
Net income	$47,232	$37,832	$141,945	$130,030
Other comprehensive income (loss), before tax:
Currency translation adjustment	(186)	(961)	927	(1,694)
Tax attributes of items in other comprehensive income (loss):
Currency translation adjustment	173	409	33	874

Other comprehensive income (loss), net of tax	(13)	(552)	960	(820)

Comprehensive income	$47,219	$37,280	$142,905	$129,210

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
	September 11,	September 6,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$141,945	$130,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,460	22,695
Loss (gain) on sale/disposal of assets	473	(73)
Amortization of debt issuance costs	4,562	3,825
Provision for deferred income taxes	2,657	959
Non-cash compensation expense	12,344	11,188
Tax impact from equity-based compensation	(41,479)	(15,745)
Other	(406)	(1,216)
Changes in operating assets and liabilities	17,061	15,645

Net cash provided by operating activities	162,617	167,308

Cash flows from investing activities:
Capital expenditures	(38,254)	(33,834)
Proceeds from sale of assets	4,658	10,464
Changes in restricted cash	57,371	29,933
Other	(1,669)	1,304

Net cash provided by investing activities	22,106	7,867

Cash flows from financing activities:
Proceeds from issuance of long-term debt	63,000	5,000
Repayments of long-term debt and capital lease obligations	(77,592)	(5,198)
Proceeds from exercise of stock options	12,324	4,459
Tax impact from equity-based compensation	41,479	15,745
Purchases of common stock	(283,858)	(138,550)
Tax payments for restricted stock upon vesting	(5,605)	(7,442)
Payments of common stock dividends and equivalents	(37,548)	(48,141)

Net cash used in financing activities	(287,800)	(174,127)

Effect of exchange rate changes on cash and cash equivalents	(391)	603

Change in cash and cash equivalents	(103,468)	1,651
Cash and cash equivalents, at beginning of period	133,449	30,855

Cash and cash equivalents, at end of period	$29,981	$32,506

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 11, 2016

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended September 11, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2017.

2. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended September 11, 2016 and September 6, 2015
	Domestic	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2016	$171,603	$383,719	$40,038	$(28,683)	$—	$566,677
2015	145,841	327,885	35,264	(24,294)	—	484,696
Income from operations
2016	$59,251	$31,401	$31,036	N/A	$(20,777)	$100,911
2015	45,482	23,729	27,922	N/A	(16,590)	80,543
Segment Income
2016	$61,683	$33,756	$31,100	N/A	$(12,971)	$113,568
2015	47,566	26,061	27,954	N/A	(9,760)	91,821

	Three Fiscal Quarters Ended September 11, 2016 and September 6, 2015
	Domestic	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2016	$503,706	$1,114,096	$119,497	$(84,106)	$—	$1,653,193
2015	449,611	993,015	107,584	(74,865)	—	1,475,345
Income from operations
2016	$176,401	$89,044	$92,981	N/A	$(55,101)	$303,325
2015	153,732	76,937	86,205	N/A	(49,847)	267,027
Segment Income
2016	$183,088	$96,110	$93,110	N/A	$(30,706)	$341,602
2015	159,118	83,832	86,211	N/A	(28,324)	300,837

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11,	September 6,	September 11,	September 6,
	2016	2015	2016	2015
Total Segment Income	$113,568	$91,821	$341,602	$300,837
Depreciation and amortization	(8,704)	(7,667)	(25,460)	(22,695)
(Loss) gain on sale/disposal of assets	(226)	(199)	(473)	73
Non-cash compensation expense	(3,727)	(3,412)	(12,344)	(11,188)

Income from operations	100,911	80,543	303,325	267,027
Interest income	83	64	556	203
Interest expense	(25,180)	(19,979)	(76,533)	(59,142)

Income before provision for income taxes	$75,814	$60,628	$227,348	$208,088

3. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11,	September 6,	September 11,	September 6,
	2016	2015	2016	2015
Net income available to common stockholders - basic and diluted	$47,232	$37,832	$141,945	$130,030

Basic weighted average number of shares	48,043,379	54,463,073	48,984,734	54,834,627
Earnings per share - basic	$0.98	$0.69	$2.90	$2.37
Diluted weighted average number of shares	49,242,182	56,115,670	50,309,217	56,584,913
Earnings per share - diluted	$0.96	$0.67	$2.82	$2.30

The denominators used in calculating diluted earnings per share for common stock for the third quarter of 2016 and three fiscal quarters of 2016 do not include 95,475 and 306,855 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the third quarter of 2016 and three fiscal quarters of 2016 do not include 58,030 and 84,320 restricted performance shares, respectively, as the effect of including these shares would have been anti-dilutive. The denominators used in calculating diluted earnings per share for common stock for both the third quarter and three fiscal quarters of 2015 do not include 188,080 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the third quarter of 2015 and three fiscal quarters of 2015 do not include 60,770 and 65,840 restricted performance shares, respectively, as the effect of including these shares would have been anti-dilutive.

4. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the three fiscal quarters of 2016.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 3, 2016	49,838,221	$498	$6,942	$(1,804,143)	$(3,548)
Net income	—	—	—	141,945	—
Common stock dividends and equivalents	—	—	—	(55,511)	—
Issuance of common stock, net	74,331	1	—	—	—
Tax payments for restricted stock upon vesting	(47,252)	—	(5,605)	—	—
Purchases of common stock	(2,714,322)	(27)	(67,363)	(216,468)	—
Exercise of stock options	926,390	9	12,315	—	—
Tax impact from equity-based compensation	—	—	41,479	—	—
Non-cash compensation expense	—	—	12,344	—	—
Other	—	—	26	—	—
Currency translation adjustment, net of tax	—	—	—	—	960

Balance at September 11, 2016	48,077,368	$481	$138	$(1,934,177)	$(2,588)

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

5. Dividends

During the third quarter of 2016, on July 20, 2016, the Company’s Board of Directors declared a $0.38 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2016 which was paid on September 30, 2016. The Company had approximately $18.5 million accrued for common stock dividends at September 11, 2016.

Subsequent to the third quarter, on October 14, 2016, the Company’s Board of Directors declared a $0.38 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 15, 2016 to be paid on December 30, 2016.

6. Accumulated Other Comprehensive Loss

The approximately $2.6 million of accumulated other comprehensive loss at September 11, 2016 and the approximately $3.5 million of accumulated other comprehensive loss at January 3, 2016 represent currency translation adjustments, net of tax. There were no reclassifications out of accumulated other comprehensive loss to net income in the three fiscal quarters of 2016 or the three fiscal quarters of 2015.

7. Open Market Share Repurchase Program

During the first quarter of 2016, the Company received and retired 456,936 shares of its common stock in connection with the final settlement of its previously announced $600.0 million ASR program.

During the third quarter of 2016, the Company repurchased and retired 412,260 shares of its common stock under its Board of Directors approved open market share repurchase program for a total of approximately $59.7 million. During the three fiscal quarters of 2016, the Company received and retired 456,936 shares of its common stock in connection with its ASR program and repurchased and retired 2,257,386 shares of its common stock for approximately $283.9 million. As of September 11, 2016, the end of the third quarter, the Company had a total remaining authorized amount for share repurchases of approximately $165.5 million.

During the third quarter of 2015, the Company repurchased and retired 365,460 shares of its common stock for approximately $40.9 million; during the three fiscal quarters of 2015, the Company repurchased and retired 1,293,924 shares of its common stock for approximately $138.6 million.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at September 11, 2016 and January 3, 2016:

	At September 11, 2016
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$12,051	$12,051	$—	$—
Restricted cash equivalents	69,451	69,451	—	—
Investments in marketable securities	7,558	7,558	—	—

	At January 3, 2016
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$108,766	$108,766	$—	$—
Restricted cash equivalents	128,554	128,554	—	—
Investments in marketable securities	6,054	6,054	—	—

At September 11, 2016, management estimates that the approximately $923.0 million in principal amount of outstanding fixed rate notes from its 2012 recapitalization had a fair value of approximately $945.2 million; and at January 3, 2016, management estimates that the approximately $962.7 million in principal amount of outstanding fixed rate notes from its 2012 recapitalization had a fair value of approximately $991.6 million.

At September 11, 2016, management estimates that the $496.3 million in principal amount of outstanding five-year fixed rate notes from its 2015 recapitalization had a fair value of approximately $501.2 million; and at January 3, 2016, management estimates that the $500.0 million in principal amount of outstanding five-year fixed rate notes from its 2015 recapitalization had a fair value of approximately $489.5 million. At September 11, 2016, management estimates that the $794.0 million in principal amount of outstanding ten-year fixed rate notes from its 2015 recapitalization had a fair value of approximately $801.1 million; and at January 3, 2016, management estimates that the $800.0 million in principal amount of outstanding ten-year fixed rate notes from its 2015 recapitalization had a fair value of approximately $781.6 million.

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

9. Legal Matters

On February 14, 2011, Domino’s Pizza LLC was named as a defendant in a lawsuit along with Fischler Enterprises of C.F., Inc., a franchisee, and Jeffrey S. Kidd, the franchisee’s delivery driver, filed by Yvonne Wiederhold, the plaintiff, as Personal Representative of the Estate of Richard E. Wiederhold, deceased. The case involved a traffic accident in which the franchisee’s delivery driver is alleged to have caused an accident involving a vehicle driven by Richard Wiederhold. Mr. Wiederhold sustained spinal injuries resulting in quadriplegia and passed away several months after the accident. The jury returned a $10.1 million judgment for the plaintiff where the Company and Mr. Kidd were found to be 90% liable (after certain offsets and other deductions the final verdict was $8.9 million). In the second quarter of 2016, the trial court ruled on all post-judgment motions and entered the judgment. The Company denies liability and in the third quarter of 2016 filed an appeal of the verdict on a variety of grounds.

On September 11, 2012, Domino’s Pizza LLC was named as a defendant in a lawsuit along with MAC Pizza Management, Inc., a large franchisee, and Joshua Balka, the franchisee’s delivery driver, filed by Raghurami Reddy, the plaintiff. The case involved a traffic accident in which the franchisee’s delivery driver collided with another vehicle, where the driver of the other vehicle sustained head injuries and the passenger of the other vehicle sustained fatal injuries. The jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denied liability and filed an appeal of the verdict on a variety of grounds. In the first quarter of 2015, the appellate court reversed the trial court’s decision and dismissed the claims against the Company. The plaintiff filed a Petition for Review with the Supreme Court of the State of Texas. The Company filed opposition to the writ of review and asserted that the claims were appropriately dismissed by the Court of Appeals of the State of Texas. In the second quarter of 2016, the Texas Supreme Court rejected the plaintiffs’ writ of certiorari, leaving the appellate court’s favorable decision to stand. During the fourth quarter of 2016, the Plaintiff filed a petition for writ of certiorari with the U.S. Supreme Court. The Company continues to assert that the claims were appropriately dismissed by the Court of Appeals of the State of Texas.

10. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $0.5 million at September 11, 2016 and $1.0 million at September 6, 2015.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2016 and 2015 third quarters referenced herein represent the twelve-week periods ended September 11, 2016 and September 6, 2015. The 2016 and 2015 three fiscal quarters referenced herein represent the thirty-six-week periods ended September 11, 2016 and September 6, 2015.

Overview

Domino’s is the second largest pizza restaurant chain in the world, with more than 13,200 locations in over 80 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties to our independent franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they profit by sub-franchising and selling ingredients and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

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

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2016		of 2015		Quarters of 2016		Quarters of 2015
Global retail sales growth	+14.9%		+6.1%		+11.3%		+8.0%
Same store sales growth:
Domestic Company-owned stores	+13.8%		+11.5%		+8.9%		+13.3%
Domestic franchise stores	+12.9%		+10.4%		+9.7%		+12.5%

Domestic stores	+13.0%		+10.5%		+9.7%		+12.6%
International stores (excluding foreign currency impact)	+6.6%		+7.7%		+7.2%		+7.4%
Store counts (at end of period):
Domestic Company-owned stores	387		377
Domestic franchise stores	4,886		4,735

Domestic stores	5,273		5,112
International stores	7,979		7,007

Total stores	13,252		12,119

Income statement data:
Total revenues	$566.7	100.0%	$484.7	100.0%	$1,653.2	100.0%	$1,475.3	100.0%
Cost of sales	392.8	69.3%	342.7	70.7%	1,140.2	69.0%	1,023.7	69.4%
General and administrative	73.0	12.9%	61.4	12.7%	209.6	12.7%	184.7	12.5%

Income from operations	100.9	17.8%	80.5	16.6%	303.3	18.3%	267.0	18.1%
Interest expense, net	(25.1)	(4.4)%	(19.9)	(4.1)%	(76.0)	(4.5)%	(58.9)	(4.0)%

Income before provision for income taxes	75.8	13.4%	60.6	12.5%	227.3	13.8%	208.1	14.1%
Provision for income taxes	28.6	5.1%	22.8	4.7%	85.4	5.2%	78.1	5.3%

Net income	$47.2	8.3%	$37.8	7.8%	$141.9	8.6%	$130.0	8.8%

During the third quarter and three fiscal quarters of 2016, we sustained our strong domestic same store sales performance and also continued our solid growth in international same store sales. Our Domino’s Piece of the Pie RewardsTM loyalty program contributed significantly to our domestic same store sales performance. Additionally, we remained focused on growing online ordering and improving the digital customer experience through our technology platforms.

We also continued our global expansion with the opening of 316 net new stores in the third quarter of 2016, bringing our year-to date total to 722 stores. We opened 288 net new stores internationally and 28 net new stores domestically during the third quarter of 2016. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations, and marketing initiatives have combined to strengthen our brand.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 14.9% in the third quarter of 2016 and 11.3% in the three fiscal quarters of 2016. These increases were driven primarily by domestic and international same store sales growth, as well as an increase in our worldwide store counts during the trailing four quarters. The impact of foreign currency exchange rates partially offset these increases, resulting from a generally stronger U.S. dollar when compared to the currencies in the international markets in which we compete. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products, marketing and technology platforms. International same store sales growth also reflected continued strong performance.

Total revenues increased $82.0 million, or 16.9%, in the third quarter of 2016, and $177.8 million, or 12.1% in the three fiscal quarters of 2016. These increases were due primarily to higher supply chain volumes resulting from order and store count growth, as well as higher Company-owned store, domestic franchise and international franchise revenues resulting from same store sales and store count growth. These increases were offset in part by the negative impact of changes in foreign currency exchange rates on international franchise royalties and international supply chain revenues. These changes in revenues are described in more detail below.

Income from operations increased $20.4 million, or 25.3%, in the third quarter of 2016, and $36.3 million, or 13.6%, in the three fiscal quarters of 2016. These increases were driven by higher royalty revenues from domestic and international franchise stores, as well as increased supply chain volumes and Company-owned store margins. Higher general and administrative expenses partially offset these increases.

Net income increased $9.4 million, or 24.8%, in the third quarter of 2016, and $11.9 million, or 9.2%, in the three fiscal quarters of 2016. These increases were driven by higher income from operations, as noted above. Higher interest expense as a result of our recapitalization in 2015 partially offset these increases.

Revenues

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2016		of 2015		Quarters of 2016		Quarters of 2015
Domestic Company-owned stores	$101.0	17.8%	$86.5	17.8%	$295.2	17.9%	$267.6	18.1%
Domestic franchise	70.6	12.5%	59.4	12.3%	208.5	12.6%	182.0	12.3%
Supply chain	355.0	62.6%	303.6	62.6%	1,030.0	62.3%	918.2	62.3%
International franchise	40.0	7.1%	35.3	7.3%	119.5	7.2%	107.6	7.3%

Total revenues	$566.7	100.0%	$484.7	100.0%	$1,653.2	100.0%	$1,475.3	100.0%

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

Domestic Stores Revenues

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2016		of 2015		Quarters of 2016		Quarters of 2015
Domestic Company-owned stores	$101.0	58.8%	$86.5	59.3%	$295.2	58.6%	$267.6	59.5%
Domestic franchise	70.6	41.2%	59.4	40.7%	208.5	41.4%	182.0	40.5%

Domestic stores	$171.6	100.0%	$145.8	100.0%	$503.7	100.0%	$449.6	100.0%

Domestic stores revenues increased $25.8 million, or 17.7%, in the third quarter of 2016, and $54.1 million, or 12.0%, in the three fiscal quarters of 2016. These increases were driven by royalty revenues earned on higher franchise same store sales and higher domestic Company-owned same store sales. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations increased $14.5 million, or 16.8%, in the third quarter of 2016, and $27.6 million, or 10.3% in the three fiscal quarters of 2016. Domestic Company-owned same store sales increased 13.8% in the third quarter of 2016, and 8.9% in the three fiscal quarters of 2016. This compared to an increase of 11.5% in the third quarter of 2015 and 13.3% in the three fiscal quarters of 2015. An increase in the average number of Company-owned stores open during the third quarter and three fiscal quarters of 2016 also contributed.

Domestic Franchise

Revenues from domestic franchise operations increased $11.2 million, or 18.9%, in the third quarter of 2016, and $26.5 million, or 14.5%, in the three fiscal quarters of 2016. These increases were driven by growth of 12.9% in same store sales in the third quarter of 2016 and a 9.7% increase in the three fiscal quarters of 2016. This compared to an increase of 10.4% in the third quarter of 2015, and 12.5% in the three fiscal quarters of 2015. An increase in the average number of domestic franchised stores open during the third quarter and three fiscal quarters of 2016 also contributed. Revenues further benefited from fees paid by franchisees for technology initiatives.

Supply Chain Revenues

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2016		of 2015		Quarters of 2016		Quarters of 2015
Domestic supply chain	$324.3	91.4%	$278.4	91.7%	$941.3	91.4%	$841.4	91.6%
International supply chain	30.7	8.6%	25.2	8.3%	88.7	8.6%	76.8	8.4%

Total supply chain	$355.0	100.0%	$303.6	100.0%	$1,030.0	100.0%	$918.2	100.0%

In fiscal 2016, the Company began managing the Alaska and Hawaii supply chain centers as part of its domestic supply chain business. Prior to fiscal 2016, these centers were managed as part of the Company’s international supply chain business. Revenues from these supply chain centers are included in the third quarter of 2016 and the third quarter of 2015 domestic supply chain revenues, as well as the three fiscal quarters of 2016 and the three fiscal quarters of 2015 in the table above.

Domestic Supply Chain

Domestic supply chain revenues increased $45.9 million, or 16.5%, in the third quarter of 2016, and $99.9 million, or 11.9%, in the three fiscal quarters of 2016. These increases were primarily attributable to higher volumes from increased order counts at the store level as well as store count growth. Our commodity market basket decreased slightly during the third quarter of 2016 and three fiscal quarters of 2016, as decreases in certain ingredient prices, including cheese costs, were partially offset by increases in certain meat prices. We estimate that the lower cheese block price resulted in an approximate $0.1 million decrease in domestic supply chain revenues during the third quarter of 2016, and an approximate $1.1 million decrease in the three fiscal quarters of 2016.

International Supply Chain

Revenues from international supply chain operations increased $5.5 million, or 21.7%, in the third quarter of 2016, and $11.9 million, or 15.5%, in the three fiscal quarters of 2016. The increases resulted primarily from higher volumes, but were partially offset by an approximate $0.3 million negative impact of foreign currency exchange rates in the third quarter of 2016 and an approximate $4.4 million negative impact of foreign currency exchange rates in the three fiscal quarters of 2016.

International Franchise Revenues

Revenues from international franchise operations increased $4.7 million, or 13.5%, in the third quarter of 2016, and $11.9 million, or 11.1%, in the three fiscal quarters of 2016. These increases were due to higher same store sales and an increase in the average number of international stores open during each period. These increases were offset in part by the negative impact of changes in foreign currency exchange rates of approximately $1.5 million in the third quarter of 2016, and $6.3 million in the three fiscal quarters of 2016. Excluding the impact of foreign currency exchange rates, same store sales increased 6.6% in the third quarter of 2016, and 7.2% in the three fiscal quarters of 2016. This compared to an increase of 7.7% in the third quarter of 2015, and 7.4% in the three fiscal quarters of 2015. Including the impact of foreign currency in the third quarter and three fiscal quarters of 2016, same store sales increased 3.1% from the third quarter of 2015, and 2.3% from the three fiscal quarters of 2015.

Cost of Sales / Operating Margin

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2016		of 2015		Quarters of 2016		Quarters of 2015
Consolidated revenues	$566.7	100.0%	$484.7	100.0%	$1,653.2	100.0%	$1,475.3	100.0%
Consolidated cost of sales	392.8	69.3%	342.7	70.7%	1,140.2	69.0%	1,023.7	69.4%

Consolidated operating margin	$173.9	30.7%	$142.0	29.3%	$513.0	31.0%	$451.7	30.6%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, occupancy, and delivery costs.

Consolidated operating margin (which we define as revenues less cost of sales) increased $31.9 million, or 22.5%, in the third quarter of 2016, and $61.3 million, or 13.6%, in the three fiscal quarters of 2016. Higher domestic and international franchise revenues as well as higher supply chain volumes contributed to the increased operating margin in the third quarter of 2016 and the three fiscal quarters of 2016. Franchise revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the operating margin. Lower insurance expenses also contributed to the increased operating margin, as the third quarter of 2015 contained a $5.7 million insurance charge related to the Company’s casualty insurance program.

As a percentage of revenues, the operating margin increased 1.4 percentage points in the third quarter of 2016, and 0.4 percentage points in the three fiscal quarters of 2016. In the third quarter of 2016 and three fiscal quarters of 2016, the increase in margins was driven by higher domestic and international same store sales, higher supply chain volumes, and lower insurance expenses, as the third quarter of 2015 contained a $5.7 million insurance charge related to the Company’s casualty insurance program.

Domestic Company-Owned Stores Operating Margin

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2016		of 2015		Quarters of 2016		Quarters of 2015
Revenues	$101.0	100.0%	$86.5	100.0%	$295.2	100.0%	$267.6	100.0%
Cost of sales	77.2	76.5%	70.0	81.0%	223.8	75.8%	204.3	76.3%

Store operating margin	$23.7	23.5%	$16.4	19.0%	$71.5	24.2%	$63.4	23.7%

The domestic Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) increased $7.3 million, or 44.6%, in the third quarter of 2016. The operating margin also increased $8.1 million, or 12.8%, in the three fiscal quarters of 2016. These increases were due primarily to higher same store sales and lower insurance expenses. Higher food costs, labor rates, and transaction-related expenses partially offset these positive factors.

As a percentage of store revenues, the store operating margin increased 4.5 percentage points in the third quarter of 2016, and 0.5 percentage points in the three fiscal quarters, as discussed in more detail below.

•	Food costs increased 0.8 percentage points to 26.9% in third quarter of 2016, and 0.4 percentage points to 26.6% in the three fiscal quarters of 2016. These increases were due primarily to promotional activities.

•	Labor and related costs decreased 0.1 percentage points in the third quarter of 2016 to 29.4%, and increased 0.5 percentage points in the three fiscal quarters of 2016 to 29.7%. The decrease in the third quarter of 2016 was due primarily to the leveraging impact of higher same store sales, which was partially offset by higher wages resulting primarily from an increase in labor rates in certain markets. The increase in the three fiscal quarters of 2016 was due to higher wages resulting primarily from an increase in labor rates in certain markets, which was partially offset by the leveraging impact of higher same store sales.

•	Insurance costs decreased 5.2 percentage points to 2.7% in the third quarter of 2016, and 1.3 percentage points to 3.1% in the three fiscal quarters of 2016. These decreases were driven by a $4.3 million insurance expense related to updated actuarial estimates for our casualty insurance program in the third quarter of 2015.

•	Transaction-related expenses increased 1.4 percentage points to 3.0% in the third quarter of 2016, and 0.7 percentage points to 2.4% in the three fiscal quarters of 2016. These increases were primarily attributable to higher credit card-related expenses in certain markets in which we operate.

•	Occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.7 percentage points to 8.5% in the third quarter of 2016, and 0.2 percentage points to 8.1% in the three fiscal quarters of 2016, due primarily to the positive impact of higher sales per store.

•	Delivery expenses decreased 0.3 percentage points to 3.5% in the third quarter of 2016, and 0.4 percentage points to 3.4% in the three fiscal quarters of 2016, due primarily to lower fuel prices.

Supply Chain Operating Margin

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2016		of 2015		Quarters of 2016		Quarters of 2015
Revenues	$355.0	100.0%	$303.6	100.0%	$1,030.0	100.0%	$918.2	100.0%
Cost of sales	315.6	88.9%	272.7	89.8%	916.5	89.0%	819.4	89.2%

Supply chain operating margin	$39.4	11.1%	$30.9	10.2%	$113.5	11.0%	$98.8	10.8%

The supply chain operating margin increased $8.5 million, or 27.9%, in the third quarter of 2016, and $14.8 million, or 14.9%, in the three fiscal quarters of 2016. These increases were driven by higher volumes from store count growth and increased store order counts. Lower insurance expenses also contributed to the increased operating margin in both the third quarter and three fiscal quarters of 2016, as the third quarter of 2015 contained a $1.4 million insurance charge related to the Company’s casualty insurance program.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.9 percentage points in the third quarter of 2016, and 0.2 percentage points in the three fiscal quarters of 2016. Higher volumes and lower fuel costs benefited the operating margin while higher labor costs negatively impacted the operating margin. The operating margin also increased as a result of lower insurance expenses compared to the prior year periods, as the third quarter of 2015 contained a $1.4 million insurance charge related to the Company’s casualty insurance program.

Food costs as a percentage of supply chain revenues increased 0.4 percentage points in the third quarter of 2016, and decreased 0.2 percentage points in the three fiscal quarters of 2016. These changes were primarily due to the mix of products sold during the periods presented. Our commodity market basket decreased slightly during the third quarter of 2016 and three fiscal quarters of 2016, as decreases in certain ingredient prices, including cheese costs, were partially offset by increases in certain meat prices. Decreases in certain commodity prices have a positive effect on the supply chain operating margin percentage due to the fixed dollar margin earned by supply chain on certain food items. The cheese block price per pound averaged $1.66 in the third quarter of 2016 as compared to $1.69 in the third quarter of 2015. The cheese block price per pound averaged $1.51 in the three fiscal quarters of 2016 as compared to $1.61 in the three fiscal quarters of 2015. Changes in our U.S. cheese prices decreased both revenues and costs by $0.1 million in the third quarter of 2016 and by $1.1 million in the three fiscal quarters of 2016. If our U.S. cheese prices for 2016 had been in effect during 2015, the supply chain operating margin as a percentage of supply chain revenues would have remained the same in both the third quarter of 2015 and the three fiscal quarters of 2015. The dollar margin would also have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $11.6 million, or 18.9%, in the third quarter of 2016, and $25.0 million, or 13.5%, in the three fiscal quarters of 2016. These increases were primarily driven by continued investments in technology, specifically in e-commerce and other technological initiatives, as well as other labor and related expenses. Performance-based compensation expenses and investments in labor and other expenses to support the growth of our international markets also contributed to these increases.

Interest Expense

Interest expense increased $5.2 million to $25.2 million in the third quarter of 2016, and $17.4 million to $76.5 million in the three fiscal quarters of 2016. The increases were driven by a higher average debt balance as a result of the 2015 recapitalization and were offset in part by a lower weighted average borrowing rate.

The Company’s weighted average borrowing rate decreased to 4.6% in the third quarter of 2016 and the three fiscal quarters of 2016, from 5.3% in the third quarter and the three fiscal quarters of 2015. The decreases in the Company’s weighted average borrowing rate resulted from the lower interest rates on the new debt issued as part of the 2015 recapitalization.

Provision for Income Taxes

Provision for income taxes increased $5.8 million to $28.6 million in the third quarter of 2016, and $7.3 million to $85.4 million in the three fiscal quarters of 2016 due primarily to higher pre-tax income. The effective tax rate increased slightly to 37.7% during the third quarter of 2016 as compared to the third quarter of 2015, and increased slightly to 37.6% during the three fiscal quarters of 2016 as compared to the three fiscal quarters of 2015.

Liquidity and Capital Resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 30 to 40 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of September 11, 2016, we had negative working capital of $61.5 million, excluding restricted cash and cash equivalents of $123.6 million and including total unrestricted cash and cash equivalents of $30.0 million.

As of September 11, 2016, we had approximately $96.8 million of restricted cash held for future principal and interest payments, $26.7 million of restricted cash held in a three-month interest reserve as required by the related debt agreements, and $0.1 million of other restricted cash for a total of $123.6 million of restricted cash and cash equivalents.

As of September 11, 2016, we had approximately $2.23 billion of long-term debt, of which $73.9 million was classified as a current liability. Our fixed rate notes from the recapitalizations we completed in 2015 and 2012 have original scheduled principal payments of $59.0 million in 2016, $38.6 million in each of 2017 and 2018, $878.5 million in 2019, $488.0 million in 2020, $8.0 million in each of 2021 through 2024 and $728.0 million in 2025. As of September 11, 2016, we had $43.8 million of outstanding letters of credit, $35.0 million of borrowings, and $46.2 million of available capacity under our $125.0 million variable funding note facility. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. However, our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes.

During the first quarter of 2016, the Company’s previously announced $600.0 million accelerated share repurchase (“ASR”) program was completed. On March 14, 2016, at final settlement, the Company received and retired 456,936 shares of its common stock based on the terms of the related ASR agreement. The Company received and retired a total of 5,315,930 shares over the entirety of the $600.0 million ASR program at an average purchase price per share of $112.87.

In the third quarter of 2016, the Company repurchased and retired 412,260 shares of common stock for a total of approximately $59.7 million. On May 25, 2016, the Company’s Board of Directors approved an increase to the Company’s open market share repurchase program, so that the Company had an aggregate of $250.0 million available for future share repurchases as of that date. As of September 11, 2016, the end of the third quarter, the Company had a total remaining authorized amount for share repurchases of approximately $165.5 million. We continue to maintain our flexibility to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the variable funding notes) availability under the variable funding notes for, among other things, the repurchase of shares under the current authorized program, the payment of dividends and other corporate uses.

During the third quarter of 2016, the Company’s Board of Directors declared a $0.38 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2016 which was paid on September 30, 2016. The Company had approximately $18.5 million accrued for common stock dividends at September 11, 2016. Subsequent to the third quarter, the Company’s Board of Directors declared a $0.38 per share quarterly dividend for shareholders of record as of December 15, 2016 to be paid on December 30, 2016.

During the third quarter and three fiscal quarters of 2016, we experienced increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international and domestic businesses continued to grow store counts in the third quarter of 2016. These factors contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. We did not have any material commitments for capital expenditures as of September 11, 2016.

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

The following table illustrates the main components of our cash flows:

(In millions)	Three Fiscal Quarters of 2016	Three Fiscal Quarters of 2015
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$162.6	$167.3
Net cash provided by investing activities	22.1	7.9
Net cash used in financing activities	(287.8)	(174.1)
Exchange rate changes	(0.4)	0.6

Change in cash and cash equivalents	$(103.5)	$1.7

Operating Activities

Cash provided by operating activities was $162.6 million in the three fiscal quarters of 2016. This resulted from net income of $141.9 million generated during the period, which included net non-cash expenses of $3.6 million, and a $17.1 million increase in cash from changes in operating assets and liabilities, primarily related to the timing of payments.

Cash provided by operating activities was $167.3 million in the three fiscal quarters of 2015. This was mainly the result of net income of $130.0 million that was generated during the period, which included net non-cash expenses of $21.6 million. Also, a $15.6 million increase in cash from changes in operating assets and liabilities increased the cash generated from operating activities, primarily related to the timing of tax payments.

Investing Activities

Cash provided by investing activities was $22.1 million in the three fiscal quarters of 2016, which consisted primarily of a decrease in restricted cash of $57.4 million due primarily to ceasing the use of cash as collateral on our outstanding letters of credit and proceeds from the sale of assets of $4.7 million. Capital expenditures totaling $38.3 million (driven by increased investments in our technological initiatives, Company-owned stores and supply chain centers) partially offset the cash provided by investing activities.

Cash provided by investing activities was $7.9 million in the three fiscal quarters of 2015, which consisted primarily of a decrease in restricted cash of $29.9 million due to scheduled payments on our long-term debt and proceeds from the sale of assets of $10.5 million. Capital expenditures of $33.8 million partially offset the cash provided by investing activities.

Financing Activities

We used $287.8 million of cash in financing activities in the three fiscal quarters of 2016. We used $283.9 million to repurchase and retire shares of common stock, we made $28.0 million in payments on our variable funding note facility, and we made $49.6 million in payments on our long-term debt and capital lease obligations, which included a required catch-up amortization payment on the fixed rate notes from the recapitalization we completed in 2012 upon exceeding the 4.5x leverage covenant as defined in the related agreements. We also paid $37.5 million in dividends and equivalents to our shareholders, and made $5.6 million in tax payments for restricted stock upon vesting. The tax impact of equity-based compensation, proceeds from the exercise of stock options, and $63.0 million draw on our variable funding note facility partially offset these uses of cash in financing activities in the three fiscal quarters of 2016.

We used $174.1 million of cash in financing activities in the three fiscal quarters of 2015, primarily related to purchases of common stock and funding dividend payments to our shareholders. The tax impact of equity-based compensation and proceeds from exercise of stock options offset the use of cash in financing activities in the three fiscal quarters of 2015.

Forward-Looking Statements

This filing contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. These forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of our long-term and other indebtedness; uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product, digital ordering and concept developments by us, and other food-industry competitors; the ongoing level of profitability of our franchisees; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in operating expenses resulting from changes in food (particularly cheese), labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in foreign currency exchange rates; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions, including interest rates, energy prices and consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. These forward-looking statements speak only as of the date of this filing, and you should not rely on such statements as representing the views of the Company as of any subsequent date. Except as required by applicable securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company does not engage in speculative transactions nor does the Company hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we issued fixed rate notes and, at September 11, 2016, we are only exposed to interest rate risk on borrowings under our variable funding notes. As of September 11, 2016, we had $35.0 million of outstanding borrowings under our variable funding notes and $46.2 million available for borrowing, which is net of letters of credit issued of $43.8 million. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Total revenues of approximately 13.0% in the third quarter of 2016, approximately 12.9% in the third quarter of 2015, 13.1% in the three fiscal quarters of 2016, and 12.9% in the three fiscal quarters of 2015 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency but royalty payments are generally remitted to us in U.S. dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $7.9 million in the three fiscal quarters of 2016.

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

During the quarterly period ended September 11, 2016, there were no changes in the Company’s internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On February 14, 2011, Domino’s Pizza LLC was named as a defendant in a lawsuit along with Fischler Enterprises of C.F., Inc., a franchisee, and Jeffrey S. Kidd, the franchisee’s delivery driver, filed by Yvonne Wiederhold, the plaintiff, as Personal Representative of the Estate of Richard E. Wiederhold, deceased. The case involved a traffic accident in which the franchisee’s delivery driver is alleged to have caused an accident involving a vehicle driven by Richard Wiederhold. Mr. Wiederhold sustained spinal injuries resulting in quadriplegia and passed away several months after the accident. The jury returned a $10.1 million judgment for the plaintiff where the Company and Mr. Kidd were found to be 90% liable (after certain offsets and other deductions the final verdict was $8.9 million). In the second quarter of 2016, the trial court ruled on all post-judgment motions and entered the judgment. The Company denies liability and in the third quarter of 2016 filed an appeal of the verdict on a variety of grounds.

As previously disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2016, on September 11, 2012, Domino’s Pizza LLC was named as a defendant in a lawsuit along with MAC Pizza Management, Inc., a large franchisee, and Joshua Balka, the franchisee’s delivery driver, filed by Raghurami Reddy, the plaintiff. The case involved a traffic accident in which the franchisee’s delivery driver collided with another vehicle, where the driver of the other vehicle sustained head injuries and the passenger of the other vehicle sustained fatal injuries. The jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denied liability and filed an appeal of the verdict on a variety of grounds. In the first quarter of 2015, the appellate court reversed the trial court’s decision and dismissed the claims against the Company. The plaintiff filed a Petition for Review with the Supreme Court of the State of Texas. The Company filed opposition to the writ of review and asserted that the claims were appropriately dismissed by the Court of Appeals of the State of Texas. In the second quarter of 2016, the Texas Supreme Court rejected the plaintiffs’ writ of certiorari, leaving the appellate court’s favorable decision to stand. During the fourth quarter of 2016, the Plaintiff filed a petition for writ of certiorari with the U.S. Supreme Court. The Company continues to assert that the claims were appropriately dismissed by the Court of Appeals of the State of Texas.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum
			Total Number of Shares	Approximate Dollar
	Total Number		Purchased as Part of	Value of Shares that
	of Shares	Average Price Paid	Publicly Announced	May Yet Be Purchased
Period	Purchased (1)	per Share	Program (2)	Under the Program
Period #7 (June 20, 2016 to July 17, 2016)	86,443	$126.54	85,020	$214,495,502
Period #8 (July 18, 2016 to August 14, 2016)	2,417	147.31	—	214,495,502
Period #9 (August 15, 2016 to September 11, 2016)	328,461	149.63	327,240	165,531,424

Total	417,321	$144.83	412,260	$165,531,424

(1)	Includes 5,061 shares purchased in the third quarter of 2016 which were purchased as part of the Company’s employee stock purchase discount plan. During the third quarter, the shares were purchased at an average price of $143.37.
(2)	As previously disclosed, on May 25, 2016, the Company’s Board of Directors authorized a $250.0 million share repurchase program, which has no expiration date. As of September 11, 2016, the Company had approximately $165.5 million remaining for future share repurchases under this program. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

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

DOMINO’S PIZZA, INC. (Registrant)

Date: October 18, 2016	/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Chief Financial Officer