Form 10-K
period 2017-01-01
DOMINOS PIZZA INC
filed 2017-02-28
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Domino’s Pizza, Inc. as of June 19, 2016 computed by reference to the closing price of Domino’s Pizza, Inc.’s common stock on the New York Stock Exchange on such date was $6,127,024,302.

As of February 21, 2017, Domino’s Pizza, Inc. had 48,051,144 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 25, 2017 are incorporated by reference into Part III.

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

Overview

Domino’s is the second largest pizza restaurant chain in the world, with more than 13,800 locations in over 85 markets around the world. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Although we are a highly-recognized global brand, we focus on serving the local neighborhoods in which we live and do business through our large network of franchise owners and Company-owned stores. On average, we sell more than 2 million pizzas each day throughout our global system.

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

Our business model can yield strong returns for our franchise owners and Company-owned stores. It can also yield significant cash flow to us, through a consistent franchise royalty payment and supply chain revenue stream, with moderate capital expenditures. We have historically returned cash to shareholders through dividend payments and share repurchases since becoming a publicly-traded company.

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

Since 1998, the Company has been structured with a leveraged balance sheet and has completed a number of recapitalization events. The Company’s most recent recapitalization transaction in 2015 (the “2015 Recapitalization”) primarily consisted of the issuance of $1.3 billion of fixed rate notes and the repurchase and retirement of $551.3 million of previously outstanding fixed rate notes. Following the 2015 Recapitalization, and including debt from its previous recapitalization in 2012 (the “2012 Recapitalization”), the Company had $2.24 billion in long-term debt.

We re-launched our brand in the U.S. in late 2009 by introducing a new recipe for our core pizza product. Since 2008, the majority of our menu has changed, either through the improvement of existing products or the introduction of new products, such as our Handmade Pan Pizza and Specialty Chicken. During this time frame, we also began expanding our focus on technology through our development of innovative ordering platforms and other technological advancements. Globally, we opened our 10,000th store in 2012 and our 13,000th store in 2016. In 2013, we announced a plan requiring all stores to adopt our new “Pizza Theater” store design, which is more inviting to customers and allows them to see their orders being made fresh in front of them. Our goal is to be substantially complete with these remodels by the end of 2017.

Our Industry

The U.S. QSR pizza category is large and fragmented. From 2006 through 2016, the U.S. QSR pizza category has grown from $33.1 billion to $35.8 billion. It is the second-largest category within the $281.9 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carryout.

In the U.S., we compete primarily in the delivery and carryout segments of the pizza industry. We are the market share leader in the delivery segment and we are amongst the top three chains in share in the carryout segment. Delivery segment sales of $10.0 billion in 2016 (down from $11.4 billion in 2006) account for approximately 28% of total U.S. QSR pizza. The delivery segment declined during the period from 2006 to 2012, and has increased slightly since 2012, from $9.7 billion in 2012 to $10.0 billion in 2016. The three industry leaders, including Domino’s, account for approximately 56% of U.S. pizza delivery, based on reported consumer spending, with the remaining sales going to regional chains and independent establishments. From 2006 to 2016, the carryout segment grew from $13.9 billion to $16.5 billion. The four industry leaders, including Domino’s, account for approximately 47% of the carryout segment.

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

Our Customers

The Company’s business is not dependent upon a single retail customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2016, 2015 or 2014. Our largest franchisee based on store count, Domino’s Pizza Enterprises (ASX: DMP), operates 1,990 stores in seven international markets, and accounts for 14% of our total store count. Revenues from this master franchisee accounted for 1.5% of our consolidated revenues in 2016. Our international business unit only requires a minimal amount of general and administrative expenses to operate its markets, and does not have costs of sales. Therefore, the vast majority of these royalty revenues result in profits to us.

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

Our Business Segments

We operate, and report, three business segments: domestic stores, international franchise and supply chain.

Domestic Stores

Our domestic stores segment consists primarily of our franchise operations, which consist of 4,979 franchised stores located in the contiguous United States. We also operate a network of 392 domestic Company-owned stores located in the contiguous United States.

During 2016, our domestic stores segment accounted for $751.3 million, or 30% of our consolidated revenues. We use our Company-owned stores as test sites for new products and promotions as well as operational improvements. We also use them for training new store managers and operations team members, as well as developing prospective franchisees. While we are primarily a franchised business, we continuously evaluate our mix of domestic Company-owned and franchise stores.

We maintain a productive relationship with our independent franchise owners through regional franchise teams, distributing materials that help franchise stores comply with our standards and using franchise advisory groups that facilitate communications between us and our franchisees.

Domestic Franchise Profile

As of January 1, 2017, our network of 4,979 domestic franchise stores were owned and operated by 799 domestic franchisees. Our franchise formula enables franchisees to benefit from our brand name with a relatively low initial capital investment. As of January 1, 2017, the average domestic franchisee owned and operated six stores and had been in our franchise system for over 17 years. At the same time, 14 of our domestic franchisees operated more than 50 stores (including our largest domestic franchisee who operated 189 stores) and 277 of our domestic franchisees each operated one store.

We apply rigorous standards to prospective domestic franchisees. We generally require them to manage a store for at least one year before being granted a franchise. This enables us to observe the operational and financial performance of a potential franchisee prior to entering into a long-term contract. Approximately 90% of our 799 independent domestic franchise owners started their careers with us as delivery drivers or in other in-store positions. We generally restrict the ability of domestic franchisees to be involved in other businesses, which focuses our franchisees’ attention on operating their stores. As a result, the majority of our domestic franchisees have historically come from within the Domino’s Pizza system. We believe these standards are largely unique to the franchise industry and result in qualified and focused franchisees operating their stores.

Domestic Franchise Agreements

We enter into franchise agreements with domestic franchisees under which the franchisee is generally granted the right to operate a store in a particular location for a term of ten years, with an ability to renew for an additional term of ten years. We have a franchise contract renewal rate of approximately 99%. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchised store. Each franchisee is generally required to pay a 5.5% royalty fee on sales. In certain instances, we will collect lower rates based on area development agreements, sales initiatives and new store incentives.

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

International Franchise

Our international franchise segment is comprised of a network of franchised stores in more than 85 international markets. At January 1, 2017, we had 8,440 international franchise stores. During 2016, this segment accounted for $177.0 million, or 7% of our consolidated revenues. The principal sources of revenues from those operations are royalty payments generated by retail sales from franchised stores.

Our international franchisees employ our basic standard operating model, and adapt it to satisfy the local eating habits and consumer preferences of various regions outside the United States. Currently, the vast majority of our international stores operate under master franchise agreements.

We believe Domino’s appeals to potential international franchisees because of our recognized brand name and technological leadership, the moderate capital expenditures required to open and operate our stores and our system’s favorable store economics. In our top ten markets, four master franchise companies are publicly traded on stock exchanges: in Australia (ASX: DMP), India (JUBLFOOD: NS), Mexico (ALSEA: MX) and the United Kingdom (DOM: L). The following table shows our store count as of January 1, 2017 in our top ten international markets, which account for approximately 67% of our international stores.

Market	Number of stores
India	1,106
United Kingdom	947
Mexico	655
Australia	623
Turkey	477
Japan	472
Canada	438
South Korea	433
France	325
Germany	213

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

Master Franchise Agreements

Our master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores and the right to operate supply chain centers in particular geographic areas. Agreements are generally for a term of ten to 20 years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time franchise fee as well as an additional franchise fee upon the opening of each new store. The master franchisee is also required to pay a continuing royalty fee as a percentage of retail sales, which varies among international markets, and averaged approximately 3.0% in 2016.

Supply Chain

Our supply chain segment operates 18 regional dough manufacturing and food supply chain centers in the U.S., one thin crust manufacturing center, one vegetable processing center and one center providing equipment and supplies to certain of our domestic and international stores. We also operate five dough manufacturing and food supply chain centers in Canada. Our supply chain segment leases a fleet of more than 650 tractors and trailers. During 2016, our supply chain segment accounted for $1.54 billion, or 62% of our consolidated revenues.

Our centers produce fresh dough and purchase, receive, store and deliver quality food and other complementary items to over 99% of our U.S. and Canadian franchised stores and all of our Company-owned stores. We regularly supply over 5,800 stores with various food and supplies. Our supply chain segment made approximately 593,000 full-service deliveries in 2016 or approximately two deliveries per store per week, and we produced over 462 million pounds of dough during 2016.

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

Cheese is our largest food cost. The price we charge to our domestic franchisees for cheese is based on the Chicago Mercantile Exchange cheddar block price, plus a supply chain markup. As cheese prices fluctuate, our revenues and margin percentages in our supply chain segment also fluctuate; however, actual supply chain dollar margins remain unchanged. We currently purchase our domestic pizza cheese from a single supplier. Under the September 2012 agreement, our domestic supplier agreed to provide an uninterrupted supply of cheese and the Company agreed to a five-year pricing schedule to purchase all of its domestic pizza cheese from this supplier. While we expect to meet the terms of this agreement, if we do not, we will be required to repay the cost savings as outlined in the agreement. The majority of our meat toppings in the U.S. come from a single supplier under contracts that expire in March of 2017. We have the right to terminate these arrangements for quality failures and for uncured breaches.

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

Over the past five years, our U.S. franchise and Company-owned stores have invested an estimated $1.6 billion in national, co-operative and local advertising. Our international franchisees also invest significant amounts in advertising efforts in their markets. We continue to reinforce our brand with extensive advertising through various media channels. We have also enhanced the strength of our brand through marketing affiliations with brands such as Coca-Cola.

We are the number one pizza delivery company in the United States with a 27.0% share of pizza delivery based on reported consumer spending. With 5,371 stores located in the contiguous United States, our store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and marketing investments. We believe our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery. Outside the U.S., we have significant market share positions in many of the markets in which we compete.

Strong and Proven Business Model

Our business model is comprised of domestic and international franchise royalties and fees, revenue from supply chain and revenue from retail sales at Company-owned stores. We have developed this model over our many years of operation and it is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and historically has generated demand for new stores. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty payments and through supply chain revenues, with moderate capital expenditures by us.

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

Technological Innovation

Technological innovation is vital to our brand and our long-term success. Digital ordering is critical to competing in the global pizza industry. In 2016, more than half of our U.S. sales came via digital platforms. That metric is higher in some of our international markets. We believe we are among the largest e-commerce retailers in terms of annual transactions. After launching digital ordering domestically in 2008, we made the strategic decision in 2010 to develop our own online ordering platform and to manage this important and growing area of our business internally. Over the next five years, we launched mobile applications that cover 95% of the smartphones and tablets on the U.S. market. In 2013, we launched an enhanced online ordering profiles platform, allowing customers the ability to reorder their favorite order in as few as five clicks, or 30 seconds. In 2014, we introduced “Dom,” a voice ordering application, which we believe is the first in the restaurant industry, and we also made the Domino’s Tracker® available on the Pebble smartwatch platform. In 2015, we introduced several innovative ordering platforms including Samsung Smart TV®, Twitter, and text message using a pizza emoji. We continued this trend of innovation in 2016 with the introduction of zero-click ordering as well as adding Google Home, Facebook Messenger, Apple Watch, and Amazon Echo to our ordering platforms.

During 2015, the Company also launched its “Piece of the Pie Rewards” loyalty program, which is meant to reward customers with a program that is simple to understand and easy to use. Upon signing up for the program, customers become rewards members and can earn points for online orders. When rewards members reach a certain amount of points, they can redeem their points for free pizza. Rewards members may also receive exclusive members-only discounts and bonus offers. We may also occasionally provide additional opportunities for participating customers to benefit under the “Piece of the Pie Rewards” program.

All of this improved functionality has been developed to work seamlessly with our Domino’s PULSE™ point-of-sale system. Our Domino’s PULSE system is designed to drive operating efficiencies for our franchisees and our corporate management and assist franchisees in independently managing their business. We have installed Domino’s PULSE in every Company-owned store in the U.S., in more than 99% of our domestic franchised stores and in over 65% of our international stores.

We believe utilizing Domino’s PULSE with our integrated technology solutions throughout our system, provides us with competitive advantages over other concepts. We intend to continue to enhance and grow our online ordering, digital marketing and technological capabilities.

Product Innovation

In late 2009, we reintroduced our core pizza in the U.S. with a new recipe, which we believe has been key to our continued growth in customer reorder rate, consumer traffic and increased sales. This recipe is now in use in the vast majority of markets around the world. Our more than 50 years of innovation have resulted in numerous new product developments, including our more recent innovations of Handmade Pan Pizza, Specialty Chicken, Parmesan Bread Bites, Stuffed Cheesy Bread, and Marbled Cookie Brownie, among others. Product innovation is also present in our global markets, where our master franchisees have the ability to recommend products to suit their local market tastes. Products include the Mayo Jaga in Japan (bacon, potatoes and sweet mayonnaise) and the Saumoneta in France (light cream, potatoes, onions, smoked salmon and dill).

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

Opportunity abounds at Domino’s. You can start in an entry-level position and become a store owner – in fact, approximately 90% of our independent domestic franchise owners started their careers with us as delivery drivers or in other in-store positions. Thousands of other team members – supervisors, trainers, quality auditors, international business consultants, marketers and executives – also began their careers in the stores. Internal growth and providing opportunities for anyone willing to work hard is the foundation of our core beliefs.

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

Our national philanthropic partner is St. Jude Children’s Research Hospital®. St. Jude is internationally-recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national fundraising campaign called St. Jude Thanks and Giving®, the Domino’s Pizza system has contributed more than $38.0 million to St. Jude since our partnership began in 2004, including raising $7.3 million in 2016. In addition to raising funds, we have supported St. Jude through in-kind donations, including hosting hospital-wide pizza parties for patients and their families. Our system also helps St. Jude build awareness through the inclusion of the St. Jude logo on millions of our pizza boxes and through a link on our consumer website.

We also support the Domino’s Pizza Partners Foundation. Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Primarily funded by team member and franchise contributions, the foundation is a separate, not-for-profit organization that has disbursed more than $5.3 million over the past five years to meet the needs of Domino’s team members facing crisis situations, such as fire, illness, or other personal tragedies.

Additional Disclosures

Employees

As of January 1, 2017, we had approximately 14,100 employees in our Company-owned stores, supply chain centers, World Resource Center (our corporate headquarters) and regional offices. None of our employees are represented by a labor union or covered by a collective bargaining agreement. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s Pizza system, including our employees, franchisees and the employees of franchisees, was more than 290,000 as of January 1, 2017.

Working Capital

Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., pages 34 through 37.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2016, there were no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in 2017.

Seasonal Operations

The Company’s business is not typically seasonal.

Backlog Orders

The Company has no backlog orders as of January 1, 2017.

Government Contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial Information about Business Segments and Geographic Areas

Financial information about international and United States markets and business segments is incorporated herein by reference to Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in Part II, Item 6., pages 23 through 24, Item 7. and 7A., pages 25 through 41 and Item 8., pages 42 through 73, respectively, of this Form 10-K.

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

We compete within the food service market and the quick service restaurant sector not only for customers, but also for management and hourly employees, suitable real estate sites and qualified franchisees. Our supply chain segment is also subject to competition from outside suppliers. While over 99% of domestic franchisees purchased food, equipment and supplies from us in 2016, domestic franchisees are not required to purchase food, equipment or supplies from us and they may choose to purchase from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our domestic supply chain centers, our financial condition, business and results of operations would be adversely affected.

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

A significant component of our growth strategy includes the opening of new domestic and international stores. We and our franchisees face many challenges in opening new stores, including, among others:

•	availability of financing with acceptable terms;

•	selection and availability of suitable new store sites and the ability to renew leases in quality locations;

•	negotiation of acceptable lease or financing terms;

•	securing required domestic or foreign governmental permits, licenses and approvals;

•	employment and training of qualified personnel; and

•	general economic and business conditions.

The opening of additional franchise stores also depends, in part, upon the availability of prospective franchisees who meet our criteria. Our failure to add a significant number of new stores would adversely affect our ability to increase revenues and operating income. Additionally, our growth strategy and the success of new stores depend in large part on the availability of suitable store sites. If we and our franchisees are not able to secure leases in desired locations on favorable terms, or to renew such leases, our business and results of operations may be adversely affected.

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

The food service market is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may reduce the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes, international, national, regional and local economic conditions, and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as more healthy, our business and operating results would be harmed. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do. The preferences of customers also may change as a result of advances in technology or alternative delivery methods or channels. If we are not able to respond to these changes, or our competitors respond to these changes more effectively, our business and operating results could be adversely affected.

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

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. The cheese block price per pound averaged $1.56 in 2016, and the estimated increase in Company-owned store food costs from a hypothetical $0.25 adverse change in the average cheese block price per pound would have been approximately $2.5 million in 2016. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. Labor costs and food costs, including cheese, represent approximately 50% to 60% of the sales at a typical Company-owned store.

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

We and our franchisees are dependent on frequent deliveries of food products that meet our specifications. In addition, we have single suppliers or a limited number of suppliers for certain of our ingredients, including pizza cheese. While we believe there are adequate reserve quantities and potential alternative suppliers, shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution, financial or other difficulties of suppliers, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, could adversely affect our operating results.

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

We have been routinely named a Leading National Advertiser by Advertising Age. Each Domino’s store located in the contiguous United States is obligated to pay a percentage of its sales in advertising fees. In fiscal 2016, each store in the contiguous United States generally was required to contribute 6% of their sales to DNAF (subject, in limited instances, to lower rates based on certain incentives and waivers), which uses such fees for national advertising in addition to contributions for local market-level advertising. We currently anticipate that this 6% contribution rate will remain in place for the foreseeable future. While additional funds for advertising in the past have been provided by us, our franchisees and other third parties, none of these additional funds are legally required. The lack of continued financial support for advertising activities could significantly curtail our marketing efforts, which may in turn materially and adversely affect our business and our operating results.

We face risks of litigation and negative publicity from customers, franchisees, suppliers, employees and others in the ordinary course of business, which can or could divert our financial and management resources. Any adverse litigation or publicity may negatively impact our financial condition and results of operations.

Claims of illness or injury relating to food quality or food handling are common in the food service industry, and vehicular accidents and injuries occur in the food delivery business. Claims within our industry of improper supplier actions also occasionally arise that, if made against one of our suppliers, could potentially damage our brand image. In addition, class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat foods and that quick service restaurant marketing practices have encouraged obesity. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact our financial condition, results of operations and brand reputation, thereby hindering our ability to attract and retain franchisees and grow our business.

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

We conduct a significant and growing portion of our business outside the United States. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither we nor our franchisees have control, may include:

•	recessionary or expansive trends in international markets;

•	changing labor conditions and difficulties in staffing and managing our foreign operations;

•	increases in the taxes we pay and other changes in applicable tax laws;

•	legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in inflation rates;

•	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

•	difficulty in collecting our royalties and longer payment cycles;

•	expropriation of private enterprises;

•	increases in anti-American sentiment and the identification of the Domino’s Pizza® brand as an American brand;

•	political and economic instability and uncertainty around the world, including uncertainty arising as a result of the United Kingdom’s referendum in June 2016 in which voters approved an exit from the European Union, commonly referred to as “Brexit”; and

•	other external factors.

Fluctuations in the value of the U.S. dollar in relation to other currencies may lead to lower revenues and earnings.

Exchange rate fluctuations could have an adverse effect on our results of operations. Approximately 7.2% of our total revenues in 2016, 7.4% of our total revenues in 2015 and 7.7% of our total revenues in 2014 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. Sales made by franchise stores outside the United States are denominated in the currency of the country in which the store is located, and this currency could become less valuable in U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the United States or lower profitability to our franchisees outside the United States, or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in our international markets would have resulted in a negative impact on international royalty revenues of approximately $16.7 million in 2016.

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

We may, from time to time, be required to institute or defend litigation to enforce our trademarks or other intellectual property rights, or to protect our trade secrets. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights.

Our earnings and business growth strategy depends on the success of our franchisees, and we may be harmed by actions taken by our franchisees, or employees of our franchisees, that are outside of our control.

A significant portion of our earnings comes from royalties and fees generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide tools for franchisees to use in training their employees, but the quality of franchise store operations and our brand and branded products may be diminished by any number of factors beyond our control. Franchisees may not operate stores in a manner consistent with our standards and requirements or they or their employees may take other actions that adversely affect the value of our brand. In such event, our business and reputation may suffer, and as a result our revenues and stock price could decline.

As of January 1, 2017, we had 799 domestic franchisees operating 4,979 domestic stores. Fourteen of these franchisees each own and operate over 50 domestic stores, including our largest domestic franchisee who owns and operates 189 stores, and the average franchisee owns and operates six stores.

Our international master franchisees are generally responsible for the development of significantly more stores than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. Our largest international master franchisee operates 1,990 stores in seven markets, which accounts for approximately 24% of our total international store count. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, or damage to our employee and business relationships, any of which could subject us to loss and harm our brand.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, suppliers or employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with customers, franchisees and employees and private data exposure. In addition to maintaining insurance coverage to address cyber incidents, we have also implemented processes, procedures and controls to help mitigate these risks. However, these measures, as well as our increased awareness of the risk of a cyber incident, do not guarantee that our reputation and financial results will not be adversely affected by such an incident.

Because we and our franchisees accept electronic forms of payment from customers, our business requires the collection and retention of customer data, including sensitive data and other personally identifiable information in various information systems that we and our franchisees maintain and in those maintained by third parties with whom we and our franchisees contract to provide payment processing. We also maintain important internal Company data, such as personally identifiable information about our employees and franchisees and information relating to our operations. Our use of personally identifiable information is regulated by foreign, federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws, regulations or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments or penalties. A cyber incident could also require us to notify customers, employees or other groups, result in adverse publicity, loss of sales and profits, increase fees payable to third parties and result in penalties or remediation and other costs that could adversely affect our business and results of operations.

We are subject to extensive government regulation and requirements issued by other groups and our failure to comply with existing or increased regulations could adversely affect our business and operating results.

We are subject to numerous federal, state, local and foreign laws and regulations, as well as requirements issued by other groups, including those relating to:

•	the preparation, sale and labeling of food;

•	building and zoning requirements;

•	environmental protection;

•	minimum wage, overtime and other labor requirements;

•	compliance with securities laws and New York Stock Exchange listed company rules;

•	compliance with the Americans with Disabilities Act of 1990, as amended;

•	working and safety conditions;

•	menu labeling and other nutritional requirements;

•	compliance with the Payment Card Industry Data Security Standards and similar requirements;

•	compliance with the Patient Protection and Affordable Care Act, and subsequent amendments (the “Affordable Care Act”); and

•	compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules promulgated thereunder.

The Affordable Care Act requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. The majority of the increases in these costs began in 2015, and while the incremental costs of this program have not been material to us to date, we cannot predict what effect these costs will have on our results of operations and financial position, or the effects of the Affordable Care Act on some of our larger franchisees. Modifications to, or repeal of, all or certain provisions of the Affordable Care Act are possible, consistent with statements made by certain elected officials.

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

Our common stock price could be subject to significant fluctuations and/or may decline.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	planned or actual changes to our capital or debt structure;

•	variations in our operating results;

•	changes in revenues or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as sales promotions, acquisitions or restructurings;

•	actions by institutional and other stockholders;

•	changes in our dividend policy or any share repurchase program;

•	changes in the market values of public companies that operate in our business segments;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

The stock markets in general have experienced volatility that has sometimes been unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We have a substantial amount of indebtedness. As of January 1, 2017, our consolidated long-term indebtedness was approximately $2.19 billion. We may also incur additional debt, which would not be prohibited under the terms of our current securitized debt agreements. Our substantial indebtedness could have important consequences to our business and our shareholders. For example, it could:

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

During the term following issuance, the outstanding senior notes will accrue interest at fixed rates. Additionally, our senior notes have original scheduled principal payments of $38.6 million in each of 2017 and 2018, $878.5 million in 2019, $488.0 million in 2020, $8.0 million in each of 2021 through 2024 and $728.0 million in 2025. In accordance with our debt agreements, the payment of principal on the outstanding senior notes (i) shall be suspended if the leverage ratios for the Company are less than or equal to 4.5x total debt to EBITDA and there are no scheduled principal catch-up amounts outstanding; provided, that during any such suspension, principal payments will continue to accrue and are subject to catch-up upon failure to satisfy the leverage ratios, or (ii) on and after the payment in full of the 2012 fixed rate senior secured notes, may be suspended if the leverage ratios for the Company are less than or equal to 5.0x total debt to EBITDA and no catch up provisions are applicable.

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

We lease approximately 235,000 square feet for our World Resource Center located in Ann Arbor, Michigan under an operating lease with Domino’s Farms Office Park, L.L.C., an unrelated company. The lease, as amended, expires in December 2022 and has two five-year renewal options.

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Included in the ordinary course litigation matters referenced above, we are party to three employment practice cases and two casualty cases. We have established legal and insurance accruals for losses relating to these cases which we believe are reasonable based upon our assessment of the current facts and circumstances. However, it is reasonably possible that our ultimate losses could exceed the amounts recorded by $6.9 million. The remaining cases referenced above could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management’s opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

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

On September 11, 2012, Domino’s Pizza LLC was named as a defendant in a lawsuit along with MAC Pizza Management, Inc., a large franchisee, and Joshua Balka, the franchisee’s delivery driver, filed by Raghurami Reddy, the plaintiff. The case involved a traffic accident in which the franchisee’s delivery driver collided with another vehicle, where the driver of the other vehicle sustained head injuries and the passenger of the other vehicle sustained fatal injuries. The jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denied liability and filed an appeal of the verdict on a variety of grounds. In the first quarter of 2015, the appellate court reversed the trial court’s decision and dismissed the claims against the Company. The plaintiff filed a Petition for Review with the Supreme Court of the State of Texas. The Company filed opposition to the writ of review and asserted that the claims were appropriately dismissed by the Court of Appeals of the State of Texas. In the second quarter of 2016, the Texas Supreme Court rejected the plaintiffs’ writ of certiorari, leaving the appellate court’s favorable decision to stand. During the fourth quarter of 2016, the Plaintiff filed a petition for writ of certiorari with the United States Supreme Court. In the fourth quarter of 2016, the United States Supreme Court denied the writ of certiorari. Plaintiff has exhausted all appellate rights and the Texas Court of Appeals order dismissing all claims against Domino’s Pizza LLC stands.

While we may occasionally be party to large claims, including class action suits, we do not believe that these matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 4A.	Executive Officers of the Registrant.

The listing of executive officers of the Company is set forth under Part III Item 10. Directors, Executive Officers and Corporate Governance on pages 75 through 77, which is incorporated herein by reference.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 21, 2017, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 48,051,144 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.”

The following table presents the high and low closing prices by quarter for Domino’s Pizza, Inc.’s common stock, as reported by the NYSE, and dividends declared per common share.

	High	Low	Dividends Declared Per Share
2015:
First quarter (December 29, 2014 – March 22, 2015)	$104.63	$94.17	$0.31
Second quarter (March 23, 2015 – June 14, 2015)	113.96	98.36	0.31
Third quarter (June 15, 2015 – September 6, 2015)	119.43	101.78	0.31
Fourth quarter (September 7, 2015 – January 3, 2016)	112.95	101.62	0.31

2016:
First quarter (January 4, 2016 – March 27, 2016)	$134.39	$104.16	$0.38
Second quarter (March 28, 2016 – June 19, 2016)	140.01	118.56	0.38
Third quarter (June 20, 2016 – September 11, 2016)	151.00	122.08	0.38
Fourth quarter (September 12, 2016 – January 1, 2017)	172.26	149.66	0.38

Our Board of Directors declared a quarterly dividend of $0.46 per common share on February 15, 2017 payable on March 30, 2017 to shareholders of record at the close of business on March 15, 2017.

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

As of February 21, 2017, there were 1,306 registered holders of record of Domino’s Pizza, Inc.’s common stock.

We have a Board of Directors-approved share repurchase program for up to $250.0 million of our common stock, of which $149.1 million remained available at January 1, 2017 for future purchases of our common stock. Any future purchases of our common stock would be funded by current cash amounts, available borrowings or future excess cash flow. The following table summarizes our repurchase activity during the fourth quarter ended January 1, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (September 12, 2016 to October 9, 2016)	—	$—	—	$165,531,424
Period #2 (October 10, 2016 to November 6, 2016)	1,827	151.85	—	165,531,424
Period #3 (November 7, 2016 to December 4, 2016)	39,939	160.57	38,894	159,295,327
Period #4 (December 5, 2016 to January 1, 2017)	64,567	160.07	63,500	149,139,484

Total	106,333	$160.12	102,394	$149,139,484

(1)	3,939 shares were purchased as part of the Company’s employee stock purchase discount plan. During the fourth quarter, the shares were purchased at an average price of $160.85.

The following comparative stock performance line graph compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. for the five-year period between December 31, 2011 and December 31, 2016, with cumulative total return on (i) the Total Return Index for the New York Stock Exchange (the “NYSE Composite Index”), (ii) the Standard & Poor’s 500 Index (the “S&P 500”) and (iii) the peer group, the Standard & Poor’s 400 Restaurant Index (the “S&P 400 Restaurant Index”). Management believes that the companies included in the S&P 400 Restaurant Index appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the NYSE Composite Index, the S&P 500 Index and the S&P 400 Restaurant Index on December 31, 2011.

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

	Fiscal year ended (5)
(dollars in millions, except per share data)	January 1, 2017	January 3, 2016 (3)	December 28, 2014	December 29, 2013	December 30, 2012 (4)
Income statement data:
Revenues:
Domestic Company-owned stores	$439.0	$396.9	$348.5	$337.4	$323.7
Domestic franchise	312.3	272.8	230.2	212.4	195.0

Domestic stores	751.3	669.7	578.7	549.8	518.7
Supply chain	1,544.3	1,383.2	1,262.5	1,118.9	1,039.8
International franchise	177.0	163.6	152.6	133.6	120.0

Total revenues	2,472.6	2,216.5	1,993.8	1,802.2	1,678.4
Cost of sales	1,704.9	1,533.4	1,399.1	1,253.2	1,177.1

Operating margin	767.7	683.1	594.8	549.0	501.3
General and administrative expense	313.6	277.7	249.4	235.2	219.0

Income from operations	454.0	405.4	345.4	313.8	282.3
Interest income	0.7	0.3	0.1	0.2	0.3
Interest expense	(110.1)	(99.5)	(86.9)	(88.9)	(101.4)

Income before provision for income taxes	344.7	306.2	258.6	225.1	181.2
Provision for income taxes	130.0	113.4	96.0	82.1	68.8

Net income	$214.7	$192.8	$162.6	$143.0	$112.4

Earnings per share:
Common stock – basic	$4.41	$3.58	$2.96	$2.58	$1.99
Common stock – diluted	4.30	3.47	2.86	2.48	1.91
Dividends declared per share	$1.52	$1.24	$1.00	$0.80	$3.00

Balance sheet data (at end of period):
Cash and cash equivalents	$42.8	$133.4	$30.9	$14.4	$54.8
Restricted cash and cash equivalents	126.5	180.9	121.0	125.5	60.0
Working capital (1)	(34.3)	45.7	41.8	(28.5)	16.8
Total assets	716.3	799.8	596.3	496.6	443.4
Total debt net of debt issuance cost	2,187.9	2,240.8	1,500.6	1,507.7	1,526.0
Total stockholders’ deficit	(1,883.1)	(1,800.3)	(1,219.5)	(1,290.2)	(1,335.5)

	Fiscal year ended (5)
(dollars in millions)	January 1, 2017	January 3, 2016(3)	December 28, 2014	December 29, 2013	December 30, 2012 (4)
Other financial data:
Depreciation and amortization	$38.1	$32.4	$35.8	$25.8	$23.2
Capital expenditures	61.5	62.4	71.8	40.4	29.3

Same store sales growth (2):
Domestic Company-owned stores	10.4%	12.2%	6.2%	3.9%	1.3%
Domestic franchise stores	10.5%	11.9%	7.7%	5.5%	3.2%

Domestic stores	10.5%	12.0%	7.5%	5.4%	3.1%

International stores	6.3%	7.8%	6.9%	6.2%	5.2%

Store counts (at end of period):
Domestic Company-owned stores	392	384	377	390	388
Domestic franchise stores	4,979	4,816	4,690	4,596	4,540

Domestic stores	5,371	5,200	5,067	4,986	4,928
International stores	8,440	7,330	6,562	5,900	5,327

Total stores	13,811	12,530	11,629	10,886	10,255

(1)	The working capital amounts exclude restricted cash amounts of $126.5 million in 2016, $180.9 million in 2015, $121.0 million in 2014, $125.5 million in 2013 and $60.0 million in 2012.
(2)	Same store sales growth is calculated including only sales from stores that also had sales in the comparable period of the prior year, but excluding sales from certain seasonal locations such as stadiums and concert arenas. International same store sales growth is calculated similarly to domestic same store sales growth. Changes in international same store sales are reported on a constant dollar basis which reflects changes in international local currency sales. The 53rd week in fiscal 2015 had no impact on reported same store sales growth amounts.
(3)	In connection with our 2015 Recapitalization, the Company issued $1.3 billion of fixed rate notes. A portion of the proceeds from the 2015 Recapitalization were used to make an optional prepayment of approximately $551.3 million in aggregate principal amount of the 2012 fixed rate notes, at par, pay scheduled principal catch-up amounts on the 2012 fixed rate notes, make an interest reserve deposit, pre-fund a portion of the principal and interest payable on the 2015 fixed rate notes and pay transaction fees and expenses. Additionally, as part of the 2015 Recapitalization, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $800.0 million of the Company’s common stock. This share repurchase program replaced a previously existing $200.0 million share repurchase program. Refer to Note 4 of the financial statements for additional detail related to the 2015 Recapitalization.
(4)	In connection with our 2012 Recapitalization, the Company borrowed $1.575 billion of fixed rate notes and used a portion of the proceeds from the borrowings to repay in full the outstanding principal under the Company’s notes, pay accrued interest on the Company’s notes, pay transaction-related fees and expenses and fund a reserve account for the payment of interest on the 2012 fixed rate notes. Refer to Note 4 of the financial statements for additional detail related to the 2012 Recapitalization.
(5)	The 2015 fiscal year includes 53 weeks and the 2016, 2014, 2013, and 2012 fiscal years each include 52 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter. Every five or six years our fiscal year includes an extra (or 53rd) week in the fourth quarter. Fiscal 2015 consisted of 53 weeks, while fiscal 2016 and fiscal 2014 each consisted of 52 weeks.

Description of the Business

Domino’s is the second largest pizza restaurant chain in the world, with more than 13,800 locations in over 85 markets around the world. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Although we are a highly-recognized global brand, we focus on serving the local neighborhoods in which we live and do business through our large network of franchise owners and Company-owned stores. On average, we sell more than 2 million pizzas each day throughout our global system.

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

Our business model can yield strong returns for our franchise owners and Company-owned stores. It can also yield significant cash flow to us, through a consistent franchise royalty payment and supply chain revenue stream, with moderate capital expenditures. We have historically returned cash to shareholders through dividend payments and share repurchases since becoming a publicly-traded company.

Fiscal 2016 Highlights

•	Global retail sales (which are total retail sales at Company-owned and franchised stores worldwide) increased 9.8% as compared to 2015.

•	Same store sales increased 10.5% in our domestic stores and increased 6.3% in our international stores.

•	Our revenues increased 11.6%.

•	Our income from operations increased 12.0%.

•	Our net income increased 11.4%.

During 2016, we continued our rapid global expansion with the opening of 1,281 net new stores. Our international franchise segment led the way with a record 1,110 net new store openings.

We continued our focus on growing online ordering and the digital customer experience as we introduced new innovative ordering platforms including zero-click ordering, Google Home, Facebook Messenger, Apple Watch, and Amazon Echo. Our emphasis on technology innovation helped us generate more than half of U.S. sales from digital channels in 2016, as well as reach an estimated $5.6 billion in global digital sales. Overall, we believe our focus in 2016 on global growth and technology will continue to strengthen our brand in the future.

Fiscal 2015 Highlights

•	Global retail sales increased 11.1% as compared to 2014.

•	Same store sales increased 12.0% in our domestic stores and increased 7.8% in our international stores.

•	Our revenues increased 11.2%.

•	Our income from operations increased 17.4%.

•	Our net income increased 18.6%.

•	The inclusion of the 53rd week in 2015 positively impacted our results.

During 2015, we continued our rapid global expansion with the opening of 901 net new stores. Our international franchise segment led the way with 768 net new store openings.

We continued our focus on growing online ordering and the digital customer experience as we introduced several innovative ordering platforms, including Samsung Smart TV® as well as Twitter and text message using a pizza emoji. Our emphasis on technology innovation helped us generate approximately 50% of U.S. sales from digital channels in 2015, as well as reach an estimated $4.7 billion in global digital sales. During the year, the Company also launched its “Piece of the Pie Rewards” loyalty program, which is meant to reward customers with a program that is simple to understand and easy to use. Upon signing up for the program, customers become rewards members and can earn points for online orders. When rewards members reach a certain amount of points, they can redeem their points for free pizza.

Critical accounting policies and estimates

The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates, including those related to revenue recognition, long-lived and intangible assets, insurance and legal matters, share-based payments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Changes in our accounting policies and estimates could materially impact our results of operations and financial condition for any particular period. We believe that our most critical accounting policies and estimates are:

Revenue recognition. We earn revenues through our network of domestic Company-owned and franchised stores, dough manufacturing and supply chain centers and international operations. Retail sales from franchise stores are reported to the Company by its franchisees and are not included in Company revenues. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchised stores are recognized as revenues when the items are delivered to or carried out by customers. Retail sales are generally reported and related royalties paid to the Company based on a percentage of retail sales, as specified in the related standard franchise agreement (generally 5.5% of domestic franchise retail sales and, on average, 3.0% of international franchise retail sales). Revenues from Company-owned stores and royalty revenues and fees from franchised stores can fluctuate from time-to-time as a result of store count and sales level changes. This can occur when a Company-owned store is sold to a franchisee. If a Company-owned store that generated $500,000 in revenue in fiscal 2015 was sold to a franchisee in fiscal 2016, revenues from Company-owned stores would have declined by $500,000 in fiscal 2016, while franchise royalty revenues would have increased by only $27,500 in fiscal 2016, as we generally collect 5.5% of a domestic franchisee’s retail sales. Sales of food from our supply chain centers are recognized as revenues upon delivery of the food to franchisees, while sales of equipment and supplies are generally recognized as revenues upon shipment of the related products to franchisees.

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

We have not made any significant changes in the methodology used to project the future market cash flows of Company-owned stores during the years presented. Same store sales fluctuations and the rates at which operating costs will fluctuate in the future are key factors in evaluating recoverability of the related assets. If our same store sales significantly decline or if operating costs increase and we are unable to recover these costs, the carrying value of our Company-owned stores, by market, may be unrecoverable and we may be required to recognize an impairment charge. As discussed in Note 1 to our consolidated financial statements, the Company incurred an impairment charge related to its corporate airplane in the fourth quarter of 2014. Aside from this impairment charge, the Company did not record an impairment charge during fiscal 2016, fiscal 2015 or fiscal 2014.

A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment, specifically, our Company-owned stores division. We evaluate goodwill annually for impairment by comparing the fair value of the reporting unit (which is primarily determined using the present value of historical cash flows) to its carrying value. If the carrying value of the reporting unit exceeds the fair value, goodwill would be impaired. We have not made any significant changes in the methodology used to evaluate goodwill impairment during the years presented. At January 1, 2017, the fair value of our business operations with associated goodwill exceeded their recorded carrying value, including the related goodwill. If cash flows generated by our Company-owned stores were to decline significantly in the future or there were negative revisions to the market multiple assumption, we may be required to recognize a goodwill impairment charge. However, based on the latest impairment analysis, we do not believe it is reasonably likely that there could be changes in assumptions that would trigger impairment.

Insurance and legal matters. We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Legal judgments can be volatile and difficult to predict. Accordingly, if our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods. We had accruals for legal matters of approximately $2.7 million at January 1, 2017 and $1.9 million at January 3, 2016.

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

Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our self-insurance liability at January 1, 2017 would have affected our income before provision for income taxes by approximately $4.4 million for fiscal 2016. We had accruals for insurance matters of approximately $43.9 million at January 1, 2017 and $40.9 million at January 3, 2016.

Share-based payments. We recognize compensation expense related to our share-based compensation arrangements over the requisite service period based on the grant date fair value of the awards. The grant date fair value of each restricted stock and performance-based restricted stock award is equal to the market price of our stock on the date of grant. The grant date fair value of each stock option award is estimated using a Black-Scholes option pricing model. The pricing model requires assumptions, including the expected life of the stock option, the risk-free interest rate, the expected dividend yield and expected volatility of our stock over the expected life, which significantly impact the assumed fair value. Historically, we have also estimated the expected forfeiture rate and only recognized expense for those awards expected to vest. We use historical data to determine these assumptions. Additionally, our stock option, restricted stock and performance-based restricted stock arrangements provide for accelerated vesting and the ability to exercise during the remainder of the ten-year stock option life upon the retirement of individuals holding the awards who have achieved specified service and age requirements.

Management believes that the methods and various assumptions used to determine compensation expense related to these arrangements are reasonable, but if the assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years.

Income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We measure deferred tax assets and liabilities using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes, related reserves and deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax assets will be realized. The Company had valuation allowances recorded for deferred tax assets of approximately $0.1 million as of January 1, 2017 and approximately $0.2 million as of January 3, 2016. Our accounting for deferred tax assets represents our best estimate of future events. Our net deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operations.

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

Same Store Sales Growth

	2016	2015	2014
Domestic Company-owned stores	10.4%	12.2%	6.2%
Domestic franchise stores	10.5%	11.9%	7.7%

Domestic stores	10.5%	12.0%	7.5%

International stores (excluding foreign currency impact)	6.3%	7.8%	6.9%

Store Growth Activity

	Domestic Company-owned Stores	Domestic Franchise	Total Domestic Stores	International Stores	Total
Store count at December 29, 2013	390	4,596	4,986	5,900	10,886

Openings	—	115	115	722	837
Closings	—	(34)	(34)	(60)	(94)
Transfers	(13)	13	—	—	—

Store count at December 28, 2014	377	4,690	5,067	6,562	11,629

Openings	12	148	160	867	1,027
Closings	(1)	(26)	(27)	(99)	(126)
Transfers	(4)	4	—	—	—

Store count at January 3, 2016	384	4,816	5,200	7,330	12,530
Openings	8	186	194	1,178	1,372
Closings	(1)	(22)	(23)	(68)	(91)
Transfers	1	(1)	—	—	—

Store count at January 1, 2017	392	4,979	5,371	8,440	13,811

Income Statement Data

(dollars in millions)	2016		2015		2014
Domestic Company-owned stores	$439.0		$396.9		$348.5
Domestic franchise	312.3		272.8		230.2
Supply chain	1,544.3		1,383.2		1,262.5
International franchise	177.0		163.6		152.6

Total revenues	2,472.6	100.0%	2,216.5	100.0%	1,993.8	100.0%

Domestic Company-owned stores	331.9		299.3		267.4
Supply chain	1,373.1		1,234.1		1,131.7

Cost of sales	1,704.9	69.0%	1,533.4	69.2%	1,399.1	70.2%

Operating margin	767.7	31.0%	683.1	30.8%	594.8	29.8%
General and administrative	313.6	12.7%	277.7	12.5%	249.4	12.5%

Income from operations	454.0	18.3%	405.4	18.3%	345.4	17.3%
Interest expense, net	(109.4)	(4.4)%	(99.2)	(4.5)%	(86.7)	(4.3)%

Income before provision for income taxes	344.7	13.9%	306.2	13.8%	258.6	13.0%
Provision for income taxes	130.0	5.2%	113.4	5.1%	96.0	4.8%

Net income	$214.7	8.7%	$192.8	8.7%	$162.6	8.2%

2016 compared to 2015

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

Consolidated revenues increased $256.1 million or 11.6% in 2016. The increase was due primarily to higher supply chain food volumes as well as higher Company-owned store, domestic franchise and international franchise revenues resulting from same store sales and store count growth. These increases were offset in part by the inclusion of the 53rd week in 2015, which positively impacted revenues by an estimated $49.7 million in 2015. The negative impact of changes in foreign currency exchange rates on international franchise royalties and international supply chain revenues also partially offset the increases in revenues. These changes in revenues are more fully described below.

Domestic stores. Revenues from domestic stores are primarily comprised of retail sales from domestic Company-owned store operations as well as royalties from retail sales and other fees from domestic franchised stores, as summarized in the following table.

	2016		2015
Domestic Company-owned stores	$439.0	58.4%	$396.9	59.3%
Domestic franchise	312.3	41.6%	272.8	40.7%

Total domestic stores revenues	$751.3	100.0%	$669.7	100.0%

Higher franchise same store sales, store count growth and higher domestic Company-owned same store sales drove an increase in overall domestic store revenues of $81.6 million or 12.2%. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations increased $42.1 million or 10.6% in 2016. This increase was due to a 10.4% increase in same store sales as compared to 2015 and an increase in the average number of stores open during the year, and was offset in part by the estimated $9.1 million positive impact in 2015 related to the inclusion of the 53rd week.

Domestic franchise. Revenues from domestic franchise operations increased $39.5 million or 14.5% in 2016. The increase was driven by a 10.5% increase in same store sales as compared to 2015 and an increase in the average number of stores open during the year. Revenues further benefited from fees paid by franchisees for our internally developed online ordering platform, and were offset in part by the estimated $6.1 million positive impact in 2015 related to the inclusion of the 53rd week.

Supply chain. Revenues from supply chain operations are primarily comprised of sales of food, equipment and supplies from our supply chain centers to substantially all of our domestic franchised stores and certain international franchised stores, as summarized in the following table.

	2016		2015
Domestic supply chain	$1,408.8	91.2%	$1,266.4	91.6%
International supply chain	135.5	8.8%	116.8	8.4%

Total supply chain	$1,544.3	100.0%	$1,383.2	100.0%

In fiscal 2016, the Company began managing the Alaska and Hawaii supply chain centers as part of its domestic supply chain business. Prior to fiscal 2016, these centers were managed as part of the Company’s international supply chain business. Revenues from these supply chain centers are included in the 2016 and 2015 domestic supply chain revenues in the table above.

Domestic supply chain. Domestic supply chain revenues increased $142.4 million or 11.3% in 2016. These increases were primarily attributable to higher volumes from increased order counts at the store level. They were partially offset by lower commodity prices and the estimated $27.8 million positive impact in 2015 related to the inclusion of the 53rd week. The lower cheese block price (passed through directly in domestic supply chain pricing to franchisees) did not have a material impact on domestic supply chain revenues in 2016. We estimate that lower commodity prices resulted in an approximate $3.0 million decrease in domestic supply chain revenues during 2016.

International supply chain. Revenues from international supply chain operations increased $18.7 million or 16.0% in 2016. This increase resulted primarily from higher volumes from increased order counts at the store level in 2016 and was offset in part by the negative impact of foreign currency exchange rates of approximately $4.3 million in 2016 and the estimated $2.6 million positive impact in 2015 related to the inclusion of the 53rd week.

International franchise. International franchise revenues primarily consist of royalties from retail sales and other fees from our international franchise stores. Revenues from international franchise operations increased $13.4 million or 8.2% in 2016. This increase was due to an increase in the average number of international stores open during 2016 as well as higher same store sales, and was offset in part by the negative impact of changes in foreign currency exchange rates of approximately $8.9 million in 2016 and the estimated $4.1 million positive impact in 2015 related to the inclusion of the 53rd week. Excluding the impact of foreign currency exchange rates, same store sales increased 6.3% in 2016 compared to 2015.

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

	2016		2015
Consolidated revenues	$2,472.6	100.0%	$2,216.5	100.0%
Consolidated cost of sales	1,704.9	69.0%	1,533.4	69.2%

Consolidated operating margin	$767.7	31.0%	$683.1	30.8%

The $84.6 million or 12.4% increase in consolidated operating margin was due primarily to higher domestic and international franchise revenues and higher supply chain margins. The increase in the consolidated operating margin was offset in part by the estimated $16.6 million positive impact in 2015 related to the inclusion of the 53rd week. Franchise revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, our consolidated operating margin increased 0.2 percentage points in 2016, due to higher supply chain margins as a percentage of their revenues and a higher mix of franchise revenues. Lower Company-owned stores operating margins as a percentage of their revenues partially offset these increases. These changes are more fully described below.

Domestic Company-owned stores. The changes to domestic Company-owned store operating margin, which do not include other store-level costs such as royalties and advertising, are summarized in the following table.

	2016		2015
Revenues	$439.0	100.0%	$396.9	100.0%
Cost of sales	331.9	75.6%	299.3	75.4%

Store operating margin	$107.2	24.4%	$97.6	24.6%

The $9.6 million or 9.8% increase in the domestic Company-owned store operating margin was due primarily to higher same store sales. The estimated $3.1 million positive impact in 2015 related to the inclusion of the 53rd week partially offset this increase.

As a percentage of store revenues, the store operating margin decreased 0.2 percentage points in 2016, as discussed in more detail below.

Management has historically included costs to support online ordering as part of labor and related costs. Costs to support online ordering are now included within transaction-related expenses and the prior year costs have been reclassified to conform to current year presentation.

•	Food costs increased 0.5 percentage points to 26.6% in 2016, due primarily to promotional activities. Lower overall commodity prices partially offset these increases.

•	Labor costs increased 0.3 percentage points to 28.8% in 2016, due primarily to an increase in labor rates in certain markets as well as higher performance based compensation and overtime as a result of increased same store sales. The leveraging impact of higher same store sales partially offset these increases.

•	Insurance costs decreased 1.2 percentage points to 2.8% in 2016, due primarily to a $4.3 million insurance expense related to updated actuarial estimates for our casualty insurance program in the third quarter of 2015.

•	Transaction-related expenses increased 0.9 percentage points to 3.2% in 2016. This increase was primarily attributable to higher credit card-related expenses in certain markets in which we operate.

•	Delivery expenses decreased 0.4 percentage points to 3.4% in 2016, due primarily to lower fuel prices.

Supply chain. The changes to the supply chain operating margin are summarized in the following table.

	2016		2015
Revenues	$1,544.3	100.0%	$1,383.2	100.0%
Cost of sales	1,373.1	88.9%	1,234.1	89.2%

Supply chain operating margin	$171.3	11.1%	$149.1	10.8%

The $22.2 million or 14.9% increase in the supply chain operating margin was due primarily to higher volumes from increased store order counts. Lower insurance expenses also contributed to the increased operating margin, as the third quarter of 2015 contained a $1.4 million insurance charge related to the Company’s casualty insurance program. The estimated $3.3 million positive impact in 2015 related to the inclusion of the 53rd week in 2015 partially offset the increase in operating margin.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.3 percentage points in 2016 due to lower casualty and health insurance expenses, higher volumes from store count growth and increased store order counts, as well as lower fuel costs. Increased labor costs partially offset these increases. Decreases in certain food prices have a positive effect on the supply chain operating margin percentage due to the fixed dollar margin earned by supply chain on certain food items. Lower commodity prices decreased both revenues and costs by $3.0 million in fiscal 2016. Lower cheese prices did not have a material impact in 2016; if our U.S. cheese prices for 2016 had been in effect during 2015, the supply chain operating margin as a percentage of supply chain revenues would have remained the same. The dollar margin would also have been unaffected.

General and administrative expenses. General and administrative expenses increased $35.9 million or 12.9% in 2016. These increases were driven by continued investments in technological initiatives and labor (primarily in e-commerce, information technology and international operations) as well as higher performance-driven expenses resulting from improved operating performance and higher same store sales, including variable performance-based compensation, and Company-owned store national advertising contributions. General and administrative expenses were positively impacted by the non-recurrence of an estimated $4.7 million of expenses from the inclusion of the 53rd week in 2015.

Interest income. Interest income increased slightly to $0.7 million in 2016.

Interest expense. Interest expense increased $10.5 million to $110.1 million in 2016. The increase was driven by a higher average debt balance as a result of the 2015 Recapitalization and was offset in part by a lower cash borrowing rate.

Our weighted average borrowing rate decreased to 4.6% in fiscal 2016, from 5.1% in fiscal 2015. The decreases in the Company’s cash borrowing rate resulted from the lower interest rates on the debt issued as part of the 2015 recapitalization. Our average outstanding debt balance, excluding capital lease obligations, was approximately $2.23 billion in 2016 and approximately $1.68 billion in 2015. The increase in the average outstanding debt balance was due to the issuance of debt in connection with the 2015 Recapitalization.

Provision for income taxes. Provision for income taxes increased $16.6 million to $130.0 million in 2016, due primarily to higher pre-tax income. The Company’s effective income tax rate increased by 0.7 percentage points to 37.7% of pre-tax income in 2016.

2015 compared to 2014

(tabular amounts in millions, except percentages)

Revenues. Consolidated revenues increased $222.7 million or 11.2% in 2015. The increase was due primarily to higher supply chain food volumes as well as increased sales of equipment to stores in connection with our store reimaging program. Higher Company-owned store, domestic franchise and international franchise revenues resulting from same store sales and store count growth also contributed to the rise in revenue. The inclusion of the 53rd week in 2015 also positively impacted revenues by an estimated $49.7 million. These increases were offset in part by the negative impact of changes in foreign currency exchange rates on international franchise royalties and international supply chain revenues, as well as lower cheese and other commodity prices.

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

Supply chain. Supply chain revenues are summarized in the following table.

	2015		2014
Domestic supply chain	$1,266.4	91.6%	$1,149.7	91.1%
International supply chain	116.8	8.4%	112.8	8.9%

Total supply chain	$1,383.2	100.0%	$1,262.5	100.0%

In fiscal 2016, the Company began managing the Alaska and Hawaii supply chain centers as part of its domestic supply chain business. Prior to fiscal 2016, these centers were managed as part of the Company’s international supply chain business. Revenues from these supply chain centers are included in the 2015 and 2014 domestic supply chain revenues in the table above.

Domestic supply chain. Domestic supply chain revenues increased $116.7 million or 10.1% in 2015. These increases were primarily attributable to higher volumes from increased order counts at the store level and increases in sales of equipment in connection with our store reimaging program, as well as an estimated $27.8 million impact of the 53rd week. They were partially offset by lower cheese and other commodity prices. We estimate that the lower cheese block price (passed through directly in domestic supply chain pricing to franchisees) resulted in an approximate $45.3 million decrease in domestic supply chain revenues during 2015.

International supply chain. Revenues from international supply chain operations increased $4.0 million or 3.5% in 2015. This increase resulted primarily from higher volumes in 2015 and an estimated $2.6 million impact of the 53rd week, and were offset in part by the negative impact of foreign currency exchange rates of approximately $16.4 million in 2015.

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

The $16.5 million or 20.4% increase in the domestic Company-owned store operating margin was due primarily to higher same store sales, a decrease in overall commodity prices and an estimated $3.1 million impact of the 53rd week.

As a percentage of store revenues, the store operating margin increased 1.3 percentage points in 2015, as discussed in more detail below.

As noted in the comparison between 2016 and 2015, management has historically included costs to support online ordering as part of labor and related costs. Costs to support online ordering are now included within transaction-related expenses and the prior year costs below have been reclassified to conform to current year presentation.

•	Food costs decreased 2.2 percentage points to 26.1% in 2015, due primarily to lower overall commodity prices. The cheese block price per pound averaged $1.62 in 2015 compared to $2.13 in 2014.

•	Occupancy costs, which include rent, telephone, utilities and depreciation, decreased 1.1 percentage points to 8.1% in 2015 due primarily to the positive impact of higher sales per store.

•	Labor costs increased 0.9 percentage points to 28.5% in 2015, due primarily to higher performance based compensation and overtime as a result of increased same store sales.

•	Insurance costs increased 1.3 percentage points to 4.0% in 2015, due primarily to a $4.3 million incremental insurance expense in the third quarter of 2015 related to updated actuarial estimates for our casualty insurance program.

Supply chain. The changes to the supply chain operating margin are summarized in the following table.

	2015		2014
Revenues	$1,383.2	100.0%	$1,262.5	100.0%
Cost of sales	1,234.1	89.2%	1,131.7	89.6%

Supply chain operating margin	$149.1	10.8%	$130.8	10.4%

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

Our weighted average borrowing rate decreased to 5.1% in fiscal 2015, from 5.3% in fiscal 2014. The decrease in the Company’s cash borrowing rate resulted from the lower interest rate on the new debt issued as part of the 2015 Recapitalization. Our average outstanding debt balance, excluding capital lease obligations, was approximately $1.68 billion in 2015 and approximately $1.52 billion in 2014. The increase in the average outstanding debt balance was due to the issuance of debt in connection with the 2015 Recapitalization.

Provision for income taxes. Provision for income taxes increased $17.4 million to $113.4 million in 2015, due primarily to higher pre-tax income. The Company’s effective income tax rate decreased slightly by 0.1 percentage points to 37.0% of pre-tax income in 2015.

Liquidity and capital resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 35 to 45 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of January 1, 2017, we had negative working capital of $34.3 million, excluding restricted cash and cash equivalents of $126.5 million and including total unrestricted cash and cash equivalents of $42.8 million.

As of January 1, 2017, we had approximately $99.8 million of restricted cash held for future principal and interest payments and $26.7 million of restricted cash held in a three-month interest reserve as required by the related debt agreements, for a total of $126.5 million of restricted cash and cash equivalents.

The Company entered into a recapitalization transaction in 2015, in which certain of our subsidiaries, among other things, replaced $551.3 million of the outstanding Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the “2012 Fixed Rate Notes”) and its 2012 variable funding notes with new notes (the “2015 Fixed Rate Notes”) issued pursuant to an asset-backed securitization. The 2015 Fixed Rate Notes consist of $500.0 million of Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I (the “2015 Five-Year Notes”), $800.0 million Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Ten-Year Notes”) and $125.0 million of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “2015 Variable Funding Notes”). The 2012 Fixed Rate Notes and the 2015 Fixed Rate Notes are referred to collectively as the Fixed Rate Notes. Additional information related to the 2015 Recapitalization transaction is included in Note 4 to our consolidated financial statements.

The Fixed Rate Notes have original scheduled principal payments of $38.6 million in each of 2017 and 2018, $878.5 million in 2019, $488.0 million in 2020, $8.0 million in each of 2021 through 2024 and $728.0 million in 2025. However, in accordance with our debt agreements, the payment of principal on the outstanding senior notes (i) shall be suspended if the leverage ratios are less than or equal to 4.5x total debt to EBITDA and there are no scheduled principal catch-up amounts outstanding; provided, that during any such suspension, principal payments will continue to accrue and are subject to catch-up upon failure to satisfy the leverage ratios, or (ii) on and after the payment in full of the 2012 Fixed Rate Notes, may be suspended if the leverage ratios are less than or equal to 5.0x total debt to EBITDA and no catch-up provisions are applicable. During the second quarter of 2014, we met the maximum leverage ratios of less than 4.5x, and, in accordance with our debt agreements, ceased debt amortization payments in the third quarter of 2014.

The Company continued to meet the maximum leverage ratios of less than 4.5x in each of the quarters prior to the 2015 Recapitalization and accordingly, did not make previously scheduled debt amortization payments in accordance with the debt agreements. Subsequent to the 2015 Recapitalization, the Company’s leverage ratios exceeded 4.5x and, accordingly, the Company began making the scheduled amortization payments as well as the required catch-up payments.

The Fixed Rate Notes are subject to certain financial and non-financial covenants, including a debt service coverage calculation, as defined in the related agreements. In the event that certain covenants are not met, the Fixed Rate Notes may become due and payable on an accelerated schedule.

A portion of proceeds from the 2015 Recapitalization were used to make an optional prepayment of approximately $551.3 million in aggregate principal amount of the 2012 Fixed Rate Notes, at par, pay scheduled principal catch-up amounts on the 2012 Fixed Rate Notes, make an interest reserve deposit, pre-fund a portion of the principal and interest payable on the 2015 Fixed Rate Notes and pay transaction fees and expenses. In connection with the issuance of the 2015 Variable Funding Notes, the Company permanently reduced to zero the commitment to fund the 2012 variable funding note facility and the 2012 variable funding note facility was cancelled.

In connection with the 2012 Recapitalization, the Company recorded $39.9 million of debt issuance costs. In connection with the 2015 Recapitalization, the Company wrote off approximately $6.9 million of these costs in connection with the extinguishment of $551.3 million of the 2012 Fixed Rate Notes. The remaining debt issuance costs related to the 2012 Recapitalization are being amortized into interest expense over the seven-year expected term of the 2012 Fixed Rate Notes. Additionally, in connection with the 2015 Recapitalization, the Company recorded $17.4 million of debt issuance costs, which are being amortized into interest expense over the five and ten-year expected terms of the 2015 Fixed Rate Notes.

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

Our primary source of liquidity is cash flows from operations and availability of borrowings under our 2015 Variable Funding Notes. As of January 1, 2017, we had $44.3 million of outstanding letters of credit and $80.7 million of available borrowing capacity under our 2015 Variable Funding Notes. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the 2015 Variable Funding Notes are available to fund our working capital requirements, capital expenditures and, subject to other limitations, other general corporate purposes including dividend payments.

As part of the 2015 Recapitalization, on October 23, 2015, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $800.0 million of the Company’s common stock. This repurchase program replaced the remaining availability under the Company’s previously disclosed $200.0 million share repurchase program. On October 27, 2015, the Company entered into a $600.0 million ASR Agreement with a counterparty.

Pursuant to the terms of the ASR Agreement, on October 30, 2015, as part of its new $800.0 million share repurchase authorization, the Company used a portion of the proceeds from the 2015 Recapitalization to pay the counterparty $600.0 million in cash and received approximately 4.86 million shares of the Company’s common stock. During the first quarter of 2016, the Company received and retired 456,936 shares of its common stock in connection with the final settlement of its $600.0 million accelerated share repurchase program.

The Company’s open market share repurchase program has historically been funded by excess cash flows. The Company used cash of approximately $300.3 million in 2016 and $738.6 million in 2015 for share repurchases. The Company had approximately $149.1 million left under the most recent $250.0 million authorization as of January 1, 2017. We expect to continue to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the 2015 Variable Funding Notes) availability under the 2015 Variable Funding Notes to, among other things, repurchase shares under the current authorized program.

In the past three years, we have invested between $61.5 million and $71.8 million annually in capital expenditures. In 2016, we invested $61.5 million in capital expenditures which primarily related to reimaging our existing Company-owned stores and investments in our supply chain centers and training facilities, our proprietary internally developed point-of-sale system (Domino’s PULSE), our digital ordering platform, our internal enterprise systems and other technology initiatives. We did not have any material commitments for capital expenditures as of January 1, 2017.

The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
(In millions)	January 1, 2017	January 3, 2016	December 28, 2014
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$287.3	$291.8	$192.3
Net cash used in investing activities	(0.8)	(109.3)	(57.4)
Net cash used in financing activities	(375.8)	(80.9)	(118.9)
Exchange rate changes	(1.3)	1.0	0.5

Change in cash and cash equivalents	$(90.6)	$102.6	$16.5

Operating Activities

Cash provided by operating activities was $287.3 million in fiscal 2016. Our cash provided by operating activities was mainly the result of net income of $214.7 million, which included non-cash amounts of $12.6 million. The changes in operating assets and liabilities also generated $60.0 million of cash inflows during 2016.

During fiscal 2015, cash provided by operating activities was $291.8 million, mainly the result of net income of $192.8 million, which included non-cash amounts of $45.6 million. The changes in operating assets and liabilities also generated $53.4 million of cash inflows during 2015.

Cash provided by operating activities was $192.3 million in fiscal 2014. Our cash provided by operating activities was mainly the result of net income of $162.6 million, which included $29.7 million of non-cash amounts.

We are focused on continually improving our net income and cash flow from operations, and management expects to continue to generate positive cash flows from operating activities for the foreseeable future.

Investing Activities

During fiscal 2016, cash used in investing activities was $0.8 million, which consisted primarily of $58.6 million of capital expenditures (driven by investments related to the reimaging of our existing Company-owned stores and investments in our supply chain centers and training facilities, our proprietary internally developed point-of-sale system, our digital ordering platform, our internal enterprise systems and other technology initiatives), offset in part by the change in restricted cash of $54.4 million and by proceeds from the sale of assets of $4.9 million.

During fiscal 2015, cash used in investing activities was $109.3 million, which consisted primarily of $63.3 million of capital expenditures (driven by investments related to the reimaging of our existing Company-owned stores and investments in our supply chain centers and training facilities, our proprietary internally developed point-of-sale system, our digital ordering platform, our internal enterprise systems and other technology initiatives), change in restricted cash of $60.0 million, and offset by proceeds from the sale of assets of $12.7 million.

Cash used in investing activities was $57.4 million in fiscal 2014. The main drivers of this change were $70.1 million of capital expenditures, offset by $9.2 million of proceeds from the sale of assets and the net change in restricted cash and cash equivalents of $4.5 million.

Financing Activities

During fiscal 2016, cash used in financing activities was $375.8 million. Purchases of common stock totaled $300.3 million, repayments of long-term debt and capital lease obligations totaled $122.3 million, and funding dividend payments to our shareholders totaled $73.9 million. The net tax impact of equity-based compensation was $42.5 million, proceeds from issuance of debt (from our draws on our variable funding note facility) totaled $63.0 million, and proceeds from the exercise of stock options totaled $15.2 million.

During fiscal 2015, cash used in financing activities was $80.9 million. In fiscal 2015, we issued $1.3 billion of debt in connection with our 2015 Recapitalization, which was offset by the purchases of common stock of $738.6 million, repayments of long-term debt of $564.4 million (of which, $551.3 million was an optional prepayment on our 2012 Fixed Rate Notes using a portion of the proceeds received from the 2015 Recapitalization), funding dividend payments to our shareholders of $80.3 million, and cash paid for financing costs related to our 2015 Recapitalization of $17.4 million. The net tax impact of equity-based compensation of $10.3 million increased cash from financing activities in fiscal 2015.

We used $118.9 million of cash in financing activities in fiscal 2014, related to purchases of common stock, funding dividend payments to our shareholders and making payments on our long-term debt obligations. The tax impact of equity-based compensation offset the use of cash in financing activities in both fiscal 2014.

During fiscal 2016, we experienced increases in both domestic and international same store sales and both our domestic and international businesses grew their number of stores. These factors have contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, ongoing cash flows from operations and available borrowings under the 2015 Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business, pay dividends and repurchase our common stock. Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations, our current unrestricted cash and cash equivalents and amounts available under the 2015 Variable Funding Notes will be more than adequate to meet our anticipated debt service requirements, capital expenditures, dividend payments and working capital needs for the foreseeable future.

Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described in Item 1A. Risk Factors. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under the 2015 Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the Fixed Rate Notes and to service, extend or refinance the 2015 Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2016, 2015 or 2014. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

New accounting pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has completed its evaluation as of January 1, 2017, and concluded that there are no conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern under ASU 2014-15.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Based on a preliminary assessment, the Company expects the adoption of this guidance to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets at the beginning of the earliest period presented. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its consolidated financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Based on a preliminary assessment, the Company expects the initial adoption of this guidance to not be material to its consolidated financial statements. Subsequent to adoption, the impact of the standard will be dependent on a number of factors, including the market value per share of the Company’s common stock at restricted stock vesting dates and the number of stock options that are exercised, as excess tax benefits or deficiencies will be reflected in the consolidated statements of income as a component of the provision for income taxes. The Company expects that the subsequent impact of adoption of this guidance will likely be material to the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. Additionally, ASU 2016-20 clarify certain narrow aspects within Topic 606 including its scope, contract cost accounting, and disclosures. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the Company’s consolidated financial statements, as well as the expected timing and method of adoption. Based on a preliminary assessment, the adoption of this guidance is not expected to impact our recognition of sales from Company-owned stores, ongoing royalty fees which are based on a percentage of franchise sales, or revenues from our supply chain centers. The Company is continuing to evaluate the impact of the adoption of this guidance on the recognition of less significant revenues such as development fees, franchise fees, and technology fees.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that entities show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2017 and November 17, 2016 EITF Meetings. ASU 2017-03 responds to SEC staff announcements made in 2016 as it relates to the disclosure of the future impact of the effects of the new FASB guidance on revenue, leases and credit losses on financial instruments in accordance with Staff Accounting Bulletin 74. ASU 2017-03 was effective upon issuance in January 2017. As of January 1, 2017, the Company has adopted ASU 2017-03 and have made the required disclosures within this section of the Form 10-K.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 35): Simplifying the Test for Goodwill Impairment, or ASU 2017-04. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. ASU 2017-04 is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Contractual obligations

The following is a summary of our significant contractual obligations at January 1, 2017.

(dollars in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt (1):
Principal	$38.6	$38.6	$878.5	$488.0	$8.0	$752.0	$2,203.7
Interest (2)	99.2	97.6	54.3	48.3	33.7	125.6	458.7
Capital leases (3)	0.8	0.8	0.8	0.8	0.8	5.2	9.3
Operating leases (4)	45.3	40.6	34.8	29.1	25.4	55.9	231.1

(1)	We have outstanding long-term secured notes with varying maturities. For additional information, see Note 4 of the Notes to Consolidated Financial Statements under “Part II – Item 8 – Financial Statements and Supplementary Data.”
(2)	Represents interest payments on our Fixed Rate Notes and 2015 Variable Funding Notes. The interest rate on the 2015 Variable Funding Notes will be payable at a per year rate equal to LIBOR plus 219 basis points.
(3)	The principal portion of the capital lease obligation amounts above, which totaled $5.7 million at January 1, 2017, are classified as debt in our consolidated financial statements. Total amount does not sum due to rounding.
(4)	We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center, which is our corporate headquarters, under leases with expiration dates through 2029.

Liabilities for unrecognized tax benefits of $2.0 million are excluded from the above table, as we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on unrecognized tax benefits see Note 6 to the consolidated financial statements included in this Form 10-K.

Off-balance sheet arrangements

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit as of January 1, 2017 were approximately $44.3 million and relate to our insurance programs and supply chain center leases. The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $1.0 million as of January 1, 2017. We believe that none of these arrangements has or is likely to have a material effect on our results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.

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

These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “potential,” “outlook” and similar terms and phrases, including references to assumptions, are forward-looking statements. These forward-looking statements address various matters including information concerning future results of operations and business strategy, and statements about our ability to complete our “Pizza Theater” store redesign, the expected demand for future pizza delivery, our expectation that we will meet the terms of our agreement with our third-party supplier of pizza cheese, our belief that alternative third-party suppliers are available for our key ingredients in the event we are required to replace any of our supply partners, our intention to continue to enhance and grow online ordering, digital marketing and technological capabilities, our expectation that there will be no material capital expenditures for environmental control facilities, our plans to expand international operations in many of the markets where we currently operate and in selected new markets, our expectation that the contribution rate for advertising fees payable to DNAF will remain in place for the foreseeable future, and our expectation that we will use our unrestricted cash and cash equivalents, ongoing cash flows from operations and available borrowings under the 2015 Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business, pay dividends and repurchase our common stock.

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

Actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

•	our substantial increased indebtedness as a result of the 2012 Recapitalization and the 2015 Recapitalization and our ability to incur additional indebtedness or refinance that indebtedness in the future;
•	our future financial performance;

•	the success of our marketing initiatives;

•	our future cash needs;

•	our ability to maintain good relationships with our franchisees and their ongoing level of profitability;

•	our ability to successfully implement cost-saving strategies;

•	increases in our operating costs, including cheese, fuel and other commodity costs and the minimum wage;

•	our ability to compete domestically and internationally in our intensely competitive industry;

•	additional risk precipitated by international operations;

•	our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel;

•	our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation;

•	our ability to pay principal and interest on our substantial debt;

•	our ability to find and/or retain suitable real estate for our stores and supply chain centers;

•	adverse legislation, regulation or publicity;

•	adverse legal judgments or settlements;

•	food-borne illness or contamination of products;

•	data breaches or other cyber risks;

•	the effect of war, terrorism or catastrophic events;

•	our ability to pay dividends and repurchase shares;

•	changes in consumer taste, demographic trends and traffic patterns; and

•	adequacy of insurance coverage.

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

Market risk

We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the 2015 Recapitalization, we issued fixed rate notes and, at January 1, 2017, we are only exposed to interest rate risk on borrowings under our 2015 Variable Funding Notes. As of January 1, 2017, we had no outstanding borrowings under our 2015 Variable Funding Notes. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 7.2% of our total revenues in 2016, 7.4% of our total revenues in 2015 and 7.7% of our total revenues in 2014 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $16.7 million in 2016.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Domino’s Pizza, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Domino’s Pizza, Inc. and its subsidiaries at January 1, 2017 and January 3, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9(A). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 28, 2017

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 1, 2017	January 3, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$42,815	$133,449
Restricted cash and cash equivalents	126,496	180,940
Accounts receivable, net of reserves of $2,342 in 2016 and $2,662 in 2015	150,369	131,582
Inventories	40,181	36,861
Prepaid expenses and other	17,635	20,646
Advertising fund assets, restricted	118,377	99,159

Total current assets	495,873	602,637

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	29,129	29,064
Leasehold and other improvements	120,726	111,071
Equipment	201,827	186,405
Construction in progress	7,816	9,633

	359,498	336,173
Accumulated depreciation and amortization	(220,964)	(204,283)

Property, plant and equipment, net	138,534	131,890

OTHER ASSETS:
Investments in marketable securities, restricted	7,260	6,054
Goodwill	16,058	16,097
Capitalized software, net of accumulated amortization of $68,727 in 2016 and $61,330 in 2015	40,256	28,505
Other assets, net of accumulated amortization of $776 in 2016 and $776 in 2015	9,379	8,797
Deferred income taxes	8,935	5,865

Total other assets	81,888	65,318

Total assets	$716,295	$799,845

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

	January 1, 2017	January 3, 2016
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$38,887	$59,333
Accounts payable	111,510	106,927
Accrued compensation	42,089	32,999
Accrued interest	18,826	20,459
Insurance reserves	16,742	17,597
Advertising fund liabilities	118,377	99,159
Other accrued liabilities	57,267	39,509

Total current liabilities	403,698	375,983

LONG-TERM LIABILITIES:
Long-term debt, less current portion	2,148,990	2,181,460
Insurance reserves	27,141	23,314
Other accrued liabilities	19,609	19,339

Total long-term liabilities	2,195,740	2,224,113

Total liabilities	2,599,438	2,600,096

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 48,100,143 in 2016 and 49,838,221 in 2015 issued and outstanding	481	498
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	1,006	6,942
Retained deficit	(1,881,520)	(1,804,143)
Accumulated other comprehensive loss	(3,110)	(3,548)

Total stockholders’ deficit	(1,883,143)	(1,800,251)

Total liabilities and stockholders’ deficit	$716,295	$799,845

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	January 1,	January 3,	December 28,
	2017	2016	2014
REVENUES:
Domestic Company-owned stores	$439,024	$396,916	$348,497
Domestic franchise	312,260	272,808	230,192
Supply chain	1,544,345	1,383,161	1,262,523
International franchise	176,999	163,643	152,621

Total revenues	2,472,628	2,216,528	1,993,833

COST OF SALES:
Domestic Company-owned stores	331,860	299,294	267,385
Supply chain	1,373,077	1,234,103	1,131,682

Total cost of sales	1,704,937	1,533,397	1,399,067

OPERATING MARGIN	767,691	683,131	594,766

GENERAL AND ADMINISTRATIVE	313,649	277,692	249,405

INCOME FROM OPERATIONS	454,042	405,439	345,361

INTEREST INCOME	685	313	143

INTEREST EXPENSE	(110,069)	(99,537)	(86,881)

INCOME BEFORE PROVISION FOR INCOME TAXES	344,658	306,215	258,623

PROVISION FOR INCOME TAXES	129,980	113,426	96,036

NET INCOME	$214,678	$192,789	$162,587

EARNINGS PER SHARE:

Common Stock – basic	$4.41	$3.58	$2.96
Common Stock – diluted	$4.30	$3.47	$2.86

DIVIDENDS DECLARED PER SHARE	$1.52	$1.24	$1.00

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	January 1,	January 3,	December 28,
	2017	2016	2014
NET INCOME	$214,678	$192,789	$162,587

OTHER COMPREHENSIVE LOSS, BEFORE TAX:

Currency translation adjustment	(94)	(2,076)	(1,468)

	(94)	(2,076)	(1,468)

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME:

Currency translation adjustment	532	1,189	791

	532	1,189	791

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	438	(887)	(677)

COMPREHENSIVE INCOME	$215,116	$191,902	$161,910

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

			Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount
BALANCE AT DECEMBER 29, 2013	55,768,672	$558	$669	$(1,289,445)	$(1,984)

Net income	—	—	—	162,587	—
Common stock dividends and equivalents	—	—	—	(55,300)	—
Issuance of common stock, net	102,169	1	—	—	—
Tax payments for restricted stock upon vesting	(105,101)	(1)	(7,926)	—	—
Purchases of common stock	(1,151,931)	(12)	(17,632)	(64,763)	—
Exercises of stock options	939,340	10	9,018	—	—
Tax impact from equity-based compensation	—	—	27,583	—	—
Non-cash compensation expense	—	—	17,587	—	—
Other	—	—	262	—	—
Currency translation adjustment, net of tax	—	—	—	—	(677)

BALANCE AT DECEMBER 28, 2014	55,553,149	556	29,561	(1,246,921)	(2,661)

Net income	—	—	—	192,789	—
Common stock dividends and equivalents	—	—	—	(66,524)	—
Issuance of common stock, net	78,891	1	—	—	—
Tax payments for restricted stock upon vesting	(69,334)	(1)	(7,430)	—	—
Purchases of common stock	(6,152,918)	(62)	(55,008)	(683,487)	—
Exercises of stock options	428,433	4	4,810	—	—
Tax impact from equity-based compensation	—	—	17,775	—	—
Non-cash compensation expense	—	—	17,623	—	—
Other	—	—	(389)	—	—
Currency translation adjustment, net of tax	—	—	—	—	(887)

BALANCE AT JANUARY 3, 2016	49,838,221	498	6,942	(1,804,143)	(3,548)

Net income	—	—	—	214,678	—
Common stock dividends and equivalents	—	—	—	(73,958)	—
Issuance of common stock, net	80,267	1	—	—	—
Tax payments for restricted stock upon vesting	(47,277)	—	(5,646)	—	—
Purchases of common stock	(2,816,716)	(28)	(82,125)	(218,097)	—
Exercises of stock options	1,045,648	10	15,224	—	—
Tax impact from equity-based compensation	—	—	48,129	—	—
Non-cash compensation expense	—	—	18,564	—	—
Other	—	—	(82)	—	—
Currency translation adjustment, net of tax	—	—	—	—	438

BALANCE AT JANUARY 1, 2017	48,100,143	$481	$1,006	$(1,881,520)	$(3,110)

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 1,	January 3,	December 28,
	2017	2016	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$214,678	$192,789	$162,587
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	38,140	32,434	35,788
(Gains) losses on sale/disposal of assets	863	316	(1,107)
Benefit for losses on accounts and notes receivable	(224)	(1,084)	(570)
Provision (benefit) for deferred income taxes	(3,059)	1,713	(132)
Amortization of debt issuance costs	6,418	12,393	5,746
Non-cash compensation expense	18,564	17,623	17,587
Tax impact from equity-based compensation	(48,129)	(17,775)	(27,583)
Changes in operating assets and liabilities-
Increase in accounts receivable	(18,724)	(13,678)	(12,710)
Increase in inventories, prepaid expenses and other	(2,947)	(2,262)	(11,827)
Increase in accounts payable and accrued liabilities	78,929	69,032	22,776
Increase in insurance reserves	2,764	285	1,784

Net cash provided by operating activities	287,273	291,786	192,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(58,555)	(63,282)	(70,093)
Proceeds from sale of assets	4,936	12,724	9,160
Change in restricted cash	54,444	(59,986)	4,499
Other	(1,661)	1,252	(1,009)

Net cash used in investing activities	(836)	(109,292)	(57,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	63,000	1,305,000	—
Repayments of long-term debt and capital lease obligations	(122,334)	(564,403)	(12,332)
Proceeds from exercises of stock options	15,234	4,814	9,028
Tax impact from equity-based compensation	48,129	17,775	27,583
Purchases of common stock	(300,250)	(738,557)	(82,407)
Tax payments for restricted stock upon vesting	(5,646)	(7,431)	(7,927)
Payments of common stock dividends and equivalents	(73,925)	(80,329)	(52,843)
Cash paid for financing costs	—	(17,367)	—
Other	—	(438)	—

Net cash used in financing activities	(375,792)	(80,936)	(118,898)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,279)	1,036	474

CHANGE IN CASH AND CASH EQUIVALENTS	(90,634)	102,594	16,472

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	133,449	30,855	14,383

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$42,815	$133,449	$30,855

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Domino’s Pizza, Inc. (“DPI”), a Delaware corporation, conducts its operations and derives substantially all of its operating income and cash flows through its wholly-owned subsidiary, Domino’s, Inc. (“Domino’s”) and Domino’s wholly-owned subsidiary, Domino’s Pizza LLC (“DPLLC”). DPI and its wholly-owned subsidiaries (collectively, “the Company”) are primarily engaged in the following business activities: (i) retail sales of food through Company-owned Domino’s Pizza stores; (ii) sales of food, equipment and supplies to Company-owned and franchised Domino’s Pizza stores through Company-owned supply chain centers; and (iii) receipt of royalties and fees from domestic and international Domino’s Pizza franchisees.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2016 fiscal year ended on January 1, 2017, the 2015 fiscal year ended on January 3, 2016 and the 2014 fiscal year ended on December 28, 2014. The 2016 fiscal year consisted of fifty-two weeks, the 2015 fiscal year consisted of fifty-three weeks, and the 2014 fiscal year consisted of fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash and Cash Equivalents

Restricted cash at January 1, 2017 includes $99.8 million of cash held for future principal and interest payments and $26.7 million of cash held in a three-month interest reserve.

Restricted cash at January 3, 2016 includes $114.2 million of cash held for future principal and interest payments, $26.7 million of cash held in a three-month interest reserve, and $40.0 million of cash held as collateral for outstanding letters of credit.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventories at January 1, 2017 and January 3, 2016 are comprised of the following (in thousands):

	2016	2015
Food	$36,644	$30,167
Equipment and supplies	3,537	6,694

Inventories	$40,181	$36,861

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, notes receivable, as well as covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions. As of January 1, 2017 and January 3, 2016, all intangible assets with useful lives were fully amortized.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Included in land and buildings as of January 1, 2017 and January 3, 2016 are capital lease assets of approximately $4.7 million and $5.1 million, which are net of $5.8 million and $5.4 million of accumulated amortization, respectively, primarily related to the lease of a supply chain center building, and to a lesser extent, the lease of a Company-owned store. The capital lease assets are being amortized using the straight-line method over the respective lease terms.

Depreciation and amortization expense on property, plant and equipment was approximately $27.3 million, $24.1 million and $28.4 million in 2016, 2015 and 2014, respectively.

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

During the fourth quarter of 2014, in connection with meeting held-for-sale criteria for its corporate airplane, the Company recorded $5.8 million of pre-tax expense to reduce the asset to its fair value less cost to sell. This impairment loss was recorded in general and administrative expenses on the consolidated statements of income. Aside from the impairment loss in 2014, the Company did not record an impairment loss on long-lived assets in 2016, 2015, or 2014.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In connection with the 2012 Recapitalization, the Company recorded $39.9 million of debt issuance costs. In connection with the 2015 Recapitalization, the Company wrote-off approximately $6.9 million of these costs in connection with the extinguishment of $551.3 million of the 2012 Fixed Rate Notes (Note 4). The remaining debt issuance costs related to the 2012 Recapitalization are being amortized into interest expense over the seven-year expected term of the 2012 Fixed Rate Notes. Additionally, in connection with the 2015 Recapitalization, the Company recorded $17.4 million of debt issuance costs, which are being amortized into interest expense over the five and ten-year expected terms of the 2015 Fixed Rate Notes (Note 4).

In connection with the aforementioned write-off of debt issuance costs and scheduled principal payments of its Fixed Rate Notes (Note 4), the Company expensed debt issuance costs of approximately $0.6 million, $6.9 million and $0.2 million in 2016, 2015 and 2014, respectively. Debt issuance cost expense, including the aforementioned amounts, was approximately $6.4 million, $12.4 million and $5.7 million in 2016, 2015 and 2014, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2016, 2015 or 2014.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software, which range from one to three years. Capitalized software amortization expense was approximately $10.8 million, $8.3 million and $7.3 million in 2016, 2015 and 2014, respectively. The Company received $4.4 million, $3.9 million and $3.4 million from franchisees from enhancements of internally developed point-of-sale software during 2016, 2015 and 2014, respectively. The Company also received $2.0 million, $1.8 million, and $0.9 million from franchisees for software licenses and software development work during 2016, 2015 and 2014, respectively.

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

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for income, sales, property and other taxes, legal reserves, store operating expenses, deferred rent expense, dividends payable and deferred compensation liabilities.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with domestic and Canadian stores that purchase all of their food from Supply Chain (Note 11). These profit-sharing arrangements generally offer Company-owned stores and participating franchisees with 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of their regional supply chain center’s pre-tax profits based upon each store’s purchases from the supply chain center. Profit-sharing obligations are recorded as a revenue reduction in Supply Chain in the same period as the related revenues and costs are recorded, and were $99.8 million, $85.8 million and $75.7 million in 2016, 2015 and 2014, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $34.5 million, $32.0 million and $29.0 million during 2016, 2015 and 2014, respectively.

Domestic Stores (Note 11) are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund Inc. (“DNAF”), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities in the United States. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $26.1 million, $23.2 million and $20.9 million in 2016, 2015 and 2014, respectively. DNAF also received national advertising contributions from franchisees of approximately $283.7 million, $247.0 million and $217.7 million during 2016, 2015 and 2014, respectively. Franchisee contributions to DNAF and offsetting disbursements are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza® brand. Accordingly, all assets held by the DNAF are considered restricted.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Rent

The Company leases certain equipment, vehicles, retail store and supply chain center locations and its corporate headquarters under operating leases with expiration dates through 2029. Rent expenses totaled approximately $49.9 million, $46.1 million and $43.0 million during 2016, 2015 and 2014, respectively.

Common Stock Dividends

During 2016, the Company declared and paid dividends of approximately $74.0 million, or $1.52 per share.

During 2015, the Company declared and paid dividends of approximately $66.5 million, or $1.24 per share.

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

Derivative Instruments

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company had no outstanding derivative instruments as of January 1, 2017 and January 3, 2016.

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

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $104.6 million, $80.8 million and $81.1 million during 2016, 2015 and 2014, respectively. Cash paid for income taxes was approximately $74.3 million, $80.1 million and $76.5 million in 2016, 2015 and 2014, respectively.

The Company had $3.8 million and $0.8 million of non-cash investing activities related to accruals for capital expenditures in 2016 and 2015, respectively. The Company also had non-cash financing activities related to capital assets and liabilities in 2015. Specifically, the Company recorded $3.4 million for the renewal of a capital lease of a supply chain center building in the first quarter of 2015, and recorded $0.6 million as a result of entering into a capital lease for a corporate store in the third quarter of 2015.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has completed its evaluation as of January 1, 2017, and concluded that there are no conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern under ASU 2014-15.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Based on a preliminary assessment, the Company expects the adoption of this guidance to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets at the beginning of the earliest period presented. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its consolidated financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Based on a preliminary assessment, the Company expects the initial adoption of this guidance to not be material to its consolidated financial statements. Subsequent to adoption, the impact of the standard will be dependent on a number of factors, including the market value per share of the Company’s common stock at restricted stock vesting dates and the number of stock options that are exercised, as excess tax benefits or deficiencies will be reflected in the consolidated statements of income as a component of the provision for income taxes. The Company expects that the subsequent impact of adoption of this guidance will likely be material to the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. Additionally, ASU 2016-20 clarify certain narrow aspects within Topic 606 including its scope, contract cost accounting, and disclosures. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the Company’s consolidated financial statements, as well as the expected timing and method of adoption. Based on a preliminary assessment, the adoption of this guidance is not expected to impact the Company’s recognition of sales from Company-owned stores, ongoing royalty fees which are based on a percentage of franchise sales, or revenues from supply chain centers. The Company is continuing to evaluate the impact of the adoption of this guidance on the recognition of less significant revenues such as development fees, franchise fees, and technology fees.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that entities show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2017 and November 17, 2016 EITF Meetings. ASU 2017-03 responds to SEC staff announcements made in 2016 as it relates to the disclosure of the future impact of the effects of the new FASB guidance on revenue, leases and credit losses on financial instruments in accordance with Staff Accounting Bulletin 74. ASU 2017-03 was effective upon issuance in January 2017. As of January 1, 2017, the Company has adopted ASU 2017-03 and have made the required disclosures within this section of the Form 10-K.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 35): Simplifying the Test for Goodwill Impairment, or ASU 2017-04. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. ASU 2017-04 is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

(2)	EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2016	2015	2014
Net income available to common stockholders – basic and diluted	$214,678	$192,789	$162,587

Weighted average number of common shares	48,647,167	53,828,609	54,918,471
Earnings per common share – basic	$4.41	$3.58	$2.96
Diluted weighted average number of common shares	49,923,859	55,532,955	56,931,226
Earnings per common share – diluted	$4.30	$3.47	$2.86

The denominators used in calculating diluted earnings per share for common stock do not include 121,075 options to purchase common stock in 2016, 188,080 options to purchase common stock in 2015 and 222,060 options to purchase common stock in 2014, as the effect of including these options would be anti-dilutive. The denominators used in calculating diluted earnings per share for common stock do not include 86,010 restricted performance shares in 2016, 59,580 restricted performance shares in 2015 and 104,740 restricted performance shares in 2014, as the effect of including these shares would be anti-dilutive.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following table summarizes the carrying amounts and fair values of certain assets at January 1, 2017:

	At January 1, 2017
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$7,017	$7,017	$—	$—
Restricted cash equivalents	69,113	69,113	—	—
Investments in marketable securities	7,260	7,260	—	—

The following table summarizes the carrying amounts and fair values of certain assets at January 3, 2016:

	At January 3, 2016
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$108,766	$108,766	$—	$—
Restricted cash equivalents	128,554	128,554	—	—
Investments in marketable securities	6,054	6,054	—	—

(4)	RECAPITALIZATIONS AND FINANCING ARRANGEMENTS

On October 21, 2015, the Company completed a recapitalization transaction (the “2015 Recapitalization”) by issuing $1.3 billion aggregate principal amount of fixed rate notes consisting of $500.0 million Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I (the “2015 Five-Year Notes”) and $800.0 million Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Ten-Year Notes” and, together with the 2015 Five-Year Notes, the “2015 Fixed Rate Notes”). Concurrently, the Company also issued a revolving financing facility which allows for advances of up to $125.0 million of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “2015 Variable Funding Notes”) and issuances of letters of credit. The 2015 Variable Funding Notes were undrawn upon issuance. Gross proceeds from the issuance of the 2015 Fixed Rate Notes were $1.3 billion. The 2015 Fixed Rate Notes and the 2015 Variable Funding Notes are referred to collectively as the “2015 Notes.”

The Company’s previous refinancing transaction occurred in April 2012 (the “2012 Recapitalization”), with the issuance of $1.575 billion of Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the “2012 Fixed Rate Notes”) and a revolving financing facility that allowed for advances of up to $100.0 million of Series 2012-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2012 Variable Funding Notes”). The 2012 Fixed Rate Notes and the 2012 Variable Funding Notes are referred to collectively as the “2012 Notes.” The 2012 Fixed Rate Notes and the 2015 Fixed Rate Notes are referred to collectively as the “Fixed Rate Notes”. The 2012 Notes and the 2015 Notes are referred to collectively as the “Notes.”

A portion of proceeds from the 2015 Recapitalization were used to make an optional prepayment of approximately $551.3 million in aggregate principal amount of the 2012 Fixed Rate Notes, at par, pay scheduled principal catch-up amounts on the 2012 Fixed Rate Notes, make an interest reserve deposit, pre-fund a portion of the principal and interest payable on the 2015 Fixed Rate Notes and pay transaction fees and expenses. In connection with the issuance and sale of the 2015 Variable Funding Notes, the Company permanently reduced to zero the commitment to fund the 2012 Variable Funding Notes and the 2012 Variable Funding Notes were cancelled.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Additionally, as part of the 2015 Recapitalization, on October 23, 2015, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $800.0 million of the Company’s common stock. This repurchase program replaced the remaining availability under the Company’s previously disclosed $200.0 million share repurchase program. On October 27, 2015, the Company entered into a $600.0 million accelerated share repurchase agreement (the “ASR Agreement”) with a counterparty. Pursuant to the terms of the ASR Agreement, on October 30, 2015, as part of its $800.0 million share repurchase authorization, the Company used a portion of the proceeds from the 2015 Recapitalization to pay the counterparty $600.0 million in cash and received 4,858,994 shares of the Company’s common stock. During the first quarter of 2016, the Company received and retired 456,936 shares of its common stock in connection with the final settlement of its $600.0 million accelerated share repurchase program.

2015 Fixed Rate Notes

The 2015 Fixed Rate Notes have remaining scheduled principal payments of $13.0 million in each of 2017, 2018 and 2019, $488.0 million in 2020, $8.0 million in each of 2021, 2022, 2023, and 2024, and $728.0 million in 2025. During fiscal 2016, the Company made principal payments of approximately $13.0 million on the 2015 Fixed Rate Notes.

The legal final maturity date of the 2015 Fixed Rate Notes is in October 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2015 Five-Year Notes will be repaid on or prior to the anticipated repayment date occurring in October 2020 and the 2015 Ten-Year Notes will be repaid on or prior to the anticipated repayment date occurring in October 2025. If the Company has not repaid or refinanced the 2015 Fixed Rate Notes prior to the applicable anticipated repayment date, additional interest will accrue of at least 5% per annum, as defined in the related agreements.

2015 Variable Funding Notes

The 2015 Variable Funding Notes allow for advances of up to $125.0 million and issuance of letters of credit. Interest on the 2015 Variable Funding Notes will be payable at a per year rate equal to LIBOR plus 219 basis points. The 2015 Variable Funding Notes were undrawn at closing. The unused portion of the 2015 Variable Funding Notes is subject to a commitment fee ranging from 50 to 100 basis points depending on utilization. It is anticipated that any amounts outstanding on the 2015 Variable Funding Notes will be repaid in full on or prior to October 2020, subject to two additional one-year extensions at the option of the Company, subject to certain conditions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the 2015 Variable Funding Notes equal to 5% per annum. At January 1, 2017, there were $44.3 million of letters of credit and $80.7 million of borrowing capacity under the $125.0 million 2015 Variable Funding Notes.

2012 Fixed Rate Notes

The 2012 Fixed Rate Notes have remaining scheduled principal payments of $25.6 million in each of 2017 and 2018, and $865.4 million in 2019. During fiscal 2016, the Company made principal payments of approximately $46.1 million on the 2012 Fixed Rate Notes. The expected repayment date for the 2012 Fixed Rate Notes is January 2019, with legal final maturity in January 2042.

2012 Variable Funding Notes

In connection with the 2015 Recapitalization, the 2012 Variable Funding Notes were cancelled. The 2012 Variable Funding Notes allowed for the issuance of up to $100.0 million of financing and certain other credit instruments, including letters of credit in support of various obligations of the Company.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Guarantees and Covenants of the Notes

The Notes are guaranteed by six subsidiaries of DPLLC and secured by a security interest in substantially all of the assets of the Company, including royalty and certain other income from all domestic and international stores, domestic supply chain income and intellectual property. The restrictions placed on the Company’s subsidiaries require that the Company’s principal and interest obligations have first priority and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly interest amounts due. The amount of weekly cash flow that exceeds the required weekly interest reserve is generally remitted to the Company in the form of a dividend. However, once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries.

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

While the Fixed Rate Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. The payment of principal of the Fixed Rate Notes (i) shall be suspended if the leverage ratios for the Company are less than or equal to 4.5x total debt to EBITDA and there are no scheduled principal catch-up amounts outstanding; provided, that during any such suspension, principal payments will continue to accrue and are subject to catch-up upon failure to satisfy the aforementioned leverage ratios on an ongoing basis, or (ii) on and after the payment in full of the 2012 Fixed Rate Notes, may be suspended if certain leverage ratios for the Company are less than or equal to 5.0x total debt to EBITDA and no catch-up provisions are applicable. During the second quarter of 2014, the Company met the maximum leverage ratios of less than 4.5x, and, in accordance with the debt agreements, ceased debt amortization payments in the third quarter of 2014. The Company continued to meet the maximum leverage ratios of less than 4.5x in each of the quarters prior to the 2015 Recapitalization and accordingly, did not make previously scheduled debt amortization payments in accordance with the debt agreements. Subsequent to the 2015 Recapitalization, the Company’s leverage ratios exceeded 4.5x and, accordingly, the Company began making the scheduled amortization payments as well as the required catch-up payments.

Fair Value Disclosures

Management estimated the approximate fair values of the 2012 Fixed Rate Notes and the 2015 Fixed Rate Notes as follows (in thousands):

	January 1, 2017		January 3, 2016
	Principal Amount	Fair Value	Principal Amount	Fair Value
2012 Fixed Rate Notes	$916,650	$932,233	$962,719	$991,601
2015 Five-Year Notes	495,000	485,595	500,000	489,500
2015 Ten-Year Notes	792,000	765,864	800,000	781,600

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

Debt Issuance Costs and Transaction-Related Expenses

In connection with the 2012 Recapitalization, the Company recorded $39.9 million of debt issuance costs. In connection with the 2015 Recapitalization, the Company wrote-off approximately $6.9 million of these costs in connection with the extinguishment of $551.3 million of the 2012 Fixed Rate Notes. The remaining debt issuance costs related to the 2012 Recapitalization are being amortized into interest expense over the seven-year expected term of the 2012 Fixed Rate Notes. Additionally, in connection with the 2015 Recapitalization, the Company recorded $17.4 million of debt issuance costs, which are being amortized into interest expense over the five and ten-year expected terms of the 2015 Fixed Rate Notes.

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

Consolidated Long-Term Debt

At January 1, 2017 and January 3, 2016, consolidated long-term debt consisted of the following (in thousands):

	2016	2015
5.216% Class A-2 Notes; expected repayment date January 2019; legal final maturity January 2042	$916,650	$962,719
3.484% Class A-2-I Notes; expected repayment date October 2020; legal final maturity October 2045	495,000	500,000
4.474% Class A-2-II Notes; expected repayment date October 2025; legal final maturity October 2045	792,000	800,000
2015 Variable Funding Notes	—	—
Capital lease obligations	5,730	5,996
Debt issuance costs, net of accumulated amortization of $21.1 million in 2016 and $14.7 million in 2015	(21,503)	(27,922)

Total debt	2,187,877	2,240,793
Less – current portion	38,887	59,333

Consolidated long-term debt, net of debt issuance costs	$2,148,990	$2,181,460

At January 1, 2017, maturities of long-term debt and capital lease obligations are as follows (in thousands):

2017	$38,887
2018	38,917
2019	878,821
2020	488,396
2021	8,440
Thereafter	755,919

$2,209,380

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(5)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of January 1, 2017, the future minimum rental commitments for all non-cancelable leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases	Total
2017	$45,279	$823	$46,102
2018	40,586	826	41,412
2019	34,832	828	35,660
2020	29,087	831	29,918
2021	25,427	833	26,260
Thereafter	55,916	5,179	61,095

Total future minimum rental commitments	$231,127	9,320	$240,447

Less – amounts representing interest		(3,590)

Total principal payable on capital leases		$5,730

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Included in the ordinary course litigation matters referenced above, the Company is party to three employment practice cases and two casualty cases. The Company has established legal and insurance accruals for losses relating to these cases which management believes are reasonable based upon their assessment of the current facts and circumstances. However, it is reasonably possible that the ultimate losses could exceed the amounts recorded by $6.9 million. The remaining cases referenced above could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management’s opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On September 11, 2012, Domino’s Pizza LLC was named as a defendant in a lawsuit along with MAC Pizza Management, Inc., a large franchisee, and Joshua Balka, the franchisee’s delivery driver, filed by Raghurami Reddy, the plaintiff. The case involved a traffic accident in which the franchisee’s delivery driver collided with another vehicle, where the driver of the other vehicle sustained head injuries and the passenger of the other vehicle sustained fatal injuries. The jury delivered a $32.0 million judgment for the plaintiff where the Company was found to be 60% liable. The Company denied liability and filed an appeal of the verdict on a variety of grounds. In the first quarter of 2015, the appellate court reversed the trial court’s decision and dismissed the claims against the Company. The plaintiff filed a Petition for Review with the Supreme Court of the State of Texas. The Company filed opposition to the writ of review and asserted that the claims were appropriately dismissed by the Court of Appeals of the State of Texas. In the second quarter of 2016, the Texas Supreme Court rejected the plaintiffs’ writ of certiorari, leaving the appellate court’s favorable decision to stand. During the fourth quarter of 2016, the Plaintiff filed a petition for writ of certiorari with the United States Supreme Court. In the fourth quarter of 2016, the United States Supreme Court denied the writ of certiorari. Plaintiff has exhausted all appellate rights and the Texas Court of Appeals order dismissing all claims against Domino’s Pizza LLC stands.

(6)	INCOME TAXES

Income before provision for income taxes in 2016, 2015 and 2014 consists of the following (in thousands):

	2016	2015	2014
Domestic	$334,892	$298,055	$250,730
Foreign	9,766	8,160	7,893

	$344,658	$306,215	$258,623

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2016, 2015 and 2014 are summarized as follows (in thousands):

	2016	2015	2014
Federal income tax provision based on the statutory rate	$120,630	$107,175	$90,518
State and local income taxes, net of related Federal income taxes	9,787	8,589	7,320
Non-resident withholding and foreign income taxes	17,275	15,750	15,032
Foreign tax and other tax credits	(20,049)	(18,345)	(17,397)
Non-deductible expenses, net	1,579	1,180	1,284
Valuation allowance	(120)	(301)	(369)
Unrecognized tax benefits, net of related Federal income taxes	(98)	110	(48)
Other	976	(732)	(304)

	$129,980	$113,426	$96,036

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the 2016, 2015 and 2014 consolidated provision for income taxes are as follows (in thousands):

	2016	2015	2014
Provision for Federal income taxes
Current provision	$100,673	$84,071	$70,958
Deferred provision (benefit)	(3,096)	862	(873)

Total provision for Federal income taxes	97,577	84,933	70,085

Provision for state and local income taxes
Current provision	15,091	11,892	10,178
Deferred provision	37	851	741

Total provision for state and local income taxes	15,128	12,743	10,919

Provision for non-resident withholding and foreign income taxes	17,275	15,750	15,032

	$129,980	$113,426	$96,036

As of January 1, 2017 and January 3, 2016, the significant components of net deferred income taxes are as follows (in thousands):

	2016	2015
Deferred Federal income tax assets
Insurance reserves	$11,202	$10,202
Equity compensation	11,978	12,040
Other accruals and reserves	18,741	14,411
Bad debt reserves	1,005	1,232
Valuation allowance	(35)	(155)
Other	5,767	5,409

Total deferred Federal income tax assets	48,658	43,139

Deferred Federal income tax liabilities
Depreciation, amortization and asset basis differences	6,352	3,667
Capitalized software	25,869	21,398
Gain on debt extinguishments	9,073	13,609
Other	—	288

Total deferred Federal income tax liabilities	41,294	38,962

Net deferred Federal income tax asset	7,364	4,177

Net deferred state and local income tax asset	1,571	1,688

Net deferred income taxes	$8,935	$5,865

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

At January 1, 2017, the amount of unrecognized tax benefits was $2.0 million of which, if ultimately recognized, $1.6 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. At January 1, 2017, the Company had less than $0.1 million of accrued interest and no accrued penalties.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 29, 2013	$3,573

Additions for tax positions of current year	211
Additions for tax positions of prior years	173
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(605)
Settlements during the period	(55)
Lapses of applicable statute of limitations	(358)

Balance as of December 28, 2014	2,939

Additions for tax positions of current year	233
Additions for tax positions of prior years	171
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(100)
Settlements during the period	(27)
Lapses of applicable statute of limitations	(1,101)

Balance as of January 3, 2016	2,115

Additions for tax positions of current year	209
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(33)
Lapses of applicable statute of limitations	(337)

Balance as of January 1, 2017	$1,954

The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2013 and the relevant state and foreign statutes vary. The Company expects the current ongoing examinations to be concluded in the next twelve months and does not expect the assessment of any significant additional amounts in excess of amounts reserved.

(7)	EMPLOYEE BENEFITS

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 100% of the first 3% of each employee’s elective deferrals and 50% of the next 2% of each employee’s elective deferrals. During 2016, 2015 and 2014, the Company’s matching contributions were made in the form of cash and vested immediately. The expenses incurred for Company contributions to the plan were approximately $5.2 million, $4.6 million and $4.1 million in 2016, 2015 and 2014, respectively.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2016, 2015 or 2014.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has an employee stock purchase discount plan (the “ESPDP”). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for at least one year. The Company purchases common stock on the open market for the ESPDP at the current market price. There were 23,317 shares, 23,994 shares and 25,224 shares of common stock in 2016, 2015 and 2014, respectively, purchased on the open market for participating employees at a weighted-average price of $131.74 in 2016, $105.16 in 2015 and $74.89 in 2014. The expenses incurred under the ESPDP were approximately $0.5 million, $0.4 million and $0.3 million in 2016, 2015 and 2014, respectively.

(8)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit. The Company’s exposure to credit loss for stand-by letters of credit is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of January 1, 2017 are $44.3 million and relate to the Company’s insurance programs and supply chain center leases. The Company has also guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $1.0 million as of January 1, 2017.

(9)	EQUITY INCENTIVE PLANS

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statements of income based on the estimated fair value of the awards.

The Company’s current equity incentive plan benefits certain of the Company’s employees and directors and is named the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). As of January 1, 2017, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 2,949,836 shares were authorized for grant but have not been granted.

The Company recorded total non-cash compensation expense of $18.6 million, $17.6 million and $17.6 million in 2016, 2015 and 2014, respectively. All non-cash compensation expense amounts are recorded in general and administrative expense.

Stock Options

As of January 1, 2017, the number of stock options granted and outstanding under the 2004 Equity Incentive Plan was 2,498,310 options. Stock options granted under the 2004 Equity Incentive Plan and a predecessor plan prior to fiscal 2009 were generally granted with an exercise price equal to the market price at the date of the grant, expired ten years from the date of grant and vested over five years from the date of grant. Stock options granted from fiscal 2009 through fiscal 2012 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over three years from the date of grant. Stock options granted in fiscal 2013 through fiscal 2016 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over four years from the date of grant. Additionally, all stock options granted become fully exercisable upon vesting. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock option activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Common Stock Options
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Outstanding	Price	Life	Value
			(Years)	(In thousands)
Stock options at December 29, 2013	4,317,065	$17.17

Stock options granted	222,060	72.30
Stock options cancelled	(9,670)	54.56
Stock options exercised	(939,340)	9.56

Stock options at December 28, 2014	3,590,115	$22.47

Stock options granted	193,970	111.63
Stock options cancelled	(32,176)	73.55
Stock options exercised	(428,433)	11.70

Stock options at January 3, 2016	3,323,476	$28.57

Stock options granted	233,280	129.42
Stock options cancelled	(12,798)	104.23
Stock options exercised	(1,045,648)	14.38

Stock options at January 1, 2017	2,498,310	$43.54	5.1	$289,237

Exercisable at January 1, 2017	1,932,209	$27.05	4.2	$255,414

The total intrinsic value of stock options exercised was approximately $128.0 million, $41.7 million and $68.1 million in 2016, 2015 and 2014, respectively. Cash received from the exercise of stock options was approximately $15.2 million, $4.8 million and $9.0 million in 2016, 2015 and 2014, respectively. The tax benefit realized from stock options exercised was approximately $46.1 million, $14.7 million and $23.6 million in 2016, 2015 and 2014, respectively.

The Company recorded total non-cash compensation expense of $4.9 million, $3.9 million and $4.4 million in 2016, 2015 and 2014, respectively, related to stock option awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of January 1, 2017, there was $9.4 million of total unrecognized compensation cost related to unvested stock options granted under the 2004 Equity Incentive Plan which generally will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Management estimated the fair value of each option grant made during 2016, 2015 and 2014 as of the date of the grant using the Black-Scholes option pricing method. Weighted average assumptions are presented in the following table. The risk-free interest rate is based on the estimated effective life, and is estimated based on U.S. Treasury Bond rates as of the grant date. The expected life is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price.

	2016	2015	2014
Risk-free interest rate	1.3%	1.7%	1.8%
Expected life (years)	5.5	5.5	5.5
Expected volatility	26.0%	28.4%	33.7%
Expected dividend yield	1.2%	1.1%	1.4%

Weighted average fair value per stock option	$29.59	$28.45	$21.16

Option valuation models require the input of highly subjective assumptions. In management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options, as changes in subjective input assumptions can significantly affect the fair value estimate.

Other Equity-Based Compensation Arrangements

The Company granted 6,920 shares, 8,350 shares and 10,640 shares of restricted stock in 2016, 2015 and 2014, respectively, to members of its Board of Directors. These grants generally vest one-year from the date of the grant and have a fair value equal to the market price of the Company’s stock on the grant date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. The Company recorded total non-cash compensation expense of $0.9 million, $0.9 million and $0.8 million in 2016, 2015 and 2014, respectively, related to these restricted stock awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of January 1, 2017, there was less than $0.1 million of total unrecognized compensation cost related to these restricted stock grants.

The Company granted 90,730 shares, 88,250 shares and 119,670 shares of performance-based restricted stock in 2016, 2015 and 2014, respectively, to certain employees of the Company. These performance-based restricted stock awards are separated into four tranches and have time-based and performance-based vesting conditions with the last tranche vesting four years from the issuance date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. These awards are considered granted for accounting purposes when the performance target is set, which is generally in the fourth quarter of each year. The Company recorded total non-cash compensation expense of $12.8 million, $12.8 million and $12.4 million in 2016, 2015 and 2014, respectively, related to these awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of January 1, 2017, there was an estimated $25.7 million of total unrecognized compensation cost related to performance-based restricted stock.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted stock and performance-based restricted stock activity related to the 2004 Equity Incentive Plan is summarized as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 3, 2016	316,332	$75.74
Shares granted (1)	97,650	131.75
Shares cancelled	(13,970)	88.34
Shares vested	(123,792)	70.39

Nonvested at January 1, 2017	276,220	$97.48

(1)	The weighted average grant date fair value for performance-based restricted shares granted was calculated based on the market price on the grant dates. Certain tranches will ultimately be valued when the performance condition is established for each tranche, which generally occurs in the fourth quarter of each fiscal year.

(10)	CAPITAL STRUCTURE

The Company has a Board of Directors-approved open market share repurchase program of the Company’s common stock, which was reset during the second quarter of 2016 at $250.0 million. The open market share repurchase program has historically been funded by excess cash flow.

As part of the 2015 Recapitalization, on October 23, 2015, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $800.0 million of the Company’s common stock. The $800.0 million repurchase program replaced the previously authorized $200.0 million repurchase program. On October 27, 2015, the Company entered into a $600.0 million ASR Agreement with a counterparty. Pursuant to the terms of the ASR Agreement, on October 30, 2015, as part of its $800.0 million share repurchase authorization, the Company used a portion of the proceeds from the 2015 Recapitalization to pay the counterparty $600.0 million in cash and received 4,858,994 shares of the Company’s common stock. During the first quarter of 2016, the Company received and retired 456,936 shares of its common stock in connection with the final settlement of its $600.0 million accelerated share repurchase program (“Final ASR Settlement”).

During 2016, 2015 and 2014 the Company repurchased 2,816,716 shares (including the 456,936 shares of its common stock received in the first quarter of 2016 in connection with the Final ASR Settlement), 6,152,918 shares and 1,151,931 shares of common stock for approximately $300.3 million, $738.6 million and $82.4 million, respectively. At January 1, 2017, the Company had $149.1 million remaining under the $250.0 million authorization. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital. In instances where there is no additional paid-in capital, the difference is recognized in retained deficit.

As of January 1, 2017, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at January 1, 2017 and January 3, 2016 are as follows:

	2016	2015
Voting	48,083,721	49,820,467
Non-Voting	16,422	17,754

Total Common Stock	48,100,143	49,838,221

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(11)	SEGMENT INFORMATION

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

The tables below summarize the financial information concerning the Company’s reportable segments for fiscal 2016, 2015 and 2014. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Supply Chain segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements. Tabular amounts presented below are in thousands.

	Domestic		International	Intersegment
	Stores	Supply Chain	Franchise	Revenues	Other	Total
Revenues-
2016	$751,284	$1,669,000	$176,999	$(124,655)	—	$2,472,628
2015	669,724	1,495,308	163,643	(112,147)	—	2,216,528
2014	578,689	1,367,269	152,621	(104,746)	—	1,993,833

Segment Income-
2016	$271,794	$144,130	$138,487	N/A	$(42,802)	$511,609
2015	240,942	127,155	130,650	N/A	(42,075)	456,672
2014	202,794	111,593	122,497	N/A	(39,255)	397,629

Income from Operations-
2016	$261,826	$133,745	$138,306	N/A	$(79,835)	$454,042
2015	233,248	117,185	130,601	N/A	(75,595)	405,439
2014	196,860	102,409	122,626	N/A	(76,534)	345,361

Capital Expenditures-
2016	$18,225	$11,527	$642	N/A	$31,143	$61,537
2015	25,120	9,928	—	N/A	27,317	62,365
2014	15,614	15,451	63	N/A	40,662	71,790

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles total Segment Income to income before provision for income taxes:

	2016	2015	2014
Total Segment Income	$511,609	$456,672	$397,629
Depreciation and amortization	(38,140)	(32,434)	(35,788)
Gains (losses) on sale/disposal of assets	(863)	(316)	1,107
Non-cash compensation expense	(18,564)	(17,623)	(17,587)
2015 recapitalization-related expenses	—	(860)	—

Income from operations	454,042	405,439	345,361

Interest income	685	313	143
Interest expense	(110,069)	(99,537)	(86,881)

Income before provision for income taxes	$344,658	$306,215	$258,623

The following table summarizes the Company’s identifiable asset information as of January 1, 2017 and January 3, 2016:

	2016	2015
Domestic Stores	$89,220	$80,619
Domestic supply chain	172,210	155,451

Total domestic assets	261,430	236,070

International Franchise	17,436	17,048
International supply chain	19,368	17,300

Total international assets	36,804	34,348

Unallocated	418,061	529,427

Total consolidated assets	$716,295	$799,845

Unallocated assets primarily include cash and cash equivalents, restricted cash, advertising fund assets, investments in marketable securities, certain long-lived assets and deferred income taxes.

The following table summarizes the Company’s goodwill balance as of January 1, 2017 and January 3, 2016:

	2016	2015
Domestic Stores	$14,991	$15,030
Supply Chain	1,067	1,067

Consolidated goodwill	$16,058	$16,097

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(12)	SALE AND CLOSURE OF COMPANY-OWNED STORES

The Company closed one Company-owned store in 2016. In connection with the closure, the Company recorded a reduction of goodwill of less than $0.1 million in general and administrative expense in the Company’s consolidated statements of income.

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

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of 12 weeks while the last fiscal quarter consists of 16 weeks or 17 weeks. The fourth quarter of 2016 is comprised of 16 weeks, while the fourth quarter of 2015 is comprised of 17 weeks.

					For the Fiscal
	For the Fiscal Quarter Ended				Year Ended
	March 27,	June 19,	September 11,	January 1,	January 1,
	2016	2016	2016	2017	2017
Total revenues	$539,175	$547,341	$566,677	$819,435	$2,472,628
Operating margin	167,216	171,838	173,903	254,734	767,691
Income before provision for income taxes	72,842	78,692	75,814	117,310	344,658
Net income	45,451	49,261	47,232	72,734	214,678
Earnings per common share – basic	$0.91	$1.00	$0.98	$1.52	$4.41
Earnings per common share – diluted (1)	$0.89	$0.98	$0.96	$1.48	$4.30
Common stock dividends declared per share	$0.38	$0.38	$0.38	$0.38	$1.52

(1)	Diluted earnings per share figures may not sum to the total due to the rounding of each individual calculation.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

					For the Fiscal
	For the Fiscal Quarter Ended				Year Ended
	March 22,	June 14,	September 6,	January 3,	January 3,
	2015	2015	2015	2016	2016
Total revenues	$502,027	$488,622	$484,696	$741,183	$2,216,528
Operating margin	157,066	152,672	141,954	231,439	683,131
Income before provision for income taxes	74,182	73,278	60,628	98,127	306,215
Net income	46,289	45,909	37,832	62,759	192,789
Earnings per common share – basic	$0.84	$0.84	$0.69	$1.21	$3.58
Earnings per common share – diluted	$0.81	$0.81	$0.67	$1.18	$3.47
Common stock dividends declared per share	$0.31	$0.31	$0.31	$0.31	$1.24

(14)	SUBSEQUENT EVENTS

On February 15, 2017, the Board of Directors declared a quarterly dividend of $0.46 per common share payable on March 30, 2017 to shareholders of record at the close of business on March 15, 2017.

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

(c)    Management’s Annual Report on Internal Control over Financial Reporting.

The management of Domino’s Pizza, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 1, 2017 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 1, 2017. The effectiveness of the Company’s internal control over financial reporting as of January 1, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	64	Chairman of the Board of Directors
J. Patrick Doyle	53	President, Chief Executive Officer and Director
Jeffrey D. Lawrence	43	Executive Vice President, Chief Financial Officer
Eric B. Anderson	44	Executive Vice President, International Operations
Richard E. Allison, Jr.	50	President, Domino’s International
Troy A. Ellis	51	Executive Vice President, Supply Chain Services
Stanley J. Gage	50	Executive Vice President, Team USA
Scott R. Hinshaw	54	Executive Vice President, Franchise Operations and Development
Timothy P. McIntyre	54	Executive Vice President, Communication, Investor Relations and Legislative Affairs
Kevin S. Morris	56	Executive Vice President, General Counsel
J. Kevin Vasconi	56	Executive Vice President, Chief Information Officer
Russell J. Weiner	48	President, Domino’s USA
Judith L. Werthauser	51	Executive Vice President, Chief People Officer
C. Andrew Ballard	44	Director
Andrew B. Balson	50	Director
Diana F. Cantor	59	Director
Richard L. Federico	62	Director
James A. Goldman	58	Director
Gregory A. Trojan	57	Director

David A. Brandon has served as our Chairman of the Board of Directors since March 1999. Mr. Brandon is currently Chairman and CEO of Toys “R” Us, Inc., the world’s largest specialty retailer of toy and baby products. Previously, he was the Director of Athletics at the University of Michigan from March 2010 to October 2014. Mr. Brandon also served as Chief Executive Officer from March 1999 to March 2010. Mr. Brandon was retained by the Company as a Special Advisor from March 2010 to January 2011. Prior to joining Domino’s, Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the Board of Directors of Valassis, Inc. from 1997 to 1998. In addition to serving on the Boards of Directors for Domino’s and Toys “R” Us, Mr. Brandon also serves on the boards of DTE Energy and Herman Miller Inc. He previously served on the boards of Burger King Corporation, Kaydon Corporation, Northwest Airlines and the TJX Companies, Inc.

J. Patrick Doyle has served as our President and Chief Executive Officer since March 2010 and was appointed to the Board of Directors in February 2010. Mr. Doyle served as President, Domino’s USA from September 2007 to March 2010, Executive Vice President, Team USA from 2004 to 2007, Executive Vice President of International from May 1999 to October 2004 and as interim Executive Vice President of Build the Brand from December 2000 to July 2001. Mr. Doyle served as Senior Vice President of Marketing from the time he joined Domino’s in 1997 until May 1999. Mr. Doyle serves on the Board of Directors of Best Buy Co., Inc. and also previously served on the Board of Directors of G&K Services, Inc.

Jeffrey D. Lawrence has served as Executive Vice President and Chief Financial Officer since August 2015. He previously served as Vice President – Finance and Treasurer from January 2014 to August 2015, and as Vice President of International Finance, Strategy & Insights and Administration from 2008 to January 2014. Prior to joining the International team, Mr. Lawrence served as Vice President and Corporate Controller from 2002 to 2008. Mr. Lawrence began his career at Domino’s in 2000. Prior to joining Domino’s, Mr. Lawrence was a Manager of Audit and Business Advisory Services in the Detroit office of Arthur Andersen LLP.

Eric B. Anderson has served as Executive Vice President of International Operations since January 2016. Mr. Anderson joined Domino’s in 2010 as Regional Vice President for the Americas and Business Strategy. In 2012, he took over as Regional Vice President of Domino’s EMEA (Europe, Middle East, and Africa). Prior to joining Domino’s, Mr. Anderson was a leader in the restaurant and retail practice of Bain & Company, a global strategic consulting firm, where he was also a founding member of Bain’s Corporate Renewal Group, a specialized turnaround management group that led hands-on turnarounds of distressed companies.

Richard E. Allison, Jr. has served as our President, Domino’s International since October 2014. Mr. Allison served as Executive Vice President, International from March 2011 to October 2014. Mr. Allison served as a Partner at Bain & Company, Inc. from 2004 through December 2010, as co-leader of Bain’s restaurant practice and was employed with Bain & Company for more than 13 years.

Troy A. Ellis has served as our Executive Vice President, Supply Chain Services since June 2015. Prior to joining Domino’s, Mr. Ellis served as Senior Vice President of Conversion of Coca-Cola Refreshments, overseeing manufacturing, transportation planning and third-party logistics. Prior to that role, he spent nearly three years as Senior Vice President of Manufacturing after joining Coca-Cola Refreshments in 2010. From 2000 to 2010, Mr. Ellis held various leadership roles with Coca-Cola Enterprises including Central Business Unit Vice President of Supply Chain. Prior to joining Coca-Cola, he worked for PepsiCo and Kimberly Clark Corp., after serving in the U.S. Army from 1988-1991.

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

Timothy P. McIntyre has served as Executive Vice President, Communication, Investor Relations and Legislative Affairs since May 2016. Mr. McIntyre served as Vice President of Communication from August 1997 to May 2016. Mr. McIntyre serves on the Board of Directors of Food Gatherers, a food rescue organization dedicated to eliminating hunger and its causes in Washtenaw County, MI. Mr. McIntyre also serves on Eastern Michigan University’s College of Business Marketing Advisory Board. Mr. McIntyre joined Domino’s in 1985.

Kevin S. Morris has served as our Executive Vice President, General Counsel since January 2017. Prior to joining Domino’s, Mr. Morris previously served at New York-based Equinox Holdings, Inc. and its various operating subsidiaries and affiliates from December 2012 to January 2017, most recently as Senior Vice President, General Counsel and Corporate Secretary. Mr. Morris operated his own private legal practice from July 2009 to November 2012. Prior to 2009, Mr. Morris served as Vice President and Associate General Counsel at Global Hyatt Corporation (the predecessor in interest to Hyatt Hotels Corporation) from 1999 to 2008. Prior to 1999, Mr. Morris served as a Senior International Attorney and Staff Director at McDonald’s Corporation after beginning his career as an attorney at Rudnick & Wolfe.

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

Judith L. Werthauser has served as Executive Vice President and Chief People Officer since January 2016. Ms. Werthauser previously served as Senior Vice President of Human Resources at Target Corp. She joined Target in 2008, holding increasing levels of human resources responsibilities there. Prior to Target, Werthauser was Senior Vice President of Human Resources for U.S. Bancorp in Minneapolis. She also held several senior human resources positions at Marshall Field’s department stores and directed student programs at the University of Minnesota. Ms. Werthauser was also the co-owner and operations leader of Aljohn’s and Junkyard Retailers, a diverse retailing and manufacturing company that she grew from one to 11 locations.

Russell J. Weiner has served as President, Domino’s USA (which represents our domestic franchised and Company-owned store operations, in addition to U.S. marketing) since October 2014. Mr. Weiner served as Executive Vice President and Chief Marketing Officer, from September 2008 to October 2014. Mr. Weiner held various marketing positions at PepsiCo, Inc. from 1998 to 2008, most recently serving as Vice President of Marketing, Colas for Pepsi-Cola North America. Mr. Weiner serves on the Board of Directors of The Clorox Company.

C. Andrew Ballard has served on our Board of Directors since July 2015 and is a member of the Compensation Committee of the Board of Directors. Mr. Ballard currently serves as the CEO and Co-founder of Quad Analytix, a technology and data company, and is also the Founder and Managing Partner of Figtree Partners, an investment firm focused on digital media. In addition, he is a Senior Advisor at the private equity firm Hellman & Friedman, where he was previously a Managing Director. Prior to joining Hellman & Friedman in 2003, Mr. Ballard worked at Bain Capital in San Francisco and Boston, as well as Bain & Company from 1994 to 2002. In addition to serving on Domino’s Board, Mr. Ballard is currently Chairman of Datacor and Vice Chairman of Zignal Labs, and has held previous board roles at Activant Solutions, Catalina Marketing, DoubleClick, Getty Images, Internet Brands and Vertafore. Mr. Ballard is the Chair of the Board of Trustees and Chair of the Investment Committee of the San Francisco Foundation. He is also actively involved with Family Connections, a tuition free preschool for under-served families.

Andrew B. Balson has served on our Board of Directors since March 1999 and also serves as the Chairperson of the Compensation Committee of the Board of Directors. Mr. Balson is currently the Managing Partner of Cove Hill Partners, a firm formed to make private equity investments. Previously, Mr. Balson was the CEO of Match Beyond, a position he held from January 2015 to June 2016. Prior to becoming the CEO of Match Beyond, Mr. Balson was a Managing Director at Bain Capital, a global investment company, from 2001 to 2013. Mr. Balson became a Principal of Bain Capital in June 1998. Mr. Balson previously served on the Boards of Directors of Bloomin’ Brands, Inc., FleetCor Technologies, Inc., Dunkin’ Brands, Inc., Skylark Co., Ltd., Bellsystem24, Burger King Corporation, and Bright Horizons Solutions, as well as numerous private companies.

Diana F. Cantor has served on our Board of Directors since October 2005, serves as the Chairperson of the Audit Committee of the Board of Directors and also serves on the Nominating and Corporate Governance Committee of the Board of Directors. Ms. Cantor is currently a Partner at Alternative Investment Management, LLC, a position she has held since January 2010 and is the Vice Chairman of the Virginia Retirement System, where she also serves on the Audit and Compliance Committee. Ms. Cantor was a Managing Director with New York Private Bank and Trust from January 2008 through the end of 2009. Ms. Cantor served as Executive Director of the Virginia College Savings Plan, the state’s 529 college savings program, from 1996 to January 2008. Ms. Cantor served seven years as Vice President of Richmond Resources, Ltd. from 1990 through 1996, and as Vice President of Goldman, Sachs & Co. from 1985 to 1990. Ms. Cantor serves on the Board of Directors of Universal Corporation, and she previously served on the Boards of Directors of Media General, Inc., Revlon, Inc., Vistage International, Knowledge Universe – US, Edelman Financial Services and Service King Body and Paint LLC.

Richard L. Federico has served on our Board of Directors since February 2011 and also serves on the Compensation Committee of the Board of Directors. Mr. Federico is currently the Non-Executive Chairman of P.F. Chang’s China Bistro Inc., based in Scottsdale, Arizona. Mr. Federico previously served as the Chairman and Chief Executive Officer or Co-Chief Executive Officer of P.F. Chang’s from September 1997 to March 2015 and as Executive Chairman from March 2015 to February 2016. Mr. Federico serves as the Chairman of the Board of Directors of Jamba Inc., also serves on a private company board, and is a founding director of Chances for Children.

James A. Goldman has served on our Board of Directors since March 2010 and serves as the Chairperson of the Nominating and Corporate Governance Committee and as a member of the Audit Committee of the Board of Directors. Mr. Goldman served as President and CEO and Board member of Godiva Chocolatier Inc., based in New York City from 2004 to 2014. He was President of the Food and Beverage Division at Campbell Soup Company from 2001 to 2004. He worked in various executive positions at Nabisco Inc. from 1992 to 2000. Prior to his work at Nabisco Inc., Mr. Goldman was a senior consulting associate at McKinsey & Co. Mr. Goldman served as a member of the Board of Directors at The Children’s Place Retail from 2006 to 2008, on the Compensation Committee. Mr. Goldman is currently a Senior Advisor at Eurazeo, a private equity firm listed on the Paris Stock Exchange. Mr. Goldman is also currently on the Board of Trustees of Save the Children in Fairfield, CT, the Board of Governors of the International Tennis Hall of Fame in Newport, RI and the Advisory Boards of FEED Projects in New York, NY and Sugarfina in Los Angeles, CA. Mr. Goldman previously served on the Board of Trustees at the YMCA Camps Becket and Chimney Corners in Becket, MA.

Gregory A. Trojan has served on our Board of Directors since March 2010 and serves on the Nominating and Corporate Governance Committee and the Audit Committee of the Board of Directors. Mr. Trojan is currently the CEO and President of BJ’s Restaurants, Inc., a casual dining restaurant company located in Huntington Beach, California. He was elected to the BJ’s Board of Directors in December 2012. Prior to joining BJ’s, he was the CEO of Guitar Center, Inc. from 2010 through 2012, where he served as President and Chief Operating Officer from 2007 to 2010. From 1998 to 2006, he was CEO of House of Blues Entertainment, Inc., having served as the Company’s President from 1996 to 1998. Mr. Trojan worked in various executive positions at PepsiCo Inc. from 1990 to 1996, most recently as CEO of California Pizza Kitchen. Prior to that, he was a consultant at Bain & Company, The Wharton Small Business Development Center and Arthur Andersen & Co. In addition, Mr. Trojan previously served on the Board of Directors of Oakley, Inc.

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.‘s definitive proxy statement, which will be filed within 120 days of January 1, 2017.

Item 11.	Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 1, 2017. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 1, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 1, 2017.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 1, 2017.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 1, 2017 and January 3, 2016
Consolidated Statements of Income for the Years Ended January 1, 2017, January 3, 2016 and December 28, 2014
Consolidated Statements of Comprehensive Income for the Years Ended January 1, 2017, January 3, 2016 and December 28, 2014
Consolidated Statements of Stockholders’ Deficit for the Years Ended January 1, 2017, January 3, 2016 and December 28, 2014
Consolidated Statements of Cash Flows for the Years Ended January 1, 2017, January 3, 2016 and December 28, 2014
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

3.	Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit Number	Description

3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed on April 13, 2004 (Reg. No. 333-114442) (the “S-1”)).

3.2	Certificate of Amendment to the Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 14, 2015).

3.3	Second Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K for the year ended January 3, 2016).

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the Domino’s, Inc. registration statement on Form S-4 filed on March 22, 1999 (Reg. No. 333-74797)).

10.2	Fourth Amendment to the Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 28, 2012 (Incorporated by reference to Exhibit 10.2 to the registrant’s annual report on Form 10-K for the year ended December 30, 2012 (the “2012 10-K”)).

10.3	Fifth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of February 1, 2015.

10.4	Sixth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of February 1, 2015.

10.5	Seventh Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of April 19, 2016.

10.6	Eighth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of November 4, 2016.

10.7	Ninth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of February 16, 2017.

10.8*	Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended January 1, 2006).

10.9*	First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended December 31, 2006).

10.10*	Second Amendment to the Domino’s Pizza Deferred Compensation Plan effective February 8, 2013 (Incorporated by reference to Exhibit 10.5 to the 2012 10-K).

10.11*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 22, 2009 (the “March 2009 10-Q”)).

10.12*	Form of Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the 2012 10-K).

10.13*	Form of 2013 Special Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to the 2012 10-K).

10.14*	Form of Director Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2009 10-Q).

10.15*	Form of Amendment to Existing Director Stock Option Grants (Incorporated by reference to Exhibit 10.5 to the March 2009 10-Q).

10.16*	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.12 to the 2012 10-K).

10.17*	Form of 2013 Special Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13 to the 2012 10-K).

10.18*	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the 2012 10-K).

10.19*	Form of 2013 Special Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.15 to the 2012 10-K).

10.20*	Form of Domino’s Pizza, Inc. 2004 Equity Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the year ended January 3, 2010).

10.21*	Amended and Restated Domino’s Pizza Senior Executive Annual Incentive Plan. (Incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended January 2, 2011).

10.22*	Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan (Incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 29, 2013).

10.23*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.24*	Employment Agreement dated as of February 23, 2015 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended December 28, 2014 (the “2014 10-K”)).

10.25*	Time Sharing Agreement dated as of February 23, 2015 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.21 to the 2014 10-K).

10.26*	Employment Agreement dated as of August 28, 2015 between Domino’s Pizza LLC and Jeffrey Lawrence (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 6, 2015).

10.27*	Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 1.01 to the registrant’s current report on Form 8-K filed on September 4, 2008).

10.28*	Amendment to the Employment agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on December 24, 2008).

10.29*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 20, 2010).

10.30*	Employment Agreement dated as of March 14, 2011 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 27, 2011).

10.31*	Employment Agreement dated as of November 20, 2015 between Domino’s Pizza LLC and Judith L. Werthauser.

10.32	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).

10.33	Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as Co-Issuer , and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on March 19, 2012 (the “March 2012 8-K”)).

10.34	First Supplement dated as of September 16, 2013 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on October 22, 2015 (the “October 2015 8-K”)).

10.35	Second Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.2 to the October 2015 8-K).

10.36	Third Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.3 to the October 2015 8-K).

10.37	Series 2012-1 Supplement dated March 15, 2012 to the Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer of the Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 and the Series 2012-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2012-1 Securities Intermediary (Incorporated by reference to Exhibit 4.2 to the March 2012 8-K).

10.38	Series 2015-1 Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer of the Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I, the Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II and the Series 2015-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2015-1 Securities Intermediary (Incorporated by reference to Exhibit 4.4 to the October 2015 8-K).

10.39	Purchase Agreement dated as of October 14, 2015 among Domino’s Pizza Master Issuer LLC, Domino’s IP Holder LLC, Domino’s Pizza Distribution LLC and Domino’s SPV Canadian Holding Company Inc. for the Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I and the Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II (Incorporated by reference to Exhibit 10.1 to the October 2015 8-K).

10.40	Class A-1 Note Purchase Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s IP Holder LLC, Domino’s Pizza Distribution LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer, Domino’s Pizza LLC, as Manager, certain conduit investors, certain financial institutions and certain funding agents, Barclays Bank PLC, as L/C Provider, as Swingline Lender and as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the March 2012 8-K).

10.41	Class A-1 Note Purchase Agreement dated as of October 21, 2015 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC, Domino’s EQ LLC and Domino’s SPV Guarantor LLC, each as Guarantor, Domino’s Pizza LLC, as Manager, certain conduit investors, certain financial institutions and certain funding agents, Rabobank Nederland, New York Branch, as L/C Provider, as Swingline Lender and as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the October 2015 8-K).

10.42	Amended and Restated Guarantee and Collateral Agreement dated as of March 15, 2012 among Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the March 2012 8-K).

10.43	Amended and Restated Management Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the March 2012 8-K).

10.44	Amendment No. 1 dated as of October 21, 2015 to the Amended and Restated Management Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the October 2015 8-K).

10.45	Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the October 2015 8-K).

10.46	Amendment No. 1 dated as of October 21, 2015 to the Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.5 to the October 2015 8-K).

10.47	Master Confirmation – Uncollared Accelerated Share Repurchase dated as of October 27, 2015 between Domino’s Pizza, Inc., and JP Morgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.1 to the registrant’s the current report on Form 8-K filed on October 27, 2015).

10.48	Agreement dated as of January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2009).

10.49	Board of Directors’ Compensation.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

Item 16.	Form 10-K Summary.

Not applicable.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 1,	January 3,
	2017	2016
ASSETS

ASSETS:
Cash and cash equivalents	$6	$6

Total assets	$6	$6

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Equity in net deficit of subsidiaries	$1,883,143	$1,800,251
Due to subsidiary	6	6

Total liabilities	1,883,149	1,800,257

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 48,100,143 in 2016 and
49,838,221 in 2015 issued and outstanding	481	498
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	1,006	6,942
Retained deficit	(1,881,520)	(1,804,143)
Accumulated other comprehensive loss	(3,110)	(3,548)

Total stockholders’ deficit	(1,883,143)	(1,800,251)

Total liabilities and stockholders’ deficit	$6	$6

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Years Ended
	January 1, 2017	January 3, 2016	December 28, 2014
REVENUES	$—	$—	$—

Total revenues	—	—	—

OPERATING EXPENSES	—	—	—

Total operating expenses	—	—	—

INCOME FROM OPERATIONS	—	—	—

Equity earnings in subsidiaries	214,678	192,789	162,587

INCOME BEFORE PROVISION FOR INCOME TAXES	214,678	192,789	162,587

PROVISION FOR INCOME TAXES	—	—	—

NET INCOME	$214,678	$192,789	$162,587

COMPREHENSIVE INCOME	$215,116	$191,902	$161,910

EARNINGS PER SHARE:

Common Stock – basic	$4.41	$3.58	$2.96
Common Stock – diluted	$4.30	$3.47	$2.86

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 1,	January 3,	December 28,
	2017	2016	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by operating activities	$281,731	$226,912	$134,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends from subsidiaries	82,856	594,591	—

Net cash provided by investing activities	82,856	594,591	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock dividends	(73,925)	(80,329)	(52,843)
Purchase of common stock	(300,250)	(738,557)	(82,407)
Other	9,588	(2,617)	1,101

Net cash used in financing activities	(364,587)	(821,503)	(134,149)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	6	6	6

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$6	$6	$6

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)	INTRODUCTION AND BASIS OF PRESENTATION

Domino’s Pizza, Inc., on a stand-alone basis, (the “Parent Company”) has accounted for majority-owned subsidiaries using the equity method of accounting. The accompanying condensed financial statements of the Parent Company should be read in conjunction with the consolidated financial statements of Domino’s Pizza, Inc. and its subsidiaries (the “Company”) and the notes thereto included in Item 8 of this Form 10-K. These financial statements have been provided to comply with Rule 4-08(e) of Regulation S-X.

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

During 2016 and 2015, the Parent Company received dividends from its subsidiaries primarily consisting of amounts received to repurchase common stock in connection with the Company’s 2015 recapitalization transaction. See Note 4 to the Company’s consolidated financial statements as filed in this Form 10-K for a description of the recapitalization transaction that occurred in 2015.

Non-cash activities of $67.1 million, $34.1 million and $42.3 million were recorded in 2016, 2015 and 2014, respectively, related to stock-based compensation plans and amounts recorded in other comprehensive income related to the Company’s subsidiaries.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Domino’s Pizza, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Additions/ Deductions from Reserves *	Translation Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
2016	$2,662	$(51)	$(269)	$—	$2,342
2015	3,361	(582)	(109)	(8)	2,662
2014	5,107	(308)	(1,428)	(10)	3,361

Allowance for doubtful notes receivable:
2016	$264	$(173)	$132	$—	$223
2015	931	(502)	(165)	—	264
2014	750	(262)	443	—	931

*	Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Chief Financial Officer

February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ J. Patrick Doyle	President, Chief Executive Officer and Director (Principal Executive Officer)
J. Patrick Doyle
February 28, 2017

/s/ Jeffrey D. Lawrence	Chief Financial Officer (Principal Financial and Accounting Officer)
Jeffrey D. Lawrence
February 28, 2017

/s/ David A. Brandon	Chairman of the Board of Directors
David A. Brandon
February 28, 2017

/s/ C. Andrew Ballard	Director
C. Andrew Ballard
February 28, 2017

/s/ Andrew B. Balson	Director
Andrew B. Balson
February 28, 2017

/s/ Diana F. Cantor	Director
Diana F. Cantor
February 28, 2017

/s/ Richard L. Federico	Director
Richard L. Federico
February 28, 2017

/s/ James A. Goldman	Director
James A. Goldman
February 28, 2017

/s/ Gregory A. Trojan	Director
Gregory A. Trojan
February 28, 2017