Form 10-Q
period 2017-03-26
DOMINOS PIZZA INC
filed 2017-04-27
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2017

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 20, 2017, Domino’s Pizza, Inc. had 48,090,758 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 26, 2017	January 1, 2017 (Note)
Assets
Current assets:
Cash and cash equivalents	$52,094	$42,815
Restricted cash and cash equivalents	165,666	126,496
Accounts receivable	150,931	150,369
Inventories	38,326	40,181
Prepaid expenses and other	16,541	17,635
Advertising fund assets, restricted	105,078	118,377

Total current assets	528,636	495,873

Property, plant and equipment:
Land and buildings	29,129	29,129
Leasehold and other improvements	123,011	120,726
Equipment	204,837	201,827
Construction in progress	6,197	7,816

	363,174	359,498
Accumulated depreciation and amortization	(225,350)	(220,964)

Property, plant and equipment, net	137,824	138,534

Other assets:
Goodwill	16,058	16,058
Capitalized software	41,231	40,256
Other assets	16,010	16,639
Deferred income taxes	2,703	8,935

Total other assets	76,002	81,888

Total assets	$742,462	$716,295

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$300	$38,887
Accounts payable	110,245	111,510
Insurance reserves	17,209	16,742
Dividends payable	22,485	619
Advertising fund liabilities	105,078	118,377
Other accrued liabilities	114,123	117,563

Total current liabilities	369,440	403,698

Long-term liabilities:
Long-term debt, less current portion	2,179,258	2,148,990
Insurance reserves	27,868	27,141
Other accrued liabilities	19,587	19,609

Total long-term liabilities	2,226,713	2,195,740

Stockholders’ deficit:
Common stock	481	481
Additional paid-in capital	1,216	1,006
Retained deficit	(1,852,345)	(1,881,520)
Accumulated other comprehensive loss	(3,043)	(3,110)

Total stockholders’ deficit	(1,853,691)	(1,883,143)

Total liabilities and stockholders’ deficit	$742,462	$716,295

Note: The balance sheet at January 1, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
	March 26,	March 27,
(In thousands, except per share data)	2017	2016
Revenues:
Domestic Company-owned stores	$113,545	$96,443
Domestic franchise	79,901	68,151
Supply chain	388,553	335,695
International franchise	42,218	38,886

Total revenues	624,217	539,175

Cost of sales:
Domestic Company-owned stores	87,184	72,755
Supply chain	343,217	299,204

Total cost of sales	430,401	371,959

Operating margin	193,816	167,216
General and administrative	77,782	68,504

Income from operations	116,034	98,712
Interest income	111	276
Interest expense	(25,631)	(26,146)

Income before provision for income taxes	90,514	72,842
Provision for income taxes	28,045	27,391

Net income	$62,469	$45,451

Earnings per share:
Common stock - basic	$1.31	$0.91
Common stock - diluted	1.26	0.89
Dividends declared per share	$0.46	$0.38

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended
	March 26,	March 27,
(In thousands)	2017	2016
Net income	$62,469	$45,451
Other comprehensive income, before tax:
Currency translation adjustment	67	657
Tax attributes of items in other comprehensive income:
Currency translation adjustment	—	(72)

Other comprehensive income, net of tax	67	585

Comprehensive income	$62,536	$46,036

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
	March 26,	March 27,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$62,469	$45,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,498	8,221
Losses on sale/disposal of assets	182	86
Amortization of debt issuance costs	1,400	1,660
Provision for deferred income taxes	6,232	4,397
Non-cash compensation expense	5,220	4,898
Other	(52)	135
Excess tax benefits from equity-based compensation	(6,498)	(31,896)
Changes in operating assets and liabilities	7,242	(15,804)

Net cash provided by operating activities	85,693	17,148

Cash flows from investing activities:
Capital expenditures	(12,444)	(10,486)
Proceeds from sale of assets	779	1,742
Changes in restricted cash	(39,170)	26,817
Other	544	(587)

Net cash provided by (used in) investing activities	(50,291)	17,486

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(9,718)	(27,459)
Proceeds from exercise of stock options	1,433	9,182
Excess tax benefits from equity-based compensation	—	31,896
Purchases of common stock	(12,721)	—
Tax payments for restricted stock upon vesting	(4,896)	(3,036)
Payments of common stock dividends and equivalents	(253)	(164)

Net cash provided by (used in) financing activities	(26,155)	10,419

Effect of exchange rate changes on cash and cash equivalents	32	(250)

Change in cash and cash equivalents	9,279	44,803
Cash and cash equivalents, at beginning of period	42,815	133,449

Cash and cash equivalents, at end of period	$52,094	$178,252

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

March 26, 2017

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended January 1, 2017 included in our annual report on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended March 26, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

2. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended March 26, 2017 and March 27, 2016
	Domestic Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2017	$193,446	$420,006	$42,218	$(31,453)	$—	$624,217
2016	$164,594	$362,519	$38,886	$(26,824)	$—	$539,175
Income from operations
2017	$67,327	$35,959	$33,174	N/A	$(20,426)	$116,034
2016	$58,418	$28,345	$29,740	N/A	$(17,791)	$98,712
Segment Income
2017	$69,874	$38,514	$33,218	N/A	$(10,672)	$130,934
2016	$60,469	$30,672	$29,772	N/A	$(8,996)	$111,917

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 26, 2017	March 27, 2016
Total Segment Income	$130,934	$111,917
Depreciation and amortization	(9,498)	(8,221)
Losses on sale/disposal of assets	(182)	(86)
Non-cash compensation expense	(5,220)	(4,898)

Income from operations	116,034	98,712
Interest income	111	276
Interest expense	(25,631)	(26,146)

Income before provision for income taxes	$90,514	$72,842

3. Earnings Per Share

	Fiscal Quarter Ended
	March 26, 2017	March 27, 2016
Net income available to common stockholders - basic and diluted	$62,469	$45,451

Basic weighted average number of shares	47,839,847	49,697,494
Earnings per share - basic	$1.31	$0.91
Diluted weighted average number of shares	49,706,023	51,230,604
Earnings per share - diluted	$1.26	$0.89

The denominator used in calculating diluted earnings per share for common stock for the first quarter of 2017 does not include 69,010 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for the first quarter of 2017 does not include 13,190 restricted performance shares, as the effect of including these shares would have been anti-dilutive.

The denominator used in calculating diluted earnings per share for common stock for the first quarter of 2016 does not include 224,750 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for the first quarter of 2016 does not include 23,380 restricted performance shares, as the effect of including these shares would have been anti-dilutive.

4. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the first quarter of 2017.

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 1, 2017	48,100,143	$481	$1,006	$(1,881,520)	$(3,110)
Net income	—	—	—	62,469	—
Common stock dividends and equivalents	—	—	—	(22,120)	—
Issuance of common stock, net	16,620	—	—	—	—
Tax payments for restricted stock upon vesting	(25,773)	—	(4,896)	—	—
Purchases of common stock	(80,360)	(1)	(1,546)	(11,174)	—
Exercise of stock options	79,240	1	1,432	—	—
Non-cash compensation expense	—	—	5,220	—	—
Currency translation adjustment	—	—	—	—	67

Balance at March 26, 2017	48,089,870	$481	$1,216	$(1,852,345)	$(3,043)

5. Dividends

During the first quarter of 2017, on February 15, 2017, the Company’s Board of Directors declared a $0.46 per share quarterly dividend on its outstanding common stock for shareholders of record as of March 15, 2017 which was paid on March 30, 2017. The Company had approximately $22.5 million accrued for common stock dividends at March 26, 2017.

Subsequent to the first quarter, on April 25, 2017, the Company’s Board of Directors declared a $0.46 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2017 to be paid on June 30, 2017.

6. Accumulated Other Comprehensive Loss

The approximately $3.0 million of accumulated other comprehensive loss at March 26, 2017 and the approximately $3.1 million of accumulated other comprehensive loss at January 1, 2017 represent currency translation adjustments, net of tax. There were no reclassifications out of accumulated other comprehensive loss to net income in the first quarter of 2017 or the first quarter of 2016.

7. Open Market Share Repurchase Program

During the first quarter of 2017, the Company repurchased and retired 80,360 shares of its common stock under its Board of Directors-approved open market share repurchase program for a total of approximately $12.7 million. As of March 26, 2017, the end of the first quarter, the Company had a total remaining authorized amount for share repurchases of approximately $136.4 million.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at March 26, 2017 and January 1, 2017:

	At March 26, 2017
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$24,640	$24,640	$—	$—
Restricted cash equivalents	73,624	73,624	—	—
Investments in marketable securities	6,854	6,854	—	—

	At January 1, 2017
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$7,017	$7,017	$—	$—
Restricted cash equivalents	69,113	69,113	—	—
Investments in marketable securities	7,260	7,260	—	—

Management estimated the approximate fair values of the 2012 fixed rate notes and the 2015 fixed rate notes as follows (in thousands):

	March 26, 2017		January 1, 2017
	Principal Amount	Fair Value	Principal Amount	Fair Value
2012 Fixed Rate Notes	$910,252	$923,905	$916,650	$932,233
2015 Five-Year Fixed Rate Notes	493,750	485,850	495,000	485,595
2015 Ten-Year Fixed Rate Notes	790,000	773,410	792,000	765,864

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

9. Legal Matters

On February 14, 2011, Domino’s Pizza LLC was named as a defendant in a lawsuit along with Fischler Enterprises of C.F., Inc., a franchisee, and Jeffrey S. Kidd, the franchisee’s delivery driver, filed by Yvonne Wiederhold, the plaintiff, as Personal Representative of the Estate of Richard E. Wiederhold, deceased. The case involved a traffic accident in which the franchisee’s delivery driver is alleged to have caused an accident involving a vehicle driven by Richard Wiederhold. Mr. Wiederhold sustained spinal injuries resulting in quadriplegia and passed away several months after the accident. The jury returned a $10.1 million judgment for the plaintiff where the Company and Mr. Kidd were found to be 90% liable (after certain offsets and other deductions the final verdict was $8.9 million). In the second quarter of 2016, the trial court ruled on all post-judgment motions and entered the judgment. The Company denies liability and in the third quarter of 2016 filed an appeal of the verdict on a variety of grounds. The Company continues to deny liability in this matter.

10. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $1.8 million at March 26, 2017 and $0.7 million at March 27, 2016.

11. New Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new standard was effective for the Company beginning January 2, 2017.

As a result, excess tax benefits or deficiencies from equity-based compensation activity are reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in the consolidated statement of stockholders’ deficit. The Company also elected to account for forfeitures as they occur, rather than to use an estimate of expected forfeitures for financial statement reporting purposes. The adoption of ASU 2016-09 resulted in a $6.5 million decrease in our first quarter 2017 provision for income taxes and a 7.2 percentage point decrease in the Company’s first quarter 2017 effective tax rate, primarily due to the recognition of excess tax benefits for options exercised and the vesting of equity awards in the first quarter of 2017. The Company’s election to account for forfeitures as they occur had an immaterial impact on its equity-based compensation expense.

The Company adopted the cash flow presentation prospectively, and accordingly, $6.5 million of excess tax benefits from equity-based compensation in the first quarter of 2017 is presented as an operating activity, while $31.9 million of excess tax benefits from equity-based compensation in the first quarter of 2016 is presented as a financing activity. The presentation requirements for cash flows related to taxes paid for restricted stock upon vesting had no impact on our consolidated statements of cash flows for any of the periods presented because such cash flows have historically been presented as a financing activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2017 and 2016 first quarters referenced herein represent the twelve-week periods ended March 26, 2017 and March 27, 2016.

Overview

Domino’s is the second largest pizza restaurant chain in the world, with 14,000 locations in over 85 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties to our independent franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they profit by sub-franchising and selling ingredients and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

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

	First Quarter of 2017		First Quarter of 2016
Global retail sales growth	+13.2%		+7.3%
Same store sales growth:
Domestic Company-owned stores	+14.1%		+4.0%
Domestic franchise stores	+ 9.8%		+6.6%

Domestic stores	+10.2%		+6.4%
International stores (excluding foreign currency impact)	+4.3%		+7.9%
Store counts (at end of period):
Domestic Company-owned stores	395		385
Domestic franchise stores	5,004		4,831

Domestic stores	5,399		5,216
International stores	8,601		7,476

Total stores	14,000		12,692

Income statement data:
Total revenues	$624.2	100.0%	$539.2	100.0%
Cost of sales	430.4	69.0%	372.0	69.0%
General and administrative	77.8	12.4%	68.5	12.7%

Income from operations	116.0	18.6%	98.7	18.3%
Interest expense, net	(25.5)	(4.1)%	(25.9)	(4.8)%

Income before provision for income taxes	90.5	14.5%	72.8	13.5%
Provision for income taxes	28.0	4.5%	27.4	5.1%

Net income	$62.5	10.0%	$45.5	8.4%

During the first quarter of 2017, we sustained our strong domestic same store sales performance and also continued our solid growth in international same store sales. Our Domino’s Piece of the Pie RewardsTM loyalty program contributed significantly to our domestic same store sales performance. Additionally, we remained focused on growing online ordering and improving the digital customer experience through our technology platforms.

We also continued our global expansion with the opening of 189 net new stores in the first quarter of 2017. We opened 161 net new stores internationally and 28 net new stores domestically during the first quarter of 2017. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations and marketing initiatives have combined to strengthen our brand.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 13.2% in the first quarter of 2017. This increase was driven primarily by domestic and international same store sales growth, as well as an increase in our worldwide store counts during the trailing four quarters. The impact of foreign currency exchange rates partially offset this increase, resulting from a generally stronger U.S. dollar when compared to the currencies in the international markets in which we compete. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products, marketing and technology platforms. International same store sales growth also reflected continued strong performance.

Total revenues increased $85.0 million, or 15.8%, in the first quarter of 2017. This increase was due primarily to higher supply chain volumes from order and store count growth, as well as higher Company-owned store, domestic franchise and international franchise revenues resulting from same store sales and store count growth. These changes in revenues are described in more detail below.

Income from operations increased $17.3 million, or 17.5%, in the first quarter of 2017. This increase was driven by higher revenues from domestic and international franchise stores, as well as increased supply chain volumes. The negative impact of changes in foreign currency exchange rates on international franchise royalties as well as higher general and administrative expenses partially offset this increase.

Net income increased $17.0 million, or 37.4%, in the first quarter of 2017, driven by higher income from operations, as noted above. The adoption of the new equity-based compensation standard also positively impacted net income through a reduction in the provision for income taxes.

Revenues

	First Quarter		First Quarter
	of 2017		of 2016
Domestic Company-owned stores	$113.5	18.2%	$96.4	17.9%
Domestic franchise	79.9	12.8%	68.2	12.6%
Supply chain	388.6	62.2%	335.7	62.3%
International franchise	42.2	6.8%	38.9	7.2%

Total revenues	$624.2	100.0%	$539.2	100.0%

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

Domestic Stores Revenues

	First Quarter		First Quarter
	of 2017		of 2016
Domestic Company-owned stores	$113.5	58.7%	$96.4	58.6%
Domestic franchise	79.9	41.3%	68.2	41.4%

Domestic stores	$193.4	100.0%	$164.6	100.0%

Domestic stores revenues increased $28.8 million, or 17.5%, in the first quarter of 2017. This increase was driven by higher domestic Company-owned same store sales, royalty revenues earned on higher franchise same store sales, and an increase in the average number of stores open during the period. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations increased $17.1 million, or 17.7%, in the first quarter of 2017. This increase was due primarily to higher same store sales during the first quarter of 2017. Domestic Company-owned same store sales increased 14.1% in the first quarter of 2017, compared to an increase of 4.0% in the first quarter of 2016. An increase in the average number of Company-owned stores open during the first quarter of 2017 also contributed to the increase in revenues.

Domestic Franchise

Revenues from domestic franchise operations increased $11.7 million, or 17.2%, in the first quarter of 2017. This increase was driven by growth of 9.8% in same store sales in the first quarter of 2017, compared to an increase of 6.6% in the first quarter of 2016. An increase in the average number of domestic franchised stores open during the first quarter of 2017 also contributed to the increase in revenues. Revenues further benefited from fees paid by franchisees for our digital ordering platform.

Supply Chain Revenues

	First Quarter		First Quarter
	of 2017		of 2016
Domestic supply chain	$353.6	91.0%	$307.6	91.6%
International supply chain	35.0	9.0%	28.1	8.4%

Total supply chain	$388.6	100.0%	$335.7	100.0%

Domestic Supply Chain

Domestic supply chain revenues increased $46.0 million, or 15.0%, in the first quarter of 2017. This increase was primarily attributable to higher volumes from increased order counts at the store level, and slightly higher commodity prices. We estimate that the increased commodity market basket price resulted in an approximate $4.4 million increase in domestic supply chain revenues during the first quarter of 2017.

International Supply Chain

Revenues from international supply chain operations increased $6.9 million, or 24.3%, in the first quarter of 2017. The increase resulted primarily from higher volumes from increased order counts at the store level, and to a lesser extent, an approximate $1.1 million positive impact of foreign currency exchange rates.

International Franchise Revenues

Revenues from international franchise operations increased $3.3 million, or 8.6%, in the first quarter of 2017. This increase was due to higher same store sales and an increase in the average number of international stores open during the period. The increase was offset in part by the negative impact of changes in foreign currency exchange rates of approximately $1.5 million in the first quarter of 2017. Excluding the impact of foreign currency exchange rates, same store sales increased 4.3% in the first quarter of 2017. This compared to an increase of 7.9% in the first quarter of 2016.

Cost of Sales / Operating Margin

	First Quarter		First Quarter
	of 2017		of 2016
Consolidated revenues	$624.2	100.0%	$539.2	100.0%
Consolidated cost of sales	430.4	69.0%	372.0	69.0%

Consolidated operating margin	$193.8	31.0%	$167.2	31.0%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

Consolidated operating margin (which we define as revenues less cost of sales) increased $26.6 million, or 15.9%, in the first quarter of 2017. Higher domestic and international franchise revenues as well as higher supply chain volumes contributed to the increased operating margin in the first quarter of 2017. Franchise revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the operating margin remained flat in the first quarter of 2017. Company-owned store operating margins were lower due to higher transaction-related expenses as well as food and labor costs. Supply chain operating margins were higher due primarily to lower food costs and the leveraging impact of higher volumes.

Domestic Company-Owned Stores Operating Margin

	First Quarter		First Quarter
Domestic Company-Owned Stores	of 2017		of 2016
Revenues	$113.5	100.0%	$96.4	100.0%
Cost of sales	87.2	76.8%	72.8	75.4%

Store operating margin	$26.3	23.2%	$23.7	24.6%

The domestic Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) increased $2.6 million, or 11.3%, in the first quarter of 2017. Higher same store sales positively contributed to operating margins. However, transaction-related expenses as well as food and labor costs partially offset the increase in operating margin.

As a percentage of store revenues, the store operating margin decreased 1.4 percentage points in the first quarter of 2017, as discussed in more detail below.

Management has historically included costs to support digital ordering as part of labor and related costs. Costs to support digital ordering are now included within transaction-related expenses and the prior year costs have been reclassified to conform to current year presentation.

•	Food costs increased 0.7 percentage points to 27.0% in first quarter of 2017. This increase was due to slightly higher commodity prices as well as promotional activities.

•	Labor costs increased 0.2 percentage points in the first quarter of 2017 to 29.8%. This increase was due primarily to an increase in labor rates in certain markets. The leveraging impact of higher same store sales partially offset these increases.

•	Transaction-related expenses increased 0.7 percentage points to 3.5% in the first quarter of 2017. This increase was primarily attributable to higher credit card-related expenses in certain markets in which we operate.

•	Occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.3 percentage points in the first quarter of 2017 to 7.6%. This decrease was driven primarily by the leveraging impact of higher same store sales.

Supply Chain Operating Margin

	First Quarter		First Quarter
Supply Chain	of 2017		of 2016
Revenues	$388.6	100.0%	$335.7	100.0%
Cost of sales	343.2	88.3%	299.2	89.1%

Supply chain operating margin	$45.4	11.7%	$36.5	10.9%

The supply chain operating margin increased $8.9 million, or 24.2%, in the first quarter of 2017. This increase was driven by higher volumes from increased store order counts.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.8 percentage points in the first quarter of 2017. The operating margin benefited from lower food costs and the leveraging impact of higher volumes, offset in part by increased labor and delivery costs. The price of the market basket of our commodity costs to domestic stores increased slightly in the first quarter of 2017, but did not have a material impact on the supply chain operating margin. The cheese block price per pound averaged $1.63 in the first quarter of 2017 as compared to $1.47 in the first quarter of 2016. Changes in our U.S. cheese prices increased both revenues and costs by $1.5 million in the first quarter of 2017. If our U.S. cheese prices for 2017 had been in effect during 2016, the supply chain operating margin as a percentage of supply chain revenues would have decreased by 0.1 percentage points in the first quarter of 2016. The dollar margin would have been unaffected.

General and Administrative Expenses

General and administrative expenses increased $9.3 million, or 13.5%, in the first quarter of 2017. This increase was primarily driven by continued investments in technological initiatives and labor (primarily in e-commerce and information technology) as well as higher performance-driven expenses resulting from improved operating performance and higher same store sales, including variable performance-based compensation, and Company-owned store national advertising contributions.

Interest Expense

Interest expense decreased $0.5 million to $25.6 million in the first quarter of 2017. The Company’s weighted average borrowing rate was 4.6% in both the first quarter of 2017 and the first quarter of 2016.

Provision for Income Taxes

Provision for income taxes increased $0.6 million to $28.0 million in the first quarter of 2017, due primarily to higher pre-tax income. The effective tax rate decreased to 31.0% during the first quarter of 2017 as compared to 37.6% in the first quarter of 2016, primarily as a result of the Company’s adoption of the ASU 2016-09 accounting standard which requires tax benefits on equity-based compensation to be recorded as a reduction to the income tax provision.

Liquidity and Capital Resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 35 to 45 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of March 26, 2017, we had negative working capital of $6.5 million, excluding restricted cash and cash equivalents of $165.7 million and including total unrestricted cash and cash equivalents of $52.1 million.

As of March 26, 2017, we had approximately $94.9 million of restricted cash held for future principal and interest payments, $44.0 million of cash held as collateral for outstanding letters of credit, $26.7 million of restricted cash held in a three-month interest reserve as required by the related debt agreements, and $0.1 million of other restricted cash for a total of $165.7 million of restricted cash and cash equivalents.

As of March 26, 2017, we had approximately $2.18 billion of long-term debt, of which $0.3 million was classified as a current liability. Our fixed rate notes from the recapitalizations we completed in 2015 and 2012 have original scheduled principal payments of $38.6 million in each of 2017 and 2018, $878.5 million in 2019, $488.0 million in 2020, $8.0 million in each of 2021 through 2024 and $728.0 million in 2025. However, in accordance with our debt agreements, the payment of principal on the fixed rate notes (i) shall be suspended if the leverage ratios are less than or equal to 4.5x total debt to EBITDA and there are no scheduled principal catch-up amounts outstanding; provided, that during any such suspension, principal payments will continue to accrue and are subject to catch-up upon failure to satisfy the leverage ratios, or (ii) on and after the payment in full of the 2012 fixed rate notes, may be suspended if the leverage ratios are less than or equal to 5.0x total debt to EBITDA and no catch-up provisions are applicable. During the first quarter of 2017, we met the maximum leverage ratios of less than 4.5x, and, in accordance with our debt agreements, ceased debt amortization payments beginning in the second quarter of 2017. Accordingly, all principal amounts of our outstanding fixed rate notes have been classified as long-term debt on the consolidated balance sheet.

As of March 26, 2017, we had $44.3 million of outstanding letters of credit and $80.7 million of available capacity under our $125.0 million variable funding note facility. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. However, our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes.

During the first quarter of 2017, the Company repurchased and retired 80,360 shares of common stock for a total of approximately $12.7 million. As of March 26, 2017, we had approximately $136.4 million remaining for future share repurchases under the current Board of Directors approved open market share repurchase program. We continue to maintain our flexibility to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the variable funding notes) availability under the variable funding notes for, among other things, the repurchase of shares under the current authorized program, the payment of dividends and other corporate uses.

During the first quarter of 2017, the Company’s Board of Directors declared a $0.46 per share quarterly dividend on its outstanding common stock for shareholders of record as of March 15, 2017 which was paid on March 30, 2017. The Company had approximately $22.5 million accrued for common stock dividends at March 26, 2017. Subsequent to the first quarter, the Company’s Board of Directors declared a $0.46 per share quarterly dividend for shareholders of record as of June 15, 2017 to be paid on June 30, 2017.

During the first quarter of 2017, we experienced increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international and domestic businesses continued to grow store counts in the first quarter of 2017. These factors contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. We did not have any material commitments for capital expenditures as of March 26, 2017.

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

The following table illustrates the main components of our cash flows:

(In millions)	First Quarter of 2017	First Quarter of 2016
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$85.7	$17.1
Net cash provided by (used in) investing activities	(50.3)	17.5
Net cash provided by (used in) financing activities	(26.2)	10.4
Exchange rate changes	0.0	(0.3)

Change in cash and cash equivalents	$9.3	$44.8

Operating Activities

Cash provided by operating activities was $85.7 million in the first quarter of 2017. This resulted from net income of $62.5 million generated during the period, which included $6.5 million of tax benefits from equity-based compensation. Net non-cash amounts of $22.5 million and a $7.2 million increase in cash from changes in operating assets and liabilities, primarily related to the timing of payments of accounts payable balances also benefited cash provided by operating activities.

Cash provided by operating activities was $17.1 million in the first quarter of 2016. This resulted from net income of $45.5 million generated during the period, in addition to net non-cash amounts of $19.4 million, offset by a $47.7 million decrease in cash from changes in operating assets and liabilities, primarily related to the timing of payments of accounts payable balances, accrued bonuses and income taxes.

Investing Activities

Cash used in investing activities was $50.3 million in the first quarter of 2017, which consisted primarily of an increase in restricted cash of $39.2 million and capital expenditures totaling $12.4 million (driven by increased investments in our technological initiatives, Company-owned stores and supply chain centers). Proceeds from the sale of assets of $0.8 million partially offset the cash used in investing activities.

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

Financing Activities

We used $26.2 million of cash in financing activities in the first quarter of 2017. Purchases of common stock totaled $12.7 million, we made $9.7 million in payments on our long-term debt obligations, and we made $4.9 million in tax payments for restricted stock upon vesting. Proceeds from exercise of stock options partially offset these uses of cash in financing activities in the first quarter of 2017.

We generated $10.4 million of cash from financing activities in the first quarter of 2016. We made $27.5 million in payments on our long-term debt obligations, which included a required catch-up amortization payment on the fixed rate notes from the recapitalization we completed in 2012 upon exceeding the 4.5x leverage covenant as defined in the related agreements. We also made $3.0 million in tax payments for restricted stock upon vesting, and did not make a dividend payment in the first quarter as the fourth quarter 2015 dividend payment was paid on December 30, 2015 which was part of our fiscal year ended January 3, 2016. The $31.9 million tax impact from equity-based compensation and $9.2 million proceeds from exercise of stock options more than offset these uses of cash in financing activities in the first quarter of 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company does not engage in speculative transactions nor does the Company hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we issued fixed rate notes and, at March 26, 2017, we are only exposed to interest rate risk on borrowings under our variable funding notes. As of March 26, 2017, we had no outstanding borrowings under our variable funding notes and $80.7 million available for borrowing, which is net of letters of credit issued of $44.3 million. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Approximately 6.8% of our total revenues in the first quarter of 2017 and approximately 7.2% of our total revenues in the first quarter of 2016 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $2.7  million in the first quarter of 2017.

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

During the quarterly period ended March 26, 2017, there were no changes in the Company’s internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

As previously disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017, on February 14, 2011, Domino’s Pizza LLC was named as a defendant in a lawsuit along with Fischler Enterprises of C.F., Inc., a franchisee, and Jeffrey S. Kidd, the franchisee’s delivery driver, filed by Yvonne Wiederhold, the plaintiff, as Personal Representative of the Estate of Richard E. Wiederhold, deceased. The case involved a traffic accident in which the franchisee’s delivery driver is alleged to have caused an accident involving a vehicle driven by Richard Wiederhold. Mr. Wiederhold sustained spinal injuries resulting in quadriplegia and passed away several months after the accident. The jury returned a $10.1 million judgment for the plaintiff where the Company and Mr. Kidd were found to be 90% liable (after certain offsets and other deductions the final verdict was $8.9 million). In the second quarter of 2016, the trial court ruled on all post-judgment motions and entered the judgment. The Company denies liability and in the third quarter of 2016 filed an appeal of the verdict on a variety of grounds. The Company continues to deny liability in this matter.

While we may occasionally be party to large claims, including class action suits, we do not believe that any existing matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended January 1, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period #1 (January 2, 2017 to January 29, 2017)	81,515	$158.31	80,360	$136,419
Period #2 (January 30, 2017 to February 26, 2017)	4,970	174.54	—	136,419
Period #3 (February 27, 2017 to March 26, 2017) (2)	1,307	189.81	—	136,419

Total	87,792	$159.70	80,360	$136,419

(1)	Includes 7,432 shares purchased in the first quarter of 2017 which were purchased as part of the Company’s employee stock purchase discount plan. During the first quarter, the shares were purchased at an average price of $174.85.
(2)	As previously disclosed, on May 25, 2016, the Company’s Board of Directors authorized a $250.0 million share repurchase program, which has no expiration date. As of March 26, 2017, the Company had approximately $136.4 million remaining for future share repurchases under this program. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

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

DOMINO’S PIZZA, INC. (Registrant)

Date: April 27, 2017	/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Chief Financial Officer