Form 10-Q
period 2017-06-18
DOMINOS PIZZA INC
filed 2017-07-25
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 18, 2017

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

As of July 18, 2017, Domino’s Pizza, Inc. had 48,255,380 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

		January 1, 2017
(In thousands)	June 18, 2017	(Note)
Assets
Current assets:
Cash and cash equivalents	$52,243	$42,815
Restricted cash and cash equivalents	161,685	126,496
Accounts receivable, net	151,641	150,369
Inventories	37,664	40,181
Prepaid expenses and other	41,512	17,635
Advertising fund assets, restricted	116,158	118,377

Total current assets	560,903	495,873

Property, plant and equipment:
Land and buildings	29,159	29,129
Leasehold and other improvements	124,918	120,726
Equipment	209,267	201,827
Construction in progress	5,254	7,816

	368,598	359,498
Accumulated depreciation and amortization	(230,805)	(220,964)

Property, plant and equipment, net	137,793	138,534

Other assets:
Goodwill	16,058	16,058
Capitalized software, net	45,519	40,256
Other assets	16,170	16,639
Deferred income taxes	5,354	8,935

Total other assets	83,101	81,888

Total assets	$781,797	$716,295

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$305	$38,887
Accounts payable	104,620	111,510
Insurance reserves	16,978	16,742
Dividends payable	22,648	619
Advertising fund liabilities	116,158	118,377
Other accrued liabilities	90,803	117,563

Total current liabilities	351,512	403,698

Long-term liabilities:
Long-term debt, less current portion	2,180,518	2,148,990
Insurance reserves	33,255	27,141
Other accrued liabilities	19,583	19,609

Total long-term liabilities	2,233,356	2,195,740

Stockholders’ deficit:
Common stock	482	481
Additional paid-in capital	8,064	1,006
Retained deficit	(1,808,789)	(1,881,520)
Accumulated other comprehensive loss	(2,828)	(3,110)

Total stockholders’ deficit	(1,803,071)	(1,883,143)

Total liabilities and stockholders’ deficit	$781,797	$716,295

Note: The balance sheet at January 1, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 18,	June 19,	June 18,	June 19,
(In thousands, except per share data)	2017	2016	2017	2016
Revenues:
Domestic Company-owned stores	$112,430	$97,834	$225,975	$194,278
Domestic franchise	82,403	69,675	162,304	137,826
Supply chain	390,104	339,259	778,657	674,954
International franchise	43,674	40,573	85,892	79,459

Total revenues	628,611	547,341	1,252,828	1,086,517

Cost of sales:
Domestic Company-owned stores	89,040	73,795	176,224	146,550
Supply chain	346,726	301,708	689,943	600,912

Total cost of sales	435,766	375,503	866,167	747,462

Operating margin	192,845	171,838	386,661	339,055
General and administrative	79,978	68,137	157,760	136,641

Income from operations	112,867	103,701	228,901	202,414
Interest income	276	197	387	473
Interest expense	(24,611)	(25,206)	(50,242)	(51,353)

Income before provision for income taxes	88,532	78,692	179,046	151,534
Provision for income taxes	22,791	29,431	50,836	56,822

Net income	$65,741	$49,261	$128,210	$94,712

Earnings per share:
Common stock - basic	$1.37	$1.00	$2.68	$1.92
Common stock - diluted	1.32	0.98	2.58	1.86
Dividends declared per share	$0.46	$0.38	$0.92	$0.76

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 18,	June 19,	June 18,	June 19,
(In thousands)	2017	2016	2017	2016
Net income	$65,741	$49,261	$128,210	$94,712
Other comprehensive income, before tax:
Currency translation adjustment	215	456	282	1,113
Tax attributes of items in other comprehensive income:
Currency translation adjustment	—	(68)	—	(140)

Other comprehensive income, net of tax	215	388	282	973

Comprehensive income	$65,956	$49,649	$128,492	$95,685

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
	June 18,	June 19,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$128,210	$94,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,773	16,756
Losses on sale/disposal of assets	345	247
Amortization of debt issuance costs	2,714	3,133
Provision for deferred income taxes	3,581	1,775
Non-cash compensation expense	9,633	8,617
Other	204	16
Excess tax benefits from equity-based compensation	(16,906)	(34,852)
Changes in operating assets and liabilities	(32,468)	(20,951)

Net cash provided by operating activities	115,086	69,453

Cash flows from investing activities:
Capital expenditures	(25,230)	(25,045)
Changes in restricted cash	(35,189)	73,505
Other	519	1,861

Net cash provided by (used in) investing activities	(59,900)	50,321

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	10,000
Repayments of long-term debt and capital lease obligations	(9,766)	(39,878)
Proceeds from exercise of stock options	3,884	10,848
Excess tax benefits from equity-based compensation	—	34,852
Purchases of common stock	(12,721)	(224,139)
Tax payments for restricted stock upon vesting	(4,911)	(3,036)
Payments of common stock dividends and equivalents	(22,280)	(19,099)

Net cash used in financing activities	(45,794)	(230,452)

Effect of exchange rate changes on cash and cash equivalents	36	(466)

Change in cash and cash equivalents	9,428	(111,144)
Cash and cash equivalents, at beginning of period	42,815	133,449

Cash and cash equivalents, at end of period	$52,243	$22,305

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 18, 2017

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended January 1, 2017 included in the Company’s 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2017 (the “2016 Form 10-K”).

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended June 18, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

2. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended June 18, 2017 and June 19, 2016
	Domestic	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2017	$194,833	$420,725	$43,674	$(30,621)	$—	$628,611
2016	167,509	367,858	40,573	(28,599)	—	547,341
Income from operations
2017	$64,296	$33,304	$35,602	N/A	$(20,335)	$112,867
2016	58,731	29,299	32,204	N/A	(16,533)	103,701
Segment Income
2017	$66,895	$35,874	$35,647	N/A	$(10,698)	$127,718
2016	60,936	31,682	32,238	N/A	(8,739)	116,117

	Two Fiscal Quarters Ended June 18, 2017 and June 19, 2016
	Domestic	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2017	$388,279	$840,731	$85,892	$(62,074)	$—	$1,252,828
2016	332,104	730,377	79,459	(55,423)	—	1,086,517
Income from operations
2017	$131,623	$69,263	$68,776	N/A	$(40,761)	$228,901
2016	117,150	57,644	61,945	N/A	(34,325)	202,414
Segment Income
2017	$136,769	$74,388	$68,864	N/A	$(21,369)	$258,652
2016	121,405	62,354	62,010	N/A	(17,735)	228,034

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 18,	June 19,	June 18,	June 19,
	2017	2016	2017	2016
Total Segment Income	$127,718	$116,117	$258,652	$228,034
Depreciation and amortization	(10,275)	(8,535)	(19,773)	(16,756)
Losses on sale/disposal of assets	(163)	(161)	(345)	(247)
Non-cash compensation expense	(4,413)	(3,720)	(9,633)	(8,617)

Income from operations	112,867	103,701	228,901	202,414
Interest income	276	197	387	473
Interest expense	(24,611)	(25,206)	(50,242)	(51,353)

Income before provision for income taxes	$88,532	$78,692	$179,046	$151,534

3. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 18,	June 19,	June 18,	June 19,
	2017	2016	2017	2016
Net income available to common stockholders - basic and diluted	$65,741	$49,261	$128,210	$94,712

Basic weighted average number of shares	47,972,526	49,213,330	47,906,187	49,455,412
Earnings per share - basic	$1.37	$1.00	$2.68	$1.92
Diluted weighted average number of shares	49,776,821	50,459,754	49,741,794	50,846,941
Earnings per share - diluted	$1.32	$0.98	$2.58	$1.86

The denominators used in calculating diluted earnings per share for common stock for the second quarter of 2017 and two fiscal quarters of 2017 do not include 69,010 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for the two fiscal quarters of 2017 does not include 13,050 restricted performance shares, as the effect of including these shares would have been anti-dilutive. The denominators used in calculating diluted earnings per share for common stock for the second quarter of 2016 and two fiscal quarters of 2016 do not include 216,690 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the second quarter of 2016 and two fiscal quarters of 2016 do not include 17,870 and 23,560 restricted performance shares, respectively, as the effect of including these shares would have been anti-dilutive.

4. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the two fiscal quarters of 2017.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 1, 2017	48,100,143	$481	$1,006	$(1,881,520)	$(3,110)
Net income	—	—	—	128,210	—
Common stock dividends and equivalents	—	—	—	(44,305)	—
Issuance of common stock, net	15,783	—	—	—	—
Tax payments for restricted stock upon vesting	(25,951)	—	(4,911)	—	—
Purchases of common stock	(80,360)	(1)	(1,546)	(11,174)	—
Exercise of stock options	237,529	2	3,882	—	—
Non-cash compensation expense	—	—	9,633	—	—
Currency translation adjustment	—	—	—	—	282

Balance at June 18, 2017	48,247,144	$482	$8,064	$(1,808,789)	$(2,828)

5. Dividends

During the second quarter of 2017, on April 25, 2017, the Company’s Board of Directors declared a $0.46 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2017 which was paid on June 30, 2017. The Company had approximately $22.6 million accrued for common stock dividends at June 18, 2017.

Subsequent to the second quarter, on July 19, 2017, the Company’s Board of Directors declared a $0.46 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2017 to be paid on September 30, 2017.

6. Accumulated Other Comprehensive Loss

The approximately $2.8 million of accumulated other comprehensive loss at June 18, 2017 and the approximately $3.1 million of accumulated other comprehensive loss at January 1, 2017 represent currency translation adjustments, net of tax. There were no reclassifications out of accumulated other comprehensive loss to net income in the two fiscal quarters of 2017 or the two fiscal quarters of 2016.

7. Open Market Share Repurchase Program

The Company did not repurchase any shares of its common stock under its Board of Directors approved open market share repurchase program in the second quarter of 2017. During the two fiscal quarters of 2017, the Company repurchased and retired 80,360 shares of its common stock under its Board of Directors-approved open market share repurchase program for a total of approximately $12.7 million. As of June 18, 2017, the end of the second quarter, the Company had a total remaining authorized amount for share repurchases of approximately $136.4 million.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at June 18, 2017 and January 1, 2017:

	At June 18, 2017
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$34,153	$34,153	$—	$—
Restricted cash equivalents	69,139	69,139	—	—
Investments in marketable securities	6,943	6,943	—	—

	At January 1, 2017
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$7,017	$7,017	$—	$—
Restricted cash equivalents	69,113	69,113	—	—
Investments in marketable securities	7,260	7,260	—	—

Management estimated the approximate fair values of the 2012 fixed rate notes and the 2015 fixed rate notes as follows (in thousands):

	June 18, 2017		January 1, 2017
	Principal Amount	Fair Value	Principal Amount	Fair Value
2012 Seven-Year Fixed Rate Notes	$910,252	$918,444	$916,650	$932,233
2015 Five-Year Fixed Rate Notes	493,750	493,256	495,000	485,595
2015 Ten-Year Fixed Rate Notes	790,000	797,110	792,000	765,864

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

10. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $2.8 million at June 18, 2017 and $0.7 million at June 19, 2016.

11. Recapitalization

On July 24, 2017, the Company completed a recapitalization (the “2017 Recapitalization”) in which certain of the Company’s subsidiaries issued new notes pursuant to an asset-backed securitization. The new notes consist of $300.0 million Series 2017-1 Floating Rate Senior Secured Notes, Class A-2-I with an anticipated term of five years (the “Floating Rate Notes”), $600.0 million Series 2017-1 3.082% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of five years (the “Five-year Fixed Rate Notes”), and $1.0 billion Series 2017-1 4.118% Fixed Rate Senior Secured Notes, Class A-2-III with an anticipated term of 10 years (the “Ten-year Fixed Rate Notes” and, collectively with the Floating Rate Notes and the Five-year Fixed Rate Notes, the “2017 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The interest rate on the Floating Rate Notes will be payable at a rate equal to LIBOR plus 125 basis points. The 2017 Notes have scheduled principal payments of $4.8 million in 2017, $19.0 million in each of 2018 through 2021, $871.8 million in 2022, $10.0 million in each of 2023 through 2026, and $907.5 million in 2027.

Concurrently, the Company also issued a new variable funding note facility which allows for advances of up to $175.0 million of Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 Notes and certain other credit instruments, including letters of credit (the “Variable Funding Notes”). The Variable Funding Notes were undrawn on the closing date. The Company’s previous variable funding note facility was canceled. Gross proceeds from the issuance of the 2017 Notes was $1.9 billion.

12. New Accounting Pronouncements

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

The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. Additionally, ASU 2016-20 clarifies certain narrow aspects within Topic 606 including its scope, contract cost accounting, and disclosures. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the Company’s consolidated financial statements, as well as the expected timing and method of adoption effective January 1, 2018. Based on a preliminary assessment, the adoption of this guidance is not expected to have a material impact on our recognition of sales from Company-owned stores, ongoing royalty fees which are based on a percentage of franchise sales, or revenues from our supply chain centers. The Company is continuing to evaluate the impact of the adoption of this guidance on the recognition of less significant revenues such as development fees, franchise fees, and technology fees.

The Company is currently evaluating whether the standards will require a different accounting treatment for contributions received by and disbursements made by Domino’s National Advertising Fund Inc. (“DNAF”), our consolidated not for profit subsidiary. DNAF exists solely for the purpose of promoting the Domino’s Pizza brand in the U.S. The Company currently presents the restricted assets and liabilities of the DNAF in its Condensed Consolidated Balance Sheets and, under existing accounting guidance, has determined that it acts as an agent in regard to franchise store contributions and disbursements. Accordingly, these franchisee contributions and disbursements are presented net in the Condensed Consolidated Statements of Income. See Note 1 to the consolidated financial statements in the 2016 Form 10-K for additional details.

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

As a result, excess tax benefits or deficiencies from equity-based compensation activity are reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in the consolidated statement of stockholders’ deficit. The Company also elected to account for forfeitures as they occur, rather than to use an estimate of expected forfeitures for financial statement reporting purposes. The adoption of ASU 2016-09 resulted in a decrease in our provision for income taxes of $10.4 million in the second quarter of 2017 and $16.9 million in the two fiscal quarters of 2017. This represents a decrease in the Company’s effective tax rate of 11.8 percentage points for the second quarter of 2017 and 9.4 percentage points for the two fiscal quarters of 2017, primarily due to the recognition of excess tax benefits for options exercised and the vesting of equity awards. The Company’s election to account for forfeitures as they occur had an immaterial impact on its equity-based compensation expense.

The Company adopted the cash flow presentation prospectively, and accordingly, excess tax benefits from equity-based compensation of $16.9 million in the two fiscal quarters of 2017 are presented as an operating activity, while $34.9 million of excess tax benefits from equity-based compensation in the two fiscal quarters of 2016 is presented as a financing activity. The presentation requirements for cash flows related to taxes paid for restricted stock upon vesting had no impact on our consolidated statements of cash flows for any of the periods presented because such cash flows have historically been presented as a financing activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2017 and 2016 second quarters referenced herein represent the twelve-week periods ended June 18, 2017 and June 19, 2016. The 2017 and 2016 two fiscal quarters referenced herein represent the twenty-four-week periods ended June 18, 2017 and June 19, 2016.

Overview

Domino’s is the second largest pizza restaurant chain in the world, with more than 14,200 locations in over 85 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties to our independent franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they profit by sub-franchising and selling ingredients and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

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

	Second Quarter		Second Quarter		Two Fiscal		Two Fiscal
	of 2017		of 2016		Quarters of 2017		Quarters of 2016
Global retail sales growth	+11.8%		+11.7%		+12.5%		+9.5%
Same store sales growth:
Domestic Company-owned stores	+11.2%		+9.1%		+12.6%		+6.5%
Domestic franchise stores	+9.3%		+9.8%		+9.6%		+8.2%

Domestic stores	+9.5%		+9.7%		+9.8%		+8.0%
International stores (excluding foreign currency impact)	+2.6%		+7.1%		+3.4%		+7.5%
Store counts (at end of period):
Domestic Company-owned stores	396		386
Domestic franchise stores	5,042		4,859

Domestic stores	5,438		5,245
International stores	8,779		7,691

Total stores	14,217		12,936

Income statement data:
Total revenues	$628.6	100.0%	$547.3	100.0%	$1,252.8	100.0%	$1,086.5	100.0%
Cost of sales	435.8	69.3%	375.5	68.6%	866.2	69.1%	747.5	68.8%
General and administrative	80.0	12.7%	68.1	12.4%	157.8	12.6%	136.6	12.6%

Income from operations	112.9	18.0%	103.7	19.0%	228.9	18.3%	202.4	18.6%
Interest expense, net	(24.3)	(3.9)%	(25.0)	(4.6)%	(49.9)	(4.0)%	(50.9)	(4.7)%

Income before provision for income taxes	88.5	14.1%	78.7	14.4%	179.0	14.3%	151.5	13.9%
Provision for income taxes	22.8	3.6%	29.4	5.4%	50.8	4.1%	56.8	5.2%

Net income	$65.7	10.5%	$49.3	9.0%	$128.2	10.2%	$94.7	8.7%

During the second quarter and two fiscal quarters of 2017, we sustained our strong domestic same store sales performance and also continued our growth in international same store sales. Our Domino’s Piece of the Pie RewardsTM loyalty program contributed significantly to our domestic same store sales performance. Additionally, we remained focused on growing online ordering and improving the digital customer experience through our technology platforms.

We also continued our global expansion with the opening of 217 net new stores in the second quarter of 2017, bringing our year-to-date total to 406 stores. We opened 178 net new stores internationally and 39 net new stores domestically during the second quarter of 2017. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations, and marketing initiatives have combined to strengthen our brand.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 11.8% in the second quarter of 2017 and 12.5% in the two fiscal quarters of 2017. These increases were driven primarily by domestic and international same store sales growth, as well as an increase in our worldwide store counts during the trailing four quarters. The impact of foreign currency exchange rates partially offset these increases, resulting from a generally stronger U.S. dollar when compared to the currencies in the international markets in which we compete. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products, marketing and technology platforms. International same store sales also continued to grow.

Total revenues increased $81.3 million, or 14.8%, in the second quarter of 2017, and $166.3 million, or 15.3% in the two fiscal quarters of 2017. These increases were due primarily to higher supply chain volumes resulting from order and store count growth, as well as higher Company-owned store, domestic franchise and international franchise revenues resulting from same store sales and store count growth. These changes in revenues are described in more detail below.

Income from operations increased $9.2 million, or 8.8%, in the second quarter of 2017, and $26.5 million, or 13.1%, in the two fiscal quarters of 2017. These increases were driven by higher royalty revenues from domestic and international franchise stores, as well as increased supply chain volumes. The negative impact of changes in foreign currency exchange rates on international franchise royalties as well as higher general and administrative expenses partially offset these increases.

Net income increased $16.4 million, or 33.5%, in the second quarter of 2017, and $33.5 million, or 35.4%, in the two fiscal quarters of 2017. These increases were driven by higher income from operations, as noted above. The adoption of the new equity-based compensation standard also positively impacted net income through a reduction in the provision for income taxes.

Revenues

	Second Quarter		Second Quarter		Two Fiscal		Two Fiscal
	of 2017		of 2016		Quarters of 2017		Quarters of 2016
Domestic Company-owned stores	$112.4	17.9%	$97.8	17.9%	$226.0	18.0%	$194.3	17.9%
Domestic franchise	82.4	13.1%	69.7	12.7%	162.3	13.0%	137.8	12.7%
Supply chain	390.1	62.1%	339.3	62.0%	778.7	62.1%	675.0	62.1%
International franchise	43.7	6.9%	40.6	7.4%	85.9	6.9%	79.5	7.3%

Total revenues	$628.6	100.0%	$547.3	100.0%	$1,252.8	100.0%	$1,086.5	100.0%

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

Domestic Stores Revenues

	Second Quarter		Second Quarter		Two Fiscal		Two Fiscal
	of 2017		of 2016		Quarters of 2017		Quarters of 2016
Domestic Company-owned stores	$112.4	57.7%	$97.8	58.4%	$226.0	58.2%	$194.3	58.5%
Domestic franchise	82.4	42.3%	69.7	41.6%	162.3	41.8%	137.8	41.5%

Domestic stores	$194.8	100.0%	$167.5	100.0%	$388.3	100.0%	$332.1	100.0%

Domestic stores revenues increased $27.3 million, or 16.3%, in the second quarter of 2017, and $56.2 million, or 16.9%, in the two fiscal quarters of 2017. These increases were driven by higher domestic Company-owned same store sales, royalty revenues earned on higher franchise same store sales, and an increase in the average number of stores open during each period. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations increased $14.6 million, or 14.9%, in the second quarter of 2017, and $31.7 million, or 16.3%, in the two fiscal quarters of 2017. These increases were due primarily to higher same store sales during the second quarter and two fiscal quarters of 2017. Domestic Company-owned same store sales increased 11.2% in the second quarter of 2017, and 12.6% in the two fiscal quarters of 2017. This compared to an increase of 9.1% in the second quarter of 2016 and 6.5% in the two fiscal quarters of 2016. An increase in the average number of Company-owned stores open during the second quarter and two fiscal quarters of 2017 also contributed to the increases in revenues.

Domestic Franchise

Revenues from domestic franchise operations increased $12.7 million, or 18.3%, in the second quarter of 2017, and $24.5 million, or 17.8%, in the two fiscal quarters of 2017. These increases were driven by growth of 9.3% in same store sales in the second quarter of 2017 and a 9.6% increase in the two fiscal quarters of 2017. This compared to an increase of 9.8% in the second quarter of 2016, and 8.2% in the two fiscal quarters of 2016. An increase in the average number of domestic franchised stores open during the second quarter and two fiscal quarters of 2017 also contributed to the increase in revenues. Revenues further benefited from fees paid by franchisees for our digital ordering platform.

Supply Chain Revenues

	Second Quarter		Second Quarter		Two Fiscal		Two Fiscal
	of 2017		of 2016		Quarters of 2017		Quarters of 2016
Domestic supply chain	$356.0	91.3%	$309.4	91.2%	$709.6	91.1%	$617.0	91.4%
International supply chain	34.1	8.7%	29.9	8.8%	69.1	8.9%	58.0	8.6%

Total supply chain	$390.1	100.0%	$339.3	100.0%	$778.7	100.0%	$675.0	100.0%

Domestic Supply Chain

Domestic supply chain revenues increased $46.6 million, or 15.1%, in the second quarter of 2017, and $92.6 million, or 15.0%, in the two fiscal quarters of 2017. These increases were primarily attributable to higher volumes from increased order counts at the store level as well as store count growth. The cheese block price per pound averaged $1.54 in the second quarter of 2017 as compared to $1.40 in the second quarter of 2016. The cheese block price per pound averaged $1.59 in the two fiscal quarters of 2017 as compared to $1.43 in the two fiscal quarters of 2016. Our market basket pricing increased slightly during the second quarter and two fiscal quarters of 2017. We estimate that the higher market basket pricing resulted in an increase in domestic supply chain revenues of approximately $1.5 million in the second quarter of 2017 and $5.8 million during the two fiscal quarters of 2017.

International Supply Chain

Revenues from international supply chain operations increased $4.2 million, or 14.2%, in the second quarter of 2017, and $11.1 million, or 19.1%, in the two fiscal quarters of 2017. The increases resulted primarily from higher volumes from increased order counts at the store level. The increase for the second quarter of 2017 was partially offset by an approximate $1.4 million negative impact of foreign currency exchange rates. The impact of foreign currency exchange rates was flat for the two fiscal quarters of 2017.

International Franchise Revenues

Revenues from international franchise operations increased $3.1 million, or 7.6%, in the second quarter of 2017, and $6.4 million, or 8.1%, in the two fiscal quarters of 2017. These increases were due to higher same store sales and an increase in the average number of international stores open during each period. These increases were offset in part by the negative impact of changes in foreign currency exchange rates of approximately $1.6 million in the second quarter of 2017, and $3.1 million in the two fiscal quarters of 2017. Excluding the impact of foreign currency exchange rates, same store sales increased 2.6% in the second quarter of 2017, and 3.4% in the two fiscal quarters of 2017. This compared to an increase of 7.1% in the second quarter of 2016, and 7.5% in the two fiscal quarters of 2016.

Cost of Sales / Operating Margin

	Second Quarter		Second Quarter		Two Fiscal		Two Fiscal
	of 2017		of 2016		Quarters of 2017		Quarters of 2016
Consolidated revenues	$628.6	100.0%	$547.3	100.0%	$1,252.8	100.0%	$1,086.5	100.0%
Consolidated cost of sales	435.8	69.3%	375.5	68.6%	866.2	69.1%	747.5	68.8%

Consolidated operating margin	$192.8	30.7%	$171.8	31.4%	$386.7	30.9%	$339.1	31.2%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

Consolidated operating margin (which we define as revenues less cost of sales) increased $21.0 million, or 12.2%, in the second quarter of 2017, and $47.6 million, or 14.0%, in the two fiscal quarters of 2017. Higher domestic and international franchise revenues as well as higher supply chain volumes contributed to the increased operating margin in the second quarter of 2017 and the two fiscal quarters of 2017. Franchise revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the operating margin decreased 0.7 percentage points in the second quarter of 2017 and 0.3 percentage points in the two fiscal quarters of 2017. Company-owned store operating margins were lower for both the second quarter and two fiscal quarters of 2017 due to higher insurance expense and higher transaction-related expenses as well as increased labor and food costs. Supply chain operating margins remained flat in the second quarter of 2017, but were higher for the two fiscal quarters of 2017 due primarily to lower food costs, lower insurance costs, and the leveraging of higher volumes.

Domestic Company-Owned Stores Operating Margin

	Second Quarter		Second Quarter		Two Fiscal		Two Fiscal
	of 2017		of 2016		Quarters of 2017		Quarters of 2016
Revenues	$112.4	100.0%	$97.8	100.0%	$226.0	100.0%	$194.3	100.0%
Cost of sales	89.0	79.2%	73.8	75.4%	176.2	78.0%	146.6	75.4%

Store operating margin	$23.4	20.8%	$24.0	24.6%	$49.8	22.0%	$47.7	24.6%

The domestic Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) decreased $0.6 million, or 2.7%, in the second quarter of 2017. The operating margin increased $2.1 million, or 4.2%, in the two fiscal quarters of 2017. Higher same store sales positively contributed to operating margins for the second quarter and two fiscal quarters of 2017. However, incremental insurance expense, higher transaction-related expenses, and increased labor and food costs, discussed in more detail below, more than offset the positive impact of higher same store sales in the second quarter of 2017 and offset the positive impact of higher same store sales, in part, in the two fiscal quarters of 2017.

As a percentage of store revenues, the store operating margin decreased 3.8 percentage points in the second quarter of 2017, and 2.6 percentage points in the two fiscal quarters of 2017, as discussed in more detail below.

Management has historically included costs to support digital ordering as part of labor and related costs. Costs to support digital ordering are now included within transaction-related expenses and the prior year costs have been reclassified to conform to current year presentation.

•	Food costs increased 0.2 percentage points to 26.8% in second quarter of 2017, and 0.5 percentage points to 26.9% in the two fiscal quarters of 2017. These increases were due to slightly higher commodity prices as well as promotional activities.

•	Labor costs increased 0.7 percentage points to 29.4% in the second quarter of 2017, and 0.5 percentage points to 29.6% in the two fiscal quarters of 2017. These increases were due primarily to an increase in labor rates in certain markets. The leveraging of higher same store sales partially offset these increases.

•	Insurance costs increased 1.8 percentage points to 5.2% in the second quarter of 2017, and 0.8 percentage points to 4.0% in the two fiscal quarters of 2017. These increases resulted from incremental insurance expense related to updated independent actuarial estimates for our casualty insurance program.

•	Transaction-related expenses increased 0.9 percentage points to 3.7% in the second quarter of 2017, and 0.8 percentage points to 3.6% in the two fiscal quarters of 2017. These increases were primarily attributable to higher credit card-related expenses in certain markets in which we operate.

•	Occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.4 percentage points to 7.6% in the second quarter of 2017, and 0.3 percentage points to 7.6% in the two fiscal quarters of 2017. These decreases were driven primarily by the leveraging of higher same store sales.

Supply Chain Operating Margin

	Second Quarter		Second Quarter		Two Fiscal		Two Fiscal
	of 2017		of 2016		Quarters of 2017		Quarters of 2016
Revenues	$390.1	100.0%	$339.3	100.0%	$778.7	100.0%	$675.0	100.0%
Cost of sales	346.7	88.9%	301.7	88.9%	689.9	88.6%	600.9	89.0%

Supply chain operating margin	$43.4	11.1%	$37.6	11.1%	$88.7	11.4%	$74.0	11.0%

The supply chain operating margin increased $5.8 million, or 15.5%, in the second quarter of 2017, and $14.7 million, or 19.8%, in the two fiscal quarters of 2017. These increases were driven by higher volumes from increased store order counts.

As a percentage of supply chain revenues, the supply chain operating margin was flat for the second quarter of 2017 and increased 0.4 percentage points in the two fiscal quarters of 2017. The operating margin benefited from lower food costs, lower insurance expense and the leveraging of higher volumes, offset entirely in the second quarter of 2017 and in part in the two fiscal quarters of 2017 by increased labor and delivery costs.

General and Administrative Expenses

General and administrative expenses increased $11.9 million, or 17.4%, in the second quarter of 2017, and $21.2 million, or 15.5%, in the two fiscal quarters of 2017. These increases were primarily driven by continued investments in technological initiatives and labor (primarily in e-commerce and information technology) as well as investments in other strategic areas. Higher performance-driven expenses resulting from higher same store sales, including Company-owned store national advertising contributions, also contributed to the increases. Higher variable performance-based compensation resulting from improved operating performance also contributed to the increase in the two fiscal quarters of 2017.

Interest Expense

Interest expense decreased $0.6 million to $24.6 million in the second quarter of 2017, and $1.1 million to $50.2 million in the two fiscal quarters of 2017. The Company’s weighted average borrowing rate was 4.6% in all of the periods presented.

Provision for Income Taxes

Provision for income taxes decreased $6.6 million to $22.8 million in the second quarter of 2017, and $6.0 million to $50.8 million in the two fiscal quarters of 2017. Although pre-tax income increased for both the second quarter and two fiscal quarters of 2017, the effective tax rate decreased, primarily as a result of the Company’s adoption of the ASU 2016-09 accounting standard, which requires tax benefits on equity-based compensation to be recorded as a reduction to the income tax provision. The adoption of this standard benefitted the provision for income taxes by $10.4 million in the second quarter of 2017 and $16.9 million in the two fiscal quarters of 2017. The effective tax rate decreased to 25.7% during the second quarter of 2017 as compared to 37.4% in the second quarter of 2016, and decreased to 28.4% during the two fiscal quarters of 2017 as compared to 37.5% in the two fiscal quarters of 2016.

Liquidity and Capital Resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 35 to 45 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of June 18, 2017, we had working capital of $47.7 million, excluding restricted cash and cash equivalents of $161.7 million and including total unrestricted cash and cash equivalents of $52.2 million.

As of June 18, 2017, we had approximately $89.2 million of restricted cash held for future principal and interest payments, $45.7 million of cash held as collateral for outstanding letters of credit, $26.7 million of restricted cash held in a three-month interest reserve as required by the related debt agreements, and $0.1 million of other restricted cash for a total of $161.7 million of restricted cash and cash equivalents.

On July 24, 2017, the Company completed a recapitalization (the “2017 Recapitalization”) in which certain of the Company’s subsidiaries issued new notes pursuant to an asset-backed securitization. The new notes consist of $300.0 million Series 2017-1 Floating Rate Senior Secured Notes, Class A-2-I with an anticipated term of five years (the “Floating Rate Notes”), $600.0 million Series 2017-1 3.082% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of five years (the “Five-year Fixed Rate Notes”), and $1.0 billion Series 2017-1 4.118% Fixed Rate Senior Secured Notes, Class A-2-III with an anticipated term of 10 years (the “Ten-year Fixed Rate Notes” and, collectively with the Floating Rate Notes and the Five-year Fixed Rate Notes, the “2017 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The interest rate on the Floating Rate Notes will be payable at a rate equal to LIBOR plus 125 basis points. The 2017 Notes have scheduled principal payments of $4.8 million in 2017, $19.0 million in each of 2018 through 2021, $871.8 million in 2022, $10.0 million in each of 2023 through 2026, and $907.5 million in 2027.

Concurrently, the Company also issued a new variable funding note facility which allows for advances of up to $175.0 million of Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 Notes and certain other credit instruments, including letters of credit (the “Variable Funding Notes”). The Variable Funding Notes were undrawn on the closing date. The Company’s previous variable funding note facility was canceled. Gross proceeds from the issuance of the 2017 Notes was $1.9 billion.

The Company will use a portion of the proceeds from the 2017 Recapitalization to repay the remaining $910.5 million in outstanding principal and interest under the 2012 Notes on July 27, 2017. The proceeds will also be used to pay transaction-related fees and expenses in connection with the 2017 Recapitalization and to pre-fund a portion of the principal and interest payable on the 2017 Notes. The Company will use the remaining proceeds for general corporate purposes.

As of June 18, 2017, we had approximately $2.18 billion of long-term debt, of which $0.3 million was classified as a current liability. Prior to the completion of the 2017 Recapitalization, our fixed rate notes from the recapitalizations we completed in 2015 and 2012 had original scheduled principal payments of $38.6 million in each of 2017 and 2018, $878.5 million in 2019, $488.0 million in 2020, $8.0 million in each of 2021 through 2024 and $728.0 million in 2025. However, in accordance with our debt agreements, the payment of principal on the fixed rate notes (i) shall be suspended if the leverage ratios are less than or equal to 4.5x total debt to EBITDA and there are no scheduled principal catch-up amounts outstanding; provided, that during any such suspension, principal payments will continue to accrue and are subject to catch-up upon failure to satisfy the leverage ratios, or (ii) on and after the payment in full of the 2012 fixed rate notes, may be suspended if the leverage ratios are less than or equal to 5.0x total debt to EBITDA and no catch-up provisions are applicable. During the first quarter of 2017, we met the maximum leverage ratios of less than 4.5x, and, in accordance with our debt agreements, ceased debt amortization payments beginning in the second quarter of 2017. Accordingly, all principal amounts of our outstanding fixed rate notes have been classified as long-term debt on the condensed consolidated balance sheet as of June 18, 2017.

As of June 18, 2017, we had $45.7 million of outstanding letters of credit and $79.3 million of available capacity under our $125.0 million variable funding note facility. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes. However, our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes.

The Company did not repurchase any shares of its common stock in the second quarter of 2017. During the two fiscal quarters of 2017, the Company repurchased and retired 80,360 shares of its common stock under its Board of Directors-approved open market share repurchase program for a total of approximately $12.7 million. As of June 18, 2017, the end of the second quarter, the Company had a total remaining authorized amount for share repurchases of approximately $136.4 million. We continue to maintain our flexibility to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the variable funding notes) availability under the variable funding notes for, among other things, the repurchase of shares under the current authorized program, the payment of dividends and other corporate uses.

During the second quarter of 2017, the Company’s Board of Directors declared a $0.46 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2017 which was paid on June 30, 2017. The Company had approximately $22.6 million accrued for common stock dividends at June 18, 2017. Subsequent to the second quarter, on July 19, 2017, the Company’s Board of Directors declared a $0.46 per share quarterly dividend for shareholders of record as of September 15, 2017 to be paid on September 30, 2017.

During the second quarter and two fiscal quarters of 2017, we experienced increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international and domestic businesses continued to grow store counts in the second quarter of 2017. These factors contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. We did not have any material commitments for capital expenditures as of June 18, 2017.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations, our current unrestricted cash and cash equivalents and amounts available under our variable funding note facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission (the “SEC”). There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the fixed rate notes and to service, extend or refinance the variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

The following table illustrates the main components of our cash flows:

(In millions)	Two Fiscal Quarters of 2017	Two Fiscal Quarters of 2016
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$115.1	$69.5
Net cash provided by (used in) investing activities	(59.9)	50.3
Net cash used in financing activities	(45.8)	(230.5)
Exchange rate changes	(0.0)	(0.5)

Change in cash and cash equivalents	$9.4	$(111.1)

Operating Activities

Cash provided by operating activities was $115.1 million in the two fiscal quarters of 2017. This resulted from net income of $128.2 million generated during the period, which included $16.9 million of tax benefits from equity-based compensation and net positive non-cash amounts of $36.3 million. Changes in operating assets and liabilities negatively impacted cash provided by operating activities by $32.5 million, primarily due to the timing of payments for income taxes.

Cash provided by operating activities was $69.5 million in the two fiscal quarters of 2016. This resulted from net income of $94.7 million generated during the period, which included net negative non-cash amounts of $4.3 million, and a $21.0 million decrease in cash from changes in operating assets and liabilities, primarily related to the timing of payments of accounts payable balances.

Investing Activities

Cash used in investing activities was $59.9 million in the two fiscal quarters of 2017, which consisted primarily of an increase in restricted cash of $35.2 million and capital expenditures totaling $25.2 million (driven by increased investments in our technological initiatives, Company-owned stores and supply chain centers).

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

Financing Activities

Cash used in financing activities was $45.8 million in the two fiscal quarters of 2017. We paid $22.3 million in dividends to our shareholders, we used $12.7 million to repurchase shares of common stock, we made $9.8 million in payments on our long-term debt obligations, and we made $4.9 million in tax payments for restricted stock upon vesting. Proceeds of $3.9 million from exercise of stock options partially offset these uses of cash in financing activities in the two fiscal quarters of 2017.

Cash used in financing activities was $230.5 million in the two fiscal quarters of 2016. We used $224.1 million to repurchase shares of common stock, and we made $39.9 million in payments on our long-term debt obligations, which included a required catch-up amortization payment on the fixed rate notes from the recapitalization we completed in 2012 upon exceeding the 4.5x leverage covenant as defined in the related agreements. We also paid $19.1 million in dividends to our shareholders, and made $3.0 million in tax payments for restricted stock upon vesting. The tax impact of equity-based compensation, proceeds of $10.8 million from the exercise of stock options, and $10.0 million draw on our variable funding note facility partially offset these uses of cash in financing activities in the two fiscal quarters of 2016.

Forward-Looking Statements

This filing contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. These forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of our long-term and other indebtedness; uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product, digital ordering and concept developments by us, and other food-industry competitors; the ongoing level of profitability of our franchisees; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in operating expenses resulting from changes in prices of food (particularly cheese), labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in foreign currency exchange rates; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the SEC, including under the section headed “Risk Factors” in our 2016 Annual Report on Form 10-K, filed with the SEC on February 28, 2017 (“2016 Form 10-K”). These forward-looking statements speak only as of the date of this filing, and you should not rely on such statements as representing the views of the Company as of any subsequent date. Except as required by applicable securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company does not engage in speculative transactions nor does the Company hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we issued fixed rate notes and, at June 18, 2017, we are only exposed to interest rate risk on borrowings under our variable funding notes. As of June 18, 2017, we had no outstanding borrowings under our variable funding notes and $79.3 million available for borrowing, which is net of letters of credit issued of $45.7 million. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Approximately 6.9% of our total revenues in the second quarter of 2017, 7.4% of our total revenues in the second quarter of 2016, 6.9% of our total revenues in the two fiscal quarters of 2017 and 7.3% of our total revenues in the two fiscal quarters of 2016 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $5.5 million for the two fiscal quarters of 2017.

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

During the quarterly period ended June 18, 2017, there were no changes in the Company’s internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
Period #4 (March 27, 2017 to April 23, 2017)	2,015	$186.38	—	$136,419
Period #5 (April 24, 2017 to May 21, 2017)	1,322	192.16	—	136,419
Period #6 (May 22, 2017 to June 18, 2017)	1,102	217.82	—	136,419

Total	4,439	$195.91	—	$136,419

(1)	Shares in the second quarter of 2017 purchased as part of the Company’s employee stock purchase discount plan. During the second quarter, the shares were purchased at an average price of $195.91.
(2)	As previously disclosed, on May 25, 2016, the Company’s Board of Directors authorized a $250.0 million share repurchase program, which has no expiration date. As of June 18, 2017, the Company had approximately $136.4 million remaining for future share repurchases under this program. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

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

DOMINO’S PIZZA, INC. (Registrant)

Date: July 25, 2017	/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Chief Financial Officer