Form 10-Q
period 2017-09-10
DOMINOS PIZZA INC
filed 2017-10-12
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 10, 2017

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

As of October 5, 2017, Domino’s Pizza, Inc. had 43,734,145 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

TABLE OF CONTENTS

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) – As of September 10, 2017 and January 1, 2017	3

	Condensed Consolidated Statements of Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 10, 2017 and September 11, 2016	4

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 10, 2017 and September 11, 2016	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) – Three fiscal quarters ended September 10, 2017 and September 11, 2016	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 10, 2017	January 1, 2017 (Note)
Assets
Current assets:
Cash and cash equivalents	$61,360	$42,815
Restricted cash and cash equivalents	192,001	126,496
Accounts receivable, net	154,475	150,369
Inventories	37,093	40,181
Prepaid expenses and other	21,317	17,635
Advertising fund assets, restricted	126,340	118,377

Total current assets	592,586	495,873

Property, plant and equipment:
Land and buildings	29,189	29,129
Leasehold and other improvements	126,718	120,726
Equipment	214,142	201,827
Construction in progress	5,714	7,816

	375,763	359,498
Accumulated depreciation and amortization	(236,086)	(220,964)

Property, plant and equipment, net	139,677	138,534

Other assets:
Goodwill	16,058	16,058
Capitalized software, net	48,219	40,256
Other assets	16,465	16,639
Deferred income taxes	3,230	8,935

Total other assets	83,972	81,888

Total assets	$816,235	$716,295

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$32,313	$38,887
Accounts payable	109,756	111,510
Insurance reserves	17,285	16,742
Dividends payable	20,430	619
Advertising fund liabilities	126,340	118,377
Other accrued liabilities	92,406	117,563

Total current liabilities	398,530	403,698

Long-term liabilities:
Long-term debt, less current portion	3,128,048	2,148,990
Insurance reserves	34,292	27,141
Other accrued liabilities	20,709	19,609

Total long-term liabilities	3,183,049	2,195,740

Stockholders’ deficit:
Common stock	437	481
Additional paid-in capital	1,872	1,006
Retained deficit	(2,766,231)	(1,881,520)
Accumulated other comprehensive loss	(1,422)	(3,110)

Total stockholders’ deficit	(2,765,344)	(1,883,143)

Total liabilities and stockholders’ deficit	$816,235	$716,295

Note: The balance sheet at January 1, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(In thousands, except per share data)	September 10, 2017	September 11, 2016	September 10, 2017	September 11, 2016
Revenues:
Domestic Company-owned stores	$112,905	$100,966	$338,880	$295,243
Domestic franchise	80,244	70,637	242,548	208,463
Supply chain	402,143	355,036	1,180,800	1,029,990
International franchise	48,350	40,038	134,242	119,497

Total revenues	643,642	566,677	1,896,470	1,653,193

Cost of sales:
Domestic Company-owned stores	86,814	77,221	263,038	223,771
Supply chain	358,350	315,553	1,048,293	916,465

Total cost of sales	445,164	392,774	1,311,331	1,140,236

Operating margin	198,478	173,903	585,139	512,957
General and administrative	81,398	72,992	239,158	209,632

Income from operations	117,080	100,911	345,981	303,325
Interest income	612	83	999	556
Interest expense	(33,141)	(25,180)	(83,383)	(76,533)

Income before provision for income taxes	84,551	75,814	263,597	227,348
Provision for income taxes	28,183	28,582	79,019	85,403

Net income	$56,368	$47,232	$184,578	$141,945

Earnings per share:
Common stock—basic	$1.22	$0.98	$3.90	$2.90
Common stock—diluted	1.18	0.96	3.76	2.82
Dividends declared per share	$0.46	$0.38	$1.38	$1.14

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(In thousands)	September 10, 2017	September 11, 2016	September 10, 2017	September 11, 2016
Net income	$56,368	$47,232	$184,578	$141,945
Other comprehensive income (loss), before tax:
Currency translation adjustment	1,406	(186)	1,688	927
Tax attributes of items in other comprehensive income (loss):
Currency translation adjustment	—	173	—	33

Other comprehensive income (loss), net of tax	1,406	(13)	1,688	960

Comprehensive income	$57,774	$47,219	$186,266	$142,905

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
(In thousands)	September 10, 2017	September 11, 2016
Cash flows from operating activities:
Net income	$184,578	$141,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,054	25,460
Losses on sale/disposal of assets	648	473
Amortization of debt issuance costs	9,424	4,562
Provision for deferred income taxes	5,680	2,657
Non-cash compensation expense	14,271	12,344
Other	234	(406)
Excess tax benefits from equity-based compensation	(20,430)	(41,479)
Changes in operating assets and liabilities	(2,321)	17,061

Net cash provided by operating activities	222,138	162,617

Cash flows from investing activities:
Capital expenditures	(38,897)	(38,254)
Changes in restricted cash	(65,505)	57,371
Other	327	2,989

Net cash provided by (used in) investing activities	(104,075)	22,106

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,900,000	63,000
Repayments of long-term debt and capital lease obligations	(920,093)	(77,592)
Proceeds from exercise of stock options	4,014	12,324
Excess tax benefits from equity-based compensation	—	41,479
Purchases of common stock	(1,012,721)	(283,858)
Tax payments for restricted stock upon vesting	(9,386)	(5,605)
Payments of common stock dividends and equivalents	(44,630)	(37,548)
Cash paid for financing costs	(16,846)	—
Other	(205)	—

Net cash used in financing activities	(99,867)	(287,800)

Effect of exchange rate changes on cash and cash equivalents	349	(391)

Change in cash and cash equivalents	18,545	(103,468)
Cash and cash equivalents, at beginning of period	42,815	133,449

Cash and cash equivalents, at end of period	$61,360	$29,981

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 10, 2017

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended September 10, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

2. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended September 10, 2017 and September 11, 2016
	Domestic Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2017	$193,149	$433,575	$48,350	$(31,432)	$—	$643,642
2016	171,603	383,719	40,038	(28,683)	—	566,677
Income from operations
2017	$67,892	$33,522	$37,972	N/A	$(22,306)	$117,080
2016	59,251	31,401	31,036	N/A	(20,777)	100,911
Segment Income
2017	$70,651	$36,227	$38,019	N/A	$(11,973)	$132,924
2016	61,683	33,756	31,100	N/A	(12,971)	113,568

	Three Fiscal Quarters Ended September 10, 2017 and September 11, 2016
	Domestic Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2017	$581,428	$1,274,306	$134,242	$(93,506)	$—	$1,896,470
2016	503,706	1,114,096	119,497	(84,106)	—	1,653,193
Income from operations
2017	$199,515	$102,785	$106,748	N/A	$(63,067)	$345,981
2016	176,401	89,044	92,981	N/A	(55,101)	303,325
Segment Income
2017	$207,420	$110,614	$106,883	N/A	$(33,341)	$391,576
2016	183,088	96,110	93,110	N/A	(30,706)	341,602

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 10, 2017	September 11, 2016	September 10, 2017	September 11, 2016
Total Segment Income	$132,924	$113,568	$391,576	$341,602
Depreciation and amortization	(10,281)	(8,704)	(30,054)	(25,460)
Losses on sale/disposal of assets	(303)	(226)	(648)	(473)
Non-cash compensation expense	(4,638)	(3,727)	(14,271)	(12,344)
2017 recapitalization-related expenses	(622)	—	(622)	—

Income from operations	117,080	100,911	345,981	303,325
Interest income	612	83	999	556
Interest expense	(33,141)	(25,180)	(83,383)	(76,533)

Income before provision for income taxes	$84,551	$75,814	$263,597	$227,348

3. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 10, 2017	September 11, 2016	September 10, 2017	September 11, 2016
Net income available to common stockholders—basic and diluted	$56,368	$47,232	$184,578	$141,945

Basic weighted average number of shares	46,034,807	48,043,379	47,282,393	48,984,734
Earnings per share – basic	$1.22	$0.98	$3.90	$2.90
Diluted weighted average number of shares	47,715,788	49,242,182	49,066,610	50,309,217
Earnings per share – diluted	$1.18	$0.96	$3.76	$2.82

The denominators used in calculating diluted earnings per share for common stock for the third quarter of 2017 and three fiscal quarters of 2017 do not include 141,870 and 146,200 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the third quarter and three fiscal quarters of 2017 do not include 193,194 restricted performance shares, as the performance targets for these awards have not yet been met. The denominators used in calculating diluted earnings per share for common stock for the third quarter of 2016 and three fiscal quarters of 2016 do not include 95,475 and 306,855 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the third quarter of 2016 and three fiscal quarters of 2016 do not include 264,757 restricted performance shares as the performance targets for these awards had not yet been met.

4. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the three fiscal quarters of 2017.

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock			Retained Deficit
	Shares	Amount
Balance at January 1, 2017	48,100,143	$481	$1,006	$(1,881,520)	$(3,110)
Net income	—	—	—	184,578	—
Common stock dividends and equivalents	—	—	—	(64,441)	—
Issuance of common stock, net	68,599	1	—	—	—
Tax payments for restricted stock upon vesting	(48,753)	(1)	(9,385)	—	—
Purchases of common stock	(4,639,223)	(46)	(7,827)	(1,004,848)	—
Exercise of stock options	250,253	2	4,012	—	—
Non-cash compensation expense	—	—	14,271	—	—
Currency translation adjustment	—	—	—	—	1,688
Other	—	—	(205)	—	—

Balance at September 10, 2017	43,731,019	$437	$1,872	$(2,766,231)	$(1,422)

5. Dividends

During the third quarter of 2017, on July 19, 2017, the Company’s Board of Directors declared a $0.46 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2017 which was paid on September 29, 2017. The Company had approximately $20.4 million accrued for common stock dividends at September 10, 2017.

Subsequent to the third quarter, on October 11, 2017, the Company’s Board of Directors declared a $0.46 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 15, 2017 to be paid on December 29, 2017.

6. Accumulated Other Comprehensive Loss

The approximately $1.4 million of accumulated other comprehensive loss at September 10, 2017 and the approximately $3.1 million of accumulated other comprehensive loss at January 1, 2017 represent currency translation adjustments, net of tax. There were no reclassifications out of accumulated other comprehensive loss to net income in the three fiscal quarters of 2017 or the three fiscal quarters of 2016.

7. Recapitalization

On July 24, 2017, the Company completed a recapitalization (the “2017 Recapitalization”) in which certain of the Company’s subsidiaries issued new notes pursuant to an asset-backed securitization. The new notes consist of $300.0 million Series 2017-1 Floating Rate Senior Secured Notes, Class A-2-I with an anticipated term of five years (the “Floating Rate Notes”), $600.0 million Series 2017-1 3.082% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of five years (the “Five-year Fixed Rate Notes”), and $1.0 billion Series 2017-1 4.118% Fixed Rate Senior Secured Notes, Class A-2-III with an anticipated term of ten years (the “Ten-year Fixed Rate Notes” and, collectively with the Floating Rate Notes and the Five-year Fixed Rate Notes, the “2017 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The interest rate on the Floating Rate Notes is payable at a rate equal to LIBOR plus 125 basis points. The 2017 Notes have scheduled principal payments of $4.8 million in 2017, $19.0 million in each of 2018 through 2021, $871.8 million in 2022, $10.0 million in each of 2023 through 2026, and $907.5 million in 2027.

Concurrently, the Company also issued a new variable funding note facility which allows for advances of up to $175.0 million of Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 Notes and certain other credit instruments, including letters of credit (the “Variable Funding Notes”). The Variable Funding Notes were undrawn on the closing date. The Company’s previous variable funding note facility was canceled. Gross proceeds from the issuance of the 2017 Notes were $1.9 billion.

A portion of proceeds from the 2017 Recapitalization was used to repay the remaining $910.5 million in outstanding principal and interest under the Company’s 2012 fixed rate notes, pre-fund a portion of the principal and interest payable on the 2017 Notes and pay transaction fees and expenses. In connection with the repayment of the 2012 fixed rate notes, the Company expensed approximately $5.5 million for the remaining unamortized debt issuance costs associated with these notes. Additionally, in connection with the 2017 Recapitalization, the Company capitalized $16.8 million of debt issuance costs, which are being amortized into interest expense over the five- and ten-year expected terms of the 2017 Notes.

Additionally, on July 27, 2017, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.25 billion of the Company’s common stock. This repurchase program replaces the remaining availability of approximately $136.4 million under the Company’s previously approved $250.0 million share repurchase program that was authorized by the Board on May 25, 2016. On August 2, 2017, the Company entered into a $1.0 billion accelerated share repurchase agreement (the “ASR Agreement”) with a counterparty. Pursuant to the terms of the ASR Agreement, on August 3, 2017, as part of its new $1.25 billion share repurchase program, the Company used a portion of the proceeds from the 2017 Recapitalization to pay the counterparty $1.0 billion in cash and received 4,558,863 shares of the Company’s common stock. Final settlement of the ASR Agreement occurred on October 11, 2017. In connection with the ASR Agreement, the Company will receive and retire a total of 5,218,670 shares of its common stock at an average price of $191.62, including 4,558,863 shares of its common stock received and retired during the third quarter.

8. Open Market Share Repurchase Program

In connection with the ASR Agreement discussed above, the Company received and retired 4,558,863 shares of its common stock under its Board of Directors-approved open market share repurchase program in the third quarter of 2017. During the three fiscal quarters of 2017, the Company repurchased and retired 4,639,223 shares of its common stock under its Board of Directors-approved open market share repurchase program for a total of approximately $1.01 billion. As discussed above, in connection with the ASR Agreement, the Company will receive and retire a total of 5,218,670 shares of its common stock at an average price of $191.62, including 4,558,863 shares of its common stock received and retired during the third quarter. As of September 10, 2017, the end of the third quarter, the Company had a total remaining authorized amount for share repurchases of approximately $250.0 million.

During the three fiscal quarters of 2016, the Company repurchased and retired 2,714,322 shares of its common stock, including 2,257,386 shares repurchased in open market transactions for approximately $283.9 million and 456,936 shares received at the final settlement of the previously announced $600.0 million ASR program entered into in November 2015.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at September 10, 2017 and January 1, 2017:

	At September 10, 2017
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$48,122	$48,122	$—	$—
Restricted cash equivalents	93,880	93,880	—	—
Investments in marketable securities	7,203	7,203	—	—

	At January 1, 2017
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$7,017	$7,017	$—	$—
Restricted cash equivalents	69,113	69,113	—	—
Investments in marketable securities	7,260	7,260	—	—

Management estimated the approximate fair values of the 2012 fixed rate notes, the 2015 fixed rate notes, and the 2017 Notes as follows (in thousands):

	September 10, 2017		January 1, 2017
	Principal Amount	Fair Value	Principal Amount	Fair Value
2012 Seven-Year Fixed Rate Notes	$—	$—	$916,650	$932,233
2015 Five-Year Fixed Rate Notes	493,750	493,750	495,000	485,595
2015 Ten-Year Fixed Rate Notes	790,000	805,800	792,000	765,864
2017 Five-Year Fixed Rate Notes	600,000	600,600	—	—
2017 Ten-Year Fixed Rate Notes	1,000,000	1,027,000	—	—
2017 Five-Year Floating Rate Notes	300,000	299,700	—	—

The fixed and floating rate notes are classified as Level 2 measurements, as the Company estimates the fair value amount by using available market information. The Company obtained quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed and floating rate notes and, at times, trade these notes. The Company also performed its own internal analysis based on the information gathered from public markets, including information on notes that are similar to those of the Company. However, considerable judgment is required to interpret market data to estimate fair value. Accordingly, the fair value estimates presented are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values stated above.

10. Legal Matters

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

11. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $3.6 million at September 10, 2017 and $3.8 million at January 1, 2017.

12. New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Based on a preliminary assessment, the Company expects the adoption of this guidance to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets at the beginning of the earliest period presented. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

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

The Company is currently evaluating whether the standards will require a gross presentation on the consolidated statement of income for contributions received by and disbursements made by Domino’s National Advertising Fund Inc. (“DNAF”), our consolidated not-for-profit subsidiary. DNAF exists solely for the purpose of promoting the Domino’s Pizza brand in the U.S. The Company currently presents the restricted assets and liabilities of the DNAF in its condensed consolidated balance sheets and, under existing accounting guidance, has determined that it acts as an agent in regard to franchise store contributions and disbursements. Accordingly, these franchisee contributions and disbursements are presented net in the condensed consolidated statements of income. See Note 1 to the consolidated financial statements in the 2016 Form 10-K for additional details.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and a retrospective transition method is required. The Company currently presents changes in restricted cash and cash equivalents in the investing section of its Condensed Consolidated Statement of Cash Flows. The new guidance will not impact financial results, but will result in a change in the presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The Company currently plans to adopt this guidance in the first quarter of 2018 using the retrospective approach.

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

As a result, excess tax benefits or deficiencies from equity-based compensation activity are reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in the consolidated statement of stockholders’ deficit. The Company also elected to account for forfeitures as they occur, rather than to use an estimate of expected forfeitures for financial statement reporting purposes. The adoption of ASU 2016-09 resulted in a decrease in our provision for income taxes of $3.5 million in the third quarter of 2017 and $20.4 million in the three fiscal quarters of 2017. This represents a decrease in the Company’s effective tax rate of 4.2 percentage points for the third quarter of 2017 and 7.8 percentage points for the three fiscal quarters of 2017, primarily due to the recognition of excess tax benefits for options exercised and the vesting of equity awards. The Company’s election to account for forfeitures as they occur had an immaterial impact on its equity-based compensation expense.

The Company adopted the cash flow presentation prospectively, and accordingly, excess tax benefits from equity-based compensation of $20.4 million in the three fiscal quarters of 2017 are presented as an operating activity, while $41.5 million of excess tax benefits from equity-based compensation in the three fiscal quarters of 2016 is presented as a financing activity. The presentation requirements for cash flows related to taxes paid for restricted stock upon vesting had no impact on our consolidated statements of cash flows for any of the periods presented because such cash flows have historically been presented as a financing activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2017 and 2016 third quarters referenced herein represent the twelve-week periods ended September 10, 2017 and September 11, 2016. The 2017 and 2016 three fiscal quarters referenced herein represent the thirty-six-week periods ended September 10, 2017 and September 11, 2016.

Overview

Domino’s is the second largest pizza restaurant chain in the world, with more than 14,400 locations in over 85 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties to our independent franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they profit by sub-franchising and selling ingredients and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

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

	Third Quarter of 2017		Third Quarter of 2016		Three Fiscal Quarters of 2017		Three Fiscal Quarters of 2016
Global retail sales growth	+14.5%		+14.9%		+13.2%		+11.3%
Same store sales growth:
Domestic Company-owned stores	+8.4%		+13.8%		+11.2%		+8.9%
Domestic franchise stores	+8.4%		+12.9%		+9.2%		+9.7%

Domestic stores	+8.4%		+13.0%		+9.4%		+9.7%
International stores (excluding foreign currency impact)	+5.1%		+6.6%		+4.0%		+7.2%
Store counts (at end of period):
Domestic Company-owned stores	399		387
Domestic franchise stores	5,092		4,886

Domestic stores	5,491		5,273
International stores	8,943		7,979

Total stores	14,434		13,252

Income statement data:
Total revenues	$643.6	100.0%	$566.7	100.0%	$1,896.5	100.0%	$1,653.2	100.0%
Cost of sales	445.2	69.2%	392.8	69.3%	1,311.3	69.2%	1,140.2	69.0%
General and administrative	81.4	12.6%	73.0	12.9%	239.2	12.6%	209.6	12.7%

Income from operations	117.1	18.2%	100.9	17.8%	346.0	18.2%	303.3	18.3%
Interest expense, net	(32.5)	(5.1)%	(25.1)	(4.4)%	(82.4)	(4.3)%	(76.0)	(4.5)%

Income before provision for income taxes	84.6	13.1%	75.8	13.4%	263.6	13.9%	227.3	13.8%
Provision for income taxes	28.2	4.3%	28.6	5.1%	79.0	4.2%	85.4	5.2%

Net income	$56.4	8.8%	$47.2	8.3%	$184.6	9.7%	$141.9	8.6%

During the third quarter and three fiscal quarters of 2017, we sustained our strong domestic same store sales performance and also continued our solid growth in international same store sales. Our Domino’s Piece of the Pie RewardsTM loyalty program contributed significantly to our domestic same store sales performance. Additionally, we remained focused on growing online ordering and improving the digital customer experience through our technology platforms.

We also continued our global expansion with the opening of 217 net new stores in the third quarter of 2017, bringing our year-to-date total to 623 stores. We opened 164 net new stores internationally and 53 net new stores domestically during the third quarter of 2017. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations, and marketing initiatives have combined to strengthen our brand.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 14.5% in the third quarter of 2017 and 13.2% in the three fiscal quarters of 2017. These increases were driven primarily by domestic and international same store sales growth, as well as an increase in our worldwide store counts during the trailing four quarters. The impact of foreign currency exchange rates was slightly positive in the third quarter of 2017, but had a negative impact in the three fiscal quarters of 2017. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products, marketing and technology platforms. International same store sales growth also reflected continued strong performance.

Total revenues increased $76.9 million, or 13.6%, in the third quarter of 2017, and $243.3 million, or 14.7% in the three fiscal quarters of 2017. These increases were due primarily to higher supply chain volumes resulting from order and store count growth, as well as higher Company-owned store, domestic franchise and international franchise revenues resulting from same store sales and store count growth. These changes in revenues are described in more detail below.

Income from operations increased $16.2 million, or 16.0%, in the third quarter of 2017, and $42.7 million, or 14.1%, in the three fiscal quarters of 2017. These increases were driven by higher royalty revenues from domestic and international franchise stores, as well as increased supply chain volumes, but were partially offset by higher general and administrative expenses. The negative impact of changes in foreign currency exchange rates on international franchise royalties also partially offset the increase in the three fiscal quarters of 2017.

Net income increased $9.2 million, or 19.3%, in the third quarter of 2017, and $42.7 million, or 30.0%, in the three fiscal quarters of 2017. These increases were driven by higher income from operations, as noted above. The adoption of the new equity-based compensation standard also positively impacted net income by $3.5 million in the third quarter of 2017 and $20.4 million in the three fiscal quarters of 2017 through a reduction in the provision for income taxes. These increases were partially offset by approximately $6.4 million of pre-tax expenses incurred in connection with the July 24, 2017 recapitalization (the “2017 Recapitalization”), primarily related to the write-off of debt issuance costs related to the repayment of the 2012 debt.

Revenues

	Third Quarter of 2017		Third Quarter of 2016		Three Fiscal Quarters of 2017		Three Fiscal Quarters of 2016
Domestic Company-owned stores	$112.9	17.5%	$101.0	17.8%	$338.9	17.9%	$295.2	17.9%
Domestic franchise	80.2	12.5%	70.6	12.5%	242.5	12.8%	208.5	12.6%
Supply chain	402.1	62.5%	355.0	62.6%	1,180.8	62.3%	1,030.0	62.3%
International franchise	48.4	7.5%	40.0	7.1%	134.2	7.0%	119.5	7.2%

Total revenues	$643.6	100.0%	$566.7	100.0%	$1,896.5	100.0%	$1,653.2	100.0%

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

Domestic Stores Revenues

	Third Quarter of 2017		Third Quarter of 2016		Three Fiscal Quarters of 2017		Three Fiscal Quarters of 2016
Domestic Company-owned stores	$112.9	58.5%	$101.0	58.8%	$338.9	58.3%	$295.2	58.6%
Domestic franchise	80.2	41.5%	70.6	41.2%	242.5	41.7%	208.5	41.4%

Domestic stores	$193.1	100.0%	$171.6	100.0%	$581.4	100.0%	$503.7	100.0%

Domestic stores revenues increased $21.5 million, or 12.5%, in the third quarter of 2017, and $77.7 million, or 15.4%, in the three fiscal quarters of 2017. These increases were driven by higher domestic Company-owned same store sales, royalty revenues earned on higher franchise same store sales, and an increase in the average number of stores open during each period. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations increased $11.9 million, or 11.8%, in the third quarter of 2017, and $43.7 million, or 14.8%, in the three fiscal quarters of 2017. These increases were due primarily to higher same store sales during the third quarter and three fiscal quarters of 2017. Domestic Company-owned same store sales increased 8.4% in the third quarter of 2017, and 11.2% in the three fiscal quarters of 2017. This compared to an increase of 13.8% in the third quarter of 2016 and 8.9% in the three fiscal quarters of 2016. An increase in the average number of Company-owned stores open during the third quarter and three fiscal quarters of 2017 also contributed to the increases in revenues.

Domestic Franchise

Revenues from domestic franchise operations increased $9.6 million, or 13.6%, in the third quarter of 2017, and $34.1 million, or 16.4%, in the three fiscal quarters of 2017. These increases were driven by growth of 8.4% in same store sales in the third quarter of 2017 and a 9.2% increase in the three fiscal quarters of 2017. This compared to an increase of 12.9% in the third quarter of 2016, and 9.7% in the three fiscal quarters of 2016. An increase in the average number of domestic franchised stores open during the third quarter and three fiscal quarters of 2017 also contributed to the increase in revenues. Revenues further benefited from fees paid by franchisees for our digital ordering platform.

Supply Chain Revenues

	Third Quarter of 2017		Third Quarter of 2016		Three Fiscal Quarters of 2017		Three Fiscal Quarters of 2016
Domestic supply chain	$364.5	90.6%	$324.3	91.4%	$1,074.1	91.0%	$941.3	91.4%
International supply chain	37.6	9.4%	30.7	8.6%	106.7	9.0%	88.7	8.6%

Total supply chain	$402.1	100.0%	$355.0	100.0%	$1,180.8	100.0%	$1,030.0	100.0%

Domestic Supply Chain

Domestic supply chain revenues increased $40.2 million, or 12.4%, in the third quarter of 2017, and $132.8 million, or 14.1%, in the three fiscal quarters of 2017. These increases were primarily attributable to higher volumes from increased order counts at the store level as well as store count growth. The cheese block price per pound averaged $1.65 in the third quarter of 2017 as compared to $1.66 in the third quarter of 2016. The cheese block price per pound averaged $1.61 in the three fiscal quarters of 2017 as compared to $1.51 in the three fiscal quarters of 2016. Our market basket pricing increased slightly during the third quarter and three fiscal quarters of 2017. We estimate that the higher market basket pricing resulted in an increase in domestic supply chain revenues of approximately $4.4 million in the third quarter of 2017 and $9.4 million during the three fiscal quarters of 2017.

International Supply Chain

Revenues from international supply chain operations increased $6.9 million, or 22.7%, in the third quarter of 2017, and $18.0 million, or 20.4%, in the three fiscal quarters of 2017. The increases resulted primarily from higher volumes from increased order counts at the store level. The positive impact of foreign currency exchange rates of $0.8 million in the third quarter of 2017 and $0.6 million in the three fiscal quarters of 2017 also contributed to the increases.

International Franchise Revenues

Revenues from international franchise operations increased $8.4 million, or 20.8%, in the third quarter of 2017, and $14.7 million, or 12.3%, in the three fiscal quarters of 2017. These increases were due to higher same store sales and an increase in the average number of international stores open during each period. The increase in the three fiscal quarters of 2017 was offset in part by the negative impact of changes in foreign currency exchange rates of approximately $2.9 million. Excluding the impact of foreign currency exchange rates, same store sales increased 5.1% in the third quarter of 2017, and 4.0% in the three fiscal quarters of 2017. This compared to an increase of 6.6% in the third quarter of 2016, and 7.2% in the three fiscal quarters of 2016.

Cost of Sales / Operating Margin

	Third Quarter of 2017		Third Quarter of 2016		Three Fiscal Quarters of 2017		Three Fiscal Quarters of 2016
Consolidated revenues	$643.6	100.0%	$566.7	100.0%	$1,896.5	100.0%	$1,653.2	100.0%
Consolidated cost of sales	445.2	69.2%	392.8	69.3%	1,311.3	69.2%	1,140.2	69.0%

Consolidated operating margin	$198.5	30.8%	$173.9	30.7%	$585.1	30.8%	$513.0	31.0%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

Consolidated operating margin (which we define as revenues less cost of sales) increased $24.6 million, or 14.1%, in the third quarter of 2017, and $72.1 million, or 14.1%, in the three fiscal quarters of 2017. Higher domestic and international franchise revenues as well as higher supply chain volumes contributed to the increased operating margin in the third quarter of 2017 and the three fiscal quarters of 2017. Franchise revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the consolidated operating margin increased 0.1 percentage point in the third quarter of 2017 and decreased 0.2 percentage points in the three fiscal quarters of 2017. Company-owned store operating margins decreased 0.4 percentage points in the third quarter of 2017 and decreased 1.8 percentage points in the three fiscal quarters of 2017. Supply chain operating margins decreased 0.2 percentage points in the third quarter of 2017 and increased 0.2 percentage points in the three fiscal quarters of 2017. These changes in margin are more fully discussed below.

Domestic Company-Owned Stores Operating Margin

	Third Quarter of 2017		Third Quarter of 2016		Three Fiscal Quarters of 2017		Three Fiscal Quarters of 2016
Revenues	$112.9	100.0%	$101.0	100.0%	$338.9	100.0%	$295.2	100.0%
Cost of sales	86.8	76.9%	77.2	76.5%	263.0	77.6%	223.8	75.8%

Store operating margin	$26.1	23.1%	$23.7	23.5%	$75.8	22.4%	$71.5	24.2%

The domestic Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) increased $2.4 million, or 9.9%, in the third quarter of 2017. The operating margin increased $4.3 million, or 6.1%, in the three fiscal quarters of 2017. Higher same store sales and lower transaction-related expenses positively contributed to operating margin in the third quarter of 2017, partially offset by increased labor costs. Higher same store sales positively contributed to operating margin in the three fiscal quarters of 2017, but was partially offset by increased labor costs and incremental insurance expense. These costs are discussed in more detail below.

As a percentage of store revenues, the store operating margin decreased 0.4 percentage points in the third quarter of 2017, and 1.8 percentage points in the three fiscal quarters of 2017, as discussed in more detail below.

Management has historically included costs to support digital ordering as part of labor and related costs. Costs to support digital ordering are now included within transaction-related expenses and the prior year costs have been reclassified to conform to current year presentation.

•	Food costs decreased 0.2 percentage points to 26.7% in the third quarter of 2017 and increased 0.2 percentage points to 26.8% in the three fiscal quarters of 2017.

•	Labor costs increased 1.3 percentage points to 30.0% in the third quarter of 2017, and 0.7 percentage points to 29.7% in the three fiscal quarters of 2017. These increases were due primarily to an increase in labor rates in certain markets. The leveraging of higher same store sales partially offset these increases.

•	Insurance costs were flat at 2.7% in the third quarter of 2017, but increased 0.4 percentage points to 3.5% in the three fiscal quarters of 2017. The increase in the three fiscal quarters of 2017 resulted from incremental insurance expense related to updated independent actuarial estimates for our casualty insurance program.

•	Transaction-related expenses decreased 0.9 percentage points to 2.8% in the third quarter of 2017, and increased 0.2 percentage points to 3.3% in the three fiscal quarters of 2017. These changes were primarily attributable to fluctuations in credit card-related expenses in certain markets in which we operate.

•	Occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.2 percentage points to 8.3% in the third quarter of 2017, and 0.3 percentage points to 7.8% in the three fiscal quarters of 2017. These decreases were driven primarily by the leveraging of higher same store sales.

Supply Chain Operating Margin

	Third Quarter of 2017		Third Quarter of 2016		Three Fiscal Quarters of 2017		Three Fiscal Quarters of 2016
Revenues	$402.1	100.0%	$355.0	100.0%	$1,180.8	100.0%	$1,030.0	100.0%
Cost of sales	358.4	89.1%	315.6	88.9%	1,048.3	88.8%	916.5	89.0%

Supply chain operating margin	$43.8	10.9%	$39.4	11.1%	$132.5	11.2%	$113.5	11.0%

The supply chain operating margin increased $4.4 million, or 10.9%, in the third quarter of 2017, and $19.0 million, or 16.7%, in the three fiscal quarters of 2017. These increases were driven by higher volumes from increased store orders.

As a percentage of supply chain revenues, the supply chain operating margin decreased 0.2 percentage points in the third quarter of 2017 and increased 0.2 percentage points in the three fiscal quarters of 2017. The operating margin benefited from lower food costs in the third quarter of 2017 and the three fiscal quarters of 2017. However, these increases in margin were more than offset in the third quarter of 2017 and offset in part in the three fiscal quarters of 2017 by increased labor and delivery costs.

General and Administrative Expenses

General and administrative expenses increased $8.4 million, or 11.5%, in the third quarter of 2017, and $29.6 million, or 14.1%, in the three fiscal quarters of 2017. These increases were primarily driven by continued investments in technological initiatives (primarily in e-commerce and information technology) as well as investments in other strategic areas. Higher Company-owned store national advertising contributions resulting from higher same store sales also contributed to the increases. These increases were partially offset in the third quarter of 2017 by lower performance-based compensation expenses.

Interest Expense

Interest expense increased $7.9 million to $33.1 million in the third quarter of 2017, and $6.9 million to $83.4 million in the three fiscal quarters of 2017. These increases were driven by approximately $5.8 million of expenses incurred in the third quarter of 2017 related to the $1.9 billion recapitalization transaction completed on July 24, 2017 (“2017 Recapitalization”). These expenses include a $5.5 million write-off of debt issuance costs and $0.2 million of interest expense that was incurred on the 2012 debt subsequent to the closing of the 2017 Recapitalization but prior to the repayment of the 2012 debt. Interest expense also increased due to a higher average debt balance, offset in part by a lower average interest rate. The Company’s weighted average borrowing rate decreased to 4.1% in the third quarter of 2017, from 4.6% in the third quarter of 2016, and decreased to 4.4% in the three fiscal quarters of 2017, from 4.6% in the three fiscal quarters of 2016. The decreases in the Company’s weighted average borrowing rate resulted from the lower interest rates on the new debt issued as part of the 2017 Recapitalization.

Provision for Income Taxes

Provision for income taxes decreased $0.4 million to $28.2 million in the third quarter of 2017, and $6.4 million to $79.0 million in the three fiscal quarters of 2017. Although pre-tax income increased for both the third quarter and three fiscal quarters of 2017, the effective tax rate decreased, primarily as a result of the Company’s adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires tax benefits on equity-based compensation to be recorded as a reduction to the income tax provision. The adoption of this standard benefitted the provision for income taxes by $3.5 million in the third quarter of 2017 and $20.4 million in the three fiscal quarters of 2017. The effective tax rate decreased to 33.3% during the third quarter of 2017 as compared to 37.7% in the third quarter of 2016, and decreased to 30.0% during the three fiscal quarters of 2017 as compared to 37.6% in the three fiscal quarters of 2016.

Liquidity and Capital Resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 35 to 45 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of September 10, 2017, we had working capital of $2.1 million, excluding restricted cash and cash equivalents of $192.0 million and including total unrestricted cash and cash equivalents of $61.4 million.

As of September 10, 2017, we had approximately $116.8 million of restricted cash held for future principal and interest payments, $43.1 million of cash held as collateral for outstanding letters of credit, and $32.1 million of restricted cash held in a three-month interest reserve as required by the related debt agreements for a total of $192.0 million of restricted cash and cash equivalents.

On July 24, 2017, the Company completed the 2017 Recapitalization in which certain of the Company’s subsidiaries issued new notes pursuant to an asset-backed securitization. The new notes consist of $300.0 million Series 2017-1 Floating Rate Senior Secured Notes, Class A-2-I with an anticipated term of five years (the “Floating Rate Notes”), $600.0 million Series 2017-1 3.082% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of five years (the “Five-year Fixed Rate Notes”), and $1.0 billion Series 2017-1 4.118% Fixed Rate Senior Secured Notes, Class A-2-III with an anticipated term of 10 years (the “Ten-year Fixed Rate Notes” and, collectively with the Floating Rate Notes and the Five-year Fixed Rate Notes, the “2017 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The interest rate on the Floating Rate Notes is payable at a rate equal to LIBOR plus 125 basis points. The 2017 Notes have scheduled principal payments of $4.8 million in 2017, $19.0 million in each of 2018 through 2021, $871.8 million in 2022, $10.0 million in each of 2023 through 2026, and $907.5 million in 2027.

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

A portion of proceeds from the 2017 Recapitalization was used to repay the remaining $910.5 million in outstanding principal and interest under the Company’s 2012 fixed rate notes, pre-fund a portion of the principal and interest payable on the 2017 Notes and pay transaction fees and expenses. In connection with the repayment of the 2012 fixed rate notes, the Company expensed approximately $5.5 million for the remaining unamortized debt issuance costs associated with these notes. Additionally, in connection with the 2017 Recapitalization, the Company capitalized $16.8 million of debt issuance costs, which are being amortized into interest expense over the five and ten-year expected terms of the 2017 Notes.

On July 27, 2017, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.25 billion of the Company’s common stock. This repurchase program replaces the remaining availability of approximately $136.4 million under the Company’s previously approved $250.0 million share repurchase program that was authorized by the Board on May 25, 2016. On August 2, 2017, the Company entered into a $1.0 billion accelerated share repurchase agreement (the “ASR Agreement”) with a counterparty. Pursuant to the terms of the ASR Agreement, on August 3, 2017, as part of its new $1.25 billion share repurchase authorization, the Company used a portion of the proceeds from the 2017 Recapitalization to pay the counterparty $1.0 billion in cash and received 4,558,863 shares of the Company’s common stock. Final settlement of the ASR Agreement occurred on October 11, 2017. In connection with the ASR Agreement, the Company will receive and retire a total of 5,218,670 shares of its common stock at an average price of $191.62, including 4,558,863 shares of its common stock received and retired during the third quarter.

As of September 10, 2017, we had approximately $3.16 billion of long-term debt, of which $32.3 million was classified as a current liability. Our fixed and floating rate notes from the recapitalizations we completed in 2017 and 2015 have original scheduled principal payments of $8.0 million in the remainder of 2017, $32.0 million in each of 2018 and 2019, $509.5 million in 2020, $27.0 million in 2021, $879.8 million in 2022, $18.0 million in each of 2023 and 2024, $742.0 million in 2025, $10.0 million in 2026 and $907.5 million in 2027. As of September 10, 2017, we had $43.1 million of outstanding letters of credit and $131.9 million of available capacity under our $175.0 million variable funding note facility. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

In connection with the ASR Agreement discussed above, the Company received and retired 4,558,863 shares of its common stock under its Board of Directors-approved open market share repurchase program in the third quarter of 2017. During the three fiscal quarters of 2017, the Company repurchased and retired 4,639,223 shares of its common stock under its Board of Directors-approved open market share repurchase program for a total of approximately $1.0 billion. As discussed above, in connection with the ASR Agreement, the Company will receive and retire a total of 5,218,670 shares of its common stock at an average price of $191.62, including 4,558,863 shares of its common stock received and retired during the third quarter. As of September 10, 2017, the end of the third quarter, the Company had a total remaining authorized amount for share repurchases of approximately $250.0 million. We continue to maintain our flexibility to use ongoing excess cash flow generation and (subject to certain restrictions in the documents governing the variable funding notes) availability under the variable funding notes for, among other things, the repurchase of shares under the current authorized program, the payment of dividends and other corporate uses.

During the third quarter of 2017, the Company’s Board of Directors declared a $0.46 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2017 which was paid on September 29, 2017. The Company had approximately $20.4 million accrued for common stock dividends at September 10, 2017. Subsequent to the third quarter, on October 11, 2017, the Company’s Board of Directors declared a $0.46 per share quarterly dividend for shareholders of record as of December 15, 2017 to be paid on December 29, 2017.

During the third quarter and three fiscal quarters of 2017, we experienced increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international and domestic businesses grew store counts in the third quarter of 2017. These factors contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. We did not have any material commitments for capital expenditures as of September 10, 2017.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations, our current unrestricted cash and cash equivalents and amounts available under our variable funding note facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission (the “SEC”). There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the fixed and floating rate notes and to service, extend or refinance the variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

The following table illustrates the main components of our cash flows:

(In millions)	Three Fiscal Quarters of 2017	Three Fiscal Quarters of 2016
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$222.1	$162.6
Net cash provided by (used in) investing activities	(104.1)	22.1
Net cash used in financing activities	(99.9)	(287.8)
Exchange rate changes	0.3	(0.4)

Change in cash and cash equivalents	$18.5	$(103.5)

Operating Activities

Cash provided by operating activities was $222.1 million in the three fiscal quarters of 2017. This resulted from net income of $184.6 million generated during the period, which included $20.4 million of tax benefits from equity-based compensation and net positive non-cash amounts of $60.3 million. Changes in operating assets and liabilities negatively impacted cash provided by operating activities by $2.3 million.

Cash provided by operating activities was $162.6 million in the three fiscal quarters of 2016. This resulted from net income of $141.9 million generated during the period, which included net non-cash expenses of $3.6 million, and a $17.1 million increase in cash from changes in operating assets and liabilities, primarily related to the timing of payments.

Investing Activities

Cash used in investing activities was $104.1 million in the three fiscal quarters of 2017, which consisted primarily of an increase in restricted cash of $65.5 million and capital expenditures totaling $38.9 million (driven by increased investments in our technological initiatives, Company-owned stores and supply chain centers).

Cash provided by investing activities was $22.1 million in the three fiscal quarters of 2016, which consisted primarily of a decrease in restricted cash of $57.4 million. Capital expenditures totaling $38.3 million (driven by increased investments in our technological initiatives, Company-owned stores and supply chain centers) partially offset the cash provided by investing activities.

Financing Activities

Cash used in financing activities was $99.9 million in the three fiscal quarters of 2017. We issued $1.9 billion of debt in connection with our 2017 Recapitalization, which was offset by the purchases of common stock of $1.0 billion, repayments of long-term debt of $920.1 million (of which $910.3 million was an optional prepayment on our 2012 fixed rate notes using a portion of the proceeds received from the 2017 Recapitalization), funding dividend payments to our shareholders of $44.6 million, and cash paid for financing costs related to our 2017 Recapitalization of $16.8 million. We also made $9.4 million in tax payments for restricted stock upon vesting and received proceeds of $4.0 million from the exercise of stock options.

Cash used in financing activities was $287.8 million in the three fiscal quarters of 2016. We used $283.9 million to repurchase and retire shares of common stock, we made $28.0 million in payments on our variable funding note facility, and we made $49.6 million in payments on our long-term debt and capital lease obligations, which included a required catch-up amortization payment on the fixed rate notes from the recapitalization we completed in 2012 upon exceeding the 4.5x leverage covenant as defined in the related agreements. We also paid $37.5 million in dividends and equivalents to our shareholders, and made $5.6 million in tax payments for restricted stock upon vesting. The $41.5 million tax impact of equity-based compensation, $12.3 million proceeds from the exercise of stock options, and $63.0 million draw on our variable funding note facility partially offset these uses of cash in financing activities in the three fiscal quarters of 2016.

Forward-Looking Statements

This filing contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. These forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that could cause actual results to differ materially include: the level of our long-term and other indebtedness; uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand in the markets in which we compete; our ability to retain key personnel; new product, digital ordering and concept developments by us, and other food-industry competitors; the ongoing level of profitability of our franchisees; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in operating expenses resulting from changes in prices of food (particularly cheese), labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economies of the countries where we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in foreign currency exchange rates; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings; our ability and that of our franchisees to successfully operate in the current credit environment; changes in the level of consumer spending given the general economic conditions including interest rates, energy prices and consumer confidence; availability of borrowings under our variable funding notes and our letters of credit; and changes in accounting policies. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the SEC, including under the section headed “Risk Factors” in our 2016 Annual Report on Form 10-K, filed with the SEC on February 28, 2017 (“2016 Form 10-K”). These forward-looking statements speak only as of the date of this filing, and you should not rely on such statements as representing the views of the Company as of any subsequent date. Except as required by applicable securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company does not engage in speculative transactions nor does the Company hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we issued fixed and floating rate notes and, at September 10, 2017, we are exposed to interest rate risk on borrowings under our floating rate notes and variable funding notes. As of September 10, 2017, we had no outstanding borrowings under our variable funding notes and $131.9 million available for borrowing, which is net of letters of credit issued of $43.1 million. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Approximately 7.5% of our total revenues in the third quarter of 2017, 7.1% of our total revenues in the third quarter of 2016, 7.0% of our total revenues in the three fiscal quarters of 2017 and 7.2% of our total revenues in the three fiscal quarters of 2016 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $8.4 million in the three fiscal quarters of 2017.

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

During the quarterly period ended September 10, 2017, there were no changes in the Company’s internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

	Total Number of Shares Purchased (1)		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program (2)		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
Period #7 (June 19, 2017 to July 16, 2017)	1,163		$208.89		—		$136,419
Period #8 (July 17, 2017 to August 13, 2017)	4,561,523	(2)	199.30	(3)	4,558,863	(2)	250,000
Period #9 (August 14, 2017 to September 10, 2017)	1,544		184.46		—		250,000

Total	4,564,230		$197.11		4,558,863		$250,000

(1)	5,367 shares in the third quarter of 2017 were purchased as part of the Company’s employee stock purchase discount plan. During the third quarter, the shares were purchased at an average price of $197.11.
(2)	On August 2, 2017, the Company announced a new share repurchase program to repurchase up to $1.25 billion of the Company’s common stock. This share repurchase program replaced the remaining availability of approximately $136.4 million under the Company’s previously existing $250.0 million share repurchase program. On August 2, 2017, the Company entered into a $1.0 billion accelerated share repurchase agreement (the “ASR Agreement”) with a counterparty. Pursuant to the terms of the ASR Agreement, on August 3, 2017, the Company received and retired 4,558,863 shares of its common stock. Final settlement of the ASR Agreement occurred on October 11, 2017. In connection with the ASR Agreement, the Company will receive and retire a total of 5,218,670 shares of its common stock at an average price of $191.62, including 4,558,863 shares of its common stock received and retired during the third quarter.
(3)	The average price paid per share of $199.30 for Period #8 (July 17, 2017 to August 13, 2017) excludes the average price paid per share for shares purchased under the ASR Agreement. Because the total number of shares ultimately delivered was not determined until the end of the applicable purchase period in the fourth quarter of 2017, the average purchase price per share was not determinable until the end of such period.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Fourth Supplement dated as of July 24, 2017 to the Amended and Restated Base Indenture dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on July 25, 2017 (File No. 001-32242)).

4.2	Series 2017-1 Supplement dated as of July 24, 2017 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee, Series 2017-1 Securities Intermediary and Calculation Agent (Incorporated by reference to Exhibit 4.2 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on July 25, 2017 (File No. 001-32242)).

10.1	Amendment No. 2 dated as of July 24, 2017 to the Amended and Restated Management Agreement dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s SPV Guarantor LLC, Domino’s Pizza LLC, as manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on July 25, 2017 (File No. 001-32242)).

10.2	Purchase Agreement dated as of June 12, 2017 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, Domino’s Pizza, Inc. and Domino’s Inc., as parent companies, and Guggenheim Securities, LLC and Barclays Capital Inc., as initial purchasers (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on June 14, 2017 (File No. 001-32242)).

10.3	Class A-1 Note Purchase Agreement dated June 12, 2017 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Rabobank U.A., New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (Incorporated by reference to Exhibit 10.2 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on June 14, 2017 (File No. 001-32242)).

10.4	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated August 2, 2017 (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on August 2, 2017 (File No. 001-32242)).

31.1	Certification by J. Patrick Doyle pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Jeffrey D. Lawrence pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by J. Patrick Doyle pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Jeffrey D. Lawrence pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC.
(Registrant)

Date: October 12, 2017	/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)