Form 10-K
period 2017-12-31
DOMINOS PIZZA INC
filed 2018-02-20
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Domino’s Pizza, Inc. as of June 18, 2017 computed by reference to the closing price of Domino’s Pizza, Inc.’s common stock on the New York Stock Exchange on such date was $10,126,535,325.

As of February 13, 2018, Domino’s Pizza, Inc. had 43,018,242 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 24, 2018 are incorporated by reference into Part III.

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

Overview

Domino’s is the largest pizza company in the world based on global retail sales, with more than 14,800 locations in over 85 markets around the world. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Although we are a highly-recognized global brand, we focus on serving the local neighborhoods in which we live and do business through our large network of franchise owners and Company-owned stores. On average, we and our franchisees sell more than 2.5 million pizzas each day throughout our global system.

Our business model is straightforward: we handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technology innovations. Our dough is generally made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties and fees to our franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s® brand marks. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling food and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed Domino’s menu items to their family conveniently and economically.

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

Our History

We pioneered the pizza delivery business and built Domino’s Pizza into one of the most widely-recognized consumer brands in the world. We have been delivering quality, affordable food to our customers since 1960, when brothers Thomas and James Monaghan borrowed $900 to purchase a small pizza store in Ypsilanti, Michigan. Thomas purchased his brother’s share of the business shortly thereafter. Concentrating first on building stores near college campuses and military bases in the 1960s and 1970s, the brand grew quickly in the 1980s in urban markets and near residential communities. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. The first international stores opened in 1983, in Canada and Australia.

Monaghan sold 93% of his economic stake in the Company in 1998 to Bain Capital, LLC, then sold and transferred his remaining stake in the Company in 2004, when we completed our initial public offering.

Since 1998, the Company has been structured with a leveraged balance sheet and has completed a number of recapitalization events. The Company’s most recent recapitalization transaction in 2017 (the “2017 Recapitalization”) primarily consisted of the issuance of $1.9 billion of fixed and floating rate notes and the repurchase and retirement of $910.2 million of previously outstanding fixed rate notes. Following the 2017 Recapitalization, and including debt from its previous recapitalization in 2015 (the “2015 Recapitalization”), the Company had $3.15 billion in total debt. Excess proceeds from both our 2015 and 2017 Recapitalizations were primarily used to repurchase shares of our common stock.

We re-launched our brand in the U.S. in late 2009 by introducing a new recipe for our core pizza product. Since 2008, the majority of our menu has changed, either through the improvement of existing products or the introduction of new products, such as our Handmade Pan Pizza and Specialty Chicken. During this time frame, we also began expanding our focus on technology through our development of innovative ordering platforms and other technological advancements, such as the launch of our Piece of the Pie Rewards® loyalty program in 2015. Globally, we opened our 10,000th store in 2012 and our 14,000th store in 2017. In 2013, we announced a plan requiring all stores to adopt our new carry-out friendly “Pizza Theater” store design, which is more inviting to customers and allows them to see their orders being made fresh in front of them. The majority of our domestic and international stores have completed these remodels as of the end of 2017.

Our Industry

The U.S. QSR pizza category is large and fragmented. From 2007 through 2017, the U.S. QSR pizza category has grown from $32.9 billion to $36.0 billion. It is the second-largest category within the $290.2 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carryout.

In the U.S., we compete primarily in the delivery and carryout segments of the pizza industry. We are the market share leader in the delivery segment and we are amongst the top three chains in share in the carryout segment. Delivery segment sales of $9.8 billion in 2017 (down from $10.9 billion in 2007) account for approximately 27% of total U.S. QSR pizza. The delivery segment declined during the period from 2007 to 2012, and has increased slightly since 2012, from $9.7 billion in 2012 to $9.8 billion in 2017. The three industry leaders, including Domino’s, account for over 56% of U.S. pizza delivery, based on reported consumer spending, with the remaining sales going to regional chains and independent establishments. From 2007 to 2017, the carryout segment grew from $13.5 billion to $16.7 billion. The four industry leaders, including Domino’s, account for approximately 48% of the carryout segment.

In contrast to the U.S., international pizza delivery is relatively underdeveloped, with only Domino’s and two other competitors having a significant global presence. We believe that demand for pizza and pizza delivery is large and growing throughout the world, driven by international consumers’ increasing emphasis on convenience, and the proven success of our 35 years of conducting business abroad.

Our Competition

The global pizza delivery and carryout segments are highly competitive. In the U.S., we compete against regional and local companies as well as national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza®. Internationally, we compete primarily with Pizza Hut®, Papa John’s® and country-specific national and local pizzerias. We generally compete on the basis of product quality, location, image, service, technology, convenience and price. Our business and those of our competitors can be affected by changes in consumer tastes, economic conditions, demographic trends and consumers’ disposable income. We also compete on a broader scale with other food and food delivery companies. We compete not only for customers, but also for employees, suitable real estate sites and qualified franchisees.

Our Customers

The Company’s business is not dependent upon a single retail customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2017, 2016 or 2015. Our largest franchisee based on store count, Domino’s Pizza Enterprises (DMP: ASX), operates 2,170 stores in seven international markets, and accounts for 15% of our total store count. Revenues from this master franchisee accounted for 1.5% of our consolidated revenues in 2017. Our international business unit only requires a minimal amount of general and administrative expenses to support its markets, and does not have costs of sales. Therefore, the vast majority of these royalty revenues result in profits to us.

Our Menu

We offer a menu designed to present an attractive, quality offering to customers, while keeping it simple enough to minimize order errors and expedite order-taking and food preparation. Our basic menu features pizza products with varying sizes and crust types. Our typical store also offers oven-baked sandwiches, pasta, boneless chicken and wings, bread side items, desserts and soft drink products. International markets vary toppings by country and culture, such as squid topping in Japan or spicy cheese in India, and often feature regional specialty items, such as a banana and cinnamon dessert pizza in Brazil.

Store Image and Operations

We have been focused primarily on pizza delivery for over 55 years, as well as carryout as a significant component of our business. In 2012, we introduced our carryout-friendly Pizza Theater store design; the majority of our domestic and international stores have converted to this design as of the end of 2017. Many stores offer casual seating and enable customers to watch the preparation of their orders, but do not offer a full-service dine-in experience. As a result, our stores generally do not require expensive restaurant facilities and staffing.

Research and Development

We conduct research and product development at our World Resource Center (our corporate headquarters) in Ann Arbor, Michigan. Company-sponsored research and development activities, which include testing new products for possible menu additions, are an important activity for us and our franchisees. We do not consider the amounts spent on research and development to be material.

Our Business Segments

We operate, and report, three business segments: domestic stores, international franchise and supply chain.

Domestic Stores

Our domestic stores segment consists primarily of our franchise operations, which consist of 5,195 franchised stores located in the contiguous United States. We also operate a network of 392 domestic Company-owned stores located in the contiguous United States.

During 2017, our domestic stores segment accounted for $842.2 million, or over 30% of our consolidated revenues. We use our Company-owned stores as test sites for new products and promotions as well as operational improvements. We also use them for training new store managers and operations team members, as well as developing prospective franchisees. While we are primarily a franchised business, we continuously evaluate our mix of domestic Company-owned and franchise stores.

We maintain a productive relationship with our independent franchise owners through regional franchise teams, distributing materials that help franchise stores comply with our standards and using franchise advisory groups that facilitate communications between us and our franchisees.

Domestic Franchise Profile

As of December 31, 2017, our network of 5,195 domestic franchise stores were owned and operated by 789 independent domestic franchisees. Our franchise formula enables franchisees to benefit from our brand name with a relatively low initial capital investment. As of December 31, 2017, the average domestic franchisee owned and operated seven stores and had been in our franchise system for over 18 years. At the same time, 14 of our domestic franchisees operated more than 50 stores (including our largest domestic franchisee who operated 187 stores) and 271 of our domestic franchisees each operated one store.

We apply rigorous standards to prospective domestic franchisees. We generally require them to manage a store for at least one year before being granted a franchise. This enables us to observe the operational and financial performance of a potential franchisee prior to entering into a long-term contract. Significantly all of our 789 independent domestic franchise owners started their careers with us as delivery drivers or in other in-store positions, which we believe offers advantages in terms of familiarity with our business and store operations. In addition, we generally restrict the ability of domestic franchisees to be involved in other businesses, which we believe helps focus our franchisees’ attention on operating their stores. We believe these characteristics and standards are largely unique within the franchise industry and have resulted in qualified and focused franchisees operating Domino’s stores.

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

Our domestic stores currently contribute 6% of their sales to fund national marketing and advertising campaigns (subject, in limited instances, to lower rates based on certain incentives and waivers). These funds are administered by Domino’s National Advertising Fund Inc. (“DNAF”), our not-for-profit advertising subsidiary. The funds are primarily used to purchase media for advertising, but also support market research, field communications, public relations, commercial production, talent payments and other activities to promote the brand. In addition to the national and market-level advertising contributions, domestic stores spend additional funds on local store marketing activities.

We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee’s failure to adhere to the Company’s franchise agreement, failure to make required payments, or failure to adhere to specified Company policies and standards.

International Franchise

Our international franchise segment is comprised of a network of franchised stores in more than 85 international markets. At December 31, 2017, we had 9,269 international franchise stores. During 2017, this segment accounted for $206.7 million, or over 7% of our consolidated revenues. The principal sources of revenues from those operations are royalty payments generated by retail sales from franchised stores.

Our international franchisees employ our basic standard operating model, and adapt it to satisfy the local eating habits and consumer preferences of various regions outside the United States. Currently, the vast majority of our international stores operate under master franchise agreements.

We believe Domino’s appeals to potential international franchisees because of our recognized brand name and technological leadership, the moderate capital expenditures required to open and operate our stores and our system’s favorable store economics. Our top five international markets in terms of store count are master franchise companies, which are publicly traded on stock exchanges in Australia (DMP:ASX), India (JUBLFOOD: NS), Mexico (ALSEA: MX), Turkey (DPEU: L) and the United Kingdom (DOM: L). The following table shows our store count as of December 31, 2017 in our top ten international markets, which accounted for approximately 66% of our international stores as of December 31, 2017.

Market	Number of stores
India	1,126
United Kingdom	1,042
Mexico	701
Australia	670
Turkey	508
Japan	503
Canada	472
South Korea	444
France	370
Netherlands	242

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

Master Franchise Agreements

Our master franchise agreements generally grant the franchisee exclusive rights to develop and sub-franchise stores and the right to operate supply chain centers in particular geographic areas. Agreements are generally for a term of ten to 20 years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time franchise fee as well as an additional franchise fee upon the opening of each new store. The master franchisee is also required to pay a continuing royalty fee as a percentage of sales, which varies among international markets, and averaged approximately 3.0% in 2017.

Supply Chain

Our supply chain segment operates 18 regional dough manufacturing and food supply chain centers in the U.S., one thin crust manufacturing center, one vegetable processing center and one center providing equipment and supplies to certain of our domestic and international stores. An additional regional dough manufacturing and food supply chain center is expected to open in fiscal 2018. We also operate five dough manufacturing and food supply chain centers in Canada. Our supply chain segment leases a fleet of more than 600 tractors and trailers. During 2017, our supply chain segment accounted for $1.74 billion, or nearly 63% of our consolidated revenues.

Our centers produce fresh dough and purchase, receive, store and deliver quality food and other complementary items to over 99% of our U.S. and Canadian franchised stores and all of our Company-owned stores. We regularly supply over 6,000 stores with various food and supplies. Our supply chain segment made approximately 699,000 full-service deliveries in 2017 or approximately two deliveries per store per week, and we produced over 525 million pounds of dough during 2017.

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

Third-Party Suppliers

Over half of our annual food spend is with suppliers where we have maintained a partnership of at least 20 years. Our supply partners are required to meet strict quality standards to ensure food safety. We review and evaluate these partners’ quality assurance programs through (among other actions) on-site visits, third-party audits and product evaluations to ensure compliance with our standards. We believe the length and quality of our relationships with third-party suppliers provides us with priority service and quality products at competitive prices.

Cheese is our largest food cost. The price we charge to our domestic franchisees for cheese is based on the Chicago Mercantile Exchange cheddar block price, plus a supply chain markup. As cheese prices fluctuate, our revenues and margin percentages in our supply chain segment also fluctuate; however, actual supply chain dollar margins remain unchanged. We currently purchase our domestic pizza cheese from a single supplier. Under the September 2017 agreement, our domestic supplier agreed to provide an uninterrupted supply of cheese and the Company agreed to a seven-year pricing schedule to purchase all of its domestic pizza cheese from this supplier. While we expect to meet the terms of this agreement, if we do not, we will be required to repay the certain negotiated cost savings as outlined in the agreement. The majority of our meat toppings in the U.S. come from a single supplier under an extension of a previous agreement. We are currently in negotiations for a longer-term contract that would extend through June 2022. We have the right to terminate these arrangements for quality failures and for uncured breaches.

We are party to a multi-year agreement with Coca-Cola® for the contiguous United States. This contract, renegotiated in December 2013, provides for Coca-Cola to continue to be our exclusive beverage supplier and expires on December 31, 2018 or at such time as a minimum number of cases of Coca-Cola products are purchased by us, whichever occurs later.

We believe alternative third-party suppliers are available for all of these referenced products. While we may incur additional costs if we are required to replace any of our supply partners, we do not believe such additional costs would have a material adverse effect on our business. We continually evaluate each supply category to determine the optimal sourcing strategy.

We have not experienced any significant shortages of supplies or delays in receiving our inventories or products. Prices charged to us by our supply partners are subject to fluctuation, and we have historically been able to pass increased costs and savings on to stores. We periodically enter into supplier contracts to manage the risk from changes in commodity prices. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

Our Strengths

Strong Brand Equity

We are the largest pizza company in the world based on global retail sales. We believe our Domino’s Pizza brand is one of the most widely-recognized consumer brands in the world. We are the recognized world leader in pizza delivery and have a significant business in carryout. We believe consumers associate our brand with the timely delivery of quality, affordable food.

Over the past five years, our U.S. franchise and Company-owned stores have invested an estimated $1.8 billion in national, co-operative and local advertising. Our international franchisees also invest significant amounts in advertising efforts in their markets. We continue to reinforce our brand with extensive advertising through various media channels. We have also enhanced the strength of our brand through marketing affiliations with brands such as Coca-Cola.

We are the number one pizza delivery company in the United States with a 29.0% share of pizza delivery based on reported consumer spending. With 5,587 stores located in the contiguous United States, our store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and marketing investments. We believe our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery. Outside the U.S., we have significant market share positions in many of the markets in which we compete.

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

Our menu simplifies and streamlines production and delivery processes and maximizes economies of scale on purchases of our principal food items. In addition, our stores are generally smaller and less expensive to build, furnish and maintain as compared to many other restaurant concepts. New stores built in our Pizza Theater design may be slightly larger than stores we have built in the past to create a better experience for our carryout and dine-in customers; however, they are still generally smaller and less expensive than many other restaurant concepts. The combination of this efficient store model and strong sales volume has resulted in strong store-level financial returns and, we believe, makes Domino’s Pizza an attractive business opportunity for existing and prospective franchisees around the world.

We believe our store economics have led to a strong, well-diversified franchise system. This established franchise system has produced strong cash flow and earnings for us, enabling us to invest in the Domino’s Pizza brand, stores, technology and supply chain centers, pay significant dividends, repurchase and retire shares of our common stock and service our debt obligations.

Technological Innovation

Technological innovation is vital to our brand and our long-term success. Digital ordering is critical to competing in the global pizza industry. In 2017, more than half of all global retail sales were derived from digital channels, primarily through our online ordering website and mobile applications. We believe we are among the largest e-commerce retailers in terms of annual transactions. After launching digital ordering domestically in 2008, we made the strategic decision in 2010 to develop our own online ordering platform and to manage this important and growing area of our business internally. Over the next five years, we launched mobile applications that cover 95% of the smartphones and tablets on the U.S. market. In 2013, we launched an enhanced online ordering profiles platform, allowing customers the ability to reorder their favorite order in as few as five clicks, or 30 seconds. In 2014, we introduced “Dom,” a voice ordering application, which we believe is the first in the restaurant industry, and we also made the Domino’s Tracker® available on our ordering platforms. In 2015, we introduced several innovative ordering platforms including Samsung Smart TV®, Twitter, and text message using a pizza emoji. We continued this trend of innovation in 2016 with the introduction of zero-click ordering as well as adding Google Home, Facebook Messenger, Apple Watch, and Amazon Echo to our ordering platforms. In 2017, as part of an industry-first collaboration with Ford Motor Company, Domino’s began a meaningful test of delivery using self-driving vehicles.

During 2015, the Company also launched its Piece of the Pie Rewards loyalty program, which is meant to reward customers with a program that is simple to understand and easy to use. Upon signing up for the program, customers become rewards members and can earn points for online orders. When rewards members reach a certain amount of points, they can redeem their points for free pizza. Rewards members may also receive exclusive members-only discounts and bonus offers. We may also occasionally provide additional opportunities for participating customers to benefit under the Piece of the Pie Rewards program.

All of this improved functionality has been developed to work seamlessly with our Domino’s PULSE™ point-of-sale system. Our Domino’s PULSE system is designed to drive operating efficiencies for our franchisees and our corporate management and assist franchisees in independently managing their business. We have installed Domino’s PULSE in every Company-owned store in the U.S., in more than 99% of our domestic franchised stores and in over 71% of our international stores.

We believe utilizing Domino’s PULSE with our integrated technology solutions throughout our system, provides us with competitive advantages over other concepts. We intend to continue to enhance and grow our online ordering, digital marketing and technological capabilities.

Product Innovation

In late 2009, we reintroduced our core pizza in the U.S. with a new recipe, which we believe has contributed to continued growth in customer reorder rate, consumer traffic and increased sales. This recipe is now in use in the vast majority of markets around the world. Our more than 55 years of innovation have resulted in numerous new product developments, including our more recent innovations of Handmade Pan Pizza, Specialty Chicken, Parmesan Bread Bites, Stuffed Cheesy Bread, Marbled Cookie Brownie and Bread Twists, among others. Product innovation is also present in our global markets, where our master franchisees have the ability to recommend products to suit their local market tastes. Products include the Mayo Jaga in Japan (bacon, potatoes and sweet mayonnaise) and the Saumoneta in France (light cream, potatoes, onions, smoked salmon and dill).

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

Our Ideals

We believe in: opportunity, hard work, inspired solutions, winning together, embracing community and uncommon honesty.

Opportunity abounds at Domino’s. You can start in an entry-level position and become a store owner – in fact, significantly all of our independent domestic franchise owners started their careers with us as delivery drivers or in other in-store positions. Thousands of other team members – supervisors, trainers, quality auditors, international business consultants, marketers and executives – also began their careers in the stores. Internal growth and providing opportunities for anyone willing to work hard is the foundation of our core beliefs.

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

Our national philanthropic partner is St. Jude Children’s Research Hospital®. St. Jude is internationally-recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national fundraising campaign called St. Jude Thanks and Giving®, the Domino’s system has contributed more than $47.0 million to St. Jude since our partnership began in 2004, including raising $8.9 million in 2017. In addition to raising funds, we have supported St. Jude through in-kind donations, including hosting hospital-wide pizza parties for patients and their families. Our system also helps St. Jude build awareness through the inclusion of the St. Jude logo on millions of our pizza boxes and through a link on our consumer website, as well as a St. Jude-themed Pizza Tracker during Thanks and Giving®.

We also support the Domino’s Pizza Partners Foundation (“the Partners Foundation”). Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Primarily funded by team member and franchise contributions, the foundation is a separate, not-for-profit organization that has disbursed more than $5.9 million over the past five years. The Partners Foundation is committed to meeting the needs of Domino’s team members facing crisis situations, such as fire, illness, natural disasters or other personal tragedies, including meaningful financial support for hurricane victims and their families in 2017.

Additional Disclosures

Employees

As of December 31, 2017, we had approximately 14,100 employees in our Company-owned stores, supply chain centers, World Resource Center and regional offices. None of our employees are represented by a labor union or covered by a collective bargaining agreement. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s system, including our employees, franchisees and the employees of franchisees, was more than 310,000 as of December 31, 2017.

Working Capital

Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., pages 32 through 36.

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

Trademarks

We have many registered trademarks and service marks and believe that the Domino’s mark and Domino’s Pizza names and logos, in particular, have significant value and are important to our business. Our policy is to pursue registration of our trademarks and to vigorously oppose the infringement of any of our trademarks. We license the use of our registered marks to franchisees through franchise agreements.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2017, there were no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in 2018.

Seasonal Operations

The Company’s business is not typically seasonal.

Backlog Orders

The Company has no backlog orders as of December 31, 2017.

Government Contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial Information about Business Segments and Geographic Areas

Financial information about international and United States markets and business segments is incorporated herein by reference to Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in Part II, Item 6., pages 22 through 23, Item 7. and 7A., pages 24 through 40 and Item 8., pages 41 through 74, respectively, of this Form 10-K.

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

We also compete on a broader scale with quick service and other international, national, regional and local restaurants. Competition from delivery aggregators and other food delivery services has also increased in recent years. The overall food service market and the quick service restaurant sector are intensely competitive with respect to food quality, price, service, image, convenience and concept, and are often affected by changes in:

•	consumer tastes;

•	international, national, regional or local economic conditions;

•	disposable purchasing power;

•	demographic trends; and

•	currency fluctuations related to international operations.

We compete within the food service market and the quick service restaurant sector not only for customers, but also for management and hourly employees, including drivers, suitable real estate sites and qualified franchisees. Our supply chain segment is also subject to competition from outside suppliers. While all domestic franchisees purchased food, equipment and supplies from us in 2017, domestic franchisees are not required to purchase food, equipment or supplies from us and they may choose to purchase from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our domestic supply chain centers, our financial condition, business and results of operations would be adversely affected.

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

We and our franchisees are currently planning to expand our domestic and international operations in many of the markets where we currently operate and in select new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we expand internationally, we or our franchisees may not experience the operating margins we expect, our results of operations may be negatively impacted and our common stock price may decline.

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

Food service businesses are affected by changes in consumer tastes, international, national, regional and local economic conditions, and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as healthier, our business and operating results would be harmed. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do. The preferences of customers also may change as a result of advances in technology or alternative delivery methods or channels. If we are not able to respond to these changes, or our competitors respond to these changes more effectively, our business and operating results could be adversely affected.

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

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. Cheese is a significant cost to us, representing approximately 20-25% of the market basket purchased by our Company-owned stores. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. Several states in which we operate have recently approved minimum wage increases. As minimum wage increases are implemented in these states or if such increases are approved and implemented in other states in which we operate, we expect our labor costs will increase. Labor costs and food costs, including cheese, represent approximately 50% to 60% of the sales at a typical Company-owned store.

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

We and our franchisees are dependent on frequent deliveries of food products that meet our specifications. In addition, we have single suppliers or a limited number of suppliers for certain of our ingredients, including pizza cheese. While we believe there are adequate reserve quantities and potential alternative suppliers, shortages or interruptions in the supply of food products caused by increased demand, capacity constraints, problems in production or distribution, financial or other difficulties of suppliers, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, could adversely affect our operating results.

Any prolonged disruption in the operations of any of our dough manufacturing and supply chain centers could harm our business.

We operate 18 regional dough manufacturing and supply chain centers, one thin crust manufacturing center and one vegetable processing center in the United States and five dough manufacturing and supply chain centers in Canada. An additional regional dough manufacturing and food supply chain center is expected to open in fiscal 2018.

Our domestic dough manufacturing and supply chain centers service all of our Company-owned and domestic franchise stores. As a result, any prolonged disruption in the operations of any of these facilities, whether due to technical or labor difficulties, destruction or damage to the facility, real estate issues, limited capacity or other reasons, could adversely affect our business and operating results.

Our success depends in part upon effective advertising, and lower advertising funds may reduce our ability to adequately market the Domino’s Pizza brand.

We have been routinely named a Leading National Advertiser by Advertising Age. Each Domino’s store located in the contiguous United States is obligated to pay a percentage of its sales in advertising fees. In fiscal 2017, each store in the contiguous United States generally was required to contribute 6% of their sales to DNAF (subject, in limited instances, to lower rates based on certain incentives and waivers), which uses such fees for national advertising in addition to contributions for local market-level advertising. We currently anticipate that this 6% contribution rate will remain in place for the foreseeable future. While additional funds for advertising in the past have been provided by us, our franchisees and other third parties, none of these additional funds are legally required. The lack of continued financial support for advertising activities could significantly curtail our marketing efforts, which may in turn materially and adversely affect our business and our operating results.

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

Our success in the highly competitive pizza delivery and carry-out business will continue to depend to a significant extent on our leadership team and other key management personnel. Although we have entered into employment agreements with Richard E. Allison Jr., and Russell J. Weiner, each of these executives may terminate his agreement on ninety days’ notice. Our other executive officers may terminate their employment pursuant to their employment agreements at any time. As a result, we may not be able to retain our executive officers and key personnel or attract additional qualified management. While we do not have long-term employment agreements with our executive officers, for all of our executive officers we have non-compete and non-solicitation agreements that extend for 24 months following the termination of such executive officer’s employment. Our success will also continue to depend on our ability to attract and retain qualified personnel to operate our stores, dough manufacturing and supply chain centers and international operations. The loss of these employees or our inability to recruit and retain qualified personnel could have a material adverse effect on our operating results.

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

We conduct a significant and growing portion of our business outside the United States. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither we nor our franchisees have control, may include:

•	recessionary or expansive trends in international markets;

•	changing labor conditions and difficulties in staffing and managing our foreign operations;

•	increases in the taxes we pay and other changes in applicable tax laws;

•	legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in inflation rates;

•	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

•	difficulty in collecting our royalties and longer payment cycles;

•	expropriation of private enterprises;

•	increases in anti-American sentiment and the identification of the Domino’s Pizza brand as an American brand;

•	political and economic instability and uncertainty around the world, including uncertainty arising as a result of the United Kingdom’s referendum in June 2016 in which voters approved an exit from the European Union, commonly referred to as “Brexit”; and

•	other external factors.

Fluctuations in the value of the U.S. dollar in relation to other currencies may lead to lower revenues and earnings.

Exchange rate fluctuations could have an adverse effect on our results of operations. Approximately 7.4% of our total revenues in 2017, 7.2% of our total revenues in 2016 and 7.4% of our total revenues in 2015 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. Sales made by franchise stores outside the United States are denominated in the currency of the country in which the store is located, and this currency could become less valuable in U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the United States or lower profitability to our franchisees outside the United States, or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in our international markets would have resulted in a negative impact on international royalty revenues of approximately $17.9 million in 2017.

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

As of December 31, 2017, we had 789 domestic franchisees operating 5,195 domestic stores. Fourteen of these franchisees each own and operate over 50 domestic stores, including our largest domestic franchisee who owns and operates 187 stores, and the average franchisee owns and operates seven stores.

Our international master franchisees are generally responsible for the development of significantly more stores than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. Our largest international master franchisee operates 2,170 stores in seven markets, which accounts for approximately 23% of our total international store count. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, or damage to our employee and business relationships, any of which could subject us to loss and harm our brand.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, suppliers or employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with customers, franchisees and employees and private data exposure. In addition to maintaining insurance coverage to address cyber incidents, we have also implemented processes, procedures and controls to help mitigate these risks. However, our cyber insurance coverage may not cover the costs of a cyber incident and these measures, as well as our increased awareness of the risk of a cyber incident, do not guarantee that our reputation and financial results will not be adversely affected by such an incident.

Because we and our franchisees accept electronic forms of payment from customers, our business requires the collection and retention of customer data, including sensitive data and other personally identifiable information in various information systems that we and our franchisees maintain and in those maintained by third parties with whom we and our franchisees contract to provide payment processing. We also maintain important internal Company data, such as personally identifiable information about our employees and franchisees and information relating to our operations. In addition, more than half of all global retail sales in 2017 were derived from digital channels, primarily through our online ordering website and mobile applications, where customers enter personally identifiable information that we retain. Our use and retention of personally identifiable information is regulated by foreign, federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws, regulations or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments or penalties. Laws and regulations governing cyber incidents could require us to notify customers, employees or other groups, result in adverse publicity, loss of sales and profits, increase fees payable to third parties and result in penalties or remediation and other costs that could adversely affect our business and results of operations. Any other material disruption or other adverse event affecting one or more of our digital ordering platforms could similarly result in a loss of sales and profits, which could adversely affect our business and results of operations.

We are subject to extensive government regulation and requirements issued by other groups and our failure to comply with existing or increased regulations could adversely affect our business and operating results.

We are subject to numerous federal, state, local and foreign laws and regulations, as well as requirements issued by other groups, including those relating to:

•	the preparation, sale and labeling of food;

•	building and zoning requirements;

•	environmental protection;

•	minimum wage, overtime and other labor requirements;

•	compliance with securities laws and New York Stock Exchange listed company rules;

•	compliance with the Americans with Disabilities Act of 1990, as amended;

•	working and safety conditions;

•	menu labeling and other nutritional requirements;

•	compliance with the Payment Card Industry Data Security Standards and similar requirements;

•	compliance with the Patient Protection and Affordable Care Act, and subsequent amendments (the “Affordable Care Act”);

•	compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules promulgated thereunder; and

•	regulations under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

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

The 2017 Tax Act was signed into law on December 22, 2017, significantly reforming the Internal Revenue Code of 1986, as amended. The 2017 Tax Act, among other things, includes changes to U.S. Federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. We continue to examine the impact the 2017 Tax Act may have on our business. The estimated impact of the 2017 Tax Act is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. We revalued our net deferred tax assets and liabilities at the newly enacted corporate tax rate in fiscal 2017. While the impact of this new legislation was not material to our 2017 financial statements, we expect to have a significantly lower effective tax rate in future periods.

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

We have retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities. We are generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability. We are generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities. Total insurance limits under these retention programs vary depending upon the period covered and range up to $110.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation. These insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future our insurance premiums may increase and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

We have a substantial amount of indebtedness. As of December 31, 2017, our consolidated total indebtedness was approximately $3.15 billion. We may also incur additional debt, which would not be prohibited under the terms of our current securitized debt agreements. Our substantial indebtedness could have important consequences to our business and our shareholders. For example, it could:

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

During the term following issuance, the outstanding senior notes will accrue interest in accordance with the terms of the debt agreements. Additionally, our senior notes have original scheduled principal payments of $32.0 million in each of 2018 and 2019, $509.5 million in 2020, $27.0 million in 2021, $879.8 million in 2022, $18.0 million in each of 2023 and 2024, $742.0 million in 2025, $10.0 million in 2026 and $907.5 million in 2027. In accordance with our debt agreements, the payment of principal on the outstanding senior notes shall be suspended if the leverage ratios for the Company are less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined, and no catch-up provisions are applicable.

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

We lease approximately 260,000 square feet for our World Resource Center located in Ann Arbor, Michigan under an operating lease with Domino’s Farms Office Park, L.L.C., an unrelated company. The lease, as amended, expires in December 2022 and has two five-year renewal options.

We own five supply chain center buildings. We also own two store buildings that we lease to domestic franchisees. All other domestic Company-owned stores are leased by us, typically under five-year leases with one or two five-year renewal options. All other domestic and international supply chain centers are leased by us, typically under leases ranging between five and 15 years with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

Item 3.	Legal Proceedings.

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include, without limitation, workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. These matters referenced above could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management’s opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

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

The listing of executive officers of the Company is set forth under Part III Item 10. Directors, Executive Officers and Corporate Governance on pages 76 through 78, which is incorporated herein by reference.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 13, 2018, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 43,018,242 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.”

The following table presents the high and low closing prices by quarter for Domino’s Pizza, Inc.’s common stock, as reported by the NYSE, and dividends declared per common share.

2017:	High	Low	Dividends Declared Per Share
First quarter (January 2, 2017 – March 26, 2017)	$189.81	$158.36	$0.46
Second quarter (March 27, 2017 – June 18, 2017)	218.15	173.75	0.46
Third quarter (June 19, 2017 – September 10, 2017)	218.88	178.38	0.46
Fourth quarter (September 11, 2017 – December 31, 2017)	209.44	168.71	0.46

2016:
First quarter (January 4, 2016 – March 27, 2016)	$134.39	$104.16	$0.38
Second quarter (March 28, 2016 – June 19, 2016)	140.01	118.56	0.38
Third quarter (June 20, 2016 – September 11, 2016)	151.00	122.08	0.38
Fourth quarter (September 12, 2016 – January 1, 2017)	172.26	149.66	0.38

Our Board of Directors declared a quarterly dividend of $0.55 per common share on February 14, 2018 payable on March 30, 2018 to shareholders of record at the close of business on March 15, 2018.

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

As of February 13, 2018, there were 1,499 registered holders of record of Domino’s Pizza, Inc.’s common stock.

As of December 31, 2017, we had a Board of Directors-approved share repurchase program for up to $1.25 billion of our common stock, of which $198.5 million remained available for future purchases of our common stock. Any future purchases of our common stock would be funded by current cash amounts, available borrowings or future excess cash flow. The following table summarizes our repurchase activity during the fourth quarter ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
Period #10 (September 11, 2017 to October 8, 2017)	—	$—	—	$250,000
Period #11 (October 9, 2017 to November 5, 2017) (2)	799,561	191.93	797,649	223,368
Period #12 (November 6, 2017 to December 3, 2017)	140,697	178.64	139,377	198,468
Period #13 (December 4, 2017 to December 31, 2017)	1,274	183.61	—	198,468

Total	941,532	$189.93	937,026	$198,468

(1)	4,506 shares were purchased as part of the Company’s employee stock purchase discount plan. During the fourth quarter, the shares were purchased at an average price of $190.97.
(2)	On July 27, 2017, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.25 billion of the Company’s common stock. This repurchase program replaced the previously existing $250.0 million share repurchase program. On August 2, 2017, the Company entered into a $1.0 billion accelerated share repurchase agreement (the “2017 ASR Agreement”) with a counterparty. In connection with the 2017 ASR Agreement, the Company received and retired a total of 5,218,670 shares of its common stock, including 4,558,863 shares received and retired during the third quarter and 659,807 shares received and retired at final settlement during the fourth quarter.

The average price paid per share of $191.93 for Period #11 (October 9, 2017 to November 5, 2017) includes the 659,807 shares received and retired at final settlement of the 2017 ASR Agreement. The average purchase price per share for the 5,218,670 shares the Company received and retired through the $1.0 billion ASR program was $191.62.

On February 14, 2017, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $750.0 million of the Company’s common stock. This repurchase program replaces the remaining availability of approximately $198.5 million under the Company’s previously approved $1.25 billion share repurchase program.

The following comparative stock performance line graph compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. (NYSE: DPZ) for the five-year period between December 31, 2012 and December 31, 2017, with cumulative total return on (i) the Total Return Index for the New York Stock Exchange (the “NYSE Composite Index”), (ii) the Standard & Poor’s 500 Index (the “S&P 500”) and (iii) the peer group, the Standard & Poor’s 400 Restaurant Index (the “S&P 400 Restaurant Index”). Management believes that the companies included in the S&P 400 Restaurant Index appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the NYSE Composite Index, the S&P 500 Index and the S&P 400 Restaurant Index on December 31, 2012.

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

	Fiscal year ended (5)
(dollars in millions, except per share data)	December 31, 2017 (3)	January 1, 2017	January 3, 2016 (4)	December 28, 2014	December 29, 2013
Income statement data:
Revenues:
Domestic Company-owned stores	$490.8	$439.0	$396.9	$348.5	$337.4
Domestic franchise	351.4	312.3	272.8	230.2	212.4

Domestic stores	842.2	751.3	669.7	578.7	549.8
Supply chain	1,739.0	1,544.3	1,383.2	1,262.5	1,118.9
International franchise	206.7	177.0	163.6	152.6	133.6

Total revenues	2,788.0	2,472.6	2,216.5	1,993.8	1,802.2
Cost of sales	1,922.0	1,704.9	1,533.4	1,399.1	1,253.2

Operating margin	866.0	767.7	683.1	594.8	549.0
General and administrative expense	344.8	313.6	277.7	249.4	235.2

Income from operations	521.2	454.0	405.4	345.4	313.8
Interest income	1.5	0.7	0.3	0.1	0.2
Interest expense	(122.5)	(110.1)	(99.5)	(86.9)	(88.9)

Income before provision for income taxes	400.2	344.7	306.2	258.6	225.1
Provision for income taxes	122.2	130.0	113.4	96.0	82.1

Net income	$277.9	$214.7	$192.8	$162.6	$143.0

Earnings per share:
Common stock – basic	$6.05	$4.41	$3.58	$2.96	$2.58
Common stock – diluted	5.83	4.30	3.47	2.86	2.48
Dividends declared per share	$1.84	$1.52	$1.24	$1.00	$0.80
Balance sheet data (at end of period):
Cash and cash equivalents	$35.8	$42.8	$133.4	$30.9	$14.4
Restricted cash and cash equivalents	191.8	126.5	180.9	121.0	125.5
Working capital (1)	(10.3)	(34.3)	45.7	41.8	(28.5)
Total assets	836.8	716.3	799.8	596.3	496.6
Total debt net of debt issuance cost	3,153.8	2,187.9	2,240.8	1,500.6	1,507.7
Total stockholders’ deficit	(2,735.4)	(1,883.1)	(1,800.3)	(1,219.5)	(1,290.2)

	Fiscal year ended (5)
(dollars in millions)	December 31, 2017 (3)	January 1, 2017	January 3, 2016 (4)	December 28, 2014	December 29, 2013
Other financial data:
Depreciation and amortization	$44.4	$38.1	$32.4	$35.8	$25.8
Capital expenditures	90.3	61.5	62.4	71.8	40.4
Same store sales growth (2):
Domestic Company-owned stores	8.7%	10.4%	12.2%	6.2%	3.9%
Domestic franchise stores	7.6%	10.5%	11.9%	7.7%	5.5%

Domestic stores	7.7%	10.5%	12.0%	7.5%	5.4%
International stores	3.4%	6.3%	7.8%	6.9%	6.2%
Store counts (at end of period):
Domestic Company-owned stores	392	392	384	377	390
Domestic franchise stores	5,195	4,979	4,816	4,690	4,596

Domestic stores	5,587	5,371	5,200	5,067	4,986
International stores	9,269	8,440	7,330	6,562	5,900

Total stores	14,856	13,811	12,530	11,629	10,886

(1)	The working capital amounts exclude restricted cash and cash equivalents amounts of $191.8 million in 2017, $126.5 million in 2016, $180.9 million in 2015, $121.0 million in 2014 and $125.5 million in 2013.
(2)	Same store sales growth is calculated including only sales from stores that also had sales in the comparable period of the prior year. International same store sales growth is calculated similarly to domestic same store sales growth. Changes in international same store sales are reported on a constant dollar basis which reflects changes in international local currency sales. The 53rd week in fiscal 2015 had no impact on reported same store sales growth amounts.
(3)	In connection with our 2017 Recapitalization, the Company issued $1.9 billion of fixed and floating rate notes. A portion of the proceeds from the 2017 Recapitalization was used to repay the remaining $910.2 million in outstanding principal under the 2012 fixed rate notes, pre-fund a portion of the principal and interest payable on the 2017 fixed and floating rate notes and pay transaction fees and expenses. The Company also used a portion of the proceeds from the 2017 Recapitalization to enter into a $1.0 billion accelerated share repurchase agreement to repurchase the Company’s common stock. Refer to Note 4 of the consolidated financial statements for additional detail related to the 2017 Recapitalization.
(4)	In connection with our 2015 Recapitalization, the Company issued $1.3 billion of fixed rate notes. A portion of the proceeds from the 2015 Recapitalization was used to make an optional prepayment of approximately $551.3 million in aggregate principal amount of its 2012 fixed rate notes, at par, pay scheduled principal catch-up amounts on its 2012 fixed rate notes, make an interest reserve deposit, pre-fund a portion of the principal and interest payable on the 2015 fixed rate notes and pay transaction fees and expenses. The Company also used a portion of the proceeds from the 2015 Recapitalization to enter into a $600.0 million accelerated share repurchase agreement to repurchase the Company’s common stock. Refer to Note 4 of the consolidated financial statements for additional detail related to the 2015 Recapitalization.
(5)	The 2015 fiscal year includes 53 weeks and the 2017, 2016, 2014 and 2013 fiscal years each include 52 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter. Every five or six years our fiscal year includes an extra (or 53rd) week in the fourth quarter. Fiscal 2017 and 2016 each consisted of 52 weeks, while fiscal 2015 consisted of 53 weeks.

Description of the Business

Domino’s is the largest pizza company in the world based on global retail sales, with more than 14,800 locations in over 85 markets around the world. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Although we are a highly-recognized global brand, we focus on serving the local neighborhoods in which we live and do business through our large network of franchise owners and Company-owned stores. On average, we and our franchisees sell more than 2.5 million pizzas each day throughout our global system.

Our business model is straightforward: we handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technology innovations. Our dough is generally made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties to our franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s brand marks. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling food and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed Domino’s menu items to their family conveniently and economically.

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

Fiscal 2017 Highlights

•	Global retail sales (which are total retail sales at Company-owned and franchised stores worldwide) increased 12.7% as compared to 2016.

•	Same store sales increased 7.7% in our domestic stores and increased 3.4% in our international stores.

•	Our revenues increased 12.8%.

•	Our income from operations increased 14.8%.

•	Our net income increased 29.5%.

During 2017, we continued our rapid global expansion with the opening of 1,045 net new stores. Our international franchise segment led the way with 829 net new store openings.

We continued our focus on growing online ordering and the digital customer experience as well as other technological advancements. In 2017, as part of an industry-first collaboration with Ford Motor Company, Domino’s began a meaningful test of delivery using self-driving vehicles. Our emphasis on technology innovation helped the Domino’s system generate more than half of global retail sales from digital channels in 2017. Overall, we believe our focus in 2017 on global growth and technology will continue to strengthen our brand in the future.

Fiscal 2016 Highlights

•	Global retail sales increased 9.8% as compared to 2015.

•	Same store sales increased 10.5% in our domestic stores and increased 6.3% in our international stores.

•	Our revenues increased 11.6%.

•	Our income from operations increased 12.0%.

•	Our net income increased 11.4%.

During 2016, we continued our rapid global expansion with the opening of 1,281 net new stores. Our international franchise segment led the way with a record 1,110 net new store openings.

We continued our focus on growing online ordering and the digital customer experience as we introduced new innovative ordering platforms including zero-click ordering, Google Home, Facebook Messenger, Apple Watch and Amazon Echo. Our emphasis on technology innovation helped the Domino’s system generate more than half of global retail sales from digital channels in 2016.

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

Revenue recognition. We earn revenues through our network of domestic Company-owned and franchised stores, dough manufacturing and supply chain centers and international operations. Retail sales from franchise stores are reported to the Company by its franchisees and are not included in Company revenues. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchised stores are recognized as revenues when the items are delivered to or carried out by customers. Retail sales are generally reported and related royalties paid to the Company based on a percentage of retail sales, as specified in the related standard franchise agreement (generally 5.5% of domestic franchise retail sales and, on average, 3.0% of international franchise retail sales). Revenues from Company-owned stores and royalty revenues and fees from franchised stores can fluctuate from time-to-time as a result of store count and sales level changes. This can occur when a Company-owned store is sold to a franchisee. If a Company-owned store that generated $1,000,000 in revenue in fiscal 2016 was sold to a franchisee in fiscal 2017, revenues from Company-owned stores would have declined by $1,000,000 in fiscal 2017, while franchise royalty revenues would have increased by only $55,000 in fiscal 2017, as we generally collect 5.5% of a domestic franchisee’s retail sales. Sales of food from our supply chain centers are recognized as revenues upon delivery of the food to franchisees, while sales of equipment and supplies are generally recognized as revenues upon shipment of the related products to franchisees.

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

We have not made any significant changes in the methodology used to project the future market cash flows of Company-owned stores during the years presented. Same store sales fluctuations and the rates at which operating costs will fluctuate in the future are key factors in evaluating recoverability of the related assets. If our same store sales significantly decline or if operating costs increase and we are unable to recover these costs, the carrying value of our Company-owned stores, by market, may be unrecoverable and we may be required to recognize an impairment charge. The Company did not record any impairment charges during fiscal 2017, fiscal 2016 or fiscal 2015.

A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment, specifically, in our Company-owned stores division. We evaluate goodwill annually for impairment by comparing the fair value of the reporting unit (which is primarily determined using the present value of future cash flows) to its carrying value. If the carrying value of the reporting unit exceeds the fair value, goodwill would be impaired. We have not made any significant changes in the methodology used to evaluate goodwill impairment during the years presented. At December 31, 2017, the fair value of our business operations with associated goodwill exceeded their recorded carrying value, including the related goodwill. If cash flows generated by our Company-owned stores were to decline significantly in the future or there were negative revisions to the market multiple assumption, we may be required to recognize a goodwill impairment charge. However, based on the latest impairment analysis, we do not believe it is reasonably likely that there could be changes in assumptions that would trigger impairment.

Insurance and legal matters. We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Legal judgments can be volatile and difficult to predict. Accordingly, if our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods. We had accruals for legal matters of approximately $1.7 million at December 31, 2017 and $2.7 million at January 1, 2017.

For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned auto liability under insurance policies requiring payment of a deductible for each occurrence up to between $500,000 and $3.0 million, depending on the policy year and line of coverage. The related insurance reserves are based on undiscounted independent actuarial estimates, which are based on historical information along with assumptions about future events. Specifically, various methods, including analyses of historical trends and actuarial valuation methods, are utilized to estimate the cost to settle reported claims and claims incurred but not yet reported. The actuarial valuation methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. When estimating these liabilities, several factors are considered, including the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.

Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our self-insurance liability at December 31, 2017 would have affected our income before provision for income taxes by approximately $5.1 million for fiscal 2017. We had accruals for insurance matters of approximately $51.4 million at December 31, 2017 and $43.9 million at January 1, 2017.

Share-based payments. We recognize compensation expense related to our share-based compensation arrangements over the requisite service period based on the grant date fair value of the awards. The grant date fair value of each restricted stock and performance-based restricted stock award is equal to the market price of our stock on the date of grant. The grant date fair value of each stock option award is estimated using a Black-Scholes option pricing model. The pricing model requires assumptions, including the expected life of the stock option, the risk-free interest rate, the expected dividend yield and expected volatility of our stock over the expected life, which significantly impact the assumed fair value. We account for forfeitures as they occur. Additionally, our stock option, restricted stock and performance-based restricted stock arrangements provide for accelerated vesting and the ability to exercise during the remainder of the ten-year stock option life upon the retirement of individuals holding the awards who have achieved specified service and age requirements.

Management believes that the methods and various assumptions used to determine compensation expense related to these arrangements are reasonable, but if the assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years.

Income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We measure deferred tax assets and liabilities using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes, related reserves and deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax assets will be realized. The Company did not have any valuation allowances recorded for deferred tax assets as of December 31, 2017 and had valuation allowances recorded for deferred tax assets of approximately $0.1 million as of January 1, 2017. Our accounting for deferred tax assets represents our best estimate of future events. Our net deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operations.

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

Same Store Sales Growth

	2017	2016	2015
Domestic Company-owned stores	8.7%	10.4%	12.2%
Domestic franchise stores	7.6%	10.5%	11.9%

Domestic stores	7.7%	10.5%	12.0%
International stores (excluding foreign currency impact)	3.4%	6.3%	7.8%

Store Growth Activity

	Domestic Company-owned Stores	Domestic Franchise	Total Domestic Stores	International Stores	Total
Store count at December 28, 2014	377	4,690	5,067	6,562	11,629
Openings	12	148	160	867	1,027
Closings	(1)	(26)	(27)	(99)	(126)
Transfers	(4)	4	—	—	—

Store count at January 3, 2016	384	4,816	5,200	7,330	12,530
Openings	8	186	194	1,178	1,372
Closings	(1)	(22)	(23)	(68)	(91)
Transfers	1	(1)	—	—	—

Store count at January 1, 2017	392	4,979	5,371	8,440	13,811
Openings	16	213	229	891	1,120
Closings	—	(13)	(13)	(62)	(75)
Transfers	(16)	16	—	—	—

Store count at December 31, 2017	392	5,195	5,587	9,269	14,856

Income Statement Data

(dollars in millions)	2017		2016		2015
Domestic Company-owned stores	$490.8		$439.0		$396.9
Domestic franchise	351.4		312.3		272.8
Supply chain	1,739.0		1,544.3		1,383.2
International franchise	206.7		177.0		163.6

Total revenues	2,788.0	100.0%	2,472.6	100.0%	2,216.5	100.0%
Domestic Company-owned stores	377.7		331.9		299.3
Supply chain	1,544.3		1,373.1		1,234.1

Cost of sales	1,922.0	68.9%	1,704.9	69.0%	1,533.4	69.2%
Operating margin	866.0	31.1%	767.7	31.0%	683.1	30.8%
General and administrative	344.8	12.4%	313.6	12.7%	277.7	12.5%

Income from operations	521.2	18.7%	454.0	18.3%	405.4	18.3%
Interest expense, net	(121.1)	(4.3)%	(109.4)	(4.4)%	(99.2)	(4.5)%

Income before provision for income taxes	400.2	14.4%	344.7	13.9%	306.2	13.8%
Provision for income taxes	122.2	4.4%	130.0	5.2%	113.4	5.1%

Net income	$277.9	10.0%	$214.7	8.7%	$192.8	8.7%

2017 compared to 2016

(tabular amounts in millions, except percentages)

Revenues. Revenues primarily consist of retail sales from our Company-owned stores, royalties and fees from our domestic and international franchised stores and sales of food, equipment and supplies from our supply chain centers to all of our domestic franchised stores and certain international franchised stores. Company-owned store and franchised store revenues may vary from period to period due to changes in store count mix. Supply chain revenues may vary significantly as a result of fluctuations in commodity prices as well as the mix of products we sell.

Consolidated revenues increased $315.4 million or 12.8% in 2017. The increase was due primarily to higher supply chain food volumes as well as higher Company-owned store, domestic franchise and international franchise revenues resulting from same store sales and store count growth. These changes in revenues are more fully described below.

Domestic stores. Revenues from domestic stores are primarily comprised of retail sales from domestic Company-owned store operations as well as royalties from retail sales and other fees from domestic franchised stores, as summarized in the following table.

	2017		2016
Domestic Company-owned stores	$490.8	58.3%	$439.0	58.4%
Domestic franchise	351.4	41.7%	312.3	41.6%

Total domestic stores revenues	$842.2	100.0%	$751.3	100.0%

Higher domestic Company-owned same store sales, royalty revenues earned on higher franchise same store sales and an increase in the average number of stores open drove an increase in overall domestic store revenues of $90.9 million or 12.1%. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations increased $51.8 million or 11.8% in 2017. This increase was due to an 8.7% increase in same store sales as compared to 2016 and an increase in the average number of stores open during the year.

Domestic franchise. Revenues from domestic franchise operations increased $39.1 million or 12.5% in 2017. The increase was driven by a 7.6% increase in same store sales as compared to 2016 and an increase in the average number of stores open during the year. Revenues further benefited from higher fees paid by franchisees for the use of our internally developed technology platforms.

Supply chain. Revenues from supply chain operations are primarily comprised of sales of food, equipment and supplies from our supply chain centers to all of our domestic franchised stores and certain international franchised stores, as summarized in the following table.

	2017		2016
Domestic supply chain	$1,574.9	90.6%	$1,408.8	91.2%
International supply chain	164.1	9.4%	135.5	8.8%

Total supply chain	$1,739.0	100.0%	$1,544.3	100.0%

Domestic supply chain. Domestic supply chain revenues increased $166.1 million or 11.8% in 2017. These increases were primarily attributable to higher volumes from increased order counts at the store level as well as store count growth. Our market basket pricing to stores increased 1.7% during 2017, which resulted in an estimated $18.8 million increase in domestic supply chain revenues.

International supply chain. Revenues from international supply chain operations increased $28.6 million or 21.1% in 2017, driven primarily by higher volumes from increased order counts at the store level. The positive impact of foreign currency exchange rates of $3.4 million in 2017 also contributed to the increases.

International franchise. International franchise revenues primarily consist of royalties from retail sales and other fees from our international franchise stores. Revenues from international franchise operations increased $29.7 million or 16.8% in 2017. This increase was due to an increase in the average number of international stores open during 2017 as well as higher same store sales and an increase in technology fees, and was offset slightly by the negative impact of changes in foreign currency exchange rates of approximately $0.8 million in 2017. Excluding the impact of foreign currency exchange rates, same store sales increased 3.4% in 2017 compared to 2016.

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

	2017		2016
Consolidated revenues	$2,788.0	100.0%	$2,472.6	100.0%
Consolidated cost of sales	1,922.0	68.9%	1,704.9	69.0%

Consolidated operating margin	$866.0	31.1%	$767.7	31.0%

The $98.3 million or 12.8% increase in consolidated operating margin was due to higher domestic and international franchise revenues as well as higher supply chain and Company-owned store margins. Franchise revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, our consolidated operating margin increased 0.1 percentage points in 2017 due to a higher mix of franchise revenues and higher supply chain margin as a percentage of supply chain revenues. Company-owned store operating margin decreased 1.3 percentage points during 2017. These changes in margin are more fully discussed below.

Domestic Company-owned stores. The changes to domestic Company-owned store operating margin, which do not include other store-level costs such as royalties and advertising, are summarized in the following table.

	2017		2016
Revenues	$490.8	100.0%	$439.0	100.0%
Cost of sales	377.7	76.9%	331.9	75.6%

Store operating margin	$113.2	23.1%	$107.2	24.4%

The $6.0 million or 5.6% increase in the domestic Company-owned store operating margin was due primarily to higher same store sales and an increase in the average number of stores open during the year.

As a percentage of store revenues, the store operating margin decreased 1.3 percentage points in 2017, as discussed in more detail below.

•	Food costs increased 0.1 percentage points to 26.7% in 2017, due primarily to higher overall commodity prices.

•	Labor costs increased 0.7 percentage points to 29.5% in 2017, due primarily to an increase in labor rates in certain markets. The leveraging of higher same store sales partially offset this increase.

•	Insurance costs increased 0.6 percentage points to 3.4% in 2017, due primarily to incremental insurance expense related to updated independent actuarial estimates for our casualty insurance program.

•	Occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.2 percentage points to 7.9% in 2017, due primarily to the leveraging of higher same store sales.

Supply chain. The changes to the supply chain operating margin are summarized in the following table.

	2017		2016
Revenues	$1,739.0	100.0%	$1,544.3	100.0%
Cost of sales	1,544.3	88.8%	1,373.1	88.9%

Supply chain operating margin	$194.7	11.2%	$171.3	11.1%

The $23.4 million or 13.7% increase in the supply chain operating margin was due primarily to higher volumes from increased store orders.

As a percentage of supply chain revenues, the supply chain operating margin increased 0.1 percentage points in 2017 due primarily to procurement savings. Increased labor and delivery costs partially offset this increase.

General and administrative expenses. General and administrative expenses increased $31.2 million or 9.9% in 2017, primarily driven by continued investments in technological initiatives (primarily in e-commerce and information technology) as well as investments in other strategic areas. Higher Company-owned store national advertising contributions resulting from higher same store sales also contributed to the increase. These increases were partially offset by lower performance-based compensation expense and a pre-tax gain recognized from the sale of 17 Company-owned stores during the fourth quarter of 2017 of $4.0 million.

Interest income. Interest income increased $0.8 million to $1.5 million in 2017.

Interest expense. Interest expense increased $12.4 million to $122.5 million in 2017. This increase was driven by higher average borrowings and approximately $5.8 million of expenses related to the 2017 Recapitalization. These expenses include a $5.5 million write-off of debt issuance costs and $0.3 million of interest expense that was incurred on the 2012 debt subsequent to the closing of the 2017 Recapitalization but prior to the repayment of the 2012 debt. The increase in interest expense was offset in part by a lower weighted-average borrowing rate.

Our average outstanding debt balance, excluding capital lease obligations, was approximately $2.63 billion in 2017 and approximately $2.23 billion in 2016. The increase in the average outstanding debt balance was due to the issuance of debt in connection with the 2017 Recapitalization. Our weighted average borrowing rate decreased to 4.2% in fiscal 2017, from 4.6% in fiscal 2016. The decreases in the Company’s cash borrowing rate resulted from the lower interest rates on the debt issued as part of the 2017 Recapitalization.

Provision for income taxes. Provision for income taxes decreased $7.8 million to $122.2 million in 2017. Although pre-tax income increased in 2017, the effective tax rate decreased, primarily as a result of the Company’s adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires tax benefits on equity-based compensation to be recorded as a reduction to the income tax provision. The adoption of this standard benefitted the provision for income taxes by $27.2 million in 2017. The effective tax rate decreased to 30.6% in 2017 as compared to 37.7% in 2016.

The impact of the 2017 Tax Act was not material to our 2017 financial statements. For further discussion of risks and uncertainties associated with the implementation of the 2017 Tax Act, see Item 1A. Risk Factors.

2016 compared to 2015

(tabular amounts in millions, except percentages)

Revenues: Consolidated revenues increased $256.1 million or 11.6% in 2016. The increase was due primarily to higher supply chain food volumes as well as higher Company-owned store, domestic franchise and international franchise revenues resulting from same store sales and store count growth. These increases were offset in part by the inclusion of the 53rd week in 2015, which positively impacted revenues by an estimated $49.7 million in 2015. The negative impact of changes in foreign currency exchange rates on international franchise royalties and international supply chain revenues also partially offset the increases in revenues. These changes in revenues are more fully described below.

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

Supply chain. Supply chain revenues are summarized in the following table.

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

General and administrative expenses. General and administrative expenses increased $35.9 million or 12.9% in 2016. These increases were driven by continued investments in technological initiatives and labor (primarily in e-commerce, information technology and international operations) as well as higher performance-driven expenses resulting from improved operating performance and higher same store sales, including variable performance-based compensation and Company-owned store national advertising contributions. General and administrative expenses were positively impacted by the non-recurrence of an estimated $4.7 million of expenses from the inclusion of the 53rd week in 2015.

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

Liquidity and capital resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 35 to 45 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of December 31, 2017, we had negative working capital of $10.3 million, excluding restricted cash and cash equivalents of $191.8 million and including total unrestricted cash and cash equivalents of $35.8 million.

As of December 31, 2017, we had approximately $122.9 million of restricted cash and cash equivalents held for future principal and interest payments and $32.1 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements, $36.7 million of cash held as collateral for outstanding letters of credit and $0.1 million of other restricted cash, for a total of $191.8 million of restricted cash and cash equivalents.

Our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes. In connection with the 2017 Recapitalization, the Company issued a new variable funding note facility which allows for advances of up to $175.0 million of Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 Notes and certain other credit instruments, including letters of credit (the “2017 Variable Funding Notes”). The Variable Funding Notes were undrawn on the closing date. The Company’s previous variable funding note facility was canceled.

As of December 31, 2017, we had $46.7 million of outstanding letters of credit and $128.3 million of available borrowing capacity under our 2017 Variable Funding Notes. The letters of credit are primarily related to our casualty insurance programs and certain supply chain center leases. Borrowings under the 2017 Variable Funding Notes are available to fund our working capital requirements, capital expenditures and, subject to other limitations, other general corporate purposes including dividend payments.

2017 Recapitalization

On July 24, 2017, the Company completed the 2017 Recapitalization in which certain of the Company’s subsidiaries issued new notes pursuant to an asset-backed securitization. The new notes consist of $300.0 million Series 2017-1 Floating Rate Senior Secured Notes, Class A-2-I with an anticipated term of five years (the “Floating Rate Notes”), $600.0 million Series 2017-1 3.082% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of five years (the “Five-year Fixed Rate Notes”), and $1.0 billion Series 2017-1 4.118% Fixed Rate Senior Secured Notes, Class A-2-III with an anticipated term of 10 years (the “Ten-year Fixed Rate Notes” and, collectively with the Floating Rate Notes and the Five-year Fixed Rate Notes, the “2017 Fixed and Floating Rate Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The interest rate on the Floating Rate Notes is payable at a rate equal to LIBOR plus 125 basis points. The 2017 Fixed and Floating Rate Notes and the 2017 Variable Funding Notes are collectively referred to as the “2017 Notes”. Gross proceeds from the issuance of the 2017 Notes was $1.9 billion. Additional information related to the 2017 Recapitalization transaction is included in Note 4 to our consolidated financial statements.

A portion of proceeds from the 2017 Recapitalization was used to repay the remaining $910.5 million in outstanding principal and interest under the outstanding Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the “2012 Fixed Rate Notes”), pre-fund a portion of the principal and interest payable on the 2017 Notes and pay transaction fees and expenses. In connection with the repayment of the 2012 Fixed Rate Notes, the Company expensed approximately $5.5 million for the remaining unamortized debt issuance costs associated with these notes. Additionally, in connection with the 2017 Recapitalization, the Company capitalized $16.8 million of debt issuance costs, which are being amortized into interest expense over the five and ten-year expected terms of the 2017 Fixed and Floating Rate Notes.

On July 27, 2017, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.25 billion of the Company’s common stock. This repurchase program replaced the remaining availability of approximately $136.4 million under the Company’s previously approved $250.0 million share repurchase program that was authorized by the Board on May 25, 2016. On August 2, 2017, the Company entered into a $1.0 billion accelerated share repurchase agreement (the “2017 ASR Agreement”) with a counterparty. Pursuant to the terms of the 2017 ASR Agreement, on August 3, 2017, as part of its new $1.25 billion share repurchase authorization, the Company used a portion of the proceeds from the 2017 Recapitalization to pay the counterparty $1.0 billion in cash and received 4,558,863 shares of the Company’s common stock. Final settlement of the 2017 ASR Agreement occurred on October 11, 2017. In connection with the 2017 ASR Agreement, the Company received and retired a total of 5,218,670 shares of its common stock at an average price of $191.62.

2015 Recapitalization

The Company also entered into a recapitalization transaction in 2015, in which certain of our subsidiaries, among other things, replaced $551.3 million of the 2012 Fixed Rate Notes and its 2012 variable funding notes with new notes (the “2015 Fixed Rate Notes”) issued pursuant to an asset-backed securitization. The 2015 Fixed Rate Notes consist of $500.0 million of Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I (the “2015 Five-Year Notes”), $800.0 million Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Ten-Year Notes”) and $125.0 million of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “2015 Variable Funding Notes”). The “2015 Fixed Rate Notes” and the “2017 Fixed and Floating Rate Notes” are collectively referred to as the “2015 and 2017 Notes.” Additional information related to the 2015 Recapitalization transaction is included in Note 4 to our consolidated financial statements.

In connection with the 2015 Recapitalization, the Company used a portion of proceeds to make an optional prepayment of approximately $551.3 million in aggregate principal amount of the 2012 Fixed Rate Notes, at par, pay scheduled principal catch-up amounts on the 2012 Fixed Rate Notes, make an interest reserve deposit, pre-fund a portion of the principal and interest payable on the 2015 Fixed Rate Notes and pay transaction fees and expenses. In connection with the 2015 Recapitalization, the Company recorded $17.4 million of debt issuance costs, which are being amortized into interest expense over the five and ten-year expected terms of the 2015 Fixed Rate Notes. Additionally, in connection with the 2015 Recapitalization, the Company wrote off approximately $6.9 million of these costs in connection with the extinguishment of $551.3 million of previous fixed rate notes. Further, in connection with the 2015 Recapitalization, the Company incurred approximately $8.1 million of net expenses.

On October 23, 2015, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $800.0 million of the Company’s common stock. On October 27, 2015, the Company entered into a $600.0 million accelerated share repurchase agreement (the “2015 ASR Agreement”) with a counterparty. Pursuant to the terms of the 2015 ASR Agreement, on October 30, 2015, the Company used a portion of the proceeds from the 2015 Recapitalization to pay the counterparty $600.0 million in cash and received approximately 4,858,994 shares of the Company’s common stock. During the first quarter of 2016, the Company received and retired 456,936 shares of its common stock in connection with the final settlement of the 2015 ASR Agreement.

2015 and 2017 Notes

The 2015 and 2017 Notes have scheduled principal payments of $32.0 million in each of 2018 and 2019, $509.5 million in 2020, $27.0 million in 2021, $879.8 million in 2022, $18.0 million in each of 2023 and 2024, $742.0 million in 2025, $10.0 million in 2026, and $907.5 million in 2027. However, in accordance with our debt agreements, the payment of principal on the outstanding senior notes shall be suspended if the leverage ratio for the Company is less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined, and no catch-up provisions are applicable.

The 2015 and 2017 Notes are subject to certain financial and non-financial covenants, including a debt service coverage calculation, as defined in the related agreements. In the event that certain covenants are not met, the 2015 and 2017 Notes may become due and payable on an accelerated schedule.

Under the provisions of the Company’s previously existing debt agreements, during the first and second quarters of 2017, the Company met the maximum leverage ratios of less than 4.5x and accordingly, did not make previously scheduled debt amortization payments in accordance with the debt agreements. Subsequent to the 2017 Recapitalization, the Company’s leverage ratios exceeded the new maximum leverage ratio of 5.0x and, accordingly, the Company began making the scheduled amortization payments.

Share Repurchase Programs

The Company’s open market share repurchase programs have historically been funded by excess cash flows. The Company used cash of approximately $1.06 billion in 2017, $300.3 million in 2016 and $738.6 million in 2015 for share repurchases. The Company had approximately $198.5 million left under its $1.25 billion authorization as of December 31, 2017. The Company’s Board of Directors authorized a new share repurchase program to repurchase up to $750.0 million of the Company’s common stock on February 14, 2018. This repurchase program replaces the remaining availability of approximately $198.5 million under its previously approved $1.25 billion share repurchase program.

Capital Expenditures

In the past three years, we have invested approximately $214.2 million in capital expenditures. In 2017, we invested $90.3 million in capital expenditures which primarily related to investments in our supply chain centers, our proprietary internally developed point-of-sale system (Domino’s PULSE), our digital ordering platform, new Company-owned stores, our internal enterprise systems, reimaging our existing Company-owned stores and other technology initiatives. We did not have any material commitments for capital expenditures as of December 31, 2017.

The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
(In millions)	December 31, 2017	January 1, 2017	January 3, 2016
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$339.0	$287.3	$291.8
Net cash used in investing activities	(149.0)	(0.8)	(109.3)
Net cash used in financing activities	(197.1)	(375.8)	(80.9)
Exchange rate changes	0.1	(1.3)	1.0

Change in cash and cash equivalents	$(7.0)	$(90.6)	$102.6

Operating Activities

Cash provided by operating activities increased $51.7 million in 2017 from 2016, primarily due to an increase in net income of $63.2 million. Net income in 2017 included a $27.2 million benefit from the adoption of ASU 2016-09, which requires tax benefits on equity-based compensation to be recorded as a reduction to the provision from income taxes in net income and as a component of cash provided by operating activities. In 2016, these tax benefits were recorded directly to stockholders’ deficit and as a financing activity in the statement of cash flows. Cash provided by operating activities was also positively impacted by an increase in non-cash amounts of $18.1 million. These increases were offset in part by the negative impact of changes in operating assets and liabilities of $29.6 million, primarily related to the timing of payments on accounts payable and accrued liabilities during 2017 as compared to 2016.

Cash provided by operating activities decreased $4.5 million in 2016 from 2015, primarily due to the negative impact of changes in operating assets and liabilities of $23.7 million resulting from the timing of payments for accounts payable and accrued liabilities in 2016 as compared to 2015. This decrease was offset in part by an increase in net income of $21.9 million.

We are focused on continually improving our net income and cash flow from operations and management expects to continue to generate positive cash flows from operating activities for the foreseeable future.

Investing Activities

During fiscal 2017, cash used in investing activities was $149.0 million, which consisted primarily of $90.0 million of capital expenditures (driven by investments in our technological initiatives, supply chain centers and Company-owned stores) and the increase in restricted cash and cash equivalents of $65.3 million. These uses of cash were offset in part by the proceeds from the sale of assets of $6.8 million.

During fiscal 2016, cash used in investing activities was $0.8 million, which consisted primarily of $58.6 million of capital expenditures (driven by investments related to the reimaging of our existing Company-owned stores and investments in our supply chain centers and training facilities, our proprietary internally developed point-of-sale system, our digital ordering platform, our internal enterprise systems and other technology initiatives), offset in part by the decrease in restricted cash and cash equivalents of $54.4 million and by proceeds from the sale of assets of $4.9 million.

During fiscal 2015, cash used in investing activities was $109.3 million, which consisted primarily of $63.3 million of capital expenditures (driven by investments related to the reimaging of our existing Company-owned stores and investments in our supply chain centers and training facilities, our proprietary internally developed point-of-sale system, our digital ordering platform, our internal enterprise systems and other technology initiatives), increases in restricted cash and cash equivalents of $60.0 million, and offset by proceeds from the sale of assets of $12.7 million.

Financing Activities

During fiscal 2017, cash used in financing activities was $197.1 million. We issued $1.9 billion of debt in connection with our 2017 Recapitalization, which was offset by purchases of common stock of $1.06 billion, repayments of long-term debt of $928.2 million (of which, $910.2 million was repayment of the remaining 2012 Fixed Rate Notes using a portion of the proceeds received from the 2017 Recapitalization), funding dividend payments to our shareholders of $84.3 million, and cash paid for financing costs related to our 2017 Recapitalization of $16.8 million. We also made $9.4 million in tax payments for restricted stock upon vesting and received proceeds of $6.1 million from the exercise of stock options.

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

Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described in Item 1A. Risk Factors. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under the 2017 Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the Fixed and Floating Rate Notes and to service, extend or refinance the 2017 Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Impact of inflation

Inflation did not have a material impact on our operations in 2017, 2016 or 2015. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

New accounting pronouncements

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new standard was effective for the Company beginning January 2, 2017.

As a result, excess tax benefits or deficiencies from equity-based compensation activity are reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in the consolidated statement of stockholders’ deficit. The Company also elected to account for forfeitures as they occur, rather than to use an estimate of expected forfeitures for financial statement reporting purposes. The adoption of ASU 2016-09 resulted in a decrease in our provision for income taxes of $27.2 million in fiscal 2017, primarily due to the recognition of excess tax benefits for options exercised and the vesting of equity awards. The Company’s election to account for forfeitures as they occur had an immaterial impact on its equity-based compensation expense.

The Company adopted the cash flow presentation prospectively, and accordingly, excess tax benefits from equity-based compensation of $27.2 million in fiscal 2017 are presented as an operating activity, while $48.1 million and $17.8 million of excess tax benefits from equity-based compensation in fiscal 2016 and fiscal 2015, respectively, are presented as a financing activity. The presentation requirements for cash flows related to taxes paid for restricted stock upon vesting had no impact on our consolidated statements of cash flows for any of the periods presented because such cash flows have historically been presented as a financing activity.

Accounting Standards Not Yet Adopted

The Company has considered all new accounting pronouncements issued by the FASB and concluded the following accounting pronouncements may have a material impact on our consolidated financial statements, or represent accounting pronouncements for which the Company has not yet completed its assessment.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or Accounting Standards Codification 606 (“ASC 606”). This guidance outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. Under the new revenue recognition standard, entities apply a five-step model that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Specifically, companies identify the performance obligations within their contracts with customers, allocate the transaction price received from customers to each performance obligation identified within their contracts, and recognize revenue as the performance obligations are satisfied. During 2015, 2016, and 2017, the FASB issued various amendments which provide additional clarification and implementation guidance on ASC 606. Specifically, these amendments clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, clarify how an entity should identify performance obligations and licensing implementation guidance, as well as account for shipping and handling fees and freight service, assess collectability, present sales tax, treat non-cash consideration, and account for completed and modified contracts at the time of transition. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for ASC 606 and amendments is for fiscal years, and for interim periods within those years, beginning after December 15, 2017, and the Company will adopt this guidance using the modified retrospective approach effective January 1, 2018.

The Company has substantially completed its assessment of ASC 606, and the adoption of this guidance is not expected to have a material impact on its recognition of sales from Company-owned stores, ongoing royalty fees which are based on a percentage of franchise sales, revenues from its supply chain centers, development fees or technology fees.

The Company has determined that the store opening fees received from international franchisees do not contain separate and distinct performance obligations from the franchise right and those upfront fees will therefore be recognized as revenue over the term of each respective franchise agreement. Currently, we recognize such fees as revenue when received. The Company does not expect this to have a material impact on its international franchise revenues. However, an adjustment to beginning retained earnings and a corresponding contract liability of approximately $15 million will be established on the date of adoption associated with the fees received through December 31, 2017 that would have been deferred and recognized over the term of each respective franchise agreement if the new guidance had been applied in the past.

The Company has also determined that ASC 606 requires a gross presentation on the consolidated statement of income for franchisee contributions received by and related expenses of Domino’s National Advertising Fund Inc. (“DNAF”), our consolidated not-for-profit subsidiary. DNAF exists solely for the purpose of promoting the Domino’s Pizza brand in the U.S. The Company currently presents the restricted assets and liabilities of DNAF in its consolidated balance sheets and, under existing accounting guidance, has determined that it acts as an agent for accounting purposes with regard to franchise store contributions and disbursements. As a result, the Company currently presents the activities of DNAF net in its statements of income. Under ASC 606, the Company has determined that there are not separate performance obligations associated with the franchise advertising contributions received by DNAF and as a result, these franchise contributions and the related expenses will be presented gross in the Company’s consolidated statement of income. The Company expects this change to have a material impact on its total revenues and expenses beginning in fiscal 2018. However, as the amount of revenues to be recorded is directly tied to future franchise retail sales and advertising contribution rates, the Company is not able to reasonably estimate the impact. If this guidance were in effect in fiscal 2017, the Company would have reported incremental franchise advertising revenues and expenses of approximately $324 million in its consolidated statement of income. While this change will materially impact the gross amount of reported franchise revenues and expenses, the impact will generally be an offsetting increase to both revenues and expenses such that the impact on income from operations and net income, if any, would not be material. We will also present the activity associated with DNAF on a gross basis in the statement of cash flows beginning in fiscal 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Based on a preliminary assessment, the Company expects the adoption of this guidance to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets at the beginning of the earliest period presented. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its consolidated financial statements and disclosures. Our current minimum lease commitments are disclosed in Note 5.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. ASU 2016-04 aligns recognition of the financial liabilities related to prepaid stored-value products (for example, gift cards) with Topic 606, Revenues from Contracts with Customers, for non-financial liabilities. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. ASU 2016-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company plans to adopt this guidance effective January 1, 2018 in connection with our adoption of ASC 606 and does not expect it to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and a retrospective transition method is required. The Company currently presents changes in restricted cash and cash equivalents in the investing section of its consolidated statement of cash flows. The new guidance will not impact financial results, but will result in a change in the presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The Company currently plans to adopt this guidance in the first quarter of 2018 using the retrospective approach.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 35): Simplifying the Test for Goodwill Impairment, or ASU 2017-04. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. ASU 2017-04 is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact of adopting this standard, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Contractual obligations

The following is a summary of our significant contractual obligations at December 31, 2017.

(dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt (1):
Principal	$32.0	$32.0	$509.5	$27.0	$879.8	$1,695.5	$3,175.8
Interest (2)	120.1	119.0	116.3	100.0	87.5	266.6	809.5
Capital leases (3)	0.8	0.8	0.8	0.8	0.8	4.3	8.5
Operating leases (4)	45.1	40.3	35.1	31.3	26.7	59.0	237.4

(1)	We have outstanding long-term secured notes with varying maturities. For additional information, see Note 4 of the Notes to Consolidated Financial Statements under “Part II – Item 8 – Financial Statements and Supplementary Data.”
(2)	Represents interest payments on our 2015 and 2017 Notes and 2017 Variable Funding Notes. The interest rate on the 2017 Variable Funding Notes will be payable at a per year rate equal to LIBOR plus 150 basis points.
(3)	The principal portion of the capital lease obligation amounts above, which totaled $5.4 million at December 31, 2017, are classified as debt in our consolidated financial statements.
(4)	We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center under leases with expiration dates through 2033.

Liabilities for unrecognized tax benefits of $1.8 million are excluded from the above table, as we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on unrecognized tax benefits see Note 6 to the consolidated financial statements included in this Form 10-K.

Off-balance sheet arrangements

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit as of December 31, 2017 were approximately $46.7 million and relate to our insurance programs and supply chain center leases. The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $1.5 million as of December 31, 2017. We believe that none of these arrangements has or is likely to have a material effect on our results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.

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

These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “seek,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, the expected demand for future pizza delivery, our expectation that we will meet the terms of our agreement with our third-party supplier of pizza cheese, our belief that alternative third-party suppliers are available for our key ingredients in the event we are required to replace any of our supply partners, our intention to continue to enhance and grow online ordering, digital marketing and technological capabilities, our expectation that there will be no material capital expenditures for environmental control facilities, our plans to expand domestic and international operations in many of the markets where we currently operate and in selected new markets, our expectation that the contribution rate for advertising fees payable to DNAF will remain in place for the foreseeable future, and our expectation that we will use our unrestricted cash and cash equivalents, ongoing cash flows from operations and available borrowings under the 2017 Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business, pay dividends and repurchase our common stock.

Forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our domestic and international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in this Form 10-K.

Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to, the following:

•	our substantial increased indebtedness as a result of the 2015 Recapitalization and the 2017 Recapitalization and our ability to incur additional indebtedness or refinance that indebtedness in the future;

•	our future financial performance and our ability to pay principal and interest on our indebtedness;

•	the effectiveness of our advertising, operations and promotional initiatives;

•	the strength of our brand, including our ability to compete domestically and internationally in our intensely competitive industry;

•	new product, digital ordering and concept developments by us, and other food-industry competitors;

•	our ability to maintain good relationships with our franchisees and their ongoing level of profitability;

•	our ability to successfully implement cost-saving strategies;

•	our ability and that of our franchisees to successfully operate in the current and future credit environment;

•	changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence;

•	our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation;

•	changes in operating expenses resulting from changes in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs;

•	the impact that widespread illness or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate;

•	changes in foreign currency exchange rates;

•	our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel;

•	our ability to find and/or retain suitable real estate for our stores and supply chain centers;

•	changes in government legislation or regulation, including changes in our effective tax rate;

•	adverse legal judgments or settlements;

•	food-borne illness or contamination of products;

•	data breaches or other cyber risks;

•	the effect of war, terrorism or catastrophic events;

•	our ability to pay dividends and repurchase shares;

•	changes in consumer taste, spending and traffic patterns and demographic trends;

•	changes in accounting policies; and

•	adequacy of our insurance coverage.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur. All forward-looking statements speak only as of the date of this Form 10-K and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we will not undertake and specifically decline any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-K, whether as a result of new information, future events or otherwise.

Readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-K or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk

We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the 2017 Recapitalization, we issued fixed and floating rate notes and, at December 31, 2017, we are exposed to interest rate risk on borrowings under our 2017 Floating Rate Notes and our 2017 Variable Funding Notes. As of December 31, 2017, we had no outstanding borrowings under our 2017 Variable Funding Notes. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 7.4% of our total revenues in 2017, 7.2% of our total revenues in 2016 and 7.4% of our total revenues in 2015 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $17.9 million in 2017.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Domino’s Pizza, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Domino’s Pizza, Inc. and its subsidiaries as of December 31, 2017 and January 1, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes, the schedule of condensed financial information of the registrant as of December 31, 2017 and January 1, 2017 and for the three years in the period ended December 31, 2017 appearing under Item 16, and the schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 16 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2017.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 20, 2018

We have served as the Company’s auditor since 2002.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2017	January 1, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,768	$42,815
Restricted cash and cash equivalents	191,762	126,496
Accounts receivable, net of reserves of $1,424 in 2017 and $2,342 in 2016	173,677	150,369
Inventories	39,961	40,181
Prepaid expenses and other	18,389	17,635
Advertising fund assets, restricted	120,223	118,377

Total current assets	579,780	495,873

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	29,171	29,129
Leasehold and other improvements	128,613	120,726
Equipment	216,599	201,827
Construction in progress	32,482	7,816

	406,865	359,498
Accumulated depreciation and amortization	(237,279)	(220,964)

Property, plant and equipment, net	169,586	138,534

OTHER ASSETS:
Investments in marketable securities, restricted	8,119	7,260
Goodwill	15,423	16,058
Capitalized software, net of accumulated amortization of $78,696 in 2017 and $68,727 in 2016	52,823	40,256
Other assets, net of accumulated amortization of $776 in 2017 and $776 in 2016	8,272	9,379
Deferred income taxes	2,750	8,935

Total other assets	87,387	81,888

Total assets	$836,753	$716,295

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

	December 31, 2017	January 1, 2017
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$32,324	$38,887
Accounts payable	106,894	111,510
Accrued compensation	37,417	42,089
Accrued interest	22,095	18,826
Insurance reserves	20,754	16,742
Advertising fund liabilities	120,223	118,377
Other accrued liabilities	58,578	57,267

Total current liabilities	398,285	403,698

LONG-TERM LIABILITIES:
Long-term debt, less current portion	3,121,490	2,148,990
Insurance reserves	30,611	27,141
Other accrued liabilities	21,751	19,609

Total long-term liabilities	3,173,852	2,195,740

Total liabilities	3,572,137	2,599,438

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 42,898,329 in 2017 and 48,100,143 in 2016 issued and outstanding	429	481
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	5,654	1,006
Retained deficit	(2,739,437)	(1,881,520)
Accumulated other comprehensive loss	(2,030)	(3,110)

Total stockholders’ deficit	(2,735,384)	(1,883,143)

Total liabilities and stockholders’ deficit	$836,753	$716,295

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 31, 2017	January 1, 2017	January 3, 2016
REVENUES:
Domestic Company-owned stores	$490,846	$439,024	$396,916
Domestic franchise	351,387	312,260	272,808
Supply chain	1,739,038	1,544,345	1,383,161
International franchise	206,708	176,999	163,643

Total revenues	2,787,979	2,472,628	2,216,528

COST OF SALES:
Domestic Company-owned stores	377,674	331,860	299,294
Supply chain	1,544,314	1,373,077	1,234,103

Total cost of sales	1,921,988	1,704,937	1,533,397

OPERATING MARGIN	865,991	767,691	683,131
GENERAL AND ADMINISTRATIVE	344,759	313,649	277,692

INCOME FROM OPERATIONS	521,232	454,042	405,439
INTEREST INCOME	1,462	685	313
INTEREST EXPENSE	(122,541)	(110,069)	(99,537)

INCOME BEFORE PROVISION FOR INCOME TAXES	400,153	344,658	306,215
PROVISION FOR INCOME TAXES	122,248	129,980	113,426

NET INCOME	$277,905	$214,678	$192,789

EARNINGS PER SHARE:
Common Stock – basic	$6.05	$4.41	$3.58
Common Stock – diluted	$5.83	$4.30	$3.47
DIVIDENDS DECLARED PER SHARE	$1.84	$1.52	$1.24

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	December 31, 2017	January 1, 2017	January 3, 2016
NET INCOME	$277,905	$214,678	$192,789
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Currency translation adjustment	1,080	(94)	(2,076)
TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustment	—	532	1,189

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,080	438	(887)

COMPREHENSIVE INCOME	$278,985	$215,116	$191,902

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
BALANCE AT DECEMBER 28, 2014	55,553,149	$556	$29,561	$(1,246,921)	$(2,661)
Net income	—	—	—	192,789	—
Common stock dividends and equivalents	—	—	—	(66,524)	—
Issuance of common stock, net	78,891	1	—	—	—
Tax payments for restricted stock upon vesting	(69,334)	(1)	(7,430)	—	—
Purchases of common stock	(6,152,918)	(62)	(55,008)	(683,487)	—
Exercises of stock options	428,433	4	4,810	—	—
Tax impact from equity-based compensation	—	—	17,775	—	—
Non-cash compensation expense	—	—	17,623	—	—
Other	—	—	(389)	—	—
Currency translation adjustment, net of tax	—	—	—	—	(887)

BALANCE AT JANUARY 3, 2016	49,838,221	498	6,942	(1,804,143)	(3,548)
Net income	—	—	—	214,678	—
Common stock dividends and equivalents	—	—	—	(73,958)	—
Issuance of common stock, net	80,267	1	—	—	—
Tax payments for restricted stock upon vesting	(47,277)	—	(5,646)	—	—
Purchases of common stock	(2,816,716)	(28)	(82,125)	(218,097)	—
Exercises of stock options	1,045,648	10	15,224	—	—
Tax impact from equity-based compensation	—	—	48,129	—	—
Non-cash compensation expense	—	—	18,564	—	—
Other	—	—	(82)	—	—
Currency translation adjustment, net of tax	—	—	—	—	438

BALANCE AT JANUARY 1, 2017	48,100,143	481	1,006	(1,881,520)	(3,110)
Net income	—	—	—	277,905	—
Common stock dividends and equivalents	—	—	—	(84,215)	—
Issuance of common stock, net	65,669	1	—	—	—
Tax payments for restricted stock upon vesting	(49,159)	(1)	(9,448)	—	—
Purchases of common stock	(5,576,249)	(56)	(12,590)	(1,051,607)	—
Exercises of stock options	357,925	4	6,095	—	—
Non-cash compensation expense	—	—	20,713	—	—
Other	—	—	(122)	—	—
Currency translation adjustment, net of tax	—	—	—	—	1,080

BALANCE AT DECEMBER 31, 2017	42,898,329	$429	$5,654	$(2,739,437)	$(2,030)

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31, 2017	January 1, 2017	January 3, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$277,905	$214,678	$192,789
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	44,369	38,140	32,434
(Gains) losses on sale/disposal of assets	(3,148)	863	316
Benefit for losses on accounts and notes receivable	(277)	(224)	(1,084)
Provision (benefit) for deferred income taxes	6,160	(3,059)	1,713
Amortization of debt issuance costs	10,976	6,418	12,393
Non-cash compensation expense	20,713	18,564	17,623
Excess tax benefits from equity-based compensation	(27,227)	(48,129)	(17,775)
Changes in operating assets and liabilities-
Increase in accounts receivable	(22,649)	(18,724)	(13,678)
Decrease (increase) in inventories, prepaid expenses and other	1,527	(2,947)	(2,262)
Increase in accounts payable and accrued liabilities	22,267	78,929	69,032
Increase in insurance reserves	8,420	2,764	285

Net cash provided by operating activities	339,036	287,273	291,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(90,011)	(58,555)	(63,282)
Proceeds from sale of assets	6,835	4,936	12,724
Change in restricted cash	(65,266)	54,444	(59,986)
Other	(562)	(1,661)	1,252

Net cash used in investing activities	(149,004)	(836)	(109,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,900,000	63,000	1,305,000
Repayments of long-term debt and capital lease obligations	(928,193)	(122,334)	(564,403)
Proceeds from exercises of stock options	6,099	15,234	4,814
Excess tax benefits from equity-based compensation	—	48,129	17,775
Purchases of common stock	(1,064,253)	(300,250)	(738,557)
Tax payments for restricted stock upon vesting	(9,449)	(5,646)	(7,431)
Payments of common stock dividends and equivalents	(84,298)	(73,925)	(80,329)
Cash paid for financing costs	(16,846)	—	(17,367)
Other	(205)	—	(438)

Net cash used in financing activities	(197,145)	(375,792)	(80,936)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	66	(1,279)	1,036

CHANGE IN CASH AND CASH EQUIVALENTS	(7,047)	(90,634)	102,594
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	42,815	133,449	30,855

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$35,768	$42,815	$133,449

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2017 fiscal year ended on December 31, 2017, the 2016 fiscal year ended on January 1, 2017 and the 2015 fiscal year ended on January 3, 2016. The 2017 and 2016 fiscal years consisted of fifty-two weeks and the 2015 fiscal year consisted of fifty-three weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at December 31, 2017 includes $122.9 million of cash and cash equivalents held for future principal and interest payments, $32.1 million of cash equivalents held in a three-month interest reserve, $36.7 million of cash held as collateral for outstanding letters of credit and $0.1 million of other restricted cash.

Restricted cash and cash equivalents at January 1, 2017 includes $99.8 million of cash and cash equivalents held for future principal and interest payments and $26.7 million of cash equivalents held in a three-month interest reserve.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventories at December 31, 2017 and January 1, 2017 are comprised of the following (in thousands):

	2017	2016
Food	$36,645	$36,644
Equipment and supplies	3,316	3,537

Inventories	$39,961	$40,181

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, notes receivable, as well as covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions. As of December 31, 2017 and January 1, 2017, all intangible assets with useful lives were fully amortized.

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

Included in land and buildings as of December 31, 2017 and January 1, 2017 are capital lease assets of approximately $4.3 million and $4.7 million, which are net of $6.2 million and $5.8 million of accumulated amortization, respectively, related to the lease of a supply chain center building and the lease of a Company-owned store. The capital lease assets are being amortized using the straight-line method over the respective lease terms.

Depreciation and amortization expense on property, plant and equipment was approximately $29.6 million, $27.3 million and $24.1 million in 2017, 2016 and 2015, respectively.

Impairments of Long-Lived Assets

The Company evaluates the potential impairment of long-lived assets at least annually based on various analyses including the projection of undiscounted cash flows and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, the Company estimates the fair value of the assets. If the carrying amount of the asset exceeds the estimated fair value of the asset, an impairment loss is recognized and the asset is written down to its estimated fair value. The Company did not record any impairment losses on long-lived assets in 2017, 2016 or 2015.

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

Debt Issuance Costs

Debt issuance costs are recorded as a reduction to the Company’s debt balance and primarily include the expenses incurred by the Company as part of the 2015 and 2017 Recapitalizations (Note 4). Amortization is provided on a straight-line basis (which is materially consistent with the effective interest method) over the expected term of the respective debt instrument to which the costs relate and is included in interest expense.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In connection with the 2012 Recapitalization, the Company recorded approximately $39.9 million of debt issuance costs. In connection with the 2015 Recapitalization, the Company expensed approximately $6.9 million of these costs in connection with the extinguishment of $551.3 million of the 2012 Fixed Rate Notes (Note 4). In connection with the 2017 Recapitalization, the Company expensed the approximately $5.5 million in remaining unamortized debt issuance costs associated with the extinguishment of the remaining $910.2 million of the 2012 Fixed Rate Notes. Additionally, in connection with the 2015 and 2017 Recapitalizations, the Company recorded $17.4 million and $16.8 million of debt issuance costs, respectively, which are being amortized into interest expense over the five and ten-year expected terms of the 2017 Notes (Note 4).

In connection with the aforementioned write-off of debt issuance costs and scheduled principal payments of its outstanding notes, the Company expensed debt issuance costs of approximately $5.7 million, $0.6 million and $6.9 million in 2017, 2016 and 2015, respectively. Debt issuance cost expense, including the aforementioned amounts, was approximately $11.0 million, $6.4 million and $12.4 million in 2017, 2016 and 2015, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2017, 2016 or 2015.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software, which range from one to seven years. Capitalized software amortization expense was approximately $14.8 million, $10.8 million and $8.3 million in 2017, 2016 and 2015, respectively. As of December 31, 2017, scheduled amortization for the next five fiscal years was approximately $14.3 million, $9.4 million, $5.3 million, $3.3 million and $1.6 million for 2018, 2019, 2020, 2021 and 2022, respectively.

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

Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with domestic and Canadian stores that purchase all of their food from Supply Chain (Note 11). These profit-sharing arrangements generally offer Company-owned stores and participating franchisees with 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of their regional supply chain center’s pre-tax profits based upon each store’s purchases from the supply chain center. Profit-sharing obligations are recorded as a revenue reduction in Supply Chain in the same period as the related revenues and costs are recorded, and were $119.7 million, $99.8 million and $85.8 million in 2017, 2016 and 2015, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $39.8 million, $34.5 million and $32.0 million during 2017, 2016 and 2015, respectively.

Domestic Stores (Note 11) are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund Inc. (“DNAF”), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities in the United States. Included in advertising expense were advertising contributions from Company-owned stores to DNAF of approximately $30.4 million, $27.2 million and $24.9 million in 2017, 2016 and 2015, respectively. DNAF also received advertising contributions from franchisees of approximately $323.8 million, $293.8 million and $266.0 million during 2017, 2016 and 2015, respectively. Franchisee contributions to DNAF and offsetting disbursements are presented net in the accompanying consolidated statements of income, as we have determined we are an agent for accounting purposes in this arrangement.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza brand. Accordingly, all assets held by the DNAF are considered restricted.

Rent

The Company leases certain equipment, vehicles, retail store and supply chain center locations and its corporate headquarters under operating leases with expiration dates through 2033. Rent expenses totaled approximately $57.9 million, $49.9 million and $46.1 million during 2017, 2016 and 2015, respectively.

Common Stock Dividends

The Company declared and paid dividends of approximately $84.2 million (or $1.84 per share) in 2017, approximately $74.0 million (or $1.52 per share) in 2016 and approximately $66.5 million (or $1.24 per share) in 2015. The Company also paid dividends of $13.8 million in 2015 related to a dividend declaration in 2014.

Stock Options and Other Equity-Based Compensation Arrangements

The cost of all of the Company’s stock options, as well as other equity-based compensation arrangements, is reflected in the financial statements based on the estimated fair value of the awards.

Earnings Per Share

The Company discloses two calculations of earnings per share (“EPS”): basic EPS and diluted EPS. The numerator in calculating common stock basic and diluted EPS is consolidated net income. The denominator in calculating common stock basic EPS is the weighted average shares outstanding. The denominator in calculating common stock diluted EPS includes the additional dilutive effect of outstanding stock options, unvested restricted stock grants and unvested performance-based restricted stock grants.

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $107.4 million, $104.6 million and $80.8 million during 2017, 2016 and 2015, respectively. Cash paid for income taxes was approximately $122.6 million, $74.3 million and $80.1 million in 2017, 2016 and 2015, respectively.

The Company had $4.0 million, $3.8 million and $0.8 million of non-cash investing activities related to accruals for capital expenditures at December 31, 2017, January 1, 2017, and January 3, 2016. The Company also had non-cash financing activities related to capital assets and liabilities in 2015. Specifically, the Company recorded $3.4 million for the renewal of a capital lease of a supply chain center building in the first quarter of 2015, and recorded $0.6 million as a result of entering into a capital lease for a corporate store in the third quarter of 2015.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

New Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new standard was effective for the Company beginning January 2, 2017.

As a result, excess tax benefits or deficiencies from equity-based compensation activity are reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in the consolidated statement of stockholders’ deficit. The Company also elected to account for forfeitures as they occur, rather than to use an estimate of expected forfeitures for financial statement reporting purposes. The adoption of ASU 2016-09 resulted in a decrease in our provision for income taxes of $27.2 million in fiscal 2017, primarily due to the recognition of excess tax benefits for options exercised and the vesting of equity awards. The Company’s election to account for forfeitures as they occur had an immaterial impact on its equity-based compensation expense.

The Company adopted the cash flow presentation prospectively, and accordingly, excess tax benefits from equity-based compensation of $27.2 million in fiscal 2017 are presented as an operating activity, while $48.1 million and $17.8 million of excess tax benefits from equity-based compensation in fiscal 2016 and fiscal 2015, respectively, are presented as a financing activity. The presentation requirements for cash flows related to taxes paid for restricted stock upon vesting had no impact on our consolidated statements of cash flows for any of the periods presented because such cash flows have historically been presented as a financing activity.

Accounting Standards Not Yet Adopted

The Company has considered all new accounting pronouncements issued by the FASB and concluded the following accounting pronouncements may have a material impact on our consolidated financial statements, or represent accounting pronouncements for which the Company has not yet completed its assessment.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or Accounting Standards Codification 606 (“ASC 606”). This guidance outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. Under the new revenue recognition standard, entities apply a five-step model that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Specifically, companies identify the performance obligations within their contracts with customers, allocate the transaction price received from customers to each performance obligation identified within their contracts, and recognize revenue as the performance obligations are satisfied. During 2015, 2016, and 2017, the FASB issued various amendments which provide additional clarification and implementation guidance on ASC 606. Specifically, these amendments clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, clarify how an entity should identify performance obligations and licensing implementation guidance, as well as account for shipping and handling fees and freight service, assess collectability, present sales tax, treat non-cash consideration, and account for completed and modified contracts at the time of transition. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for ASC 606 and amendments is for fiscal years, and for interim periods within those years, beginning after December 15, 2017, and the Company will adopt this guidance using the modified retrospective approach effective January 1, 2018.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has substantially completed its assessment of ASC 606, and the adoption of this guidance is not expected to have a material impact on its recognition of sales from Company-owned stores, ongoing royalty fees which are based on a percentage of franchise sales, revenues from its supply chain centers, development fees or technology fees.

The Company has determined that the store opening fees received from international franchisees do not contain separate and distinct performance obligations from the franchise right and those upfront fees will therefore be recognized as revenue over the term of each respective franchise agreement. Currently, we recognize such fees as revenue when received. The Company does not expect this to have a material impact on its international franchise revenues. However, an adjustment to beginning retained earnings and a corresponding contract liability of approximately $15 million will be established on the date of adoption associated with the fees received through December 31, 2017 that would have been deferred and recognized over the term of each respective franchise agreement if the new guidance had been applied in the past.

The Company has also determined that ASC 606 requires a gross presentation on the consolidated statement of income for franchisee contributions received by and related expenses of DNAF, our consolidated not-for-profit subsidiary. DNAF exists solely for the purpose of promoting the Domino’s Pizza brand in the U.S. The Company currently presents the restricted assets and liabilities of DNAF in its consolidated balance sheets and, under existing accounting guidance, has determined that it acts as an agent for accounting purposes with regard to franchise store contributions and disbursements. As a result, the Company currently presents the activities of DNAF net in its statements of income. Under ASC 606, the Company has determined that there are not separate performance obligations associated with the franchise advertising contributions received by DNAF and as a result, these franchise contributions and the related expenses will be presented gross in the Company’s consolidated statement of income. The Company expects this change to have a material impact on its total revenues and expenses beginning in fiscal 2018. However, as the amount of revenues to be recorded is directly tied to future franchise retail sales and advertising contribution rates, the Company is not able to reasonably estimate the impact. If this guidance were in effect in fiscal 2017, the Company would have reported incremental franchise advertising revenues and expenses of approximately $324 million in its consolidated statement of income. While this change will materially impact the gross amount of reported franchise revenues and expenses, the impact will generally be an offsetting increase to both revenues and expenses such that the impact on income from operations and net income, if any, would not be material. We will also present the activity associated with DNAF on a gross basis in the statement of cash flows beginning in fiscal 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Based on a preliminary assessment, the Company expects the adoption of this guidance to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets at the beginning of the earliest period presented. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its consolidated financial statements and disclosures. Our current minimum lease commitments are disclosed in Note 5.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. ASU 2016-04 aligns recognition of the financial liabilities related to prepaid stored-value products (for example, gift cards) with Topic 606, Revenues from Contracts with Customers, for non-financial liabilities. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. ASU 2016-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company plans to adopt this guidance effective January 1, 2018 in connection with our adoption of ASC 606 and does not expect it to have a material impact on its consolidated financial statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and a retrospective transition method is required. The Company currently presents changes in restricted cash and cash equivalents in the investing section of its consolidated statement of cash flows. The new guidance will not impact financial results, but will result in a change in the presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The Company currently plans to adopt this guidance in the first quarter of 2018 using the retrospective approach.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 35): Simplifying the Test for Goodwill Impairment, or ASU 2017-04. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. ASU 2017-04 is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact of adopting this standard, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(2)	EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2017	2016	2015
Net income available to common stockholders – basic and diluted	$277,905	$214,678	$192,789

Weighted average number of common shares	45,954,659	48,647,167	53,828,609
Earnings per common share – basic	$6.05	$4.41	$3.58
Diluted weighted average number of common shares	47,677,834	49,923,859	55,532,955
Earnings per common share – diluted	$5.83	$4.30	$3.47

The denominators used in calculating diluted earnings per share for common stock do not include 145,860 options to purchase common stock in 2017, 121,075 options to purchase common stock in 2016 and 188,080 options to purchase common stock in 2015, as the effect of including these options would be anti-dilutive. The denominators used in calculating diluted earnings per share for common stock do not include 110,274 restricted performance shares in 2017, 134,113 restricted performance shares in 2016 and 189,532 restricted performance shares in 2015, as the performance targets for these awards had not yet been met.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following table summarizes the carrying amounts and fair values of certain assets at December 31, 2017:

	At December 31, 2017
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$7,933	$7,933	$—	$—
Restricted cash equivalents	96,375	96,375	—	—
Investments in marketable securities	8,119	8,119	—	—

The following table summarizes the carrying amounts and fair values of certain assets at January 1, 2017:

	At January 1, 2017
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$7,017	$7,017	$—	$—
Restricted cash equivalents	69,113	69,113	—	—
Investments in marketable securities	7,260	7,260	—	—

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(4)	RECAPITALIZATIONS AND FINANCING ARRANGEMENTS

2017 Recapitalization

On July 24, 2017, the Company completed a recapitalization (the “2017 Recapitalization”) in which certain of the Company’s subsidiaries issued new notes pursuant to an asset-backed securitization. The new notes consist of $300.0 million Series 2017-1 Floating Rate Senior Secured Notes, Class A-2-I with an anticipated term of five years (the “2017 Floating Rate Notes”), $600.0 million Series 2017-1 3.082% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of five years (the “2017 Five-year Fixed Rate Notes”), and $1.0 billion Series 2017-1 4.118% Fixed Rate Senior Secured Notes, Class A-2-III with an anticipated term of ten years (the “2017 Ten-year Fixed Rate Notes” and, collectively with the 2017 Floating Rate Notes and the 2017 Five-year Fixed Rate Notes, the “2017 Fixed and Floating Rate Notes”). The interest rate on the 2017 Floating Rate Notes is payable at a rate equal to LIBOR plus 125 basis points. Concurrently, the Company also issued a new variable funding note facility which allows for advances of up to $175.0 million of Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 (the “2017 Variable Funding Notes”) and certain other credit instruments, including letters of credit. The 2017 Fixed and Floating Rate Notes and the 2017 Variable Funding Notes are collectively referred to as the “2017 Notes.” The 2017 Variable Funding Notes were undrawn on the closing date. Gross proceeds from the issuance of the 2017 Notes were $1.9 billion.

A portion of the proceeds from the 2017 Recapitalization was used to repay the remaining $910.5 million in outstanding principal and interest under the Company’s 2012 Fixed Rate Notes, pre-fund a portion of the principal and interest payable on the 2017 Fixed and Floating Rate Notes and pay transaction fees and expenses, described in additional detail below. In connection with the issuance of the 2017 Variable Funding Notes, the Company permanently reduced to zero the commitment to fund the 2015 Variable Funding Notes and the 2015 Variable Funding Notes were cancelled. The Company also used a portion of the proceeds from the 2017 Recapitalization to enter into a $1.0 billion accelerated share repurchase agreement (the “2017 ASR Agreement”) with a counterparty. See Note 10 for additional detail related to this transaction.

2015 and 2012 Recapitalizations

The Company previously entered into refinancing transactions in October 2015 (the “2015 Recapitalization”) and in April 2012 (the “2012 Recapitalization”). In connection with the 2015 Recapitalization, the Company issued $1.3 billion aggregate principal amount of fixed rate notes consisting of $500.0 million Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I (the “2015 Five-Year Notes”) and $800.0 million Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Ten-Year Notes” and, together with the 2015 Five-Year Notes, the “2015 Fixed Rate Notes”). Concurrent with the 2015 Recapitalization, the Company also issued a revolving financing facility which allowed for advances of up to $125.0 million of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 and issuances of letters of credit (the “2015 Variable Funding Notes” and together with the 2015 Fixed Rate Notes, the “2015 Notes”). The 2017 Notes and 2015 Notes are collectively referred to as the “Notes.”

A portion of the proceeds from the 2015 Recapitalization was used to make an optional prepayment of approximately $551.3 million in aggregate principal amount of the 2012 Fixed Rate Notes, at par, pay scheduled principal catch-up amounts on the 2012 Fixed Rate Notes, make an interest reserve deposit, pre-fund a portion of the principal and interest payable on the 2015 Fixed Rate Notes and pay transaction fees and expenses. In connection with the issuance and sale of the 2015 Variable Funding Notes, the Company permanently reduced to zero the commitment to fund the 2012 Variable Funding Notes and the 2012 Variable Funding Notes were cancelled. The Company also used a portion of the proceeds from the 2015 Recapitalization to enter into a $600.0 million accelerated share repurchase agreement (the “2015 ASR Agreement”) with a counterparty. See Note 10 for additional detail related to this transaction.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In connection with the 2012 Recapitalization, the Company issued $1.575 billion of Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the “2012 Fixed Rate Notes”) and a revolving financing facility that allowed for advances of up to $100.0 million of Series 2012-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2012 Variable Funding Notes”).

2017 Notes

The 2017 Notes have remaining scheduled principal payments of $19.0 million in each of 2018 through 2021, $871.8 million in 2022, $10.0 million in each of 2023 through 2026, and $907.5 million in 2027. During fiscal 2017, the Company made principal payments of approximately $4.8 million on the 2017 Notes.

The legal final maturity date of the 2017 Notes is October 2047, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2017 Floating Rate Notes and 2017 Five-year Fixed Rate Notes will be repaid on or prior to the anticipated repayment date occurring in July 2022, and the 2017 Ten-year Fixed Rate Notes will be repaid on or prior to the anticipated repayment date occurring in July 2027. If the Company has not repaid or refinanced the 2017 Notes prior to the applicable anticipated repayment dates, additional interest of at least 5% per annum will accrue, as defined in the related agreements.

The 2017 Variable Funding Notes allow for advances of up to $175.0 million and issuance of certain other credit instruments, including letters of credit. At the closing date of the 2017 Recapitalization, interest on the 2017 Variable Funding Notes was payable at a per year rate equal to LIBOR plus 180 basis points. On December 15, 2017, certain of the Company’s subsidiaries entered into an agreement to reduce the rate from LIBOR plus 180 basis points to LIBOR plus 150 basis points. The 2017 Variable Funding Notes were undrawn at closing. The unused portion of the 2017 Variable Funding Notes is subject to a commitment fee ranging from 50 to 100 basis points depending on utilization. It is anticipated that any amounts outstanding on the 2017 Variable Funding Notes will be repaid in full on or prior to July 2022, subject to two additional one-year extensions at the option of the Company, subject to certain conditions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the 2017 Variable Funding Notes equal to 5% per annum. At December 31, 2017, there were $46.7 million of letters of credit and $128.3 million of borrowing capacity under the $175.0 million 2017 Variable Funding Notes.

2015 Notes

The 2015 Notes have remaining scheduled principal payments of $13.0 million in each of 2018 and 2019, $490.5 million in 2020, $8.0 million in each of 2021 through 2024, and $732.0 million in 2025. During fiscal 2017, the Company made principal payments of approximately $6.5 million on the 2015 Notes.

The legal final maturity date of the 2015 Notes is in October 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2015 Five-Year Notes will be repaid on or prior to the anticipated repayment date occurring in October 2020 and the 2015 Ten-Year Notes will be repaid on or prior to the anticipated repayment date occurring in October 2025. If the Company has not repaid or refinanced the 2015 Fixed Rate Notes prior to the applicable anticipated repayment date, additional interest will accrue of at least 5% per annum, as defined in the related agreements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Debt Issuance Costs and Transaction-Related Expenses

During 2017 and in connection with the 2017 Recapitalization, the Company incurred approximately $6.4 million of net pre-tax expenses, primarily related to $5.5 million in expense related to the write-off of deferred financing fees associated with the repayment of the 2012 Fixed Rate Notes. The Company also incurred approximately $0.3 million of interest expense on the 2012 Fixed Rate Notes subsequent to the closing of the 2017 Recapitalization but prior to the repayment of the 2012 Fixed Rate Notes, resulting in the payment of interest on both the full amount of the 2012 and 2017 Notes for a short period of time. Further, the Company incurred $0.6 million of other net 2017 Recapitalization-related general and administrative expenses, including legal and professional fees. In connection with the 2017 Recapitalization, the Company recorded $16.8 million of debt issuance costs, which are being amortized into interest expense over the five and ten-year expected terms of the 2017 Notes.

During fiscal 2015 and in connection with the 2015 Recapitalization, the Company incurred approximately $8.1 million of net pre-tax expenses, primarily related to $6.9 million in expense related to the write-off of debt issuance costs associated with the partial repayment of the 2012 Fixed Rate Notes. The Company also incurred approximately $0.4 million of interest expense on the 2012 Fixed Rate Notes subsequent to the closing of the 2015 Recapitalization but prior to the repayment of the 2012 Fixed Rate Notes, resulting in the payment of interest on both the full amount of the 2012 and 2015 Fixed Rate Notes for a short period of time. Further, the Company incurred $0.9 million of other net 2015 Recapitalization-related general and administrative expenses, including legal and professional fees. In connection with the 2015 Recapitalization, the Company recorded $17.4 million of debt issuance costs, which are being amortized into interest expense over the five and ten-year expected terms of the 2015 Notes.

Guarantees and Covenants of the Notes

The Notes are guaranteed by certain subsidiaries of DPLLC and secured by a security interest in substantially all of the assets of the Company, including royalty and certain other income from all domestic and international stores, domestic supply chain income and intellectual property. The restrictions placed on the Company’s subsidiaries require that the Company’s principal and interest obligations have first priority and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of weekly cash flow that exceeds the required weekly interest reserve is generally remitted to the Company in the form of a dividend. However, once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries.

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the related agreements. The covenants, among other things, may limit the ability of certain of our subsidiaries to declare dividends, make loans or advances or enter into transactions with affiliates. In the event that certain covenants are not met, the Notes may become partially or fully due and payable on an accelerated schedule. In addition, the Company may voluntarily prepay, in part or in full, the Notes at any time, subject to certain make-whole interest obligations.

While the Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. The payment of principal of the 2017 Fixed and Floating Rate Notes and the 2015 Fixed Rate Notes shall be suspended if the leverage ratio for the Company is less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined. Scheduled principal payments will resume upon failure to satisfy the aforementioned leverage ratio on an ongoing basis and no catch-up provisions are applicable.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Prior to the 2017 Recapitalization and the repayment of the remaining principal and interest under the 2012 Fixed Rate Notes, the payment of principal of the 2012 Fixed Rate Notes and 2015 Fixed Rate Notes (i) shall be suspended if the leverage ratios for the Company are less than or equal to 4.5x total debt to adjusted EBITDA, as defined, and there are no scheduled principal catch-up amounts outstanding; provided, that during any such suspension, principal payments will continue to accrue and are subject to catch-up upon failure to satisfy the aforementioned leverage ratios on an ongoing basis.

During the first quarter of 2017, the Company met the maximum leverage ratios under the Company’s then outstanding 2012 Fixed Rate Notes and 2015 Notes of less than 4.5x, and, in accordance with the Company’s debt agreements, ceased debt amortization payments beginning in the second quarter of 2017. The Company continued to meet the maximum leverage ratios of less than 4.5x in the third quarter prior to the 2017 Recapitalization and accordingly, did not make previously scheduled debt amortization payments in accordance with the debt agreements. Subsequent to the 2017 Recapitalization, the Company’s leverage ratios exceeded the new maximum leverage ratio of 5.0x and, accordingly, the Company began making the scheduled amortization payments on the Notes.

In 2015 and up until the 2015 Recapitalization, the Company met the maximum leverage ratios of less than 4.5x and accordingly, did not make previously scheduled debt amortization payments in accordance with the debt agreements. Subsequent to the 2015 Recapitalization, the Company’s leverage ratios exceeded 4.5x and, accordingly, the Company began making the scheduled amortization payments as well as the required catch-up payments.

Consolidated Long-Term Debt

At December 31, 2017 and January 1, 2017, consolidated long-term debt consisted of the following (in thousands):

	2017	2016
5.216% Class A-2 Notes; repaid in connection with the 2017 Recapitalization	$—	$916,650
3.484% Class A-2-I Notes; expected repayment date October 2020; legal final maturity October 2045	492,500	495,000
4.474% Class A-2-II Notes; expected repayment date October 2025; legal final maturity October 2045	788,000	792,000
3.082% Class A-2-II Notes; expected repayment date July 2022; legal final maturity July 2047	598,500	—
4.118% Class A-2-III Notes; expected repayment date July 2027; legal final maturity July 2047	997,500	—
Floating Rate Class A-2-I Notes; expected repayment date July 2022; legal final maturity July 2047	299,250	—
2017 Variable Funding Notes	—	—
2015 Variable Funding Notes	—	—
Capital lease obligations	5,437	5,730
Debt issuance costs, net of accumulated amortization of $6.8 million in 2017 and $21.1 million in 2016	(27,373)	(21,503)

Total debt	3,153,814	2,187,877
Less – current portion	32,324	38,887

Consolidated long-term debt, net of debt issuance costs	$3,121,490	$2,148,990

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At December 31, 2017, maturities of long-term debt and capital lease obligations are as follows (in thousands):

2018	$32,324
2019	32,358
2020	509,896
2021	27,440
2022	880,238
Thereafter	1,698,931

$3,181,187

Fair Value Disclosures

Management estimated the approximate fair values of the 2012 Fixed Rate Notes, 2015 Notes and 2017 Notes as follows (in thousands):

	December 31, 2017		January 1, 2017
	Principal Amount	Fair Value	Principal Amount	Fair Value
2012 Seven-Year Fixed Rate Notes	$—	$—	$916,650	$932,233
2015 Five-Year Fixed Rate Notes	492,500	494,470	495,000	485,595
2015 Ten-Year Fixed Rate Notes	788,000	821,884	792,000	765,864
2017 Five-Year Fixed Rate Notes	598,500	592,515	—	—
2017 Ten-Year Fixed Rate Notes	997,500	1,023,435	—	—
2017 Five-Year Floating Rate Notes	299,250	300,746	—	—

The Notes are classified as a Level 2 measurement (Note 3), as the Company estimated the fair value amount by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s Notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value.

Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values calculated above.

(5)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2017, the future minimum rental commitments for all non-cancelable leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases	Total
2018	$45,064	$826	$45,890
2019	40,265	828	41,093
2020	35,124	831	35,955
2021	31,298	833	32,131
2022	26,668	836	27,504
Thereafter	58,982	4,343	63,325

Total future minimum rental commitments	$237,401	8,497	$245,898

Less – amounts representing interest		(3,060)

Total principal payable on capital leases		$5,437

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Future minimum rental commitments for non-cancelable leases do not include variable payments for common area maintenance, real estate taxes or insurance for our real estate leases or the rate per mile driven for our supply chain center tractors and trailers.

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. These matters referenced above could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management’s opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

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

(6)	INCOME TAXES

Income before provision for income taxes in 2017, 2016 and 2015 consists of the following (in thousands):

	2017	2016	2015
Domestic	$386,989	$334,892	$298,055
Foreign	13,164	9,766	8,160

	$400,153	$344,658	$306,215

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2017, 2016 and 2015 are summarized as follows (in thousands):

	2017	2016	2015
Federal income tax provision based on the statutory rate	$140,054	$120,630	$107,175
State and local income taxes, net of related Federal income taxes	11,520	9,787	8,589
Non-resident withholding and foreign income taxes	20,210	17,275	15,750
Foreign tax and other tax credits	(23,324)	(20,049)	(18,345)
Excess tax benefits from equity-based compensation	(27,227)	—	—
Non-deductible expenses, net	1,794	1,579	1,180
Unrecognized tax provision (benefit), net of related Federal income taxes	(173)	(98)	110
Other	(606)	856	(1,033)

	$122,248	$129,980	$113,426

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company adopted ASU 2016-09 during 2017, which is intended to simplify several areas of accounting for share-based compensation arrangements. As a result, excess tax benefits or deficiencies from equity-based compensation activity are now reflected in the Company’s consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in the consolidated statement of stockholders’ deficit. The adoption of ASU 2016-09 resulted in a decrease in our provision for income taxes of $27.2 million in 2017, primarily due to the recognition of excess tax benefits for options exercised and the vesting of equity awards. Refer to Note 1 for additional information related to the impact of adopting ASU 2016-09.

The components of the 2017, 2016 and 2015 consolidated provision for income taxes are as follows (in thousands):

	2017	2016	2015
Provision for Federal income taxes
Current provision	$81,747	$100,673	$84,071
Deferred provision (benefit)	6,732	(3,096)	862

Total provision for Federal income taxes	88,479	97,577	84,933
Provision for state and local income taxes
Current provision	14,131	15,091	11,892
Deferred provision (benefit)	(572)	37	851

Total provision for state and local income taxes	13,559	15,128	12,743
Provision for non-resident withholding and foreign income taxes	20,210	17,275	15,750

	$122,248	$129,980	$113,426

As of December 31, 2017 and January 1, 2017, the significant components of net deferred income taxes are as follows (in thousands):

	2017	2016
Deferred Federal income tax assets
Insurance reserves	$8,290	$11,202
Equity compensation	7,724	11,978
Other accruals and reserves	7,187	18,741
Bad debt reserves	309	1,005
Other	3,164	5,732

Total deferred Federal income tax assets	26,674	48,658

Deferred Federal income tax liabilities
Depreciation, amortization and asset basis differences	4,823	6,352
Capitalized software	18,522	25,869
Gain on debt extinguishments	2,722	9,073

Total deferred Federal income tax liabilities	26,067	41,294

Net deferred Federal income tax asset	607	7,364
Net deferred state and local income tax asset	2,143	1,571

Net deferred income taxes	$2,750	$8,935

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

For financial reporting purposes, the Company’s investment in foreign subsidiaries does not exceed its tax basis. Therefore, no deferred income taxes have been provided.

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

At December 31, 2017, the amount of unrecognized tax benefits was $1.8 million of which, if ultimately recognized, $1.5 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. At December 31, 2017, the Company had less than $0.1 million of accrued interest and no accrued penalties.

At January 1, 2017, the amount of unrecognized tax benefits was $2.0 million of which, if ultimately recognized, $1.6 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. At January 1, 2017, the Company had less than $0.1 million of accrued interest and no accrued penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 28, 2014	$2,939
Additions for tax positions of current year	233
Additions for tax positions of prior years	171
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(100)
Settlements during the period	(27)
Lapses of applicable statute of limitations	(1,101)

Balance as of January 3, 2016	2,115
Additions for tax positions of current year	209
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(33)
Lapses of applicable statute of limitations	(337)

Balance as of January 1, 2017	1,954
Additions for tax positions of current year	224
Additions for tax positions of prior years	42
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(10)
Lapses of applicable statute of limitations	(373)

Balance as of December 31, 2017	$1,837

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2014 and the relevant state and foreign statutes vary. The Company expects the current ongoing examinations to be concluded in the next twelve months and does not expect the assessment of any significant additional amounts in excess of amounts reserved.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes many changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. The Company did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

The remeasurement of the deferred tax assets and liabilities was not material to our 2017 financial statements. However, the remeasured amounts incorporate assumptions made based upon the Company’s current interpretation of the 2017 Tax Act, mainly related to the deductibility of certain officers’ compensation, and may change as the Company receives additional clarification and implementation guidance.

(7)	EMPLOYEE BENEFITS

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. Effective January 1, 2018, employees of the Company who have completed 1,000 hours of service and are at least 18 years of age are eligible to participate in the plan. The plan requires the Company to match 100% of the first 3% of each employee’s elective deferrals and 50% of the next 2% of each employee’s elective deferrals. During 2017, 2016 and 2015, the Company’s matching contributions were made in the form of cash and vested immediately. The expenses incurred for Company contributions to the plan were approximately $6.1 million, $5.2 million and $4.6 million in 2017, 2016 and 2015, respectively.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2017, 2016 or 2015.

The Company has an employee stock purchase discount plan (the “ESPDP”). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for at least one year. The Company purchases common stock on the open market for the ESPDP at the current market price. There were 21,744 shares, 23,317 shares and 23,994 shares of common stock in 2017, 2016 and 2015, respectively, purchased on the open market for participating employees at a weighted-average price of $188.57 in 2017, $131.74 in 2016 and $105.16 in 2015. The expenses incurred under the ESPDP were approximately $0.7 million, $0.5 million and $0.4 million in 2017, 2016 and 2015, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(8)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit. The Company’s exposure to credit loss for stand-by letters of credit is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of December 31, 2017 and January 1, 2017 are $46.7 million and $44.3 million, respectively, and relate to the Company’s insurance programs and supply chain center leases. The Company has also guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $1.5 million and $1.0 million as of December 31, 2017 and January 1, 2017, respectively.

(9)	EQUITY INCENTIVE PLANS

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statements of income based on the estimated fair value of the awards and is amortized over the requisite service period of each award.

The Company’s current equity incentive plan benefits certain of the Company’s employees and directors and is named the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). As of December 31, 2017, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 2,845,095 shares were authorized for grant but have not been granted.

The Company recorded total non-cash compensation expense of $20.7 million, $18.6 million and $17.6 million in 2017, 2016 and 2015 respectively. All non-cash compensation expense amounts are recorded in general and administrative expense. The Company recorded a deferred tax benefit related to non-cash compensation expense of approximately $5.2 million in 2017.

The Company adopted ASU 2016-09 during 2017, which is intended to simplify several areas of accounting for share-based compensation arrangements. As a result, excess tax benefits or deficiencies from equity-based compensation activity are now reflected in the Company’s consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in the consolidated statement of stockholders’ deficit. The Company also elected to account for forfeitures as they occur, rather than to use an estimate of expected forfeitures for financial statement reporting purposes. The Company’s election to account for forfeitures as they occur had an immaterial impact on its equity-based compensation expense. Refer to Note 1 for additional information related to the impact of adopting ASU 2016-09.

Stock Options

As of December 31, 2017, the number of stock options granted and outstanding under the 2004 Equity Incentive Plan was 2,238,114 options. Stock options granted under the 2004 Equity Incentive Plan and a predecessor plan prior to fiscal 2009 were generally granted with an exercise price equal to the market price at the date of the grant, expired ten years from the date of grant and vested over five years from the date of grant. Stock options granted in fiscal 2009 through fiscal 2012 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over three years from the date of grant. Stock options granted in fiscal 2013 through fiscal 2017 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over four years from the date of grant. Additionally, all stock options granted become fully exercisable upon vesting. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock option activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Common Stock Options
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Outstanding	Price	Life	Value
			(Years)	(In thousands)
Stock options at December 28, 2014	3,590,115	$22.47
Stock options granted	193,970	111.63
Stock options cancelled	(32,176)	73.55
Stock options exercised	(428,433)	11.70

Stock options at January 3, 2016	3,323,476	$28.57
Stock options granted	233,280	129.42
Stock options cancelled	(12,798)	104.23
Stock options exercised	(1,045,648)	14.38

Stock options at January 1, 2017	2,498,310	$43.54
Stock options granted	126,720	201.19
Stock options cancelled	(28,991)	101.97
Stock options exercised	(357,925)	17.05

Stock options at December 31, 2017	2,238,114	$55.94	4.7	$299,518

Exercisable at December 31, 2017	1,827,568	$36.61	3.9	$278,438

The total intrinsic value of stock options exercised was approximately $62.0 million, $128.0 million and $41.7 million in 2017, 2016 and 2015, respectively. Cash received from the exercise of stock options was approximately $6.1 million, $15.2 million and $4.8 million in 2017, 2016 and 2015, respectively. The tax benefit realized from stock options exercised was approximately $23.0 million, $46.1 million and $14.7 million in 2017, 2016 and 2015, respectively.

The Company recorded total non-cash compensation expense of $6.8 million, $4.9 million and $3.9 million in 2017, 2016 and 2015, respectively, related to stock option awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of December 31, 2017, there was $8.1 million of total unrecognized compensation cost related to unvested stock options granted under the 2004 Equity Incentive Plan which generally will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years.

Management estimated the fair value of each option grant made during 2017, 2016 and 2015 as of the date of the grant using the Black-Scholes option pricing method. Weighted average assumptions are presented in the following table. The risk-free interest rate is based on the estimated effective life, and is estimated based on U.S. Treasury Bond rates as of the grant date. The expected life is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price.

	2017	2016	2015
Risk-free interest rate	2.0%	1.3%	1.7%
Expected life (years)	5.5	5.5	5.5
Expected volatility	25.8%	26.0%	28.4%
Expected dividend yield	0.9%	1.2%	1.1%
Weighted average fair value per stock option	$49.57	$29.59	$28.45

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Option valuation models require the input of highly subjective assumptions. In management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options, as changes in subjective input assumptions can significantly affect the fair value estimate.

Other Equity-Based Compensation Arrangements

The Company granted 4,410 shares, 6,920 shares and 8,350 shares of restricted stock in 2017, 2016 and 2015, respectively, to members of its Board of Directors. These grants generally vest one year from the date of the grant and have a fair value equal to the market price of the Company’s stock on the grant date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. The Company recorded total non-cash compensation expense of $0.8 million, $0.9 million and $0.9 million in 2017, 2016 and 2015, respectively, related to these restricted stock awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of December 31, 2017, there was less than $0.1 million of total unrecognized compensation cost related to these restricted stock grants.

The Company granted 67,840 shares, 90,730 shares and 88,250 shares of performance-based restricted stock in 2017, 2016 and 2015, respectively, to certain employees of the Company. These performance-based restricted stock awards are separated into four tranches and have time-based and performance-based vesting conditions with the last tranche vesting four years from the issuance date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. These awards are considered granted for accounting purposes when the performance target is set, which is generally in the fourth quarter of each year. The Company recorded total non-cash compensation expense of $13.1 million, $12.8 million and $12.8 million in 2017, 2016 and 2015, respectively, related to these awards. All non-cash compensation expense amounts are recorded in general and administrative expense. As of December 31, 2017, there was an estimated $24.1 million of total unrecognized compensation cost related to performance-based restricted stock.

Restricted stock and performance-based restricted stock activity related to the 2004 Equity Incentive Plan is summarized as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2017	276,220	$97.48
Shares granted (1)	72,250	205.21
Shares cancelled	(16,109)	115.71
Shares vested	(137,757)	80.55

Nonvested at December 31, 2017	194,604	$147.94

(1)	The weighted average grant date fair value for performance-based restricted shares granted was calculated based on the market price on the grant dates. Certain tranches will ultimately be valued when the performance condition is established for each tranche, which generally occurs in the fourth quarter of each fiscal year.

(10)	CAPITAL STRUCTURE

The Company has a Board of Directors-approved open market share repurchase program of the Company’s common stock. The open market share repurchase program has historically been funded by excess cash flow.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On July 27, 2017, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.25 billion of the Company’s common stock. This repurchase program replaced the remaining availability under the Company’s previous $250.0 million share repurchase program. On August 2, 2017, the Company entered into the $1.0 billion 2017 ASR Agreement with a counterparty. Pursuant to the terms of the 2017 ASR Agreement, on August 3, 2017, as part of its new $1.25 billion share repurchase program, the Company used a portion of the proceeds from the 2017 Recapitalization to pay the counterparty $1.0 billion in cash to repurchase shares of the Company’s common stock. Final settlement of the 2017 ASR Agreement occurred on October 11, 2017. In connection with the 2017 ASR Agreement, the Company received and retired a total of 5,218,670 shares of its common stock at an average price of $191.62.

On October 23, 2015, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $800.0 million of the Company’s common stock. On October 27, 2015, the Company entered into the $600.0 million 2015 ASR Agreement with a counterparty. Pursuant to the terms of the 2015 ASR Agreement, on October 30, 2015, as part of its $800.0 million share repurchase authorization, the Company used a portion of the proceeds from the 2015 Recapitalization to pay the counterparty $600.0 million in cash and received 4,858,994 shares of the Company’s common stock. During the first quarter of 2016, the Company received and retired 456,936 shares of its common stock in connection with the final settlement of its $600.0 million accelerated share repurchase program. In connection with the 2015 ASR Agreement, the Company received and retired a total of 5,315,930 shares of its common stock at an average price of $112.87.

During 2017, 2016 and 2015, the Company repurchased 5,576,249 shares, 2,816,716 shares (including the 456,936 shares of its common stock received in the first quarter of 2016 in connection with the settlement of the 2015 ASR Agreement), and 6,152,918 shares of common stock for approximately $1.06 billion, $300.3 million and $738.6 million, respectively. At December 31, 2017, the Company had $198.5 million remaining under the $1.25 billion authorization. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital. In instances where there is no additional paid-in capital, the difference is recognized in retained deficit.

As of December 31, 2017, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at December 31, 2017 and January 1, 2017 are as follows:

	2017	2016
Voting	42,881,905	48,083,721
Non-Voting	16,424	16,422

Total Common Stock	42,898,329	48,100,143

(11)	SEGMENT INFORMATION

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

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The tables below summarize the financial information concerning the Company’s reportable segments for fiscal 2017, 2016 and 2015. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Supply Chain segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements. Tabular amounts presented below are in thousands.

	Domestic		International	Intersegment
	Stores	Supply Chain	Franchise	Revenues__	Other	Total
Revenues-
2017	$842,233	$1,874,943	$206,708	$(135,905)	—	$2,787,979
2016	751,284	1,669,000	176,999	(124,655)	—	2,472,628
2015	669,724	1,495,308	163,643	(112,147)	—	2,216,528
Segment Income-
2017	$306,406	$163,077	$161,263	N/A	$(46,958)	$583,788
2016	271,794	144,130	138,487	N/A	(42,802)	511,609
2015	240,942	127,155	130,650	N/A	(42,075)	456,672
Income from Operations-
2017	$298,852	$151,622	$161,066	N/A	$(90,308)	$521,232
2016	261,826	133,745	138,306	N/A	(79,835)	454,042
2015	233,248	117,185	130,601	N/A	(75,595)	405,439
Capital Expenditures-
2017	$20,579	$34,123	$28	N/A	$35,527	$90,257
2016	18,225	11,527	642	N/A	31,143	61,537
2015	25,120	9,928	—	N/A	27,317	62,365

The following table reconciles total Segment Income to income before provision for income taxes:

	2017	2016	2015
Total Segment Income	$583,788	$511,609	$456,672
Depreciation and amortization	(44,369)	(38,140)	(32,434)
Gains (losses) on sale/disposal of assets	3,148	(863)	(316)
Non-cash compensation expense	(20,713)	(18,564)	(17,623)
Recapitalization-related expenses	(622)	—	(860)

Income from operations	521,232	454,042	405,439
Interest income	1,462	685	313
Interest expense	(122,541)	(110,069)	(99,537)

Income before provision for income taxes	$400,153	$344,658	$306,215

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the Company’s identifiable asset information as of December 31, 2017 and January 1, 2017:

	2017	2016
Domestic Stores	$96,771	$89,220
Domestic supply chain	206,059	172,210
Total domestic assets	302,830	261,430

International Franchise	19,728	17,436
International supply chain	24,925	19,368

Total international assets	44,653	36,804
Unallocated	489,270	418,061

Total consolidated assets	$836,753	$716,295

Unallocated assets primarily include cash and cash equivalents, restricted cash and cash equivalents, advertising fund assets, investments in marketable securities, certain long-lived assets and deferred income taxes.

The following table summarizes the Company’s goodwill balance as of December 31, 2017 and January 1, 2017:

	2017	2016
Domestic Stores	$14,356	$14,991
Supply Chain	1,067	1,067

Consolidated goodwill	$15,423	$16,058

(12)	SALE AND CLOSURE OF COMPANY-OWNED STORES

During 2017, the Company sold 17 Company-owned stores to franchisees for proceeds of $6.8 million. In connection with the sale of the stores, the Company recorded a $4.0 million pre-tax gain on the sale of the related assets, which was net of a $0.6 million reduction in goodwill. The gain was recorded in general and administrative expense in the Company’s consolidated statements of income.

The Company closed one Company-owned store in 2016. In connection with the closure, the Company recorded a reduction of goodwill of less than $0.1 million in general and administrative expense in the Company’s consolidated statements of income.

During 2015, the Company sold four Company-owned stores to franchisees for proceeds of $1.2 million. In connection with the sale of the four stores, the Company recorded a $0.7 million pre-tax gain on the sale of the related assets, which was net of a $0.2 million reduction in goodwill. The gain was recorded in general and administrative expense in the Company’s consolidated statements of income.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(13) PERIODIC FINANCIAL DATA (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of 12 weeks while the last fiscal quarter consists of 16 weeks or 17 weeks. The fourth quarters of 2017 and 2016 are comprised of 16 weeks.

					For the Fiscal
	For the Fiscal Quarter Ended				Year Ended
	March 26,	June 18,	September 10,	December 31,	December 31,
	2017	2017	2017	2017	2017
Total revenues	$624,217	$628,611	$643,642	$891,509	$2,787,979
Operating margin	193,816	192,845	198,478	280,852	865,991
Income before provision for income taxes	90,514	88,532	84,551	136,556	400,153
Net income	62,469	65,741	56,368	93,327	277,905
Earnings per common share – basic (1)	$1.31	$1.37	$1.22	$2.17	$6.05
Earnings per common share – diluted (1)	$1.26	$1.32	$1.18	$2.09	$5.83
Common stock dividends declared per share	$0.46	$0.46	$0.46	$0.46	$1.84

					For the Fiscal
	For the Fiscal Quarter Ended				Year Ended
	March 27,	June 19,	September 11,	January 1,	January 1,
	2016	2016	2016	2017	2017
Total revenues	$539,175	$547,341	$566,677	$819,435	$2,472,628
Operating margin	167,216	171,838	173,903	254,734	767,691
Income before provision for income taxes	72,842	78,692	75,814	117,310	344,658
Net income	45,451	49,261	47,232	72,734	214,678
Earnings per common share – basic	$0.91	$1.00	$0.98	$1.52	$4.41
Earnings per common share – diluted (1)	$0.89	$0.98	$0.96	$1.48	$4.30
Common stock dividends declared per share	$0.38	$0.38	$0.38	$0.38	$1.52

(1)	Earnings per share figures may not sum to the total due to the rounding of each individual calculation.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(14) SUBSEQUENT EVENTS

On February 14, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.55 per common share payable on March 30, 2018 to shareholders of record at the close of business on March 15, 2018. The Board of Directors also authorized a new share repurchase program to repurchase up to $750.0 million of the Company’s common stock. This repurchase program replaces the remaining availability of approximately $198.5 million under the Company’s previously approved $1.25 billion share repurchase program that was authorized by the Board on July 27, 2017.

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

(c) Management’s Annual Report on Internal Control over Financial Reporting.

The management of Domino’s Pizza, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2017. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	65	Chairman of the Board of Directors
J. Patrick Doyle	54	President, Chief Executive Officer and Director
Jeffrey D. Lawrence	44	Executive Vice President, Chief Financial Officer
Richard E. Allison, Jr.	51	President, Domino’s International
Russell J. Weiner	49	President, Domino’s USA
Troy A. Ellis	52	Executive Vice President, Supply Chain Services
Stanley J. Gage	51	Executive Vice President, Team USA
Scott R. Hinshaw	55	Executive Vice President, Franchise Operations and Development
Timothy P. McIntyre	55	Executive Vice President, Communication, Investor Relations and Legislative Affairs
Kevin S. Morris	57	Executive Vice President, General Counsel
J. Kevin Vasconi	57	Executive Vice President, Chief Information Officer
Judith L. Werthauser	52	Executive Vice President, Chief People Officer
C. Andrew Ballard	45	Director
Andrew B. Balson	51	Director
Diana F. Cantor	60	Director
Richard L. Federico	63	Director
James A. Goldman	59	Director

David A. Brandon has served as our Chairman of the Board of Directors since March 1999. Mr. Brandon is currently Chairman and CEO of Toys “R” Us, Inc., the world’s largest specialty retailer of toy and baby products, a position he has held since July 2015. Previously, he was the Director of Athletics at the University of Michigan from March 2010 to October 2014. Mr. Brandon served as our Chief Executive Officer from March 1999 to March 2010 and was retained by the Company as a Special Advisor from March 2010 to January 2011. Prior to joining Domino’s, Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the Board of Directors of Valassis, Inc. from 1997 to 1998. In addition to serving on the Boards of Directors for Domino’s and Toys “R” Us, Mr. Brandon also serves on the boards of DTE Energy and Herman Miller Inc. He previously served on the boards of Burger King Corporation, Kaydon Corporation, Northwest Airlines and the TJX Companies, Inc.

J. Patrick Doyle has served as our President and Chief Executive Officer since March 2010 and was appointed to the Board of Directors in February 2010. Mr. Doyle served as President, Domino’s USA from September 2007 to March 2010, Executive Vice President, Team USA from 2004 to 2007, Executive Vice President of International from May 1999 to October 2004 and as interim Executive Vice President of Build the Brand from December 2000 to July 2001. Mr. Doyle served as Senior Vice President of Marketing from the time he joined Domino’s in 1997 until May 1999. Mr. Doyle serves on the Board of Directors of Best Buy Co., Inc. and also previously served on the Board of Directors of G&K Services, Inc. In January 2018, Mr. Doyle announced that he will resign from his position as President, Chief Executive Officer and Director of the Company effective June 30, 2018.

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

Richard E. Allison, Jr. has served as our President, Domino’s International since October 2014, after joining the Company in March 2011 as Executive Vice President of International. In January 2018, the Company announced that the Board of Directors has appointed Mr. Allison to succeed Mr. Doyle as the Company’s Chief Executive Officer, effective July 1, 2018. Mr. Allison shall also be appointed to the Company’s Board of Directors as soon as practical after July 1, 2018. Prior to joining Domino’s, Mr. Allison served as a Partner at Bain & Company, Inc. from 2004 through December 2010, as co-leader of Bain’s restaurant practice and was employed with Bain & Company for more than 13 years.

Russell J. Weiner has served as President, Domino’s USA (which represents our domestic franchised and Company-owned store operations, in addition to U.S. marketing) since October 2014. Mr. Weiner served as Executive Vice President and Chief Marketing Officer, from September 2008 to October 2014. In January 2018, the Company announced that the Board of Directors has appointed Mr. Weiner to the newly-created role of Chief Operating Officer and President of the Americas, effective July 1, 2018. Prior to joining Domino’s, Mr. Weiner held various marketing positions at PepsiCo, Inc. from 1998 to 2008, most recently serving as Vice President of Marketing, Colas for Pepsi-Cola North America. Mr. Weiner serves on the Board of Directors of The Clorox Company.

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

Stanley J. Gage has served as our Executive Vice President, Team USA (which represents our Company-owned store division) since August 2014. Prior to his appointment, Mr. Gage served as Vice President of the Americas Region and International Training since October 2012 and as Vice President of Operations Training and Support from 2008 through October 2012. Mr. Gage joined Domino’s in 1985.

Scott R. Hinshaw has served as our Executive Vice President, Franchise Operations and Development since January 2008. Mr. Hinshaw served as Executive Vice President, Team USA from September 2007 to January 2008. Mr. Hinshaw also served as a Vice President within Team USA from 1994 through September 2007. Mr. Hinshaw joined Domino’s in 1986.

Timothy P. McIntyre has served as Executive Vice President, Communication, Investor Relations and Legislative Affairs since May 2016. Mr. McIntyre served as Vice President of Communication from August 1997 to May 2016. Mr. McIntyre serves on Eastern Michigan University’s College of Business Marketing Advisory Board and served on the Board of Directors of Food Gatherers through December 2017. Mr. McIntyre joined Domino’s in 1985.

Kevin S. Morris has served as our Executive Vice President, General Counsel since January 2017. Prior to joining Domino’s, Mr. Morris served at New York-based Equinox Holdings, Inc. and its various operating subsidiaries and affiliates from December 2012 to January 2017, most recently as Senior Vice President, General Counsel and Corporate Secretary. Mr. Morris operated his own private legal practice from July 2009 to November 2012. Prior to 2009, Mr. Morris served as Vice President and Associate General Counsel at Global Hyatt Corporation (the predecessor in interest to Hyatt Hotels Corporation) from 1999 to 2008. Prior to 1999, Mr. Morris served as a Senior International Attorney and Staff Director at McDonald’s Corporation after beginning his career as an attorney at Rudnick & Wolfe.

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

Judith L. Werthauser has served as Executive Vice President and Chief People Officer since January 2016. Ms. Werthauser previously served as Senior Vice President of Human Resources at Target Corp. Ms. Werthauser joined Target in 2008, holding increasing levels of human resources responsibilities. Prior to Target, Ms. Werthauser was Senior Vice President of Human Resources for U.S. Bancorp in Minneapolis, held several senior human resources positions at Marshall Field’s department stores and directed student programs at the University of Minnesota. Ms. Werthauser was also the co-owner and operations leader of Aljohn’s and Junkyard Retailers, a diverse retailing and manufacturing company that she grew from one to 11 locations.

C. Andrew Ballard has served on our Board of Directors since July 2015 and is a member of the Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors. Mr. Ballard currently serves as the CEO and Co-founder of Wiser Solutions, Inc., a technology and data company, and is also the Founder and Managing Partner of Figtree Partners, an investment firm focused on digital media. In addition, he is a Senior Advisor at the private equity firm Hellman & Friedman, where he was previously a Managing Director. Prior to joining Hellman & Friedman in 2003, Mr. Ballard worked at Bain Capital in San Francisco and Boston, as well as Bain & Company from 1994 to 2002. In addition to serving on Domino’s Board, Mr. Ballard is currently Chairman of Datacor, Inc. and Vice Chairman of Zignal Labs, and has held previous board roles at Activant Solutions Inc., Catalina Marketing Corporation, DoubleClick Inc., Getty Images, Internet Brands, Inc. and Vertafore, Inc. Mr. Ballard is the Chair of the Board of Trustees and Chair of the Investment Committee of the San Francisco Foundation. He is also actively involved with Family Connections, a tuition free preschool for under-served families.

Andrew B. Balson has served on our Board of Directors since March 1999 and serves as the Chairperson of the Compensation Committee of the Board of Directors. Mr. Balson is currently the Managing Partner of Cove Hill Partners, a firm formed to make private equity investments. Previously, Mr. Balson was the CEO of Match Beyond, a position he held from January 2015 to June 2016. Prior to becoming the CEO of Match Beyond, Mr. Balson was a Managing Director at Bain Capital, a global investment company, from 2001 to 2013. Mr. Balson became a Principal of Bain Capital in January 1998. Mr. Balson previously served on the Boards of Directors of Bloomin’ Brands, Inc., FleetCor Technologies, Inc., Dunkin’ Brands, Inc., Skylark Co., Ltd., Bellsystem24, Burger King Corporation, and Bright Horizons Solutions, as well as numerous private companies.

Diana F. Cantor has served on our Board of Directors since October 2005, serves as the Chairperson of the Audit Committee of the Board of Directors and also serves on the Nominating and Corporate Governance Committee of the Board of Directors. Ms. Cantor is currently a Partner at Alternative Investment Management, LLC, a position she has held since January 2010, and is the Vice Chairman of the Virginia Retirement System, where she also serves on the Audit and Compliance Committee. Ms. Cantor was a Managing Director with New York Private Bank and Trust from January 2008 through the end of 2009. Ms. Cantor served as Executive Director of the Virginia College Savings Plan, the state’s 529 college savings program, from 1996 to January 2008. Ms. Cantor served seven years as Vice President of Richmond Resources, Ltd. from 1990 through 1996, and as Vice President of Goldman, Sachs & Co. from 1985 to 1990. Ms. Cantor serves on the Board of Directors of Universal Corporation, and she previously served on the Boards of Directors of Media General, Inc., Revlon, Inc., Vistage International, Knowledge Universe – US, Edelman Financial Services and Service King Body and Paint LLC.

Richard L. Federico has served on our Board of Directors since February 2011 and is a member of the Audit Committee and the Compensation Committee of the Board of Directors. Mr. Federico is currently the Non-Executive Chairman of P.F. Chang’s China Bistro Inc., based in Scottsdale, Arizona. Mr. Federico previously served as the Chairman and Chief Executive Officer or Co-Chief Executive Officer of P.F. Chang’s from September 1997 to March 2015 and as Executive Chairman from March 2015 to February 2016. Mr. Federico serves as the Chairman of the Board of Directors of Jamba Inc., also serves on a private company board, and is a founding director of Chances for Children.

James A. Goldman has served on our Board of Directors since March 2010 and serves as the Chairperson of the Nominating and Corporate Governance Committee and as a member of the Audit Committee of the Board of Directors. Mr. Goldman served as President and CEO and Board member of Godiva Chocolatier Inc., based in New York City from 2004 to 2014. Mr. Goldman was President of the Food and Beverage Division at Campbell Soup Company from 2001 to 2004. Mr. Goldman worked in various executive positions at Nabisco Inc. from 1992 to 2000. Prior to his work at Nabisco Inc., Mr. Goldman was a senior consulting associate at McKinsey & Co. Mr. Goldman is currently a Senior Advisor at Eurazeo, a private equity firm listed on the Paris Stock Exchange. Mr. Goldman is also currently on the Board of Trustees of Save the Children in Fairfield, CT, the Executive Board of the International Tennis Hall of Fame in Newport, RI and the Advisory Boards of FEED Projects in New York, NY and Sugarfina in Los Angeles, CA. Mr. Goldman previously served as a member of the Board of Directors at The Children’s Place Retail and served on its Compensation Committee. Mr. Goldman previously served on the Board of Trustees at the YMCA Camps Becket and Chimney Corners in Becket, MA.

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 31, 2017.

Item 11.	Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 31, 2017. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 31, 2017.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 31, 2017.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)1. Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and January 1, 2017
Consolidated Statements of Income for the Years Ended December 31, 2017, January 1, 2017 and January 3, 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, January 1, 2017 and January 3, 2016
Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2017, January 1, 2017 and January 3, 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, January 1, 2017 and January 3, 2016
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

3.	Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit Number	Description

3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed on April 13, 2004 (Reg. No. 333-114442) (the “S-1”)).

3.2	Certificate of Amendment to the Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 14, 2015).

3.3	Second Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K for the year ended January 3, 2016).

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the Domino’s, Inc. registration statement on Form S-4 filed on March 22, 1999 (Reg. No. 333-74797)).

10.2	Fourth Amendment to the Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 28, 2012 (Incorporated by reference to Exhibit 10.2 to the registrant’s annual report on Form 10-K for the year ended December 30, 2012 (the “2012 10-K”)).

10.3	Fifth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of February 1, 2015 (Incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K for the year ended January 1, 2017 (the “2016 10-K”)).

10.4	Sixth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of February 1, 2015 (Incorporated by reference to Exhibit 10.4 to the 2016 10-K).

10.5	Seventh Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of April 19, 2016 (Incorporated by reference to Exhibit 10.5 to the 2016 10-K).

10.6	Eighth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of November 4, 2016 (Incorporated by reference to Exhibit 10.6 to the 2016 10-K).

10.7	Ninth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of February 16, 2017 (Incorporated by reference to Exhibit 10.7 to the 2016 10-K).

10.8	Tenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of November 7, 2017.

10.9*	Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended January 1, 2006).

10.10*	First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended December 31, 2006).

10.11*	Second Amendment to the Domino’s Pizza Deferred Compensation Plan effective February 8, 2013 (Incorporated by reference to Exhibit 10.5 to the 2012 10-K).

10.12*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 22, 2009 (the “March 2009 10-Q”)).

10.13*	Form of Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the 2012 10-K).

10.14*	Form of 2013 Special Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to the 2012 10-K).

10.15*	Form of Director Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2009 10-Q).

10.16*	Form of Amendment to Existing Director Stock Option Grants (Incorporated by reference to Exhibit 10.5 to the March 2009 10-Q).

10.17*	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.12 to the 2012 10-K).

10.18*	Form of 2013 Special Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13 to the 2012 10-K).

10.19*	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the 2012 10-K).

10.20*	Form of 2013 Special Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.15 to the 2012 10-K).

10.21*	Form of Domino’s Pizza, Inc. 2004 Equity Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the year ended January 3, 2010).

10.22*	Amended and Restated Domino’s Pizza Senior Executive Annual Incentive Plan. (Incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended January 2, 2011).

10.23*	Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan (Incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 29, 2013).

10.24*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.25*	Form of 2018 Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on January 11, 2018 (the “January 2018 8-K”)).

10.26*	Employment Agreement dated as of February 23, 2015 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended December 28, 2014 (the “2014 10-K”)).

10.27*	Time Sharing Agreement dated as of February 23, 2015 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.21 to the 2014 10-K).

10.28*	Employment Agreement dated as of August 28, 2015 between Domino’s Pizza LLC and Jeffrey Lawrence (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 6, 2015).

10.29*	Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 1.01 to the registrant’s current report on Form 8-K filed on September 4, 2008).

10.30*	Amendment to the Employment agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on December 24, 2008).

10.31*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 20, 2010).

10.32*	Employment Agreement dated as of January 8, 2018 between Domino’s Pizza, Inc., Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.2 to the January 2018 8-K).

10.33*	Employment Agreement dated as of March 14, 2011 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 27, 2011).

10.34*	Employment Agreement dated as of January 8, 2018 between Domino’s Pizza, Inc., Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 to the January 2018 8-K).

10.35*	Time Sharing Agreement dated as of January 8, 2018 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.3 to the January 2018 8-K).

10.36*	Employment Agreement dated as of December 7, 2016 between Domino’s Pizza LLC and Kevin S. Morris.

10.37	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).

10.38	Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on March 19, 2012 (the “March 2012 8-K”)).

10.39	First Supplement dated as of September 16, 2013 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on October 22, 2015 (the “October 2015 8-K”)).

10.40	Second Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.2 to the October 2015 8-K).

10.41	Third Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.3 to the October 2015 8-K).

10.42	Fourth Supplement dated as of July 24, 2017 to the Amended and Restated Base Indenture dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on July 25, 2017 (the “July 2017 8-K”)).

10.43	Series 2012-1 Supplement dated March 15, 2012 to the Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer of the Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 and the Series 2012-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2012-1 Securities Intermediary (Incorporated by reference to Exhibit 4.2 to the March 2012 8-K).

10.44	Series 2015-1 Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer of the Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I, the Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II and the Series 2015-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2015-1 Securities Intermediary (Incorporated by reference to Exhibit 4.4 to the October 2015 8-K).

10.45	Series 2017-1 Supplement dated as of July 24, 2017 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee, Series 2017-1 Securities Intermediary and Calculation Agent (Incorporated by reference to Exhibit 4.2 to the July 2017 8-K).

10.46	Purchase Agreement dated as of October 14, 2015 among Domino’s Pizza Master Issuer LLC, Domino’s IP Holder LLC, Domino’s Pizza Distribution LLC and Domino’s SPV Canadian Holding Company Inc. for the Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I and the Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II (Incorporated by reference to Exhibit 10.1 to the October 2015 8-K).

10.47	Purchase Agreement dated as of June 12, 2017 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, Domino’s Pizza, Inc. and Domino’s Inc., as parent companies, and Guggenheim Securities, LLC and Barclays Capital Inc., as initial purchasers (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on June 14, 2017 (the “June 2017 8-K”)).

10.48	Class A-1 Note Purchase Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s IP Holder LLC, Domino’s Pizza Distribution LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer, Domino’s Pizza LLC, as Manager, certain conduit investors, certain financial institutions and certain funding agents, Barclays Bank PLC, as L/C Provider, as Swingline Lender and as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the March 2012 8-K).

10.49	Class A-1 Note Purchase Agreement dated as of October 21, 2015 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC, Domino’s EQ LLC and Domino’s SPV Guarantor LLC, each as Guarantor, Domino’s Pizza LLC, as Manager, certain conduit investors, certain financial institutions and certain funding agents, Rabobank Nederland, New York Branch, as L/C Provider, as Swingline Lender and as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the October 2015 8-K).

10.50	Class A-1 Note Purchase Agreement dated June 12, 2017 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Rabobank U.A., New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (Incorporated by reference to Exhibit 10.2 to the June 2017 8-K).

10.51	Amended and Restated Guarantee and Collateral Agreement dated as of March 15, 2012 among Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the March 2012 8-K).

10.52	Amended and Restated Management Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the March 2012 8-K).

10.53	Amendment No. 1 dated as of October 21, 2015 to the Amended and Restated Management Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the October 2015 8-K).

10.54	Amendment No. 2 dated as of July 24, 2017 to the Amended and Restated Management Agreement dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s SPV Guarantor LLC, Domino’s Pizza LLC, as manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.1 to the July 2017 8-K)).

10.55	Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the October 2015 8-K).

10.56	Amendment No. 1 dated as of October 21, 2015 to the Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.5 to the October 2015 8-K).

10.57	Master Confirmation – Uncollared Accelerated Share Repurchase dated as of October 27, 2015 between Domino’s Pizza, Inc., and JP Morgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.1 to the registrant’s the current report on Form 8-K filed on October 27, 2015).

10.58	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated August 2, 2017 (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on August 2, 2017).

10.59	Omnibus Amendment No. 1, dated December 15, 2017, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Rabobank U.A., New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on December 19, 2017).

10.60	Agreement dated as of January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2009).

10.61	Board of Directors’ Compensation.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

Item 16.	Form 10-K Summary.

Not applicable.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	January 1,
	2017	2017
ASSETS
ASSETS:
Cash	$6	$6

Total assets	$6	$6
LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Equity in net deficit of subsidiaries	$2,735,384	$1,883,143
Due to subsidiary	6	6
Total liabilities	2,735,390	1,883,149
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 42,898,329 in 2017 and 48,100,143 in 2016 issued and outstanding	429	481
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	5,654	1,006
Retained deficit	(2,739,437)	(1,881,520)
Accumulated other comprehensive loss	(2,030)	(3,110)
Total stockholders’ deficit	(2,735,384)	(1,883,143)
Total liabilities and stockholders’ deficit	$6	$6

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 31, 2017	January 1, 2017	January 3, 2016
REVENUES	$—	$—	$—

Total revenues	—	—	—
OPERATING EXPENSES	—	—	—
Total operating expenses	—	—	—
INCOME FROM OPERATIONS	—	—	—
Equity earnings in subsidiaries	277,905	214,678	192,789
INCOME BEFORE PROVISION FOR INCOME TAXES	277,905	214,678	192,789
PROVISION FOR INCOME TAXES	—	—	—
NET INCOME	$277,905	$214,678	$192,789
COMPREHENSIVE INCOME	$278,985	$215,116	$191,902
EARNINGS PER SHARE:

Common Stock – basic	$6.05	$4.41	$3.58

Common Stock – diluted	$5.83	$4.30	$3.47

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31,	January 1,	January 3,
	2017	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by operating activities	$299,576	$281,731	$226,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends from subsidiaries	852,325	82,856	594,591

Net cash provided by investing activities	852,325	82,856	594,591

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock dividends	(84,298)	(73,925)	(80,329)
Purchase of common stock	(1,064,253)	(300,250)	(738,557)
Other	(3,350)	9,588	(2,617)

Net cash used in financing activities	(1,151,901)	(364,587)	(821,503)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	6	6	6

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$6	$6	$6

See accompanying notes to the Schedule I.

DOMINO’S PIZZA, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)	INTRODUCTION AND BASIS OF PRESENTATION

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

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new standard was effective for the Parent Company beginning January 2, 2017.

As a result, excess tax benefits or deficiencies from equity-based compensation activity are reflected in the parent company condensed statements of income and comprehensive income as a component of equity earnings in subsidiaries. The Company also elected to account for forfeitures as they occur, rather than to use an estimate of expected forfeitures for financial statement reporting purposes. The adoption of ASU 2016-09 resulted in an increase to net income of $27.2 million in fiscal 2017, primarily due to the recognition of excess tax benefits for options exercised and the vesting of equity awards. The Company’s election to account for forfeitures as they occur had an immaterial impact on its equity-based compensation expense.

(2)	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During 2017, 2016 and 2015, the Parent Company received dividends from its subsidiaries primarily consisting of amounts received to repurchase common stock in connection with the Company’s 2017 and 2015 recapitalization transactions. See Note 4 to the Company’s consolidated financial statements as filed in this Form 10-K for a description of the recapitalization transactions that occurred in 2017 and 2015.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Domino’s Pizza, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Additions/ Deductions from Reserves *	Translation Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
2017	$2,342	$(88)	$(830)	$—	$1,424
2016	2,662	(51)	(269)	—	2,342
2015	3,361	(582)	(109)	(8)	2,662

*	Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Chief Financial Officer

February 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ J. Patrick Doyle	President, Chief Executive Officer and Director (Principal Executive Officer)
J. Patrick Doyle
February 20, 2018

/s/ Jeffrey D. Lawrence	Chief Financial Officer
Jeffrey D. Lawrence	(Principal Financial and Accounting Officer)
February 20, 2018

/s/ David A. Brandon	Chairman of the Board of Directors
David A. Brandon
February 20, 2018

/s/ C. Andrew Ballard	Director
C. Andrew Ballard
February 20, 2018

/s/ Andrew B. Balson	Director
Andrew B. Balson
February 20, 2018

/s/ Diana F. Cantor	Director
Diana F. Cantor
February 20, 2018

/s/ Richard L. Federico	Director
Richard L. Federico
February 20, 2018

/s/ James A. Goldman	Director
James A. Goldman

February 20, 2018