Form 10-Q
period 2018-03-25
DOMINOS PIZZA INC
filed 2018-04-26
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2018

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

As of April 19, 2018, Domino’s Pizza, Inc. had 42,281,423 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 25, 2018	December 31, 2017 (Note)
Assets
Current assets:
Cash and cash equivalents	$44,609	$35,768
Restricted cash and cash equivalents	145,186	191,762
Accounts receivable, net	174,416	173,677
Advertising fund assets, restricted	112,265	120,223
Inventories	41,229	39,961
Prepaid expenses and other	18,718	18,389

Total current assets	536,423	579,780

Property, plant and equipment:
Land and buildings	31,907	29,171
Leasehold and other improvements	131,739	128,613
Equipment	222,439	216,599
Construction in progress	26,689	32,482

	412,774	406,865
Accumulated depreciation and amortization	(243,249)	(237,279)

Property, plant and equipment, net	169,525	169,586

Other assets:
Goodwill	15,423	15,423
Capitalized software, net	55,976	52,823
Other assets	16,884	16,391
Deferred income taxes	4,069	2,750

Total other assets	92,352	87,387

Total assets	$798,300	$836,753

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$32,342	$32,324
Accounts payable	88,979	106,894
Insurance reserves	21,466	20,754
Dividends payable	24,006	536
Advertising fund liabilities	105,830	120,223
Other accrued liabilities	112,143	117,554

Total current liabilities	384,766	398,285

Long-term liabilities:
Long-term debt, less current portion	3,117,193	3,121,490
Insurance reserves	31,362	30,611
Other accrued liabilities	35,843	21,751

Total long-term liabilities	3,184,398	3,173,852

Stockholders’ deficit:
Common stock	426	429
Additional paid-in capital	137	5,654
Retained deficit	(2,768,591)	(2,739,437)
Accumulated other comprehensive loss	(2,836)	(2,030)

Total stockholders’ deficit	(2,770,864)	(2,735,384)

Total liabilities and stockholders’ deficit	$798,300	$836,753

Note: The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarters Ended
(In thousands, except per share data)	March 25, 2018	March 26, 2017
Revenues:
Domestic Company-owned stores	$121,186	$113,545
Domestic franchise royalties and fees	89,490	79,901
Supply chain	440,063	388,553
International franchise royalties and fees	52,421	42,218
Domestic franchise advertising	82,211	—

Total revenues	785,371	624,217

Cost of sales:
Domestic Company-owned stores	93,038	87,184
Supply chain	392,468	343,217

Total cost of sales	485,506	430,401

Operating margin	299,865	193,816

General and administrative	84,178	77,782
Domestic franchise advertising	82,211	—

Income from operations	133,476	116,034
Interest income	480	111
Interest expense	(30,286)	(25,631)

Income before provision for income taxes	103,670	90,514
Provision for income taxes	14,843	28,045

Net income	$88,827	$62,469

Earnings per share:
Common stock – basic	$2.07	$1.31
Common stock – diluted	2.00	1.26
Dividends declared per share	$0.55	$0.46

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarters Ended
(In thousands)	March 25, 2018	March 26, 2017
Net income	$88,827	$62,469
Currency translation adjustment	(455)	67

Comprehensive income	$88,372	$62,536

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarters Ended
(In thousands)	March 25, 2018	March 26, 2017
Cash flows from operating activities:
Net income	$88,827	$62,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,069	9,498
Losses on sale/disposal of assets	365	182
Amortization of debt issuance costs	1,177	1,400
Provision for deferred income taxes	566	6,232
Non-cash compensation expense	6,063	5,220
Excess tax benefits from equity-based compensation	(8,410)	(6,498)
Other	(57)	(52)
Changes in operating assets and liabilities	(15,405)	7,242
Changes in advertising fund assets and liabilities, restricted	(519)	(9,065)

Net cash provided by operating activities	83,676	76,628
Cash flows from investing activities:
Capital expenditures	(13,647)	(12,444)
Proceeds from sale of assets	—	779
Maturities of advertising fund investments, restricted	4,007	—
Other	(499)	544

Net cash used in investing activities	(10,139)	(11,121)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(8,078)	(9,718)
Proceeds from exercise of stock options	3,718	1,433
Purchases of common stock	(101,084)	(12,721)
Tax payments for restricted stock upon vesting	(2,299)	(4,896)
Payments of common stock dividends and equivalents	(79)	(253)

Net cash used in financing activities	(107,822)	(26,155)

Effect of exchange rate changes on cash	48	32

Change in cash and cash equivalents, restricted cash and cash equivalents	(34,237)	39,384

Cash and cash equivalents, beginning of period	35,768	42,815
Restricted cash and cash equivalents, beginning of period	191,762	126,496
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	27,316	25,091

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	254,846	194,402

Cash and cash equivalents, end of period	44,609	52,094
Restricted cash and cash equivalents, end of period	145,186	165,666
Cash and cash equivalents included in advertising fund assets, restricted, end of period	30,814	16,026

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$220,609	$233,786

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

March 25, 2018

1. Basis of Presentation and Updates to Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended December 31, 2017 included in the Company’s 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 20, 2018 (the “2017 Form 10-K”).

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended March 25, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2018.

Reclassification of Revenues

Beginning in the first quarter of 2018, the Company began managing its franchised stores in Alaska and Hawaii as part of its Domestic Stores segment (Note 2). Prior to 2018, the revenues from these franchised stores were included in the Company’s International Franchise segment (Note 2). International franchise revenues for the first quarter of 2017 include $0.6 million of franchise revenues related to these stores. These amounts have not been reclassified to conform to the current year presentation due to immateriality.

Updates to Significant Accounting Policies

The Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) in the first quarter of 2018. As a result, the Company updated its significant accounting policies for revenue recognition and the recognition of advertising costs below. Refer to Note 12 for the full impact of the adoption of ASC 606 on the Company’s financial statements.

Revenue Recognition

Domestic Company-owned stores revenues were $121.2 million in the first quarter of 2018 and were comprised of retail sales of food through Company-owned Domino’s Pizza stores located in the United States. Domestic Company-owned store revenues are recognized when the items are delivered to or carried out by customers and customer payments are generally due at the time of sale. Sales taxes related to these sales are collected from customers and remitted to the appropriate taxing authority and are not reflected in the Company’s condensed consolidated statements of income as revenue.

Domestic franchise royalties and fees were $89.5 million in the first quarter of 2018 and are primarily comprised of royalties and fees from Domino’s Pizza franchisees with operations in the United States. Royalty revenues are based on a percentage of franchise sales and are recognized when the items are delivered to or carried out by franchise customers. Domestic franchise fee revenue primarily relates to per-transaction technology fees that are recognized as the related sales occur. Payments for domestic royalties and fees are generally due within seven days of the prior week end date.

Supply chain revenues were $440.1 million in the first quarter of 2018 and were primarily comprised of sales of food, equipment and supplies to franchised Domino’s Pizza stores located in the United States and Canada. Revenues from the sale of food are recognized upon delivery of the food to franchisees and payments for food purchases are generally due within 30 days of the shipping date. Revenues from the sale of equipment and supplies are recognized upon delivery or shipment of the related products to franchisees, based on shipping terms, and payments for equipment and supplies are generally due within 90 days of the shipping date. The Company also offers profit sharing rebates and volume discounts to its supply chain customers. Obligations for profit sharing rebates are calculated each period based on actual results of its supply chain centers and are recognized as a reduction to revenue. Volume discounts are based on annual sales. Each period, the Company estimates the amount that will be earned and records a reduction to revenue.

International franchise royalties and fees were $52.4 million in the first quarter of 2018 and were primarily comprised of royalties and fees from Domino’s Pizza franchisees outside of the United States. Royalty revenues are recognized when the items are delivered to or carried out by franchise customers. Store opening fees received from international franchisees are recognized as revenue on a straight-line basis over the term of each respective franchise store agreement, which is typically 10 years. Development fees received from international master franchisees are also deferred when amounts are received and are recognized as revenue on a straight-line basis over the term of the respective master franchise agreement. International franchise royalties and fees are invoiced at least quarterly and payments are generally due within 60 days.

As of January 1, 2018 and March 25, 2018, the contract liability recorded for store opening fees and development fees was $19.4 million and $18.9 million, respectively. During the first quarter of 2018, the Company recognized $1.1 million in revenue related to development fees and store opening fees.

Domestic franchise advertising revenues were $82.2 million in the first quarter of 2018 and are primarily comprised of contributions from Domino’s Pizza franchisees with operations in the United States to the Domino’s National Advertising Fund Inc. (“DNAF”), the Company’s not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities in the United States. These contributions are based on a percentage of franchise sales and are recognized when items are delivered to or carried out by franchisees’ customers. Payments for domestic franchise advertising revenues are generally due within seven days of the prior week end date. Although these revenues are restricted to be used only for advertising and promotional activities to benefit franchised stores, the Company has determined there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from its domestic royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the Company’s condensed consolidated statement of income.

Advertising Costs

Domestic Stores (Note 2) are required to contribute a certain percentage of sales to DNAF. Domestic franchise advertising costs are accrued and expensed when the related domestic franchise advertising revenues are recognized, as DNAF is obligated to expend such revenues on advertising. Advertising costs funded by our Company-owned stores are generally expensed as incurred and are included in general and administrative expense. The contributions from Company-owned stores that have not yet been expended are included in advertising fund assets, restricted, on the Company’s consolidated balance sheet. As of March 25, 2018, advertising fund assets, restricted of $112.3 million includes approximately $6.5 million of Company-owned store contributions that had not yet been expended and approximately $105.8 million which primarily consists of cash, investments and accounts receivable from our domestic franchisees.

2. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which the Company refers to as Segment Income, for each of its reportable segments.

	Fiscal Quarters Ended March 25, 2018 and March 26, 2017
	Domestic Stores (1)	Supply Chain	International Franchise (2)	Intersegment Revenues	Other	Total

Revenues
2018	$292,887	$473,956	$52,421	$(33,893)	$—	$785,371
2017	193,446	420,006	42,218	(31,453)	—	624,217
Income from operations
2018	$75,289	$37,372	$41,524	N/A	$(20,709)	$133,476
2017	67,327	35,959	33,174	N/A	(20,426)	116,034
Segment Income
2018	$78,344	$40,156	$41,572	N/A	$(9,099)	$150,973
2017	69,874	38,514	33,218	N/A	(10,672)	130,934

(1)	The Domestic Stores segment includes $82.2 million in revenues related to franchise advertising contributions in the first quarter of 2018 due to the adoption of ASC 606 (Note 12). These contributions did not have an impact on income from operations or Segment Income.

(2)	The International Franchise segment includes $0.6 million in revenues, income from operations and Segment Income in the first quarter of 2017 related to franchised stores in Alaska and Hawaii that are managed as part of the Company’s Domestic Stores business beginning in the first quarter of 2018.

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 25,	March 26,
	2018	2017
Total Segment Income	$150,973	$130,934
Depreciation and amortization	(11,069)	(9,498)
Losses on sale/disposal of assets	(365)	(182)
Non-cash compensation expense	(6,063)	(5,220)

Income from operations	133,476	116,034
Interest income	480	111
Interest expense	(30,286)	(25,631)

Income before provision for income taxes	$103,670	$90,514

3.	Earnings Per Share

	Fiscal Quarter Ended
	March 25,	March 26,
	2018	2017
Net income available to common stockholders – basic and diluted	$88,827	$62,469

Basic weighted average number of shares	42,822,112	47,839,847
Earnings per share – basic	$2.07	$1.31
Diluted weighted average number of shares	44,377,509	49,706,023
Earnings per share – diluted	$2.00	$1.26

The denominator used in calculating diluted earnings per share for common stock for the first quarter of 2018 does not include 87,420 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for the first quarter of 2018 did not include 117,062 restricted performance shares, as the performance targets for these awards had not yet been met. The denominator used in calculating diluted earnings per share for common stock for the first quarter of 2017 does not include 69,010 options to purchase common stock as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for the first quarter of 2017 did not include 142,009 restricted performance shares, as the performance targets for these awards had not yet been met.

4.	Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the first quarter of 2018.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 31, 2017	42,898,329	$429	$5,654	$(2,739,437)	$(2,030)
Net income	—	—	—	88,827	—
Common stock dividends and equivalents	—	—	—	(23,549)	—
Issuance of common stock, net	9,282	—	—	—	—
Tax payments for restricted stock upon vesting	(10,237)	—	(2,299)	—	—
Purchases of common stock	(448,008)	(5)	(12,997)	(88,082)	—
Exercise of stock options	176,515	2	3,716	—	—
Non-cash compensation expense	—	—	6,063	—	—
Adoption of ASC 606 (Note 12)	—	—	—	(6,701)	—
Currency translation adjustment	—	—	—	—	(455)
Reclassification adjustment for stranded taxes (Note 12)	—	—	—	351	(351)

Balance at March 25, 2018	42,625,881	$426	$137	$(2,768,591)	$(2,836)

5.	Dividends

During the first quarter of 2018, on February 14, 2018, the Company’s Board of Directors declared a $0.55 per share quarterly dividend on its outstanding common stock for shareholders of record as of March 15, 2018 which was paid on March 30, 2018. The Company had approximately $24.0 million accrued for common stock dividends at March 25, 2018.

Subsequent to the first quarter, on April 24, 2018, the Company’s Board of Directors declared a $0.55 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2018 to be paid on June 29, 2018.

6.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was approximately $2.8 million at March 25, 2018 and was approximately $2.0 million as of December 31, 2017 and represented currency translation adjustments, net of tax. During the first quarter of 2018, the Company adopted ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As a result, the Company recorded a $0.4 million reclassification from accumulated other comprehensive loss to the beginning balance of retained deficit during the first quarter of 2018. Refer to Note 12 for additional information related to the adoption of this new standard. The Company did not record any reclassifications out of accumulated other comprehensive loss to net income in the first quarter of 2018 or the first quarter of 2017.

7.	Recapitalization

On April 24, 2018, the Company completed a recapitalization (the “2018 Recapitalization”) in which certain of the Company’s subsidiaries issued new notes pursuant to an asset-backed securitization. The new notes consist of $425.0 million Series 2018-1 4.116% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated term of 7.5 years (the “2018 A-2-I Fixed Rate Notes”), and $400.0 million Series 2018-1 4.328% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of 9.25 years (the “2018 A-2-II Fixed Rate Notes” and, collectively with the 2018 A-2-I Fixed Rate Notes, the “2018 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The 2018 Notes have scheduled principal payments of $4.1 million in 2018, $8.3 million in each of 2019 through 2024, $401.4 million in 2025, $4.0 million in 2026 and $366.0 million in 2027. Gross proceeds from the issuance of the 2018 Notes were $825.0 million.

8.	Open Market Share Repurchase Program

During the first quarter of 2018, the Company repurchased and retired 448,008 shares of its common stock under its Board of Directors-approved open market share repurchase program for a total of approximately $101.1 million, or an average price of $225.63 per share. As of March 25, 2018, the end of the first quarter, the Company had a total remaining authorized amount for share repurchases of approximately $648.9 million. Subsequent to the first quarter of 2018, the Company repurchased and retired an additional 351,699 shares of common stock for a total of approximately $81.3 million, or an average price of $231.25 per share.

During the first quarter of 2017, the Company repurchased and retired 80,360 shares of its common stock under its Board of Directors-approved open market share repurchase program for approximately $12.7 million, or an average price of $158.30 per share.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at March 25, 2018 and December 31, 2017:

	At March 25, 2018
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$32,221	$32,221	$—	$—
Restricted cash equivalents	91,137	91,137	—	—
Investments in marketable securities	8,669	8,669	—	—
Advertising fund cash equivalents, restricted	18,502	18,502	—	—
Advertising fund investments, restricted	70,000	70,000	—	—

	At December 31, 2017
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$7,933	$7,933	$—	$—
Restricted cash equivalents	96,375	96,375	—	—
Investments in marketable securities	8,119	8,119	—	—
Advertising fund cash equivalents, restricted	19,945	19,945	—	—
Advertising fund investments, restricted	74,007	74,007	—	—

Management estimated the approximate fair values of the 2015 fixed rate notes and the 2017 fixed and floating rate notes as follows (in thousands):

	March 25, 2018		December 31, 2017
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Five-Year Fixed Rate Notes	$491,250	$490,268	$492,500	$494,470
2015 Ten-Year Fixed Rate Notes	786,000	811,938	788,000	821,884
2017 Five-Year Fixed Rate Notes	597,000	583,269	598,500	592,515
2017 Ten-Year Fixed Rate Notes	995,000	998,980	997,500	1,023,435
2017 Five-Year Floating Rate Notes	298,500	299,694	299,250	300,746

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

11.	Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $2.4 million at March 25, 2018 and $4.0 million at December 31, 2017. During the first quarter of 2018, the Company renewed the lease of a supply chain center building and extended the term of the lease through 2033. As a result of the new lease, the Company recorded non-cash financing activities of $2.6 million for the increase in capital lease assets and liabilities during the first quarter of 2018.

12.	New Accounting Pronouncements

Recently Adopted Accounting Standards

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606 and has since issued various amendments which provide additional clarification and implementation guidance on ASC 606. This guidance outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most revenue recognition guidance issued by the FASB, including industry specific guidance. On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method.

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The Company has determined that the store opening fees received from international franchisees do not relate to separate and distinct performance obligations from the franchise right and those upfront fees will therefore be recognized as revenue over the term of each respective franchise store agreement, which is typically 10 years. In the past, the Company recognized such fees as revenue when the related store opened. An adjustment to beginning retained deficit and a corresponding contract liability of approximately $15.0 million (of which $2.4 million is current and $12.6 million is long-term) was established on the date of adoption associated with the fees received through December 31, 2017 that would have been deferred and recognized over the term of each respective franchise store agreement if the new guidance had been applied in the past. A deferred tax asset of $3.5 million related to this contract liability was also established on the date of adoption.

The Company has also determined that ASC 606 requires a gross presentation on the consolidated statement of income for franchisee contributions received by and related expenses of DNAF, the Company’s consolidated not-for-profit subsidiary. DNAF exists solely for the purpose of promoting the Domino’s Pizza brand in the U.S. Under prior accounting guidance, the Company had presented the restricted assets and liabilities of DNAF in its consolidated balance sheets and had determined that it acted as an agent for accounting purposes with regard to franchisee contributions and disbursements. As a result, the Company historically presented the activities of DNAF net in its statements of income and statements of cash flows.

Upon the adoption of ASC 606, the Company determined that there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from our domestic royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the Company’s consolidated statement of income and consolidated statement of cash flows. While this change will materially impact the gross amount of reported franchise revenues and expenses, the impact will generally be an offsetting increase to both revenues and expenses such that the impact on income from operations and net income is not expected to be material. An adjustment to beginning retained deficit and advertising fund liabilities of approximately $6.4 million related to the timing of advertising expense recognition was recorded on the date of adoption. A deferred tax liability (which is reflected net against deferred tax assets in the consolidated balance sheet) of approximately $1.6 million related to this adjustment was also established on the date of adoption.

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 for the adoption of ASC 606 were as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets
Other assets:
Deferred income taxes	$2,750	$1,878	$4,628

Liabilities and stockholders’ deficit
Current liabilities:
Advertising fund liabilities	120,223	(6,425)	113,798
Other accrued liabilities	58,578	2,365	60,943

Long-term liabilities:
Other accrued liabilities	21,751	12,639	34,390

Stockholders’ deficit:
Retained deficit	(2,739,437)	(6,701)	(2,746,138)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet for the period ended March 25, 2018 was as follows (in thousands):

	First Quarter
	As Reported	Balances without the Adoption of ASC 606	Effect of Change Higher/ (Lower)
Revenues:
Domestic franchise royalties and fees	$89,490	$94,068	$(4,578)
International franchise royalties and fees	52,421	52,383	38
Domestic franchise advertising	82,211	—	82,211
General and administrative	84,178	88,746	(4,568)
Domestic franchise advertising	82,211	—	82,211
Income from operations	133,476	133,428	48
Income before provision for income taxes	103,670	103,622	48
Provision for income taxes	14,843	14,832	11
Net income	88,827	88,790	37

	As Reported	Balances without the Adoption of ASC 606	Effect of Change Higher/ (Lower)
Assets
Other assets:
Deferred income taxes	$4,069	$2,202	$1,867

Liabilities and stockholders’ deficit
Current liabilities:
Advertising fund liabilities	105,830	112,265	(6,435)
Other accrued liabilities	112,143	109,747	2,396

Long-term liabilities:
Other accrued liabilities	35,843	23,273	12,570

Stockholders’ deficit:
Retained deficit	(2,768,591)	(2,761,927)	(6,664)

ASU 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20)

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”). ASU 2016-04 aligns recognition of the financial liabilities related to prepaid stored-value products (for example, gift cards) with Topic 606, Revenues from Contracts with Customers, for non-financial liabilities. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. The Company adopted this guidance effective January 1, 2018 in connection with its adoption of ASC 606. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASU 2016-18, Statement of Cash Flows (Topic 230)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and a retrospective transition method is required. The Company adopted this guidance in the first quarter of 2018 using the retrospective approach. The Company historically presented changes in restricted cash and cash equivalents in the investing section of its consolidated statement of cash flows. This new guidance did not impact the Company’s financial results, but did result in a change in the presentation of restricted cash and restricted cash equivalents within the statement of cash flows.

ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220)

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this updated standard allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company adopted this standard in the first quarter of 2018 and, as a result, recorded a $0.4 million reclassification from accumulated other comprehensive loss to the beginning balance of retained deficit during the first quarter of 2018.

Accounting Standards Not Yet Adopted

The Company has considered all new accounting pronouncements issued by the FASB and concluded the following accounting pronouncements may have a material impact on its consolidated financial statements, or represent accounting pronouncements for which the Company has not yet completed its assessment.

ASU 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Based on a preliminary assessment, the Company expects the adoption of this guidance to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its consolidated financial statements and disclosures. The Company’s current minimum lease commitments are disclosed in Note 5 to the 2017 Form 10-K.

ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350)

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. ASU 2017-04 is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact of adopting this standard, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2018 and 2017 first quarters referenced herein represent the twelve-week periods ended March 25, 2018 and March 26, 2017.

Overview

Domino’s is the largest pizza company in the world based on global retail sales, with nearly 15,000 locations in over 85 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties to our independent franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they profit by sub-franchising and selling ingredients and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

Our financial results are driven largely by retail sales at our franchise and Company-owned stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and we strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees, as well as Company-owned store and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the results of our extensive advertising through various media channels, the impact of technological innovation and digital ordering, our ability to execute our strong and proven business model and the overall global economic environment.

	First Quarter		First Quarter
	of 2018 (1)		of 2017
Global retail sales growth	+16.8%		+13.2%
Same store sales growth:
Domestic Company-owned stores	+ 6.4%		+14.1%
Domestic franchise stores	+ 8.4%		+ 9.8%

Domestic stores	+ 8.3%		+10.2%
International stores (excluding foreign currency impact)	+ 5.0%		+ 4.3%
Store counts (at end of period):
Domestic Company-owned stores	397		395
Domestic franchise stores	5,252		5,004

Domestic stores	5,649		5,399
International stores	9,317		8,601

Total stores	14,966		14,000

Income statement data:
Total revenues	$785.4	100.0%	$624.2	100.0%
Cost of sales	485.5	61.8%	430.4	69.0%
General and administrative	84.2	10.7%	77.8	12.4%
Domestic franchise advertising	82.2	10.5%	—	—%

Income from operations	133.5	17.0%	116.0	18.6%
Interest expense, net	(29.8)	(3.8)%	(25.5)	(4.1)%

Income before provision for income taxes	103.7	13.2%	90.5	14.5%
Provision for income taxes	14.8	1.9%	28.0	4.5%

Net income	$88.8	11.3%	$62.5	10.0%

(1)	In the first quarter of 2018, the Company began managing its franchised stores in Alaska and Hawaii as part of its Domestic Stores segment. Prior to 2018, store counts and retail sales from these franchised stores were included in the Company’s international stores in the table above. Consolidated results of the Company have not been impacted by this change and prior year amounts have not been reclassified to conform to the current year presentation due to immateriality.

During the first quarter of 2018, we sustained our strong domestic and international same store sales performance. Our Domino’s Piece of the Pie RewardsTM loyalty program continues to contribute to our domestic same store sales performance. Additionally, we remained focused on growing online ordering and improving the digital customer experience through our technology platforms.

We also continued our global expansion with the opening of 110 net new stores in the first quarter of 2018. We opened 79 net new stores internationally and 31 net new stores domestically during the first quarter of 2018. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations, and marketing initiatives have combined to strengthen our brand.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 16.8% in the first quarter of 2018. This increase was driven primarily by domestic and international same store sales growth, as well as an increase in our worldwide store counts during the trailing four quarters and the positive impact from changes in foreign currency exchange rates during the first quarter of 2018. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products, marketing and technology platforms. International same store sales growth also reflected continued strong performance.

Total revenues increased $161.2 million, or 25.8%, in the first quarter of 2018. The adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) in the first quarter of 2018 resulted in the recognition of $82.2 million in revenue related to domestic franchise contributions to Domino’s National Advertising Fund Inc. (“DNAF”), our consolidated not-for-profit advertising fund. In the first quarter of 2017 under accounting standards in effect at that time, we had presented these contributions net with the related disbursements in our condensed consolidated statement of income. Refer to Note 12 to the consolidated financial statements for additional information related to the adoption of this new accounting standard. The remaining increase in revenues was due primarily to higher supply chain volumes resulting from order and store count growth, as well as higher Company-owned store, domestic franchise and international franchise revenues resulting from same store sales and store count growth. These changes in revenues are described in more detail below.

Income from operations increased $17.5 million, or 15.0%, in the first quarter of 2018. This increase was primarily driven by higher royalty revenues from domestic and international franchised stores, as well as increased supply chain volumes, but was partially offset by higher general and administrative expenses. The positive impact of changes in foreign currency exchange rates on international franchise royalties also contributed to the increase in the first quarter of 2018.

Net income increased $26.3 million, or 42.2%, in the first quarter of 2018. This increase was driven by higher income from operations, as noted above. A lower tax rate resulting from regulations under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) and a higher deduction related to excess tax benefits from equity-based compensation also positively impacted net income in the first quarter of 2018 through a reduction in the provision for income taxes. This increase in net income was partially offset by higher interest expense resulting from a higher average debt balance due to our recapitalization in 2017.

Revenues

	First Quarter		First Quarter
	of 2018		of 2017
Domestic Company-owned stores	$121.2	15.4%	$113.5	18.2%
Domestic franchise royalties and fees	89.5	11.4%	79.9	12.8%
Supply chain	440.1	56.0%	388.6	62.2%
International franchise royalties and fees	52.4	6.7%	42.2	6.8%
Domestic franchise advertising	82.2	10.5%	—	—%

Total revenues	$785.4	100.0%	$624.2	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties, advertising contributions and fees from our domestic franchised stores, royalties and fees from our international franchised stores and sales of food, equipment and supplies from our supply chain centers to all of our domestic franchised stores and certain international franchised stores. Company-owned store and franchised store revenues may vary from period to period due to changes in store count mix. Supply chain revenues may vary significantly from period to period as a result of fluctuations in commodity prices as well as the mix of products we sell. In years prior to 2018, the domestic franchise advertising contributions were shown net with the related disbursements in our condensed consolidated statement of income. In the first quarter of 2018, we adopted ASC 606, which requires these revenues and expenses to be presented gross on our condensed consolidated statement of income. Refer to Note 12 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

Domestic Stores Revenues

	First Quarter		First Quarter
	of 2018		of 2017
Domestic Company-owned stores	$121.2	41.4%	$113.5	58.7%
Domestic franchise royalties and fees	89.5	30.6%	79.9	41.3%
Domestic franchise advertising	82.2	28.0%	—	—%

Domestic stores	$292.9	100.0%	$193.4	100.0%

Domestic stores revenues increased $99.5 million, or 51.4%, in the first quarter of 2018. This increase was driven by the adoption of ASC 606, which requires a gross presentation of domestic franchise advertising contributions on our condensed consolidated statement of income, as well as higher royalty revenues earned on higher franchise same store sales, higher domestic Company-owned same store sales and an increase in the average number of stores open during the period. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations increased $7.7 million, or 6.7%, in the first quarter of 2018 due primarily to higher same store sales. Same store sales increased 6.4% in the first quarter of 2018 and 14.1% in the first quarter of 2017.

Domestic Franchise Royalties and Fees

Revenues from domestic franchise operations increased $9.6 million, or 12.0%, in the first quarter of 2018 due primarily to higher same store sales and an increase in the average number of domestic franchised stores open during the period. Same store sales increased 8.4% in the first quarter of 2018 and 9.8% in the first quarter of 2017. Revenues further benefited from an increase in fees paid by franchisees for the use of our internally developed technology platforms.

Domestic Franchise Advertising

Revenues from domestic franchise advertising contributions were $82.2 million in the first quarter of 2018. In years prior to 2018, the domestic franchise advertising contributions were shown net with the related disbursements in our condensed consolidated statement of income. In the first quarter of 2018, we adopted ASC 606, which required these revenues and expenses to be presented gross on our condensed consolidated statement of income. Refer to Note 12 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

Supply Chain Revenues

	First Quarter		First Quarter
	of 2018		of 2017
Domestic supply chain	$398.9	90.6%	$353.6	91.0%
International supply chain	41.2	9.4%	35.0	9.0%

Total supply chain	$440.1	100.0%	$388.6	100.0%

Domestic Supply Chain

Domestic supply chain revenues increased $45.3 million, or 12.8%, in the first quarter of 2018. This increase was primarily attributable to higher volumes from increased order counts at the store level as well as store count growth. Our market basket pricing to stores increased 4.5% during the first quarter of 2018, which resulted in an estimated $13.8 million increase in domestic supply chain revenues.

International Supply Chain

Revenues from international supply chain operations increased $6.2 million, or 17.7%, in the first quarter of 2018. This increase resulted primarily from higher volumes from increased order counts at the store level. The positive impact of changes in foreign currency exchange rates of $1.8 million in the first quarter of 2018 also contributed to the increase.

International Franchise Royalties and Fee Revenues

Revenues from international franchise operations increased $10.2 million, or 24.2%, in the first quarter of 2018. This increase was due to higher same store sales, an increase in the average number of international stores open during the period and the positive impact from changes in foreign currency exchange rates of $3.3 million. Excluding the impact of changes in foreign currency exchange rates, same store sales increased 5.0% in the first quarter of 2018 and 4.3% in the first quarter of 2017.

Cost of Sales / Operating Margin

	First Quarter		First Quarter
	of 2018		of 2017
Consolidated revenues	$785.4	100.0%	$624.2	100.0%
Consolidated cost of sales	485.5	61.8%	430.4	69.0%

Consolidated operating margin	$299.9	38.2%	$193.8	31.0%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

Consolidated operating margin (which we define as revenues less cost of sales) increased $106.1 million, or 54.7%, in the first quarter of 2018. This increase was driven by the adoption of ASC 606, which requires a gross presentation of domestic franchise advertising contributions on our condensed consolidated statement of income. Higher domestic and international franchise revenues, as well as higher supply chain volumes and higher Company-owned store margins also contributed to the increased operating margin in the first quarter of 2018. Franchise revenues and domestic franchise advertising revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the consolidated operating margin increased 7.2 percentage points in the first quarter of 2018 due primarily to the adoption of ASC 606, which requires a gross presentation of domestic franchise advertising contributions on our condensed consolidated statement of income. Company-owned store operating margins were flat in the first quarter of 2018 as compared to the first quarter of 2017. Supply chain operating margins decreased 0.9 percentage points in the first quarter of 2018. These changes in margin are more fully discussed below.

Domestic Company-Owned Stores Operating Margin

	First Quarter		First Quarter
	of 2018		of 2017
Revenues	$121.2	100.0%	$113.5	100.0%
Cost of sales	93.0	76.8%	87.2	76.8%

Store operating margin	$28.1	23.2%	$26.3	23.2%

The domestic Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) increased $1.8 million, or 6.8%, in the first quarter of 2018. Higher same store sales positively contributed to operating margin in the first quarter of 2018. This increase was partially offset by higher food costs. As a percentage of store revenues, the store operating margin was flat in the first quarter of 2018 as compared to the first quarter of 2017, as discussed in more detail below.

•	Food costs increased 0.3 percentage points to 27.2% in the first quarter of 2018.

•	Labor costs decreased slightly in the first quarter of 2018 to 29.7%.

•	Occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.3 percentage points to 7.3% in the first quarter of 2018 driven primarily by the leveraging of higher same store sales.

Supply Chain Operating Margin

	First Quarter		First Quarter
	of 2018		of 2017
Revenues	$440.1	100.0%	$388.6	100.0%
Cost of sales	392.5	89.2%	343.2	88.3%

Supply chain operating margin	$47.6	10.8%	$45.4	11.7%

The supply chain operating margin increased $2.2 million, or 5.0%, in the first quarter of 2018, primarily driven by higher volumes from increased store orders. As a percentage of supply chain revenues, the supply chain operating margin decreased 0.9 percentage points in the first quarter of 2018. This decrease was due primarily to higher delivery and labor costs, offset in part by procurement savings.

General and Administrative Expenses

General and administrative expenses increased $6.4 million, or 8.2%, in the first quarter of 2018. This increase was primarily driven by continued investments in technological initiatives (primarily in e-commerce and information technology) as well as investments in other strategic areas.

Domestic Franchise Advertising Expenses

Domestic franchise advertising expenses were $82.2 million in the first quarter of 2018. In years prior to 2018, the domestic franchise advertising expenses were shown net with the related contributions in our condensed consolidated statement of income. In the first quarter of 2018, we adopted ASC 606, which required these revenues and expenses to be presented gross on our condensed consolidated statement of income. Refer to Note 12 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

Interest Expense

Interest expense increased $4.7 million to $30.3 million in the first quarter of 2018 due to higher average borrowings resulting from our recapitalization transaction completed on July 24, 2017 (“2017 Recapitalization”), offset in part by a lower weighted average borrowing rate. The Company’s weighted average borrowing rate decreased to 3.9% in the first quarter of 2018, from 4.6% in the first quarter of 2017, resulting from the lower interest rates on the new debt issued as part of the 2017 Recapitalization.

Provision for Income Taxes

Provision for income taxes decreased $13.2 million to $14.8 million in the first quarter of 2018. Although pre-tax income increased for the first quarter of 2018, the effective tax rate decreased due to the lower federal statutory rate of 21% resulting from the 2017 Tax Act enacted in December 2017. Higher tax benefits on equity-based compensation, recorded as a reduction to the income tax provision, further reduced the provision for income taxes by $1.9 million as compared to the first quarter of 2017. The effective tax rate decreased to 14.3% during the first quarter of 2018 as compared to 31.0% in the first quarter of 2017.

Liquidity and Capital Resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 35 to 45 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of March 25, 2018, we had working capital of less than $0.1 million, excluding restricted cash and cash equivalents of $145.2 million, advertising fund assets, restricted, of $112.3 million and advertising fund liabilities of $105.8 million. Working capital includes total unrestricted cash and cash equivalents of $44.6 million.

During the first quarter of 2018, we experienced increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international and domestic businesses grew store counts in the first quarter of 2018. These factors contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under the variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. We did not have any material commitments for capital expenditures as of March 25, 2018.

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

Restricted Cash

As of March 25, 2018, we had approximately $112.7 million of restricted cash held for future principal and interest payments, $32.4 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.1 million of other restricted cash for a total of $145.2 million of restricted cash and cash equivalents. As of March 25, 2018, we also held $30.8 million of advertising fund restricted cash, which can only be used for activities that promote the Domino’s Pizza brand.

2018 Recapitalization

On April 24, 2018, we completed a recapitalization (the “2018 Recapitalization”) in which certain of our subsidiaries issued new notes pursuant to an asset-backed securitization. The new notes consist of $425.0 million Series 2018-1 4.116% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated term of 7.5 years (the “2018 A-2-I Fixed Rate Notes”), and $400.0 million Series 2018-1 4.328% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of 9.25 years (the “2018 A-2-II Fixed Rate Notes” and, collectively with the 2018 A-2-I Fixed Rate Notes, the “2018 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The 2018 Notes have scheduled principal payments of $4.1 million in 2018, $8.3 million in each of 2019 through 2024, $401.4 million in 2025, $4.0 million in 2026 and $366.0 million in 2027. Gross proceeds from the issuance of the 2018 Notes was $825.0 million.

We will use a portion of the proceeds from the 2018 Recapitalization to repay the remaining $490.1 million in outstanding principal and interest under the 2015 five-year fixed rate notes on April 27, 2018. The proceeds will also be used to pay transaction-related fees and expenses in connection with the 2018 Recapitalization and to pre-fund a portion of the principal and interest payable on the 2018 Notes. We will use the remaining proceeds for general corporate purposes.

Long-Term Debt

As of March 25, 2018, we had approximately $3.15 billion of long-term debt, of which $32.3 million was classified as a current liability. Prior to the completion of the 2018 Recapitalization, our fixed and floating rate notes from the recapitalizations we completed in 2017 and 2015 had original scheduled principal payments of $24.0 million in the remainder of 2018, $32.0 million in 2019, $509.5 million in 2020, $27.0 million in 2021, $879.8 million in 2022, $18.0 million in each of 2023 and 2024, $742.0 million in 2025, $10.0 million in 2026 and $907.5 million in 2027. As of March 25, 2018, we had no outstanding borrowings under our variable funding notes and $128.3 million available for borrowing, net of letters of credit issued of $46.7 million. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Subsequent to the first quarter of 2018, we borrowed $80.0 million under our variable funding notes to fund incremental share repurchases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures, share repurchases and other general corporate purposes.

Share Repurchase Programs

Our open market share repurchase programs have historically been funded by excess cash flows. On February 14, 2018, our Board of Directors authorized a new share repurchase program to repurchase up to $750.0 million of the Company’s common stock, which replaced the remaining availability under its previous $1.25 billion authorization. We repurchased and retired 448,008 shares for approximately $101.1 million in the first quarter of 2018 and repurchased and retired 80,360 shares for approximately $12.7 million in the first quarter of 2017. We had approximately $648.9 million left under our $750.0 million authorization as of March 25, 2018.

Subsequent to the first quarter, we repurchased and retired an additional 351,699 shares for approximately $81.3 million under our Board of Directors-authorized open market share repurchase program. These share repurchases were funded by excess cash flows and borrowings of $80.0 million under our variable funding note facility.

During the first quarter of 2018, our Board of Directors declared a $0.55 per share quarterly dividend on the Company’s outstanding common stock for shareholders of record as of March 15, 2018, which was paid on March 30, 2018. We had approximately $24.0 million accrued for common stock dividends at March 25, 2018. Subsequent to the first quarter, on April 24, 2018, our Board of Directors declared a $0.55 per share quarterly dividend for shareholders of record as of June 15, 2018, to be paid on June 29, 2018.

The following table illustrates the main components of our cash flows:

(In millions)	First Quarter of 2018(1)	First Quarter of 2017(1)
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$83.7	$76.6
Net cash used in investing activities	(10.1)	(11.1)
Net cash used in financing activities	(107.8)	(26.2)
Exchange rate changes	—	—

Change in cash and cash equivalents, restricted cash and cash equivalents	$(34.2)	$39.4

(1)	In 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the consolidated statement of cash flows. The prior year amounts have been recast. Refer to Note 12 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

Operating Activities

Cash provided by operating activities increased $7.1 million in the first quarter of 2018, primarily due to an increase in net income of $26.4 million, but was partially offset by the negative impact of changes in operating assets and liabilities of $16.0 million and a decrease in non-cash amounts of $3.3 million. The negative impact of changes in operating assets and liabilities was primarily related to the timing of payments on accounts payable during 2018 as compared to 2017.

Investing Activities

Cash used in investing activities was $10.1 million in the first quarter of 2018, which consisted primarily of $13.6 million of capital expenditures (driven primarily by investments in technological initiatives, Company-owned stores and supply chain centers) partially offset by maturities of restricted advertising fund investments of $4.0 million. The Company adopted ASC 606 in the first quarter of 2018, which superseded the agency guidance the Company historically applied to present these activities net in the Company’s consolidated statement of cash flows. Refer to Note 12 to the consolidated financial statements for additional information related to the Company’s adoption of ASC 606.

Cash used in investing activities was $11.1 million in the first quarter of 2017, which consisted primarily of $12.4 million of capital expenditures (driven primarily by investments in our technological initiatives, Company-owned stores and supply chain centers) partially offset by $0.8 million in proceeds from the sale of property, plant and equipment.

Financing Activities

Cash used in financing activities was $107.8 million in the first quarter of 2018, primarily related to the repurchase of approximately $101.1 million in common stock under our Board of Directors-approved open market share repurchase program. We also used $8.1 million to make payments on our long-term debt obligations during the first quarter of 2018.

Cash used in financing activities was $26.2 million in the first quarter of 2017. We purchased common stock totaling $12.7 million, we made $9.7 million in payments on our long-term debt obligations, and we made $4.9 million in tax payments for restricted stock upon vesting.

Forward-Looking Statements

This filing contains various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “may,” “will,” “plans,” “predicts,” “projects,” “seeks,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, our anticipated profitability, estimates in same store sales growth, the growth of our domestic and international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our annual report on Form 10-K. Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our substantial increased indebtedness as a result of our recapitalization transactions and our ability to incur additional indebtedness or refinance that indebtedness in the future; our future financial performance and our ability to pay principal and interest on our indebtedness; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand, including our ability to compete domestically and internationally in our intensely competitive industry; new product, digital ordering and concept developments by us, and other food-industry competitors; our ability to maintain good relationships with our franchisees and their ongoing level of profitability; our ability to successfully implement cost-saving strategies; our ability and that of our franchisees to successfully operate in the current and future credit environment; changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in operating expenses resulting from changes in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate; changes in foreign currency exchange rates; our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel; our ability to find and/or retain suitable real estate for our stores and supply chain centers; changes in government legislation and regulations, including changes in our effective tax rate; adverse legal judgments or settlements; food-borne illness or contamination of products; data breaches or other cyber risks; the effect of war, terrorism or catastrophic events; our ability to pay dividends and repurchase shares; changes in consumer preferences, spending and traffic patterns and demographic trends; changes in accounting policies; and adequacy of our insurance coverage. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this press release might not occur. All forward-looking statements speak only as of the date of this press release and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we will not undertake and specifically decline any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this press release, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on the forward-looking statements included in this press release or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company does not engage in speculative transactions nor does the Company hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we issued fixed and floating rate notes and entered into variable funding notes and, at March 25, 2018, we are exposed to interest rate risk on borrowings under our floating rate notes and variable funding notes. As of March 25, 2018, we had no outstanding borrowings under our variable funding notes and $128.3 million available for borrowing, net of letters of credit issued of $46.7 million. Subsequent to the first quarter of 2018, we borrowed $80.0 million under our variable funding notes. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

We are exposed to market risks from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. We may periodically enter into financial instruments to manage this risk. As noted above, we do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled and are accounted for as normal purchases.

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Approximately 6.7% of our total revenues in the first quarter of 2018 and 6.8% of our total revenues in the first quarter of 2017 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $3.3 million in the first quarter of 2018.

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

During the quarterly period ended March 25, 2018, there were no changes in the Company’s internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

As previously disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2018, on February 14, 2011, Domino’s Pizza LLC was named as a defendant in a lawsuit along with Fischler Enterprises of C.F., Inc., a franchisee, and Jeffrey S. Kidd, the franchisee’s delivery driver, filed by Yvonne Wiederhold, the plaintiff, as Personal Representative of the Estate of Richard E. Wiederhold, deceased. The case involved a traffic accident in which the franchisee’s delivery driver is alleged to have caused an accident involving a vehicle driven by Richard Wiederhold. Mr. Wiederhold sustained spinal injuries resulting in quadriplegia and passed away several months after the accident. The jury returned a $10.1 million judgment for the plaintiff where the Company and Mr. Kidd were found to be 90% liable (after certain offsets and other deductions the final verdict was $8.9 million). In the second quarter of 2016, the trial court ruled on all post-judgment motions and entered the judgment. The Company denies liability and in the third quarter of 2016 filed an appeal of the verdict on a variety of grounds. The Company continues to deny liability in this matter.

While we may occasionally be party to large claims, including class action suits, we do not believe that any existing matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

c.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced	Under the Program
	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #1 (January 1, 2018 to January 28, 2018)	1,239	$199.11	—	$750,000
Period #2 (January 29, 2018 to February 25, 2018)	3,712	214.98	—	750,000
Period #3 (February 26, 2018 to March 25, 2018)	449,369	225.62	448,008	648,916

Total	454,320	$225.46	448,008	$648,916

(1)	6,312 shares in the first quarter of 2018 were purchased as part of the Company’s employee stock purchase discount plan. During the first quarter, the shares were purchased at an average price of $213.34.
(2)	As previously disclosed, on February 14, 2018, the Company’s Board of Directors authorized a $750.0 million share repurchase program, which has no expiration date. As of March 25, 2018, the Company had approximately $648.9 million remaining for future share repurchases under this program. Subsequent to the first quarter of 2018, the Company repurchased and retired an additional 351,699 shares of common stock for a total of approximately $81.3 million. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification by J. Patrick Doyle pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Jeffrey D. Lawrence pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by J. Patrick Doyle pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Jeffrey D. Lawrence pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC. (Registrant)

Date: April 26, 2018	/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)