Form 10-Q
period 2018-06-17
DOMINOS PIZZA INC
filed 2018-07-19
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 17, 2018

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

As of July 12, 2018, Domino’s Pizza, Inc. had 41,872,742 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 17, 2018	December 31, 2017 (Note)
Assets
Current assets:
Cash and cash equivalents	$157,788	$35,768
Restricted cash and cash equivalents	144,970	191,762
Accounts receivable, net	182,816	173,677
Advertising fund assets, restricted	123,818	120,223
Inventories	40,161	39,961
Prepaid expenses and other	33,361	18,389

Total current assets	682,914	579,780

Property, plant and equipment:
Land and buildings	31,951	29,171
Leasehold and other improvements	133,821	128,613
Equipment	225,672	216,599
Construction in progress	34,109	32,482

	425,553	406,865
Accumulated depreciation and amortization	(248,362)	(237,279)

Property, plant and equipment, net	177,191	169,586

Other assets:
Goodwill	15,351	15,423
Capitalized software, net	58,893	52,823
Other assets	17,058	16,391
Deferred income taxes	3,158	2,750

Total other assets	94,460	87,387

Total assets	$954,565	$836,753

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$35,598	$32,324
Accounts payable	79,417	106,894
Insurance reserves	21,296	20,754
Dividends payable	23,559	536
Advertising fund liabilities	117,360	120,223
Other accrued liabilities	100,185	117,554

Total current liabilities	377,415	398,285

Long-term liabilities:
Long-term debt, less current portion	3,436,966	3,121,490
Insurance reserves	33,208	30,611
Other accrued liabilities	36,181	21,751

Total long-term liabilities	3,506,355	3,173,852

Stockholders’ deficit:
Common stock	418	429
Additional paid-in capital	737	5,654
Retained deficit	(2,926,921)	(2,739,437)
Accumulated other comprehensive loss	(3,439)	(2,030)

Total stockholders’ deficit	(2,929,205)	(2,735,384)

Total liabilities and stockholders’ deficit	$954,565	$836,753

Note: The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands, except per share data)	June 17, 2018	June 18, 2017	June 17, 2018	June 18, 2017
Revenues:
Domestic Company-owned stores	$118,795	$112,430	$239,981	$225,975
Domestic franchise royalties and fees	87,418	82,403	176,908	162,304
Supply chain	440,917	390,104	880,980	778,657
International franchise royalties and fees	51,337	43,674	103,758	85,892
Domestic franchise advertising	80,929	—	163,140	—

Total revenues	779,396	628,611	1,564,767	1,252,828

Cost of sales:
Domestic Company-owned stores	91,976	89,040	185,014	176,224
Supply chain	393,840	346,726	786,308	689,943

Total cost of sales	485,816	435,766	971,322	866,167

Operating margin	293,580	192,845	593,445	386,661

General and administrative	86,506	79,978	170,684	157,760
Domestic franchise advertising	80,929	—	163,140	—

Income from operations	126,145	112,867	259,621	228,901
Interest income	1,179	276	1,659	387
Interest expense	(36,127)	(24,611)	(66,413)	(50,242)

Income before provision for income taxes	91,197	88,532	194,867	179,046
Provision for income taxes	13,789	22,791	28,632	50,836

Net income	$77,408	$65,741	$166,235	$128,210

Earnings per share:
Common stock – basic	$1.84	$1.37	$3.92	$2.68
Common stock – diluted	1.78	1.32	3.78	2.58
Dividends declared per share	$0.55	$0.46	$1.10	$0.92

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands)	June 17, 2018	June 18, 2017	June 17, 2018	June 18, 2017
Net income	$77,408	$65,741	$166,235	$128,210
Currency translation adjustment	(603)	215	(1,058)	282

Comprehensive income	$76,805	$65,956	$165,177	$128,492

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
(In thousands)	June 17, 2018	June 18, 2017
Cash flows from operating activities:
Net income	$166,235	$128,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,310	19,773
Losses on sale/disposal of assets	519	345
Amortization of debt issuance costs	5,469	2,714
Provision for deferred income taxes	1,484	3,581
Non-cash compensation expense	11,443	9,633
Excess tax benefits from equity-based compensation	(15,318)	(16,906)
Other	111	204
Changes in operating assets and liabilities	(50,165)	(32,468)
Changes in advertising fund assets and liabilities, restricted	11,624	(2,316)

Net cash provided by operating activities	154,712	112,770

Cash flows from investing activities:
Capital expenditures	(37,290)	(25,230)
Proceeds from sale of assets	323	26
Maturities of advertising fund investments, restricted	29,007	—
Purchases of advertising fund investments, restricted	(35,152)	—
Other	(672)	493

Net cash used in investing activities	(43,784)	(24,711)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	905,000	—
Repayments of long-term debt and capital lease obligations	(586,133)	(9,766)
Proceeds from exercise of stock options	5,206	3,884
Purchases of common stock	(320,067)	(12,721)
Tax payments for restricted stock upon vesting	(2,318)	(4,911)
Payments of common stock dividends and equivalents	(23,538)	(22,280)
Cash paid for financing costs	(8,207)	—

Net cash used in financing activities	(30,057)	(45,794)

Effect of exchange rate changes on cash	(132)	36

Change in cash and cash equivalents, restricted cash and cash equivalents	80,739	42,301

Cash and cash equivalents, beginning of period	35,768	42,815
Restricted cash and cash equivalents, beginning of period	191,762	126,496
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	27,316	25,091

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	254,846	194,402

Cash and cash equivalents, end of period	157,788	52,243
Restricted cash and cash equivalents, end of period	144,970	161,685
Cash and cash equivalents included in advertising fund assets, restricted, end of period	32,827	22,775

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$335,585	$236,703

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 17, 2018

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended June 17, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2018.

Reclassification of Revenues

Beginning in the first quarter of 2018, the Company began managing its franchised stores in Alaska and Hawaii as part of its Domestic Stores segment (Note 3). Prior to 2018, the revenues from these franchised stores were included in the Company’s International Franchise segment (Note 3). International franchise revenues for the second quarter and two fiscal quarters of 2017 include $0.6 million and $1.2 million, respectively, of franchise revenues related to these stores. These amounts have not been reclassified to conform to the current year presentation due to immateriality.

Updates to Significant Accounting Policies

The Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) in the first quarter of 2018. As a result, the Company updated its significant accounting policies for revenue recognition, disaggregation of revenue and the recognition of advertising costs below. Refer to Note 13 for the full impact of the adoption of ASC 606 on the Company’s financial statements.

Revenue Recognition

Domestic Company-owned stores revenues were $118.8 million in the second quarter of 2018 and were $240.0 million in the two fiscal quarters of 2018. Domestic Company-owned stores revenues are comprised of retail sales of food through Company-owned Domino’s Pizza stores located in the United States and are recognized when the items are delivered to or carried out by customers. Customer payments are generally due at the time of sale. Sales taxes related to these sales are collected from customers and remitted to the appropriate taxing authority and are not reflected in the Company’s condensed consolidated statements of income as revenue.

Domestic franchise royalties and fees were $87.4 million in the second quarter of 2018 and were $176.9 million in the two fiscal quarters of 2018. Domestic franchise royalties and fees are primarily comprised of royalties and fees from Domino’s Pizza franchisees with operations in the United States. Royalty revenues are based on a percentage of franchise sales and are recognized when the items are delivered to or carried out by franchisees’ customers. Domestic franchise fee revenue primarily relates to per-transaction technology fees that are recognized as the related sales occur. Payments for domestic royalties and fees are generally due within seven days of the prior week end date.

Supply chain revenues were $440.9 million in the second quarter of 2018 and were $881.0 million in the two fiscal quarters of 2018. Supply chain revenues are primarily comprised of sales of food, equipment and supplies to franchised Domino’s Pizza stores located in the United States and Canada. Revenues from the sale of food are recognized upon delivery of the food to franchisees and payments for food purchases are generally due within 30 days of the shipping date. Revenues from the sale of equipment and supplies are recognized upon delivery or shipment of the related products to franchisees, based on shipping terms, and payments for equipment and supplies are generally due within 90 days of the shipping date. The Company also offers profit sharing rebates and volume discounts to its franchisees. Obligations for profit sharing rebates are calculated each period based on actual results of its supply chain centers and are recognized as a reduction to revenue. Volume discounts are based on annual sales. Each period, the Company estimates the amount that will be earned and records a reduction to revenue.

International franchise royalties and fees were $51.3 million in the second quarter of 2018 and were $103.8 million in the two fiscal quarters of 2018. International franchise royalties and fees are primarily comprised of royalties and fees from Domino’s Pizza franchisees outside of the United States. Royalty revenues are recognized when the items are delivered to or carried out by franchise customers. Store opening fees received from international franchisees are recognized as revenue on a straight-line basis over the term of each respective franchise store agreement, which is typically 10 years. Development fees received from international master franchisees are also deferred when amounts are received and are recognized as revenue on a straight-line basis over the term of the respective master franchise agreement, which is typically 10 years. International franchise royalties and fees are invoiced at least quarterly and payments are generally due within 60 days.

Domestic franchise advertising revenues were $80.9 million in the second quarter of 2018 and were $163.1 million in the two fiscal quarters of 2018. Domestic franchise advertising revenues are primarily comprised of contributions from Domino’s Pizza franchisees with operations in the United States to the Domino’s National Advertising Fund Inc. (“DNAF”), the Company’s not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities in the United States. These contributions are based on a percentage of franchise sales and are recognized when items are delivered to or carried out by franchisees’ customers. Payments for domestic franchise advertising revenues are generally due within seven days of the prior week end date. Although these revenues are restricted to be used only for advertising and promotional activities to benefit franchised stores, the Company has determined there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from its domestic royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the Company’s condensed consolidated statement of income.

Disaggregation of Revenue

ASC 606 requires that companies disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company has included its revenues disaggregated in its condensed consolidated statements of income to satisfy this requirement.

Advertising Costs

Domestic Stores (Note 3) are required to contribute a certain percentage of sales to DNAF. Domestic franchise advertising costs are accrued and expensed when the related domestic franchise advertising revenues are recognized, as DNAF is obligated to expend such revenues on advertising. Advertising costs funded by Company-owned stores are generally expensed as incurred and are included in general and administrative expense. The contributions from Company-owned stores that have not yet been expended are included in advertising fund assets, restricted on the Company’s consolidated balance sheet. As of June 17, 2018, advertising fund assets, restricted of $123.8 million included approximately $6.4 million of cash contributed from Company-owned stores that had not yet been expended and approximately $117.4 million of assets which consisted of $106.6 million of cash and investments, $9.6 million of accounts receivable and $1.2 million of prepaid expenses.

Domestic franchise advertising costs expended by DNAF are included in domestic franchise advertising expenses in the Company’s consolidated statement of income. Certain costs incurred by the Company on behalf of DNAF were included in general and administrative expense in years prior to 2018. Refer to Note 13 for the full impact of the adoption of ASC 606 on the Company’s financial statements.

2. Contract Liabilities

Contract liabilities consist of deferred franchise fees and deferred development fees. Changes in deferred franchise fees and deferred development fees for the two fiscal quarters of 2018 were as follows:

Two Fiscal Quarters Ended
(In thousands)	June 17, 2018
Deferred franchise fees and deferred development fees at beginning of period	$19,404
Revenue recognized during the period	(2,325)
New deferrals due to cash received and other	3,239

Deferred franchise fees and deferred development fees at end of period	$20,318

3. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which the Company refers to as Segment Income, for each of its reportable segments.

	Fiscal Quarters Ended June 17, 2018 and June 18, 2017
	Domestic Stores (1)	Supply Chain	International Franchise (2)	Intersegment Revenues	Other	Total
Revenues
2018	$287,142	$474,471	$51,337	$(33,554)	$—	$779,396
2017	194,833	420,725	43,674	(30,621)	—	628,611
Income from operations
2018	$73,193	$36,494	$39,104	N/A	$(22,646)	$126,145
2017	64,296	33,304	35,602	N/A	(20,335)	112,867
Segment Income
2018	$76,087	$39,454	$39,150	N/A	$(10,241)	$144,450
2017	66,895	35,874	35,647	N/A	(10,698)	127,718

	Two Fiscal Quarters Ended June 17, 2018 and June 18, 2017
	Domestic Stores (1)	Supply Chain	International Franchise (2)	Intersegment Revenues	Other	Total
Revenues
2018	$580,029	$948,426	$103,758	$(67,446)	$—	$1,564,767
2017	388,279	840,731	85,892	(62,074)	—	1,252,828
Income from operations
2018	$148,481	$73,866	$80,628	N/A	$(43,354)	$259,621
2017	131,623	69,263	68,776	N/A	(40,761)	228,901
Segment Income
2018	$154,431	$79,610	$80,721	N/A	$(19,337)	$295,425
2017	136,769	74,388	68,864	N/A	(21,369)	258,652

(1)	The Domestic Stores segment includes $80.9 million in the second quarter of 2018 and $163.1 million in the two fiscal quarters of 2018 of revenues related to franchise advertising contributions due to the adoption of ASC 606 (Note 13). These contributions did not have an impact on income from operations or Segment Income.

(2)	The International Franchise segment includes $0.6 million in revenues, income from operations and Segment Income in the fiscal quarter ended June 18, 2017 related to franchised stores in Alaska and Hawaii. The International Franchise segment includes $1.2 million in revenues and $1.1 million in income from operations and Segment Income in the two fiscal quarters ended June 18, 2017 related to franchised stores in Alaska and Hawaii. Beginning in the first quarter of 2018, franchised stores in Alaska and Hawaii are managed as part of the Company’s Domestic Stores business and are included in the Domestic Stores segment results.

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 17, 2018	June 18, 2017	June 17, 2018	June 18, 2017
Total Segment Income	$144,450	$127,718	$295,425	$258,652
Depreciation and amortization	(12,240)	(10,275)	(23,310)	(19,773)
Losses on sale/disposal of assets	(154)	(163)	(519)	(345)
Non-cash compensation expense	(5,379)	(4,413)	(11,443)	(9,633)
Recapitalization-related expenses	(532)	—	(532)	—

Income from operations	126,145	112,867	259,621	228,901
Interest income	1,179	276	1,659	387
Interest expense	(36,127)	(24,611)	(66,413)	(50,242)

Income before provision for income taxes	$91,197	$88,532	$194,867	$179,046

4. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 17, 2018	June 18, 2017	June 17, 2018	June 18, 2017
Net income available to common stockholders – basic and diluted	$77,408	$65,741	$166,235	$128,210

Basic weighted average number of shares	42,044,035	47,972,526	42,433,073	47,906,187
Earnings per share – basic	$1.84	$1.37	$3.92	$2.68
Diluted weighted average number of shares	43,582,996	49,776,821	43,981,253	49,741,794
Earnings per share – diluted	$1.78	$1.32	$3.78	$2.58

The denominators used in calculating diluted earnings per share for common stock for the second quarter and two fiscal quarters of 2018 do not include 68,760 and 90,670 options, respectively, to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the second quarter and two fiscal quarters of 2018 do not include 116,624 restricted performance shares, as the performance targets for these awards had not yet been met. The denominators used in calculating diluted earnings per share for common stock for the second quarter and two fiscal quarters of 2017 do not include 69,010 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the second quarter and two fiscal quarters of 2017 do not include 141,296 restricted performance shares, as the performance targets for these awards had not yet been met.

5. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the two fiscal quarters of 2018.

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at December 31, 2017	42,898,329	$429	$5,654	$(2,739,437)	$(2,030)
Net income	—	—	—	166,235	—
Common stock dividends and equivalents	—	—	—	(46,561)	—
Issuance of common stock, net	7,866	—	—	—	—
Tax payments for restricted stock upon vesting	(10,237)	—	(2,318)	—	—
Purchases of common stock	(1,353,564)	(14)	(19,245)	(300,808)	—
Exercise of stock options	295,299	3	5,203	—	—
Non-cash compensation expense	—	—	11,443	—	—
Adoption of ASC 606 (Note 13)	—	—	—	(6,701)	—
Currency translation adjustment	—	—	—	—	(1,058)
Reclassification adjustment for stranded taxes (Note 13)	—	—	—	351	(351)

Balance at June 17, 2018	41,837,693	$418	$737	$(2,926,921)	$(3,439)

6. Dividends

During the second quarter of 2018, on April 24, 2018, the Company’s Board of Directors declared a $0.55 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2018, which was paid on June 29, 2018. The Company had approximately $23.6 million accrued for common stock dividends at June 17, 2018.

Subsequent to the second quarter, on July 18, 2018, the Company’s Board of Directors declared a $0.55 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 14, 2018 to be paid on September 28, 2018.

7. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was approximately $3.4 million at June 17, 2018 and was approximately $2.0 million as of December 31, 2017 and represented currency translation adjustments, net of tax. During the first quarter of 2018, the Company adopted ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As a result, the Company recorded a $0.4 million reclassification from accumulated other comprehensive loss to the beginning balance of retained deficit during the first quarter of 2018. Refer to Note 13 for additional information related to the adoption of this new standard. The Company did not record any reclassifications out of accumulated other comprehensive loss to net income in the two fiscal quarters of 2018 or the two fiscal quarters of 2017.

8. Recapitalization

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

A portion of the proceeds from the 2018 Recapitalization was used to repay the remaining $490.1 million in outstanding principal and interest under the Company’s 2015 five-year fixed rate notes, pre-fund a portion of the principal and interest payable on the 2018 Notes, pay transaction fees and expenses and repurchase and retire shares of the Company’s common stock. In connection with the repayment of the 2015 five-year fixed rate notes, the Company expensed approximately $3.2 million for the remaining unamortized debt issuance costs associated with these notes. Additionally, in connection with the 2018 Recapitalization, the Company capitalized $8.2 million of debt issuance costs, which are being amortized into interest expense over the expected terms of the 2018 Notes.

9. Open Market Share Repurchase Program

During the second quarter of 2018, the Company repurchased and retired 905,556 shares of its common stock under its Board of Directors-approved open market share repurchase program for a total of approximately $219.0 million, or an average price of $241.82 per share. During the two fiscal quarters of 2018, the Company repurchased and retired 1,353,564 shares of its common stock under its Board of Directors-approved open market share repurchase program for a total of approximately $320.1 million, or an average price of $236.46 per share. As of June 17, 2018, the end of the second quarter, the Company had a total remaining authorized amount for share repurchases of approximately $429.9 million.

The Company did not repurchase any shares of its common stock under its Board of Directors-approved open market share repurchase program in the second quarter of 2017. During the two fiscal quarters of 2017, the Company repurchased and retired 80,360 shares of its common stock under its Board of Directors-approved open market share repurchase program for a total of approximately $12.7 million, or an average price of $158.30 per share.

10. Fair Value Measurements

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at June 17, 2018 and December 31, 2017:

	At June 17, 2018
	Carrying Amount	Fair Value Estimated Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$137,794	$137,794	$—	$—
Restricted cash equivalents	90,837	90,837	—	—
Investments in marketable securities	8,866	8,866	—	—
Advertising fund cash equivalents, restricted	27,283	27,283	—	—
Advertising fund investments, restricted	80,152	80,152	—	—

	At December 31, 2017
	Carrying Amount	Fair Value Estimated Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$7,933	$7,933	$—	$—
Restricted cash equivalents	96,375	96,375	—	—
Investments in marketable securities	8,119	8,119	—	—
Advertising fund cash equivalents, restricted	19,945	19,945	—	—
Advertising fund investments, restricted	74,007	74,007	—	—

Management estimated the approximate fair values of the 2015 fixed rate notes, the 2017 fixed and floating rate notes and the 2018 fixed rate notes as follows (in thousands):

	June 17, 2018		December 31, 2017
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Five-Year Fixed Rate Notes	$—	$—	$492,500	$494,470
2015 Ten-Year Fixed Rate Notes	784,000	797,328	788,000	821,884
2017 Five-Year Fixed Rate Notes	595,500	578,826	598,500	592,515
2017 Ten-Year Fixed Rate Notes	992,500	981,583	997,500	1,023,435
2017 Five-Year Floating Rate Notes	297,750	298,941	299,250	300,746
2018 7.5-Year Fixed Rate Notes	425,000	422,875	—	—
2018 9.25-Year Fixed Rate Notes	400,000	402,400	—	—

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

11. Legal Matters

On February 14, 2011, Domino’s Pizza LLC was named as a defendant in a lawsuit along with Fischler Enterprises of C.F., Inc., a franchisee, and Jeffrey S. Kidd, the franchisee’s delivery driver, filed by Yvonne Wiederhold, the plaintiff, as Personal Representative of the Estate of Richard E. Wiederhold, deceased. The case involved a traffic accident in which the franchisee’s delivery driver is alleged to have caused an accident involving a vehicle driven by Richard Wiederhold. Mr. Wiederhold sustained spinal injuries resulting in quadriplegia and passed away several months after the accident. The jury returned a $10.1 million judgment for the plaintiff where the Company and Mr. Kidd were found to be 90% liable (after certain offsets and other deductions the final verdict was $8.9 million). In the second quarter of 2016, the trial court ruled on all post-judgment motions and entered the judgment. The Company denies liability and in the third quarter of 2016 filed an appeal of the verdict on a variety of grounds. On May 11, 2018, the court of appeals reversed and remanded the case to the trial court for a new trial based on the plaintiff’s improper closing argument. The Company continues to deny liability in this matter.

12. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $2.2 million at June 17, 2018 and $4.0 million at December 31, 2017. During the first quarter of 2018, the Company renewed the lease of a supply chain center building and extended the term of the lease through 2033. As a result of the new lease, the Company recorded non-cash financing activities of $2.6 million for the increase in capital lease assets and liabilities during the two fiscal quarters of 2018.

13. New Accounting Pronouncements

Recently Adopted Accounting Standards

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) and has since issued various amendments which provide additional clarification and implementation guidance. This standard has been codified as ASC 606. This guidance outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most revenue recognition guidance issued by the FASB, including industry specific guidance. On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method.

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The Company has determined that the store opening fees received from international franchisees do not relate to separate and distinct performance obligations from the franchise right and those upfront fees will therefore be recognized as revenue over the term of each respective franchise store agreement, which is typically 10 years. In the past, the Company recognized such fees as revenue when the related store opened. An adjustment to beginning retained deficit and a corresponding contract liability of approximately $15.0 million (of which $2.4 million was current and $12.6 million was long-term) was established on the date of adoption associated with the fees received through December 31, 2017 that would have been deferred and recognized over the term of each respective franchise store agreement if the new guidance had been applied in the past. A deferred tax asset of $3.5 million related to this contract liability was also established on the date of adoption.

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

Under the requirements of ASC 606, the Company determined that there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from the Company’s domestic royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the Company’s consolidated statement of income and consolidated statement of cash flows. While this change materially impacted the gross amount of reported franchise revenues and expenses, the impact is generally expected to be an offsetting increase to both revenues and expenses such that the impact on income from operations and net income is not expected to be material. An adjustment to beginning retained deficit and advertising fund liabilities of approximately $6.4 million related to the timing of advertising expense recognition was recorded on the date of adoption. A deferred tax liability (which is reflected net against deferred tax assets in the consolidated balance sheet) of approximately $1.6 million related to this adjustment was also established on the date of adoption.

The cumulative effect of the changes made to the Company’s consolidated balance sheet as of January 1, 2018 for the adoption of ASC 606 were as follows (in thousands):

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

In accordance with the new revenue standard requirements, the impact of adoption on the Company’s condensed consolidated statement of income for the second quarter and two fiscal quarters of 2018 and condensed consolidated balance sheet as of June 17, 2018 was as follows (in thousands):

	Fiscal Quarter Ended June 17, 2018
	As Reported	Balances without the Adoption of ASC 606	Effect of Change Higher/ (Lower)
Revenues:
Domestic franchise royalties and fees	$87,418	$91,216	$(3,798)
International franchise royalties and fees	51,337	51,333	4
Domestic franchise advertising	80,929	—	80,929

General and administrative	86,506	90,327	(3,821)
Domestic franchise advertising	80,929	—	80,929
Income from operations	126,145	126,118	27
Income before provision for income taxes	91,197	91,170	27
Provision for income taxes	13,789	13,783	6
Net income	77,408	77,387	21

	Two Fiscal Quarters Ended June 17, 2018
	As Reported	Balances without the Adoption of ASC 606	Effect of Change Higher/ (Lower)
Revenues:
Domestic franchise royalties and fees	$176,908	$185,284	$(8,376)
International franchise royalties and fees	103,758	103,716	42
Domestic franchise advertising	163,140	—	163,140

General and administrative	170,684	179,093	(8,409)
Domestic franchise advertising	163,140	—	163,140
Income from operations	259,621	259,546	75
Income before provision for income taxes	194,867	194,792	75
Provision for income taxes	28,632	28,615	17
Net income	166,235	166,177	58

	June 17, 2018
	As Reported	Balances without the Adoption of ASC 606	Effect of Change Higher/ (Lower)
Assets
Other assets:
Deferred income taxes	$3,158	$1,297	$1,861

Liabilities and stockholders’ deficit
Current liabilities:
Advertising fund liabilities	117,360	123,818	(6,458)
Other accrued liabilities	100,185	97,760	2,425

Long-term liabilities:
Other accrued liabilities	36,181	23,644	12,537

Stockholders’ deficit:
Retained deficit	(2,926,921)	(2,920,278)	(6,643)

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

ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard, but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2018 and 2017 second quarters referenced herein represent the twelve-week periods ended June 17, 2018 and June 18, 2017. The 2018 and 2017 two fiscal quarters referenced herein represent the twenty-four-week periods ended June 17, 2018 and June 18, 2017.

Overview

Domino’s is the largest pizza company in the world based on global retail sales, with more than 15,100 locations in over 85 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties and fees to our independent franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they profit by sub-franchising and selling ingredients and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

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

	Second Quarter of 2018 (1)		Second Quarter of 2017		Two Fiscal Quarters of 2018 (1)		Two Fiscal Quarters of 2017
Global retail sales growth	+12.6%		+11.8%		+14.7%		+12.5%
Same store sales growth:
Domestic Company-owned stores	+5.1%		+11.2%		+5.8%		+12.6%
Domestic franchise stores	+7.0%		+9.3%		+7.7%		+9.6%

Domestic stores	+6.9%		+9.5%		+7.6%		+9.8%
International stores (excluding foreign currency impact)	+4.0%		+2.6%		+4.4%		+3.4%
Store counts (at end of period):
Domestic Company-owned stores	396		396
Domestic franchise stores	5,296		5,042

Domestic stores	5,692		5,438
International stores	9,430		8,779

Total stores	15,122		14,217

Income statement data:
Total revenues	$779.4	100.0%	$628.6	100.0%	$1,564.8	100.0%	$1,252.8	100.0%
Cost of sales	485.8	62.3%	435.8	69.3%	971.3	62.1%	866.2	69.1%
General and administrative	86.5	11.1%	80.0	12.7%	170.7	10.9%	157.8	12.6%
Domestic franchise advertising	80.9	10.4%	—	—%	163.1	10.4%	—	—%

Income from operations	126.1	16.2%	112.9	18.0%	259.6	16.6%	228.9	18.3%
Interest expense, net	(34.9)	(4.5)%	(24.3)	(3.9)%	(64.8)	(4.1)%	(49.9)	(4.0)%

Income before provision for income taxes	91.2	11.7%	88.5	14.1%	194.9	12.5%	179.0	14.3%
Provision for income taxes	13.8	1.8%	22.8	3.6%	28.6	1.9%	50.8	4.1%

Net income	$77.4	9.9%	$65.7	10.5%	$166.2	10.6%	$128.2	10.2%

(1)	In the first quarter of 2018, the Company began managing its franchised stores in Alaska and Hawaii as part of its Domestic Stores segment. Prior to 2018, store counts and retail sales from these franchised stores were included in the Company’s international stores in the table above. Consolidated results of the Company have not been impacted by this change and prior year amounts have not been reclassified to conform to the current year presentation due to immateriality.

During the second quarter and two fiscal quarters of 2018, we sustained our strong domestic and international same store sales performance. Our Domino’s Piece of the Pie RewardsTM loyalty program continues to contribute to our domestic same store sales performance. Additionally, we remained focused on growing online ordering and improving the digital customer experience through our technology platforms, including the launch of Domino’s HotSpotsTM in the second quarter of 2018.

We also continued our global expansion with the opening of 156 net new stores in the second quarter of 2018, bringing our year-to-date total to 266 net new stores. We opened 113 net new stores internationally and 43 net new stores domestically during the second quarter of 2018. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations, and marketing initiatives have combined to strengthen our brand.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 12.6% in the second quarter of 2018 and 14.7% in the two fiscal quarters of 2018. These increases were driven primarily by an increase in worldwide store counts during the trailing four quarters as well as domestic and international same store sales growth and the positive impact from changes in foreign currency exchange rates. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products, marketing and technology platforms. International same store sales growth also reflected continued strong performance.

Total revenues increased $150.8 million, or 24.0%, in the second quarter of 2018 and $312.0 million, or 24.9%, in the two fiscal quarters of 2018. The adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) in the first quarter of 2018 resulted in the recognition of $80.9 million in revenue in the second quarter of 2018 and $163.1 million in revenue in the two fiscal quarters of 2018 related to domestic franchise contributions to Domino’s National Advertising Fund Inc. (“DNAF”), our consolidated not-for-profit advertising fund. In the second quarter and two fiscal quarters of 2017 under accounting standards in effect at that time, we had presented these contributions net with the related disbursements in our condensed consolidated statement of income. Refer to Note 13 to the consolidated financial statements for additional information related to the adoption of this new accounting standard. The remaining increases in revenues were due primarily to higher supply chain volumes resulting from order and store count growth, as well as higher international franchise, Company-owned store and domestic franchise revenues resulting from same store sales and store count growth. These changes in revenues are described in more detail below.

Income from operations increased $13.2 million, or 11.8%, in the second quarter of 2018 and $30.7 million, or 13.4%, in the two fiscal quarters of 2018. These increases were primarily driven by higher royalty revenues from domestic and international franchised stores, as well as increased supply chain volumes and higher Company-owned store margins, but were partially offset by higher general and administrative expenses. The positive impact of changes in foreign currency exchange rates on international franchise royalties also contributed to the increase in the second quarter and two fiscal quarters of 2018.

Net income increased $11.7 million, or 17.7%, in the second quarter of 2018 and $38.0 million, or 29.7%, in the two fiscal quarters of 2018. These increases were driven by higher income from operations, as noted above. A lower tax rate resulting from regulations under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) also positively impacted net income in the second quarter and two fiscal quarters of 2018 through a reduction in the provision for income taxes, but was partially offset by lower excess tax benefits from equity-based compensation. These increases in net income were also partially offset by higher interest expense resulting from a higher average debt balance and the amortization of approximately $3.2 million of remaining unamortized debt issuance costs resulting from the repayment of our 2015 five-year fixed rates notes in connection with our 2018 recapitalization.

Revenues

	Second Quarter of 2018		Second Quarter of 2017		Two Fiscal Quarters of 2018		Two Fiscal Quarters of 2017
Domestic Company-owned stores	$118.8	15.2%	$112.4	17.9%	$240.0	15.3%	$226.0	18.0%
Domestic franchise royalties and fees	87.4	11.2%	82.4	13.1%	176.9	11.3%	162.3	13.0%
Supply chain	440.9	56.6%	390.1	62.1%	881.0	56.4%	778.7	62.1%
International franchise royalties and fees	51.3	6.6%	43.7	6.9%	103.8	6.6%	85.9	6.9%
Domestic franchise advertising	80.9	10.4%	—	—%	163.1	10.4%	—	—%

Total revenues	$779.4	100.0%	$628.6	100.0%	$1,564.8	100.0%	$1,252.8	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties, advertising contributions and fees from our domestic franchised stores, royalties and fees from our international franchised stores and sales of food, equipment and supplies from our supply chain centers to all of our domestic franchised stores and certain international franchised stores. Company-owned store and franchised store revenues may vary from period to period due to changes in store count mix. Supply chain revenues may vary significantly from period to period as a result of fluctuations in commodity prices as well as the mix of products we sell. In years prior to 2018, based on accounting guidance in effect at that time, the domestic franchise advertising contributions were shown net with the related disbursements in our condensed consolidated statement of income. In the first quarter of 2018, we adopted ASC 606, which requires these revenues and expenses to be presented gross on our condensed consolidated statement of income. Refer to Note 13 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

Domestic Stores Revenues

	Second Quarter of 2018		Second Quarter of 2017		Two Fiscal Quarters of 2018		Two Fiscal Quarters of 2017
Domestic Company-owned stores	$118.8	41.4%	$112.4	57.7%	$240.0	41.4%	$226.0	58.2%
Domestic franchise royalties and fees	87.4	30.4%	82.4	42.3%	176.9	30.5%	162.3	41.8%
Domestic franchise advertising	80.9	28.2%	—	—%	163.1	28.1%	—	—%

Domestic stores	$287.1	100.0%	$194.8	100.0%	$580.0	100.0%	$388.3	100.0%

Domestic stores revenues increased $92.3 million, or 47.4%, in the second quarter of 2018 and increased $191.7 million, or 49.4% in the two fiscal quarters of 2018. These increases were driven by the adoption of ASC 606, which requires a gross presentation of domestic franchise advertising contributions in our condensed consolidated statement of income, as well as higher royalty revenues earned on higher franchise same store sales and an increase in the average number of stores open in each period of 2018 as compared to the prior year. Higher domestic Company-owned same store sales also contributed to the increases in revenue. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations increased $6.4 million, or 5.7%, in the second quarter of 2018 and increased $14.0 million, or 6.2%, in the two fiscal quarters of 2018 due primarily to higher same store sales. Company-owned same store sales increased 5.1% in the second quarter of 2018 and 5.8% in the two fiscal quarters of 2018. Company-owned same store sales increased 11.2% in the second quarter of 2017 and 12.6% in the two fiscal quarters of 2017.

Domestic Franchise Royalties and Fees

Revenues from domestic franchise operations increased $5.0 million, or 6.1%, in the second quarter of 2018 and increased $14.6 million, or 9.0%, in the two fiscal quarters of 2018 due primarily to higher same store sales and an increase in the average number of domestic franchised stores open during the period. Domestic franchise same store sales increased 7.0% in the second quarter of 2018 and 7.7% in the two fiscal quarters of 2018. Domestic franchise same store sales increased 9.3% in the second quarter of 2017 and 9.6% in the two fiscal quarters of 2017. Revenues further benefited from an increase in fees paid by franchisees for the use of our internally developed technology platforms.

Domestic Franchise Advertising

Revenues from domestic franchise advertising contributions were $80.9 million in the second quarter of 2018 and were $163.1 million in the two fiscal quarters of 2018. In years prior to 2018, based on accounting guidance in effect at the time, the domestic franchise advertising contributions were shown net with the related disbursements in our condensed consolidated statement of income. In the first quarter of 2018, we adopted ASC 606, which required these revenues and expenses to be presented gross on our condensed consolidated statement of income. Refer to Note 13 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

Supply Chain Revenues

	Second Quarter of 2018		Second Quarter of 2017		Two Fiscal Quarters of 2018		Two Fiscal Quarters of 2017
Domestic supply chain	$399.7	90.7%	$356.0	91.3%	$798.6	90.6%	$709.6	91.1%
International supply chain	41.2	9.3%	34.1	8.7%	82.4	9.4%	69.1	8.9%

Total supply chain	$440.9	100.0%	$390.1	100.0%	$881.0	100.0%	$778.7	100.0%

Domestic Supply Chain

Domestic supply chain revenues increased $43.7 million, or 12.3%, in the second quarter of 2018 and increased $89.0 million, or 12.5%, in the two fiscal quarters of 2018. These increases were primarily attributable to higher volumes from increased order counts at the store level and store count growth. Our market basket pricing to stores increased 4.5% during the second quarter and two fiscal quarters of 2018, which resulted in an estimated increase in domestic supply chain revenues of $14.6 million in the second quarter of 2018 and $29.2 million in the two fiscal quarters of 2018.

International Supply Chain

Revenues from international supply chain operations increased $7.1 million, or 20.8%, in the second quarter of 2018 and increased $13.3 million, or 19.2%, in the two fiscal quarters of 2018. These increases resulted primarily from higher volumes from increased order counts at the store level. The positive impact of changes in foreign currency exchange rates of $1.7 million in the second quarter of 2018 and $3.5 million in the two fiscal quarters of 2018 also contributed to the increases.

International Franchise Royalties and Fee Revenues

Revenues from international franchise operations increased $7.6 million, or 17.5%, in the second quarter of 2018 and increased $17.9 million, or 20.8%, in the two fiscal quarters of 2018. These increases were due primarily to higher same store sales, an increase in the average number of international stores open during the period and the positive impact from changes in foreign currency exchange rates of $1.1 million in the second quarter of 2018 and $4.4 million in the two fiscal quarters of 2018. Excluding the impact of changes in foreign currency exchange rates, international franchise same store sales increased 4.0% in the second quarter of 2018 and 4.4% in the two fiscal quarters of 2018. Excluding the impact of changes in foreign currency exchange rates, international franchise same store sales increased 2.6% in the second quarter of 2017 and 3.4% in the two fiscal quarters of 2017. Revenues further benefited from an increase in fees paid by franchisees for the use of our internally developed technology platforms.

Cost of Sales / Operating Margin

	Second Quarter of 2018		Second Quarter of 2017		Two Fiscal Quarters of 2018		Two Fiscal Quarters of 2017
Consolidated revenues	$779.4	100.0%	$628.6	100.0%	$1,564.8	100.0%	$1,252.8	100.0%
Consolidated cost of sales	485.8	62.3%	435.8	69.3%	971.3	62.1%	866.2	69.1%

Consolidated operating margin	$293.6	37.7%	$192.8	30.7%	$593.4	37.9%	$386.7	30.9%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

Consolidated operating margin (which we define as revenues less cost of sales) increased $100.8 million, or 52.2%, in the second quarter of 2018 and increased $206.7 million, or 53.5%, in the two fiscal quarters of 2018. These increases were primarily driven by the adoption of ASC 606, which requires a gross presentation of domestic franchise advertising contributions on our condensed consolidated statement of income. Higher international and domestic franchise revenues, as well as higher supply chain volumes and higher Company-owned store margins also contributed to the increased operating margin in the second quarter and two fiscal quarters of 2018. Franchise revenues and domestic franchise advertising revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the consolidated operating margin increased 7.0 percentage points in both the second quarter and two fiscal quarters of 2018 due primarily to the adoption of ASC 606, which requires a gross presentation of domestic franchise advertising contributions on our condensed consolidated statement of income. Company-owned store operating margins increased 1.8 percentage points in the second quarter of 2018 and increased 0.9 percentage points in the two fiscal quarters of 2018. Supply chain operating margins decreased 0.4 percentage points in the second quarter of 2018 and decreased 0.7 percentage points in the two fiscal quarters of 2018. These changes in margin are more fully discussed below.

Domestic Company-Owned Stores Operating Margin

	Second Quarter of 2018		Second Quarter of 2017		Two Fiscal Quarters of 2018		Two Fiscal Quarters of 2017
Revenues	$118.8	100.0%	$112.4	100.0%	$240.0	100.0%	$226.0	100.0%
Cost of sales	92.0	77.4%	89.0	79.2%	185.0	77.1%	176.2	78.0%

Store operating margin	$26.8	22.6%	$23.4	20.8%	$55.0	22.9%	$49.8	22.0%

The domestic Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) increased $3.4 million, or 14.7%, in the second quarter of 2018 and increased $5.2 million, or 10.5%, in the two fiscal quarters of 2018. Higher same store sales and lower insurance expense positively contributed to operating margin in the second quarter and two fiscal quarters of 2018. These increases were partially offset by higher food and labor costs. As a percentage of store revenues, the store operating margin increased 1.8 percentage points in the second quarter of 2018 and increased 0.9 percentage points in the two fiscal quarters of 2018, as discussed in more detail below.

•	Food costs increased 0.7 percentage points to 27.5% in the second quarter of 2018 and increased 0.5 percentage points to 27.4% in the two fiscal quarters of 2018.

•	Labor costs increased 0.5 percentage points to 30.0% in the second quarter of 2018 and increased 0.2 percentage points to 29.8% in the two fiscal quarters of 2018. These increases were due primarily to an increase in labor rates in certain markets.

•	Insurance costs decreased 2.0 percentage points to 3.2% in the second quarter of 2018 and decreased 0.9 percentage points to 3.1% in the two fiscal quarters of 2018. These decreases resulted from incremental insurance expense recorded in the second quarter of 2017 related to updated independent actuarial estimates for our casualty insurance program.

•	Transaction-related expenses decreased 0.6 percentage points to 3.1% in the second quarter of 2018 and decreased 0.4 percentage points to 3.2% in the two fiscal quarters of 2018. These decreases were primarily attributable to reduced credit card-related expenses in certain markets in which we operate.

•	Delivery costs decreased 0.2 percentage points to 3.4% in the second quarter of 2018 and decreased 0.3 percentage points to 3.3% in the two fiscal quarters of 2018 due primarily to the leveraging of higher same store sales.

Supply Chain Operating Margin

	Second Quarter of 2018		Second Quarter of 2017		Two Fiscal Quarters of 2018		Two Fiscal Quarters of 2017
Revenues	$440.9	100.0%	$390.1	100.0%	$881.0	100.0%	$778.7	100.0%
Cost of sales	393.8	89.3%	346.7	88.9%	786.3	89.3%	689.9	88.6%

Supply chain operating margin	$47.1	10.7%	$43.4	11.1%	$94.7	10.7%	$88.7	11.4%

The supply chain operating margin increased $3.7 million, or 8.5%, in the second quarter of 2018 and $6.0 million, or 6.7% in the two fiscal quarters of 2018, primarily driven by higher volumes from increased store orders. As a percentage of supply chain revenues, the supply chain operating margin decreased 0.4 percentage points in the second quarter of 2018 and decreased 0.7 percentage points in the two fiscal quarters of 2018. These decreases were due primarily to higher delivery and labor costs, offset in part by procurement savings.

General and Administrative Expenses

General and administrative expenses increased $6.5 million, or 8.2%, in the second quarter of 2018 and increased $12.9 million, or 8.2%, in the two fiscal quarters of 2018. These increases were primarily driven by continued investments in technological initiatives (primarily in e-commerce and information technology) as well as investments in other strategic areas. The reclassification of certain advertising expenses from general and administrative expenses to domestic franchise advertising expenses in 2018 partially offset these increases.

Domestic Franchise Advertising Expenses

Domestic franchise advertising expenses were $80.9 million in the second quarter of 2018 and were $163.1 million in the two fiscal quarters of 2018. In years prior to 2018, the domestic franchise advertising expenses were shown net with the related contributions in our condensed consolidated statement of income. In the first quarter of 2018, we adopted ASC 606, which required these revenues and expenses to be presented gross on our condensed consolidated statement of income. Refer to Note 13 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

Interest Expense

Interest expense increased $11.5 million to $36.1 million in the second quarter of 2018 and increased $16.2 million to $66.4 million in the two fiscal quarters of 2018. These increases were driven by higher average borrowings resulting from our recapitalization transactions completed on April 24, 2018 (“2018 Recapitalization”) and July 24, 2017 (“2017 Recapitalization”), offset in part by a lower weighted average borrowing rate. We also expensed approximately $3.2 million for the remaining unamortized debt issuance costs on the 2015 five-year fixed rate notes repaid in connection with the 2018 Recapitalization. The Company’s weighted average borrowing rate decreased to 4.0% in the second quarter of 2018 and decreased to 3.9% in the two fiscal quarters of 2018, from 4.6% in both the second quarter and two fiscal quarters of 2017, resulting from the lower interest rates on the debt outstanding in the second quarter and two fiscal quarters of 2018 as compared to the same periods in 2017.

Provision for Income Taxes

Provision for income taxes decreased $9.0 million to $13.8 million in the second quarter of 2018 and decreased $22.2 million to $28.6 million in the two fiscal quarters of 2018. Although pre-tax income increased in both the second quarter and two fiscal quarters of 2018, the effective tax rate for both periods decreased due to the lower federal statutory rate of 21% resulting from the 2017 Tax Act enacted in December 2017. These decreases were partially offset by lower excess tax benefits on equity-based compensation, which are recorded as a reduction to the income tax provision. Excess tax benefits recorded were lower by $3.5 million in the second quarter of 2018 and were lower by $1.6 million in the two fiscal quarters of 2018 as compared to the prior year periods. The effective tax rate decreased to 15.1% during the second quarter of 2018 and decreased to 14.7% in the two fiscal quarters of 2018 as compared to 25.7% in the second quarter of 2017 and 28.4% in the two fiscal quarters of 2017.

Liquidity and Capital Resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 35 to 45 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of June 17, 2018, we had working capital of $154.1 million, excluding restricted cash and cash equivalents of $145.0 million, advertising fund assets, restricted, of $123.8 million and advertising fund liabilities of $117.4 million. Working capital includes total unrestricted cash and cash equivalents of $157.8 million.

During the second quarter and two fiscal quarters of 2018, we experienced increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international and domestic businesses grew store counts in the second quarter of 2018. These factors contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under our variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations and, when necessary, our available borrowings under variable funding note facilities. As of June 17, 2018, we had approximately $18.3 million in commitments for capital expenditures related to building a new supply chain center that is expected to open in 2018.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations, our current unrestricted cash and cash equivalents and amounts available under our variable funding note facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our fixed and floating rate notes and to service, extend or refinance our variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Restricted Cash

As of June 17, 2018, we had approximately $108.3 million of restricted cash held for future principal and interest payments, $36.6 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.1 million of other restricted cash for a total of $145.0 million of restricted cash and cash equivalents. As of June 17, 2018, we also held $32.8 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.

2018 Recapitalization

On April 24, 2018, we completed the 2018 Recapitalization in which certain of our subsidiaries issued new notes pursuant to an asset-backed securitization. The new notes consist of $425.0 million Series 2018-1 4.116% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated term of 7.5 years (the “2018 A-2-I Fixed Rate Notes”), and $400.0 million Series 2018-1 4.328% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of 9.25 years (the “2018 A-2-II Fixed Rate Notes” and, collectively with the 2018 A-2-I Fixed Rate Notes, the “2018 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The 2018 Notes have scheduled principal payments of $4.1 million in 2018, $8.3 million in each of 2019 through 2024, $401.4 million in 2025, $4.0 million in 2026 and $366.0 million in 2027. Gross proceeds from the issuance of the 2018 Notes was $825.0 million.

A portion of the proceeds from the 2018 Recapitalization was used to repay the remaining $490.1 million in outstanding principal and interest under the Company’s 2015 five-year fixed rate notes, pre-fund a portion of the principal and interest payable on the 2018 Notes, pay transaction fees and expenses and repurchase and retire shares of the Company’s common stock. In connection with the repayment of the 2015 five-year fixed rate notes, the Company expensed approximately $3.2 million for the remaining unamortized debt issuance costs associated with these notes. Additionally, in connection with the 2018 Recapitalization, the Company capitalized $8.2 million of debt issuance costs, which are being amortized into interest expense over the expected terms of the 2018 Notes.

Long-Term Debt

As of June 17, 2018, we had approximately $3.47 billion of long-term debt, of which $35.6 million was classified as a current liability. Our fixed and floating rate notes from the recapitalizations we completed in 2018, 2017 and 2015 have original scheduled principal payments of $17.6 million in the remainder of 2018, $35.3 million in each of 2019 through 2021, $888.0 million in 2022, $26.3 million in each of 2023 through 2025, $1.13 billion in 2026 and $1.27 billion in 2027. As of June 17, 2018, we had no outstanding borrowings under our variable funding notes and $128.3 million available for borrowing, net of letters of credit issued of $46.7 million. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. During the second quarter of 2018, we borrowed $80.0 million under our variable funding notes to fund incremental share repurchases. These borrowings were repaid during the second quarter of 2018. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures, share repurchases and other general corporate purposes.

Share Repurchase Programs

Our open market share repurchase programs have historically been funded by excess cash flows. On February 14, 2018, our Board of Directors authorized a new share repurchase program to repurchase up to $750.0 million of the Company’s common stock, which replaced the remaining availability under its previous $1.25 billion authorization. During the second quarter of 2018, we repurchased and retired 905,556 shares of our common stock under our Board of Directors-approved open market share repurchase program for a total of approximately $219.0 million, or an average price of $241.82 per share. During the two fiscal quarters of 2018, we repurchased and retired 1,353,564 shares of our common stock under our Board of Directors-approved open market share repurchase program for a total of approximately $320.1 million, or an average price of $236.46 per share. As of June 17, 2018, the Company had a total remaining authorized amount for share repurchases of approximately $429.9 million.

The Company did not repurchase any shares of its common stock under its Board of Directors-approved open market share repurchase program in the second quarter of 2017. During the two fiscal quarters of 2017, the Company repurchased and retired 80,360 shares of its common stock under its Board of Directors-approved open market share repurchase program for a total of approximately $12.7 million, or an average price of $158.30 per share.

Dividends

During the second quarter of 2018, on April 24, 2018, the Company’s Board of Directors declared a $0.55 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2018, which was paid on June 29, 2018. The Company had approximately $23.6 million accrued for common stock dividends at June 17, 2018.

Subsequent to the second quarter, on July 18, 2018, the Company’s Board of Directors declared a $0.55 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 14, 2018 to be paid on September 28, 2018.

The following table illustrates the main components of our cash flows:

(In millions)	Two Fiscal Quarters of 2018 (1)	Two Fiscal Quarters of 2017 (1)
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$154.7	$112.8
Net cash used in investing activities	(43.8)	(24.7)
Net cash used in financing activities	(30.1)	(45.8)
Exchange rate changes	(0.1)	—

Change in cash and cash equivalents, restricted cash and cash equivalents	$80.7	$42.3

(1)	In 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the consolidated statement of cash flows. The prior year amounts have been recast. Refer to Note 13 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

Operating Activities

Cash provided by operating activities increased $41.9 million in the two fiscal quarters of 2018, primarily due to an increase in net income of $38.0 million and an increase in non-cash amounts of $6.1 million. The negative impact of changes in operating assets and liabilities of $2.2 million partially offset these increases.

Investing Activities

Cash used in investing activities was $43.8 million in the two fiscal quarters of 2018, which consisted primarily of $37.3 million of capital expenditures (driven primarily by investments in technological initiatives, supply chain centers and Company-owned stores) and purchases of restricted advertising fund investments of $35.2 million. These uses of cash were partially offset by maturities of restricted advertising fund investments of $29.0 million. The Company adopted ASC 606 in the first quarter of 2018, which superseded the agency guidance the Company historically applied to present advertising fund investment activities net in the Company’s consolidated statement of cash flows. Refer to Note 13 to the consolidated financial statements for additional information related to the Company’s adoption of ASC 606.

Cash used in investing activities was $24.7 million in the two fiscal quarters of 2017, which consisted primarily of $25.2 million of capital expenditures (driven primarily by investments in our technological initiatives, Company-owned stores and supply chain centers).

Financing Activities

Cash used in financing activities was $30.1 million in the two fiscal quarters of 2018. We issued $825.0 million of debt in connection with our 2018 Recapitalization and borrowed $80.0 million under our variable funding notes. However, these increases in cash were offset by repayments of long-term debt of $586.1 million (of which $490.0 million was an optional prepayment on our 2015 five-year fixed rate notes using a portion of the proceeds received from the 2018 Recapitalization and $80.0 million related to the repayment of the borrowings under our variable funding notes), purchases of common stock of $320.1 million, dividend payments to our shareholders of $23.5 million, and cash paid for financing costs related to our 2018 Recapitalization of $8.2 million. We also made $2.3 million in tax payments for restricted stock upon vesting and received proceeds of $5.2 million from the exercise of stock options.

Cash used in financing activities was $45.8 million in the two fiscal quarters of 2017. We paid $22.3 million in dividends to our shareholders, used $12.7 million to repurchase shares of common stock, paid $9.8 million on our long-term debt obligations, and made $4.9 million in tax payments for restricted stock upon vesting. Proceeds of $3.9 million from the exercise of stock options partially offset these uses of cash in financing activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company does not engage in speculative transactions nor does the Company hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we issued fixed and floating rate notes and entered into variable funding notes and, at June 17, 2018, we are exposed to interest rate risk on borrowings under our floating rate notes and variable funding notes. As of June 17, 2018, we had no outstanding borrowings under our variable funding notes and $128.3 million available for borrowing, net of letters of credit issued of $46.7 million. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Approximately 6.6% of our total revenues in both the second quarter and two fiscal quarters of 2018 and 6.9% of our total revenues in both the second quarter and two fiscal quarters of 2017 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $6.5 million in the two fiscal quarters of 2018.

Item 4. Controls and Procedures.

Management, with the participation of the Company’s Chief Executive Officer, Richard E. Allison, Jr., and Executive Vice President and Chief Financial Officer, Jeffrey D. Lawrence, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Mr. Allison and Mr. Lawrence concluded that the Company’s disclosure controls and procedures were effective.

During the quarterly period ended June 17, 2018, there were no changes in the Company’s internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

As previously disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2018, on February 14, 2011, Domino’s Pizza LLC was named as a defendant in a lawsuit along with Fischler Enterprises of C.F., Inc., a franchisee, and Jeffrey S. Kidd, the franchisee’s delivery driver, filed by Yvonne Wiederhold, the plaintiff, as Personal Representative of the Estate of Richard E. Wiederhold, deceased. The case involved a traffic accident in which the franchisee’s delivery driver is alleged to have caused an accident involving a vehicle driven by Richard Wiederhold. Mr. Wiederhold sustained spinal injuries resulting in quadriplegia and passed away several months after the accident. The jury returned a $10.1 million judgment for the plaintiff where the Company and Mr. Kidd were found to be 90% liable (after certain offsets and other deductions the final verdict was $8.9 million). In the second quarter of 2016, the trial court ruled on all post-judgment motions and entered the judgment. The Company denies liability and in the third quarter of 2016 filed an appeal of the verdict on a variety of grounds. On May 11, 2018, the court of appeals reversed and remanded the case to the trial court for a new trial based on the plaintiff’s improper closing argument. The Company continues to deny liability in this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
Period #4 (March 26, 2018 to April 22, 2018)	353,600	$231.25	351,699	$567,585
Period #5 (April 23, 2018 to May 20, 2018)	246,179	247.69	244,995	506,898
Period #6 (May 21, 2018 to June 17, 2018)	310,064	249.26	308,862	429,932

Total	909,843	$241.84	905,556	$429,932

(1)	4,287 shares in the second quarter of 2018 were purchased as part of the Company’s employee stock purchase discount plan. During the second quarter, the shares were purchased at an average price of $245.27.

(2)	As previously disclosed, on February 14, 2018, the Company’s Board of Directors authorized a $750.0 million share repurchase program, which has no expiration date. As of June 17, 2018, the Company had approximately $429.9 million remaining for future share repurchases under this program. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

1.1	Purchase Agreement, dated April 18, 2018, by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC, Domino’s Pizza, Inc., Domino’s Pizza LLC, Domino’s, Inc., the guarantors party thereto and Guggenheim Securities, LLC, as representative of the initial purchasers named in Schedule I thereto (Incorporated by reference to Exhibit 1.1 to the registrant’s current report on Form 8-K filed on April 25, 2018).

4.1	Supplemental Indenture, dated as of April 24, 2018, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer of Series 2018-1 4.116% Fixed Rate Senior Secured Notes, Class A-2-I and Series 2018-1 4.328% Fixed Rate Senior Secured Notes, Class A-2-II, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on April 25, 2018).

10.1	Addendum to Amended and Restated Employment Agreement dated as of June 22, 2018 between Domino’s Pizza LLC and David A. Brandon

10.2	Addendum to the Employment agreement dated as of July 16, 2018 between Domino’s Pizza LLC and J. Patrick Doyle

31.1	Certification by Richard E. Allison, Jr. pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Jeffrey D. Lawrence pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by Richard E. Allison, Jr. pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Jeffrey D. Lawrence pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC. (Registrant)

Date: July 19, 2018	/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)