Form 10-Q
period 2018-09-09
DOMINOS PIZZA INC
filed 2018-10-16
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 9, 2018

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 9, 2018, Domino’s Pizza, Inc. had 41,594,653 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) – As of September 9, 2018 and December 31, 2017	3

	Condensed Consolidated Statements of Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 9, 2018 and September 10, 2017	4

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 9, 2018 and September 10, 2017	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) – Three fiscal quarters ended September 9, 2018 and September 10, 2017	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 9, 2018	December 31, 2017 (Note)
Assets
Current assets:
Cash and cash equivalents	$84,600	$35,768
Restricted cash and cash equivalents	168,170	191,762
Accounts receivable, net	170,244	173,677
Advertising fund assets, restricted	118,833	120,223
Inventories	41,420	39,961
Prepaid expenses and other	22,382	18,389

Total current assets	605,649	579,780

Property, plant and equipment:
Land and buildings	40,423	29,171
Leasehold and other improvements	134,776	128,613
Equipment	222,582	216,599
Construction in progress	56,383	32,482

	454,164	406,865
Accumulated depreciation and amortization	(247,165)	(237,279)

Property, plant and equipment, net	206,999	169,586

Other assets:
Goodwill	14,919	15,423
Capitalized software, net	59,840	52,823
Other assets	21,793	16,391
Deferred income taxes	2,914	2,750

Total other assets	99,466	87,387

Total assets	$912,114	$836,753

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$35,847	$32,324
Accounts payable	87,509	106,894
Insurance reserves	21,859	20,754
Dividends payable	23,265	536
Advertising fund liabilities	112,222	120,223
Other accrued liabilities	95,729	117,554

Total current liabilities	376,431	398,285

Long-term liabilities:
Long-term debt, less current portion	3,437,632	3,121,490
Insurance reserves	33,994	30,611
Other accrued liabilities	37,815	21,751

Total long-term liabilities	3,509,441	3,173,852

Stockholders’ deficit:
Common stock	416	429
Additional paid-in capital	1,914	5,654
Retained deficit	(2,972,565)	(2,739,437)
Accumulated other comprehensive loss	(3,523)	(2,030)

Total stockholders’ deficit	(2,973,758)	(2,735,384)

Total liabilities and stockholders’ deficit	$912,114	$836,753

Note: The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 9,	September 10,	September 9,	September 10,
(In thousands, except per share data)	2018	2017	2018	2017
Revenues:
Domestic Company-owned stores	$118,540	$112,905	$358,521	$338,880
Domestic franchise royalties and fees	89,427	80,244	266,335	242,548
Supply chain	445,096	402,143	1,326,076	1,180,800
International franchise royalties and fees	50,424	48,350	154,182	134,242
Domestic franchise advertising	82,478	—	245,618	—

Total revenues	785,965	643,642	2,350,732	1,896,470

Cost of sales:
Domestic Company-owned stores	92,998	86,814	278,012	263,038
Supply chain	397,688	358,350	1,183,996	1,048,293

Total cost of sales	490,686	445,164	1,462,008	1,311,331

Operating margin	295,279	198,478	888,724	585,139

General and administrative	80,369	81,398	251,053	239,158
Domestic franchise advertising	82,478	—	245,618	—

Income from operations	132,432	117,080	392,053	345,981
Interest income	792	612	2,451	999
Interest expense	(33,976)	(33,141)	(100,389)	(83,383)

Income before provision for income taxes	99,248	84,551	294,115	263,597
Provision for income taxes	15,153	28,183	43,785	79,019

Net income	$84,095	$56,368	$250,330	$184,578

Earnings per share:
Common stock - basic	$2.02	$1.22	$5.94	$3.90
Common stock - diluted	1.95	1.18	5.73	3.76
Dividends declared per share	$0.55	$0.46	$1.65	$1.38

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 9,	September 10,	September 9,	September 10,
(In thousands)	2018	2017	2018	2017
Net income	$84,095	$56,368	$250,330	$184,578
Currency translation adjustment	(84)	1,406	(1,142)	1,688

Comprehensive income	$84,011	$57,774	$249,188	$186,266

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
	September 9,	September 10,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$250,330	$184,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,770	30,054
(Gain) loss on sale/disposal of assets	(5,187)	648
Amortization of debt issuance costs	6,581	9,424
Provision for deferred income taxes	1,737	5,680
Non-cash compensation expense	15,660	14,271
Excess tax benefits from equity-based compensation	(22,722)	(20,430)
Other	356	234
Changes in operating assets and liabilities	(25,580)	(2,321)
Changes in advertising fund assets and liabilities, restricted	5,574	5,961

Net cash provided by operating activities	262,519	228,099

Cash flows from investing activities:
Capital expenditures	(65,074)	(38,897)
Proceeds from sale of assets	8,213	31
Maturities of advertising fund investments, restricted	44,007	—
Purchases of advertising fund investments, restricted	(50,152)	—
Other	(2,357)	296

Net cash used in investing activities	(65,363)	(38,570)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	905,000	1,900,000
Repayments of long-term debt and capital lease obligations	(595,067)	(920,093)
Proceeds from exercise of stock options	8,967	4,014
Purchases of common stock	(429,190)	(1,012,721)
Tax payments for restricted stock upon vesting	(6,849)	(9,386)
Payments of common stock dividends and equivalents	(46,720)	(44,630)
Cash paid for financing costs	(8,207)	(16,846)
Other	—	(205)

Net cash used in financing activities	(172,066)	(99,867)

Effect of exchange rate changes on cash	(235)	349

Change in cash and cash equivalents, restricted cash and cash equivalents	24,855	90,011

Cash and cash equivalents, beginning of period	35,768	42,815
Restricted cash and cash equivalents, beginning of period	191,762	126,496
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	27,316	25,091

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	254,846	194,402

Cash and cash equivalents, end of period	84,600	61,360
Restricted cash and cash equivalents, end of period	168,170	192,001
Cash and cash equivalents included in advertising fund assets, restricted, end of period	26,931	31,052

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$279,701	$284,413

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 9, 2018

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended September 9, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2018.

Reclassification of Revenues

Beginning in the first quarter of 2018, the Company began managing its franchised stores in Alaska and Hawaii as part of its Domestic Stores segment (Note 3). Prior to 2018, the revenues from these franchised stores were included in the Company’s International Franchise segment (Note 3). International franchise revenues for the third quarter and three fiscal quarters of 2017 include $0.6 million and $1.8 million, respectively, of franchise revenues related to these stores. These amounts have not been reclassified to conform to the current year presentation due to immateriality.

Updates to Significant Accounting Policies

The Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) in the first quarter of 2018. As a result, the Company updated its significant accounting policies for revenue recognition, disaggregation of revenue and the recognition of advertising costs below. Refer to Note 14 for the full impact of the adoption of ASC 606 on the Company’s condensed consolidated financial statements.

Revenue Recognition

Domestic Company-owned stores revenues were $118.5 million in the third quarter of 2018 and were $358.5 million in the three fiscal quarters of 2018. Domestic Company-owned stores revenues are comprised of retail sales of food through Company-owned Domino’s Pizza stores located in the United States and are recognized when the items are delivered to or carried out by customers. Customer payments are generally due at the time of sale. Sales taxes related to these sales are collected from customers and remitted to the appropriate taxing authority and are not reflected in the Company’s condensed consolidated statements of income as revenue.

Domestic franchise royalties and fees were $89.4 million in the third quarter of 2018 and were $266.3 million in the three fiscal quarters of 2018. Domestic franchise royalties and fees are primarily comprised of royalties and fees from Domino’s Pizza franchisees with operations in the United States. Royalty revenues are based on a percentage of franchise retail sales and are recognized when the items are delivered to or carried out by franchisees’ customers. Domestic franchise fee revenue primarily relates to per-transaction technology fees that are recognized as the related sales occur. Payments for domestic royalties and fees are generally due within seven days of the prior week end date.

Supply chain revenues were $445.1 million in the third quarter of 2018 and were $1.33 billion in the three fiscal quarters of 2018. Supply chain revenues are primarily comprised of sales of food, equipment and supplies to franchised Domino’s Pizza stores located in the United States and Canada. Revenues from the sale of food are recognized upon delivery of the food to franchisees and payments for food purchases are generally due within 30 days of the shipping date. Revenues from the sale of equipment and supplies are recognized upon delivery or shipment of the related products to franchisees, based on shipping terms, and payments for equipment and supplies are generally due within 90 days of the shipping date. The Company also offers profit sharing rebates and volume discounts to its franchisees. Obligations for profit sharing rebates are calculated based on actual results of its supply chain centers and are recognized as a reduction to revenue. Volume discounts are based on annual sales. The Company estimates the amount that will be earned and records a reduction to revenue.

International franchise royalties and fees were $50.4 million in the third quarter of 2018 and were $154.2 million in the three fiscal quarters of 2018. International franchise royalties and fees are primarily comprised of royalties and fees from Domino’s Pizza franchisees outside of the United States. Royalty revenues are recognized when the items are delivered to or carried out by franchise customers. Store opening fees received from international franchisees are recognized as revenue on a straight-line basis over the term of each respective franchise store agreement, which is typically ten years. Development fees received from international master franchisees are also deferred when amounts are received and are recognized as revenue on a straight-line basis over the term of the respective master franchise agreement, which is typically ten years. International franchise royalties and fees are invoiced at least quarterly and payments are generally due within 60 days.

Domestic franchise advertising revenues were $82.5 million in the third quarter of 2018 and were $245.6 million in the three fiscal quarters of 2018. Domestic franchise advertising revenues are primarily comprised of contributions from Domino’s Pizza franchisees with operations in the United States to the Domino’s National Advertising Fund Inc. (“DNAF”), the Company’s not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities in the United States. These contributions are based on a percentage of franchise retail sales and are recognized when items are delivered to or carried out by franchisees’ customers. Payments for domestic franchise advertising revenues are generally due within seven days of the prior week end date. Although these revenues are restricted to be used only for advertising and promotional activities to benefit franchised stores, the Company has determined there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from its domestic royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the Company’s condensed consolidated statement of income.

Disaggregation of Revenue

ASC 606 requires that companies disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company has included its revenues disaggregated in its condensed consolidated statements of income to satisfy this requirement.

Advertising Costs

Domestic Stores (Note 3) are required to contribute a certain percentage of sales to DNAF. Domestic franchise advertising costs are accrued and expensed when the related domestic franchise advertising revenues are recognized, as DNAF is obligated to expend such revenues on advertising. Advertising costs funded by Company-owned stores are generally expensed as incurred and are included in general and administrative expense. The contributions from Company-owned stores that have not yet been expended are included in advertising fund assets, restricted on the Company’s condensed consolidated balance sheet. As of September 9, 2018, advertising fund assets, restricted of $118.8 million included approximately $6.6 million of cash contributed from Company-owned stores that had not yet been expended and approximately $112.2 million of other assets which consisted of $107.1 million of cash, cash equivalents and investments, $11.3 million of accounts receivable and $0.4 million of prepaid expenses.

Domestic franchise advertising costs expended by DNAF are included in domestic franchise advertising expenses in the Company’s consolidated statement of income. Certain costs incurred by the Company on behalf of DNAF were included in general and administrative expense in years prior to 2018. Refer to Note 14 for the full impact of the adoption of ASC 606 on the Company’s financial statements.

2. Contract Liabilities

Contract liabilities consist of deferred franchise fees and deferred development fees. Changes in deferred franchise fees and deferred development fees for the three fiscal quarters of 2018 were as follows:

(In thousands)	Three Fiscal Quarters Ended September 9, 2018
Deferred franchise fees and deferred development fees at beginning of period	$19,404
Revenue recognized during the period	(3,540)
New deferrals due to cash received and other	3,917

Deferred franchise fees and deferred development fees at end of period	$19,781

3. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which the Company refers to as Segment Income, for each of its reportable segments.

	Fiscal Quarters Ended September 9, 2018 and September 10, 2017
	Domestic Stores (1)	Supply Chain	International Franchise (2)	Intersegment Revenues	Other	Total
Revenues
2018	$290,445	$478,517	$50,424	$(33,421)	$—	$785,965
2017	193,149	433,575	48,350	(31,432)	—	643,642
Income from operations
2018	$78,636	$35,452	$39,374	N/A	$(21,030)	$132,432
2017	67,892	33,522	37,972	N/A	(22,306)	117,080
Segment Income
2018	$75,721	$38,561	$39,416	N/A	$(10,295)	$143,403
2017	70,651	36,227	38,019	N/A	(11,973)	132,924

	Three Fiscal Quarters Ended September 9, 2018 and September 10, 2017
	Domestic Stores (1)	Supply Chain	International Franchise (2)	Intersegment Revenues	Other	Total
Revenues
2018	$870,474	$1,426,943	$154,182	$(100,867)	$—	$2,350,732
2017	581,428	1,274,306	134,242	(93,506)	—	1,896,470
Income from operations
2018	$227,117	$109,319	$120,002	N/A	$(64,385)	$392,053
2017	199,515	102,785	106,748	N/A	(63,067)	345,981
Segment Income
2018	$230,152	$118,171	$120,138	N/A	$(29,633)	$438,828
2017	207,420	110,614	106,883	N/A	(33,341)	391,576

(1)

The Domestic Stores segment includes $82.5 million in the third quarter of 2018 and $245.6 million in the three fiscal quarters of 2018 of revenues related to franchise advertising contributions due to the adoption of ASC 606 (Note 14). These contributions did not have an impact on income from operations or Segment Income.

(2)

The International Franchise segment includes $0.6 million in revenues, income from operations and Segment Income in the third quarter of 2017 related to franchised stores in Alaska and Hawaii. The International Franchise segment includes $1.8 million in revenues and $1.7 million in income from operations and Segment Income in the three fiscal quarters of 2017 related to franchised stores in Alaska and Hawaii. Beginning in the first quarter of 2018, franchised stores in Alaska and Hawaii are managed as part of the Company’s Domestic Stores business and are included in the Domestic Stores segment results.

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 9, 2018	September 10, 2017	September 9, 2018	September 10, 2017
Total Segment Income	$143,403	$132,924	$438,828	$391,576
Depreciation and amortization	(12,460)	(10,281)	(35,770)	(30,054)
Gain (loss) on sale/disposal of assets	5,706	(303)	5,187	(648)
Non-cash compensation expense	(4,217)	(4,638)	(15,660)	(14,271)
Recapitalization-related expenses	—	(622)	(532)	(622)

Income from operations	132,432	117,080	392,053	345,981
Interest income	792	612	2,451	999
Interest expense	(33,976)	(33,141)	(100,389)	(83,383)

Income before provision for income taxes	$99,248	$84,551	$294,115	$263,597

4. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 9, 2018	September 10, 2017	September 9, 2018	September 10, 2017
Net income available to common stockholders - basic and diluted	$84,095	$56,368	$250,330	$184,578

Basic weighted average number of shares	41,585,933	46,034,807	42,150,693	47,282,393
Earnings per share – basic	$2.02	$1.22	$5.94	$3.90
Diluted weighted average number of shares	43,067,191	47,715,788	43,675,627	49,066,610
Earnings per share – diluted	$1.95	$1.18	$5.73	$3.76

The denominators used in calculating diluted earnings per share for the third quarter and three fiscal quarters of 2018 do not include 76,130 and 137,156 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for the three fiscal quarters of 2018 does not include 28,570 shares subject to restricted stock awards, as the effect of including these shares would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the third quarter and three fiscal quarters of 2018 do not include 160,998 restricted performance shares, as the performance targets for these awards had not yet been met.

The denominators used in calculating diluted earnings per share for the third quarter of 2017 and three fiscal quarters of 2017 do not include 141,870 and 146,200 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the third quarter and three fiscal quarters of 2017 do not include 193,194 restricted performance shares, as the performance targets for these awards had not yet been met.

5. Stockholders’ Deficit

The following table summarizes changes in Stockholders’ Deficit for the three fiscal quarters of 2018.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 31, 2017	42,898,329	$429	$5,654	$(2,739,437)	$(2,030)
Net income	—	—	—	250,330	—
Common stock dividends and equivalents	—	—	—	(69,450)	—
Issuance of common stock, net	80,932	1	—	—	—
Tax payments for restricted stock upon vesting	(26,893)	—	(6,849)	—	—
Purchases of common stock	(1,751,054)	(18)	(21,514)	(407,658)	—
Exercise of stock options	394,848	4	8,963	—	—
Non-cash compensation expense	—	—	15,660	—	—
Adoption of ASC 606 (Note 14)	—	—	—	(6,701)	—
Currency translation adjustment	—	—	—	—	(1,142)
Reclassification adjustment for stranded taxes (Note 14)	—	—	—	351	(351)

Balance at September 9, 2018	41,596,162	$416	$1,914	$(2,972,565)	$(3,523)

6. Dividends

On June 29, 2018, the Company paid a $0.55 dividend to its shareholders of record as of June 15, 2018. During the third quarter of 2018, on July 18, 2018, the Company’s Board of Directors declared a $0.55 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 14, 2018, which was paid on September 28, 2018. The Company had approximately $23.3 million accrued for common stock dividends at September 9, 2018.

Subsequent to the third quarter, on October 11, 2018, the Company’s Board of Directors declared a $0.55 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 14, 2018 to be paid on December 28, 2018.

7. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was approximately $3.5 million at September 9, 2018 and was approximately $2.0 million as of December 31, 2017 and represented currency translation adjustments, net of tax. During the first quarter of 2018, the Company adopted ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As a result, the Company recorded a $0.4 million reclassification from accumulated other comprehensive loss to the beginning balance of retained deficit during the first quarter of 2018. Refer to Note 14 for additional information related to the adoption of this new standard. The Company did not record any reclassifications out of accumulated other comprehensive loss to net income in the three fiscal quarters of 2018 or the three fiscal quarters of 2017.

8. Recapitalization

On April 24, 2018, the Company completed a recapitalization (the “2018 Recapitalization”) in which certain of the Company’s subsidiaries issued new notes pursuant to an asset-backed securitization. The new notes consist of $425.0 million Series 2018-1 4.116% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated term of 7.5 years (the “2018 A-2-I Fixed Rate Notes”), and $400.0 million Series 2018-1 4.328% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of 9.25 years (the “2018 A-2-II Fixed Rate Notes” and, collectively with the 2018 A-2-I Fixed Rate Notes, the “2018 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The 2018 Notes have remaining scheduled principal payments of $2.1 million in 2018, $8.3 million in each of 2019 through 2024, $401.4 million in 2025, $4.0 million in 2026 and $366.0 million in 2027. Gross proceeds from the issuance of the 2018 Notes were $825.0 million.

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

9. Open Market Share Repurchase Program

During the third quarter of 2018, the Company repurchased and retired 397,490 shares of its common stock under its Board of Directors-approved open market share repurchase program for a total of approximately $109.1 million, or an average price of $274.53 per share. During the three fiscal quarters of 2018, the Company repurchased and retired 1,751,054 shares of its common stock under its Board of Directors-approved open market share repurchase program for a total of approximately $429.2 million, or an average price of $245.10 per share. As of September 9, 2018, the end of the third quarter, the Company had a total remaining authorized amount for share repurchases of approximately $320.8 million. Subsequent to the third quarter and through October 11, 2018, the Company repurchased and retired an additional 36,671 shares of common stock for a total of approximately $10.0 million, or an average price of $273.01 per share.

During the third quarter of 2017, the Company entered into a $1.0 billion accelerated share repurchase agreement (the “ASR Agreement”) with a counterparty. Pursuant to the terms of the ASR Agreement, the Company used a portion of the proceeds from the Company’s 2017 recapitalization to pay the counterparty $1.0 billion in cash and received 4,558,863 shares of the Company’s common stock. Final settlement of the ASR Agreement occurred on October 11, 2017. In connection with the ASR Agreement, the Company received and retired a total of 5,218,670 shares of its common stock at an average price of $191.62, including 4,558,863 shares of its common stock received and retired during the third quarter of 2017. During the three fiscal quarters of 2017, the Company repurchased and retired 4,639,223 shares of its common stock under its Board of Directors-approved open market share repurchase program for a total of approximately $1.01 billion.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at September 9, 2018 and December 31, 2017:

	At September 9, 2018
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$78,828	$78,828	$—	$—
Restricted cash equivalents	106,455	106,455	—	—
Investments in marketable securities	9,605	9,605	—	—
Advertising fund cash equivalents, restricted	20,308	20,308	—	—
Advertising fund investments, restricted	80,152	80,152	—	—

	At December 31, 2017
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$7,933	$7,933	$—	$—
Restricted cash equivalents	96,375	96,375	—	—
Investments in marketable securities	8,119	8,119	—	—
Advertising fund cash equivalents, restricted	19,945	19,945	—	—
Advertising fund investments, restricted	74,007	74,007	—	—

Management estimated the approximate fair values of the 2015 fixed rate notes, the 2017 fixed and floating rate notes and the 2018 Notes as follows (in thousands):

	September 9, 2018		December 31, 2017
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Five-Year Fixed Rate Notes	$—	$—	$492,500	$494,470
2015 Ten-Year Fixed Rate Notes	782,000	792,166	788,000	821,884
2017 Five-Year Fixed Rate Notes	594,000	576,180	598,500	592,515
2017 Ten-Year Fixed Rate Notes	990,000	978,120	997,500	1,023,435
2017 Five-Year Floating Rate Notes	297,000	298,188	299,250	300,746
2018 7.5-Year Fixed Rate Notes	423,938	421,394	—	—
2018 9.25-Year Fixed Rate Notes	399,000	398,202	—	—

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

12. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $10.1 million at September 9, 2018 and $4.0 million at December 31, 2017. During the first quarter of 2018, the Company renewed the lease of a supply chain center building and extended the term of the lease through 2033. During the third quarter of 2018, the Company renewed the leases of two supply chain center buildings and extended the terms of the leases through 2036 and 2037, respectively. As a result of these extended leases, the Company recorded non-cash financing activities of $11.4 million for the increase in capital lease assets and liabilities during the three fiscal quarters of 2018.

13. Sale of Company-owned Stores

During the third quarter of 2018, the Company sold 12 domestic Company-owned stores to a former executive of the Company for proceeds of $7.9 million. The former executive terminated his employment with the Company prior to the closing date of the sale and became a franchisee. In connection with the sale of the stores, the Company recorded a $5.9 million pre-tax gain on the sale of the related assets, which was net of a $0.4 million reduction in goodwill. The gain was recorded in general and administrative expense in the Company’s condensed consolidated statements of income.

14. New Accounting Pronouncements

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

The cumulative effects of the changes made to the Company’s consolidated balance sheet as of January 1, 2018 for the adoption of ASC 606 were as follows (in thousands):

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

In accordance with the new revenue standard requirements, the impact of adoption on the Company’s condensed consolidated statement of income for the third quarter and three fiscal quarters of 2018 and condensed consolidated balance sheet as of September 9, 2018 was as follows (in thousands):

	Fiscal Quarter Ended September 9, 2018
	As Reported	Balances without the Adoption of ASC 606	Effect of Change Higher/ (Lower)
Revenues:
Domestic franchise royalties and fees	$89,427	$93,316	$(3,889)
International franchise royalties and fees	50,424	50,497	(73)
Domestic franchise advertising	82,478	—	82,478
General and administrative	80,369	84,410	(4,041)
Domestic franchise advertising	82,478	—	82,478
Income from operations	132,432	132,352	80
Income before provision for income taxes	99,248	99,168	80
Provision for income taxes	15,153	15,135	18
Net income	84,095	84,033	62

	Three Fiscal Quarters Ended September 9, 2018
	As Reported	Balances without the Adoption of ASC 606	Effect of Change Higher/ (Lower)
Revenues:
Domestic franchise royalties and fees	$266,335	$278,600	$(12,265)
International franchise royalties and fees	154,182	154,213	(31)
Domestic franchise advertising	245,618	—	245,618
General and administrative	251,053	263,504	(12,451)
Domestic franchise advertising	245,618	—	245,618
Income from operations	392,053	391,898	155
Income before provision for income taxes	294,115	293,960	155
Provision for income taxes	43,785	43,750	35
Net income	250,330	250,210	120

	At September 9, 2018
	As Reported	Balances without the Adoption of ASC 606	Effect of Change Higher/ (Lower)
Assets
Other assets:
Deferred income taxes	$2,914	$1,071	$1,843
Liabilities and stockholders’ deficit
Current liabilities:
Advertising fund liabilities	112,222	118,833	(6,611)
Other accrued liabilities	95,729	93,261	2,468
Long-term liabilities:
Other accrued liabilities	37,815	25,248	12,567
Stockholders’ deficit:
Retained deficit	(2,972,565)	(2,965,984)	(6,581)

ASU 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20)

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”). ASU 2016-04 aligns recognition of the financial liabilities related to prepaid stored value products (for example, gift cards) with ASC 606 for non-financial liabilities. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. The Company adopted this guidance effective January 1, 2018 in connection with its adoption of ASC 606. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

ASU 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Based on a preliminary assessment, the Company expects the adoption of this guidance to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets. The Company currently plans to adopt this standard in the first quarter of 2019 using the modified retrospective approach and will recognize a cumulative-effect adjustment to the opening balance of retained deficit in that period. The Company anticipates ASU 2016-02 will have a material impact on the consolidated balance sheet due to the significance of the Company’s operating lease portfolio. The Company will elect an optional practical expedient to retain its current classification of leases, and as a result, anticipates that the initial impact of adopting this new standard on its consolidated statement of income and consolidated statement of cash flows will not be material. The Company’s minimum lease commitments are disclosed in Note 5 to the 2017 Form 10-K.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard, but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2018 and 2017 third quarters referenced herein represent the twelve-week periods ended September 9, 2018 and September 10, 2017. The 2018 and 2017 three fiscal quarters referenced herein represent the thirty-six-week periods ended September 9, 2018 and September 10, 2017.

Overview

Domino’s is the largest pizza company in the world based on global retail sales, with more than 15,300 locations in over 85 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties and fees to our independent franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they can profit by sub-franchising and selling ingredients and equipment to those sub-franchisees, as well as by running pizza stores directly. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.

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

	Third Quarter of 2018 (1)		Third Quarter of 2017		Three Fiscal Quarters of 2018 (1)		Three Fiscal Quarters of 2017
Global retail sales growth	+8.3%		+14.5%		+12.5%		+13.2%
Same store sales growth:
Domestic Company-owned stores	+4.9%		+8.4%		+5.4%		+11.2%
Domestic franchise stores	+6.4%		+8.4%		+7.3%		+9.2%

Domestic stores	+6.3%		+8.4%		+7.1%		+9.4%
International stores (excluding foreign currency impact)	+3.3%		+5.1%		+4.0%		+4.0%
Store counts (at end of period):
Domestic Company-owned stores	386		399
Domestic franchise stores	5,365		5,092

Domestic stores	5,751		5,491
International stores	9,603		8,943

Total stores	15,354		14,434

Income statement data:
Total revenues	$786.0	100.0%	$643.6	100.0%	$2,350.7	100.0%	$1,896.5	100.0%
Cost of sales	490.7	62.4%	445.2	69.2%	1,462.0	62.2%	1,311.3	69.2%
General and administrative	80.4	10.2%	81.4	12.6%	251.1	10.7%	239.2	12.6%
Domestic franchise advertising	82.5	10.6%	—	—%	245.6	10.4%	—	—%

Income from operations	132.4	16.8%	117.1	18.2%	392.1	16.7%	346.0	18.2%
Interest expense, net	(33.2)	(4.2)%	(32.5)	(5.1)%	(97.9)	(4.2)%	(82.4)	(4.3)%

Income before provision for income taxes	99.2	12.6%	84.6	13.1%	294.1	12.5%	263.6	13.9%
Provision for income taxes	15.2	1.9%	28.2	4.3%	43.8	1.9%	79.0	4.2%

Net income	$84.1	10.7%	$56.4	8.8%	$250.3	10.6%	$184.6	9.7%

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

During the third quarter and three fiscal quarters of 2018, we sustained our strong domestic and international same store sales performance. Our Domino’s Piece of the Pie RewardsTM loyalty program continues to contribute to our domestic same store sales performance. Additionally, we remained focused on growing online ordering and improving the digital customer experience through our technology platforms, including the recent launch of Domino’s HotSpotsTM.

We also continued our global expansion with the opening of 232 net new stores in the third quarter of 2018, bringing our year-to-date total to 498 net new stores. We opened 173 net new stores internationally and 59 net new stores domestically during the third quarter of 2018. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations, and marketing initiatives have combined to strengthen our brand.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 8.3% in the third quarter of 2018 and 12.5% in the three fiscal quarters of 2018. These increases were driven primarily by an increase in worldwide store counts during the trailing four quarters as well as domestic and international same store sales growth. Global retail sales were negatively impacted by changes in foreign currency exchange rates in the third quarter of 2018, but were positively impacted by changes in foreign currency exchange rates in the three fiscal quarters of 2018. Domestic same store sales growth reflected the sustained positive sales trends and the continued success of our products, marketing and technology platforms. International same store sales growth also reflected continued strong performance.

Total revenues increased $142.4 million, or 22.1%, in the third quarter of 2018 and $454.2 million, or 24.0%, in the three fiscal quarters of 2018. The adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) in the first quarter of 2018 resulted in the recognition of $82.5 million in revenue in the third quarter of 2018 and $245.6 million in revenue in the three fiscal quarters of 2018 related to domestic franchise contributions to Domino’s National Advertising Fund Inc. (“DNAF”), our consolidated not-for-profit advertising fund. In the third quarter and three fiscal quarters of 2017 under accounting standards in effect at that time, we had presented these contributions net with the related disbursements in our condensed consolidated statement of income. Refer to Note 14 to the condensed consolidated financial statements for additional information related to the adoption of this new accounting standard. The remaining increases in revenues were due primarily to higher supply chain volumes resulting from order and store count growth, as well as higher domestic franchise, Company-owned store and international franchise revenues resulting from store count and same store sales growth. These changes in revenues are described in more detail below.

Income from operations increased $15.3 million, or 13.1%, in the third quarter of 2018 and $46.1 million, or 13.3%, in the three fiscal quarters of 2018. These increases were primarily driven by higher royalty revenues from domestic and international franchised stores, as well as increased supply chain volumes. A pre-tax gain of $5.9 million resulting from the sale of 12 Company-owned stores to a franchisee in the third quarter of 2018 also contributed to the increases. Income from operations was negatively impacted by changes in foreign currency exchange rates in the third quarter of 2018, but was positively impacted by changes in foreign currency exchange rates in the three fiscal quarters of 2018. Higher investments in technological initiatives and other strategic areas partially offset these increases in income from operations.

Net income increased $27.7 million, or 49.2%, in the third quarter of 2018 and $65.7 million, or 35.6%, in the three fiscal quarters of 2018. These increases were driven by higher income from operations, as noted above. A lower tax rate resulting from regulations under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) and higher excess tax benefits from equity-based compensation also positively impacted net income in the third quarter and three fiscal quarters of 2018 through a reduction in the provision for income taxes. These increases in net income were partially offset by higher interest expense resulting primarily from a higher average debt balance. The increase in interest expense in the third quarter of 2018 was partially offset by $5.8 million of incremental interest expense recorded in the third quarter of 2017 in connection with our recapitalization transaction in 2017.

Revenues

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2018		of 2017		Quarters of 2018		Quarters of 2017
Domestic Company-owned stores	$118.5	15.1%	$112.9	17.5%	$358.5	15.3%	$338.9	17.9%
Domestic franchise royalties and fees	89.4	11.4%	80.2	12.5%	266.3	11.3%	242.5	12.8%
Supply chain	445.1	56.6%	402.1	62.5%	1,326.1	56.4%	1,180.8	62.3%
International franchise royalties and fees	50.4	6.4%	48.4	7.5%	154.2	6.6%	134.2	7.0%
Domestic franchise advertising	82.5	10.5%	—	—%	245.6	10.4%	—	—%

Total revenues	$786.0	100.0%	$643.6	100.0%	$2,350.7	100.0%	$1,896.5	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties, advertising contributions and fees from our domestic franchised stores, royalties and fees from our international franchised stores and sales of food, equipment and supplies from our supply chain centers to all of our domestic franchised stores and certain international franchised stores. Company-owned store and franchised store revenues may vary from period to period due to changes in store count mix. Supply chain revenues may vary significantly from period to period as a result of fluctuations in commodity prices as well as the mix of products we sell. In years prior to 2018, based on accounting guidance in effect at that time, the domestic franchise advertising contributions were shown net with the related disbursements in our condensed consolidated statement of income. In the first quarter of 2018, we adopted ASC 606, which requires these revenues and expenses to be presented gross on our condensed consolidated statement of income. Refer to Note 14 to the condensed consolidated financial statements for additional information related to the adoption of this new accounting standard.

Domestic Stores Revenues

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2018		of 2017		Quarters of 2018		Quarters of 2017
Domestic Company-owned stores	$118.5	40.8%	$112.9	58.5%	$358.5	41.2%	$338.9	58.3%
Domestic franchise royalties and fees	89.4	30.8%	80.2	41.5%	266.3	30.6%	242.5	41.7%
Domestic franchise advertising	82.5	28.4%	—	—%	245.6	28.2%	—	—%

Domestic stores	$290.4	100.0%	$193.1	100.0%	$870.5	100.0%	$581.4	100.0%

Domestic stores revenues increased $97.3 million, or 50.4%, in the third quarter of 2018 and increased $289.1 million, or 49.7% in the three fiscal quarters of 2018. These increases were driven by the adoption of ASC 606, which requires a gross presentation of domestic franchise advertising contributions in our condensed consolidated statement of income, as well as higher royalty revenues earned on higher franchise same store sales and an increase in the average number of stores open in each period of 2018 as compared to the prior year. Higher domestic Company-owned same store sales also contributed to the increases in revenue. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations increased $5.6 million, or 5.0%, in the third quarter of 2018 and increased $19.6 million, or 5.8%, in the three fiscal quarters of 2018 due primarily to higher same store sales. Company-owned same store sales increased 4.9% in the third quarter of 2018 and 5.4% in the three fiscal quarters of 2018. Company-owned same store sales increased 8.4% in the third quarter of 2017 and 11.2% in the three fiscal quarters of 2017.

Domestic Franchise Royalties and Fees

Revenues from domestic franchise operations increased $9.2 million, or 11.4%, in the third quarter of 2018 and increased $23.8 million, or 9.8%, in the three fiscal quarters of 2018 due primarily to higher same store sales and an increase in the average number of domestic franchised stores open during the period. Domestic franchise same store sales increased 6.4% in the third quarter of 2018 and 7.3% in the three fiscal quarters of 2018. Domestic franchise same store sales increased 8.4% in the third quarter of 2017 and 9.2% in the three fiscal quarters of 2017. Revenues further benefited from an increase in fees paid by franchisees for the use of our internally developed technology platforms.

Domestic Franchise Advertising

Revenues from domestic franchise advertising contributions were $82.5 million in the third quarter of 2018 and were $245.6 million in the three fiscal quarters of 2018. In years prior to 2018, based on accounting guidance in effect at the time, the domestic franchise advertising contributions were shown net with the related disbursements in our condensed consolidated statement of income. In the first quarter of 2018, we adopted ASC 606, which required these revenues and expenses to be presented gross on our condensed consolidated statement of income. Refer to Note 14 to the condensed consolidated financial statements for additional information related to the adoption of this new accounting standard.

Supply Chain Revenues

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2018		of 2017		Quarters of 2018		Quarters of 2017
Domestic supply chain	$403.8	90.7%	$364.5	90.6%	$1,202.3	90.7%	$1,074.1	91.0%
International supply chain	41.3	9.3%	37.6	9.4%	123.8	9.3%	106.7	9.0%

Total supply chain	$445.1	100.0%	$402.1	100.0%	$1,326.1	100.0%	$1,180.8	100.0%

Domestic Supply Chain

Domestic supply chain revenues increased $39.3 million, or 10.8%, in the third quarter of 2018 and increased $128.2 million, or 11.9%, in the three fiscal quarters of 2018. These increases were primarily attributable to higher volumes from increased order counts at the store level and store count growth. Our market basket pricing to stores increased 3.0% in the third quarter of 2018 and 4.0% in the three fiscal quarters of 2018, which resulted in an estimated increase in domestic supply chain revenues of $9.0 million in the third quarter of 2018 and $39.8 million in the three fiscal quarters of 2018.

International Supply Chain

Revenues from international supply chain operations increased $3.7 million, or 9.8%, in the third quarter of 2018 and increased $17.1 million, or 16.0%, in the three fiscal quarters of 2018. These increases resulted primarily from higher volumes from increased order counts at the store level. The negative impact of changes in foreign currency exchange rates of $1.3 million partially offset the increase in revenues in the third quarter of 2018. The positive impact of changes in foreign currency exchange rates of $2.2 million contributed to the increase in revenues in the three fiscal quarters of 2018.

International Franchise Royalties and Fee Revenues

Revenues from international franchise operations increased $2.1 million, or 4.3%, in the third quarter of 2018 and increased $19.9 million, or 14.9%, in the three fiscal quarters of 2018. These increases were due primarily to higher same store sales and an increase in the average number of international stores open during each period. Revenues further benefited from an increase in fees paid by franchisees for the use of our internally developed technology platforms in the three fiscal quarters of 2018. The negative impact of changes in foreign currency exchange rates of $1.9 million partially offset the increase in revenues in the third quarter of 2018. The positive impact of changes in foreign currency exchange rates of $2.5 million contributed to the increase in revenues in the three fiscal quarters of 2018. Excluding the impact of changes in foreign currency exchange rates, international franchise same store sales increased 3.3% in the third quarter of 2018 and 4.0% in the three fiscal quarters of 2018. Excluding the impact of changes in foreign currency exchange rates, international franchise same store sales increased 5.1% in the third quarter of 2017 and 4.0% in the three fiscal quarters of 2017.

Cost of Sales / Operating Margin

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2018		of 2017		Quarters of 2018		Quarters of 2017
Consolidated revenues	$786.0	100.0%	$643.6	100.0%	$2,350.7	100.0%	$1,896.5	100.0%
Consolidated cost of sales	490.7	62.4%	445.2	69.2%	1,462.0	62.2%	1,311.3	69.2%

Consolidated operating margin	$295.3	37.6%	$198.5	30.8%	$888.7	37.8%	$585.1	30.8%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

Consolidated operating margin (which we define as revenues less cost of sales) increased $96.8 million, or 48.8%, in the third quarter of 2018 and increased $303.6 million, or 51.9%, in the three fiscal quarters of 2018. These increases were primarily driven by the adoption of ASC 606, which requires a gross presentation of domestic franchise advertising contributions on our condensed consolidated statement of income. Higher domestic and international franchise revenues, as well as higher supply chain volumes also contributed to the increased operating margin in the third quarter and three fiscal quarters of 2018. Franchise revenues and domestic franchise advertising revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the consolidated operating margin increased 6.8 percentage points in the third quarter of 2018 and 7.0 percentage points in the three fiscal quarters of 2018 due primarily to the adoption of ASC 606, which requires a gross presentation of domestic franchise advertising contributions on our condensed consolidated statement of income. Company-owned store operating margins decreased 1.6 percentage points in the third quarter of 2018 and increased 0.1 percentage point in the three fiscal quarters of 2018. Supply chain operating margins decreased 0.2 percentage point in the third quarter of 2018 and decreased 0.5 percentage points in the three fiscal quarters of 2018. These changes in margin are more fully discussed below.

Domestic Company-Owned Stores Operating Margin

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2018		of 2017		Quarters of 2018		Quarters of 2017
Revenues	$118.5	100.0%	$112.9	100.0%	$358.5	100.0%	$338.9	100.0%
Cost of sales	93.0	78.5%	86.8	76.9%	278.0	77.5%	263.0	77.6%

Store operating margin	$25.5	21.5%	$26.1	23.1%	$80.5	22.5%	$75.8	22.4%

The domestic Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) decreased $0.6 million, or 2.1%, in the third quarter of 2018 due to higher food, labor and insurance costs. These decreases in margin were partially offset by higher same store sales. The domestic Company-owned store operating margin increased $4.7 million, or 6.2%, in the three fiscal quarters of 2018 due to higher same store sales and lower insurance expense. These increases in margin were partially offset by higher food and labor costs. As a percentage of store revenues, the store operating margin decreased 1.6 percentage points in the third quarter of 2018 and increased 0.1 percentage point in the three fiscal quarters of 2018, as discussed in more detail below.

•	Food costs increased 1.0 percentage point to 27.7% in the third quarter of 2018 and increased 0.7 percentage point to 27.5% in the three fiscal quarters of 2018 due primarily to higher food prices.

•

Labor costs increased 0.3 percentage point to 30.3% in the third quarter of 2018 and increased 0.3 percentage point to 30.0% in the three fiscal quarters of 2018. These increases were due primarily to an increase in labor rates in certain markets.

•

Insurance costs increased 0.3 percentage point to 3.0% in the third quarter of 2018. Insurance costs decreased 0.5 percentage point to 3.0% in the three fiscal quarters of 2018 due to incremental insurance expense recorded in the second quarter of 2017 related to updated independent actuarial estimates for our casualty insurance program.

•

Transaction-related expenses increased 0.1 percentage point to 2.9% in the third quarter of 2018, primarily due to higher internet ordering fees. Transaction-related expenses decreased 0.2 percentage point to 3.1% in the three fiscal quarters of 2018, primarily due to lower credit card-related expenses in certain markets in which we operate.

Supply Chain Operating Margin

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2018		of 2017		Quarters of 2018		Quarters of 2017
Revenues	$445.1	100.0%	$402.1	100.0%	$1,326.1	100.0%	$1,180.8	100.0%
Cost of sales	397.7	89.3%	358.4	89.1%	1,184.0	89.3%	1,048.3	88.8%

Supply chain operating margin	$47.4	10.7%	$43.8	10.9%	$142.1	10.7%	$132.5	11.2%

The supply chain operating margin increased $3.6 million, or 8.3%, in the third quarter of 2018 and $9.6 million, or 7.2% in the three fiscal quarters of 2018, primarily driven by higher volumes from increased store orders. As a percentage of supply chain revenues, the supply chain operating margin decreased 0.2 percentage point in the third quarter of 2018 and decreased 0.5 percentage point in the three fiscal quarters of 2018. These decreases were due primarily to higher delivery and labor costs, offset in part by procurement savings.

General and Administrative Expenses

General and administrative expenses decreased $1.0 million, or 1.3%, in the third quarter of 2018 and increased $11.9 million, or 5.0%, in the three fiscal quarters of 2018. We continue to invest in technological initiatives and other strategic areas. However, these increases in general and administrative costs were reduced by a pre-tax gain of $5.9 million recognized from the sale of 12 Company-owned stores during the third quarter of 2018. General and administrative expenses were further reduced by $4.0 million in the third quarter of 2018 and $12.5 million in the three fiscal quarters of 2018 due to the adoption of ASC 606, primarily related to the reclassification of certain advertising expenses from general and administrative expenses to domestic franchise advertising expenses.

Domestic Franchise Advertising Expenses

Domestic franchise advertising expenses were $82.5 million in the third quarter of 2018 and were $245.6 million in the three fiscal quarters of 2018. In years prior to 2018, the domestic franchise advertising expenses were shown net with the related contributions in our condensed consolidated statement of income. In the first quarter of 2018, we adopted ASC 606, which required these revenues and expenses to be presented gross on our condensed consolidated statement of income. Refer to Note 14 to the condensed consolidated financial statements for additional information related to the adoption of this new accounting standard.

Interest Expense

Interest expense increased $0.8 million to $34.0 million in the third quarter of 2018 and increased $17.0 million to $100.4 million in the three fiscal quarters of 2018. These increases were driven by higher average borrowings resulting from our recapitalization transactions completed on April 24, 2018 (“2018 Recapitalization”) and July 24, 2017 (“2017 Recapitalization”), offset in part by a lower weighted average borrowing rate in the three fiscal quarters of 2018. We also recorded approximately $3.3 million of incremental interest expense in the three fiscal quarters of 2018 in connection with the 2018 Recapitalization. During the third quarter of 2017, we recorded $5.8 million of incremental interest expense in connection with our 2017 Recapitalization.

The Company’s weighted average borrowing rate was 4.1% in both the third quarter of 2018 and the third quarter of 2017. The Company’s weighted average borrowing rate decreased to 4.0% in the three fiscal quarters of 2018, from 4.4% in the three fiscal quarters of 2017, resulting from the lower interest rates on the debt outstanding in the three fiscal quarters of 2018 as compared to the same period in 2017.

Provision for Income Taxes

Provision for income taxes decreased $13.0 million to $15.2 million in the third quarter of 2018 and decreased $35.2 million to $43.8 million in the three fiscal quarters of 2018. The effective tax rate in the third quarter of 2018 and the three fiscal quarters of 2018 decreased due to the lower federal statutory rate of 21% resulting from the 2017 Tax Act enacted in December 2017. Higher excess tax benefits on equity-based compensation, which are recorded as a reduction to the income tax provision, further reduced the provision for income taxes. Excess tax benefits recorded were higher by $3.9 million in the third quarter of 2018 and were higher by $2.3 million in the three fiscal quarters of 2018 as compared to the prior year periods. The effective tax rate decreased to 15.3% during the third quarter of 2018 and decreased to 14.9% in the three fiscal quarters of 2018 as compared to 33.3% in the third quarter of 2017 and 30.0% in the three fiscal quarters of 2017.

Liquidity and Capital Resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 35 to 45 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of September 9, 2018, we had working capital of $54.4 million, excluding restricted cash and cash equivalents of $168.2 million, advertising fund assets, restricted, of $118.8 million and advertising fund liabilities of $112.2 million. Working capital includes total unrestricted cash and cash equivalents of $84.6 million.

During the third quarter and three fiscal quarters of 2018, we experienced increases in both domestic and international same store sales versus the comparable periods in the prior year. Additionally, our international and domestic businesses grew store counts in the third quarter of 2018. These factors contributed to our continued ability to generate positive operating cash flows. We expect to use our unrestricted cash and cash equivalents, cash flows from operations and available borrowings under our variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We have historically funded our working capital requirements, capital expenditures, debt repayments and repurchases of common stock primarily from our cash flows from operations, excess cash from our recapitalization transactions and, when necessary, our available borrowings under variable funding note facilities. We did not have any material commitments for capital expenditures as of September 9, 2018.

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

Restricted Cash

As of September 9, 2018, we had approximately $131.6 million of restricted cash held for future principal and interest payments, $36.5 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.1 million of other restricted cash for a total of $168.2 million of restricted cash and cash equivalents. As of September 9, 2018, we also held $26.9 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.

2018 Recapitalization

On April 24, 2018, we completed the 2018 Recapitalization in which certain of our subsidiaries issued new notes pursuant to an asset-backed securitization. The new notes consist of $425.0 million Series 2018-1 4.116% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated term of 7.5 years (the “2018 A-2-I Fixed Rate Notes”), and $400.0 million Series 2018-1 4.328% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of 9.25 years (the “2018 A-2-II Fixed Rate Notes” and, collectively with the 2018 A-2-I Fixed Rate Notes, the “2018 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The 2018 Notes have remaining scheduled principal payments of $2.1 million in 2018, $8.3 million in each of 2019 through 2024, $401.4 million in 2025, $4.0 million in 2026 and $366.0 million in 2027. Gross proceeds from the issuance of the 2018 Notes was $825.0 million.

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

Long-Term Debt

As of September 9, 2018, we had approximately $3.47 billion of long-term debt, of which $35.8 million was classified as a current liability. Our fixed and floating rate notes from the recapitalizations we completed in 2018, 2017 and 2015 have original scheduled principal payments of $8.8 million in the remainder of 2018, $35.3 million in each of 2019 through 2021, $888.0 million in 2022, $26.3 million in each of 2023 through 2025, $1.13 billion in 2026 and $1.27 billion in 2027. As of September 9, 2018, we had no outstanding borrowings under our variable funding notes and $128.3 million available for borrowing, net of letters of credit issued of $46.7 million. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures, share repurchases and other general corporate purposes.

Share Repurchase Programs

Our open market share repurchase programs have historically been funded by excess cash flows. On February 14, 2018, our Board of Directors authorized a new share repurchase program to repurchase up to $750.0 million of the Company’s common stock, which replaced the remaining availability under its previous $1.25 billion authorization. During the third quarter of 2018, we repurchased and retired 397,490 shares of our common stock under our Board of Directors-approved open market share repurchase program for a total of approximately $109.1 million, or an average price of $274.53 per share. During the three fiscal quarters of 2018, we repurchased and retired 1,751,054 shares of our common stock under our Board of Directors-approved open market share repurchase program for a total of approximately $429.2 million, or an average price of $245.10 per share. As of September 9, 2018, the Company had a total remaining authorized amount for share repurchases of approximately $320.8 million.

Subsequent to the third quarter and through October 11, 2018, the Company repurchased and retired an additional 36,671 shares of common stock for a total of approximately $10.0 million, or an average price of $273.01 per share.

During the third quarter of 2017, the Company entered into a $1.0 billion accelerated share repurchase agreement (the “ASR Agreement”) with a counterparty. Pursuant to the terms of the ASR Agreement, the Company used a portion of the proceeds from the 2017 Recapitalization to pay the counterparty $1.0 billion in cash and received 4,558,863 shares of the Company’s common stock. Final settlement of the ASR Agreement occurred on October 11, 2017. In connection with the ASR Agreement, the Company received and retired a total of 5,218,670 shares of its common stock at an average price of $191.62, including 4,558,863 shares of its common stock received and retired during the third quarter of 2017. During the three fiscal quarters of 2017, the Company repurchased and retired 4,639,223 shares of its common stock under its Board of Directors-approved open market share repurchase program for a total of approximately $1.01 billion.

Dividends

On June 29, 2018, the Company paid a $0.55 dividend to its shareholders of record as of June 15, 2018. During the third quarter of 2018, on July 18, 2018, the Company’s Board of Directors declared a $0.55 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 14, 2018, which was paid on September 28, 2018. The Company had approximately $23.3 million accrued for common stock dividends at September 9, 2018.

Subsequent to the third quarter, on October 11, 2018, the Company’s Board of Directors declared a $0.55 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 14, 2018 to be paid on December 28, 2018.

The following table illustrates the main components of our cash flows:

(In millions)	Three Fiscal Quarters of 2018	Three Fiscal Quarters of 2017 (1)

Cash Flows Provided By (Used In)
Net cash provided by operating activities	$262.5	$228.1
Net cash used in investing activities	(65.4)	(38.6)
Net cash used in financing activities	(172.1)	(99.9)
Exchange rate changes	(0.2)	0.3

Change in cash and cash equivalents, restricted cash and cash equivalents	$24.9	$90.0

(1)

In 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the consolidated statement of cash flows. The prior year amounts have been recast. Refer to Note 14 to the condensed consolidated financial statements for additional information related to the adoption of this new accounting standard.

Operating Activities

Cash provided by operating activities increased $34.4 million in the three fiscal quarters of 2018, primarily due to an increase in net income of $65.8 million. This increase was partially offset by the negative impact of changes in operating assets and liabilities of $25.9 million, primarily related to the timing of payments on accounts payable, and lower non-cash amounts of $5.4 million.

Investing Activities

Cash used in investing activities was $65.4 million in the three fiscal quarters of 2018, which consisted primarily of $65.1 million of capital expenditures (driven primarily by investments in supply chain centers, technological initiatives and domestic Company-owned stores) and purchases of restricted advertising fund investments of $50.2 million. These uses of cash were partially offset by maturities of restricted advertising fund investments of $44.0 million. The Company adopted ASC 606 in the first quarter of 2018, which superseded the agency guidance the Company historically applied to present advertising fund investment activities net in the Company’s consolidated statement of cash flows. Refer to Note 14 to the condensed consolidated financial statements for additional information related to the Company’s adoption of ASC 606.

Cash used in investing activities was $38.6 million in the three fiscal quarters of 2017, which consisted primarily of $38.9 million of capital expenditures (driven primarily by investments in our technological initiatives, Company-owned stores and supply chain centers).

The increase in capital expenditures in the three fiscal quarters of 2018 as compared to the three fiscal quarters of 2017 primarily relates to the cash outlays for our new domestic supply chain center, which opened in the fourth quarter of 2018.

Financing Activities

Cash used in financing activities was $172.1 million in the three fiscal quarters of 2018. We issued $825.0 million of debt in connection with our 2018 Recapitalization and borrowed $80.0 million under our variable funding notes. However, these increases in cash were offset by repayments of long-term debt of $595.1 million (of which $490.0 million was an optional prepayment on our 2015 five-year fixed rate notes using a portion of the proceeds received from the 2018 Recapitalization and $80.0 million related to the repayment of the borrowings under our variable funding notes), purchases of common stock of $429.2 million, dividend payments to our shareholders of $46.7 million, and cash paid for financing costs related to our 2018 Recapitalization of $8.2 million. We also received proceeds of $9.0 million from the exercise of stock options and made $6.8 million in tax payments for restricted stock upon vesting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company does not engage in speculative transactions nor does the Company hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we issued fixed and floating rate notes and entered into variable funding notes and, at September 9, 2018, we are exposed to interest rate risk on borrowings under our floating rate notes and variable funding notes. As of September 9, 2018, we had $297.0 million outstanding under our floating rate notes. As of September 9, 2018, we had no outstanding borrowings under our variable funding notes and $128.3 million available for borrowing, net of letters of credit issued of $46.7 million. Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

The Company is exposed to various foreign currency exchange rate fluctuations for revenues generated by operations outside the United States, which can adversely impact net income and cash flows. Approximately 6.4% of our total revenues in the third quarter of 2018, 7.5% of our total revenues in the third quarter of 2017, 6.6% of our total revenues in the three fiscal quarters of 2018 and 7.0% of our total revenues in the three fiscal quarters of 2017 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates in each of our top ten international markets, based on store count, would have resulted in a negative impact on revenues of approximately $9.6 million in the three fiscal quarters of 2018.

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

During the quarterly period ended September 9, 2018, there were no changes in the Company’s internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #7 (June 18, 2018 to July 15, 2018)	1,060	$280.70	—	$429,932
Period #8 (July 16, 2018 to August 12, 2018)	260,886	267.43	258,391	360,844
Period #9 (August 13, 2018 to September 9, 2018)	140,796	287.83	139,099	320,810

Total	402,742	$274.59	397,490	$320,810

(1)

5,252 shares in the third quarter of 2018 were purchased as part of the Company’s employee stock purchase discount plan. During the third quarter, the shares were purchased at an average price of $279.49.

(2)

As previously disclosed, on February 14, 2018, the Company’s Board of Directors authorized a $750.0 million share repurchase program, which has no expiration date. As of September 9, 2018, the Company had approximately $320.8 million remaining for future share repurchases under this program. Subsequent to the third quarter and through October 11, 2018, the Company repurchased and retired an additional 36,671 shares of common stock for a total of approximately $10.0 million. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Eleventh Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of July 13, 2018.

10.2	Twelfth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of July 13, 2018.

31.1	Certification by Richard E. Allison, Jr. pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Jeffrey D. Lawrence pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by Richard E. Allison, Jr. pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Jeffrey D. Lawrence pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC. (Registrant)

Date: October 16, 2018	/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)