Form 10-K
period 2018-12-30
DOMINOS PIZZA INC
filed 2019-02-21
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Domino’s Pizza, Inc. as of June 17, 2018 computed by reference to the closing price of Domino’s Pizza, Inc.’s common stock on the New York Stock Exchange on such date was $11,546,079,722.

As of February 14, 2019, Domino’s Pizza, Inc. had 41,040,704 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 23, 2019 are incorporated by reference into Part III.

Throughout this document, Domino’s Pizza, Inc. (NYSE: DPZ) is referred to as the “Company,” “Domino’s”, “Domino’s Pizza” or in the first-person notations of “we,” “us” and “our.”

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

Part I

Item 1. Business.

Overview

Domino’s is the largest pizza company in the world based on global retail sales, with more than 15,900 locations in over 85 markets around the world. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Although we are a highly-recognized global brand, we focus on serving the local neighborhoods in which we live and do business through our large global network of franchise owners and 390 U.S. Company-owned stores. On average, we and our franchisees sell more than 3 million pizzas each day throughout our global system.

The Domino’s business model is straightforward: we handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technology innovations. Our dough is generally made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties and fees to our franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s® brand marks. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling food and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.

The Domino’s business model can yield strong returns for our franchise owners and Company-owned stores. It can also yield significant cash flow to us, through a consistent franchise royalty payment and supply chain revenue stream, with moderate capital expenditures. We have historically returned cash to shareholders through dividend payments and share repurchases since becoming a publicly-traded company.

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

Since 1998, the Company has been structured with a leveraged balance sheet and has completed a number of recapitalization events. The Company’s most recent recapitalization transaction in 2018 (the “2018 Recapitalization”) primarily consisted of the issuance of $825.0 million of fixed rate notes and the repurchase and retirement of $490.0 million of previously outstanding fixed rate notes. As of December 30, 2018, the Company had $3.53 billion in total debt, which included debt from its 2018 Recapitalization and its previous recapitalization transactions in 2017 and 2015 (the “2017 Recapitalization” and the “2015 Recapitalization,” and together with the 2018 Recapitalization, the “2018, 2017 and 2015 Recapitalizations”). Excess proceeds from our 2018, 2017 and 2015 Recapitalizations were used primarily to repurchase shares of our common stock.

We re-launched our brand in the U.S. in late 2009 by introducing a new recipe for our core pizza product. Since 2008, the majority of our menu has changed, either through the improvement of existing products or the introduction of new products, such as our Handmade Pan Pizza and Specialty Chicken. During this time frame, we also began expanding our focus on technology through our development of innovative ordering platforms and other technological advancements, such as the launch of our Piece of the Pie Rewards® loyalty program in 2015 and the launch of Domino’s Delivery HotSpots® in 2018. Globally, we opened our 10,000th store in 2012 and our 15,000th store in 2018. In 2013, we announced a plan requiring all stores to adopt our new carry-out friendly “Pizza Theater” store design, which is more inviting to customers and allows them to see their orders being made fresh in front of them. The majority of our U.S. and international stores have completed these remodels as of the end of 2018.

Our Industry

The U.S. QSR pizza category is large and fragmented. From 2008 through 2018, the U.S. QSR pizza category has grown from $32.8 billion to $36.5 billion. It is the second-largest category within the $299.6 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carryout.

In the U.S., we compete primarily in the delivery and carryout segments of the pizza industry. We are the market share leader in the delivery segment and we are amongst the top three chains in share in the carryout segment. Delivery segment sales of $9.8 billion in 2018 (down from $10.3 billion in 2008) account for approximately 27% of total U.S. QSR pizza. The delivery segment declined slightly during the period from 2008 to 2012, and has increased slightly since 2012, from $9.7 billion in 2012 to $9.8 billion in 2018. The three industry leaders, including Domino’s, account for over 56% of U.S. pizza delivery, based on reported consumer spending, with the remaining sales going to regional chains and independent establishments. From 2008 to 2018, the carryout segment grew from $14.1 billion to $17.1 billion. The four industry leaders, including Domino’s, account for approximately 48% of the carryout segment.

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

Our Customers

The Company’s business is not dependent upon a single retail customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2018, 2017 or 2016. Our largest franchisee based on store count, Domino’s Pizza Enterprises (DMP: ASX), operates 2,383 stores in seven international markets, and accounts for 15% of our total store count. Revenues from this master franchisee accounted for 1.4% of our consolidated revenues in 2018. Our international business unit only requires a modest amount of general and administrative expenses to support its markets and does not have costs of sales. Therefore, the vast majority of these royalty revenues result in profits to us.

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

Store Image and Operations

We have been focused primarily on pizza delivery for nearly 60 years, as well as carryout as a significant component of our business. In 2012, we introduced our carryout-friendly Pizza Theater store design; the majority of our U.S. and international stores have converted to this design as of the end of 2018. Many stores offer casual seating and enable customers to watch the preparation of their orders, but do not offer a full-service dine-in experience. As a result, our stores generally do not require expensive restaurant facilities and staffing.

Our Business Segments

We operate, and report, three business segments: U.S. stores, international franchise and supply chain.

U.S. Stores

Our U.S. stores segment consists primarily of our franchise operations, which consist of 5,486 franchised stores located in the United States. We also operate a network of 390 U.S. Company-owned stores.

During 2018, our U.S. stores segment accounted for $1.26 billion, or 37% of our consolidated revenues. We use our Company-owned stores as test sites for new products and promotions as well as operational improvements. We also use them for training new store managers and operations team members, as well as developing prospective franchisees. While we are primarily a franchised business, we continuously evaluate our mix of U.S. Company-owned and franchise stores.

We maintain a productive relationship with our independent franchise owners through regional franchise teams, distributing materials that help franchise stores comply with our standards and using franchise advisory groups that facilitate communications between us and our franchisees.

U.S. Franchise Profile

As of December 30, 2018, our network of 5,486 U.S. franchise stores were owned and operated by 793 independent U.S. franchisees. Our franchise formula enables franchisees to benefit from our brand name with a relatively low initial capital investment. As of December 30, 2018, the average U.S. franchisee owned and operated seven stores and had been in our franchise system for over 18 years. At the same time, 17 of our U.S. franchisees operated more than 50 stores (including our largest U.S. franchisee who operated 179 stores) and 262 of our U.S. franchisees each operated one store.

We apply rigorous standards to prospective U.S. franchisees. We generally require them to manage a store for at least one year and graduate from our franchise management school before being granted a franchise. This enables us to observe the operational and financial performance of a potential franchisee prior to entering into a long-term contract. Substantially all of our 793 independent U.S. franchise owners started their careers with us as delivery drivers or in other in-store positions, which we believe offers advantages in terms of familiarity with our business and store operations. In addition, we generally restrict the ability of U.S. franchisees to be involved in other businesses, which we believe helps focus our franchisees’ attention on operating their stores. We believe these characteristics and standards are largely unique within the franchise industry and have resulted in qualified and focused franchisees operating Domino’s stores.

U.S. Franchise Agreements

We enter into franchise agreements with U.S. franchisees under which the franchisee is generally granted the right to operate a store in a particular location for a term of ten years, with an ability to renew for an additional term of ten years. We have a franchise contract renewal rate of approximately 99%. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchised store. Each franchisee is generally required to pay a 5.5% royalty fee on sales. In certain instances, we will collect lower rates based on new store incentives.

Our U.S. stores currently contribute 6% of their sales to fund national marketing and advertising campaigns (subject, in certain instances, to lower rates based on certain incentives and waivers). These funds are administered by Domino’s National Advertising Fund Inc. (“DNAF”), our consolidated not-for-profit advertising subsidiary. The funds are primarily used to purchase media for advertising, but also support market research, field communications, public relations, commercial production, talent payments and other activities to promote the brand. In addition to the national and market-level advertising contributions, U.S. stores spend additional funds on local store marketing activities.

We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee’s failure to adhere to the Company’s franchise agreement, failure to make required payments, or failure to adhere to specified Company policies and standards.

International Franchise

Our international franchise segment is comprised of a network of franchised stores in more than 85 international markets. At December 30, 2018, we had 10,038 international franchise stores. During 2018, this segment accounted for $224.7 million, or 6% of our consolidated revenues. The principal sources of revenues from those operations are royalty payments generated by retail sales from franchised stores.

Our international franchisees employ our basic standard operating model and adapt it to satisfy the local eating habits and consumer preferences of various regions outside the U.S. Currently, the vast majority of our international stores operate under master franchise agreements.

We believe Domino’s appeals to potential international franchisees because of our recognized brand name and technological leadership, the moderate capital expenditures required to open and operate our stores and our system’s favorable store economics. Stores in eight of our top ten international markets in terms of store count are operated by master franchise companies that are publicly traded on stock exchanges in India (JUBLFOOD: NS), the United Kingdom (DOM: L), Mexico (ALSEA: MX), Australia (DMP: ASX) (which operates the stores in our Australia, Japan, France and Germany markets) and Turkey (DPEU: L). The following table shows our store count as of December 30, 2018 in our top ten international markets, which accounted for approximately 64% of our international stores as of December 30, 2018.

Market	Number of stores
India	1,195
United Kingdom	1,100
Mexico	760
Australia	693
Japan	550
Turkey	535
Canada	487
South Korea	447
France	387
Germany	283

International Franchisee Profile

The vast majority of our markets outside of the U.S. are operated by master franchisees with franchise and distribution rights for entire regions or countries. In a few select markets, we franchise directly to individual store operators. Prospective master franchisees are required to possess local market knowledge to establish and develop Domino’s Pizza stores, with the ability to identify and access targeted real estate sites, as well as expertise in local laws, customs, culture and consumer behavior. We also seek candidates that have access to sufficient capital to meet growth and development plans.

Master Franchise Agreements

Our master franchise agreements generally grant the franchisee exclusive rights to develop and sub-franchise stores and the right to operate supply chain centers in particular geographic areas. Agreements are generally for a term of ten years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time franchise fee as well as an additional franchise fee upon the opening of each new store. The master franchisee is also required to pay a continuing royalty fee as a percentage of sales, which varies among international markets, and averaged approximately 3.0% in 2018.

Supply Chain

Our supply chain segment operates 19 regional dough manufacturing and food supply chain centers in the U.S., one thin crust manufacturing center, one vegetable processing center and one center providing equipment and supplies to our U.S. and certain international stores. We plan to continue investing in additional supply chain centers and capacity initiatives in the future. We also operate five dough manufacturing and food supply chain centers in Canada. Our supply chain segment leases a fleet of more than 800 tractors and trailers. During 2018, our supply chain segment accounted for $1.94 billion, or nearly 57% of our consolidated revenues.

Our centers produce fresh dough and purchase, receive, store and deliver quality food and other complementary items to our U.S. stores and most of our Canadian franchised stores. We regularly supply over 6,300 stores with various food and supplies. Our supply chain segment made approximately 766,000 full-service deliveries in 2018 or approximately 2.5 deliveries per store per week, and we produced over 573 million pounds of fresh dough during 2018.

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

Third-Party Suppliers

Over half of our annual food spend is with suppliers with whom we have maintained a partnership of at least 20 years. Our supply partners are required to meet strict quality standards to ensure food safety. We review and evaluate these partners’ quality assurance programs through (among other actions) on-site visits, third-party audits and product evaluations to ensure compliance with our standards. We believe the length and quality of our relationships with third-party suppliers provides us with priority service and quality products at competitive prices.

Cheese is our largest food cost. The price we charge to our U.S. franchisees for cheese is based on the Chicago Mercantile Exchange cheddar block price, plus a supply chain markup. As cheese prices fluctuate, our revenues and margin percentages in our supply chain segment also fluctuate; however, actual supply chain dollar margins remain unchanged. We currently purchase our U.S. pizza cheese from a single supplier. Under our September 2017 agreement, our U.S. supplier agreed to provide an uninterrupted supply of cheese and the Company agreed to a seven-year pricing schedule to purchase all of its U.S. pizza cheese from this supplier. While we expect to meet the terms of this agreement, if we do not, we will be required to repay the certain negotiated cost savings as outlined in the agreement. The majority of our meat toppings in the U.S. come from a single supplier under a contract that expires in June 2022. We have the right to terminate these arrangements for quality failures and for uncured breaches.

We are party to a multi-year agreement with Coca-Cola® for the contiguous U.S. This contract, renegotiated in December 2013, provides for Coca-Cola to continue to be our exclusive beverage supplier and expires in March 2019.

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

Over the past five years, our U.S. franchise and Company-owned stores have invested an estimated $1.9 billion in national, co-operative and local advertising. Our international franchisees also invest significant amounts in advertising efforts in their markets. We continue to reinforce our brand with extensive advertising through various media channels. We have also enhanced the strength of our brand through marketing affiliations with brands such as Coca-Cola.

We are the number one pizza delivery company in the U.S. with a 31.1% share of pizza delivery based on reported consumer spending. With 5,876 stores located in the U.S., our store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and marketing investments. We believe our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery. Outside the U.S., we have significant market share positions in many of the markets in which we compete.

Strong and Proven Business Model

Our business model generates U.S. and international franchise royalties and fees, supply chain revenue and retail sales at Company-owned stores. We have developed this model over our many years of operation and it is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and historically has generated demand for new stores. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty payments and through supply chain revenues, with moderate capital expenditures by us.

We developed a cost-efficient store model, characterized by a delivery- and carryout-oriented store design, with moderate capital requirements and a menu of quality, affordable items. At the store level, we believe the simplicity and efficiency of our operations give us significant advantages over our competitors, who, in many cases, also focus on dine-in or have broader menu offerings. At the supply chain level, we believe we provide quality, good value and consistency for our franchise customers while also driving profits for us, which we share with our franchisees.

Our menu simplifies and streamlines production and delivery processes and maximizes economies of scale on purchases of our principal food items. In addition, our stores are generally smaller and less expensive to build, furnish and maintain as compared to many other restaurant concepts. New stores built in our Pizza Theater design are often slightly larger than stores we have built in the past to create a better experience for our carryout and dine-in customers; however, they are still generally smaller and less expensive than many other restaurant concepts. The combination of this efficient store model and strong sales volume has resulted in favorable store-level financial returns and, we believe, makes Domino’s Pizza an attractive business opportunity for existing and prospective franchisees around the world. We and our franchisees are continuing to focus on growing our store count around the world to increase our presence in all of our markets to better serve our customers.

We believe our store economics have led to a strong, well-diversified franchise system. This established franchise system has produced strong cash flows and earnings for us, enabling us to invest in the Domino’s Pizza brand, stores, technology and supply chain centers, pay significant dividends, repurchase and retire shares of our common stock and service our debt obligations.

Technological Innovation

Technological innovation is vital to our brand and our long-term success. Digital ordering is critical to competing in the global pizza industry. In 2018, more than half of all global retail sales were derived from digital channels, primarily through our online ordering website and mobile applications. We believe we are among the largest e-commerce retailers in terms of annual transactions. After launching digital ordering in the U.S. in 2008, we made the strategic decision in 2010 to develop our own online ordering platform and to manage this important and growing area of our business internally. Over the next five years, we launched mobile applications that cover 95% of the smartphones and tablets on the U.S. market. In 2013, we launched an enhanced online ordering profiles platform, allowing customers the ability to reorder their favorite order in as few as five clicks, or 30 seconds. In 2014, we introduced “Dom,” a voice ordering application, which we believe is the first in the restaurant industry, and we also made the Domino’s Tracker® available on our ordering platforms. In 2015, we introduced several innovative ordering platforms including Samsung Smart TV®, Twitter, and text message using a pizza emoji. We continued this trend of innovation in 2016 with the introduction of zero-click ordering as well as adding Google Home, Facebook Messenger, Apple Watch, and Amazon Echo to our ordering platforms. In 2017, as part of an industry-first collaboration with Ford Motor Company, we began a meaningful test of delivery using self-driving vehicles. In April 2018, we launched Domino’s Delivery HotSpots, featuring over 200,000 non-traditional delivery locations including parks, beaches, local landmarks and other unique gathering spots.

The Company’s Piece of the Pie Rewards loyalty program, launched in 2015, is meant to reward customers with a program that is simple to understand and easy to use. Upon signing up for the program, customers become rewards members and can earn points for online orders. When rewards members reach a certain amount of points, they can redeem their points for free pizza. Rewards members may also receive exclusive members-only discounts and bonus offers. We may also occasionally provide additional opportunities for participating customers to benefit under the Piece of the Pie Rewards program.

All of this improved functionality has been developed to work seamlessly with our Domino’s PULSE™ point-of-sale system. Our Domino’s PULSE system is designed to drive operating efficiencies for our franchisees and our corporate management and assist franchisees in independently managing their business. We have installed Domino’s PULSE in every Company-owned store in the U.S., in more than 99% of our U.S. franchised stores and in approximately 72% of our international stores.

We believe utilizing Domino’s PULSE with our integrated technology solutions throughout our system provides us with competitive advantages over other concepts. We intend to continue to enhance and grow our online ordering, digital marketing and technological capabilities.

Product Innovation

In late 2009, we reintroduced our core hand-tossed pizza in the U.S. with a new recipe, which we believe has contributed to continued growth in customer reorder rate, consumer traffic and increased sales. This recipe is now in use in other markets around the world. Our nearly 60 years of innovation have resulted in numerous new product developments, including our more recent innovations of Handmade Pan Pizza, Specialty Chicken, Parmesan Bread Bites, Stuffed Cheesy Bread, Marbled Cookie Brownie and Bread Twists, among others. Product innovation is also present in our global markets, where our master franchisees have the ability to recommend products to suit their local market tastes. Products include the Mayo Jaga in Japan (bacon, potatoes and sweet mayonnaise) and the Saumoneta in France (light cream, potatoes, onions, smoked salmon and dill).

Internal Dough Manufacturing and Supply Chain System

In addition to generating significant revenues and earnings in the U.S. and Canada, we believe our vertically integrated dough manufacturing and supply chain system enhances the quality and consistency of our products, enhances our relationships with franchisees and leverages economies of scale to offer lower costs to our stores. It also allows store managers to better focus on store operations and customer service by relieving them of the responsibility of mixing dough in the stores and sourcing other ingredients. Many of our international master franchisees also profit from running supply chain businesses.

Our Ideals

We believe in: opportunity, hard work, inspired solutions, winning together, embracing community and uncommon honesty.

Opportunity abounds at Domino’s. You can start in an entry-level position and become a store owner – in fact, substantially all of our independent U.S. franchise owners started their careers with us as delivery drivers or in other in-store positions. Thousands of other team members – supervisors, trainers, quality auditors, international business consultants, marketers and executives – also began their careers in the stores. Internal growth and providing opportunities for anyone willing to work hard are the foundation of our core beliefs.

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

Our national philanthropic partner is St. Jude Children’s Research Hospital®. St. Jude is internationally-recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national fundraising campaign called St. Jude Thanks and Giving®, the Domino’s system has contributed $57.5 million to St. Jude since our partnership began in 2004, including raising $10.5 million in 2018. In addition to raising funds, we have supported St. Jude through in-kind donations, including hosting hospital-wide pizza parties for patients and their families. Our system also helps St. Jude build awareness through the inclusion of the St. Jude logo on millions of our pizza boxes and through a link on our consumer website, as well as a St. Jude-themed Pizza Tracker during Thanks and Giving®.

We also support the Domino’s Pizza Partners Foundation (“the Partners Foundation”). Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Primarily funded by team member and franchise contributions, the foundation is a separate, not-for-profit organization that has disbursed more than $6.7 million over the past five years. The Partners Foundation is committed to meeting the needs of Domino’s team members facing crisis situations, such as fire, illness, natural disasters or other personal tragedies.

Additional Disclosures

Employees

As of December 30, 2018, we had approximately 14,500 employees in our Company-owned stores, supply chain centers, World Resource Center and regional offices. None of our employees is covered by a collective bargaining agreement. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s system, including our employees, franchisees and the employees of franchisees, was more than 320,000 as of December 30, 2018.

Working Capital

Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., pages 35 through 39.

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

Internationally, our franchise stores are subject to national and local laws and regulations that are often similar to those affecting our U.S. stores, including laws and regulations concerning franchises, labor, health, sanitation and safety. Our international stores are also often subject to tariffs and regulations on imported commodities and equipment, and laws regulating foreign investment. We believe our international disclosure statements, franchise offering documents and franchising procedures comply in all material respects with the laws of the foreign countries in which we have offered franchises.

Privacy and Data Protection

We are subject to a number of privacy and data protection laws and regulations globally. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increase in attention given to privacy and data protection issues with the potential to directly affect our business. This includes recently-enacted laws and regulations in the U.S. and internationally requiring notification to individuals and government authorities of security breaches involving certain categories of personal information. We have a privacy policy posted on our website at www.dominos.com. The security of our financial data, customer information and other personal information is a priority for us.

Trademarks

We have many registered trademarks and believe that the Domino’s mark and Domino’s Pizza names and logos, in particular, have significant value and are important to our business. Our policy is to pursue registration of our trademarks and to vigorously oppose the infringement of any of our trademarks. We license the use of our registered marks to franchisees through franchise agreements.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2018, there were no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in 2019.

Seasonal Operations

The Company’s business is not typically seasonal.

Backlog Orders

The Company has no backlog orders as of December 30, 2018.

Government Contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Available Information

The Company makes available, free of charge, through its internet website biz.dominos.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a), 15(d), or 16 of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. Materials filed with the Securities and Exchange Commission are available at www.sec.gov. Retail orders from Domino’s stores can be made through its internet website dominos.com. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and information appearing on those websites, including biz.dominos.com and dominos.com, should not be considered a part of this document.

Item 1A. Risk Factors.

The quick service restaurant pizza category is highly competitive and such competition could adversely affect our operating results.

In the U.S., we compete against regional and local companies as well as national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza®. Internationally, we compete primarily with Pizza Hut®, Papa John’s® and country-specific national and local companies. We could experience increased competition from existing or new companies in the pizza category which could create increasing pressures to grow our business in order to maintain our market share. Additionally, we face growing competition from the supermarket industry and meal kit and food delivery providers, with the improvement of prepared food offerings and the trend towards convergence in grocery, deli, retail and restaurant services. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share, all of which would have an adverse effect on our operating results and could cause our stock price to decline.

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

We compete within the food service market and the quick service restaurant sector not only for customers, but also for management and hourly employees, including drivers, suitable real estate sites and qualified franchisees. Our supply chain segment is also subject to competition from outside suppliers. While all U.S. franchisees purchased food, equipment and supplies from us in 2018, U.S. franchisees are not required to purchase food, equipment or supplies from us and they may choose to purchase from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our U.S. supply chain centers, our financial condition, business and results of operations would be adversely affected.

If we fail to successfully implement our growth strategy, which includes opening new U.S. and international stores, our ability to increase our revenues and operating profits could be adversely affected.

A significant component of our growth strategy includes the opening of new U.S. and international stores. We and our franchisees face many challenges in opening new stores, including, among others:

•	availability of financing with acceptable terms;

•	selection and availability of suitable new store sites and the ability to renew leases in quality locations;

•	negotiation of acceptable lease or financing terms;

•	securing required U.S. or foreign governmental permits, licenses and approvals;

•	employment and training of qualified personnel; and

•	general economic and business conditions.

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

We and our franchisees are currently planning to expand our U.S. and international operations in many of the markets where we currently operate and in select new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we continue to expand internationally, we or our franchisees may not experience the operating margins we expect, our results of operations may be negatively impacted and our common stock price may decline.

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

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.

In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of internet-based communications that allow individuals access to a broad audience of consumers and other persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. The dissemination of information via social media could harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the information’s accuracy. This could include negative publicity related to our food products or stores or negative publicity related to actions by our executives, team members or franchisees.

In addition, we frequently use social media to communicate with consumers and the public in general. Failure to use social media effectively could lead to a decline in brand value and revenue. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our brand, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information.

Reports of food-borne illness or food tampering could reduce sales and harm our business.

Reports, whether true or not, of food-borne illnesses (such as E. coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the QSR sector and could in the future as well. The potential for acts of terrorism affecting our global food supply also exists and, if such an event occurs, it could have a negative impact on us and could severely hurt sales and profits. In addition, our reputation is an important asset; as a result, anything that damages our reputation could immediately and severely affect our sales and profits. Media reports of illnesses and injuries, whether accurate or not, could force some stores to close or otherwise reduce sales at such stores. Moreover, as described above, social media has dramatically increased the rate at which negative publicity, including as it relates to food-borne illness, can be disseminated before there is any meaningful opportunity to respond to or address an issue. Even reports of food-borne illnesses or food tampering occurring solely at the restaurants of competitors could, by resulting in negative publicity about the restaurant industry, adversely affect us on a local, regional, national or international basis.

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

We and our franchisees are dependent on frequent deliveries of food products that meet our specifications. In addition, we have single suppliers or a limited number of suppliers for certain of our ingredients, including pizza cheese and meat toppings. While we believe there are adequate reserve quantities and potential alternative suppliers, shortages or interruptions in the supply of food products caused by increased demand, capacity constraints, problems in production or distribution, financial or other difficulties of suppliers, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, could adversely affect our operating results.

Increases in food, labor and other costs could adversely affect our profitability and operating results.

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. Cheese is a significant cost to us, representing approximately 20-25% of the market basket purchased by our Company-owned stores. Additionally, while we strive to engage in a competitive bidding process for our ingredients, because certain of these ingredients, including meat products, may only be available from a limited number of vendors, we may not always be able to do so effectively. Furthermore, if we need to seek new suppliers, we may be subject to pricing or other terms less favorable to us than those reflected in our current supply arrangements. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. Several states in which we operate have recently approved minimum wage increases. As minimum wage increases are implemented in these states or if such increases are approved and implemented in other states in which we operate, we expect our labor costs will continue to increase. The advent of legislation aimed at predictive scheduling could impact labor for our stores and our franchisees’ stores. Additionally, while we do not currently have any unionized employees, if a significant portion of our employees were to become unionized, our labor costs could increase and our business could be negatively affected by other union requirements that increase our costs, disrupt our business, reduce our flexibility and impact our employee culture. Labor costs and food costs, including cheese, generally represent approximately 50% to 60% of the sales at a typical Company-owned store.

Any prolonged disruption in the operations of any of our dough manufacturing and supply chain centers could harm our business.

We operate 19 regional dough manufacturing and supply chain centers, one thin crust manufacturing center and one vegetable processing center in the U.S. and five dough manufacturing and supply chain centers in Canada. We plan to continue investing in additional supply chain capacity in the future.

Our U.S. dough manufacturing and supply chain centers service all of our Company-owned and U.S. franchise stores. As a result, any prolonged disruption in the operations of any of these facilities, whether due to technical or labor difficulties, destruction or damage to the facility, real estate issues, limited capacity or other reasons, could adversely affect our business and operating results.

Our success depends in part upon effective advertising, and lower advertising funds may reduce our ability to adequately market the Domino’s Pizza brand.

We have been routinely named a Leading National Advertiser by Advertising Age. Each Domino’s store located in the contiguous U.S. is obligated to pay a percentage of its sales in advertising fees. In fiscal 2018, each store in the contiguous U.S. generally was required to contribute 6% of their sales to DNAF (subject, in certain instances, to lower rates based on certain incentives and waivers), which uses such fees for national advertising in addition to contributions for local market-level advertising. We currently anticipate that this 6% contribution rate will remain in place for the foreseeable future. While additional funds for advertising in the past have been provided by us, our franchisees and other third parties, none of these additional funds are legally required. The lack of continued financial support for advertising activities could significantly curtail our marketing efforts, which may in turn materially and adversely affect our business and our operating results.

We face risks of litigation, investigations, enforcement actions and negative publicity from customers, franchisees, suppliers, employees, regulators and others in the ordinary course of business, which can or could divert our financial and management resources. Litigation, investigations, enforcement actions or publicity may adversely impact our financial condition and results of operations.

Claims of illness or injury relating to food quality or food handling are common in the food service industry, and vehicular accidents and injuries occur in the food delivery business. Claims within our industry of improper supplier actions also occasionally arise that, if made against one of our suppliers, could potentially damage our brand image. In addition, class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat foods and that quick service restaurant marketing practices have encouraged obesity. State attorney general offices or other regulators may initiate investigations or enforcement actions against us. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity or a substantial settlement, fine, penalty or judgment against us could negatively impact our financial condition, results of operations and brand reputation, thereby hindering our ability to attract and retain franchisees and grow our business.

Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, and those claims relating to overtime compensation. We have been and continue to be subject to these types of claims. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims or if we receive significant negative publicity, our business, financial condition and operating results could be harmed.

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

Poor economic conditions may adversely affect the ability of our franchisees to pay royalties or amounts owed and could have a material adverse impact on our ability to pursue our growth strategy, which would reduce cash collections and in turn, may materially and adversely affect our ability to service our debt obligations.

Our international operations subject us to additional risk. Such risks and costs may differ in each country in which we and our franchisees do business and may cause our profitability to decline due to increased costs.

We conduct a significant and growing portion of our business outside the U.S. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither we nor our franchisees have control, may include:

•	recessionary or expansive trends in international markets;

•	changing labor conditions and difficulties in staffing and managing our foreign operations;

•	increases in the taxes we pay and other changes in applicable tax laws;

•	tariffs and trade barriers;

•	legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in inflation rates;

•	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

•	difficulty in collecting our royalties and longer payment cycles;

•	expropriation of private enterprises;

•	increases in anti-American sentiment and the identification of the Domino’s Pizza brand as an American brand;

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

Exchange rate fluctuations could have an adverse effect on our results of operations. Approximately 6.5% of our total revenues in 2018, 7.4% of our total revenues in 2017 and 7.2% of our total revenues in 2016 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. Sales made by franchise stores outside the U.S. are denominated in the currency of the country in which the store is located, and this currency could become less valuable in U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the U.S. or lower profitability to our franchisees outside the U.S., or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in our international markets would have resulted in a negative impact on international royalty revenues of approximately $20.0 million in 2018.

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

As of December 30, 2018, we had 793 U.S. franchisees operating 5,486 U.S. stores. Seventeen of these franchisees each own and operate more than 50 U.S. stores, including our largest U.S. franchisee who owns and operates 179 stores, and the average franchisee owns and operates seven stores.

Our international master franchisees are generally responsible for the development of significantly more stores than our U.S. franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our U.S. operations. Our largest international master franchisee operates 2,383 stores in seven markets, which accounts for approximately 24% of our total international store count. Our U.S. and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brand and branded products and believe that they are very important to our business. We rely on a combination of trademarks, copyrights, trade secrets and similar intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks in order to increase brand awareness and further develop our branded products in both U.S. and international markets. We have registered certain trademarks and have other trademark applications pending in the U.S. and foreign jurisdictions. Not all of the trademarks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. All of the steps we have taken to protect our intellectual property in the U.S. and in foreign countries may not be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Further, through acquisitions of third parties, we may acquire brands and related trademarks that are subject to the same risks as the brands and trademarks we currently own.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, suppliers or employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with customers, franchisees and employees and private data exposure. In addition to maintaining insurance coverage to address cyber incidents, we have also implemented processes, procedures and controls to help mitigate these risks. However, our cyber insurance coverage may not fully cover the costs of a cyber incident and these measures, as well as our increased awareness of the risk of a cyber incident, do not guarantee that our reputation and financial results will not be adversely affected by such an incident.

Because we and our franchisees accept electronic forms of payment from customers, our business requires the collection and retention of customer data, including sensitive financial data and other personally identifiable information in various information systems that we and our franchisees maintain and in those maintained by third parties with whom we and our franchisees contract to provide payment processing. A weakness in such third party’s systems or software products may provide a mechanism for a cyber threat. In recent years, a significant number of companies have experienced security breaches in which customer information was stolen through vendor access channels. While we select our third-party suppliers carefully, cyber attacks and security breaches at a payment processing contractor could compromise confidential information or adversely affect our ability to deliver products and services to our customers. These problems could negatively affect our results of operations, and remediation could result in significant, unplanned capital investments.

We also maintain important internal Company data, such as personally identifiable information about our employees and franchisees and information relating to our operations. In addition, more than half of all global retail sales in 2018 were derived from digital channels, primarily through our online ordering website and mobile applications, where customers enter personally identifiable information that we retain. Our use and retention of personally identifiable information is regulated by foreign, federal and state laws and regulations, as well as by certain third-party agreements. For example, the European Union adopted a new regulation that became effective in May 2018, the European Union General Data Protection Regulation, which requires companies to meet new requirements regarding the handling of personal data. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if we, our employees or franchisees fail to comply with these laws, regulations or contract terms, or to successfully implement appropriate processes related to applicable requirements, laws and regulations governing cyber incidents could require us to notify customers, employees or other groups, and could result in adverse publicity, loss of sales and profits, increased fees payable to third parties and penalties or remediation and other costs that could adversely affect our reputation, business and results of operations. Any other material disruption or other adverse event affecting one or more of our digital ordering platforms, including, for instance, power loss, technological failures, user error or cyber attacks, could similarly result in adverse publicity, loss of sales and profits and other costs, which could adversely affect our reputation, business and results of operations.

We may also become subject to private lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our consumers’ credit or debit card information or if consumer or employee information is obtained by unauthorized persons or used inappropriately. Any such claim or proceeding, or any adverse publicity resulting from such an event, may have a material adverse effect on our business and the potential of incurring significant remediation costs.

We are subject to extensive government regulation and requirements issued by other groups and our failure to comply with existing or increased regulations could adversely affect our business and operating results.

We are subject to numerous federal, state, local and foreign laws and regulations, as well as requirements issued by other groups, including those relating to:

•	the preparation, sale and labeling of food;

•	building and zoning requirements;

•	environmental protection;

•	labor and employment, including minimum wage, overtime, insurance and other labor requirements;

•	working and safety conditions;

•	franchise arrangements;

•	public company compliance, disclosure and governance matters;

•	taxation;

•	antitrust;

•	discrimination;

•	payment card industry standards and requirements; and

•	information privacy and consumer protection.

We are subject to a Federal Trade Commission rule and to various state and foreign laws that govern the offer and sale of franchises. These laws regulate various aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines or other penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results.

In 2015, the National Labor Relations Board adopted a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. Although elements of this joint employer liability standard continue to be subject to judicial review, if this standard is generally upheld or adopted by other government agencies such as the Department of Labor, the Equal Employment Opportunity Commission, and the Occupational Safety and Health Administration and/or applied generally to franchise relationships, it could cause us to be liable or held responsible for unfair labor practices and other violations of our franchisees and subject us to other liabilities, and require us to conduct collective bargaining negotiations regarding employees of totally separate, independent employers, most notably our franchisees. In such event, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability.

The Patient Protection and Affordable Care Act (as amended, the “Affordable Care Act”) requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. The majority of the increases in these costs began in 2015, and while the incremental costs of this program have not been material to us to date, we cannot predict what effect these costs will have on our results of operations and financial position, or the effects of the Affordable Care Act on some of our larger franchisees. Modifications to, or repeal of, all or certain provisions of the Affordable Care Act are possible, consistent with statements made by certain elected officials.

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law on December 22, 2017, significantly reforming the Internal Revenue Code of 1986, as amended. The 2017 Tax Act, among other things, includes changes to U.S. Federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. We continue to examine the impact the 2017 Tax Act may have on our business. The estimated impact of the 2017 Tax Act is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. We revalued our net deferred tax assets and liabilities at the newly enacted corporate tax rate in fiscal 2017 and recorded a significantly lower effective tax rate in 2018. Although some uncertainty remains about the effects of this new legislation on our business, we currently expect lower effective tax rates for the Company in 2018 will continue in future periods.

We may also become subject to legislation or regulation seeking to tax and/or regulate high-fat foods, foods with high sugar and salt content, or foods otherwise deemed to be “unhealthy,” and our capital expenditures could increase due to remediation and compliance measures related to these laws or regulations.

If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines, sanctions and other enforcement measures.

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

Our common stock price could be subject to significant fluctuations and/or may decline.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	planned or actual changes to our capital or debt structure;

•	variations in our operating results;

•	changes in revenues or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as sales promotions, acquisitions or restructurings;

•	actions by institutional and other stockholders;

•	changes in our dividend policy or any share repurchase program;

•	changes in the market values of public companies that operate in our business segments;

•	maintenance and growth of the value of our brand;

•	significant litigation;

•	legislation or other regulatory developments affecting us or our industry;

•	general market conditions; and

•	U.S. and international economic factors unrelated to our performance.

The stock markets in general have experienced volatility that has sometimes been unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We have a substantial amount of indebtedness. As of December 30, 2018, our consolidated total indebtedness was approximately $3.53 billion. We may also incur additional debt, which would not be prohibited under the terms of our current securitized debt agreements. Our substantial indebtedness could have important consequences for our business and our shareholders. For example, it could:

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

Further, a portion of our indebtedness bears interest at fluctuating interest rates based on the London interbank offered rate (“LIBOR”), and there is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate certain loan documents and we cannot predict what alternative index would be negotiated with our lenders. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

Downgrades in our credit ratings could impact our ability to access capital and materially adversely affect our business, financial condition and results of operations.

Our debt is rated by credit rating agencies. These agencies may downgrade their credit ratings for us based on the performance of our business, our capital strategies or their overall view of our industry. There can be no assurance that any rating assigned to our currently outstanding indebtedness will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that agency’s judgment, circumstances so warrant. A downgrade of our credit ratings could, among other things, increase our cost of borrowing, limit our ability to access capital, result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, including restrictions on our ability to pay dividends or repurchase shares, or require us to provide collateral for future borrowings, and thereby adversely impact our business, financial condition and results of operations.

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

During the term following issuance, the outstanding senior notes will accrue interest in accordance with the terms of the debt agreements. Additionally, our senior notes have original scheduled principal payments of $35.3 million in each of 2019 through 2021, $888.0 million in 2022, $26.3 million in each of 2023 and 2024, $1.14 billion in 2025, $14.0 million in 2026 and $1.27 billion in 2027. In accordance with our debt agreements, the payment of principal on the outstanding senior notes shall be suspended if the leverage ratios for the Company are less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined, and no catch-up provisions are applicable. As of December 30, 2018, we also had $65.0 million outstanding under our variable funding notes with a legal maturity date in July 2022, subject to two additional one-year extensions at the option of the Company, subject to certain conditions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 270,000 square feet for our World Resource Center located in Ann Arbor, Michigan under an operating lease with Domino’s Farms Office Park, L.L.C., an unrelated company. Under an amendment to this lease, Domino’s Farms Office Park, L.L.C. is currently constructing a new 33,000 square foot building that will be leased to the Company upon completion, which is expected to occur in 2019. The lease, as amended, expires in 2029 and has two five-year renewal options.

We own five supply chain center buildings. We also own two store buildings that we lease to U.S. franchisees. All other U.S. Company-owned stores are leased by us, typically under five-year leases with one or two five-year renewal options. All other U.S. and international supply chain centers are leased by us, typically under leases ranging between five and 20 years with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 14, 2019, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 41,040,704 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.”

Our Board of Directors declared a quarterly dividend of $0.65 per common share on February 20, 2019 payable on March 29, 2019 to shareholders of record at the close of business on March 15, 2019.

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

As of February 14, 2019, there were 1,565 registered holders of record of Domino’s Pizza, Inc.’s common stock.

As of December 30, 2018, we had a Board of Directors-approved share repurchase program for up to $750.0 million of our common stock, of which $158.8 million remained available for future purchases of our common stock. Any future purchases of our common stock would be funded by current cash amounts, available borrowings or future excess cash flow. The following table summarizes our repurchase activity during the fourth quarter ended December 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
Period #10 (September 10, 2018 to October 7, 2018)	5,574	$276.41	4,424	$319,595
Period #11 (October 8, 2018 to November 4, 2018)	331,613	264.29	330,291	232,305
Period #12 (November 5, 2018 to December 2, 2018)	76,562	254.79	75,391	213,119
Period #13 (December 3, 2018 to December 30, 2018)	226,270	240.11	226,270	158,788

Total	640,019	$254.71	636,376	$158,788

(1)	3,643 shares were purchased as part of the Company’s employee stock purchase discount plan. During the fourth quarter, the shares were purchased at an average price of $274.26.
(2)

From December 31, 2018 through February 14, 2019, the Company repurchased and retired an additional 33,549 shares of common stock for a total of approximately $8.1 million, or an average price of $242.74 per share. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

The following comparative stock performance line graph compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. (NYSE: DPZ) for the five-year period between December 31, 2013 and December 31, 2018, with cumulative total return on (i) the Total Return Index for the New York Stock Exchange (the “NYSE Composite Index”), (ii) the Standard & Poor’s 500 Index (the “S&P 500”) and (iii) the peer group, the Standard & Poor’s 400 Restaurant Index (the “S&P 400 Restaurant Index”). Management believes that the companies included in the S&P 400 Restaurant Index appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the NYSE Composite Index, the S&P 500 Index and the S&P 400 Restaurant Index on December 31, 2013.

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

	Fiscal year ended (8)
(dollars in millions, except per share data)	December 30, 2018 (4) (5)	December 31, 2017 (6)	January 1, 2017	January 3, 2016 (7)	December 28, 2014
Income statement data:
Revenues:
U.S. Company-owned stores	$514.8	$490.8	$439.0	$396.9	$348.5
U.S. franchise royalties and fees	391.5	351.4	312.3	272.8	230.2
U.S. franchise advertising (1)	358.5	—	—	—	—

U.S. stores	1,264.8	842.2	751.3	669.7	578.7
Supply chain	1,943.3	1,739.0	1,544.3	1,383.2	1,262.5
International franchise royalties and fees	224.7	206.7	177.0	163.6	152.6

Total revenues	3,432.9	2,788.0	2,472.6	2,216.5	1,993.8
Cost of sales	2,130.2	1,922.0	1,704.9	1,533.4	1,399.1

Operating margin	1,302.7	866.0	767.7	683.1	594.8
General and administrative expense	372.5	344.8	313.6	277.7	249.4
U.S. franchise advertising (1)	358.5	—	—	—	—

Income from operations	571.7	521.2	454.0	405.4	345.4
Interest income	3.3	1.5	0.7	0.3	0.1
Interest expense	(146.3)	(122.5)	(110.1)	(99.5)	(86.9)

Income before provision for income taxes	428.7	400.2	344.7	306.2	258.6
Provision for income taxes	66.7	122.2	130.0	113.4	96.0

Net income	$362.0	$277.9	$214.7	$192.8	$162.6

Earnings per share:
Common stock – basic	$8.65	$6.05	$4.41	$3.58	$2.96
Common stock – diluted	8.35	5.83	4.30	3.47	2.86
Dividends declared per share	$2.20	$1.84	$1.52	$1.24	$1.00
Balance sheet data (at end of period):
Cash and cash equivalents	$25.4	$35.8	$42.8	$133.4	$30.9
Restricted cash and cash equivalents	167.0	191.8	126.5	180.9	121.0
Cash and cash equivalents included in advertising fund assets, restricted	45.0	27.3	25.1	19.9	25.1
Working capital (2)	14.6	(10.3)	(34.3)	45.7	41.8
Total assets	907.4	836.8	716.3	799.8	596.3
Total debt net of debt issuance cost	3,531.6	3,153.8	2,187.9	2,240.8	1,500.6
Total stockholders’ deficit	(3,039.9)	(2,735.4)	(1,883.1)	(1,800.3)	(1,219.5)

	Fiscal year ended (8)
(dollars in millions)	December 30, 2018 (4) (5)	December 31, 2017 (6)	January 1, 2017	January 3, 2016 (7)	December 28, 2014
Other financial data:
Depreciation and amortization	$53.7	$44.4	$38.1	$32.4	$35.8
Capital expenditures	119.7	90.3	61.5	62.4	71.8
Same store sales growth (3):
U.S. Company-owned stores	4.8%	8.7%	10.4%	12.2%	6.2%
U.S. franchise stores	6.8%	7.6%	10.5%	11.9%	7.7%

U.S. stores	6.6%	7.7%	10.5%	12.0%	7.5%
International stores	3.5%	3.4%	6.3%	7.8%	6.9%
Store counts (at end of period):
U.S. Company-owned stores	390	392	392	384	377
U.S. franchise stores	5,486	5,195	4,979	4,816	4,690

U.S. stores	5,876	5,587	5,371	5,200	5,067
International stores	10,038	9,269	8,440	7,330	6,562

Total stores	15,914	14,856	13,811	12,530	11,629

(1)

The adoption of ASC 606 in 2018 resulted in the recognition of $358.5 million in revenue in 2018 related to U.S. franchise contributions to DNAF. In prior years, under accounting standards in effect at that time, we had presented these contributions net with the related disbursements in our consolidated statement of income. Refer to Note 1 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

(2)	The working capital amounts exclude restricted cash and cash equivalents, advertising fund assets, restricted, and advertising fund liabilities.
(3)

Same store sales growth is calculated including only sales from stores that also had sales in the comparable period of the prior year. International same store sales growth is calculated similarly to U.S. same store sales growth. Changes in international same store sales are reported on a constant dollar basis which reflects changes in international local currency sales. The 53rd week in fiscal 2015 had no impact on reported same store sales growth amounts.

(4)

In 2018, the Company began managing its franchised stores in Alaska and Hawaii as part of its U.S. Stores segment. Prior to 2018, store counts and retail sales from these franchised stores were included in the Company’s international stores in the table above. Consolidated results of the Company have not been impacted by this change and prior year amounts have not been reclassified to conform to the current year presentation due to immateriality.

(5)

In connection with our 2018 Recapitalization, the Company issued $825.0 million of fixed rate notes. A portion of the proceeds from the 2018 Recapitalization was used to repay the remaining $490.1 million in outstanding principal and interest under the Company’s 2015 five-year fixed rate notes, pre-fund a portion of the principal and interest payable on the 2018 Notes, pay transaction fees and expenses and repurchase and retire shares of the Company’s common stock. Refer to Note 4 of the consolidated financial statements for additional detail related to the 2018 Recapitalization.

(6)

In connection with our 2017 Recapitalization, the Company issued $1.9 billion of fixed and floating rate notes. A portion of the proceeds from the 2017 Recapitalization was used to repay the remaining $910.2 million in outstanding principal under the Series 2012-1 5.216% Fixed Rate Senior Secured Notes, Class A-2 (the “2012 Fixed Rate Notes”), pre-fund a portion of the principal and interest payable on the 2017 fixed and floating rate notes and pay transaction fees and expenses. The Company also used a portion of the proceeds from the 2017 Recapitalization to enter into a $1.0 billion accelerated share repurchase agreement to repurchase the Company’s common stock. Refer to Note 4 of the consolidated financial statements for additional detail related to the 2017 Recapitalization.

(7)

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

(8)	The 2015 fiscal year includes 53 weeks and the 2018, 2017, 2016, and 2014 fiscal years each include 52 weeks.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter. Every five or six years our fiscal year includes an extra (or 53rd) week in the fourth quarter. Fiscal 2018, 2017 and 2016 each consisted of 52 weeks.

Description of the Business

Domino’s is the largest pizza company in the world based on global retail sales, with more than 15,900 locations in over 85 markets around the world. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Although we are a highly-recognized global brand, we focus on serving the local neighborhoods in which we live and do business through our large network of franchise owners and Company-owned stores. On average, we and our franchisees sell more than 3 million pizzas each day throughout our global system.

Our business model is straightforward: we handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technology innovations. Our dough is generally made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties to our franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s brand marks. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling food and equipment to those sub-franchisees, as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.

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

Fiscal 2018 Highlights

•	Global retail sales (which are total retail sales at Company-owned and franchised stores worldwide) increased 10.6% as compared to 2017.

•	Same store sales increased 6.6% in our U.S. stores and increased 3.5% in our international stores.

•	Our revenues increased 23.1%.

•	Our income from operations increased 9.7%.

•	Our net income increased 30.3%.

•	Our diluted earnings per share increased 43.2%.

The adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) in 2018 resulted in the recognition of $358.5 million in revenue in 2018 related to U.S. franchise contributions to Domino’s National Advertising Fund Inc. (“DNAF”), our consolidated not-for-profit advertising fund. In 2017, under accounting standards in effect at that time, we had presented these contributions net with the related disbursements in our consolidated statement of income. Refer to Note 1 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

During 2018, we continued our rapid global expansion with the opening of 1,058 net new stores. Our international franchise segment led the way with 800 net new store openings, including the opening of our 10,000th international store. We also continued our strong U.S. and international same store sales performance with 31 straight quarters of positive U.S. same store sales and 100 straight quarters of positive international same store sales. Our Domino’s Piece of the Pie Rewards loyalty program continues to contribute to our U.S. same store sales performance. Additionally, we remained focused on growing online ordering and improving the digital customer experience through our technology platforms, including the recent launch of Domino’s Delivery HotSpots. Our emphasis on technology innovation helped the Domino’s system generate more than half of global retail sales from digital channels in 2018. Overall, we believe our focus in 2018 on global growth and technology will continue to strengthen our brand in the future.

Fiscal 2017 Highlights

•	Global retail sales increased 12.7% as compared to 2016.

•	Same store sales increased 7.7% in our U.S. stores and increased 3.4% in our international stores.

•	Our revenues increased 12.8%.

•	Our income from operations increased 14.8%.

•	Our net income increased 29.5%.

•	Our diluted earnings per share increased 35.6%.

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

Revenue recognition. We earn revenues through our network of U.S. Company-owned and franchised stores, dough manufacturing and supply chain centers and international operations. Retail sales from franchise stores are reported to the Company by its franchisees and are not included in Company revenues. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchised stores are recognized as revenues when the items are delivered to or carried out by customers. Retail sales are generally reported and related royalties paid to the Company based on a percentage of retail sales, as specified in the related standard franchise agreement (generally 5.5% of U.S. franchise retail sales and, on average, 3.0% of international franchise retail sales). The Company also generates revenues from U.S. franchise advertising contributions to DNAF, its consolidated not-for-profit advertising fund (generally 6.0% of U.S. franchise retail sales). Although these revenues are restricted to be used only for advertising and promotional activities to benefit franchised stores, the Company has determined there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from its U.S. royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the Company’s consolidated statement of income.

Revenues from Company-owned stores and revenues from franchised stores (including U.S. franchise royalties and fees and U.S. franchise advertising revenues) can fluctuate from time-to-time as a result of store count and sales level changes. This can occur when a Company-owned store is sold to a franchisee. If a Company-owned store that generated $1,000,000 in revenue in fiscal 2017 was sold to a franchisee in fiscal 2018, revenues from Company-owned stores would have declined by $1,000,000 in fiscal 2018, while U.S. franchise royalty revenues would have increased by $55,000 and U.S. franchise advertising revenues would have increased by $60,000 in fiscal 2018, as we generally collect 5.5% of a U.S. franchisee’s retail sales as royalty revenue and 6.0% of a U.S. franchisee’s retail sales for advertising contributions. Sales of food from our supply chain centers are recognized as revenues upon delivery of the food to franchisees, while sales of equipment and supplies are generally recognized as revenues upon shipment of the related products to franchisees.

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

A significant portion of our goodwill relates to acquisitions of U.S. franchise stores and is included in our U.S. stores segment, specifically, in our Company-owned stores division. We evaluate goodwill annually for impairment by comparing the fair value of the reporting unit (which is primarily determined using the present value of future cash flows) to its carrying value. If the carrying value of the reporting unit exceeds the fair value, goodwill would be impaired. We have not made any significant changes in the methodology used to evaluate goodwill impairment during the years presented. At December 30, 2018, the fair value of our business operations with associated goodwill exceeded their recorded carrying value, including the related goodwill. If cash flows generated by our Company-owned stores were to decline significantly in the future or there were negative revisions to the market multiple assumption, we may be required to recognize a goodwill impairment charge. However, based on the latest impairment analysis, we do not believe it is reasonably likely that there could be changes in assumptions that would trigger impairment. The Company did not record any impairment charges during fiscal 2018, fiscal 2017 or fiscal 2016.

We adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) during 2018. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. As the fair value of our business operations exceeded their recorded carrying value in “Step 1” of the impairment test, the adoption of this standard did not have an impact on our evaluation of goodwill impairment.

Insurance and legal matters. We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Legal judgments can be volatile and difficult to predict. Accordingly, if our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods. We had accruals for legal matters of approximately $1.9 million at December 30, 2018 and $1.7 million at December 31, 2017.

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

Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our self-insurance liability at December 30, 2018 would have affected our income before provision for income taxes by approximately $5.3 million for fiscal 2018. We had accruals for insurance matters of approximately $53.3 million at December 30, 2018 and $51.4 million at December 31, 2017.

Share-based payments. We recognize compensation expense related to our share-based compensation arrangements over the requisite service period based on the grant date fair value of the awards. The grant date fair value of each restricted stock and performance-based restricted stock award is equal to the market price of our stock on the date of grant. The grant date fair value of each stock option award is estimated using the Black-Scholes option pricing model. The pricing model requires assumptions, including the expected life of the stock option, the risk-free interest rate, the expected dividend yield and expected volatility of our stock over the expected life, which significantly impact the assumed fair value. We account for forfeitures as they occur. Additionally, our stock option, restricted stock and performance-based restricted stock arrangements provide for accelerated vesting and the ability to exercise during the remainder of the ten-year stock option life upon the retirement of individuals holding the awards who have achieved specified service and age requirements.

Management believes that the methods and various assumptions used to determine compensation expense related to these arrangements are reasonable, but if the assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years.

Income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We measure deferred tax assets and liabilities using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes, related reserves and deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax assets will be realized. The Company did not have any valuation allowances recorded for deferred tax assets as of December 30, 2018 or December 31, 2017. Our accounting for deferred tax assets represents our best estimate of future events. Our net deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operations.

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

Same Store Sales Growth

	2018 (1)	2017	2016
U.S. Company-owned stores	4.8%	8.7%	10.4%
U.S. franchise stores	6.8%	7.6%	10.5%

U.S. stores	6.6%	7.7%	10.5%
International stores (excluding foreign currency impact)	3.5%	3.4%	6.3%

(1)

In the first quarter of 2018, the Company began managing its franchised stores in Alaska and Hawaii as part of its U.S. Stores segment. Prior to 2018, store counts, retail sales and royalty revenues from these franchised stores were included in the Company’s international operations in the tables above. Consolidated results of the Company have not been impacted by this change and prior year amounts have not been reclassified to conform to the current year presentation due to immateriality.

Store Growth Activity

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at January 3, 2016	384	4,816	5,200	7,330	12,530
Openings	8	186	194	1,178	1,372
Closings	(1)	(22)	(23)	(68)	(91)
Transfers	1	(1)	—	—	—

Store count at January 1, 2017	392	4,979	5,371	8,440	13,811
Openings	16	213	229	891	1,120
Closings	—	(13)	(13)	(62)	(75)
Transfers	(16)	16	—	—	—

Store count at December 31, 2017	392	5,195	5,587	9,269	14,856
Openings	12	255	267	916	1,183
Closings	—	(9)	(9)	(116)	(125)
Transfers (1)	(14)	45	31	(31)	—

Store count at December 30, 2018	390	5,486	5,876	10,038	15,914

Income Statement Data

(dollars in millions)	2018 (1) (2)		2017		2016
U.S. Company-owned stores	$514.8		$490.8		$439.0
U.S. franchise royalties and fees	391.5		351.4		312.3
Supply chain	1,943.3		1,739.0		1,544.3
International franchise royalties and fees	224.7		206.7		177.0
U.S. franchise advertising	358.5		—		—

Total revenues	3,432.9	100.0%	2,788.0	100.0%	2,472.6	100.0%
U.S. Company-owned stores	398.2		377.7		331.9
Supply chain	1,732.0		1,544.3		1,373.1

Cost of sales	2,130.2	62.1%	1,922.0	68.9%	1,704.9	69.0%

Operating margin	1,302.7	37.9%	866.0	31.1%	767.7	31.0%
General and administrative	372.5	10.8%	344.8	12.4%	313.6	12.7%
U.S. franchise advertising	358.5	10.4%	—	—%	—	—%

Income from operations	571.7	16.7%	521.2	18.7%	454.0	18.3%
Interest expense, net	(143.0)	(4.2)%	(121.1)	(4.3)%	(109.4)	(4.4)%

Income before provision for income taxes	428.7	12.5%	400.2	14.4%	344.7	13.9%
Provision for income taxes	66.7	2.0%	122.2	4.4%	130.0	5.2%

Net income	$362.0	10.5%	$277.9	10.0%	$214.7	8.7%

(1)

In 2018, the Company began managing its franchised stores in Alaska and Hawaii as part of its U.S. Stores segment. Prior to 2018, store counts, retail sales and royalty revenues from these franchised stores were included in the Company’s international operations in the tables above. Consolidated results of the Company have not been impacted by this change and prior year amounts have not been reclassified to conform to the current year presentation due to immateriality. Also, see Note 12 to the consolidated financial statements for additional information related to the store transfers between U.S. Company-owned stores and U.S. franchise stores.

(2)

The adoption of ASC 606 in 2018 resulted in the recognition of $358.5 million in revenue in 2018 related to U.S. franchise contributions to DNAF. In prior years, under accounting standards in effect at that time, we had presented these contributions net with the related disbursements in our consolidated statement of income. Refer to Note 1 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

2018 compared to 2017

(tabular amounts in millions, except percentages)

Revenues. Revenues primarily consist of retail sales from our Company-owned stores, royalties, advertising contributions and fees from our U.S. franchised stores, royalties and fees from our international franchised stores and sales of food, equipment and supplies from our supply chain centers to all of our U.S. franchised stores and certain international franchised stores. Company-owned store and franchised store revenues may vary from period to period due to changes in store count mix. Supply chain revenues may vary significantly as a result of fluctuations in commodity prices as well as the mix of products we sell.

Consolidated revenues increased $644.9 million or 23.1% in 2018. The adoption of ASC 606 in 2018 resulted in the recognition of $358.5 million in revenue in 2018 related to U.S. franchise contributions to DNAF. In 2017, under accounting standards in effect at that time, we had presented these contributions net with the related disbursements in our consolidated statement of income. Refer to Note 1 to the consolidated financial statements for additional information related to the adoption of this new accounting standard. The remaining increase was due primarily to higher supply chain food volumes as well as higher U.S. franchise, Company-owned store and international franchise revenues resulting from retail sales growth. These changes in revenues are more fully described below.

U.S. stores. Revenues from U.S. stores are primarily comprised of retail sales from U.S. Company-owned store operations and royalties, advertising contributions and other fees from U.S. franchised stores, as summarized in the following table.

	2018		2017
U.S. Company-owned stores	$514.8	40.7%	$490.8	58.3%
U.S. franchise royalties and fees	391.5	31.0%	351.4	41.7%
U.S. franchise advertising	358.5	28.3%	—	—%

Total U.S. stores revenues	$1,264.8	100.0%	$842.2	100.0%

U.S. stores revenues increased $422.6 million, or 50.2%, in 2018. This increase was driven by the adoption of ASC 606, which requires a gross presentation of U.S. franchise advertising contributions in our consolidated statement of income, as well as higher royalty revenues earned on higher franchise same store sales and an increase in the average number of stores open in 2018 as compared to the prior year. Higher U.S. Company-owned same store sales also contributed to the increase in revenue. These changes in U.S. stores revenues are more fully described below.

U.S. Company-owned stores. Revenues from U.S. Company-owned store operations increased $24.0 million or 4.9% in 2018 due primarily to a 4.8% increase in same store sales as compared to 2017.

U.S. franchise royalties and fees. Revenues from U.S. franchise operations increased $40.1 million or 11.4% in 2018. The increase was driven by a 6.8% increase in same store sales as compared to 2017 and an increase in the average number of stores open during the year. Revenues further benefited from higher fees paid by franchisees for the use of our internally developed technology platforms. U.S. franchise royalties and fees were reduced by $17.9 million in 2018 due to the adoption of ASC 606, primarily related to the reclassification of certain advertising revenues from U.S. franchise royalties and fees to U.S. franchise advertising revenues.

U.S. franchise advertising. Revenues from U.S. franchise advertising contributions were $358.5 million in 2018. In years prior to 2018, based on accounting guidance in effect at the time, the U.S. franchise advertising contributions were shown net with the related disbursements in our consolidated statement of income. In 2018, we adopted ASC 606, which required these revenues and expenses to be presented gross on our consolidated statement of income. Refer to Note 1 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

Supply chain. Revenues from supply chain operations are primarily comprised of sales of food, equipment and supplies from our supply chain centers to all of our U.S. franchised stores and certain international franchised stores, as summarized in the following table.

	2018		2017
U.S. supply chain	$1,760.8	90.6%	$1,574.9	90.6%
International supply chain	182.5	9.4%	164.1	9.4%

Total supply chain	$1,943.3	100.0%	$1,739.0	100.0%

U.S. supply chain. U.S. supply chain revenues increased $185.9 million or 11.8% in 2018, driven primarily by higher volumes from increased order counts at the store level, higher market basket pricing to stores and store count growth. Our market basket pricing to stores increased 4.0% during 2018, which resulted in an estimated $52.9 million increase in U.S. supply chain revenues.

International supply chain. International supply chain revenues increased $18.4 million or 11.2% in 2018, driven primarily by higher volumes from increased order counts at the store level.

International franchise royalties and fees. International franchise revenues primarily consist of royalties from retail sales and other fees from our international franchise stores. Revenues from international franchise operations increased $18.0 million or 8.7% in 2018. This increase was due primarily to an increase in the average number of international stores open during 2018 as well as higher same store sales. The negative impact of changes in foreign currency exchange rates of approximately $1.1 million in 2018 partially offset these increases. Excluding the impact of foreign currency exchange rates, same store sales increased 3.5% in 2018 compared to 2017.

Cost of sales / Operating margin. Consolidated cost of sales consists primarily of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs. The changes to the consolidated operating margin, which we define as revenues less cost of sales are summarized in the following table.

	2018		2017
Consolidated revenues	$3,432.9	100.0%	$2,788.0	100.0%
Consolidated cost of sales	2,130.2	62.1%	1,922.0	68.9%

Consolidated operating margin	$1,302.7	37.9%	$866.0	31.1%

The $436.7 million or 50.4% increase in consolidated operating margin was primarily driven by the adoption of ASC 606, which requires a gross presentation of U.S. franchise advertising contributions on our consolidated statement of income. Higher U.S. and international franchise revenues, as well as higher supply chain and Company-owned store margins also contributed to the increased operating margin in 2018. Franchise royalties and fees and U.S. franchise advertising revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin.

As a percentage of total revenues, our consolidated operating margin increased 6.8 percentage points in 2018 due primarily to the adoption of ASC 606, which requires a gross presentation of U.S. franchise advertising contributions on our consolidated statement of income. Company-owned store operating margin decreased 0.4 percentage points in 2018 and supply chain operating margin decreased 0.3 percentage points in 2018. These changes in margin are more fully discussed below.

U.S. Company-owned stores. The changes to U.S. Company-owned store operating margin, which do not include other store-level costs such as royalties and advertising, are summarized in the following table.

	2018		2017
Revenues	$514.8	100.0%	$490.8	100.0%
Cost of sales	398.2	77.3%	377.7	76.9%

Store operating margin	$116.6	22.7%	$113.2	23.1%

The $3.4 million or 3.1% increase in the U.S. Company-owned store operating margin was due primarily to higher same store sales and lower insurance expense but was partially offset by higher food and labor costs. As a percentage of store revenues, the store operating margin decreased 0.4 percentage points in 2018, as discussed in more detail below.

•	Food costs increased 0.7 percentage points to 27.4% in 2018, due primarily to higher food prices.

•	Labor costs increased 0.6 percentage points to 30.1% in 2018, due primarily to an increase in labor rates in certain markets.

•	Insurance costs decreased 0.4 percentage points to 3.0% in 2018, due primarily to better claims experience and leveraging of higher same store sales.

•	Occupancy costs, which include rent, telephone, utilities and depreciation, decreased 0.2 percentage points to 7.7%, due primarily to the leveraging of higher same store sales.

Supply chain. The changes to the supply chain operating margin are summarized in the following table.

	2018		2017
Revenues	$1,943.3	100.0%	$1,739.0	100.0%
Cost of sales	1,732.0	89.1%	1,544.3	88.8%

Supply chain operating margin	$211.3	10.9%	$194.7	11.2%

The $16.6 million or 8.5% increase in the supply chain operating margin was due primarily to higher volumes from increased store orders. As a percentage of supply chain revenues, the supply chain operating margin decreased 0.3 percentage points in 2018, due primarily to higher delivery and labor costs, offset in part by procurement savings.

General and administrative expenses. General and administrative expenses increased $27.7 million, or 8.0%, in 2018 due primarily to continued investments in technological initiatives and other strategic areas. Higher expense related to professional fees, advertising and stock compensation also contributed to the increase. General and administrative expenses were reduced by $17.1 million in 2018 due to the adoption of ASC 606, primarily related to the reclassification of certain advertising expenses from general and administrative expenses to U.S. franchise advertising expenses.

U.S. franchise advertising. U.S. franchise advertising expenses were $358.5 million in 2018. In years prior to 2018, U.S. franchise advertising expenses were shown net with the related contributions in our consolidated statement of income. In 2018, we adopted ASC 606, which required these revenues and expenses to be presented gross on our consolidated statement of income. Refer to Note 1 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

Interest income. Interest income increased $1.9 million to $3.3 million in 2018 due to a higher average cash balance and higher interest rates on our cash equivalents.

Interest expense. Interest expense increased $23.8 million to $146.3 million in 2018. This increase was driven by higher average borrowings resulting from our 2018 Recapitalization and 2017 Recapitalization, offset in part by a lower weighted average borrowing rate in 2018. We also recorded approximately $3.3 million of incremental interest expense in 2018 in connection with the 2018 Recapitalization. During 2017, we recorded $5.8 million of incremental interest expense in connection with our 2017 Recapitalization.

The Company’s weighted average borrowing rate decreased to 4.0% in 2018 from 4.2% in 2017 due to the lower interest rates on the debt outstanding 2018 as compared 2017.

Provision for income taxes. Provision for income taxes decreased $55.5 million to $66.7 million in 2018 due primarily to a lower effective tax rate resulting from the lower federal statutory rate of 21% related to the 2017 Tax Act enacted in December 2017. Lower excess tax benefits on equity-based compensation, which are recorded as a reduction to the income tax provision, partially offset this decrease. Excess tax benefits recorded were lower by $3.4 million in 2018 as compared to 2017. The effective tax rate decreased to 15.6% in 2018 as compared to 30.6% in 2017.

2017 compared to 2016

(tabular amounts in millions, except percentages)

Revenues. Consolidated revenues increased $315.4 million or 12.8% in 2017. The increase was due primarily to higher supply chain food volumes as well as higher Company-owned store, U.S. franchise and international franchise revenues resulting from same store sales and store count growth. These changes in revenues are more fully described below.

U.S. stores. U.S. stores revenues are summarized in the following table.

	2017		2016
U.S. Company-owned stores	$490.8	58.3%	$439.0	58.4%
U.S. franchise royalties and fees	351.4	41.7%	312.3	41.6%

Total U.S. stores revenues	$842.2	100.0%	$751.3	100.0%

Higher U.S. Company-owned same store sales, royalty revenues earned on higher franchise same store sales and an increase in the average number of stores open drove an increase in overall U.S. store revenues of $90.9 million or 12.1%. These results are more fully described below.

U.S. Company-owned stores. Revenues from U.S. Company-owned store operations increased $51.8 million or 11.8% in 2017. This increase was due to an 8.7% increase in same store sales as compared to 2016 and an increase in the average number of stores open during the year.

U.S. franchise royalties and fees. Revenues from U.S. franchise operations increased $39.1 million or 12.5% in 2017. The increase was driven by a 7.6% increase in same store sales as compared to 2016 and an increase in the average number of stores open during the year. Revenues further benefited from higher fees paid by franchisees for the use of our internally developed technology platforms.

Supply chain. Supply chain revenues are summarized in the following table.

	2017		2016
U.S. supply chain	$1,574.9	90.6%	$1,408.8	91.2%
International supply chain	164.1	9.4%	135.5	8.8%

Total supply chain	$1,739.0	100.0%	$1,544.3	100.0%

U.S. supply chain. U.S. supply chain revenues increased $166.1 million or 11.8% in 2017. These increases were primarily attributable to higher volumes from increased order counts at the store level as well as store count growth. Our market basket pricing to stores increased 1.7% during 2017, which resulted in an estimated $18.8 million increase in U.S. supply chain revenues.

International supply chain. Revenues from international supply chain operations increased $28.6 million or 21.1% in 2017, driven primarily by higher volumes from increased order counts at the store level. The positive impact of foreign currency exchange rates of $3.4 million in 2017 also contributed to the increases.

International franchise royalties and fees. Revenues from international franchise operations increased $29.7 million or 16.8% in 2017. This increase was due to an increase in the average number of international stores open during 2017 as well as higher same store sales and an increase in technology fees and was offset slightly by the negative impact of changes in foreign currency exchange rates of approximately $0.8 million in 2017. Excluding the impact of foreign currency exchange rates, same store sales increased 3.4% in 2017 compared to 2016.

Cost of sales / Operating margin. The changes to the consolidated operating margin are summarized in the following table.

	2017		2016
Consolidated revenues	$2,788.0	100.0%	$2,472.6	100.0%
Consolidated cost of sales	1,922.0	68.9%	1,704.9	69.0%

Consolidated operating margin	$866.0	31.1%	$767.7	31.0%

The $98.3 million or 12.8% increase in consolidated operating margin was due to higher U.S. and international franchise revenues as well as higher supply chain and Company-owned store margins. Franchise revenues do not have a cost of sales component, so changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, our consolidated operating margin increased 0.1 percentage points in 2017 due to a higher mix of franchise revenues and higher supply chain margin as a percentage of supply chain revenues. Company-owned store operating margin decreased 1.3 percentage points during 2017. These changes in margin are more fully discussed below.

U.S. Company-owned stores. The changes to U.S. Company-owned store operating margin are summarized in the following table.

	2017		2016
Revenues	$490.8	100.0%	$439.0	100.0%
Cost of sales	377.7	76.9%	331.9	75.6%

Store operating margin	$113.2	23.1%	$107.2	24.4%

The $6.0 million or 5.6% increase in the U.S. Company-owned store operating margin was due primarily to higher same store sales and an increase in the average number of stores open during the year.

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

As a percentage of supply chain revenues, the supply chain operating margin increased 0.1 percentage point in 2017 due primarily to procurement savings. Increased labor and delivery costs partially offset this increase.

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

Liquidity and capital resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 35 to 45 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of December 30, 2018, we had working capital of $14.6 million, excluding restricted cash and cash equivalents of $167.0 million, advertising fund assets, restricted, of $112.7 million and advertising fund liabilities of $107.2 million. Working capital includes total unrestricted cash and cash equivalents of $25.4 million.

As of December 30, 2018, we had approximately $130.3 million of restricted cash held for future principal and interest payments, $36.5 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $167.0 million of restricted cash and cash equivalents. As of December 30, 2018, we also held $45.0 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.

Our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes. In connection with the 2017 Recapitalization, the Company issued a variable funding note facility which allows for advances of up to $175.0 million of Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 Notes and certain other credit instruments, including letters of credit (the “2017 Variable Funding Notes”). As of December 30, 2018, we had $65.0 million of outstanding borrowings and $61.9 million of available borrowing capacity under our 2017 Variable Funding Notes, net of letters of credit issued of $48.1 million. The letters of credit are primarily related to our casualty insurance programs and certain supply chain center leases. Borrowings under the 2017 Variable Funding Notes are available to fund our working capital requirements, capital expenditures and, subject to other limitations, other general corporate purposes including dividend payments and share repurchases.

2018 Recapitalization

On April 24, 2018, we completed the 2018 Recapitalization in which certain of our subsidiaries issued new notes pursuant to an asset-backed securitization. The notes consisted of $425.0 million Series 2018-1 4.116% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated term of 7.5 years (the “2018 7.5-Year Fixed Rate Notes”), and $400.0 million Series 2018-1 4.328% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of 9.25 years (the “2018 9.25-Year Fixed Rate Notes” and, collectively with the 2018 7.5-Year Fixed Rate Notes, the “2018 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. Gross proceeds from the issuance of the 2018 Notes were $825.0 million. Additional information related to the 2018 Recapitalization transaction is included in Note 4 to our consolidated financial statements.

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

2017 Recapitalization

On July 24, 2017, we completed the 2017 Recapitalization in which certain of our subsidiaries issued new notes pursuant to an asset-backed securitization. The notes consisted of $300.0 million Series 2017-1 Floating Rate Senior Secured Notes, Class A-2-I with an anticipated term of five years (the “2017 Five-Year Floating Rate Notes”), $600.0 million Series 2017-1 3.082% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of five years (the “2017 Five-Year Fixed Rate Notes”), and $1.0 billion Series 2017-1 4.118% Fixed Rate Senior Secured Notes, Class A-2-III with an anticipated term of 10 years (the “2017 Ten-Year Fixed Rate Notes” and, collectively with the 2017 Five-Year Floating Rate Notes and the 2017 Five-Year Fixed Rate Notes, the “2017 Fixed and Floating Rate Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The interest rate on the 2017 Five-Year Floating Rate Notes is payable at a rate equal to LIBOR plus 125 basis points. The 2017 Fixed and Floating Rate Notes and the 2017 Variable Funding Notes are collectively referred to as the “2017 Notes”. Gross proceeds from the issuance of the 2017 Notes were $1.9 billion. Additional information related to the 2017 Recapitalization transaction is included in Note 4 to our consolidated financial statements.

A portion of proceeds from the 2017 Recapitalization was used to repay the remaining $910.5 million in outstanding principal and interest under the outstanding 2012 Fixed Rate Notes, pre-fund a portion of the principal and interest payable on the 2017 Notes and pay transaction fees and expenses. In connection with the repayment of the 2012 Fixed Rate Notes, we expensed approximately $5.5 million for the remaining unamortized debt issuance costs associated with these notes. Additionally, in connection with the 2017 Recapitalization, we capitalized $16.8 million of debt issuance costs, which are being amortized into interest expense over the five and ten-year expected terms of the 2017 Fixed and Floating Rate Notes.

On August 2, 2017, we entered into a $1.0 billion accelerated share repurchase agreement (the “2017 ASR Agreement”) with a counterparty. Pursuant to the terms of the 2017 ASR Agreement, on August 3, 2017, we used a portion of the proceeds from the 2017 Recapitalization to pay the counterparty $1.0 billion in cash and received 4,558,863 shares of the Company’s common stock. Final settlement of the 2017 ASR Agreement occurred on October 11, 2017. In connection with the 2017 ASR Agreement, we received and retired a total of 5,218,670 shares of our common stock at an average price of $191.62.

2015 Recapitalization

On October 21, 2015, we completed the 2015 Recapitalization in which certain of our subsidiaries, among other things, replaced $551.3 million of the 2012 Fixed Rate Notes and its 2012 variable funding notes with new notes issued pursuant to an asset-backed securitization. The notes consisted of $500.0 million of Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I (the “2015 Five-Year Fixed Rate Notes”), $800.0 million Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Ten-Year Fixed Rate Notes” and collectively with the 2015 Five-Year Fixed Rate Notes, the “2015 Fixed Rate Notes”) and $125.0 million of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “2015 Variable Funding Notes” and, collectively with the 2015 Fixed Rate Notes, the “2015 Notes”). Gross proceeds from the issuance of the 2015 Notes were $1.3 billion. The 2015 Five-Year Fixed Rate Notes were repaid in connection with the 2018 Recapitalization. Additional information related to the 2015 Recapitalization transaction is included in Note 4 to our consolidated financial statements. The “2018 Notes,” the “2017 Fixed and Floating Rate Notes” and the “2015 Fixed Rate Notes” are collectively referred to as the “2018, 2017 and 2015 Notes.”

In connection with the 2015 Recapitalization, we used a portion of proceeds to make an optional prepayment of approximately $551.3 million in aggregate principal amount of the 2012 Fixed Rate Notes, at par, pay scheduled principal catch-up amounts on the 2012 Fixed Rate Notes, make an interest reserve deposit, pre-fund a portion of the principal and interest payable on the 2015 Fixed Rate Notes and pay transaction fees and expenses. In connection with the 2015 Recapitalization, we recorded $17.4 million of debt issuance costs, which are being amortized into interest expense over the five and ten-year expected terms of the 2015 Fixed Rate Notes. Additionally, in connection with the 2015 Recapitalization, we wrote off approximately $6.9 million of these costs in connection with the extinguishment of $551.3 million of previous fixed rate notes. Further, in connection with the 2015 Recapitalization, we incurred approximately $8.1 million of net expenses.

On October 27, 2015, we entered into a $600.0 million accelerated share repurchase agreement (the “2015 ASR Agreement”) with a counterparty. Pursuant to the terms of the 2015 ASR Agreement, on October 30, 2015, we used a portion of the proceeds from the 2015 Recapitalization to pay the counterparty $600.0 million in cash and received approximately 4,858,994 shares of the Company’s common stock. During the first quarter of 2016, we received and retired 456,936 shares of our common stock in connection with the final settlement of the 2015 ASR Agreement.

2018, 2017 and 2015 Notes

The 2018, 2017 and 2015 Notes have original scheduled principal payments of $35.3 million in each of 2019 through 2021, $888.0 million in 2022, $26.3 million in each of 2023 and 2024, $1.14 billion in 2025, $14.0 million in 2026 and $1.27 billion in 2027. However, in accordance with our debt agreements, the payment of principal on the outstanding senior notes shall be suspended if the leverage ratio for the Company is less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined, and no catch-up provisions are applicable. As of December 30, 2018, we also had $65.0 million outstanding under our variable funding notes with a legal maturity date in July 2022, subject to two additional one-year extensions at the option of the Company, subject to certain conditions.

The 2018, 2017 and 2015 Notes are subject to certain financial and non-financial covenants, including a debt service coverage calculation, as defined in the related agreements. In the event that certain covenants are not met, the 2018, 2017 and 2015 Notes may become due and payable on an accelerated schedule.

Under the provisions of the Company’s previously existing debt agreements, during the first and second quarters of 2017, the Company met the maximum leverage ratios of less than 4.5x and accordingly, did not make previously scheduled debt amortization payments in accordance with the debt agreements. Subsequent to the 2017 Recapitalization and through 2018, the Company’s leverage ratios exceeded the new maximum leverage ratio of 5.0x and, accordingly, the Company began making the scheduled amortization payments.

Share Repurchase Programs

The Company’s open market share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our variable funding notes. The Company used cash of approximately $591.2 million in 2018, $1.06 billion in 2017 and $300.3 million in 2016 for share repurchases. The Company’s Board of Directors authorized a share repurchase program to repurchase up to $750.0 million of the Company’s common stock on February 14, 2018. The Company had approximately $158.8 million left under this share repurchase program as of December 30, 2018. From December 31, 2018 through February 14, 2019, the Company repurchased and retired an additional 33,549 shares of common stock for a total of approximately $8.1 million, or an average price of $242.74 per share.

Capital Expenditures

In the past three years, we have invested approximately $268.5 million in capital expenditures. In 2018, we invested $119.9 million in capital expenditures which primarily related to investments in our supply chain centers, our digital ordering platform, our proprietary internally developed point-of-sale system (Domino’s PULSE), our internal enterprise systems, asset upgrades and reimages for our existing Company-owned stores and new Company-owned stores. We did not have any material commitments for capital expenditures as of December 30, 2018.

The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
(In millions)	December 30, 2018	December 31, 2017 (1)	January 1, 2017 (1)
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$394.2	$341.3	$292.5
Net cash used in investing activities	(88.3)	(83.7)	(55.3)
Net cash used in financing activities	(322.8)	(197.1)	(375.8)
Exchange rate changes	(0.5)	0.1	(1.3)

Change in cash and cash equivalents, restricted cash and cash equivalents	$(17.4)	$60.4	$(139.9)

(1)

In 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the consolidated statement of cash flows. The prior year amounts have been recast. Refer to Note 1 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

Operating Activities

Cash provided by operating activities increased $52.9 million in 2018, primarily due to an increase in net income of $84.1 million. This increase was partially offset by the negative impact of changes in operating assets and liabilities of $32.1 million. Our cash outflows for operating assets and liabilities in 2018 were higher than in 2017 due primarily to higher inventory balances and the timing of payments on accounts payable and accrued liabilities.

Cash provided by operating activities increased $48.8 million in 2017 from 2016, primarily due to an increase in net income of $63.2 million. Net income in 2017 included a $27.2 million benefit from the adoption of ASU 2016-09, which requires tax benefits on equity-based compensation to be recorded as a reduction to the provision from income taxes in net income and as a component of cash provided by operating activities. In 2016, these tax benefits were recorded directly to stockholders’ deficit and as a financing activity in the statement of cash flows. Cash provided by operating activities was also positively impacted by an increase in non-cash amounts of $18.1 million. These increases were offset in part by the negative impact of changes in operating assets and liabilities of $32.5 million, primarily related to the timing of payments on accounts payable and accrued liabilities during 2017 as compared to 2016.

We are focused on continually improving our net income and cash flow from operations and management expects to continue to generate positive cash flows from operating activities for the foreseeable future.

Investing Activities

Cash used in investing activities was $88.3 million in 2018, which consisted primarily of $119.9 million of capital expenditures (driven primarily by investments in supply chain centers, technology initiatives and our Company-owned stores) and purchases of restricted advertising fund investments of $70.2 million. These uses of cash were partially offset by maturities of restricted advertising fund investments of $94.0 million. The Company adopted ASC 606 in the first quarter of 2018, which superseded the agency guidance the Company historically applied to present advertising fund activities net in the Company’s consolidated statement of cash flows. Refer to Note 1 to the consolidated financial statements for additional information related to the Company’s adoption of ASC 606. These uses of cash were offset in part by the proceeds from the sale of assets of $8.4 million.

Cash used in investing activities was $83.7 million in 2017, which consisted primarily of $90.0 million of capital expenditures (driven by investments in our technological initiatives, supply chain centers and Company-owned stores), offset in part by the proceeds from the sale of assets of $6.8 million.

Cash used in investing activities was $55.3 million in 2016, which consisted primarily of $58.6 million of capital expenditures (driven by investments related to the reimaging of our existing Company-owned stores and investments in our supply chain centers and training facilities, our proprietary internally developed point-of-sale system, our digital ordering platform, our internal enterprise systems and other technology initiatives), offset in part by proceeds from the sale of assets of $4.9 million.

Financing Activities

Cash used in financing activities was $322.8 million in 2018. We issued $825.0 million of debt in connection with our 2018 Recapitalization and borrowed $145.0 million under our variable funding notes. However, these increases in cash were offset by repayments of long-term debt of $604.1 million (of which $490.0 million was an optional prepayment on our 2015 Five-Year Fixed Rate Notes using a portion of the proceeds received from the 2018 Recapitalization and $80.0 million related to the repayment of borrowings under the 2017 Variable Funding Notes), purchases of common stock of $591.2 million, funding dividend payments to our shareholders of $92.2 million, and cash paid for financing costs related to our 2018 Recapitalization of $8.2 million. We also received proceeds of $9.8 million from the exercise of stock options and made $7.0 million in tax payments for restricted stock upon vesting.

Cash used in financing activities was $197.1 million in 2017. We issued $1.9 billion of debt in connection with our 2017 Recapitalization, which was offset by purchases of common stock of $1.06 billion, repayments of long-term debt of $928.2 million (of which, $910.2 million was repayment of the remaining 2012 Fixed Rate Notes using a portion of the proceeds received from the 2017 Recapitalization), funding dividend payments to our shareholders of $84.3 million, and cash paid for financing costs related to our 2017 Recapitalization of $16.8 million. We also made $9.4 million in tax payments for restricted stock upon vesting and received proceeds of $6.1 million from the exercise of stock options.

Cash used in financing activities was $375.8 million in 2016. Purchases of common stock totaled $300.3 million, repayments of long-term debt and capital lease obligations totaled $122.3 million, and funding dividend payments to our shareholders totaled $73.9 million. The net tax impact of equity-based compensation was $42.5 million, proceeds from issuance of debt (from our draws on our variable funding note facility) totaled $63.0 million, and proceeds from the exercise of stock options totaled $15.2 million.

Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described in Item 1A. Risk Factors. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under the 2017 Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the 2018, 2017 and 2015 Notes and to service, extend or refinance the 2017 Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Impact of inflation

Inflation did not have a material impact on our operations in 2018, 2017 or 2016. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

New accounting pronouncements

The impact of new accounting pronouncements adopted during 2018 and the estimated impact of new accounting pronouncements that we will adopt in future years is included in Note 1 to the consolidated financial statements.

Contractual obligations

The following is a summary of our significant contractual obligations at December 30, 2018.

(dollars in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt (1):
Principal	$35.3	$35.3	$35.3	$953.0	$26.3	$2,457.1	$3,542.1
Interest (2)	142.0	144.0	141.4	125.7	104.8	281.9	939.8
Capital leases (3)	2.4	2.4	2.4	2.5	2.5	23.8	36.0
Operating leases (4)	40.8	37.5	34.5	30.8	27.4	100.3	271.3

(1)

We have outstanding long-term secured notes with varying maturities. For additional information, see Note 4 of the Notes to Consolidated Financial Statements under “Part II – Item 8 – Financial Statements and Supplementary Data.”

(2)

Represents interest payments on our 2018, 2017 and 2015 Notes and 2017 Variable Funding Notes. The interest rate on the 2017 Variable Funding Notes will be payable at a per year rate equal to LIBOR plus 150 basis points.

(3)	The principal portion of the capital lease obligation amounts above, which totaled $17.0 million at December 30, 2018, are classified as debt in our consolidated financial statements.
(4)	We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center under leases with expiration dates through 2034.

As of December 30, 2018, we have entered into additional operating leases for supply chain center tractors and trailers and a build-to-suit arrangement for a new building constructed by the Company’s landlord that had not yet commenced with estimated future minimum rental commitments of approximately $39.1 million. We have also entered into an additional finance lease for a supply chain center that had not yet commenced with estimated future minimum rental commitments of approximately $28.7 million. These leases are expected to commence in 2019 with lease terms of up to 15 years. These amounts are not included in the table above.

Liabilities for unrecognized tax benefits of $2.0 million are excluded from the above table, as we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on unrecognized tax benefits see Note 6 to the consolidated financial statements included in this Form 10-K.

Off-balance sheet arrangements

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit as of December 30, 2018 were approximately $48.1 million and relate to our insurance programs and supply chain center leases. The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $2.4 million as of December 30, 2018. We believe that none of these arrangements has or is likely to have a material effect on our results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.

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

These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “seek,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, the expected demand for future pizza delivery, our expectation that we will meet the terms of our agreement with our third-party supplier of pizza cheese, our belief that alternative third-party suppliers are available for our key ingredients in the event we are required to replace any of our supply partners, our intention to continue to enhance and grow online ordering, digital marketing and technological capabilities, our expectation that there will be no material environmental compliance-related capital expenditures, our plans to expand U.S. and international operations in many of the markets where we currently operate and in selected new markets, our expectation that the contribution rate for advertising fees payable to DNAF will remain in place for the foreseeable future, and the availability of our borrowings under the 2017 Variable Funding Notes for, among other things, funding working capital requirements, paying capital expenditures and funding other general corporate purposes, including payment of dividends.

Forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, the growth of our U.S. and international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in this Form 10-K.

Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to, the following:

•

our substantial increased indebtedness as a result of the 2015 Recapitalization, 2017 Recapitalization and 2018 Recapitalization and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future;

•	the impact a downgrade in our credit rating may have on our business, financial condition and results of operations;

•	our future financial performance and our ability to pay principal and interest on our indebtedness;

•	the effectiveness of our advertising, operations and promotional initiatives;

•	the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry;

•	the impact of social media and other consumer-oriented technologies on our business, brand and reputation;

•	new product, digital ordering and concept developments by us, and other food-industry competitors;

•	our ability to maintain good relationships with our franchisees and their ongoing level of profitability;

•	our ability to successfully implement cost-saving strategies;

•	our ability and that of our franchisees to successfully operate in the current and future credit environment;

•	changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence;

•	our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation;

•	changes in operating expenses resulting from changes in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs;

•	the impact that widespread illness or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate;

•	changes in foreign currency exchange rates;

•	our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel;

•	our ability to find and/or retain suitable real estate for our stores and supply chain centers;

•	changes in government legislation or regulation, including changes in laws and regulations regarding information privacy and consumer protection;

•	adverse legal judgments or settlements;

•	food-borne illness or contamination of products;

•	data breaches, power loss, technological failures, user error or other cyber risks;

•	the effect of war, terrorism or catastrophic events;

•	our ability to pay dividends and repurchase shares;

•	changes in consumer taste, spending and traffic patterns and demographic trends;

•	changes in accounting policies; and

•	adequacy of our insurance coverage.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the 2017 Recapitalization, we issued fixed and floating rate notes and, at December 30, 2018, we are exposed to interest rate risk on borrowings under our 2017 Floating Rate Notes and our 2017 Variable Funding Notes. As of December 30, 2018, we had $65.0 million in outstanding borrowings under our 2017 Variable Funding Notes. Our 2017 Floating Rate Notes and our 2017 Variable Funding Notes bear interest at fluctuating interest rates based on LIBOR. A hypothetical 1.0% adverse change in the LIBOR rate would have resulted in higher interest expense of approximately $3.0 million in 2018.

There is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our loan documents and we cannot predict what alternative index would be negotiated with our lenders. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.5% of our total revenues in 2018, 7.4% of our total revenues in 2017 and 7.2% of our total revenues in 2016 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $20.0 million in 2018.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Domino’s Pizza, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Domino’s Pizza, Inc. and its subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, and the related consolidated statements of income, statements of comprehensive income, statements of stockholders’ deficit, and statements of cash flows for each of the three years in the period ended December 30, 2018, including the related notes, the schedules of condensed financial information of the registrant as of December 30, 2018 and December 31, 2017 and for the three years in the period ended December 30, 2018 and valuation and qualifying accounts for each of the three years in the period December 30, 2018 appearing under Item 16 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue and the manner in which it accounts for restricted cash and cash equivalents in 2018. As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2017.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under item 9A. Our responsibility is to express opinions on the Company’s [consolidated] financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 21, 2019

We have served as the Company’s auditor since 2002.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$25,438	$35,768
Restricted cash and cash equivalents	166,993	191,762
Accounts receivable, net of reserves of $1,879 in 2018 and $1,424 in 2017	190,091	173,677
Inventories	45,975	39,961
Prepaid expenses and other	25,710	18,389
Advertising fund assets, restricted	112,744	120,223

Total current assets	566,951	579,780

Property, plant and equipment:
Land and buildings	41,147	29,171
Leasehold and other improvements	170,498	128,613
Equipment	243,654	216,599
Construction in progress	31,822	32,482

	487,121	406,865
Accumulated depreciation and amortization	(252,182)	(237,279)

Property, plant and equipment, net	234,939	169,586

Other assets:
Investments in marketable securities, restricted	8,718	8,119
Goodwill	14,919	15,423
Capitalized software, net of accumulated amortization of $89,161 in 2018 and $78,696 in 2017	63,809	52,823
Other assets, net of accumulated amortization of $776 in 2018 and $776 in 2017	12,523	8,272
Deferred income taxes	5,526	2,750

Total other assets	105,495	87,387

Total assets	$907,385	$836,753

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$35,893	$32,324
Accounts payable	92,546	106,894
Accrued compensation	40,962	37,417
Accrued interest	25,981	22,095
Insurance reserves	22,210	20,754
Advertising fund liabilities	107,150	120,223
Other accrued liabilities	55,001	58,578

Total current liabilities	379,743	398,285

Long-term liabilities:
Long-term debt, less current portion	3,495,691	3,121,490
Insurance reserves	31,065	30,611
Other accrued liabilities	40,807	21,751

Total long-term liabilities	3,567,563	3,173,852

Total liabilities	3,947,306	3,572,137

Commitments and contingencies
Stockholders’ deficit
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 40,977,561 in 2018 and 42,898,329 in 2017 issued and outstanding	410	429
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	569	5,654
Retained deficit	(3,036,471)	(2,739,437)
Accumulated other comprehensive loss	(4,429)	(2,030)

Total stockholders’ deficit	(3,039,921)	(2,735,384)

Total liabilities and stockholders’ deficit	$907,385	$836,753

The accompanying notes are an integral part of these consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 30,	December 31,	January 1,
	2018	2017	2017
Revenues:
U.S. Company-owned stores	$514,804	$490,846	$439,024
U.S. franchise royalties and fees	391,493	351,387	312,260
Supply chain	1,943,297	1,739,038	1,544,345
International franchise royalties and fees	224,747	206,708	176,999
U.S. franchise advertising	358,526	—	—

Total revenues	3,432,867	2,787,979	2,472,628

Cost of sales:
U.S. Company-owned stores	398,158	377,674	331,860
Supply chain	1,732,030	1,544,314	1,373,077

Total cost of sales	2,130,188	1,921,988	1,704,937

Operating margin	1,302,679	865,991	767,691

General and administrative	372,464	344,759	313,649
U.S. franchise advertising	358,526	—	—

Income from operations	571,689	521,232	454,042
Interest income	3,334	1,462	685
Interest expense	(146,345)	(122,541)	(110,069)

Income before provision for income taxes	428,678	400,153	344,658
Provision for income taxes	66,706	122,248	129,980

Net income	$361,972	$277,905	$214,678

Earnings per share:
Common Stock – basic	$8.65	$6.05	$4.41
Common Stock – diluted	$8.35	$5.83	$4.30
Dividends declared per share	$2.20	$1.84	$1.52

The accompanying notes are an integral part of these consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	December 30,	December 31,	January 1,
	2018	2017	2017
Net income	$361,972	$277,905	$214,678
Other comprehensive income (loss), before tax:
Currency translation adjustment	(2,048)	1,080	(94)
Tax attributes of items in other comprehensive income (loss):
Currency translation adjustment	—	—	532

Other comprehensive income (loss), net of tax	(2,048)	1,080	438

Comprehensive income	$359,924	$278,985	$215,116

The accompanying notes are an integral part of these consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at January 3, 2016	49,838,221	$498	$6,942	$(1,804,143)	$(3,548)
Net income	—	—	—	214,678	—
Common stock dividends and equivalents	—	—	—	(73,958)	—
Issuance of common stock, net	80,267	1	—	—	—
Tax payments for restricted stock upon vesting	(47,277)	—	(5,646)	—	—
Purchases of common stock	(2,816,716)	(28)	(82,125)	(218,097)	—
Exercises of stock options	1,045,648	10	15,224	—	—
Tax impact from equity-based compensation	—	—	48,129	—	—
Non-cash compensation expense	—	—	18,564	—	—
Other	—	—	(82)	—	—
Currency translation adjustment, net of tax	—	—	—	—	438

Balance at January 1, 2017	48,100,143	481	1,006	(1,881,520)	(3,110)
Net income	—	—	—	277,905	—
Common stock dividends and equivalents	—	—	—	(84,215)	—
Issuance of common stock, net	65,669	1	—	—	—
Tax payments for restricted stock upon vesting	(49,159)	(1)	(9,448)	—	—
Purchases of common stock	(5,576,249)	(56)	(12,590)	(1,051,607)	—
Exercises of stock options	357,925	4	6,095	—	—
Non-cash compensation expense	—	—	20,713	—	—
Other	—	—	(122)	—	—
Currency translation adjustment	—	—	—	—	1,080

Balance at December 31, 2017	42,898,329	429	5,654	(2,739,437)	(2,030)
Net income	—	—	—	361,972	—
Common stock dividends and equivalents	—	—	—	(92,211)	—
Issuance of common stock, net	79,868	1	—	—	—
Tax payments for restricted stock upon vesting	(27,308)	—	(6,962)	—	—
Purchases of common stock	(2,387,430)	(24)	(30,743)	(560,445)	—
Exercises of stock options	414,102	4	9,828	—	—
Non-cash compensation expense	—	—	22,792	—	—
Adoption of ASC 606 (Note 1)	—	—	—	(6,701)	—
Currency translation adjustment	—	—	—	—	(2,048)
Reclassification adjustment for stranded taxes (Note 1)	—	—	—	351	(351)

Balance at December 30, 2018	40,977,561	$410	$569	$(3,036,471)	$(4,429)

The accompanying notes are an integral part of these consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 30,	December 31,	January 1,
	2018	2017	2017
Cash flows from operating activities:
Net income	$361,972	$277,905	$214,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,665	44,369	38,140
(Gain) loss on sale/disposal of assets	(4,737)	(3,148)	863
Amortization of debt issuance costs	8,033	10,976	6,418
(Benefit) provision for deferred income taxes	(872)	6,160	(3,059)
Non-cash compensation expense	22,792	20,713	18,564
Excess tax benefits from equity-based compensation	(23,786)	(27,227)	(48,129)
Provision (benefit) for losses and accounts and notes receivable	899	(277)	(224)
Changes in operating assets and liabilities:
Increase in accounts receivable	(18,172)	(22,649)	(18,724)
(Increase) decrease in inventories, prepaid expenses and other	(12,455)	1,527	(2,947)
Increase in accounts payable and accrued liabilities	10,010	22,267	78,929
Increase in insurance reserves	2,174	8,420	2,764
Changes in advertising fund assets and liabilities, restricted	(5,352)	2,225	5,187

Net cash provided by operating activities	394,171	341,261	292,460

Cash flows from investing activities:
Capital expenditures	(119,888)	(90,011)	(58,555)
Proceeds from sale of assets	8,367	6,835	4,936
Maturities of advertising fund investments, restricted	94,007	—	—
Purchases of advertising fund investments, restricted	(70,152)	—	—
Other	(591)	(562)	(1,661)

Net cash used in investing activities	(88,257)	(83,738)	(55,280)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	970,000	1,900,000	63,000
Repayments of long-term debt and capital lease obligations	(604,088)	(928,193)	(122,334)
Proceeds from exercise of stock options	9,832	6,099	15,234
Excess tax benefits from equity-based compensation	—	—	48,129
Purchases of common stock	(591,212)	(1,064,253)	(300,250)
Tax payments for restricted stock upon vesting	(6,962)	(9,449)	(5,646)
Payments of common stock dividends and equivalents	(92,166)	(84,298)	(73,925)
Cash paid for financing costs	(8,207)	(16,846)	—
Other	—	(205)	—

Net cash used in financing activities	(322,803)	(197,145)	(375,792)

Effect of exchange rate changes on cash	(538)	66	(1,279)

Change in cash and cash equivalents, restricted cash and cash equivalents	$(17,427)	$60,444	$(139,891)

Cash and cash equivalents, beginning of period	35,768	42,815	133,449
Restricted cash and cash equivalents, beginning of period	191,762	126,496	180,940
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	27,316	25,091	19,904

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	$254,846	$194,402	$334,293

Cash and cash equivalents, end of period	25,438	35,768	42,815
Restricted cash and cash equivalents, end of period	166,993	191,762	126,496
Cash and cash equivalents included in advertising fund assets, restricted, end of period	44,988	27,316	25,091

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$237,419	$254,846	$194,402

The accompanying notes are an integral part of these consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Summary of Significant Accounting Policies

Description of Business

Domino’s Pizza, Inc. (“DPI”), a Delaware corporation, conducts its operations and derives substantially all of its operating income and cash flows through its wholly-owned subsidiary, Domino’s, Inc. (“Domino’s”) and Domino’s wholly-owned subsidiary, Domino’s Pizza LLC (“DPLLC”). DPI and its wholly-owned subsidiaries (collectively, “the Company”) are primarily engaged in the following business activities: (i) retail sales of food through Company-owned Domino’s Pizza stores; (ii) sales of food, equipment and supplies to Company-owned and franchised Domino’s Pizza stores through Company-owned supply chain centers; (iii) receipt of royalties, advertising contributions and fees from U.S. Domino’s Pizza franchisees; and (iv) receipt of royalties and fees from international Domino’s Pizza franchisees.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2018 fiscal year ended on December 30, 2018, the 2017 fiscal year ended on December 31, 2017 and the 2016 fiscal year ended on January 1, 2017. The 2018, 2017 and 2016 fiscal years all consisted of fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at December 30, 2018 includes approximately $130.3 million of restricted cash held for future principal and interest payments, $36.5 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash. As of December 30, 2018, the Company also held $45.0 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.

Restricted cash and cash equivalents at December 31, 2017 includes $122.9 million of cash and cash equivalents held for future principal and interest payments, $32.1 million of cash equivalents held in a three-month interest reserve, $36.7 million of cash held as collateral for outstanding letters of credit and $0.1 million of other restricted cash. As of December 31, 2017, the Company also held $27.3 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventories at December 30, 2018 and December 31, 2017 are comprised of the following (in thousands):

	2018	2017
Food	$42,921	$36,645
Equipment and supplies	3,054	3,316

Inventories	$45,975	$39,961

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, rent and taxes, deposits, notes receivable, software licenses, covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions. As of December 30, 2018 and December 31, 2017, all intangible assets with useful lives were fully amortized.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense are provided using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives, other than the estimated useful life of the capital lease assets as described below, are generally as follows (in years):

Buildings	20
Leasehold and other improvements	7 –15
Equipment	3 –15

Included in land and buildings as of December 30, 2018 are capital lease assets of approximately $22.2 million, which are related to the leases of five supply chain centers and the lease of one Company-owned store. Included in accumulated depreciation and amortization as of December 30, 2018 is $6.7 million of accumulated amortization related to these leases. Included in land and buildings as of December 31, 2017 are capital lease assets of approximately $10.5 million, which are related to the lease of one supply chain center building and the lease of one Company-owned store. Included in accumulated depreciation and amortization as of December 31, 2017 is $6.2 million of accumulated amortization related to these leases. The capital lease assets are being amortized using the straight-line method over the respective lease terms.

Depreciation and amortization expense on property, plant and equipment was approximately $35.0 million, $29.6 million and $27.3 million in 2018, 2017 and 2016, respectively.

Impairments of Long-Lived Assets

The Company evaluates the potential impairment of long-lived assets at least annually based on various analyses including the projection of undiscounted cash flows and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, the Company estimates the fair value of the assets. If the carrying amount of the asset exceeds the estimated fair value of the asset, an impairment loss is recognized, and the asset is written down to its estimated fair value. The Company did not record any impairment losses on long-lived assets in 2018, 2017 or 2016.

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

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2018, 2017 and 2016.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software, which range from one to seven years. Capitalized software amortization expense was approximately $18.7 million, $14.8 million and $10.8 million in 2018, 2017 and 2016, respectively. As of December 30, 2018, scheduled amortization for the next five fiscal years for capitalized software that has been placed in service was approximately $16.6 million, $11.5 million, $7.7 million, $4.2 million and $1.7 million for 2019, 2020, 2021, 2022 and 2023, respectively.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Debt Issuance Costs

Debt issuance costs are recorded as a reduction to the Company’s debt balance and primarily include the expenses incurred by the Company as part of the 2018, 2017 and 2015 Recapitalizations. See Note 4 for a description of the 2018, 2017 and 2015 Recapitalizations. Amortization is recorded on a straight-line basis (which is materially consistent with the effective interest method) over the expected term of the respective debt instrument to which the costs relate and is included in interest expense.

In connection with the 2018, 2017 and 2015 Recapitalizations, the Company recorded $8.2 million, $16.8 million and $17.4 million of debt issuance costs, respectively. In connection with 2018 Recapitalization, the Company repaid the 2015 Five-Year Fixed Rate Notes and expensed approximately $3.2 million for the remaining unamortized debt issuance costs associated with these notes. The remaining debt issuance costs are being amortized into interest expense over the expected terms of the 2018, 2017 and 2015 Notes, as described in Note 4.

The Company expensed debt issuance costs of approximately $3.4 million, $5.7 million and $0.6 million in 2018, 2017 and 2016, respectively in connection with the write-off of debt issuance costs resulting from the repayment of the Company’s outstanding notes, including scheduled principal payments. Debt issuance cost expense, including these write-off amounts, was approximately $8.0 million, $11.0 million and $6.4 million in 2018, 2017 and 2016, respectively.

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

Insurance reserves relating to our retention programs are based on undiscounted actuarial estimates. These estimates are based on historical information and on certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company receives estimates of outstanding insurance exposures from its independent actuary twice per year and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate.

Contract Liabilities

Contract liabilities consist of deferred franchise fees and deferred development fees. As of December 30, 2018, $4.0 million of deferred franchise fees and deferred development fees were included in current other accrued liabilities and $15.9 million of deferred franchise fees and deferred development fees were included in long-term other accrued liabilities. As of December 31, 2017, $1.4 million of deferred development fees were included in current other accrued liabilities and $3.0 million of deferred development fees were included in long-term other accrued liabilities. On January 1, 2018, the Company recorded a contract liability of approximately $15.0 million (of which $2.4 million was current and $12.6 million was long-term) associated with deferred franchise fees received through December 31, 2017 in connection with the adoption of new revenue recognition guidance, which is discussed in the new accounting pronouncements section below.

Changes in deferred franchise fees and deferred development fees in 2018 were as follows:

Fiscal Year Ended
(In thousands)	December 30, 2018
Deferred franchise fees and deferred development fees at beginning of period	$19,404
Revenue recognized during the period	(5,235)
New deferrals due to cash received and other	5,731

Deferred franchise fees and deferred development fees at end of period	$19,900

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company expects to recognize revenue of $4.0 million in 2019, $3.1 million in 2020, $2.8 million in 2021, $2.5 million in 2022, $2.2 million in 2023 and $5.3 million thereafter associated with the total deferred franchise fee and deferred development fee amount above.

The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations.

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

Revenue Recognition

U.S. Company-owned stores revenues are comprised of retail sales of food through Company-owned Domino’s Pizza stores located in the U.S. and are recognized when the items are delivered to or carried out by customers. Customer payments are generally due at the time of sale. Sales taxes related to these sales are collected from customers and remitted to the appropriate taxing authority and are not reflected in the Company’s consolidated statements of income as revenue.

U.S. franchise royalties and fees are primarily comprised of royalties and fees from Domino’s Pizza franchisees with operations in the U.S. Each franchisee is generally required to pay a 5.5% royalty fee on sales. In certain instances, the Company will collect lower rates based on area development agreements, sales initiatives and new store incentives. Royalty revenues are based on a percentage of franchise retail sales and are recognized when the items are delivered to or carried out by franchisees’ customers. U.S. franchise fee revenue primarily relates to per-transaction technology fees that are recognized as the related sales occur. Payments for U.S. royalties and fees are generally due within seven days of the prior week end date.

Supply chain revenues are primarily comprised of sales of food, equipment and supplies to franchised Domino’s Pizza stores located in the U.S. and Canada. Revenues from the sale of food are recognized upon delivery of the food to franchisees and payments for food purchases are generally due within 30 days of the shipping date. Revenues from the sale of equipment and supplies are recognized upon delivery or shipment of the related products to franchisees, based on shipping terms, and payments for equipment and supplies are generally due within 90 days of the shipping date. The Company also offers profit sharing rebates and volume discounts to its franchisees. Obligations for profit sharing rebates are calculated based on actual results of its supply chain centers and are recognized as a reduction to revenue. Volume discounts are based on annual sales. The Company estimates the amount that will be earned and records a reduction to revenue.

International franchise royalties and fees are primarily comprised of royalties and fees from Domino’s Pizza franchisees outside of the U.S. Royalty revenues are recognized when the items are delivered to or carried out by franchise customers. Store opening fees received from international franchisees are recognized as revenue on a straight-line basis over the term of each respective franchise store agreement, which is typically ten years. Development fees received from international master franchisees are also deferred when amounts are received and are recognized as revenue on a straight-line basis over the term of the respective master franchise agreement, which is typically ten years. International franchise royalties and fees are invoiced at least quarterly and payments are generally due within 60 days.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

U.S. franchise advertising revenues are primarily comprised of contributions from Domino’s Pizza franchisees with operations in the U.S. to the Domino’s National Advertising Fund Inc. (“DNAF”), the Company’s consolidated not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities in the U.S. Each franchisee is generally required to contribute 6% of their retail sales to fund national marketing and advertising campaigns (subject, in certain instances, to lower rates based on certain incentives and waivers). These revenues are recognized when items are delivered to or carried out by franchisees’ customers. Payments for U.S. franchise advertising revenues are generally due within seven days of the prior week end date. Although these revenues are restricted to be used only for advertising and promotional activities to benefit franchised stores, the Company has determined there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from its U.S. royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the Company’s consolidated statement of income.

Reclassification of Revenues

In the first quarter of 2018, the Company began managing its franchised stores in Alaska and Hawaii as part of its U.S. Stores segment (Note 11). Prior to 2018, the revenues from these franchised stores were included in the Company’s International Franchise segment (Note 11). International franchise royalties and fees revenues in 2017 and 2016 included $2.6 million and $2.3 million, respectively, of franchise revenues related to these stores. These amounts have not been reclassified to conform to the current year presentation due to immateriality.

Disaggregation of Revenue

Current accounting standards require that companies disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company has included its revenues disaggregated in its consolidated statements of income to satisfy this requirement.

Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with U.S. and Canadian stores that purchase all of their food from Supply Chain (Note 11). These profit-sharing arrangements generally offer Company-owned stores and participating franchisees with 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of their regional supply chain center’s pre-tax profits based upon each store’s purchases from the supply chain center. Profit-sharing obligations are recorded as a revenue reduction in Supply Chain in the same period as the related revenues and costs are recorded, and were $132.7 million, $119.7 million and $99.8 million in 2018, 2017 and 2016, respectively.

Advertising

U.S. Stores (Note 11) are generally required to contribute 6% of sales to DNAF. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as DNAF is obligated to expend such revenues on advertising. Advertising costs funded by Company-owned stores are generally expensed as incurred and are included in general and administrative expense. The contributions from Company-owned stores that have not yet been expended are included in advertising fund assets, restricted on the Company’s consolidated balance sheet. As of December 30, 2018, advertising fund assets, restricted of $112.7 million included approximately $5.5 million of cash contributed from Company-owned stores that had not yet been expended and approximately $107.2 million of other assets which consisted of $95.1 million of cash, cash equivalents and investments, $15.3 million of accounts receivable and $2.3 million of prepaid expenses.

U.S. franchise advertising costs expended by DNAF are included in U.S. franchise advertising expenses in the Company’s consolidated statement of income. Certain costs incurred by the Company on behalf of DNAF were included in general and administrative expense in years prior to 2018. Refer to the New Accounting Pronouncements section within Note 1 for the full impact of the adoption of ASC 606 on the Company’s financial statements.

Rent

The Company leases certain equipment, vehicles, retail store and supply chain center locations and its corporate headquarters under operating leases with expiration dates through 2034. Rent expenses totaled approximately $62.5 million, $57.9 million and $49.9 million during 2018, 2017 and 2016, respectively.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Common Stock Dividends

The Company declared and paid dividends of approximately $92.2 million (or $2.20 per share) in 2018, approximately $84.2 million (or $1.84 per share) in 2017 and approximately $74.0 million (or $1.52 per share) in 2016.

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

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $132.8 million, $107.4 million and $104.6 million during 2018, 2017 and 2016, respectively. Cash paid for income taxes was approximately $71.7 million, $122.6 million and $74.3 million in 2018, 2017 and 2016, respectively.

The Company had $3.8 million, $4.0 million and $3.8 million of non-cash investing activities related to accruals for capital expenditures at December 30, 2018, December 31, 2017, and January 1, 2017. The Company also had non-cash financing activities related to capital assets and liabilities in 2018. During 2018, the Company renewed the leases of four supply chain center buildings and extended the terms of the leases. As a result, the Company recorded non-cash financing activities of $12.0 million for the increase in capital lease assets and liabilities during 2018. The Company also recorded $1.9 million in non-cash financing activities related to a build-to-suit arrangement in which the Company’s landlord is constructing a new building that will be leased to the Company upon completion, which is expected to occur in 2019.

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

Under the requirements of ASC 606, the Company determined that there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from the Company’s U.S. royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the Company’s consolidated statement of income and consolidated statement of cash flows. While this change materially impacted the gross amount of reported franchise revenues and expenses, the impact is generally expected to be an offsetting increase to both revenues and expenses such that the impact on income from operations and net income is not expected to be material. An adjustment to beginning retained deficit and advertising fund liabilities of approximately $6.4 million related to the timing of advertising expense recognition was recorded on the date of adoption. A deferred tax liability (which is reflected net against deferred tax assets in the consolidated balance sheet) of approximately $1.6 million related to this adjustment was also established on the date of adoption.

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

In accordance with the new revenue standard requirements, the impact of adoption on the Company’s consolidated statement of income for 2018 and consolidated balance sheet as of December 30, 2018 was as follows (in thousands):

	Fiscal Year Ended December 30, 2018
	As Reported	Balances without the Adoption of ASC 606	Effect of Change Higher/ (Lower)
Revenues:
U.S. franchise royalties and fees	$391,493	$409,379	$(17,886)
International franchise royalties and fees	224,747	225,708	(961)
U.S. franchise advertising	358,526	—	358,526
General and administrative	372,464	389,520	(17,056)
U.S. franchise advertising	358,526	—	358,526
Income from operations	571,689	573,481	(1,792)
Income before provision for income taxes	428,678	430,470	(1,792)
Provision for income taxes	66,706	67,111	(405)
Net income	361,972	363,359	(1,387)

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	As of December 30, 2018
	As Reported	Balances without the Adoption of ASC 606	Effect of Change Higher/ (Lower)
Assets
Other assets:
Deferred income taxes	$5,526	$3,243	$2,283
Liabilities and stockholders’ deficit
Current liabilities:
Advertising fund liabilities	107,150	112,744	(5,594)
Other accrued liabilities	55,001	52,396	2,605
Long-term liabilities:
Other accrued liabilities	40,807	27,447	13,360
Stockholders’ deficit:
Retained deficit	(3,036,471)	(3,028,383)	(8,088)

ASU 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20)

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”). ASU 2016-04 aligns recognition of the financial liabilities related to prepaid stored value products (for example, gift cards) with ASC 606 for non-financial liabilities. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. The Company adopted this standard effective January 1, 2018 in connection with its adoption of ASC 606. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASU 2016-18, Statement of Cash Flows (Topic 230)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and a retrospective transition method is required. The Company adopted this guidance in 2018 using the retrospective approach. The Company historically presented changes in restricted cash and cash equivalents in the investing section of its consolidated statement of cash flows. This new standard did not impact the Company’s financial results but did result in a change in the presentation of restricted cash and restricted cash equivalents within the statement of cash flows.

ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220)

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this updated standard allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company adopted this standard in 2018 and, as a result, recorded a $0.4 million reclassification from accumulated other comprehensive loss to the beginning balance of retained deficit in 2018.

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350)

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. ASU 2017-04 is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard in 2018 and the adoption of this standard did not have a material impact on its consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Accounting Standards Not Yet Adopted

The Company has considered all new accounting pronouncements issued by the FASB and concluded the following accounting pronouncements may have a material impact on its consolidated financial statements or represent accounting pronouncements for which the Company has not yet completed its assessment.

ASU 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company will adopt this standard as of December 31, 2018, the first day of its 2019 fiscal year, using the modified retrospective approach. The Company will elect an optional practical expedient to retain its current classification of leases, and as a result, anticipates that the initial impact of adopting this new standard on its consolidated statement of income and consolidated statement of cash flows will not be material. The Company is still finalizing its adoption procedures, but it anticipates that the adoption of this standard will result in the recognition of additional right-of-use assets and lease liabilities for minimum commitments under noncancelable operating leases of approximately $230 million as of the date of adoption. The Company’s undiscounted minimum lease commitments under its operating leases are disclosed in Note 5. The Company’s accounting for finance leases under the new guidance will remain consistent with the Company’s current accounting for capital leases.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)	Earnings per Share

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2018	2017	2016
Net income available to common stockholders – basic and diluted	$361,972	$277,905	$214,678

Weighted average number of common shares	41,856,017	45,954,659	48,647,167
Earnings per common share – basic	$8.65	$6.05	$4.41
Diluted weighted average number of common shares	43,331,278	47,677,834	49,923,859
Earnings per common share – diluted	$8.35	$5.83	$4.30

The denominators used in calculating diluted earnings per share for common stock do not include 76,686 options to purchase common stock in 2018, 145,860 options to purchase common stock in 2017 and 121,075 options to purchase common stock in 2016, as the effect of including these options would be anti-dilutive. The denominator used in calculating diluted earnings per share for common stock does not include 28,570 shares subject to restricted stock awards in 2018, as the effect of including these shares would have been anti-dilutive. The denominators used in calculating diluted earnings per share for common stock do not include 81,545 restricted performance shares in 2018, 110,274 restricted performance shares in 2017 and 134,113 restricted performance shares in 2016 as the performance targets for these awards had not yet been met.

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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following table summarizes the carrying amounts and fair values of certain assets at December 30, 2018:

	At December 30, 2018
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$11,877	$11,877	$—	$—
Restricted cash equivalents	112,272	112,272	—	—
Investments in marketable securities	8,718	8,718	—	—
Advertising fund cash equivalents, restricted	31,547	31,547	—	—
Advertising fund investments, restricted	50,152	50,152	—	—

The following table summarizes the carrying amounts and fair values of certain assets at December 31, 2017:

	At December 31, 2017
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$7,933	$7,933	$—	$—
Restricted cash equivalents	96,375	96,375	—	—
Investments in marketable securities	8,119	8,119	—	—
Advertising fund cash equivalents, restricted	19,945	19,945	—	—
Advertising fund investments, restricted	74,007	74,007	—	—

(4)	Recapitalizations and Financing Arrangements

2018 Recapitalization

On April 24, 2018, the Company completed a recapitalization (the “2018 Recapitalization”) in which certain of the Company’s subsidiaries issued new notes pursuant to an asset-backed securitization. The new notes consist of $425.0 million Series 2018-1 4.116% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated term of 7.5 years (the “2018 7.5-Year Fixed Rate Notes”), and $400.0 million Series 2018-1 4.328% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of 9.25 years (the “2018 9.25-Year Fixed Rate Notes” and, collectively with the 2018 7.5-Year Fixed Rate Notes, the “2018 Notes”). Gross proceeds from the issuance of the 2018 Notes were $825.0 million.

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

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

2015 Recapitalization

On October 21, 2015, the Company completed a recapitalization transaction (the “2015 Recapitalization”) in which certain of the Company’s subsidiaries issued new notes pursuant to an asset-backed securitization. In connection with the 2015 Recapitalization, the Company issued $1.3 billion aggregate principal amount of fixed rate notes consisting of $500.0 million Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I (the “2015 Five-Year Fixed Rate Notes”) and $800.0 million Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Ten-Year Fixed Rate Notes” and, together with the 2015 Five-Year Fixed Rate Notes, the “2015 Fixed Rate Notes”). Concurrent with the 2015 Recapitalization, the Company also issued a revolving financing facility which allowed for advances of up to $125.0 million of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 and issuances of letters of credit (the “2015 Variable Funding Notes” and together with the 2015 Fixed Rate Notes, the “2015 Notes”). The 2018 Notes, 2017 Notes and 2015 Notes are collectively referred to as the “Notes.”

2018 Notes

The 2018 Notes have remaining scheduled principal payments of $8.3 million in each of 2019 through 2024, $401.4 million in 2025, $4.0 million in 2026 and $366.0 million in 2027. During fiscal 2018, the Company made principal payments of approximately $4.1 million on the 2018 Notes.

The legal final maturity date of the 2018 Notes is July 2048, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2018 7.5-Year Fixed Rate Notes will be repaid on or prior to the anticipated repayment date occurring in October 2025, and the 2018 9.25-Year Fixed Rate Notes will be repaid on or prior to the anticipated repayment date occurring in July 2027. If the Company has not repaid or refinanced the 2018 Notes prior to the applicable anticipated repayment dates, additional interest of at least 5% per annum will accrue, as defined in the related agreements.

2017 Notes

The 2017 Notes have remaining scheduled principal payments of $19.0 million in each of 2019 through 2021, $871.8 million in 2022, $10.0 million in each of 2023 through 2026, and $907.5 million in 2027. During fiscal 2018, the Company made principal payments of approximately $19.0 million on the 2017 Notes.

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

The 2017 Variable Funding Notes allow for advances of up to $175.0 million and issuance of certain other credit instruments, including letters of credit. At the closing date of the 2017 Recapitalization, interest on the 2017 Variable Funding Notes was payable at a per year rate equal to LIBOR plus 180 basis points. On December 15, 2017, certain of the Company’s subsidiaries entered into an agreement to reduce the rate from LIBOR plus 180 basis points to LIBOR plus 150 basis points. The 2017 Variable Funding Notes were undrawn at closing. The unused portion of the 2017 Variable Funding Notes is subject to a commitment fee ranging from 50 to 100 basis points depending on utilization. It is anticipated that any amounts outstanding on the 2017 Variable Funding Notes will be repaid in full on or prior to July 2022, subject to two additional one-year extensions at the option of the Company, subject to certain conditions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the 2017 Variable Funding Notes equal to 5% per annum. As of December 30, 2018, the Company had $65.0 million of outstanding borrowings and $61.9 million of available borrowing capacity under its 2017 Variable Funding Notes, net of letters of credit issued of $48.1 million.

2015 Notes

The 2015 Five-Year Fixed Rate Notes were repaid in connection with the 2018 Recapitalization. The 2015 Ten-Year Fixed Rate Notes have remaining scheduled principal payments of $8.0 million in 2019 through 2024 and $732.0 million in 2025. During fiscal 2018, the Company made principal payments of approximately $492.5 million on the 2015 Five-Year Fixed Rate Notes and $8.0 million on the 2015 Ten-Year Fixed Rate Notes.

The legal final maturity date of the 2015 Ten-Year Fixed Rate Notes is in October 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2015 Ten-Year Fixed Rate Notes will be repaid on or prior to the anticipated repayment date occurring in October 2025. If the Company has not repaid or refinanced the 2015 Ten-Year Fixed Rate Notes prior to the applicable anticipated repayment date, additional interest will accrue of at least 5% per annum, as defined in the related agreements.

Debt Issuance Costs and Transaction-Related Expenses

During 2018 and in connection with the 2018 Recapitalization, the Company incurred approximately $3.8 million of net pre-tax expenses, primarily related to $3.2 million in expense related to the write-off of debt issuance costs associated with the repayment of the 2015 Five-Year Fixed Rate Notes. The Company also incurred approximately $0.1 million of interest expense on the 2015 Five-Year Fixed Rate Notes subsequent to the closing of the 2018 Recapitalization but prior to the repayment of the 2015 Five-Year Fixed Rate Notes, resulting in the payment of interest on both the full amount of the 2015 Five-Year Fixed Rate Notes and 2018 Notes for a short period of time. Further, the Company incurred $0.5 million of other net 2018 Recapitalization-related general and administrative expenses, including legal and professional fees. In connection with the 2018 Recapitalization, the Company recorded $8.2 million of debt issuance costs, which are being amortized into interest expense over the 7.5 and 9.25-year expected terms of the 2018 Notes.

During 2017 and in connection with the 2017 Recapitalization, the Company incurred approximately $6.4 million of net pre-tax expenses, primarily related to $5.5 million in expense related to the write-off of debt issuance costs associated with the repayment of the 2012 Fixed Rate Notes. The Company also incurred approximately $0.3 million of interest expense on the 2012 Fixed Rate Notes subsequent to the closing of the 2017 Recapitalization but prior to the repayment of the 2012 Fixed Rate Notes, resulting in the payment of interest on both the full amount of the 2012 and 2017 Notes for a short period of time. Further, the Company incurred $0.6 million of other net 2017 Recapitalization-related general and administrative expenses, including legal and professional fees. In connection with the 2017 Recapitalization, the Company recorded $16.8 million of debt issuance costs, which are being amortized into interest expense over the five and ten-year expected terms of the 2017 Notes.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During fiscal 2015 and in connection with the 2015 Recapitalization, the Company incurred approximately $8.1 million of net pre-tax expenses, primarily related to $6.9 million in expense related to the write-off of debt issuance costs associated with the partial repayment of the 2012 Fixed Rate Notes. The Company also incurred approximately $0.4 million of interest expense on the 2012 Fixed Rate Notes subsequent to the closing of the 2015 Recapitalization but prior to the repayment of the 2012 Fixed Rate Notes, resulting in the payment of interest on both the full amount of the 2012 and 2015 Fixed Rate Notes for a short period of time. Further, the Company incurred $0.9 million of other net 2015 Recapitalization-related general and administrative expenses, including legal and professional fees. In connection with the 2015 Recapitalization, the Company recorded $17.4 million of debt issuance costs.

Guarantees and Covenants of the Notes

The Notes are guaranteed by certain subsidiaries of DPLLC and secured by a security interest in substantially all of the assets of the Company, including royalty and certain other income from all U.S. and international stores, U.S. supply chain income and intellectual property. The restrictions placed on the Company’s subsidiaries require that the Company’s principal and interest obligations have first priority and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of weekly cash flow that exceeds the required weekly interest reserve is generally remitted to the Company in the form of a dividend. However, once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries.

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the related agreements. The covenants, among other things, may limit the ability of certain of the Company’s subsidiaries to declare dividends, make loans or advances or enter into transactions with affiliates. In the event that certain covenants are not met, the Notes may become partially or fully due and payable on an accelerated schedule. In addition, the Company may voluntarily prepay, in part or in full, the Notes at any time, subject to certain make-whole interest obligations.

While the Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. The payment of principal of the 2018 Notes, the 2017 Fixed and Floating Rate Notes and the 2015 Fixed Rate Notes shall be suspended if the leverage ratio for the Company is less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined. Scheduled principal payments will resume upon failure to satisfy the aforementioned leverage ratio on an ongoing basis and no catch-up provisions are applicable.

Prior to the 2017 Recapitalization and the repayment of the remaining principal and interest under the 2012 Fixed Rate Notes, the payment of principal of the 2012 Fixed Rate Notes and 2015 Fixed Rate Notes was to be suspended if the leverage ratios for the Company were less than or equal to 4.5x total debt to adjusted EBITDA, as defined, and there were no scheduled principal catch-up amounts outstanding; provided, that during any such suspension, principal payments would continue to accrue and were subject to catch-up upon failure to satisfy the aforementioned leverage ratios on an ongoing basis.

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

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Consolidated Long-Term Debt

At December 30, 2018 and December 31, 2017, consolidated long-term debt consisted of the following (in thousands):

	2018	2017
3.484% Class A-2-I Notes; repaid in connection with the 2018 Recapitalization	$—	$492,500
4.474% Class A-2-II Notes; expected repayment date October 2025; legal final maturity October 2045	780,000	788,000
3.082% Class A-2-II Notes; expected repayment date July 2022; legal final maturity July 2047	592,500	598,500
4.118% Class A-2-III Notes; expected repayment date July 2027; legal final maturity July 2047	987,500	997,500
Floating Rate Class A-2-I Notes; expected repayment date July 2022; legal final maturity July 2047	296,250	299,250
4.116% Class A-2-I Notes; expected repayment date October 2025; legal final maturity July 2048	422,875	—
4.328% Class A-2-II Notes; expected repayment date July 2027; legal final maturity July 2048	398,000	—
2017 Variable Funding Notes	65,000	—
Capital lease obligations	17,006	5,437
Debt issuance costs, net of accumulated amortization of $8.2 million in 2018 and $6.8 million in 2017	(27,547)	(27,373)

Total debt	3,531,584	3,153,814
Less – current portion	35,893	32,324

Consolidated long-term debt, net of debt issuance costs	$3,495,691	$3,121,490

At December 30, 2018, maturities of long-term debt and capital lease obligations are as follows (in thousands):

2019	$35,893
2020	35,956
2021	36,026
2022	953,856
2023	27,195
Thereafter	2,470,205

$3,559,131

Fair Value Disclosures

Management estimated the approximate fair values of the 2018 Notes, 2017 Fixed and Floating Rate Notes and 2015 Notes as follows (in thousands):

	December 30, 2018		December 31, 2017
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Five-Year Fixed Rate Notes	$—	$—	$492,500	$494,470
2015 Ten-Year Fixed Rate Notes	780,000	783,120	788,000	821,884
2017 Five-Year Fixed Rate Notes	592,500	575,910	598,500	592,515
2017 Ten-Year Fixed Rate Notes	987,500	956,888	997,500	1,023,435
2017 Five-Year Floating Rate Notes	296,250	295,065	299,250	300,746
2018 7.5-Year Fixed Rate Notes	422,875	416,955	—	—
2018 9.25-Year Fixed Rate Notes	398,000	396,010	—	—

At December 30, 2018, the Company had $65.0 million outstanding under its 2017 Variable Funding Notes, which is a variable rate loan. The fair value of this loan approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. This fair value represents a Level 2 measurement (Note 3). The Company did not have any borrowings outstanding under its 2017 Variable Funding Notes at December 31, 2017.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The 2018 Notes, 2017 Fixed and Floating Rate Notes and 2015 Notes are classified as a Level 2 measurement (Note 3), as the Company estimated the fair value amount by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s Notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value.

Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values calculated above.

(5)	Commitments and Contingencies

Lease Commitments

As of December 30, 2018, the future minimum rental commitments for all non-cancelable leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2019	$40,752	$2,396	$43,148
2020	37,519	2,415	39,934
2021	34,538	2,433	36,971
2022	30,763	2,451	33,214
2023	27,388	2,474	29,862
Thereafter	100,310	23,781	124,091

Total future minimum rental commitments	$271,270	35,950	$307,220

Less – amounts representing interest		(18,944)

Total principal payable on capital leases		$17,006

Future minimum rental commitments for non-cancelable leases do not include non-lease components for common area maintenance, real estate taxes or insurance for the Company’s real estate leases or the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers.

As of December 30, 2018, the Company has additional operating leases for supply chain center tractors and trailers and a build-to-suit arrangement for a new building constructed by the Company’s landlord that had not yet commenced with estimated future minimum rental commitments of approximately $39.1 million. The Company has also entered into an additional finance lease for a supply chain center that had not yet commenced with estimated future minimum rental commitments of approximately $28.7 million. These leases are expected to commence in 2019 with lease terms of up to 15 years. These amounts are not included in the table above.

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

(6)    Income Taxes

Income before provision for income taxes in 2018, 2017 and 2016 consists of the following (in thousands):

	2018	2017	2016
U.S.	$414,804	$386,989	$334,892
Foreign	13,874	13,164	9,766

	$428,678	$400,153	$344,658

The differences between the U.S. Federal statutory income tax provision (using the statutory rate of 21% in 2018 and the statutory rate of 35% in 2017 and 2016) and the Company’s consolidated provision for income taxes for 2018, 2017 and 2016 are summarized as follows (in thousands):

	2018	2017	2016
Federal income tax provision based on the statutory rate	$90,022	$140,054	$120,630
State and local income taxes, net of related Federal income taxes	14,233	11,520	9,787
Non-resident withholding and foreign income taxes	21,369	20,210	17,275
Foreign tax and other tax credits	(25,301)	(23,324)	(20,049)
Foreign derived intangible income	(11,760)	—	—
Excess tax benefits from equity-based compensation	(23,786)	(27,227)	—
Non-deductible expenses, net	1,999	1,794	1,579
Unrecognized tax provision (benefit), net of related Federal income taxes	301	(173)	(98)
Other	(371)	(606)	856

	$66,706	$122,248	$129,980

The Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) during 2017, which is intended to simplify several areas of accounting for share-based compensation arrangements. As a result, excess tax benefits or deficiencies from equity-based compensation activity are now reflected in the Company’s consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in the consolidated statement of stockholders’ deficit. The adoption of ASU 2016-09 resulted in a decrease in the Company’s provision for income taxes of $23.8 million in 2018 and $27.2 million in 2017, primarily due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

The components of the 2018, 2017 and 2016 consolidated provision for income taxes are as follows (in thousands):

	2018	2017	2016
Provision for Federal income taxes
Current provision	$33,558	$81,747	$100,673
Deferred provision (benefit)	(1,543)	6,732	(3,096)

Total provision for Federal income taxes	32,015	88,479	97,577
Provision for state and local income taxes
Current provision	12,651	14,131	15,091
Deferred provision (benefit)	671	(572)	37

Total provision for state and local income taxes	13,322	13,559	15,128
Provision for non-resident withholding and foreign income taxes	21,369	20,210	17,275

	$66,706	$122,248	$129,980

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of December 30, 2018 and December 31, 2017, the significant components of net deferred income taxes are as follows (in thousands):

	2018	2017
Deferred income tax assets
Insurance reserves	$10,253	$9,957
Equity compensation	9,705	9,277
Other accruals and reserves	10,636	8,532
Foreign tax credit	4,600	—
Other	6,029	4,801

Total deferred income tax assets	41,223	32,567

Deferred income tax liabilities
Depreciation, amortization and asset basis differences	10,505	4,655
Capitalized software	25,192	22,248
Gain on debt extinguishments	—	2,914

Total deferred income tax liabilities	35,697	29,817

Net deferred income taxes	$5,526	$2,750

As of December 30, 2018, the Company had unused foreign tax credits of $4.6 million which can be carried back for one year to be fully utilized against its U.S. federal income tax liability. Realization of the Company’s deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Although realization of the Company’s net deferred tax assets is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax assets will be realized.

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

At December 30, 2018, the amount of unrecognized tax benefits was $2.0 million of which, if ultimately recognized, $1.8 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. At December 30, 2018, the Company had less than $0.1 million of accrued interest and no accrued penalties.

At December 31, 2017, the amount of unrecognized tax benefits was $1.8 million of which, if ultimately recognized, $1.5 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. At December 31, 2017, the Company had less than $0.1 million of accrued interest and no accrued penalties.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 3, 2016	$2,115
Additions for tax positions of current year	209
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(33)
Lapses of applicable statute of limitations	(337)

Balance as of January 1, 2017	1,954
Additions for tax positions of current year	224
Additions for tax positions of prior years	42
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(10)
Lapses of applicable statute of limitations	(373)

Balance as of December 31, 2017	1,837
Additions for tax positions of current year	425
Additions for tax positions of prior years	115
Reductions in tax positions from prior years for:
Changes in prior year tax positions	(64)
Lapses of applicable statute of limitations	(349)

Balance as of December 30, 2018	$1,964

The Company is currently under examination by the IRS for the 2015 tax year. The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2015 and the relevant state and foreign statutes vary. The Company expects the current ongoing examinations to be concluded in the next twelve months and does not expect the assessment of any significant additional amounts in excess of amounts reserved.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “2017 Tax Act”), which was enacted on December 22, 2017, had a significant impact on the Company’s consolidated provision for income taxes for the year ended December 30, 2018. The most significant impacts include but are not limited to reducing the U.S. corporate income tax rate from 35 percent to 21 percent, establishing a deduction for foreign derived intangible income and imposing new limitations on certain executive compensation and foreign tax credits.

The Company recognized the enactment-date income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As of December 30, 2018, the Company has completed its accounting for all enactment-date tax effects of the 2017 Tax Act and current period adjustments related to these items were immaterial.

(7)	Employee Benefits

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 18 years of age are eligible to participate in the plan. During 2018, 2017 and 2016, the plan required the Company to match 100% of the first 3% of each employee’s elective deferrals and 50% of the next 2% of each employee’s elective deferrals. Effective January 1, 2019, the plan will require the Company to match 100% of the first 5% of each employee’s elective deferrals. During 2018, 2017 and 2016, the Company’s matching contributions were made in the form of cash and vested immediately. The expenses incurred for Company contributions to the plan were approximately $7.3 million, $6.1 million and $5.2 million in 2018, 2017 and 2016, respectively.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their base salary and up to 80% of their bonus compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2018, 2017 or 2016.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has an employee stock payroll deduction plan (the “ESPDP”). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for at least one year. The Company purchases common stock on the open market for the ESPDP at the current market price. There were 19,494 shares, 21,744 shares and 23,317 shares of common stock in 2018, 2017 and 2016, respectively, purchased on the open market for participating employees at a weighted-average price of $249.57 in 2018, $188.57 in 2017 and $131.74 in 2016. The expenses incurred under the ESPDP were approximately $0.7 million, $0.7 million and $0.5 million in 2018, 2017 and 2016, respectively.

(8)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to stand-by letters of credit. The Company’s exposure to credit loss for stand-by letters of credit is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of December 30, 2018 and December 31, 2017 are $48.1 million and $46.7 million, respectively, and relate to the Company’s insurance programs and supply chain center leases. The Company has also guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $2.4 million and $1.5 million as of December 30, 2018 and December 31, 2017, respectively.

(9)	Equity Incentive Plans

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statements of income based on the estimated fair value of the awards and is amortized over the requisite service period of each award.

The Company’s current equity incentive plan benefits certain of the Company’s employees and directors and is named the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). As of December 30, 2018, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 2,708,278 shares were authorized for grant but have not been granted.

The Company recorded total non-cash compensation expense of $22.8 million, $20.7 million and $18.6 million in 2018, 2017 and 2016, respectively. All non-cash compensation expense amounts are recorded in general and administrative expense. The Company recorded a deferred tax benefit related to non-cash compensation expense of approximately $4.0 million in 2018 and $5.2 million in 2017.

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

Stock Options

As of December 30, 2018, the number of stock options granted and outstanding under the 2004 Equity Incentive Plan was 1,909,399 options. Stock options granted in fiscal 2009 through fiscal 2012 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over three years from the date of grant. Stock options granted in fiscal 2013 through fiscal 2018 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over four years from the date of grant. Additionally, all stock options granted become fully exercisable upon vesting. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock option activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Stock options at January 3, 2016	3,323,476	$28.57
Stock options granted	233,280	129.42
Stock options cancelled	(12,798)	104.23
Stock options exercised	(1,045,648)	14.38

Stock options at January 1, 2017	2,498,310	$43.54
Stock options granted	126,720	201.19
Stock options cancelled	(28,991)	101.97
Stock options exercised	(357,925)	17.05

Stock options at December 31, 2017	2,238,114	$55.94
Stock options granted	96,580	266.11
Stock options cancelled	(11,193)	174.63
Stock options exercised	(414,102)	23.74

Stock options at December 30, 2018	1,909,399	$72.86	4.5	$340,555

Exercisable at December 30, 2018	1,698,583	$56.40	4.0	$328,788

The total intrinsic value of stock options exercised was approximately $91.2 million, $62.0 million and $128.0 million in 2018, 2017 and 2016, respectively. Cash received from the exercise of stock options was approximately $9.8 million, $6.1 million and $15.2 million in 2018, 2017 and 2016, respectively. The tax benefit realized from stock options exercised was approximately $22.0 million, $23.0 million and $46.1 million in 2018, 2017 and 2016, respectively.

The Company recorded total non-cash compensation expense of $6.3 million, $6.8 million and $4.9 million in 2018, 2017 and 2016, respectively, related to stock option awards. As of December 30, 2018, there was $7.8 million of total unrecognized compensation cost related to unvested stock options granted under the 2004 Equity Incentive Plan which generally will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

Management estimated the fair value of each option grant made during 2018, 2017 and 2016 as of the date of the grant using the Black-Scholes option pricing method. Weighted average assumptions are presented in the following table. The risk-free interest rate is based on the estimated effective life and is estimated based on U.S. Treasury Bond rates as of the grant date. The expected life is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price.

	2018	2017	2016
Risk-free interest rate	2.7%	2.0%	1.3%
Expected life (years)	5.5	5.5	5.5
Expected volatility	24.2%	25.8%	26.0%
Expected dividend yield	0.8%	0.9%	1.2%
Weighted average fair value per stock option	$67.65	$49.57	$29.59

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

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Equity-Based Compensation Arrangements

The Company granted 3,790 shares, 4,410 shares and 6,920 shares of restricted stock in 2018, 2017 and 2016, respectively, to members of its Board of Directors. These grants generally vest one year from the date of the grant and have a fair value equal to the market price of the Company’s stock on the grant date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. The Company recorded total non-cash compensation expense of $0.8 million, $0.8 million and $0.9 million in 2018, 2017 and 2016, respectively, related to these restricted stock awards. As of December 30, 2018, there was less than $0.1 million of total unrecognized compensation cost related to these restricted stock grants.

In 2018, the Company granted 28,570 shares of restricted stock to two executives of the Company. These grants will vest four years from the date of the grant and have a fair value equal to the market price of the Company’s stock on the grant date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. The Company recorded total non-cash compensation expense of $1.1 million in 2018 related to these restricted stock awards. As of December 30, 2018, there was $7.0 million of total unrecognized compensation cost related to these restricted stock grants.

The Company granted 59,070 shares, 67,840 shares and 90,730 shares of performance-based restricted stock in 2018, 2017 and 2016, respectively, to certain employees of the Company. These performance-based restricted stock awards are separated into four tranches and have time-based and performance-based vesting conditions with the last tranche vesting four years from the issuance date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. These awards are considered granted for accounting purposes when the performance target is set, which is generally in the fourth quarter of each year. The Company recorded total non-cash compensation expense of $14.6 million, $13.1 million and $12.8 million in 2018, 2017 and 2016, respectively, related to these awards. As of December 30, 2018, there was an estimated $27.2 million of total unrecognized compensation cost related to performance-based restricted stock.

Restricted stock and performance-based restricted stock activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 3, 2016	316,332	$75.74
Shares granted (1)	97,650	131.75
Shares cancelled	(13,970)	88.34
Shares vested	(123,792)	70.39

Nonvested at January 1, 2017	276,220	$97.48
Shares granted (1)	72,250	205.21
Shares cancelled	(16,109)	115.71
Shares vested	(137,757)	80.55

Nonvested at December 31, 2017	194,604	$147.94
Shares granted (1)	91,430	271.33
Shares cancelled	(12,692)	178.06
Shares vested	(82,963)	128.57

Nonvested at December 30, 2018	190,379	$213.57

(1)

The weighted average grant date fair value for performance-based restricted shares granted was calculated based on the market price on the grant dates. Certain tranches will ultimately be valued when the performance condition is established for each tranche, which generally occurs in the fourth quarter of each fiscal year.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(10)	Capital Structure

The Company has a Board of Directors-approved open market share repurchase program of the Company’s common stock, which was reset during the first quarter of 2018 to $750.0 million. The open market share repurchase program has historically been funded by excess operating cash flows, excess proceeds from the Company’s recapitalization transactions and borrowings under the Company’s variable funding notes.

On August 2, 2017, the Company entered into the $1.0 billion 2017 ASR Agreement with a counterparty. Pursuant to the terms of the 2017 ASR Agreement, on August 3, 2017, as part of its Board of Directors-approved share repurchase program, the Company used a portion of the proceeds from the 2017 Recapitalization to pay the counterparty $1.0 billion in cash to repurchase shares of the Company’s common stock. Final settlement of the 2017 ASR Agreement occurred on October 11, 2017. In connection with the 2017 ASR Agreement, the Company received and retired a total of 5,218,670 shares of its common stock at an average price of $191.62.

During 2018, 2017 and 2016, the Company repurchased 2,387,430 shares, 5,576,249 shares and 2,816,716 shares (including the 456,936 shares of its common stock received in the first quarter of 2016 in connection with the settlement of the Company’s $600.0 million accelerated share repurchase agreement with a counterparty entered into on October 27, 2015) for approximately $591.2 million, $1.06 billion and $300.3 million, respectively. At December 30, 2018, the Company had $158.8 million remaining under its $750.0 million authorization. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital. In instances where there is no additional paid-in capital, the difference is recognized in retained deficit. From December 31, 2018 through February 14, 2019, the Company repurchased and retired an additional 33,549 shares of common stock for a total of approximately $8.1 million, or an average price of $242.74 per share.

As of December 30, 2018, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at December 30, 2018 and December 31, 2017 are as follows:

	2018	2017
Voting	40,974,200	42,881,905
Non-Voting	3,361	16,424

Total Common Stock	40,977,561	42,898,329

(11)	Segment Information

The Company has three reportable segments: (i) U.S. Stores; (ii) Supply Chain; and (iii) International Franchise.

The Company’s operations are organized by management on the combined basis of line of business and geography. The U.S. Stores segment includes operations with respect to all franchised and Company-owned stores throughout the U.S. The Supply Chain segment primarily includes the distribution of food, equipment and supplies to stores from the Company’s supply chain center operations in the U.S. and Canada. The International Franchise segment primarily includes operations related to the Company’s franchising business in foreign markets.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income.

The tables below summarize the financial information concerning the Company’s reportable segments for fiscal 2018, 2017 and 2016. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Supply Chain segment to the Company-owned stores in the U.S. Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements. Tabular amounts presented below are in thousands.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	U.S. Stores (1)	Supply Chain	International Franchise (2)	Intersegment Revenues	Other	Total
Revenues-
2018	$1,264,823	$2,087,408	$224,747	$(144,111)	—	$3,432,867
2017	842,233	1,874,943	206,708	(135,905)	—	2,787,979
2016	751,284	1,669,000	176,999	(124,655)	—	2,472,628
Segment Income-
2018	$335,989	$176,714	$174,700	N/A	$(43,462)	$643,941
2017	306,406	163,077	161,263	N/A	(46,958)	583,788
2016	271,794	144,130	138,487	N/A	(42,802)	511,609
Income from Operations-
2018	$329,044	$162,392	$174,503	N/A	$(94,250)	$571,689
2017	298,852	151,622	161,066	N/A	(90,308)	521,232
2016	261,826	133,745	138,306	N/A	(79,835)	454,042
Capital Expenditures-
2018	$15,717	$61,652	$134	N/A	$42,171	$119,674
2017	20,579	34,123	28	N/A	35,527	90,257
2016	18,225	11,527	642	N/A	31,143	61,537

(1)

The adoption of ASC 606 in 2018 resulted in the recognition of $358.5 million in revenue in 2018 related to U.S. franchise contributions to DNAF. In prior years, under accounting standards in effect at that time, the Company had presented these contributions net with the related disbursements in its consolidated statement of income. Refer to Note 1 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

(2)

In 2018, the Company began managing its franchised stores in Alaska and Hawaii as part of its U.S. Stores segment. Prior to 2018, store counts, retail sales and royalty revenues from these franchised stores were included in the Company’s international operations in the table above. Consolidated results of the Company have not been impacted by this change and prior year amounts have not been reclassified to conform to the current year presentation due to immateriality.

The following table reconciles total Segment Income to income before provision for income taxes:

	2018	2017	2016
Total Segment Income	$643,941	$583,788	$511,609
Depreciation and amortization	(53,665)	(44,369)	(38,140)
Gain (loss) on sale/disposal of assets	4,737	3,148	(863)
Non-cash compensation expense	(22,792)	(20,713)	(18,564)
Recapitalization-related expenses	(532)	(622)	—

Income from operations	571,689	521,232	454,042
Interest income	3,334	1,462	685
Interest expense	(146,345)	(122,541)	(110,069)

Income before provision for income taxes	$428,678	$400,153	$344,658

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the Company’s identifiable asset information as of December 30, 2018 and December 31, 2017:

	2018	2017
U.S. Stores (1)	$211,554	$216,994
U.S. supply chain	283,351	206,059

Total U.S. assets	494,905	423,053
International Franchise	21,094	19,728
International supply chain	24,049	24,925

Total international assets	45,143	44,653
Unallocated	367,337	369,047

Total consolidated assets	$907,385	$836,753

(1)

Identifiable assets for U.S. Stores include $112.7 million and $120.2 million of advertising fund assets, restricted, as of December 30, 2018 and December 31, 2017, respectively. The 2017 amounts were previously classified as unallocated and have been recast due to the adoption of ASC 606.

Unallocated assets primarily include cash and cash equivalents, restricted cash and cash equivalents, investments in marketable securities, certain long-lived assets and deferred income taxes.

The following table summarizes the Company’s goodwill balance as of December 30, 2018 and December 31, 2017:

	2018	2017
U.S. Stores	$13,852	$14,356
Supply Chain	1,067	1,067

Consolidated goodwill	$14,919	$15,423

(12)	Sale and Closure of Company-Owned Stores

During 2018, the Company sold 12 Company-owned stores to a former executive of the Company for proceeds of $7.9 million. The former executive terminated his employment with the Company prior to the closing date of the sale and became a franchisee. In connection with the sale of the stores, the Company recorded a $5.9 million pre-tax gain on the sale of the related assets, which was net of a $0.4 million reduction in goodwill. During 2018, the Company also sold two Company-owned stores to a franchisee for proceeds of $0.3 million. In connection with the sale of the stores, the Company recorded a pre-tax gain of less than $0.1 million on the sale of the related assets, which was net of a $0.1 million reduction in goodwill. The gains on these sales were recorded in general and administrative expense in the Company’s consolidated statements of income.

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

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of 12 weeks while the last fiscal quarter consists of 16 weeks or 17 weeks. The fourth quarters of 2018 and 2017 are comprised of 16 weeks.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 25, 2018	June 17, 2018	September 9, 2018	December 30, 2018	December 30, 2018
Total revenues	$785,371	$779,396	$785,965	$1,082,135	$3,432,867
Operating margin	299,865	293,580	295,279	413,955	1,302,679
Income before provision for income taxes	103,670	91,197	99,248	134,563	428,678
Net income	88,827	77,408	84,095	111,642	361,972
Earnings per common share – basic (1)	$2.07	$1.84	$2.02	$2.71	$8.65
Earnings per common share – diluted (1)	$2.00	$1.78	$1.95	$2.62	$8.35
Common stock dividends declared per share	$0.55	$0.55	$0.55	$0.55	$2.20

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 26, 2017	June 18, 2017	September 10, 2017	December 31, 2017	December 31, 2017
Total revenues	$624,217	$628,611	$643,642	$891,509	$2,787,979
Operating margin	193,816	192,845	198,478	280,852	865,991
Income before provision for income taxes	90,514	88,532	84,551	136,556	400,153
Net income	62,469	65,741	56,368	93,327	277,905
Earnings per common share – basic (1)	$1.31	$1.37	$1.22	$2.17	$6.05
Earnings per common share – diluted (1)	$1.26	$1.32	$1.18	$2.09	$5.83
Common stock dividends declared per share	$0.46	$0.46	$0.46	$0.46	$1.84

(1)	Earnings per share figures may not sum to the total due to the rounding of each individual calculation.

(14)	Subsequent Events

On February 20, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.65 per common share payable on March 29, 2019 to shareholders of record at the close of business on March 15, 2019.

From December 31, 2018 through February 14, 2019, the Company repaid $15.0 million of its borrowings under its 2017 Variable Funding Notes. As of February 14, 2019, the Company had $50.0 million outstanding under its 2017 Variable Funding Notes.

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

(c) Management’s Annual Report on Internal Control over Financial Reporting.

The management of Domino’s Pizza, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 30, 2018 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 30, 2018. The effectiveness of the Company’s internal control over financial reporting as of December 30, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	66	Chairman of the Board of Directors
Richard E. Allison, Jr.	52	Chief Executive Officer
Jeffrey D. Lawrence	45	Executive Vice President, Chief Financial Officer
Russell J. Weiner	50	Chief Operating Officer and President of the Americas
Thomas B. Curtis	55	Executive Vice President, Team USA
Scott R. Hinshaw	56	Executive Vice President, Franchise Operations and Development
Joseph H. Jordan	45	Executive Vice President, International
Stuart A. Levy	47	Executive Vice President, Supply Chain Services
Timothy P. McIntyre	56	Executive Vice President, Communication, Investor Relations and Legislative Affairs
Kevin S. Morris	58	Executive Vice President, General Counsel
J. Kevin Vasconi	58	Executive Vice President, Chief Information Officer
C. Andrew Ballard	46	Director
Andrew B. Balson	52	Director
Corie S. Barry	43	Director
Diana F. Cantor	61	Director
Richard L. Federico	64	Director
James A. Goldman	60	Director
Patricia E. Lopez	57	Director

David A. Brandon has served as Domino’s Chairman of the Board of Directors since March 1999. Mr. Brandon most recently served as Chairman and Chief Executive Officer of Toys “R” Us, Inc., the world’s largest specialty retailer of toy and baby products, a position he held from July 2015 to December 2018. Previously, he was the Director of Athletics at the University of Michigan from March 2010 to October 2014. Mr. Brandon served as Domino’s Chief Executive Officer from March 1999 to March 2010 and was retained by the Company as a Special Advisor from March 2010 to January 2011. Prior to joining Domino’s, Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the Board of Directors of Valassis, Inc. from 1997 to 1998. In addition to serving on the Board of Directors for Domino’s, Mr. Brandon also serves on the Board of Directors of DTE Energy Co. and Herman Miller Inc. He previously served on the Boards of Directors of Toys “R” Us, Inc., Burger King Corporation, Kaydon Corporation, Northwest Airlines and the TJX Companies, Inc.

Richard E. Allison, Jr. has served as Domino’s Chief Executive Officer since July 2018 and was elected to Domino’s Board of Directors in July 2018 in conjunction with his appointment as Chief Executive Officer. He previously served as President, Domino’s International from October 2014 to July 2018, after joining the Company in March 2011 as Executive Vice President of International. Prior to joining Domino’s, Mr. Allison worked at Bain & Company, Inc. for more than 13 years, serving as a Partner from 2004 to December 2010, and as co-leader of Bain’s restaurant practice.

Jeffrey D. Lawrence has served as Domino’s Executive Vice President and Chief Financial Officer since August 2015. He previously served as Vice President – Finance and Treasurer from January 2014 to August 2015, and as Vice President of International Finance, Strategy & Insights and Administration from 2008 to January 2014. Prior to joining the International team, Mr. Lawrence served as Vice President and Corporate Controller from 2002 to 2008. Mr. Lawrence began his career at Domino’s in 2000. Prior to joining Domino’s, Mr. Lawrence was a Manager of Audit and Business Advisory Services in the Detroit office of Arthur Andersen LLP.

Russell J. Weiner has served as Domino’s Chief Operating Officer and President of the Americas since July 2018. He previously served as President, Domino’s USA from October 2014 to July 2018. Mr. Weiner served as Executive Vice President and Chief Marketing Officer, from September 2008 to October 2014. Prior to joining Domino’s, Mr. Weiner held various marketing positions at PepsiCo, Inc. from 1998 to 2008, most recently serving as Vice President of Marketing, Colas for Pepsi-Cola North America. Mr. Weiner serves on the Board of Directors of The Clorox Company.

Thomas B. Curtis has served as Domino’s Executive Vice President, Team USA (which represents our Company-owned store division) since July 2018. Prior to his appointment, Mr. Curtis served as Vice President of Franchise Relations and Operations Innovation from March 2017 to July 2018, after serving as Vice President of Operations Support from August 2016 to March 2017 and as West Region Vice President from November 2012 to August 2016. Mr. Curtis joined Domino’s in 2006, after being a Domino’s franchisee since 1987.

Scott R. Hinshaw has served as Domino’s Executive Vice President, Franchise Operations and Development since January 2008. Mr. Hinshaw served as Executive Vice President, Team USA from September 2007 to January 2008. Mr. Hinshaw also served as a Vice President within Team USA from 1994 through September 2007. Mr. Hinshaw joined Domino’s in 1986.

Joseph H. Jordan has served as Domino’s Executive Vice President of International since April 2018. Prior to his appointment, Mr. Jordan had served as Senior Vice President and Chief Marketing Officer since May 2015, after joining Domino’s as Vice President of Innovation in September 2011. Prior to joining Domino’s, Mr. Jordan served as Senior Director of Marketing at Pepsi-Cola North America for six years, held marketing roles at Philips Electronics and Unilever and was a consultant for Accenture.

Stuart A. Levy has served as Domino’s Executive Vice President, Supply Chain Services since January 2019. Prior to joining Domino’s, Mr. Levy had served as Executive Vice President, Chief Transformation Officer for Republic Services, Inc. since 2014. Prior to joining Republic, Mr. Levy had served as a Partner with Bain & Company since 2008.

Timothy P. McIntyre has served as Domino’s Executive Vice President, Communication, Investor Relations and Legislative Affairs since May 2016. Mr. McIntyre served as Vice President of Communication from August 1997 to May 2016. Mr. McIntyre joined Domino’s in 1985.

Kevin S. Morris has served as Domino’s Executive Vice President, General Counsel since January 2017. Prior to joining Domino’s, Mr. Morris served at New York-based Equinox Holdings, Inc. and its various operating subsidiaries and affiliates from December 2012 to January 2017, most recently as Senior Vice President, General Counsel and Corporate Secretary. Mr. Morris operated his own private legal practice from July 2009 to November 2012. Prior to 2009, Mr. Morris served as Vice President and Associate General Counsel at Global Hyatt Corporation (the predecessor in interest to Hyatt Hotels Corporation) from 1999 to 2008. Prior to 1999, Mr. Morris served as a Senior International Attorney and Staff Director at McDonald’s Corporation after beginning his career as an attorney at Rudnick & Wolfe LLP (the predecessor to DLA Piper).

J. Kevin Vasconi has served as Domino’s Executive Vice President and Chief Information Officer since March 2012. Mr. Vasconi served as Chief Information Officer and Vice President of Engineering at Stanley Black & Decker – Stanley Security Solutions from 2011 to March 2012. Prior to his role at Stanley Security Solutions, Mr. Vasconi served in a variety of roles at R.L. Polk & Co. from 2003 to 2011, most recently as Senior Vice President and Chief Information Officer of Polk Global Automotive.

C. Andrew Ballard has served on Domino’s Board of Directors since July 2015 and is a member of the Compensation Committee of the Board of Directors. Mr. Ballard currently serves as the Chief Executive Officer and Co-Founder of Wiser Solutions, Inc., a technology and data company, a position he has held since December 2012. Mr. Ballard is also Founder of Figtree Partners, an investment firm focused on software and technology, and has served as its Managing Partner since November 2012. In addition, he has served as a Senior Advisor at the private equity firm Hellman & Friedman LLC since December 2012, where he previously served as Managing Director from 2006 to 2012 and as a Director from 2004 to 2006. Prior to joining Hellman & Friedman in 2003, Mr. Ballard worked at Bain Capital, LLC in San Francisco and Boston, as well as Bain & Company, Inc. from 1994 to 2002. In addition to serving on Domino’s Board of Directors, Mr. Ballard is currently Chairman of Datacor, Inc. and Vice Chairman of Zignal Labs, and has held previous board roles at Activant Solutions Inc., Catalina Marketing Corporation, DoubleClick Inc., Getty Images, Inc., Internet Brands, Inc. and Vertafore, Inc. Mr. Ballard is the Chair of the Board of Trustees and Chair of the Investment Committee of the San Francisco Foundation. He is also actively involved with Family Connections, a tuition-free preschool for under-served families.

Andrew B. Balson has served on our Board of Directors since March 1999 and serves as the Chairperson of the Compensation Committee of the Board of Directors. Mr. Balson is currently the Managing Partner of Cove Hill Partners, L.P., a firm formed to make private equity investments. Previously, Mr. Balson was the Chief Executive Officer of Match Beyond, an innovative college completion program that helps low-income young adults attain college degrees and prepare for the workforce, a position he held from January 2015 to June 2016. Prior to becoming the Chief Executive Officer of Match Beyond, Mr. Balson was a Managing Director at Bain Capital, LLC, a global investment company, from 2001 to 2013. Mr. Balson became a Principal of Bain Capital in January 1998. Mr. Balson previously served on the Boards of Directors of Bloomin’ Brands, Inc., FleetCor Technologies, Inc., Dunkin’ Brands, Inc., Skylark Co., Ltd., BELLSYSTEM24, Inc., Burger King Corporation and Bright Horizons Family Solutions, Inc., as well as numerous private companies.

Corie S. Barry has served on our Board of Directors since July 2018 and is a member of the Audit Committee of the Board of Directors. Ms. Barry currently serves as Senior Executive Vice President and Chief Financial and Strategic Transformation Officer of Best Buy Co., Inc., a specialty retailer of consumer electronics, personal computers, entertainment software and appliances, a position she has held since June 2016. Ms. Barry previously served as Best Buy’s Chief Strategic Growth Officer from October 2015 to June 2016, Interim President of Geek Squad Services from March 2015 to May 2016, Senior Vice President of Domestic Finance from May 2013 to October 2015 and in a variety of financial and operational roles, both in the field and at the corporate campus, since joining Best Buy in 1999. Prior to Best Buy, Ms. Barry worked at Deloitte Touche Tohmatsu Limited from 1997 to 1999.

Diana F. Cantor has served on Domino’s Board of Directors since October 2005 and serves as the Chairperson of the Audit Committee of the Board of Directors. Ms. Cantor is currently a Partner at Alternative Investment Management, LLC, a position she has held since January 2010, and she is the Vice Chairman of the Virginia Retirement System, where she also serves on the Audit and Compliance Committee. Ms. Cantor was a Managing Director with New York Private Bank and Trust from January 2008 to the end of 2009. Ms. Cantor served as founding Executive Director of the Virginia College Savings Plan, the state’s 529 college savings program, from 1996 to January 2008. Ms. Cantor served seven years as Vice President of Richmond Resources, Ltd. from 1990 to 1996, and as Vice President of Goldman, Sachs & Co. from 1985 to 1990. Ms. Cantor also serves on the Boards of Directors of Universal Corporation and VICI Properties, Inc., and she previously served on the Boards of Directors of Media General, Inc., Revlon, Inc., The Edelman Financial Group Inc., Vistage International, Inc., Knowledge Universe Education LLC, Edelman Financial Services, LLC and Service King Body and Paint LLC.

Richard L. Federico Mr. Federico has served on Domino’s Board of Directors since February 2011 and is a member of the Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors. Mr. Federico is currently the Non-Executive Chairman of P.F. Chang’s China Bistro, Inc., based in Scottsdale, AZ, a position he has held since February 2016. Mr. Federico previously served as the Chairman and Chief Executive Officer or Co-Chief Executive Officer of P.F. Chang’s from September 1997 to March 2015 and as Executive Chairman from March 2015 to February 2016. Mr. Federico joined P.F. Chang’s as President in 1996, when he also began his service on its Board of Directors. Mr. Federico started his career in the restaurant industry as a Manager at Steak & Ale, and later at Orville Beans and Bennigan’s restaurants. He went on to develop Grady’s Goodtimes, serving as Co-Founder/Partner and Vice President of Operations until Brinker International, Inc. acquired Grady’s in 1989. Upon joining Brinker International, Mr. Federico served as Senior Vice President and concept head for Macaroni Grill before being promoted to President of the Italian Concept division. As President, he directed operations and development for Macaroni Grill and Spageddies. Mr. Federico currently serves on the Boards of Directors of Prime Steak Concepts and RPT Realty, a publicly-traded REIT, and previously served as Chairman of the Board of Directors of Jamba, Inc. He is a Founding Director of Chances for Children.

James A. Goldman has served on Domino’s Board of Directors since March 2010, serves as Chairperson of the Nominating and Corporate Governance Committee of the Board of Directors and also serves on the Audit Committee of the Board of Directors. Mr. Goldman served as President and Chief Executive Officer and as a member of the Board of Directors of Godiva Chocolatier, Inc. from 2004 to 2014. Mr. Goldman was President of the Food and Beverage Division at Campbell Soup Company from 2001 to 2004. Mr. Goldman served in various executive positions at Nabisco, Inc. from 1992 to 2000. Prior to his work at Nabisco, Mr. Goldman was a senior consulting associate at McKinsey & Company, Inc. Mr. Goldman is currently a Senior Advisor at Eurazeo SE, a private equity firm listed on the Paris Stock Exchange. Mr. Goldman is also currently on the Board of Trustees and the Executive Committee of Save the Children in Fairfield, CT, the Executive Board of the International Tennis Hall of Fame in Newport, RI and the Advisory Board of FEED Projects in New York, NY. Mr. Goldman previously served as a member of the Board of Directors at The Children’s Place Retail and served on its Compensation Committee. Mr. Goldman previously served on the Board of Trustees at the YMCA Camps Becket and Chimney Corners in Becket, MA.

Patricia E. Lopez has served on Domino’s Board of Directors since July 2018 and is a member of the Nominating and Corporate Governance Committee of the Board of Directors. Ms. Lopez currently serves as Chief Executive Officer and as a member of the Board of Directors of High Ridge Brands Co., roles she has held since July 2017. Prior to her current role, Ms. Lopez served as a Senior Vice President at Estée Lauder Companies Inc. from January 2015 to July 2016, a Senior Vice President at Avon Products, Inc. from December 2012 to November 2014 and previously held various positions at The Procter & Gamble Co. over a span of 25 years, most recently serving as a Vice President and General Manager overseeing its Eastern Europe business.

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 30, 2018.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 30, 2018. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 30, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 30, 2018.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 30, 2018.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)1.	Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 30, 2018 and December 31, 2017

Consolidated Statements of Income for the Years Ended December 30, 2018, December 31, 2017 and January 1, 2017

Consolidated Statements of Comprehensive Income for the Years Ended December 30, 2018, December 31, 2017 and January 1, 2017

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 30, 2018, December 31, 2017 and January 1, 2017

Consolidated Statements of Cash Flows for the Years Ended December 30, 2018, December 31, 2017 and January 1, 2017

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

Exhibit Number	Description
3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed on April 13, 2004 (Reg. No. 333-114442) (the “S-1”)).

3.2	Certificate of Amendment to the Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 14, 2015).

3.3	Second Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K for the year ended January 3, 2016).

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the Domino’s, Inc. registration statement on Form S-4 filed on March 22, 1999 (Reg. No. 333-74797)).

10.2	Fourth Amendment to the Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 28, 2012 (Incorporated by reference to Exhibit 10.2 to the registrant’s annual report on Form 10-K for the year ended December 30, 2012 (the “2012 10-K”)).

10.3	Fifth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of February 1, 2015 (Incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K for the year ended January 1, 2017 (the “2016 10-K”)).

10.4	Sixth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of February 1, 2015 (Incorporated by reference to Exhibit 10.4 to the 2016 10-K).

10.5	Seventh Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of April 19, 2016 (Incorporated by reference to Exhibit 10.5 to the 2016 10-K).

10.6	Eighth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of November 4, 2016 (Incorporated by reference to Exhibit 10.6 to the 2016 10-K).

10.7	Ninth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of February 16, 2017 (Incorporated by reference to Exhibit 10.7 to the 2016 10-K).

10.8	Tenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of November 7, 2017 (Incorporated by reference to Exhibit 10.8 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017).

10.9	Eleventh Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of July 13, 2018 (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 9, 2018 (the “September 2018 10-Q”)).

10.10	Twelfth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of July 13, 2018 (Incorporated by reference to Exhibit 10.2 to the September 2018 10-Q).

10.11*	Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended January 1, 2006).

10.12*	First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended December 31, 2006).

10.13*	Second Amendment to the Domino’s Pizza Deferred Compensation Plan effective February 8, 2013 (Incorporated by reference to Exhibit 10.5 to the 2012 10-K).

10.14*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 22, 2009 (the “March 2009 10-Q”)).

10.15*	Form of Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the 2012 10-K).

10.16*	Form of 2013 Special Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to the 2012 10-K).

10.17*	Form of Director Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2009 10-Q).

10.18*	Form of Amendment to Existing Director Stock Option Grants (Incorporated by reference to Exhibit 10.5 to the March 2009 10-Q).

10.19*	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.12 to the 2012 10-K).

10.20*	Form of 2013 Special Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13 to the 2012 10-K).

10.21*	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the 2012 10-K).

10.22*	Form of 2013 Special Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.15 to the 2012 10-K).

10.23*	Form of Domino’s Pizza, Inc. 2004 Equity Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the year ended January 3, 2010).

10.24*	Amended and Restated Domino’s Pizza Senior Executive Annual Incentive Plan. (Incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended January 2, 2011).

10.25*	Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan (Incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 29, 2013).

10.26*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.27*	Form of 2018 Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on January 11, 2018 (the “January 2018 8-K”)).

10.28*	Employment Agreement dated as of February 23, 2015 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended December 28, 2014).

10.29*	Employment Agreement dated as of August 28, 2015 between Domino’s Pizza LLC and Jeffrey Lawrence (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 6, 2015).

10.30*	Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 1.01 to the registrant’s current report on Form 8-K filed on September 4, 2008).

10.31*	Amendment to the Employment agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on December 24, 2008).

10.32*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 20, 2010).

10.33*	Employment Agreement dated as of January 8, 2018 between Domino’s Pizza, Inc., Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.2 to the January 2018 8-K).

10.34*	Employment Agreement dated as of March 14, 2011 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 27, 2011).

10.35*	Employment Agreement dated as of January 8, 2018 between Domino’s Pizza, Inc., Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 to the January 2018 8-K).

10.36*	Time Sharing Agreement dated as of January 8, 2018 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.3 to the January 2018 8-K).

10.37*	Addendum to Amended and Restated Employment Agreement dated as of June 22, 2018 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 17, 2018 (the “June 2018 10-Q”)).

10.38*	Addendum to the Employment agreement dated as of July 16, 2018 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.2 to the June 2018 10-Q).

10.39*	Addendum to Amended and Restated Employment Agreement dated as of December 29, 2018 between Domino’s Pizza LLC and David A. Brandon.

10.40*	Addendum to the Employment agreement dated as of December 30, 2018 between Domino’s Pizza LLC and J. Patrick Doyle.

10.41*	Employment Agreement dated as of February 11, 2012 between Domino’s Pizza LLC and J. Kevin Vasconi.

10.42*	Employment Agreement dated as of April 9, 2018 between Domino’s Pizza LLC and Joseph H. Jordan.

10.43	Form of Indemnification Agreement between the Company and its officers and directors (Incorporated by reference to Exhibit 10.33 to the S-1).

10.44	Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on March 19, 2012 (the “March 2012 8-K”)).

10.45	First Supplement dated as of September 16, 2013 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on October 22, 2015 (the “October 2015 8-K”)).

10.46	Second Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.2 to the October 2015 8-K).

10.47	Third Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.3 to the October 2015 8-K).

10.48	Fourth Supplement dated as of July 24, 2017 to the Amended and Restated Base Indenture dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on July 25, 2017 (the “July 2017 8-K”)).

10.49	Series 2015-1 Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer of the Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I, the Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II and the Series 2015-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2015-1 Securities Intermediary (Incorporated by reference to Exhibit 4.4 to the October 2015 8-K).

10.50	Series 2017-1 Supplement dated as of July 24, 2017 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee, Series 2017-1 Securities Intermediary and Calculation Agent (Incorporated by reference to Exhibit 4.2 to the July 2017 8-K).

10.51	Supplemental Indenture, dated as of April 24, 2018, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer of Series 2018-1 4.116% Fixed Rate Senior Secured Notes, Class A-2-I and Series 2018-1 4.328% Fixed Rate Senior Secured Notes, Class A-2-II, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on April 25, 2018 (the “April 2018 8-K”)).

10.52	Purchase Agreement dated as of October 14, 2015 among Domino’s Pizza Master Issuer LLC, Domino’s IP Holder LLC, Domino’s Pizza Distribution LLC and Domino’s SPV Canadian Holding Company Inc. for the Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I and the Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II (Incorporated by reference to Exhibit 10.1 to the October 2015 8-K).

10.53	Purchase Agreement dated as of June 12, 2017 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, Domino’s Pizza, Inc. and Domino’s Inc., as parent companies, and Guggenheim Securities, LLC and Barclays Capital Inc., as initial purchasers (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on June 14, 2017 (the “June 2017 8-K”)).

10.54	Purchase Agreement, dated April 18, 2018, by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC, Domino’s Pizza, Inc., Domino’s Pizza LLC, Domino’s, Inc., the guarantors party thereto and Guggenheim Securities, LLC, as representative of the initial purchasers named in Schedule I thereto (Incorporated by reference to Exhibit 1.1 to the April 2018 8-K).

10.55	Class A-1 Note Purchase Agreement dated as of October 21, 2015 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as a Co-Issuer, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC, Domino’s EQ LLC and Domino’s SPV Guarantor LLC, each as Guarantor, Domino’s Pizza LLC, as Manager, certain conduit investors, certain financial institutions and certain funding agents, Rabobank Nederland, New York Branch, as L/C Provider, as Swingline Lender and as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the October 2015 8-K).

10.56	Class A-1 Note Purchase Agreement dated June 12, 2017 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Rabobank U.A., New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (Incorporated by reference to Exhibit 10.2 to the June 2017 8-K).

10.57	Amended and Restated Guarantee and Collateral Agreement dated as of March 15, 2012 among Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the March 2012 8-K).

10.58	Amended and Restated Management Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the March 2012 8-K).

10.59	Amendment No. 1 dated as of October 21, 2015 to the Amended and Restated Management Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the October 2015 8-K).

10.60	Amendment No. 2 dated as of July 24, 2017 to the Amended and Restated Management Agreement dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s SPV Guarantor LLC, Domino’s Pizza LLC, as manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.1 to the July 2017 8-K)).

10.61	Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the October 2015 8-K).

10.62	Amendment No. 1 dated as of October 21, 2015 to the Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.5 to the October 2015 8-K).

10.63	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated August 2, 2017 (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on August 2, 2017).

10.64	Omnibus Amendment No. 1, dated December 15, 2017, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Rabobank U.A., New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on December 19, 2017).

10.65	Agreement dated as of January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2009).

10.66	Board of Directors’ Compensation.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

Item 16. Form 10-K Summary.

Not applicable.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 30, 2018	December 31, 2017
ASSETS
ASSETS:
Cash	$6	$6

Total assets	$6	$6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Equity in net deficit of subsidiaries	$3,039,921	$2,735,384
Due to subsidiary	6	6

Total liabilities	3,039,927	2,735,390

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 40,977,561 in 2018 and 42,898,329 in 2017 issued and outstanding	410	429
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	569	5,654
Retained deficit	(3,036,471)	(2,739,437)
Accumulated other comprehensive loss	(4,429)	(2,030)

Total stockholders’ deficit	(3,039,921)	(2,735,384)

Total liabilities and stockholders’ deficit	$6	$6

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	For the Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
REVENUES	$—	$—	$—

Total revenues	—	—	—

OPERATING EXPENSES	—	—	—

Total operating expenses	—	—	—

INCOME FROM OPERATIONS	—	—	—
Equity earnings in subsidiaries	361,972	277,905	214,678

INCOME BEFORE PROVISION FOR INCOME TAXES	361,972	277,905	214,678
PROVISION FOR INCOME TAXES	—	—	—

NET INCOME	$361,972	$277,905	$214,678

COMPREHENSIVE INCOME	$359,924	$278,985	$215,116

EARNINGS PER SHARE:
Common Stock – basic	$8.65	$6.05	$4.41
Common Stock – diluted	$8.35	$5.83	$4.30

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$382,716	$299,576	$281,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends from subsidiaries	297,792	852,325	82,856

Net cash provided by investing activities	297,792	852,325	82,856

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock dividends	(92,166)	(84,298)	(73,925)
Purchase of common stock	(591,212)	(1,064,253)	(300,250)
Other	2,870	(3,350)	9,588

Net cash used in financing activities	(680,508)	(1,151,901)	(364,587)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	6	6	6

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$6	$6	$6

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)	Introduction and Basis of Presentation

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

New Accounting Pronouncements

During 2018, the Company adopted the below new accounting pronouncements that impacted the Parent Company financial statements.

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

The Parent Company recorded a $6.7 million adjustment to equity in net deficit of subsidiaries and recorded a $6.7 million adjustment to retained deficit related to this new accounting standard in 2018. See Note 1 to the Company’s consolidated financial statements as filed in this Form 10-K for additional information related to the adoption of this new accounting standard.

ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220)

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this updated standard allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Parent Company adopted this standard in 2018 and, as a result, recorded a $0.4 million reclassification from accumulated other comprehensive loss to the beginning balance of retained deficit in 2018.

(2)	Supplemental Disclosures of Cash Flow Information

During 2018, 2017 and 2016, the Parent Company received dividends from its subsidiaries primarily consisting of amounts received to repurchase common stock in connection with the Company’s 2018 and 2017 recapitalization transactions. See Note 4 to the Company’s consolidated financial statements as filed in this Form 10-K for a description of the recapitalization transactions that occurred in 2018 and 2017.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Domino’s Pizza, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Additions/ Deductions from Reserves*	Balance End of Year
Allowance for doubtful accounts receivable:
2018	$1,424	$903	$(448)	1,879
2017	2,342	(88)	(830)	1,424
2016	2,662	(51)	(269)	2,342

*	Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Chief Financial Officer

February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ Richard E. Allison, Jr. Richard E. Allison, Jr. February 21, 2019	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey D. Lawrence Jeffrey D. Lawrence February 21, 2019	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David A. Brandon David A. Brandon February 21, 2019	Chairman of the Board of Directors

/s/ C. Andrew Ballard C. Andrew Ballard February 21, 2019	Director

/s/ Andrew B. Balson Andrew B. Balson February 21, 2019	Director

/s/ Corie S. Barry Corie S. Barry February 21, 2019	Director

/s/ Diana F. Cantor Diana F. Cantor February 21, 2019	Director

/s/ Richard L. Federico Richard L. Federico February 21, 2019	Director

/s/ James A. Goldman James A. Goldman February 21, 2019	Director

/s/ Patricia E. Lopez Patricia E. Lopez February 21, 2019	Director