Form 10-Q
period 2019-03-24
DOMINOS PIZZA INC
filed 2019-04-24
CIK 1286681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 24, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
As of April 17, 2019, Domino’s Pizza, Inc. had
41,103,909
shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 24, 2019	December 30, 2018 (1)
Assets
Current assets:
Cash and cash equivalents	$83,114	$25,438
Restricted cash and cash equivalents	150,055	166,993
Accounts receivable, net	194,064	190,091
Inventories	45,668	45,975
Prepaid expenses and other	19,544	25,710
Advertising fund assets, restricted	98,098	112,744

Total current assets	590,543	566,951

Property, plant and equipment:
Land and buildings	41,519	41,147
Leasehold and other improvements	171,859	170,498
Equipment	246,909	243,654
Construction in progress	27,832	31,822

	488,119	487,121
Accumulated depreciation and amortization	(260,252)	(252,182)

Property, plant and equipment, net	227,867	234,939

Other assets:
Operating lease right-of-use assets	222,005	—
Goodwill	14,919	14,919
Capitalized software, net	66,159	63,809
Other assets	22,728	21,241
Deferred income taxes	4,054	5,526

Total other assets	329,865	105,495

Total assets	$1,148,275	$907,385

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$35,909	$35,893
Accounts payable	84,888	92,546
Operating lease liabilities	31,753	—
Insurance reserves	22,034	22,210
Dividends payable	27,156	581
Advertising fund liabilities	93,040	107,150
Other accrued liabilities	117,233	121,363

Total current liabilities	412,013	379,743

Long-term liabilities:
Long-term debt, less current portion	3,447,819	3,495,691
Operating lease liabilities	198,508	—
Insurance reserves	32,558	31,065
Other accrued liabilities	32,542	40,807

Total long-term liabilities	3,711,427	3,567,563

Stockholders’ deficit:
Common stock	411	410
Additional paid-in capital	5,464	569
Retained deficit	(2,976,848)	(3,036,471)
Accumulated other comprehensive loss	(4,192)	(4,429)

Total stockholders’ deficit	(2,975,165)	(3,039,921)

Total liabilities and stockholders’ deficit	$1,148,275	$907,385

(1)	The balance sheet at December 30, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Fiscal Quarter Ended
(In thousands, except per share data)	March 24, 2019	March 25, 2018
Revenues:
U.S. Company-owned stores	$123,450	$121,186
U.S. franchise royalties and fees	96,708	89,490
Supply chain	472,100	440,063
International franchise royalties and fees	54,584	52,421
U.S. franchise advertising	89,121	82,211

Total revenues	835,963	785,371

Cost of sales:
U.S. Company-owned stores	95,540	93,038
Supply chain	418,134	392,468

Total cost of sales	513,674	485,506

Operating margin	322,289	299,865

General and administrative	89,664	84,178
U.S. franchise advertising	89,121	82,211

Income from operations	143,504	133,476
Interest income	693	480
Interest expense	(35,054)	(30,286)

Income before provision for income taxes	109,143	103,670
Provision for income taxes	16,493	14,843

Net income	$92,650	$88,827

Earnings per share:
Common stock - basic	$2.27	$2.07
Common stock - diluted	2.20	2.00

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 24, 2019	March 25, 2018
Net income	$92,650	$88,827
Currency translation adjustment	237	(455)

Comprehensive income	$92,887	$88,372

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 24, 2019	March 25, 2018
Cash flows from operating activities:
Net income	$92,650	$88,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,790	11,069
Loss on sale/disposal of assets	149	365
Amortization of debt issuance costs	1,101	1,177
Provision for deferred income taxes	1,467	566
Non-cash compensation expense	4,608	6,063
Excess tax benefits from equity-based compensation	(8,663)	(8,410)
Other	94	(57)
Changes in operating assets and liabilities	1,974	(15,405)
Changes in advertising fund assets and liabilities, restricted	(10,172)	(519)

Net cash provided by operating activities	96,998	83,676

Cash flows from investing activities:
Capital expenditures	(12,222)	(13,647)
Maturities of advertising fund investments, restricted	—	4,007
Other	262	(499)

Net cash used in investing activities	(11,960)	(10,139)

Cash flows from financing activities:
Repayments of long-term debt and finance lease obligations	(48,968)	(8,078)
Proceeds from exercise of stock options	4,537	3,718
Purchases of common stock	(8,144)	(101,084)
Tax payments for restricted stock upon vesting	(2,467)	(2,299)
Payments of common stock dividends and equivalents	(90)	(79)

Net cash used in financing activities	(55,132)	(107,822)

Effect of exchange rate changes on cash	124	48

Change in cash and cash equivalents, restricted cash and cash equivalents	30,030	(34,237)

Cash and cash equivalents, beginning of period	25,438	35,768
Restricted cash and cash equivalents, beginning of period	166,993	191,762
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	44,988	27,316

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	237,419	254,846

Cash and cash equivalents, end of period	83,114	44,609
Restricted cash and cash equivalents, end of period	150,055	145,186
Cash and cash equivalents included in advertising fund assets, restricted, end of period	34,280	30,814

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$267,449	$220,609

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)
March 24, 2019
1. Basis of Presentation and Updates to Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form
10-Q
and Rule
10-01
of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended December 30, 2018 included in the Company’s 2018 Annual Report on Form
10-K,
filed with the Securities and Exchange Commission on February 21, 2019 (the “2018 Form
10-K”).
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended March 24, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2019.
Updates to Significant Accounting Policies
The Company adopted Accounting Standards Codification 842,
Leases
(“ASC 842”) in the first quarter of 2019. As a result, the Company updated its significant accounting policies for leases below. Refer to Note 11 for additional information related to the Company’s lease arrangements and Note 15 for the impact of the adoption of ASC 842 on the Company’s condensed consolidated financial statements.
Leases
The Company leases certain retail store and supply chain center locations, supply chain vehicles and its corporate headquarters. The Company determines whether an arrangement is or contains a lease at contract inception. The majority of the Company’s leases are classified as operating leases, which are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheet. Finance leases are included in property and equipment, current portion of long-term debt and long-term debt on the Company’s condensed consolidated balance sheet.
ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement, as well as any variable rate payments that depend on an index, initially measured using the index at the lease commencement date. Lease terms may include options to renew when it is reasonably certain that the Company will exercise that option.
The Company estimates its incremental borrowing rate for each lease using a portfolio approach based on the respective weighted average term of the agreements. This estimation considers the market rates of the Company’s outstanding collateralized borrowings and interpolations of rates outside of the terms of the outstanding borrowings, including comparisons to comparable borrowings of similarly-rated companies with longer term borrowings.
Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales or general and administrative expense. Amortization expense for finance leases is recognized on a straight-line basis over the lease term and is included in cost of sales or general and administrative expense, while interest expense for finance leases is recognized using the effective interest method. Variable lease payments that do not depend on a rate or index, payments associated with non-lease components and short-term rentals (leases with terms less than 12 months) are expensed as incurred.

2. Segment Information
The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which the Company refers to as Segment Income, for each of its reportable segments.

	Fiscal Quarters Ended March 24, 2019 and March 25, 2018
	U.S. Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2019	$309,279	$505,681	$54,584	$(33,581)	$—	$835,963
2018	292,887	473,956	52,421	(33,893)	—	785,371
Income from operations
2019	$80,615	$42,021	$42,754	N/A	$(21,886)	$143,504
2018	75,289	37,372	41,524	N/A	(20,709)	133,476
Segment Income
2019	$83,598	$46,047	$42,800	N/A	$(10,394)	$162,051
2018	78,344	40,156	41,572	N/A	(9,099)	150,973
The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 24, 2019	March 25, 2018
Total Segment Income	$162,051	$150,973
Depreciation and amortization	(13,790)	(11,069)
Loss on sale/disposal of assets	(149)	(365)
Non-cash compensation expense	(4,608)	(6,063)

Income from operations	143,504	133,476
Interest income	693	480
Interest expense	(35,054)	(30,286)

Income before provision for income taxes	$109,143	$103,670

3. Earnings Per Share

	Fiscal Quarter Ended
	March 24, 2019	March 25, 2018
Net income available to common stockholders – basic and diluted	$92,650	$88,827

Basic weighted average number of shares	40,865,532	42,822,112
Earnings per share – basic	$2.27	$2.07
Diluted weighted average number of shares	42,202,429	44,377,509
Earnings per share – diluted	$2.20	$2.00
The denominator used in calculating diluted earnings per share for the first quarter of 2019 does not include 71,880 options to purchase common stock as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for the first quarter of 2019 does not include 1,800 shares subject to restricted stock awards, as the effect of including these shares would have been anti-dilutive. The denominator used in calculating diluted earnings per share for the first quarter of 2019 does not include 96,712 restricted performance shares, as the performance targets for these awards had not yet been met.
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

4. Stockholders’ Deficit
The following table summarizes changes in stockholders’ deficit for the first quarter of 2019.

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at December 30, 2018	40,977,561	$410	$569	$(3,036,471)	$(4,429)
Net income	—	—	—	92,650	—
Common stock dividends and equivalents	—	—	—	(26,665)	—
Issuance of common stock, net	8,240		—	—	—
Tax payments for restricted stock upon vesting	(9,064)	—	(2,467)	—	—
Purchases of common stock	(33,549)		(1,782)	(6,362)	—
Exercise of stock options	140,702	1	4,536	—	—
Non-cash compensation expense	—	—	4,608	—	—
Currency translation adjustment	—	—	—	—	237

Balance at March 24, 2019	41,083,890	$411	$5,464	$(2,976,848)	$(4,192)

The following table summarizes changes in stockholders’ deficit for the first quarter of 2018.

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at December 31, 2017	42,898,329	$429	$5,654	$(2,739,437)	$(2,030)
Net income	—	—	—	88,827	—
Common stock dividends and equivalents	—	—	—	(23,549)	—
Issuance of common stock, net	9,282	—	—	—	—
Tax payments for restricted stock upon vesting	(10,237)	—	(2,299)	—	—
Purchases of common stock	(448,008)	(5)	(12,997)	(88,082)	—
Exercise of stock options	176,515	2	3,716	—	—
Non-cash compensation expense	—	—	6,063	—	—
Adoption of revenue recognition accounting standard	—	—	—	(6,701)	—
Currency translation adjustment	—	—	—	—	(455)
Reclassification adjustment for stranded taxes	—	—	—	351	(351)

Balance at March 25, 2018	42,625,881	$426	$137	$(2,768,591)	$(2,836)

5. Dividends
During the first quarter of 2019, on
February 20, 2019
, the Company’s Board of Directors declared a $0.65 per share quarterly dividend on its outstanding common stock for shareholders of record as of
March 15, 2019
which was paid on
March 29, 2019
. The Company had approximately $27.2 million accrued for common stock dividends at March 24, 2019.
Subsequent to the first quarter of 2019, on
April 23, 2019
, the Company’s Board of Directors declared a $0.65 per share quarterly dividend on its outstanding common stock for shareholders of record as of
June 14, 2019
to be paid on
June 28, 2019
.
During the first quarter of 2018, on
February 14, 2018
, the Company’s Board of Directors declared a $0.55 per share quarterly dividend on its outstanding common stock for shareholders of record as of
March 15, 2018
which was paid on
March 30, 2018
.
6. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was approximately $4.2 million at March 24, 2019 and was approximately $4.4 million as of December 30, 2018 and represented currency translation adjustments. During the first quarter of 2018, the Company adopted ASU
2018-02,
Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
. As a result, the Company recorded a $0.4 million reclassification from accumulated other comprehensive loss to the beginning balance of retained deficit during the first quarter of 2018. The Company did not record any reclassifications out of accumulated other comprehensive loss to net income in the first quarter of 2019 or the first quarter of 2018.

7. Open Market Share Repurchase Program
During the first quarter of 2019, the Company repurchased and retired 33,549 shares of its common stock under its Board of Directors-approved open market share repurchase program for a total of approximately $8.1 million, or an average price of $242.74 per share. As of March 24, 2019, the Company had a total remaining authorized amount for share repurchases of approximately $150.6 million.
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
The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at March 24, 2019 and December 30, 2018:

	At March 24, 2019
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$48,467	$48,467	$—	$—
Restricted cash equivalents	90,014	90,014	—	—
Investments in marketable securities	10,187	10,187	—	—
Advertising fund cash equivalents, restricted	22,847	22,847	—	—
Advertising fund investments, restricted	50,152	50,152	—	—

	At December 30, 2018
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$11,877	$11,877	$—	$—
Restricted cash equivalents	112,272	112,272	—	—
Investments in marketable securities	8,718	8,718	—	—
Advertising fund cash equivalents, restricted	31,547	31,547	—	—
Advertising fund investments, restricted	50,152	50,152	—	—
Management estimated the approximate fair values of the 2015 fixed rate notes, the 2017 fixed and floating rate notes and the 2018 fixed rate notes as follows:
	March 24, 2019		December 30, 2018
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Fixed Rate Notes	$778,000	$804,452	$780,000	$783,120
2017 Five-Year Fixed Rate Notes	591,000	582,726	592,500	575,910
2017 Ten-Year Fixed Rate Notes	985,000	991,895	987,500	956,888
2017 Five-Year Floating Rate Notes	295,500	294,318	296,250	295,065
2018 7.5-Year Fixed Rate Notes	421,813	427,297	422,875	416,955
2018 9.25-Year Fixed Rate Notes	397,000	404,940	398,000	396,010
At March
24
,
2019
, the Company had $
25.0
 million outstanding under its variable funding notes, which is a variable rate loan. The fair value of this loan approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. This fair value represents a Level
2
measurement. The Company had $
65.0
 million outstanding under its variable funding notes at December
30
,
2018
.

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
9. Contract Liabilities
Contract liabilities consist of deferred franchise fees and deferred development fees. Changes in deferred franchise fees and deferred development fees for the first quarter of 2019 and the first quarter of 2018 were as follows:

	Fiscal Quarter Ended
	March 24, 2019	March 25, 2018
Deferred franchise fees and deferred development fees at beginning of period	$19,900	$19,404
Revenue recognized during the period	(1,361)	(1,083)
New deferrals due to cash received and other	900	613

Deferred franchise fees and deferred development fees at end of period	$19,439	$18,934

10. Advertising Fund Assets
As of March 24, 2019, advertising fund assets, restricted of $98.1 million consisted of $84.4 million of cash, cash equivalents and investments, $12.1 million of accounts receivable and $1.6 million of prepaid expenses. As of March 24, 2019, advertising fund cash, cash equivalents and investments included $5.1 million of cash contributed from Company-owned stores that had not yet been expended.
As of December 30, 2018, advertising fund assets, restricted of $112.7 million consisted of $95.1 million of cash, cash equivalents and investments, $15.3 million of accounts receivable and $2.3 million of prepaid expenses. As of December 30, 2018, advertising fund cash, cash equivalents and investments included $5.5 million of cash contributed from Company-owned stores that had not yet been expended.
11. Leases
The Company leases certain retail store and supply chain center locations, supply chain vehicles and its corporate headquarters with expiration dates through 2034.
The components of operating and finance lease cost for the first quarter of 2019 were as follows:

Fiscal Quarter Ended
March 24, 2019
Operating lease cost	$10,796
Finance lease cost:
Amortization of right-of-use assets	254
Interest on lease liabilities	479

Total finance lease cost	$733

Rent expense totaled $16.4 million and $15.4 million in the first quarter of 2019 and 2018, respectively, and includes operating lease cost, as well as expense for non-lease
components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals.

Supplemental balance sheet information related to the Company’s finance leases as of March 24, 2019 and December 30, 2018 was as follows:

	March 24, 2019	December 30, 2018
Land and buildings	$22,182	$22,171
Accumulated depreciation and amortization	(6,932)	(6,678)

Finance lease assets, net	$15,250	$15,493

Current portion of long-term debt	$659	$643
Long-term debt, less current portion	16,202	16,363

Total principal payable on finance leases	$16,861	$17,006

	Operating Leases	Finance Leases
Weighted average remaining lease term	7 years	14 years
Weighted average discount rate	4.1%	11.3%

Supplemental cash flow information related to leases for the first quarter of 2019 was as follows:

Fiscal Quarter Ended
March 24, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,690
Operating cash flows from finance leases	479
Financing cash flows from finance leases	155
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	12,977
Finance leases	—

During the first quarter of 2018, the Company renewed the lease of a supply chain center building and extended the term of the lease through 2033. As a result of the lease renewal, the Company recorded non-cash
financing activities of $2.6 million for the increase in finance lease assets and liabilities during the first quarter of 2018.
Maturities of lease liabilities as of March 24, 2019 were as follows:

	Operating Leases	Finance Leases
2019, excluding the quarter ended March 24, 2019	$29,314	$1,799
2020	38,791	2,416
2021	35,915	2,434
2022	32,545	2,452
2023	29,188	2,475
Thereafter	107,039	23,792

Total future minimum rental commitments	272,792	35,368
Less – amounts representing interest	(42,531)	(18,507)

Total lease liabilities	$230,261	$16,861

Maturities of lease liabilities as of December 30, 2018 were as follows:

	Operating Leases	Finance Leases
2019	$40,752	$2,396
2020	37,519	2,415
2021	34,538	2,433
2022	30,763	2,451
2023	27,388	2,474
Thereafter	100,310	23,781

Total future minimum rental commitments	$271,270	35,950

Less – amounts representing interest		(18,944)

Total principal payable on finance leases		$17,006

As of March 24, 2019, the Company has additional operating leases for supply chain center tractors and trailers and a new office building being constructed by the Company’s landlord that had not yet commenced with estimated future minimum rental commitments of approximately $43.0 million. The Company has also entered into an additional finance lease for a supply chain center that had not yet commenced with estimated future minimum rental commitments of approximately $28.7 million. These leases are expected to commence in 2019 with lease terms of up to 15 years. These undiscounted amounts are not included in the tables above.
The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $2.3 million and $2.4 million as of March 24, 2019 and December 30, 2018, respectively. We believe that none of these arrangements has or is likely to have a material effect on our results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.
12. Legal Matters
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
13. Supplemental Disclosures of Cash Flow Information
The Company had
non-cash
investing activities related to accruals for capital expenditures of $2.6 million at March 24, 2019 and $3.8 million at December 30, 2018.
14. Sale of Company-owned Stores
Subsequent to the first quarter of 2019, the Company entered into agreements to sell 59 U.S. Company-owned stores to certain of its existing franchisees.

15. New Accounting Pronouncements
Recently Adopted Accounting Standard
Accounting Standards Update
2016-02,
Leases (Topic 842)
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU
2016-02,
Leases (Topic 842)
which requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. On December 31, 2018, the Company adopted ASC 842 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The adoption of ASC 842 had a material impact on the Company’s assets and liabilities due to the recognition of operating lease right-of-
use
assets and lease liabilities on its condensed consolidated balance sheet. The Company elected the optional practical expedient to retain its current classification of leases, and accordingly, the adoption of ASC 842 did not have a material effect on the Company’s condensed consolidated statement of income and condensed consolidated statement of cash flows. Refer to Note 11 for additional disclosure related to the Company’s lease arrangements.
The effects of the changes made to the Company’s condensed consolidated balance sheet as of December 31, 2018 for the adoption of ASC 842 were as follows:

	Balance at December 30, 2018	Adjustments Due to ASC 842	Balance at December 31, 2018
Assets
Current assets:
Prepaid expenses and other	$25,710	$(35)	$25,675
Property, plant and equipment:
Construction in progress	31,822	(1,904)	29,918
Other assets:
Operating lease right-of-use assets	—	218,860	218,860
Liabilities and stockholders’ deficit
Current liabilities:
Operating lease liabilities	—	32,033	32,033
Other accrued liabilities	55,001	(136)	54,865
Long-term liabilities:
Operating lease liabilities	—	194,736	194,736
Other accrued liabilities	40,807	(9,712)	31,095

On December 31, 2018, the Company recorded an adjustment of $226.8 million for operating lease right-of-use
assets and liabilities. The operating lease
right-of-use
assets recorded on the date of adoption were also net of a $7.9 million reclassification of other accrued liabilities and prepaid expenses representing previously deferred (prepaid) rent and lease incentives. The Company also derecognized $1.9 million of construction in progress and other long-term accrued liabilities associated with a new building that will be leased to the Company upon completion in 2019. This lease was previously accounted for as a build-to-suit
arrangement under prior lease accounting guidance.
Accounting Standards Not Yet Adopted
The Company has considered all new accounting standards issued by the FASB. The Company has not yet completed its assessment of the following standard.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unaudited; tabular amounts in millions, except percentages and store data)
The 2019 and 2018 first quarters referenced herein represent the twelve-week periods ended March 24, 2019 and March 25, 2018.
Overview
Domino’s is the largest pizza company in the world based on global retail sales, with more than 16,100 locations in over 85 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties and fees to our independent franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza
®
brand to master franchisees. These master franchisees are charged with developing their geographical area, and they can profit by sub-franchising
and selling ingredients and equipment to those
sub-franchisees,
as well as by running pizza stores directly. Everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.
Our financial results are driven largely by retail sales at our franchise and Company-owned stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and we strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees, as well as Company-owned store and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza
®
brand, the results of our extensive advertising through various media channels, the impact of technological innovation and digital ordering, our ability to execute our strong and proven business model and the overall global economic environment.

	First Quarter of 2019		First Quarter of 2018
Global retail sales growth	+4.6%		+16.8%
Same store sales growth:
U.S. Company-owned stores	+2.1%		+6.4%
U.S. franchise stores	+4.1%		+8.4%

U.S. stores	+3.9%		+8.3%
International stores (excluding foreign currency impact)	+1.8%		+5.0%
Store counts (at end of period):
U.S. Company-owned stores	392		397
U.S. franchise stores	5,511		5,252

U.S. stores	5,903		5,649
International stores	10,211		9,317

Total stores	16,114		14,966

Income statement data:
Total revenues	$836.0	100.0%	$785.4	100.0%
Cost of sales	513.7	61.4%	485.5	61.8%
General and administrative	89.7	10.7%	84.2	10.7%
U.S. franchise advertising	89.1	10.7%	82.2	10.5%

Income from operations	143.5	17.2%	133.5	17.0%
Interest expense, net	(34.4)	(4.1)%	(29.8)	(3.8)%

Income before provision for income taxes	109.1	13.1%	103.7	13.2%
Provision for income taxes	16.5	2.0%	14.8	1.9%

Net income	$92.7	11.1%	$88.8	11.3%

During the first quarter of 2019, we experienced healthy global retail sales growth. Our U.S. and international same store sales growth remained positive but was pressured by our current strategy to increase store concentration in certain markets where we compete.
We also continued our global expansion with the opening of 200 net new stores in the first quarter of 2019. We opened 173 net new stores internationally and 27 net new stores in the U.S. during the first quarter of 2019. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations, and marketing initiatives have combined to strengthen our brand.

Global retail sales, which are total retail sales at franchise and Company-owned stores worldwide, increased 4.6% in the first quarter of 2019. This increase was driven by an increase in worldwide store counts during the trailing four quarters as well as U.S. and international same store sales growth. The impact of foreign currency exchange rates partially offset this increase, resulting from a generally stronger U.S. dollar when compared to the currencies in the international markets in which we compete. U.S. same store sales growth reflected the sustained positive sales trends and the continued success of our products, marketing and technology platforms. International same store sales growth also reflected continued positive performance.
Total revenues increased $50.6 million, or 6.4%, in the first quarter of 2019 due primarily to higher supply chain volumes resulting from order and store count growth, as well as higher U.S. franchise, Company-owned store and international franchise revenues resulting from store count and same store sales growth. The increase in international franchise revenues was partially offset by the negative impact of foreign currency exchange rates. These changes in revenues are described in more detail below.
Income from operations increased $10.0 million, or 7.5%, in the first quarter of 2019, primarily driven by higher royalty revenues from U.S. and international franchised stores, as well as higher supply chain margins. Higher investments in technological initiatives and other strategic areas partially offset these increases in income from operations. Income from operations was also negatively impacted by changes in foreign currency exchange rates in the first quarter of 2019.
Net income increased $3.9 million, or 4.3%, in the first quarter of 2019, driven by higher income from operations, as noted above. This increase in net income was partially offset by higher interest expense resulting primarily from a higher average debt balance.
Revenues

	First Quarter of 2019		First Quarter of 2018
U.S. Company-owned stores	$123.5	14.8%	$121.2	15.4%
U.S. franchise royalties and fees	96.7	11.6%	89.5	11.4%
Supply chain	472.1	56.4%	440.1	56.0%
International franchise royalties and fees	54.6	6.5%	52.4	6.7%
U.S. franchise advertising	89.1	10.7%	82.2	10.5%

Total revenues	$836.0	100.0%	$785.4	100.0%

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
U.S. Stores Revenues

	First Quarter of 2019		First Quarter of 2018
U.S. Company-owned stores	$123.5	39.9%	$121.2	41.4%
U.S. franchise royalties and fees	96.7	31.3%	89.5	30.6%
U.S. franchise advertising	89.1	28.8%	82.2	28.0%

U.S. stores	$309.3	100.0%	$292.9	100.0%

U.S. stores revenues increased $16.4 million, or 5.6%, in the first quarter of 2019, driven primarily by higher U.S. franchise revenues. These changes in U.S. stores revenues are more fully described below.
U.S. Company-Owned Stores
Revenues from U.S. Company-owned store operations increased $2.3 million, or 1.9%, in the first quarter of 2019 due primarily to higher same store sales. Company-owned same store sales increased 2.1% in the first quarter of 2019 and 6.4% in the first quarter of 2018.
U.S. Franchise Royalties and Fees
Revenues from U.S. franchise royalties and fees increased $7.2 million, or 8.1%, in the first quarter of 2019 due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the period. U.S. franchise same store sales increased 4.1% in the first quarter of 2019 and 8.4% in the first quarter of 2018.

U.S. Franchise Advertising
Revenues from U.S. franchise advertising increased $6.9 million, or 8.4%, in the first quarter of 2019 due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the period. U.S. franchise same store sales increased 4.1% in the first quarter of 2019 and 8.4% in the first quarter of 2018.
Supply Chain Revenues

	First Quarter of 2019		First Quarter of 2018
U.S. supply chain	$428.7	90.8%	$398.9	90.6%
International supply chain	43.4	9.2%	41.2	9.4%

Total supply chain	$472.1	100.0%	$440.1	100.0%

U.S. Supply Chain
U.S. supply chain revenues increased $29.8 million, or 7.5%, in the first quarter of 2019 due primarily to higher volumes from increased order counts at the store level and store count growth and an increase in market basket pricing. Our market basket pricing to stores increased 1.8% in the first quarter of 2019, which resulted in an estimated increase in U.S. supply chain revenues of $6.3 million in the first quarter of 2019.
International Supply Chain
Revenues from international supply chain operations increased $2.2 million, or 5.3%, in the first quarter of 2019 due primarily to higher volumes from increased order counts at the store level. The negative impact of changes in foreign currency exchange rates of $2.2 million partially offset the increase in revenues in the first quarter of 2019.
International Franchise Royalties and Fee Revenues
Revenues from international franchise royalties and fees increased $2.2 million, or 4.1%, in the first quarter of 2019. These increases were due primarily to an increase in the average number of international stores open during the period and higher same store sales. The negative impact of changes in foreign currency exchange rates of $3.7 million partially offset the increase in revenues in the first quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, international franchise same store sales increased 1.8% in the first quarter of 2019 and increased 5.0% in the first quarter of 2018.
Cost of Sales / Operating Margin

	First Quarter of 2019		First Quarter of 2018
Consolidated revenues	$836.0	100.0%	$785.4	100.0%
Consolidated cost of sales	513.7	61.4%	485.5	61.8%

Consolidated operating margin	$322.3	38.6%	$299.9	38.2%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs.
Consolidated operating margin (which we define as revenues less cost of sales) increased $22.4 million, or 7.5%, in the first quarter of 2019 due primarily to higher global franchise revenues and higher supply chain volumes. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin.
As a percentage of revenues, the consolidated operating margin increased 0.4 percentage points in the first quarter of 2019. Company-owned store operating margin decreased 0.6 percentage points in the first quarter of 2019 and supply chain operating margin increased 0.6 percentage points in the first quarter of 2019. These changes in margin are more fully discussed below.
U.S. Company-Owned Stores Operating Margin

	First Quarter of 2019		First Quarter of 2018
Revenues	$123.5	100.0%	$121.2	100.0%
Cost of sales	95.5	77.4%	93.0	76.8%

Store operating margin	$27.9	22.6%	$28.1	23.2%

The U.S. Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) decreased $0.2 million, or 0.8%, in the first quarter of 2019 due primarily to higher labor costs, partially offset by higher same store sales. As a percentage of store revenues, the store operating margin decreased 0.6 percentage points in the first quarter of 2019, as discussed in more detail below.
•	Food costs decreased 0.1 percentage points to 27.1% in the first quarter of 2019 due primarily to the leveraging of higher same store sales offset in part by higher food prices.

•	Labor costs increased 1.1 percentage points to 30.8% in the first quarter of 2019 due primarily to an increase in labor rates in certain markets.

Supply Chain Operating Margin

	First Quarter of 2019		First Quarter of 2018
Revenues	$472.1	100.0%	$440.1	100.0%
Cost of sales	418.1	88.6%	392.5	89.2%

Supply chain operating margin	$54.0	11.4%	$47.6	10.8%

The supply chain operating margin increased $6.4 million, or 13.4%, in the first quarter of 2019, primarily driven by higher volumes from increased store orders. As a percentage of supply chain revenues, the supply chain operating margin increased 0.6 percentage points in the first quarter of 2019 due primarily to procurement savings, offset in part by higher labor costs.
General and Administrative Expenses
General and administrative expenses increased $5.5 million, or 6.5%, in the first quarter of 2019, driven by continued investments in technological initiatives and other areas.
U.S. Franchise Advertising Expenses
U.S. franchise advertising expenses increased $6.9 million, or 8.4%, in the first quarter of 2019 due to higher U.S. franchise advertising revenues. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit
advertising fund is obligated to expend such revenues on advertising and these revenues cannot be used for general corporate purposes.
Interest Expense, Net
Interest expense, net increased $4.6 million, or 15.3%, in the first quarter of 2019 driven primarily by higher average borrowings resulting from our recapitalization transaction completed on April 24, 2018 (“2018 Recapitalization”) and the outstanding borrowings under our variable funding notes during the quarter. A higher weighted average borrowing rate also contributed to the increase in interest expense, net.
The Company’s weighted average borrowing rate increased to 4.1% in the first quarter of 2019, from 3.9% in the first quarter of 2018, resulting from the higher interest rates on the debt outstanding in 2019 as compared to the same period in 2018.
Provision for Income Taxes
Provision for income taxes increased $1.7 million, or 11.1%, in the first quarter of 2019 due primarily to higher pre-tax
income. The effective tax rate increased to 15.1% during the first quarter of 2019 as compared to 14.3% in the first quarter of 2018.
Liquidity and Capital Resources
Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 35 to 45 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. The use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock reduces our working capital amounts. As of March 24, 2019, we had working capital of $23.4 million, excluding restricted cash and cash equivalents of $150.1 million, advertising fund assets, restricted, of $98.1 million and advertising fund liabilities of $93.0 million. Working capital includes total unrestricted cash and cash equivalents of $83.1 million.

During the first quarter of 2019, we experienced increases in both U.S. and international same store sales versus the comparable period in the prior year. Additionally, our international and U.S. businesses grew store counts in the first quarter of 2019. These factors contributed to our continued ability to generate positive operating cash flows. We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, excess cash from our recapitalization transactions and available borrowings under our variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We did not have any material commitments for capital expenditures as of March 24, 2019.
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
Restricted Cash
As of March 24, 2019, we had approximately $113.0 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $36.9 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $150.1 million of restricted cash and cash equivalents. As of March 24, 2019, we also held $34.3 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.
Long-Term Debt
As of March 24, 2019, we had approximately $3.48 billion of long-term debt, of which $35.9 million was classified as a current liability. Our fixed and floating rate notes from the recapitalizations we completed in 2018, 2017 and 2015 have original scheduled principal payments of $26.4 million in the remainder of 2019, $35.3 million in each of 2020 and 2021, $888.0 million in 2022, $26.3 million in each of 2023 and 2024, $1.14 billion in 2025, $14.0 million in 2026 and $1.27 billion in 2027. As of March 24, 2019, we had $25.0 million in outstanding borrowings under our variable funding notes and $101.9 million available for borrowing, net of letters of credit issued of $48.1 million. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and, subject to other limitations, other general corporate purposes including dividend payments and share repurchases.
Share Repurchase Programs
Our open market share repurchase programs have historically been funded by excess cash flows. On February 14, 2018, our Board of Directors authorized a share repurchase program to repurchase up to $750.0 million of the Company’s common stock. During the first quarter of 2019, we repurchased and retired 33,549 shares of our common stock under our Board of Directors-approved open market share repurchase program for a total of approximately $8.1 million, or an average price of $242.74 per share. As of March 24, 2019, the Company had a total remaining authorized amount for share repurchases of approximately $150.6 million.
During the first quarter of 2018, we repurchased and retired 448,008 shares for approximately $101.1 million, or an average price of $225.63 per share.
Dividends
On February 20, 2019, the Company’s Board of Directors declared a $0.65 per share quarterly dividend on its outstanding common stock for shareholders of record as of March 15, 2019 which was paid on March 29, 2019. We had approximately $27.2 million accrued for common stock dividends at March 24, 2019.
Subsequent to the first quarter, on April 23, 2019, the Company’s Board of Directors declared a $0.65 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 14, 2019 to be paid on June 28, 2019.

The following table illustrates the main components of our cash flows:

(In millions)	First Quarter of 2019	First Quarter of 2018
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$97.0	$83.7
Net cash used in investing activities	(12.0)	(10.1)
Net cash used in financing activities	(55.1)	(107.8)
Exchange rate changes	0.1	—

Change in cash and cash equivalents, restricted cash and cash equivalents	$30.0	$(34.2)

Operating Activities
Cash provided by operating activities increased $13.3 million in the first quarter of 2019 due to the positive impact of changes in operating assets and liabilities of $7.5 million, an increase in net income of $3.9 million and higher non-cash
amounts of $2.0 million. The positive impact of changes in operating assets and liabilities was primarily related to the timing of payments on accounts payable and accrued liabilities during 2019 as compared to 2018 and was partially offset by the negative impact of changes in advertising fund assets and liabilities, restricted in 2019 as compared to 2018.
Investing Activities
Cash used in investing activities was $12.0 million in the first quarter of 2019, which consisted primarily of $12.2 million of capital expenditures (driven primarily by investments in technological initiatives and supply chain centers).
Cash used in investing activities was $10.1 million in the first quarter of 2018, which consisted primarily of $13.6 million of capital expenditures (driven primarily by investments in technological initiatives, Company-owned stores and supply chain centers) partially offset by maturities of restricted advertising fund investments of $4.0 million.
Financing Activities
Cash used in financing activities was $55.1 million in the first quarter of 2019, primarily related to repayments of long-term debt of $49.0 million (of which $40.0 million related to the repayment of borrowings under our variable funding notes) and the repurchase of approximately $8.1 million in common stock under our Board of Directors-approved open market share repurchase program.
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
 Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our substantial increased indebtedness as a result of our recapitalization transactions and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future; the impact a downgrade in our credit rating may have on our business, financial condition and results of operations; our future financial performance and our ability to pay principal and interest on our indebtedness; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry; the impact of social media and other consumer-oriented technologies on our business, brand and reputation; new product, digital ordering and concept developments by us, and other food-industry competitors; our ability to maintain good relationships with our franchisees and their ongoing level of profitability; our ability to successfully implement cost-saving strategies; our ability and that of our franchisees to successfully operate in the current and future credit environment; changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in operating expenses resulting from changes in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate; changes in foreign currency exchange rates; our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel; our ability to find and/or retain suitable real estate for our stores and supply chain centers; changes in government legislation and regulations, including changes in laws and regulations regarding information privacy and consumer protection; adverse legal judgments or settlements; food-borne illness or contamination of products; data breaches, power loss, technological failures, user error or other cyber risks; the effect of war, terrorism or catastrophic events; our ability to pay dividends and repurchase shares; changes in consumer preferences, spending and traffic patterns and demographic trends; changes in accounting policies; and adequacy of our insurance coverage. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this press release might not occur. All forward-looking statements speak only as of the date of this press release and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or other applicable law, we will not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this press release, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on the forward-looking statements included in this press release or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we issued fixed and floating rate notes and entered into variable funding notes and, at March 24, 2019, we are exposed to interest rate risk on borrowings under our floating rate notes and variable funding notes. As of March 24, 2019, we had $25.0 million outstanding under our variable funding notes. Our floating rate notes and our variable funding notes bear interest at fluctuating interest rates based on LIBOR.
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
We are exposed to market risks from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. We may periodically enter into financial instruments to manage this risk. We do not engage in speculative transactions or hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled
and are accounted for as normal purchases.
We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.5% of our total revenues in the first quarter of 2019 and approximately 6.7% of our total revenues in the first quarter of 2018 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $4.8 million in the first quarter of 2019.
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
During the quarterly period ended March 24, 2019, there were no changes in the Company’s internal controls over financial reporting as defined in Rules
 13a-15(f)
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
filed with the Securities and Exchange Commission on February 21, 2019, on February 14, 2011, Domino’s Pizza LLC was named as a defendant in a lawsuit along with Fischler Enterprises of C.F., Inc., a franchisee, and Jeffrey S. Kidd, the franchisee’s delivery driver, filed by Yvonne Wiederhold, the plaintiff, as Personal Representative of the Estate of Richard E. Wiederhold, deceased. The case involved a traffic accident in which the franchisee’s delivery driver is alleged to have caused an accident involving a vehicle driven by Richard Wiederhold. Mr. Wiederhold sustained spinal injuries resulting in quadriplegia and passed away several months after the accident. The jury returned a $10.1 million judgment for the plaintiff where the Company and Mr. Kidd were found to be 90% liable (after certain offsets and other deductions the final verdict was $8.9 million). In the second quarter of 2016, the trial court ruled on all post-judgment motions and entered the judgment. The Company denies liability and in the third quarter of 2016 filed an appeal of the verdict on a variety of grounds. On May 11, 2018, the court of appeals reversed and remanded the case to the trial court for a new trial based on the plaintiff’s improper closing argument. The Company continues to deny liability in this matter.
While we may occasionally be party to large claims, including class action suits, we do not believe that any existing matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
There have been no material changes in the risk factors previously disclosed in our 2018 Form
 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
Period #1 (December 31, 2018 to January 27, 2019)	34,802	$242.75	33,549	$150,645
Period #2 (January 28, 2019 to February 24, 2019)	1,379	290.02	—	150,645
Period #3 (February 25, 2019 to March 24, 2019)	3,583	251.14	—	150,645

Total	39,764	$245.15	33,549	$150,645

(1)	6,215 shares in the first quarter of 2019 were purchased as part of the Company’s employee stock payroll deduction plan. During the first quarter, the shares were purchased at an average price of $258.14.

(2)	As previously disclosed, on February 14, 2018, the Company’s Board of Directors authorized a $750.0 million share repurchase program, which has no expiration date. As of March 24, 2019, the Company had approximately $150.6 million remaining for future share repurchases under this program. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	First Amendment to the Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan dated as of January 1, 2019

31.1	Certification by Richard E. Allison, Jr. pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Jeffrey D. Lawrence pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

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

101.INS	XBRL Instance Document. -The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC. (Registrant)

Date: April 24, 2019	/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)