Form 10-Q
period 2019-06-16
DOMINOS PIZZA INC
filed 2019-07-16
CIK 1286681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 16, 2019
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

(734)
930-3030
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Domino’s Pizza, Inc. Common Stock, $0.01 par value	DPZ	New York Stock Exchange

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
of the Exchange Act).    Yes
☐
    No
☒
As of July 9, 2019, Domino’s Pizza,
Inc. had 41,232,984 shares
of common stock
, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 16, 2019	December 30, 2018 (1)
Assets
Current assets:
Cash and cash equivalents	$108,259	$25,438
Restricted cash and cash equivalents	152,713	166,993
Accounts receivable, net	182,904	190,091
Inventories	44,281	45,975
Prepaid expenses and other	37,578	25,710
Advertising fund assets, restricted	117,712	112,744

Total current assets	643,447	566,951

Property, plant and equipment:
Land and buildings	41,385	41,147
Leasehold and other improvements	155,532	170,498
Equipment	237,088	243,654
Construction in progress	29,314	31,822

	463,319	487,121
Accumulated depreciation and amortization	(249,184)	(252,182)

Property, plant and equipment, net	214,135	234,939

Other assets:
Operating lease right-of-use assets	211,204	—
Goodwill	13,542	14,919
Capitalized software, net	69,629	63,809
Other assets	21,965	21,241
Deferred income taxes	3,245	5,526

Total other assets	319,585	105,495

Total assets	$1,177,167	$907,385

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$35,919	$35,893
Accounts payable	82,456	92,546
Operating lease liabilities	30,156	—
Insurance reserves	22,078	22,210
Dividends payable	27,355	581
Advertising fund liabilities	113,416	107,150
Other accrued liabilities	101,526	121,363

Total current liabilities	412,906	379,743

Long-term liabilities:
Long-term debt, less current portion	3,414,988	3,495,691
Operating lease liabilities	188,305	—
Insurance reserves	33,507	31,065
Other accrued liabilities	31,747	40,807

Total long-term liabilities	3,668,547	3,567,563

Stockholders’ deficit:
Common stock	412	410
Additional paid-in capital	10,788	569
Retained deficit	(2,911,278)	(3,036,471)
Accumulated other comprehensive loss	(4,208)	(4,429)

Total stockholders’ deficit	(2,904,286)	(3,039,921)

Total liabilities and stockholders’ deficit	$1,177,167	$907,385

(1)	The balance sheet at December 30, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 16,	June 17,	June 16,	June 17,
(In thousands, except per share data)	2019	2018	2019	2018
Revenues:
U.S. Company-owned stores	$105,001	$118,795	$228,451	$239,981
U.S. franchise royalties and fees	95,594	87,418	192,302	176,908
Supply chain	467,577	440,917	939,677	880,980
International franchise royalties and fees	54,975	51,337	109,559	103,758
U.S. franchise advertising	88,500	80,929	177,621	163,140

Total revenues	811,647	779,396	1,647,610	1,564,767

Cost of sales:
U.S. Company-owned stores	80,366	91,976	175,906	185,014
Supply chain	414,610	393,840	832,744	786,308

Total cost of sales	494,976	485,816	1,008,650	971,322

Operating margin	316,671	293,580	638,960	593,445

General and administrative	89,248	86,506	178,912	170,684
U.S. franchise advertising	88,500	80,929	177,621	163,140

Income from operations	138,923	126,145	282,427	259,621
Interest income	922	1,179	1,615	1,659
Interest expense	(33,866)	(36,127)	(68,920)	(66,413)

Income before provision for income taxes	105,979	91,197	215,122	194,867
Provision for income taxes	13,620	13,789	30,113	28,632

Net income	$92,359	$77,408	$185,009	$166,235

Earnings per share:
Common stock - basic	$2.25	$1.84	$4.52	$3.92
Common stock - diluted	2.19	1.78	4.38	3.78

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 16,	June 17,	June 16,	June 17,
(In thousands)	2019	2018	2019	2018
Net income	$92,359	$77,408	$185,009	$166,235
Currency translation adjustment	(16)	(603)	221	(1,058)

Comprehensive income	$92,343	$76,805	$185,230	$165,177

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Fiscal Quarters Ended
	June 16,	June 17,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$185,009	$166,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,850	23,310
Loss on sale/disposal of assets	2,829	519
Amortization of debt issuance costs	2,198	5,469
Provision for deferred income taxes	2,276	1,484
Non-cash compensation expense	8,589	11,443
Excess tax benefits from equity-based compensation	(18,446)	(15,318)
Other	550	111
Changes in operating assets and liabilities	(10,713)	(50,165)
Changes in advertising fund assets and liabilities, restricted	1,411	11,624

Net cash provided by operating activities	201,553	154,712

Cash flows from investing activities:
Capital expenditures	(25,708)	(37,290)
Proceeds from sale of assets	8,161	323
Maturities of advertising fund investments, restricted	15,152	29,007
Purchases of advertising fund investments, restricted	—	(35,152)
Other	(132)	(672)

Net cash used in investing activities	(2,527)	(43,784)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	905,000
Repayments of long-term debt and finance lease obligations	(82,886)	(586,133)
Proceeds from exercise of stock options	9,290	5,206
Purchases of common stock	(11,453)	(320,067)
Tax payments for restricted stock upon vesting	(2,567)	(2,318)
Payments of common stock dividends and equivalents	(26,680)	(23,538)
Cash paid for financing costs	—	(8,207)

Net cash used in financing activities	(114,296)	(30,057)

Effect of exchange rate changes on cash	111	(132)

Change in cash and cash equivalents, restricted cash and cash equivalents	84,841	80,739

Cash and cash equivalents, beginning of period	25,438	35,768
Restricted cash and cash equivalents, beginning of period	166,993	191,762
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	44,988	27,316

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	237,419	254,846

Cash and cash equivalents, end of period	108,259	157,788
Restricted cash and cash equivalents, end of period	152,713	144,970
Cash and cash equivalents included in advertising fund assets, restricted, end of period	61,288	32,827

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$322,260	$335,585

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)
June 16, 2019
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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended June 16, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2019.
Updates to Significant Accounting Policies
The Company adopted Accounting Standards Codification 842,
Leases
(“ASC 842”) in the first quarter of 2019. As a result, the Company updated its significant accounting policies for leases below. Refer to Note 7 for additional information related to the Company’s lease arrangements and Note 11 for the impact of the adoption of ASC 842 on the Company’s condensed consolidated financial statements.
Leases
The Company leases certain retail store and supply chain center locations, supply chain vehicles and its corporate headquarters. The Company determines whether an arrangement is or contains a lease at contract inception. The majority of the Company’s leases are classified as operating leases, which are included in operating lease right-of-use assets and operating lease liabilities in the Company’s condensed consolidated balance sheet. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt on the Company’s condensed consolidated balance sheet.
Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement, as well as any variable rate payments that depend on an index, initially measured using the index at the lease commencement date. Lease terms may include options to renew when it is reasonably certain that the Company will exercise that option.
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

	Fiscal Quarters Ended June 16, 2019 and June 17, 2018
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2019	$289,095	$495,989	$54,975	$(28,412)	$—	$811,647
2018	287,142	474,471	51,337	(33,554)	—	779,396
Income from operations
2019	$77,050	$41,305	$41,432	N/A	$(20,864)	$138,923
2018	73,193	36,494	39,104	N/A	(22,646)	126,145
Segment Income
2019	$82,006	$45,382	$41,491	N/A	$(9,235)	$159,644
2018	76,087	39,454	39,150	N/A	(10,241)	144,450

	Two Fiscal Quarters Ended June 16, 2019 and June 17, 2018
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2019	$598,374	$1,001,670	$109,559	$(61,993)	$—	$1,647,610
2018	580,029	948,426	103,758	(67,446)	—	1,564,767
Income from operations
2019	$157,664	$83,327	$84,186	N/A	$(42,750)	$282,427
2018	148,481	73,866	80,628	N/A	(43,354)	259,621
Segment Income
2019	$165,604	$91,429	$84,290	N/A	$(19,628)	$321,695
2018	154,431	79,610	80,721	N/A	(19,337)	295,425

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 16,	June 17,	June 16,	June 17,
	2019	2018	2019	2018
Total Segment Income	$159,644	$144,450	$321,695	$295,425
Depreciation and amortization	(14,060)	(12,240)	(27,850)	(23,310)
Loss on sale/disposal of assets	(2,680)	(154)	(2,829)	(519)
Non-cash compensation expense	(3,981)	(5,379)	(8,589)	(11,443)
Recapitalization-related expenses	—	(532)	—	(532)

Income from operations	138,923	126,145	282,427	259,621
Interest income	922	1,179	1,615	1,659
Interest expense	(33,866)	(36,127)	(68,920)	(66,413)

Income before provision for income taxes	$105,979	$91,197	$215,122	$194,867

3. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 16,	June 17,	June 16,	June 17,
	2019	2018	2019	2018
Net income available to common stockholders - basic and diluted	$92,359	$77,408	$185,009	$166,235

Basic weighted average number of shares	41,023,269	42,044,035	40,944,400	42,433,073
Earnings per share – basic	$2.25	$1.84	$4.52	$3.92
Diluted weighted average number of shares	42,236,507	43,582,996	42,219,649	43,981,253
Earnings per share – diluted	$2.19	$1.78	$4.38	$3.78

The denominators used in calculating diluted earnings per share for the second quarter and two fiscal quarters of 2019 each do not include 71,180 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the second quarter and two fiscal quarters of 2019 each do not include
93,412
restricted performance shares, as the performance targets for these awards had not yet been met.
The denominators used in calculating diluted earnings per share for common stock for the second quarter and two fiscal quarters of 2018 do not include
68,760
and
90,670
options, respectively, to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the second quarter and two fiscal quarters of 2018 each do not include 116,624
restricted performance shares, as the performance targets for these awards had not yet been met.
4. Changes in Stockholders’ Deficit
The following table summarizes changes in stockholders’ deficit for the second quarter of 2019.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at March 24, 2019	41,083,890	$411	$5,464	$(2,976,848)	$(4,192)
Net income	—	—	—	92,359	—
Dividends declared on common stock and equivalents ($ 0.65 per share)	—	—	—	(26,789)	—
Issuance and cancellation of stock awards, net	(3,079)	—	—	—	—
Tax payments for restricted stock upon vesting	(377)	—	(100)	—	—
Purchases of common stock	(12,295)	(1)	(3,308)	—	—
Exercise of stock options	164,219	2	4,751	—	—
Non-cash compensation expense	—	—	3,981	—	—
Currency translation adjustment	—	—	—	—	(16)

Balance at June 16, 2019	41,232,358	$412	$10,788	$(2,911,278)	$(4,208)

The following table summarizes changes in stockholders
’
deficit for the two fiscal quarters of 2019.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 30, 2018	40,977,561	$410	$569	$(3,036,471)	$(4,429)
Net income	—	—	—	185,009	—
Dividends declared on common stock and equivalents ($ 1.30 per share)	—	—	—	(53,454)	—
Issuance and cancellation of stock awards, net	5,161		—	—	—
Tax payments for restricted stock upon vesting	(9,441)	—	(2,567)	—	—
Purchases of common stock	(45,844)	(1)	(5,090)	(6,362)	—
Exercise of stock options	304,921	3	9,287	—	—
Non-cash compensation expense	—	—	8,589	—	—
Currency translation adjustment	—	—	—	—	221

Balance at June 16, 2019	41,232,358	$412	$10,788	$(2,911,278)	$(4,208)

Subsequent to the second quarter, on
July 10, 2019
, the Company’s Board of Directors declared a $0.65 per share quarterly dividend on its outstanding common stock for shareholders of record as of
September 13, 2019
to be paid on
September 30, 2019
.

The following table summarizes changes in stockholders’ deficit for the second quarter of 2018.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at March 25, 2018	42,625,881	$426	$137	$(2,768,591)	$(2,836)
Net income	—	—	—	77,408	—
Dividends declared on common stock and equivalents ($ 0.55 per share)	—	—	—	(23,012)	—
Issuance and cancellation of stock awards, net	(1,340)	—	—	—	—
Tax payments for restricted stock upon vesting	(76)	—	(19)	—	—
Purchases of common stock	(905,556)	(9)	(6,248)	(212,726)	—
Exercise of stock options	118,784	1	1,487	—	—
Non-cash compensation expense	—	—	5,380	—	—
Currency translation adjustment	—	—	—	—	(603)

Balance at June 17, 2018	41,837,693	$418	$737	$(2,926,921)	$(3,439)

The following table summarizes changes in stockholders’ deficit for the two fiscal quarters of 2018.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 31, 2017	42,898,329	$429	$5,654	$(2,739,437)	$(2,030)
Net income	—	—	—	166,235	—
Dividends declared on common stock and equivalents ($ 1.10 per share)	—	—	—	(46,561)	—
Issuance and cancellation of stock awards, net	7,866	—	—	—	—
Tax payments for restricted stock upon vesting	(10,237)	—	(2,318)	—	—
Purchases of common stock	(1,353,564)	(14)	(19,245)	(300,808)	—
Exercise of stock options	295,299	3	5,203	—	—
Non-cash compensation expense	—	—	11,443	—	—
Adoption of revenue recognition accounting standard	—	—	—	(6,701)	—
Currency translation adjustment	—	—	—	—	(1,058)
Reclassification adjustment for stranded taxes	—	—	—	351	(351)

Balance at June 17, 2018	41,837,693	$418	$737	$(2,926,921)	$(3,439)

5. Fair Value Measurements
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

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at June 16, 2019 and December 30, 2018:

	At June 16, 2019
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$93,178	$93,178	$—	$—
Restricted cash equivalents	91,476	91,476	—	—
Investments in marketable securities	10,068	10,068	—	—
Advertising fund cash equivalents, restricted	52,055	52,055	—	—
Advertising fund investments, restricted	35,000	35,000	—	—

	At December 30, 2018
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$11,877	$11,877	$—	$—
Restricted cash equivalents	112,272	112,272	—	—
Investments in marketable securities	8,718	8,718	—	—
Advertising fund cash equivalents, restricted	31,547	31,547	—	—
Advertising fund investments, restricted	50,152	50,152	—	—
Management estimated the approximate fair values of the 2015 fixed rate notes, the 2017 fixed and floating rate notes and the 2018 fixed rate notes as follows:

	June 16, 2019		December 30, 2018
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Fixed Rate Notes	$776,000	$810,920	$780,000	$783,120
2017 Five-Year Fixed Rate Notes	589,500	589,500	592,500	575,910
2017 Ten-Year Fixed Rate Notes	982,500	1,014,923	987,500	956,888
2017 Five-Year Floating Rate Notes	294,750	294,455	296,250	295,065
2018 7.5-Year Fixed Rate Notes	420,750	432,952	422,875	416,955
2018 9.25-Year Fixed Rate Notes	396,000	413,820	398,000	396,010
At June 16, 2019, the Company did not have any outstanding borrowings under its variable funding notes. The Company had $65.0 million outstanding under its variable funding notes at December 30, 2018. Borrowings under the variable funding notes are a variable rate loan. The fair value of this loan approximated book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. This fair value represents a Level 2 measurement.
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
6. Revenue Disclosures
Contract Liabilities
Contract liabilities consist of deferred franchise fees and deferred development fees. Changes in contract liabilities were as follows:

	Two Fiscal Quarters Ended
	June 16,	June 17,
	2019	2018
Contract liabilities at beginning of period	$19,900	$19,404
Revenue recognized during the period	(2,630)	(2,325)
New deferrals due to cash received and other	1,807	3,239

Contract liabilities at end of period	$19,077	$20,318

Advertising Fund Assets
As of June 16, 2019, advertising fund assets, restricted of $117.7 million consisted of $96.3 million of cash, cash equivalents and investments, $18.6 million of accounts receivable and $2.8 million of prepaid expenses. As of June 16, 2019, advertising fund cash, cash equivalents and investments included $4.3 million of cash contributed from Company-owned stores that had not yet been expended.
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

7.
Lease Disclosures
The Company leases certain retail store and supply chain center locations, supply chain vehicles and its corporate headquarters with expiration dates through 2034.
The components of operating and finance lease cost for the second quarter and two fiscal quarters of 2019 were as follows:

	Fiscal Quarter Ended	Two Fiscal Quarters Ended
	June 16,	June 16,
	2019	2019
Operating lease cost	$9,518	$20,314

Finance lease cost:
Amortization of right-of-use assets	255	509
Interest on lease liabilities	317	796

Total finance lease cost	$572	$1,305
Rent expense totaled $
15.9
million and $
32.3
million in the second quarter and two fiscal quarters of 2019, respectively, and totaled $
15.2
million and $
30.6
million in the second quarter and two fiscal quarters of 2018, respectively. Rent expense includes operating lease cost, as well as expense for non-lease
components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals.
Supplemental balance sheet information related to the Company’s leases as of June 16, 2019 and December 30, 2018 was as follows:

	June 16,	December 30,
	2019	2018
Land and buildings	$22,183	$22,171
Accumulated depreciation and amortization	(7,187)	(6,678)

Finance lease assets, net	$14,996	$15,493
Current portion of long-term debt	$669	$643
Long-term debt, less current portion	16,087	16,363

Total principal payable on finance leases	$16,756	$17,006
As of June 16, 2019, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	Operating	Finance
	Leases	Leases
Weighted average remaining lease term	8 years	14 years
Weighted average discount rate	3.9%	11.3%
Supplemental cash flow information related to leases for the second quarter and two fiscal quarters of 2019 was as follows:

	Fiscal Quarter Ended	Two Fiscal Quarters Ended
	June 16, 2019	June 16, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,398	$20,088
Operating cash flows from finance leases	317	796
Financing cash flows from finance leases	106	261
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	13,391	26,368
Finance leases	—	—
During the first quarter of 2018, the Company renewed the lease of a supply chain center building and extended the term of the lease through 2033. As a result of the lease renewal, the Company recorded non-cash financing activities of $2.6 million for the increase in capital lease assets and liabilities during the two fiscal quarters of 2018.

Maturities of lease liabilities as of June 16, 2019 were as follows:
	Operating	Finance
	Leases	Leases
2019	$19,825	$1,389
2020	36,827	2,416
2021	34,323	2,434
2022	31,191	2,452
2023	28,591	2,475
Thereafter	105,474	23,796

Total future minimum rental commitments	256,231	34,962
Less – amounts representing interest	(37,770)	(18,206)

Total lease liabilities	$218,461	$16,756

Maturities of lease liabilities as of December 30, 2018 were as follows:

	Operating	Finance
	Leases	Leases
2019	$40,752	$2,396
2020	37,519	2,415
2021	34,538	2,433
2022	30,763	2,451
2023	27,388	2,474
Thereafter	100,310	23,781

Total future minimum rental commitments	$271,270	35,950
Less – amounts representing interest		(18,944)

Total principal payable on finance leases		$17,006

As of June 16, 2019, the Company has additional operating leases for supply chain center tractors and trailers and a new office building being constructed by the Company’s landlord that had not yet commenced with estimated future minimum rental commitments of approximately $36.4 million. The Company has also entered into an additional finance lease for a supply chain center that had not yet commenced with estimated future minimum rental commitments of approximately $28.7 million. These leases are expected to commence in 2019 with lease terms of up to 15 years. These undiscounted amounts are not included in the tables above.
The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $18.2 million and $2.4 million as of June 16, 2019 and December 30, 2018, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.

8
. Legal Matters
On February 14, 2011, Domino’s Pizza LLC was named as a defendant in a lawsuit along with Fischler Enterprises of C.F., Inc., a franchisee, and Jeffrey S. Kidd, the franchisee’s delivery driver, filed by Yvonne Wiederhold, the plaintiff, as Personal Representative of the Estate of Richard E. Wiederhold, deceased. The case involved a traffic accident in which the franchisee’s delivery driver is alleged to have caused an accident involving a vehicle driven by Richard Wiederhold. Mr. Wiederhold sustained spinal injuries resulting in quadriplegia and passed away several months after the accident. The case went to trial in 2016 and the Company was found liable, but the verdict was reversed by the Florida Fifth District Court of Appeals in May 2018 and was remanded to the Ninth Judicial Circuit Court of Florida for a new trial. The case was tried again in June 2019 and the jury returned an $9.0 million judgment for the plaintiff where the Company and Mr. Kidd were found to be 100% liable (after certain offsets and other deductions the final verdict was $8.0 million). The Company continues to deny liability and has filed post-judgment motions with the ultimate intention of filing another appeal of the verdict, if necessary.
9. Supplemental Disclosures of Cash Flow Information
The Company had
non-cash
investing activities related to accruals for capital expenditures of $4.8 million at June 16, 2019 and $3.8 million at December 30, 2018.

10. Sale of Company-owned Stores
During the second quarter of 2019, the Company sold 59 U.S. Company-owned stores to certain of its existing U.S. franchisees for proceeds of $9.7 million, of which $8.1 million was received in cash during the quarter. The remaining $1.6 million was included in short-term notes receivable as of June 16, 2019. In connection with the sale of the stores, the Company recorded a $2.4 million pre-tax loss on the sale of the related assets and liabilities, which included a $1.4 million reduction in goodwill. The loss was recorded in general and administrative expense in the Company’s condensed consolidated statements of income.
11. New Accounting Pronouncements
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
The adoption of ASC 842 had a material impact on the Company’s assets and liabilities due to the recognition of operating lease right-of-use assets and lease liabilities on its condensed consolidated balance sheet. The Company elected the optional practical expedient to retain its current classification of leases, and accordingly, the adoption of ASC 842 did not have a material effect on the Company’s condensed consolidated statement of income and condensed consolidated statement of cash flows. Refer to Note 7 for additional disclosure related to the Company’s lease arrangements.
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

Accounting Standards Not Yet Adopted
The Company has considered all new accounting standards issued by the FASB. The Company has not yet completed its assessment of the following standards.
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
ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40)
In August 2018, the FASB issued ASU 2018-15,
 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
(“ASU 2018-15”), which aligns the accounting for implementation costs of a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 also requires companies to amortize these implementation costs over the life of the service contract in the same line in the statement of income as the fees associated with the hosting service. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unaudited; tabular amounts in millions, except percentages and store data)
The 2019 and 2018 second quarters referenced herein represent the twelve-week periods ended June 16, 2019 and June 17, 2018, respectively. The 2019 and 2018 two fiscal quarters referenced herein represent the twenty-four-week periods ended June 16, 2019 and June 17, 2018, respectively.
Overview
Domino’s is the largest pizza company in the world based on global retail sales, with more than 16,300 locations in over 85 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties and fees to our independent franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza
®
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

	Second Quarter of 2019		Second Quarter of 2018		Two Fiscal Quarters of 2019		Two Fiscal Quarters of 2018
Global retail sales growth	+5.1%		+12.6%		+4.8%		+14.7%
Same store sales growth:
U.S. Company-owned stores (1)	+2.1%		+5.1%		+2.6%		+5.8%
U.S. franchise stores (1)	+3.1%		+7.0%		+3.5%		+7.7%

U.S. stores	+3.0%		+6.9%		+3.5%		+7.6%
International stores (excluding foreign currency impact)	+2.4%		+4.0%		+2.1%		+4.4%
Store counts (at end of period):
U.S. Company-owned stores	333		396
U.S. franchise stores	5,612		5,296

U.S. stores	5,945		5,692
International stores	10,369		9,430

Total stores	16,314		15,122
Income statement data:
Total revenues	$811.6	100.0%	$779.4	100.0%	$1,647.6	100.0%	$1,564.8	100.0%
Cost of sales	495.0	61.0%	485.8	62.3%	1,008.7	61.2%	971.3	62.1%
General and administrative	89.2	11.0%	86.5	11.1%	178.9	10.9%	170.7	10.9%
U.S. franchise advertising	88.5	10.9%	80.9	10.4%	177.6	10.8%	163.1	10.4%

Income from operations	138.9	17.1%	126.1	16.2%	282.4	17.1%	259.6	16.6%
Interest expense, net	(32.9)	(4.0)%	(34.9)	(4.5)%	(67.3)	(4.0)%	(64.8)	(4.1)%

Income before provision for income taxes	106.0	13.1%	91.2	11.7%	215.1	13.1%	194.9	12.5%
Provision for income taxes	13.6	1.7%	13.8	1.8%	30.1	1.9%	28.6	1.9%

Net income	$92.4	11.4%	$77.4	9.9%	$185.0	11.2%	$166.2	10.6%

(1)	During the second quarter of 2019, the Company sold 59 U.S. Company-owned stores to certain of its existing U.S. franchisees. The same store sales growth for these stores is reflected in U.S. franchise stores in the second quarter and two fiscal quarters of 2019.

During the second quarter and two fiscal quarters of 2019, we experienced global retail sales growth. Our U.S. and international same store sales growth remained positive but was pressured by our current strategy to increase store concentration in certain markets where we compete.

We also continued our global expansion with the opening of 200 net new stores in the second quarter of 2019, bringing our year-to-date
total to 400. We opened 158 net new stores internationally and 42 net new stores in the U.S. during the second quarter of 2019. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations, and marketing initiatives, have combined to strengthen our brand.
Global retail sales, which are total worldwide retail sales at franchise and Company-owned stores, increased 5.1% in the second quarter of 2019 and increased 4.8% in the two fiscal quarters of 2019. These increases were driven by an increase in worldwide store counts during the trailing four quarters as well as U.S. and international same store sales growth. The negative impact of changes in foreign currency exchange rates partially offset this increase, resulting from a generally stronger U.S. dollar when compared to the currencies in the international markets in which we compete. U.S. same store sales growth reflected the sustained positive sales trends and the continued success of our products, marketing and technology platforms. International same store sales growth also reflected continued positive performance.
Total revenues increased $32.2 million, or 4.1%, in the second quarter of 2019 and increased $82.8 million, or 5.3%, in the two fiscal quarters of 2019. These increases were due primarily to higher global retail sales, which resulted in higher supply chain and global franchise revenues. The increases in international franchise revenues were partially offset by the negative impact of changes in foreign currency exchange rates. These increases in revenues were also partially offset by lower U.S. Company-owned store revenues resulting from the sale of 59 Company-owned stores to certain of our existing U.S. franchisees during the second quarter of 2019 (the “Second Quarter Store Sale”). These changes in revenues are described in more detail below.
Income from operations increased $12.8 million, or 10.1%, in the second quarter of 2019 and increased $22.8 million, or 8.8%, in the two fiscal quarters of 2019. These increases were primarily driven by higher royalty revenues from U.S. and international franchised stores, as well as higher supply chain margins. Higher investments in technological initiatives and other areas and a $2.4 million pre-tax
loss related to the Second Quarter Store Sale partially offset these increases. Income from operations was also negatively impacted by changes in foreign currency exchange rates in the second quarter and the two fiscal quarters of 2019.
Net income increased $15.0 million, or 19.3%, in the second quarter of 2019 and increased $18.8 million, or 11.3%, in the two fiscal quarters of 2019, driven by higher income from operations and lower tax expense resulting primarily from higher excess tax benefits from equity-based compensation. Net income further benefited from lower interest expense in the second quarter of 2019 resulting from $3.3 million of incremental interest expense recorded in the second quarter of 2018 in connection with our recapitalization transaction completed on April 24, 2018 (the “2018 Recapitalization”). The increase in net income in the two fiscal quarters of 2019 was partially offset by higher interest expense resulting primarily from a higher average debt balance and a higher weighted average borrowing rate following the 2018 Recapitalization.
Revenues

	Second Quarter		Second Quarter		Two Fiscal		Two Fiscal
	of 2019		of 2018		Quarters of 2019		Quarters of 2018
U.S. Company-owned stores	$105.0	12.9%	$118.8	15.2%	$228.5	13.9%	$240.0	15.3%
U.S. franchise royalties and fees	95.6	11.8%	87.4	11.2%	192.3	11.7%	176.9	11.3%
Supply chain	467.6	57.6%	440.9	56.6%	939.7	57.0%	881.0	56.4%
International franchise royalties and fees	55.0	6.8%	51.3	6.6%	109.6	6.6%	103.8	6.6%
U.S. franchise advertising	88.5	10.9%	80.9	10.4%	177.6	10.8%	163.1	10.4%

Total revenues	$811.6	100.0%	$779.4	100.0%	$1,647.6	100.0%	$1,564.8	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties, advertising contributions and fees from our U.S. franchised stores, royalties and fees from our international franchised stores and sales of food, equipment and supplies from our supply chain centers to all of our U.S. franchised stores and certain international franchised stores. Company-owned store, franchised store and supply chain revenues may vary from period to period due to changes in store count mix. Supply chain revenues may also vary significantly from period to period as a result of fluctuations in commodity prices as well as the mix of products we sell.
U.S. Stores Revenues

	Second Quarter		Second Quarter		Two Fiscal		Two Fiscal
	of 2019		of 2018		Quarters of 2019		Quarters of 2018
U.S. Company-owned stores	$105.0	36.3%	$118.8	41.4%	$228.5	38.2%	$240.0	41.4%
U.S. franchise royalties and fees	95.6	33.1%	87.4	30.4%	192.3	32.1%	176.9	30.5%
U.S. franchise advertising	88.5	30.6%	80.9	28.2%	177.6	29.7%	163.1	28.1%

U.S. stores	$289.1	100.0%	$287.1	100.0%	$598.4	100.0%	$580.0	100.0%

U.S. Company-Owned Stores
Revenues from U.S. Company-owned store operations decreased $13.8 million, or 11.6%, in the second quarter of 2019 and decreased $11.5 million, or 4.8%, in the two fiscal quarters of 2019 due primarily to the Second Quarter Store Sale. These decreases in revenues were partially offset by higher same store sales. Company-owned same store sales increased 2.1% in the second quarter of 2019 and increased 2.6% in the two fiscal quarters of 2019. Company-owned same store sales increased 5.1% in the second quarter of 2018 and increased 5.8% in the two fiscal quarters of 2018.
U.S. Franchise Royalties and Fees
Revenues from U.S. franchise royalties and fees increased $8.2 million, or 9.4%, in the second quarter of 2019 and increased $15.4 million, or 8.7%, in the two fiscal quarters of 2019 due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the period due to net store growth and, to a lesser extent, the Second Quarter Store Sale. U.S. franchise same store sales increased 3.1% in the second quarter of 2019 and increased 3.5% in the two fiscal quarters of 2019. U.S. franchise same store sales increased 7.0% in the second quarter of 2018 and increased 7.7% in the two fiscal quarters of 2018.
U.S. Franchise Advertising
Revenues from U.S. franchise advertising increased $7.6 million, or 9.4%, in the second quarter of 2019 and increased $14.5 million, or 8.9%, in the two fiscal quarters of 2019 due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the period due to net store growth and, to a lesser extent, the Second Quarter Store Sale. U.S. franchise same store sales increased 3.1% in the second quarter of 2019 and increased 3.5% in the two fiscal quarters of 2019. U.S. franchise same store sales increased 7.0% in the second quarter of 2018 and increased 7.7% in the two fiscal quarters of 2018.
Supply Chain Revenues

	Second Quarter		Second Quarter		Two Fiscal		Two Fiscal
	of 2019		of 2018		Quarters of 2019		Quarters of 2018
U.S. supply chain	$424.6	90.8%	$399.7	90.7%	$853.3	90.8%	$798.6	90.6%
International supply chain	43.0	9.2%	41.2	9.3%	86.4	9.2%	82.4	9.4%

Total supply chain	$467.6	100.0%	$440.9	100.0%	$939.7	100.0%	$881.0	100.0%

U.S. Supply Chain
U.S. supply chain revenues increased $24.9 million, or 6.2%, in the second quarter of 2019 and increased $54.7 million, or 6.8%, in the two fiscal quarters of 2019. These increases were due primarily to higher volumes from increased orders resulting from an increase in the average number of U.S. franchise stores open during the period and an increase in market basket pricing. Our market basket pricing to stores increased 2.3% in the second quarter of 2019 and increased 2.0% in the two fiscal quarters of 2019, which resulted in an estimated increase in U.S. supply chain revenues of $5.6 million in the second quarter of 2019 and $11.8 million in the two fiscal quarters of 2019.
International Supply Chain
Revenues from international supply chain operations increased $1.8 million, or 4.4%, in the second quarter of 2019 and increased $4.0 million, or 4.9%, in the two fiscal quarters of 2019 due primarily to higher volumes from increased orders and an increase in market basket pricing. These increases in revenues were partially offset by the negative impact of changes in foreign currency exchange rates of $1.7 million in the second quarter of 2019 and $3.8 million in the two fiscal quarters of 2019.
International Franchise Royalties and Fee Revenues
Revenues from international franchise royalties and fees increased $3.7 million, or 7.1%, in the second quarter of 2019 and increased $5.8 million, or 5.6%, in the two fiscal quarters of 2019. These increases were due primarily to an increase in the average number of international stores open during the period and higher same store sales. These increases in revenues were partially offset by the negative impact of changes in foreign currency exchange rates of $3.0 million in the second quarter of 2019 and $6.6 million in the two fiscal quarters of 2019. Excluding the impact of changes in foreign currency exchange rates, international franchise same store sales increased 2.4% in the second quarter of 2019 and increased 2.1% in the two fiscal quarters of 2019. Excluding the impact of changes in foreign currency exchange rates, international franchise same store sales increased 4.0% in the second quarter of 2018 and increased 4.4% in the two fiscal quarters of 2018.

Cost of Sales / Operating Margin

	Second Quarter		Second Quarter		Two Fiscal		Two Fiscal
	of 2019		of 2018		Quarters of 2019		Quarters of 2018
Consolidated revenues	$811.6	100.0%	$779.4	100.0%	$1,647.6	100.0%	$1,564.8	100.0%
Consolidated cost of sales	495.0	61.0%	485.8	62.3%	1,008.7	61.2%	971.3	62.1%

Consolidated operating margin	$316.7	39.0%	$293.6	37.7%	$639.0	38.8%	$593.4	37.9%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs.
Consolidated operating margin (which we define as revenues less cost of sales) increased $23.1 million, or 7.9%, in the second quarter of 2019 and increased $45.6 million, or 7.7%, in the two fiscal quarters of 2019 due primarily to higher global franchise revenues and higher supply chain volumes. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin.
As a percentage of revenues, the consolidated operating margin increased 1.3 percentage points in the second quarter of 2019 and increased 0.9 percentage points in the two fiscal quarters of 2019. Company-owned store operating margin increased 0.9 percentage points in the second quarter of 2019 and increased 0.1 percentage points in the two fiscal quarters of 2019. Supply chain operating margin increased 0.6 percentage points in the second quarter of 2019 and increased 0.7 percentage points in the two fiscal quarters of 2019. These changes in operating margin are more fully discussed below.
U.S. Company-Owned Stores Operating Margin

	Second Quarter		Second Quarter		Two Fiscal		Two Fiscal
	of 2019		of 2018		Quarters of 2019		Quarters of 2018
Revenues	$105.0	100.0%	$118.8	100.0%	$228.5	100.0%	$240.0	100.0%
Cost of sales	80.4	76.5%	92.0	77.4%	175.9	77.0%	185.0	77.1%

Store operating margin	$24.6	23.5%	$26.8	22.6%	$52.5	23.0%	$55.0	22.9%

The U.S. Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) decreased $2.2 million, or 8.1%, in the second quarter of 2019 and decreased $2.5 million, or 4.4%, in the two fiscal quarters of 2019 due primarily to the Second Quarter Store Sale. Operating margin in both the second quarter and the two fiscal quarters of 2019 was also negatively impacted by higher labor costs, partially offset by higher same store sales. As a percentage of store revenues, the store operating margin increased 0.9 percentage points in the second quarter of 2019 and increased 0.1 percentage points in the two fiscal quarters of 2019. These changes in operating margin as a percentage of revenues are discussed in more detail below.
•	Food costs decreased 0.6 percentage points to 26.9% in the second quarter of 2019 and decreased 0.4 percentage points to 27.0% in the two fiscal quarters of 2019 due primarily to the leveraging of higher same store sales and improvements in efficiency. These decreases were partially offset by higher food prices.

•	Labor costs decreased 0.6 percentage points to 29.4% in the second quarter of 2019 and increased 0.4 percentage points to 30.2% in the two fiscal quarters of 2019. The Second Quarter Store Sale contributed to the reduction in labor costs as a percentage of store revenues in both the second quarter and two fiscal quarters of 2019 due to the high labor rates in the market in which the sold stores operated. These decreases were partially offset in the second quarter of 2019 and fully offset in the two fiscal quarters of 2019 by an increase in average labor rates in our remaining Company-owned store markets.

Supply Chain Operating Margin

	Second Quarter		Second Quarter		Two Fiscal		Two Fiscal
	of 2019		of 2018		Quarters of 2019		Quarters of 2018
Revenues	$467.6	100.0%	$440.9	100.0%	$939.7	100.0%	$881.0	100.0%
Cost of sales	414.6	88.7%	393.8	89.3%	832.7	88.6%	786.3	89.3%

Supply chain operating margin	$53.0	11.3%	$47.1	10.7%	$106.9	11.4%	$94.7	10.7%

The supply chain operating margin increased $5.9 million, or 12.5%, in the second quarter of 2019 and increased $12.2 million, or 13.0%, in the two fiscal quarters of 2019, primarily driven by higher volumes from increased orders. As a percentage of supply chain revenues, the supply chain operating margin increased 0.6 percentage points in the second quarter of 2019 and increased 0.7 percentage points in the two fiscal quarters of 2019 due primarily to procurement savings and lower insurance expense, offset in part by higher labor costs.

General and Administrative Expenses
General and administrative expenses increased $2.7 million, or 3.2%, in the second quarter of 2019 and increased $8.2 million, or 4.8%, in the two fiscal quarters of 2019, driven by continued investments in technological initiatives and other areas. A $2.4 million pre-tax
loss related to the Second Quarter Store Sale also contributed to the increases.
U.S. Franchise Advertising Expenses
U.S. franchise advertising expenses increased $7.6 million, or 9.4%, in the second quarter of 2019 and increased $14.5 million, or 8.9%, in the two fiscal quarters of 2019 due to higher U.S. franchise advertising revenues. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit
advertising fund is obligated to expend such revenues on advertising and these revenues cannot be used for general corporate purposes.
Interest Expense, Net
Interest expense, net decreased $2.0 million, or 5.7%, in the second quarter of 2019 and increased $2.5 million, or 3.9%, in the two fiscal quarters of 2019. The decrease in interest expense, net in the second quarter of 2019 resulted from $3.3 million of incremental interest expense recorded in the second quarter of 2018 in connection with the 2018 Recapitalization. This decrease was partially offset in the second quarter of 2019 and more than offset in the two fiscal quarters of 2019 by a higher weighted average debt balance, driven primarily by higher average borrowings resulting from the 2018 Recapitalization and outstanding borrowings under our variable funding notes. A higher weighted average borrowing rate also contributed to higher interest expense during the second quarter and two fiscal quarters of 2019.
The Company’s weighted average borrowing rate increased to 4.1% in both the second quarter and the two fiscal quarters of 2019, from 4.0% in the second quarter of 2018 and 3.9% in the two fiscal quarters of 2018, resulting from the higher interest rates on the debt outstanding in 2019 as compared to the same periods in 2018.
Provision for Income Taxes
Provision for income taxes decreased $0.2 million, or 1.2%, in the second quarter of 2019 and increased $1.5 million, or 5.2%, in the two fiscal quarters of 2019. Higher pre-tax
income contributed to higher tax expense in both the second quarter and the two fiscal quarters of 2019, but these increases were fully offset in the second quarter of 2019 and partially offset in the two fiscal quarters of 2019 by higher excess tax benefits from equity-based compensation. The effective tax rate decreased to 12.9% in the second quarter of 2019 and decreased to 14.0% in the two fiscal quarters of 2019 as compared to 15.1% in the second quarter of 2018 and 14.7% in the two fiscal quarters of 2018.
Liquidity and Capital Resources
Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 35 to 45 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. The use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock reduces our working capital amounts. As of June 16, 2019, we had working capital of $73.5 million, excluding restricted cash and cash equivalents of $152.7 million, advertising fund assets, restricted, of $117.7 million and advertising fund liabilities of $113.4 million. Working capital includes total unrestricted cash and cash equivalents of $108.3 million.
During the second quarter and two fiscal quarters of 2019, we experienced increases in both U.S. and international same store sales versus the comparable periods in the prior year. Additionally, our international and U.S. businesses grew store counts in the second quarter and the two fiscal quarters of 2019. These factors contributed to our continued ability to generate positive operating cash flows. We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, excess cash from our recapitalization transactions and available borrowings under our variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We did not have any material commitments for capital expenditures as of June 16, 2019.
Based upon our current level of operations and anticipated growth, we believe that the cash generated from operations, our current unrestricted cash and cash equivalents and amounts available under our variable funding note facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our fixed and floating rate notes and to service, extend or refinance our variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Restricted Cash
As of June 16, 2019, we had approximately $115.9 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $36.6 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $152.7 million of restricted cash and cash equivalents. As of June 16, 2019, we also held $61.3 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.
Long-Term Debt
As of June 16, 2019, we had approximately $3.45 billion of long-term debt, of which $35.9 million was classified as a current liability. Our fixed and floating rate notes from the recapitalizations we completed in 2018, 2017 and 2015 have original scheduled principal payments of $17.6 million in the remainder of 2019, $35.3 million in each of 2020 and 2021, $888.0 million in 2022, $26.3 million in each of 2023 and 2024, $1.14 billion in 2025, $14.0 million in 2026 and $1.27 billion in 2027. As of June 16, 2019, we had no outstanding borrowings under our variable funding notes and $126.9 million available for borrowing, net of letters of credit issued of $48.1 million. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and, subject to other limitations, other general corporate purposes including dividend payments and repurchases of our common stock.
Share Repurchase Programs
Our open market share repurchase programs have historically been funded by excess cash flows. On February 14, 2018, our Board of Directors authorized a share repurchase program to repurchase up to $750.0 million of the Company’s common stock. During the second quarter of 2019, we repurchased and retired 12,295 shares of our common stock under our Board of Directors-approved open market share repurchase program for a total of approximately $3.3 million, or an average price of $269.14 per share. During the two fiscal quarters of 2019, we repurchased and retired 45,844 shares of our common stock under our Board of Directors-approved open market share repurchase program for a total of approximately $11.5 million, or an average price of $249.82 per share. As of June 16, 2019, we had a total remaining authorized amount for share repurchases of approximately $147.3 million.
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
Dividends
On March 29, 2019, the Company paid a $0.65 dividend to its shareholders of record as of March 15, 2019. During the second quarter of 2019, on April 23, 2019, the Company’s Board of Directors declared a $0.65 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 14, 2019, which was paid on June 28, 2019.
Subsequent to the second quarter, on July 10, 2019, the Company’s Board of Directors declared a $0.65 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 13, 2019 to be paid on September 30, 2019.
The following table illustrates the main components of our cash flows:

(In millions)	Two Fiscal Quarters of 2019	Two Fiscal Quarters of 2018
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$201.6	$154.7
Net cash used in investing activities	(2.5)	(43.8)
Net cash used in financing activities	(114.3)	(30.1)
Exchange rate changes	0.1	(0.1)

Change in cash and cash equivalents, restricted cash and cash equivalents	$84.8	$80.7

Operating Activities
Cash provided by operating activities increased $46.9 million in the two fiscal quarters of 2019 due to the positive impact of changes in operating assets and liabilities of $26.1 million, an increase in net income of $18.8 million and higher non-cash
amounts of $2.0 million. The positive impact of changes in operating assets and liabilities was primarily related to the timing of receipts on accounts receivable and timing of payments on accounts payable during 2019 as compared to 2018 and was partially offset by the negative impact of changes in advertising fund assets and liabilities, restricted in 2019 as compared to 2018.

Investing Activities
Cash used in investing activities was $2.5 million in the two fiscal quarters of 2019, which consisted primarily of $25.7 million of capital expenditures (driven primarily by investments in technological initiatives and supply chain centers). This use of cash was partially offset by maturities of advertising fund investments, restricted of $15.2 million and proceeds from the sale of assets of $8.2 million, which primarily related to the Second Quarter Store Sale.
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
Financing Activities
Cash used in financing activities was $114.3 million in the two fiscal quarters of 2019, primarily related to repayments of long-term debt of $82.9 million (of which $65.0 million related to the repayment of borrowings under our variable funding notes), dividend payments to our shareholders of $26.7 million, purchases of common stock of $11.5 million under our Board of Directors-approved open market share repurchase program and tax payments for restricted stock upon vesting of $2.6 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $9.3 million.
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
 Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our substantial increased indebtedness as a result of our recapitalization transactions and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future; the impact a downgrade in our credit rating may have on our business, financial condition and results of operations; our future financial performance and our ability to pay principal and interest on our indebtedness; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry; the impact of social media and other consumer-oriented technologies on our business, brand and reputation; new product, digital ordering and concept developments by us, and other food-industry competitors; our ability to maintain good relationships with our franchisees and their ongoing level of profitability; our ability to successfully implement cost-saving strategies; our ability and that of our franchisees to successfully operate in the current and future credit environment; changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in operating expenses resulting from changes in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate; changes in foreign currency exchange rates; our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel; our ability to find and/or retain suitable real estate for our stores and supply chain centers; changes in government legislation and regulations, including changes in laws and regulations regarding information privacy and consumer protection; adverse legal judgments or settlements; food-borne illness or contamination of products; data breaches, power loss, technological failures, user error or other cyber risks; the effect of war, terrorism or catastrophic events; our ability to pay dividends and repurchase shares; changes in consumer preferences, spending and traffic patterns and demographic trends; changes in accounting policies; and adequacy of our insurance coverage. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. All forward-looking statements speak only as of the date of this filing and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or other applicable law, we will not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this filing, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on the forward-looking statements included in this filing or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we issued fixed and floating rate notes and entered into variable funding notes and, at June 16, 2019, we are exposed to interest rate risk on borrowings under our floating rate notes and variable funding notes. As of June 16, 2019, we had no outstanding borrowings under our variable funding notes. Our floating rate notes and our variable funding notes bear interest at fluctuating interest rates based on LIBOR.
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
We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.8% of our total revenues in the second quarter of 2019, approximately 6.6% of our total revenues in the two fiscal quarters of 2019, and approximately 6.6% of our total revenues in both the second quarter and two fiscal quarters of 2018 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange rate risk. A hypothetical 10% adverse change in the foreign currency exchange rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $9.6 million in the two fiscal quarters of 2019.
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
During the quarterly period ended June 16, 2019, there were no changes in the Company’s internal controls over financial reporting, as defined in Rules
 13a-15(f)
 and
 15d-15(f)
 under the Securities and Exchange Act of 1934, as amended, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
As previously disclosed in our 2018 Form
10-K,
on February 14, 2011, Domino’s Pizza LLC was named as a defendant in a lawsuit along with Fischler Enterprises of C.F., Inc., a franchisee, and Jeffrey S. Kidd, the franchisee’s delivery driver, filed by Yvonne Wiederhold, the plaintiff, as Personal Representative of the Estate of Richard E. Wiederhold, deceased. The case involved a traffic accident in which the franchisee’s delivery driver is alleged to have caused an accident involving a vehicle driven by Richard Wiederhold. Mr. Wiederhold sustained spinal injuries resulting in quadriplegia and passed away several months after the accident. The case went to trial in 2016 and the Company was found liable, but the verdict was reversed by the Florida Fifth District Court of Appeals in May 2018 and was remanded to the Ninth Judicial Circuit Court of Florida for a new trial. The case was tried again in June 2019 and the jury returned an $9.0 million judgment for the plaintiff where the Company and Mr. Kidd were found to be 100% liable (after certain offsets and other deductions the final verdict was $8.0 million). The Company continues to deny liability and has filed post-judgment motions with the ultimate intention of filing another appeal of the verdict, if necessary.
While we may occasionally be party to large claims, including class action suits, we do not believe that any existing matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.
Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in our 2018 Form
 10-K.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #4 (March 25, 2019 to April 21, 2019)	1,909	$247.89	—	$150,645
Period #5 (April 22, 2019 to May 19, 2019)	13,577	269.56	12,295	147,336
Period #6 (May 20, 2019 to June 16, 2019)	1,348	283.44	—	147,336

Total	16,834	$268.22	12,295	$147,336

(1)	4,539 shares in the second quarter of 2019 were purchased as part of the Company’s employee stock payroll deduction plan at an average price of $265.71.

(2)	As previously disclosed, on February 14, 2018, the Company’s Board of Directors authorized a $750.0 million share repurchase program, which has no expiration date. As of June 16, 2019, the Company had approximately $147.3 million remaining for future share repurchases under this program. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3.	Defaults Upon Senior Securities.

None.
Item 4.	Mine Safety Disclosures.

Not applicable.
Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Thirteenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 14, 2019.

10.2	Fourteenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 31, 2019.

31.1	Certification by Richard E. Allison, Jr. pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Jeffrey D. Lawrence pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

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

DOMINO’S PIZZA, INC. (Registrant)

Date: July 16, 2019	/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)