Form 10-Q
period 2019-09-08
DOMINOS PIZZA INC
filed 2019-10-08
CIK 1286681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 8, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
As of October 1, 2019, Domino’s Pizza, Inc. had 40,900,458 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) – As of September 8, 2019 and December 30, 2018	3

	Condensed Consolidated Statements of Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 8, 2019 and September 9, 2018	4

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 8, 2019 and September 9, 2018	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) – Three fiscal quarters ended September 8, 2019 and September 9, 2018	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 8, 2019	December 30, 2018 (1)
Assets
Current assets:
Cash and cash equivalents	$66,706	$25,438
Restricted cash and cash equivalents	177,292	166,993
Accounts receivable, net	185,403	190,091
Inventories	51,010	45,975
Prepaid expenses and other	15,438	25,710
Advertising fund assets, restricted	109,490	112,744

Total current assets	605,339	566,951

Property, plant and equipment:
Land and buildings	41,408	41,147
Leasehold and other improvements	160,850	170,498
Equipment	241,972	243,654
Construction in progress	26,649	31,822

	470,879	487,121
Accumulated depreciation and amortization	(254,669)	(252,182)

Property, plant and equipment, net	216,210	234,939

Other assets:
Operating lease right-of-use assets	227,495	—
Goodwill	13,542	14,919
Capitalized software, net	71,055	63,809
Other assets	22,743	21,241
Deferred income taxes	3,888	5,526

Total other assets	338,723	105,495

Total assets	$1,160,272	$907,385

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$35,935	$35,893
Accounts payable	95,657	92,546
Operating lease liabilities	32,203	—
Insurance reserves	22,337	22,210
Dividends payable	27,006	581
Advertising fund liabilities	104,945	107,150
Other accrued liabilities	103,162	121,363

Total current liabilities	421,245	379,743

Long-term liabilities:
Long-term debt, less current portion	3,407,101	3,495,691
Operating lease liabilities	202,128	—
Insurance reserves	32,858	31,065
Other accrued liabilities	32,589	40,807

Total long-term liabilities	3,674,676	3,567,563

Stockholders’ deficit:
Common stock	409	410
Additional paid-in capital	75	569
Retained deficit	(2,932,195)	(3,036,471)
Accumulated other comprehensive loss	(3,938)	(4,429)

Total stockholders’ deficit	(2,935,649)	(3,039,921)

Total liabilities and stockholders’ deficit	$1,160,272	$907,385

(1)	The balance sheet at December 30, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 8,	September 9,	September 8,	September 9,
(In thousands, except per share data)	2019	2018	2019	2018
Revenues:
U.S. Company-owned stores	$94,575	$118,540	$323,026	$358,521
U.S. franchise royalties and fees	97,047	89,427	289,349	266,335
Supply chain	485,110	445,096	1,424,787	1,326,076
International franchise royalties and fees	54,586	50,424	164,145	154,182
U.S. franchise advertising	89,494	82,478	267,115	245,618

Total revenues	820,812	785,965	2,468,422	2,350,732

Cost of sales:
U.S. Company-owned stores	71,610	92,998	247,516	278,012
Supply chain	432,951	397,688	1,265,695	1,183,996

Total cost of sales	504,561	490,686	1,513,211	1,462,008

Operating margin	316,251	295,279	955,211	888,724

General and administrative	83,728	80,369	262,640	251,053
U.S. franchise advertising	89,494	82,478	267,115	245,618

Income from operations	143,029	132,432	425,456	392,053
Interest income	968	792	2,583	2,451
Interest expense	(33,752)	(33,976)	(102,672)	(100,389)

Income before provision for income taxes	110,245	99,248	325,367	294,115
Provision for income taxes	23,872	15,153	53,985	43,785

Net income	$86,373	$84,095	$271,382	$250,330

Earnings per share:
Common stock - basic	$2.11	$2.02	$6.63	$5.94
Common stock - diluted	2.05	1.95	6.44	5.73
See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 8,	September 9,	September 8,	September 9,
(In thousands)	2019	2018	2019	2018
Net income	$86,373	$84,095	$271,382	$250,330
Currency translation adjustment	270	(84)	491	(1,142)

Comprehensive income	$86,643	$84,011	$271,873	$249,188

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Fiscal Quarters Ended
	September 8,	September 9,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$271,382	$250,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,982	35,770
Loss (gain) on sale/disposal of assets	3,141	(5,187)
Amortization of debt issuance costs	3,288	6,581
Provision for deferred income taxes	1,627	1,737
Non-cash compensation expense	13,269	15,660
Excess tax benefits from equity-based compensation	(19,670)	(22,722)
Other	774	356
Changes in operating assets and liabilities	16,214	(25,580)
Changes in advertising fund assets and liabilities, restricted	(6,411)	5,574

Net cash provided by operating activities	324,596	262,519

Cash flows from investing activities:
Capital expenditures	(42,676)	(65,074)
Proceeds from sale of assets	9,738	8,213
Maturities of advertising fund investments, restricted	30,152	44,007
Purchases of advertising fund investments, restricted	—	(50,152)
Other	(351)	(2,357)

Net cash used in investing activities	(3,137)	(65,363)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	905,000
Repayments of long-term debt and finance lease obligations	(91,860)	(595,067)
Proceeds from exercise of stock options	10,122	8,967
Purchases of common stock	(105,149)	(429,190)
Tax payments for restricted stock upon vesting	(5,820)	(6,849)
Payments of common stock dividends and equivalents	(53,598)	(46,720)
Cash paid for financing costs	—	(8,207)

Net cash used in financing activities	(246,305)	(172,066)

Effect of exchange rate changes on cash	139	(235)

Change in cash and cash equivalents, restricted cash and cash equivalents	75,293	24,855

Cash and cash equivalents, beginning of period	25,438	35,768
Restricted cash and cash equivalents, beginning of period	166,993	191,762
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	44,988	27,316

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	237,419	254,846

Cash and cash equivalents, end of period	66,706	84,600
Restricted cash and cash equivalents, end of period	177,292	168,170
Cash and cash equivalents included in advertising fund assets, restricted, end of period	68,714	26,931

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$312,712	$279,701

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)
September 8, 2019
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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended September 8, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2019.
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
Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales or general and administrative expense. Amortization expense for finance leases is recognized on a straight-line basis over the lease term and is included in cost of sales, while interest expense for finance leases is recognized using the effective interest method. Variable lease payments that do not depend on a rate or index, payments associated with non-lease
components and short-term rentals (leases with terms less than 12 months) are expensed as incurred.

2. Segment Information
The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which the Company refers to as Segment Income, for each of its reportable segments.

	Fiscal Quarters Ended September 8, 2019 and September 9, 2018
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2019	$281,116	$511,709	$54,586	$(26,599)	$—	$820,812
2018	290,445	478,517	50,424	(33,421)	—	785,965
Income from operations
2019	$80,188	$40,513	$42,281	N/A	$(19,953)	$143,029
2018	78,636	35,452	39,374	N/A	(21,030)	132,432
Segment Income
2019	$82,556	$44,432	$42,337	N/A	$(8,172)	$161,153
2018	75,721	38,561	39,416	N/A	(10,295)	143,403

	Three Fiscal Quarters Ended September 8, 2019 and September 9, 2018
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2019	$879,490	$1,513,380	$164,145	$(88,593)	$—	$2,468,422
2018	870,474	1,426,943	154,182	(100,867)	—	2,350,732
Income from operations
2019	$237,852	$123,840	$126,467	N/A	$(62,703)	$425,456
2018	227,117	109,319	120,002	N/A	(64,385)	392,053
Segment Income
2019	$248,160	$135,861	$126,628	N/A	$(27,801)	$482,848
2018	230,152	118,171	120,138	N/A	(29,633)	438,828

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 8,	September 9,	September 8,	September 9,
	2019	2018	2019	2018
Total Segment Income	$161,153	$143,403	$482,848	$438,828
Depreciation and amortization	(13,132)	(12,460)	(40,982)	(35,770)
(Loss) gain on sale/disposal of assets	(312)	5,706	(3,141)	5,187
Non-cash compensation expense	(4,680)	(4,217)	(13,269)	(15,660)
Recapitalization-related expenses	—	—	—	(532)

Income from operations	143,029	132,432	425,456	392,053
Interest income	968	792	2,583	2,451
Interest expense	(33,752)	(33,976)	(102,672)	(100,389)

Income before provision for income taxes	$110,245	$99,248	$325,367	$294,115

3. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 8,	September 9,	September 8,	September 9,
	2019	2018	2019	2018
Net income available to common stockholders - basic and diluted	$86,373	$84,095	$271,382	$250,330

Basic weighted average number of shares	40,954,279	41,585,933	40,947,693	42,150,693
Earnings per share – basic	$2.11	$2.02	$6.63	$5.94
Diluted weighted average number of shares	42,040,291	43,067,191	42,158,447	43,675,627
Earnings per share – diluted	$2.05	$1.95	$6.44	$5.73

The denominators used in calculating diluted earnings per share for the third quarter and three fiscal quarters of 2019 do not include 161,670 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the third quarter and three fiscal quarters of 2019 each do not include 142,477 restricted performance shares, as the performance targets for these awards had not yet been met.
The denominators used in calculating diluted earnings per share for the third quarter and three fiscal quarters of 2018 do not include 76,130 and 137,156 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for the three fiscal quarters of 2018 does not include 28,570 shares subject to restricted stock awards, as the effect of including these shares would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the third quarter and three fiscal quarters of 2018 each do not include 160,998 restricted performance shares, as the performance targets for these awards had not yet been met.
4. Changes in Stockholders’ Deficit
The following table summarizes changes in stockholders’ deficit for the third quarter of 2019.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at June 16, 2019	41,232,358	$412	$10,788	$(2,911,278)	$(4,208)
Net income	—	—	—	86,373	—
Dividends declared on common stock and equivalents ($0.65 per share)	—	—	—	(26,569)	—
Issuance and cancellation of stock awards, net	45,479	—	—	—	—
Tax payments for restricted stock upon vesting	(12,603)	—	(3,253)	—	—
Purchases of common stock	(384,338)	(3)	(12,972)	(80,721)	—
Exercise of stock options	18,100	—	832	—	—
Non-cash compensation expense	—	—	4,680	—	—
Currency translation adjustment	—	—	—	—	270

Balance at September 8, 2019	40,898,996	$409	$75	$(2,932,195)	$(3,938)

The following table summarizes changes in stockholders’ deficit for the three fiscal quarters of 2019.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 30, 2018	40,977,561	$410	$569	$(3,036,471)	$(4,429)
Net income	—	—	—	271,382	—
Dividends declared on common stock and equivalents ($1.95 per share)	—	—	—	(80,023)	—
Issuance and cancellation of stock awards, net	50,640	—	—	—	—
Tax payments for restricted stock upon vesting	(22,044)	—	(5,820)	—	—
Purchases of common stock	(430,182)	(4)	(18,062)	(87,083)	—
Exercise of stock options	323,021	3	10,119	—	—
Non-cash compensation expense	—	—	13,269	—	—
Currency translation adjustment	—	—	—	—	491

Balance at September 8, 2019	40,898,996	$409	$75	$(2,932,195)	$(3,938)

Subsequent to the third quarter, on
October 4, 2019
, the Company’s Board of Directors declared a $0.65 per share quarterly dividend on its outstanding common stock for shareholders of record as of
December 13, 2019
to be paid on
December 27, 2019
. On October 4, 2019, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company’s common stock with no expiration date
. This repurchase program replaces the remaining availability of approximately $53.6 million under the Company’s existing
$750.0 million share repurchase program
. Authorization for the repurchase program may be modified, suspended, or discontinued at any time.

The following table summarizes changes in stockholders’ deficit for the third quarter of 2018.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at June 17, 2018	41,837,693	$418	$737	$(2,926,921)	$(3,439)
Net income	—	—	—	84,095	—
Dividends declared on common stock and equivalents ($0.55 per share)	—	—	—	(22,889)	—
Issuance and cancellation of stock awards, net	72,990	1	—	—	—
Tax payments for restricted stock upon vesting	(16,580)	—	(4,531)	—	—
Purchases of common stock	(397,490)	(4)	(2,269)	(106,850)	—
Exercise of stock options	99,549	1	3,760	—	—
Non-cash compensation expense	—	—	4,217	—	—
Currency translation adjustment	—	—	—	—	(84)

Balance at September 9, 2018	41,596,162	$416	$1,914	$(2,972,565)	$(3,523)

The following table summarizes changes in stockholders’ deficit for the three fiscal quarters of 2018.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 31, 2017	42,898,329	$429	$5,654	$(2,739,437)	$(2,030)
Net income	—	—	—	250,330	—
Dividends declared on common stock and equivalents ($1.65 per share)	—	—	—	(69,450)	—
Issuance and cancellation of stock awards, net	80,932	1	—	—	—
Tax payments for restricted stock upon vesting	(26,893)	—	(6,849)	—	—
Purchases of common stock	(1,751,054)	(18)	(21,514)	(407,658)	—
Exercise of stock options	394,848	4	8,963	—	—
Non-cash compensation expense	—	—	15,660	—	—
Adoption of revenue recognition accounting standard	—	—	—	(6,701)	—
Currency translation adjustment	—	—	—	—	(1,142)
Reclassification adjustment for stranded taxes	—	—	—	351	(351)

Balance at September 9, 2018	41,596,162	$416	$1,914	$(2,972,565)	$(3,523)

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
The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at September 8, 2019 and December 30, 2018:

	At September 8, 2019
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$58,993	$58,993	$—	$—
Restricted cash equivalents	104,424	104,424	—	—
Investments in marketable securities	10,851	10,851	—	—
Advertising fund cash equivalents, restricted	57,682	57,682	—	—
Advertising fund investments, restricted	20,000	20,000	—	—

	At December 30, 2018
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$11,877	$11,877	$—	$—
Restricted cash equivalents	112,272	112,272	—	—
Investments in marketable securities	8,718	8,718	—	—
Advertising fund cash equivalents, restricted	31,547	31,547	—	—
Advertising fund investments, restricted	50,152	50,152	—	—
Management estimated the approximate fair values of the 2015 fixed rate notes, the 2017 fixed and floating rate notes and the 2018 fixed rate notes as follows:

	September 8, 2019		December 30, 2018
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Fixed Rate Notes	$774,000	$817,344	$780,000	$783,120
2017 Five-Year Fixed Rate Notes	588,000	590,352	592,500	575,910
2017 Ten-Year Fixed Rate Notes	980,000	1,038,800	987,500	956,888
2017 Five-Year Floating Rate Notes	294,000	293,706	296,250	295,065
2018 7.5-Year Fixed Rate Notes	419,688	438,573	422,875	416,955
2018 9.25-Year Fixed Rate Notes	395,000	421,465	398,000	396,010
At September 8, 2019, the Company did not have any outstanding borrowings under its variable funding notes. The Company had $65.0 million outstanding under its variable funding notes at December 30, 2018. Borrowings under the variable funding notes are a variable rate loan. The fair value of this loan approximated book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. This fair value represents a Level 2 measurement.
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
6. Revenue Disclosures
Contract Liabilities
Contract liabilities consist of deferred franchise fees and deferred development fees. Changes in contract liabilities were as follows:

	Three Fiscal Quarters Ended
	September 8,	September 9,
	2019	2018
Contract liabilities at beginning of period	$19,900	$19,404
Revenue recognized during the period	(3,923)	(3,540)
New deferrals due to cash received and other	4,613	3,917

Contract liabilities at end of period	$20,590	$19,781

Advertising Fund Assets
As of September 8, 2019, advertising fund assets, restricted of $109.5 million consisted of $88.7 million of cash, cash equivalents and investments, $18.3 million of accounts receivable and $2.5 million of prepaid expenses. As of September 8, 2019, advertising fund cash, cash equivalents and investments included $4.6 million of cash contributed from Company-owned stores that had not yet been expended.
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

7. Lease Disclosures
The Company leases certain retail store and supply chain center locations, supply chain vehicles and its corporate headquarters with expiration dates through 2037.
The components of operating and finance lease cost for the third quarter and three fiscal quarters of 2019 were as follows:

	Fiscal Quarter Ended	Three Fiscal Quarters Ended
	September 8,	September 8,
	2019	2019
Operating lease cost	$9,150	$29,464
Finance lease cost:
Amortization of right-of-use assets	254	763
Interest on lease liabilities	473	1,269

Total finance lease cost	$727	$2,032

Rent expense totaled $16.1 million and $48.4 million in the third quarter and three fiscal quarters of 2019, respectively, and totaled $15.7 million and $46.3 million in the third quarter and three fiscal quarters of 2018, respectively. Rent expense includes operating lease cost, as well as expense for non-lease
components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Variable rent expense and rental expense for short-term leases was immaterial for both the third quarter and three fiscal quarters of 2019.
Supplemental balance sheet information related to the Company’s leases as of September 8, 2019 and December 30, 2018 was as follows:

	September 8,	December 30,
	2019	2018
Land and buildings	$22,195	$22,171
Accumulated depreciation and amortization	(7,441)	(6,678)

Finance lease assets, net	$14,754	$15,493

Current portion of long-term debt	$685	$643
Long-term debt, less current portion	15,922	16,363

Total principal payable on finance leases	$16,607	$17,006

As of September 8, 2019, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	Operating	Finance
	Leases	Leases
Weighted average remaining lease term	8 years	14 years
Weighted average discount rate	3.8%	11.4%
Supplemental cash flow information related to leases for the third quarter and three fiscal quarters of 2019 was as follows:

	Fiscal Quarter Ended	Three Fiscal Quarters Ended
	September 8,	September 8,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,968	$30,056
Operating cash flows from finance leases	473	1,269
Financing cash flows from finance leases	161	422
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	23,434	49,802
Finance leases	—	—
During the first quarter of 2018, the Company renewed the lease of a supply chain center building and extended the term of the lease through 2033. During the third quarter of 2018, the Company renewed the leases of two supply chain center buildings and extended the terms of the leases through
2036
 and
2037
, respectively. As a result of these extended leases, the Company recorded non-cash
financing activities of $11.4 million for the increase in finance lease assets and liabilities during the three fiscal quarters of 2018.

Maturities of lease liabilities as of September 8, 2019 were as follows:

	Operating	Finance
	Leases	Leases
2019	$12,212	$791
2020	40,157	2,417
2021	37,979	2,435
2022	34,819	2,453
2023	32,245	2,477
Thereafter	116,664	23,810

Total future minimum rental commitments	274,076	34,383
Less – amounts representing interest	(39,745)	(17,776)

Total lease liabilities	$234,331	$16,607

Maturities of lease liabilities as of December 30, 2018 were as follows:

	Operating	Finance
	Leases	Leases
2019	$40,752	$2,396
2020	37,519	2,415
2021	34,538	2,433
2022	30,763	2,451
2023	27,388	2,474
Thereafter	100,310	23,781

Total future minimum rental commitments	$271,270	35,950

Less – amounts representing interest		(18,944)

Total principal payable on finance leases		$17,006

As of September 8, 2019, the Company has additional leases for two supply chain centers and certain supply chain tractors and trailers that had not yet commenced with estimated future minimum rental commitments of approximately $50.6 million. These leases are expected to commence in 2019 with lease terms of up to 15 years. These undiscounted amounts are not included in the tables above.
The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $17.9 million and $2.4 million as of September 8, 2019 and December 30, 2018, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.
8. Legal Matters
On February 14, 2011, Domino’s Pizza LLC was named as a defendant in a lawsuit along with Fischler Enterprises of C.F., Inc., a franchisee, and Jeffrey S. Kidd, the franchisee’s delivery driver, filed by Yvonne Wiederhold, the plaintiff, as Personal Representative of the Estate of Richard E. Wiederhold, deceased. The case involved a traffic accident in which the franchisee’s delivery driver is alleged to have caused an accident involving a vehicle driven by Richard Wiederhold. Mr. Wiederhold sustained spinal injuries resulting in quadriplegia and passed away several months after the accident. The case went to trial in 2016 and the Company was found liable, but the verdict was reversed by the Florida Fifth District Court of Appeals in May 2018 and was remanded to the Ninth Judicial Circuit Court of Florida for a new trial. The case was tried again in June 2019 and the jury returned a $9.0 million judgment for the plaintiff where the Company and Mr. Kidd were found to be 100% liable (after certain offsets and other deductions the final verdict was $8.0 million). The Company continues to deny liability and has filed an appeal
.
9. Supplemental Disclosures of Cash Flow Information
The Company had
non-cash
investing activities related to accruals for capital expenditures of $4.7 million at September 8, 2019 and $3.8 million at December 30, 2018.

10. Sale of Company-owned Stores
During the second quarter of 2019, the Company sold 59 U.S. Company-owned stores to certain of its existing U.S. franchisees for proceeds of $9.7 million, of which $8.1 million was received in cash during the second quarter. The remaining $1.6 million was collected during the third quarter. In connection with the sale of the stores, the Company recorded a $2.4 million pre-tax
loss on the sale of the related assets and liabilities, which included a $1.4 million reduction in goodwill. The loss was recorded in general and administrative expense in the Company’s condensed consolidated statements of income.
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
On December 31, 2018, the Company recorded an adjustment of $226.8 million for operating lease right-of-use
assets and liabilities. The operating lease
right-of-use
assets recorded on the date of adoption were also net of a $7.9 million reclassification of other accrued liabilities and prepaid expenses representing previously deferred (prepaid) rent and lease incentives. The Company also derecognized $1.9 million of construction in progress and other long-term accrued liabilities associated with a new building that was leased to the Company in the third quarter of  2019. This lease was previously accounted for as a build-to-suit
arrangement under prior lease accounting guidance.

ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40)
In August 2018, the FASB issued ASU 2018-15,
 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
(“ASU 2018-15”), which aligns the accounting for implementation costs of a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 also requires companies to amortize these implementation costs over the life of the service contract in the same line in the statement of income as the fees associated with the hosting service. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this accounting standard prospectively in the third quarter of 2019, and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unaudited; tabular amounts in millions, except percentages and store data)
The 2019 and 2018 third quarters referenced herein represent the twelve-week periods ended September 8, 2019 and September 9, 2018, respectively. The 2019 and 2018 three fiscal quarters referenced herein represent the thirty-six-week
periods ended September 8, 2019 and September 9, 2018, respectively.
Overview
Domino’s is the largest pizza company in the world based on global retail sales, with more than 16,500 locations in over 85 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties and fees to our independent franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza
®
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

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2019		of 2018		Quarters of 2019		Quarters of 2018
Global retail sales growth	+5.8%		+8.3%		+5.2%		+12.5%
Same store sales growth:
U.S. Company-owned stores (1)	+1.7%		+4.9%		+2.3%		+5.4%
U.S. franchise stores (1)	+2.5%		+6.4%		+3.2%		+7.3%

U.S. stores	+2.4%		+6.3%		+3.1%		+7.1%
International stores (excluding foreign currency impact)	+1.7%		+3.3%		+2.0%		+4.0%
Store counts (at end of period):
U.S. Company-owned stores (1)	333		386
U.S. franchise stores (1)	5,652		5,365

U.S. stores	5,985		5,751
International stores	10,543		9,603

Total stores	16,528		15,354

Income statement data:
Total revenues	$820.8	100.0%	$786.0	100.0%	$2,468.4	100.0%	$2,350.7	100.0%
Cost of sales	504.6	61.5%	490.7	62.4%	1,513.2	61.3%	1,462.0	62.2%
General and administrative	83.7	10.2%	80.4	10.2%	262.6	10.7%	251.1	10.7%
U.S. franchise advertising	89.5	10.9%	82.5	10.6%	267.1	10.8%	245.6	10.4%

Income from operations	143.0	17.4%	132.4	16.8%	425.5	17.2%	392.1	16.7%
Interest expense, net	(32.8)	(4.0)%	(33.2)	(4.2)%	(100.1)	(4.0)%	(97.9)	(4.2)%

Income before provision for income taxes	110.2	13.4%	99.2	12.6%	325.4	13.2%	294.1	12.5%
Provision for income taxes	23.9	2.9%	15.2	1.9%	54.0	2.2%	43.8	1.9%

Net income	$86.4	10.5%	$84.1	10.7%	$271.4	11.0%	$250.3	10.6%

(1)	During the second quarter of 2019, the Company sold 59 U.S. Company-owned stores to certain of its existing U.S. franchisees. The same store sales growth for these stores is reflected in U.S. franchise stores in the third quarter and three fiscal quarters of 2019.

During the third quarter and three fiscal quarters of 2019, we experienced global retail sales growth and positive U.S. and international same store sales growth. Our U.S. carryout business experienced continued strong growth. While our overall U.S. delivery business continues to grow, our U.S. delivery same store sales growth has been pressured by our current strategy to increase store concentration in certain markets where we compete as well as from aggressive competitive activity.

We also continued our global expansion with the opening of 214 net new stores in the third quarter of 2019, bringing our year-to-date
total to 614. We opened 174 net new stores internationally and 40 net new stores in the U.S. during the third quarter of 2019. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations, and marketing initiatives, have combined to strengthen our brand.
Global retail sales, which are total worldwide retail sales at franchise and Company-owned stores, increased 5.8% in the third quarter of 2019 and increased 5.2% in the three fiscal quarters of 2019. These increases were driven by an increase in worldwide store counts during the trailing four quarters as well as U.S. and international same store sales growth. The negative impact of changes in foreign currency exchange rates partially offset this increase, resulting from a generally stronger U.S. dollar when compared to the currencies in the international markets in which we compete. U.S. same store sales growth reflected the sustained positive sales trends and the continued success of our products, marketing and technology platforms. International same store sales growth also reflected continued positive performance.
Total revenues increased $34.8 million, or 4.4%, in the third quarter of 2019 and increased $117.7 million, or 5.0%, in the three fiscal quarters of 2019. These increases were due primarily to higher global retail sales, which resulted in higher supply chain and global franchise revenues. The increases in international franchise revenues were partially offset by the negative impact of changes in foreign currency exchange rates. These increases in revenues were also partially offset by lower U.S. Company-owned store revenues resulting from the sale of 59 Company-owned stores to certain of our existing U.S. franchisees during the second quarter of 2019 (the “Second Quarter Store Sale”). These changes in revenues are described in more detail below.
Income from operations increased $10.6 million, or 8.0%, in the third quarter of 2019 and increased $33.4 million, or 8.5%, in the three fiscal quarters of 2019. These increases were primarily driven by higher royalty revenues from U.S. and international franchised stores, as well as higher supply chain margins. A pre-tax
gain of $5.9 million recognized from the sale of 12 Company-owned stores in the third quarter of 2018 partially offset these increases. A $2.4 million pre-tax
loss related to the Second Quarter Store Sale and continued investments in technological initiatives and other areas also partially offset these increases in the three fiscal quarters of 2019.
Net income increased $2.3 million, or 2.7%, in the third quarter of 2019 and increased $21.1 million, or 8.4%, in the three fiscal quarters of 2019, driven by higher income from operations. These increases in net income were partially offset by a higher effective tax rate in 2019 resulting primarily from lower excess tax benefits from equity-based compensation. The increase in net income in the three fiscal quarters of 2019 was also partially offset by higher interest expense resulting from a higher average debt balance and a slightly higher weighted average borrowing rate following our debt recapitalization transaction completed on April 24, 2018 (the “2018 Recapitalization”).
Revenues

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2019		of 2018		Quarters of 2019		Quarters of 2018
U.S. Company-owned stores	$94.6	11.5%	$118.5	15.1%	$323.0	13.1%	$358.5	15.3%
U.S. franchise royalties and fees	97.0	11.8%	89.4	11.4%	289.3	11.7%	266.3	11.3%
Supply chain	485.1	59.1%	445.1	56.6%	1,424.8	57.8%	1,326.1	56.4%
International franchise royalties and fees	54.6	6.7%	50.4	6.4%	164.1	6.6%	154.2	6.6%
U.S. franchise advertising	89.5	10.9%	82.5	10.5%	267.1	10.8%	245.6	10.4%

Total revenues	$820.8	100.0%	$786.0	100.0%	$2,468.4	100.0%	$2,350.7	100.0%

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
U.S. Stores Revenues

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2019		of 2018		Quarters of 2019		Quarters of 2018
U.S. Company-owned stores	$94.6	33.6%	$118.5	40.8%	$323.0	36.7%	$358.5	41.2%
U.S. franchise royalties and fees	97.0	34.5%	89.4	30.8%	289.3	32.9%	266.3	30.6%
U.S. franchise advertising	89.5	31.9%	82.5	28.4%	267.1	30.4%	245.6	28.2%

U.S. stores	$281.1	100.0%	$290.4	100.0%	$879.5	100.0%	$870.5	100.0%

U.S. Company-Owned Stores
Revenues from U.S. Company-owned store operations decreased $23.9 million, or 20.2%, in the third quarter of 2019 and decreased $35.5 million, or 9.9%, in the three fiscal quarters of 2019 due primarily to the Second Quarter Store Sale. These decreases in revenues were partially offset by higher same store sales. Company-owned same store sales increased 1.7% in the third quarter of 2019 and increased 2.3% in the three fiscal quarters of 2019. Company-owned same store sales increased 4.9% in the third quarter of 2018 and increased 5.4% in the three fiscal quarters of 2018.
U.S. Franchise Royalties and Fees
Revenues from U.S. franchise royalties and fees increased $7.6 million, or 8.5%, in the third quarter of 2019 and increased $23.0 million, or 8.6%, in the three fiscal quarters of 2019 due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the period due to net store growth and, to a lesser extent, the Second Quarter Store Sale. U.S. franchise same store sales increased 2.5% in the third quarter of 2019 and increased 3.2% in the three fiscal quarters of 2019. U.S. franchise same store sales increased 6.4% in the third quarter of 2018 and increased 7.3% in the three fiscal quarters of 2018.
U.S. Franchise Advertising
Revenues from U.S. franchise advertising increased $7.0 million, or 8.5%, in the third quarter of 2019 and increased $21.5 million, or 8.8%, in the three fiscal quarters of 2019 due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the period due to net store growth and, to a lesser extent, the Second Quarter Store Sale.
Supply Chain Revenues

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2019		of 2018		Quarters of 2019		Quarters of 2018
U.S. supply chain	$440.1	90.7%	$403.8	90.7%	$1,293.3	90.8%	$1,202.3	90.7%
International supply chain	45.0	9.3%	41.3	9.3%	131.5	9.2%	123.8	9.3%

Total supply chain	$485.1	100.0%	$445.1	100.0%	$1,424.8	100.0%	$1,326.1	100.0%

U.S. Supply Chain
U.S. supply chain revenues increased $36.3 million, or 9.0%, in the third quarter of 2019 and increased $91.0 million, or 7.6%, in the three fiscal quarters of 2019. These increases were due primarily to higher volumes from increased orders resulting from an increase in the average number of U.S. franchise stores open during the period, as a result of the factors described above, and an increase in market basket pricing. Our market basket pricing to stores increased 2.8% in the third quarter of 2019 and increased 2.3% in the three fiscal quarters of 2019, which resulted in an estimated increase in U.S. supply chain revenues of $9.8 million in the third quarter of 2019 and $21.6 million in the three fiscal quarters of 2019.
International Supply Chain
Revenues from international supply chain operations increased $3.7 million, or 9.0%, in the third quarter of 2019 and increased $7.7 million, or 6.2%, in the three fiscal quarters of 2019 due primarily to higher volumes from increased orders and an increase in market basket pricing. These increases in revenues were partially offset by the negative impact of changes in foreign currency exchange rates of $0.2 million in the third quarter of 2019 and $4.1 million in the three fiscal quarters of 2019.
International Franchise Royalties and Fee Revenues
Revenues from international franchise royalties and fees increased $4.2 million, or 8.3%, in the third quarter of 2019 and increased $9.9 million, or 6.5%, in the three fiscal quarters of 2019. These increases were due primarily to an increase in the average number of international stores open during the period and higher same store sales. These increases in revenues were partially offset by the negative impact of changes in foreign currency exchange rates of $1.5 million in the third quarter of 2019 and $8.1 million in the three fiscal quarters of 2019. Excluding the impact of changes in foreign currency exchange rates, international franchise same store sales increased 1.7% in the third quarter of 2019 and increased 2.0% in the three fiscal quarters of 2019. Excluding the impact of changes in foreign currency exchange rates, international franchise same store sales increased 3.3% in the third quarter of 2018 and 4.0% in the three fiscal quarters of 2018.

Cost of Sales / Operating Margin

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2019		of 2018		Quarters of 2019		Quarters of 2018
Consolidated revenues	$820.8	100.0%	$786.0	100.0%	$2,468.4	100.0%	$2,350.7	100.0%
Consolidated cost of sales	504.6	61.5%	490.7	62.4%	1,513.2	61.3%	1,462.0	62.2%

Consolidated operating margin	$316.3	38.5%	$295.3	37.6%	$955.2	38.7%	$888.7	37.8%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs.
Consolidated operating margin (which we define as revenues less cost of sales) increased $21.0 million, or 7.1%, in the third quarter of 2019 and increased $66.5 million, or 7.5%, in the three fiscal quarters of 2019 due primarily to higher global franchise revenues and higher supply chain volumes. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin.
As a percentage of revenues, the consolidated operating margin increased 0.9 percentage points in the third quarter of 2019 and increased 0.9 percentage points in the three fiscal quarters of 2019. Company-owned store operating margin increased 2.8 percentage points in the third quarter of 2019 and increased 0.9 percentage points in the three fiscal quarters of 2019. Supply chain operating margin increased 0.1 percentage points in the third quarter of 2019 and increased 0.5 percentage points in the three fiscal quarters of 2019. These changes in operating margin are more fully discussed below.
U.S. Company-Owned Stores Operating Margin

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2019		of 2018		Quarters of 2019		Quarters of 2018
Revenues	$94.6	100.0%	$118.5	100.0%	$323.0	100.0%	$358.5	100.0%
Cost of sales	71.6	75.7%	93.0	78.5%	247.5	76.6%	278.0	77.5%

Store operating margin	$23.0	24.3%	$25.5	21.5%	$75.5	23.4%	$80.5	22.5%

The U.S. Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) decreased $2.5 million, or 10.1%, in the third quarter of 2019 and decreased $5.0 million, or 6.2%, in the three fiscal quarters of 2019 due primarily to the Second Quarter Store Sale. Operating margin in both the third quarter and the three fiscal quarters of 2019 was also negatively impacted by higher labor costs, partially offset by higher same store sales. As a percentage of store revenues, the U.S. Company-owned store operating margin increased 2.8 percentage points in the third quarter of 2019 and increased 0.9 percentage points in the three fiscal quarters of 2019. These changes in operating margin as a percentage of revenues are discussed in more detail below.
•	Food costs decreased 0.3 percentage points to 27.4% in the third quarter of 2019 and decreased 0.4 percentage points to 27.1% in the three fiscal quarters of 2019 due primarily to the leveraging of higher same store sales. These decreases were partially offset by higher food prices.

•	Labor costs decreased 2.2 percentage points to 28.1% in the third quarter of 2019 and decreased 0.4 percentage points to 29.6% in the three fiscal quarters of 2019. The Second Quarter Store Sale contributed to the reduction in labor costs as a percentage of store revenues in both the third quarter and three fiscal quarters of 2019 due to the high labor rates in the market in which the sold stores operated. The reduction in labor costs as a percentage of store revenues in the three fiscal quarters of 2019 was partially offset by an increase in average labor rates in our remaining Company-owned store markets.

Supply Chain Operating Margin

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2019		of 2018		Quarters of 2019		Quarters of 2018
Revenues	$485.1	100.0%	$445.1	100.0%	$1,424.8	100.0%	$1,326.1	100.0%
Cost of sales	433.0	89.2%	397.7	89.3%	1,265.7	88.8%	1,184.0	89.3%

Supply chain operating margin	$52.2	10.8%	$47.4	10.7%	$159.1	11.2%	$142.1	10.7%

The supply chain operating margin increased $4.8 million, or 10.0%, in the third quarter of 2019 and increased $17.0 million, or 12.0%, in the three fiscal quarters of 2019, primarily driven by higher volumes from increased orders. As a percentage of supply chain revenues, the supply chain operating margin increased 0.1 percentage points in the third quarter of 2019. As a percentage of supply chain revenues, the supply chain operating margin increased 0.5 percentage points in the three fiscal quarters of 2019 due primarily to procurement savings, offset in part by higher labor costs.

General and Administrative Expenses
General and administrative expenses increased $3.3 million, or 4.2%, in the third quarter of 2019 and increased $11.5 million, or 4.6%, in the three fiscal quarters of 2019. A pre-tax
gain of $5.9 million recognized from the sale of 12 Company-owned stores in the third quarter of 2018 resulted in an increase in general and administrative expenses as compared to the prior year. Lower advertising expenses, resulting primarily from the Second Quarter Store Sale, partially offset these increases. A $2.4 million pre-tax
loss related to the Second Quarter Store Sale and continued investments in technological initiatives and other areas also contributed to the increase in the three fiscal quarters of 2019.
U.S. Franchise Advertising Expenses
U.S. franchise advertising expenses increased $7.0 million, or 8.5%, in the third quarter of 2019 and increased $21.5 million, or 8.8%, in the three fiscal quarters of 2019 due to higher U.S. franchise advertising revenues. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit
advertising fund is obligated to expend such revenues on advertising and these revenues cannot be used for general corporate purposes.
Interest Expense, Net
Interest expense, net decreased $0.4 million, or 1.2%, in the third quarter of 2019 and increased $2.2 million, or 2.2%, in the three fiscal quarters of 2019. The increase in the three fiscal quarters of 2019 was driven by a higher weighted average debt balance, primarily due to higher average borrowings resulting from the 2018 Recapitalization and outstanding borrowings under our variable funding notes. A higher weighted average borrowing rate also contributed to higher interest expense during the three fiscal quarters of 2019. The increase in the three fiscal quarters of 2019 was partially offset by $3.3 million of incremental interest expense recorded in the second quarter of 2018 in connection with the 2018 Recapitalization.
The Company’s weighted average borrowing rate was 4.1% in both the third quarter and the three fiscal quarters of 2019 and was 4.1% in the third quarter of 2018 and 4.0% in the three fiscal quarters of 2018.
Provision for Income Taxes
Provision for income taxes increased $8.7 million, or 57.5%, in the third quarter of 2019 and increased $10.2 million, or 23.3%, in the three fiscal quarters of 2019. The effective tax rate increased to 21.7% in the third quarter of 2019 and increased to 16.6% in the three fiscal quarters of 2019 as compared to 15.3% in the third quarter of 2018 and 14.9% in the three fiscal quarters of 2018. Higher pre-tax
income and lower excess tax benefits from equity-based compensation contributed to higher tax expense in both the third quarter and the three fiscal quarters of 2019.
Liquidity and Capital Resources
Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 35 to 45 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. The use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock reduces our working capital amounts. As of September 8, 2019, we had working capital of $2.3 million, excluding restricted cash and cash equivalents of $177.3 million, advertising fund assets, restricted, of $109.5 million and advertising fund liabilities of $104.9 million. Working capital includes total unrestricted cash and cash equivalents of $66.7 million.
During the third quarter and three fiscal quarters of 2019, we experienced increases in both U.S. and international same store sales versus the comparable periods in the prior year. Additionally, our international and U.S. businesses grew store counts in the third quarter and the three fiscal quarters of 2019. These factors contributed to our continued ability to generate positive operating cash flows. We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, excess cash from our recapitalization transactions and available borrowings under our variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We did not have any material commitments for capital expenditures as of September 8, 2019.

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
Restricted Cash
As of September 8, 2019, we had approximately $140.9 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $36.2 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $177.3 million of restricted cash and cash equivalents. As of September 8, 2019, we also held $68.7 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.
Long-Term Debt
As of September 8, 2019, we had approximately $3.44 billion of long-term debt, of which $35.9 million was classified as a current liability. Our fixed and floating rate notes from the recapitalizations we completed in 2018, 2017 and 2015 have original scheduled principal payments of $8.8 million in the remainder of 2019, $35.3 million in each of 2020 and 2021, $888.0 million in 2022, $26.3 million in each of 2023 and 2024, $1.14 billion in 2025, $14.0 million in 2026 and $1.27 billion in 2027. As of September 8, 2019, we had no outstanding borrowings under our variable funding notes and $126.9 million available for borrowing, net of letters of credit issued of $48.1 million. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and, subject to other limitations, other general corporate purposes including dividend payments and repurchases of our common stock.
Share Repurchase Programs
Our share repurchase programs have historically been funded by excess cash flows. On February 14, 2018, our Board of Directors authorized a share repurchase program to repurchase up to $750.0 million of the Company’s common stock. During the third quarter of 2019, we repurchased and retired 384,338 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $93.7 million, or an average price of $243.79 per share. During the three fiscal quarters of 2019, we repurchased and retired 430,182 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $105.1 million, or an average price of $244.43 per share. As of September 8, 2019, we had a total remaining authorized amount for share repurchases of approximately $53.6 million.
During the third quarter of 2018, we repurchased and retired 397,490 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $109.1 million, or an average price of $274.53 per share. During the three fiscal quarters of 2018, we repurchased and retired 1,751,054 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $429.2 million, or an average price of $245.10 per share.
Subsequent to the third quarter, on October 4, 2019, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company’s common stock, which has no expiration date. This repurchase program replaces the remaining availability of approximately $53.6 million under the Company’s existing $750.0 million share repurchase program. Authorization for the repurchase program may be modified, suspended, or discontinued at any time.
Dividends
On June 28, 2019, the Company paid a $0.65 dividend to its shareholders of record as of June 14, 2019. During the third quarter of 2019, on July 10, 2019, the Company’s Board of Directors declared a $0.65 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 13, 2019, which was paid subsequent to the third quarter on September 30, 2019.
Subsequent to the third quarter, on October 4, 2019, the Company’s Board of Directors declared a $0.65 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 13, 2019 to be paid on December 27, 2019.

The following table illustrates the main components of our cash flows:

(In millions)	Three Fiscal Quarters of 2019	Three Fiscal Quarters of 2018
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$324.6	$262.5
Net cash used in investing activities	(3.1)	(65.4)
Net cash used in financing activities	(246.3)	(172.1)
Exchange rate changes	0.1	(0.2)

Change in cash and cash equivalents, restricted cash and cash equivalents	$75.3	$24.9

Operating Activities
Cash provided by operating activities increased $62.1 million in the three fiscal quarters of 2019 due to the positive impact of changes in operating assets and liabilities of $32.9 million, an increase in net income of $21.1 million and higher non-cash
amounts of $8.2 million. The positive impact of changes in operating assets and liabilities was primarily related to the timing of receipts on accounts receivable and timing of payments on accounts payable and accrued liabilities during 2019 as compared to 2018 and was partially offset by the negative impact of changes in advertising fund assets and liabilities, restricted in 2019 as compared to 2018 due to higher spending of fund assets.
Investing Activities
Cash used in investing activities was $3.1 million in the three fiscal quarters of 2019. We used $42.7 million of cash for capital expenditures (driven primarily by investments in technological initiatives and supply chain centers). This use of cash was partially offset by maturities of advertising fund investments, restricted of $30.2 million and proceeds from the sale of assets of $9.7 million, which primarily related to the Second Quarter Store Sale.
Cash used in investing activities was $65.4 million in the three fiscal quarters of 2018, which consisted primarily of $65.1 million of capital expenditures (driven primarily by investments in supply chain centers, technological initiatives and U.S. Company-owned stores) and purchases of restricted advertising fund investments of $50.2 million. These uses of cash were partially offset by maturities of restricted advertising fund investments of $44.0 million.
Financing Activities
Cash used in financing activities was $246.3 million in the three fiscal quarters of 2019, primarily related to purchases of common stock of $105.1 million under our Board of Directors-approved share repurchase program, repayments of long-term debt of $91.9 million (of which $65.0 million related to the repayment of borrowings under our variable funding notes), dividend payments to our shareholders of $53.6 million and tax payments for restricted stock upon vesting of $5.8 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $10.1 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we issued fixed and floating rate notes and entered into variable funding notes and, at September 8, 2019, we are exposed to interest rate risk on borrowings under our floating rate notes and variable funding notes. As of September 8, 2019, we had no outstanding borrowings under our variable funding notes. Our floating rate notes and our variable funding notes bear interest at fluctuating interest rates based on LIBOR.
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
We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.7% of our total revenues in the third quarter of 2019, 6.4% of our total revenues in the third quarter of 2018 and 6.6% of our total revenues in the three fiscal quarters of 2019 and 2018 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange rate risk. A hypothetical 10% adverse change in the foreign currency exchange rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $14.4 million in the three fiscal quarters of 2019.
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
During the quarterly period ended September 8, 2019, there were no changes in the Company’s internal control over financial reporting, as defined in Rules
 13a-15(f)
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
on February 14, 2011, Domino’s Pizza LLC was named as a defendant in a lawsuit along with Fischler Enterprises of C.F., Inc., a franchisee, and Jeffrey S. Kidd, the franchisee’s delivery driver, filed by Yvonne Wiederhold, the plaintiff, as Personal Representative of the Estate of Richard E. Wiederhold, deceased. The case involved a traffic accident in which the franchisee’s delivery driver is alleged to have caused an accident involving a vehicle driven by Richard Wiederhold. Mr. Wiederhold sustained spinal injuries resulting in quadriplegia and passed away several months after the accident. The case went to trial in 2016 and the Company was found liable, but the verdict was reversed by the Florida Fifth District Court of Appeals in May 2018 and was remanded to the Ninth Judicial Circuit Court of Florida for a new trial. The case was tried again in June 2019 and the jury returned a $9.0 million judgment for the plaintiff where the Company and Mr. Kidd were found to be 100% liable (after certain offsets and other deductions the final verdict was $8.0 million). The Company continues to deny liability and has filed an appeal.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #7 (June 17, 2019 to July 14, 2019)	1,194	$275.16	—	$147,336
Period #8 (July 15, 2019 to August 11, 2019)	231,739	252.72	230,097	89,166
Period #9 (August 12, 2019 to September 8, 2019)	157,402	230.44	154,241	53,640

Total	390,335	$243.81	384,338	$53,640

(1)	5,997 shares in the third quarter of 2019 were purchased as part of the Company’s employee stock payroll deduction plan at an average price of $245.21.

(2)	As previously disclosed, on February 14, 2018, the Company’s Board of Directors authorized a $750.0 million share repurchase program, which has no expiration date. As of September 8, 2019, the Company had approximately $53.6 million remaining for future share repurchases under this program. On October 4, 2019, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company’s common stock, which has no expiration date. This repurchase program replaces the remaining availability of approximately $53.6 million under the Company’s existing $750.0 million share repurchase program. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

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

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBLR tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC. (Registrant)

Date: October 8, 2019	/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)