Form 10-K
period 2019-12-29
DOMINOS PIZZA INC
filed 2020-02-20
CIK 1286681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 29, 2019
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
common stock held by
non-affiliates
of Domino’s Pizza, Inc. as of June 16, 2019 computed by reference to the closing price of Domino’s Pizza, Inc.’s common stock on the New York Stock Exchange on such date was $11,503,936,585.
As of February 13, 2020, Domino’s Pizza, Inc. had 38,667,039 shares of common stock, par value $0.01 per share, outstanding.
Documents incorporated by reference:
Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 21, 2020 are incorporated by reference into Part III.

Throughout this document, Domino’s Pizza, Inc. (NYSE: DPZ) is referred to as the “Company,” “Domino’s,” “Domino’s Pizza” or in the first-person notations of “we,” “us” and “our.”
In this document, we rely on and refer to information regarding the U.S. quick service restaurant, or QSR, sector and the U.S. QSR pizza category from CREST
®
ongoing foodservice market research (years ending November) prepared by The NPD Group, as well as market research reports, analyst reports and other publicly-available information. Although we believe this information to be reliable, we have not independently verified it. U.S. sales information relating to the U.S. QSR sector and the U.S. QSR pizza category represent reported consumer spending obtained by The NPD Group’s CREST
®
ongoing foodservice market research from consumer surveys. This information relates to both our Company-owned and franchised stores.

Part I
Item 1.	Business.

Overview
Domino’s is the largest pizza company in the world based on global retail sales, with more than 17,000 locations in over 90 markets around the world as of December 29, 2019. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Although we are a highly-recognized global brand, we focus on serving neighborhoods locally through our large global network of franchise owners and U.S. Company-owned stores. The Company is primarily a franchisor, with approximately 98% of Domino’s stores currently owned and operated by independent franchisees. Franchising enables an individual to be his or her own employer and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand, operating system and financial resources.
The Domino’s business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.
Domino’s generates revenues and earnings by charging royalties and fees to our franchisees. Royalties are ongoing percent-of-sales
fees for use of the Domino’s
®
brand marks. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees through our supply chain operations, primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza
®
brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising
and selling food and equipment to those
sub-franchisees,
as well as by running pizza stores. We believe that everyone in the system can benefit, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.
The Domino’s business model can yield strong returns for our franchise owners and Company-owned stores. It can also yield significant cash flows to us, through a consistent franchise royalty payment and supply chain revenue stream, with moderate capital expenditures. We have historically returned cash to shareholders through dividend payments and share repurchases.
Our History
We pioneered the pizza delivery business and built Domino’s into one of the most widely-recognized consumer brands in the world. We have been delivering quality, affordable food to our customers since 1960, when brothers Thomas and James Monaghan borrowed $900 to purchase a small pizza store in Ypsilanti, Michigan. Thomas purchased his brother’s share of the business shortly thereafter. Concentrating first on building stores near college campuses and military bases in the 1960s and 1970s, the brand grew quickly in the 1980s in urban markets and near residential communities. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. The first international stores opened in 1983, in Canada and Australia. Monaghan sold 93% of his economic stake in the Company in 1998 to Bain Capital, LLC, and then later sold and transferred his remaining stake in the Company in 2004, when we completed our initial public offering.
Since 1998, the Company has been structured with a leveraged balance sheet and has completed a number of recapitalization transactions. The Company’s most recent recapitalization transaction in 2019 (the “2019 Recapitalization”) primarily consisted of the issuance of $675.0 million of fixed rate notes. As of December 29, 2019, the Company had $4.11 billion in total debt, which included debt from its 2019 Recapitalization and its previous recapitalization transactions in 2018, 2017 and 2015 (the “2018 Recapitalization,” “2017 Recapitalization” and the “2015 Recapitalization,” respectively, and together with the 2019 Recapitalization, the “2019, 2018, 2017 and 2015 Recapitalizations”). Excess proceeds from our 2019, 2018, 2017 and 2015 Recapitalizations were used primarily to repurchase shares of our common stock.
We
re-launched
our brand in the U.S. in late 2009 by introducing a new recipe for our core pizza product. Since 2008, the majority of our menu has changed, either through the improvement of existing products or the introduction of new products, such as our Handmade Pan Pizza and Specialty Chicken. During this timeframe, we also began expanding our focus on technology through our development of innovative ordering platforms, including those developed for Google Home, Facebook Messenger, Apple Watch, Amazon Echo and Twitter, as well as other technological advancements, such as the launch of our Piece of the Pie Rewards
®
loyalty program in 2015 and the launch of Domino’s Delivery HotSpots
®
in 2018. Globally, we opened our 10,000
th
store in 2012 and our 17,000
th
store in 2019. In 2012, we announced a plan requiring all stores to adopt our new carry-out
friendly “Pizza Theater” store design, which is more inviting to customers and allows them to see their orders being made fresh in front of them. The majority of our U.S. and international stores have completed these remodels as of the end of 2019.

Our Industry
The U.S. QSR pizza category is large and fragmented. From 2014 through 2019, the U.S. QSR pizza category has grown from $34.8 billion to $37.8 billion. It is the second-largest category within the $279 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in
and carryout, with carryout and delivery comprising the two largest segments.
In the U.S., we compete primarily in the delivery and carryout segments of the pizza industry, and we are the dollar market share leader for delivery and second-largest dollar market share leader for carryout. Delivery segment dollars of $11.0 billion in 2019 (up from $10.2 billion in 2014) account for approximately 29% of total U.S. QSR pizza. The four industry leaders, including Domino’s, account for over 61% of U.S. pizza delivery, based on reported consumer spending, with the remaining dollars going to regional chains and independent establishments. From 2014 to 2019, the carryout segment grew from $16.9 billion to $18.8 billion. The four industry leaders, including Domino’s, account for approximately 51% of the carryout segment. (Source: The NPD Group/CREST
®
, year ending November 2019).
In contrast to the U.S., international pizza delivery is relatively underdeveloped, with only Domino’s and two other competitors having a significant global presence. We believe that demand for pizza and pizza delivery is large and growing throughout the world, driven by international consumers’ increasing emphasis on convenience, and our proven success of more than 35 years of conducting business abroad.
Our Competition
The global pizza delivery and carryout segments, as well as the broader QSR sector, are highly competitive. In the U.S., we compete against regional and local companies as well as national chains Pizza Hut
®
, Papa John’s
®
and Little Caesars Pizza
®
. Internationally, we compete primarily with Pizza Hut
®
, Papa John’s
®
and country-specific national and local pizzerias. We generally compete on the basis of product quality, location, image, service, technology, convenience and price. Our business and those of our competitors can be affected by changes in consumer tastes, economic conditions, demographic trends and consumers’ disposable income. We also compete with other food, food delivery and order and delivery aggregation companies. We compete not only for customers, but also for employees, drivers, suitable real estate sites and qualified franchisees.
Our Customers
The Company’s business is not dependent upon a single retail customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2019, 2018 or 2017. As of December 29, 2019, our largest franchisee based on store count, Domino’s Pizza Enterprises (DMP: ASX), operates 2,604 stores in nine international markets, and accounts for 15% of our total store count. Revenues from this master franchisee accounted for 1.4% of our consolidated revenues in 2019. Our international business unit only requires a modest amount of general and administrative expenses to support its markets and does not have a cost of sales component. Therefore, the vast majority of these royalty revenues result in profits to us.
Our Menu
We offer a menu designed to present an attractive, quality offering to customers, while keeping it simple enough to minimize order errors and expedite order-taking and food preparation. Our basic menu features pizza products with varying sizes and crust types. Our typical store also offers oven-baked sandwiches, pasta, boneless chicken and chicken wings, bread side items, desserts and soft drink products. International markets vary toppings by country and culture, such as a squid topping in Japan or spicy cheese in India, and often feature regional specialty items, such as a banana and cinnamon dessert pizza in Brazil.
Store Image and Operations
We have been focused primarily on pizza delivery for nearly 60 years, and we also place focus on carryout as a significant component of our business. In 2012, we introduced our carryout-friendly Pizza Theater store design; the majority of our U.S. and international stores have converted to this design as of the end of 2019. Many stores offer casual seating and enable customers to watch the preparation of their orders, but do not offer a full-service dine-in
experience. As a result, our stores generally do not require expensive restaurant facilities and staffing.

Our Business Segments
We operate, and report, three business segments: U.S. stores, international franchise and supply chain.
U.S. Stores
Our U.S. stores segment consists primarily of our franchise operations, which consist of 5,784 franchised stores located in the United States. We also operate a network of 342 U.S. Company-owned stores.
During 2019, our U.S. stores segment accounted for $1.27 billion, or 35% of our consolidated revenues. Directly operating Domino’s stores contributes significantly to our ability to act as a credible franchisor. We also use our Company-owned stores as test sites for technological innovation and promotions as well as operational improvements. We also use them for training new store managers and operations team members, as well as developing prospective franchisees. While we are primarily a franchised business, we continuously evaluate our mix of U.S. Company-owned and franchise stores. As of December 29, 2019, franchised stores represented 94% of our total store count within our U.S. stores segment.
U.S. Franchise Profile
As of December 29, 2019, our network of 5,784 U.S. franchise stores was owned and operated by 777 independent U.S. franchisees. Our franchise formula enables franchisees to benefit from our brand recognition with a relatively low initial capital investment. As of December 29, 2019, the average U.S. franchisee owned and operated approximately seven stores and had been in our franchise system for over 18 years. Additionally, 20 of our U.S. franchisees operated more than 50 stores (including our largest U.S. franchisee who operated 176 stores) and 240 of our U.S. franchisees each operated one store.
We apply rigorous standards to prospective U.S. franchisees. We generally require them to manage a store for at least one year and graduate from our franchise management school program before being granted a franchise. This enables us to observe the operational and financial performance of a potential franchisee prior to entering into a long-term agreement. Substantially all of our 777 independent U.S. franchise owners started their careers with us as delivery drivers or in other in-store
positions, which we believe offers advantages in terms of familiarity with our business and store operations. In addition, we generally restrict the ability of U.S. franchisees to be involved in other businesses, which we believe helps focus our franchisees’ attention on operating their stores. We believe these characteristics and standards are largely unique within the franchise industry and have resulted in qualified and focused franchisees operating Domino’s stores. We maintain a productive relationship with our independent franchise owners through regional franchise teams, distributing materials that help franchise stores comply with our standards and using franchise advisory groups that facilitate communications between us and our franchisees. We consider our relationship with our U.S. franchisees to be good.
U.S. Franchise Agreements
We enter into franchise agreements with U.S. franchisees under which the franchisee is generally granted the right to operate a store in a particular location for a term of ten years, with an ability to renew for an additional term of ten years. We have a franchise agreement renewal rate of approximately 99%. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchised store. Each franchisee is generally required to pay a 5.5% royalty fee on sales as well as certain technology fees. In certain instances, we will collect lower rates based on certain incentives.
Our stores in the contiguous United States currently contribute 6% of their sales to fund national marketing and advertising campaigns (subject, in certain instances, to lower rates based on certain incentives and waivers). These funds are administered by Domino’s National Advertising Fund Inc. (“DNAF”), our consolidated not-for-profit
advertising subsidiary. The funds are primarily used to purchase media for advertising, and also to support market research, field communications, public relations, commercial production, talent payments and other activities to promote the Domino’s brand. In addition to the national and market-level advertising contributions, U.S. stores generally spend additional funds on local store marketing activities.
We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee’s failure to adhere to the Company’s franchise agreement, failure to make required payments, or failure to adhere to specified Company policies and standards.

International Franchise
Our international franchise segment is comprised of a network of franchised stores in more than 90 international markets. At December 29, 2019, we had 10,894 international franchise stores. During 2019, this segment accounted for $241.0 million, or 7% of our consolidated revenues. The principal sources of revenues from those operations are royalty payments generated by retail sales from franchised stores.
Our international franchisees employ our basic standard operating model and adapt it to satisfy the local eating habits and consumer preferences of various regions outside the U.S. Currently, the vast majority of our international stores operate under master franchise agreements.
We believe Domino’s appeals to potential international franchisees because of our recognized brand name and technological leadership, the moderate capital expenditures required to open and operate our stores and our system’s desirable store profitability. Stores in eight of our top ten international markets in terms of store count are operated by master franchise companies that are publicly traded on stock exchanges as noted in the below table. The following table shows our store count as of December 29, 2019 in our top ten international markets, which accounted for approximately 63% of our international stores as of that date.

Market	Number of stores
India (JUBLFOOD: NS)	1,312
United Kingdom (DOM: L)	1,126
Mexico (ALSEA: MX)	801
Australia (DMP: ASX)	698
Japan (DMP: ASX)	642
Turkey (DPEU: L)	550
Canada	520
South Korea	462
France (DMP: ASX)	404
Germany (DMP: ASX)	325

International Franchisee Profile
The vast majority of our markets outside of the U.S. are operated by master franchisees with franchise and distribution rights for entire regions or countries. In a few select markets, we franchise directly to individual store operators. Prospective master franchisees are required to possess local market knowledge to establish and develop Domino’s stores, with the ability to identify and access targeted real estate sites, as well as expertise in local laws, customs, culture and consumer behavior. We also seek candidates that have access to sufficient capital to meet growth and development plans. We consider our relationship with our international franchisees to be good.
Master Franchise Agreements
Our master franchise agreements generally grant the franchisee exclusive rights to develop and sub-franchise
stores and the right to operate supply chain centers in particular geographic areas. Agreements are generally for a term of ten years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time
franchise fee as well as an additional franchise fee upon the opening of each new store. The master franchisee is also required to pay a continuing royalty fee as a percentage of sales, which varies among international markets, and averaged approximately 3.0% in 2019.
Supply Chain
Our supply chain segment operates 19 regional dough manufacturing and food supply chain centers in the U.S., one thin crust manufacturing center, one vegetable processing center and one center providing equipment and supplies to our U.S. and certain international stores. We plan to continue investing in additional supply chain centers and capacity initiatives in the future, including two additional regional dough manufacturing and food supply chain centers that are expected to open in fiscal 2020. We also operate five dough manufacturing and food supply chain centers in Canada. Our supply chain segment leases a fleet of more than 800 tractors and trailers. During 2019, our supply chain segment accounted for $2.10 billion, or 58% of our consolidated revenues.
Our centers produce fresh dough and purchase, receive, store and deliver quality food and other complementary items to substantially all of our U.S. stores and most of our Canadian franchised stores. We regularly supply over 6,600 stores with various food and supplies.

We believe our franchisees voluntarily choose to obtain food, supplies and equipment from us because we offer the most efficient, convenient and cost-effective alternative, while also offering both quality and consistency. Our supply chain segment offers profit-sharing arrangements to franchisees who purchase all of their food for their stores from our centers. These profit-sharing arrangements generally offer participating franchisees and Company-owned stores with 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of their regional supply chain center’s pre-tax
profits. We believe these arrangements strengthen our ties to and provide aligned benefits with franchisees.
Third-Party Suppliers
Over half of our annual food spend is with suppliers with whom we maintain long-standing partnerships. Our supply partners are required to meet strict quality standards to ensure food safety. We review and evaluate these partners’ quality assurance programs through (among other actions)
on-site
visits, third-party audits and product evaluations designed to ensure compliance with our standards. We believe the length and quality of our relationships with third-party suppliers provides us with priority service and quality products at competitive prices.
Cheese is our largest food cost. The price we charge to our U.S. franchisees for cheese is formula-based, with the Chicago Mercantile Exchange cheddar block price as the primary component, plus a supply chain markup. As cheese prices fluctuate, our revenues and margin percentages in our supply chain segment also fluctuate; however, actual supply chain dollar margins remain unchanged. We currently purchase our U.S. pizza cheese from a single supplier. Under our September 2017 agreement, our U.S. supplier agreed to provide an uninterrupted supply of cheese and the Company agreed to a seven-year pricing schedule to purchase all of its U.S. pizza cheese from this supplier. While we expect to meet the terms of this agreement, if we do not, we will be required to repay the certain negotiated cost savings as provided in the agreement. The majority of our meat toppings in the U.S. come from a single supplier under a contract that expires in June 2022. We have the right to terminate these arrangements for quality failures and for certain uncured breaches.
We have entered into a multi-year agreement with Coca-Cola
®
for the U.S. This contract, renegotiated in June 2019, provides for Coca-Cola to continue to be our exclusive beverage supplier and expires on December 31, 2023 or at such time as a minimum number of cases of Coca-Cola products are purchased by Domino’s, whichever occurs later.
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
Our Strengths
Strong Brand Equity
We are the largest pizza company in the world based on global retail sales. We believe our Domino’s brand is one of the most widely-recognized consumer brands in the world. We are the recognized world leader in pizza delivery and have a significant business in carryout. We believe consumers associate our brand with the timely delivery of quality, affordable food and technological innovation.
Over the past five years, our U.S. franchise and Company-owned stores have invested an estimated $2.1 billion in national, co-operative
and local advertising. Our international franchisees also invest significant amounts in advertising efforts in their markets. We continue to reinforce our brand with extensive advertising through various media channels. We have also enhanced the strength of our brand through marketing affiliations with brands such as Coca-Cola.
We are the number one pizza delivery company in the U.S. with a 35% share of pizza delivery based on consumer spending data for the year ending November 2019. For the same period, we are also the number two pizza carryout company in the U.S. with a 16% share of carryout pizza (Source: The NPD Group/CREST
®
, year ending November 2019). With 6,126 stores located in the U.S., our store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and marketing investments. We believe our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery. Outside the U.S., we have significant market share positions in many of the markets in which we compete.

Strong and Proven Business Model
Our business model generates U.S. and international franchise royalties and fees, supply chain revenue and retail sales at Company-owned stores. We have developed this model over our many years of operation, and it is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and historically has generated demand for new stores. Over the past ten years, average U.S. store profitability in the Domino’s system has increased meaningfully, resulting in higher profitability for our franchise owners. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty payments and through supply chain revenues.
We developed a cost-efficient store model, characterized by a delivery- and carryout-oriented store design, with moderate capital requirements and a menu of quality, affordable items. At the store level, we believe the simplicity and efficiency of our operations give us significant advantages over our competitors, who, in many cases, also focus on dine-in
or have broader menu offerings. At the supply chain level, we believe we provide quality, good value and consistency for our franchise customers while also driving profits for us, which we share with our franchisees under the profit-sharing arrangements described above.
Our menu simplifies and streamlines production and delivery processes and maximizes economies of scale on purchases of our principal food items. In addition, our stores are generally smaller and less expensive to build, furnish and maintain as compared to many other restaurant concepts. New stores built in our Pizza Theater design are often slightly larger than stores we have built in the past to create a better experience for our carryout customers; however, they are still generally smaller and less expensive to build, furnish and maintain than many other restaurant concepts. The combination of this efficient store model and strong sales volume has resulted in strong store-level economics and, we believe, makes Domino’s an attractive business opportunity for existing and prospective franchisees around the world. We and our franchisees are continuing to focus on growing our global store count. In recent years, we have focused specifically on increasing our presence in our existing markets to provide better service to our customers, including shrinking our delivery areas to provide better delivery service and adding locations that are closer to our carryout customers. We call this approach our fortressing strategy.
We believe our store financial returns have led to a strong, well-diversified franchise system. This established franchise system has produced strong cash flows and earnings for us, enabling us to invest in the Domino’s brand, stores, technology and supply chain centers, pay dividends, repurchase and retire shares of our common stock and service our debt obligations.
Technological Innovation
Technological innovation is vital to our brand and our long-term success. Digital ordering is critical to competing in the global pizza industry. In 2019, more than half of all global retail sales were derived from digital channels, primarily through our online ordering website and mobile applications. We believe we are among the largest
e-commerce
retailers in terms of annual transactions. After launching digital ordering and the Domino’s Tracker
®
in the U.S. in 2008, we made the strategic decision in 2010 to develop our own online ordering platform and to manage this important and growing area of our business internally. Over the next five years, we launched mobile applications that cover the majority of the smartphones and tablets on the U.S. market. In 2013, we launched an enhanced online ordering profiles platform, allowing customers the ability to reorder their favorite order in as few as five clicks, or 30 seconds. In 2014, we introduced “Dom,” a voice ordering application, which we believe was the first in the restaurant industry, and we also made the Domino’s Tracker available on our ordering platforms. In 2015, we introduced several innovative ordering platforms including Samsung Smart TV
®
, Twitter, and text message using a pizza emoji. We continued this trend of innovation in 2016 with the introduction of zero-click
ordering as well as adding Google Home, Facebook Messenger, Apple Watch, and Amazon Echo to our ordering platforms. In April 2018, we launched Domino’s Delivery HotSpots, featuring over 200,000 non-traditional
 delivery locations including parks, beaches, local landmarks and other unique gathering spots. In late 2017, we began an industry-first test of self-driving vehicle delivery, and in June 2019, we announced a partnership with Nuro, furthering our exploration and testing of autonomous pizza delivery. In 2019, we also opened our innovation garage, which is a 33,000 square-foot building on the campus of our corporate headquarters that includes collaboration workspaces and a fully functioning pizza theater to develop and test new technology in a store setting. We also launched our GPS delivery tracking technology in 2019, which allows customers to track the progress of their pizza delivery through Domino’s ordering platforms.
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

All of this improved functionality has been developed to work seamlessly with our Domino’s PULSE
™
point-of-sale
system. Our Domino’s PULSE system is designed to drive operating efficiencies for our franchisees and our corporate management and assist franchisees in independently managing their business. As of December 29, 2019, Domino’s PULSE is being used in every Company-owned store in the U.S., in more than 99% of our U.S. franchised stores and in approximately 76% of our international stores.
We believe utilizing Domino’s PULSE with our integrated technology solutions throughout our system provides us with competitive advantages over other concepts.
We intend to continue to enhance and grow our online ordering, digital marketing and technological capabilities.
Product Innovation
In late 2009, we reintroduced our core hand-tossed pizza in the U.S. with a new recipe, which we believe has contributed to long-term growth in customer reorder rates, consumer traffic and increased sales. This recipe is now in use in other markets around the world. Our nearly 60 years of innovation have resulted in numerous new product developments, including our more recent innovations of Handmade Pan Pizza, Specialty Chicken, Parmesan Bread Bites, Stuffed Cheesy Bread, Marbled Cookie Brownie and Bread Twists, among others. Product innovation is also present in our global markets, where our master franchisees have the ability to recommend products to suit their local market tastes. Products include the Mayo Jaga in Japan (bacon, potatoes and sweet mayonnaise) and the Saumoneta in France (light cream, potatoes, onions, smoked salmon and dill).
Internal Dough Manufacturing and Supply Chain System
In addition to generating significant revenues and earnings in the U.S. and Canada, we believe our vertically integrated dough manufacturing and supply chain system enhances the quality and consistency of our products, enhances our relationships with franchisees and leverages economies of scale to offer lower costs to our stores. It also allows store managers to better focus on store operations and customer service by relieving them of the responsibility of mixing dough in the stores and sourcing other ingredients. Many of our international master franchisees also profit from running supply chain businesses in their respective markets.
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
Environmental Responsibility
We believe in launching initiatives to reduce our impact on the environment, including the impact of energy, waste water, land use and reducing waste, both in packaging and food. Since 2015, we have sourced 100% sustainable mass balance palm oil, which is used in some of our products. We have also recently increased the recycled content of our pizza boxes and launched the use of eBikes for delivery in certain markets around the world, helping us to reduce our carbon footprint. Domino’s is also a member of the Dairy Sustainability Alliance and the Recycling Partnership.

Community Involvement
We believe in supporting the communities we serve through donating our time, money and pizza. You can find more information about our community giving at
biz.dominos.com
. Our national philanthropic partner is St. Jude Children’s Research Hospital
®
. St. Jude is internationally-recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national fundraising campaign called
 St. Jude Thanks and Giving
®
, the Domino’s system has contributed $68.7 million to St. Jude since our partnership began in 2004, including raising $10.6 million in 2019. In addition to raising funds, we have supported St. Jude through in-kind
donations, including hosting hospital-wide pizza parties for patients and their families. Our system also helps St. Jude build awareness through the inclusion of the St. Jude logo on millions of our pizza boxes and through a link on our consumer website, as well as a St. Jude-themed Pizza Tracker during
Thanks and Giving
®
.
We also support the Domino’s Pizza Partners Foundation (the “Partners Foundation”). Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Primarily funded by team member and franchise contributions, the Partners Foundation is a separate, not-for-profit
organization that has disbursed $7.5 million over the past five years. The Partners Foundation is committed to meeting the needs of Domino’s team members facing crisis situations, such as fire, illness, natural disasters or other personal tragedies.
Additional Disclosures
Employees
As of December 29, 2019, we had approximately 13,100 employees in our Company-owned stores, supply chain centers, World Resource Center and regional offices. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Working Capital
Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., pages 35 through 38.
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
We are subject to the rules and regulations of the Federal Trade Commission (“FTC”) and various state laws regulating the offer and sale of franchises. The FTC and various state laws require that we furnish a franchise disclosure document containing certain information to prospective franchisees, and a number of states require registration of the franchise disclosure document with state authorities. We are operating under exemptions from registration in several states based on the net worth of our subsidiary, Domino’s Pizza Franchising LLC, and experience. We believe our franchise disclosure document, together with any applicable state versions or supplements, and franchising procedures comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.
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

Privacy and Data Protection
We are subject to a number of privacy and data protection laws and regulations both in the U.S. and globally. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increase in attention given to privacy and data protection issues with the potential to directly affect our business. This includes recently-enacted laws and regulations in the U.S. and internationally requiring notification to individuals and government authorities of security breaches involving certain categories of personal information. We have a privacy policy posted on our website at
www.dominos.com
. The security of our financial data, customer information and other personal information is a priority for us.
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
Environmental Matters
We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2019, there were no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in 2020.
Seasonal Operations
The Company’s business is not typically seasonal.
Backlog Orders
The Company has no backlog orders as of December 29, 2019.
Government Contracts
No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Available Information
The Company makes available, free of charge, through its internet website
biz.dominos.com
, its Annual Report on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K,
proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a), 15(d), or 16 of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. Materials filed with the Securities and Exchange Commission are available at
www.sec.gov
. Retail orders from Domino’s stores can be made through its internet website
www.dominos.com
. The reference to these website addresses anywhere in this Annual Report on Form
10-K
(the “Form
10-K”)
does not constitute incorporation by reference of the information contained on the websites and information appearing on those websites, including
biz.dominos.com
and
www.dominos.com
, should not be considered a part of this document.

Item 1A.	Risk Factors.
The quick service restaurant pizza category and the food service and food delivery markets in general are highly competitive and such competition could adversely affect our operating results.
In the U.S., we compete primarily against regional and local companies as well as national chains Pizza Hut
®
, Papa John’s
®
and Little Caesars Pizza
®
. Internationally, we compete primarily with Pizza Hut
®
, Papa John’s
®
and country-specific national and local companies. We could experience increased competition from existing or new companies in the delivery and carry-out
pizza category that could create increasing pressures to grow our business in order to maintain our market share. Additionally, we face growing competition from the supermarket industry and meal kit and food delivery providers, with the improvement of prepared food and meal kit offerings, expansion in meal delivery platforms and services and the trend towards convergence in grocery, deli, retail and restaurant services.
We also compete on a broader scale with quick service and other international, national, regional and local restaurants. Competition from order and delivery aggregators and other food delivery services has also increased in recent years. The overall food service market, food delivery market and the quick service restaurant market are intensely competitive with respect to food quality, price, service, image, convenience and concept, and are often affected by changes in:
•	consumer tastes;
•	international, national, regional or local economic conditions;
•	disposable purchasing power;
•	marketing, advertising and pricing, including discounting;
•	demographic trends; and
•	currency fluctuations related to international operations.
We compete within the food service market and the quick service restaurant market not only for customers, but also for management and hourly employees, including drivers, suitable real estate sites and qualified franchisees. Our supply chain segment is also subject to competition from outside suppliers. While substantially all U.S. franchisees purchased food, equipment and supplies from us in 2019, U.S. franchisees are not required to purchase food, equipment or supplies from us and they may choose to purchase from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our U.S. supply chain centers, our financial condition, business and results of operations would be adversely affected.
If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, loss of management or hourly employees, disruption in our supply chain centers, the inability to take advantage of new business opportunities and the loss of market share, all of which would have an adverse effect on our operating results and could cause our stock price to decline.
If we fail to successfully implement our growth strategy, which includes opening new U.S. and international stores, our ability to increase our revenues and operating profits could be adversely affected.
A significant component of our growth strategy includes the opening of new U.S. (both Company-owned as well as franchised stores) and international franchised stores. We and our franchisees face many challenges in opening new stores, including, among others:
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

We and our franchisees are currently planning to expand our U.S. and international operations in many of the markets where we currently operate and in select new markets. This may require considerable management time as well as start-up
expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we continue to expand internationally, we or our franchisees may not experience the operating margins we expect, our results of operations may be negatively impacted, and our common stock price may decline. In addition, we expect to continue our strategy of building additional stores in markets and regions where we have existing stores, which may negatively impact sales at existing stores.
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
Food service businesses are affected by changes in consumer tastes, international, national, regional and local economic conditions, marketing, advertising, pricing, including discounting, and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as healthier, our business and operating results would be harmed. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do. The preferences of customers also may change as a result of advances in technology or alternative delivery methods or channels. If we are not able to respond to these changes, or our competitors respond to these changes more effectively, our business and operating results could be adversely affected.
Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.
In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of internet-based communications that allow individuals access to a broad audience of consumers and other persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. The dissemination of information via social media could harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the information’s accuracy. This could include negative publicity related to our food products or stores or negative publicity related to actions by our executives, team members or franchisees.
In addition, we frequently use social media to communicate with consumers and the public in general. Failure to use social media effectively could lead to a decline in brand value and revenue. In addition, laws and regulations, including FTC enforcement, rapidly evolve to govern social media platforms and communications. A failure of us, our employees, our franchisees or third parties acting at our direction to abide by applicable laws and regulations in the use of social media could adversely impact our brand, reputation, marketing partners, financial condition, and results of operations or subject us or our franchisees to fines or other penalties.Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our brand, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information.
Reports of food-borne illness or food tampering could reduce sales and harm our business.
Reports, whether true or not, of food-borne illnesses (such as E. coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the quick service restaurant market and could in the future as well. The potential for acts of terrorism affecting our global food supply also exists and, if such an event occurs, it could have a negative impact on us and could severely hurt sales and profits. In addition, our reputation is an important asset; as a result, anything that damages our reputation could immediately and severely affect our sales and profits. Media reports of illnesses and injuries, whether accurate or not, could force some stores to close or otherwise reduce sales at such stores. Moreover, as described above, social media has dramatically increased the rate at which negative publicity, including as it relates to food-borne illness, can be disseminated before there is any meaningful opportunity to respond to or address an issue. Even reports of food-borne illnesses or food tampering occurring solely at the restaurants of competitors could, by resulting in negative publicity about the restaurant industry in general, adversely affect us on a local, regional, national or international basis. Further, the occurrence of a widespread illness, health epidemic or other general health concern could adversely affect us on a local, regional or international basis. A decrease in global retail sales as a result of these health concerns or negative publicity or as a result of the closure of any Domino’s stores could have a material adverse effect on our results of operations.

We do not have long-term contracts with certain of our suppliers, and as a result they could seek to significantly increase prices or fail to deliver.
We do not have long-term contracts or arrangements with certain of our suppliers. Although in the past we have not experienced significant problems with our suppliers, our suppliers may implement significant price increases or may not meet our requirements in a timely fashion, or at all. The occurrence of any of the foregoing could have a material adverse effect on the ability of our supply chain centers to deliver necessary products to our stores and on our results of operations.
Shortages or interruptions in the supply or delivery of fresh food products could adversely affect our operating results.
We and our franchisees are dependent on frequent deliveries of food products that meet our specifications. In addition, we have single suppliers or a limited number of suppliers for certain of our ingredients, including pizza cheese and meat toppings. While we believe there are adequate reserve quantities and potential alternative suppliers, shortages or interruptions in the supply of food products caused by increased demand, capacity constraints, problems in production or distribution, financial or other difficulties of suppliers, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients. Additionally, the effects of climate change could increase the frequency and duration of weather impacts on our operations and could adversely affect our operating results.
Increases in food, labor and other costs could adversely affect our profitability and operating results.
An increase in our operating costs could adversely affect our profitability and other operating results. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. Cheese is a significant cost to us, representing approximately 25% of the market basket purchased by our Company-owned stores. Additionally, while we strive to engage in a competitive bidding process for our ingredients, because certain of these ingredients, including meat products, may only be available from a limited number of vendors, we may not always be able to do so effectively. Furthermore, if we need to seek new suppliers, we may be subject to pricing or other terms less favorable to us than those reflected in our current supply arrangements. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. Several states in which we operate have recently approved minimum wage increases. As minimum wage increases are implemented in these states or if such increases are approved and implemented in other states in which we operate, we expect our labor costs will continue to increase. The advent of legislation aimed at predictive scheduling could impact labor for our stores and our franchisees’ stores. Additionally, while we do not currently have any unionized employees, if a significant portion of our employees were to become unionized, our labor costs could increase and our business could be negatively affected by other union requirements that increase our costs, disrupt our business, reduce our flexibility and impact our employee culture. Labor costs and food costs, including cheese, generally represent approximately 50% to 60% of the sales at a typical Company-owned store.
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
We have been routinely named a Leading National Advertiser by
Advertising Age
. Each Domino’s store located in the contiguous U.S. is obligated to contribute 6% of its sales (subject, in certain instances, to lower rates based on certain incentives and waivers) to DNAF, which uses such fees for national advertising in addition to contributions for local market-level advertising. We currently anticipate that this 6% contribution rate will remain in place for the foreseeable future. While additional funds for advertising in the past have been provided by us, our franchisees and other third parties, none of these additional funds are legally required. The lack of continued financial support for advertising activities could significantly curtail our marketing efforts, which may in turn materially and adversely affect our business and our operating results.

We face risks of litigation, investigations, enforcement actions and negative publicity from customers, franchisees, suppliers, employees, regulators and others in the ordinary course of business, which can or could divert our financial and management resources. Litigation, investigations, enforcement actions or publicity may adversely impact our financial condition and results of operations.
Claims of illness or injury relating to food quality or food handling are common in the food service industry, and vehicular accidents and injuries occur in the food delivery business. We are currently subject to these types of claims and have been subject to these types of claims in the past. Claims within our industry of improper supplier actions also occasionally arise that, if made against one of our suppliers, could potentially damage our brand image. In addition, class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat
foods and that quick service restaurant marketing practices have encouraged obesity. State attorney general offices or other regulators have initiated and may in the future initiate investigations or enforcement actions against us. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity resulting from such allegations may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable. Further, a substantial settlement, fine, penalty or judgment against us could negatively impact our financial condition, results of operations and brand reputation, thereby hindering our ability to attract and retain franchisees and grow our business.
Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including claims relating to overtime compensation. We have been and continue to be subject to these types of claims. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims or if we receive significant negative publicity, our business, financial condition and operating results could be harmed.
Loss of key employees or our inability to attract and retain new qualified employees could hurt our business and inhibit our ability to operate and grow successfully.
Our success in the highly competitive pizza delivery and
carry-out
business will continue to depend to a significant extent on our leadership team and other key management personnel. Although we have entered into employment agreements with Richard E. Allison Jr. and Russell J. Weiner, each of these executives may terminate his agreement on ninety days’ notice. Our other executive officers may terminate their employment pursuant to their employment agreements at any time. As a result, we may not be able to retain our executive officers and key personnel or attract additional qualified management. While we do not have long-term employment agreements with our executive officers, for all of our executive officers we have non-compete
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
We conduct a significant and growing portion of our business outside the U.S. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither we nor our franchisees have control, may include:
•	recessionary or expansive trends in international markets;
•	changing labor conditions and difficulties in staffing and managing our foreign operations;
•	increases in the taxes we pay and other changes in applicable tax laws;
•	tariffs and trade barriers;
•	legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;
•	changes in inflation rates;
•	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

•	difficulty in collecting our royalties and longer payment cycles;
•	expropriation of private enterprises;
•	increases in anti-American sentiment and the identification of the Domino’s Pizza brand as an American brand;
•	political and economic instability and uncertainty around the world, including uncertainty arising from the United Kingdom’s exit from the European Union, commonly referred to as “Brexit”; and
•	other external factors.
Fluctuations in the value of the U.S. dollar in relation to other currencies may lead to lower revenues and earnings.
Exchange rate fluctuations could have an adverse effect on our results of operations. International franchise royalties and fees represented approximately 6.7% of our total revenues in 2019, 6.5% of our total revenues in 2018 and 7.4% of our total revenues in 2017, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. Sales made by franchise stores outside the U.S. are denominated in the currency of the country in which the store is located, and this currency could become less valuable in U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the U.S. or lower profitability to our franchisees outside the U.S., or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in our international markets would have resulted in a negative impact on international royalty revenues of approximately $21.2 million in 2019.
Our earnings and business growth strategy depend on the success of our franchisees, and we may be harmed by actions taken by our franchisees, or employees of our franchisees, that are outside of our control.
A significant portion of our earnings comes from royalties and fees generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide tools for franchisees to use in training their employees, but the quality of franchise store operations and our brand and branded products may be diminished by any number of factors beyond our control. Consequently, franchisees may not operate stores in a manner consistent with our standards and requirements or they or their employees may take other actions that adversely affect the value of our brand. In such event, our business and reputation may suffer, and as a result our revenues and stock price could decline.
While we try to ensure that franchisees maintain the quality of the Domino’s brand and branded products and comply with their franchise agreements, franchisees may take actions that adversely affect the value of our intellectual property or reputation or that are inconsistent with their contractual obligations. Although our franchise arrangements permit the applicable franchisor to terminate a franchise agreement under certain circumstances, including the failure by franchisees to uphold quality standards, there can be no assurance that such remedy will be available or sufficient to prevent harm to our brand and protect our intellectual property.
As of December 29, 2019, we had 777 U.S. franchisees operating 5,784 U.S. stores. Twenty of these franchisees each own and operate more than 50 U.S. stores, including our largest U.S. franchisee who owns and operates 176 stores, and the average franchisee owns and operates approximately seven stores.
Our international master franchisees are generally responsible for the development of significantly more stores than our U.S. franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our U.S. operations. As of December 29, 2019, our largest international master franchisee operated 2,604 stores in nine markets, which accounts for approximately 24% of our total international store count. Our U.S. and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.
We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.
We depend in large part on our brand and branded products and believe that they are very important to our business. We rely on a combination of trademarks, copyrights, trade secrets and similar intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks in order to capitalize on our name recognition, increase brand awareness and further develop our branded products in both U.S. and international markets. We have registered certain trademarks and have other trademark applications pending in the U.S. and foreign jurisdictions. Not all of the trademarks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for “Domino’s” or similar marks in countries where Domino’s has not registered its brand. Accordingly, we may not be able to adequately protect our trademarks everywhere in the world and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition.

All of the steps we have taken to protect our intellectual property in the U.S. and in foreign countries may not be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Further, through acquisitions of third parties or assets, we may acquire brands and related trademarks that are subject to the same risks as the brands and trademarks we currently own.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, suppliers or employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with customers, franchisees and employees and private data exposure, including payment card or other financial data. In addition to maintaining insurance coverage to address cyber incidents, we have also implemented processes, procedures and controls to help mitigate these risks. However, our cyber insurance coverage may not fully cover all of the costs associated with a cyber incident and these measures, as well as our increased awareness of the risk of a cyber incident, do not guarantee that our reputation and financial results will not be materially and adversely affected by such an incident.
Our and our franchisees’ operations depend upon our ability and the ability of franchisees and third-party service providers (as well as franchisees’ third-party service providers), to protect computer equipment and systems against damage from theft, fire, power loss, telecommunications failure and other catastrophic or unanticipated events, as well as internal and external security incidents, viruses, denial-of-service
attacks, phishing attacks, ransomware attacks and other intentional or unintentional disruptions. A significant portion of our retail sales depend on the continuing operation of our information technology and communications systems, including but not limited to Domino’s PULSE
™
, our online and mobile ordering platforms and our credit card processing systems. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, a compromise in our security or other unanticipated problems could result in interruptions to or delays in our and our franchisees’ operations. Some of our systems are not fully redundant, and our system’s disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in service. In addition, the implementation of technology changes and upgrades to maintain and upgrade our systems, errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services and non-compliance
with certain laws or regulations, which could reduce our sales, revenues and profits and damage our business and brand.
Because we and our franchisees accept electronic forms of payment from customers, our business requires the collection and retention of customer data, including sensitive financial data and other personally identifiable information in various information systems that we and our franchisees maintain and in those maintained by third parties with whom we and our franchisees contract to provide payment processing. A weakness in such third party’s systems or software products may provide a mechanism for a cyber threat. In recent years, a significant number of companies have experienced security data breaches in which customer information was stolen through vendor access channels. While we select our third-party suppliers carefully, cyber-attacks and security data breaches at a payment processing contractor could compromise confidential information or adversely affect our ability to deliver products and services to our customers. These problems could negatively affect our results of operations, and remediation could result in significant, unplanned capital investments.

We also maintain important internal Company data, such as personally identifiable information about our employees and franchisees and information relating to our operations. In addition, more than half of all global retail sales in 2019 were derived from digital channels, primarily through our online ordering website and mobile applications, where customers enter personally identifiable information that we retain. Our use and retention of personally identifiable information is regulated by foreign, federal and state laws and regulations, as well as by certain third-party agreements. For example, the European Union adopted a new regulation that became effective in May 2018, the European Union General Data Protection Regulation and the State of California adopted the California Consumer Privacy Act that became effective on January 1, 2020, both of which require companies to meet new requirements regarding the handling of personal data. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if we, our employees or franchisees fail to comply with these laws, regulations or contract terms, or to successfully implement appropriate processes related to applicable requirements, laws and regulations governing cyber incidents could require us to notify customers, employees or other groups, and could result in adverse publicity, loss of sales and cash flows, increased fees payable to third parties and fines, penalties or remediation and other costs that could adversely affect our reputation, business and results of operations. Any other material disruption or other adverse event affecting one or more of our digital ordering platforms, including, for instance, power loss, technological failures, user error or cyber-attacks, could similarly result in adverse publicity, loss of sales and cash flows and other costs, which could in turn materially and adversely affect our reputation, business and results of operations.
We cannot predict the impact that new or improved technologies, alternative methods of delivery, including autonomous vehicle delivery, or changes in consumer behavior facilitated by these technologies and alternative methods of delivery will have on our business.
Advances in technologies or alternative methods of delivery, including advances in digital ordering technology, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business and market position. Moreover, technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable customer proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business. In addition, our competitors, some of whom have greater resources (financial or otherwise) than we do, may be able to benefit from changes in technologies or consumer acceptance of alternative methods of delivery, which could harm our competitive position. There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery, or to effectively adjust our product mix, service offerings, and marketing and merchandising initiatives for products and services that address, and anticipate advances in, technology and market trends. If we are not able to successfully respond to these challenges, our business, market share, financial condition, and operating results could be materially and adversely affected.
We are subject to a number of risks related to credit card and debit card payments we accept.
As store operators, we and our franchisees accept payments through credit card and debit card transactions. For credit card and debit card payments, we and our franchisees pay interchange and other fees, which may increase over time. An increase in such fees would cause an increase in our operating expenses and those of our franchisees and could require an increase in the prices charged for our products, either of which could harm our operating results. If there are malfunctions or other problems with our or our franchisees’ processing vendors, billing software or payment processing systems, our or our franchisees’ customer satisfaction may be adversely affected and one or more of the major payment networks could disallow us or our franchisees’ continued use of their payment methods. If we or our franchisees fail to adequately control fraudulent credit card and debit card transactions or to comply with the Payment Card Industry Data Security Standards, we or our franchisees may face civil liability, diminished public perception of our or their security measures, fines and assessments from the card brands, and significantly higher credit card and debit card related costs, each of which could adversely affect our business, financial condition and results of operations. The termination of our ability to process payments through any major payment network would significantly impair our ability to operate our business. We and our franchisees may need to expand or change our or their information systems to support different or emerging forms of payment methods, including as a result of consumer demand or contractual or legal or regulatory requirements, which may be time-consuming and expensive, and we or they may not realize a return on the investment.

We and our franchisees are subject to extensive government regulation and requirements issued by other groups and our failure to comply with existing or increased regulations could adversely affect our business and operating results.
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
We are subject to an FTC rule and to various state and foreign laws that govern the offer and sale of franchises. These laws regulate various aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines or other penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results.
In August 2015, the National Labor Relations Board adopted a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. While the National Labor Relations Board has formally proposed a rule that would reinstate the standard that was in place before August 2015 and invited public comment, a final rule has not yet been issued. In December 2019, the National Labor Relations Board directed an administrative law judge to approve settlement agreements (rather than rejecting the settlement and allowing the claims asserting that the franchisor should be the joint employer of its franchisees’ employees to proceed) in a decision related to another franchise system; however, this decision is subject to appeal. If the August 2015 standard remains in place or is adopted by other government agencies and/or applied generally to franchise relationships, it could cause us to be liable or held responsible for unfair labor practices and other violations of our franchisees and subject us to other liabilities, and require us to conduct collective bargaining negotiations regarding employees of totally separate, independent employers, most notably our franchisees. In such event, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability. Additionally, depending upon legal developments in California, franchisors may be subject to claims that their franchisees should be treated as employees and not as independent contractors in California and, potentially, certain other states and localities with similar employment laws. If such misclassification claims are successful against a franchisor, the franchisor could be liable to its franchisees (and potentially their employees) and, thereafter, have to treat its franchisees (and their employees) as the franchisor’s employees under these laws.
We and our franchisees are subject to the Fair Labor Standards Act of 1938, as amended (the “Fair Labor Standards Act”), which, along with the Family and Medical Leave Act, governs such matters as minimum wage and overtime requirements and other working conditions and various family leave mandates, as well as a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We and our franchisees have experienced and expect further increases in payroll expenses as a result of government-mandated increases in the minimum wage, and although such increases are not currently expected to be material, there may be material increases in the future. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for Domino’s and franchisees’ stores in a particular area or across the United States. In addition, third-party suppliers may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to us. Such increased expenses may cause our franchisees to exit the business or cause us to reduce the number of company-owned stores, or otherwise adversely affect the amount of royalty payments and license fees we receive.

On January 12, 2020, the U.S. Department of Labor announced a final rule to update and clarify the definition of joint employer under the Fair Labor Standards Act. Under the final rule, the general test for assessing whether a party can be deemed a joint employer would be based upon whether that party (i) hires or fires the employee; (ii) supervises and controls the employee’s work schedule or conditions of employment; (iii) determines the employee’s rate and method of payment; and (iv) maintains the employee’s employment records. In the final rule, the Department of Labor describes instances in which joint employment would not be more or less likely to be found to exist under the Fair Labor Standards Act, which, according to the Department of Labor, includes the relationships that exist under the typical franchise business model. This rule may reduce a franchisor’s risk of liability that currently exists under the joint employer standard now in effect under the Fair Labor Standards Act (though ultimately, the facts specific to the franchisor-franchisee model at issue would be considered when determining liability). However, the rule is separate from the joint employer standard under the National Labor Relations Act, the rulemaking currently underway at the National Labor Relations Board, and, as described above, potential liability as a joint employer under the National Labor Relations Act.
Certain governmental authorities and private litigants have recently asserted claims against franchisors, including us, for provisions in our prior franchise agreements that restrict franchisees from soliciting or hiring the employees of other franchisees or the applicable franchisor. Claims against franchisors for such clauses include allegations that these clauses violate state and federal antitrust and unfair practices laws by restricting the free movement of employees of franchisees and/or franchisor (including the employees of company-owned stores), thereby depressing the wages of those employees.
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
The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law on December 22, 2017, significantly reforming the Internal Revenue Code of 1986, as amended. The 2017 Tax Act, among other things, changed U.S. Federal corporate income tax rates, imposed significant additional limitations on the deductibility of interest, allowed for the expensing of capital expenditures, put into effect the migration from a “worldwide” system of taxation to a territorial system and modified or repealed many business deductions and credits. Rulings and regulations continue to be issued related to the 2017 Tax Act, and we continue to examine the impact these updates to the 2017 Tax Act may have on our business. The estimated impact of the 2017 Tax Act is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the law.
We revalued our net deferred tax assets and liabilities at the newly enacted corporate tax rate in fiscal 2017 and recorded a significantly lower effective tax rate in 2019 and 2018. We currently expect the lower effective tax rates for the Company recognized in 2019 and 2018 will continue in future periods.
Among other provisions, the 2017 Tax Act (effective for taxable years beginning on January 1, 2018) amended Section 163(j) of the Code to impose significant additional limitations on the deductibility of business interest expense. While we do not currently expect the interest limitation under Section 163(j) to materially limit our ability to deduct business interest, the finalization of the current proposed Treasury Regulations and other future guidance could change this and materially limit our ability to deduct business interest in the future.
There also has been increased public focus, including by U.S. and foreign governmental authorities, on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water consumption. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation and utilities, any of which could increase our operating costs and those of our franchisees, and necessitate future investments in facilities and equipment. These risks also include the increased pressure to make commitments, set targets, or establish additional goals to take actions to meet them, which could expose us and our franchisees to market, operational, execution and reputational costs or risks.
We may also become subject to legislation or regulation seeking to tax and/or regulate high-fat
foods, foods with high sugar and salt content, or foods otherwise deemed to be “unhealthy,” and our capital expenditures could increase due to remediation and compliance measures related to these laws or regulations.

Adverse government regulations and enforcement efforts, including the examples mentioned above, or non-compliance
by us or our franchisees with any of the foregoing laws and regulations could lead to various claims or governmental or judicial fines, sanctions or other enforcement measures, which could have a material adverse effect on our business, financial condition and results of operations.
Our current insurance coverage may not be adequate, insurance premiums for such coverage may increase and we may not be able to obtain insurance at acceptable rates, or at all.
We have retention programs for workers’ compensation, general liability and owned and non-owned
automobile liabilities. We are generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability. We are generally responsible for up to $3.0 million per occurrence under these retention programs for owned and non-owned
automobile liabilities. Total insurance limits under these retention programs vary depending upon the period covered and range up to $110.0 million per occurrence for general liability and owned and non-owned
automobile liabilities and up to the applicable statutory limits for workers’ compensation. These insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future our insurance premiums may increase, and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain insurance coverage could have a material adverse effect on our business, financial condition and results of operations.
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
As a result, our operational performance may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. Any such decline may cause us and our franchisees to experience lower sales revenue. We anticipate that fluctuations in operating results will continue in the future.
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

Actions of activist investors could negatively impact our business and the value of our stock price.
Publicly-traded companies have increasingly become subject to activist investor campaigns. Responding to actions of an activist investor may be a significant distraction for our management and staff and could require us to expend significant time and resources, including legal fees and potential proxy solicitation expenses. Any of these conditions could materially adversely affect our financial performance.
Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.
We have a substantial amount of indebtedness. As of December 29, 2019, our consolidated total indebtedness was approximately $4.11 billion. We may also incur additional debt, which would not be prohibited under the terms of our current securitized debt agreements. Our substantial indebtedness could have important consequences for our business and our shareholders. For example, it could:
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
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our variable funding notes in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to affect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

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
During the term following issuance, the outstanding senior notes will accrue interest in accordance with the terms of the debt agreements. Additionally, our senior notes have original scheduled principal payments of $42.0 million in each of 2020 and 2021, $897.0 million in 2022, $33.0 million in each of 2023 and 2024, $1.15 billion in 2025, $20.8 million in 2026, $1.28 billion in 2027, $6.8 million in 2028 and $614.3 million in 2029. In accordance with our debt agreements, the payment of principal on the outstanding senior notes shall be suspended if the leverage ratios for the Company are less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined in the indenture governing our securitized debt, and no catch-up
provisions are applicable.
If we are unable to refinance or repay amounts under the securitized debt prior to the expiration of the term, our cash flow would be directed to the repayment of the securitized debt and, other than a weekly management fee sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.
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
We are subject to a variety of additional risks associated with our franchisees.
Our franchise system subjects us to a number of additional risks, any one of which may impact our ability to collect royalty payments and fees from our franchisees, may harm the goodwill associated with our brand, and/or may materially and adversely impact our business and results of operations. Such risks may also apply to us as owners of stores. These risks include, but are not limited to:
•	those relating to the application of local, state, federal and foreign bankruptcy laws and other applicable laws governing creditors’ rights generally and the impact such laws could have on our ability to collect payments and fees under applicable franchise agreements;

•	those relating to franchisees that are operating entities, which generally are not limited-purpose entities, including business, credit, financial and other risks in addition to risks related to unions;

•	those relating to franchisee changes in control and succession in general and the ability to find acceptable successors who would be able to perform a former franchisee’s obligations under applicable franchise agreements or successfully operate impacted stores in the event of a change of control or other succession event;

•	those relating to franchisee insurance, including the inadequacy of, or inability to obtain, insurance coverage, losses in excess of policy limits or payments not being made on a timely basis, extraordinary hazards not being subject to coverage (or only being subject to coverage at prohibitively high rates) or third parties seeking to recover certain losses from us to the extent those losses experienced by such third parties are either not covered by the franchisee’s insurance or exceed the policy limits of the franchisee’s insurance;

•	those relating to instances of termination of or default under a franchisee’s franchise agreement or the non-renewal
thereof at the end of such agreement’s expiration date and the corresponding impact on the franchisee’s or our operations;

•	those relating to product liability exposure or noncompliance with health and safety regulations and the resulting impact such events could have on a franchisee’s ability to make payments under applicable franchise agreements, on us if an aggrieved party seeks to recover their losses from us and on our brand’s reputation;

•	the imposition of injunctive relief, fines, damage awards or capital expenditures under the Americans with Disabilities Act of 1990, as amended, or other laws or regulations that could adversely affect the ability of a franchisee to make payments under applicable franchise agreements;

•	litigation involving franchisees, including litigation involving us or litigation involving a third-party directed at a franchisee, which could decrease the ability of a defendant-franchisee to make its royalty payments and divert our resources regardless of whether the allegations in such litigation are valid or whether we are liable; and

•	those relating to the reliance of a franchised store business on its franchisees and the nature of franchisees in general, including the retention of franchisees (especially including our top-performing
franchisees) in the future or our ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber in the future.

Item 1B.	Unresolved Staff Comments.

None.
Item 2.	Properties.

We lease approximately 250,000 square feet for our World Resource Center located in Ann Arbor, Michigan under an operating lease with Domino’s Farms Office Park, L.L.C., an unrelated company. Under an amendment to this lease, Domino’s Farms Office Park, L.L.C. constructed a new 33,000 square foot building that was leased to the Company upon completion in 2019. The lease, as amended, expires in 2029 and has two five-year renewal options.
We own five supply chain center buildings. We also own one store building that we lease to a U.S. franchisee. All other U.S. Company-owned stores are leased by us, typically under ten-year
leases with one or two five-year renewal options. All other U.S. and international supply chain centers are leased by us, typically under leases ranging between five and 21 years with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.
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

The listing of executive officers of the Company is set forth under Part III Item 10. Directors, Executive Officers and Corporate Governance on pages 75 through 78, which is incorporated herein by reference.

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 13, 2020, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 38,667,039 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.”
Our Board of Directors declared a quarterly dividend of $0.78 per common share on February 19, 2020 payable on March 30, 2020 to shareholders of record at the close of business on March 13, 2020.
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
As of February 13, 2020, there were 1,510 registered holders of record of Domino’s Pizza, Inc.’s common stock.
As of December 29, 2019, we had a Board of Directors-approved share repurchase program for up to $1.0 billion of our common stock, of which $406.1 million remained available for future purchases of our common stock. Any future purchases of our common stock would be funded by current cash amounts, available borrowings or future excess cash flow. The following table summarizes our repurchase activity during the fourth quarter ended December 29, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
Period #10 (September 9, 2019 to October 6, 2019)	1,281	$244.16	—	$1,000,000
Period #11 (October 7, 2019 to November 3, 2019)	4,441	239.20	3,300	999,242
Period #12 (November 4, 2019 to December 1, 2019)	933,055	285.26	933,055	733,078
Period #13 (December 2, 2019 to December 29, 2019)	1,128,072	290.09	1,127,023	406,142

Total	2,066,849	$287.81	2,063,378	$406,142

(1)	3,471 shares were purchased as part of the Company’s employee stock purchase discount plan. During the fourth quarter, the shares were purchased at an average price of $264.65.

(2)	From December 29, 2019 through February 13, 2020, the Company repurchased and retired 271,064 shares of common stock for a total of approximately $79.6 million, or an average price of $293.62 per share. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

The following comparative stock performance line graph compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. (NYSE: DPZ) for the five-year period between December 31, 2014 and December 31, 2019, with cumulative total return on (i) the Standard & Poor’s 500 Index (the “S&P 500”) and (ii) the peer group, the Standard & Poor’s 400 Restaurant Index (the “S&P 400 Restaurant Index”). Management believes that the companies included in the S&P 400 Restaurant Index appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the S&P 500 Index and the S&P 400 Restaurant Index on December 31, 2014.

Item 6.	Selected Financial Data.

The following selected financial data set forth should be read in conjunction with, and is qualified by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this Form
10-K.
The selected financial data, with the exception of store counts, global retail sales growth and same store sales growth, has been derived from the audited consolidated financial statements of Domino’s Pizza, Inc. and subsidiaries. This historical data is not necessarily indicative of results to be expected for any future period.

	Fiscal year ended (8)
(dollars in millions, except per share data)	December 29, 2019	December 30, 2018 (4)	December 31, 2017	January 1, 2017	January 3, 2016
Income statement data:
Revenues:
U.S. Company-owned stores	$453.6	$514.8	$490.8	$439.0	$396.9
U.S. franchise royalties and fees	428.5	391.5	351.4	312.3	272.8
U.S. franchise advertising (1)	390.8	358.5	—	—	—

U.S. stores	1,272.9	1,264.8	842.2	751.3	669.7
Supply chain	2,104.9	1,943.3	1,739.0	1,544.3	1,383.2
International franchise royalties and fees	241.0	224.7	206.7	177.0	163.6

Total revenues	3,618.8	3,432.9	2,788.0	2,472.6	2,216.5
Cost of sales	2,216.3	2,130.2	1,922.0	1,704.9	1,533.4

Operating margin	1,402.5	1,302.7	866.0	767.7	683.1
General and administrative expense	382.3	372.5	344.8	313.6	277.7
U.S. franchise advertising (1)	390.8	358.5	—	—	—

Income from operations	629.4	571.7	521.2	454.0	405.4
Interest income	4.0	3.3	1.5	0.7	0.3
Interest expense	(150.8)	(146.3)	(122.5)	(110.1)	(99.5)

Income before provision for income taxes	482.6	428.7	400.2	344.7	306.2
Provision for income taxes	81.9	66.7	122.2	130.0	113.4

Net income	$400.7	$362.0	$277.9	$214.7	$192.8

Earnings per share:
Common stock – basic	$9.83	$8.65	$6.05	$4.41	$3.58
Common stock – diluted	9.56	8.35	5.83	4.30	3.47
Balance sheet data (at end of period):
Cash and cash equivalents	$190.6	$25.4	$35.8	$42.8	$133.4
Restricted cash and cash equivalents	209.3	167.0	191.8	126.5	180.9
Cash and cash equivalents included in advertising fund assets, restricted	84.0	45.0	27.3	25.1	19.9
Working capital (2)	121.0	14.6	(10.3)	(34.3)	45.7
Total assets (3)	1,382.1	907.4	836.8	716.3	799.8
Total debt net of debt issuance cost	4,114.4	3,531.6	3,153.8	2,187.9	2,240.8
Total stockholders’ deficit	(3,415.8)	(3,039.9)	(2,735.4)	(1,883.1)	(1,800.3)

	Fiscal year ended (8)
(dollars in millions, except per share data)	December 29, 2019	December 30, 2018 (4)	December 31, 2017	January 1, 2017	January 3, 2016
Other financial data:
Depreciation and amortization	$59.9	$53.7	$44.4	$38.1	$32.4
Capital expenditures (5)	$88.7	$119.7	$90.3	$61.5	$62.4
Dividends declared per share	$2.60	$2.20	$1.84	$1.52	$1.24
Global retail sales growth (versus prior year period, excluding foreign currency impact) (6)	8.0%	10.8%	13.0%	12.8%	18.6%
Same store sales growth (7):
U.S. Company-owned stores	2.8%	4.8%	8.7%	10.4%	12.2%
U.S. franchise stores	3.2%	6.8%	7.6%	10.5%	11.9%

U.S. stores	3.2%	6.6%	7.7%	10.5%	12.0%
International stores	1.9%	3.5%	3.4%	6.3%	7.8%
Store counts (at end of period):
U.S. Company-owned stores	342	390	392	392	384
U.S. franchise stores	5,784	5,486	5,195	4,979	4,816

U.S. stores	6,126	5,876	5,587	5,371	5,200
International stores	10,894	10,038	9,269	8,440	7,330

Total stores	17,020	15,914	14,856	13,811	12,530

(1)	The adoption of Accounting Standards Codification 606,
Revenue from Contracts with Customers
(“ASC 606”) in 2018 resulted in the recognition of revenue and expenses related to U.S. franchise contributions to DNAF. In prior years, under accounting standards in effect at that time, we had presented the contributions net with the related disbursements in our consolidated statements of income.

(2)	The working capital amounts exclude restricted cash and cash equivalents, advertising fund assets, restricted, and advertising fund liabilities.

(3)	Total assets as of December 29, 2019 reflects the adoption of Accounting Standards Codification 842, Leases (“ASC 842”).

(4)	In 2018, we began managing our franchised stores in Alaska and Hawaii as part of our U.S. Stores segment. Prior to 2018, store counts and retail sales from these franchised stores were included in our international stores in the table above. Consolidated results have not been impacted by this change and prior year amounts have not been reclassified to conform to the current year presentation due to immateriality.

(5)	Includes non-cash investing activities related to accruals for capital expenditures.

(6)	Global retail sales growth refers to total worldwide retail sales at Company-owned and franchise stores. We believe global retail sales information is useful in analyzing revenues because franchisees pay royalties and advertising fees that are based on a percentage of franchise retail sales. We review comparable industry global retail sales information to assess business trends and to track the growth of the Domino’s Pizza
®
brand. In addition, supply chain revenues are directly impacted by changes in franchise retail sales. Retail sales for franchise stores are reported to us by our franchisees and are not included in our revenues. Global retail sales growth, excluding foreign currency impact, is calculated as the change of international local currency global retail sales against the comparable period of the prior year. Global retail sales growth in 2015 includes the favorable impact of the 53rd week.

(7)	Same store sales growth is calculated including only sales from stores that also had sales in the comparable period of the prior year. International same store sales growth is calculated similarly to U.S. same store sales growth. Changes in international same store sales are reported on a constant dollar basis which reflects changes in international local currency sales. The 53 rd
week in fiscal 2015 had no impact on reported same store sales growth amounts.

(8)	The 2015 fiscal year includes 53 weeks and the 2019, 2018, 2017 and 2016 fiscal years each include 52 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter. Every five or six years our fiscal year includes an extra (or 53 rd
) week in the fourth quarter. Fiscal 2019, 2018 and 2017 each consisted of 52 weeks.
In this section, we discuss the results of our operations for the year ended December 29, 2019 compared to the year ended December 30, 2018. For a discussion of the year ended December 30, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form
10-K
for the year ended December 30, 2018.
Description of the Business
Domino’s is the largest pizza company in the world based on global retail sales, with more than 17,000 locations in over 90 markets around the world. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Although we are a highly-recognized global brand, we focus on serving neighborhoods locally through our large network of franchise owners and Company-owned stores.
Our business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.
Domino’s generates revenues and earnings by charging royalties and fees to our franchisees. Royalties are ongoing percent-of-sales
fees for use of the Domino’s brand marks. We also generate revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising
and selling food and equipment to those
sub-franchisees,
as well as by running pizza stores. Everyone in the system can benefit, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.
Our business model can yield strong returns for our franchise owners and Company-owned stores. It can also yield significant cash flow to us, through a consistent franchise royalty payment and supply chain revenue stream, with moderate capital expenditures. We have historically returned cash to shareholders through dividend payments and share repurchases since becoming a publicly-traded company in 2004.
Fiscal 2019 Highlights
•	Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide) increased 8.0% as compared to 2018.

•	Same store sales increased 3.2% in our U.S. stores and increased 1.9% in our international stores.

•	Our revenues increased 5.4%.

•	Our income from operations increased 10.1%.

•	Our net income increased 10.7%.

•	Our diluted earnings per share increased 14.5%.

During 2019, we continued our rapid global expansion with the opening of 1,106 net new stores. Our international franchise segment led the way with 856 net new store openings. We also continued our strong U.S. and international same store sales performance with 35 straight quarters of positive U.S. same store sales and 104 straight quarters of positive international same store sales. Our U.S. carryout business experienced continued strong growth. While our overall U.S. delivery business continues to grow, our U.S. delivery same store sales growth has been pressured by our fortressing strategy, which includes increasing store concentration in certain markets where we compete, as well as from aggressive competitive activity.
We remained focused on improving the customer experience through our technology initiatives, including the recent launch of our GPS delivery tracking technology, which allows customers to track the progress of their pizza delivery through the Domino’s ordering platforms. Our emphasis on technology innovation helped the Domino’s system generate more than half of global retail sales from digital channels in 2019. Overall, we believe our focus in 2019 on global growth and technology will continue to strengthen our brand in the future.

Critical accounting policies and estimates
The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates, including those related to revenue recognition, long-lived assets, insurance and legal matters, share-based payments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Changes in our accounting policies and estimates could materially impact our results of operations and financial condition for any particular period. We believe that our most critical accounting policies and estimates are:
Revenue recognition
. We earn revenues through our network of U.S. Company-owned and franchised stores, dough manufacturing and supply chain centers and international operations. Retail sales from franchise stores are reported to us by our franchisees and are not included in our revenues. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchised stores are recognized as revenues when the items are delivered to or carried out by customers. Retail sales are generally reported and related royalties paid to us based on a percentage of retail sales, as specified in the related standard franchise agreement (generally 5.5% of U.S. franchise retail sales and, on average, 3.0% of international franchise retail sales). We also generate revenues from U.S. franchise advertising contributions to DNAF, our consolidated not-for-profit
advertising fund (generally 6.0% of U.S. franchise retail sales). Although these revenues are restricted to be used only for advertising and promotional activities to benefit franchised stores, we have determined there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from our U.S. royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the consolidated statements of income. Revenues from Company-owned stores and revenues from franchised stores (including U.S. franchise royalties and fees and U.S. franchise advertising revenues) can fluctuate from time-to-time
as a result of store count and sales level changes. Sales of food from our supply chain centers are recognized as revenues upon delivery of the food to franchisees, while sales of equipment and supplies are generally recognized as revenues upon shipment of the related products to franchisees.
Long-lived assets.
We record long-lived assets, including property, plant and equipment and capitalized software, at cost. For acquisitions of franchise operations, we estimate the fair values of the assets and liabilities acquired based on physical inspection of assets, historical experience and other information available to us regarding the acquisition. We depreciate and amortize long-lived assets using useful lives determined by us based on historical experience and other information available to us. We evaluate the potential impairment of long-lived assets at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our evaluation is based on various analyses, including the projection of undiscounted cash flows. For Company-owned stores, we perform related impairment tests on an operating market basis, which we have determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, we estimate the fair value of the asset. If the carrying amount of the asset exceeds the estimated fair value of the asset, an impairment loss is recognized, and the asset is written down to its estimated fair value.
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
Insurance and legal matters.
We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Legal judgments can be volatile and difficult to predict. Accordingly, if our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods. We had accruals for legal matters of approximately $1.8 million at December 29, 2019 and $1.9 million at December 30, 2018.

For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned
auto liability under insurance policies requiring payment of a deductible for each occurrence up to between $500,000 and $3.0 million, depending on the policy year and line of coverage. The related insurance reserves are based on undiscounted independent actuarial estimates, which are based on historical information along with assumptions about future events. Analyses of historical trends and actuarial valuation methods are utilized to estimate the ultimate claim costs for claims incurred as of the balance sheet date and for claims incurred but not yet reported. When estimating these liabilities, several factors are considered, including the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.
Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed, and actuarial methods used to determine our insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our insurance liability at December 29, 2019 would have affected our income before provision for income taxes by approximately $5.8 million in 2019. We had accruals for insurance matters of approximately $58.4 million at December 29, 2019 and $53.3 million at December 30, 2018.
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
Same Store Sales Growth

	2019	2018 (1)	2017
U.S. Company-owned stores	2.8%	4.8%	8.7%
U.S. franchise stores	3.2%	6.8%	7.6%

U.S. stores	3.2%	6.6%	7.7%
International stores (excluding foreign currency impact)	1.9%	3.5%	3.4%

(1)	In 2018, we began managing our franchised stores in Alaska and Hawaii as part of our U.S. Stores segment. Prior to 2018, store counts, retail sales and royalty revenues from these franchised stores were included in our international operations in the tables above. Consolidated results have not been impacted by this change and prior year amounts have not been reclassified to conform to the current year presentation due to immateriality.

Store Growth Activity

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at January 1, 2017	392	4,979	5,371	8,440	13,811
Openings	16	213	229	891	1,120
Closings	—	(13)	(13)	(62)	(75)
Transfers	(16)	16	—	—	—

Store count at December 31, 2017	392	5,195	5,587	9,269	14,856
Openings	12	255	267	916	1,183
Closings	—	(9)	(9)	(116)	(125)
Transfers (1)	(14)	45	31	(31)	—

Store count at December 30, 2018	390	5,486	5,876	10,038	15,914
Openings	12	253	265	939	1,204
Closings	(1)	(14)	(15)	(83)	(98)
Transfers	(59)	59	—	—	—

Store count at December 29, 2019	342	5,784	6,126	10,894	17,020

Income Statement Data

(dollars in millions)	2019		2018 (1)		2017
U.S. Company-owned stores	$453.6		$514.8		$490.8
U.S. franchise royalties and fees	428.5		391.5		351.4
Supply chain	2,104.9		1,943.3		1,739.0
International franchise royalties and fees	241.0		224.7		206.7
U.S. franchise advertising (2)	390.8		358.5		—

Total revenues	3,618.8	100.0%	3,432.9	100.0%	2,788.0	100.0%
U.S. Company-owned stores	346.2		398.2		377.7
Supply chain	1,870.1		1,732.0		1,544.3

Total cost of sales	2,216.3	61.2%	2,130.2	62.1%	1,922.0	68.9%

Operating margin	1,402.5	38.8%	1,302.7	37.9%	866.0	31.1%
General and administrative	382.3	10.6%	372.5	10.8%	344.8	12.4%
U.S. franchise advertising (2)	390.8	10.8%	358.5	10.4%	—	—%

Income from operations	629.4	17.4%	571.7	16.7%	521.2	18.7%
Interest expense, net	(146.8)	(4.1)%	(143.0)	(4.2)%	(121.1)	(4.3)%

Income before provision for income taxes	482.6	13.3%	428.7	12.5%	400.2	14.4%
Provision for income taxes	81.9	2.3%	66.7	2.0%	122.2	4.4%

Net income	$400.7	11.1%	$362.0	10.5%	$277.9	10.0%

(1)	In 2018, we began managing our franchised stores in Alaska and Hawaii as part of our U.S. Stores segment. Prior to 2018, store counts, retail sales and royalty revenues from these franchised stores were included in our international operations in the tables above. Consolidated results have not been impacted by this change and prior year amounts have not been reclassified to conform to the current year presentation due to immateriality. Also, see Note 13 to the consolidated financial statements for additional information related to the store transfers between U.S. Company-owned stores and U.S. franchise stores.
(2)	The adoption of ASC 606 in 2018 resulted in the recognition of revenue related to U.S. franchise contributions to DNAF. In prior years, under accounting standards in effect at that time, we had presented these contributions net with the related disbursements in our consolidated statement of income. Refer to Note 1 to the consolidated financial statements for additional information related to the adoption of this accounting standard.

2019 compared to 2018
(tabular amounts in millions, except percentages)
Revenues.
Revenues primarily consist of retail sales from our Company-owned stores, royalties, advertising contributions and fees from our U.S. franchised stores, royalties and fees from our international franchised stores and sales of food, equipment and supplies from our supply chain centers to substantially all of our U.S. franchised stores and certain international franchised stores. Company-owned store and franchised store revenues may vary from period to period due to changes in store count mix. Supply chain revenues may vary significantly as a result of fluctuations in commodity prices as well as the mix of products we sell.
Consolidated revenues increased $185.9 million, or 5.4%, in 2019 due primarily to higher supply chain food volumes as well as higher global franchise revenues resulting from retail sales growth. These increases in revenues were partially offset by lower U.S. Company-owned store revenues resulting from the sale of 59 Company-owned stores to certain of our existing U.S. franchisees during the second quarter of 2019 (the “2019 Store Sale”). These changes in revenues are more fully described below.
U.S. stores.
Revenues from U.S. stores are primarily comprised of retail sales from U.S. Company-owned store operations and royalties, advertising contributions and other fees from U.S. franchised stores, as summarized in the following table.

	2019		2018
U.S. Company-owned stores	$453.6	35.6%	$514.8	40.7%
U.S. franchise royalties and fees	428.5	33.7%	391.5	31.0%
U.S. franchise advertising	390.8	30.7%	358.5	28.3%

Total U.S. stores revenues	$1,272.9	100.0%	$1,264.8	100.0%

U.S. Company-owned stores.
Revenues from U.S. Company-owned store operations decreased $61.2 million, or 11.9%, in 2019 due primarily to the 2019 Store Sale. This decrease in revenues was partially offset by a 2.8% increase in same store sales as compared to 2018.
U.S. franchise royalties and fees.
Revenues from U.S. franchise operations increased $37.0 million, or 9.5%, in 2019. The increase was driven by a 3.2% increase in same store sales as compared to 2018 and an increase in the average number of stores open during the year resulting primarily from net store growth and, to a lesser extent, the 2019 Store Sale. U.S. franchise royalties and fees further benefited from an increase in revenues from fees paid by franchisees for the use of our technology platforms.
U.S. franchise advertising
. Revenues from U.S. franchise advertising increased $32.3 million, or 9.0%, in 2019 due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the year resulting primarily from net store growth and, to a lesser extent, the 2019 Store Sale.
Supply chain.
Revenues from supply chain operations are primarily comprised of sales of food, equipment and supplies from our supply chain centers to substantially all of our U.S. franchised stores and certain international franchised stores. Supply chain revenues increased $161.6 million, or 8.3%, in 2019. This increase was due primarily to higher volumes from increased orders resulting from an increase in the average number of U.S. franchise stores open during the year and an increase in market basket pricing to stores. Our market basket pricing to stores increased 1.7% during 2019, which resulted in an estimated $31.8 million increase in supply chain revenue.
International franchise royalties and fees.
International franchise revenues primarily consist of royalties from retail sales and other fees from our international franchise stores. Revenues from international franchise operations increased $16.3 million, or 7.2%, in 2019. This increase was due primarily to an increase in the average number of international stores open during 2019 as well as higher same store sales. The negative impact of changes in foreign currency exchange rates of approximately $8.9 million in 2019 partially offset these increases. Excluding the impact of foreign currency exchange rates, same store sales increased 1.9% in 2019 as compared to 2018.
Cost of sales / Operating margin.
Consolidated cost of sales consists primarily of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs. The changes to the consolidated operating margin, which we define as revenues less cost of sales are summarized in the following table.

	2019		2018
Consolidated revenues	$3,618.8	100.0%	$3,432.9	100.0%
Consolidated cost of sales	2,216.3	61.2%	2,130.2	62.1%

Consolidated operating margin	$1,402.5	38.8%	$1,302.7	37.9%

The $99.8 million, or 7.7%, increase in consolidated operating margin was primarily driven by higher global franchise revenues and higher supply chain volumes, but was partially offset by lower Company-owned store margins resulting from the 2019 Store Sale. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin.
As a percentage of total revenues, our consolidated operating margin increased 0.9 percentage points in 2019 due to higher global royalty revenues and an increase in Company-owned store and supply chain operating margins. Company-owned store operating margin increased 1.0 percentage point in 2019 and supply chain operating margin increased 0.3 percentage points in 2019. These changes in margin are more fully discussed below.
U.S. Company-owned stores.
The changes to U.S. Company-owned store operating margin, which do not include other store-level costs such as royalties and advertising, are summarized in the following table.

	2019		2018
Revenues	$453.6	100.0%	$514.8	100.0%
Cost of sales	346.2	76.3%	398.2	77.3%

Store operating margin	$107.4	23.7%	$116.6	22.7%

The $9.2 million, or 7.9%, decrease in the U.S. Company-owned store operating margin was due primarily to the 2019 Store Sale. Operating margin in 2019 was also negatively impacted by higher labor costs, partially offset by higher same store sales. As a percentage of store revenues, the store operating margin increased 1.0 percentage point in 2019, as discussed in more detail below.
•	Food costs decreased 0.3 percentage points to 27.1% in 2019, due primarily to the leveraging of higher same store sales. This decrease was partially offset by higher food prices.
•	Labor costs decreased 1.1 percentage points to 29.0% in 2019. The 2019 Store Sale contributed to the reduction in labor costs as a percentage of store revenues due to the high labor rates in the market in which the sold stores operated. The reduction in labor costs as a percentage of store revenues was partially offset by an increase in average labor rates in our remaining Company-owned store markets.
•	Insurance costs increased 0.4 percentage points to 3.4% in 2019, due primarily to unfavorable claims experience.
Supply chain.
The changes to the supply chain operating margin are summarized in the following table.

	2019		2018
Revenues	$2,104.9	100.0%	$1,943.3	100.0%
Cost of sales	1,870.1	88.8%	1,732.0	89.1%

Supply chain operating margin	$234.8	11.2%	$211.3	10.9%

The $23.5 million, or 11.2%, increase in the supply chain operating margin was due primarily to higher volumes from increased franchise retail sales. As a percentage of supply chain revenues, the supply chain operating margin increased 0.3 percentage points in 2019, due primarily to procurement savings and lower delivery costs, offset in part by higher labor costs.
General and administrative expenses.
General and administrative expenses increased $9.8 million, or 2.6%, in 2019. A pre-tax
gain of $5.9 million recognized from the sale of 12 Company-owned stores in 2018 resulted in an increase in general and administrative expenses as compared to the prior year. Lower advertising expenses, resulting primarily from the 2019 Store Sale, partially offset these increases. Continued investments in technological initiatives and other areas also contributed to the increase in 2019.
U.S. franchise advertising
. U.S. franchise advertising expenses increased $32.3 million, or 9.0%, in 2019, consistent with the increase in U.S. franchise advertising revenue. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit
advertising fund is obligated to expend such revenues on advertising and these revenues cannot be used for general corporate purposes.
Interest income.
Interest income increased $0.7 million to $4.0 million in 2019 due to a higher average cash and cash equivalents balance and higher interest rates earned on our cash and cash equivalents.

Interest expense.
Interest expense increased $4.5 million to $150.8 million in 2019. This increase was driven by a higher weighted average debt balance, primarily due to our 2019 Recapitalization and increased borrowings under our variable funding notes. A higher weighted average borrowing rate also contributed to higher interest expense. Our weighted average borrowing rate was 4.1% in 2019 and was 4.0% in 2018. The increase in interest expense in 2019 was partially offset by $3.3 million of incremental interest expense recorded in 2018 in connection with the 2018 Recapitalization.
Provision for income taxes.
Provision for income taxes increased $15.2 million to $81.9 million in 2019 and the effective tax rate increased to 17.0% in 2019 as compared to 15.6% in 2018. Higher pre-tax
income and a $4.3 million valuation allowance, primarily related to expected limitations on foreign tax credits, contributed to the increase in tax expense. Higher excess tax benefits on equity-based compensation, which are recorded as a reduction to the income tax provision, partially offset these increases. Excess tax benefits recorded were higher by $1.9 million in 2019 as compared to 2018.
Liquidity and capital resources
Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of December 29, 2019, we had working capital of $121.0 million, excluding restricted cash and cash equivalents of $209.3 million, advertising fund assets, restricted, of $105.4 million and advertising fund liabilities of $101.9 million. Working capital includes total unrestricted cash and cash equivalents of $190.6 million.
As of December 29, 2019, we had approximately $157.4 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $48.7 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $3.2 million of other restricted cash for a total of $209.3 million of restricted cash and cash equivalents. As of December 29, 2019, we also held $84.0 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s brand.
Our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes. In connection with the 2019 Recapitalization, we issued a variable funding note facility which allows for advances of up to $200.0 million of Series
2019-1
Variable Funding Senior Secured Notes, Class
 A-1
Notes and certain other credit instruments, including letters of credit (the “2019 Variable Funding Notes”). As of December 29, 2019, we had no outstanding borrowings and $158.6 million of available borrowing capacity under our 2019 Variable Funding Notes, net of letters of credit issued of $41.4 million. The letters of credit are primarily related to our casualty insurance programs and certain supply chain center leases. Borrowings under the 2019 Variable Funding Notes are available to fund our working capital requirements, capital expenditures and, subject to other limitations, other general corporate purposes including dividend payments and share repurchases.
2019 Recapitalization
On November 19, 2019, we completed the 2019 Recapitalization in which certain of our subsidiaries issued $675.0 million Series
 2019-1
 3.668% Fixed Rate Senior Secured Notes, Class
 A-2
 with an anticipated term of 10 years (the “2019
 Ten-Year
 Fixed Rate Notes”) pursuant to an asset-backed securitization. Concurrently, we also issued a new variable funding note facility which allowed for advances of up to $200.0 million of Series
2019-1
Variable Funding Senior Secured Notes, Class
 A-1
Notes and certain other credit instruments, including letters of credit (the “2019 Variable Funding Notes”). Our previous variable funding note facility was canceled. Gross proceeds from the issuance of the 2019
Ten-Year
Fixed Rate Notes was $675.0 million. Additional information related to the 2019 Recapitalization transaction is included in Note 4 to our consolidated financial statements.
The proceeds from the 2019 Recapitalization were used to
pre-fund
 a portion of the principal and interest payable on the 2019
Ten-Year
Fixed Rate Notes, pay transaction fees and expenses and repurchase and retire shares of our common stock. In connection with the 2019 Recapitalization, we capitalized $8.1 million of debt issuance costs, which are being amortized into interest expense over the expected term of the 2019
Ten-Year
Fixed Rate Notes.

2018 Recapitalization
On April 24, 2018, we completed the 2018 Recapitalization in which certain of our subsidiaries issued notes pursuant to an asset-backed securitization. The notes consisted of $425.0 million Series
 2018-1
 4.116% Fixed Rate Senior Secured Notes, Class
 A-2-I
 with an anticipated term of 7.5 years (the “2018
 7.5-Year
 Fixed Rate Notes”), and $400.0 million Series
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
A portion of the proceeds from the 2018 Recapitalization was used to repay the remaining $490.1 million in outstanding principal and interest under the 2015 Five-Year Fixed Rate Notes, pre-fund
 a portion of the principal and interest payable on the 2018 Notes, pay transaction fees and expenses and repurchase and retire shares of our common stock. In connection with the repayment of the 2015 Five-Year Fixed Rate Notes, we expensed approximately $3.2 million for the remaining unamortized debt issuance costs associated with these notes. Additionally, in connection with the 2018 Recapitalization, we capitalized $8.2 million of debt issuance costs, which are being amortized into interest expense over the expected terms of the 2018 Notes.
2017 Recapitalization
On July 24, 2017, we completed the 2017 Recapitalization in which certain of our subsidiaries issued notes pursuant to an asset-backed securitization. The notes consisted of $300.0 million Series
2017-1
Floating Rate Senior Secured Notes, Class
 A-2-I
with an anticipated term of five years (the “2017 Five-Year Floating Rate Notes”), $600.0 million Series
2017-1
3.082% Fixed Rate Senior Secured Notes, Class
 A-2-II
with an anticipated term of five years (the “2017 Five-Year Fixed Rate Notes”), and $1.0 billion Series
2017-1
4.118% Fixed Rate Senior Secured Notes, Class
 A-2-III
with an anticipated term of 10 years (the “2017
Ten-Year
Fixed Rate Notes” and, collectively with the 2017 Five-Year Floating Rate Notes and the 2017 Five-Year Fixed Rate Notes, the “2017 Fixed and Floating Rate Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The interest rate on the 2017 Five-Year Floating Rate Notes is payable at a rate equal to LIBOR plus 125 basis points. We also issued $175.0 million of Series
2017-1
Variable Funding Senior Secured Notes, Class
 A-1
(the “2017 Variable Funding Notes”), and our previous 2015 variable funding note facility was canceled. The 2017 Fixed and Floating Rate Notes and the 2017 Variable Funding Notes are collectively referred to as the “2017 Notes”. Gross proceeds from the issuance of the 2017 Notes were $1.9 billion. Additional information related to the 2017 Recapitalization transaction is included in Note 4 to our consolidated financial statements.
A portion of proceeds from the 2017 Recapitalization was used to repay the remaining $910.5 million in outstanding principal and interest under our then outstanding 2012 fixed rate notes, pre-fund
a portion of the principal and interest payable on the 2017 Notes and pay transaction fees and expenses. In connection with the repayment of the 2012 fixed rate notes, we expensed approximately $5.5 million for the remaining unamortized debt issuance costs associated with these notes. Additionally, in connection with the 2017 Recapitalization, we capitalized $16.8 million of debt issuance costs, which are being amortized into interest expense over the expected terms of the 2017 Fixed and Floating Rate Notes.
On August 2, 2017, we entered into a $1.0 billion accelerated share repurchase agreement (the “2017 ASR Agreement”) with a counterparty. Pursuant to the terms of the 2017 ASR Agreement, on August 3, 2017, we used a portion of the proceeds from the 2017 Recapitalization to pay the counterparty $1.0 billion in cash and received 4,558,863 shares of the Company’s common stock. Final settlement of the 2017 ASR Agreement occurred on October 11, 2017. In connection with the 2017 ASR Agreement, we received and retired a total of 5,218,670 shares of our common stock.
2015 Recapitalization
On October 21, 2015, we completed the 2015 Recapitalization in which certain of our subsidiaries issued notes pursuant to an asset-backed securitization. The notes consisted of $500.0 million of Series
2015-1
3.484% Fixed Rate Senior Secured Notes, Class
 A-2-I
(the “2015 Five-Year Fixed Rate Notes”), $800.0 million Series
2015-1
4.474% Fixed Rate Senior Secured Notes, Class
 A-2-II
(the “2015
Ten-Year
Fixed Rate Notes” and collectively with the 2015 Five-Year Fixed Rate Notes, the “2015 Notes”). Gross proceeds from the issuance of the 2015 Notes were $1.3 billion. The 2015 Five-Year Fixed Rate Notes were repaid in connection with the 2018 Recapitalization. Additional information related to the 2015 Recapitalization transaction is included in Note 4 to our consolidated financial statements. The “2019
Ten-Year
Fixed Rate Notes,” “2018 Notes,” the “2017 Fixed and Floating Rate Notes” and the “2015 Notes” are collectively referred to as the “2019, 2018, 2017 and 2015 Notes.”

2019, 2018, 2017 and 2015 Notes
The 2019, 2018, 2017 and 2015 Notes have original scheduled principal payments of $42.0 million in each of 2020 and 2021, $897.0 million in 2022, $33.0 million in each of 2023 and 2024, $1.15 billion in 2025, $20.8 million in 2026, $1.28 billion in 2027, $6.8 million in 2028 and $614.3 million in 2029. However, in accordance with our debt agreements, the payment of principal on the outstanding senior notes shall be suspended if the leverage ratio for the Company is less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined, and no catch-up
provisions are applicable.
The 2019, 2018, 2017 and 2015 Notes are subject to certain financial and non-financial
covenants, including a debt service coverage calculation, as defined in the related agreements. In the event that certain covenants are not met, the 2019, 2018, 2017 and 2015 Notes may become due and payable on an accelerated schedule.
During the third quarter of 2019, the Company had a leverage ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payment in the fourth quarter of 2019. Subsequent to the 2019 Recapitalization, the Company’s leverage ratios exceeded the leverage ratio of 5.0x and, accordingly, the Company resumed making the scheduled amortization payments in the first quarter of 2020.
Under the provisions of the Company’s previously existing debt agreements, during the first and second quarters of 2017, the Company had a leverage ratio of less than 4.5x and accordingly, did not make previously scheduled debt amortization payments in accordance with the debt agreements. Subsequent to the 2017 Recapitalization and through 2018, the Company’s leverage ratios exceeded the leverage ratio of 5.0x and, accordingly, the Company began making the scheduled amortization payments.
Share Repurchase Programs
The Company’s share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our variable funding notes. We used cash of approximately $699.0 million in 2019, $591.2 million in 2018 and $1.06 billion in 2017 for share repurchases. The Company’s Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company’s common stock on October 4, 2019. The Company had approximately $406.1 million left under this share repurchase program as of December 29, 2019. From December 30, 2019 through February 13, 2020, we repurchased and retired an additional 271,064 shares of common stock for a total of approximately $79.6 million.
Capital Expenditures
In the past three years, we have invested approximately $295.5 million in capital expenditures. In 2019, we invested $85.6 million in capital expenditures which primarily related to investments in our proprietary internally developed point-of-sale
system (Domino’s PULSE), our internal enterprise systems, our digital ordering platform, supply chain centers, asset upgrades for our existing Company-owned stores and new Company-owned stores. We did not have any material commitments for capital expenditures as of December 29, 2019.
The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
(In millions)	December 29, 2019	December 30, 2018	December 31, 2017
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$497.0	$394.2	$341.3
Net cash used in investing activities	(27.9)	(88.3)	(83.7)
Net cash used in financing activities	(222.8)	(322.8)	(197.1)
Exchange rate changes	0.2	(0.5)	0.1

Change in cash and cash equivalents, restricted cash and cash equivalents	$246.5	$(17.4)	$60.4

Operating Activities
Cash provided by operating activities increased $102.8 million in 2019 due to the positive impact of changes in operating assets and liabilities of $59.0 million, an increase in net income of $38.7 million and higher non-cash
amounts of $5.1 million. The positive impact of changes in operating assets and liabilities was primarily related to the timing of payments on accounts payable and accrued liabilities during 2019 as compared to 2018.

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
Investing Activities
Cash used in investing activities was $27.9 million in 2019, which consisted primarily of $85.6 million of capital expenditures (driven primarily by investments in technological initiatives, supply chain centers and our Company-owned stores) and $3.4 million of purchases of franchise operations and other assets. These uses of cash were partially offset by maturities of restricted advertising fund investments of $50.2 million and the proceeds from the sale of assets of $12.3 million.
Cash used in investing activities was $88.3 million in 2018, which consisted primarily of $119.9 million of capital expenditures (driven primarily by investments in supply chain centers, technology initiatives and our Company-owned stores) and purchases of restricted advertising fund investments of $70.2 million. These uses of cash were partially offset by maturities of restricted advertising fund investments of $94.0 million. We adopted ASC 606 in the first quarter of 2018, which superseded the agency guidance historically applied to present advertising fund activities net in the consolidated statement of cash flows. Refer to Note 1 to the consolidated financial statements for additional information related to the adoption of ASC 606. These uses of cash were offset in part by the proceeds from the sale of assets of $8.4 million.
Cash used in investing activities was $83.7 million in 2017, which consisted primarily of $90.0 million of capital expenditures (driven by investments in our technological initiatives, supply chain centers and Company-owned stores), offset in part by the proceeds from the sale of assets of $6.8 million.
Financing Activities
Cash used in financing activities was $222.8 million in 2019, primarily related to repurchases of common stock of $699.0 million under our Board of Directors-approved share repurchase program, dividend payments to our shareholders of $105.7 million, repayments of long-term debt of $92.1 million (of which $65.0 million related to the repayment of borrowings under our variable funding notes), payments for financing costs of $8.1 million and tax payments for restricted stock upon vesting of $6.0 million. These uses of cash were partially offset by proceeds from the issuance of $675.0 million of debt in connection with our 2019 Recapitalization and the exercise of stock options of $13.1 million.
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
Our ability to continue to fund these items and continue to service our debt could be adversely affected by the occurrence of any of the events described in Item 1A. Risk Factors. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under the 2019 Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the 2019, 2018, 2017 and 2015 Notes and to service, extend or refinance the 2019 Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Impact of inflation
Inflation did not have a material impact on our operations in 2019, 2018 or 2017. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
New accounting pronouncements
The impact of new accounting pronouncements adopted during 2019 and the estimated impact of new accounting pronouncements that we will adopt in future years is included in Note 1 to the consolidated financial statements.
Contractual obligations
The following is a summary of our significant contractual obligations at December 29, 2019.

(dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt (1):
Principal	$42.0	$42.0	$897.0	$33.0	$33.0	$3,078.7	$4,125.7
Interest (2)	162.3	158.3	145.2	128.9	127.5	288.8	1,011.0
Finance leases (3)	3.3	2.8	2.8	2.9	2.9	25.8	40.5
Operating leases (4)	39.9	40.1	36.9	34.4	30.0	92.8	274.1
(1)	We have outstanding long-term secured notes with varying maturities. For additional information, see Note 4 of the Notes to Consolidated Financial Statements under “Part II – Item 8 – Financial Statements and Supplementary Data.”
(2)	Represents interest payments on our 2019, 2018, 2017 and 2015 Notes.
(3)	The principal portion of the finance lease obligation amounts above, which totaled $19.7 million at December 29, 2019, is classified as debt in our consolidated financial statements.
(4)	We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center under leases with expiration dates through 2041.
As of December 29, 2019, the Company has additional leases for two supply chain centers and certain supply chain tractors and trailers that had not yet commenced with estimated future minimum rental commitments of approximately $76.2 million. These leases are expected to commence in 2020 with lease terms of up to 21 years. These undiscounted amounts are not included in the table above.
Liabilities for unrecognized tax benefits of $2.8 million are excluded from the above table, as we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on unrecognized tax benefits see Note 7 to the Consolidated Financial Statements under “Part II – Item 8 – Financial Statements and Supplementary Data.”
Off-balance
sheet arrangements
We are party to letters of credit and other financial guarantees with off-balance
sheet risk. Our exposure to credit loss for letters of credit and other financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit as of December 29, 2019 were approximately $41.4 million and relate to our insurance programs and supply chain center leases. Total conditional commitments under surety bonds were $7.6 million as of December 29, 2019. The Company also has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $16.7 million as of December 29, 2019. We believe that none of these arrangements has or is likely to have a material effect on our results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form
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
These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “seek,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, the expected demand for future pizza delivery, our expectation that we will meet the terms of our agreement with our third-party supplier of pizza cheese, our belief that alternative third-party suppliers are available for our key ingredients in the event we are required to replace any of our supply partners, our intention to continue to enhance and grow online ordering, digital marketing and technological capabilities, our expectation that there will be no material environmental compliance-related capital expenditures, our plans to expand U.S. and international operations in many of the markets where we currently operate and in selected new markets, our expectation that the contribution rate for advertising fees payable to DNAF will remain in place for the foreseeable future, and the availability of our borrowings under the 2019 Variable Funding Notes for, among other things, funding working capital requirements, paying capital expenditures and funding other general corporate purposes, including payment of dividends.
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
•	our substantial increased indebtedness as a result of the 2019 Recapitalization, 2018 Recapitalization, 2017 Recapitalization and 2015 Recapitalization and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future;
•	the impact a downgrade in our credit rating may have on our business, financial condition and results of operations;
•	our future financial performance and our ability to pay principal and interest on our indebtedness;
•	the effectiveness of our advertising, operations and promotional initiatives;
•	the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry, including the food service and food delivery markets;
•	the impact of social media and other consumer-oriented technologies on our business, brand and reputation;
•	the impact of new or improved technologies and alternative methods of delivery on consumer behavior;
•	new product, digital ordering and concept developments by us, and other food-industry competitors;
•	our ability to maintain good relationships with and attract new franchisees and franchisees’ ability to successfully manage their operations without negatively impacting our royalty payments and fees or our brand’s reputation;
•	our ability to successfully implement cost-saving strategies;
•	our ability and that of our franchisees to successfully operate in the current and future credit environment;
•	changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence;
•	our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation;
•	changes in operating expenses resulting from changes in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs;
•	the impact that widespread illness, health epidemics or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate;
•	changes in foreign currency exchange rates;
•	our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel;

•	our ability to find and/or retain suitable real estate for our stores and supply chain centers;
•	changes in government legislation or regulation, including changes in laws and regulations regarding information privacy, payment methods and consumer protection and social media;
•	adverse legal judgments or settlements;
•	food-borne illness or contamination of products;
•	data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees;
•	the effect of war, terrorism, catastrophic events or climate change;
•	our ability to pay dividends and repurchase shares;
•	changes in consumer taste, spending and traffic patterns and demographic trends;
•	actions by activist investors;
•	changes in accounting policies; and
•	adequacy of our insurance coverage.
In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form
10-K
might not occur. All forward-looking statements speak only as of the date of this Form
10-K
and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we will not undertake and specifically decline any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this Form
10-K,
whether as a result of new information, future events or otherwise.
Readers are cautioned not to place undue reliance on the forward-looking statements included in this Form
10-K
or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the 2017 Recapitalization, we issued fixed and floating rate notes and, at December 29, 2019, we are exposed to interest rate risk on borrowings under our 2017 Five-Year Floating Rate Notes and our 2019 Variable Funding Notes. As of December 29, 2019, we did not have any outstanding borrowings under our 2019 Variable Funding Notes. Our 2017 Five-Year Floating Rate Notes and our 2019 Variable Funding Notes bear interest at fluctuating interest rates based on LIBOR. A hypothetical 1.0% adverse change in the LIBOR rate would have resulted in higher interest expense of approximately $3.1 million in 2019.
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
Foreign currency exchange rate risk
We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.7% of our total revenues in 2019, 6.5% of our total revenues in 2018 and 7.4% of our total revenues in 2017 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $21.2 million in 2019.

Item 8.	Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the
Stockholders and Board of Directors
of Domino’s Pizza, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Domino’s Pizza, Inc. and its subsidiaries (the “Company”) as of December 29, 2019 and December 30, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended December 29, 2019, including the related notes, the schedules of condensed financial information of the registrant as of December 29, 2019 and December 30, 2018 and for each of the three years in the period ended December 29, 2019 and of valuation and qualifying accounts for each of the three years in the period ended December 29, 2019 appearing under Item 16 (collectively referred to as “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018,
and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019, and the manner in which it accounts for revenue in 2018.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Insurance Reserves
As described in Note 1 to the consolidated financial statements, the Company has retention programs for workers’ compensation, general liability, and owned and non-owned
automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. As of December 29, 2019, the Company had accruals for these insurance matters of $50.3 million. The insurance reserves are based on undiscounted independent actuarial estimates, which are based on historical information along with assumptions about future events. The Company utilizes various methods, including analyses of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported. The actuarial valuation methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. When estimating these liabilities, several factors are considered, including the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.
The principal considerations for our determination that performing procedures relating to the valuation of insurance reserves is a critical audit matter are there was significant judgment by management when developing the estimated reserves. This in turn led to a high degree of auditor judgment and effort in performing procedures relating to the auditing of the actuarial valuation methods used to develop future ultimate claim costs, including assumptions related to the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of insurance reserves, including controls over the assumptions and data used in the actuarial valuation methods. These procedures also included, among others, obtaining and evaluating the Company’s insurance program documents and testing the underlying historical claims data. Professionals with specialized skill and knowledge were used to assist in testing management’s process for estimating the valuation of insurance reserves, including evaluating the appropriateness of the actuarial valuation methods and the reasonableness of assumptions related to the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 20, 2020
We have served as the Company’s auditor since 2002.

Domino’s Pizza, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 29, 2019	December 30, 2018
Assets
Current assets:
Cash and cash equivalents	$190,615	$25,438
Restricted cash and cash equivalents	209,269	166,993
Accounts receivable, net of reserves of $2,856 in 2019 and $1,879 in 2018	210,260	190,091
Inventories	52,955	45,975
Prepaid expenses and other	19,129	25,710
Advertising fund assets, restricted	105,389	112,744

Total current assets	787,617	566,951

Property, plant and equipment:
Land and buildings	44,845	41,147
Leasehold and other improvements	164,071	170,498
Equipment	243,708	243,654
Construction in progress	42,705	31,822

	495,329	487,121
Accumulated depreciation and amortization	(252,448)	(252,182)

Property, plant and equipment, net	242,881	234,939

Other assets:
Operating lease right-of-use assets	228,785	—
Investments in marketable securities, restricted	11,982	8,718
Goodwill	15,093	14,919
Capitalized software, net of accumulated amortization of $104,237 in 2019 and $89,161 in 2018	73,140	63,809
Other assets, net of accumulated amortization of $56 in 2019 and $776 in 2018	12,521	12,523
Deferred income taxes	10,073	5,526

Total other assets	351,594	105,495

Total assets	$1,382,092	$907,385

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$43,394	$35,893
Accounts payable	111,101	92,546
Accrued compensation	46,214	40,962
Accrued interest	27,881	25,981
Operating lease liabilities	33,318	—
Insurance reserves	23,735	22,210
Advertising fund liabilities	101,921	107,150
Other accrued liabilities	66,267	55,001

Total current liabilities	453,831	379,743

Long-term liabilities:
Long-term debt, less current portion	4,071,055	3,495,691
Operating lease liabilities	202,731	—
Insurance reserves	34,675	31,065
Other accrued liabilities	35,559	40,807

Total long-term liabilities	4,344,020	3,567,563

Total liabilities	4,797,851	3,947,306

Commitments and contingencies
Stockholders’ deficit
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 38,934,009 in 2019 and 40,977,561 in 2018 issued and outstanding	389	410
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	243	569
Retained deficit	(3,412,649)	(3,036,471)
Accumulated other comprehensive loss	(3,742)	(4,429)

Total stockholders’ deficit	(3,415,759)	(3,039,921)

Total liabilities and stockholders’ deficit	$1,382,092	$907,385

The accompanying notes are an integral part of these consolidated statements.
4
4

Domino’s Pizza, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Revenues:
U.S. Company-owned stores	$453,560	$514,804	$490,846
U.S. franchise royalties and fees	428,504	391,493	351,387
Supply chain	2,104,936	1,943,297	1,739,038
International franchise royalties and fees	240,975	224,747	206,708
U.S. franchise advertising	390,799	358,526	—

Total revenues	3,618,774	3,432,867	2,787,979

Cost of sales:
U.S. Company-owned stores	346,168	398,158	377,674
Supply chain	1,870,107	1,732,030	1,544,314

Total cost of sales	2,216,275	2,130,188	1,921,988

Operating margin	1,402,499	1,302,679	865,991

General and administrative	382,293	372,464	344,759
U.S. franchise advertising	390,799	358,526	—

Income from operations	629,407	571,689	521,232
Interest income	4,048	3,334	1,462
Interest expense	(150,818)	(146,345)	(122,541)

Income before provision for income taxes	482,637	428,678	400,153
Provision for income taxes	81,928	66,706	122,248

Net income	$400,709	$361,972	$277,905

Earnings per share:
Common Stock – basic	$9.83	$8.65	$6.05
Common Stock – diluted	$9.56	$8.35	$5.83

The accompanying notes are an integral part of these consolidated statements.
4
5

Domino’s Pizza, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Net income	$400,709	$361,972	$277,905
Currency translation adjustment	687	(2,048)	1,080

Comprehensive income	$401,396	$359,924	$278,985

The accompanying notes are an integral part of these consolidated statements.
4
6

Domino’s Pizza, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2017	48,100,143	$481	$1,006	$(1,881,520)	$(3,110)
Net income	—	—	—	277,905	—
Dividends declared on common stock and equivalents ($1.84)	—	—	—	(84,215)	—
Issuance and cancellation of stock awards, net	65,669	1	—	—	—
Tax payments for restricted stock upon vesting	(49,159)	(1)	(9,448)	—	—
Purchases of common stock	(5,576,249)	(56)	(12,590)	(1,051,607)	—
Exercises of stock options	357,925	4	6,095	—	—
Non-cash compensation expense	—	—	20,713	—	—
Other	—	—	(122)	—	—
Currency translation adjustment	—	—	—	—	1,080

Balance at December 31, 2017	42,898,329	429	5,654	(2,739,437)	(2,030)
Net income	—	—	—	361,972	—
Dividends declared on common stock and equivalents ($2.20)	—	—	—	(92,211)	—
Issuance and cancellation of stock awards, net	79,868	1	—	—	—
Tax payments for restricted stock upon vesting	(27,308)	—	(6,962)	—	—
Purchases of common stock	(2,387,430)	(24)	(30,743)	(560,445)	—
Exercises of stock options	414,102	4	9,828	—	—
Non-cash compensation expense	—	—	22,792	—	—
Adoption of ASC 606 (Note 1)	—	—	—	(6,701)	—
Currency translation adjustment	—	—	—	—	(2,048)
Reclassification adjustment for stranded taxes (Note 1)	—	—	—	351	(351)

Balance at December 30, 2018	40,977,561	410	569	(3,036,471)	(4,429)
Net income	—	—	—	400,709	—
Dividends declared on common stock and equivalents ($2.60)	—	—	—	(105,605)	—
Issuance and cancellation of stock awards, net	46,913	—	—	—	—
Tax payments for restricted stock upon vesting	(22,506)	—	(5,951)	—	—
Purchases of common stock	(2,493,560)	(25)	(27,700)	(671,282)	—
Exercises of stock options	425,601	4	13,060	—	—
Non-cash compensation expense	—	—	20,265	—	—
Currency translation adjustment	—	—	—	—	687

Balance at December 29, 2019	38,934,009	$389	$243	$(3,412,649)	$(3,742)

The accompanying notes are an integral part of these consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Cash flows from operating activities:
Net income	$400,709	$361,972	$277,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,930	53,665	44,369
Loss (gain) on sale/disposal of assets	2,023	(4,737)	(3,148)
Amortization of debt issuance costs	4,748	8,033	10,976
(Benefit) provision for deferred income taxes	(3,297)	(872)	6,160
Non-cash compensation expense	20,265	22,792	20,713
Excess tax benefits from equity-based compensation	(25,735)	(23,786)	(27,227)
Provision (benefit) for losses and accounts and notes receivable	1,195	899	(277)
Changes in operating assets and liabilities:
Changes in accounts receivable	(20,900)	(18,172)	(22,649)
Changes in inventories, prepaid expenses and other	(6,741)	(12,455)	1,527
Changes in accounts payable and accrued liabilities	66,137	10,010	22,267
Changes in insurance reserves	5,322	2,174	8,420
Changes in operating lease assets and liabilities	3,302	—	—
Changes in advertising fund assets and liabilities, restricted	(10,008)	(5,352)	2,225

Net cash provided by operating activities	496,950	394,171	341,261

Cash flows from investing activities:
Capital expenditures	(85,565)	(119,888)	(90,011)
Proceeds from sale of assets	12,258	8,367	6,835
Maturities of advertising fund investments, restricted	50,152	94,007	—
Purchases of advertising fund investments, restricted	—	(70,152)	—
Purchases of franchise operations and other assets	(3,423)	—	—
Other	(1,276)	(591)	(562)

Net cash used in investing activities	(27,854)	(88,257)	(83,738)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	675,000	970,000	1,900,000
Repayments of long-term debt and finance lease obligations	(92,085)	(604,088)	(928,193)
Proceeds from exercise of stock options	13,064	9,832	6,099
Purchases of common stock	(699,007)	(591,212)	(1,064,253)
Tax payments for restricted stock upon vesting	(5,951)	(6,962)	(9,449)
Payments of common stock dividends and equivalents	(105,715)	(92,166)	(84,298)
Cash paid for financing costs	(8,098)	(8,207)	(16,846)
Other	—	—	(205)

Net cash used in financing activities	(222,792)	(322,803)	(197,145)

Effect of exchange rate changes on cash	201	(538)	66

Change in cash and cash equivalents, restricted cash and cash equivalents	$246,505	$(17,427)	$60,444

Cash and cash equivalents, beginning of period	25,438	35,768	42,815
Restricted cash and cash equivalents, beginning of period	166,993	191,762	126,496
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	44,988	27,316	25,091

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	$237,419	$254,846	$194,402

Cash and cash equivalents, end of period	190,615	25,438	35,768
Restricted cash and cash equivalents, end of period	209,269	166,993	191,762
Cash and cash equivalents included in advertising fund assets, restricted, end of period	84,040	44,988	27,316

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$483,924	$237,419	$254,846

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
Fiscal Year
The Company’s fiscal year ends on the Sunday closest to December 31. The 2019 fiscal year ended on December 29, 2019, the 2018 fiscal year ended on December 30, 2018 and the 2017 fiscal year ended on December 31, 2017. The 2019, 2018 and 2017 fiscal years all consisted of fifty-two
weeks.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents at December 29, 2019 includes approximately $157.4 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of the Company’s asset-backed securitization structure,

$
48.7
 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $
3.2
 million of other restricted cash. As of December
29
,
2019
, the Company also held $
84.0
 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.
Restricted cash and cash equivalents at December 30, 2018 includes approximately $130.3 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of the Company’s asset-backed securitization structure
, $36.5 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash. As of December 30, 2018, the Company also held $45.0 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.
Inventories
Inventories are valued at the lower of cost (on a
first-in,
first-out
basis) or net realizable value. Inventories at December 29, 2019 and December 30, 2018 are comprised of the following (in thousands):

	2019	2018
Food	$49,304	$42,921
Equipment and supplies	3,651	3,054

Inventories	$52,955	$45,975

Other Assets
Current and long-term other assets primarily include prepaid expenses such as insurance, taxes, deposits, notes receivable, software licenses, implementation costs for software as a service arrangement, covenants not-to-compete
and other intangible assets primarily arising from franchise acquisitions. As of December 29, 2019, other assets included a $1.3 million amortizable intangible asset associated with the acquisition of three U.S. franchise stores during 2019 (Note 13). As of December 30, 2018, all intangible assets with useful lives were fully amortized.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Property, Plant and Equipment
Additions to property, plant and equipment are recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense are provided using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are generally as follows (in years):

Buildings	20
Leasehold and other improvements	7 – 15
Equipment	3 – 15

Depreciation and amortization expense on property, plant and equipment was approximately $37.1 million, $35.0 million and $29.6 million in 2019, 2018 and 2017, respectively.
Impairments of Long-Lived Assets
The Company evaluates the potential impairment of long-lived assets at least annually based on various analyses including the projection of undiscounted cash flows and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, the Company estimates the fair value of the assets. If the carrying amount of the asset exceeds the estimated fair value of the asset, an impairment loss is recognized, and the asset is written down to its estimated fair value. The Company did not record any impairment losses on long-lived assets in 2019, 2018 or 2017.
Investments in Marketable Securities
Investments in marketable securities consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plan (Note 8). These investments are stated at aggregate fair value, are restricted and have been placed in a rabbi trust whereby the amounts are irrevocably set aside to fund the Company’s obligations under the deferred compensation plan. The Company classifies and accounts for these investments in marketable securities as trading securities.
Goodwill
The Company’s goodwill amounts primarily relate to franchise store acquisitions and are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2019, 2018 and 2017.
Capitalized Software
Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software, which range from one to seven years. Capitalized software amortization expense was approximately $22.8 million, $18.7 million and $14.8 million in 2019, 2018 and 2017, respectively. As of December 29, 2019, scheduled amortization for
capitalized software that has been placed in service is approximately $19.2 million in 2020, $15.1 million in 2021, $8.0 million in 2022, $2.1 million in 2023, $0.8 million in 2024 and $0.7 million thereafter.
Debt Issuance Costs
Debt issuance costs are recorded as a reduction to the Company’s debt balance and primarily include the expenses incurred by the Company as part of the 2019, 2018, 2017 and 2015 Recapitalizations. See Note 4 for a description of the 2019, 2018, 2017 and 2015 Recapitalizations. Amortization is recorded on a straight-line basis (which is materially consistent with the effective interest method) over the expected terms of the respective debt instrument to which the costs relate and is included in interest expense.
5
0

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In connection with the 2019, 2018, 2017 and 2015 Recapitalizations, the Company recorded $8.1 million, $8.2 million, $16.8 million and $17.4 million of debt issuance costs, respectively. In connection with 2018 Recapitalization, the Company repaid the 2015 Five-Year Fixed Rate Notes and expensed approximately $3.2 million for the remaining unamortized debt issuance costs associated with these notes.
Debt issuance cost expense was approximately $4.7 million, $8.0 million and $11.0 million in 2019, 2018 and 2017, respectively.
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
Insurance reserves relating to our retention programs are based on undiscounted actuarial estimates. These estimates are based on historical information and on certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company generally receives estimates of outstanding insurance exposures from its independent actuary twice per year and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. The Company had reserves for these programs of $50.3 million and $45.9 million as of December 29, 2019 and December 30, 2018, respectively.
In addition, the Company maintains reserves for its share of employee health costs as part of the health care benefits offered to its employees. Reserves are based on estimated claims incurred that have not yet been paid, based on historical claims and payment lag times.
Contract Liabilities
Contract liabilities consist primarily of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $
4.2 million and $4.0
million were included in current other accrued liabilities as of December 29, 2019 and December 30, 2018, respectively. Deferred franchise fees and deferred development fees of $
16.3 million and $15.9
million were included in long-term other accrued liabilities as of December 29, 2019 and December 30, 2018, respectively.
Changes in deferred franchise fees and deferred development fees in 2019 and 2018 were as follows (in thousands):

	Fiscal Year Ended
	December 29, 2019	December 30, 2018
Deferred franchise fees and deferred development fees at beginning of period	$19,900	$19,404
Revenue recognized during the period	(5,695)	(5,235)
New deferrals due to cash received and other	6,258	5,731

Deferred franchise fees and deferred development fees at end of period	$20,463	$19,900

The Company expects to recognize revenue of $4.2 million in 2020, $3.1 million in 2021, $2.8 million in 2022, $2.6 million in 2023, $2.3 million in 2024 and $5.5 million thereafter associated with the total deferred franchise fee and deferred development fee amount above.
The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations.
Other Accrued Liabilities
Current and long-term other accrued liabilities primarily include accruals for income, sales, property and other taxes, legal reserves, store operating expenses, dividends payable and deferred compensation liabilities.
5
1

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
U.S. franchise royalties and fees are primarily comprised of royalties and fees from Domino’s Pizza franchisees with operations in the U.S. Each franchisee is generally required to pay a 5.5% royalty fee on sales. In certain instances, the Company will collect lower rates based on area development agreements, sales initiatives, store relocation
incentives and new store incentives. Royalty revenues are based on a percentage of franchise retail sales and are recognized when the items are delivered to or carried out by franchisees’ customers. U.S. franchise fee revenue primarily relates to per-transaction
 technology fees that are recognized as the related sales occur. Payments for U.S. royalties and fees are generally due within seven days of the prior week end date.
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
U.S. franchise advertising revenues are comprised of contributions from Domino’s Pizza franchisees with operations in the U.S. to the Domino’s National Advertising Fund Inc. (“DNAF”), the Company’s consolidated not-for-profit
 subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities in the U.S. Each franchisee is generally required to contribute 6% of their retail sales to fund national marketing and advertising campaigns (subject, in certain instances, to lower rates based on certain incentives and waivers). These revenues are recognized when items are delivered to or carried out by franchisees’ customers. Payments for U.S. franchise advertising revenues are generally due within seven days of the prior week end date. Although these revenues are restricted to be used only for advertising and promotional activities to benefit franchised stores, the Company has determined there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from its U.S. royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the Company’s consolidated statement
s
of income.
Reclassification of Revenues
In 2018, the Company began managing its franchised stores in Alaska and Hawaii as part of its U.S. Stores segment (Note 12). Prior to 2018, the revenues from these franchised stores were included in the Company’s International Franchise segment (Note 12). International franchise royalties and fees revenues in 2017 included $2.6 million of franchise revenues related to these stores. These amounts have not been reclassified to conform to the current year presentation due to immateriality.
5
2

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Supply Chain Profit-Sharing Arrangements
The Company enters into profit-sharing arrangements with U.S. and Canadian stores that purchase all of their food from Supply Chain (Note 12). These profit-sharing arrangements generally offer Company-owned stores and participating franchisees with 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of their regional supply chain center’s pre-tax
profits based upon each store’s purchases from the supply chain center. Profit-sharing obligations are recorded as a revenue reduction in Supply Chain in the same period as the related revenues and costs are recorded, and were $143.5 million, $132.7 million and $119.7 million in 2019, 2018 and 2017, respectively.
Advertising
U.S. Stores (Note 12) are generally required to contribute 6% of sales to DNAF. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as DNAF is obligated to expend such revenues on advertising. U.S. franchise advertising costs expended by DNAF are included in U.S. franchise advertising expenses in the Company’s consolidated statements of income. Advertising costs funded by Company-owned stores are generally expensed as incurred and are included in general and administrative expense. The contributions from Company-owned stores that have not yet been expended are included in advertising fund assets, restricted on the Company’s consolidated balance sheet.
Advertising expense included $390.8 million and $358.5 million of U.S. franchise advertising expense in 2019 and 2018, respectively. In years prior to 2018, franchise advertising costs were recorded net against franchise advertising revenues. Advertising expense also included $37.6 million, $43.4 million and $39.8 million in 2019, 2018 and 2017 primarily related to advertising costs funded by U.S. Company-owned stores which is included in general and administrative expense in the consolidated statements of income.
As of December 29, 2019, advertising fund assets, restricted of $105.4 million consisted of $84.0 million of cash and cash equivalents, $15.3 million of accounts receivable and $6.1 million of prepaid expenses. As of December 29, 2019, advertising fund cash and cash equivalents included $3.5 million of cash contributed from U.S. Company-owned stores that had not yet been expended.
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
Leases
The Company leases certain retail store and supply chain center locations, supply chain vehicles and its corporate headquarters. The Company determines whether an arrangement is or contains a lease at contract inception. The majority of the Company’s leases are classified as operating leases, which are included in operating lease right-of-use
assets and operating lease liabilities in the Company’s consolidated balance sheet. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt on the Company’s consolidated balance sheet.
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
The Company estimates its incremental borrowing rate for each lease using a portfolio approach based on the respective weighted average term of the agreements. This estimation considers the market rates of the Company’s outstanding collateralized borrowings and interpolations of rates outside of the terms of the outstanding borrowings, including comparisons to comparable borrowings of similarly rated companies with longer term borrowings.
5
3

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales or general and administrative expense. Amortization expense for finance leases is recognized on a straight-line basis over the lease term and is included in cost of sales
.
I
nterest expense for finance leases is recognized using the effective interest method. Variable lease payments that do not depend on a rate or index, payments associated with non-lease
components and short-term rentals (leases with terms less than 12 months) are expensed as incurred.
Common Stock Dividends
The Company declared and paid dividends of approximately $105.6 million (or $2.60 per share) in 2019, approximately $92.2 million (or $2.20 per share) in 2018 and approximately $84.2 million (or $1.84 per share) in 2017.
Stock Options and Other Equity-Based Compensation Arrangements
The cost of all of the Company’s stock options, as well as other equity-based compensation arrangements, is reflected in the financial statements based on the estimated fair value of the awards (Note 10).
Earnings Per Share
The Company discloses two calculations of earnings per share (“EPS”): basic EPS and diluted EPS (Note 2). The numerator in calculating common stock basic and diluted EPS is consolidated net income. The denominator in calculating common stock basic EPS is the weighted average shares outstanding. The denominator in calculating common stock diluted EPS includes the additional dilutive effect of outstanding stock options, unvested restricted stock grants and unvested performance-based restricted stock grants.
Supplemental Disclosures of Cash Flow Information
The Company paid interest of approximately $142.3 million, $132.8 million and $107.4 million during 2019, 2018 and 2017, respectively
,
on its Notes (Note 4). Cash paid for income taxes was approximately $80.3 million, $71.7 million and $122.6 million in 2019, 2018 and 2017.
The Company had $6.9 million, $3.8 million and $4.0 million of non-cash
investing activities related to accruals for capital expenditures at December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
New Accounting Pronouncements
Recently Adopted Accounting Standards
Accounting Standards Update
2016-02,
Leases (Topic 842)
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU
2016-02,
Leases (Topic 842)
which requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. On December 31, 2018, the first day of its fiscal 2019 year, the Company adopted ASC 842 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The adoption of ASC 842 had a material impact on the Company’s assets and liabilities due to the recognition of operating lease right-of-use
assets and lease liabilities on its consolidated balance sheet. The Company elected the optional transition package, including practical expedients that permitted it not to reassess whether any expired or existing contracts are or contain leases, the classification of any expired or existing leases and initial direct costs of any existing leases, and accordingly, the adoption of ASC 842 did not have a material effect on the Company’s consolidated statement of income and consolidated statement of cash flows. Refer to Note 5 for additional disclosure related to the Company’s lease arrangements.
5
4

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The effects of the changes made to the Company’s consolidated balance sheet as of December 31, 2018 for the adoption of ASC 842 were as follows (in thousands):

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

On December 31, 2018, the Company recorded an adjustment of $226.8 million for operating lease right-of-use
assets and liabilities. The operating lease
right-of-use
assets recorded on the date of adoption were also net of a $7.9 million reclassification of other accrued liabilities and prepaid expenses representing previously deferred (prepaid) rent and lease incentives. The Company also derecognized $1.9 million of construction in progress and other long-term accrued liabilities associated with a new building that was completed and leased to the Company in the third quarter of 2019. During the construction phase, this lease was previously accounted for as a build-to-suit
arrangement under prior lease accounting guidance.
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
software. ASU
 2018-15
also requires companies to amortize these implementation costs over the life of the service contract in the same line in the statement of income as the fees associated with the hosting service. ASU
 2018-15
 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this accounting standard prospectively in the third quarter of 2019, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Accounting Standards Update
 2014-09,
 Revenue from Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update
 2014-09,
 Revenue from Contracts with Customers (Topic 606)
 and has since issued various amendments which provide additional clarification and implementation guidance. This standard has been codified as ASC 606. This guidance outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most revenue recognition guidance issued by the FASB, including industry specific guidance. On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method.
The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for that period.

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
The Company has also determined that ASC 606 requires a gross presentation on the consolidated statement of income for franchisee contributions received by and related expenses of DNAF, the Company’s consolidated not-for-profit
 subsidiary. DNAF exists solely for the purpose of promoting the Domino’s Pizza brand in the U.S. Under prior accounting guidance, the Company had presented the restricted assets and liabilities of DNAF in its consolidated balance sheets and had determined that it acted as an agent for accounting purposes with regard to franchisee contributions and disbursements. As a result, the Company historically presented the activities of DNAF net in its consolidated statements of income and consolidated statements of cash flows.
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
Accounting Standards Not Yet Adopted
The Company has considered all new accounting pronouncements issued by the FASB. The following represent accounting pronouncements that are applicable to the Company, but for which the Company has not yet completed its assessment or has not yet adopted as of December 29, 2019.
ASU
 2016-13,
 Financial Instruments – Credit Losses (Topic 326)
In June 2016, the FASB issued ASU
 2016-13,
 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
 (“ASU
 2016-13”).
 ASU
 2016-13
 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU
 2016-13
 is effective for fiscal years beginning after December 15, 2019, including the applicable interim periods. The Company adopted this standard as of December 30, 2019, the first day of its 2020 fiscal year, using the modified retrospective approach. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
ASU
 2019-12,
 Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740)
In December 2019, the FASB issued Accounting Standard Update No.
 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12)
, which simplifies the accounting for income taxes. ASU
2019-12
is effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
(2)	Earnings per Share
The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2019	2018	2017
Net income available to common stockholders – basic and diluted	$400,709	$361,972	$277,905

Weighted average number of common shares	40,766,362	41,856,017	45,954,659
Earnings per common share – basic	$9.83	$8.65	$6.05
Diluted weighted average number of common shares	41,923,062	43,331,278	47,677,834
Earnings per common share – diluted	$9.56	$8.35	$5.83
The denominators used in calculating diluted earnings per share for common stock do not include 160,980 options to purchase common stock in 2019, 76,686 options to purchase common stock in 2018 and 145,860 options to purchase common stock in 2017, as the effect of including these options would be anti-dilutive. The denominator used in calculating diluted earnings per share for common stock does not include 28,570 shares subject to restricted stock awards in 2018, as the effect of including these shares would have been anti-dilutive. The denominators used in calculating diluted earnings per share for common stock do not include 82,647 restricted performance shares in 2019, 81,545 restricted performance shares in 2018 and 110,274 restricted performance shares in 2017 as the performance targets for these awards had not yet been met.
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
The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following table summarizes the carrying amounts and fair values of certain assets at December 29, 2019 (in thousands):

	At December 29, 2019
	Carrying Amount	Fair Value Estimated Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$180,459	$180,459	$—	$—
Restricted cash equivalents	126,963	126,963	—	—
Investments in marketable securities	11,982	11,982	—	—
Advertising fund cash equivalents, restricted	67,851	67,851	—	—

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the carrying amounts and fair values of certain assets at December 30, 2018 (in thousands):

	At December 30, 2018
	Carrying Amount	Fair Value Estimated Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$11,877	$11,877	$—	$—
Restricted cash equivalents	112,272	112,272	—	—
Investments in marketable securities	8,718	8,718	—	—
Advertising fund cash equivalents, restricted	31,547	31,547	—	—
Advertising fund investments, restricted	50,152	50,152	—	—
(4)	Recapitalizations and Financing Arrangements
2019 Recapitalization
On November 19, 2019, the Company completed a recapitalization (the “2019 Recapitalization”) in which certain of the Company’s subsidiaries issued $675.0 million Series
 2019-1
 3.668% Fixed Rate Senior Secured Notes, Class
 A-2
 with an anticipated term of 10 years (the “2019 Ten-Year Fixed Rate Notes”) pursuant to an asset-backed securitization. The Company also entered into a revolving financing facility on the Closing Date, which allows for the issuance of up to $200.0 million Series
2019-1
Variable Funding Senior Secured Notes, Class
 A-1
(the “2019 Variable Funding Notes”) and certain other credit instruments, including letters of credit. The 2019
Ten-Year
Fixed Rate Notes and the 2019 Variable Funding Notes are referred to collectively as the “2019 Notes.” Gross proceeds from the issuance of the 2019 Notes were $675.0 million.
The proceeds from the 2019 Recapitalization were used to
pre-fund
 a portion of the principal and interest payable on the 2019 Notes, pay transaction fees and expenses and repurchase and retire shares of the Company’s common stock. In connection with the issuance of the 2019 Variable Funding Notes, the Company permanently reduced to zero the commitment to fund the 2017 Variable Funding Notes and the 2017 Variable Funding Notes were cancelled. Additionally, in connection with the 2019 Recapitalization, the Company capitalized $8.1 million of debt issuance costs, which are being amortized into interest expense over the expected term of the 2019
Ten-Year
Fixed Rate Notes.
2018 Recapitalization
On April 24, 2018, the Company completed a recapitalization (the “2018 Recapitalization”) in which certain of the Company’s subsidiaries issued notes pursuant to an asset-backed securitization. The notes consist of $425.0 million Series
 2018-1
 4.116% Fixed Rate Senior Secured Notes, Class
 A-2-I
 with an anticipated term of 7.5 years (the “2018
 7.5-Year
 Fixed Rate Notes”), and $
400.0
 million Series
 2018-1
 4.328% Fixed Rate Senior Secured Notes, Class
 A-2-II
 with an anticipated term of 9.25 years (the “2018
9.25-Year
Fixed Rate Notes” and, collectively with the 2018 7.5-Year Fixed Rate Notes, the “2018 Notes”). Gross proceeds from the issuance of the 2018 Notes were $825.0 million.
The proceeds from the 2018 Recapitalization were used to repay the remaining $490.1 million in outstanding principal and interest under the Company’s 2015 Five-Year Fixed Rate Notes, pre-fund
 a portion of the principal and interest payable on the 2018 Notes, pay transaction fees and expenses and repurchase and retire shares of the Company’s common stock. In connection with the repayment of the 2015 Five-Year Fixed Rate notes, the Company expensed approximately $3.2 million for the remaining unamortized debt issuance costs associated with these notes. Additionally, in connection with the 2018 Recapitalization, the Company capitalized $8.2 million of debt issuance costs, which are being amortized into interest expense over the expected terms of the 2018 Notes.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2017 Recapitalization
On July 24, 2017, the Company completed a recapitalization (the “2017 Recapitalization”) in which certain of the Company’s subsidiaries issued notes pursuant to an asset-backed securitization. The notes consist of $300.0 million Series
2017-1
Floating Rate Senior Secured Notes, Class
 A-2-I
with an anticipated term of
five years
(the “2017 Floating Rate Notes”), $600.0 million Series
2017-1
3.082% Fixed Rate Senior Secured Notes, Class
 A-2-II
with an anticipated term of five years (the “2017 Five-Year Fixed Rate Notes”) and $1.0 billion Series
2017-1
4.118% Fixed Rate Senior Secured Notes, Class
 A-2-III
with an anticipated term of ten years (the “2017
Ten-Year
Fixed Rate Notes” and, collectively with the 2017 Floating Rate Notes and the 2017 Five-Year Fixed Rate Notes, the “2017 Fixed and Floating Rate Notes”). The interest rate on the 2017 Floating Rate Notes is payable at a rate equal to LIBOR plus 125 basis points. Concurrently, the Company also issued a variable funding note facility which allow ed
for advances of up to $175.0 million of Series
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
A portion of proceeds from the 2017 Recapitalization was used to repay the remaining $910.5 million in outstanding principal and interest under the Series
2012-1
5.216% Fixed Rate Senior Secured Notes, Class
 A-2
(the “2012 Fixed Rate Notes”),
pre-fund
a portion of the principal and interest payable on the 2017 Fixed and Floating Rate Notes and pay transaction fees and expenses, described in additional detail below. In connection with the issuance of the 2017 Variable Funding Notes, the Company permanently reduced to zero the commitment to fund the 2015 Variable Funding Notes and the 2015 Variable Funding Notes were cancelled. The Company also used a portion of the proceeds from the 2017 Recapitalization to enter into a $1.0 billion accelerated share repurchase agreement (the “2017 ASR Agreement”) with a counterparty. See Note 11 for additional detail related to this transaction.
2015 Recapitalization
On October 21, 2015, the Company completed a recapitalization transaction (the “2015 Recapitalization”) in which certain of the Company’s subsidiaries issued notes pursuant to an asset-backed securitization. In connection with the 2015 Recapitalization, the Company issued $1.3 billion aggregate principal amount of fixed rate notes consisting of $500.0 million Series
2015-1
3.484% Fixed Rate Senior Secured Notes, Class
 A-2-I
(the “2015 Five-Year Fixed Rate Notes”) and $800.0 million Series
2015-1
4.474% Fixed Rate Senior Secured Notes, Class
 A-2-II
(the “2015
Ten-Year
Fixed Rate Notes” and, together with the 2015 Five-Year Fixed Rate Notes, the “2015
Notes”). The 2019 Notes, 2018 Notes, 2017 Notes and 2015 Notes are collectively referred to as the “Notes.”
2019 Notes
The 2019
Ten-Year
Fixed Rate Notes have remaining scheduled principal payments of

$
6.8
 million in each of 2020 through 2028 and $
614.3

million in 2029. During 2019, the Company did not make any principal payments on the 2019
Ten-Year
Fixed Rate Notes.
The legal final maturity date of the 2019
Ten-Year
Fixed Rate Notes is October 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2019
Ten-Year
Fixed Rate Notes will be repaid on or prior to the anticipated repayment date occurring in October 2029. If the Company has not repaid or refinanced the
2019
Ten-Year
Fixed Rate Notes prior
to the applicable anticipated repayment dates, additional interest of at least 5% per annum will accrue, as defined in the related agreements.
The 2019 Variable Funding Notes allow for advances of up to $200.0 million and issuance of certain other credit instruments, including letters of credit. Interest on the 2019 Variable Funding Notes is payable at a per year rate equal to LIBOR plus 150 basis points. The 2019 Variable Funding Notes were undrawn at closing. The unused portion of the 2019 Variable Funding Notes is subject to a commitment fee ranging from 50 to 100 basis points depending on utilization. It is anticipated that any amounts outstanding on the 2019 Variable Funding Notes will be repaid in full on or prior to October 2024, subject to two additional one-year
extensions at the option of the Company, subject to certain conditions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the 2019 Variable Funding Notes equal to 5% per annum. As of December 29, 2019, the Company had no outstanding borrowings and $158.6 million of available borrowing capacity under its 2019 Variable Funding Notes, net of letters of credit issued of $41.4 million.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2018 Notes
The 2018 Notes have remaining scheduled principal payments of $8.3 million in each of 2020 through 2024, $402.4 million in 2025, $4.0 million in 2026 and $367.0 million in 2027. During 2019, the Company made principal payments of approximately $6.2 million on the 2018 Notes.
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
2017 Notes
The 2017 Fixed and Floating Rate Notes have remaining scheduled principal payments of $19.0 million in each of 2020
and
2021, $874.0 million in 2022, $10.0 million in each of 2023 through 2026, and $910.0 million in 2027. During 2019, the Company made principal payments of approximately $14.3 million on the 2017 Fixed and Floating Rate Notes.
The legal final maturity date of the 2017 Fixed and Floating Rate Notes is October 2047, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2017 Floating Rate Notes and 2017 Five-Year Fixed Rate Notes will be repaid on or prior to the anticipated repayment date occurring in July 2022, and the 2017
Ten-Year
Fixed Rate Notes will be repaid on or prior to the anticipated repayment date occurring in July 2027. If the Company has not repaid or refinanced the 2017 Fixed and Floating Rate Notes prior to the applicable anticipated repayment dates, additional interest of at least 5% per annum will accrue, as defined in the related agreements.
2015 Notes
The 2015 Five-Year Fixed Rate Notes were repaid in connection with the 2018 Recapitalization. The 2015
Ten-Year
Fixed Rate Notes have remaining scheduled principal payments of $8.0 million in 2020 through 2024 and $734.0 million in 2025. During 2019, the Company made principal payments of approximately $6.0 million on the 2015
Ten-Year
Fixed Rate Notes.
The legal final maturity date of the 2015
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
Debt Issuance Costs and Transaction-Related Expenses
During 2019 and in connection with the 2019 Recapitalization, the Company incurred $0.5 million of net pre-tax 2019 Recapitalization-related general and administrative expenses, including legal and professional fees. In connection with the 2019 Recapitalization, the Company recorded $8.1 million of debt issuance costs, which are being amortized into interest expense over the ten-year
expected term of the 2019
Ten-Year
Fixed Rate Notes.
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
While the Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. The payment of principal of the 2019
Ten-Year
Fixed Rate Notes, 2018 Notes, the 2017 Fixed and Floating Rate Notes and the 2015 Notes shall be suspended if the leverage ratio for the Company is less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined. Scheduled principal payments will resume upon failure to satisfy the aforementioned leverage ratio on an ongoing basis and no catch-up
provisions are applicable.
Prior to the 2017 Recapitalization and the repayment of the remaining principal and interest under the 2012 Fixed Rate Notes, the payment of principal of the 2012 Fixed Rate Notes and 2015 Notes was to be suspended if the leverage ratios for the Company were less than or equal to 4.5x total debt to adjusted EBITDA, as defined, and there were no scheduled principal catch-up
amounts outstanding; provided, that during any such suspension, principal payments would continue to accrue and were subject to catch-up
upon failure to satisfy the aforementioned leverage ratios on an ongoing basis.
During the third quarter of 2019, the Company had a leverage ratio of less than 5.0x, and, in accordance with the Company’s debt agreements, ceased debt amortization payments in the fourth quarter of 2019. Subsequent to the 2019 Recapitalization, the Company’s leverage ratios exceeded the leverage ratio of 5.0x and, accordingly, the Company resumed making the scheduled amortization payments on the Notes in the first quarter of 2020.
During the first quarter of 2017, the Company had a leverage ratio under the Company’s then
-
outstanding 2012 Fixed Rate Notes and 2015 Notes of less than 4.5x, and, in accordance with the Company’s debt agreements, ceased debt amortization payments beginning in the second quarter of 2017. The Company continued to have leverage ratios of less than 4.5x in the third quarter prior to the 2017 Recapitalization and accordingly, did not make previously scheduled debt amortization payments in accordance with the debt agreements. Subsequent to the 2017 Recapitalization, the Company’s leverage ratios exceeded the leverage ratio of 5.0x and, accordingly, the Company began making the scheduled amortization payments on the Notes.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Consolidated Long-Term Debt
At December 29, 2019 and December 30, 2018, consolidated long-term debt consisted of the following (in thousands):

	2019	2018
2015 Ten-Year Fixed Rate Notes	$774,000	$780,000
2017 Five-Year Fixed Rate Notes	588,000	592,500
2017 Ten-Year Fixed Rate Notes	980,000	987,500
2017 Five-Year Floating Rate Notes	294,000	296,250
2018 7.5-Year Fixed Rate Notes	419,688	422,875
2018 9.25-Year Fixed Rate Notes	395,000	398,000
2019 Ten-Year Fixed Rate Notes	675,000	—
2017 Variable Funding Notes	—	65,000
2019 Variable Funding Notes	—	—
Finance lease obligations	19,657	17,006
Debt issuance costs, net of accumulated amortization of $12.9 million in 2019 and $8.2 million in 2018	(30,896)	(27,547)

Total debt	4,114,449	3,531,584
Less – current portion	43,394	35,893

Consolidated long-term debt, net of debt issuance c osts	$4,071,055	$3,495,691

At December
29
, 2019, maturities of long-term debt and finance lease obligations are as follows (in thousands):

2020	$43,394
2021	42,842
2022	897,930
2023	34,030
2024	34,144
Thereafter	3,093,005

$4,145,345

Fair Value Disclosures
Management estimated the approximate fair values of the 2019 Ten-Year Fixed Rate Notes, 2018 Notes, 2017 Fixed and Floating Rate Notes and 2015 Notes as follows (in thousands):

	December 29, 2019		December 30, 2018
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Fixed Rate Notes	$774,000	$804,960	$780,000	$783,120
2017 Five-Year Fixed Rate Notes	588,000	588,588	592,500	575,910
2017 Ten-Year Fixed Rate Notes	980,000	1,017,240	987,500	956,888
2017 Five-Year Floating Rate Notes	294,000	294,000	296,250	295,065
2018 7.5-Year Fixed Rate Notes	419,688	431,439	422,875	416,955
2018 9.25-Year Fixed Rate Notes	395,000	414,355	398,000	396,010
2019 Ten-Year Fixed Rate Notes	675,000	675,675	—	—

At December 29, 2019, the Company did not have any outstanding borrowings under its variable funding notes. The Company had $65.0 million outstanding under its variable funding notes at December 30, 2018. Borrowings under the variable funding notes are a variable rate loan. The fair value of this loan approximated book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. This fair value represents a Level 2 measurement (Note 3).

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The 2019
Ten-Year
Fixed Rate Notes, 2018 Notes, 2017 Fixed and Floating Rate Notes and 2015 Notes are classified as a Level 2 measurement, as the Company estimated the fair value amount by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Company’s Notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to that of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value.
Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values calculated above.
(5)	Leases

The Company leases certain retail store and supply chain center locations, supply chain vehicles and its corporate headquarters with expiration dates through 2041.
The components of operating and finance lease cost for 2019 were as follows (in thousands):

Fiscal Year Ended December 29, 2019
Operating lease cost	$42,903
Finance lease cost:
Amortization of right-of-use assets	1,167
Interest on lease liabilities	1,952

Total finance lease cost	$3,119

Rent expense totaled $69.7 million, $67.4 million and $62.0 million in 2019, 2018 and 2017, respectively. Rent expense includes operating lease cost, as well as expense for non-lease
components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. The inclusion of the variable rate per mile driven for the Company’s supply chain center tractors and trailers in rent expense following
the adoption of ASC 842 resulted in the inclusion of an additional $
4.9
million and $
4.1
million in rent expense in 2018 and 2017, respectively, for comparability purposes. Variable rent expense and rent expense for short-term leases were immaterial for 2019.
Supplemental balance sheet information related to the Company’s leases as of December 29, 2019 and December 30, 2018 was as follows (in thousands):

	December 29, 2019	December 30, 2018
Land and buildings	$25,476	$22,171
Accumulated depreciation and amortization	(7,846)	(6,678)

Finance lease assets, net	$17,630	$15,493

Current portion of long-term debt	$1,394	$643
Long-term debt, less current portion	18,263	16,363

Total principal payable on finance leases	$19,657	$17,006

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of December 29, 2019, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term	8 years	14 years
Weighted average discount rate	3.8%	11.7%
Supplemental cash flow information related to leases for 2019 was as follows (in thousands):

Fiscal Year Ended December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43,608
Operating cash flows from finance leases	1,952
Financing cash flows from finance leases	647
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	63,685
Finance leases	3,255
During 2018, the Company renewed the leases of four supply chain center buildings and extended the terms of the leases. As a result, the Company recorded non-cash
financing activities of $12.0 million for the increase in capital lease assets and liabilities during 2018. During 2018, the Company also recorded $1.9 million in non-cash
financing activities related to a
build-to-suit
arrangement, which was derecognized in connection with the Company’s adoption of ASC 842 in 2019.
Maturities of lease liabilities as of December 29, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2020	$39,925	$3,302
2021	40,070	2,816
2022	36,928	2,834
2023	34,381	2,858
2024	29,987	2,882
Thereafter	92,849	25,813

Total future minimum rental commitments	274,140	40,505

Less – amounts representing interest	(38,091)	(20,848)

Total lease liabilities	$236,049	$19,657

Future minimum rental commitments as of December 30, 2018 were as follows (in thousands):

	Operating Leases	Finance Leases
2019	$40,752	$2,396
2020	37,519	2,415
2021	34,538	2,433
2022	30,763	2,451
2023	27,388	2,474
Thereafter	100,310	23,781

Total future minimum rental commitments	$271,270	35,950

Less – amounts representing interest		(18,944)

Total principal payable on finance leases		$17,006

As of December 29, 2019, the Company has additional leases for two supply chain centers and certain supply chain tractors and trailers that had not yet commenced with estimated future minimum rental commitments of approximately $76.2 million. These leases are expected to commence in 2020 with lease terms of up to 21 years. These undiscounted amounts are not included in the tables above.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees wa
s $16.7 million and $2.4 million as of December 29, 2019 and December 30, 2018, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.
(6)	Commitments and Contingencies
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
(7)	Income Taxes
Income before provision for income taxes in 2019, 2018 and 2017 consists of the following (in thousands):

	2019	2018	2017
U.S.	$468,467	$414,804	$386,989
Foreign	14,170	13,874	13,164

Income before provision for income taxes	$482,637	$428,678	$400,153

The differences between the U.S. Federal statutory income tax provision (using the statutory rate of 21% in 2019 and 2018 and the statutory rate of
35
% in 2017) and the Company’s consolidated provision for income taxes for 2019, 2018 and 2017 are summarized as follows (in thousands):

	2019	2018	2017
Federal income tax provision based on the statutory rate	$101,354	$90,022	$140,054
State and local income taxes, net of related Federal income taxes	15,141	14,233	11,520
Non-resident withholding and foreign income taxes	20,351	21,369	20,210
Foreign tax and other tax credits	(20,090)	(25,301)	(23,324)
Foreign derived intangible income	(12,810)	(11,760)	—
Excess tax benefits from equity-based compensation	(25,735)	(23,786)	(27,227)
Non-deductible expenses, net	3,090	1,999	1,794
Unrecognized tax provision (benefit), net of related Federal income taxes	694	301	(173)
Other	(67)	(371)	(606)

Provision for income taxes	$81,928	$66,706	$122,248

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Excess tax benefits
or deficiencies from equity-based compensation activity resulted in a decrease in the Company’s provision for income taxes of $
25.7
million in 2019, $
23.8
million in 2018 and $
27.2
million in 2017, primarily due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.
The components of the 2019, 2018 and 2017 consolidated provision for income taxes are as follows (in thousands):

	2019	2018	2017
Provision for Federal income taxes
Current provision	$49,539	$33,558	$81,747
Deferred (benefit) provision	(2,862)	(1,543)	6,732

Total provision for Federal income taxes	46,677	32,015	88,479
Provision for state and local income taxes
Current provision	15,335	12,651	14,131
Deferred (benefit) provision	(435)	671	(572)

Total provision for state and local income taxes	14,900	13,322	13,559
Provision for non-resident withholding and foreign income taxes	20,351	21,369	20,210

Provision for income taxes	$81,928	$66,706	$122,248

As of December 29, 2019 and December 30, 2018, the significant components of net deferred income taxes are as follows (in thousands):

	2019	2018
Deferred income tax assets
Other accruals and reserves	$11,874	$10,636
Insurance reserves	11,256	10,253
Equity compensation	10,357	9,705
Foreign tax credit	9,333	4,600
Other	6,980	6,029

Deferred income tax assets before valuation allowance	49,800	41,223

Less: Valuation allowance	(4,280)	—

Total deferred income tax assets	45,520	41,223

Deferred income tax liabilities
Depreciation, amortization and asset basis differences	8,117	10,505
Capitalized software	27,330	25,192

Total deferred income tax liabilities	35,447	35,697

Net deferred income tax assets	$10,073	$5,526

Realization of the Company’s deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Although realization of the Company’s net deferred tax assets is not assured, on an ongoing basis, management assesses whether it remains more likely than not the net deferred tax assets will be realized. As of
December 29, 2019, the Company had total foreign tax credits of $
9.3
million, of which $
5.6
million can be carried back one year to be fully utilized. As of December 29, 2019, the Company had a total valuation allowance of $
4.3
million, related to expected limitations on foreign tax credits and interest deductibility in separately filed states. Management believes the remaining net deferred tax assets will be realized.
For financial reporting purposes, the Company’s investment in foreign subsidiaries does not exceed its tax basis. Therefore, no deferred income taxes have been provided.
The Company recognizes the financial statement benefit of a tax position if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities widely understood administrative practices and precedents. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and recognizes penalties in income tax expense.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2019	2018	2017
Unrecognized tax benefits at beginning of period	$1,964	$1,837	$1,954
Additions for tax positions of current year	468	425	224
Additions for tax positions of prior years	789	115	42
Reductions for changes in prior year tax positions	(284)	(64)	(10)
Reductions for lapses of applicable statute of limitations	(135)	(349)	(373)

Unrecognized tax benefits at end of period	$2,802	$1,964	$1,837

As of December 29, 2019, the amount of unrecognized tax benefits was $
2.8
million of which, if ultimately recognized, $
2.2
million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. As of December 29, 2019, the Company had $
0.1
million of accrued interest and $
0.2
million of accrued penalties.
As of December 30, 2018, the amount of unrecognized tax benefits was $
2.0
million of which, if ultimately recognized, $
1.8
million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. As of December 30, 2018, the Company had less than $
0.1
 million of accrued interest and no accrued penalties.
During 2019, the Company completed an Internal Revenue Service (“IRS”) income tax audit for the 2015 tax year that did not result in any tax adjustments. There are no further IRS income tax audits scheduled. The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2016 (with the conclusion of the audit), but it varies for state and foreign locations. The Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the “2017 Tax Act”), which was enacted on December 22, 2017, had a significant impact on the Company’s consolidated provision for income taxes for the years ended December 29, 2019 and December 30, 2018. The most significant impacts include but are not limited to reducing the U.S. corporate income tax rate from
35
percent to
21
percent, establishing a deduction for foreign derived intangible income and imposing new limitations on certain executive compensation and foreign tax credits.
(8)	Employee Benefits
The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 18 years of age are eligible to participate in the plan.
 During 2019, the plan require
d
the Company to match
100
% of the first
5
% of each employee’s elective deferrals. During 2018 and 2017, the plan required the Company to match
100
% of the first
3
% of each employee’s elective deferrals and
50
% of the next
2
% of each employee’s elective deferrals. During 2019, 2018 and 2017, the Company’s matching contributions were made in the form of cash and vested immediately. The expenses incurred for Company contributions to the plan were approximately $
10.8
million, $
7.3
million and $
6.1
million in 2019, 2018 and 2017, respectively.
The Company has established a
non-qualified
deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to
40
% of their base salary and up to
80
% of their bonus compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2019, 2018 or 2017.
The Company has an employee stock payroll deduction plan (the “ESPDP”). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for at least one year. The Company purchases common stock on the open market for the ESPDP at the current market price. There were 20,222 shares, 19,494 shares and 21,744 shares of common stock in 2019, 2018 and 2017, respectively, purchased on the open market for participating employees at a weighted-average price of $257.12 in 2019, $249.57 in 2018 and $188.57 in 2017. The expenses incurred under the ESPDP were approximately $0.8 million, $0.7 million and $0.7 million in 2019, 2018 and 2017, respectively.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(9)	Financial Instruments with Off-Balance Sheet Risk
The Company is a party to
stand-by
letters of credit and financial guarantees with
off-balance
sheet risk. The Company’s exposure to credit loss for
stand-by
letters of credit and financial guarantees is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance
sheet instruments. Total conditional commitments under letters of credit as of December 29, 2019 and December 30, 2018 we
re $41.4 million and $48.1 million, respectively, and total conditional obligations under surety bonds were $7.6 million as of December 29, 2019. These instruments relate to the Company’s insurance programs and supply chain center leases. The Company has also guaranteed lease payments related to certain franchisees’ lease arrangements (Note 5).
(10)	Equity Incentive Plans
The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statements of income based on the estimated fair value of the awards and is amortized over the requisite service period of each award.
The Company’s current equity incentive plan benefits certain of the Company’s employees and directors and is named the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). As of December 29, 2019, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 2,618,524 shares were authorized for grant but have not been granted.
The Company recorded total
non-cash
compensation expense of $20.3 million, $22.8 million and $20.7 million in 2019, 2018 and 2017, respectively. All non-cash
compensation expense amounts are recorded in general and administrative expense. The Company recorded a deferred tax benefit related to non-cash
compensation expense of approximately $3.8 million in 2019 and $4.0 million in 2018.
Stock Options
As of December 29, 2019, the number of stock options granted and outstanding under the 2004 Equity Incentive Plan was 1,546,411 options. Stock options granted in fiscal 20
10
through fiscal 2012 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over three years from the date of grant. Stock options granted in fiscal 2013 through fiscal 2019 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over four years from the date of grant. Additionally, all stock options granted become fully exercisable upon vesting. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements.
Stock option activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Stock options at January 1, 2017	2,498,310	$43.54
Stock options granted	126,720	201.19
Stock options cancelled	(28,991)	101.97
Stock options exercised	(357,925)	17.05

Stock options at December 31, 2017	2,238,114	$55.94
Stock options granted	96,580	266.11
Stock options cancelled	(11,193)	174.63
Stock options exercised	(414,102)	23.74

Stock options at December 30, 2018	1,909,399	$72.86
Stock options granted	96,280	272.64
Stock options cancelled	(33,667)	196.47
Stock options exercised	(425,601)	30.70

Stock options at December 29, 2019	1,546,411	$94.21	4.4	$306,340

Exercisable at December 29, 2019	1,350,200	$71.59	3.8	$298,015

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The total intrinsic value of stock options
exercised was approximately $103.8 million, $91.2 million and $62.0 million in 2019, 2018 and 2017, respectively. Cash received from the exercise of stock options was approximately $13.1 million, $9.8 million and $6.1 million in 2019, 2018 and 2017, respectively. The tax benefit realized from stock options exercised was approximately $24.9 million, $22.0 million and $23.0 million in 2019, 2018 and 2017, respectively.
The Company recorded total
non-cash
compensation expense of $4.0 million, $6.3 million and $6.8 million in 2019, 2018 and 2017, respectively, related to stock option awards. As of December 29, 2019, there was $8.4 million of total unrecognized compensation cost related to unvested stock options granted under the 2004 Equity Incentive Plan which generally will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.
Management estimated the fair value of each option grant made during 2019, 2018 and 2017 as of the date of the grant using the Black-Scholes option pricing method. Weighted average assumptions are presented in the following table. The risk-free interest rate is based on the estimated effective life and is estimated based on U.S. Treasury Bond rates as of the grant date. The expected life is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price.

	2019	2018	2017
Risk-free interest rate	1.9%	2.7%	2.0%
Expected life (years)	5.5	5.5	5.5
Expected volatility	25.0%	24.2%	25.8%
Expected dividend yield	0.9%	0.8%	0.9%
Weighted average fair value per stock option	$64.66	$67.65	$49.57
Option valuation models require the input of highly subjective assumptions. In management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options, as changes in subjective input assumptions can significantly affect the fair value estimate.
Other Equity-Based Compensation Arrangements
The Company granted 3,780 shares, 3,790 shares and 4,410 shares of restricted stock in 2019, 2018 and 2017, respectively, to members of its Board of Directors. These grants generally vest one year from the date of the grant and have a fair value equal to the market price of the Company’s stock on the grant date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. The Company recorded total non-cash
compensation expense of $1.0 million, $0.8 million and $0.8 million in 2019, 2018 and 2017, respectively, related to these restricted stock awards. As of December 29, 2019, there was less than $0.1 million of total unrecognized compensation cost related to these restricted stock grants.
In 2018, the Company granted 28,570 shares of restricted stock to two executives of the Company. These grants will vest four years from the date of the grant and have a fair value equal to the market price of the Company’s stock on the grant date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. The Company recorded total non-cash
compensation expense of $2.1 million in 2019 and $1.1 million in 2018 related to these restricted stock awards. As of December 29, 2019, there was $4.9 million of total unrecognized compensation cost related to these restricted stock grants.
The Company granted 63,790 shares, 59,070 shares and 67,840 shares of performance-based restricted stock in 2019, 2018 and 2017, respectively, to certain employees of the Company. These performance-based restricted stock awards are separated into four tranches and have time-based and performance-based vesting conditions with the last tranche vesting four years from the issuance date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. These awards are considered granted for accounting purposes when the performance target is established, which is generally in the fourth quarter of each year. The Company recorded total non-cash
compensation expense of $13.2 million, $14.6 million and $13.1 million in 2019, 2018 and 2017, respectively, related to these awards. As of December 29, 2019, there was an estimated $27.7 million of total unrecognized compensation cost related to performance-based restricted stock.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Restricted stock and performance-based restricted stock activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value (1)
Nonvested at January 1, 2017	276,220	$97.48
Shares granted	72,250	205.21
Shares cancelled	(16,109)	115.71
Shares vested	(137,757)	80.55

Nonvested at December 31, 2017	194,604	$147.94
Shares granted	91,430	271.33
Shares cancelled	(12,692)	178.06
Shares vested	(82,963)	128.57

Nonvested at December 30, 2018	190,379	$213.57
Shares granted	67,570	275.06
Shares cancelled	(17,923)	230.60
Shares vested	(68,956)	175.84

Nonvested at December 29, 2019	171,070	$251.29

(1)	The weighted average grant date fair value for performance-based restricted shares granted was calculated based on the market price on the grant dates. Certain tranches will ultimately be valued when the performance condition is established for each tranche, which generally occurs in the fourth quarter of each fiscal year.
(11)	Capital Structure
The Company’s Board of Directors approved a
$1.0
billion program to repurchase the Company’s common stock during the fourth quarter of 2019. The Company’s share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from the Company’s recapitalization transactions and borrowings under the Company’s variable funding notes.
During 2019, 2018 and 2017, the Company repurchased 2,493,560 shares, 2,387,430 shares and 5,576,249 shares for approximately $699.0 million, $591.2 million and $1.06 billion, respectively. At December 29, 2019, the Company had $406.1 million remaining under its $1.0 billion authorization. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in
capital. In instances where there is no additional
paid-in
capital, the difference is recognized in retained deficit. From December 30, 2019 through February 13, 2020, the Company repurchased and retired an additional 271,064 shares of common stock for a total of approximately $79.6 million.
On August 2, 2017, the Company entered into
the
$1.0 billion 2017 ASR Agreement with a counterparty. Pursuant to the terms of the 2017 ASR Agreement, on August 3, 2017, as part of its Board of Directors-approved share repurchase program, the Company used a portion of the proceeds from the 2017 Recapitalization to pay the counterparty $1.0 billion in cash to repurchase shares of the Company’s common stock. Final settlement of the 2017 ASR Agreement occurred on October 11, 2017. In connection with the 2017 ASR Agreement, the Company received and retired a total of 5,218,670 shares of its common stock.
As of December 29, 2019, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting
shares. The share components of outstanding common stock at December 29, 2019 and December 30, 2018 are as follows:

	2019	2018
Voting	38,930,646	40,974,200
Non-Voting	3,363	3,361

Total Common Stock	38,934,009	40,977,561

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(12)	Segment Information
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
The tables below summarize the financial information concerning the Company’s reportable segments for fiscal 2019, 2018 and 2017. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Supply Chain segment to the Company-owned stores in the U.S. Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements. Tabular amounts presented below are in thousands.

	U.S. Stores (1)	Supply Chain	International Franchise (2)	Intersegment Revenues	Other	Total
Revenues-
2019	$1,272,863	$2,231,838	$240,975	$(126,902)	—	$3,618,774
2018	1,264,823	2,087,408	224,747	(144,111)	—	3,432,867
2017	842,233	1,874,943	206,708	(135,905)	—	2,787,979
Segment Income-
2019	$361,673	$199,844	$187,318	N/A	$(36,701)	$712,134
2018	335,989	176,714	174,700	N/A	(43,462)	643,941
2017	306,406	163,077	161,263	N/A	(46,958)	583,788
Income from Operations-
2019	$349,740	$181,964	$187,097	N/A	$(89,394)	$629,407
2018	329,044	162,392	174,503	N/A	(94,250)	571,689
2017	298,852	151,622	161,066	N/A	(90,308)	521,232
Capital Expenditures-
2019	$11,793	$33,440	$131	N/A	$43,304	$88,668
2018	15,717	61,652	134	N/A	42,171	119,674
2017	20,579	34,123	28	N/A	35,527	90,257

(1)
The adoption of ASC 606 in 2018 resulted in the recognition of revenue related to U.S. franchise contributions to DNAF in 2019 and 2018. In prior years, under accounting standards in effect at that time, the Company had presented these contributions net with the related disbursements in its consolidated statement of income. Refer to Note 1 to the consolidated financial statements for additional information related to the adoption of this accounting standard.

(2)
In 2018, the Company began managing its franchised stores in Alaska and Hawaii as part of its U.S. Stores segment. Prior to 2018, royalty revenues from these franchised stores were included in the Company’s International Franchise segment in the table above. Consolidated results of the Company have not been impacted by this change and prior year amounts have not been reclassified to conform to the current year presentation due to immateriality.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table reconciles total Segment Income to income before provision for income taxes (in thousands):

	2019	2018	2017
Total Segment Income	$712,134	$643,941	$583,788
Depreciation and amortization	(59,930)	(53,665)	(44,369)
(Loss) gain on sale/disposal of assets	(2,023)	4,737	3,148
Non-cash compensation expense	(20,265)	(22,792)	(20,713)
Recapitalization-related expenses	(509)	(532)	(622)

Income from operations	629,407	571,689	521,232
Interest income	4,048	3,334	1,462
Interest expense	(150,818)	(146,345)	(122,541)

Income before provision for income taxes	$482,637	$428,678	$400,153

The following table summarizes the Company’s identifiable asset information as of December 29, 2019 and December 30,

2018 (in thousands):

	2019 (1)	2018
U.S. Stores	$251,844	$211,554
U.S. supply chain	408,919	283,351

Total U.S. assets	660,763	494,905
International franchise	23,396	21,094
International supply chain	35,745	24,049

Total international assets	59,141	45,143
Unallocated	662,188	367,337

Total assets	$1,382,092	$907,385

(1)
The adoption of ASC 842 resulted in the recognition of operating lease right-of-use
assets in 2019. Refer to Note 1 to the consolidated financial statements for additional information related to the adoption of this new accounting standard.

Unallocated assets primarily include cash and cash equivalents, restricted cash and cash equivalents, investments in marketable securities, certain long-lived assets including the operating lease right-of-use
asset for the Company’s corporate headquarters and deferred income taxes.
The following table summarizes the Company’s goodwill balance as of December 29, 2019 and December 30, 2018 (in thousands):

	2019	2018
U.S. Stores	$14,026	$13,852
Supply Chain	1,067	1,067

Consolidated goodwill	$15,093	$14,919

(13)	Company-owned Store Transactions

During 2019, the Company sold 62 U.S. Company-owned stores to certain of its existing U.S. franchisees for proceeds of $12.3 million (including 59 U.S. Company-owned stores sold in the second quarter of 2019 as previously disclosed). In connection with the sale of the stores, the Company recorded a $0.3 million pre-tax
loss on the sale of the related assets and liabilities, which was
net
 of a
$1.5 million reduction in goodwill. The net loss on these store sales w as
recorded in general and administrative expense in the Company’s consolidated statements of income. During 2019, the Company also purchased three U.S. franchised stores from a U.S. franchisee for $3.4 million, which included $1.7 million of goodwill, $1.3 million of intangibles and $0.4 million of leasehold improvements and other assets.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During 2018, the Company sold
12 U.S. Company-owned stores to a former executive of the Company for proceeds of $7.9 million. The former executive terminated his employment with the Company prior to the closing date of the sale and became a franchisee. In connection with the sale of the stores, the Company recorded a $5.9 million pre-tax
 gain on the sale of the related assets, which was net of a $0.4 million reduction in goodwill. During 2018, the Company also sold two U.S. Company-owned stores to a franchisee for proceeds of $0.3 million. In connection with the sale of the stores, the Company recorded a pre-tax
gain of less than $0.1 million on the sale of the related assets, which was net of a $0.1 million reduction in goodwill. The gains on these sales were recorded in general and administrative expense in the Company’s consolidated statements of income.
During 2017, the Company sold a total of 17 U.S. Company-owned stores to certain of its existing U.S. franchisees for proceeds of $6.8 million. In connection with the sale of the stores, the Company recorded a $4.0 million pre-tax
gain on the sale of the related assets, which was net of a $0.6 million reduction in goodwill. The gain was recorded in general and administrative expense in the Company’s consolidated statements of income.
(14)	Periodic Financial Data (Unaudited; in Thousands, except Per Share Amounts)

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consist of 12 weeks while the last fiscal quarter consists of 16 weeks or 17 weeks. The fourth quarters of 2019 and 2018 were comprised of 16 weeks.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 24, 2019	June 16, 2019	September 8, 2019	December 29, 2019	December 29, 2019
Total revenues	$835,963	$811,647	$820,812	$1,150,352	$3,618,774
Operating margin	322,289	316,671	316,251	447,288	1,402,499
Income before provision for income taxes	109,143	105,979	110,245	157,270	482,637
Net income	92,650	92,359	86,373	129,327	400,709
Earnings per common share – basic (1)	$2.27	$2.25	$2.11	$3.20	$9.83
Earnings per common share – diluted (1)	$2.20	$2.19	$2.05	$3.12	$9.56
Common stock dividends declared per share	$0.65	$0.65	$0.65	$0.65	$2.60

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 25, 2018	June 17, 2018	September 9, 2018	December 30, 2018	December 30, 2018
Total revenues	$785,371	$779,396	$785,965	$1,082,135	$3,432,867
Operating margin	299,865	293,580	295,279	413,955	1,302,679
Income before provision for income taxes	103,670	91,197	99,248	134,563	428,678
Net income	88,827	77,408	84,095	111,642	361,972
Earnings per common share – basic (1)	$2.07	$1.84	$2.02	$2.71	$8.65
Earnings per common share – diluted (1)	$2.00	$1.78	$1.95	$2.62	$8.35
Common stock dividends declared per share	$0.55	$0.55	$0.55	$0.55	$2.20

(1)	Earnings per share figures may not sum to the total due to the rounding of each individual calculation.

(15)	Subsequent Events

On February 19, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.78 per common share payable on March 30, 2020 to shareholders of record at the close of business on March 13, 2020.
7
3

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
promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 29, 2019 based on the framework in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 29, 2019. The effectiveness of the Company’s internal control over financial reporting as of December 29, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B.	Other Information.

None.

Part III
Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	67	Chairman of the Board of Directors
Richard E. Allison, Jr.	53	Chief Executive Officer
Jeffrey D. Lawrence	46	Executive Vice President, Chief Financial Officer
Russell J. Weiner	51	Chief Operating Officer and President of the Americas
Thomas B. Curtis	56	Executive Vice President, Corporate Operations
Scott R. Hinshaw	57	Executive Vice President, Franchise Operations and Development
Joseph H. Jordan	46	Executive Vice President, International
Stuart A. Levy	48	Executive Vice President, Supply Chain Services
Timothy P. McIntyre	57	Executive Vice President, Communication, Investor Relations and Legislative Affairs
Kevin S. Morris	59	Executive Vice President, General Counsel
Lisa V. Price	47	Executive Vice President, Chief Human Resources Officer
J. Kevin Vasconi	59	Executive Vice President, Chief Information Officer
C. Andrew Ballard	47	Director
Andrew B. Balson	53	Director
Corie S. Barry	44	Director
Diana F. Cantor	62	Director
Richard L. Federico	65	Director
James A. Goldman	61	Director
Patricia E. Lopez	58	Director

David A. Brandon
most recently served as Chairman and Chief Executive Officer of Toys “R” Us, Inc., formerly the world’s largest specialty retailer of toy and baby products, a position he held from July 2015 to December 2018. Previously, Mr. Brandon was the Director of Athletics at the University of Michigan from March 2010 to October 2014. Mr. Brandon has served as Chairman of Domino’s Board of Directors since March 1999 and also served as Chief Executive Officer from March 1999 to March 2010. Mr. Brandon was retained by the Company as a Special Advisor from March 2010 to January 2011. Prior to joining Domino’s, Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the Board of Directors of Valassis, Inc. from 1997 to 1998. In addition to serving on the Board of Directors of Domino’s, Mr. Brandon also serves on the Boards of Directors of DTE Energy Co. and Herman Miller, Inc. He previously served on the Boards of Directors of Toys “R” Us, Inc., Burger King Corporation, Kaydon Corporation, Northwest Airlines and the TJX Companies, Inc.
Richard E. Allison, Jr.
has served as Chief Executive Officer of Domino’s since July 2018. Mr. Allison oversees all company operations, strategy and vision in his role as Chief Executive Officer. He previously served as President, Domino’s International from October 2014 to July 2018, after joining the Company in March 2011 as Executive Vice President of International. Prior to joining Domino’s, Mr. Allison worked at Bain & Company, Inc. for more than 13 years, serving as a Partner from 2004 to December 2010, and as co-leader
of Bain’s restaurant practice, working with some of the world’s most well-known restaurant brands. Mr. Allison has served on Domino’s Board of Directors since July 2018, when he was elected in conjunction with his appointment as Chief Executive Officer. Mr. Allison also serves on the Board of Directors of Starbucks Corporation.
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

Thomas B. Curtis
has served as Domino’s Executive Vice President, Corporate Operations (which represents our Company-owned store division) since July 2018. Prior to his appointment, Mr. Curtis served as Vice President of Franchise Relations and Operations Innovation from March 2017 to July 2018, after serving as Vice President of Operations Support from August 2016 to March 2017 and as West Region Vice President from November 2012 to August 2016. Mr. Curtis joined Domino’s in 2006, after being a Domino’s franchisee since 1987. Effective March 1, 2020, Mr. Curtis will serve as Domino’s Executive Vice President, U.S. Operations and Support.
Scott R. Hinshaw
has served as Domino’s Executive Vice President, Franchise Operations and Development since January 2008. Mr. Hinshaw served as Executive Vice President, Team USA from September 2007 to January 2008. Mr. Hinshaw also served as a Vice President within Team USA from 1994 through September 2007. Mr. Hinshaw joined Domino’s in 1986. In January 2020, Mr. Hinshaw announced that he will retire from his position as Executive Vice President, Franchise Operations and Development effective February 28, 2020.
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
Stuart A. Levy
has served as Domino’s Executive Vice President, Supply Chain Services since January 2019. Prior to joining Domino’s, Mr. Levy served as Executive Vice President, Chief Transformation Officer for Republic Services, Inc. since 2015. Prior to joining Republic Services, Mr. Levy was employed by Bain & Company since 2001, serving most recently as a Partner since 2008.
Timothy P. McIntyre
has served as Domino’s Executive Vice President, Communication, Investor Relations and Legislative Affairs since May 2016. Mr. McIntyre served as Vice President of Communication from August 1997 to May 2016. Mr. McIntyre serves as Chair of the Domino’s Pizza Partners Foundation and as Chair of the American Pizza Community. In 2019, Mr. McIntyre was named to the Executive Board of the DETermined to Assist Foundation. Mr. McIntyre served on the Board of Food Gatherers from 2015 to December 2017. Mr. McIntyre joined Domino’s in 1985.
Kevin S. Morris
has served as Domino’s Executive Vice President, General Counsel since January 2017 and also as Corporate Secretary since October 2018. Prior to joining Domino’s, Mr. Morris served at New York-based Equinox Holdings, Inc. and its various operating subsidiaries and affiliates from December 2012 to January 2017, most recently as Senior Vice President, General Counsel and Corporate Secretary. Mr. Morris operated his own private legal practice from July 2009 to November 2012. Prior to 2009, Mr. Morris served as Vice President and Associate General Counsel at Global Hyatt Corporation (the predecessor in interest to Hyatt Hotels Corporation) from 1999 to 2008. Prior to 1999, Mr. Morris served as a Senior International Attorney and Staff Director at McDonald’s Corporation after beginning his career as an attorney at Rudnick & Wolfe LLP.
Lisa V. Price
has served as Domino’s Executive Vice President, Chief Human Resources Officer since September 2019. Prior to joining Domino’s, Ms. Price served as Senior Vice President of Human Resources at Nordstrom from December 2015 to August 2019. Prior to her time at Nordstrom, she spent over 15 years at Starbucks Corporation in a variety of human resources roles, most recently as Vice President of Partner Resources.
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
of Wiser Solutions, Inc., a technology and data company, a position he has held since December 2012. Mr. Ballard is also Founder of Figtree Partners, an investment firm focused on software and technology, and has served as its Managing Partner since November 2012. He was previously a Senior Advisor at the private equity firm Hellman & Friedman LLC from 2012 to 2019, where he also served as Managing Director from 2006 to 2012 and as a Director from 2004 to 2006. Prior to joining Hellman & Friedman in 2003, Mr. Ballard worked at Bain Capital, LLC in San Francisco and Boston, as well as Bain & Company, Inc. from 1994 to 2002. Mr. Ballard has served on Domino’s Board of Directors since July 2015 and is a member of the Compensation Committee of the Board of Directors. Mr. Ballard is currently Chairman of Datacor, Inc. and Vice Chairman of Zignal Labs, and has held previous board roles at Activant Solutions Inc., Catalina Marketing Corporation, DoubleClick Inc., Getty Images, Inc., Internet Brands, Inc. and Vertafore, Inc. Mr. Ballard was the Chair of the Board of Trustees and Chair of the Investment Committee of the San Francisco Foundation.

Andrew B. Balson
is currently the Managing Partner of Cove Hill Partners, L.P., a firm formed to make private equity investments. Previously, Mr. Balson was the Chief Executive Officer of Match Beyond, an innovative college completion program that helps low-income
young adults attain college degrees and prepare for the workforce, a position he held from January 2015 to June 2016. Prior to becoming the Chief Executive Officer of Match Beyond, Mr. Balson was a Managing Director at Bain Capital, LLC, a global investment company, from 2001 to 2013. Mr. Balson became a Principal of Bain Capital in January 1998. Mr. Balson has served on Domino’s Board of Directors since March 1999 and serves as the Chairperson of the Compensation Committee of the Board of Directors. Mr. Balson previously served on the Boards of Directors of Bloomin’ Brands, Inc., FleetCor Technologies, Inc., Dunkin’ Brands, Inc., Skylark Co., Ltd., BELLSYSTEM24, Inc., Burger King Corporation and Bright Horizons Family Solutions, Inc., as well as numerous private companies.
Corie S. Barry
currently serves as Chief Executive Officer and as a member of the Board of Directors of Best Buy Co., Inc., a specialty retailer of consumer electronics, personal computers, entertainment software and appliances, roles held since June 2019. Prior to becoming CEO, Ms. Barry served as Best Buy’s Senior Executive Vice President and Chief Financial and Strategic Transformation Officer from June 2016 to June 2019, Chief Strategic Growth Officer from October 2015 to June 2016, Interim President of Geek Squad Services from March 2015 to May 2016, Senior Vice President of Domestic Finance from May 2013 to October 2015 and in a variety of financial and operational roles, both in the field and at the corporate campus, since joining Best Buy in 1999. Prior to Best Buy, Ms. Barry worked at Deloitte Touche Tohmatsu Limited from 1997 to 1999. Ms. Barry has served on Domino’s Board of Directors since July 2018 and became a member of the Audit Committee of the Board of Directors in February 2019.
Diana F. Cantor
is currently a Partner at Alternative Investment Management, LLC, a position she has held since January 2010, and she is the Vice Chairman of the Virginia Retirement System, where she also serves on the Audit and Compliance Committee. Ms. Cantor was a Managing Director with New York Private Bank and Trust from January 2008 to the end of 2009. Ms. Cantor served as founding Executive Director of the Virginia College Savings Plan, the state’s 529 college savings program, from 1996 to January 2008. Ms. Cantor served as Vice President of Richmond Resources, Ltd. from 1990 to 1996, and as Vice President of Goldman, Sachs & Co. from 1985 to 1990. Ms. Cantor has served on Domino’s Board of Directors since October 2005 and serves as the Chairperson of the Audit Committee of the Board of Directors. Ms. Cantor serves on the Boards of Directors of Universal Corporation and VICI Properties Inc., and she previously served on the Boards of Directors of Media General, Inc., Revlon, Inc., The Edelman Financial Group Inc., Vistage International, Inc., Knowledge Universe Education LLC, Edelman Financial Services, LLC and Service King Body and Paint LLC.
Richard L. Federico
served as
Non-Executive
Chairman of P.F. Chang’s China Bistro, Inc. based in Scottsdale, AZ, from February 2016 until its acquisition in March 2019. Mr. Federico previously served as Executive Chairman of P.F. Chang’s from March 2015 to February 2016 and as Chief Executive Officer or
Co-Chief
Executive Officer from September 1997 to March 2015. Mr. Federico joined P.F. Chang’s as President in 1996, when he also began his service on its Board of Directors. Mr. Federico started his career in the restaurant industry as a Manager at Steak & Ale, and later at Orville Beans and Bennigan’s restaurants. He went on to develop Grady’s Goodtimes, serving as
Co-Founder/Partner
and Vice President of Operations until Brinker International, Inc. acquired Grady’s in 1989. Upon joining Brinker International, Mr. Federico served as Senior Vice President and concept head for Macaroni Grill before being promoted to President of the Italian Concept division. As President, he directed operations and development for Macaroni Grill and Spageddies. Mr. Federico has served on Domino’s Board of Directors since February 2011 and is a member of the Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors. Mr. Federico currently serves on the Boards of Directors of Prime Steak Concepts, True Food Kitchen and Boqueria, all privately-held restaurant concepts, and RPT Realty, a publicly-traded REIT, and previously served as Chairman of the Board of Directors of P.F. Chang’s and Jamba, Inc. He is a Founding Director of Chances for Children.
James A. Goldman
served as President and Chief Executive Officer and as a member of the Board of Directors of Godiva Chocolatier, Inc. from 2004 to 2014. Mr. Goldman was President of the Food and Beverage Division at Campbell Soup Company from 2001 to 2004. Mr. Goldman served in various executive positions at Nabisco, Inc. from 1992 to 2000. Prior to his work at Nabisco, Mr. Goldman was a senior consulting associate at McKinsey & Company, Inc. Mr. Goldman has served on Domino’s Board of Directors since March 2010, serves as Chairperson of the Nominating and Corporate Governance Committee and also serves on the Audit Committee of the Board of Directors. Mr. Goldman is currently a Senior Advisor at Eurazeo SE, a private equity firm listed on the Paris Stock Exchange and serves on the Board of Directors of one of Eurazeo’s portfolio companies, Q Mixers, a leading premium carbonated mixer brand. Mr. Goldman is also currently on the Board of Trustees and the Executive Committee of Save the Children in Fairfield, CT, the Executive Board of the International Tennis Hall of Fame in Newport, RI and the Advisory Board of FEED Projects in New York, NY. Mr. Goldman served on the Board of Directors of The Children’s Place, Inc. and served on its Compensation Committee. He also previously served on the Board of Trustees at the YMCA Camps Becket and Chimney Corners in Becket, MA.

Patricia E. Lopez
currently serves as Chief Executive Officer and as a member of the Board of Directors of High Ridge Brands Co., roles held since July 2017. Prior to her current role, Ms. Lopez served as a Senior Vice President at Estée Lauder Companies Inc. from January 2015 to July 2016, a Senior Vice President at Avon Products, Inc. from December 2012 to November 2014 and previously held various positions at The Procter & Gamble Co. for 25 years, most recently serving as a Vice President and General Manager overseeing its Eastern Europe business. Ms. Lopez has served on Domino’s Board of Directors since July 2018 and became a member of the Nominating and Corporate Governance Committee in February 2019.
The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 29, 2019.
Item 11.	Executive Compensation.
Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 29, 2019. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form
10-K.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 29, 2019.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 29, 2019.
Item 14.	Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 29, 2019.

Part IV
Item 15.	Exhibits, Financial Statement Schedules.

(a)1.	Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 29, 2019 and December 30, 2018
Consolidated Statements of Income for the Years Ended December 29, 2019, December 30, 2018 and December 31, 2017
Consolidated Statements of Comprehensive Income for the Years Ended December 29, 2019, December 30, 2018 and December 31, 2017
Consolidated Statements of Stockholders’ Deficit for the Years Ended December 29, 2019, December 30, 2018 and December 31, 2017
Consolidated Statements of Cash Flows for the Years Ended December 29, 2019, December 30, 2018 and December 31, 2017
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

3.2	Certificate of Amendment to the Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 14, 2015).

3.3	Second Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K for the year ended January 3, 2016).

4.1	Description of Securities of the Registrant.

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

10.11
Thirteenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 14, 2019 (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 16, 2019 (the “June 2019 10-Q”)).

10.12	Fourteenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 31, 2019 (Incorporated by reference to Exhibit 10.1 to the June 2019 10-Q).

10.13*
Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended January 1, 2006).

10.14*
First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended December 31, 2006).

10.15*	Second Amendment to the Domino’s Pizza Deferred Compensation Plan effective February 8, 2013 (Incorporated by reference to Exhibit 10.5 to the 2012 10-K).

10.16*
Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 22, 2009 (the “March 2009 10-Q”)).

10.17*	Form of Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the 2012 10-K).

10.18*	Form of 2013 Special Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to the 2012 10-K).

10.19*	Form of Director Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2009 10-Q).

10.20*	Form of Amendment to Existing Director Stock Option Grants (Incorporated by reference to Exhibit 10.5 to the March 2009 10-Q).

10.21*	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.12 to the 2012 10-K).

10.22*	Form of 2013 Special Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13 to the 2012 10-K).

10.23*	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the 2012 10-K).

10.24*	Form of 2013 Special Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.15 to the 2012 10-K).

10.25*
Form of Domino’s Pizza, Inc. 2004 Equity Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the year ended January 3, 2010).

10.26*
Amended and Restated Domino’s Pizza Senior Executive Annual Incentive Plan. (Incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended January 2, 2011).

10.27*
Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan (Incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 29, 2013).

10.28*
First Amendment to the Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan Dated as of January 1, 2019 (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 24, 2019).

10.29*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.30*	Form of 2018 Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on January 11, 2018 (the “January 2018 8-K”)).

10.31*
Employment Agreement dated as of August 28, 2015 between Domino’s Pizza LLC and Jeffrey Lawrence (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 6, 2015).

10.32*
Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 1.01 to the registrant’s current report on Form 8-K filed on September 4, 2008).

10.33*
Amendment to the Employment agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on December 24, 2008).

10.34*
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

10.36*
Employment Agreement dated as of March 14, 2011 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 27, 2011).

10.37*	Employment Agreement dated as of January 8, 2018 between Domino’s Pizza, Inc., Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 to the January 2018 8-K).

10.38*	Time Sharing Agreement dated as of January 8, 2018 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.3 to the January 2018 8-K).

10.39*
Addendum to Amended and Restated Employment Agreement dated as of June 22, 2018 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 17, 2018).

10.40*
Addendum to Amended and Restated Employment Agreement dated as of December 29, 2018 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.39 to the registrant’s annual report on Form 10-K for the year ended December 30, 2018 (the “2018 10-K”)).

10.41*	Employment Agreement dated as of February 11, 2012 between Domino’s Pizza LLC and J. Kevin Vasconi (Incorporated by reference to Exhibit 10.39 to the 2018 10-K).

10.42*	Employment Agreement dated as of April 9, 2018 between Domino’s Pizza LLC and Joseph H. Jordan (Incorporated by reference to Exhibit 10.39 to the 2018 10-K).

10.43	Form of Indemnification Agreement between the Company and its officers and directors (Incorporated by reference to Exhibit 10.33 to the S-1).

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

10.49
Fifth Supplement dated as of November 21, 2018 to the Amended and Restated Base Indenture dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.

10.50
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

10.51
Series 2017-1 Supplement dated as of July 24, 2017 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee, Series 2017-1 Securities Intermediary and Calculation Agent (Incorporated by reference to Exhibit 4.2 to the July 2017 8-K).

10.52
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

10.53
Supplemental Indenture, dated November 19, 2019, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer of Series 2019-1 3.668% Fixed Rate Senior Secured Notes, Class A-2, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on November 19, 2019 (the “November 2019 8-K”)).

10.54
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

10.55
Purchase Agreement dated as of June 12, 2017 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, Domino’s Pizza, Inc. and Domino’s Inc., as parent companies, and Guggenheim Securities, LLC and Barclays Capital Inc., as initial purchasers (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on June 14, 2017).

10.56
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

10.57
Purchase Agreement, dated November 6, 2019, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, the Company and Domino’s Inc., as parent companies, and Guggenheim Securities, LLC and Barclays Capital Inc., as initial purchasers (Incorporated by reference to Exhibit 99.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on November 7, 2019).

10.58
Class A-1 Note Purchase Agreement, dated November 19, 2019, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Rabobank U.A., New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (Incorporated by reference to Exhibit 10.1 to the November 2019 8-K).

10.59
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

10.60
Amended and Restated Management Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the March 2012 8-K).

10.61
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

10.62
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

10.63	Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the October 2015 8-K).

10.64
Amendment No. 1 dated as of October 21, 2015 to the Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.5 to the October 2015 8-K).

10.65
Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated August 2, 2017 (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on August 2, 2017).

10.66
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

10.67
Agreement dated as of January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2009).

10.68	Board of Directors’ Compensation.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

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

Not applicable
.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Domino’s Pizza, Inc.
PARENT COMPANY CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 29, 2019	December 30, 2018
ASSETS
ASSETS:
Cash	$6	$6

Total assets	$6	$6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Equity in net deficit of subsidiaries	$3,415,759	$3,039,921
Due to subsidiary	6	6

Total liabilities	3,415,765	3,039,927

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 38,934,009 in 2019 and 40,977,561 in 2018 issued and outstanding	389	410
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	243	569
Retained deficit	(3,412,649)	(3,036,471)
Accumulated other comprehensive loss	(3,742)	(4,429)

Total stockholders’ deficit	(3,415,759)	(3,039,921)
Total liabilities and stockholders’ deficit	$6	$6

See accompanying notes to the Schedule I.
8
5

Domino’s Pizza, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	For the Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
REVENUES	$—	$—	$—

Total revenues	—	—	—

OPERATING EXPENSES	—	—	—

Total operating expenses	—	—	—

INCOME FROM OPERATIONS	—	—	—
Equity earnings in subsidiaries	400,709	361,972	277,905

INCOME BEFORE PROVISION FOR INCOME TAXES	400,709	361,972	277,905
PROVISION FOR INCOME TAXES	—	—	—

NET INCOME	$400,709	$361,972	$277,905

COMPREHENSIVE INCOME	$401,396	$359,924	$278,985

EARNINGS PER SHARE:
Common Stock – basic	$9.83	$8.65	$6.05
Common Stock – diluted	$9.56	$8.35	$5.83
See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$421,661	$382,716	$299,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends from subsidiaries	375,948	297,792	852,325

Net cash provided by investing activities	375,948	297,792	852,325

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock dividends	(105,715)	(92,166)	(84,298)
Purchase of common stock	(699,007)	(591,212)	(1,064,253)
Other	7,113	2,870	(3,350)

Net cash used in financing activities	(797,609)	(680,508)	(1,151,901)

CHANGE IN CASH	—	—	—
CASH, AT BEGINNING OF PERIOD	6	6	6

CASH, AT END OF PERIOD	$6	$6	$6

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
(1)	Introduction and Basis of Presentation
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
(2)	Supplemental Disclosures of Cash Flow Information
During 2019, 2018 and 2017, the Parent Company received dividends from its subsidiaries primarily consisting of amounts received to repurchase common stock in connection with the Company’s 2019, 2018 and 2017 recapitalization transactions. See Note 4 to the Company’s consolidated financial statements as filed in this Form
10-K
for a description of the recapitalization transactions that occurred in 2019, 2018 and 2017.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Domino’s Pizza, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Deductions from Reserves *	Balance End of Year
Allowance for doubtful accounts receivable:
2019	$1,879	$1,195	$(218)	$2,856
2018	1,424	903	(448)	1,879
2017	2,342	(88)	(830)	1,424

*	Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence Chief Financial Officer

February 20, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ Richard E. Allison, Jr.
Richard E. Allison, Jr. February 20, 2020	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence February 20, 2020	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David A. Brandon
David A. Brandon February 20, 2020	Chairman of the Board of Directors

/s/ C. Andrew Ballard
C. Andrew Ballard February 20, 2020	Director

/s/ Andrew B. Balson
Andrew B. Balson February 20, 2020	Director

/s/ Corie S. Barry
Corie S. Barry February 20, 2020	Director

/s/ Diana F. Cantor
Diana F. Cantor February 20, 2020	Director

/s/ Richard L. Federico
Richard L. Federico February 20, 2020	Director

/s/ James A. Goldman
James A. Goldman February 20, 2020	Director

/s/ Patricia E. Lopez
Patricia E. Lopez February 20, 2020	Director