Form 10-Q
period 2020-03-22
DOMINOS PIZZA INC
filed 2020-04-23
CIK 1286681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 22, 2020
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
of the Exchange Act).    Yes
☐
    No  ☒
As of April 16, 2020, Domino’s Pizza, Inc. had 39,117,878 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 22, 2020	December 29, 2019 (1)
Assets
Current assets:
Cash and cash equivalents	$200,801	$190,615
Restricted cash and cash equivalents	189,370	209,269
Accounts receivable, net	219,199	210,260
Inventories	49,010	52,955
Prepaid expenses and other	26,025	19,129
Advertising fund assets, restricted	109,969	105,389

Total current assets	794,374	787,617

Property, plant and equipment:
Land and buildings	44,732	44,845
Leasehold and other improvements	165,843	164,071
Equipment	249,467	243,708
Construction in progress	39,806	42,705

	499,848	495,329
Accumulated depreciation and amortization	(259,131)	(252,448)

Property, plant and equipment, net	240,717	242,881

Other assets:
Operating lease right-of-use assets	228,940	228,785
Goodwill	15,061	15,093
Capitalized software, net	74,203	73,140
Other assets	27,539	24,503
Deferred income taxes	9,042	10,073

Total other assets	354,785	351,594

Total assets	$1,389,876	$1,382,092

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$43,390	$43,394
Accounts payable	94,502	111,101
Operating lease liabilities	36,914	33,318
Insurance reserves	23,453	23,735
Dividends payable	30,985	471
Advertising fund liabilities	106,832	101,921
Other accrued liabilities	116,093	139,891

Total current liabilities	452,169	453,831

Long-term liabilities:
Long-term debt, less current portion	4,061,198	4,071,055
Operating lease liabilities	199,304	202,731
Insurance reserves	35,362	34,675
Other accrued liabilities	34,033	35,559

Total long-term liabilities	4,329,897	4,344,020

Stockholders’ deficit:
Common stock	390	389
Additional paid-in capital	12,474	243
Retained deficit	(3,398,986)	(3,412,649)
Accumulated other comprehensive loss	(6,068)	(3,742)

Total stockholders’ deficit	(3,392,190)	(3,415,759)

Total liabilities and stockholders’ deficit	$1,389,876	$1,382,092

(1)	The balance sheet at December 29, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Fiscal Quarter Ended
	March 22,	March 24,
(In thousands, except per share data)	2020	2019
Revenues:
U.S. Company-owned stores	$102,326	$123,450
U.S. franchise royalties and fees	104,746	96,708
Supply chain	512,700	472,100
International franchise royalties and fees	57,496	54,584
U.S. franchise advertising	95,834	89,121

Total revenues	873,102	835,963

Cost of sales:
U.S. Company-owned stores	79,388	95,540
Supply chain	453,557	418,134

Total cost of sales	532,945	513,674

Operating margin	340,157	322,289

General and administrative	88,489	89,664
U.S. franchise advertising	95,834	89,121

Income from operations	155,834	143,504
Interest income	932	693
Interest expense	(39,470)	(35,054)

Income before (benefit) provision for income taxes	117,296	109,143
(Benefit) provision for income taxes	(4,306)	16,493

Net income	$121,602	$92,650

Earnings per share:
Common stock - basic	$3.14	$2.27
Common stock - diluted	3.07	2.20
The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Fiscal Quarter Ended
	March 22,	March 24,
(In thousands)	2020	2019
Net income	$121,602	$92,650
Currency translation adjustment	(2,326)	237

Comprehensive income	$119,276	$92,887

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Fiscal Quarter Ended
	March 22,	March 24,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$121,602	$92,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,032	13,790
Loss on sale/disposal of assets	306	149
Amortization of debt issuance costs	1,291	1,101
Provision for deferred income taxes	702	1,467
Non-cash compensation expense	4,914	4,608
Excess tax benefits from equity-based compensation	(30,449)	(8,663)
Provision for losses on accounts and notes receivable	1,589	94
Changes in operating assets and liabilities	(23,119)	1,974
Changes in advertising fund assets and liabilities, restricted	4,490	(10,172)

Net cash provided by operating activities	95,358	96,998

Cash flows from investing activities:
Capital expenditures	(17,467)	(12,222)
Other	(426)	262

Net cash used in investing activities	(17,893)	(11,960)

Cash flows from financing activities:
Repayments of long-term debt and finance lease obligations	(10,849)	(48,968)
Proceeds from exercise of stock options	10,105	4,537
Purchases of common stock	(79,590)	(8,144)
Tax payments for restricted stock upon vesting	(1,796)	(2,467)
Payments of common stock dividends and equivalents	(80)	(90)
Other	152	—

Net cash used in financing activities	(82,058)	(55,132)

Effect of exchange rate changes on cash	(961)	124

Change in cash and cash equivalents, restricted cash and cash equivalents	(5,554)	30,030

Cash and cash equivalents, beginning of period	190,615	25,438
Restricted cash and cash equivalents, beginning of period	209,269	166,993
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	84,040	44,988

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	483,924	237,419

Cash and cash equivalents, end of period	200,801	83,114
Restricted cash and cash equivalents, end of period	189,370	150,055
Cash and cash equivalents included in advertising fund assets, restricted, end of period	88,199	34,280

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$478,370	$267,449

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)
March 22, 2020
1. Basis of Presentation and Updates to Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form
10-Q
and Rule
10-01
of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended December 29, 2019 included in the Company’s 2019 Annual Report on Form
10-K,
filed with the Securities and Exchange Commission on February 20, 2020 (the “2019 Form
10-K”).
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended March 22, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 202
1
.
Updates to Significant Accounting Policies
The Company adopted Accounting Standards Codification 326,
Financial Instruments – Credit Losses
(“ASC 326”) in the first quarter of 2020. As a result, the Company updated its significant accounting policies for the measurement of credit losses below. Refer to Note
9
for
information related
to

the impact of the adoption of ASC 326 on the Company’s condensed consolidated financial statements.
Allowances for Credit Losses
The Company closely monitors accounts and notes receivable balances and estimates the allowance for credit losses. These estimates are based on historical collection experience and other factors, including those related to current market conditions and events. The Company’s allowance
s
for accounts and notes receivable have not historically been material.
The Company also monitors its
off-balance
sheet exposures under its letters of credit, surety bonds and lease guarantees. None of these arrangements has or is likely to have a material effect on the Company’s results of operations, financial condition, revenues, expenses or liquidity.
2. Segment Information
The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which the Company refers to as Segment Income, for each of its reportable segments.

	Fiscal Quarters Ended March 22, 2020 and March 24, 2019
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2020	$302,906	$541,639	$57,496	$(28,939)	$—	$873,102
2019	309,279	505,681	54,584	(33,581)	—	835,963
Income from operations
2020	$85,410	$47,375	$43,460	N/A	$(20,411)	$155,834
2019	80,615	42,021	42,754	N/A	(21,886)	143,504
Segment Income
2020	$88,277	$51,437	$43,504	N/A	$(8,132)	$175,086
2019	83,598	46,047	42,800	N/A	(10,394)	162,051

The following table reconciles Total Segment Income to consolidated income before (benefit) provision for income taxes.

	Fiscal Quarter Ended
	March 22,	March 24,
	2020	2019
Total Segment Income	$175,086	$162,051
Depreciation and amortization	(14,032)	(13,790)
Loss on sale/disposal of assets	(306)	(149)
Non-cash compensation expense	(4,914)	(4,608)

Income from operations	155,834	143,504
Interest income	932	693
Interest expense	(39,470)	(35,054)

Income before (benefit) provision for income taxes	$117,296	$109,143

3. Earnings Per Share

	Fiscal Quarter Ended
	March 22,	March 24,
	2020	2019
Net income available to common stockholders - basic and diluted	$121,602	$92,650

Basic weighted average number of shares	38,665,924	40,865,532
Earnings per share – basic	$3.14	$2.27
Diluted weighted average number of shares	39,633,404	42,202,429
Earnings per share – diluted	$3.07	$2.20
The denominator used in calculating diluted earnings per share for the first quarter of 2020 does not include 128,280 options to purchase common stock as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for the first quarter of 2020 does not include 84,765 restricted performance shares, as the performance targets for these awards had not yet been met.
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
4. Stockholders’ Deficit
The following table summarizes changes in stockholders’ deficit for the first quarter of 2020.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 29, 2019	38,934,009	$389	$243	$(3,412,649)	$(3,742)
Net income	—	—	—	121,602	—
Dividends declared on common stock and equivalents ($0.78 per share)	—	—	—	(30,442)	—
Issuance and cancellation of stock awards, net	1,645	—	—	—	—
Tax payments for restricted stock upon vesting	(5,929)	—	(1,796)	—	—
Purchases of common stock	(271,064)	(3)	(988)	(78,599)	—
Exercise of stock options	380,938	4	10,101	—	—
Non-cash compensation expense	—	—	4,914	—	—
Adoption of ASC 326 (Note 9 )	—	—	—	1,102	—
Currency translation adjustment	—	—	—	—	(2,326)

Balance at March 22, 2020	39,039,599	$390	$12,474	$(3,398,986)	$(6,068)

Subsequent to the first quarter, on April 21, 2020, the Company’s Board of Directors declared a $0.78 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2020 to be paid on June 30, 2020.

The following table summarizes changes in stockholders’ deficit for the first quarter of 2019.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 30, 2018	40,977,561	$410	$569	$(3,036,471)	$(4,429)
Net income	—	—	—	92,650	—
Dividends declared on common stock and equivalents ($0.65 per share)	—	—	—	(26,665)	—
Issuance and cancellation of stock awards, net	8,240	—	—	—	—
Tax payments for restricted stock upon vesting	(9,064)	—	(2,467)	—	—
Purchases of common stock	(33,549)	—	(1,782)	(6,362)	—
Exercise of stock options	140,702	1	4,536	—	—
Non-cash compensation expense	—	—	4,608	—	—
Currency translation adjustment	—	—	—	—	237

Balance at March 24, 2019	41,083,890	$411	$5,464	$(2,976,848)	$(4,192)

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
The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The following tables summarize the carrying amounts and fair values of certain assets at March 22, 2020 and December 29, 2019:

	At March 22, 2020
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$173,317	$173,317	$—	$—
Restricted cash equivalents	106,225	106,225	—	—
Investments in marketable securities	10,989	10,989	—	—
Advertising fund cash equivalents, restricted	78,134	78,134	—	—

	At December 29, 2019
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$180,459	$180,459	$—	$—
Restricted cash equivalents	126,963	126,963	—	—
Investments in marketable securities	11,982	11,982	—	—
Advertising fund cash equivalents, restricted	67,851	67,851	—	—

Management estimated the approximate fair values of the 2015 fixed rate notes, the 2017 fixed and floating rate notes, the 2018 fixed rate notes and the 2019 fixed rate notes as follows:

	March 22, 2020		December 29, 2019
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Fixed Rate Notes	$772,000	$711,784	$774,000	$804,960
2017 Five-Year Fixed Rate Notes	586,500	549,551	588,000	588,588
2017 Ten-Year Fixed Rate Notes	977,500	825,010	980,000	1,017,240
2017 Five-Year Floating Rate Notes	293,250	251,315	294,000	294,000
2018 7.5-Year Fixed Rate Notes	418,625	387,228	419,688	431,439
2018 9.25-Year Fixed Rate Notes	394,000	351,054	395,000	414,355
2019 Ten-Year Fixed Rate Notes	673,313	544,037	675,000	675,675
The Company’s variable funding notes are a variable rate loan and the fair value of this loan approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. This fair value represents a Level 2 measurement. The Company did not have any outstanding borrowings under its variable funding notes at March 22, 2020 or December 29, 2019. Subsequent to the first quarter of 2020, the Company borrowed $158.0 million under its variable funding notes
.

The fair values in the table above represent the fair value of such notes at March 22, 2020 and December 29, 2019. In light of the
COVID-19
pandemic (discussed further in Note 10), these fair values fluctuated significantly during the first quarter and may continue to fluctuate based on market conditions and other factors.
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
6. Revenue Disclosures
Contract Liabilities
Contract liabilities
primarily
consist of deferred franchise fees and deferred development fees. Changes in deferred franchise fees and deferred development fees for the first quarter of 2020 and the first quarter of 2019 were as follows:

	Fiscal Quarter Ended
	March 22,	March 24,
	2020	2019
Deferred franchise fees and deferred development fees at beginning of period	$20,463	$19,900
Revenue recognized during the period	(1,417)	(1,361)
New deferrals due to cash received and other	724	900

Deferred franchise fees and deferred development fees at end of period	$19,770	$19,439

Advertising Fund Assets
As of March 22, 2020, advertising fund assets, restricted of $110.0 million consisted of $88.2 million of cash and cash equivalents, $19.5 million of accounts receivable and $2.3 million of prepaid expenses. As of March 22, 2020, advertising fund cash, cash equivalents and investments included $3.2 million of cash contributed from Company-owned stores that had not yet been expended.
As of December 29, 2019, advertising fund assets, restricted of $105.4 million consisted of $84.0 million of cash and cash equivalents, $15.3 million of accounts receivable and $6.1 million of prepaid expenses. As of December 29, 2019, advertising fund cash and cash equivalents included $3.5 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

7. Leases
The Company leases certain retail store and supply chain center locations, supply chain vehicles and its corporate headquarters with expiration dates through 2041.
The components of operating and finance lease cost for the first quarter of 2020 and the first quarter of 2019 were as follows:

	Fiscal Quarter Ended
	March 22,	March 24,
	2020	2019
Operating lease cost	$9,582	$10,796
Finance lease cost:
Amortization of right-of-use assets	249	254
Interest on lease liabilities	375	479

Total finance lease cost	$624	$733

Rent expense totaled $16.4
million
in both the first quarter of 2020 and the first quarter of 2019, and includes operating lease cost, as well as expense for non-lease
components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Variable rent expense and rent expense for short-term leases were immaterial in both the first quarter of 2020 and the first quarter of 2019.
Supplemental balance sheet information related to the Company’s finance leases as of March 22, 2020 and December 29, 2019 was as follows:

	March 22,	December 29,
	2020	2019
Land and buildings	$25,167	$25,476
Accumulated depreciation and amortization	(8,083)	(7,846)

Finance lease assets, net	$17,084	$17,630

Current portion of long-term debt	$1,390	$1,394
Long-term debt, less current portion	17,616	18,263

Total principal payable on finance leases	$19,006	$19,657

As of March 22, 2020 and December 29, 2019, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	March 22, 2020		December 29, 2019
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Weighted average remaining lease term	8 years	14 years	8 years	14 years
Weighted average discount rate	3.8%	11.7%	3.8%	11.7%

Supplemental cash flow information related to leases for the first quarter of 2020 and the first quarter of 2019 was as follows:

	Fiscal Quarter Ended
	March 22,	March 2 4 ,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,119	$10,690
Operating cash flows from finance leases	375	479
Financing cash flows from finance leases	349	155
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,982	12,977
Finance leases	—	—

Maturities of lease liabilities as of March 22, 2020 were as follows:

	Operating	Finance
	Leases	Leases
2020	$33,683	$2,467
2021	40,956	2,775
2022	38,068	2,792
2023	32,776	2,815
2024	31,228	2,839
Thereafter	96,570	25,493

Total future minimum rental commitments	273,281	39,181
Less – amounts representing interest	(37,063)	(20,175)

Total lease liabilities	$236,218	$19,006

As of March 22, 2020, the Company has additional leases for two supply chain centers and certain supply chain tractors and trailers that had not yet commenced with estimated future minimum rental commitments of approximately $68.6 million. These leases are expected to commence in 2020 with lease terms of up to 21 years.
One of the supply chain center leases commenced in the second quarter of 2020. These undiscounted amounts are not included in the table above.
The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $15.8 million as of March 22, 2020. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues
,
expenses or liquidity.
8
. Supplemental Disclosures of Cash Flow Information
The Company had
non-cash
investing activities related to accruals for capital expenditures of $3.4 million at March 22, 2020 and $6.9 million at December 29, 2019.
9
. New Accounting Pronouncements
Recently Adopted Accounting Standard
ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326)
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. ASC 326 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this standard as of December 30, 2019, the first day of its 2020 fiscal year, using the modified retrospective approach and it did not have a material impact on its condensed consolidated financial statements.
The effects of the changes made to the Company’s condensed consolidated balance sheet as of December 30, 2019 for the adoption of ASC 326 were as follows:

	Balance at December 29, 2019	Adjustments Due to ASC 326	Balance at December 30, 2019
Assets
Current assets:
Accounts receivable, net	$210,260	$1,435	$211,695
Prepaid expenses and other	19,129	4	19,133
Other assets:
Other assets	12,521	27	12,548
Deferred income taxes	10,073	(364)	9,709
Liabilities and stockholders’ deficit
Stockholders’ deficit:
Retained deficit	(3,412,649)	1,102	(3,411,547)

The Company recognized the cumulative effect of initially applying ASC 326 as an adjustment to the opening balance of retained deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for that period. An adjustment to beginning retained deficit and a corresponding adjustment to the allowance for doubtful accounts and notes receivable of approximately $1.5 million was recorded on the date of adoption, representing the remeasurement of these accounts to Company’s estimate for current expected credit losses. The adjustment to beginning retained deficit was also net of a $0.4 million adjustment to deferred income taxes.
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
10.
COVID-19
Pandemic
In December 2019, a novel coronavirus disease
(“COVID-19”)
was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the
COVID-19
threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized
COVID-19
as a pandemic. While the Company did not incur significant disruptions to its operations during the first quarter of 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unaudited; tabular amounts in millions, except percentages and store data)
The 2020 and 2019 first quarters referenced herein represent the twelve-week periods ended March 22, 2020 and March 24, 2019.
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

	First Quarter		First Quarter
	of 2020		of 2019
Global retail sales growth (versus prior year period, excluding foreign currency impact)	+5.9%		+8.5%
Same store sales growth (1):
U.S. Company-owned stores	+3.9%		+2.1%
U.S. franchise stores	+1.5%		+4.1%

U.S. stores	+1.6%		+3.9%
International stores (excluding foreign currency impact)	+1.5%		+1.8%
Store counts (at end of period):
U.S. Company-owned stores	345		392
U.S. franchise stores	5,811		5,511

U.S. stores	6,156		5,903
International stores	10,933		10,211

Total stores (2)	17,089		16,114

Income statement data:
Total revenues	$873.1	100.0%	$836.0	100.0%
Cost of sales	532.9	61.0%	513.7	61.4%
General and administrative	88.5	10.2%	89.7	10.7%
U.S. franchise advertising	95.8	11.0%	89.1	10.7%

Income from operations	155.8	17.8%	143.5	17.2%
Interest expense, net	(38.5)	(4.4)%	(34.4)	(4.1)%

Income before provision for income taxes	117.3	13.4%	109.1	13.1%
(Benefit) provision for income taxes	(4.3)	(0.5)%	16.5	2.0%

Net income	$121.6	13.9%	$92.7	11.1%

(1)	Same store sales growth is calculated by including only sales for a given period from stores that had sales in the comparable weeks of both years. International same store sales growth is calculated similarly to U.S. same store sales growth. Changes in international same store sales are reported excluding foreign currency impacts, which reflect changes in international local currency sales.
(2)	Temporary store closures due to COVID-19 in the first quarter of 2020 are not treated as store closures and affected stores are included in the ending store count.

During the first quarter of 2020, we experienced global retail sales growth. Our U.S. and international same store sales growth remained positive but was pressured by our current strategy to increase store concentration in certain markets where we compete. Beginning at the end of the first quarter of 2020 through the date of this filing, while we have seen an increase in U.S. same store sales, the
COVID-19
pandemic has negatively impacted our global retail sales growth and, in our international business, same store sales growth due to temporary store closures and changes in operating procedures and store hours resulting from actions taken to increase social distancing across the markets in which we operate.
We continued our global expansion with the opening of 69 net new stores in the first quarter of 2020. Although we opened 143 gross new stores internationally, we also closed 104 stores, primarily resulting from the closure of our South Africa market, unrelated to
COVID-19,
comprising 71 stores in total. We also opened 30 net new stores in the U.S. during the first quarter of 2020. Overall, we believe our continued global store growth, along with our sales growth, emphasis on technology, operations, and marketing initiatives have combined to strengthen our brand.
Global retail sales, excluding foreign currency impact, which includes total retail sales at franchise and Company-owned stores worldwide, increased 5.9% in the first quarter of 2020. This increase was driven by an increase in worldwide store counts during the trailing four quarters as well as U.S. and international same store sales growth. U.S. same store sales growth reflected positive sales trends and the continued success of our products, marketing and technology platforms. International same store sales growth also reflected continued positive performance.
Total revenues increased $37.1 million, or 4.4%, in the first quarter of 2020 due primarily to higher supply chain food volumes as well as higher global franchise revenues resulting from retail sales growth. These increases in revenues were partially offset by lower U.S. Company-owned store revenues resulting from the sale of 59 Company-owned stores to certain of our existing U.S. franchisees during the second quarter of 2019 (the “2019 Store Sale”). These changes in revenues are described in more detail below.
Income from operations increased $12.3 million, or 8.6%, in the first quarter of 2020, primarily driven by higher royalty revenues from U.S. and international franchised stores, as well as higher supply chain margins. Income from operations was negatively impacted by lower Company-owned store margins and changes in foreign currency exchange rates in the first quarter of 2020.
Net income increased $29.0 million, or 31.2%, in the first quarter of 2020, driven by lower tax expense resulting primarily from higher excess tax benefits from equity-based compensation and higher income from operations, as noted above. This increase in net income was partially offset by higher interest expense resulting from a higher average debt balance following our recapitalization transaction completed on November 19, 2019 (the “2019 Recapitalization”).
Revenues

	First Quarter		First Quarter
	of 2020		of 2019
U.S. Company-owned stores	$102.3	11.7%	$123.5	14.8%
U.S. franchise royalties and fees	104.7	12.0%	96.7	11.6%
Supply chain	512.7	58.7%	472.1	56.4%
International franchise royalties and fees	57.5	6.6%	54.6	6.5%
U.S. franchise advertising	95.8	11.0%	89.1	10.7%

Total revenues	$873.1	100.0%	$836.0	100.0%

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
U.S. Stores Revenues

	First Quarter		First Quarter
	of 2020		of 2019
U.S. Company-owned stores	$102.3	33.8%	$123.5	39.9%
U.S. franchise royalties and fees	104.7	34.6%	96.7	31.3%
U.S. franchise advertising	95.8	31.6%	89.1	28.8%

U.S. stores	$302.9	100.0%	$309.3	100.0%

U.S. Company-Owned Stores
Revenues from U.S. Company-owned store operations decreased $21.2 million, or 17.1%, in the first quarter of 2020 due primarily to the 2019 Store Sale. This decrease in revenues was partially offset by higher same store sales. Company-owned same store sales increased 3.9% in the first quarter of 2020 and 2.1% in the first quarter of 2019.

U.S. Franchise Royalties and Fees
Revenues from U.S. franchise royalties and fees increased $8.0 million, or 8.3%, in the first quarter of 2020 due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the period, due to net store growth and, to a lesser extent, the 2019 Store Sale. U.S. franchise same store sales increased 1.5% in the first quarter of 2020 and 4.1% in the first quarter of 2019. U.S. franchise royalties and fees further benefited from an increase in revenues from fees paid by franchisees for the use of our technology platforms.
U.S. Franchise Advertising
Revenues from U.S. franchise advertising increased $6.7 million, or 7.5%, in the first quarter of 2020 due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the period, due to net store growth and, to a lesser extent, the 2019 Store Sale.
Supply Chain
Revenues from supply chain operations are primarily comprised of sales of food, equipment and supplies from our supply chain centers to substantially all of our U.S. franchised stores and certain international franchised stores. Supply chain revenues increased $40.6 million, or 8.6%, in the first quarter of 2020. This increase was due primarily to higher volumes from increased orders resulting from an increase in the average number of U.S. franchise stores open during the year and an increase in market basket pricing to stores. Our market basket pricing to stores increased 2.9% during the first quarter of 2020, which resulted in an estimated $15.9 million increase in supply chain revenue.
International Franchise Royalties and Fee Revenues
Revenues from international franchise royalties and fees increased $2.9 million, or 5.3%, in the first quarter of 2020. This increase was due primarily to an increase in the average number of international stores open during the period and higher same store sales. The negative impact of changes in foreign currency exchange rates of $1.4 million partially offset the increase in revenues in the first quarter of 2020. International franchise same store sales increased 1.5% in the first quarter of 2020 and increased 1.8% in the first quarter of 2019.
Cost of Sales / Operating Margin

	First Quarter		First Quarter
	of 2020		of 2019
Consolidated revenues	$873.1	100.0%	$836.0	100.0%
Consolidated cost of sales	532.9	61.0%	513.7	61.4%

Consolidated operating margin	$340.2	39.0%	$322.3	38.6%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs.
Consolidated operating margin (which we define as revenues less cost of sales) increased $17.9 million, or 5.5%, in the first quarter of 2020 due primarily to higher global franchise revenues and higher supply chain volumes. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin.
As a percentage of revenues, the consolidated operating margin increased 0.4 percentage points in the first quarter of 2020. Company-owned store operating margin decreased 0.2 percentage points in the first quarter of 2020 and supply chain operating margin increased 0.1 percentage points in the first quarter of 2020. These changes in margin are more fully discussed below.
U.S. Company-Owned Stores Operating Margin

	First Quarter		First Quarter
	of 2020		of 2019
Revenues	$102.3	100.0%	$123.5	100.0%
Cost of sales	79.4	77.6%	95.5	77.4%

Store operating margin	$22.9	22.4%	$27.9	22.6%

The U.S. Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) decreased $5.0 million, or 17.8%, in the first quarter of 2020 due primarily to the 2019 Store Sale.

As a percentage of store revenues, the store operating margin decreased 0.2 percentage points in the first quarter of 2020, as discussed in more detail below.
•	Food costs increased 0.7 percentage points to 27.8% in the first quarter of 2020 due primarily to higher food prices.

•	Labor costs decreased 1.8 percentage points to 29.0% in the first quarter of 2020. The 2019 Store Sale contributed to the reduction in labor costs as a percentage of store revenues due to the high labor rates in the market in which the sold stores operated. The reduction in labor costs as a percentage of store revenues was partially offset by an increase in average labor rates in our remaining Company-owned store markets, including additional bonus pay resulting from the
COVID-19
pandemic.

•	Insurance costs increased 0.5 percentage points to 3.4% in the first quarter of 2020 due primarily to unfavorable claims experience.

•	Delivery costs increased 0.4 percentage points to 3.6% in the first quarter of 2020 due primarily to a higher average per-mile reimbursement rate for our delivery drivers.

•	Occupancy costs increased 0.4 percentage points to 8.0% in the first quarter of 2020 due primarily to higher depreciation costs.

Supply Chain Operating Margin

	First Quarter		First Quarter
	of 2020		of 2019
Revenues	$512.7	100.0%	$472.1	100.0%
Cost of sales	453.6	88.5%	418.1	88.6%

Supply chain operating margin	$59.1	11.5%	$54.0	11.4%

The supply chain operating margin increased $5.1 million, or 9.6%, in the first quarter of 2020, primarily driven by higher volumes from increased store orders. As a percentage of supply chain revenues, the supply chain operating margin increased 0.1 percentage points in the first quarter of 2020 due primarily to lower labor, delivery and insurance costs, offset in part by higher food costs.
General and Administrative Expenses
General and administrative expenses decreased $1.2 million, or 1.3%, in the first quarter of 2020, driven by lower performance-based compensation expense and lower advertising expenses, partially offset by higher health insurance costs. The decrease in advertising expenses resulted primarily from the 2019 Store Sale.
U.S. Franchise Advertising Expenses
U.S. franchise advertising expenses increased $6.7 million, or 7.5%, in the first quarter of 2020, consistent with the increase in U.S. franchise advertising revenue. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit
advertising fund is obligated to expend such revenues on advertising and these revenues cannot be used for general corporate purposes.
Interest Expense, Net
Interest expense, net increased $4.1 million, or 12.2%, in the first quarter of 2020 driven primarily by higher average debt balances resulting from the 2019 Recapitalization.
The Company’s weighted average borrowing rate decreased to 4.0% in the first quarter of 2020, from 4.1% in the first quarter of 2019, resulting from the lower interest rates on the debt outstanding in 2020 following the 2019 Recapitalization as compared to the same period in 2019.
(Benefit) Provision for Income Taxes
Income tax expense decreased $20.8 million, or 126.1%, in the first quarter of 2020 due primarily to higher excess tax benefits on equity-based compensation, which are recorded as a reduction to the income tax provision, partially offset by higher pre-tax
income. The Company recognized $30.4 million in excess tax benefits in the first quarter of 2020 as compared to $8.7 million in the first quarter of 2019, resulting from a significant increase in stock options exercised in the first quarter of 2020 as compared to the first quarter of 2019. The effective tax rate decreased to negative 3.7% during the first quarter of 2020 as compared to 15.1% in the first quarter of 2019.

COVID-19
Impact
As of April 21, 2020, nearly all of our U.S. stores remain open, with dining rooms closed and stores deploying contactless delivery and carryout solutions. Based on information reported to us by our master franchisees, we estimate that as of April 21, 2020, there are approximately 1,750 international stores that are temporarily closed.
Subsequent to the end of the first quarter, we borrowed $158.0 million under our outstanding variable funding notes as a precautionary measure due to the market uncertainty arising from
COVID-19.
These borrowings, along with our current unrestricted cash as of the end of the first quarter, provided us with approximately $358.8 million in cash on hand to provide enhanced financial flexibility.
Beginning at the end of the first quarter of 2020, we have begun making significant investments in our team members as a result of this pandemic, including through enhanced sick pay policies and bonuses for our hourly corporate store and supply chain team members. While it is not possible at this time to estimate the full impact that
COVID-19
could have on our business, the continued spread of
COVID-19
and the measures taken by the governments of countries affected could disrupt our continuing operations and supply chain and, as a result, could adversely impact our business, financial condition or results of operations.
Liquidity and Capital Resources
Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 35 to 45 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. The use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock reduces our working capital amounts. As of March 22, 2020, we had working capital of $149.7 million, excluding restricted cash and cash equivalents of $189.4 million, advertising fund assets, restricted, of $110.0 million and advertising fund liabilities of $106.8 million. Working capital includes total unrestricted cash and cash equivalents of $200.8 million. Subsequent to the end of the first quarter, we borrowed $158.0 million under our outstanding variable funding notes as a precautionary measure due to the market uncertainty arising from
COVID-19.
During the first quarter of 2020, we experienced increases in both U.S. and international same store sales versus the comparable period in the prior year. Additionally, our international and U.S. businesses grew store counts in the first quarter of 2020. These factors contributed to our continued ability to generate positive operating cash flows. We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, excess cash from our recapitalization transactions and available borrowings under our variable funding notes to, among other things, fund working capital requirements, invest in our business, service our indebtedness, pay dividends and repurchase our common stock. We did not have any material commitments for capital expenditures as of March 22, 2020.
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
Restricted Cash
As of March 22, 2020, we had approximately $140.1 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $48.4 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.9 million of other restricted cash for a total of $189.4 million of restricted cash and cash equivalents. As of March 22, 2020, we also held $88.2 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s brand.

Long-Term Debt
As of March 22, 2020, we had approximately $4.10 billion of long-term debt, of which $43.4 million was classified as a current liability. Our fixed and floating rate notes from the recapitalizations we completed in 2019, 2018, 2017 and 2015 have original scheduled principal payments of $31.5 million in the remainder of 2020, $42.0 million in 2021, $897.0 million in 2022, $33.0 million in each of 2023 and 2024, $1.15 billion in 2025, $20.8 million in 2026, $1.28 billion in 2027, $6.8 million in 2028 and $614.3 million in 2029. As of March 22, 2020, we had no outstanding borrowings under our variable funding notes and $158.6 million available for borrowing, net of letters of credit issued of $41.4 million. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. As discussed above, subsequent to the first quarter of 2020, we borrowed $158.0 million of the remaining availability under our variable funding notes. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and, subject to other limitations, other general corporate purposes including dividend payments and share repurchases.
Share Repurchase Programs
Our share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our variable funding notes.
During the first week of the first quarter of 2020, we repurchased and retired 271,064 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $79.6 million. The Company’s Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company’s common stock on October 4, 2019. As of March 22, 2020, the Company had a total remaining authorized amount for share repurchases of approximately $326.6 million.
During the first quarter of 2019, we repurchased and retired 33,549 shares for approximately $8.1 million.
Dividends
On February 19, 2020, the Company’s Board of Directors declared a $0.78 per share quarterly dividend on its outstanding common stock for shareholders of record as of March 13, 2020 which was paid on March 30, 2020. We had approximately $31.0 million accrued for common stock dividends at March 22, 2020.
Subsequent to the first quarter, on April 21, 2020, the Company’s Board of Directors declared a $0.78 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2020 to be paid on June 30, 2020.
The following table illustrates the main components of our cash flows:

(In millions)	First Quarter of 2020	First Quarter of 2019
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$95.4	$97.0
Net cash used in investing activities	(17.9)	(12.0)
Net cash used in financing activities	(82.1)	(55.1)
Exchange rate changes	(1.0)	0.1

Change in cash and cash equivalents, restricted cash and cash equivalents	$(5.6)	$30.0

Operating Activities
Cash provided by operating activities decreased $1.6 million in the first quarter of 2020 due to the negative impact of changes in operating assets and liabilities of $32.2 million, partially offset by an increase in net income of $29.0 million and higher non-cash
amounts of $1.6 million. The negative impact of changes in operating assets and liabilities was primarily related to the timing of payments on accounts payable and accrued liabilities in 2020 as well as the timing of collections on accounts receivable in 2020 as compared to 2019. These negative impacts of changes in operating assets and liabilities were partially offset by the positive impact of changes in advertising fund assets and liabilities, restricted in 2020 as compared to 2019, due primarily to the timing of advertising spend.
Investing Activities
Cash used in investing activities was $17.9 million in the first quarter of 2020, which consisted primarily of $17.5 million of capital expenditures (driven primarily by investments in technological initiatives and supply chain centers).
Cash used in investing activities was $12.0 million in the first quarter of 2019, which consisted primarily of $12.2 million of capital expenditures (driven primarily by investments in technological initiatives and supply chain centers).

Financing Activities
Cash used in financing activities was $82.1 million in the first quarter of 2020, primarily related to the repurchase of approximately $79.6 million in common stock under our Board of Directors-approved share repurchase program in the first week of the quarter, repayments of long-term debt of $10.8 million and tax payments for restricted stock upon vesting of $1.8 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $10.1 million.
Cash used in financing activities was $55.1 million in the first quarter of 2019, primarily related to repayments of long-term debt of $49.0 million (of which $40.0 million related to the repayment of borrowings under our variable funding notes) and the repurchase of approximately $8.1 million in common stock under our Board of Directors-approved share repurchase program.
Forward-Looking Statements
This filing contains various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “may,” “will,” “plans,” “predicts,” “projects,” “seeks,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, our anticipated profitability, estimates in same store sales growth, the growth of our U.S. and international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our expectations are more fully described under the section headed “Risk Factors” in this filing and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our 2019 Form
10-K.
Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our substantial increased indebtedness as a result of our recapitalization transactions and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future; the impact a downgrade in our credit rating may have on our business, financial condition and results of operations; our future financial performance and our ability to pay principal and interest on our indebtedness; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry, including the food service and food delivery markets; our ability to manage difficulties associated with or related to the
COVID-19
pandemic and the effects of
COVID-19
on our business and supply chain; the impact of social media and other consumer-oriented technologies on our business, brand and reputation; new product, digital ordering and concept developments by us, and other food-industry competitors; the impact of new or improved technologies and alternative methods of delivery on consumer behavior; our ability to maintain good relationships with and attract new franchisees, and franchisees’ ability to profitably manage their operations without negatively impacting our brand’s reputation; our ability to successfully implement cost-saving strategies; our ability and that of our franchisees to successfully operate in the current and future credit environment; changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in operating expenses resulting from changes in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness, health epidemics or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate; changes in foreign currency exchange rates; our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel; our ability to find and/or retain suitable real estate for our stores and supply chain centers; changes in government legislation and regulations, including changes in laws and regulations regarding information privacy, payment methods consumer protection and social media; adverse legal judgments or settlements; food-borne illness or contamination of products; data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees; the effect of war, terrorism, catastrophic events or climate change; our ability to pay dividends and repurchase shares; changes in consumer preferences, spending and traffic patterns and demographic trends; actions by activist investors; changes in accounting policies; and adequacy of our insurance coverage. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. All forward-looking statements speak only as of the date of this filing and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or other applicable law, we will not undertake, and specifically disclaim, any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this filing, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on the forward-looking statements included in this filing or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we issued fixed and floating rate notes and entered into variable funding notes and, at March 22, 2020, we are exposed to interest rate risk on borrowings under our floating rate notes and variable funding notes. As of March 22, 2020, we had no outstanding borrowings under our variable funding notes. Subsequent to the first quarter of 2020, we borrowed $158.0 million of the remaining availability under our variable funding notes. Our floating rate notes and our variable funding notes bear interest at fluctuating interest rates based on LIBOR.
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
We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.6% of our total revenues in the first quarter of 2020 and approximately 6.5% of our total revenues in the first quarter of 2019 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $5.1 million in the first quarter of 2020.
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
During the quarterly period ended March 22, 2020, there were no changes in the Company’s internal control over financial reporting as defined in Rules
 13a-15(f)
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
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in Item 1A “Risk Factors” in Part I of our 2019 Form
10-K.
Our operations and results could be adversely affected by the recent outbreak of the disease caused by the novel coronavirus
(COVID-19).
The recent outbreak of disease caused by the novel coronavirus
(COVID-19),
which has been declared a pandemic by the World Health Organization, has spread across the globe and is impacting worldwide economic activity. A public health pandemic such as
COVID-19
poses the risk that we and/or our employees, franchisees, supply chain centers, suppliers, customers and other partners may be, or may continue to be, prevented from conducting business activities for an indefinite period of time, including due to shutdowns, travel restrictions, social distancing requirements, stay at home orders and advisories and other restrictions that have been or may be suggested or mandated by governmental authorities, or due to the impact of the disease itself on the workforce of those businesses. In addition,
COVID-19
may impact the willingness of customers to purchase food prepared outside of the home. The
COVID-19
pandemic may also have the effect of heightening many of the other risks described in the ‘‘Risk Factors’’ section of our 2019 Form
10-K,
including but not limited to those relating to our growth strategy, our supply chain and increased food and labor costs, disruption in operations, loss of key employees, our indebtedness, general economic conditions and our international operations.
In response to governmental requirements, we and our franchisees have, among other measures, temporarily closed certain of our stores, modified certain stores’ hours and closed locations to in-store
dining, and continue to monitor additional developments. We have also made additional operating changes to respond to changes in consumer behavior resulting from
COVID-19.
While it is not possible at this time to estimate the impact that
COVID-19
could have on our business, the continued spread of the virus and the measures taken by governments or by us in response have disrupted our operations and could disrupt our supply chain, including our access to face coverings and gloves for use in our operations, which could adversely impact our business, financial condition and results of operations. The
COVID-19
pandemic and mitigation measures have also had an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition. The Company’s sales and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the
COVID-19
pandemic, including inflation, deflation, prolonged weak consumer demand, political instability or other changes. The significance of the operational and financial impact to the Company will depend on how long and widespread the disruptions caused by
COVID-19,
and the corresponding response to contain the virus and treat those affected by it, prove to be.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #1 (December 30, 2019 to January 26, 2020)	272,092	$293.62	271,064	$326,552
Period #2 (January 27, 2020 to February 23, 2020)	2,093	272.41	—	326,552
Period #3 (February 24, 2020 to March 22, 2020)	2,763	342.55	—	326,552

Total	276,948	$293.95	271,064	$326,552

(1)	5,884 shares in the first quarter of 2020 were purchased as part of the Company’s employee stock payroll deduction plan. During the first quarter, the shares were purchased at an average price of $309.02.

(2)	As of March 22, 2020, the Company had a Board of Directors-approved share repurchase program for up to $1.0 billion of our common stock, of which $326.6 million remained available for future purchases of our common stock. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

10.1	Third Addendum to Amended and Restated Employment Agreement dated as of January 30, 2020 by and among Domino’s Pizza, Inc., Domino’s, Inc., Domino’s Pizza LLC and David A. Brandon.

31.1	Certification by Richard E. Allison, Jr. pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Jeffrey D. Lawrence pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

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

DOMINO’S PIZZA, INC. (Registrant)

Date: April 23, 2020	/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)