Form 10-Q
period 2020-06-14
DOMINOS PIZZA INC
filed 2020-07-16
CIK 1286681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 14, 2020
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
of the Exchange Act).    Yes
☐
    No
☒
As of July 9, 2020, Domino’s Pizza, Inc. had 39,347,213 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 14, 2020	December 29, 2019 (1)
Assets
Current assets:
Cash and cash equivalents	$247,952	$190,615
Restricted cash and cash equivalents	238,233	209,269
Accounts receivable, net	232,114	210,260
Inventories	66,850	52,955
Prepaid expenses and other	28,873	19,129
Advertising fund assets, restricted	113,087	105,389

Total current assets	927,109	787,617

Property, plant and equipment:
Land and buildings	63,644	44,845
Leasehold and other improvements	170,685	164,071
Equipment	261,655	243,708
Construction in progress	28,890	42,705

	524,874	495,329
Accumulated depreciation and amortization	(267,490)	(252,448)

Property, plant and equipment, net	257,384	242,881

Other assets:
Operating lease right-of-use assets	227,114	228,785
Goodwill	15,061	15,093
Capitalized software, net	77,289	73,140
Other assets	69,517	24,503
Deferred income taxes	8,214	10,073

Total other assets	397,195	351,594

Total assets	$1,581,688	$1,382,092

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$42,999	$43,394
Accounts payable	102,896	111,101
Operating lease liabilities	36,883	33,318
Insurance reserves	23,495	23,735
Dividends payable	31,344	471
Advertising fund liabilities	108,859	101,921
Other accrued liabilities	113,392	139,891

Total current liabilities	459,868	453,831

Long-term liabilities:
Long-term debt, less current portion	4,128,576	4,071,055
Operating lease liabilities	198,868	202,731
Insurance reserves	37,185	34,675
Other accrued liabilities	40,097	35,559

Total long-term liabilities	4,404,726	4,344,020

Stockholders’ deficit:
Common stock	393	389
Additional paid-in capital	32,251	243
Retained deficit	(3,311,015)	(3,412,649)
Accumulated other comprehensive loss	(4,535)	(3,742)

Total stockholders’ deficit	(3,282,906)	(3,415,759)

Total liabilities and stockholders’ deficit	$1,581,688	$1,382,092

(1)	The balance sheet at December 29, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands, except per share data)	June 14, 2020	June 16, 2019	June 14, 2020	June 16, 2019
Revenues:
U.S. Company-owned stores	$114,240	$105,001	$216,566	$228,451
U.S. franchise royalties and fees	113,098	95,594	217,844	192,302
Supply chain	539,141	467,577	1,051,841	939,677
International franchise royalties and fees	48,104	54,975	105,600	109,559
U.S. franchise advertising	105,440	88,500	201,274	177,621

Total revenues	920,023	811,647	1,793,125	1,647,610

Cost of sales:
U.S. Company-owned stores	87,831	80,366	167,219	175,906
Supply chain	475,101	414,610	928,658	832,744

Total cost of sales	562,932	494,976	1,095,877	1,008,650

Operating margin	357,091	316,671	697,248	638,960

General and administrative	88,068	89,248	176,557	178,912
U.S. franchise advertising	105,440	88,500	201,274	177,621

Income from operations	163,583	138,923	319,417	282,427
Interest income	640	922	1,572	1,615
Interest expense	(39,727)	(33,866)	(79,197)	(68,920)

Income before provision for income taxes	124,496	105,979	241,792	215,122
Provision for income taxes	5,828	13,620	1,522	30,113

Net income	$118,668	$92,359	$240,270	$185,009

Earnings per share:
Common stock - basic	$3.04	$2.25	$6.18	$4.52
Common stock - diluted	2.99	2.19	6.05	4.38

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands)	June 14, 2020	June 16, 2019	June 14, 2020	June 16, 2019
Net income	$118,668	$92,359	$240,270	$185,009
Currency translation adjustment	1,533	(16)	(793)	221

Comprehensive income	$120,201	$92,343	$239,477	$185,230

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Fiscal Quarters Ended
(In thousands)	June 14, 2020	June 16, 2019

Cash flows from operating activities:
Net income	$240,270	$185,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,789	27,850
Loss on sale/disposal of assets	544	2,829
Amortization of debt issuance costs	2,575	2,198
Provision for deferred income taxes	1,510	2,276
Non-cash compensation expense	10,029	8,589
Excess tax benefits from equity-based compensation	(53,440)	(18,446)
Provision for losses on accounts and notes receivable	1,592	550
Changes in operating assets and liabilities	(19,421)	(10,713)
Changes in advertising fund assets and liabilities, restricted	(620)	1,411

Net cash provided by operating activities	211,828	201,553

Cash flows from investing activities:
Capital expenditures	(33,732)	(25,708)
Purchase of investments (Note 9)	(40,000)	—
Proceeds from sale of assets	6	8,161
Maturities of advertising fund investments, restricted	—	15,152
Other	(485)	(132)

Net cash used in investing activities	(74,211)	(2,527)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	158,000	—
Repayments of long-term debt and finance lease obligations	(122,040)	(82,886)
Proceeds from exercise of stock options	24,801	9,290
Purchases of common stock	(79,590)	(11,453)
Tax payments for restricted stock upon vesting	(1,827)	(2,567)
Payments of common stock dividends and equivalents	(30,266)	(26,680)

Net cash used in financing activities	(50,922)	(114,296)

Effect of exchange rate changes on cash	(253)	111

Change in cash and cash equivalents, restricted cash and cash equivalents	86,442	84,841

Cash and cash equivalents, beginning of period	190,615	25,438
Restricted cash and cash equivalents, beginning of period	209,269	166,993
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	84,040	44,988

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	483,924	237,419

Cash and cash equivalents, end of period	247,952	108,259
Restricted cash and cash equivalents, end of period	238,233	152,713
Cash and cash equivalents included in advertising fund assets, restricted, end of period	84,181	61,288

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$570,366	$322,260

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)
June 14, 2020
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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended June 14, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3,
2021
.
Updates to Significant Accounting Policies
The Company adopted Accounting Standards Codification 326,
Financial Instruments – Credit Losses
(“ASC 326”) in the first quarter of 2020. As a result, the Company updated its significant accounting policies for the measurement of credit losses below. Refer to Note 10 for information related to the impact of the adoption of ASC 326 on the Company’s condensed consolidated financial statements.
Allowances for Credit Losses
The Company closely monitors accounts and notes receivable balances and estimates the allowance for credit losses. These estimates are based on historical collection experience and other factors, including those related to current market conditions and events. The Company’s allowances for accounts and notes receivable have not historically been material.
The Company also monitors its
off-balance
sheet exposures under its letters of credit, surety bonds and lease guarantees. None of these arrangements has had or is likely to have a material effect on the Company’s results of operations, financial condition, revenues, expenses or liquidity.
During the second quarter of 2020, a subsidiary of the Company acquired a non-controlling
interest in Dash Brands Ltd., a privately-held business company limited by shares incorporated with limited liability under the laws of the British Virgin Islands (“Dash Brands”), for
$40.0
million. Through its subsidiaries, Dash Brands serves as the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. As a result of the investment, the Company’s significant accounting policy related to equity investments without readily determinable fair values is stated below. Refer to Note 9 for information related to this investment and its impact on the Company’s condensed consolidated financial statements.
Equity investments without readily determinable fair values
Equity investments without readily determinable fair values are recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments and are classified as long-term other assets in the Company’s condensed consolidated balance sheet. Any adjustments to the carrying amount are recognized in other income (expense), net in the Company’s condensed consolidated statement of income.
The Company evaluates the potential impairment of its investments based on various analyses including financial results and operating trends, implied values from recent similar transactions and other relevant available information. If the carrying amount of the investment exceeds the estimated fair value of the investment, an impairment loss is recognized, and the investment is written down to its estimated fair value.

2. Segment Information
The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which the Company refers to as Segment Income, for each of its reportable segments.

	Fiscal Quarters Ended June 14, 2020 and June 16, 2019
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2020	$332,778	$570,104	$48,104	$(30,963)	$—	$920,023
2019	289,095	495,989	54,975	(28,412)	—	811,647
Income from operations
2020	$100,171	$52,461	$36,372	N/A	$(25,421)	$163,583
2019	77,050	41,305	41,432	N/A	(20,864)	138,923
Segment Income
2020	$102,934	$56,904	$36,410	N/A	$(12,555)	$183,693
2019	82,006	45,382	41,491	N/A	(9,235)	159,644

	Two Fiscal Quarters Ended June 14, 2020 and June 16, 2019
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2020	$635,684	$1,111,743	$105,600	$(59,902)	$—	$1,793,125
2019	598,374	1,001,670	109,559	(61,993)	—	1,647,610
Income from operations
2020	$185,581	$99,837	$79,832	N/A	$(45,833)	$319,417
2019	157,664	83,327	84,186	N/A	(42,750)	282,427
Segment Income
2020	$191,211	$108,341	$79,914	N/A	$(20,687)	$358,779
2019	165,604	91,429	84,290	N/A	(19,628)	321,695
The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14,	June 16,	June 14,	June 16,
	2020	2019	2020	2019
Total Segment Income	$183,693	$159,644	$358,779	$321,695
Depreciation and amortization	(14,757)	(14,060)	(28,789)	(27,850)
Loss on sale/disposal of assets	(238)	(2,680)	(544)	(2,829)
Non-cash compensation expense	(5,115)	(3,981)	(10,029)	(8,589)

Income from operations	163,583	138,923	319,417	282,427
Interest income	640	922	1,572	1,615
Interest expense	(39,727)	(33,866)	(79,197)	(68,920)

Income before provision for income taxes	$124,496	$105,979	$241,792	$215,122

3. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14,	June 16,	June 14,	June 16,
	2020	2019	2020	2019
Net income available to common stockholders - basic and diluted	$118,668	$92,359	$240,270	$185,009

Basic weighted average number of shares	39,058,292	41,023,269	38,862,108	40,944,400
Earnings per share – basic	$3.04	$2.25	$6.18	$4.52
Diluted weighted average number of shares	39,746,479	42,236,507	39,688,663	42,219,649
Earnings per share – diluted	$2.99	$2.19	$6.05	$4.38

The denominator used in calculating diluted earnings per share for the two fiscal quarters of 2020 did not include 263 options to purchase common stock and 1,760 restricted stock awards, as the effect of including these options and awards would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the second quarter and two fiscal quarters of 2020 each did not include 90,472 restricted performance shares, as the performance targets for these awards had not yet been met.
The denominators used in calculating diluted earnings per share for the second quarter and two fiscal quarters of 2019 each did not include 71,180 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the second quarter and two fiscal quarters of 2019 each did not include 93,412 restricted performance shares, as the performance targets for these awards had not yet been met.
4. Changes in Stockholders’ Deficit
The following table summarizes changes in stockholders’ deficit for the second quarter of 2020.

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at March 22, 2020	39,039,599	$390	$12,474	$(3,398,986)	$(6,068)
Net income	—	—	—	118,668	—
Dividends declared on common stock and equivalents ($0.78 per share)	—	—	—	(30,697)	—
Issuance and cancellation of stock awards, net	4,068	—	—	—	—
Tax payments for restricted stock upon vesting	(91)	—	(31)	—	—
Exercise of stock options	303,637	3	14,693	—	—
Non-cash compensation expense	—	—	5,115	—	—
Currency translation adjustment	—	—	—	—	1,533

Balance at June 14, 2020	39,347,213	$393	$32,251	$(3,311,015)	$(4,535)

The following table summarizes changes in stockholders’ deficit for the two fiscal quarters of 2020.

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive
	Shares	Amount			Loss
Balance at December 29, 2019	38,934,009	$389	$243	$(3,412,649)	$(3,742)
Net income	—	—	—	240,270	—
Dividends declared on common stock and equivalents ($1.56 per share)	—	—	—	(61,139)	—
Issuance and cancellation of stock awards, net	5,713	—	—	—	—
Tax payments for restricted stock upon vesting	(6,020)	—	(1,827)	—	—
Purchases of common stock	(271,064)	(3)	(988)	(78,599)	—
Exercise of stock options	684,575	7	24,794	—	—
Non-cash compensation expense	—	—	10,029	—	—
Adoption of ASC 326 (Note 10 )	—	—	—	1,102	—
Currency translation adjustment	—	—	—	—	(793)

Balance at June 14, 2020	39,347,213	$393	$32,251	$(3,311,015)	$(4,535)

Subsequent to the second quarter, on July 15, 2020, the Company’s Board of Directors declared a $0.78 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2020 to be paid on September 30, 2020.

The following table summarizes changes in stockholders’ deficit for the second quarter of 2019.

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive
	Shares	Amount			Loss
Balance at March 24, 2019	41,083,890	$411	$5,464	$(2,976,848)	$(4,192)
Net income	—	—	—	92,359	—
Dividends declared on common stock and equivalents ($0.65 per share)	—	—	—	(26,789)	—
Issuance and cancellation of stock awards, net	(3,079)	—	—	—	—
Tax payments for restricted stock upon vesting	(377)	—	(100)	—	—
Purchases of common stock	(12,295)	(1)	(3,308)	—	—
Exercise of stock options	164,219	2	4,751	—	—
Non-cash compensation expense	—	—	3,981	—	—
Currency translation adjustment	—	—	—	—	(16)

Balance at June 16, 2019	41,232,358	$412	$10,788	$(2,911,278)	$(4,208)

The following table summarizes changes in stockholders’ deficit for the two fiscal quarters of 2019.

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive
	Shares	Amount			Loss
Balance at December 30, 2018	40,977,561	$410	$569	$(3,036,471)	$(4,429)
Net income	—	—	—	185,009	—
Dividends declared on common stock and equivalents ($1.30 per share)	—	—	—	(53,454)	—
Issuance and cancellation of stock awards, net	5,161	—	—	—	—
Tax payments for restricted stock upon vesting	(9,441)	—	(2,567)	—	—
Purchases of common stock	(45,844)	(1)	(5,090)	(6,362)	—
Exercise of stock options	304,921	3	9,287	—	—
Non-cash compensation expense	—	—	8,589	—	—
Currency translation adjustment	—	—	—	—	221

Balance at June 16, 2019	41,232,358	$412	$10,788	$(2,911,278)	$(4,208)

5. Fair Value Measurements
Fair value measurements enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Company classifies and discloses assets and liabilities at fair value in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the Company’s Level 3 investment (Note 9) is not readily determinable. The fair value represents its cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments. The following tables summarize the carrying amounts and estimated fair values of certain assets at June
14
,
2020
and December
29
,
2019
:

	At June 14, 2020
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$223,664	$223,664	$—	$—
Restricted cash equivalents	167,319	167,319	—	—
Investments in marketable securities	11,278	11,278	—	—
Advertising fund cash equivalents, restricted	71,488	71,488	—	—
Investments (Note 9)	40,000	—	—	40,000

	At December 29, 2019
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$180,459	$180,459	$—	$—
Restricted cash equivalents	126,963	126,963	—	—
Investments in marketable securities	11,982	11,982	—	—
Advertising fund cash equivalents, restricted	67,851	67,851	—	—
Company management
estimated the approximate fair values of the 2015 fixed rate notes, the 2017 fixed and floating rate notes, the 2018 fixed rate notes and the 2019 fixed rate notes as follows:

	June 14, 2020		December 29, 2019
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Fixed Rate Notes	$770,000	$813,120	$774,000	$804,960
2017 Five-Year Fixed Rate Notes	585,000	587,340	588,000	588,588
2017 Ten-Year Fixed Rate Notes	975,000	1,042,275	980,000	1,017,240
2017 Five-Year Floating Rate Notes	292,500	287,820	294,000	294,000
2018 7.5-Year Fixed Rate Notes	417,563	441,782	419,688	431,439
2018 9.25-Year Fixed Rate Notes	393,000	424,047	395,000	414,355
2019 Ten-Year Fixed Rate Notes	671,625	699,833	675,000	675,675
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
The Company’s variable funding notes are a variable rate loan and the fair value of this loan approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. This fair value represents a Level 2 measurement. The Company had $58.0 million of outstanding borrowings under its variable funding notes at June 14, 2020 and, subsequent to the second quarter of 2020, repaid $15.0 million of these outstanding borrowings. The Company did not have any outstanding borrowings under its variable funding notes as of December 29, 2019.
The fair values in the table above represent the fair value of such notes at June 14, 2020 and December 29, 2019. In light of the
COVID-19
pandemic (discussed further in Note 11), these fair values fluctuated significantly during the second quarter and may continue to fluctuate based on market conditions and other factors.
6. Revenue Disclosures
Contract Liabilities
Contract liabilities
primarily
consist of deferred franchise fees and deferred development fees. Changes in deferred franchise fees and deferred development fees
were as follows:

	Two Fiscal Quarters Ended
	June 14, 2020	June 16, 2019
Deferred franchise fees and deferred development fees at beginning of period	$20,463	$19,900
Revenue recognized during the period	(2,793)	(2,630)
New deferrals due to cash received and other	3,092	1,807

Deferred franchise fees and deferred development fees at end of period	$20,762	$19,077

Advertising Fund Assets
As of June 14, 2020, advertising fund assets, restricted of $113.1 million consisted of $84.2 million of cash
 and
 cash equivalents, $23.4 million of accounts receivable and $5.5 million of prepaid expenses. As of June 14, 2020, advertising fund cash
 and
cash equivalents included $4.2 million of cash contributed from Company-owned stores that had not yet been expended.
As of December 29, 2019, advertising fund assets, restricted of $105.4 million consisted of $84.0 million of cash and cash equivalents, $15.3 million of accounts receivable and $6.1 million of prepaid expenses. As of December 29, 2019, advertising fund cash and cash equivalents included $3.5 million of cash contributed from U.S. Company-owned stores that had not yet been expended.
7. Lease
s
The Company leases certain retail store and supply chain center locations, supply chain vehicles and its corporate headquarters with expiration dates through 2041.
The components of operating and finance lease cost for the second quarter and two fiscal quarters of 2020 and the second quarter and two fiscal quarters of 2019 were as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14, 2020	June 16, 2019	June 14, 2020	June 16, 2019
Operating lease cost	$10,250	$9,518	$19,832	$20,314
Finance lease cost:
Amortization of right-of-use assets	451	255	700	509
Interest on lease liabilities	897	317	1,272	796

Total finance lease cost	$1,348	$572	$1,972	$1,305

Rent expense totaled $16.2 million and $32.6 million in the second quarter and two fiscal quarters of 2020, respectively, and totaled $15.9 million and $32.3 million in the second quarter and two fiscal quarters of 2019, respectively. Rent expense includes operating lease cost, as well as expense for non-lease
components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals.

Variable rent expense and rent expense for short-term leases were immaterial for the second quarter and two fiscal quarters of 2020 and 2019, respectively
.
Supplemental balance sheet information related to the Company’s leases as of June 14, 2020 and December 29, 2019 was as follows:

	June 14, 2020	December 29, 2019
Land and buildings	$44,067	$25,476
Accumulated depreciation and amortization	(8,544)	(7,846)

Finance lease assets, net	$35,523	$17,630

Current portion of long-term debt	$999	$1,394
Long-term debt, less current portion	36,209	18,263

Total principal payable on finance leases	$37,208	$19,657

As of June 14, 2020 and December 29, 2019, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	June 14, 2020		December 29, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7 years	17 years	8 years	14 years
Weighted average discount rate	3.8%	9.1%	3.8%	11.7%

Supplemental cash flow information related to leases for the second quarter and two fiscal quarters of
2020
and the second quarter and two fiscal quarters of
2019
was as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14, 2020	June 16, 2019	June 14, 2020	June 16, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,048	$9,398	$20,167	$20,088
Operating cash flows from finance leases	897	317	1,272	796
Financing cash flows from finance leases	691	106	1,040	261
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	6,596	13,391	15,578	26,368
Finance leases	18,746	—	18,746	—
Maturities of lease liabilities as of June 14, 2020 were as follows:

	Operating Leases	Finance Leases
2020	$25,756	$1,823
2021	42,035	4,493
2022	39,285	4,544
2023	33,914	4,602
2024	32,365	4,662
Thereafter	98,854	53,291

Total future minimum rental commitments	272,209	73,415
Less – amounts representing interest	(36,458)	(36,207)

Total lease liabilities	$235,751	$37,208

As of June 14, 2020, the Company has additional leases for one supply chain center and certain supply chain tractors and trailers that had not yet commenced with estimated future minimum rental commitments of approximately $30.4 million. These leases are expected to commence in 2020 with lease terms of up to 15 years. These undiscounted amounts are not included in the table above.
The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $14.9 million as of June 14, 2020. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.
8. Supplemental Disclosures of Cash Flow Information
The Company had
non-cash
investing activities related to accruals for capital expenditures of $2.5 million at June 14, 2020 and $6.9 million at December 29, 2019.
9. Investment in Dash Brands
In the second quarter of 2020,
a subsidiary of the Company acquired a
non-controlling
interest in Dash Brands for

$40.0 million. This investment is an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments within long-term other assets in the Company’s condensed consolidated balance sheet. The Company did not record any adjustments to the carrying amount of $40.0 million in the second quarter ended June 14, 2020. The Company is contractually required to invest an additional $40.0 million in Dash Brands in the first quarter of 2021
,
assuming certain performance conditions are satisfied
. If such performance conditions are not satisfied, the Company has the option to make such additional investment in its discretion.

10. New Accounting Pronouncements
Recently Adopted Accounting Standard
ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326)
In June 2016, the Financial Accounting Standards Board (“FASB”) issued
Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. ASC 326 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this standard as of December 30, 2019, the first day of its 2020 fiscal year, using the modified retrospective approach and it did not have a material impact on its condensed consolidated financial statements.
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
The Company recognized the cumulative effect of initially applying ASC 326 as an adjustment to the opening balance of retained deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for that period. An adjustment to beginning retained deficit and a corresponding adjustment to the allowance for doubtful accounts and notes receivable of approximately $1.5 million was recorded on the date of adoption, representing the remeasurement of these accounts to the
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
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(ASU
2019-12),
which simplifies the accounting for income taxes. ASU
2019-12
is effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company is currently assessing the impact of adopting this standard but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
ASU
2020-04,
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,
which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The Company’s floating rate notes and variable funding notes bear interest at fluctuating interest rates based on LIBOR. If LIBOR ceases to exist, the Company may need to renegotiate its loan documents and the Company cannot predict what alternative index would be negotiated with its lenders. ASU
2020-04
is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The Company is currently assessing the impact of adopting this standard but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements
.

11.
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
COVID-19
as a pandemic.
During the second quarter of 2020 in the midst of
the
COVID-19
pandemic, the Company
continued to
increase its U.S. Stores revenues.
Supply Chain also remained operational, with minimal interruptions due to COVID-19 and experienced higher volumes as a result of the increases in store sales.

However, the
COVID-19
pandemic negatively impacted the Company’s International Franchise revenues due to temporary store closures in certain markets as well as

changes in operating procedures and store hours resulting from actions taken to increase social distancing across its international markets. The Company is closely monitoring the impact of the pandemic on all aspects of its business and is unable at this time to predict the
continued

impact that
COVID-19
will have on its business, financial position and operating results in future periods due to numerous uncertainties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unaudited; tabular amounts in millions, except percentages and store data)
The 2020 and 2019 second quarters referenced herein represent the twelve-week periods ended June 14, 2020 and June 16, 2019, respectively. The 2020 and 2019 two fiscal quarters referenced herein represent the twenty-four-week periods ended June 14, 2020 and June 16, 2019, respectively.
Overview
Domino’s is the largest pizza company in the world based on global retail sales, with more than 17,100 locations in over 90 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties and fees to our independent franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they can profit by sub-franchising
and selling ingredients and equipment to those
sub-franchisees,
as well as by running pizza stores directly. We believe that everyone in the system can benefit, including the end consumer, who can feed their family Domino’s menu items conveniently and economically.
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

	Second Quarter of 2020		Second Quarter of 2019		Two Fiscal Quarters of 2020		Two Fiscal Quarters of 2019
Global retail sales growth (versus prior year period, excluding foreign currency impact)	+8.1%		+8.4%		+7.0%		+8.4%
Same store sales growth (1):
U.S. Company-owned stores	+16.9%		+2.1%		+10.4%		+2.6%
U.S. franchise stores	+16.0%		+3.1%		+8.7%		+3.5%

U.S. stores	+16.1%		+3.0%		+8.8%		+3.5%
International stores (excluding foreign currency impact)	+1.3%		+2.4%		+1.4%		+2.1%
Store counts (at end of period):
U.S. Company-owned stores	346		333
U.S. franchise stores	5,849		5,612

U.S. stores	6,195		5,945
International stores	10,978		10,369

Total stores (2)	17,173		16,314

Income statement data:
Total revenues	$920.0	100.0%	$811.6	100.0%	$1,793.1	100.0%	$1,647.6	100.0%
Cost of sales	562.9	61.2%	495.0	61.0%	1,095.9	61.1%	1,008.7	61.2%
General and administrative	88.1	9.5%	89.2	11.0%	176.6	9.9%	178.9	10.9%
U.S. franchise advertising	105.4	11.5%	88.5	10.9%	201.3	11.2%	177.6	10.8%

Income from operations	163.6	17.8%	138.9	17.1%	319.4	17.8%	282.4	17.1%
Interest expense, net	(39.1)	(4.3)%	(32.9)	(4.0)%	(77.6)	(4.3)%	(67.3)	(4.0)%

Income before provision for income taxes	124.5	13.5%	106.0	13.1%	241.8	13.5%	215.1	13.1%
Provision for income taxes	5.8	0.6%	13.6	1.7%	1.5	0.1%	30.1	1.9%

Net income	$118.7	12.9%	$92.4	11.4%	$240.3	13.4%	$185.0	11.2%

(1)	Same store sales growth is calculated for a given period by including only sales from stores that had sales in the comparable weeks of both years. International same store sales growth is calculated similarly to U.S. same store sales growth. Changes in international same store sales are reported excluding foreign currency impacts, which reflect changes in international local currency sales.
(2)	Temporary store closures are not treated as store closures and affected stores are included in the ending store count.

During the second quarter and two fiscal quarters of 2020, we experienced global retail sales growth. Beginning at the end of the first quarter of 2020 through the date of this filing, customer ordering behavior during the
COVID-19
pandemic has resulted in a significant increase in U.S. same store sales. We did not experience significant temporary closures in our U.S. business. Additionally, our supply chain experienced minimal disruptions due to
COVID-19
and experienced higher volumes from the increases in store sales. However, during the same period, the
COVID-19
pandemic negatively impacted our international retail sales growth and same store sales growth due to temporary store closures and changes in operating procedures and store hours resulting from actions taken to increase social distancing across certain of the markets in which we operate. Our U.S. and international same store sales growth was also partially offset by our current strategy to increase store concentration in certain markets where we compete.
During the second quarter and two fiscal quarters of 2020, we also continued our global expansion with the opening of 84 net new stores in the second quarter of 2020, bringing our year-to-date
total to 153. We opened 45 net new stores internationally and 39 net new stores in the U.S. during the second quarter of 2020. The
COVID-19
pandemic has had a negative impact on anticipated store openings in our international business due to delays in approvals and government restrictions in certain of the markets that our master franchisees operate. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations, and marketing initiatives, have combined to strengthen our brand.
Global retail sales, excluding foreign currency impact, which includes total retail sales at franchise and Company-owned stores worldwide, increased 8.1% in the second quarter of 2020 and increased 7.0% in the two fiscal quarters of 2020. These increases were driven by U.S. and international same store sales growth as well as an increase in U.S. store counts during the trailing four quarters, but were partially offset by a significant number of temporary store closures in certain of our international markets as a result of the
COVID-19
pandemic. During the second quarter of 2020, we reached a peak of approximately 2,400 temporary store closures across our international markets. Based on information reported to us by our master franchisees, we estimate that as of June 14, 2020, there were fewer than 700 international stores temporarily closed. U.S. same store sales growth reflected a shift in consumer behavior across the restaurant industry toward delivery and carryout throughout the
COVID-19
pandemic as well as the sustained positive sales trends and the continued success of our products, marketing and technology platforms.
Total revenues increased $108.4 million, or 13.4%, in the second quarter of 2020 and increased $145.5 million, or 8.8%, in the two fiscal quarters of 2020. These increases were due primarily to higher global retail sales, which resulted in higher supply chain and U.S. franchise revenues. These increases in revenues were partially offset by lower international franchise revenues due to the temporary store closures in certain of our markets resulting from the
COVID-19
pandemic and the negative impact of changes in foreign currency exchange rates. U.S. Company-owned stores revenues increased in the second quarter of 2020 due to same store sales growth, but decreased in the two fiscal quarters of 2020 due to the sale of 59 Company-owned stores to certain of our existing U.S. franchisees during the second quarter of 2019 (the “2019 Store Sale”). These changes in revenues are described in more detail below.
Income from operations increased $24.7 million, or 17.8%, in the second quarter of 2020 and increased $37.0 million, or 13.1%, in the two fiscal quarters of 2020. These increases were primarily driven by higher royalty revenues from our U.S. franchised stores, as well as higher supply chain margins. Lower international franchise royalty revenues resulting primarily from temporary store closures in certain of our markets due to the
COVID-19
pandemic partially offset these increases.
Net income increased $26.3 million, or 28.5%, in the second quarter of 2020 and increased $55.3 million, or 29.9%, in the two fiscal quarters of 2020, driven by higher income from operations and lower tax expense resulting primarily from higher excess tax benefits from equity-based compensation. This increase in net income was partially offset by higher interest expense resulting from a higher average debt balance following our recapitalization transaction completed on November 19, 2019 (the “2019 Recapitalization”) and borrowings under our variable funding notes in the second quarter of 2020.
Revenues

	Second Quarter of 2020		Second Quarter of 2019		Two Fiscal Quarters of 2020		Two Fiscal Quarters of 2019
U.S. Company-owned stores	$114.2	12.4%	$105.0	12.9%	$216.6	12.1%	$228.5	13.9%
U.S. franchise royalties and fees	113.1	12.3%	95.6	11.8%	217.8	12.1%	192.3	11.7%
Supply chain	539.1	58.6%	467.6	57.6%	1,051.8	58.7%	939.7	57.0%
International franchise royalties and fees	48.1	5.2%	55.0	6.8%	105.6	5.9%	109.6	6.6%
U.S. franchise advertising	105.4	11.5%	88.5	10.9%	201.3	11.2%	177.6	10.8%

Total revenues	$920.0	100.0%	$811.6	100.0%	$1,793.1	100.0%	$1,647.6	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, advertising contributions, royalties and fees from our U.S. franchised stores, royalties and fees from our international franchised stores and sales of food, equipment and supplies from our supply chain centers to substantially all of our U.S. franchised stores and certain international franchised stores. Company-owned store and franchised store revenues may vary from period to period due to changes in store count mix. Supply chain revenues may vary significantly from period to period as a result of fluctuations in commodity prices as well as the mix of products we sell.

U.S. Stores Revenues

	Second Quarter of 2020		Second Quarter of 2019		Two Fiscal Quarters of 2020		Two Fiscal Quarters of 2019
U.S. Company-owned stores	$114.2	34.3%	$105.0	36.3%	$216.6	34.1%	$228.5	38.2%
U.S. franchise royalties and fees	113.1	34.0%	95.6	33.1%	217.8	34.2%	192.3	32.1%
U.S. franchise advertising	105.4	31.7%	88.5	30.6%	201.3	31.7%	177.6	29.7%

U.S. stores	$332.8	100.0%	$289.1	100.0%	$635.7	100.0%	$598.4	100.0%

U.S. Company-Owned Stores
Revenues from U.S. Company-owned store operations increased $9.2 million, or 8.8%, in the second quarter of 2020 due primarily to same store sales growth, partially offset by lower revenues resulting from the 2019 Store Sale. Revenues from U.S. Company-owned store operations decreased $11.9 million, or 5.2%, in the two fiscal quarters of 2020 due primarily to the 2019 Store Sale, partially offset by higher revenues resulting from same store sales growth. Company-owned same store sales increased 16.9% in the second quarter of 2020 and increased 10.4% in the two fiscal quarters of 2020. Company-owned same store sales increased 2.1% in the second quarter of 2019 and increased 2.6% in the two fiscal quarters of 2019.
U.S. Franchise Royalties and Fees
Revenues from U.S. franchise royalties and fees increased $17.5 million, or 18.3%, in the second quarter of 2020 and increased $25.5 million, or 13.3%, in the two fiscal quarters of 2020 due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the period due to net store growth and, to a lesser extent, the 2019 Store Sale. U.S. franchise royalties were negatively impacted by $3.0 million in the second quarter of 2020 related to funding we provided to our franchisees for an effort to donate 10 million slices of pizza to people and organizations at the frontlines of the
COVID-19
pandemic in the franchisees’ local communities. U.S. franchise same store sales increased 16.0% in the second quarter of 2020 and increased 8.7% in the two fiscal quarters of 2020. U.S. franchise same store sales increased 3.1% in the second quarter of 2019 and increased 3.5% in the two fiscal quarters of 2019.
U.S. Franchise Advertising
Revenues from U.S. franchise advertising increased $16.9 million, or 19.1%, in the second quarter of 2020 and increased $23.7 million, or 13.3%, in the two fiscal quarters of 2020 due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the period due to net store growth and, to a lesser extent, the 2019 Store Sale.
Supply Chain
Revenues from supply chain operations are primarily comprised of sales of food, equipment and supplies from our supply chain centers to substantially all of our U.S. franchised stores and certain international franchised stores. Supply chain revenues increased $71.6 million, or 15.3%, in the second quarter of 2020 and increased $112.2 million, or 11.9%, in the two fiscal quarters of 2020. These increases were primarily due to higher volumes from increased orders resulting from U.S. franchise retail sales growth. Our market basket pricing to stores decreased 1.2% during the second quarter of 2020, which resulted in an estimated $6.4 million decrease in supply chain revenue. Our market basket pricing to stores increased 0.9% during the two fiscal quarters of 2020, which resulted in an estimated $10.7 million increase in supply chain revenue.
International Franchise Royalties and Fee Revenues
Revenues from international franchise royalties and fees decreased $6.9 million, or 12.5%, in the second quarter of 2020 and decreased $4.0 million, or 3.6%, in the two fiscal quarters of 2020. These decreases were due primarily to temporary store closures in certain markets and changes in operating procedures and store hours resulting from actions taken to increase social distancing across certain of the markets in which we operate due to the
COVID-19
pandemic. The negative impact of changes in foreign currency exchange rates of $2.3 million in the second quarter of 2020 and $3.7 million in the two fiscal quarters of 2020 also contributed to the decrease in international royalties and fees revenues. These decreases were partially offset by same store sales growth. Excluding the impact of changes in foreign currency exchange rates, international franchise same store sales increased 1.3% in the second quarter of 2020 and increased 1.4% in the two fiscal quarters of 2020. Excluding the impact of changes in foreign currency exchange rates, international franchise same store sales increased 2.4% in the second quarter of 2019 and increased 2.1% in the two fiscal quarters of 2019.

Cost of Sales / Operating Margin

	Second Quarter of 2020		Second Quarter of 2019		Two Fiscal Quarters of 2020		Two Fiscal Quarters of 2019
Consolidated revenues	$920.0	100.0%	$811.6	100.0%	$1,793.1	100.0%	$1,647.6	100.0%
Consolidated cost of sales	562.9	61.2%	495.0	61.0%	1,095.9	61.1%	1,008.7	61.2%

Consolidated operating margin	$357.1	38.8%	$316.7	39.0%	$697.2	38.9%	$639.0	38.8%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs.
Consolidated operating margin (which we define as revenues less cost of sales) increased $40.4 million, or 12.8%, in the second quarter of 2020 and increased $58.2 million, or 9.1%, in the two fiscal quarters of 2020 due primarily to higher U.S. franchise revenues and higher supply chain volumes. Lower international franchise royalties and fee revenues negatively impacted the consolidated operating margin in the second quarter and two fiscal quarters of 2020. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin.
As a percentage of revenues, the consolidated operating margin decreased 0.2 percentage points in the second quarter of 2020 and increased 0.1 percentage points in the two fiscal quarters of 2020. Company-owned store operating margin decreased 0.4 percentage points in the second quarter of 2020 and decreased 0.2 percentage points in the two fiscal quarters of 2020. Supply chain operating margin increased 0.6 percentage points in the second quarter of 2020 and increased 0.3 percentage points in the two fiscal quarters of 2020. These changes in operating margin are more fully discussed below.
U.S. Company-Owned Stores Operating Margin

	Second Quarter of 2020		Second Quarter of 2019		Two Fiscal Quarters of 2020		Two Fiscal Quarters of 2019
Revenues	$114.2	100.0%	$105.0	100.0%	$216.6	100.0%	$228.5	100.0%
Cost of sales	87.8	76.9%	80.4	76.5%	167.2	77.2%	175.9	77.0%

Store operating margin	$26.4	23.1%	$24.6	23.5%	$49.3	22.8%	$52.5	23.0%

The U.S. Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) increased $1.8 million, or 7.2%, in the second quarter of 2020 due primarily to higher same store sales, partially offset by the 2019 Store Sale and higher labor costs. The U.S. Company-owned store operating margin decreased $3.2 million, or 6.1%, in the two fiscal quarters of 2020 due primarily to the 2019 Store Sale, partially offset by same store sales growth. Operating margin in both the second quarter and the two fiscal quarters of 2020 was also negatively impacted by higher labor costs, partially offset by higher same store sales. As a percentage of store revenues, the store operating margin decreased 0.4 percentage points in the second quarter of 2020 and decreased 0.2 percentage points in the two fiscal quarters of 2020. These changes in operating margin as a percentage of revenues are discussed in more detail below.
•	Food costs decreased 1.2 percentage points to 25.7% in the second quarter of 2020 due to the leveraging of higher same store sales and lower food prices. Food costs decreased 0.3 percentage points to 26.7% in the two fiscal quarters of 2020 due primarily to the leveraging of higher same store sales, partially offset by higher food prices.
•	Labor costs increased 2.5 percentage points to 31.9% in the second quarter of 2020 and increased 0.3 percentage points to 30.5% in the two fiscal quarters of 2020 due primarily to additional bonus pay provided to front-line team members during the
COVID-19
pandemic. These increases were partially offset by reduced labor costs as a percentage of store revenues resulting from the 2019 Store Sale due to the high labor rates in the market in which the sold stores operated.
•	Occupancy costs decreased 0.9 percentage points to 6.9% in the second quarter of 2020 and decreased 0.2 percentage points to 7.4% in the two fiscal quarters of 2020 due primarily to lower rent costs.
Supply Chain Operating Margin

	Second Quarter of 2020		Second Quarter of 2019		Two Fiscal Quarters of 2020		Two Fiscal Quarters of 2019
Revenues	$539.1	100.0%	$467.6	100.0%	$1,051.8	100.0%	$939.7	100.0%
Cost of sales	475.1	88.1%	414.6	88.7%	928.7	88.3%	832.7	88.6%

Supply chain operating margin	$64.0	11.9%	$53.0	11.3%	$123.2	11.7%	$106.9	11.4%

The supply chain operating margin increased $11.0 million, or 20.9%, in the second quarter of 2020 and increased $16.3 million, or 15.2%, in the two fiscal quarters of 2020, primarily driven by higher volumes from increased orders. As a percentage of supply chain revenues, the supply chain operating margin increased 0.6 percentage points in the second quarter of 2020 and increased 0.3 percentage points in the two fiscal quarters of 2020 due primarily to lower delivery costs. The increase in margin for the two fiscal quarters of 2020 was partially offset by higher food costs as a percentage of supply chain revenues.
General and Administrative Expenses
General and administrative expenses decreased $1.1 million, or 1.3%, in the second quarter of 2020 and decreased $2.3 million, or 1.3%, in the two fiscal quarters of 2020, driven by lower travel expenses, partially offset by higher professional fees. A $2.4 million pre-tax
loss related to the 2019 Store Sale also contributed to the decreases.
U.S. Franchise Advertising Expenses
U.S. franchise advertising expenses increased $16.9 million, or 19.1%, in the second quarter of 2020 and increased $23.7 million, or 13.3%, in the two fiscal quarters of 2020 due to higher U.S. franchise advertising revenues. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit
advertising fund is obligated to expend such revenues on advertising and these revenues cannot be used for general corporate purposes.
Interest Expense, Net
Interest expense, net increased $6.2 million, or 18.6%, in the second quarter of 2020 and increased $10.3 million, or 15.3%, in the two fiscal quarters of 2020 driven primarily by higher average debt balances resulting from the 2019 Recapitalization and borrowings under the Company’s variable funding notes in the second quarter of 2020.
The Company’s weighted average borrowing rate decreased to 3.9% in both the second quarter and the two fiscal quarters of 2020, from 4.1% in both the second quarter and the two fiscal quarters of 2019, resulting from the lower interest rates on the debt outstanding in 2020 as compared to the same periods in 2019.
Provision for Income Taxes
Provision for income taxes decreased $7.8 million, or 57.2%, in the second quarter of 2020 and decreased $28.6 million, or 94.9%, in the two fiscal quarters of 2020 due primarily to higher excess tax benefits on equity-based compensation, which are recorded as a reduction to the income tax provision, partially offset by higher pre-tax
income. The Company recognized $23.0 million in excess tax benefits in the second quarter of 2020 as compared to $9.9 million in the second quarter of 2019 and recognized $53.4 million in excess tax benefits in the two fiscal quarters of 2020 as compared to $18.4 million in the two fiscal quarters of 2019, resulting from a significant increase in stock options exercised in 2020 as compared to 2019. The effective tax rate decreased to 4.7% in the second quarter of 2020 and decreased to 0.6% in the two fiscal quarters of 2020 as compared to 12.9% in the second quarter of 2019 and 14.0% in the two fiscal quarters of 2019.
COVID-19
Impact
As of July 8, 2020, nearly all of our U.S. stores remain open, with dining rooms closed and stores deploying contactless delivery and carryout solutions. Based on information reported to us by our master franchisees, we estimate that as of July 8, 2020, there were fewer than 600 international stores temporarily closed.
As discussed further in “Liquidity and Capital Resources”, given the market uncertainty arising from
COVID-19,
we took a precautionary measure and borrowed $158.0 million under our variable funding notes during the second quarter of 2020. We subsequently repaid $100.0 million of these borrowings during the second quarter of 2020. Subsequent to the second quarter of 2020, we repaid an additional $15.0 million under our variable funding notes.
In the two fiscal quarters of 2020, we made significant investments in our team members as a result of the
COVID-19
pandemic, including through enhanced sick pay policies and bonuses for our hourly corporate store and supply chain team members. While it is not possible at this time to estimate the full continued impact that
COVID-19
could have on our business, the continued spread of
COVID-19
and the measures taken by the governments of countries affected could disrupt our continuing operations and supply chain and, as a result, could adversely impact our business, financial condition or results of operations.

Liquidity and Capital Resources
Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 35 to 45 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. The use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock reduces our working capital amounts. As of June 14, 2020, we had working capital of $224.8 million, excluding restricted cash and cash equivalents of $238.2 million, advertising fund assets, restricted, of $113.1 million and advertising fund liabilities of $108.9 million. Working capital includes total unrestricted cash and cash equivalents of $248.0 million.
During the second quarter and two fiscal quarters of 2020, we experienced increases in both U.S. and international same store sales versus the comparable periods in the prior year. Additionally, our international and U.S. businesses grew store counts in the second quarter and the two fiscal quarters of 2020. These factors contributed to our continued ability to generate positive operating cash flows. We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, excess cash from our recapitalization transactions and available borrowings under our variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We did not have any material commitments for capital expenditures as of June 14, 2020.
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
Restricted Cash
As of June 14, 2020, we had approximately $188.7 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure (including $58.0 million related to our variable funding notes), $47.3 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $2.2 million of other restricted cash for a total of $238.2 million of restricted cash and cash equivalents. As of June 14, 2020, we also held $84.2 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.
Long-Term Debt
As of June 14, 2020, we had approximately $4.17 billion of total debt, of which $43.0 million was classified as a current liability. Our fixed and floating rate notes from the recapitalizations we completed in 2019, 2018, 2017 and 2015 have original scheduled principal payments of $21.0 million in the remainder of 2020, $42.0 million in 2021, $897.0 million in 2022, $33.0 million in each of 2023 and 2024, $1.15 billion in 2025, $20.8 million in 2026, $1.28 billion in 2027, $6.8 million in 2028 and $614.3 million in 2029. As of June 14, 2020, we had $58.0 million of outstanding borrowings under our variable funding notes and $102.0 million available for borrowing, net of letters of credit issued of $40.0 million. Subsequent to the end of the second quarter of 2020, we repaid $15.0 million of these outstanding borrowings under our variable funding notes. As of July 8, 2020, we had $117.0 million of available borrowings under our $200.0 million variable funding notes, net of letters of credit issued of $40.0 million and borrowings outstanding of $43.0 million. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and, subject to other limitations, other general corporate purposes including dividend payments and share repurchases.
Share Repurchase Programs
Our share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our variable funding notes. The Company’s Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company’s common stock on October 4, 2019.

During the first week of the first quarter of 2020, we repurchased and retired 271,064 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $79.6 million. We did not repurchase and retire any shares of our common stock during the remainder of the first quarter or during the second quarter of 2020. As of June 14, 2020, the Company had a total remaining authorized amount for share repurchases of approximately $326.6 million.

During the second quarter of 2019, we repurchased and retired 12,295 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $3.3 million. During the two fiscal quarters of 2019, we repurchased and retired 45,844 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $11.5 million.
Dividends
On March 30, 2020, the Company paid a $0.78 dividend to its shareholders of record as of March 13, 2020. During the second quarter of 2020, on April 21, 2020, the Company’s Board of Directors declared a $0.78 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2020, which was paid on June 30, 2020.
Subsequent to the second quarter, on July 15, 2020, the Company’s Board of Directors declared a $0.78 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2020 to be paid on September 30, 2020.
The following table illustrates the main components of our cash flows:

(In millions)	Two Fiscal Quarters of 2020	Two Fiscal Quarters of 2019
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$211.8	$201.6
Net cash used in investing activities	(74.2)	(2.5)
Net cash used in financing activities	(50.9)	(114.3)
Exchange rate changes	(0.3)	0.1

Change in cash and cash equivalents, restricted cash and cash equivalents	$86.4	$84.8

Operating Activities
Cash provided by operating activities increased $10.2 million in the two fiscal quarters of 2020 due to an increase in net income of $55.3 million and higher non-cash
amounts of $0.7 million. These increases were partially offset by a $45.7 million negative impact of changes in operating assets and liabilities, primarily related to an increase in our inventory balance during 2020 as compared to 2019 resulting from increased supply chain volumes and additional inventory for supplies related to the
COVID-19
pandemic. An increase in our accounts receivable balance during 2020 as compared to 2019 due primarily to the increase in supply chain volumes and the timing of receipts also negatively impacted cash provided by operating activities during 2020 as compared to 2019.
Investing Activities
Cash used in investing activities was $74.2 million in the two fiscal quarters of 2020, which consisted primarily of the investment in Dash Brands of $40.0 million and capital expenditures of $33.7 million (driven primarily by investments in technological initiatives, supply chain centers and corporate stores).
Cash used in investing activities was $2.5 million in the two fiscal quarters of 2019, which consisted primarily of $25.7 million of capital expenditures (driven primarily by investments in technological initiatives and supply chain centers). This use of cash was partially offset by maturities of advertising fund investments, restricted of $15.2 million and proceeds from the sale of assets of $8.2 million, which primarily related to the 2019 Store Sale.
Financing Activities
Cash used in financing activities was $50.9 million in the two fiscal quarters of 2020. We borrowed $158.0 million under our variable funding notes during the two fiscal quarters of 2020 and repaid $122.0 million of long-term debt (of which $100.0 million related to the repayment of borrowings under our variable funding notes). We also repurchased approximately $79.6 million in common stock under our Board of Directors-approved share repurchase program in the first week of 2020, made dividend payments to our shareholders of $30.3 million and made tax payments for restricted stock upon vesting of $1.8 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $24.8 million.
Cash used in financing activities was $114.3 million in the two fiscal quarters of 2019, primarily related to repayments of long-term debt of $82.9 million (of which $65.0 million related to the repayment of borrowings under our variable funding notes), dividend payments to our shareholders of $26.7 million, purchases of common stock of $11.5 million under our Board of Directors-approved share repurchase program and tax payments for restricted stock upon vesting of $2.6 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $9.3 million.

Forward-Looking Statements

This filing contains various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “may,” “will,” “plans,” “predicts,” “projects,” “seeks,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, our anticipated profitability, estimates in same store sales growth, the growth of our U.S. and international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our expectations are more fully described under the section headed “Risk Factors” in this filing and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our 2019 Form
10-K
and in our Quarterly Report on Form
10-Q
for the quarterly period ended March 22, 2020. Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our substantial increased indebtedness as a result of our recapitalization transactions and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future; the impact a downgrade in our credit rating may have on our business, financial condition and results of operations; our future financial performance and our ability to pay principal and interest on our indebtedness; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry, including the food service and food delivery markets; our ability to manage difficulties associated with or related to the
COVID-19
pandemic and the effects of
COVID-19
on our business and supply chain; the impact of social media and other consumer-oriented technologies on our business, brand and reputation; new product, digital ordering and concept developments by us, and other food-industry competitors; the impact of new or improved technologies and alternative methods of delivery on consumer behavior; our ability to maintain good relationships with and attract new franchisees, and franchisees’ ability to profitably manage their operations without negatively impacting our brand’s reputation; our ability to successfully implement cost-saving strategies; our ability and that of our franchisees to successfully operate in the current and future credit environment; changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in operating expenses resulting from changes in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness, health epidemics or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate; changes in foreign currency exchange rates; our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel; our ability to find and/or retain suitable real estate for our stores and supply chain centers; changes in government legislation and regulations, including changes in laws and regulations regarding information privacy, payment methods consumer protection and social media; adverse legal judgments or settlements; food-borne illness or contamination of products; data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees; the effect of war, terrorism, catastrophic events or climate change; our ability to pay dividends and repurchase shares; changes in consumer preferences, spending and traffic patterns and demographic trends; actions by activist investors; changes in accounting policies; and adequacy of our insurance coverage. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. All forward-looking statements speak only as of the date of this filing and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or other applicable law, we will not undertake, and specifically disclaim, any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this filing, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on the forward-looking statements included in this filing or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we issued fixed and floating rate notes and entered into variable funding notes and, at June 14, 2020, we are exposed to interest rate risk on borrowings under our floating rate notes and variable funding notes. As of June 14, 2020, we had $58.0 million of outstanding borrowings under our variable funding notes. Subsequent to the second quarter of 2020, we repaid $15.0 million of these borrowings. Our floating rate notes and our variable funding notes bear interest at fluctuating interest rates based on LIBOR.
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
We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 5.2% of our total revenues in the second quarter of 2020, approximately 5.9% of our total revenues in the two fiscal quarters of 2020,and approximately 6.8% of our total revenues in the second quarter of 2019 and approximately 6.6% of our total revenues in the two fiscal quarters of 2019 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange rate risk. A hypothetical 10% adverse change in the foreign currency exchange rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $9.3 million in the two fiscal quarters of 2020.
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
During the quarterly period ended June 14, 2020, there were no changes in the Company’s internal controls over financial reporting, as defined in Rules
 13a-15(f)
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
Our operations have been and are expected to continue to be adversely affected by the
COVID-19
pandemic, which could adversely affect our business, financial condition and results of operations as well.
The
COVID-19
pandemic has spread across the globe and is impacting worldwide economic activity. A public health pandemic such as
COVID-19
poses the risk that we and/or our employees, franchisees, supply chain centers, suppliers, customers and other partners may be, or may continue to be, prevented from conducting business activities for an indefinite period of time, including due to shutdowns, travel restrictions, social distancing requirements, stay at home orders and advisories and other restrictions that have been or may be suggested or mandated by governmental authorities, or due to the impact of the disease itself on the business’ workforces. In addition,
COVID-19
may impact the willingness of customers to purchase food prepared outside of the home. The
COVID-19
pandemic may also have the effect of heightening many of the other risks described in the ‘‘Risk Factors’’ section of our 2019 Form
10-K,
including but not limited to those relating to our growth strategy, our supply chain and increased food and labor costs, disruption in operations, loss of key employees, our indebtedness, general economic conditions and our international operations.
In response to governmental requirements, we and our franchisees have, among other measures, temporarily closed certain of our stores, modified certain stores’ hours and closed locations to in-store
dining, and continue to monitor additional developments. We have also made additional operating changes to respond to changes in consumer behavior resulting from
COVID-19,
including offering contactless delivery and carryout options to our customers. While it is not possible at this time to estimate the full impact that
COVID-19
could have on our business going forward, the continued spread of the virus and the measures taken by governments or by us in response have disrupted our operations and could disrupt our supply chain, including our access to face coverings and gloves for use in our operations, which could adversely impact our business, financial condition and results of operations. The
COVID-19
pandemic and mitigation measures have also had an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition. The Company’s sales and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the
COVID-19
pandemic, including inflation, deflation, prolonged weak consumer demand, political instability or other changes. The significance of the operational and financial impact to the Company will depend on how long and widespread the disruptions caused by
COVID-19,
and the corresponding response to contain the virus and treat those affected by it, prove to be.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)

Period #4 (March 22, 2020 to April 19, 2020)	1,067	$336.08	—	$326,552
Period #5 (April 20, 2020 to May 17, 2020)	967	359.07	—	326,552
Period #6 (May 18, 2020 to June 14, 2020)	957	385.99	—	326,552

Total	2,991	$359.48	—	$326,552

(1)	2,991 shares in the second quarter of 2020 were purchased as part of the Company’s employee stock payroll deduction plan at an average price of $359.48.
(2)	As of June 14, 2020, the Company had a Board of Directors-approved share repurchase program for up to $1.0 billion of our common stock, of which $326.6 million remained available for future purchases of our common stock. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.
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

DOMINO’S PIZZA, INC. (Registrant)

Date: July 16, 2020	/s/ Jeffrey D. Lawrence
Jeffrey D. Lawrence
Executive Vice President, Chief Financial Officer (Principal Financial Officer)