Form 10-Q
period 2020-09-06
DOMINOS PIZZA INC
filed 2020-10-08
CIK 1286681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 6, 2020
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
of the Exchange Act).    Yes  ☐    No  ☒
As of October 1, 2020, Domino’s Pizza, Inc. had
39,399,906
 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) – As of September 6, 2020 and December 29, 2019	3

	Condensed Consolidated Statements of Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 6, 2020 and September 8, 2019	4

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 6, 2020 and September 8, 2019	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) – Three fiscal quarters ended September 6, 2020 and September 8, 2019	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 6, 2020	December 29, 2019 (1)
Assets
Current assets:
Cash and cash equivalents	$330,719	$190,615
Restricted cash and cash equivalents	160,330	209,269
Accounts receivable, net	229,403	210,260
Inventories	65,499	52,955
Prepaid expenses and other	26,288	19,129
Advertising fund assets, restricted	144,282	105,389

Total current assets	956,521	787,617

Property, plant and equipment:
Land and buildings	65,581	44,845
Leasehold and other improvements	181,556	164,071
Equipment	274,337	243,708
Construction in progress	14,784	42,705

	536,258	495,329
Accumulated depreciation and amortization	(273,994)	(252,448)

Property, plant and equipment, net	262,264	242,881

Other assets:
Operating lease right-of-use assets	229,653	228,785
Goodwill	15,061	15,093
Capitalized software, net	78,632	73,140
Other assets	72,787	24,503
Deferred income taxes	6,030	10,073

Total other assets	402,163	351,594

Total assets	$1,620,948	$1,382,092

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$43,662	$43,394
Accounts payable	88,188	111,101
Operating lease liabilities	36,508	33,318
Insurance reserves	23,816	23,735
Dividends payable	31,258	471
Advertising fund liabilities	138,348	101,921
Other accrued liabilities	126,745	139,891

Total current liabilities	488,525	453,831

Long-term liabilities:
Long-term debt, less current portion	4,062,175	4,071,055
Operating lease liabilities	201,981	202,731
Insurance reserves	37,428	34,675
Other accrued liabilities	42,370	35,559

Total long-term liabilities	4,343,954	4,344,020

Stockholders’ deficit:
Common stock	394	389
Additional paid-in capital	34,124	243
Retained deficit	(3,242,627)	(3,412,649)
Accumulated other comprehensive loss	(3,422)	(3,742)

Total stockholders’ deficit	(3,211,531)	(3,415,759)

Total liabilities and stockholders’ deficit	$1,620,948	$1,382,092

(1) The balance sheet at December 29, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(In thousands, except per share data)	September 6, 2020	September 8, 2019	September 6, 2020	September 8, 2019
Revenues:
U.S. Company-owned stores	$113,254	$94,575	$329,820	$323,026
U.S. franchise royalties and fees	118,054	97,047	335,898	289,349
Supply chain	573,661	485,110	1,625,502	1,424,787
International franchise royalties and fees	54,602	54,586	160,202	164,145
U.S. franchise advertising	108,148	89,494	309,422	267,115

Total revenues	967,719	820,812	2,760,844	2,468,422

Cost of sales:
U.S. Company-owned stores	90,788	71,610	258,007	247,516
Supply chain	514,950	432,951	1,443,608	1,265,695

Total cost of sales	605,738	504,561	1,701,615	1,513,211

Operating margin	361,981	316,251	1,059,229	955,211

General and administrative	91,652	83,728	268,209	262,640
U.S. franchise advertising	108,148	89,494	309,422	267,115

Income from operations	162,181	143,029	481,598	425,456
Interest income	197	968	1,769	2,583
Interest expense	(38,605)	(33,752)	(117,802)	(102,672)

Income before provision for income taxes	123,773	110,245	365,565	325,367
Provision for income taxes	24,644	23,872	26,166	53,985

Net income	$99,129	$86,373	$339,399	$271,382

Earnings per share:
Common stock - basic	$2.53	$2.11	$8.70	$6.63
Common stock - diluted	2.49	2.05	8.54	6.44
The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(In thousands)	September 6, 2020	September 8, 2019	September 6, 2020	September 8, 2019
Net income	$99,129	$86,373	$339,399	$271,382
Currency translation adjustment	1,113	270	320	491

Comprehensive income	$100,242	$86,643	$339,719	$271,873

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Fiscal Quarters Ended
(In thousands)	September 6, 2020	September 8, 2019
Cash flows from operating activities:
Net income	$339,399	$271,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,116	40,982
Loss on sale/disposal of assets	1,530	3,141
Amortization of debt issuance costs	3,853	3,288
Provision for deferred income taxes	3,681	1,627
Non-cash equity-based compensation expense	14,934	13,269
Excess tax benefits from equity-based compensation	(56,862)	(19,670)
Provision for losses on accounts and notes receivable	1,536	774
Changes in operating assets and liabilities	(14,146)	16,214
Changes in advertising fund assets and liabilities, restricted	32,358	(6,411)

Net cash provided by operating activities	370,399	324,596

Cash flows from investing activities:
Capital expenditures	(51,163)	(42,676)
Purchase of investments (Note 9)	(40,000)	–
Proceeds from sale of assets	11	9,738
Maturities of advertising fund investments, restricted	–	30,152
Other	83	(351)

Net cash used in investing activities	(91,069)	(3,137)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	158,000	–
Repayments of long-term debt and finance lease obligations	(190,843)	(91,860)
Proceeds from exercise of stock options	26,526	10,122
Purchases of common stock	(79,590)	(105,149)
Tax payments for restricted stock upon vesting	(6,584)	(5,820)
Payments of common stock dividends and equivalents	(61,093)	(53,598)

Net cash used in financing activities	(153,584)	(246,305)

Effect of exchange rate changes on cash	243	139

Change in cash and cash equivalents, restricted cash and cash equivalents	125,989	75,293

Cash and cash equivalents, beginning of period	190,615	25,438
Restricted cash and cash equivalents, beginning of period	209,269	166,993
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	84,040	44,988

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	483,924	237,419

Cash and cash equivalents, end of period	330,719	66,706
Restricted cash and cash equivalents, end of period	160,330	177,292
Cash and cash equivalents included in advertising fund assets, restricted, end of period	118,864	68,714

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$609,913	$312,712

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)
September 6, 2020
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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended September 6, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2021.
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

	Fiscal Quarters Ended September 6, 2020 and September 8, 2019
	U.S. Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2020	$339,456	$605,481	$54,602	$(31,820)	$—	$967,719
2019	281,116	511,709	54,586	(26,599)	—	820,812
Income from operations
2020	$98,743	$46,356	$44,420	N/A	$(27,338)	$162,181
2019	80,188	40,513	42,281	N/A	(19,953)	143,029
Segment Income
2020	$101,513	$51,114	$44,461	N/A	$(13,689)	$183,399
2019	82,556	44,432	42,337	N/A	(8,172)	161,153

	Three Fiscal Quarters Ended September 6, 2020 and September 8, 2019
	U.S. Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2020	$975,140	$1,717,225	$160,202	$(91,723)	$—	$2,760,844
2019	879,490	1,513,380	164,145	(88,593)	—	2,468,422
Income from operations
2020	$284,324	$146,193	$124,252	N/A	$(73,171)	$481,598
2019	237,852	123,840	126,467	N/A	(62,703)	425,456
Segment Income
2020	$292,724	$159,455	$124,375	N/A	$(34,376)	$542,178
2019	248,160	135,861	126,628	N/A	(27,801)	482,848
The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 6, 2020	September 8, 2019	September 6, 2020	September 8, 2019
Total Segment Income	$183,399	$161,153	$542,178	$482,848
Depreciation and amortization	(15,327)	(13,132)	(44,116)	(40,982)
Loss on sale/disposal of assets	(986)	(312)	(1,530)	(3,141)
Non-cash equity-based compensation expense	(4,905)	(4,680)	(14,934)	(13,269)

Income from operations	162,181	143,029	481,598	425,456
Interest income	197	968	1,769	2,583
Interest expense	(38,605)	(33,752)	(117,802)	(102,672)

Income before provision for income taxes	$123,773	$110,245	$365,565	$325,367

3. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 6, 2020	September 8, 2019	September 6, 2020	September 8, 2019
Net income available to common stockholders - basic and diluted	$99,129	$86,373	$339,399	$271,382

Basic weighted average number of shares	39,246,231	40,954,279	38,990,149	40,947,693
Earnings per share – basic	$2.53	$2.11	$8.70	$6.63
Diluted weighted average number of shares	39,791,805	42,040,291	39,724,289	42,158,447
Earnings per share – diluted	$2.49	$2.05	$8.54	$6.44

The denominator used in calculating diluted earnings per share for the third quarter and three fiscal quarters of 2020 did not include 52,390 and 53,130 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the third quarter and three fiscal quarters of 2020 each did not include 118,518 restricted performance shares, as the performance targets for these awards had not yet been met.
The denominators used in calculating diluted earnings per share for the third quarter and three fiscal quarters of 2019 each did not include 161,670 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the third quarter and three fiscal quarters of 2019 each did not include 142,477 restricted performance shares, as the performance targets for these awards had not yet been met.
4. Changes in Stockholders’ Deficit
The following table summarizes changes in stockholders’ deficit for the third quarter of 2020.

			Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss

	Common Stock
	Shares	Amount
Balance at June 14, 2020	39,347,213	$393	$32,251	$(3,311,015)	$(4,535)
Net income	—	—	—	99,129	—
Dividends declared on common stock and equivalents ($ 0.78 per share)	—	—	—	(30,741)	—
Issuance and cancellation of stock awards, net	32,676	1	—	—	—
Tax payments for restricted stock upon vesting	(12,195)	—	(4,757)	—	—
Exercise of stock options	24,781	—	1,725	—	—
Non-cash equity-based compensation expense	—	—	4,905	—	—
Currency translation adjustment	—	—	—	—	1,113

Balance at September 6, 2020	39,392,475	$394	$34,124	$(3,242,627)	$(3,422)

The following table summarizes changes in stockholders’ deficit for the three fiscal quarters of 2020.

			Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss

	Common Stock
	Shares	Amount
Balance at December 29, 2019	38,934,009	$389	$243	$(3,412,649)	$(3,742)
Net income	—	—	—	339,399	—
Dividends declared on common stock and equivalents ($2.34 per share)	—	—	—	(91,880)	—
Issuance and cancellation of stock awards, net	38,389	1	—	—	—
Tax payments for restricted stock upon vesting	(18,215)	—	(6,584)	—	—
Purchases of common stock	(271,064)	(3)	(988)	(78,599)	—
Exercise of stock options	709,356	7	26,519	—	—
Non-cash equity-based compensation expense	—	—	14,934	—	—
Adoption of ASC 326 (Note 10)	—	—	—	1,102	—
Currency translation adjustment	—	—	—	—	320

Balance at September 6, 2020	39,392,475	$394	$34,124	$(3,242,627)	$(3,422)

Subsequent to the third quarter, on October 6, 2020, the Company’s Board of Directors declared a $0.78 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 15, 2020 to be paid on December 30, 2020.

The following table summarizes changes in stockholders’ deficit for the third quarter of 2019.

			Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss

	Common Stock
	Shares	Amount
Balance at June 16, 2019	41,232,358	$412	$10,788	$(2,911,278)	$(4,208)
Net income	—	—	—	86,373	—
Dividends declared on common stock and equivalents ($0.65 per share)	—	—	—	(26,569)	—
Issuance and cancellation of stock awards, net	45,479	—	—	—	—
Tax payments for restricted stock upon vesting	(12,603)	—	(3,253)	—	—
Purchases of common stock	(384,338)	(3)	(12,972)	(80,721)	—
Exercise of stock options	18,100	—	832	—	—
Non-cash equity-based compensation expense	—	—	4,680	—	—
Currency translation adjustment	—	—	—	—	270

Balance at September 8, 2019	40,898,996	$409	$75	$(2,932,195)	$(3,938)

The following table summarizes changes in stockholders’ deficit for the three fiscal quarters of 2019.

			Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss

	Common Stock
	Shares	Amount
Balance at December 30, 2018	40,977,561	$410	$569	$(3,036,471)	$(4,429)
Net income	—	—	—	271,382	—
Dividends declared on common stock and equivalents ($1.95 per share)	—	—	—	(80,023)	—
Issuance and cancellation of stock awards, net	50,640	—	—	—	—
Tax payments for restricted stock upon vesting	(22,044)	—	(5,820)	—	—
Purchases of common stock	(430,182)	(4)	(18,062)	(87,083)	—
Exercise of stock options	323,021	3	10,119	—	—
Non-cash equity-based compensation expense	—	—	13,269	—	—
Currency translation adjustment	—	—	—	—	491

Balance at September 8, 2019	40,898,996	$409	$75	$(2,932,195)	$(3,938)

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
The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the Company’s Level 3 investment (Note 9) is not readily determinable. The fair value represents its cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments. The following tables summarize the carrying amounts and estimated fair values of certain assets at September 6, 2020 and December 29, 2019:

	At September 6, 2020
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$276,905	$276,905	$—	$—
Restricted cash equivalents	102,763	102,763	—	—
Investments in marketable securities	12,043	12,043	—	—
Advertising fund cash equivalents, restricted	97,190	97,190	—	—
Investments (Note 9)	40,000	—	—	40,000

	At December 29, 2019
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$180,459	$180,459	$—	$—
Restricted cash equivalents	126,963	126,963	—	—
Investments in marketable securities	11,982	11,982	—	—
Advertising fund cash equivalents, restricted	67,851	67,851	—	—
Company management estimated the approximate fair values of the 2015 fixed rate notes, the 2017 fixed and floating rate notes, the 2018 fixed rate notes and the 2019 fixed rate notes as follows:

	September 6, 2020		December 29, 2019
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Fixed Rate Notes	$768,000	$821,760	$774,000	$804,960
2017 Five-Year Fixed Rate Notes	583,500	585,251	588,000	588,588
2017 Ten-Year Fixed Rate Notes	972,500	1,046,410	980,000	1,017,240
2017 Five-Year Floating Rate Notes	291,750	291,458	294,000	294,000
2018 7.5-Year Fixed Rate Notes	416,500	443,156	419,688	431,439
2018 9.25-Year Fixed Rate Notes	392,000	425,320	395,000	414,355
2019 Ten-Year Fixed Rate Notes	669,938	706,114	675,000	675,675
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
The Company borrowed $158.0 million under its variable funding notes in the second quarter of 2020. The Company repaid $100.0 million of these borrowings in the second quarter of 2020 and approximately
$58.0 million in the third quarter of 2020.
The Company had less than $0.1 million of outstanding borrowings under its variable funding notes at September 6, 2020. The Company did not have any outstanding borrowings under its variable funding notes as of December 29, 2019.
The fair values in the table above represent the fair value of such notes at September 6, 2020 and December 29, 2019. In light of the
COVID-19
pandemic (discussed further in Note 11) and its impact on financial markets, these fair values fluctuated significantly during the three fiscal quarters of 2020 and may continue to fluctuate based on market conditions and other factors.
6. Revenue Disclosures
Contract Liabilities
Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Changes in deferred franchise fees and deferred development fees were as follows:

	Three Fiscal Quarters Ended
	September 6, 2020	September 8, 2019
Deferred franchise fees and deferred development fees at beginning of period	$20,463	$19,900
Revenue recognized during the period	(4,302)	(3,923)
New deferrals due to cash received and other	3,937	4,613

Deferred franchise fees and deferred development fees at end of period	$20,098	$20,590

Advertising Fund Assets
As of September 6, 2020, advertising fund assets, restricted of $144.3 million consisted of $118.9 million of cash and cash equivalents, $20.5 million of accounts receivable and $4.9 million of prepaid expenses. As of September 6, 2020, advertising fund cash and cash equivalents included $6.0 million of cash contributed from Company-owned stores that had not yet been expended.
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
The components of operating and finance lease cost for the third quarter and three fiscal quarters of 2020 and the third quarter and three fiscal quarters of 2019 were as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 6, 2020	September 8, 2019	September 6, 2020	September 8, 2019
Operating lease cost	$10,267	$9,150	$30,099	$29,464
Finance lease cost:
Amortization of right-of-use assets	548	254	1,248	763
Interest on lease liabilities	794	473	2,066	1,269

Total finance lease cost	$1,342	$727	$3,314	$2,032

Rent expense totaled $17.4 million and $50.0 million in the third quarter and three fiscal quarters of 2020, respectively, and totaled $16.1 million and $48.4 million in the third quarter and three fiscal quarters of 2019, respectively. Rent expense includes operating lease cost, as well as expense for non-lease
components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Variable rent expense and rent expense for short-term leases were immaterial for the third quarter and three fiscal quarters of 2020 and 2019, respectively.
Supplemental balance sheet information related to the Company’s leases as of September 6, 2020 and December 29, 2019 was as follows:

	September 6, 2020	December 29, 2019
Land and buildings	$45,992	$25,476
Accumulated depreciation and amortization	(9,208)	(7,846)

Finance lease assets, net	$36,784	$17,630

Current portion of long-term debt	$1,662	$1,394
Long-term debt, less current portion	36,986	18,263

Total principal payable on finance leases	$38,648	$19,657

As of September 6, 2020 and December 29, 2019, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	September 6, 2020		December 29, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7 years	17 years	8 years	14 years
Weighted average discount rate	3.8%	8.9%	3.8%	11.7%

Supplemental cash flow information related to leases for the third quarter and three fiscal quarters of 2020 and the third quarter and three fiscal quarters of 2019 was as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 6,	September 8,	September 6,	September 8,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,288	$9,968	$29,455	$30,056
Operating cash flows from finance leases	794	473	2,066	1,269
Financing cash flows from finance leases	348	161	1,388	422
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	10,719	23,434	26,297	49,802
Finance leases	1,717	—	20,463	—
Maturities of lease liabilities as of September 6, 2020 were as follows:

	Operating	Finance
	Leases	Leases
2020	$15,170	$1,275
2021	42,865	4,965
2022	40,942	5,016
2023	35,519	5,075
2024	34,148	4,870
Thereafter	106,034	53,491

Total future minimum rental commitments	274,678	74,692
Less – amounts representing interest	(36,189)	(36,044)

Total lease liabilities	$238,489	$38,648

As of September 6, 2020, the Company has additional leases for one supply chain center and certain supply chain tractors and trailers that had not yet commenced with estimated future minimum rental commitments of approximately $28.8 million. These leases are expected to commence in 2020 with lease terms of up to 15 years. These undiscounted amounts are not included in the table above.
The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees

w
a
s
 $13.9 million as of September 6, 2020. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.
8. Supplemental Disclosures of Cash Flow Information
The Company had
non-cash
investing activities related to accruals for capital expenditures of $5.1 million at September 6, 2020 and $6.9 million at December 29, 2019.
9. Investment in Dash Brands
In the second quarter of 2020, a subsidiary of the Company acquired a non-controlling
interest in Dash Brands for $40.0 million. This investment is an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments within long-term other assets in the Company’s condensed consolidated balance sheet. The Company did not record any adjustments to the carrying amount of $40.0 million in the third quarter or three fiscal quarters of 2020. The Company is contractually required to invest an additional $40.0 million in Dash Brands in the first quarter of 2021, assuming certain performance conditions are satisfied. If such performance conditions are not satisfied, the Company has the option to make such additional investment at
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
30
,
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
was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the
COVID-19
threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized
COVID-19
as a pandemic. During the second and third fiscal quarters of 2020 in the midst of the
COVID-19
pandemic, the Company continued to increase its U.S. Stores revenues. Supply Chain also remained operational, with minimal interruptions due to
COVID-19
and experienced higher volumes as a result of the increases in store sales. The
COVID-19
pandemic negatively impacted the Company’s International Franchise revenues during the second quarter of 2020 due to temporary store closures in certain markets as well as changes in operating procedures and store hours resulting from actions taken to increase social distancing across the Company’s international franchise markets. In the third quarter of 2020, these negative impacts lessened due to the reopening and resumption of normal store hours at the majority of the Company’s international franchised stores that had been temporarily closed for portions of the prior quarter. The Company also made certain investments during the
COVID-19
pandemic related to safety and cleaning equipment, enhanced sick pay and compensation for frontline team members and support for the Company’s franchisees and their communities. The Company is closely monitoring the impact of the pandemic on all aspects of its business and is unable at this time to predict the continued impact that
COVID-19
will have on its business, financial position and operating results in future periods due to numerous uncertainties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unaudited; tabular amounts in millions, except percentages and store data)
The 2020 and 2019 third quarters referenced herein represent the twelve-week periods ended September 6, 2020 and September 8, 2019, respectively. The 2020 and 2019 three fiscal quarters referenced herein represent the thirty-six-week
periods ended September 6, 2020 and September 8, 2019, respectively.
Overview
Domino’s is the largest pizza company in the world based on global retail sales, with more than 17,200 locations in over 90 markets. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Domino’s generates revenues and earnings by charging royalties and fees to our independent franchisees. The Company also generates revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of our own stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza
®
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

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2020		of 2019		Quarters of 2020		Quarters of 2019
Global retail sales growth (versus prior year period, excluding foreign currency impact)		+14.8%		+7.5%		+9.6%		+8.1%
Same store sales growth (1):
U.S. Company-owned stores		+16.6%		+1.7%		+12.4%		+2.3%
U.S. franchise stores		+17.5%		+2.5%		+11.6%		+3.2%

U.S. stores		+17.5%		+2.4%		+11.7%		+3.1%
International stores (excluding foreign currency impact)		+6.2%		+1.7%		+3.0%		+2.0%
Store counts (at end of period):
U.S. Company-owned stores		348		333
U.S. franchise stores		5,891		5,652

U.S. stores		6,239		5,985
International stores		11,017		10,543

Total stores (2)		17,256		16,528

Income statement data:
Total revenues	$967.7	100.0%	$820.8	100.0%	$2,760.8	100.0%	$2,468.4	100.0%
Cost of sales	605.7	62.6%	504.6	61.5%	1,701.6	61.7%	1,513.2	61.3%
General and administrative	91.7	9.4%	83.7	10.2%	268.2	9.7%	262.6	10.7%
U.S. franchise advertising	108.1	11.2%	89.5	10.9%	309.4	11.2%	267.1	10.8%

Income from operations	162.2	16.8%	143.0	17.4%	481.6	17.4%	425.5	17.2%
Interest expense, net	(38.4)	(4.0)%	(32.8)	(4.0)%	(116.0)	(4.2)%	(100.1)	(4.0)%

Income before provision for income taxes	123.8	12.8%	110.2	13.4%	365.6	13.2%	325.4	13.2%
Provision for income taxes	24.6	2.6%	23.9	2.9%	26.2	0.9%	54.0	2.2%

Net income	$99.1	10.2%	$86.4	10.5%	$339.4	12.3%	$271.4	11.0%

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

During the third quarter and three fiscal quarters of 2020, we experienced global retail sales growth and U.S. and international same store sales growth. Our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand. During the third quarter, we launched three new products in the U.S., including chicken wings and two new specialty pizzas, each of which have been positively received by consumers. Beginning at the end of the first quarter of 2020 and through the date of this filing, customer ordering behavior during the
COVID-19
pandemic has resulted in a significant increase in U.S. same store sales. We did not experience significant temporary closures in our U.S. business. Additionally, our supply chain experienced minimal disruptions due to
COVID-19
and experienced higher volumes from the increases in store sales. The
COVID-19
pandemic negatively impacted our international franchise revenues during the second quarter of 2020 due to temporary store closures in certain markets as well as changes in operating procedures and store hours resulting from actions taken to increase social distancing across our international franchise markets. In the third quarter of 2020, these negative impacts lessened due to the reopening and resumption of normal store hours at the majority of our international franchised stores that had been temporarily closed for portions of the prior quarter. Our U.S. and international same store sales growth was also partially offset by our current strategy to increase store concentration in certain markets where we compete.
We also continued our global expansion with the opening of 83 net new stores in the third quarter of 2020, bringing our year-to-date
total to 236. We had 44 net new stores open in the U.S. during the third quarter of 2020. Although 162 gross new stores opened internationally, 123 stores closed, primarily in India. The
COVID-19
pandemic has had a negative impact on anticipated store openings in our international business to-date
due to delays in approvals and government restrictions in certain of the markets that our master franchisees operate. Overall, we believe this global store growth, along with our strong sales, emphasis on technology, operations, and marketing initiatives, have combined to strengthen our brand.
Global retail sales, excluding foreign currency impact, which includes total retail sales at franchise and Company-owned stores worldwide, increased 14.8% in the third quarter of 2020 and increased 9.6% in the three fiscal quarters of 2020. These increases were driven by U.S. and international same store sales growth as well as an increase in store counts during the trailing four quarters. The negative impact of changes in foreign currency exchange rates partially offset this increase, resulting from a generally stronger U.S. dollar when compared to the currencies in the international markets in which we compete. U.S. same store sales growth reflected the sustained positive sales trends and the continued success of our products, marketing and technology platforms, as well as shifts in consumer behavior across the restaurant industry toward delivery and larger order sizes throughout the
COVID-19
pandemic. International same store sales growth also reflected continued positive performance but has been adversely affected by temporary store closures in certain of our international markets as discussed above. Based on information reported to us by our master franchisees, we estimate that as of September 6, 2020, there were fewer than 400 international stores temporarily closed.
Total revenues increased $146.9 million, or 17.9%, in the third quarter of 2020 and increased $292.4 million, or 11.8%, in the three fiscal quarters of 2020. These increases were due primarily to higher U.S. retail sales, which resulted in higher supply chain and U.S. franchise revenues. U.S. Company-owned stores revenues increased in the third quarter of 2020 and three fiscal quarters of 2020 due to same store sales growth, but were partially offset in the three fiscal quarters of 2020 due to the sale of 59 Company-owned stores to certain of our existing U.S. franchisees during the second quarter of 2019 (the “2019 Store Sale”). International franchise revenues in the third quarter and three fiscal quarters of 2020 were pressured by the negative impact of changes in foreign currency exchange rates and targeted financial relief provided to certain of our master franchisees. These changes in revenues are described in more detail below.
Income from operations increased $19.2 million, or 13.4%, in the third quarter of 2020 and increased $56.1 million, or 13.2%, in the three fiscal quarters of 2020. These increases were primarily driven by higher royalty revenues from our U.S. franchised stores, as well as higher supply chain margins. Higher general and administrative expenses partially offset these increases.
Net income increased $12.8 million, or 14.8%, in the third quarter of 2020 and increased $68.0 million, or 25.1%, in the three fiscal quarters of 2020, driven by higher income from operations, partially offset by higher interest expense resulting from a higher average debt balance following our recapitalization transaction completed on November 19, 2019 (the “2019 Recapitalization”) and, to a lesser extent, borrowings under our variable funding notes in 2020. Net income in the three fiscal quarters of 2020 also benefited from lower tax expense resulting primarily from higher excess tax benefits from equity-based compensation.
Revenues

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2020		of 2019		Quarters of 2020		Quarters of 2019
U.S. Company-owned stores	$113.3	11.7%	$94.6	11.5%	$329.8	11.9%	$323.0	13.1%
U.S. franchise royalties and fees	118.1	12.2%	97.0	11.8%	335.9	12.2%	289.3	11.7%
Supply chain	573.7	59.3%	485.1	59.1%	1,625.5	58.9%	1,424.8	57.8%
International franchise royalties and fees	54.6	5.6%	54.6	6.7%	160.2	5.8%	164.1	6.6%
U.S. franchise advertising	108.1	11.2%	89.5	10.9%	309.4	11.2%	267.1	10.8%

Total revenues	$967.7	100.0%	$820.8	100.0%	$2,760.8	100.0%	$2,468.4	100.0%

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
U.S. Stores Revenues

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2020		of 2019		Quarters of 2020		Quarters of 2019
U.S. Company-owned stores	$113.3	33.4%	$94.6	33.6%	$329.8	33.8%	$323.0	36.7%
U.S. franchise royalties and fees	118.1	34.8%	97.0	34.5%	335.9	34.5%	289.3	32.9%
U.S. franchise advertising	108.1	31.8%	89.5	31.9%	309.4	31.7%	267.1	30.4%

U.S. stores	$339.5	100.0%	$281.1	100.0%	$975.1	100.0%	$879.5	100.0%

U.S. Company-Owned Stores
Revenues from U.S. Company-owned store operations increased $18.7 million, or 19.8%, in the third quarter of 2020 and increased $6.8 million, or 2.1%, in the three fiscal quarters of 2020 due primarily to same store sales growth. The increase in revenues in the three fiscal quarters of 2020 was partially offset by lower revenues resulting from the 2019 Store Sale. Company-owned same store sales increased 16.6% in the third quarter of 2020 and increased 12.4% in the three fiscal quarters of 2020. Company-owned same store sales increased 1.7% in the third quarter of 2019 and increased 2.3% in the three fiscal quarters of 2019.
U.S. Franchise Royalties and Fees
Revenues from U.S. franchise royalties and fees increased $21.1 million, or 21.6%, in the third quarter of 2020 and increased $46.6 million, or 16.1%, in the three fiscal quarters of 2020 due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the period due to net store growth. U.S. franchise royalties were negatively impacted by $3.0 million in the three fiscal quarters of 2020 related to funding we provided to our franchisees for an effort to donate 10 million slices of pizza to people and organizations at the frontlines of the
COVID-19
pandemic in the franchisees’ local communities. U.S. franchise same store sales increased 17.5% in the third quarter of 2020 and increased 11.6% in the three fiscal quarters of 2020. U.S. franchise same store sales increased 2.5% in the third quarter of 2019 and increased 3.2% in the three fiscal quarters of 2019. U.S. franchise royalties and fees further benefited in both the third quarter and the three fiscal quarters of 2020 from an increase in revenues from fees paid by franchisees for the use of our technology platforms.
U.S. Franchise Advertising
Revenues from U.S. franchise advertising increased $18.6 million, or 20.8%, in the third quarter of 2020 and increased $42.3 million, or 15.8%, in the three fiscal quarters of 2020 due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the period due to net store growth.
Supply Chain
Supply chain revenues increased $88.6 million, or 18.3%, in the third quarter of 2020 and increased $200.7 million, or 14.1%, in the three fiscal quarters of 2020. These increases were primarily due to higher volumes from increased orders resulting from U.S. franchise retail sales growth. Our market basket pricing to stores increased 3.8% during the third quarter of 2020, which resulted in an estimated $19.7 million increase in supply chain revenues. Our market basket pricing to stores increased 1.9% during the three fiscal quarters of 2020, which resulted in an estimated $28.1 million increase in supply chain revenues.
International Franchise Royalties and Fee Revenues
Revenues from international franchise royalties and fees were flat in the third quarter of 2020 and decreased $3.9 million, or 2.4%, in the three fiscal quarters of 2020. The impact of changes in foreign currency exchange rates negatively impacted revenue from international royalties and fees by $0.7 million in the third quarter of 2020 and $4.3 million in the three fiscal quarters of 2020. Temporary store closures in certain markets and changes in operating procedures and store hours resulting from actions taken to increase social distancing across certain of the markets in which we operate, as well as targeted financial relief provided to certain of our master franchisees due to the
COVID-19
pandemic, also had a negative impact on international franchise revenues in the third quarter and three fiscal quarters of 2020. These pressures were partially offset by same store sales growth. Excluding the impact of changes in foreign currency exchange rates, international franchise same store sales increased 6.2% in the third quarter of 2020 and increased 3.0% in the three fiscal quarters of 2020. Excluding the impact of changes in foreign currency exchange rates, international franchise same store sales increased 1.7% in the third quarter of 2019 and increased 2.0% in the three fiscal quarters of 2019.

Cost of Sales / Operating Margin

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2020		of 2019		Quarters of 2020		Quarters of 2019
Consolidated revenues	$967.7	100.0%	$820.8	100.0%	$2,760.8	100.0%	$2,468.4	100.0%
Consolidated cost of sales	605.7	62.6%	504.6	61.5%	1,701.6	61.6%	1,513.2	61.3%

Consolidated operating margin	$362.0	37.4%	$316.3	38.5%	$1,059.2	38.4%	$955.2	38.7%

Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs.
Consolidated operating margin (which we define as revenues less cost of sales) increased $45.7 million, or 14.5%, in the third quarter of 2020 and increased $104.0 million, or 10.9%, in the three fiscal quarters of 2020 due primarily to higher U.S. franchise revenues and higher supply chain volumes. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin.
As a percentage of revenues, the consolidated operating margin decreased 1.1 percentage points in the third quarter of 2020 and decreased 0.3 percentage points in the three fiscal quarters of 2020. Company-owned store operating margin decreased 4.5 percentage points in the third quarter of 2020 and decreased 1.6 percentage points in the three fiscal quarters of 2020. Supply chain operating margin decreased 0.6 percentage points in the third quarter of 2020 and remained flat in the three fiscal quarters of 2020. These changes in operating margin are more fully discussed below.
U.S. Company-Owned Stores Operating Margin

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2020		of 2019		Quarters of 2020		Quarters of 2019
Revenues	$113.3	100.0%	$94.6	100.0%	$329.8	100.0%	$323.0	100.0%
Cost of sales	90.8	80.2%	71.6	75.7%	258.0	78.2%	247.5	76.6%

Store operating margin	$22.5	19.8%	$23.0	24.3%	$71.8	21.8%	$75.5	23.4%

The U.S. Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) decreased $0.5 million, or 2.2%, in the third quarter of 2020 due primarily to higher labor costs, partially offset by higher same store sales. The U.S. Company-owned store operating margin decreased $3.7 million, or 4.9%, in the three fiscal quarters of 2020 due primarily to the 2019 Store Sale and to a lesser extent, higher labor costs, partially offset by same store sales growth. As a percentage of store revenues, the store operating margin decreased 4.5 percentage points in the third quarter of 2020 and decreased 1.6 percentage points in the three fiscal quarters of 2020. These changes in operating margin as a percentage of revenues are discussed in more detail below.

•
Food costs increased 0.1 percentage points to 27.5% in the third quarter of 2020 due to higher food prices, partially offset by the leveraging of higher same store sales. Food costs decreased 0.1 percentage points to 27.0% in the first three fiscal quarters of 2020 due to the leveraging of higher same store sales.

•
Labor costs increased 3.7 percentage points to 31.8% in the third quarter of 2020 and increased 1.4 percentage points to 31.0% in the three fiscal quarters of 2020 due primarily to additional compensation expense for frontline team members during the
COVID-19
pandemic. In the three fiscal quarters of 2020, these increases were partially offset by reduced labor costs as a percentage of store revenues resulting from the 2019 Store Sale due to the higher labor rates in the market in which the sold stores operated.

•
Occupancy costs decreased 0.8 percentage points to 7.5% in the third quarter of 2020 and decreased 0.4 percentage points to 7.4% in the three fiscal quarters of 2020 due primarily to the leveraging of higher same store sales.

•
Repairs and maintenance cost increased 0.9 percentage points to 1.8% in the third quarter of 2020 and increased 0.4 percentage points to 1.2% in the three fiscal quarters of 2020 due to preventative maintenance in our stores.

Supply Chain Operating Margin

	Third Quarter		Third Quarter		Three Fiscal		Three Fiscal
	of 2020		of 2019		Quarters of 2020		Quarters of 2019
Revenues	$573.7	100.0%	$485.1	100.0%	$1,625.5	100.0%	$1,424.8	100.0%
Cost of sales	515.0	89.8%	433.0	89.2%	1,443.6	88.8%	1,265.7	88.8%

Supply chain operating margin	$58.7	10.2%	$52.2	10.8%	$181.9	11.2%	$159.1	11.2%

Supply chain operating margin increased $6.5 million, or 12.6%, in the third quarter of 2020 and increased $22.8 million, or 14.3%, in the three fiscal quarters of 2020, primarily driven by higher volumes from increased orders. As a percentage of supply chain revenues, the supply chain operating margin decreased 0.6 percentage points in the third quarter of 2020 and remained flat in the three fiscal quarters of 2020 due primarily to higher food costs, partially offset in the third quarter of 2020 and fully offset in the three fiscal quarters of 2020 by lower labor and delivery costs as a percentage of revenues.
General and Administrative Expenses
General and administrative expenses increased $8.0 million, or 9.5%, in the third quarter of 2020 and increased $5.6 million, or 2.1%, in the three fiscal quarters of 2020, driven by higher variable performance-based compensation expense.
U.S. Franchise Advertising Expenses
U.S. franchise advertising expenses increased $18.6 million, or 20.8%, in the third quarter of 2020 and increased $42.3 million, or 15.8%, in the three fiscal quarters of 2020 due to higher U.S. franchise advertising revenues. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit
advertising fund is obligated to expend such revenues on advertising and these revenues cannot be used for general corporate purposes.
Interest Expense, Net
Interest expense, net increased $5.6 million, or 17.2%, in the third quarter of 2020 and increased $15.9 million, or 15.9%, in the three fiscal quarters of 2020 driven primarily by higher average debt balances resulting from the 2019 Recapitalization and borrowings under the Company’s variable funding notes in the three fiscal quarters of 2020.
The Company’s weighted average borrowing rate decreased to 3.9% in both the third quarter and the three fiscal quarters of 2020, from 4.1% in both the third quarter and the three fiscal quarters of 2019, resulting from the lower interest rates on the debt outstanding in 2020 as compared to the same periods in 2019.
Provision for Income Taxes
Provision for income taxes increased $0.8 million, or 3.2%, in the third quarter of 2020 due to higher pre-tax
income, partially offset by higher excess tax benefits on equity-based compensation, which are recorded as a reduction to the income tax provision. Provision for income taxes decreased $27.8 million, or 51.5%, in the three fiscal quarters of 2020 due primarily to higher excess tax benefits on equity-based compensation, partially offset by higher pre-tax
income. The Company recognized $3.4 million in excess tax benefits in the third quarter of 2020 as compared to $1.2 million in the third quarter of 2019 and recognized $56.9 million in excess tax benefits in the three fiscal quarters of 2020 as compared to $19.7 million in the three fiscal quarters of 2019, resulting from a significant increase in stock options exercised in 2020 as compared to 2019. The effective tax rate decreased to 19.9% in the third quarter of 2020 and decreased to 7.2% in the three fiscal quarters of 2020 as compared to 21.7% in the third quarter of 2019 and 16.6% in the three fiscal quarters of 2019.
COVID-19
Impact
As of September 6, 2020, nearly all of our U.S. stores remained open, with stores deploying contactless delivery and carryout solutions. Based on information reported to us by our master franchisees, we estimate that as of September 6, 2020, there were fewer than 400 international stores temporarily closed.
As discussed further in “Liquidity and Capital Resources”, given the market uncertainty arising from
COVID-19,
we took a precautionary measure and borrowed $158.0 million under our variable funding notes during the second quarter of 2020. We repaid $100.0 million of these borrowings during the second quarter of 2020 and $58.0 million in the third quarter of 2020. As of September 6, 2020, we had less than $0.1 million outstanding under our variable funding notes.
During the
COVID-19
pandemic, we also made certain investments related to safety and cleaning equipment, enhanced sick pay and compensation for frontline team members and support for our franchisees and their communities. While it is not possible at this time to estimate the full continued impact that
COVID-19
could have on our business, the continued spread of
COVID-19
and the measures taken by the governments of countries affected could disrupt our continuing operations and supply chain and, as a result, could adversely impact our business, financial condition or results of operations.

Liquidity and Capital Resources
Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 35 to 45 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. The use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock reduces our working capital amounts. As of September 6, 2020, we had working capital of $301.7 million, excluding restricted cash and cash equivalents of $160.3 million, advertising fund assets, restricted, of $144.3 million and advertising fund liabilities of $138.3 million. Working capital includes total unrestricted cash and cash equivalents of $330.7 million.
During the third quarter and three fiscal quarters of 2020, we experienced increases in both U.S. and international same store sales versus the comparable periods in the prior year. Additionally, our U.S. and international businesses grew store counts in the third quarter and the three fiscal quarters of 2020. These factors contributed to our continued ability to generate positive operating cash flows. We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, excess cash from our recapitalization transactions and available borrowings under our variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock. We did not have any material commitments for capital expenditures as of September 6, 2020.
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
Restricted Cash
As of September 6, 2020, we had approximately $113.6 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $46.1 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.6 million of other restricted cash for a total of $160.3 million of restricted cash and cash equivalents. As of September 6, 2020, we also held $118.9 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.
Long-Term Debt
As of September 6, 2020, we had approximately $4.11 billion of total debt, of which $43.7 million was classified as a current liability. Our fixed and floating rate notes from the recapitalizations we completed in 2019, 2018, 2017 and 2015 have original scheduled principal payments of $10.5 million in the remainder of 2020, $42.0 million in 2021, $897.0 million in 2022, $33.0 million in each of 2023 and 2024, $1.15 billion in 2025, $20.8 million in 2026, $1.28 billion in 2027, $6.8 million in 2028 and $614.3 million in 2029. As of September 6, 2020, we had less than $0.1 million of outstanding borrowings under our variable funding notes and approximately $160.0 million available for borrowing, net of letters of credit issued of $40.0 million. The letters of credit are primarily related to our casualty insurance programs and supply chain center leases. Borrowings under the variable funding notes are available to fund our working capital requirements, capital expenditures and, subject to other limitations, other general corporate purposes including dividend payments and share repurchases.
Share Repurchase Programs
Our share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our variable funding notes. The Company’s Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company’s common stock on October 4, 2019.
During the first week of the first quarter of 2020, we repurchased and retired 271,064 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $79.6 million. We did not repurchase and retire any shares of our common stock during the remainder of the first quarter or during the second or third quarters of 2020. As of September 6, 2020, the Company had a total remaining authorized amount for share repurchases of approximately $326.6 million.

During the third quarter of 2019, we repurchased and retired 384,338 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $93.7 million. During the three fiscal quarters of 2019, we repurchased and retired 430,182 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $105.1 million.
Dividends
On June 30, 2020, the Company paid a $0.78 dividend to its shareholders of record as of June 15, 2020. During the third quarter of 2020, on July 15, 2020, the Company’s Board of Directors declared a $0.78 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2020, which was paid on September 30, 2020.
Subsequent to the third quarter, on October 6, 2020, the Company’s Board of Directors declared a $0.78 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 15, 2020 to be paid on December 30, 2020.
The following table illustrates the main components of our cash flows:

(In millions)	Three Fiscal Quarters of 2020	Three Fiscal Quarters of 2019
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$370.4	$324.6
Net cash used in investing activities	(91.1)	(3.1)
Net cash used in financing activities	(153.6)	(246.3)
Exchange rate changes	0.2	0.1

Change in cash and cash equivalents, restricted cash and cash equivalents	$126.0	$75.3

Operating Activities
Cash provided by operating activities increased $45.8 million in the three fiscal quarters of 2020 due to an increase in net income of $68.0 million and higher non-cash
amounts of $6.6 million. These increases were partially offset by a $28.8 million negative impact of changes in operating assets and liabilities in 2020 as compared to 2019, which primarily related to an increase in our inventory and accounts receivable balances, as well as the timing of payments on accounts payable. These operating asset and liability changes were partially offset by an increase in advertising fund assets and liabilities, restricted in 2020 as compared to 2019 due to lower spending of fund assets.
Investing Activities
Cash used in investing activities was $91.1 million in the three fiscal quarters of 2020, which consisted primarily of capital expenditures of $51.2 million (driven primarily by investments in technological initiatives, supply chain centers and corporate stores) and the investment in Dash Brands of $40.0 million.
Cash used in investing activities was $3.1 million in the three fiscal quarters of 2019. We used $42.7 million of cash for capital expenditures (driven primarily by investments in technological initiatives and supply chain centers). This use of cash was partially offset by maturities of advertising fund investments, restricted of $30.2 million and proceeds from the sale of assets of $9.7 million, which primarily related to the 2019 Store Sale.
Financing Activities
Cash used in financing activities was $153.6 million in the three fiscal quarters of 2020. We borrowed $158.0 million under our variable funding notes during the three fiscal quarters of 2020 and repaid $190.8 million of long-term debt (of which approximately $158.0 million related to the repayment of borrowings under our variable funding notes). We also repurchased approximately $79.6 million in common stock under our Board of Directors-approved share repurchase program in the first week of 2020, made dividend payments to our shareholders of $61.1 million and made tax payments for restricted stock upon vesting of $6.6 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $26.5 million.
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
and in our Quarterly Reports on Form
10-Q
for the quarterly periods ended March 22, 2020 and June 14, 2020. Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our substantial increased indebtedness as a result of our recapitalization transactions and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future; the impact a downgrade in our credit rating may have on our business, financial condition and results of operations; our future financial performance and our ability to pay principal and interest on our indebtedness; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry, including the food service and food delivery markets; our ability to manage difficulties associated with or related to the
COVID-19
pandemic and the effects of
COVID-19
on our business and supply chain; the impact of social media and other consumer-oriented technologies on our business, brand and reputation; new product, digital ordering and concept developments by us, and other food-industry competitors; the impact of new or improved technologies and alternative methods of delivery on consumer behavior; our ability to maintain good relationships with and attract new franchisees, and franchisees’ ability to profitably manage their operations without negatively impacting our brand’s reputation; our ability to successfully implement cost-saving strategies; our ability and that of our franchisees to successfully operate in the current and future credit environment; changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in operating expenses resulting from changes in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness, health epidemics or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate; changes in foreign currency exchange rates; our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel; our ability to find and/or retain suitable real estate for our stores and supply chain centers; changes in government legislation and regulations, including changes in laws and regulations regarding information privacy, payment methods consumer protection and social media; adverse legal judgments or settlements; food-borne illness or contamination of products; data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees; the effect of war, terrorism, catastrophic events or climate change; our ability to pay dividends and repurchase shares; changes in consumer preferences, spending and traffic patterns and demographic trends; actions by activist investors; changes in accounting policies; and adequacy of our insurance coverage. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. All forward-looking statements speak only as of the date of this filing and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or other applicable law, we will not undertake, and specifically disclaim, any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this filing, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on the forward-looking statements included in this filing or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we issued fixed and floating rate notes and entered into variable funding notes and, at September 6, 2020, we are exposed to interest rate risk on borrowings under our floating rate notes and variable funding notes. As of September 6, 2020, we had less than $0.1 million of outstanding borrowings under our variable funding notes. Our floating rate notes and our variable funding notes bear interest at fluctuating interest rates based on LIBOR.
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
We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 5.6% of our total revenues in the third quarter of 2020, approximately 5.8% of our total revenues in the three fiscal quarters of 2020, approximately 6.7% of our total revenues in the third quarter of 2019 and approximately 6.6% of our total revenues in the three fiscal quarters of 2019 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange rate risk. A hypothetical 10% adverse change in the foreign currency exchange rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $14.1 million in the three fiscal quarters of 2020.
Item 4. Controls and Procedures.
Management, with the participation of the Company’s Chief Executive Officer, Richard E. Allison, Jr., and Executive Vice President and Chief Financial Officer, Stuart A. Levy, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in
Rules 13a-15(e) and 15d-15(e) under
the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Mr. Allison and Mr. Levy concluded that the Company’s disclosure controls and procedures were effective.
During the quarterly period ended September 6, 2020, there were no changes in the Company’s internal controls over financial reporting, as defined in
Rules 13a-15(f) and 15d-15(f) under
the Securities and Exchange Act of 1934, as amended, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #7 (June 15, 2020 to July 12, 2020)	1,040	$374.76	—	$326,552
Period #8 (July 13, 2020 to August 9, 2020)	1,548	394.08	—	326,552
Period #9 (August 10, 2020 to September 6, 2020)	1,540	410.67	—	326,552

Total	4,128	$395.40	—	$326,552

(1)	4,128 shares in the third quarter of 2020 were purchased as part of the Company’s employee stock payroll deduction plan at an average price of $395.40.
(2)
As of September 6, 2020, the Company had a Board of Directors-approved share repurchase program for up to $1.0 billion of our common stock, of which $326.6 million remained available for future purchases of our common stock. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

10.1	Employment Agreement dated as of August 3, 2020 between Domino’s Pizza LLC and Stuart A. Levy.

31.1	Certification by Richard E. Allison, Jr. pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by Stuart A. Levy pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by Richard E. Allison, Jr. pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by Stuart A. Levy pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC. (Registrant)

Date: October 8, 2020	/s/ Stuart A. Levy
Stuart A. Levy
Executive Vice President, Chief Financial Officer (Principal Financial Officer)