Form 10-K
period 2021-01-03
DOMINOS PIZZA INC
filed 2021-02-25
CIK 1286681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2021
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act): Yes  ☐    No  ☒
The aggregate market value of the voting and
non-voting
common stock held by
non-affiliates
of Domino’s Pizza, Inc. as of June 14, 2020 computed by reference to the closing price of Domino’s Pizza, Inc.’s common stock on the New York Stock Exchange on such date was $14,785,755,999.
As of February 18, 2021, Domino’s Pizza, Inc. had 38,803,504 shares of common stock, par value $0.01 per share, outstanding.
Documents incorporated by reference:
Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 27, 2021 are incorporated by reference into Part III.

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

Part I
Item 1. Business.
Overview
Domino’s is the largest pizza company in the world based on global retail sales, with more than 17,600 locations in over 90 markets around the world as of January 3, 2021. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. We are a highly-recognized global brand and we focus on serving neighborhoods locally through our large global network of franchise owners and U.S. Company-owned stores. We are primarily a franchisor, with approximately 98% of Domino’s stores currently owned and operated by our independent franchisees. Franchising enables an individual to be his or her own employer and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.
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
fees for use of the Domino’s
®
brand marks. We also generate revenues and earnings by selling food, equipment and supplies to franchisees through our supply chain operations, primarily in the U.S. and Canada, and by operating a number of Company-owned stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza
®
brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising
and selling food and equipment to those
sub-franchisees,
as well as by running pizza stores. We believe that everyone in the system can benefit, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.
The Domino’s business model can yield strong returns for our franchise owners and our Company-owned stores. It can also yield significant cash flows to us, through a consistent franchise royalty payment and supply chain revenue stream, with moderate capital expenditures. We have historically returned cash to shareholders through dividend payments and share repurchases. These factors emphasize our focus on our stakeholders, including our customers, team members, franchisees, communities and shareholders.
Our History
We pioneered the pizza delivery business and have been delivering quality, affordable food to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. Over the last 60 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.
During 2020, in the midst of the uncertain environment created by the novel coronavirus
(“COVID-19”)
pandemic, we continued to increase global retail sales, and our supply chain operations experienced higher volumes as a result of the increase in U.S. retail sales. We also launched three new products in the U.S., including new and improved chicken wings and the new chicken taco and cheeseburger specialty pizzas, each of which has been positively received by consumers. Additionally, emphasis on technological innovation helped us achieve more than half of all global retail sales in 2020 from digital channels. In the U.S., we have developed several innovative ordering platforms, including those for Google Home, Facebook Messenger, Apple Watch, Amazon Echo, Twitter and more. In 2019, we announced a partnership with Nuro to further our exploration and testing of autonomous pizza delivery. In 2020, we added GPS to our Domino’s Tracker
®
, which allows customers to monitor the progress of their food, from the preparation stages to the time it is in the oven, to the time it arrives at their doors. Most recently, we launched a new way to order contactless carryout nationwide – via Domino’s Carside Delivery
™
, which customers can choose when placing a prepaid online order. This new service method emphasizes our commitment to serving hot and delicious pizza in a convenient, contactless manner.
Since 1998, the Company has been structured with a leveraged balance sheet and has completed a number of recapitalization transactions. The Company’s most recent recapitalization transaction in 2019 (the “2019 Recapitalization”) primarily consisted of the issuance of $675.0 million of fixed rate notes. As of January 3, 2021, the Company had $4.12 billion in total debt, which included debt from its 2019 Recapitalization and its previous recapitalization transactions in 2018, 2017 and 2015 (the “2018 Recapitalization,” “2017 Recapitalization” and the “2015 Recapitalization,” respectively, and together with the 2019 Recapitalization, the “2019, 2018, 2017 and 2015 Recapitalizations”).

Our Industry
The U.S. QSR pizza category is large and fragmented. From 2015 through 2020, the U.S. QSR pizza category has grown from $36.0 billion to $38.2 billion. It is the second-largest category within the $272.0 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in
and carryout, with carryout and delivery comprising the two largest segments.
In the U.S., we compete primarily in the delivery and carryout segments of the pizza industry, and we are the dollar market share leader for delivery and a growing leader in carryout. Delivery segment dollars of $14.0 billion in 2020 (up from $10.4 billion in 2015) account for approximately 37% of total U.S. QSR pizza. The four industry leaders, including Domino’s, account for over 63% of U.S. pizza delivery, based on reported consumer spending, with the remaining dollars going to regional chains and independent establishments. From 2015 to 2020, the carryout segment grew from $17.5 billion to $20.3 billion. The four industry leaders, including Domino’s, account for approximately 48% of the carryout segment. (Source: The NPD Group/CREST
®
, year ending November 2020).
In contrast to the U.S., international pizza delivery is relatively underdeveloped, with only Domino’s and two other competitors having a significant global presence. We believe that demand for pizza delivery and pizza carryout is large and growing throughout the world, driven by international consumers’ increasing emphasis on convenience, and our proven success of more than 35 years of conducting business abroad.
Our Competition
The global pizza delivery and carryout segments, as well as the broader QSR sector, are highly competitive. In the U.S., we compete against regional and local companies as well as national chains Pizza Hut
®
, Papa John’s
®
and Little Caesars Pizza
®
. Internationally, we compete primarily with Pizza Hut
®
, Papa John’s
®
and country-specific national and local pizzerias. We generally compete on the basis of product quality, location, image, service, technology, convenience and price. Our business and those of our competitors can be affected by changes in consumer tastes, economic conditions, demographic trends, marketing, advertising, pricing and consumers’ disposable income. We also compete with other food, food delivery and order and delivery aggregation companies, which have continued to grow in size and scale in recent years. We compete not only for customers, but also for management and hourly employees, including store team members, drivers and qualified franchisees, as well as suitable real estate sites.
Our Customers
The Company’s business is not dependent upon a single retail customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2020, 2019 or 2018. As of January 3, 2021, our largest franchisee based on store count, Domino’s Pizza Enterprises (DMP: ASX), operated 2,797 stores in nine international markets, and accounted for 16% of our total store count. Revenues from this master franchisee accounted for 1.5% of our consolidated revenues in 2020. Our international franchise segment only requires a modest amount of general and administrative expenses to support its markets and does not have a cost of sales component. Therefore, the vast majority of these royalty revenues result in profits to us.
Our Menu
We offer a menu designed to present an attractive, quality offering to customers, while keeping it simple enough to minimize order errors and expedite order-taking and food preparation. Our basic menu features pizza products with varying sizes and crust types. Our typical store also offers oven-baked sandwiches, pasta, boneless chicken and chicken wings, bread side items, desserts and soft drink products. International markets vary toppings by country and culture, such as the Indi Tandoori Paneer pizza in India, featuring spicy paneer, peppers and mint mayo, or the Octopus Bomb Shrimp in Korea, featuring shrimp, octopus, vegetables, feta cream and horseradish sauce.
Store Image and Operations
We have been focused on pizza delivery for 60 years, and we also emphasize carryout as a significant component of our business. The majority of our U.S. and international stores are constructed in the carryout-friendly Pizza Theater design. Many of these stores offer casual seating and enable customers to watch the preparation of their orders, but do not offer a full-service dine-in
experience. As a result, our stores generally do not require expensive restaurant facilities and staffing.

Our Business Segments
We operate, and report, three business segments: U.S. stores, international franchise and supply chain.
U.S. Stores
During 2020, our U.S. stores segment accounted for $1.45 billion, or 35% of our consolidated revenues. Our U.S. stores segment consists primarily of our franchise operations, which consisted of 5,992 franchised stores located in the United States as of January 3, 2021. We also operated a network of 363 U.S. Company-owned stores as of January 3, 2021.
Directly operating Domino’s stores contributes significantly to our ability to act as a credible franchisor. We also use our Company-owned stores as test sites for technological innovation and promotions as well as operational improvements. We also use them for training new store managers and operations team members, as well as developing prospective franchisees. While we are primarily a franchised business, we continuously evaluate our mix of U.S. Company-owned and franchise stores. As of January 3, 2021, franchised stores represented approximately 94% of our total store count within our U.S. stores segment.
U.S. Franchise Profile
As of January 3, 2021, our network of 5,992 U.S. franchise stores was owned and operated by 762 independent U.S. franchisees. Our franchise formula enables franchisees to benefit from our brand recognition with a relatively low initial capital investment. As of January 3, 2021, the average U.S. franchisee owned and operated approximately seven stores and had been in our franchise system for over 18 years. Additionally, 19 of our U.S. franchisees operated more than 50 stores (including our largest U.S. franchisee who operated 178 stores) and 228 of our U.S. franchisees each operated one store, each as of that date.
We apply rigorous standards to prospective U.S. franchisees. We generally require them to manage a store for at least one year and graduate from our franchise management school program before being granted the right to franchise. This enables us to observe the operational and financial performance of a potential franchisee prior to entering into a long-term agreement. Substantially all of our independent U.S. franchise owners started their careers with us as delivery drivers or in other in-store
positions, which we believe offers advantages in terms of familiarity with our business and store operations. In addition, we generally restrict the ability of U.S. franchisees to be involved in other businesses, which we believe helps focus our franchisees’ attention on operating their stores. We believe these characteristics and standards are largely unique within the franchise industry and have resulted in qualified and focused franchisees operating Domino’s stores. We maintain a productive relationship with our independent franchise owners through regional franchise teams, distributing materials that help franchise stores comply with our standards and using franchise advisory groups that facilitate communications between us and our franchisees. We consider our relationship with our U.S. franchisees to be good.
U.S. Franchise Agreements
We enter into franchise agreements with U.S. franchisees under which the franchisee is generally granted the right to operate a store in a particular location for a term of ten years, with an ability to renew for an additional term of ten years. We had a franchise agreement renewal rate of approximately 99% in 2020. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchised store. Each franchisee is generally required to pay a 5.5% royalty fee on sales, as well as certain technology fees. In certain instances, we will collect lower rates based on certain incentives.
Our stores in the United States currently contribute 6% of their sales to fund national marketing and advertising campaigns (subject, in certain instances, to lower rates based on certain incentives and waivers). These funds are administered by Domino’s National Advertising Fund Inc. (“DNAF”), our consolidated not-for-profit
advertising subsidiary. The funds are primarily used to purchase media for advertising, and also to support market research, field communications, public relations, commercial production, talent payments and other activities to promote the Domino’s brand. In addition to the national and market-level advertising contributions, U.S. stores generally spend additional funds on local store marketing activities.
We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee’s failure to adhere to the Company’s franchise agreement, failure to make required payments, or failure to adhere to specified Company policies and standards.

International Franchise
During 2020, our international franchise segment accounted for $249.8 million, or 6% of our consolidated revenues. This segment is comprised of a network of franchised stores in more than 90 international markets. At January 3, 2021, we had 11,289 international franchise stores. The principal sources of revenues from those operations are royalty payments generated by retail sales from franchised stores, as well as certain technology fees.
Our international franchisees employ our basic standard operating model and adapt it to satisfy the local eating habits and consumer preferences of various regions outside the U.S. Currently, the vast majority of our international stores operate under master franchise agreements.
We believe Domino’s appeals to potential international franchisees because of our recognized brand name and technological leadership, the moderate capital expenditures required to open and operate the stores and the system’s desirable store-level profitability. Stores in seven of our ten largest international markets in terms of store count are operated by master franchise companies that are publicly traded on stock exchanges as noted in the below table. The following table shows our store count as of January 3, 2021 in our ten largest international markets, which accounted for approximately 62% of our international stores as of that date.

Market	Number of stores
India (JUBLFOOD: NS)	1,313
United Kingdom (DOM: L)	1,144
Mexico (ALSEA: MX)	779
Japan (DMP: ASX)	742
Australia (DMP: ASX)	709
Turkey (DPEU: L)	560
Canada	541
South Korea	466
France (DMP: ASX)	431
China	363
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
International Master Franchise and Other Agreements
Our international master franchise agreements generally grant the franchisee exclusive rights to develop and sub-franchise
stores, and the right to operate supply chain centers in particular geographic areas. Agreements are generally for a term of ten years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time
franchise fee as well as an additional franchise fee upon the opening of each new store. The master franchisee is also required to pay a continuing royalty fee as a percentage of sales, which varies among international markets and may also differ based on certain incentives and concessions, and averaged approximately 2.9% in 2020. We also have agreements with certain of our international master franchisees with respect to certain technology fees.
Supply Chain
During 2020, our supply chain segment accounted for $2.42 billion, or 59% of our consolidated revenues.
We operate 21 regional dough manufacturing and supply chain centers in the U.S., two thin crust manufacturing facilities and one vegetable processing center in the U.S. and five dough manufacturing and supply chain centers in Canada. Our supply chain segment leases a fleet of approximately 900 tractors and trailers. We plan to continue investing in additional supply chain capacity in the future. Our centers produce fresh dough and purchase, receive, store and deliver quality food and other complementary items to substantially all of our U.S. stores and most of our Canadian franchised stores. We regularly supply over 6,800 stores with various food and supplies.

We believe our franchisees voluntarily choose to obtain food, supplies and equipment from us because we offer the most efficient, convenient and cost-effective alternative, while also offering both quality and consistency. Our supply chain segment offers profit-sharing arrangements to U.S. and Canadian franchisees who purchase all of their food for their stores from our centers. These profit-sharing arrangements generally offer participating franchisees and Company-owned stores with 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of the pre-tax
profit from our supply chain center operations. We believe these arrangements strengthen our ties to and provide aligned benefits with franchisees.
Third-Party Suppliers
A significant amount of our annual food spend is with suppliers with whom we maintain long-standing partnerships. Our supply partners are required to meet strict quality standards to ensure food safety. We review and evaluate these partners’ quality assurance programs through (among other actions)
on-site
visits, third-party audits and product evaluations designed to ensure compliance with our standards. We believe the length and quality of our relationships with third-party suppliers provides us with priority service and quality products at competitive prices.
Cheese is our largest food cost. The price we charge to our U.S. franchisees for cheese is formula-based, with the Chicago Mercantile Exchange cheddar block price as the primary component, plus a supply chain markup. As cheese prices fluctuate, our revenues and margin percentages in our supply chain segment also fluctuate; however, actual supply chain dollar margins remain unchanged. We currently purchase our U.S. pizza cheese from a single supplier. Under our September 2017 agreement, our U.S. supplier agreed to provide the Company with an uninterrupted supply of cheese and the Company agreed to a seven-year pricing schedule to purchase all of its U.S. pizza cheese from this supplier. While we expect to meet the terms of this agreement, if we do not, we will be required to repay certain negotiated cost savings as provided in the agreement. The majority of our meat toppings in the U.S. come from a single supplier under a contract that expires in June 2022. We have the right to terminate these arrangements for quality failures and for certain uncured breaches.
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
Over the past five years, our U.S. franchise and Company-owned stores have invested an estimated $2.2 billion in national, co-operative
and local advertising. Our international franchisees also invest significant amounts in advertising efforts in their markets. We continue to reinforce our brand with extensive advertising through various media channels. We have also enhanced the strength of our brand through marketing affiliations with brands such as Coca-Cola.
We are the number one pizza delivery company in the U.S. with a 36% share of pizza delivery based on consumer spending data for the year ending November 2020. For the same period, we are also a growing leader in carryout with a 15% share of carryout pizza consumer spending (Source: The NPD Group/CREST
®
, year ending November 2020). With 6,355 stores located in the U.S., our store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and marketing investments. We believe our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery. Outside the U.S., we have significant market share positions in many of the markets in which we compete.

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
Our menu simplifies and streamlines production and delivery processes and maximizes economies of scale on purchases of our principal food items. In addition, our stores, including those in our Pizza Theater image, are generally smaller and less expensive to build, furnish and maintain as compared to many other restaurant concepts, and they create a positive experience for our carryout customers. The combination of this efficient store model and strong sales volume has resulted in strong store-level economics and, we believe, makes Domino’s an attractive business opportunity for existing and prospective franchisees around the world. We and our franchisees are continuing to focus on growing our global store 2count. In recent years, we have focused specifically on increasing our presence in our existing markets to provide better service to our customers, including shrinking our delivery areas to provide better delivery service and adding locations that are closer to our carryout customers. We call this approach our fortressing strategy.
We believe our store financial returns have led to a strong, well-diversified franchise system. This established franchise system has produced strong cash flows and earnings for us, enabling us to invest in the Domino’s brand, stores, technology and supply chain centers, pay dividends, repurchase and retire shares of our common stock and service our debt obligations.
Technological Innovation
Technological innovation is vital to our brand and our long-term success, and digital ordering is critical to competing in the global pizza and broader QSR industries. Emphasis on technological innovation helped us achieve more than half of all global retail sales in 2020 from digital channels. In the U.S., we have developed several innovative ordering platforms, including those for Google Home, Facebook Messenger, Apple Watch, Amazon Echo, Twitter and more. In 2019, we announced a partnership with Nuro to further our exploration and testing of autonomous pizza delivery. In 2020, we added GPS to our Domino’s Tracker, which allows customers to monitor the progress of their food, from the preparation stages to the time it is in the oven, to the time it arrives at their doors. In mid-2020,
we launched a new way to order contactless carryout nationwide – via Domino’s Carside Delivery
™
, which customers can choose when placing a prepaid online order.
Our Piece of the Pie Rewards
®
loyalty program is meant to reward customers with a program that is simple to understand and easy to use. Upon signing up for the program, customers become rewards members and can earn points for online orders. When rewards members reach a certain amount of points, they can redeem their points for free pizza. Rewards members may also receive exclusive members-only discounts and bonus offers. We may also occasionally provide additional opportunities for participating customers to benefit under the Piece of the Pie Rewards program.
This improved functionality has been developed to work seamlessly with our Domino’s PULSE
™
point-of-sale
system. Our Domino’s PULSE system is designed to drive operating efficiencies for our franchisees and our corporate management and assist franchisees in independently managing their business. As of January 3, 2021, Domino’s PULSE is being used in every Company-owned store in the U.S., in more than 99% of our U.S. franchised stores and in approximately 77% of our international stores. We believe utilizing Domino’s PULSE with our integrated technology solutions throughout our system provides us with competitive advantages over other concepts.
We intend to continue to enhance and grow our online ordering, digital marketing and technological capabilities.

Product Innovation
We believe our core hand-tossed pizza recipe has contributed to long-term growth in customer reorder rates, consumer traffic and increased sales. This recipe is now in use in other markets around the world. Our 60 years of innovation have resulted in numerous new product developments. During 2020, we launched three new products in the U.S., including new and improved chicken wings and the new chicken taco and cheeseburger specialty pizzas, each of which has been positively received by consumers. Product innovation is also present in our global markets, where our master franchisees have the ability to recommend products to suit their local market tastes. Products include the Mayo Jaga in Japan (bacon, potatoes and sweet mayonnaise) and the Saumoneta in France (light cream, potatoes, onions, smoked salmon and dill).
Internal Dough Manufacturing and Supply Chain System
In addition to generating significant revenues and earnings in the U.S. and Canada, we believe our vertically integrated dough manufacturing and supply chain system enhances the quality and consistency of our products, enhances our relationships with franchisees and leverages economies of scale to offer lower costs to our stores. It also allows store managers to focus on store operations and customer service by relieving them of the responsibility of mixing dough in the stores and sourcing other ingredients. Many of our international master franchisees also profit from running supply chain businesses in their respective markets.
Human Capital
As of January 3, 2021, we had approximately 14,400 employees, including 10,400 employees supporting our U.S. Company-owned stores and U.S. franchise operations (our U.S. stores segment), approximately 2,900 employees supporting our U.S. and Canadian supply chain operations (our supply chain segment), approximately 100 employees supporting our international franchise operations (our international franchise segment) and approximately 1,000 corporate employees. Approximately 7,500 of our employees are part-time and approximately 6,900 are full-time equivalent. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Environmental Responsibility
We believe in being strong stewards of the environment through initiatives to reduce the impact of energy, wastewater, land use and waste, both in packaging and food. Since 2015, we have sourced 100% sustainable mass balance palm oil, which is used in some of our products. We have also recently increased the recycled content of our pizza boxes and launched a nationwide campaign to educate municipalities on the recyclability of pizza boxes. We also introduced eBikes for delivery in certain markets around the world, helping us to reduce our carbon footprint. Domino’s is also a member of the Dairy Sustainability Alliance, the Recycling Partnership and the Food Waste Reduction Alliance. You can find more information about these initiatives at
stewardship.dominos.com
.
Community Involvement
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
Thanks and Giving
®
, the Domino’s system has contributed $82.0 million to St. Jude since our partnership began in 2004, including raising $13.3 million in 2020. In 2020, we announced a
10-year,
$100 million campaign to raise funds to build Domino’s Village at St. Jude, a planned housing complex that will accommodate up to 140 patient families during long-term stays at the hospital.
We also support the Domino’s Pizza Partners Foundation (the “Partners Foundation”). Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Primarily funded by team member and franchise contributions, the Partners Foundation is a separate, not-for-profit
organization that has disbursed $8.2 million over the past five years. The Partners Foundation is committed to meeting the needs of Domino’s team members facing crisis situations, such as fire, illness, natural disasters or other personal tragedies. In 2020, Domino’s made a $500,000 donation to the Partners Foundation.
Also in 2020, Domino’s announced a pledge of $3.0 million to support the Black community in the U.S., including $1.0 million to create the Company’s first Black Franchise Opportunity Fund. You can find more information about our community involvement at
stewardship.dominos.com
.

Additional Disclosures
Working Capital
Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., pages 27 through 41.
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
Environmental Matters
We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2020, there were no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in 2021.

Seasonal Operations
The Company’s business is not typically seasonal.
Backlog Orders
The Company had no backlog orders as of January 3, 2021.
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
,
stewardship.dominos.com
and
www.dominos.com
, should not be considered a part of this document.

Item 1A.	Risk Factors.
For a business as large and globally diverse as the Company, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report and our other filings with the SEC, we believe the most significant risk factors affecting our business include the following:
Business, Operational and Industry Risks
The quick service restaurant pizza category and the food service and food delivery markets in general are highly competitive and such competition could adversely affect our operating results.
In the U.S., we compete primarily against regional and local companies as well as national chains Pizza Hut
®
, Papa John’s
®
and Little Caesars Pizza
®
. Internationally, we compete primarily with Pizza Hut
®
, Papa John’s
®
and country-specific national and local companies. We could experience increased competition from existing or new companies in the delivery and carryout pizza category that could create increasing pressures to grow our business in order to maintain our market share. Additionally, we face growing competition from the supermarket industry and meal kit and food delivery providers, with the improvement of prepared food and meal kit offerings, expansion in meal delivery platforms and services and the trend towards convergence in grocery, deli, retail and restaurant services.
We also compete on a broader scale with quick service and other international, national, regional and local restaurants. Competition from order and delivery aggregators and other food delivery services has also increased in recent years and order and delivery aggregators have continued to grow in size and scale. The overall food service market, food delivery market and the quick service restaurant market are intensely competitive with respect to food quality, price, service, image, convenience and concept, and are often affected by changes in:

•	consumer tastes;

•	international, national, regional or local economic conditions;

•	disposable purchasing power;

•	marketing, advertising and pricing, including discounting;

•	demographic trends; and

•	currency fluctuations related to international operations.
We compete within the food service market and the quick service restaurant market not only for customers, but also for management and hourly employees, including store team members, drivers and qualified franchisees, as well as suitable real estate sites. Our supply chain segment is also subject to competition from outside suppliers. While substantially all U.S. franchisees purchased food, equipment and supplies from us in 2020, U.S. franchisees are not required to purchase food, equipment or supplies from us and they may choose to purchase from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our U.S. supply chain centers, our financial condition, business and results of operations would be adversely affected.
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
Worldwide economic activity has been and is expected to continue to be adversely affected by the
COVID-19
pandemic, the scale and scope of which is ultimately unknown, which could adversely affect our business, financial condition and results of operations.
The global
COVID-19
pandemic continues to impact worldwide economic activity. A public health pandemic such as
COVID-19
poses the risk that we and/or our employees, franchisees, supply chain centers, suppliers, customers and other partners may be, or may continue to be, prevented from conducting business activities for an indefinite period of time, including due to shutdowns, travel restrictions, social distancing requirements, stay at home orders and advisories and other restrictions that have been or may be suggested or mandated by governmental authorities, or due to the impact of the disease itself on a business’ workforces. In addition,
COVID-19
may impact the willingness of customers to purchase food prepared outside of the home. The
COVID-19
pandemic may also have the effect of heightening many of the other risks described throughout this report, including but not limited to those relating to our growth strategy, our supply chain and increased food and labor costs, disruption in operations, loss of key employees, our indebtedness, general economic conditions and our international operations.

In response to governmental requirements, we and our franchisees have implemented a number of measures, including, among others, temporarily closing certain of our stores, modifying certain stores’ hours and closing locations to in-store
dining, and we continue to monitor additional developments. We have also made additional operating changes in response to changes in consumer behavior and preferences resulting from
COVID-19,
including offering contactless delivery and carryout options to our customers. While it is not possible at this time to estimate the full impact that
COVID-19
could have on our business going forward, the continued spread of the virus and the measures taken in response have disrupted our operations and could disrupt our supply chain, including our access to face coverings for use in our operations, which could adversely impact our business, financial condition and results of operations. The
COVID-19
pandemic and mitigation measures have also had an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition. The Company’s sales and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the
COVID-19
pandemic, including inflation, deflation, prolonged weak consumer demand, political instability or other changes. While the Company has seen an increase in sales in certain markets, including within the U.S., during the
COVID-19
pandemic, including increased sales related to heightened reliance on delivery and carry-out
businesses, future sales are not possible to estimate and it is unclear whether and to what extent sales will return to more normalized levels if and when consumer behavior and general economic and business activity return to pre-pandemic
levels. The significance of the operational and financial impact to the Company will depend on how long and widespread the disruptions caused by
COVID-19,
and the corresponding response to contain the virus and treat those affected by it, prove to be.
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
A significant component of our growth strategy includes the opening of new U.S. (both Company-owned as well as franchised stores) and international franchised stores. We and our franchisees face many challenges in opening new stores, including, among others:

•	construction, permitting or development delays relating to the COVID-19 pandemic;

•	availability of financing with acceptable terms;

•	selection and availability of suitable new store sites and the ability to renew leases in quality locations;

•	negotiation of acceptable lease or financing terms;

•	securing required U.S. or foreign governmental permits, licenses and approvals;

•	employment and training of qualified personnel; and

•	general economic and business conditions.
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
We and our franchisees are currently planning to expand our U.S. and international operations in many of the markets where we currently operate and in select new markets. This may require considerable management time as well as start-up
expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. In addition, we expect to continue our strategy of building additional stores in markets and regions where we have existing stores, a strategy we refer to as “fortressing,” which may negatively impact sales at existing stores. Therefore, as we continue to expand, we or our franchisees may not experience the operating margins we expect, our results of operations may be negatively impacted, and our common stock price may decline. Additionally, we have an equity investment in Dash Brands Ltd. (“Dash Brands”), as further discussed elsewhere in this report. Through its subsidiaries, Dash Brands serves as the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. These types of investments are inherently risky. If Dash Brands does not succeed or is unable to successfully execute its growth strategy, we may be forced to record impairment charges and could lose some or all of our investment.
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
Reports, whether true or not, of food-borne illnesses (such as E. coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the quick service restaurant market and could in the future as well. The potential for acts of terrorism affecting our global food supply also exists and, if such an event occurs, could have a negative impact on us and could severely hurt sales and profits. In addition, our reputation is an important asset; as a result, anything that damages our reputation could immediately and severely affect our sales and profits. Media reports of illnesses and injuries, whether accurate or not, could force some stores to close or otherwise reduce sales at such stores. Moreover, as described above, social media has dramatically increased the rate at which negative publicity, including as it relates to food-borne illness, can be disseminated before there is any meaningful opportunity to respond to or address an issue. Even reports of food-borne illnesses or food tampering occurring solely at the restaurants of competitors could, by resulting in negative publicity about the restaurant industry in general, adversely affect us on a local, regional, national or international basis. Further, the occurrence of a widespread illness, health epidemic or pandemic, such as
COVID-19,
or other general health concern could adversely affect us on a local, regional or international basis. A decrease in global retail sales as a result of these health concerns or negative publicity or as a result of the closure of any Domino’s stores could have a material adverse effect on our results of operations.
We do not have long-term contracts with certain of our suppliers, and as a result they could seek to significantly increase prices or fail to deliver.
We do not have long-term contracts or arrangements with certain of our suppliers. Although in the past we have not experienced significant problems with our suppliers, our suppliers may implement significant price increases or may not meet our requirements, including those that may result from increases in volume, in a timely fashion or at all. The occurrence of any of the foregoing could have a material adverse effect on the ability of our supply chain centers to deliver necessary products to our stores and on our results of operations.
Shortages, interruptions or disruptions in the supply or delivery of fresh food products could adversely affect our operating results.
We and our franchisees are dependent on frequent deliveries of food products that meet our specifications. In addition, we have single suppliers or a limited number of suppliers for certain of our ingredients, including pizza cheese and meat toppings. While we believe there are adequate reserve quantities and potential alternative suppliers, shortages, interruptions or disruptions in the supply of food products caused by increased demand, capacity constraints, problems in production or distribution, product recalls, financial or other difficulties of suppliers, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients. We have in the past experienced disruptions within our supply chain resulting from, among other things, capacity, volume, staffing, operational and
COVID-19-related
challenges and may experience such supply chain disruptions again in the future, which could adversely affect our business and operational results. Additionally, the effects of climate change could increase the frequency and duration of weather impacts on our operations and could adversely affect our operating results.

Increases in food, labor and other costs could adversely affect our profitability and operating results.
An increase in our operating costs could adversely affect our profitability and other operating results. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. For example, we have experienced increased volatility in prices for some ingredients during the
COVID-19
pandemic, which may continue even if the pandemic recedes. Cheese is a significant cost to us, representing approximately 25% of the market basket purchased by our Company-owned stores.
Additionally, while we strive to engage in a competitive bidding process for our ingredients, because certain of these ingredients, including meat products, may only be available from a limited number of vendors, we may not always be able to do so effectively. Furthermore, if we need to seek new suppliers, we may be subject to pricing or other terms less favorable to us than those reflected in our current supply arrangements. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. Several jurisdictions in which we operate have recently approved minimum wage increases. Federal, state and local proposals that increase minimum wage requirements or mandate other employee matters could, to the extent implemented, materially increase our labor and other costs. As more jurisdictions implement minimum wage increases, we expect our labor costs will continue to increase. The advent of legislation aimed at predictive scheduling could impact labor for our stores and our franchisees’ stores. Additionally, while we do not currently have any unionized employees, if a significant portion of our employees were to become unionized, our labor costs could increase and our business could be negatively affected by other union requirements that increase our costs, disrupt our business, reduce our flexibility and impact our employee culture. Labor costs and food costs, including cheese, generally represent approximately 50% to 60% of the sales at a typical Company-owned store.
Any prolonged disruption in the operations of any of our dough manufacturing and supply chain centers could harm our business.
We operate 21 regional dough manufacturing and supply chain centers in the U.S., two thin crust manufacturing facilities and one vegetable processing center in the U.S. and five dough manufacturing and supply chain centers in Canada. We plan to continue investing in additional supply chain capacity in the future.
Our U.S. dough manufacturing and supply chain centers service all of our Company-owned and U.S. franchise stores. As a result, any prolonged disruption in the operations of any of these facilities, whether due to technical, operational or labor difficulties, destruction or damage to the facility, real estate issues, limited capacity or other reasons, could adversely affect our business and operating results.
Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.
The use of social media platforms, including blogs, chat platforms, social media websites, and other forms of internet-based communications that allow individuals access to a broad audience of consumers and other persons, including to our customers and the general public, and other consumer-oriented technologies has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. Negative publicity related to our food products or stores or negative publicity related to actions by our executives, team members or franchisees and their team members could harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the accuracy of such negative publicity. Failure to use or respond to social media campaigns effectively could lead to a decline in brand value and revenue.
In addition, a failure of us, our employees, our franchisees or third parties acting at our direction to abide by applicable laws and regulations in the use of social media could adversely impact our brand, reputation, marketing partners, financial condition, and results of operations or subject us or our franchisees to fines or other penalties. Other risks associated with the use of social media include improper disclosure of proprietary information, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information.

Our success depends in part upon effective advertising, and lower advertising funds may reduce our ability to adequately market the Domino’s Pizza brand.
We have been routinely named a Leading National Advertiser by
Advertising Age
and our success depends in part on continued effective advertising. Each Domino’s store located in the U.S. is obligated to contribute 6% of its sales (subject, in certain instances, to lower rates based on certain incentives and waivers) to DNAF, which uses such fees for national advertising in addition to contributions for local market-level advertising. We currently anticipate that this 6% contribution rate will remain in place for the foreseeable future. While additional funds for advertising in the past have been provided by us, our franchisees and other third parties, none of these additional funds are legally required. The lack of continued financial support for advertising activities could significantly curtail our marketing efforts, which may in turn materially and adversely affect our business and our operating results.
Loss of key employees or our inability to attract and retain new qualified employees could hurt our business and inhibit our ability to operate and grow successfully.
Our success in the highly competitive pizza delivery and carryout business will continue to depend to a significant extent on our leadership team and other key management personnel. Although we have entered into employment agreements with Richard E. Allison Jr. and Russell J. Weiner, each of these executives may terminate his agreement on ninety days’ notice. Our other executive officers may terminate their employment pursuant to their employment agreements at any time. As a result, we may not be able to retain our executive officers and key personnel or attract additional qualified management. While we do not have long-term employment agreements with our executive officers, for all of our executive officers we have non-compete
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
We conduct a significant and growing portion of our business outside the U.S. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, over which neither we nor our franchisees have control, may include:

•	recessionary or expansive trends in international markets;

•	changing labor conditions and difficulties in staffing and managing our foreign operations;

•	increases in the taxes we pay and other changes in applicable tax laws both in the U.S. and globally;

•	tariffs and trade barriers;

•	legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in inflation rates;

•	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

•	difficulty in collecting our royalties and longer payment cycles;

•	expropriation of private enterprises;

•	the inherent risk of doing business in China resulting from our equity investment in Dash Brands;

•	increases in anti-American sentiment and the identification of the Domino’s Pizza brand as an American brand;

•	political and economic instability and uncertainty around the world, including uncertainty arising from the COVID-19 pandemic; and

•	other external factors.
Our earnings and business growth strategy depend on the success of our franchisees, and we may be harmed by actions taken by our franchisees, or employees of our franchisees, that are outside of our control.
A significant portion of our earnings comes from royalties and fees generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide tools that franchisees can consider using in training their employees, but the quality of franchise store operations and our brand and branded products may be diminished by any number of factors beyond our control. Consequently, franchisees may not operate stores in a manner consistent with our standards and requirements or they or their employees may take other actions that adversely affect the value of our brand. In such event, our business and reputation may suffer, and as a result our revenues and stock price could decline.

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
As of January 3, 2021, we had 762 U.S. franchisees operating 5,992 U.S. stores. As of that same date, 19 of these franchisees each owned and operated more than 50 U.S. stores, including our largest U.S. franchisee who owned and operated 178 stores and the average U.S. franchisee owned and operated approximately seven stores.
Our international master franchisees are generally responsible for the development of significantly more stores than our U.S. franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our U.S. operations. As of January 3, 2021, our largest international master franchisee operated 2,797 stores in nine markets, which accounted for approximately 25% of our total international store count. Our U.S. and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, suppliers or employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. We could also be subject to negative impacts to our business caused by cyber incidents relating to our third-party service providers.
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

Our and our franchisees’ operations depend upon our ability and the ability of franchisees and third-party service providers (as well as franchisees’ third-party service providers), to protect computer equipment and systems against damage from theft, fire, power loss, telecommunications failure and other catastrophic or unanticipated events, as well as internal and external security incidents, viruses, denial-of-service
attacks, phishing attacks, ransomware attacks and other intentional or unintentional disruptions. A significant portion of our retail sales depend on the continuing operation of our information technology and communications systems, including but not limited to Domino’s PULSE
™
, our online and mobile ordering platforms and our credit card processing systems. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, a compromise in our security or other unanticipated problems could result in interruptions to or delays in our and our franchisees’ operations. Some of our systems are not fully redundant, and our system’s disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in service. In addition, the implementation of technology changes and upgrades to maintain and upgrade our systems, errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services and non-compliance
with certain laws or regulations, which could reduce our sales, revenues and profits and damage our business and brand. Furthermore, as a result of the
COVID-19
pandemic, certain of our employees have been required to work from home. The significant increase in remote working, particularly for an extended period of time, could exacerbate certain risks to our business, including an increased risk of cyber incidents and improper dissemination of personal or confidential information.
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
We also maintain important internal Company data, such as personally identifiable information about our employees and franchisees and information relating to our operations. In addition, more than half of all global retail sales in 2020 were derived from digital channels, primarily through our online ordering website and mobile applications, where customers enter personally identifiable information that we retain. Our use and retention of personally identifiable information is regulated by foreign, federal and state laws and regulations, as well as by certain third-party agreements. For example, the European Union adopted a new regulation that became effective in May 2018, the European Union General Data Protection Regulation, and the State of California adopted the California Consumer Privacy Act that became effective on January 1, 2020, both of which require companies to meet new requirements regarding the handling of personal data. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if we, our employees or franchisees fail to comply with these laws, regulations or contract terms, or to successfully implement appropriate processes related to applicable requirements, laws and regulations governing cyber incidents could require us to notify customers, employees or other groups, and could result in adverse publicity, loss of sales and cash flows, increased fees payable to third parties and fines, penalties or remediation and other costs that could adversely affect our reputation, business and results of operations. Any other material disruption or other adverse event affecting one or more of our digital ordering platforms, including, for instance, power loss, technological failures, user error or cyber-attacks, could similarly result in adverse publicity, loss of sales and cash flows and other costs, which could in turn materially and adversely affect our reputation, business and results of operations.
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
As store operators, we and our franchisees accept payments through credit card and debit card transactions. For credit card and debit card payments, we and our franchisees pay interchange and other fees, which may increase over time, potentially increasing our operating expenses and those of our franchisees and requiring an increase in the prices charged for our products, either of which could harm our operating results. If there are malfunctions or other problems with our or our franchisees’ processing vendors, billing software or payment processing systems, our or our franchisees’ customer satisfaction may be adversely affected and one or more of the major payment networks could disallow us or our franchisees’ continued use of their payment methods. If we or our franchisees fail to adequately control fraudulent credit card and debit card transactions or to comply with the Payment Card Industry Data Security Standards, we or our franchisees may face civil liability, diminished public perception of our or their security measures, fines and assessments from the card brands, and significantly higher credit card and debit card related costs, each of which could adversely affect our business, financial condition and results of operations.

The termination of our ability to process payments through any major payment network would significantly impair our ability to operate our business. We and our franchisees may need to expand or change our or their information systems to support different or emerging forms of payment methods, which may be time-consuming and expensive, and we or they may not realize a return on the investment.
Our current insurance coverage may not be adequate, insurance premiums for such coverage may increase and we may not be able to obtain insurance at acceptable rates, or at all.
For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned
automobile liabilities. We are generally responsible for up to $2.0 million per occurrence under these retention programs for workers’ compensation and general liability, depending on policy year and line of coverage. We are generally responsible for up to between $500,000 and $5.5 million per occurrence under these retention programs for owned and non-owned
automobile liabilities, depending on policy year and line of coverage. Total insurance limits under these retention programs vary depending upon the period covered and range up to $110.0 million per occurrence for general liability and owned and non-owned
automobile liabilities and up to the applicable statutory limits for workers’ compensation. These insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future our insurance premiums may increase, and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain insurance coverage could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.
We have a substantial amount of indebtedness. As of January 3, 2021, our consolidated total indebtedness was approximately $4.12 billion. We may also incur additional debt, which would not be prohibited under the terms of our current securitized debt agreements. Our substantial indebtedness could have important consequences for our business and our shareholders. For example, it could:

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

Further, a portion of our indebtedness bears interest at fluctuating interest rates based on the London interbank offered rate (“LIBOR”), and there is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate certain loan documents and we cannot predict what alternative index would be negotiated with our lenders. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.
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
During the term following issuance, the outstanding senior notes will accrue interest in accordance with the terms of the debt agreements. Additionally, our senior notes have original scheduled principal payments of $42.0 million in 2021, $897.0 million in 2022, $33.0 million in each of 2023 and 2024, $1.15 billion in 2025, $20.8 million in 2026, $1.28 billion in 2027, $6.8 million in 2028 and $614.3 million in 2029. In accordance with our debt agreements, the payment of principal on the outstanding senior notes may be suspended if the leverage ratios for the Company are less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined in the indenture governing our securitized debt, and no catch-up
provisions are applicable. As of the fourth quarter of 2020, we met the leverage ratio of less than 5.0x and, in accordance with our debt agreements, did not make the previously scheduled debt payments beginning in the first quarter of 2021.
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
Regulatory, Legal and Compliance Risks
We face risks of litigation, investigations, enforcement actions and negative publicity from customers, franchisees, suppliers, employees, regulators and others in the ordinary course of business, which could divert our financial and management resources. Litigation, investigations, enforcement actions or publicity may adversely impact our financial condition and results of operations.
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
In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity resulting from such allegations may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable, and could result in a substantial settlement, fine, penalty or judgment against us.
Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, working and safety conditions, wrongful termination and wage, expense reimbursement, rest break and meal break issues, including claims relating to overtime compensation. We have been and continue to be subject to these types of claims. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims or if we receive significant negative publicity, our business, financial condition and operating results could be harmed.
We and our franchisees are subject to extensive government regulation and requirements issued by other groups and our failure to comply with existing or increased regulations could adversely affect our business and operating results.
We are subject to numerous federal, state, local and foreign laws and regulations, as well as requirements issued by other groups, including those relating to:

•	the preparation, sale and labeling of food;

•	building and zoning requirements;

•	environmental protection;

•	labor and employment, including minimum wage, overtime, insurance, discrimination and other labor requirements;

•	working and safety conditions;

•	franchise arrangements;

•	taxation;

•	antitrust;

•	payment card industry standards and requirements; and

•	information privacy and consumer protection.
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

In August 2015, the National Labor Relations Board adopted a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. The National Labor Relations Board issued a final rule which became effective April 27, 2020 that reinstates the standard that was in place before August 2015. In December 2019, the National Labor Relations Board directed an administrative law judge to approve settlement agreements (rather than rejecting the settlement and allowing the claims asserting that the franchisor should be the joint employer of its franchisees’ employees to proceed) in a decision related to another franchise system; however, an appeal of that decision is pending. If the August 2015 standard is restored or is adopted by other government agencies and/or applied generally to franchise relationships, it could cause us to be liable or held responsible for unfair labor practices and other violations of our franchisees and subject us to other liabilities, and require us to conduct collective bargaining negotiations regarding employees of totally separate, independent employers, most notably our franchisees. In such event, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability. Additionally, depending upon legal developments in California, franchisors may be subject to claims that their franchisees should be treated as employees and not as independent contractors in California and, potentially, certain other states and localities with similar employment laws. If such misclassification claims are successful against a franchisor, the franchisor could be liable to its franchisees (and potentially their employees) and, thereafter, have to treat its franchisees (and their employees) as the franchisor’s employees under these laws.
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
On January 12, 2020, the U.S. Department of Labor announced a final rule to update and clarify the definition of joint employer under the Fair Labor Standards Act. Under the final rule, the general test for assessing whether a party can be deemed a joint employer would be based upon whether that party (i) hires or fires the employee; (ii) supervises and controls the employee’s work schedule or conditions of employment; (iii) determines the employee’s rate and method of payment; and (iv) maintains the employee’s employment records. In the final rule, the Department of Labor describes instances in which joint employment would not be more or less likely to be found to exist under the Fair Labor Standards Act, which, according to the Department of Labor, includes the relationships that exist under the typical franchise business model. This rule may reduce a franchisor’s risk of liability that currently exists under the joint employer standard now in effect under the Fair Labor Standards Act (though ultimately, the facts specific to the franchisor-franchisee model at issue would be considered when determining liability). On September 8, 2020, a federal district court struck down a significant portion of the final rule, and an appeal of that decision is currently pending. However, the U.S. Department of Labor rule is separate from the joint employer standard under the National Labor Relations Act, the final rule issued by the National Labor Relations Board, and, as described above, potential liability as a joint employer under the National Labor Relations Act.
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

Changes in tax laws or tax policy more broadly, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction or any change in the pronouncements relating to accounting for income taxes could also impact our financial condition and results of operations.
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
Market and General Risks
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
Exchange rate fluctuations could have an adverse effect on our results of operations. International franchise royalties and fees represented approximately 6.1% of our total revenues in 2020, 6.7% of our total revenues in 2019 and 6.5% of our total revenues in 2018, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. Sales made by franchise stores outside the U.S. are denominated in the currency of the country in which the store is located, and this currency could become less valuable in U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the U.S. or lower profitability to our franchisees outside the U.S., or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in our international markets would have resulted in a negative impact on international royalty revenues of approximately $22.2 million in 2020.
Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control, and if we fail to meet the expectations of securities analysts or investors, our share price may decline significantly or be subject to significant fluctuations.
Our sales and operating results can vary significantly from
quarter-to-quarter
and
year-to-year
depending on various factors, many of which are beyond our control. These factors include, among other things:

•	variations in the timing and volume of our sales and our franchisees’ sales;

•	the timing of expenditures in anticipation of future sales;

•	planned or actual changes to our capital or debt structure;

•	strategic actions by us or our competitors, such as sales promotions, acquisitions or restructurings;

•	changes in our dividend policy or any share repurchase program;

•	significant litigation;

•	legislation or other regulatory developments affecting us or our industry;

•	changes in competitive and economic conditions generally;

•	general market conditions;

•	changes in the cost or availability of our ingredients or labor; and

•	foreign currency exposure.
As a result, our operational performance may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. Any such decline may cause us and our franchisees to experience lower sales revenue. We anticipate that fluctuations in operating results will continue in the future, and such fluctuations may result in significant fluctuations or a significant decline in our share price.
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
We own five supply chain center buildings. All other U.S. and international supply chain centers are leased by us, under leases ranging between five and 21 years with one or two five-year renewal options. All buildings for U.S. Company-owned stores are leased by us, typically under ten-year
leases with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

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
The listing of executive officers of the Company is set forth under Part III Item 10. Directors, Executive Officers and Corporate Governance on pages 76 through 79, which is incorporated herein by reference.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of February 18, 2021, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 38,803,504 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.”
Our Board of Directors declared a quarterly dividend of $0.94 per common share on February 24, 2021 payable on March 30, 2021 to shareholders of record at the close of business on March 15, 2021.
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
As of February 18, 2021, there were 1,578 registered holders of record of Domino’s Pizza, Inc.’s common stock.
As of January 3, 2021, we had a Board of Directors-approved share repurchase program for up to $1.0 billion of our common stock, of which $101.6 million remained available for future purchases of our common stock. Any future purchases of our common stock would be funded by current cash amounts, available borrowings or future excess cash flow. The following table summarizes our repurchase activity during the fourth quarter ended January 3, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
Period #10 (September 7, 2020 to October 4, 2020)	933	$430.25	—	$326,552
Period #11 (October 5, 2020 to November 1, 2020)	503,202	398.39	501,956	126,552
Period #12 (November 2, 2020 to November 29, 2020)	65,851	379.64	65,851	101,552
Period #13 (November 30, 2020 to January 3, 2021)	835	391.53	—	101,552

Total	570,821	$396.27	567,807	$101,552

(1)	3,014 shares were purchased as part of the Company’s employee stock purchase discount plan. During the fourth quarter, the shares were purchased at an average price of $398.48.

(2)
From January 4, 2021 through February 18, 2021, the Company repurchased and retired an additional 65,870 shares of common stock for approximately $25.0 million, or an average price of $379.53 per share.

On February 24, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. This repurchase program replaces the remaining availability of approximately $76.6 million under the Company’s previously approved $1.0 billion share repurchase program.
Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

The following comparative stock performance line graph compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. (NYSE: DPZ) for the five-year period between December 31, 2015 and December 31, 2020, with cumulative total return on (i) the Standard & Poor’s 500 Index (the “S&P 500”) and (ii) the peer group, the Standard & Poor’s 400 Restaurant Index (the “S&P 400 Restaurant Index”). Management believes that the companies included in the S&P 400 Restaurant Index appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the S&P 500 Index and the S&P 400 Restaurant Index on December 31, 2015.

Item 6.	Selected Financial Data.
The Company has applied the amendment to Regulation
S-K
Item 301 which became effective on February 10, 2021.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter. Every five or six years our fiscal year includes an extra (or 53 rd
) week in the fourth quarter. Fiscal 2020 consisted of 53 weeks and fiscal 2019 and 2018 each consisted of 52 weeks.
In this section, we discuss the results of our operations for the year ended January 3, 2021 compared to the year ended December 29, 2019. For a discussion of the year ended December 29, 2019 compared to the year ended December 30, 2018, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form
10-K
for the year ended December 29, 2019.
Description of the Business
Domino’s is the largest pizza company in the world based on global retail sales, with more than 17,600 locations in over 90 markets around the world. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Although we are a highly-recognized global brand, we focus on serving neighborhoods locally through our large network of franchise owners and Company-owned stores.
Our business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.
Domino’s generates revenues and earnings by charging royalties and fees to our independent franchisees. We also generate revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada, and by operating a number of Company-owned stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza brand to master franchisees. These master franchisees are charged with developing their geographical area, and they can profit by sub-franchising
and selling food and equipment to those
sub-franchisees,
as well as by running pizza stores directly. Everyone in the system can benefit, including the end consumer, who can feed their family conveniently and economically.
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
Our business model can yield strong returns for our franchise owners and our Company-owned stores. It can also yield significant cash flow to us, through a consistent franchise royalty payment and supply chain revenue stream, with moderate capital expenditures. We have historically returned cash to shareholders through dividend payments and share repurchases since becoming a publicly-traded company in 2004. These factors emphasize our focus on our stakeholders, including our customers, team members, franchisees, communities and shareholders.

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
Revenue recognition
. We earn revenues through our network of U.S. Company-owned and franchised stores, dough manufacturing and supply chain centers and international operations. Retail sales from franchised stores are reported to us by our franchisees and are not included in our revenues. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchised stores are recognized as revenues when the items are delivered to or carried out by customers. Retail sales are generally reported, and the related royalties paid to us based on a percentage of retail sales, as specified in the related standard franchise agreement (generally 5.5% of U.S. franchise retail sales and were on average, 2.9% of international franchise retail sales in 2020). U.S. and international franchise fee revenue primarily relates to per-transaction
technology fees that are recognized as the related sales occur. We also generate revenues from U.S. franchise advertising contributions to DNAF, our consolidated not-for-profit
advertising fund (generally 6.0% of U.S. franchise retail sales). Although these revenues are restricted to be used only for advertising and promotional activities to benefit franchised stores, we have determined there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from our U.S. royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the consolidated statements of income. Revenues from Company-owned stores and revenues from franchised stores (including U.S. franchise royalties and fees and U.S. franchise advertising revenues) can fluctuate from time-to-time
as a result of store count and sales level changes. Sales of food from our supply chain centers are recognized as revenues upon delivery of the food to franchisees, while sales of equipment and supplies are generally recognized as revenues upon shipment of the related products to franchisees.
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
Insurance and legal matters.
We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Legal judgments can be volatile and difficult to predict. Accordingly, if our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods. We had accruals for legal matters of approximately $1.3 million and $1.8 million at January 3, 2021 December 29, 2019, respectively.

For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned
auto liabilities. We are generally responsible for up to $2.0 million per occurrence under these retention programs for workers’ compensation and general liability, depending on policy year and line of coverage. We are generally responsible for up to between $500,000 and $5.5 million per occurrence under these retention programs for owned and non-owned
automobile liabilities, depending on policy year and line of coverage. The related insurance reserves are based on undiscounted independent actuarial estimates, which are based on historical information along with assumptions about future events. Analyses of historical trends and actuarial valuation methods are utilized to estimate the ultimate claim costs for claims incurred as of the balance sheet date and for claims incurred but not yet reported. When estimating these liabilities, several factors are considered, including the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.
Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed, and actuarial methods used to determine our insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our insurance liability at January 3, 2021 would have affected our income before provision for income taxes by approximately $6.4 million in 2020. We had accruals for insurance matters of approximately $63.5 million and $58.4 million at January 3, 2021 and December 29, 2019, respectively.
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
Income taxes.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We measure deferred tax assets and liabilities using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes, related reserves and deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. On an ongoing basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. Our accounting for deferred tax assets and liabilities represents our best estimate of future events. Our deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operations.
Fiscal 2020 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide) increased 13.2% as compared to 2019. U.S. retail sales increased 17.6% and international retail sales, excluding foreign currency impact, increased 8.8% as compared to 2019.

•	Same store sales increased 11.5% in our U.S. stores and increased 4.4% in our international stores.

•	Our revenues increased 13.8%.

•	Our income from operations increased 15.3%.

•	Our net income increased 22.6%.

•	Our diluted earnings per share increased 29.6%.

•	The inclusion of the 53 rd week in 2020 positively impacted our results.
During 2020, we experienced global retail sales growth and U.S. and international same store sales growth. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand. We launched three new products in the U.S., including new and improved chicken wings and the new chicken taco and cheeseburger specialty pizzas, each of which has been positively received by consumers.

We also continued our strong U.S. and international same store sales performance with 39 straight quarters of positive U.S. same store sales and 108 straight quarters of positive international same store sales. Beginning at the end of the first quarter of 2020, changes in consumer ordering behavior due to the
COVID-19
pandemic resulted in a significant increase in U.S. same store sales. We did not experience significant temporary closures in our U.S. business. Additionally, our U.S. supply chain experienced higher volumes from the increases in U.S. store sales. The
COVID-19
pandemic negatively impacted our international franchise revenues during the second quarter of 2020 due to temporary store closures in certain markets as well as changes in operating procedures and store hours resulting from actions taken to increase social distancing across our international franchise markets. In the third and fourth quarters of 2020, these negative impacts lessened due to the reopening and resumption of normal store hours at the majority of our international franchised stores that had been temporarily closed for portions of the second quarter. Our U.S. and international same store sales growth has also been pressured by our fortressing strategy, which includes increasing store concentration in certain markets where we compete, as well as from aggressive competitive activity.
During 2020, we continued our global expansion with the opening of 624 net stores. We had 229 net stores open in the U.S and 395 net stores open internationally. Although 718 gross stores opened internationally, 323 stores closed, primarily in India and South Africa. The
COVID-19
pandemic has had a negative impact on anticipated store openings in our international business to-date
due to delays in approvals and government restrictions in certain of the markets that our master franchisees operate.
We remained focused on improving the customer experience through our technology initiatives, including the recent launch of our GPS delivery tracking technology, which allows customers to monitor the progress of their food, from the preparation stages to the time it is in the oven, to the time it arrives at their doors. Additionally, in mid-2020,
we launched a new way to order contactless carryout nationwide – via Domino’s Carside Delivery
™
, which customers can choose when placing a prepaid online order. Our emphasis on technological innovation helped the Domino’s system generate more than half of global retail sales from digital channels in 2020.
Overall, we believe our global store growth, strong sales, emphasis on technology, operations and marketing initiatives have combined to strengthen our brand.
Statistical Measures
The tables below outline certain statistical measures we utilize to analyze our performance. This historical data is not necessarily indicative of results to be expected for any future period.
Global Retail Sales Growth (excluding foreign currency impact)
Global retail sales growth (excluding foreign currency impact) is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Global retail sales growth refers to total worldwide retail sales at Company-owned and franchise stores. We believe global retail sales information is useful in analyzing revenues because franchisees pay royalties and, in the U.S., advertising fees that are based on a percentage of franchise retail sales. We review comparable industry global retail sales information to assess business trends and to track the growth of the Domino’s Pizza brand. In addition, supply chain revenues are directly impacted by changes in franchise retail sales in the U.S. and Canada. Retail sales for franchise stores are reported to us by our franchisees and are not included in our revenues. Global retail sales growth, excluding foreign currency impact, is calculated as the change of international local currency global retail sales against the comparable period of the prior year. Global retail sales growth in 2020 includes the favorable impact of the 53 rd
week.

	2020	2019	2018
U.S. stores	17.6%	6.9%	11.2%
International stores (excluding foreign currency impact)	8.8%	9.0%	10.4%

Total (excluding foreign currency impact)	13.2%	8.0%	10.8%

Same Store Sales Growth
Same store sales growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Same store sales growth is calculated for a given period by including only sales from stores that also had sales in the comparable weeks of both years. International same store sales growth is calculated similarly to U.S. same store sales growth. Changes in international same store sales are reported on a constant dollar basis which reflects changes in international local currency sales. The 53 rd
week in fiscal 2020 had no impact on reported same store sales growth amounts.

	2020	2019	2018
U.S. Company-owned stores	11.0%	2.8%	4.8%
U.S. franchise stores	11.5%	3.2%	6.8%

U.S. stores	11.5%	3.2%	6.6%
International stores (excluding foreign currency impact)	4.4%	1.9%	3.5%
Store Growth Activity
Store counts and net store growth are commonly used statistical measures in the quick-service restaurant industry that are important to understanding performance.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at December 31, 2017	392	5,195	5,587	9,269	14,856
Openings	12	255	267	916	1,183
Closings	—	(9)	(9)	(116)	(125)
Transfers (1)	(14)	45	31	(31)	—

Store count at December 30, 2018	390	5,486	5,876	10,038	15,914
Openings	12	253	265	939	1,204
Closings	(1)	(14)	(15)	(83)	(98)
Transfers	(59)	59	—	—	—

Store count at December 29, 2019	342	5,784	6,126	10,894	17,020
Openings	22	218	240	718	958
Closings	(1)	(10)	(11)	(323)	(334)

Store count at January 3, 2021	363	5,992	6,355	11,289	17,644

(1)
In 2018, we began managing our franchised stores in Alaska and Hawaii as part of our U.S. Stores segment. Prior to 2018, store counts from these franchised stores were included in our international stores in the table above.

Income Statement Data
(tabular amounts in millions, except percentages)

	2020		2019		2018
U.S. Company-owned stores	$485.6		$453.6		$514.8
U.S. franchise royalties and fees	503.2		428.5		391.5
Supply chain	2,416.7		2,104.9		1,943.3
International franchise royalties and fees	249.8		241.0		224.7
U.S. franchise advertising	462.2		390.8		358.5

Total revenues	4,117.4	100.0%	3,618.8	100.0%	3,432.9	100.0%
U.S. Company-owned stores	379.6		346.2		398.2
Supply chain	2,143.3		1,870.1		1,732.0

Total cost of sales	2,522.9	61.3%	2,216.3	61.2%	2,130.2	62.1%

Operating margin	1,594.5	38.7%	1,402.5	38.8%	1,302.7	37.9%
General and administrative	406.6	9.9%	382.3	10.6%	372.5	10.8%
U.S. franchise advertising	462.2	11.2%	390.8	10.8%	358.5	10.4%

Income from operations	725.6	17.6%	629.4	17.4%	571.7	16.7%
Interest expense, net	(170.5)	(4.1)%	(146.8)	(4.1)%	(143.0)	(4.2)%

Income before provision for income taxes	555.1	13.5%	482.6	13.3%	428.7	12.5%
Provision for income taxes	63.8	1.6%	81.9	2.3%	66.7	2.0%

Net income	$491.3	11.9%	$400.7	11.1%	$362.0	10.5%

2020 compared to 2019
(tabular amounts in millions, except percentages)
Revenues

	2020		2019
U.S. Company-owned stores	$485.6	11.8%	$453.6	12.5%
U.S. franchise royalties and fees	503.2	12.2%	428.5	11.8%
Supply Chain	2,416.7	58.7%	2,104.9	58.2%
International franchise royalties and fees	249.8	6.1%	241.0	6.7%
U.S. franchise advertising	462.2	11.2%	390.8	10.8%

Total revenues	$4,117.4	100.0%	$3,618.8	100.0%

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
Consolidated revenues increased $498.6 million, or 13.8%, in 2020, due primarily to higher U.S. retail sales, which resulted in higher supply chain and U.S. franchise revenues. The inclusion of the 53 rd
 week in 2020 also positively impacted revenues by an estimated $88.4 million. U.S. Company-owned stores revenues increased in 2020 due to same store sales growth, but were partially offset by lower revenues due to the sale of 59 Company-owned stores to certain of our existing U.S. franchisees during the second quarter of 2019 (the “2019 Store Sale”). These changes in revenues are described in more detail below.
U.S. Stores Revenues

	2020		2019
U.S. Company-owned stores	$485.6	33.4%	$453.6	35.6%
U.S. franchise royalties and fees	503.2	34.7%	428.5	33.7%
U.S. franchise advertising	462.2	31.9%	390.8	30.7%

Total U.S. stores revenues	$1,451.0	100.0%	$1,272.9	100.0%

U.S. Company-owned Stores
Revenues from U.S. Company-owned store operations increased $32.0 million, or 7.1%, in 2020, due primarily to same store sales growth, as well as an estimated $10.6 million impact of the 53 rd
week. The increase in revenues was partially offset by lower revenues resulting from the 2019 Store Sale. U.S. Company-owned same store sales increased 11.0% in 2020 and increased 2.8% in 2019.
U.S. Franchise Royalties and Fees
Revenues from U.S. franchise royalties and fees increased $74.7 million, or 17.4%, in 2020, due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the period resulting from net store growth, as well as an estimated $11.4 million impact of the 53 rd
week. U.S. franchise royalties were negatively impacted by approximately $3.0 million related to funding we provided to our franchisees for an effort to donate 10 million slices of pizza to people and organizations at the frontlines of the
COVID-19
pandemic in the franchisees’ local communities. U.S. franchise same store sales increased 11.5% in 2020 and increased 3.2% in 2019. U.S. franchise royalties and fees further benefited from an increase in revenues from fees paid by franchisees for the use of our technology platforms.
U.S. Franchise Advertising
Revenues from U.S. franchise advertising increased $71.4 million, or 18.3%, in 2020, due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the year resulting from net store growth, as well as an estimated $10.4 million impact of the 53 rd
week.

Supply Chain
Supply chain revenues increased $311.8 million, or 14.8%, in 2020, due primarily to higher volumes from increased orders resulting from U.S. franchise retail sales growth, as well as an estimated $49.6 million impact of the 53 rd
week. Our market basket pricing to stores increased 2.2% during 2020, which resulted in an estimated $42.5 million increase in supply chain revenues.
International Franchise Royalties and Fees
Revenues from international franchise operations increased $8.8 million, or 3.6%, in 2020. This increase was due primarily to an estimated $6.4 million impact of the 53 rd
week as well as same store sales growth and an increase in the average number of international franchised stores open during the period due to net store growth. Excluding the impact of foreign currency exchange rates, international same store sales increased 4.4% in 2020 and increased 1.9% in 2019. The impact of changes in foreign currency exchange rates negatively impacted revenue from international royalties and fees by approximately $3.9 million in 2020. Temporary store closures in certain markets and changes in operating procedures and store hours resulting from actions taken to increase social distancing across certain of the markets in which we operate, as well as targeted financial relief provided to certain of our master franchisees due to the
COVID-19
pandemic, also had a negative impact on international franchise revenues in 2020.
Cost of sales / Operating Margin

	2020		2019
Consolidated revenues	$4,117.4	100.0%	$3,618.8	100.0%
Consolidated cost of sales	2,522.9	61.3%	2,216.3	61.2%

Consolidated operating margin	$1,594.5	38.7%	$1,402.5	38.8%

Consolidated cost of sales consists primarily of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs. We estimate the 53 rd
week resulted in an increase of approximately $50.6 million on consolidated cost of sales.
Consolidated operating margin (which we define as revenues less cost of sales) increased $192.0 million, or 13.7%, in 2020, due primarily to higher global franchise revenues and higher supply chain volumes, as well as an estimated $37.8 million impact of the 53 rd
week. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin.
As a percentage of revenues, the consolidated operating margin decreased 0.1 percentage points in 2020. Company-owned store operating margin decreased 1.9 percentage points in 2020 and supply chain operating margin increased 0.1 percentage points in 2020. These changes in operating margin are more fully discussed below.
U.S. Company-owned Stores Operating Margin

	2020		2019
Revenues	$485.6	100.0%	$453.6	100.0%
Cost of sales	379.6	78.2%	346.2	76.3%

Store operating margin	$106.0	21.8%	$107.4	23.7%

U.S. Company-owned store operating margin (which does not include other store-level costs such as royalties and advertising) decreased $1.4 million, or 1.3%, in 2020, due primarily to higher labor costs, and to a lesser extent, higher food costs. Lower revenues resulting from the 2019 Store Sale also contributed to the decrease in U.S. Company-owned store operating margin. These decreases were partially offset by higher revenues resulting from higher same store sales, as well as an estimated $3.2 million impact of the 53 rd
week. As a percentage of store revenues, the store operating margin decreased 1.9 percentage points in 2020. These changes in operating margin as a percentage of revenues are discussed in more detail below.

•	Food costs decreased 0.1 percentage points to 27.0% in 2020, due primarily to the leveraging of higher same store sales. This decrease was partially offset by higher food prices.

•
Labor costs increased 1.9 percentage points to 30.9% in 2020, due primarily to additional compensation expense for frontline team members during the
COVID-19
pandemic. These increases were partially offset by reduced labor costs as a percentage of store revenues resulting from the 2019 Store Sale due to the higher labor rates in the market in which the sold stores operated.

Supply Chain Operating Margin

	2020		2019
Revenues	$2,416.7	100.0%	$2,104.9	100.0%
Cost of sales	2,143.3	88.7%	1,870.1	88.8%

Supply chain operating margin	$273.3	11.3%	$234.8	11.2%

Supply chain operating margin increased $38.5 million, or 16.4%, in 2020, primarily driven by higher volumes from increased orders, as well as an estimated $6.4 million impact of the 53 rd
week. As a percentage of supply chain revenues, the supply chain operating margin increased 0.1 percentage points in 2020, due primarily to lower delivery costs as a percentage of revenues as a result of leveraging of higher same store sales and lower fuel prices, partially offset by higher food costs.
General and Administrative Expenses
General and administrative expenses increased $24.3 million, or 6.4%, in 2020, driven primarily by higher variable performance-based compensation expense and professional fees, as well as an estimated $5.6 million impact of the 53 rd
week. These increases were partially offset by lower travel expenses resulting from travel restrictions associated with the
COVID-19
pandemic.
U.S. Franchise Advertising Expenses
U.S. franchise advertising expenses increased $71.4 million, or 18.3%, in 2020, due to higher U.S. franchise advertising revenue, including an estimated $10.4 million impact of the 53 rd
week. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit
advertising fund is obligated to expend such revenues on advertising and these revenues cannot be used for general corporate purposes.
Interest Expense, Net
Interest expense, net, increased $23.7 million, or 16.1%, in 2020 driven primarily by higher average debt balances resulting from the 2019 Recapitalization and borrowings under the Company’s variable funding notes in 2020, as well as an estimated $2.6 million impact of the 53 rd
week.
Our weighted average borrowing rate decreased to 3.9% in 2020, from 4.1% in 2019, resulting from the lower interest rates on the debt outstanding in 2020 as compared to the same periods in 2019.
Provision for Income Taxes
Provision for income taxes decreased $18.1 million, or 22.1%, in 2020 and the effective tax rate decreased to 11.5% in 2020 as compared to 17.0% in 2019 due primarily to higher excess tax benefits on equity-based compensation, which are recorded as a reduction to the income tax provision. Excess tax benefits from equity-based compensation were $60.4 million in 2020 and were $25.7 million in 2019. The increase in excess tax benefits resulted from a significant increase in stock options exercised in 2020 as compared to 2019. The decrease in provision for income taxes was partially offset by higher pre-tax
income and, to a lesser extent, an increase in the valuation allowance associated with foreign tax credits and interest deductibility in separately-filed states. We estimate the 53 rd
week resulted in an increase of $4.0 million on the provision for income taxes.
Segment Income
We evaluate the performance of our reportable segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income. Segment Income for each of our reportable segments is summarized in the table below. Other Segment Income primarily includes corporate administrative costs that are not allocable to an operating segment, including labor, computer expenses, professional fees, travel and entertainment, rent, insurance and other corporate administrative costs.

	2020	2019
U.S. Stores	$435.1	$361.7
Supply Chain	238.4	199.8
International Franchise	197.6	187.3
Other	(53.3)	(36.7)

U.S. Stores
U.S. stores Segment Income increased $73.4 million, or 20.3%, in 2020, primarily as a result of the increase in revenues from U.S. franchise royalties and fees of $74.7 million discussed above. U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and have no impact on U.S. stores Segment Income. The increase in U.S. stores Segment Income was partially offset by the $1.4 million decrease in U.S. Company-owned store operating margin discussed above.
Supply Chain
Supply chain Segment Income increased $38.6 million, or 19.3%, in 2020, due primarily to the $38.5 million increase in operating margin described above.
International Franchise
International franchise Segment Income increased $10.3 million, or 5.5%, in 2020, due primarily to the $8.8 million increase in international franchise revenues discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income. Lower travel expenses, primarily due to travel restrictions resulting from the
COVID-19
pandemic, also contributed to the increase in international franchise Segment Income.
Other
Other Segment Income decreased $16.6 million, or 45.1%, in 2020, due primarily to higher variable performance-based compensation expense. The decrease in Other Segment Income was partially offset by higher corporate administrative costs allocated to our segments as compared to 2019. The increase in allocated costs in 2020 was due primarily to higher investments in technological initiatives to support technology for our U.S. and international franchise stores.
New Accounting Pronouncements
The impact of new accounting pronouncements adopted and the estimated impact of new accounting pronouncements that we will adopt in future years is included in Note 1 to the consolidated financial statements.
COVID-19
Impact
As of January 3, 2021, nearly all of our U.S. stores were open, with stores deploying contactless delivery and carryout solutions. Based on information reported to us by our master franchisees, we estimate that as of January 3, 2021, there were fewer than 150 international stores temporarily closed.
Given the market uncertainty arising
from COVID-19,
we took a precautionary measure and borrowed $158.0 million under our variable funding notes during the second quarter of 2020, which was fully repaid throughout the remainder of 2020.
During
the COVID-19 pandemic,
we also made certain investments related to safety and cleaning equipment, enhanced sick pay and compensation for frontline team members and support for our franchisees and their communities. While we have seen an increase in sales in certain markets during the
COVID-19
pandemic, including increased sales related to heightened reliance on delivery and carry-out
businesses, future sales are not possible to estimate and it is unclear whether and to what extent sales will return to more normalized levels if and when consumer behavior and general economic and business activity return to pre-pandemic
levels. While it is not possible at this time to estimate the full continued impact that COVID-19
could have on our business, the continued spread
of COVID-19 and
the measures taken by the governments of countries affected could disrupt our continuing operations and supply chain and, as a result, could adversely impact our business, financial condition or results of operations.

Liquidity and Capital Resources
Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of January 3, 2021, we had working capital of $174.6 million, excluding restricted cash and cash equivalents of $217.5 million, advertising fund assets, restricted, of $147.7 million and advertising fund liabilities of $141.2 million. Working capital includes total unrestricted cash and cash equivalents of $168.8 million.
Our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes. During 2020, we experienced increases in both U.S. and international same store sales versus the comparable periods in the prior year. Additionally, our U.S. and international businesses grew store counts in 2020. These factors contributed to our continued ability to generate positive operating cash flows. The Company has a variable funding note facility which allows for advances of up to $200.0 million of Series
2019-1
Variable Funding Senior Secured Notes,
Class A-1
Notes and certain other credit instruments, including letters of credit (the “2019 Variable Funding Notes”). The letters of credit are primarily related to our casualty insurance programs and certain supply chain center leases. Given the market uncertainty arising from COVID-19,
we took a precautionary measure and borrowed $158.0 million under the 2019 Variable Funding Notes during the second quarter of 2020, which was fully repaid throughout the remainder of 2020. As of January 3, 2021, we had no outstanding borrowings and $157.5 million of available borrowing capacity under our 2019 Variable Funding Notes, net of letters of credit issued of $42.5 million.
We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, excess cash from our recapitalization transactions and available borrowings under our 2019 Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase our common stock.
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
Restricted Cash
As of January 3, 2021, we had approximately $177.1 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $39.6 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $0.8 million of other restricted cash for a total of $217.5 million of restricted cash and cash equivalents. As of January 3, 2021, we also held $115.9 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s brand.
Long-Term Debt
2019 Recapitalization
On November 19, 2019, we completed the 2019 Recapitalization in which certain of our subsidiaries issued $675.0 million
Series 2019-1 3.668%
Fixed Rate Senior Secured
Notes, Class A-2 with
an anticipated term of 10 years (the “2019 Fixed Rate Notes”) pursuant to an asset-backed securitization. Concurrently, we also issued the 2019 Variable Funding Notes. Our previous variable funding note facility was canceled. Gross proceeds from the issuance of the 2019 Fixed Rate Notes was $675.0 million. Additional information related to the 2019 Recapitalization transaction is included in Note 4 to our consolidated financial statements.
The proceeds from the 2019 Recapitalization were used to
pre-fund a
portion of the principal and interest payable on the 2019 Fixed Rate Notes, pay transaction fees and expenses and repurchase and retire shares of our common stock. In connection with the 2019 Recapitalization, we capitalized $8.1 million of debt issuance costs, which are being amortized into interest expense over the expected term of the 2019 Fixed Rate Notes.

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
Ten-Year
Fixed Rate Notes” and, collectively with the 2017 Five-Year Floating Rate Notes and the 2017 Five-Year Fixed Rate Notes, the “2017 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The interest rate on the 2017 Five-Year Floating Rate Notes is payable at a rate equal to LIBOR plus 125 basis points. Gross proceeds from the issuance of the 2017 Notes were $1.9 billion. Additional information related to the 2017 Recapitalization transaction is included in Note 4 to our consolidated financial statements.
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
2019, 2018, 2017 and 2015 Notes
The “2019 Fixed Rate Notes,” “2018 Notes,” the “2017 Notes” and the “2015 Notes” are collectively referred to as the “2019, 2018, 2017 and 2015 Notes.”
The 2019, 2018, 2017 and 2015 Notes have original scheduled principal payments of $42.0 million in 2021, $897.0 million in 2022, $33.0 million in each of 2023 and 2024, $1.15 billion in 2025, $20.8 million in 2026, $1.28 billion in 2027, $6.8 million in 2028 and $614.3 million in 2029. However, in accordance with our debt agreements, the payment of principal on the outstanding senior notes may be suspended if our leverage ratio is less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined, and no catch-up
provisions are applicable.
As of the fourth quarter of 2020, we had a leverage ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payment beginning in the first quarter of 2021. Accordingly, all principal amounts of the outstanding 2019, 2018, 2017 and 2015 Notes have been classified as long-term debt in the consolidated balance sheet as of January 3, 2021. As a result, we currently expect to make principal payments of $873.0 million in 2022, $1.18 billion in 2025, $1.36 billion in 2027 and $668.3 million in 2029 on the 2019, 2018, 2017 and 2015 Notes.

During the third quarter of 2019, we had a leverage ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payment in the fourth quarter of 2019. Subsequent to the 2019 Recapitalization, our leverage ratios exceeded the leverage ratio of 5.0x and, accordingly, we resumed making the scheduled amortization payments in the first quarter of 2020.
The 2019, 2018, 2017 and 2015 Notes are subject to certain financial and non-financial
covenants, including a debt service coverage calculation, as defined in the related agreements. In the event that certain covenants are not met, the 2019, 2018, 2017 and 2015 Notes may become due and payable on an accelerated schedule.
Leases
We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center under leases with expiration dates through 2041. The adoption of Accounting Standards Codification 842,
Leases
, on December 30, 2018 had a material impact our assets and liabilities due to the recognition of operating lease right-of-use
assets and lease liabilities on our consolidated balance sheet. Refer to Note 5 to the consolidated financial statements for additional information regarding our leases, including future minimum rental commitments.
Capital Expenditures
In the past three years, we have spent approximately $294.2 million for capital expenditures. In 2020, we invested $88.8 million in capital expenditures which primarily related to investments in our supply chain centers, proprietary internally developed point-of-sale
system (Domino’s PULSE), our internal enterprise systems, our digital ordering platform, new Company-owned stores and asset upgrades for our existing Company-owned stores. We did not have any material commitments for capital expenditures as of January 3, 2021.
Share Repurchase Programs
Our share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our variable funding notes. We used cash of approximately $304.6 million in 2020, $699.0 million in 2019 and $591.2 million in 2018 for share repurchases. Our Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company’s common stock on October 4, 2019. We had approximately $101.6 million left under this share repurchase program as of January 3, 2021. From January 4, 2021 through February 18, 2021, we repurchased and retired 65,870 shares of common stock for approximately $25.0 million. On February 24, 2021, our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of our common stock. This repurchase program replaces the remaining availability of approximately $76.6 million under our previously approved $1.0 billion share repurchase program.
Dividends
We declared dividends of approximately $122.2 million (or $3.12 per share) in 2020, approximately $105.6 million (or $2.60 per share) in 2019 and approximately $92.2 million (or $2.20 per share) in 2018. We paid dividends of approximately $121.9 million, $105.7 million and $92.2 million in 2020, 2019 and 2018, respectively.
On February 24, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.94 per common share payable on March 30, 2021 to shareholders of record at the close of business on March 15, 2021.
Sources and Uses of Cash
The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
(In millions)	January 3, 2021	December 29, 2019
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$592.8	$497.0
Net cash used in investing activities	(128.9)	(27.9)
Net cash used in financing activities	(446.4)	(222.8)
Exchange rate changes	0.8	0.2

Change in cash and cash equivalents, restricted cash and cash equivalents	$18.2	$246.5

Operating Activities
Cash provided by operating activities increased $95.8 million in 2020, due to an increase in net income of $90.6 million and higher non-cash
amounts of $29.4 million. These increases were partially offset by a $24.2 million negative impact of changes in operating assets and liabilities in 2020 as compared to 2019, which primarily related to timing of payments on accounts payable and accrued liabilities, as well as increases in our inventory and accounts receivable balances associated with higher revenues. These operating asset and liability changes were partially offset by an increase in net advertising fund assets and liabilities, restricted, in 2020 as compared to 2019 due to the receipt of advertising contributions outpacing payments for advertising activities.
We are focused on continually improving our net income and cash flow from operations and management expects to continue to generate positive cash flows from operating activities for the foreseeable future.
Investing Activities
Cash used in investing activities was $128.9 million in 2020, which consisted primarily of capital expenditures of $88.8 million (driven primarily by investments in supply chain centers, technological initiatives and corporate stores) and the investment in Dash Brands (Note 9) of $40.0 million.
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
Financing Activities
Cash used in financing activities was $446.4 million in 2020. We borrowed $158.0 million under the 2019 Variable Funding Notes and repaid $202.1 million of long-term debt (of which $158.0 million related to the repayment of borrowings under the 2019 Variable Funding Notes). We also repurchased approximately $304.6 million in common stock under our Board of Directors-approved share repurchase program, made dividend payments to our shareholders of $121.9 million and made tax payments for restricted stock upon vesting of $6.8 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $31.0 million.
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
Impact of Inflation
Inflation did not have a material impact on our operations in 2020, 2019 and 2018. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above, as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

•	the impact a downgrade in our credit rating may have on our business, financial condition and results of operations;

•	our future financial performance and our ability to pay principal and interest on our indebtedness;

•	our ability to manage difficulties associated with or related to the COVID-19 pandemic and the effects of COVID-19 on our business and supply chain;

•	the effectiveness of our advertising, operations and promotional initiatives;

•	the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry, including the food service and food delivery markets;

•	the impact of social media and other consumer-oriented technologies on our business, brand and reputation;

•	the impact of new or improved technologies and alternative methods of delivery on consumer behavior;

•	new product, digital ordering and concept developments by us, and other food-industry competitors;

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

•	changes in foreign currency exchange rates;

•	changes in income tax rates;

•	our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel;

•	our ability to find and/or retain suitable real estate for our stores and supply chain centers;

•	changes in government legislation or regulation, including changes in laws and regulations regarding information privacy, payment methods and consumer protection and social media;

•	adverse legal judgments or settlements;

•	food-borne illness or contamination of products;

•	data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees;

•	the effect of war, terrorism, catastrophic events or climate change;

•	our ability to pay dividends and repurchase shares;

•	changes in consumer taste, spending and traffic patterns and demographic trends;

•	actions by activist investors;

•	changes in accounting policies; and

•	adequacy of our insurance coverage.
In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form
10-K
might not occur. All forward-looking statements speak only as of the date of this Form
10-K
and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we will not undertake, and specifically disclaim any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this Form
10-K,
whether as a result of new information, future events or otherwise.
Readers are cautioned not to place undue reliance on the forward-looking statements included in this Form
10-K
or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. We are exposed to interest rate risk on borrowings under our 2017 Five-Year Floating Rate Notes and our 2019 Variable Funding Notes. As of January 3, 2021, we did not have any outstanding borrowings under our 2019 Variable Funding Notes. Our 2017 Five-Year Floating Rate Notes and our 2019 Variable Funding Notes bear interest at fluctuating interest rates based on LIBOR. A hypothetical 1.0% adverse change in the LIBOR rate would have resulted in higher interest expense of approximately $3.2 million in 2020.
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
Foreign currency exchange rate risk
We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.1% of our total revenues in 2020, 6.7% of our total revenues in 2019 and 6.5% of our total revenues in 2018 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $22.2 million in 2020.

Item 8.	Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the
Stockholders and Board of Directors
of Domino’s Pizza, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Domino’s Pizza, Inc. and its subsidiaries (the “Company”) as of January 3, 2021 and December 29, 2019, and the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended January 3, 2021, including the related notes and the schedule of condensed financial information of the registrant as of January 3, 2021 and December 29, 2019 and for each of the three years in the period ended January 3, 2021 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 3, 2021, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2021 and December 29, 2019,
and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2021, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue in 2018.
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
Valuation of Insurance Reserves
As described in Note 1 to the consolidated financial statements, the Company has retention programs for workers’ compensation, general liability, and owned and non-owned
automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. As of January 3, 2021, the Company had accruals for these insurance matters of $54.6 million. The insurance reserves are based on undiscounted independent actuarial estimates, which are based on historical information along with assumptions about future events. Management utilizes various methods, including analyses of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported. The actuarial valuation methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. When estimating these liabilities, several factors are considered, including the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.
The principal considerations for our determination that performing procedures relating to the valuation of insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the estimated reserves; (ii) a high degree of auditor judgment and effort in performing procedures relating to the actuarial valuation methods used to develop future ultimate claim costs and actuarial assumptions related to the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of insurance reserves. These procedures also included, among others, obtaining and evaluating the Company’s insurance program documents and testing the underlying historical claims data. Professionals with specialized skill and knowledge were used to assist in testing management’s process for estimating the valuation of insurance reserves, including evaluating the appropriateness of the actuarial valuation methods and the reasonableness of actuarial assumptions related to the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 25, 2021
We have served as the Company’s auditor since 2002.

Domino’s Pizza, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 3,	December 29,
	2021	2019
Assets
Current assets:
Cash and cash equivalents	$168,821	$190,615
Restricted cash and cash equivalents	217,453	209,269
Accounts receivable, net of reserves of $1,793 in 2020 and $2,856 in 2019	244,560	210,260
Inventories	66,683	52,955
Prepaid expenses and other	24,169	19,129
Advertising fund assets, restricted	147,698	105,389

Total current assets	869,384	787,617

Property, plant and equipment:
Land and buildings	88,063	44,845
Leasehold and other improvements	186,456	164,071
Equipment	292,456	243,708
Construction in progress	13,014	42,705

	579,989	495,329
Accumulated depreciation and amortization	(282,625)	(252,448)

Property, plant and equipment, net	297,364	242,881

Other assets:
Operating lease right-of-use assets	228,268	228,785
Investments in marketable securities, restricted	13,251	11,982
Goodwill	15,061	15,093
Capitalized software, net of accumulated amortization of $124,043 in 2020 and $104,237 in 2019	81,306	73,140
Other assets	60,630	12,521
Deferred income taxes	1,904	10,073

Total other assets	400,420	351,594

Total assets	$1,567,168	$1,382,092

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$2,855	$43,394
Accounts payable	94,499	111,101
Accrued compensation	58,520	46,214
Accrued interest	31,695	27,881
Operating lease liabilities	35,861	33,318
Insurance reserves	26,377	23,735
Advertising fund liabilities	141,175	101,921
Other accrued liabilities	79,837	66,267

Total current liabilities	470,819	453,831

Long-term liabilities:
Long-term debt, less current portion	4,116,018	4,071,055
Operating lease liabilities	202,268	202,731
Insurance reserves	37,125	34,675
Deferred income taxes	6,099	—
Other accrued liabilities	35,244	35,559

Total long-term liabilities	4,396,754	4,344,020

Total liabilities	4,867,573	4,797,851

Commitments and contingencies
Stockholders’ deficit
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 38,868,350 in 2020 and 38,934,009 in 2019 issued and outstanding	389	389
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	5,122	243
Retained deficit	(3,303,492)	(3,412,649)
Accumulated other comprehensive loss	(2,424)	(3,742)

Total stockholders’ deficit	(3,300,405)	(3,415,759)

Total liabilities and stockholders’ deficit	$1,567,168	$1,382,092

The accompanying notes are an integral part of these consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Years Ended
	January 3,	December 29,	December 30,
	2021	2019	2018
Revenues:
U.S. Company-owned stores	$485,569	$453,560	$514,804
U.S. franchise royalties and fees	503,196	428,504	391,493
Supply chain	2,416,651	2,104,936	1,943,297
International franchise royalties and fees	249,757	240,975	224,747
U.S. franchise advertising	462,238	390,799	358,526

Total revenues	4,117,411	3,618,774	3,432,867

Cost of sales:
U.S. Company-owned stores	379,598	346,168	398,158
Supply chain	2,143,320	1,870,107	1,732,030

Total cost of sales	2,522,918	2,216,275	2,130,188

Operating margin	1,594,493	1,402,499	1,302,679

General and administrative	406,613	382,293	372,464
U.S. franchise advertising	462,238	390,799	358,526

Income from operations	725,642	629,407	571,689
Interest income	1,654	4,048	3,334
Interest expense	(172,166)	(150,818)	(146,345)

Income before provision for income taxes	555,130	482,637	428,678
Provision for income taxes	63,834	81,928	66,706

Net income	$491,296	$400,709	$361,972

Earnings per share:
Common Stock – basic	$12.61	$9.83	$8.65
Common Stock – diluted	$12.39	$9.56	$8.35
The accompanying notes are an integral part of these consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended
	January 3,	December 29,	December 30,
	2021	2019	2018
Net income	$491,296	$400,709	$361,972
Currency translation adjustment	1,318	687	(2,048)

Comprehensive income	$492,614	$401,396	$359,924

The accompanying notes are an integral part of these consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

Common Stock		Additional		Accumulated Other
		Paid-in	Retained	Comprehensive
Shares	Amount	Capital	Deficit	Income (Loss)

Balance at December 31, 2017	42,898,329	$429	$5,654	$(2,739,437)	$(2,030)
Net income	—	—	—	361,972	—
Dividends declared on common stock and equivalents ($2.20)	—	—	—	(92,211)	—
Issuance and cancellation of stock awards, net	79,868	1	—	—	—
Tax payments for restricted stock upon vesting	(27,308)	—	(6,962)	—	—
Purchases of common stock	(2,387,430)	(24)	(30,743)	(560,445)	—
Exercises of stock options	414,102	4	9,828	—	—
Non-cash equity-based compensation expense	—	—	22,792	—	—
Adoption of ASC 606 (Note 1)	—	—	—	(6,701)	—
Currency translation adjustment	—	—	—	—	(2,048)
Reclassification adjustment for stranded taxes (Note 1)	—	—	—	351	(351)

Balance at December 30, 2018	40,977,561	410	569	(3,036,471)	(4,429)
Net income	—	—	—	400,709	—
Dividends declared on common stock and equivalents ($2.60)	—	—	—	(105,605)	—
Issuance and cancellation of stock awards, net	46,913	—	—	—	—
Tax payments for restricted stock upon vesting	(22,506)	—	(5,951)	—	—
Purchases of common stock	(2,493,560)	(25)	(27,700)	(671,282)	—
Exercises of stock options	425,601	4	13,060	—	—
Non-cash equity-based compensation expense	—	—	20,265	—	—
Currency translation adjustment	—	—	—	—	687

Balance at December 29, 2019	38,934,009	389	243	(3,412,649)	(3,742)
Net income	—	—	—	491,296	—
Dividends declared on common stock and equivalents ($3.12)	—	—	—	(122,183)	—
Issuance and cancellation of stock awards, net	35,210	—	—	—	—
Tax payments for restricted stock upon vesting	(18,681)	—	(6,803)	—	—
Purchases of common stock	(838,871)	(8)	(43,524)	(261,058)	—
Exercises of stock options	756,683	8	30,962	—	—
Non-cash equity-based compensation expense	—	—	24,244	—	—
Adoption of ASC 326 (Note 1)	—	—	—	1,102	—
Currency translation adjustment	—	—	—	—	1,318

Balance at January 3, 2021	38,868,350	$389	$5,122	$(3,303,492)	$(2,424)

The accompanying notes are an integral part of these consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	January 3,	December 29,	December 30,
	2021	2019	2018
Cash flows from operating activities:
Net income	$491,296	$400,709	$361,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,038	59,930	53,665
Loss (gain) on sale/disposal of assets	2,922	2,023	(4,737)
Amortization of debt issuance costs	5,526	4,748	8,033
Provision (benefit) for deferred income taxes	14,424	(3,297)	(872)
Non-cash equity-based compensation expense	24,244	20,265	22,792
Excess tax benefits from equity-based compensation	(60,364)	(25,735)	(23,786)
Provision for losses on accounts and notes receivable	2,134	1,195	899
Changes in operating assets and liabilities:
Changes in accounts receivable	(33,334)	(20,900)	(18,172)
Changes in inventories, prepaid expenses and other	(24,959)	(6,741)	(12,455)
Changes in accounts payable and accrued liabilities	68,954	66,137	10,010
Changes in insurance reserves	5,544	5,322	2,174
Changes in operating lease assets and liabilities	2,592	3,302	—
Changes in advertising fund assets and liabilities, restricted	28,777	(10,008)	(5,352)

Net cash provided by operating activities	592,794	496,950	394,171

Cash flows from investing activities:
Capital expenditures	(88,768)	(85,565)	(119,888)
Purchase of investments (Note 9)	(40,000)	—	—
Proceeds from sale of assets	174	12,258	8,367
Maturities of advertising fund investments, restricted	—	50,152	94,007
Purchases of advertising fund investments, restricted	—	—	(70,152)
Purchases of franchise operations and other assets	—	(3,423)	—
Other	(333)	(1,276)	(591)

Net cash used in investing activities	(128,927)	(27,854)	(88,257)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	158,000	675,000	970,000
Repayments of long-term debt and finance lease obligations	(202,058)	(92,085)	(604,088)
Proceeds from exercise of stock options	30,970	13,064	9,832
Purchases of common stock	(304,590)	(699,007)	(591,212)
Tax payments for restricted stock upon vesting	(6,803)	(5,951)	(6,962)
Payments of common stock dividends and equivalents	(121,925)	(105,715)	(92,166)
Cash paid for financing costs	—	(8,098)	(8,207)

Net cash used in financing activities	(446,406)	(222,792)	(322,803)

Effect of exchange rate changes on cash	761	201	(538)

Change in cash and cash equivalents, restricted cash and cash equivalents	18,222	246,505	(17,427)

Cash and cash equivalents, beginning of period	190,615	25,438	35,768
Restricted cash and cash equivalents, beginning of period	209,269	166,993	191,762
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	84,040	44,988	27,316

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	483,924	237,419	254,846

Cash and cash equivalents, end of period	168,821	190,615	25,438
Restricted cash and cash equivalents, end of period	217,453	209,269	166,993
Cash and cash equivalents included in advertising fund assets, restricted, end of period	115,872	84,040	44,988

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$502,146	$483,924	$237,419

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
Fiscal Year
The Company’s fiscal year ends on the Sunday closest to December 31. The 2020 fiscal year ended on January 3, 2021, the 2019 fiscal year ended on December 29, 2019 and the 2018 fiscal year ended on December 30, 2018. The 2020 fiscal year consisted of fifty-three weeks, and the 2019 and 2018 fiscal years each consisted of fifty-two
weeks.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents at January 3, 2021 included approximately $177.1 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of the Company’s asset-backed securitization structure, $39.6 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $0.8 million of other restricted cash. As of

January 3, 2021, the Company also held
 $115.9 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.
Restricted cash and cash equivalents at December 29, 2019 included $157.4 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of the Company’s asset-backed securitization structure, $48.7 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $3.2 million of other restricted cash. As of December 29, 2019, the Company also held $84.0 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.
Allowances for Credit Losses
The Company closely monitors accounts and notes receivable balances and estimates the allowance for credit losses. These estimates are based on historical collection experience and other factors, including those related to current market conditions and events. The Company’s allowances for accounts and notes receivable have not historically been material.
The Company also monitors its off-balance sheet exposures under its letters of credit (Note 4), lease guarantees (Note 5) and surety bonds. Total conditional commitments under surety bonds were $11.0 million as of January 3, 2021 and $7.6 million as of December 29, 2019. None of these arrangements has had or is likely to have a material effect on the Company’s results of operations, financial condition, revenues, expenses or liquidity.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Inventories
Inventories are valued at the lower of cost (on a
first-in,
first-out
basis) or net realizable value. Inventories at January 3, 2021 and December 29, 2019 were
comprised of the following (in thousands):

	2020	2019
Food	$57,116	$49,304
Equipment and supplies	9,567	3,651

Inventories	$66,683	$52,955

Other Assets
Current
 and long-term other assets primarily include prepaid expenses such as insurance, taxes, deposits, notes receivable, software licenses, implementation costs for software as a service arrangements, equity investments without readily determinable fair values, covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions. Other long-term assets included an amortizable intangible asset associated with the acquisition of three U.S. franchise stores during 2019 (Note 13). This intangible asset had a net carrying value, inclusive of accumulated amortization, of $0.9 million and
$
1.3

million as of January 3, 2021 and December 29, 2019, respectively.
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
Depreciation and amortization expense on property, plant and equipment was approximately $42.0 million, $37.1 million and $35.0 million in 2020, 2019 and 2018, respectively.
Impairments of Long-Lived Assets
The Company evaluates the potential impairment of long-lived assets at least annually based on various analyses including the projection of undiscounted cash flows and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, the Company estimates the fair value of the assets. If the carrying amount of the asset exceeds the estimated fair value of the asset, an impairment loss is recognized, and the asset is written down to its estimated fair value. The Company did not record any impairment losses on long-lived assets in 2020, 2019 and 2018.
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
Goodwill
The Company’s goodwill amounts primarily relate to franchise store acquisitions and are not amortized. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2020, 2019 and 2018.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Equity investments without readily determinable fair values
Equity investments without readily determinable fair values are recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments and are classified as long-term other assets in the Company’s consolidated balance sheet. Any adjustments to the carrying amount are recognized in other income (expense), net in the Company’s consolidated statements of income.
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
Capitalized Software
Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software, which range from one to seven years. Capitalized software amortization expense was approximately $23.0 million, $22.8 million and $18.7 million in 2020, 2019 and 2018, respectively. As of January 3, 2021, scheduled amortization for capitalized software that has been placed in service is approximately $20.5 million in 2021, $12.6 million in 2022, $4.3 million in 2023, $0.8 million in 2024, $0.5 million in 2025 and $0.2 million thereafter. As of January 3, 2021, the Company also had $42.4 million of capitalized software that had not yet been placed in service.
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
In connection with the 2019, 2018, 2017 and 2015 Recapitalizations, the Company recorded $8.1 million, $8.2 million, $16.8 million and $17.4 million of debt issuance costs, respectively. In connection with the 2018 Recapitalization, the Company repaid the 2015 Five-Year Fixed Rate Notes and expensed approximately $3.2 million for the remaining unamortized debt issuance costs associated with these notes.
Debt issuance cost expense was approximately $5.5 million, $4.7 million and $8.0 million in 2020, 2019 and 2018, respectively.
Insurance Reserves
The Company has retention programs for workers’ compensation, general liability and owned and non-owned
automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. The Company is generally responsible for up to $2.0 million per occurrence under these retention programs for workers’ compensation and general liability exposures. The Company is also generally responsible for between $500,000 and $5.5 million per occurrence under these retention programs for owned and non-owned
automobile liabilities depending on the year. Total insurance limits under these retention programs vary depending on the year covered and range up to $110.0 million per occurrence for general liability and owned and non-owned
automobile liabilities and up to the applicable statutory limits for workers’ compensation.
Insurance reserves relating to our retention programs are based on undiscounted actuarial estimates. These estimates are based on historical information and on certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company generally receives estimates of outstanding insurance exposures from its independent actuary twice per year and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. The Company had reserves for these programs of $54.6 million and $50.3 million as of January 3, 2021 and December 29, 2019, respectively.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In addition, the Company maintains reserves for its share of employee health costs as part of the health care benefits offered to its employees. Reserves are based on estimated claims incurred that have not yet been paid, based on historical claims and payment lag times.
Contract Liabilities
Contract liabilities consist primarily of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $4.1 million and $4.2 million were included in current other accrued liabilities as of January 3, 2021 and December 29, 2019, respectively. Deferred franchise fees and deferred development fees of $15.0 million and $16.3 million were included in long-term other accrued liabilities as of January 3, 2021 and December 29, 2019, respectively.
Changes in deferred franchise fees and deferred development fees in 2020 and 2019 were as follows (in thousands):

	Fiscal Year Ended
	January 3, 2021	December 29, 2019
Deferred franchise fees and deferred development fees at beginning of period	$20,463	$19,900
Revenue recognized during the period	(6,205)	(5,695)
New deferrals due to cash received and other	4,832	6,258

Deferred franchise fees and deferred development fees at end of period	$19,090	$20,463

The Company expects to recognize revenue of $4.1 million in 2021, $3.0 million in 2022, $2.7 million in 2023, $2.4 million in 2024, $2.0 million in 2025 and $4.9 million thereafter associated with the total deferred franchise fee and deferred development fee amount above.
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
International franchise royalties and fees are primarily comprised of royalties and fees from Domino’s Pizza franchisees outside of the U.S. Royalty revenues are recognized when the items are delivered to or carried out by franchisees’ customers. Store opening fees received from international franchisees are recognized as revenue on a straight-line basis over the term of each respective franchise store agreement, which is typically ten years. Development fees received from international master franchisees are also deferred when amounts are received and are recognized as revenue on a straight-line basis over the term of the respective master franchise agreement, which is typically ten years. International franchise fee revenue primarily relates to per-transaction technology fees that are recognized as the related sales occur. International franchise royalties and fees are invoiced at least quarterly and payments are generally due within 60 days.
U.S. franchise advertising revenues are comprised of contributions from Domino’s Pizza franchisees with operations in the U.S. to the Domino’s National Advertising Fund Inc. (“DNAF”), the Company’s consolidated not-for-profit subsidiary
that administers the Domino’s Pizza system’s national and market level advertising activities in the U.S. Each franchisee is generally required to contribute 6% of their retail sales to fund national marketing and advertising campaigns (subject, in certain instances, to lower rates based on certain incentives and waivers). These revenues are recognized when items are delivered to or carried out by franchisees’ customers. Payments for U.S. franchise advertising revenues are generally due within seven days of the prior week end date. Although these revenues are restricted to be used only for advertising and promotional activities to benefit franchised stores, the Company has determined there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from its U.S. royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the Company’s consolidated statements of income.
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
Supply Chain Profit-Sharing Arrangements
The Company enters into profit-sharing arrangements with U.S. and Canadian stores that purchase all of their food from the Company’s supply chain centers. These profit-sharing arrangements generally offer Company-owned stores and participating franchisees with
50%
(or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of the pre-tax profit from the Company’s supply chain center operations. Profit-sharing obligations are recorded as a revenue reduction in supply chain in the same period as the related revenues and costs are recorded, and were
 $169.0 million, $143.5 million and $132.7 million in 2020, 2019 and 2018, respectively.
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

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Advertising expense included $462.2 million, $390.8 million and $358.5 million of U.S. franchise advertising expense in 2020, 2019 and 2018, respectively. Advertising expense also included $35.7 million, $37.6 million and $43.4 million in 2020, 2019 and 2018, respectively, primarily related to advertising costs funded by U.S. Company-owned stores which is included in general and administrative expense in the consolidated statements of income.
As of January 3, 2021, advertising fund assets, restricted of $147.7 million consisted of $115.9 million of cash and cash equivalents, $27.0 million of accounts receivable and $4.8 million of prepaid expenses. As of January 3, 2021, advertising fund cash and cash equivalents included $6.5 million of cash contributed from U.S. Company-owned stores that had not yet been expended.
As of December 29, 2019, advertising fund assets, restricted of $105.4 million consisted of $84.0 million of cash and cash equivalents, $15.3 million of accounts receivable and $6.1 million of prepaid expenses. As of December 29, 2019, advertising fund cash and cash equivalents included $3.5 million of cash contributed from U.S. Company-owned stores that had not yet been expended.
Leases
The Company leases certain retail store and supply chain center locations, supply chain vehicles, equipment and its corporate headquarters. The Company determines whether an arrangement is or contains a lease at contract inception. The majority of the Company’s leases are classified as operating leases, which are included in operating lease right-of-use
assets and operating lease liabilities in the Company’s consolidated balance sheet. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt on the Company’s consolidated balance sheet.
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
Common Stock Dividends
The Company declared dividends of approximately $122.2 million (or $3.12 per share) in 2020, approximately $105.6 million (or $2.60 per share) in 2019 and approximately $92.2 million (or $2.20 per share) in 2018.
The Company paid
dividends of approximately $121.9 million, $105.7 million and $92.2 million in 2020, 2019 and 2018, respectively.
On February 24, 2021, the Company’s Board of Directors declared a quarterly dividend of
$
0.94 per common share payable on March 30, 2021 to shareholders of record at the close of business on March 15, 2021.
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
Supplemental Disclosures of Cash Flow Information
The Company paid interest of approximately $160.6 million, $142.3 million and $132.8 million during 2020, 2019 and 2018, respectively, on its Notes (Note 4). Cash paid for income taxes was approximately $60.4 million, $80.3 million and $71.7 million in 2020, 2019 and 2018.
The Company had $4.3 million, $6.9 million and $3.8 million of non-cash
investing activities related to accruals for capital expenditures at January 3, 2021, December 29, 2019 and December 30, 2018, respectively. The Company also had $0.7 million of non-cash
investing activities related to lease incentives in 2020.
New Accounting Pronouncements
Recently Adopted Accounting Standards
Accounting Standards Update (“ASU”)
2016-13,
Financial Instruments – Credit Losses (Topic 326)
In June 2016, the Financial Accounting Standards Board (“FASB”) issued
ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
(“ASC 326”). ASC 326 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this standard as of December 30, 2019, the first day of its 2020 fiscal year, using the modified retrospective approach and it did not have a material impact on its consolidated financial statements.
The effects of the changes made to the Company’s consolidated balance sheet as of December 30, 2019 for the adoption of ASC 326 were as follows:

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

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

ASU
2016-02,
Leases (Topic 842)
In February 2016, the FASB issued ASU
2016-02,
Leases
(“ASC 842”) which requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. On December 31, 2018, the first day of its fiscal 2019 year, the Company adopted ASC 842 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
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
ASU 2014-09, Revenue from
Contracts with Customers (Topic 606)
In May 2014, the FASB issued
ASU 2014-09,
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

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Under the requirements of ASC 606, the Company determined that there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from the Company’s U.S. royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the Company’s consolidated statement of income and consolidated statement of cash flows. While this change materially impacted the gross amount of reported franchise revenues and expenses, the impact is generally expected to be an offsetting increase to both revenues and expenses such that the impact on income from operations and net income is not expected to be material. An adjustment to beginning retained deficit and advertising fund liabilities of approximately $6.4 million related to the timing of advertising expense recognition was recorded on the date of adoption. A deferred tax liability of approximately $1.6 million related to this adjustment was also established on the date of adoption.
ASU 2018-02, Income
Statement – Reporting Comprehensive Income (Topic 220)
In February 2018, the FASB
issued ASU 2018-02,
 Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
(“ASU
2018-02”).
The amendments in this updated standard allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company adopted ASU
2018-02
in 2018 and, as a result, recorded a $0.4 million reclassification from accumulated other comprehensive loss to the beginning balance of retained deficit in 2018.
Accounting Standards Not Yet Adopted
The Company has considered all new accounting pronouncements issued by the FASB. The following represent accounting pronouncements that are applicable to the Company, but for which the Company has not yet completed its assessment or has not yet adopted as of January 3, 2021.
ASU 2019-12, Income
Taxes – Simplifying the Accounting for Income Taxes (Topic 740)
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(“ASU
2019-12”),
which simplifies the accounting for income taxes. ASU
2019-12
is effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company will adopt this accounting standard in the first quarter of 2021 and does not expect that it will have a material impact on its consolidated financial statements.
ASU
2020-04,
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
(“ASU
2020-04”),
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
The computation of basic and diluted earnings per common share for 2020, 2019 and 2018 is as follows (in thousands, except share and per share amounts):

	2020	2019	2018
Net income available to common stockholders – basic and diluted	$491,296	$400,709	$361,972

Weighted average number of common shares	38,974,037	40,766,362	41,856,017
Earnings per common share – basic	$12.61	$9.83	$8.65
Diluted weighted average number of common shares	39,640,791	41,923,062	43,331,278
Earnings per common share – diluted	$12.39	$9.56	$8.35
The denominators used in calculating diluted earnings per share for common stock do not include 52,330 options to purchase common stock in 2020, 160,980 options to purchase common stock in 2019 and 76,686 options to purchase common stock in 2018, as the effect of including these options would be anti-dilutive. The denominator used in calculating diluted earnings per share for common stock does not include 28,570 shares subject to restricted stock awards in 2018, as the effect of including these shares would have been anti-dilutive. The denominators used in calculating diluted earnings per share for common stock do not include 68,159 restricted performance shares in 2020, 82,647 restricted performance shares in 2019 and 81,545 restricted performance shares in 2018 as the performance targets for these awards had not yet
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
The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the Company’s Level 3 investment (Note 9) is not readily determinable. The fair value represents its cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments. The following table summarizes the carrying amounts and fair values of certain assets at January 3, 2021 (in thousands):

	At January 3, 2021
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$151,502	$151,502	$—	$—
Restricted cash equivalents	126,595	126,595	—	—
Investments in marketable securities	13,251	13,251	—	—
Advertising fund cash equivalents, restricted	104,197	104,197	—	—
Investments (Note 9)	40,000	—	—	40,000
The following table summarizes the carrying amounts and fair values of certain assets at December 29, 2019 (in thousands):

	At December 29, 2019
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$180,459	$180,459	$—	$—
Restricted cash equivalents	126,963	126,963	—	—
Investments in marketable securities	11,982	11,982	—	—
Advertising fund cash equivalents, restricted	67,851	67,851	—	—

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(4) Recapitalizations and Financing Arrangements
2019 Recapitalization
On November 19, 2019, the Company completed a recapitalization (the “2019 Recapitalization”) in which certain of the Company’s subsidiaries issued $675.0 million
Series 2019-1 3.668%
Fixed Rate Senior Secured
Notes, Class A-2 with
an anticipated term of 10 years (the “2019 Fixed Rate Notes”) pursuant to an asset-backed securitization. The Company also entered into a revolving financing facility on the Closing Date, which allows for the issuance of up to $200.0 million Series
2019-1
Variable Funding Senior Secured Notes,
Class A-1
(the “2019 Variable Funding Notes”) and certain other credit instruments, including letters of credit. The 2019 Fixed Rate Notes and the 2019 Variable Funding Notes are referred to collectively as the “2019 Notes.” Gross proceeds from the issuance of the 2019 Notes were $675.0 million.
The proceeds from the 2019 Recapitalization were used to
pre-fund a
portion of the principal and interest payable on the 2019 Notes, pay transaction fees and expenses and repurchase and retire shares of the Company’s common stock. Additionally, in connection with the 2019 Recapitalization, the Company capitalized $8.1 million of debt issuance costs, which are being amortized into interest expense over the expected term of the 2019 Fixed Rate Notes.
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
Ten-Year
Fixed Rate Notes” and, collectively with the 2017 Floating Rate Notes and the 2017 Five-Year Fixed Rate Notes, the “2017 Notes”). The interest rate on the 2017 Floating Rate Notes is payable at a rate equal to LIBOR plus 125 basis points. Gross proceeds from the issuance of the 2017 Notes were $1.9 billion.
2015 Recapitalization
On October 21, 2015, the Company completed a recapitalization transaction (the “2015 Recapitalization”) in which certain of the Company’s subsidiaries issued notes pursuant to an asset-backed securitization. The notes consisted of $500.0 million Series
2015-1
3.484% Fixed Rate Senior Secured Notes,
Class A-2-I
(the “2015 Five-Year Fixed Rate Notes”) and $800.0 million Series
2015-1
4.474% Fixed Rate Senior Secured Notes,
Class A-2-II
(the “2015
Ten-Year
Fixed Rate Notes” and, together with the 2015 Five-Year Fixed Rate Notes, the “2015 Notes”). Gross proceeds from the issuance of the 2015 Notes were $1.3 billion.
The 2019 Notes, 2018 Notes, 2017 Notes and 2015 Notes are collectively referred to as the “Notes.”

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2019 Notes
The 2019 Fixed Rate Notes have original remaining scheduled principal payments of $6.8 million in each of 2021 through 2028 and $614.3 million in 2029. During 2020, the Company made principal payments of approximately $6.8 million on the 2019 Fixed Rate Notes. As noted below with respect to guarantees and covenants of the notes, as of the fourth quarter of 2020, the Company had a leverage ratio of less than
 5.0x, and accordingly, did not make the previously scheduled debt amortization payment beginning in the first quarter of 2021.
The legal final maturity date of the 2019 Fixed Rate Notes is October 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2019 Fixed Rate Notes will be repaid on or prior to the anticipated repayment date occurring in October 2029. If the Company has not repaid or refinanced the 2019 Fixed Rate Notes prior to the applicable anticipated repayment dates, additional interest of at least 5% per annum will accrue, as defined in the related agreements.
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
The Company borrowed and repaid $158.0 million
under the 2019 Variable Funding Notes
 in 2020. As of January 3, 2021, the Company had no outstanding borrowings and $157.5 million of available borrowing capacity under its 2019 Variable Funding Notes, net of letters of credit issued of $42.5 million.
2018 Notes
The 2018 Notes have original remaining scheduled principal payments of $8.3 million in each of 2021 through 2024, $402.4 million in 2025, $4.0 million in 2026 and $367.0 million in 2027. During 2020, the Company made principal payments of approximately $8.3 million on the 2018 Notes. As noted below with respect to guarantees and covenants of the notes, as of the fourth
quarter of 2020, the Company had a leverage ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payment beginning in the first quarter of 2021.
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
2017 Notes
The 2017 Notes have original remaining scheduled principal payments of $19.0 million in 2021, $874.0 million in 2022, $10.0 million in each of 2023 through 2026, and $910.0 million in 2027. During 2020, the Company made principal payments of approximately $19.0 million on the 2017 Notes. As noted below with respect to guarantees and covenants of the notes, as of the fourth
 quarter of 2020, the Company had a leverage ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payment beginning in the first quarter of 2021.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2015 Notes
The 2015 Five-Year Fixed Rate Notes were repaid in connection with the 2018 Recapitalization. The 2015
Ten-Year
Fixed Rate Notes have original remaining scheduled principal payments of $8.0 million in 2021 through 2024 and $734.0 million in 2025. During 2020, the Company made principal payments of approximately $8.0 million on the 2015
Ten-Year
Fixed Rate Notes. As noted below with respect to guarantees and covenants of the notes,

as of the fourth
quarter of 2020, the Company had a leverage ratio of less than 5.0x, and accordingly, did not make the previously
scheduled debt amortization payment beginning in the first quarter of 2021.
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
Debt Issuance Costs and Transaction-Related Expenses
During 2019 and in connection with the 2019 Recapitalization, the Company incurred $0.5 million of net pre-tax
2019 Recapitalization-related general and administrative expenses, including legal and professional fees. In connection with the 2019 Recapitalization, the Company recorded $8.1 million of debt issuance costs, which are being amortized into interest expense over the ten-year
expected term of the 2019 Fixed Rate Notes.
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
expected terms of the 2018 Notes.
Guarantees and Covenants of the Notes
The Notes are guaranteed by certain subsidiaries of DPLLC and secured by a security interest in substantially all of the assets of the Company, including royalty and certain other income from all U.S. and international stores, U.S. supply chain income and intellectual property. The restrictions placed on the Company’s subsidiaries require that the Company’s principal and interest obligations have first priority and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of weekly cash flow that exceeds the required weekly principal and interest reserve is generally remitted to the Company in the form of a dividend. However, once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries.
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
While the Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. The payment of principal of the 2019 Fixed Rate Notes, 2018 Notes, the 2017 Notes and the 2015 Notes may be suspended if the leverage ratio for the Company is less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined. Scheduled principal payments will resume upon failure to satisfy the aforementioned leverage ratio on an ongoing basis and no catch-up
provisions are applicable.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of the fourth quarter of 2020, the Company had a leverage ratio of less than
5.0x,
and accordingly, did not make the previously scheduled debt amortization payment beginning in the first quarter of 2021, and the Company does not intend to make any scheduled dept principal payments in 2021 while the leverage ratio is less than 5.0x. Accordingly, all principal amounts of the outstanding 2019 Fixed Rate Notes, 2018 Notes, the 2017 Notes and the 2015 Notes have been classified as long-term debt in the consolidated balance sheet as of January 3, 2021.

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
Consolidated Long-Term Debt
At January 3, 2021 and December 29, 2019, consolidated long-term debt
consisted of the following (in thousands):

	2020	2019
2015 Ten-Year Fixed Rate Notes	$766,000	$774,000
2017 Five-Year Fixed Rate Notes	582,000	588,000
2017 Ten-Year Fixed Rate Notes	970,000	980,000
2017 Five-Year Floating Rate Notes	291,000	294,000
2018 7.5-Year Fixed Rate Notes	415,438	419,688
2018 9.25-Year Fixed Rate Notes	391,000	395,000
2019 Ten-Year Fixed Rate Notes	668,250	675,000
Finance lease obligations	60,555	19,657
Debt issuance costs, net of accumulated amortization of $18.4 million in 2020 and $12.9 million in 2019	(25,370)	(30,896)

Total debt	4,118,873	4,114,449
Less – current portion	2,855	43,394

Consolidated long-term debt, net of debt issuance costs	$4,116,018	$4,071,055

At January 3, 2021, maturities of long-term debt and finance lease obligations are as follows (in thousands):

2021	$2,855
2022	876,027
2023	2,937
2024	3,198
2025	1,184,512
Thereafter	2,074,714

$4,144,243

Fair Value Disclosures
Management estimated the approximate fair values of the 2019 Fixed Rate Notes, 2018 Notes, 2017 Notes and 2015 Notes as follows (in thousands):

	January 3, 2021		December 29, 2019
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Fixed Rate Notes	$766,000	$809,662	$774,000	$804,960
2017 Five-Year Fixed Rate Notes	582,000	582,582	588,000	588,588
2017 Ten-Year Fixed Rate Notes	970,000	1,035,960	980,000	1,017,240
2017 Five-Year Floating Rate Notes	291,000	291,000	294,000	294,000
2018 7.5-Year Fixed Rate Notes	415,438	437,456	419,688	431,439
2018 9.25-Year Fixed Rate Notes	391,000	422,280	395,000	414,355
2019 Ten-Year Fixed Rate Notes	668,250	712,355	675,000	675,675

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The 2019 Fixed Rate Notes, 2018 Notes, 2017 Notes and 2015 Notes are classified as a Level 2 measurement, as the Company estimated the fair value amount by using available market information. The Company obtained broker quotes from two separate brokerage firms that are knowledgeable about the Notes and, at times, trade these notes. Further, the Company performs its own internal analysis based on the information it gathers from public markets, including information on notes that are similar to those of the Company. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values calculated above.

At January 3, 2021 and December 29, 2019, the Company did not have any outstanding borrowings under its 2019 Variable Funding Notes. Borrowings under the 2019 Variable Funding Notes are a variable rate loan. The fair value of this loan approximated book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions.
This fair value represents a Level 2 measurement.
The fair values in the table above represent the fair value of such Notes at January 3, 2021 and December 29, 2019. In light of the novel coronavirus
(“COVID-19”)
pandemic (discussed further in Note 14) and its impact on financial markets, these fair values fluctuated significantly during 2020 and may continue to fluctuate based on market conditions and other factors.
(5) Leases
The Company leases certain retail store and supply chain center locations, supply chain vehicles, equipment and its corporate headquarters with expiration dates through 2041.
The components of operating and finance lease cost for 2020 and 2019 were as follows (in thousands):

	Fiscal Year Ended
	January 3, 2021	December 29, 2019
Operating lease cost	$44,679	$42,903
Finance lease cost:
Amortization of right-of-use assets	2,186	1,167
Interest on lease liabilities	3,340	1,952

Total finance lease cost	$5,526	$3,119

Rent expense totaled $73.7 million, $69.7 million and $67.4 million in 2020, 2019 and 2018 respectively. Rent expense includes operating lease cost, as well as expense for non-lease
components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Variable rent expense and rent expense for short-term leases were immaterial for 2020 and 2019, respectively.
Supplemental balance sheet information related to the Company’s leases as of January 3, 2021 and December 29, 2019 was as follows (in thousands):

	January 3,	December 29,
	2021	2019
Land and buildings	$68,084	$25,476
Accumulated depreciation and amortization	(10,049)	(7,846)

Finance lease assets, net	$58,035	$17,630

Current portion of long-term debt	$2,855	$1,394
Long-term debt, less current portion	57,700	18,263

Total principal payable on finance leases	$60,555	$19,657

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of January 3, 2021 and December 29, 2019, the
weighted
average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	January 3, 2021		December 29, 2019
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Weighted average remaining lease term	7 years	16 years	8 years	14 years
Weighted average discount rate	3.7%	6.8%	3.8%	11.7%

Supplemental cash flow information related to leases for 2020 and 2019 was as follows (in thousands):

	Fiscal Year Ended
	January 3, 2021	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43,679	$43,608
Operating cash flows from finance leases	3,340	1,952
Financing cash flows from finance leases	2,058	647
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	37,375	63,685
Finance leases	42,894	3,255
During 2018, the Company renewed the leases of four supply chain center buildings and extended the terms of the leases. As a result, the Company recorded non-cash
financing activities of $12.0 million for the increase in capital lease assets and liabilities during 2018. During 2018, the Company also recorded $1.9 million in non-cash
financing activities related to a
build-to-suit
arrangement, which was derecognized in connection with the Company’s adoption of ASC 842 in 2019.
Maturities of lease liabilities as of January 3, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$45,143	$5,849
2022	42,441	6,706
2023	36,879	6,227
2024	35,466	6,684
2025	28,758	6,479
Thereafter	84,440	69,687

Total future minimum rental commitments	273,127	101,632

Less – amounts representing interest	(34,998)	(41,077)

Total lease liabilities	$238,129	$60,555

As of January 3, 2021, the Company had additional leases for certain supply chain tractors and trailers that had not yet commenced with estimated future minimum rental commitments of approximately $2.0 million. These leases are expected to commence
in 2021 with lease terms of up to 9 years. These undiscounted amounts are not included in the table above.
The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $12.6 million and $16.7 million as of January 3, 2021 and December 29, 2019, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO
CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

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

On February 14, 2011, Domino’s Pizza LLC was named as a defendant in a lawsuit along with Fischler Enterprises of C.F., Inc., a franchisee, and Jeffrey S. Kidd, the franchisee’s delivery driver, filed by Yvonne Wiederhold, the plaintiff, as Personal Representative of the Estate of Richard E. Wiederhold, deceased. The case involved a traffic accident in which the franchisee’s delivery driver is alleged to have caused an accident involving a vehicle driven by Richard Wiederhold. Mr. Wiederhold sustained spinal injuries resulting in quadriplegia and passed away several months after the accident. The case went to trial in 2016 and the Company was found liable, but the verdict was reversed by the Florida Fifth District Court of Appeals in May 2018 and was remanded to the Ninth Judicial Circuit Court of Florida for a new trial. The case was tried again in June 2019 and the jury returned a $9.0 million judgment for the plaintiff where the Company and Mr. Kidd were found to be 100% liable (after certain offsets and other deductions the final verdict was $8.0 million). In October 2020, the Florida Fifth District Court of Appeals issued a split two-judge majority with one dissent per curiam decision affirming the judgment entered by the Ninth Judicial Circuit Court of Florida. With all viable appellate options exhausted, the decision was made by the Company and its insurers to pay the verdict in the fourth quarter of 2020. This payment was subject to the Company’s insurance retention programs for non-owned automobile liabilities described in Note 1. This payment did not have a material impact on the Company’s results of operations.
(7) Income Taxes
Income before provision for income taxes in 2020, 2019 and 2018 consists of the following (in thousands):

	2020	2019	2018
U.S.	$541,646	$468,467	$414,804
Foreign	13,484	14,170	13,874

Income before provision for income taxes	$555,130	$482,637	$428,678

The differences between the U.S. Federal statutory income tax provision (using the statutory rate of 21%) and the Company’s consolidated provision for income taxes for 2020, 2019 and 2018 are summarized as follows (in thousands):

	2020	2019	2018
Federal income tax provision based on the statutory rate	$116,577	$101,354	$90,022
State and local income taxes, net of related Federal income taxes	16,660	15,141	14,233
Non-resident withholding and foreign income taxes	18,741	20,351	21,369
Foreign tax and other tax credits	(19,506)	(20,090)	(25,301)
Foreign derived intangible income	(12,390)	(12,810)	(11,760)
Excess tax benefits from equity-based compensation	(60,364)	(25,735)	(23,786)
Non-deductible expenses, net	4,359	3,090	1,999
Unrecognized tax provision, net of related Federal income taxes	516	694	301
Other	(759)	(67)	(371)

Provision for income taxes	$63,834	$81,928	$66,706

Excess tax benefits or deficiencies from equity-based compensation activity resulted in a decrease in the Company’s provision for income taxes of $60.4 million in 2020, $25.7 million in 2019 and $23.8 million in 2018, primarily due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The components of the 2020, 2019 and 2018 consolidated provision for income taxes are as follows (in thousands):

	2020	2019	2018
Provision for Federal income taxes
Current provision	$19,894	$49,539	$33,558
Deferred provision (benefit)	14,301	(2,862)	(1,543)

Total provision for Federal income taxes	34,195	46,677	32,015
Provision for state and local income taxes
Current provision	10,775	15,335	12,651
Deferred provision (benefit)	123	(435)	671

Total provision for state and local income taxes	10,898	14,900	13,322
Provision for non-resident withholding and foreign income taxes	18,741	20,351	21,369

Provision for income taxes	$63,834	$81,928	$66,706

As of January 3, 2021 and December 29, 2019, the significant components of net deferred income taxes are as follows (in thousands):

	2020	2019
Deferred income tax assets
Operating lease liabilities	$58,885	$58,546
Accruals and reserves	14,148	11,874
Insurance reserves	12,447	11,256
Non-cash equity-based compensation expense	8,331	10,357
Foreign tax credit	6,603	9,333
Other	7,720	6,980

Deferred income tax assets before valuation allowance	108,134	108,346

Less: Valuation allowance	(7,600)	(4,280)

Total deferred income tax assets	100,534	104,066

Deferred income tax liabilities
Operating lease right-of-use assets	56,446	56,744
Depreciation, amortization and asset basis differences	18,687	9,919
Capitalized software	29,596	27,330

Total deferred income tax liabilities	104,729	93,993

Net deferred income taxes	$(4,195)	$10,073

Prior period amounts in the table above have been reclassified to conform to the current year presentation.
Realization of the Company’s deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Although realization of the Company’s deferred tax assets is not assured, on an ongoing basis, management assesses whether it remains more likely than not the deferred tax assets will be realized.
As of January 3, 2021, the Company had total foreign tax credits of $6.6 million, which is fully offset with a corresponding valuation allowance. As of January 3, 2021, the Company also had a $1.0 million valuation allowance related to interest deductibility in separately filed states
. As of December 29, 2019, the Company had total foreign tax credits of $9.3 million, of which $5.6 million was carried back one year to be fully utilized. As of December 29, 2019, the Company had a total valuation allowance of $4.3 million, related to expected limitations on foreign tax credits and interest deductibility in separately filed states. Management believes the remaining deferred tax assets will be realized.
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

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2020	2019	2018
Unrecognized tax benefits at beginning of period	$2,802	$1,964	$1,837
Additions for tax positions of current year	494	468	425
Additions for tax positions of prior years	506	789	115
Reductions for changes in prior year tax positions	(178)	(284)	(64)
Reductions for lapses of applicable statute of limitations	(306)	(135)	(349)

Unrecognized tax benefits at end of period	$3,318	$2,802	$1,964

As of January 3, 2021, the amount of unrecognized tax benefits was $3.3 million of which, if ultimately recognized, $2.4 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. As of January 3, 2021, the Company had $0.2 million of accrued interest and no accrued penalties.
As of December 29, 2019, the amount of unrecognized tax benefits was $2.8 million of which, if ultimately recognized, $2.2 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. As of December 29, 2019, the Company had $0.1 million of accrued interest and $0.2 million of accrued penalties.
There are currently no Internal Revenue Service audits in progress for the Company. The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2017, but it varies for state and foreign locations. The Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
(8) Employee Benefits
The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 18 years of age are eligible to participate in the plan. During 2020 and 2019, the plan required the Company to match 100% of the first 5% of each employee’s elective deferrals. During 2018, the plan required the Company to match 100% of the first 3% of each employee’s elective deferrals and 50% of the next 2% of each employee’s elective deferrals. The Company’s matching contributions were made in the form of cash and vested immediately. The expenses incurred for Company contributions to the plan were approximately $12.0 million, $10.8 million and $7.3 million in 2020, 2019 and 2018, respectively.
The Company has established a
non-qualified
deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their base salary and up to 80% of their bonus compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2020, 2019 and 2018.
The Company has an employee stock payroll deduction plan (the “ESPDP”). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for at least one year. The Company purchases common stock on the open market for the ESPDP at the current market price. There were 16,017 shares, 20,222 shares and 19,494 shares of common stock in 2020, 2019 and 2018, respectively, purchased on the open market for participating employees at a weighted-average price of $357.54 in 2020, $257.12 in 2019 and $249.57 in 2018. The expenses incurred under the ESPDP were approximately $1.0 million, $0.8 million and $0.7 million in 2020, 2019 and 2018, respectively.
(9) Investment in Dash Brands
During the second quarter of 2020, a subsidiary of the Company acquired a non-controlling
interest in Dash Brands Ltd., a privately-held business company limited by shares incorporated with limited liability under the laws of the British Virgin Islands (“Dash Brands”), for $40.0 million.
Through its subsidiaries, Dash Brands serves as the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. The Company’s investment in Dash Brands’ senior ordinary shares, which are not in-substance common stock, represents an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments within long-term other assets in the Company’s consolidated balance sheet. The Company did not record any adjustments to the carrying amount of $40.0 million in 2020.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In the first quarter of 2021, the Company invested an additional $40.0 million in Dash Brands based on Dash Brands’ achievement of certain performance conditions. In the first quarter of 2021, the Company recorded a positive adjustment of $2.5 million to the original carrying amount of $40.0 million resulting from the observable change in price from the valuation of the additional investment.
(10) Equity Incentive Plans
The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statements of income based on the estimated fair value of the awards and is amortized over the requisite service period of each award.
The Company’s current equity incentive plan benefits certain of the Company’s employees and directors and is named the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). As of January 3, 2021, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 2,559,832 shares were authorized for grant but have not been granted.
The Company recorded total
non-cash
compensation expense of $24.2 million, $20.3 million and $22.8 million in 2020, 2019 and 2018, respectively. All non-cash
compensation expense amounts are recorded in general and administrative expense. The Company recorded a deferred tax benefit related to non-cash
compensation expense of approximately $3.6 million in 2020 and $3.8 million in 2019.
Stock Options
As of January 3, 2021, the number of stock options granted and outstanding under the 2004 Equity Incentive Plan was 832,666 options. Stock options granted in fiscal 2011 and fiscal 2012 were granted with an exercise price equal to the market price at the date of the grant and expire ten years from the date of grant. Stock options granted in fiscal 2013 through fiscal 2020 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over four years from the date of grant. Additionally, all stock options granted become fully exercisable upon vesting. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements.
Stock option activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Stock options at December 31, 2017	2,238,114	$55.94
Stock options granted	96,580	266.11
Stock options cancelled	(11,193)	174.63
Stock options exercised	(414,102)	23.74

Stock options at December 30, 2018	1,909,399	$72.86
Stock options granted	96,280	272.64
Stock options cancelled	(33,667)	196.47
Stock options exercised	(425,601)	30.70

Stock options at December 29, 2019	1,546,411	$94.21
Stock options granted	52,730	413.80
Stock options cancelled	(9,792)	268.94
Stock options exercised	(756,683)	40.93

Stock options at January 3, 2021	832,666	$160.82	5.3	$186,974

Exercisable at January 3, 2021	687,570	$127.50	4.6	$176,053

The total intrinsic value of stock options exercised was approximately $249.7 million, $103.8 million and $91.2 million in 2020, 2019 and 2018, respectively. Cash received from the exercise of stock options was approximately $31.0 million, $13.1 million and $9.8 million in 2020, 2019 and 2018, respectively. The tax benefit realized from stock options exercised was approximately $59.1 million, $24.9 million and $22.0 million in 2020, 2019 and 2018, respectively.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company recorded total non-cash compensation expense of
$
6.3
 million, $
4.0
 million and $
6.3
 million in 2020, 2019 and 2018, respectively, related to stock option awards. As of January 3, 2021, there was $
8.0
 million of total unrecognized compensation cost related to
unvested
stock options granted under the 2004 Equity Incentive Plan which generally will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of
2.4
years.

Management estimated the fair value of each option grant made during 2020, 2019 and 2018 as of the date of the grant using the Black-Scholes option pricing method. Weighted average assumptions are presented in the following table. The risk-free interest rate is based on the estimated effective life and is estimated based on U.S. Treasury Bond rates as of the grant date. The expected life is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price.

	2020	2019	2018
Risk-free interest rate	0.3%	1.9%	2.7%
Expected life (years)	5.5	5.5	5.5
Expected volatility	30.0%	25.0%	24.2%
Expected dividend yield	0.8%	0.9%	0.8%
Weighted average fair value per stock option	$105.76	$64.66	$67.65
Option valuation models require the input of highly subjective assumptions. In management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options, as changes in subjective input assumptions can significantly affect the fair value estimate.
Other Equity-Based Compensation Arrangements
The Company granted 3,630 shares, 3,780 shares and 3,790 shares of restricted stock in 2020, 2019 and 2018, respectively, to members of its Board of Directors. These grants generally vest one year from the date of the grant and have a fair value equal to the market price of the Company’s stock on the grant date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. The Company recorded total non-cash
compensation expense of $1.2 million, $1.0 million and $0.8 million in 2020, 2019 and 2018, respectively, related to these restricted stock awards. As of January 3, 2021, there was $0.2 million of total unrecognized compensation cost related to these restricted stock grants.
In 2018, the Company granted 28,570 shares of restricted stock to two executives of the Company. These grants will vest four years from the date of the grant and have a fair value equal to the market price of the Company’s stock on the grant date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. The Company recorded total non-cash
compensation expense of $2.1 million, $2.1 million and $1.1 million in 2020, 2019 and 2018 related to these restricted stock awards. As of January 3, 2021, there was $2.7 million of total unrecognized compensation cost related to these restricted stock grants.
The Company granted 39,150 shares, 63,790 shares and 59,070 shares of performance-based restricted stock in 2020, 2019 and 2018, respectively, to certain employees of the Company. These performance-based restricted stock awards are separated into four tranches and have time-based and performance-based vesting conditions with the last tranche vesting four years from the issuance date. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. These awards are considered granted for accounting purposes when the performance target is established, which is generally in the fourth quarter of each year. The Company recorded total non-cash
compensation expense of $14.6 million, $13.2 million and $14.6 million in 2020, 2019 and 2018, respectively, related to these awards. As of January 3, 2021, there was an estimated $30.8 million of total unrecognized compensation cost related to performance-based restricted stock.

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restricted stock and performance-based restricted stock activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value (1)
Nonvested at December 31, 2017	194,604	$147.94
Shares granted	91,430	271.33
Shares cancelled	(12,692)	178.06
Shares vested	(82,963)	128.57

Nonvested at December 30, 2018	190,379	$213.57
Shares granted	67,570	275.06
Shares cancelled	(17,923)	230.60
Shares vested	(68,956)	175.84

Nonvested at December 29, 2019	171,070	$251.29
Shares granted	42,780	398.08
Shares cancelled	(8,345)	273.70
Shares vested	(58,743)	221.58

Nonvested at January 3, 2021	146,762	$304.69

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
During 2020, 2019 and 2018, the Company repurchased 838,871 shares, 2,493,560 shares and 2,387,430 shares for approximately $304.6 million, $699.0 million and $591.2 million, respectively. At January 3, 2021, the Company had $101.6 million remaining under its $1.0 billion authorization. From January 4, 2021 through February 18, 2021, the Company repurchased and retired an additional 65,870 shares of common stock for approximately $25.0 million.
On February 24, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. This repurchase program replaces the remaining availability of approximately $76.6 million under the Company’s previously approved $1.0 billion share repurchase program.
As of January 3, 2021, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting
shares. The share components of outstanding common stock at January 3, 2021 and December 29, 2019 were as follows
:

	2020	2019
Voting	38,865,160	38,930,646
Non-Voting	3,190	3,363

Total Common Stock	38,868,350	38,934,009

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
The tables below summarize the financial information concerning the Company’s reportable segments for fiscal 2020, 2019 and 2018. Intersegment revenues are comprised of sales of food, equipment and supplies from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based.
The “Other” column as it relates to Segment Income below primarily includes corporate administrative costs that are not allocable to a reportable segment, including labor, computer expenses, professional fees, travel and entertainment, rent, insurance and other corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements for our corporate offices. Tabular amounts presented below are in thousands.

	U.S. Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues-
2020	$1,451,003	$2,552,795	$249,757	$(136,144)	—	$4,117,411
2019	1,272,863	2,231,838	240,975	(126,902)	—	3,618,774
2018	1,264,823	2,087,408	224,747	(144,111)	—	3,432,867
Segment Income-
2020	$435,089	$238,420	$197,602	N/A	$(53,265)	$817,846
2019	361,673	199,844	187,318	N/A	(36,701)	712,134
2018	335,989	176,714	174,700	N/A	(43,462)	643,941
Capital Expenditures-
2020	$15,319	$36,229	—	N/A	$35,371	$86,919
2019	11,793	33,440	131	N/A	43,304	88,668
2018	15,717	61,652	134	N/A	42,171	119,674
The following table reconciles total Segment Income to income before provision for income taxes (in thousands):

	2020	2019	2018
Total Segment Income	$817,846	$712,134	$643,941
Depreciation and amortization	(65,038)	(59,930)	(53,665)
(Loss) gain on sale/disposal of assets	(2,922)	(2,023)	4,737
Non-cash equity-based compensation expense	(24,244)	(20,265)	(22,792)
Recapitalization-related expenses	—	(509)	(532)

Income from operations	725,642	629,407	571,689
Interest income	1,654	4,048	3,334
Interest expense	(172,166)	(150,818)	(146,345)

Income before provision for income taxes	$555,130	$482,637	$428,678

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the Company’s identifiable asset information as of January 3, 2021 and December 29, 2019 (in thousands):

	2020	2019
U.S. stores	$308,088	$251,844
U.S. supply chain	488,983	408,919

Total U.S. assets	797,071	660,763
International franchise	41,408	23,396
International supply chain	31,060	35,745

Total international assets	72,468	59,141
Unallocated	697,629	662,188

Total assets	$1,567,168	$1,382,092

Unallocated assets primarily include cash and cash equivalents, restricted cash and cash equivalents, certain accounts receivable and prepaid expenses, investments in equity securities without readily determinable fair values and marketable securities, certain long-lived assets including certain property, plant and equipment and the operating lease right-of-use
asset for the Company’s corporate headquarters and deferred income taxes.
The following table summarizes the Company’s goodwill balance as of January 3, 2021 and December 29, 2019 (in thousands):

	2020	2019
U.S. stores	$13,994	$14,026
Supply chain	1,067	1,067

Consolidated goodwill	$15,061	$15,093

(13) Company-owned Store Transactions
During 2019, the Company sold 62 U.S. Company-owned stores to certain of its existing U.S.
franchisees
for proceeds of $12.3 million. In connection with the sale of the stores, the Company recorded a $0.3 million pre-tax
loss on the sale of the related assets and liabilities, which was net of a $1.5 million reduction in goodwill. The net loss on these store sales was recorded in general and administrative expense in the Company’s consolidated statements of income. During 2019, the Company also purchased three U.S. franchised stores from a U.S. franchisee for $3.4 million, which included $1.7 million of goodwill, $1.3 million of intangibles and $0.4 million of leasehold improvements and other assets.
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

Domino’s Pizza, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(14)
COVID-19
Pandemic
In December 2019, the COVID-19 disease was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. During 2020 in the midst of the COVID-19 pandemic, the Company continued to increase its U.S. stores revenues. U.S. supply chain experienced higher volumes as a result of the increases in U.S. store sales. The COVID-19 pandemic negatively impacted the Company’s international franchise revenues during the second quarter of 2020 due to temporary store closures in certain markets as well as changes in operating procedures and store hours resulting from actions taken to increase social distancing across the Company’s international franchise markets. In the third and fourth quarters of 2020, these negative impacts lessened due to the reopening and resumption of normal store hours at a majority of the Company’s international franchised stores that had been temporarily closed for portions of the second quarter. The Company made certain investments during the COVID-19 pandemic related to safety and cleaning equipment, enhanced sick pay and compensation for frontline team members and support for the Company’s franchisees and their communities. Finally, given the market uncertainty arising from COVID-19, the Company took a precautionary measure and borrowed
$158.0
million under its 2019 Variable Funding Notes during the second quarter of 2020, which was fully repaid throughout the remainder of 2020. The Company is closely monitoring the impact of the pandemic on all aspects of its business and is unable at this time to predict the continued impact that
COVID-19
will have on its business, financial position and operating results in future periods due to numerous uncertainties.

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
promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 3, 2021 based on the framework in
Internal Control
 — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 3, 2021. The effectiveness of the Company’s internal control over financial reporting as of January 3, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information.
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	68	Chairman of the Board of Directors
Richard E. Allison, Jr.	54	Chief Executive Officer and Director
Stuart A. Levy	49	Executive Vice President, Chief Financial Officer
Russell J. Weiner	52	Chief Operating Officer and President—Domino’s U.S.
Thomas B. Curtis	57	Executive Vice President, U.S. Operations and Support
Arthur P. D’Elia	43	Executive Vice President, Chief Marketing Officer
Kelly E. Garcia	45	Executive Vice President, Chief Technology Officer
Cynthia A. Headen	52	Executive Vice President, Supply Chain Services
Joseph H. Jordan	47	Executive Vice President, International
Timothy P. McIntyre	58	Executive Vice President, Communications and Legislative Affairs
Kevin S. Morris	60	Executive Vice President, General Counsel and Corporate Secretary
Lisa V. Price	48	Executive Vice President, Chief Human Resources Officer
C. Andrew Ballard	48	Director
Andrew B. Balson	54	Director
Corie S. Barry	45	Director
Diana F. Cantor	63	Director
Richard L. Federico	66	Director
James A. Goldman	62	Director
Patricia E. Lopez	59	Director
David A. Brandon
has served as the Chairman of the Domino’s Board of Directors since March 1999. Mr. Brandon most recently served as Chairman and Chief Executive Officer of Toys “R” Us, Inc., formerly the world’s largest specialty retailer of toy and baby products, a position he held from July 2015 to December 2018. Previously, Mr. Brandon was the Director of Athletics at the University of Michigan from March 2010 to October 2014. Mr. Brandon served as Domino’s Chief Executive Officer from March 1999 to March 2010. Mr. Brandon was retained by the Company as a Special Advisor from March 2010 to January 2011. Prior to joining Domino’s, Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the Board of Directors of Valassis, Inc. from 1997 to 1998. In addition to serving on the Board of Directors of Domino’s, Mr. Brandon also serves on the Boards of Directors of DTE Energy Co. and Herman Miller, Inc. He previously served on the Boards of Directors of Toys “R” Us, Inc., Burger King Corporation, Kaydon Corporation, Northwest Airlines and the TJX Companies, Inc.
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
Stuart A. Levy
has served as Domino’s Executive Vice President and Chief Financial Officer since August 2020. Mr. Levy joined Domino’s as Executive Vice President, Supply Chain Services in January 2019. Prior to joining Domino’s, Mr. Levy served as Executive Vice President, Chief Transformation Officer for Republic Services, Inc. from January 2015 to November 2017. Prior to joining Republic Services, Mr. Levy was employed by Bain & Company from 2001 to 2014, serving most recently as a Partner from 2008 to 2014.
Russell J. Weiner
has served as Chief Operating Officer and President, Domino’s U.S. since July 2020 and as Chief Operating Officer and President of the Americas from July 2018 to July 2020. He previously served as President, Domino’s USA from October 2014 to July 2018. Mr. Weiner served as Executive Vice President and Chief Marketing Officer, from September 2008 to October 2014. Prior to joining Domino’s, Mr. Weiner held various marketing positions at PepsiCo, Inc. from 1998 to 2008, most recently serving as Vice President of Marketing, Colas for Pepsi-Cola North America. Mr. Weiner serves on the Board of Directors of The Clorox Company.

Thomas B. Curtis
has served as Domino’s Executive Vice President, U.S. Operations and Support since March 2020 and as Executive Vice President, Corporate Operations from July 2018 to March 2020. Prior to this, Mr. Curtis served as Vice President of Franchise Relations and Operations Innovation from March 2017 to July 2018, after serving as Vice President of Operations Support from August 2016 to March 2017 and as West Region Vice President from November 2012 to August 2016. Mr. Curtis joined Domino’s in 2006, after being a Domino’s franchisee since 1987.
Arthur P. D’Elia
has served as Domino’s Executive Vice President, Chief Marketing Officer since July 2020 and as Senior Vice President, Chief Marketing Officer from February 2020 to July 2020. Mr. D’Elia joined Domino’s in January 2018 as Senior Vice President, Chief Brand and Innovation Officer. Prior to Domino’s, Mr. D’Elia served as Chief Marketing Officer for Danone Dairy’s UBN business unit from July 2017 to January 2018, after joining Danone U.S. in 2010.
Kelly E. Garcia
has served as Domino’s Executive Vice President, Chief Technology Officer since October 2020. Prior to his current role, Mr. Garcia served as Senior Vice President, Chief Technology Officer from April 2020 to October 2020. Mr. Garcia joined Domino’s in July 2012 as Vice President, eCommerce Development. Prior to Domino’s, Mr. Garcia was with R.L. Polk & Co. from 2004 to 2012, most recently as Vice President of Business Intelligence and North American Operations.
Cynthia A. Headen
has served as Domino’s Executive Vice President, Supply Chain Services since August 2020. Ms. Headen previously served as Senior Vice President, Global Procurement and Supply Chain Operations from January 2019 to August 2020, after joining Domino’s as Vice President of Procurement and Product Management in November 2015. Prior to Domino’s, Ms. Headen spent nearly 15 years with PepsiCo, where she was responsible for global procurement.
Joseph H. Jordan
has served as Domino’s Executive Vice President of International since April 2018. Prior to his current role, Mr. Jordan had served as Senior Vice President and Chief Marketing Officer since May 2015, after joining Domino’s as Vice President of Innovation in September 2011. Prior to joining Domino’s, Mr. Jordan served as Senior Director of Marketing at Pepsi-Cola North America for six years, held marketing roles at Philips Electronics and Unilever and was a consultant for Accenture.
Timothy P. McIntyre
has served as Domino’s Executive Vice President, Communications and Legislative Affairs since May 2016. Mr. McIntyre served as Vice President of Communication from August 1997 to May 2016. Mr. McIntyre serves as Chair of the Domino’s Pizza Partners Foundation and as Chair of the American Pizza Community. He also serves on the Communications Committee of the Innovation Center for U.S. Dairy. Mr. McIntyre served on the Board of Food Gatherers from 2015 to December 2017. Mr. McIntyre joined Domino’s in 1985.
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
C. Andrew Ballard
has served on Domino’s Board of Directors since July 2015. Mr. Ballard serves as the Chairperson of the Inclusion and Diversity Committee and is a member of the Compensation Committee of the Board of Directors. Mr. Ballard
currently serves as the Chief Executive Officer and
Co-Founder
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
Corie S. Barry
has served on Domino’s Board of Directors since July 2018 and is a member of the Audit Committee and the Inclusion and Diversity Committee of the Board of Directors. Ms. Barry currently serves as Chief Executive Officer and as a member of the Board of Directors of Best Buy Co., Inc., a specialty retailer of consumer electronics, personal computers, entertainment software and appliances, roles held since June 2019. Prior to becoming CEO, Ms. Barry served as Best Buy’s Senior Executive Vice President and Chief Financial and Strategic Transformation Officer from June 2016 to June 2019, Chief Strategic Growth Officer from October 2015 to June 2016, Interim President of Geek Squad Services from March 2015 to May 2016, Senior Vice President of Domestic Finance from May 2013 to October 2015 and in a variety of financial and operational roles, both in the field and at the corporate campus, since joining Best Buy in 1999. Prior to Best Buy, Ms. Barry worked at Deloitte Touche Tohmatsu Limited from 1997 to 1999.
Diana F. Cantor
has served on Domino’s Board of Directors since October 2005 and serves as the Chairperson of the Audit Committee of the Board of Directors. Ms. Cantor is currently a Partner at Alternative Investment Management, LLC, a position she has held since January 2010, and is a past Chairman of the Virginia Retirement System, where she served as a Trustee and a member of the Audit and Compliance Committee from 2010 through 2020. Ms. Cantor was a Managing Director with New York Private Bank and Trust from January 2008 to the end of 2009. Ms. Cantor served as the founding Chief Executive Officer of the Virginia College Savings Plan, the state’s 529 college savings program, from 1996 to January 2008. Ms. Cantor served as Vice President of Richmond Resources, Ltd. from 1990 to 1996, and as Vice President of Goldman, Sachs & Co. from 1985 to 1990. In addition to serving on Domino’s Board of Directors, Ms. Cantor serves on the Boards of Directors of Universal Corporation (Chairman of the Nominating and Corporate Governance Committee) and VICI Properties Inc. (Chairman of the Audit Committee), and she previously served on the Boards of Directors of Media General, Inc., Revlon, Inc., The Edelman Financial Group Inc., Vistage International, Inc., Knowledge Universe Education LLC, Edelman Financial Services, LLC and Service King Body and Paint LLC.
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
and Vice President of Operations until Brinker International, Inc. acquired Grady’s in 1989. Upon joining Brinker International, Mr. Federico served as Senior Vice President and concept head for Macaroni Grill before being promoted to President of the Italian Concept division. As President, he directed operations and development for Macaroni Grill and Spageddies. In addition to serving on Domino’s Board of Directors, Mr. Federico currently serves on the Boards of RPT Realty and Tastemaker Acquisition Corp. He also currently serves of the Boards of Directors of Prime Steak Concepts, True Food Kitchen and Boqueria, all privately-held restaurant concepts. Mr. Federico previously served as Chairman of the Board of Directors of Jamba, Inc. He is a Founding Director of Chances for Children.

James A. Goldman
has served on Domino’s Board of Directors since March 2010, serves as Chairperson of the Nominating and Corporate Governance Committee and serves on the Audit Committee of the Board of Directors. Mr. Goldman is currently a Senior Advisor at Eurazeo SE, a private equity firm listed on the Paris Stock Exchange, and serves on the Boards of Directors of several of its portfolio companies: Q Mixers, a leading premium carbonated mixer brand, Waterloo Sparkling Water Corp., a carbonated beverage company, and Dewey’s Bakery, a premium baked goods company. Mr. Goldman served as President and Chief Executive Officer and as a member of the Board of Directors of Godiva Chocolatier, Inc. from 2004 to 2014. Mr. Goldman was President of the Food and Beverage Division at Campbell Soup Company from 2001 to 2004 and served in various executive positions at Nabisco, Inc. from 1992 to 2000. Prior to his work at Nabisco, Mr. Goldman was a senior consulting associate at McKinsey & Company, Inc. In addition to serving on Domino’s Board of Directors, Mr. Goldman serves on the Board of Directors of Abercrombie & Fitch Co. where he is a member of the Compensation Committee and Nominating and Corporate Governance Committee. He is on the Executive Board of the International Tennis Hall of Fame in Newport, RI and the Advisory Board of FEED Projects in New York, NY. Mr. Goldman previously served on the Board of Directors of The Children’s Place, Inc. He also served on the Board of Trustees and Executive Committee of Save the Children in Fairfield, CT and the Board of Trustees at the YMCA Camps Becket and Chimney Corners in Becket, MA.
Patricia E. Lopez
has served on Domino’s Board of Directors since July 2018 and is a member of the Nominating and Corporate Governance Committee and the Inclusion and Diversity Committee of the Board of Directors. Ms. Lopez
most recently served as Chief Executive Officer and as a member of the Board of Directors of High Ridge Brands Co. from July 2017 to March 2020. Ms. Lopez served as a Senior Vice President at Estée Lauder Companies Inc. from January 2015 to July 2016, a Senior Vice President at Avon Products, Inc. from December 2012 to November 2014 and previously held various positions at The Procter & Gamble Co. for 25 years, most recently serving as a Vice President and General Manager overseeing its Eastern Europe business.
The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 3, 2021.

Item 11.	Executive Compensation.
Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 3, 2021. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form
10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 3, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 3, 2021.

Item 14.	Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 3, 2021.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)1.	Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 3, 2021 and December 29, 2019
Consolidated Statements of Income for the Years Ended January 3, 2021, December 29, 2019 and December 30, 2018
Consolidated Statements of Comprehensive Income for the Years Ended January 3, 2021, December 29, 2019 and December 30, 2018
Consolidated Statements of Stockholders’ Deficit for the Years Ended January 3, 2021, December 29, 2019 and December 30, 2018
Consolidated Statements of Cash Flows for the Years Ended January 3, 2021, December 29, 2019 and December 30, 2018
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

3.2	Certificate of Amendment to the Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 14, 2015).

3.3	Second Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K for the year ended January 3, 2016).

4.1	Description of Securities of the Registrant. (Incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K for the year ended December 29, 2019 (the “2019 10-K”)).

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

10.4	Sixth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of February 1, 2015 (Incorporated by reference to Exhibit 10.4 to the 2016 10-K).

10.5	Seventh Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of April 19, 2016 (Incorporated by reference to Exhibit 10.5 to the 2016 10-K).

10.6	Eighth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of November 4, 2016 (Incorporated by reference to Exhibit 10.6 to the 2016 10-K).

10.7	Ninth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of February 16, 2017 (Incorporated by reference to Exhibit 10.7 to the 2016 10-K).

10.8	Tenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of November 7, 2017 (Incorporated by reference to Exhibit 10.8 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017).

10.9	Eleventh Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of July 13, 2018 (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 9, 2018 (the “September 2018 10-Q”)).

10.10	Twelfth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of July 13, 2018 (Incorporated by reference to Exhibit 10.2 to the September 2018 10-Q).

10.11	Thirteenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 14, 2019 (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 16, 2019 (the “June 2019 10-Q”)).

10.12	Fourteenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 31, 2019 (Incorporated by reference to Exhibit 10.1 to the June 2019 10-Q).

10.13*	Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended January 1, 2006).

10.14*	First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended December 31, 2006).

10.15*	Second Amendment to the Domino’s Pizza Deferred Compensation Plan effective February 8, 2013 (Incorporated by reference to Exhibit 10.5 to the 2012 10-K).

10.16*	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 22, 2009 (the “March 2009 10-Q”)).

10.17*	Form of Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the 2012 10-K).

10.18*	Form of 2013 Special Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to the 2012 10-K).

10.19*	Form of Director Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2009 10-Q).

10.20*	Form of Amendment to Existing Director Stock Option Grants (Incorporated by reference to Exhibit 10.5 to the March 2009 10-Q).

10.21*	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.12 to the 2012 10-K).

10.22*	Form of 2013 Special Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13 to the 2012 10-K).

10.23*	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the 2012 10-K).

10.24*	Form of 2013 Special Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.15 to the 2012 10-K).

10.25*	Form of Domino’s Pizza, Inc. 2004 Equity Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the year ended January 3, 2010).

10.26*	Amended and Restated Domino’s Pizza Senior Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended January 2, 2011).

10.27*	Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan (Incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 29, 2013).

10.28*	First Amendment to the Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan Dated as of January 1, 2019 (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 24, 2019).

10.29*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.30*	Form of 2018 Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on January 11, 2018 (the “January 2018 8-K”)).

10.31*	Employment Agreement dated as of August 28, 2015 between Domino’s Pizza LLC and Jeffrey Lawrence (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 6, 2015).

10.32*	Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 1.01 to the registrant’s current report on Form 8-K filed on September 4, 2008).

10.33*	Amendment to the Employment agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on December 24, 2008).

10.34*	Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 20, 2010).

10.35*	Employment Agreement dated as of January 8, 2018 between Domino’s Pizza, Inc., Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.2 to the January 2018 8-K).

10.36*	Employment Agreement dated as of March 14, 2011 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 27, 2011).

10.37*	Employment Agreement dated as of January 8, 2018 between Domino’s Pizza, Inc., Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 to the January 2018 8-K).

10.38*	Time Sharing Agreement dated as of January 8, 2018 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.3 to the January 2018 8-K).

10.39*	Addendum to Amended and Restated Employment Agreement dated as of June 22, 2018 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 17, 2018).

10.40*	Addendum to Amended and Restated Employment Agreement dated as of December 29, 2018 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.39 to the registrant’s annual report on Form 10-K for the year ended December 30, 2018 (the “2018 10-K”)).

10.41*	Addendum to Amended and Restated Employment Agreement dated as of January 30, 2020 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 22, 2020).

10.42*	Employment Agreement dated as of February 11, 2012 between Domino’s Pizza LLC and J. Kevin Vasconi (Incorporated by reference to Exhibit 10.39 to the 2018 10-K).

10.43*	Separation Agreement dated as of October 2, 2020 between Domino’s Pizza LLC and J. Kevin Vasconi.

10.44*	Employment Agreement dated as of April 9, 2018 between Domino’s Pizza LLC and Joseph H. Jordan (Incorporated by reference to Exhibit 10.39 to the 2018 10-K).

10.45*	Employment Agreement effective as of August 20, 2020 between Domino’s Pizza LLC and Stuart A. Levy (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 6, 2020).

10.46	Form of Indemnification Agreement between the Company and its officers and directors (Incorporated by reference to Exhibit 10.33 to the S-1).

10.47	Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on March 19, 2012 (the “March 2012 8-K”)).

10.48	First Supplement dated as of September 16, 2013 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on October 22, 2015 (the “October 2015 8-K”)).

10.49	Second Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.2 to the October 2015 8-K).

10.50	Third Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.3 to the October 2015 8-K).

10.51	Fourth Supplement dated as of July 24, 2017 to the Amended and Restated Base Indenture dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on July 25, 2017 (the “July 2017 8-K”)).

10.52	Fifth Supplement dated as of November 21, 2018 to the Amended and Restated Base Indenture dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 10.49 to the 2019 10-K).

10.53	Series 2015-1 Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated March 15, 2012 among Domino’s Pizza Master Issuer LLC, Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC and Domino’s SPV Canadian Holding Company Inc., each as a Co-Issuer of the Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I, the Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II and the Series 2015-1 Variable Funding Senior Notes, Class A-1, and Citibank, N.A., as Trustee and Series 2015-1 Securities Intermediary (Incorporated by reference to Exhibit 4.4 to the October 2015 8-K).

10.54	Series 2017-1 Supplement dated as of July 24, 2017 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee, Series 2017-1 Securities Intermediary and Calculation Agent (Incorporated by reference to Exhibit 4.2 to the July 2017 8-K).

10.55	Supplemental Indenture, dated as of April 24, 2018, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer of Series 2018-1 4.116% Fixed Rate Senior Secured Notes, Class A-2-I and Series 2018-1 4.328% Fixed Rate Senior Secured Notes, Class A-2-II, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on April 25, 2018 (the “April 2018 8-K”)).

10.56	Supplemental Indenture, dated November 19, 2019, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer of Series 2019-1 3.668% Fixed Rate Senior Secured Notes, Class A-2, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on November 19, 2019 (the “November 2019 8-K”)).

10.57	Purchase Agreement dated as of October 14, 2015 among Domino’s Pizza Master Issuer LLC, Domino’s IP Holder LLC, Domino’s Pizza Distribution LLC and Domino’s SPV Canadian Holding Company Inc. for the Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I and the Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II (Incorporated by reference to Exhibit 10.1 to the October 2015 8-K).

10.58	Purchase Agreement dated as of June 12, 2017 among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, Domino’s Pizza, Inc. and Domino’s Inc., as parent companies, and Guggenheim Securities, LLC and Barclays Capital Inc., as initial purchasers (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on June 14, 2017).

10.59	Purchase Agreement, dated April 18, 2018, by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC, Domino’s IP Holder LLC, Domino’s Pizza, Inc., Domino’s Pizza LLC, Domino’s, Inc., the guarantors party thereto and Guggenheim Securities, LLC, as representative of the initial purchasers named in Schedule I thereto (Incorporated by reference to Exhibit 1.1 to the April 2018 8-K).

10.60	Purchase Agreement, dated November 6, 2019, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, the Company and Domino’s Inc., as parent companies, and Guggenheim Securities, LLC and Barclays Capital Inc., as initial purchasers (Incorporated by reference to Exhibit 99.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on November 7, 2019).

10.61	Class A-1 Note Purchase Agreement, dated November 19, 2019, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Rabobank U.A., New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (Incorporated by reference to Exhibit 10.1 to the November 2019 8-K).

10.62	Amended and Restated Guarantee and Collateral Agreement dated as of March 15, 2012 among Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the March 2012 8-K).

10.63	Amended and Restated Management Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the March 2012 8-K).

10.64	Amendment No. 1 dated as of October 21, 2015 to the Amended and Restated Management Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the October 2015 8-K).

10.65	Amendment No. 2 dated as of July 24, 2017 to the Amended and Restated Management Agreement dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s SPV Guarantor LLC, Domino’s Pizza LLC, as manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.1 to the July 2017 8-K)).

10.66	Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the October 2015 8-K).

10.67	Amendment No. 1 dated as of October 21, 2015 to the Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.5 to the October 2015 8-K).

10.68	Omnibus Amendment No. 1, dated December 15, 2017, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Rabobank U.A., New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (Incorporated by reference to Exhibit 10.1 to the Domino’s Pizza, Inc. Current Report on Form 8-K, filed on December 19, 2017).

10.69	Agreement dated as of January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2009).

10.70	Board of Directors’ Compensation.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Domino’s Pizza, Inc.
PARENT COMPANY CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 3,	December 29,
	2021	2019
ASSETS
ASSETS:
Cash	$6	$6

Total assets	$6	$6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Equity in net deficit of subsidiaries	$3,300,405	$3,415,759
Due to subsidiary	6	6

Total liabilities	3,300,411	3,415,765

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 38,868,350 in 2020 and 38,934,009 in 2019 issued and outstanding	389	389
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	5,122	243
Retained deficit	(3,303,492)	(3,412,649)
Accumulated other comprehensive loss	(2,424)	(3,742)

Total stockholders’ deficit	(3,300,405)	(3,415,759)

Total liabilities and stockholders’ deficit	$6	$6

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	For the Years Ended
	January 3,	December 29,	December 30,
	2021	2019	2018
REVENUES	$—	$—	$—

Total revenues	—	—	—

OPERATING EXPENSES	—	—	—

Total operating expenses	—	—	—

INCOME FROM OPERATIONS	—	—	—
Equity earnings in subsidiaries	491,296	400,709	361,972

INCOME BEFORE PROVISION FOR INCOME TAXES	491,296	400,709	361,972
PROVISION FOR INCOME TAXES	—	—	—

NET INCOME	$491,296	$400,709	$361,972

COMPREHENSIVE INCOME	$492,614	$401,396	$359,924

EARNINGS PER SHARE:
Common Stock – basic	$12.61	$9.83	$8.65
Common Stock – diluted	$12.39	$9.56	$8.35
See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	January 3,	December 29,	December 30,
	2021	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$402,348	$421,661	$382,716

CASH FLOWS FROM INVESTING ACTIVITIES:
D ividends from subsidiaries	—	375,948	297,792

Net cash provided by investing activities	—	375,948	297,792

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock dividends and equivalents	(121,925)	(105,715)	(92,166)
Purchases of common stock	(304,590)	(699,007)	(591,212)
Other	24,167	7,113	2,870

Net cash used in financing activities	(402,348)	(797,609)	(680,508)

CHANGE IN CASH	—	—	—
CASH, AT BEGINNING OF PERIOD	6	6	6

CASH, AT END OF PERIOD	$6	$6	$6

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)	Introduction and Basis of Presentation
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
New Accounting Pronouncements
The Company has adopted the below new accounting pronouncements that impacted the Parent Company financial statements.
Accounting Standards Update (“ASU”)
2016-13,
Financial Instruments – Credit Losses (Topic 326)
In June 2016, the Financial Accounting Standards Board (“FASB”) issued
ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
(“ASC 326”). ASC 326 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. On December 30, 2019, the Company adopted ASC 326 using the modified retrospective method.
The Parent Company recorded a $1.1 million adjustment to equity in net deficit of subsidiaries and recorded a $1.1 million adjustment to retained deficit related to this new accounting standard in 2020. See Note 1 to the Company’s consolidated financial statements as filed in this Form
10-K
for additional information related to the adoption of this new accounting standard.
ASU
2014-09, Revenue from
Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board (“FASB”) issued
ASU 2014-09,
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

(2)	Supplemental Disclosures of Cash Flow Information
During 2020, 2019 and 2018, the Parent Company received dividends from its subsidiaries primarily consisting of amounts received to pay dividends and repurchase common stock in connection with the Company’s recapitalization transactions. See Note 4 to the Company’s consolidated financial statements as filed in this Form
10-K
for a description of these recapitalization transactions. In 2019 and 2018, the amount of dividends received was in excess of current year equity in earnings from its subsidiaries, and thus a portion of these dividends was considered to be a return of Investment and is classified as a cash inflow from investing activities.

Item 16.	Form 10-K Summary.
Not applicable
.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Stuart A. Levy
Stuart A. Levy
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ Richard E. Allison, Jr.
Richard E. Allison, Jr.	Chief Executive Officer and Director
February 25, 2021	(Principal Executive Officer)

/s/ Stuart A. Levy
Stuart A. Levy	Executive Vice President, Chief Financial Officer
February 25, 2021	(Principal Financial Officer)

/s/ Jessica L. Parrish
Jessica L. Parrish	Vice President, Corporate Controller
February 25, 2021

/s/ David A. Brandon
David A. Brandon	Chairman of the Board of Directors
February 25, 2021

/s/ C. Andrew Ballard
C. Andrew Ballard	Director
February 25, 2021

/s/ Andrew B. Balson
Andrew B. Balson	Director
February 25, 2021

/s/ Corie S. Barry
Corie S. Barry	Director
February 25, 2021

/s/ Diana F. Cantor
Diana F. Cantor	Director
February 25, 2021

/s/ Richard L. Federico
Richard L. Federico	Director
February 25, 2021

/s/ James A. Goldman
James A. Goldman	Director
February 25, 2021

/s/ Patricia E. Lopez
Patricia E. Lopez	Director
February 25, 2021