Form 10-Q
period 2021-03-28
DOMINOS PIZZA INC
filed 2021-04-29
CIK 1286681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2021, Domino’s Pizza, Inc. had 38,828,393 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 28, 2021	January 3, 2021 (1)
Assets
Current assets:
Cash and cash equivalents	$267,719	$168,821
Restricted cash and cash equivalents	176,029	217,453
Accounts receivable, net	235,789	244,560
Inventories	63,775	66,683
Prepaid expenses and other	20,372	24,169
Advertising fund assets, restricted	162,118	147,698

Total current assets	925,802	869,384

Property, plant and equipment:
Land and buildings	88,468	88,063
Leasehold and other improvements	187,896	186,456
Equipment	299,287	292,456
Construction in progress	9,792	13,014

	585,443	579,989
Accumulated depreciation and amortization	(292,074)	(282,625)

Property, plant and equipment, net	293,369	297,364

Other assets:
Operating lease right-of-use assets	224,359	228,268
Goodwill	15,034	15,061
Capitalized software, net	84,694	81,306
Investments (Note 6)	82,500	40,000
Other assets	35,376	33,881
Deferred income taxes	1,698	1,904

Total other assets	443,661	400,420

Total assets	$1,662,832	$1,567,168

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$2,931	$2,855
Accounts payable	95,042	94,499
Operating lease liabilities	36,058	35,861
Insurance reserves	26,971	26,377
Dividends payable	37,140	729
Advertising fund liabilities	154,963	141,175
Other accrued liabilities	148,730	169,323

Total current liabilities	501,835	470,819

Long-term liabilities:
Long-term debt, less current portion	4,116,858	4,116,018
Operating lease liabilities	198,640	202,268
Insurance reserves	38,975	37,125
Other accrued liabilities	35,129	35,244
Deferred income taxes	7,475	6,099

Total long-term liabilities	4,397,077	4,396,754

Stockholders’ deficit:
Common stock	388	389
Additional paid-in capital	6,612	5,122
Retained deficit	(3,240,842)	(3,303,492)
Accumulated other comprehensive loss	(2,238)	(2,424)

Total stockholders’ deficit	(3,236,080)	(3,300,405)

Total liabilities and stockholders’ deficit	$1,662,832	$1,567,168

(1)
The balance sheet at January 3, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Fiscal Quarter Ended
(In thousands, except per share data)	March 28, 2021	March 22, 2020
Revenues:
U.S. Company-owned stores	$112,744	$102,326
U.S. franchise royalties and fees	124,486	104,746
Supply chain	568,338	512,700
International franchise royalties and fees	66,770	57,496
U.S. franchise advertising	111,360	95,834

Total revenues	983,698	873,102

Cost of sales:
U.S. Company-owned stores	85,742	79,388
Supply chain	508,805	453,557

Total cost of sales	594,547	532,945

Operating margin	389,151	340,157

General and administrative	91,253	88,489
U.S. franchise advertising	111,360	95,834

Income from operations	186,538	155,834
Other income	2,500	—
Interest income	22	932
Interest expense	(39,422)	(39,470)

Income before provision (benefit) for income taxes	149,638	117,296
Provision (benefit) for income taxes	31,877	(4,306)

Net income	$117,761	$121,602

Earnings per share:
Common stock - basic	$3.04	$3.14
Common stock - diluted	3.00	3.07
The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 28, 2021	March 22, 2020
Net income	$117,761	$121,602
Currency translation adjustment	186	(2,326)

Comprehensive income	$117,947	$119,276

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 28, 2021	March 22, 2020
Cash flows from operating activities:
Net income	$117,761	$121,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,465	14,032
Loss on sale/disposal of assets	161	306
Amortization of debt issuance costs	1,203	1,291
Provision for deferred income taxes	1,578	702
Non-cash equity-based compensation expense	5,204	4,914
Excess tax benefits from equity-based compensation	(914)	(30,449)
Provision for losses on accounts and notes receivable	180	1,589
Unrealized gain on investments	(2,500)	—
Changes in operating assets and liabilities	(1,634)	(23,119)
Changes in advertising fund assets and liabilities, restricted	15,347	4,490

Net cash provided by operating activities	152,851	95,358

Cash flows from investing activities:
Capital expenditures	(16,561)	(17,467)
Purchase of investments (Note 6)	(40,000)	—
Other	121	(426)

Net cash used in investing activities	(56,440)	(17,893)

Cash flows from financing activities:
Repayments of long-term debt and finance lease obligations	(704)	(10,849)
Proceeds from exercise of stock options	3,693	10,105
Purchases of common stock	(25,000)	(79,590)
Tax payments for restricted stock upon vesting	(1,044)	(1,796)
Payments of common stock dividends and equivalents	(64)	(80)
Other	—	152

Net cash used in financing activities	(23,119)	(82,058)

Effect of exchange rate changes on cash	161	(961)

Change in cash and cash equivalents, restricted cash and cash equivalents	73,453	(5,554)

Cash and cash equivalents, beginning of period	168,821	190,615
Restricted cash and cash equivalents, beginning of period	217,453	209,269
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	115,872	84,040

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	502,146	483,924

Cash and cash equivalents, end of period	267,719	200,801
Restricted cash and cash equivalents, end of period	176,029	189,370
Cash and cash equivalents included in advertising fund assets, restricted, end of period	131,851	88,199

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$575,599	$478,370

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)
March 28, 2021
1. Basis of Presentation and Updates to Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form
10-Q
and Rule
10-01
of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended January 3, 2021 included in the Company’s 2020 Annual Report on Form
10-K,
filed with the Securities and Exchange Commission on February 25, 2021 (the “2020 Form
10-K”).
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended March 28, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2022.
2. Segment Information
The following table summarizes revenues and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which the Company refers to as Segment Income, for each of its reportable segments. Intersegment revenues are comprised of sales of food, equipment and supplies from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income below primarily includes corporate administrative costs that are not allocable to a reportable segment, including labor, computer expenses, professional fees, travel and entertainment, rent, insurance and other corporate administrative costs.

	Fiscal Quarters Ended March 28, 2021 and March 22, 2020
	U.S. Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2021	$348,590	$599,177	$66,770	$(30,839)	$—	$983,698
2020	302,906	541,639	57,496	(28,939)	—	873,102
Segment Income
2021	$107,436	$52,552	$54,468	N/A	$(6,088)	$208,368
2020	88,277	51,437	43,504	N/A	(8,132)	175,086
The following table reconciles Total Segment Income to consolidated income before provision (benefit) for income taxes.

	Fiscal Quarter Ended
	March 28, 2021	March 22, 2020
Total Segment Income	$208,368	$175,086
Depreciation and amortization	(16,465)	(14,032)
Loss on sale/disposal of assets	(161)	(306)
Non-cash equity-based compensation expense	(5,204)	(4,914)

Income from operations	186,538	155,834
Other income	2,500	—
Interest income	22	932
Interest expense	(39,422)	(39,470)

Income before provision (benefit) for income taxes	$149,638	$117,296

3. Earnings Per Share

	Fiscal Quarter Ended
	March 28, 2021	March 22, 2020
Net income available to common stockholders - basic and diluted	$117,761	$121,602

Basic weighted average number of shares	38,700,225	38,665,924
Earnings per share – basic	$3.04	$3.14
Diluted weighted average number of shares	39,208,383	39,633,404
Earnings per share – diluted	$3.00	$3.07
The denominator used in calculating diluted earnings per share for the first quarter of 2021 does not include 51,490 options to purchase common stock as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for the first quarter of 2021 does not include 65,967 restricted performance shares, as the performance targets for these awards had not yet been met.
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
4. Stockholders’ Deficit
The following table summarizes changes in stockholders’ deficit for the first quarter of 2021.

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 3, 2021	38,868,350	$389	$5,122	$(3,303,492)	$(2,424)
Net income	—	—	—	117,761	—
Dividends declared on common stock and equivalents ($0.94 per share)	—	—	—	(36,475)	—
Issuance and cancellation of stock awards, net	(2,755)	—	—	—	—
Tax payments for restricted stock upon vesting	(2,791)	—	(1,044)	—	—
Purchases of common stock	(65,870)	(1)	(6,363)	(18,636)	—
Exercise of stock options	21,263	—	3,693	—	—
Non-cash equity-based compensation expense	—	—	5,204	—	—
Currency translation adjustment	—	—	—	—	186

Balance at March 28, 2021	38,818,197	$388	$6,612	$(3,240,842)	$(2,238)

Subsequent to the first quarter, on April 27, 2021, the Company’s Board of Directors declared a $0.94 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2021
,

to be paid on June 30, 2021.
The following table summarizes changes in stockholders’ deficit for the first quarter of 2020.

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 29, 2019	38,934,009	$389	$243	$(3,412,649)	$(3,742)
Net income	—	—	—	121,602	—
Dividends declared on common stock and equivalents ($0.78 per share)	—	—	—	(30,442)	—
Issuance and cancellation of stock awards, net	1,645	—	—	—	—
Tax payments for restricted stock upon vesting	(5,929)	—	(1,796)	—	—
Purchases of common stock	(271,064)	(3)	(988)	(78,599)	—
Exercise of stock options	380,938	4	10,101	—	—
Non-cash equity-based compensation expense	—	—	4,914	—	—
Adoption of credit losses standard	—	—	—	1,102	—
Currency translation adjustment	—	—	—	—	(2,326)

Balance at March 22, 2020	39,039,599	$390	$12,474	$(3,398,986)	$(6,068)

5. Recapitalization
Subsequent to the end of the first quarter of 2021, on April 16, 2021 (the “closing date”), the Company completed a recapitalization (the “2021 Recapitalization”) in which certain of the Company’s subsidiaries issued new notes pursuant to an asset-backed securitization. The new notes consist of
$
850.0
 million Series
2021-1
2.662
% Fixed Rate Senior Secured Notes,
Class A-2-I
with an anticipated term of
7.5
years (the “
2021
A-2-I
Fixed Rate Notes”), and $
1.0
 billion Series
2021-1
3.151
% Fixed Rate Senior Secured Notes,
Class A-2-II
with an anticipated term of
10
years (the “
2021
A-2-II
Fixed Rate Notes” and, collectively with the
2021
A-2-I
Fixed Rate Notes, the “
2021
Notes”) in an offering exempt from registration under the Securities Act of
1933
, as amended. The
2021
Notes have scheduled principal payments of $
9.3
 million in
2021
, $
18.5
 million in each of
2022
through
2027
, $
804.8
 million in
2028
, $
10.0
 million in each of
2029
and
2030
and $
905.0

million in
2031
. Gross proceeds from the issuance of the
2021
Notes were $
1.85
 billion.
Concurrently, certain of the Company’s subsidiaries also issued a new variable funding note facility which allows for advances of up to
$
200.0

million of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes and certain other credit instruments, including letters of credit (the “2021 Variable Funding Notes”). The 2021 Variable Funding Notes were undrawn on the closing date. In connection with the issuance of the 2021 Variable Funding Notes, the Company’s previous $200.0 million variable funding note facility was canceled.
A portion of proceeds from the
2021
Recapitalization was used to repay the remaining $
291.0
 million in outstanding principal under the Company’s
2017
five-year floating
rate notes and $
582.0
 million in outstanding principal under the Company’s
2017
five
-year fixed rate notes, prefund a portion of the interest payable on the
2021
Notes and pay transaction fees and expenses. In connection with the repayment of the
2017
five-year floating
rate notes and
2017
five
-year fixed rate notes, the Company expensed approximately $
2.0
 million for the remaining unamortized debt issuance costs associated with these notes. Additionally, in connection with the
2021
Recapitalization, the Company capitalized $
14.9
 million of debt issuance costs, which are being amortized into interest expense over the
7.5
and
10-year
expected terms of the
2021
Notes.
As of the first quarter of
2021
and the fourth quarter of
2020
, the Company had a leverage ratio of less than
5.0
x,
and accordingly, did not make the previously scheduled debt amortization payment for its then outstanding notes beginning in the first quarter of 2021. Accordingly, all principal amounts of the Company’s outstanding notes have been classified as long-term debt in the consolidated balance sheet as of March 28, 2021 and January 3, 2021. Subsequent to the closing of the 2021 Recapitalization, the Company had a leverage ratio of greater than

5.0
x and, accordingly, the Company resumed making the scheduled amortization payments on its notes in the second quarter of
2021
.

6. Fair Value Measurements
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
Fair Value of Cash Equivalents and Investments
The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets. The fair value of the Company’s Level 3 investment is not readily determinable. The fair value represents its cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments. The following tables summarize the carrying amounts and fair values of certain assets at March 28, 2021 and January 3, 2021:

	At March 28, 2021
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$194,325	$194,325	$—	$—
Restricted cash equivalents	104,232	104,232	—	—
Investments in marketable securities	13,384	13,384	—	—
Advertising fund cash equivalents, restricted	113,384	113,384	—	—
Investments	82,500	—	—	82,500

	At January 3, 2021
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$151,502	$151,502	$—	$—
Restricted cash equivalents	126,595	126,595	—	—
Investments in marketable securities	13,251	13,251	—	—
Advertising fund cash equivalents, restricted	104,197	104,197	—	—
Investments	40,000	—	—	40,000
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
In the first quarter of 2021, the Company invested an additional $40.0 million in Dash Brands based on Dash Brands’
achievement of certain preestablished performance conditions.
In the first quarter of 2021, the Company recorded a positive adjustment of $2.5 million to the original carrying amount of $40.0 million resulting from the observable change in price from the valuation of the additional investment. This amount was recorded in other income in the Company’s condensed consolidated statements of income.
The following table summarizes the reconciliation of the carrying amount of the Company’s investment in Dash Brands from the opening balance at January 3, 2021 to the closing balance at March 28, 2021.

	First Quarter of 2021
	Carrying Amount			Carrying Amount
	January 3, 2021	Purchases	Unrealized Gain	March 28, 2021
Investments	$40,000	$40,000	$2,500	$82,500
Fair Value of Debt
The estimated fair values of the Company’s fixed and floating rate notes are classified as Level 2 measurements, as the Company estimates the fair value amount by using available market information. The Company obtained quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed and floating rate notes and, at times, trade these notes. The Company also performed its own internal analysis based on the information gathered from public markets, including information on notes that are similar to those of the Company. However, considerable judgment is required to interpret market data to estimate fair value. Accordingly, the fair value estimates presented are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values stated above.
Management estimated the approximate fair values of the 2015 fixed rate notes, the 2017 fixed and floating rate notes, the 2018 fixed rate notes and the 2019 fixed rate notes as follows:

	March 28, 2021		January 3, 2021
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Fixed Rate Notes	$766,000	$808,896	$766,000	$809,662
2017 Five-Year Fixed Rate Notes	582,000	583,164	582,000	582,582
2017 Ten-Year Fixed Rate Notes	970,000	1,034,020	970,000	1,035,960
2017 Five-Year Floating Rate Notes	291,000	291,291	291,000	291,000
2018 7.5-Year Fixed Rate Notes	415,438	436,625	415,438	437,456
2018 9.25-Year Fixed Rate Notes	391,000	422,671	391,000	422,280
2019 Ten-Year Fixed Rate Notes	668,250	703,667	668,250	712,355
The Company’s variable funding notes are a variable rate loan, and the fair value of this loan approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. This fair value represents a Level 2 measurement. The Company did not have any outstanding borrowings under its variable funding notes at March 28, 2021 or January 3, 2021.

7. Revenue Disclosures
Contract Liabilities
Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Changes in deferred franchise fees and deferred development fees for the first quarter of 2021 and the first quarter of 2020 were as follows:

	Fiscal Quarter Ended
	March 28, 2021	March 22, 2020
Deferred franchise fees and deferred development fees at beginning of period	$19,090	$20,463
Revenue recognized during the period	(1,390)	(1,417)
New deferrals due to cash received and other	803	724

Deferred franchise fees and deferred development fees at end of period	$18,503	$19,770

Advertising Fund Assets
As of March 28, 2021, advertising fund assets, restricted of $162.1 million consisted of $131.9 million of cash and cash equivalents, $28.8 million of accounts receivable and $1.4 million of prepaid expenses. As of March 28, 2021, advertising fund cash and cash equivalents included $7.2 million of cash contributed from U.S. Company-owned stores that had not yet been expended.
As of January 3, 2021, advertising fund assets, restricted of $147.7 million consisted of $115.9 million of cash and cash equivalents, $27.0 million of accounts receivable and $4.8 million of prepaid expenses. As of January 3, 2021, advertising fund cash and cash equivalents included $6.5 million of cash contributed from U.S. Company-owned stores that had not yet been expended.
8. Leases
The Company leases certai
n
 retail store and supply chain center locations, supply chain vehicles, equipment and its corporate headquarters with expiration dates through 2041.
The components of operating and finance lease cost for the first quarter of 2021 and the first quarter of 2020 were as follows:

	Fiscal Quarter Ended
	March 28, 2021	March 22, 2020
Operating lease cost	$10,424	$9,582
Finance lease cost:
Amortization of right-of-use assets	919	249
Interest on lease liabilities	1,026	375

Total finance lease cost	$1,945	$624

Rent expense totaled $18.2 million and $16.4 million in the first quarter of 2021 and the first quarter of 2020, respectively. Rent expense includes operating lease cost, as well as expense for non-lease
components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Variable rent expense and rent expense for short-term leases were immaterial in both the first quarter of 2021 and the first quarter of 2020.
Supplemental balance sheet information related to the Company’s finance leases as of March 28, 2021 and January 3, 2021 was as follows:

	March 28, 2021	January 3, 2021
Land and buildings	$68,489	$68,084
Accumulated depreciation and amortization	(10,973)	(10,049)

Finance lease assets, net	$57,516	$58,035

Current portion of long-term debt	$2,931	$2,855
Long-term debt, less current portion	57,338	57,700

Total principal payable on finance leases	$60,269	$60,555

As of March 28, 2021 and January 3, 2021, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	March 28, 2021		January 3, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7 years	16 years	7 years	16 years
Weighted average discount rate	3.7%	6.8%	3.7%	6.8%
Supplemental cash flow information related to leases for the first quarter of 2021 and the first quarter of 2020 was as follows:

	Fiscal Quarter Ended
	March 28, 2021	March 22, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,187	$10,119
Operating cash flows from finance leases	1,026	375
Financing cash flows from finance leases	704	349
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,672	8,982
Finance leases	399	—
Maturities of lease liabilities as of March 28, 2021 were as follows:

	Operating Leases	Finance Leases
2021	$34,764	$4,620
2022	43,209	6,754
2023	37,620	6,274
2024	36,260	6,732
2025	29,559	6,527
Thereafter	87,007	69,983

Total future minimum rental commitments	268,419	100,890
Less – amounts representing interest	(33,721)	(40,621)

Total lease liabilities	$234,698	$60,269

As of March 28, 2021, the Company has additional leases for certain supply chain tractors and trailers that had not yet commenced with estimated future minimum rental commitments of approximately $15.7 million. These leases are expected to commence in 2021 with lease terms of up to 9 years. These undiscounted amounts are not included in the table above.
The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $12.0 million and $12.6 million as of March 28, 2021 and January 3, 2021, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.
9. Supplemental Disclosures of Cash Flow Information
The Company had
non-cash
investing activities related to accruals for capital expenditures of $3.1 million at March 28, 2021 and $4.3 million at January 3, 2021.

10. New Accounting Pronouncements
Recently Adopted Accounting Standard
Accounting Standards Update (“ASU”)
2019-12,
Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740)
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU
2019-12”)
, which simplifies the accounting for income taxes. ASU
2019-12
is effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company adopted this accounting standard in the first quarter of 2021, and it did not have a material impact on its condensed consolidated financial statements.
Accounting Standards Not Yet Adopted
The Company has considered all new accounting standards issued by the FASB. The Company has not yet completed its assessment of the following standard.
ASU
2020-04,
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU
2020-04”)
, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. Subsequent to the closing of the 2021 Recapitalization, the Company’s 2021 Variable Funding Notes bear interest at fluctuating interest rates based on LIBOR and the associated loan documents contemplate a transition from LIBOR to secured overnight financing rate (“SOFR”) in the event that LIBOR ceases to exist. If the Company further needs to renegotiate its loan documents, the Company cannot predict what alternative index would be negotiated with its lenders. ASU
2020-
0
4
is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The Company is currently assessing the impact of adopting this standard but does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unaudited; tabular amounts in millions, except percentages and store data)
The
2021 and 2020 first quarters referenced herein represent the twelve-week periods ended March 28, 2021 and March 22, 2020, respectively. In this section, we discuss the results of our operations for the first quarter of 2021 as compared to the first quarter of 2020.
Overview
Domino’s is the largest pizza company in the world based on global retail sales, with a significant business in both delivery and carryout, and more than 17,800 locations in over 90 markets around the world as of March 28, 2021. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. We are a highly recognized global brand, and we focus on serving neighborhoods locally through our large global network of franchise owners and U.S. Company-owned stores. We are primarily a franchisor, with approximately 98% of Domino’s stores currently owned and operated by our independent franchisees. Franchising enables an individual to be his or her own employer and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.
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
First Quarter of 2021 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide) increased 14.0% as compared to 2020. U.S. retail sales increased 15.3% and international retail sales, excluding foreign currency impact, increased 12.8% as compared to 2020.

•	Same store sales increased 13.4% in our U.S. stores and increased 11.8% in our international stores.

•	Revenues increased 12.7%

•	Income from operations increased 19.7%.

•	Net income decreased 3.2%.

•	Diluted earnings per share decreased 2.3%.
During the first quarter of 2021, we experienced global retail sales growth and U.S. and international same store sales growth. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand. We also continued our strong U.S. and international same store sales performance with 40 straight quarters of positive U.S. same store sales and 109 straight quarters of positive international same store sales. Changes in consumer ordering behavior due to the
COVID-19
pandemic resulted in a significant increase in U.S. and international same store sales during the first quarter of 2021. Additionally, our U.S. supply chain experienced higher volumes from the increases in U.S. store sales. Our U.S. and international same store sales growth has been pressured by our fortressing strategy, which includes increasing store concentration in certain markets where we compete, as well as from aggressive competitive activity.
We continued our global expansion with the opening of 175 net stores in the first quarter of 2021. We had 36 net stores open in the U.S. and 139 net stores open internationally during the first quarter of 2021.
Overall, we believe our continued global store growth, along with our sales growth, emphasis on technology, operations, and marketing initiatives, have combined to strengthen our brand.

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

	First Quarter of 2021	First Quarter of 2020
U.S. stores	+15.3%	+4.9%
International stores (excluding foreign currency impact)	+12.8%	+6.8%

Total (excluding foreign currency impact)	+14.0%	+5.9%
Same Store Sales Growth
Same store sales growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Same store sales growth is calculated by including only sales from stores that also had sales in the comparable weeks of both years. International same store sales growth is calculated similarly to U.S. same store sales growth. Changes in international same store sales are reported on a constant dollar basis which reflects changes in international local currency sales.

	First Quarter of 2021	First Quarter of 2020
U.S. Company-owned stores	+6.3%	+3.9%
U.S. franchise stores	+13.9%	+1.5%

U.S. stores	+13.4%	+1.6%
International stores (excluding foreign currency impact)	+11.8%	+1.5%
Store Growth Activity
Store counts and net store growth are commonly used statistical measures in the quick-service restaurant industry that are important to understanding performance.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at January 3, 2021	363	5,992	6,355	11,289	17,644
Openings	2	35	37	160	197
Closings	(1)	—	(1)	(21)	(22)

Store count at March 28, 2021	364	6,027	6,391	11,428	17,819

First quarter 2021 net store growth	1	35	36	139	175

Trailing four quarters net store growth	19	216	235	495	730

Income Statement Data

	First Quarter of 2021		First Quarter of 2020
U.S. Company-owned stores	$112.7		$102.3
U.S. franchise royalties and fees	124.5		104.7
Supply chain	568.3		512.7
International franchise royalties and fees	66.8		57.5
U.S. franchise advertising	111.4		95.8

Total revenues	983.7	100.0%	873.1	100.0%
U.S. Company-owned stores	85.7		79.4
Supply chain	508.8		453.6

Total cost of sales	594.5	60.4%	532.9	61.0%

Operating margin	389.2	39.6%	340.2	39.0%

General and administrative	91.3	9.3%	88.5	10.2%
U.S. franchise advertising	111.4	11.3%	95.8	11.0%

Income from operations	186.5	19.0%	155.8	17.8%
Other income	2.5	0.2%	—	0.0%
Interest expense, net	(39.4)	(4.0)%	(38.5)	(4.4)%

Income before provision (benefit) for income taxes	149.6	15.2%	117.3	13.4%
Provision (benefit) for income taxes	31.9	3.2%	(4.3)	(0.5)%

Net income	$117.8	12.0%	$121.6	13.9%

Revenues

	First Quarter of 2021		First Quarter of 2020
U.S. Company-owned stores	$112.7	11.4%	$102.3	11.7%
U.S. franchise royalties and fees	124.5	12.7%	104.7	12.0%
Supply chain	568.3	57.8%	512.7	58.7%
International franchise royalties and fees	66.8	6.8%	57.5	6.6%
U.S. franchise advertising	111.4	11.3%	95.8	11.0%

Total revenues	$983.7	100.0%	$873.1	100.0%

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
U.S. Stores Revenues

	First Quarter of 2021		First Quarter of 2020
U.S. Company-owned stores	$112.7	32.3%	$102.3	33.8%
U.S. franchise royalties and fees	124.5	35.7%	104.7	34.6%
U.S. franchise advertising	111.4	32.0%	95.8	31.6%

U.S. stores	$348.6	100.0%	$302.9	100.0%

U.S. Company-Owned Stores
Revenues from U.S. Company-owned store operations increased $10.4 million, or 10.2%, in the first quarter of 2021 due primarily to same store sales growth and an increase in the average number of U.S. Company-owned stores open during the period, resulting from net store growth. Company-owned same store sales increased 6.3% in the first quarter of 2021 and 3.9% in the first quarter of 2020.

U.S. Franchise Royalties and Fees
Revenues from U.S. franchise royalties and fees increased $19.8 million, or 18.8%, in the first quarter of 2021 due primarily to same store sales growth and an increase in the average number of U.S. franchised stores open during the period, resulting from net store growth. U.S. franchise same store sales increased 13.9% in the first quarter of 2021 and 1.5% in the first quarter of 2020. U.S. franchise royalties and fees further benefited from an increase in revenues from fees paid by franchisees for the use of our technology platforms.
U.S. Franchise Advertising
Revenues from U.S. franchise advertising increased $15.6 million, or 16.2%, in the first quarter of 2021 due primarily to same store sales growth and an increase in the average number of U.S. franchised stores open during the period, resulting from net store growth.
Supply Chain
Supply chain revenues increased $55.6 million, or 10.9%, in the first quarter of 2021 due primarily to higher volumes from increased orders resulting from U.S. franchise retail sales growth. Our market basket pricing to stores increased 0.3% during the first quarter of 2021, which resulted in an estimated $2.0 million increase in supply chain revenue.
International Franchise Royalties and Fee Revenues
Revenues from international franchise royalties and fees increased $9.3 million, or 16.1%, in the first quarter of 2021 due primarily to same store sales growth and an increase in the average number of international franchised stores open during the period due to net store growth. Excluding the impact of foreign currency exchange rates, international franchise same store sales increased 11.8% in the first quarter of 2021 and increased 1.5% in the first quarter of 2020. The positive impact of changes in foreign currency exchange rates of $2.1 million also contributed to the increase in international franchise royalties and fees revenues in the first quarter of 2021.
Cost of Sales / Operating Margin

	First Quarter of 2021		First Quarter of 2020
Consolidated revenues	$983.7	100.0%	$873.1	100.0%
Consolidated cost of sales	594.5	60.4%	532.9	61.0%

Consolidated operating margin	$389.2	39.6%	$340.2	39.0%

Consolidated cost of sales consists primarily of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs.
Consolidated operating margin (which we define as revenues less cost of sales) increased $49.0 million, or 14.4%, in the first quarter of 2021 due primarily to higher global franchise revenues. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin.
As a percentage of revenues, the consolidated operating margin increased 0.6 percentage points in the first quarter of 2021. U.S. Company-owned store operating margin increased 1.5 percentage points in the first quarter of 2021 and supply chain operating margin decreased 1.0 percentage point in the first quarter of 2021. These changes in margin are described below.
U.S. Company-Owned Store Operating Margin

	First Quarter of 2021		First Quarter of 2020
Revenues	$112.7	100.0%	$102.3	100.0%
Cost of sales	85.7	76.1%	79.4	77.6%

Store operating margin	$27.0	23.9%	$22.9	22.4%

U.S. Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) increased $4.1 million, or 17.7%, in the first quarter of 2021 due primarily to higher same store sales. As a percentage of store revenues, the store operating margin increased 1.5 percentage points in the first quarter of 2021, as discussed in more detail below.

•	Food costs decreased 0.7 percentage points to 27.1% in the first quarter of 2021, due primarily to the leveraging of higher same store sales.

•	Labor costs decreased 0.6 percentage points to 28.4% in the first quarter of 2021 due primarily to the leveraging of higher same store sales.

Supply Chain Operating Margin

	First Quarter of 2021		First Quarter of 2020
Revenues	$568.3	100.0%	$512.7	100.0%
Cost of sales	508.8	89.5%	453.6	88.5%

Supply chain operating margin	$59.5	10.5%	$59.1	11.5%

Supply chain operating margin increased $0.4 million, or 0.7%, in the first quarter of 2021, primarily driven by higher volumes from increased store orders. As a percentage of supply chain revenues, the supply chain operating margin decreased 1.0 percentage point in the first quarter of 2021, primarily due to higher operating costs, including depreciation and amortization, labor and insurance expense as a result of the two new supply chain centers and new thin crust facility that were opened in fiscal 2020.
General and Administrative Expenses
General and administrative expenses increased $2.8 million, or 3.1%, in the first quarter of 2021, driven primarily by higher advertising expense and labor costs. These increases were partially offset by lower travel expense resulting from travel restrictions associated with the
COVID-19
pandemic.
U.S. Franchise Advertising Expenses
U.S. franchise advertising expenses increased $15.6 million, or 16.2%, in the first quarter of 2021, consistent with the increase in U.S. franchise advertising revenues. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit
advertising fund is obligated to expend such revenues on advertising and these revenues cannot be used for general corporate purposes.
Other Income
Other income was $2.5 million in the first quarter of 2021, representing the unrealized gain recorded on the Company’s investment in Dash Brands (Note 6) resulting from the observable change in price from the valuation of the additional $40.0 million investment made in the first quarter of 2021.
Interest Expense, Net
Interest expense, net increased $0.9 million, or 2.2%, in the first quarter of 2021 driven primarily by lower interest income. The Company’s weighted average borrowing rate decreased to 3.9% in the first quarter of 2021, from 4.0% in the first quarter of 2020.
Provision for Income Taxes
Income tax expense increased $36.2 million, or 840.3%, in the first quarter of 2021 due primarily to lower excess tax benefits on equity-based compensation, which are recorded as a reduction to the income tax provision, as well as higher pre-tax
income. The Company recognized $0.9 million in excess tax benefits in the first quarter of 2021 as compared to $30.4 million in the first quarter of 2020, resulting from a significant decrease in stock options exercised in the first quarter of 2021 as compared to the first quarter of 2020. The effective tax rate increased to 21.3% during the first quarter of 2021 as compared to negative 3.7% in the first quarter of 2020.
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

	First Quarter of 2021	First Quarter of 2020
U.S. Stores	$107.4	$88.3
Supply Chain	52.6	51.4
International Franchise	54.5	43.5
Other	(6.1)	(8.1)

U.S. Stores
U.S. stores Segment Income increased $19.2 million, or 21.7%, in the first quarter of 2021, primarily due to a $19.8 million increase in U.S. franchise royalties and fees revenues as discussed above. U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income. The $4.1 million increase in U.S. Company-owned store operating margin discussed above also contributed to the increase in U.S. stores Segment Income. The increase in U.S. stores Segment Income was partially offset by increased investments in technological initiatives.
Supply Chain
Supply chain Segment Income increased $1.1 million, or 2.2%, in the first quarter of 2021, primarily due to the $0.4 million increase in operating margin described above.
International Franchise
International franchise Segment Income increased $11.0 million, or 25.2%, in the first quarter of 2021, due primarily to the $9.3 million increase in international franchise royalties and fees revenues discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income. Lower bad debt expense and lower travel expenses, primarily due to travel restrictions associated with the
COVID-19
pandemic, also contributed to the increase in international franchise Segment Income.
Other
Other Segment Income increased $2.0 million, or 25.1%, in the first quarter of 2021, due primarily to higher corporate administrative costs allocated to our segments as compared to 2020. The increase in allocated costs in the first quarter of 2021 was due primarily to higher investments in technological initiatives to support technology for our U.S. and international franchise stores. Lower travel expenses, primarily due to travel restrictions resulting from the
COVID-19
pandemic, as well as lower professional fees, also contributed to the increase in other Segment Income.
Liquidity and Capital Resources
Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of March 28, 2021, we had working capital of $240.8 million, excluding restricted cash and cash equivalents of $176.0 million, advertising fund assets, restricted, of $162.1 million and advertising fund liabilities of $155.0 million. Working capital includes total unrestricted cash and cash equivalents of $267.7 million.
Our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes. During the first quarter of 2021, we experienced increases in both U.S. and international same store sales versus the comparable periods in the prior year. Additionally, our U.S. and international businesses grew store counts in the first quarter of 2021. These factors contributed to our continued ability to generate positive operating cash flows. As of March 28, 2021, we had a variable funding note facility which allowed for advances of up to $200.0 million of Series
2019-1
Variable Funding Senior Secured Notes,
Class A-1
Notes and certain other credit instruments, including letters of credit (the “2019 Variable Funding Notes”). The letters of credit are primarily related to our casualty insurance programs and certain supply chain center leases. As of March 28, 2021, we had no outstanding borrowings and $157.5 million of available borrowing capacity under our 2019 Variable Funding Notes, net of letters of credit issued of $42.5 million.
We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, excess cash from our recapitalization transactions and available borrowings under our variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase shares of our common stock.

Our ability to continue to fund these items and continue to service our debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under the variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our outstanding senior notes and to service, extend or refinance our variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
Restricted Cash
As of March 28, 2021, we had approximately $136.1 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $39.6 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.3 million of other restricted cash for a total of $176.0 million of restricted cash and cash equivalents. As of March 28, 2021, we also held $131.9 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s brand.
Long-Term Debt
As of March 28, 2021, we had approximately $4.12 billion of long-term debt, of which $2.9 million was classified as a current liability. Our fixed and floating rate notes from the recapitalizations we completed in 2019, 2018, 2017 and 2015 had original scheduled principal payments of $42.0 million in 2021, $897.0 million in 2022, $33.0 million in each of 2023 and 2024, $1.15 billion in 2025, $20.8 million in 2026, $1.28 billion in 2027, $6.8 million in 2028 and $614.3 million in 2029. However, in accordance with our debt agreements, the payment of principal on the outstanding senior notes may be suspended if our leverage ratio is less than or equal to 5.0x total debt to adjusted EBITDA, as defined in the related agreements, and no catch-up
provisions are applicable.
As of the first quarter of 2021 and fourth quarter of 2020, we had a leverage ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payment on our then outstanding notes beginning in the first quarter of 2021. Accordingly, all principal amounts of our outstanding notes have been classified as long-term debt in the consolidated balance sheet as of March 28, 2021 and January 3, 2021.
2021 Recapitalization
Subsequent to the end of the first quarter of 2021, on April 16, 2021 (the “closing date”), we completed a recapitalization (the “2021 Recapitalization”) in which certain of our subsidiaries issued new notes pursuant to our asset-backed securitization structure. The new notes consist of $850.0 million Series
2021-1
2.662% Fixed Rate Senior Secured Notes,
Class A-2-I
with an anticipated term of 7.5 years (the “2021
A-2-I
Fixed Rate Notes”), and $1.0 billion Series
2021-1
3.151% Fixed Rate Senior Secured Notes,
Class A-2-II
with an anticipated term of 10 years (the “2021
A-2-II
Fixed Rate Notes” and, collectively with the 2021
A-2-I
Fixed Rate Notes, the “2021 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The 2021 Notes have scheduled principal payments of $9.3 million in 2021, $18.5 million in each of 2022 through 2027, $804.8 million in 2028, $10.0 million in each of 2029 and 2030 and $905.0 million in 2031. Gross proceeds from the issuance of the 2021 Notes were $1.85 billion.
Concurrently, certain of our subsidiaries also issued a new variable funding note facility which allows for advances of up to $200.0 million of Series
2021-1
Variable Funding Senior Secured Notes,
Class A-1
Notes and certain other credit instruments, including letters of credit (the “2021 Variable Funding Notes”). The 2021 Variable Funding Notes were undrawn on the closing date. In connection with the issuance of our 2021 Variable Funding Notes, our 2019 Variable Funding Notes were canceled.
A portion of proceeds from the 2021 Recapitalization was used to repay the remaining $291.0 million in outstanding principal under our 2017 five-year floating rate notes and $582.0 million in outstanding principal under our 2017 five-year fixed rate notes. The proceeds were also used to pre-fund
a portion of the interest payable on the 2021 Notes and pay transaction fees and expenses. We expect to use the remaining proceeds for general corporate purposes, which may include distributions to holders of our common stock, other equivalent payments and/or stock repurchases.
Subsequent to the closing of the 2021 Recapitalization, we had a leverage ratio of greater than 5.0x and, accordingly, we resumed making the scheduled amortization payments on our notes in the second quarter of 2021.

Share Repurchase Programs
Our share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our variable funding notes.
During the first quarter of 2021, we repurchased and retired 65,870 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $25.0 million. Our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of our common stock on February 24, 2021 which replaced the remaining availability of approximately $76.6 million under our previously approved $1.0 billion share repurchase program. As of March 28, 2021, we had a total remaining authorized amount for share repurchases of $1.0 billion.
Dividends
On February 24, 2021, our Board of Directors declared a $0.94 per share quarterly dividend on our outstanding common stock for shareholders of record as of March 15, 2021, which was paid on March 30, 2021. We had approximately $37.1 million accrued for common stock dividends at March 28, 2021.
Subsequent to the first quarter, on April 27, 2021, our Board of Directors declared a $0.94 per share quarterly dividend on our outstanding common stock for shareholders of record as of June 15, 2021, to be paid on June 30, 2021.
Sources and Uses of Cash
The following table illustrates the main components of our cash flows:

(In millions)	First Quarter of 2021	First Quarter of 2020
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$152.9	$95.4
Net cash used in investing activities	(56.4)	(17.9)
Net cash used in financing activities	(23.1)	(82.1)
Exchange rate changes	0.2	(1.0)

Change in cash and cash equivalents, restricted cash and cash equivalents	$73.5	$(5.6)

Operating Activities
Cash provided by operating activities increased $57.5 million in the first quarter of 2021 primarily due to the positive impact of changes in operating assets and liabilities of $51.0 million. The positive impact of changes in operating assets and liabilities was primarily related to the timing of collections on accounts receivable in 2021 as compared to 2020, and to a lesser extent, the timing of payments on accounts payable and accrued liabilities. The increase in cash provided by operating activities was also due to a $10.9 million positive impact of changes in advertising fund assets and liabilities, restricted, in 2021 as compared to 2020 due to the receipt of advertising contributions outpacing payments for advertising activities. These increases were partially offset by a decrease in net income of $3.8 million.
Investing Activities
Cash used in investing activities was $56.4 million in the first quarter of 2021, which primarily consisted of an additional investment in Dash Brands (Note 6) of $40.0 million and $16.6 million of capital expenditures (driven primarily by investments in technological initiatives, corporate store operations and supply chain centers).
Financing Activities
Cash used in financing activities was $23.1 million in the first quarter of 2021, primarily related to the repurchase of approximately $25.0 million in common stock under our Board of Directors-approved share repurchase program, tax payments for restricted stock upon vesting of $1.0 million and repayments of finance lease obligations of $0.7 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $3.7 million.
Critical Accounting Policies and Estimates
For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Form
10-K.
The Company considers its most significant accounting policies and estimates to be revenue recognition, long-lived assets, insurance and legal matters, share-based payments and income taxes. There have been no material changes to the Company’s critical accounting policies and estimates since January 3, 2021.

Forward-Looking Statements
This filing contains various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “may,” “will,” “plans,” “predicts,” “projects,” “seeks,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, our anticipated profitability, estimates in same store sales growth, the growth of our U.S. and international business, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our expectations are more fully described under the section headed “Risk Factors” in this filing and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our 2020 Form
10-K.
Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our substantial increased indebtedness as a result of our recapitalization transactions and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future; the impact a downgrade in our credit rating may have on our business, financial condition and results of operations; our future financial performance and our ability to pay principal and interest on our indebtedness; our ability to manage difficulties associated with or related to the
COVID-19
pandemic and the effects of
COVID-19
on our business and supply chain; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry, including the food service and food delivery markets; the impact of social media and other consumer-oriented technologies on our business, brand and reputation; the impact of new or improved technologies and alternative methods of delivery on consumer behavior; new product, digital ordering and concept developments by us, and other food-industry competitors; our ability to maintain good relationships with and attract new franchisees, and franchisees’ ability to successfully manage their operations without negatively impacting our royalty payments and fees or our brand’s reputation; our ability to successfully implement cost-saving strategies; our ability and that of our franchisees to successfully operate in the current and future credit environment; changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in operating expenses resulting from changes in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness, health epidemics or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate; changes in foreign currency exchange rates; changes in income tax rates; our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel; our ability to find and/or retain suitable real estate for our stores and supply chain centers; changes in government legislation and regulations, including changes in laws and regulations regarding information privacy, payment methods consumer protection and social media; adverse legal judgments or settlements; food-borne illness or contamination of products; data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees; the effect of war, terrorism, catastrophic events or climate change; our ability to pay dividends and repurchase shares; changes in consumer tastes, spending and traffic patterns and demographic trends; actions by activist investors; changes in accounting policies; and adequacy of our insurance coverage. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. All forward-looking statements speak only as of the date of this filing and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or other applicable law, we will not undertake, and specifically disclaim, any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this filing, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on the forward-looking statements included in this filing or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed and floating rate notes and entered into variable funding notes and, at March 28, 2021, we are exposed to interest rate risk on borrowings under our floating rate notes and variable funding notes. As of March 28, 2021, we had no outstanding borrowings under our variable funding notes. Our floating rate notes and our variable funding notes bear interest at fluctuating interest rates based on LIBOR.
There is currently uncertainty around whether LIBOR will continue to exist after 2023. Subsequent to the first quarter of 2021, in connection with the 2021 Recapitalization, our loan documents contemplate a transition from LIBOR to secured overnight financing rate (“SOFR”) in the event that LIBOR ceases to exist. Because the composition and characteristics of SOFR are not the same as those of LIBOR, in such event, there can be no assurance that SOFR will perform the same way LIBOR would have at any given time or for any applicable period. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
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
We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.8% of our total revenues in the first quarter of 2021 and approximately 6.6% of our total revenues in the first quarter of 2020 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $6.0 million in the first quarter of 2021.
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
During the quarterly period ended March 28, 2021, there were no changes in the Company’s internal control over financial reporting as defined in
Rules 13a-15(f) and 15d-15(f) that
have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes with respect to those risk factors previously disclosed in Item 1A “Risk Factors” in Part I of our 2020 Form
10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
Period #1 (January 4, 2021 to January 31, 2021)	67,407	$379.58	65,870	$76,553
Period #2 (February 1, 2021 to February 28, 2021)	1,316	377.02	—	1,000,000
Period #3 (March 1, 2021 to March 28, 2021)	4,046	341.77	—	1,000,000

Total	72,769	$377.44	65,870	$1,000,000

(1)
6,899 shares in the first quarter of 2021 were purchased as part of the Company’s employee stock payroll deduction plan. During the first quarter, the shares were purchased at an average price of $357.43.

(2)
On February 24, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. This repurchase program replaced the remaining availability of approximately $76.6 million under the Company’s previously approved $1.0 billion share repurchase program.

As of March 28, 2021, $1.0 billion remained available for future purchases of the Company’s common stock under the Company’s Board of Directors approved share repurchase program. Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.
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

DOMINO’S PIZZA, INC. (Registrant)

Date: April 29, 2021	/s/ Stuart A. Levy
Stuart A. Levy
Executive Vice President, Chief Financial Officer (Principal Financial Officer)