Form 10-Q
period 2021-06-20
DOMINOS PIZZA INC
filed 2021-07-22
CIK 1286681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 20, 2021
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
of the Exchange Act).

Yes  ☐    No  ☒
As of July 15, 2021, Domino’s Pizza, Inc. had 36,854,211 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 20, 2021	January 3, 2021 (1)
Assets
Current assets:
Cash and cash equivalents	$292,095	$168,821
Restricted cash and cash equivalents	184,695	217,453
Accounts receivable, net	235,954	244,560
Inventories	59,182	66,683
Prepaid expenses and other	43,785	24,169
Advertising fund assets, restricted	165,139	147,698

Total current assets	980,850	869,384

Property, plant and equipment:
Land and buildings	93,801	88,063
Leasehold and other improvements	189,094	186,456
Equipment	305,491	292,456
Construction in progress	9,650	13,014

	598,036	579,989
Accumulated depreciation and amortization	(302,504)	(282,625)

Property, plant and equipment, net	295,532	297,364

Other assets:
Operating lease right-of-use assets	220,845	228,268
Goodwill	15,034	15,061
Capitalized software, net	88,733	81,306
Investments (Note 6)	82,500	40,000
Other assets	36,636	33,881
Deferred income taxes	1,663	1,904

Total other assets	445,411	400,420

Total assets	$1,721,793	$1,567,168

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$54,769	$2,855
Accounts payable	104,515	94,499
Operating lease liabilities	36,542	35,861
Insurance reserves	27,463	26,377
Dividends payable	35,452	729
Advertising fund liabilities	157,513	141,175
Other accrued liabilities	138,100	169,323

Total current liabilities	554,354	470,819

Long-term liabilities:
Long-term debt, less current portion	5,026,765	4,116,018
Operating lease liabilities	195,926	202,268
Insurance reserves	40,895	37,125
Other accrued liabilities	35,996	35,244
Deferred income taxes	8,427	6,099

Total long-term liabilities	5,308,009	4,396,754

Stockholders’ deficit:
Common stock	369	389
Additional paid-in capital	7,771	5,122
Retained deficit	(4,146,702)	(3,303,492)
Accumulated other comprehensive loss	(2,008)	(2,424)

Total stockholders’ deficit	(4,140,570)	(3,300,405)

Total liabilities and stockholders’ deficit	$1,721,793	$1,567,168

(1)
The balance sheet at January 3, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 20,	June 14,	June 20,	June 14,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues:
U.S. Company-owned stores	$116,589	$114,240	$229,333	$216,566
U.S. franchise royalties and fees	126,836	113,098	251,322	217,844
Supply chain	602,962	539,141	1,171,300	1,051,841
International franchise royalties and fees	69,745	48,104	136,515	105,600
U.S. franchise advertising	116,340	105,440	227,700	201,274

Total revenues	1,032,472	920,023	2,016,170	1,793,125

Cost of sales:
U.S. Company-owned stores	88,019	87,831	173,761	167,219
Supply chain	536,763	475,101	1,045,568	928,658

Total cost of sales	624,782	562,932	1,219,329	1,095,877

Operating margin	407,690	357,091	796,841	697,248

General and administrative	100,448	88,068	191,701	176,557
U.S. franchise advertising	116,340	105,440	227,700	201,274

Income from operations	190,902	163,583	377,440	319,417
Other income	—	—	2,500	—
Interest income	68	640	90	1,572
Interest expense	(45,877)	(39,727)	(85,299)	(79,197)

Income before provision for income taxes	145,093	124,496	294,731	241,792
Provision for income taxes	28,474	5,828	60,351	1,522

Net income	$116,619	$118,668	$234,380	$240,270

Earnings per share:
Common stock - basic	$3.10	$3.04	$6.14	$6.18
Common stock - diluted	3.06	2.99	6.06	6.05
The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 20,	June 14,	June 20,	June 14,
(In thousands)	2021	2020	2021	2020
Net income	$116,619	$118,668	$234,380	$240,270
Currency translation adjustment	230	1,533	416	(793)

Comprehensive income	$116,849	$120,201	$234,796	$239,477

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Fiscal Quarters Ended
	June 20,	June 14,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$234,380	$240,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,641	28,789
Loss on sale/disposal of assets	456	544
Amortization of debt issuance costs	4,438	2,575
Provision for deferred income taxes	2,561	1,510
Non-cash equity-based compensation expense	13,500	10,029
Excess tax benefits from equity-based compensation	(4,264)	(53,440)
Provision for losses on accounts and notes receivable	296	1,592
Unrealized gain on investments	(2,500)	—
Changes in operating assets and liabilities	(17,098)	(19,421)
Changes in advertising fund assets and liabilities, restricted	30,005	(620)

Net cash provided by operating activities	295,415	211,828

Cash flows from investing activities:
Capital expenditures	(33,163)	(33,732)
Purchase of investments (Note 6)	(40,000)	(40,000)
Other	293	(479)

Net cash used in investing activities	(72,870)	(74,211)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,850,000	158,000
Repayments of long-term debt and finance lease obligations	(882,547)	(122,040)
Proceeds from exercise of stock options	9,025	24,801
Purchases of common stock	(1,025,000)	(79,590)
Tax payments for restricted stock upon vesting	(1,087)	(1,827)
Payments of common stock dividends and equivalents	(36,432)	(30,266)
Cash paid for financing costs	(14,938)	—
Other	(244)	—

Net cash used in financing activities	(101,223)	(50,922)

Effect of exchange rate changes on cash	302	(253)

Change in cash and cash equivalents, restricted cash and cash equivalents	121,624	86,442

Cash and cash equivalents, beginning of period	168,821	190,615
Restricted cash and cash equivalents, beginning of period	217,453	209,269
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	115,872	84,040

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	502,146	483,924

Cash and cash equivalents, end of period	292,095	247,952
Restricted cash and cash equivalents, end of period	184,695	238,233
Cash and cash equivalents included in advertising fund assets, restricted, end of period	146,980	84,181

Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$623,770	$570,366

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)
June 20, 2021
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
filed with the Securities and Exchange Commission on February 25, 2021 (the “2020 Form
10-K”)
.
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended June 20, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2022.
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

	Fiscal Quarters Ended June 20, 2021 and June 14, 2020
	U.S. Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2021	$359,765	$635,592	$69,745	$(32,630)	$—	$1,032,472
2020	332,778	570,104	48,104	(30,963)	—	920,023
Segment Income
2021	$111,847	$58,593	$56,365	N/A	$(9,627)	$217,178
2020	102,934	56,904	36,410	N/A	(12,555)	183,693

	Two Fiscal Quarters Ended June 20, 2021 and June 14, 2020
	U.S. Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2021	$708,355	$1,234,769	$136,515	$(63,469)	$—	$2,016,170
2020	635,684	1,111,743	105,600	(59,902)	—	1,793,125
Segment Income
2021	$219,283	$111,145	$110,833	N/A	$(15,715)	$425,546
2020	191,211	108,341	79,914	N/A	(20,687)	358,779

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 20, 2021	June 14, 2020	June 20, 2021	June 14 , 202 0
Total Segment Income	$217,178	$183,693	$425,546	$358,779
Depreciation and amortization	(17,176)	(14,757)	(33,641)	(28,789)
Loss on sale/disposal of assets	(295)	(238)	(456)	(544)
Non-cash equity-based compensation expense	(8,296)	(5,115)	(13,500)	(10,029)
Recapitalization-related expenses	(509)	—	(509)	—

Income from operations	190,902	163,583	377,440	319,417
Other income	—	—	2,500	—
Interest income	68	640	90	1,572
Interest expense	(45,877)	(39,727)	(85,299)	(79,197)

Income before provision for income taxes	$145,093	$124,496	$294,731	$241,792

3. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 20, 2021	June 14, 2020	June 20, 2021	June 14, 2020
Net income available to common stockholders - basic and diluted	$116,619	$118,668	$234,380	$240,270

Basic weighted average number of shares	37,590,369	39,058,292	38,145,297	38,862,108
Earnings per share – basic	$3.10	$3.04	$6.14	$6.18
Diluted weighted average number of shares	38,122,515	39,746,479	38,665,325	39,688,663
Earnings per share – diluted	$3.06	$2.99	$6.06	$6.05
The denominator used in calculating diluted earnings per share for the second quarter of 2021 did not include 84,955 options to purchase common stock, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for the two fiscal quarters of 2021 did not include
92,689 options to purchase common stock
,
as the effect of including these options would have been anti-dilutive.
The denominators used in calculating diluted earnings per share for the second quarter and two fiscal quarters of 2021 each did not include
64,110
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
4. Stockholders’
Deficit
The following table summarizes changes in stockholders’ deficit for the second quarter of 2021.

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at March 28, 2021	38,818,197	$388	$6,612	$(3,240,842)	$(2,238)
Net income	—	—	—	116,619	—
Dividends declared on common stock and equivalents ($0.94 per share)	—	—	—	(34,680)	—
Issuance and cancellation of stock awards, net	837	—	—	—	—
Tax payments for restricted stock upon vesting	(110)	—	(43)	—	—
Purchases of common stock	(2,012,596)	(20)	(12,181)	(987,799)	—
Exercise of stock options	47,243	1	5,331	—	—
Non-cash equity-based compensation expense	—	—	8,296	—	—
Other	—	—	(244)	—	—
Currency translation adjustment	—	—	—	—	230

Balance at June 20, 2021	36,853,571	$369	$7,771	$(4,146,702)	$(2,008)

The following table summarizes changes in stockholders’ deficit for the two fiscal quarters of 2021.

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 3, 2021	38,868,350	$389	$5,122	$(3,303,492)	$(2,424)
Net income	—	—	—	234,380	—
Dividends declared on common stock and equivalents ($1.88 per share)	—	—	—	(71,155)	—
Issuance and cancellation of stock awards, net	(1,918)	—	—	—	—
Tax payments for restricted stock upon vesting	(2,901)	—	(1,087)	—	—
Purchases of common stock	(2,078,466)	(21)	(18,544)	(1,006,435)	—
Exercise of stock options	68,506	1	9,024	—	—
Non-cash equity-based compensation expense	—	—	13,500	—	—
Other	—	—	(244)	—	—
Currency translation adjustment	—	—	—	—	416

Balance at June 20, 2021	36,853,571	$369	$7,771	$(4,146,702)	$(2,008)

On April 30, 2021, the Company entered into a $1.0 billion accelerated share repurchase agreement (the “ASR Agreement”) with a counterparty. Refer to Note 5 for additional information related to this transaction.
Subsequent to the end of the second quarter,
 on July 20, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. This repurchase program replaces the Company’s previously approved $1.0 billion share repurchase program, which was fully utilized in connection with the ASR Agreement.
Also
on
July 20, 2021
, the Company’s Board of Directors declared a $
0.94
 per share quarterly dividend on its outstanding common stock for shareholders of record as of
September 15, 2021
,
 to be paid on
September 30, 2021
.
The following table summarizes changes in stockholders’ deficit for the second quarter of 2020.

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at March 22, 2020	39,039,599	$390	$12,474	$(3,398,986)	$(6,068)
Net income	—	—	—	118,668	—
Dividends declared on common stock and equivalents ($0.78 per share)	—	—	—	(30,697)	—
Issuance and cancellation of stock awards, net	4,068	—	—	—	—
Tax payments for restricted stock upon vesting	(91)	—	(31)	—	—
Exercise of stock options	303,637	3	14,693	—	—
Non-cash equity-based compensation expense	—	—	5,115	—	—
Currency translation adjustment	—	—	—	—	1,533

Balance at June 14, 2020	39,347,213	$393	$32,251	$(3,311,015)	$(4,535)

The following table summarizes changes in stockholders’ deficit for the two fiscal quarters of 2020.

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 29, 2019	38,934,009	$389	$243	$(3,412,649)	$(3,742)
Net income	—	—	—	240,270	—
Dividends declared on common stock and equivalents ($1.56 per share)	—	—	—	(61,139)	—
Issuance and cancellation of stock awards, net	5,713	—	—	—	—
Tax payments for restricted stock upon vesting	(6,020)	—	(1,827)	—	—
Purchases of common stock	(271,064)	(3)	(988)	(78,599)	—
Exercise of stock options	684,575	7	24,794	—	—
Non-cash equity-based compensation expense	—	—	10,029	—	—
Adoption of credit losses standard	—	—	—	1,102	—
Currency translation adjustment	—	—	—	—	(793)

Balance at June 14, 2020	39,347,213	$393	$32,251	$(3,311,015)	$(4,535)

5. Recapitalization
On April 16, 2021 (the “closing date”), the Company completed a recapitalization transaction (the “2021 Recapitalization”)
 in which certain of the Company’s subsidiaries issued new notes pursuant to an asset-backed securitization. The new notes consist of $850.0 million Series
2021-1
2.662% Fixed Rate Senior Secured Notes,
Class A-2-I
with an anticipated term of 7.5 years (the “2021
A-2-I
Fixed Rate Notes”) and $1.0 billion Series
2021-1
3.151% Fixed Rate Senior Secured Notes,
Class A-2-II
with an anticipated term of 10 years (collectively with the 2021
A-2-I
Fixed Rate Notes, the “2021 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. As of June 20, 2021, the 2021 Notes had scheduled principal payments of $9.3 million in 2021, $18.5 million in each of 2022 through 2027, $804.8 million in 2028, $10.0 million in each of 2029 and 2030 and $905.0 million in 2031. Gross proceeds from the issuance of the 2021 Notes were $1.85 billion.
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
A portion of proceeds from the 2021 Recapitalization was used to repay the remaining $291.0 million in outstanding principal under the Company’s 2017 five-year floating rate notes and $582.0 million in outstanding principal under the Company’s 2017 five-year fixed rate notes, prefund a portion of the interest payable on the 2021 Notes and pay transaction fees and expenses. In connection with the repayment of the 2017 five-year floating rate notes and 2017 five-year fixed rate notes, the Company expensed approximately $2.0 million for the remaining unamortized debt issuance costs associated with these notes. Additionally, in connection with the 2021 Recapitalization, the Company capitalized $14.9 million of debt issuance costs, which are being amortized into interest expense over the 7.5 and
10-year
expected terms of the 2021 Notes.
As of the fourth quarter of 2020, the Company had a leverage ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payment for its then-outstanding
notes beginning in the first quarter of 2021. Accordingly, all principal amounts of the Company’s outstanding notes were classified as long-term debt in the consolidated balance sheet as of January 3, 2021. Subsequent to the closing of the 2021 Recapitalization, the Company had a leverage ratio of greater than 5.0x and, accordingly, the Company resumed making the scheduled amortization payments on its notes in the second quarter of 2021.
On April 30, 2021, the Company entered into
the
 $1.0 billion ASR Agreement
.
 Pursuant to the terms of the ASR Agreement, on May 3, 2021, the Company used a portion of the proceeds from the 2021 Recapitalization to pay the counterparty $1.0 billion in cash and received and retired 2,012,596 shares of its common stock. Final settlement of the ASR Agreement occurred on July 21, 2021. In connection with the ASR Agreement, the Company received and retired a total of 2,250,786 shares of its common stock at an average price of
$444.29,

including the 2,012,596 shares of its common stock received and retired during the second quarter of 2021.
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

The following tables summarize the carrying amounts and fair values of certain assets at June 20, 2021 and January 3, 2021:

	At June 20, 2021
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$261,183	$261,183	$—	$—
Restricted cash equivalents	117,783	117,783	—	—
Investments in marketable securities	14,195	14,195	—	—
Advertising fund cash equivalents, restricted	129,810	129,810	—	—
Investments	82,500	—	—	82,500

	At January 3, 2021
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$151,502	$151,502	$—	$—
Restricted cash equivalents	126,595	126,595	—	—
Investments in marketable securities	13,251	13,251	—	—
Advertising fund cash equivalents, restricted	104,197	104,197	—	—
Investments	40,000	—	—	40,000
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
In the first quarter of 2021, the Company invested an additional $40.0 million in Dash Brands based on Dash Brands’ achievement of certain pre-established performance conditions. In the first quarter of 2021, the Company recorded a positive adjustment of
$

2.5 million to the original carrying amount of $40.0 million resulting from the observable change in price from the valuation of the additional investment. This amount was recorded in other income in the Company’s condensed consolidated statements of income. The Company did not record any adjustments to the carrying amount of $82.5 million in the second quarter of 2021.
The following table summarizes the reconciliation of the carrying amount of the Company’s investment in Dash Brands from the opening balance at January 3, 2021 to the closing balance at June 20, 2021.

	Two Fiscal Quarters of 2021
	Carrying Amount			Carrying Amount
	January 3,		Unrealized	June 20,
	2021	Purchases	Gain	2021
Investments	$40,000	$40,000	$2,500	$82,500
Fair Value of Debt
The estimated fair values of the Company’s fixed and floating rate notes are classified as Level 2 measurements, as the Company estimates the fair value amount by using available market information. The Company obtained quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed and floating rate notes and, at times, trade these notes. The Company also performed its own internal analysis based on the information gathered from public markets, including information on notes that are similar to those of the Company. However, considerable judgment is required to interpret market data to estimate fair value. Accordingly, the fair value estimates presented are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values stated
below.

Management estimated the approximate fair values of the 2015 fixed rate notes, the 2017 fixed and floating rate notes, the 2018 fixed rate notes, the 2019 fixed rate notes and the 2021 fixed rate notes as follows:

	June 20, 2021		January 3, 2021
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Fixed Rate Notes	$764,000	$802,200	$766,000	$809,662
2017 Five-Year Fixed Rate Notes	—	—	582,000	582,582
2017 Ten-Year Fixed Rate Notes	967,500	1,032,323	970,000	1,035,960
2017 Five-Year Floating Rate Notes	—	—	291,000	291,000
2018 7.5-Year Fixed Rate Notes	414,375	433,022	415,438	437,456
2018 9.25-Year Fixed Rate Notes	390,000	422,370	391,000	422,280
2019 Ten-Year Fixed Rate Notes	666,563	715,222	668,250	712,355
2021 7.5-Year Fixed Rate Notes	850,000	872,950	—	—
2021 Ten-Year Fixed Rate Notes	1,000,000	1,042,000	—	—
The Company’s variable funding notes are a variable rate loan, and the fair value of this loan approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. This fair value represents a Level 2 measurement. The Company did not have any outstanding borrowings under its variable funding notes at June 20, 2021 or January 3, 2021.
7. Revenue Disclosures
Contract Liabilities
Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Changes in deferred franchise fees and deferred development fees for the two fiscal quarters of 2021 and the two fiscal quarters of 2020 were as follows:

	Two Fiscal Quarters Ended
	June 20,	June 14,
	2021	2020
Deferred franchise fees and deferred development fees at beginning of period	$19,090	$20,463
Revenue recognized during the period	(2,691)	(2,793)
New deferrals due to cash received and other	3,805	3,092

Deferred franchise fees and deferred development fees at end of period	$20,204	$20,762

Advertising Fund Assets
As of June 20, 2021, advertising fund assets, restricted of $165.1 million consisted of $147.0 million of cash and cash equivalents, $16.2 million of accounts receivable and $1.9 million of prepaid expenses. As of June 20, 2021, advertising fund cash and cash equivalents included $7.6 million of cash contributed from U.S. Company-owned stores that had not yet been expended.
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
The components of operating and finance lease cost for the second quarter and two fiscal quarters of 2021 and the second quarter and two fiscal quarters of 2020 were as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 20, 2021	June 14, 2020	June 20, 2021	June 14, 2020
Operating lease cost	$10,326	$10,250	$20,750	$19,832
Finance lease cost:
Amortization of right-of-use assets	1,003	451	1,922	700
Interest on lease liabilities	722	897	1,748	1,272

Total finance lease cost	$1,725	$1,348	$3,670	$1,972

Rent expense totaled $17.9 million and
$
36.1 million in the second quarter and two fiscal quarters of 2021, respectively. Rent expense totaled $16.2 million and $32.6 million in the second quarter and two fiscal quarters of 2020, respectively. Rent expense includes operating lease cost, as well as expense for non-lease
components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Variable rent expense and rent expense for short-term leases were immaterial for the second quarter and two fiscal quarters of 2021 and 2020, respectively.
Supplemental balance sheet information related to the Company’s finance leases as of June 20, 2021 and January 3, 2021 was as follows:

	June 20, 2021	January 3, 2021
Land and buildings	$73,822	$68,084
Accumulated depreciation and amortization	(11,979)	(10,049)

Finance lease assets, net	$61,843	$58,035

Current portion of long-term debt	$3,269	$2,855
Long-term debt, less current portion	61,697	57,700

Total principal payable on finance leases	$64,966	$60,555

As of June 20, 2021 and January 3, 2021, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	June 20, 2021		January 3, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7 years	15 years	7 years	16 years
Weighted average discount rate	3.7%	6.5%	3.7%	6.8%
Supplemental cash flow information related to leases for the second quarter and two fiscal quarters of 2021 and the second quarter and two fiscal quarters of 2020 were as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 20, 2021	June 14, 2020	June 20, 2021	June 14, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,105	$10,048	$19,292	$20,167
Operating cash flows from finance leases	722	897	1,748	1,272
Financing cash flows from finance leases	593	691	1,297	1,040
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,681	6,596	11,353	15,578
Finance leases	5,261	18,746	5,660	18,746

Maturities of lease liabilities as of June 20, 2021 were as follows:

	Operating Leases	Finance Leases
2021	$26,194	$3,996
2022	43,813	7,202
2023	38,220	6,722
2024	36,928	7,181
2025	30,470	6,983
Thereafter	89,142	74,290

Total future minimum rental commitments	264,767	106,374
Less – amounts representing interest	(32,299)	(41,408)

Total lease liabilities	$232,468	$64,966

As of June 20, 2021, the Company has additional leases for one supply chain center and certain supply chain tractors and trailers that had not yet commenced with estimated future minimum rental commitments of approximately $51.1 million. These leases are expected to commence in 2021 and 2022 with lease terms of up to
16 years. These undiscounted amounts are not included in the table above.
The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $11.1 million and $12.6 million as of June 20, 2021 and January 3, 2021, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.
9. Supplemental Disclosures of Cash Flow Information
The Company had
non-cash
investing activities related to accruals for capital expenditures of $4.6 million at June 20, 2021 and $4.3 million at January 3, 2021. The Company also had less than $0.1 million of non-cash
investing activities related to lease incentives in the two fiscal quarters of 2021.
10. Equity Incentive Plans
The Company’s current equity incentive plan, named the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”), benefits certain of the Company’s employees and members of the Company’s Board of Directors. In the two fiscal quarters of 2021, the Company granted non-qualified
stock options, restricted stock awards, restricted stock units and performance-based restricted stock units to certain employees and members of its Board of Directors under the 2004 Equity Incentive Plan. As a result of the changes to the characteristics and types of awards granted to date in 2021 under the 2004 Equity Incentive Plan, the Company has included disclosure of the nature and terms of these awards granted in the two fiscal quarters of 2021, as well as the methods used to estimate their fair values below.
The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the condensed consolidated statements of income based on the estimated fair value of the awards and is amortized over the requisite service period of each award. All non-cash
compensation expense amounts are recorded in general and administrative expense.
Stock Options
Stock options granted in fiscal 2021 were granted with an exercise price equal to the market price of the Company’s common stock at the date of the grant, expire ten years from the date of grant and generally vest over three years from the date of grant, generally subject to the holder’s continued employment. Additionally, all stock options granted become fully exercisable upon vesting. These awards also contain provisions for accelerated vesting upon the retirement eligibility of holders that have achieved specified service and age requirements. Management estimated the fair value of each option grant using the Black-Scholes option pricing method. The risk-free interest rate is based on the estimated expected life and is estimated based on U.S. Treasury Bond rates as of the grant date. The expected life is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price.

Other Equity-Based Compensation Arrangements
Restricted stock awards granted to members of the Company’s Board of Directors in fiscal 2021 were granted with a fair value equal to the market price of the Company’s stock on the grant date and vest one year
from the date of grant, generally subject to the director’s continued service. These awards also contain provisions for accelerated vesting upon the retirement eligibility of holders that have achieved specified service and age requirements.
Restricted stock units granted in fiscal 2021 were granted with a fair value equal to the market price of the Company’s stock on the grant date. These restricted stock units are separated into three
tranches and have time-based ratable vesting conditions with the last tranche of the award vesting three years
from the grant date, generally subject to the holder’s continued employment. These awards also contain provisions for accelerated vesting upon the retirement eligibility of holders that have achieved specified service and age requirements
.
Performance-based restricted stock units granted in fiscal 2021 were granted with a fair value equal to the market price of the Company’s stock on the grant date, adjusted for the estimated fair value of the market condition included in the award. These performance-based restricted stock units may vest three years
from the date of grant, generally subject to the holder’s continued employment, and have time and performance-based vesting conditions which provide for potential payouts of the target award amount between zero percent and two hundred
percent, based on the Company’s three-year cumulative achievement as compared to the specified target performance conditions. The performance-based restricted stock units also include provisions for a potential modifier (upward or downward) based on the Company’s cumulative three-year

common stock performance relative to that of a
pre-established
peer group. These awards also contain provisions for accelerated vesting of the time-based vesting condition upon the retirement eligibility of holders that have achieved specified service and age requirements. Management estimated the fair value of each performance-based restricted stock unit using a Monte-Carlo simulation pricing method. The risk-free interest rate is based on the estimated expected life and is estimated based on U.S. Treasury Bond rates as of the grant date. The Monte-Carlo simulation also includes assumptions for expected volatility based principally on the historical volatility of the Company’s share price, as well as the correlation of the Company’s share price as compared to that of the pre-established
peer group
.
11. New Accounting Pronouncements
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
, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. Subsequent to the closing of the 2021 Recapitalization, the Company’s 2021 Variable Funding Notes bear interest at fluctuating interest rates based on LIBOR. However, the associated loan documents contemplate a transition from LIBOR to secured overnight financing rate (“SOFR”) in the event that LIBOR ceases to exist. If the Company further needs to renegotiate its loan documents, the Company cannot predict what alternative index would be negotiated with its lenders. ASU
2020-04
is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The Company is currently assessing the impact of adopting this standard but does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unaudited; tabular amounts in millions, except percentages and store data)
The 2021 and 2020 second quarters referenced herein represent the twelve-week periods ended June 20, 2021 and June 14, 2020, respectively. The 2021 and 2020 two fiscal quarters referenced herein represent the twenty-four-week periods ended June 20, 2021 and June 14, 2020, respectively. In this section, we discuss the results of our operations for the second quarter and two fiscal quarters of 2021 as compared to the respective periods of 2020.
Overview
Domino’s is the largest pizza company in the world based on global retail sales, with a significant business in both delivery and carryout, and more than 18,000 locations in over 90 markets around the world as of June 20, 2021. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. We are a highly recognized global brand, and we focus on serving neighborhoods locally through our large global network of franchise owners and U.S. Company-owned stores. We are primarily a franchisor, with approximately 98% of Domino’s stores currently owned and operated by our independent franchisees. Franchising enables an individual to be his or her own employer and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.
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
Second Quarter of 2021 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 17.1% as compared to 2020. U.S. retail sales increased 7.4% and international retail sales, excluding foreign currency impact, increased 29.5% as compared to 2020.

•	Same store sales increased 3.5% in our U.S. stores and increased 13.9% in our international stores.

•	Revenues increased 12.2%.

•	Income from operations increased 16.7%.

•	Net income decreased 1.7%.

•	Diluted earnings per share increased 2.3%.
Two Fiscal Quarters of 2021 Highlights

•
Global retail sales, excluding foreign currency impact, increased 15.6% as compared to 2020. U.S. retail sales increased 11.1% and international retail sales, excluding foreign currency impact, increased 20.6% as compared to 2020.

•	Same store sales increased 8.1% in our U.S. stores and increased 12.8% in our international stores.

•	Revenues increased 12.4%.

•	Income from operations increased 18.2%.

•	Net income decreased 2.5%.

•	Diluted earnings per share increased 0.2%.

During the second quarter and two fiscal quarters of 2021, we experienced global retail sales growth and U.S. and international same store sales growth. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand. We also continued our strong U.S. and international same store sales performance with 41 straight quarters of positive U.S. same store sales and 110 straight quarters of positive international same store sales. We continued to experience sustained increases in U.S. and international same store sales during the second quarter and two fiscal quarters of 2021 resulting from evolving consumer trends during the
COVID-19
pandemic. Additionally, our U.S. supply chain experienced higher volumes from the increases in U.S. retail sales in the second quarter and two fiscal quarters of 2021. Our international retail sales in the second quarter of 2021 were also benefited by the reopening and resumption of normal store hours at certain of our international franchised stores that had been temporarily closed for portions of the second quarter of 2020 as a result of the
COVID-19
pandemic. Our U.S. and international same store sales growth has been pressured by our fortressing strategy, which includes increasing store concentration in certain markets where we compete, as well as from aggressive competitive activity.
We continued our global expansion with the opening of 238 net stores in the second quarter of 2021, bringing our year-to-date
total to 413 net store openings. We had 35 net stores open in the U.S. and 203 net stores open internationally during the second quarter of 2021.
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

	Second Quarter of 2021	Second Quarter of 2020	Two Fiscal Quarters of 2021	Two Fiscal Quarters of 2020
U.S. stores	+7.4%	+19.9%	+11.1%	+12.4%
International stores (excluding foreign currency impact)	+29.5%	(3.4)%	+20.6%	+1.8%

Total (excluding foreign currency impact)	+17.1%	+8.1%	+15.6%	+7.0%
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

	Second Quarter of 2021	Second Quarter of 2020	Two Fiscal Quarters of 2021	Two Fiscal Quarters of 2020
U.S. Company-owned stores	(2.6)%	+16.9%	+1.6%	+10.4%
U.S. franchise stores	+3.9%	+16.0%	+8.5%	+8.7%

U.S. stores	+3.5%	+16.1%	+8.1%	+8.8%
International stores (excluding foreign currency impact)	+13.9%	+1.3%	+12.8%	+1.4%

Store Growth Activity
Store counts and net store growth are commonly used statistical measures in the quick-service restaurant industry that are important to understanding performance.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at March 28, 2021	364	6,027	6,391	11,428	17,819
Openings	2	37	39	217	256
Closings (1)	—	(4)	(4)	(14)	(18)

Store count at June 20, 2021	366	6,060	6,426	11,631	18,057

Second quarter 2021 net store growth	2	33	35	203	238

Trailing four quarters net store growth	20	211	231	653	884

(1)
Temporary store closures are not treated as store closures and affected stores are included in the ending store count. Based on information reported to us by our master franchisees, we estimate that as of June 20, 2021, there were fewer than 175 international stores temporarily closed.

Income Statement Data

	Second Quarter of 2021		Second Quarter of 2020		Two Fiscal Quarters of 2021		Two Fiscal Quarters of 2020
U.S. Company-owned stores	$116.6		$114.2		$229.3		$216.6
U.S. franchise royalties and fees	126.8		113.1		251.3		217.8
Supply chain	603.0		539.1		1,171.3		1,051.8
International franchise royalties and fees	69.7		48.1		136.5		105.6
U.S. franchise advertising	116.3		105.4		227.7		201.3

Total revenues	1,032.5	100.0%	920.0	100.0%	2,016.2	100.0%	1,793.1	100.0%
U.S. Company-owned stores	88.0		87.8		173.8		167.2
Supply chain	536.8		475.1		1,045.6		928.7

Total cost of sales	624.8	60.5%	562.9	61.2%	1,219.3	60.5%	1,095.9	61.1%

Operating margin	407.7	39.5%	357.1	38.8%	796.8	39.5%	697.2	38.9%

General and administrative	100.4	9.7%	88.1	9.5%	191.7	9.5%	176.6	9.9%
U.S. franchise advertising	116.3	11.3%	105.4	11.5%	227.7	11.3%	201.3	11.2%

Income from operations	190.9	18.5%	163.6	17.8%	377.4	18.7%	319.4	17.8%
Other income	—	0.0%	—	0.0%	2.5	0.1%	—	0.0%
Interest expense, net	(45.8)	(4.4)%	(39.1)	(4.3)%	(85.2)	(4.2)%	(77.6)	(4.3)%

Income before provision for income taxes	145.1	14.1%	124.5	13.5%	294.7	14.6%	241.8	13.5%
Provision for income taxes	28.5	2.8%	5.8	0.6%	60.4	3.0%	1.5	0.1%

Net income	$116.6	11.3%	$118.7	12.9%	$234.4	11.6%	$240.3	13.4%

Revenues

	Second Quarter of 2021		Second Quarter of 2020		Two Fiscal Quarters of 2021		Two Fiscal Quarters of 2020
U.S. Company-owned stores	$116.6	11.3%	$114.2	12.4%	$229.3	11.3%	$216.6	12.1%
U.S. franchise royalties and fees	126.8	12.3%	113.1	12.3%	251.3	12.5%	217.8	12.1%
Supply chain	603.0	58.4%	539.1	58.6%	1,171.3	58.1%	1,051.8	58.7%
International franchise royalties and fees	69.7	6.7%	48.1	5.2%	136.5	6.8%	105.6	5.9%
U.S. franchise advertising	116.3	11.3%	105.4	11.5%	227.7	11.3%	201.3	11.2%

Total revenues	$1,032.5	100.0%	$920.0	100.0%	$2,016.2	100.0%	$1,793.1	100.0%

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

U.S. Stores Revenues

	Second Quarter of 2021		Second Quarter of 2020		Two Fiscal Quarters of 2021		Two Fiscal Quarters of 2020
U.S. Company-owned stores	$116.6	32.4%	$114.2	34.3%	$229.3	32.4%	$216.6	34.1%
U.S. franchise royalties and fees	126.8	35.3%	113.1	34.0%	251.3	35.5%	217.8	34.2%
U.S. franchise advertising	116.3	32.3%	105.4	31.7%	227.7	32.1%	201.3	31.7%

U.S. stores	$359.8	100.0%	$332.8	100.0%	$708.4	100.0%	$635.7	100.0%

U.S. Company-Owned Stores
Revenues from U.S. Company-owned store operations increased $2.4 million, or 2.1%, in the second quarter of 2021, and increased $12.7 million, or 5.9%, in the two fiscal quarters of 2021, due primarily to an increase in the average number of U.S. Company-owned stores open during the period, resulting from net store growth. Same store sales growth in the two fiscal quarters of 2021 also benefited U.S. Company-owned stores revenues. The decrease in U.S. Company-owned same store sales in the second quarter of 2021 partially offset the increase in U.S. Company-owned stores revenues.
U.S. Company-owned same store sales decreased 2.6% in the second quarter of 2021 and increased 1.6% in the two fiscal quarters of 2021. U.S. Company-owned same store sales increased 16.9% in the second quarter of 2020 and increased 10.4% in the two fiscal quarters of 2020.
U.S. Franchise Royalties and Fees
Revenues from U.S. franchise royalties and fees increased $13.7 million, or 12.1%, in the second quarter of 2021, and increased $33.5 million, or 15.4%, in the two fiscal quarters of 2021, due primarily to same store sales growth and an increase in the average number of U.S. franchised stores open during the period, resulting from net store growth. U.S. franchise royalties were also negatively impacted by $3.0 million in the second quarter and two fiscal quarters of 2020 as a result of funding we provided to our franchisees as part of an effort to donate 10 million slices of pizza to people and organizations at the frontlines of the
COVID-19
pandemic in the franchisees’ local communities. U.S. franchise royalties and fees further benefited in both the second quarter and the two fiscal quarters of 2021 from an increase in revenues from fees paid by franchisees for the use of our technology platforms.
U.S. franchise same store sales increased 3.9% in the second quarter of 2021 and increased 8.5% in the two fiscal quarters of 2021. U.S. franchise same store sales increased 16.0% in the second quarter of 2020 and increased 8.7% in the two fiscal quarters of 2020.
U.S. Franchise Advertising
Revenues from U.S. franchise advertising increased $10.9 million, or 10.3%, in the second quarter of 2021, and increased $26.4 million, or 13.1%, in the two fiscal quarters of 2021, due primarily to same store sales growth and an increase in the average number of U.S. franchised stores open during the period, resulting from net store growth.
Supply Chain
Supply chain revenues increased $63.9 million, or 11.8%, in the second quarter of 2021, and increased $119.5 million, or 11.4%, in the two fiscal quarters of 2021, due primarily to higher volumes from increased orders resulting from U.S. franchise retail sales growth. Our market basket pricing to stores increased 5.5% during the second quarter of 2021, which resulted in an estimated $29.7 million increase in supply chain revenues. Our market basket pricing to stores increased 2.9% during the two fiscal quarters of 2021, which resulted in an estimated $31.7 million increase in supply chain revenues.
International Franchise Royalties and Fee Revenues
Revenues from international franchise royalties and fees increased $21.6 million, or 45.0%, in the second quarter of 2021, and increased $30.9 million, or 29.3%, in the two fiscal quarters of 2021 due primarily to higher retail sales resulting from same store sales growth and an increase in the average number of international franchised stores open during the period, resulting from net store growth. These increases in retail sales were also benefited by the reopening and resumption of normal store hours and operating procedures at certain of the Company’s international franchised stores that had been temporarily closed or affected by changes in operating procedures and store hours for portions of the second quarter of 2020 as a result of the
COVID-19
pandemic. The positive impact of changes in foreign currency exchange rates of $4.0 million and $6.1 million in the second quarter of 2021 and two fiscal quarters of 2021, respectively, also contributed to the increases in international franchise royalties and fees revenues.
Excluding the impact of foreign currency exchange rates, international franchise same store sales increased 13.9% in the second quarter of 2021 and increased 12.8% in the two fiscal quarters of 2021. Excluding the impact of foreign currency exchange rates, international franchise same store sales increased 1.3% in the second quarter of 2020 and increased 1.4% in the two fiscal quarters of 2020.

Cost of Sales / Operating Margin

	Second Quarter of 2021		Second Quarter of 2020		Two Fiscal Quarters of 2021		Two Fiscal Quarters of 2020
Consolidated revenues	$1,032.5	100.0%	$920.0	100.0%	$2,016.2	100.0%	$1,793.1	100.0%
Consolidated cost of sales	624.8	60.5%	562.9	61.2%	1,219.3	60.5%	1,095.9	61.1%

Consolidated operating margin	$407.7	39.5%	$357.1	38.8%	$796.8	39.5%	$697.2	38.9%

Consolidated cost of sales consists primarily of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs.
Consolidated operating margin (which we define as revenues less cost of sales) increased $50.6 million, or 14.2%, in the second quarter of 2021, and increased $99.6 million, or 14.3%, in the two fiscal quarters of 2021, due primarily to higher global franchise revenues. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin.
As a percentage of revenues, the consolidated operating margin increased 0.7 percentage points in the second quarter of 2021 and increased 0.6 percentage points in the two fiscal quarters of 2021. U.S. Company-owned store operating margin increased 1.4 percentage points in both the second quarter and the two fiscal quarters of 2021. Supply chain operating margin decreased 0.9 percentage points in the second quarter of 2021 and decreased 1.0 percentage point in the two fiscal quarters of 2021. These changes in margin are described below.
U.S. Company-Owned Store Operating Margin

	Second Quarter of 2021		Second Quarter of 2020		Two Fiscal Quarters of 2021		Two Fiscal Quarters of 2020
Revenues	$116.6	100.0%	$114.2	100.0%	$229.3	100.0%	$216.6	100.0%
Cost of sales	88.0	75.5%	87.8	76.9%	173.8	75.8%	167.2	77.2%

Store operating margin	$28.6	24.5%	$26.4	23.1%	$55.6	24.2%	$49.3	22.8%

U.S. Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) increased $2.2 million, or 8.2%, in the second quarter of 2021, due primarily to lower labor costs. U.S. Company-owned store operating margin increased $6.3 million, or 12.6%, in the two fiscal quarters of 2021, due primarily to higher same store sales and lower labor costs. As a percentage of store revenues, the U.S. Company-owned store operating margin increased 1.4 percentage points in both the second quarter and two fiscal quarters of 2021. These changes in operating margin as a percentage of revenues are discussed in more detail below.

•
Food costs increased 1.8 percentage points to 27.5% in the second quarter of 2021, due to higher food prices. Food costs increased 0.6 percentage points to 27.3% in the two fiscal quarters of 2021, due to higher food prices, partially offset by the leveraging of higher same store sales.

•
Labor costs decreased 4.5 percentage points to 27.4% in the second quarter of 2021, and decreased 2.6 percentage points to 27.9% in the two fiscal quarters of 2021, due primarily to additional bonus pay incurred during the second quarter of 2020 for frontline team members during the
COVID-19
pandemic.

•	Insurance costs increased 0.6 percentage points to 3.9% in the second quarter of 2021, and increased 0.3 percentage points to 3.6% in the two fiscal quarters of 2021.

•
Occupancy costs increased 0.5 percentage points to 7.4% in the second quarter of 2021, and increased 0.3 percentage points to 7.7% in the two fiscal quarters of 2021, due primarily to higher rent expense.

Supply Chain Operating Margin

	Second Quarter of 2021		Second Quarter of 2020		Two Fiscal Quarters of 2021		Two Fiscal Quarters of 2020
Revenues	$603.0	100.0%	$539.1	100.0%	$1,171.3	100.0%	$1,051.8	100.0%
Cost of sales	536.8	89.0%	475.1	88.1%	1,045.6	89.3%	928.7	88.3%

Supply chain operating margin	$66.2	11.0%	$64.0	11.9%	$125.7	10.7%	$123.2	11.7%

Supply chain operating margin increased $2.2 million, or 3.4%, in the second quarter of 2021, and increased $2.5 million, or 2.1%, in the two fiscal quarters of 2021, primarily driven by higher volumes from increased store orders. As a percentage of supply chain revenues, the supply chain operating margin decreased 0.9 percentage points in the second quarter of 2021, and decreased 1.0 percentage point in the two fiscal quarters of 2021, primarily due to higher insurance, food and delivery costs, as well as higher depreciation and amortization expense as a result of the new supply chain facilities that were opened in fiscal 2020. These decreases in the supply chain operating margin as a percentage of revenues were partially offset by lower labor costs in the second quarter of 2021 as a result of higher sales leverage.

General and Administrative Expenses
General and administrative expenses increased $12.3 million, or 14.1%, in the second quarter of 2021, and increased $15.1 million, or 8.6%, in the two fiscal quarters of 2021, driven primarily by higher labor costs, including variable performance-based compensation and non-cash
equity-based compensation expense. These increases were partially offset by lower professional fees in both the second quarter and two fiscal quarters of 2021.
U.S. Franchise Advertising Expenses
U.S. franchise advertising expenses increased $10.9 million, or 10.3%, in the second quarter of 2021, and increased $26.4 million, or 13.1%, in the two fiscal quarters of 2021, consistent with the increase in U.S. franchise advertising revenues. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit
advertising fund is obligated to expend such revenues on advertising and these revenues cannot be used for general corporate purposes.
Other Income
Other income was $2.5 million in the two fiscal quarters of 2021, representing the unrealized gain recorded on the Company’s investment in Dash Brands (Note 6) resulting from the observable change in price from the valuation of the additional $40.0 million investment made in the first quarter of 2021.
Interest Expense, Net
Interest expense, net increased $6.7 million, or 17.2%, in the second quarter of 2021, and increased $7.6 million, or 9.8%, in the two fiscal quarters of 2021. These increases were driven by higher average borrowings resulting from our recapitalization transaction completed on April 16, 2021 (the “2021 Recapitalization”), offset in part by a lower weighted average borrowing rate in the second quarter and two fiscal quarters of 2021. In connection with the 2021 Recapitalization, we recorded approximately $2.3 million of incremental interest expense in the second quarter of 2021, primarily representing the expense for approximately $2.0 million of the remaining unamortized debt issuance costs associated with the 2017 five-year fixed rate notes and 2017 five-year floating rate notes, and approximately $0.3 million of additional interest expense incurred on the 2017 five-year fixed rate notes and 2017 five-year floating rate notes subsequent to the closing of the 2021 Recapitalization but prior to the repayment of the 2017 five-year fixed rate notes and 2017 five-year floating rate notes, resulting in the payment of interest on both the 2017 five-year fixed rate notes and 2017 five-year floating rate notes and the 2021 Notes (as defined below) for a short period of time.
The Company’s weighted average borrowing rate decreased to 3.8% in both the second quarter of 2021 and two fiscal quarters of 2021 from 3.9% in both the second quarter of 2020 and two fiscal quarters of 2020, resulting from the lower interest rates on the debt outstanding due to the 2021 Recapitalization.
Provision for Income Taxes
Income tax expense increased $22.7 million, or 388.6%, in the second quarter of 2021, and increased $58.9 million, or 3,865.2%, in the two fiscal quarters of 2021, due primarily to lower excess tax benefits on equity-based compensation, which are recorded as a reduction to the income tax provision, as well as higher pre-tax
income. The Company recognized $3.4 million in excess tax benefits in the second quarter of 2021 as compared to $23.0 million in the second quarter of 2020, and $4.3 million in excess tax benefits in the two fiscal quarters of 2021 as compared to $53.4 million in the two fiscal quarters of 2020. These decreases in excess tax benefits resulted from a significant decrease in stock options exercised in the second quarter and two fiscal quarters of 2021 as compared to the same periods in 2020. The effective tax rate increased to 19.6% during the second quarter of 2021 as compared to 4.7% in the second quarter of 2020. The effective tax rate increased to 20.5% during the two fiscal quarters of 2021 as compared to 0.6% in the two fiscal quarters of 2020.

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

	Second Quarter of 2021	Second Quarter of 2020	Two Fiscal Quarters of 2021	Two Fiscal Quarters of 2020
U.S. Stores	$111.8	$102.9	$219.3	$191.2
Supply Chain	58.6	56.9	111.1	108.3
International Franchise	56.4	36.4	110.8	79.9
Other	(9.6)	(12.6)	(15.7)	(20.7)
U.S. Stores
U.S. stores Segment Income increased $8.9 million, or 8.7%, in the second quarter of 2021, primarily due to the $13.7 million increase in U.S. franchise royalties and fees revenues, as discussed above. U.S. stores Segment Income increased $28.1 million, or 14.7%, in the two fiscal quarters of 2021, primarily due to the $33.5 million increase in U.S. franchise royalties and fees revenues as discussed above. U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income. The $2.2 million and $6.3 million increases in U.S. Company-owned store operating margins in the second quarter and two fiscal quarters of 2021 discussed above also contributed to the increases in U.S. stores Segment Income for the respective periods. These increases in U.S. stores Segment Income were partially offset by increased investments in technological initiatives for the respective periods.
Supply Chain
Supply chain Segment Income increased $1.7 million, or 3.0%, in the second quarter of 2021, primarily due to the $2.2 million increase in operating margin described above. Supply chain Segment Income increased $2.8 million, or 2.6%, in the two fiscal quarters of 2021, primarily due to the $2.5 million increase in operating margin described above.
International Franchise
International franchise Segment Income increased $20.0 million or 54.8%, in the second quarter of 2021, due primarily to the $21.6 million increase in international franchise royalties and fees revenues discussed above. The increase in international franchise Segment Income was partially offset by increased investments in technological initiatives in the second quarter of 2021. International franchise Segment Income increased $30.9 million, or 38.7%, in the two fiscal quarters of 2021, due primarily to the $30.9 million increase in international franchise royalties and fees revenues discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income.
Other
Other Segment Income increased $3.0 million, or 23.3%, in the second quarter of 2021, and increased $5.0 million, or 24.0%, in the two fiscal quarters of 2021, due primarily to higher corporate administrative costs allocated to our segments as compared to 2020, as well as lower professional fees. The increase in allocated costs in the second quarter and two fiscal quarters of 2021 was due primarily to higher investments in technological initiatives to support technology for our U.S. and international franchise stores. Higher labor costs, including variable performance-based compensation expense, partially offset the increases in other Segment Income.

Liquidity and Capital Resources
Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of June 20, 2021, we had working capital of $234.2 million, excluding restricted cash and cash equivalents of $184.7 million, advertising fund assets, restricted, of $165.1 million and advertising fund liabilities of $157.5 million. Working capital includes total unrestricted cash and cash equivalents of $292.1 million.
Our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes. During the second quarter and two fiscal quarters of 2021, we experienced increases in both U.S. and international same store sales versus the comparable periods in the prior year. Additionally, our U.S. and international businesses grew store counts in the second quarter and two fiscal quarters of 2021. These factors contributed to our continued ability to generate positive operating cash flows. As of June 20, 2021, we had a variable funding note facility which allowed for advances of up to $200.0 million of Series
2021-1
Variable Funding Senior Secured Notes,
Class A-1
Notes and certain other credit instruments, including letters of credit (the “2021 Variable Funding Notes”). The letters of credit are primarily related to our casualty insurance programs and certain supply chain center leases. As of June 20, 2021, we had no outstanding borrowings and $157.5 million of available borrowing capacity under our 2021 Variable Funding Notes, net of letters of credit issued of $42.5 million.
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
Restricted Cash
As of June 20, 2021, we had approximately $136.9 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $47.5 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.3 million of other restricted cash for a total of $184.7 million of restricted cash and cash equivalents. As of June 20, 2021, we also held $147.0 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s brand.
Long-Term Debt
As of June 20, 2021, we had approximately $5.08 billion of long-term debt, of which $54.8 million was classified as a current liability. As of June 20, 2021, our fixed rate notes from the recapitalizations we completed in 2021, 2019, 2018, 2017 and 2015 had original scheduled principal payments of $25.8 million in the remainder of 2021, $51.5 million in each of 2022, 2023 and 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031.
In accordance with our debt agreements, the payment of principal on the outstanding senior notes may be suspended if our leverage ratio is less than or equal to 5.0x total debt to adjusted EBITDA, as defined in the related agreements, and no catch-up
provisions are applicable. As of the fourth quarter of 2020, we had a leverage ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payment on our then-outstanding notes beginning in the first quarter of 2021. Accordingly, all principal amounts of our outstanding notes were classified as long-term debt in the consolidated balance sheet as of January 3, 2021. Subsequent to the closing of the 2021 Recapitalization, we had a leverage ratio of greater than 5.0x, and accordingly, resumed making the previously scheduled debt amortization payment on our outstanding notes beginning in the second quarter of 2021.

2021 Recapitalization
During the second quarter of 2021, on April 16, 2021 (the “closing date”), we completed the 2021 Recapitalization in which certain of our subsidiaries issued new notes pursuant to our asset-backed securitization structure. The new notes consist of $850.0 million Series
2021-1
2.662% Fixed Rate Senior Secured Notes,
Class A-2-I
with an anticipated term of 7.5 years (the “2021
A-2-I
Fixed Rate Notes”), and $1.0 billion Series
2021-1
3.151% Fixed Rate Senior Secured Notes,
Class A-2-II
with an anticipated term of 10 years (collectively with the 2021
A-2-I
Fixed Rate Notes, the “2021 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. As of June 20, 2021, the 2021 Notes had scheduled principal payments of $9.3 million in 2021, $18.5 million in each of 2022 through 2027, $804.8 million in 2028, $10.0 million in each of 2029 and 2030 and $905.0 million in 2031. Gross proceeds from the issuance of the 2021 Notes were $1.85 billion.
Concurrently, certain of our subsidiaries also issued the 2021 Variable Funding Notes, which allow for advances of up to $200.0 million of Series
2021-1
Variable Funding Senior Secured Notes,
Class A-1
Notes and certain other credit instruments, including letters of credit. The 2021 Variable Funding Notes were undrawn on the closing date. In connection with the issuance of our 2021 Variable Funding Notes, our previous variable funding note facility was canceled.
A portion of proceeds from the 2021 Recapitalization was used to repay the remaining $291.0 million in outstanding principal under our 2017 five-year floating rate notes and $582.0 million in outstanding principal under our 2017 five-year fixed rate notes. The proceeds were also used to pre-fund
a portion of the interest payable on the 2021 Notes and pay transaction fees and expenses. In connection with the repayment of the 2017 five-year floating rate notes and 2017 five-year fixed rate notes, we expensed approximately $2.0 million for the remaining unamortized debt issuance costs associated with these notes. Additionally, in connection with the 2021 Recapitalization, we capitalized $14.9 million of debt issuance costs, which are being amortized into interest expense over the 7.5 and
10-year
expected terms of the 2021 Notes. We used the remaining proceeds for general corporate purposes, which primarily included a $1.0 billion accelerated share repurchase agreement (the “ASR Agreement”) with a counterparty. The ASR Agreement is described in additional detail below.
Share Repurchase Programs
Our share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our variable funding notes.
During the first quarter of 2021, we repurchased and retired 65,870 shares of our common stock in open market repurchases under our Board of Directors-approved share repurchase program for a total of approximately $25.0 million. Our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of our common stock on February 24, 2021.
On April 30, 2021, we entered into the ASR Agreement. Pursuant to the terms of the ASR Agreement, on May 3, 2021, we used a portion of the proceeds from the 2021 Recapitalization to pay the counterparty $1.0 billion in cash and received and retired 2,012,596 shares of our common stock. Final settlement of the ASR Agreement occurred on July 21, 2021. In connection with the ASR Agreement, we received and retired a total of 2,250,786 shares of our common stock at an average price of $444.29, including the 2,012,596 shares of our common stock received and retired during the second quarter of 2021.
Subsequent to the end of the second quarter, on July 20, 2021, our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of our common stock. This repurchase program replaces our previously approved $1.0 billion share repurchase program, which was fully utilized in connection with the ASR Agreement.
Dividends
On April 27, 2021, our Board of Directors declared a $0.94 per share quarterly dividend on our outstanding common stock for shareholders of record as of June 15, 2021, which was paid on June 30, 2021. We had approximately $35.5 million accrued for common stock dividends at June 20, 2021.
Subsequent to the end of the second quarter, on July 20, 2021, our Board of Directors declared a $0.94 per share quarterly dividend on our outstanding common stock for shareholders of record as of September 15, 2021, to be paid on September 30, 2021.

Sources and Uses of Cash
The following table illustrates the main components of our cash flows:

(In millions)	Two Fiscal Quarters of 2021	Two Fiscal Quarters of 2020
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$295.4	$211.8
Net cash used in investing activities	(72.9)	(74.2)
Net cash used in financing activities	(101.2)	(50.9)
Exchange rate changes	0.3	(0.3)

Change in cash and cash equivalents, restricted cash and cash equivalents	$121.6	$86.4

Operating Activities
Cash provided by operating activities increased $83.6 million in the two fiscal quarters of 2021 primarily due to the positive impact of changes in operating assets and liabilities of $51.5 million. The positive impact of changes in operating assets and liabilities was primarily related to the timing of collections on accounts receivable and payments for accrued liabilities in 2021 as compared to 2020. The increase in cash provided by operating activities was also due to a $30.6 million positive impact of changes in advertising fund assets and liabilities, restricted, in 2021 as compared to 2020 due to the receipt of advertising contributions outpacing payments for advertising activities.
Investing Activities
Cash used in investing activities was $72.9 million in the two fiscal quarters of 2021, which primarily consisted of an additional investment in Dash Brands (Note 6) of $40.0 million and $33.2 million of capital expenditures (driven primarily by investments in technological initiatives, supply chain centers and corporate store operations).
Financing Activities
Cash used in financing activities was $101.2 million in the two fiscal quarters of 2021, primarily related to the repurchase of approximately $1.025 billion in common stock under our Board of Directors-approved share repurchase program (including $1.0 billion under the ASR Agreement), repayments of long-term debt and finance lease obligations of $882.5 million, dividend payments of $36.4 million and cash paid for financing costs as part of the 2021 Recapitalization of $14.9 million. Of the total amount of repayments of long-term debt and finance lease obligations, $873.0 million represents the repayment of the remaining principal under our then-outstanding 2017 five-year floating rate notes and 2017 five-year fixed rate notes as part of the 2021 Recapitalization. These uses of cash were partially offset by proceeds from our 2021 Recapitalization of $1.85 billion and proceeds from the exercise of stock options of $9.0 million.
Critical Accounting Policies and Estimates
For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2020 Form
10-K.
The Company considers its most significant accounting policies and estimates to be revenue recognition, long-lived assets, insurance and legal matters, share-based payments and income taxes. There have been no material changes to the Company’s critical accounting policies and estimates since January 3, 2021.

Forward-Looking Statements
This filing contains various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “may,” “will,” “plans,” “predicts,” “projects,” “seeks,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, our anticipated profitability, estimates in same store sales growth, the growth of our U.S. and international business, our ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our expectations are more fully described under the section headed “Risk Factors” in this filing and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our 2020 Form
10-K.
Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our substantial increased indebtedness as a result of our recapitalization transactions and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future; the impact a downgrade in our credit rating may have on our business, financial condition and results of operations; our future financial performance and our ability to pay principal and interest on our indebtedness; our ability to manage difficulties associated with or related to the
COVID-19
pandemic and the effects of
COVID-19
on our business and supply chain; the effectiveness of our advertising, operations and promotional initiatives; the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry, including the food service and food delivery markets; the impact of social media and other consumer-oriented technologies on our business, brand and reputation; the impact of new or improved technologies and alternative methods of delivery on consumer behavior; new product, digital ordering and concept developments by us, and other food-industry competitors; our ability to maintain good relationships with and attract new franchisees, and franchisees’ ability to successfully manage their operations without negatively impacting our royalty payments and fees or our brand’s reputation; our ability to successfully implement cost-saving strategies; our ability and that of our franchisees to successfully operate in the current and future credit environment; changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; changes in operating expenses resulting from changes in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness, health epidemics or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate; changes in foreign currency exchange rates; changes in income tax rates; our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel; our ability to find and/or retain suitable real estate for our stores and supply chain centers; changes in government legislation and regulations, including changes in laws and regulations regarding information privacy, payment methods consumer protection and social media; adverse legal judgments or settlements; food-borne illness or contamination of products; data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees; the effect of war, terrorism, catastrophic events or climate change; our ability to pay dividends and repurchase shares; changes in consumer tastes, spending and traffic patterns and demographic trends; actions by activist investors; changes in accounting policies; and adequacy of our insurance coverage. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. All forward-looking statements speak only as of the date of this filing and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or other applicable law, we will not undertake, and specifically disclaim, any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this filing, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on the forward-looking statements included in this filing or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes and, at June 20, 2021, we are exposed to interest rate risk on borrowings under our variable funding notes. As of June 20, 2021, we had no outstanding borrowings under our 2021 Variable Funding Notes.
Our 2021 Variable Funding Notes bear interest at fluctuating interest rates based on LIBOR. There is currently uncertainty around whether LIBOR will continue to exist after 2023. Our 2021 Variable Funding Notes loan documents contemplate a transition from LIBOR to secured overnight financing rate (“SOFR”) in the event that LIBOR ceases to exist. Because the composition and characteristics of SOFR are not the same as those of LIBOR, in such event, there can be no assurance that SOFR will perform the same way LIBOR would have at any given time or for any applicable period. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.
We are exposed to market risks from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. We may periodically enter into financial instruments to manage this risk, although we have not done so historically. We do not engage in speculative transactions or hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled
and are accounted for as normal purchases.
We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.7% of our total revenues in the second quarter of 2021, approximately 6.8% of our total revenues in the two fiscal quarters of 2021, approximately 5.2% of our total revenues in the second quarter of 2020 and approximately 5.9% of our total revenues in the two fiscal quarters of 2020 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $12.1 million in the two fiscal quarters of 2021.
Item 4. Controls and Procedures.
Management, with the participation of the Company’s Chief Executive Officer (who is also serving as the Company’s interim principal financial officer), Richard E. Allison, Jr., performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in
Rules 13a-15(e) and 15d-15(e) under
the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Mr. Allison concluded that the Company’s disclosure controls and procedures were effective.
During the quarterly period ended June 20, 2021, there were no changes in the Company’s internal control over financial reporting as defined in
Rules 13a-15(f) and 15d-15(f) that
have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
There have been no material changes with respect to those risk factors previously disclosed in Item 1A “Risk Factors” in Part I of our 2020 Form
10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program (2)		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
Period #4 (March 29, 2021 to April 25, 2021)	1,017		$373.78		—		$1,000,000
Period #5 (April 26, 2021 to May 23, 2021)	2,013,806	(2)	434.73	(3)	2,012,596	(2)	—
Period #6 (May 24, 2021 to June 20, 2021)	945		427.25		—		—

Total	2,015,768		$412.96		2,012,596		$—

(1)
3,172 shares in the second quarter of 2021 were purchased as part of the Company’s employee stock payroll deduction plan. During the second quarter, the shares were purchased at an average price of $412.96.

(2)	On February 24, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company’s common stock.
On April 30, 2021, the Company entered into the ASR Agreement. Pursuant to the terms of the ASR Agreement, on May 3, 2021, the Company received and retired 2,012,596 shares of its common stock. Final settlement of the ASR Agreement occurred on July 21, 2021. In connection with the ASR Agreement, the Company received and retired a total of 2,250,786 shares of its common stock at an average price of $444.29, including the 2,012,596 shares of its common stock received and retired during the second quarter of 2021.
Subsequent to the end of the second quarter, on July 20, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. This repurchase program replaces the Company’s previously approved $1.0 billion share repurchase program that was authorized by the Company’s Board of Directors on February 24, 2021 which was fully utilized in connection with the ASR Agreement.
Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

(3)
The average price paid per share of $434.73 for Period #5 (April 26, 2021 to May 23, 2021) excludes the average price paid per share for shares purchased under the ASR Agreement. Because the total number of shares ultimately delivered was not determined until the end of the applicable purchase period in the third quarter of 2021, the average purchase price per share was not determinable until July 21, 2021, subsequent to the end of the second quarter.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

4.1	Sixth Supplement to the Amended and Restated Base Indenture, dated as of April 16, 2021, by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 20, 2021 (the “April 2021 8-K”)).

4.2	Supplemental Indenture, dated April 16, 2021, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer of Series 2021-1 2.662% Fixed Rate Senior Secured Notes, Class A-2-I and Series 2021-1 3.151% Fixed Rate Senior Secured Notes, Class A-2-II, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.2 to the April 2021 8-K).

10.1	Form of 2021 Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.

10.3	Form of Restricted Stock Unit Award Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.

10.4	Purchase Agreement, dated April 8, 2021, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, the Company and Domino’s Inc., as parent companies, and Guggenheim Securities, LLC and Barclays Capital Inc., as initial purchasers (Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on April 9, 2021).

10.5	Class A-1 Note Purchase Agreement, dated April 16, 2021, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Rabobank U.A., New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (Incorporated by reference to Exhibit 10.1 to the April 2021 8-K).

10.6	Amendment No. 3 to Amended and Restated Management Agreement, dated as of April 16, 2021, among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s SPV Guarantor LLC, Domino’s Pizza LLC, as manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the April 2021 8-K).

10.7	Amendment No. 2 to Parent Company Support Agreement dated April 16, 2021 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.3 to the April 2021 8-K).

10.8	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated April 30, 2021 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 3, 2021).

10.9	Separation Agreement dated as of May 19, 2021 between Domino’s Pizza LLC and Stuart A. Levy.

31.1	Certification by Richard E. Allison, Jr. pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.1	Certification by Richard E. Allison, Jr. pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DOMINO’S PIZZA, INC. (Registrant)

Date: July 22, 2021	/s/ Richard E. Allison, Jr.
Richard E. Allison, Jr.
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)