Form 10-Q
period 2021-09-12
DOMINOS PIZZA INC
filed 2021-10-14
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 12, 2021

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

As of October 7, 2021, Domino’s Pizza, Inc. had 36,386,777 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) – As of September 12, 2021 and January 3, 2021	3

	Condensed Consolidated Statements of Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 12, 2021 and September 6, 2020	4

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 12, 2021 and September 6, 2020	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) –Three fiscal quarters ended September 12, 2021 and September 6, 2020	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 12, 2021	January 3, 2021 (1)
Assets
Current assets:
Cash and cash equivalents	$295,352	$168,821
Restricted cash and cash equivalents	206,274	217,453
Accounts receivable, net	238,906	244,560
Inventories	64,563	66,683
Prepaid expenses and other	34,094	24,169
Advertising fund assets, restricted	186,807	147,698
Total current assets	1,025,996	869,384
Property, plant and equipment:
Land and buildings	95,111	88,063
Leasehold and other improvements	189,499	186,456
Equipment	309,811	292,456
Construction in progress	10,289	13,014
	604,710	579,989
Accumulated depreciation and amortization	(311,335)	(282,625)
Property, plant and equipment, net	293,375	297,364
Other assets:
Operating lease right-of-use assets	218,172	228,268
Goodwill	15,034	15,061
Capitalized software, net	91,371	81,306
Investments	82,500	40,000
Other assets	36,324	33,881
Deferred income taxes	1,584	1,904
Total other assets	444,985	400,420
Total assets	$1,764,356	$1,567,168
Liabilities and stockholders' deficit
Current liabilities:
Current portion of long-term debt	$54,846	$2,855
Accounts payable	111,780	94,499
Operating lease liabilities	37,093	35,861
Insurance reserves	27,900	26,377
Dividends payable	35,066	729
Advertising fund liabilities	178,539	141,175
Other accrued liabilities	151,130	169,323
Total current liabilities	596,354	470,819
Long-term liabilities:
Long-term debt, less current portion	5,014,705	4,116,018
Operating lease liabilities	193,024	202,268
Insurance reserves	40,218	37,125
Other accrued liabilities	36,958	35,244
Deferred income taxes	10,610	6,099
Total long-term liabilities	5,295,515	4,396,754
Stockholders' deficit:
Common stock	366	389
Additional paid-in capital	115	5,122
Retained deficit	(4,125,582)	(3,303,492)
Accumulated other comprehensive loss	(2,412)	(2,424)
Total stockholders' deficit	(4,127,513)	(3,300,405)
Total liabilities and stockholders' deficit	$1,764,356	$1,567,168

(1) The condensed consolidated balance sheet at January 3, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 12,	September 6,	September 12,	September 6,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues:
U.S. Company-owned stores	$108,416	$113,254	$337,749	$329,820
U.S. franchise royalties and fees	121,624	118,054	372,946	335,898
Supply chain	588,819	573,661	1,760,119	1,625,502
International franchise royalties and fees	70,553	54,602	207,068	160,202
U.S. franchise advertising	108,578	108,148	336,278	309,422
Total revenues	997,990	967,719	3,014,160	2,760,844
Cost of sales:
U.S. Company-owned stores	86,932	90,788	260,693	258,007
Supply chain	525,858	514,950	1,571,426	1,443,608
Total cost of sales	612,790	605,738	1,832,119	1,701,615
Operating margin	385,200	361,981	1,182,041	1,059,229
General and administrative	96,342	91,652	288,043	268,209
U.S. franchise advertising	108,578	108,148	336,278	309,422
Income from operations	180,280	162,181	557,720	481,598
Other income	—	—	2,500	—
Interest income	48	197	138	1,769
Interest expense	(45,523)	(38,605)	(130,822)	(117,802)
Income before provision for income taxes	134,805	123,773	429,536	365,565
Provision for income taxes	14,403	24,644	74,754	26,166
Net income	$120,402	$99,129	$354,782	$339,399
Earnings per share:
Common stock - basic	$3.29	$2.53	$9.43	$8.70
Common stock - diluted	3.24	2.49	9.30	8.54

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 12,	September 6,	September 12,	September 6,
(In thousands)	2021	2020	2021	2020
Net income	$120,402	$99,129	$354,782	$339,399
Currency translation adjustment	(404)	1,113	12	320
Comprehensive income	$119,998	$100,242	$354,794	$339,719

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
	September 12,	September 6,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$354,782	$339,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,219	44,116
Loss on sale/disposal of assets	493	1,530
Amortization of debt issuance costs	5,770	3,853
Provision for deferred income taxes	4,831	3,681
Non-cash equity-based compensation expense	19,453	14,934
Excess tax benefits from equity-based compensation	(18,258)	(56,862)
Provision for losses on accounts and notes receivable	532	1,536
Unrealized gain on investments	(2,500)	—
Changes in operating assets and liabilities	20,212	(14,146)
Changes in advertising fund assets and liabilities, restricted	49,067	32,358
Net cash provided by operating activities	484,601	370,399
Cash flows from investing activities:
Capital expenditures	(50,652)	(51,163)
Purchase of investments	(40,000)	(40,000)
Other	306	94
Net cash used in investing activities	(90,346)	(91,069)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,850,000	158,000
Repayments of long-term debt and finance lease obligations	(896,193)	(190,843)
Proceeds from exercise of stock options	15,948	26,526
Purchases of common stock	(1,104,687)	(79,590)
Tax payments for restricted stock upon vesting	(6,817)	(6,584)
Payments of common stock dividends and equivalents	(71,218)	(61,093)
Cash paid for financing costs	(14,938)	—
Other	(244)	—
Net cash used in financing activities	(228,149)	(153,584)
Effect of exchange rate changes on cash	58	243
Change in cash and cash equivalents, restricted cash and cash equivalents	166,164	125,989

Cash and cash equivalents, beginning of period	168,821	190,615
Restricted cash and cash equivalents, beginning of period	217,453	209,269
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	115,872	84,040
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	502,146	483,924

Cash and cash equivalents, end of period	295,352	330,719
Restricted cash and cash equivalents, end of period	206,274	160,330
Cash and cash equivalents included in advertising fund assets, restricted, end of period	166,684	118,864
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$668,310	$609,913

The accompanying notes are an integral part of these condensed consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 12, 2021

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended September 12, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2022.

2. Segment Information

The following tables summarize revenues and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which the Company refers to as Segment Income, for each of its reportable segments. Intersegment revenues are comprised of sales of food, equipment and supplies from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income below primarily includes corporate administrative costs that are not allocable to a reportable segment, including labor, computer expenses, professional fees, travel and entertainment, rent, insurance and other corporate administrative costs.

	Fiscal Quarters Ended September 12, 2021 and September 6, 2020
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2021	$338,618	$619,840	$70,553	$(31,021)	$—	$997,990
2020	339,456	605,481	54,602	(31,820)	—	967,719
Segment Income
2021	$101,968	$53,579	$57,311	N/A	$(10,010)	$202,848
2020	101,513	51,114	44,461	N/A	(13,689)	183,399

	Three Fiscal Quarters Ended September 12, 2021 and September 6, 2020
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2021	$1,046,973	$1,854,609	$207,068	$(94,490)	$—	$3,014,160
2020	975,140	1,717,225	160,202	(91,723)	—	2,760,844
Segment Income
2021	$321,252	$164,723	$168,145	N/A	$(25,726)	$628,394
2020	292,724	159,455	124,375	N/A	(34,376)	542,178

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 12,	September 6,	September 12,	September 6,
	2021	2020	2021	2020
Total Segment Income	$202,848	$183,399	$628,394	$542,178
Depreciation and amortization	(16,578)	(15,327)	(50,219)	(44,116)
Loss on sale/disposal of assets	(37)	(986)	(493)	(1,530)
Non-cash equity-based compensation expense	(5,953)	(4,905)	(19,453)	(14,934)
Recapitalization-related expenses	—	—	(509)	—
Income from operations	180,280	162,181	557,720	481,598
Other income	—	—	2,500	—
Interest income	48	197	138	1,769
Interest expense	(45,523)	(38,605)	(130,822)	(117,802)
Income before provision for income taxes	$134,805	$123,773	$429,536	$365,565

3. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 12,	September 6,	September 12,	September 6,
	2021	2020	2021	2020
Net income available to common stockholders - basic and diluted	$120,402	$99,129	$354,782	$339,399
Basic weighted average number of shares	36,627,660	39,246,231	37,639,418	38,990,149
Earnings per share – basic	$3.29	$2.53	$9.43	$8.70
Diluted weighted average number of shares	37,130,209	39,791,805	38,144,509	39,724,289
Earnings per share – diluted	$3.24	$2.49	$9.30	$8.54

The denominators used in calculating diluted earnings per share for the third quarter and three fiscal quarters of 2021 did not include 625 and 80,103 options to purchase common stock, respectively, as the effect of including these options would have been anti-dilutive. The denominator used in calculating diluted earnings per share for the three fiscal quarters of 2021 did not include 5,641 restricted stock units, as the effect of including these units would have been anti-dilutive. The denominators used in calculating diluted earnings per share for the third quarter and three fiscal quarters of 2021 each did not include 62,131 restricted performance shares, as the performance targets for these awards had not yet been met.

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

4. Stockholders’ Deficit

The following table summarizes changes in stockholders’ deficit for the third quarter of 2021.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at June 20, 2021	36,853,571	$369	$7,771	$(4,146,702)	$(2,008)
Net income	—	—	—	120,402	—
Dividends declared on common stock and equivalents ($0.94 per share)	—	—	—	(34,400)	—
Issuance and cancellation of stock awards, net	938	—	—	—	—
Tax payments for restricted stock upon vesting	(11,918)	—	(5,730)	—	—
Purchases of common stock	(391,007)	(4)	(14,801)	(64,882)	—
Exercise of stock options	113,903	1	6,922	—	—
Non-cash equity-based compensation expense	—	—	5,953	—	—
Currency translation adjustment	—	—	—	—	(404)
Balance at September 12, 2021	36,565,487	$366	$115	$(4,125,582)	$(2,412)

The following table summarizes changes in stockholders’ deficit for the three fiscal quarters of 2021.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 3, 2021	38,868,350	$389	$5,122	$(3,303,492)	$(2,424)
Net income	—	—	—	354,782	—
Dividends declared on common stock and equivalents ($2.82 per share)	—	—	—	(105,555)	—
Issuance and cancellation of stock awards, net	(980)	—	—	—	—
Tax payments for restricted stock upon vesting	(14,819)	—	(6,817)	—	—
Purchases of common stock	(2,469,473)	(25)	(33,345)	(1,071,317)	—
Exercise of stock options	182,409	2	15,946	—	—
Non-cash equity-based compensation expense	—	—	19,453	—	—
Other	—	—	(244)	—	—
Currency translation adjustment	—	—	—	—	12
Balance at September 12, 2021	36,565,487	$366	$115	$(4,125,582)	$(2,412)

On April 30, 2021, the Company entered into a $1.0 billion accelerated share repurchase agreement (the “ASR Agreement”) with a counterparty. Refer to Note 5 for additional information related to this transaction.

On July 20, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. This repurchase program replaced the Company’s previously approved $1.0 billion share repurchase program, which was fully utilized in connection with the ASR Agreement. During the third quarter of 2021, the Company repurchased and retired 391,007 shares of its common stock, including 238,190 shares received at settlement of the ASR Agreement and 152,817 shares of its common stock under this Board of Directors-approved share repurchase program for a total of approximately $79.7 million. During the three fiscal quarters of 2021, the Company repurchased and retired 2,469,473 shares of its common stock, including the 2,250,786 shares of common stock repurchased under the ASR Agreement and 218,687 shares of common stock repurchased under the Company's Board of Directors-approved share repurchase program for a total of approximately $1.1 billion. As of September 12, 2021, the end of the third quarter, the Company had a total remaining authorized amount for share repurchases of approximately $920.3 million. Subsequent to the end of the third quarter and through October 12, 2021, the Company repurchased and retired an additional 205,145 shares of common stock for a total of approximately $100.1 million.

Subsequent to the end of the third quarter, on October 12, 2021, the Company’s Board of Directors declared a $0.94 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 15, 2021, to be paid on December 30, 2021.

The following table summarizes changes in stockholders’ deficit for the third quarter of 2020.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at June 14, 2020	39,347,213	$393	$32,251	$(3,311,015)	$(4,535)
Net income	—	—	—	99,129	—
Dividends declared on common stock and equivalents ($0.78 per share)	—	—	—	(30,741)	—
Issuance and cancellation of stock awards, net	32,676	1	—	—	—
Tax payments for restricted stock upon vesting	(12,195)	—	(4,757)	—	—
Exercise of stock options	24,781	—	1,725	—	—
Non-cash equity-based compensation expense	—	—	4,905	—	—
Currency translation adjustment	—	—	—	—	1,113
Balance at September 6, 2020	39,392,475	$394	$34,124	$(3,242,627)	$(3,422)

The following table summarizes changes in stockholders’ deficit for the three fiscal quarters of 2020.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 29, 2019	38,934,009	$389	$243	$(3,412,649)	$(3,742)
Net income	—	—	—	339,399	—
Dividends declared on common stock and equivalents ($2.34 per share)	—	—	—	(91,880)	—
Issuance and cancellation of stock awards, net	38,389	1	—	—	—
Tax payments for restricted stock upon vesting	(18,215)	—	(6,584)	—	—
Purchases of common stock	(271,064)	(3)	(988)	(78,599)	—
Exercise of stock options	709,356	7	26,519	—	—
Non-cash equity-based compensation expense	—	—	14,934	—	—
Adoption of credit losses standard	—	—	—	1,102	—
Currency translation adjustment	—	—	—	—	320
Balance at September 6, 2020	39,392,475	$394	$34,124	$(3,242,627)	$(3,422)

5. Recapitalization

On April 16, 2021 (the “closing date”), the Company completed a recapitalization transaction (the “2021 Recapitalization”) in which certain of the Company’s subsidiaries issued new notes pursuant to an asset-backed securitization. The new notes consist of $850.0 million Series 2021-1 2.662% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated term of 7.5 years (the “2021 A-2-I Fixed Rate Notes”) and $1.0 billion Series 2021-1 3.151% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of 10 years (collectively with the 2021 A-2-I Fixed Rate Notes, the “2021 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. As of September 12, 2021, the 2021 Notes had scheduled principal payments of $4.6 million in 2021, $18.5 million in each of 2022 through 2027, $804.8 million in 2028, $10.0 million in each of 2029 and 2030 and $905.0 million in 2031. Gross proceeds from the issuance of the 2021 Notes were $1.85 billion.

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

As of the fourth quarter of 2020, the Company had a leverage ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payment for its then-outstanding notes beginning in the first quarter of 2021. Accordingly, all principal amounts of the Company’s outstanding notes were classified as long-term debt in the condensed consolidated balance sheet as of January 3, 2021. Subsequent to the closing of the 2021 Recapitalization, the Company had a leverage ratio of greater than 5.0x and, accordingly, the Company resumed making the scheduled amortization payments on its notes in the second quarter of 2021.

On April 30, 2021, the Company entered into the $1.0 billion ASR Agreement. Pursuant to the terms of the ASR Agreement, on May 3, 2021, the Company used a portion of the proceeds from the 2021 Recapitalization to pay the counterparty $1.0 billion in cash and received and retired 2,012,596 shares of its common stock. Final settlement of the ASR Agreement occurred on July 21, 2021. In connection with the ASR Agreement, the Company received and retired a total of 2,250,786 shares of its common stock at an average price of $444.29.

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

The following tables summarize the carrying amounts and fair values of certain assets at September 12, 2021 and January 3, 2021:

	At September 12, 2021
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$247,009	$247,009	$—	$—
Restricted cash equivalents	131,725	131,725	—	—
Investments in marketable securities	15,103	15,103	—	—
Advertising fund cash equivalents, restricted	151,763	151,763	—	—
Investments	82,500	—	—	82,500

	At January 3, 2021
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$151,502	$151,502	$—	$—
Restricted cash equivalents	126,595	126,595	—	—
Investments in marketable securities	13,251	13,251	—	—
Advertising fund cash equivalents, restricted	104,197	104,197	—	—
Investments	40,000	—	—	40,000

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

In the first quarter of 2021, the Company invested an additional $40.0 million in Dash Brands based on Dash Brands’ achievement of certain pre-established performance conditions. In the first quarter of 2021, the Company recorded a positive adjustment of $2.5 million to the original carrying amount of $40.0 million resulting from the observable change in price from the valuation of the additional investment. This amount was recorded in other income in the Company’s condensed consolidated statements of income. The Company did not record any adjustments to the carrying amount of $82.5 million in the second or third quarter of 2021.

The following table summarizes the reconciliation of the carrying amount of the Company’s investment in Dash Brands from the opening balance at January 3, 2021 to the closing balance at September 12, 2021.

	Three Fiscal Quarters of 2021
	Carrying Amount			Carrying Amount
	January 3,		Unrealized	September 12,
	2021	Purchases	Gain	2021
Investments	$40,000	$40,000	$2,500	$82,500

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

Management estimated the approximate fair values of the 2015 fixed rate notes, the 2017 fixed and floating rate notes, the 2018 fixed rate notes, the 2019 fixed rate notes and the 2021 fixed rate notes as follows:

	September 12, 2021		January 3, 2021
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Fixed Rate Notes	$762,000	$794,766	$766,000	$809,662
2017 Five-Year Fixed Rate Notes	—	—	582,000	582,582
2017 Ten-Year Fixed Rate Notes	965,000	1,028,690	970,000	1,035,960
2017 Five-Year Floating Rate Notes	—	—	291,000	291,000
2018 7.5-Year Fixed Rate Notes	413,313	429,018	415,438	437,456
2018 9.25-Year Fixed Rate Notes	389,000	420,898	391,000	422,280
2019 Ten-Year Fixed Rate Notes	664,875	715,406	668,250	712,355
2021 7.5-Year Fixed Rate Notes	847,875	880,094	—	—
2021 Ten-Year Fixed Rate Notes	997,500	1,053,360	—	—

The Company did not have any outstanding borrowings under its variable funding notes at September 12, 2021 or January 3, 2021.

7. Revenue Disclosures

Contract Liabilities

Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $4.8 million and $4.1 million were included in current other accrued liabilities as of September 12, 2021 and January 3, 2021, respectively. Deferred franchise fees and deferred development fees of $15.1 million and $15.0 million were included in long-term other accrued liabilities as of September 12, 2021 and January 3, 2021, respectively.

Changes in deferred franchise fees and deferred development fees for the three fiscal quarters of 2021 and the three fiscal quarters of 2020 were as follows:

	Three Fiscal Quarters Ended
	September 12,	September 6,
	2021	2020
Deferred franchise fees and deferred development fees at beginning of period	$19,090	$20,463
Revenue recognized during the period	(3,944)	(4,302)
New deferrals due to cash received and other	4,784	3,937
Deferred franchise fees and deferred development fees at end of period	$19,930	$20,098

Advertising Fund Assets

As of September 12, 2021, advertising fund assets, restricted of $186.8 million consisted of $166.7 million of cash and cash equivalents, $18.7 million of accounts receivable and $1.4 million of prepaid expenses. As of September 12, 2021, advertising fund cash and cash equivalents included $8.3 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

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

The components of operating and finance lease cost for the third quarter and three fiscal quarters of 2021 and the third quarter and three fiscal quarters of 2020 were as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 12,	September 6,	September 12,	September 6,
	2021	2020	2021	2020
Operating lease cost	$10,451	$10,267	$31,201	$30,099
Finance lease cost:
Amortization of right-of-use assets	1,022	548	2,944	1,248
Interest on lease liabilities	1,050	794	2,798	2,066
Total finance lease cost	$2,072	$1,342	$5,742	$3,314

Rent expense totaled $18.3 million and $54.4 million in the third quarter and three fiscal quarters of 2021, respectively. Rent expense totaled $17.4 million and $50.0 million in the third quarter and three fiscal quarters of 2020, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Variable rent expense and rent expense for short-term leases were immaterial for the third quarter and three fiscal quarters of 2021 and 2020, respectively.

Supplemental balance sheet information related to the Company’s finance leases as of September 12, 2021 and January 3, 2021 was as follows:

	September 12,	January 3,
	2021	2021
Land and buildings	$74,085	$68,084
Accumulated depreciation and amortization	(12,991)	(10,049)
Finance lease assets, net	$61,094	$58,035

Current portion of long-term debt	$3,346	$2,855
Long-term debt, less current portion	61,180	57,700
Total principal payable on finance leases	$64,526	$60,555

As of September 12, 2021 and January 3, 2021, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	September 12, 2021		January 3, 2021
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Weighted average remaining lease term	7 years	15 years	7 years	16 years
Weighted average discount rate	3.7%	6.5%	3.7%	6.8%

Supplemental cash flow information related to leases for the third quarter and three fiscal quarters of 2021 and the third quarter and three fiscal quarters of 2020 were as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 12,	September 6,	September 12,	September 6,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,236	$9,288	$29,528	$29,455
Operating cash flows from finance leases	1,050	794	2,798	2,066
Financing cash flows from finance leases	771	348	2,068	1,388
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7,785	10,719	19,138	26,297
Finance leases	390	1,717	6,050	20,463

Maturities of lease liabilities as of September 12, 2021 were as follows:

	Operating	Finance
	Leases	Leases
2021	$16,203	$2,394
2022	44,458	7,197
2023	39,019	6,759
2024	37,769	7,216
2025	31,375	7,018
Thereafter	92,261	74,509
Total future minimum rental commitments	261,085	105,093
Less – amounts representing interest	(30,968)	(40,567)
Total lease liabilities	$230,117	$64,526

As of September 12, 2021, the Company has additional leases for one supply chain center and certain supply chain tractors and trailers that had not yet commenced with estimated future minimum rental commitments of approximately $66.6 million. These leases are expected to commence in 2021 and 2022 with lease terms of up to 16 years. These undiscounted amounts are not included in the table above.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $10.3 million and $12.6 million as of September 12, 2021 and January 3, 2021, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

9. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $4.0 million at September 12, 2021 and $4.3 million at January 3, 2021. The Company also had less than $0.1 million of non-cash investing activities related to lease incentives in the three fiscal quarters of 2021.

10. Equity Incentive Plans

The Company’s current equity incentive plan, named the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”), benefits certain of the Company’s employees and members of the Company’s Board of Directors. In the three fiscal quarters of 2021, the Company granted non-qualified stock options, restricted stock awards, restricted stock units and performance-based restricted stock units to certain employees and members of its Board of Directors under the 2004 Equity Incentive Plan. As a result of the changes to the characteristics and types of awards granted to date in 2021 under the 2004 Equity Incentive Plan, the Company has included disclosure of the nature and terms of these awards granted in the three fiscal quarters of 2021, as well as the methods used to estimate their fair values below.

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

Other Equity-Based Compensation Arrangements

Restricted stock awards granted to members of the Company’s Board of Directors in fiscal 2021 were granted with a fair value equal to the market price of the Company’s common stock on the grant date and vest one year from the date of grant, generally subject to the director’s continued service. These awards also contain provisions for accelerated vesting upon the retirement eligibility of holders that have achieved specified service and age requirements.

Restricted stock units granted in fiscal 2021 were granted with a fair value equal to the market price of the Company’s common stock on the grant date. These restricted stock units are separated into two or three tranches and have time-based ratable vesting conditions with the last tranche of the award vesting three years from the grant date, generally subject to the holder’s continued employment. These awards generally also contain provisions for accelerated vesting upon the retirement eligibility of holders that have achieved specified service and age requirements.

Performance-based restricted stock units granted in fiscal 2021 were granted with a fair value equal to the market price of the Company’s common stock on the grant date, adjusted for the estimated fair value of the market condition included in the award. These performance-based restricted stock units may vest three years from the date of grant, generally subject to the holder’s continued employment, and have time and performance-based vesting conditions which provide for potential payouts of the target award amount between zero percent and two hundred percent, based on the Company’s three-year cumulative achievement as compared to the specified target performance conditions. The performance-based restricted stock units also include provisions for a potential modifier (upward or downward) based on the Company’s cumulative three-year common stock performance relative to that of a pre-established peer group. These awards also contain provisions for accelerated vesting of the time-based vesting condition upon the retirement eligibility of holders that have achieved specified service and age requirements. Management estimated the fair value of each performance-based restricted stock unit using a Monte-Carlo simulation pricing method. The risk-free interest rate is based on the estimated expected life and is estimated based on U.S. Treasury Bond rates as of the grant date. The Monte-Carlo simulation also includes assumptions for expected volatility based principally on the historical volatility of the Company’s share price, as well as the correlation of the Company’s share price as compared to that of the pre-established peer group.

11. New Accounting Pronouncements

Recently Adopted Accounting Standard

Accounting Standards Update (“ASU”) 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740)

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 was effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company adopted this accounting standard in the first quarter of 2021, and it did not have a material impact on its condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

The Company has considered all new accounting standards issued by the FASB. The Company has not yet completed its assessment of the following standard.

ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. Subsequent to the closing of the 2021 Recapitalization, the Company’s 2021 Variable Funding Notes bear interest at fluctuating interest rates based on LIBOR. However, the associated loan documents contemplate a transition from LIBOR to secured overnight financing rate (“SOFR”) in the event that LIBOR ceases to exist. If the Company further needs to renegotiate its loan documents, the Company cannot predict what alternative index would be negotiated with its lenders. ASU 2020-04 may currently be adopted and may be applied prospectively to contract modifications made on or before December 31, 2022. The Company is currently assessing the impact of adopting this standard but does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2021 and 2020 third quarters referenced herein represent the twelve-week periods ended September 12, 2021 and September 6, 2020, respectively. The 2021 and 2020 three fiscal quarters referenced herein represent the thirty-six-week periods ended September 12, 2021 and September 6, 2020, respectively. In this section, we discuss the results of our operations for the third quarter and three fiscal quarters of 2021 as compared to the respective periods of 2020.

Description of the Business

Domino’s is the largest pizza company in the world, with a significant business in both delivery and carryout, and more than 18,300 locations in over 90 markets around the world as of September 12, 2021. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. We are a highly recognized global brand, and we focus on serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores. We are primarily a franchisor, with approximately 98% of Domino’s stores currently owned and operated by our independent franchisees. Franchising enables an individual to be his or her own employer and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

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

Third Quarter of 2021 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 8.5% as compared to 2020. U.S. retail sales increased 1.1% and international retail sales, excluding foreign currency impact, increased 16.5% as compared to 2020.
•
Same store sales decreased 1.9% in our U.S. stores and increased 8.8% in our international stores.
•
Revenues increased 3.1%.
•
Income from operations increased 11.2%.
•
Net income increased 21.5%.
•
Diluted earnings per share increased 30.1%.

Three Fiscal Quarters of 2021 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 13.1% as compared to 2020. U.S. retail sales increased 7.6% and international retail sales, excluding foreign currency impact, increased 19.2% as compared to 2020.
•
Same store sales increased 4.6% in our U.S. stores and increased 11.4% in our international stores.
•
Revenues increased 9.2%.
•
Income from operations increased 15.8%.
•
Net income increased 4.5%.
•
Diluted earnings per share increased 8.9%.

Overview

Domino's experienced global retail sales growth during both the third quarter and three fiscal quarters of 2021. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand. We continued our strong international same store sales performance with 111 straight quarters of positive international same store sales. Although U.S. same store sales were positive for the three fiscal quarters of 2021, U.S. same store sales declined 1.9% in the third quarter of 2021, rolling over an increase in U.S. same store sales of 17.5% in the third quarter of 2020. This decrease in U.S. same store sales was attributable in part to labor shortages affecting store hours and staffing levels in many of our markets, as well as a waning in the level of economic stimulus activity in the U.S in the third quarter of 2021. Same store sales in the U.S. continue to be positively affected by changes in consumer ordering behavior observed since the onset of the COVID-19 pandemic. Internationally, we continued to experience sustained increases in retail sales during the third quarter and three fiscal quarters of 2021 resulting from evolving consumer trends, as well as the reopening and resumption of normal store hours and operating procedures at certain of our international franchised stores that had been temporarily closed or affected by changes in operating procedures and store hours for portions of the second and third quarters of 2020 as a result of the COVID-19 pandemic. Our U.S. and international same store sales results continue to be pressured by our fortressing strategy, which includes increasing store concentration in certain markets where we compete, as well as from aggressive competitive activity.

We continued our global expansion with the opening of 323 net stores in the third quarter of 2021, bringing our year-to-date total to 736 net store openings. We had 45 net stores open in the U.S. and 278 net stores open internationally during the third quarter of 2021.

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

Global Retail Sales Growth (excluding foreign currency impact)

Global retail sales growth (excluding foreign currency impact) is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Global retail sales refers to total worldwide retail sales at Company-owned and franchise stores. We believe global retail sales information is useful in analyzing revenues because franchisees pay royalties and, in the U.S., advertising fees that are based on a percentage of franchise retail sales. We review comparable industry global retail sales information to assess business trends and to track the growth of the Domino’s Pizza brand. In addition, supply chain revenues are directly impacted by changes in franchise retail sales in the U.S. and Canada. Retail sales for franchise stores are reported to us by our franchisees and are not included in our revenues. Global retail sales growth, excluding foreign currency impact, is calculated as the change of international local currency global retail sales against the comparable period of the prior year.

	Third Quarter of 2021	Third Quarter of 2020	Three Fiscal Quarters of 2021	Three Fiscal Quarters of 2020
U.S. stores	+1.1%	+21.3%	+7.6%	+15.3%
International stores (excluding foreign currency impact)	+16.5%	+8.5%	+19.2%	+4.0%
Total (excluding foreign currency impact)	+8.5%	+14.8%	+13.1%	+9.6%

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

	Third Quarter of 2021	Third Quarter of 2020	Three Fiscal Quarters of 2021	Three Fiscal Quarters of 2020
U.S. Company-owned stores	(8.9)%	+16.6%	(2.0)%	+12.4%
U.S. franchise stores	(1.5)%	+17.5%	+5.1%	+11.6%
U.S. stores	(1.9)%	+17.5%	+4.6%	+11.7%
International stores (excluding foreign currency impact)	+8.8%	+6.2%	+11.4%	+3.0%

Store Growth Activity

Store counts and net store growth are commonly used statistical measures in the quick-service restaurant industry that are important to understanding performance.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at June 20, 2021	366	6,060	6,426	11,631	18,057
Openings	1	45	46	287	333
Closings (1)	—	(1)	(1)	(9)	(10)
Store count at September 12, 2021	367	6,104	6,471	11,909	18,380
Third quarter 2021 net store growth	1	44	45	278	323
Trailing four quarters net store growth	19	213	232	892	1,124

(1) Temporary store closures are not treated as store closures and affected stores are included in the ending store count. Based on information reported to us by our master franchisees, we estimate that as of September 12, 2021, there were fewer than 175 international stores temporarily closed.

Income Statement Data

	Third Quarter of 2021		Third Quarter of 2020		Three Fiscal Quarters of 2021		Three Fiscal Quarters of 2020
U.S. Company-owned stores	$108.4		$113.3		$337.7		$329.8
U.S. franchise royalties and fees	121.6		118.1		372.9		335.9
Supply chain	588.8		573.7		1,760.1		1,625.5
International franchise royalties and fees	70.6		54.6		207.1		160.2
U.S. franchise advertising	108.6		108.1		336.3		309.4
Total revenues	998.0	100.0%	967.7	100.0%	3,014.2	100.0%	2,760.8	100.0%
U.S. Company-owned stores	86.9		90.8		260.7		258.0
Supply chain	525.9		515.0		1,571.4		1,443.6
Total cost of sales	612.8	61.4%	605.7	62.6%	1,832.1	60.8%	1,701.6	61.7%
Operating margin	385.2	38.6%	362.0	37.4%	1,182.0	39.2%	1,059.2	38.4%
General and administrative	96.3	9.6%	91.7	9.4%	288.0	9.6%	268.2	9.7%
U.S. franchise advertising	108.6	10.9%	108.1	11.2%	336.3	11.1%	309.4	11.2%
Income from operations	180.3	18.1%	162.2	16.8%	557.7	18.5%	481.6	17.4%
Other income	—	0.0%	—	0.0%	2.5	0.1%	—	0.0%
Interest expense, net	(45.5)	(4.6)%	(38.4)	(4.0)%	(130.7)	(4.3)%	(116.0)	(4.2)%
Income before provision for income taxes	134.8	13.5%	123.8	12.8%	429.5	14.3%	365.6	13.2%
Provision for income taxes	14.4	1.4%	24.6	2.6%	74.8	2.5%	26.2	0.9%
Net income	$120.4	12.1%	$99.1	10.2%	$354.80	11.8%	$339.4	12.3%

Revenues

	Third Quarter of 2021		Third Quarter of 2020		Three Fiscal Quarters of 2021		Three Fiscal Quarters of 2020
U.S. Company-owned stores	$108.4	10.8%	$113.3	11.7%	$337.7	11.2%	$329.8	11.9%
U.S. franchise royalties and fees	121.6	12.2%	118.1	12.2%	372.9	12.4%	335.9	12.2%
Supply chain	588.8	59.0%	573.7	59.3%	1,760.1	58.4%	1,625.5	58.9%
International franchise royalties and fees	70.6	7.1%	54.6	5.6%	207.1	6.9%	160.2	5.8%
U.S. franchise advertising	108.6	10.9%	108.1	11.2%	336.3	11.1%	309.4	11.2%
Total revenues	$998.0	100.0%	$967.7	100.0%	$3,014.2	100.0%	$2,760.8	100.0%

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

U.S. Stores Revenues

	Third Quarter of 2021		Third Quarter of 2020		Three Fiscal Quarters of 2021		Three Fiscal Quarters of 2020
U.S. Company-owned stores	$108.4	32.0%	$113.3	33.4%	$337.7	32.3%	$329.8	33.8%
U.S. franchise royalties and fees	121.6	35.9%	118.1	34.8%	372.9	35.6%	335.9	34.5%
U.S. franchise advertising	108.6	32.1%	108.1	31.8%	336.3	32.1%	309.4	31.7%
U.S. stores	$338.6	100.0%	$339.5	100.0%	$1,047.0	100.0%	$975.1	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations decreased $4.8 million, or 4.3%, in the third quarter of 2021 due to a decrease in U.S. Company-owned same store sales. This decrease was partially offset by an increase in the average number of U.S. Company-owned stores open during the period resulting from net store growth. Revenues from U.S. Company-owned store operations increased $7.9 million, or 2.4%, in the three fiscal quarters of 2021 due to an increase in the average number of U.S. Company-owned stores open during the period resulting from net store growth, partially offset by a decrease in U.S. Company-owned same store sales.

U.S. Company-owned same store sales decreased 8.9% in the third quarter of 2021 and decreased 2.0% in the three fiscal quarters of 2021. U.S. Company-owned same store sales increased 16.6% in the third quarter of 2020 and increased 12.4% in the three fiscal quarters of 2020.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $3.6 million, or 3.0%, in the third quarter of 2021 due primarily to an increase in the average number of U.S. franchised stores open during the period resulting from net store growth. The decrease in U.S. franchise same store sales partially offset the increase in U.S. franchise royalties and fee revenues. Revenues from U.S. franchise royalties and fees increased $37.0 million, or 11.0%, in the three fiscal quarters of 2021 due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the period resulting from net store growth. U.S. franchise royalties were also negatively impacted by $3.0 million in the three fiscal quarters of 2020 as a result of funding we provided to our franchisees as part of an effort to donate 10 million slices of pizza to people and organizations at the frontlines of the COVID-19 pandemic in the franchisees’ local communities. U.S. franchise royalties and fees further benefited in both the third quarter and three fiscal quarters of 2021 from an increase in revenues from fees paid by franchisees for the use of our technology platforms.

U.S. franchise same store sales decreased 1.5% in the third quarter of 2021 and increased 5.1% in the three fiscal quarters of 2021. U.S. franchise same store sales increased 17.5% in the third quarter of 2020 and increased 11.6% in the three fiscal quarters of 2020.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising increased $0.4 million, or 0.4%, in the third quarter of 2021 due primarily to an increase in the average number of U.S. franchised stores open during the period, resulting from net store growth. This increase was partially offset by a decrease in U.S. franchise same store sales as well as approximately $2.8 million in advertising incentives related to the Domino’s Surprise FreesTM promotion. Revenues from U.S. franchise advertising increased $26.9 million, or 8.7%, in the three fiscal quarters of 2021, due primarily to same store sales growth and an increase in the average number of U.S. franchised stores open during the period, resulting from net store growth. These increases were partially offset by the advertising incentives referenced above.

Supply Chain

Supply chain revenues increased $15.2 million, or 2.6%, in the third quarter of 2021, due primarily to higher market basket pricing to stores and higher revenues from sales of equipment to U.S. franchised stores. Supply chain revenues increased $134.6 million, or 8.3%, in the three fiscal quarters of 2021, due primarily to higher volumes from increased orders and higher market basket pricing to stores. Our market basket pricing to stores increased 2.1% during the third quarter of 2021, which resulted in an estimated $6.3 million increase in supply chain revenues. Our market basket pricing to stores increased 2.6% during the three fiscal quarters of 2021, which resulted in an estimated $38.0 million increase in supply chain revenues.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees increased $16.0 million, or 29.2%, in the third quarter of 2021, and increased $46.9 million, or 29.3%, in the three fiscal quarters of 2021 due primarily to higher retail sales resulting from same store sales growth and an increase in the average number of international franchised stores open during the period, resulting from net store growth. These increases in retail sales were benefited by the reopening and resumption of normal store hours and operating procedures at certain of the Company’s international franchised stores that had been temporarily closed or affected by changes in operating procedures and store hours for portions of the second and third quarters of 2020 as a result of the COVID-19 pandemic. The positive impact of changes in foreign currency exchange rates of $1.3 million and $7.4 million in the third quarter of 2021 and three fiscal quarters of 2021, respectively, also contributed to the increases in international franchise royalties and fees revenues.

Excluding the impact of foreign currency exchange rates, international franchise same store sales increased 8.8% in the third quarter of 2021, and increased 11.4% in the three fiscal quarters of 2021. Excluding the impact of foreign currency exchange rates, international franchise same store sales increased 6.2% in the third quarter of 2020, and increased 3.0% in the three fiscal quarters of 2020.

Cost of Sales / Operating Margin

	Third Quarter of 2021		Third Quarter of 2020		Three Fiscal Quarters of 2021		Three Fiscal Quarters of 2020
Consolidated revenues	$998.0	100.0%	$967.7	100.0%	$3,014.2	100.0%	$2,760.8	100.0%
Consolidated cost of sales	612.8	61.4%	605.7	62.6%	1,832.1	60.8%	1,701.6	61.6%
Consolidated operating margin	$385.2	38.6%	$362.0	37.4%	$1,182.0	39.2%	$1,059.2	38.4%

Consolidated cost of sales consists primarily of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs. Consolidated operating margin (which we define as revenues less cost of sales) increased $23.2 million, or 6.4%, in the third quarter of 2021, and increased $122.8 million, or 11.6%, in the three fiscal quarters of 2021, due primarily to higher global franchise revenues. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin.

As a percentage of revenues, the consolidated operating margin increased 1.2 percentage points in the third quarter of 2021 and increased 0.8 percentage points in the three fiscal quarters of 2021. U.S. Company-owned store operating margin remained consistent in the third quarter of 2021 and increased 1.0 percentage point in the three fiscal quarters of 2021. Supply chain operating margin increased 0.5 percentage points in the third quarter of 2021 and decreased 0.5 percentage points in the three fiscal quarters of 2021. These changes in operating margin are described below.

U.S. Company-Owned Store Operating Margin

	Third Quarter of 2021		Third Quarter of 2020		Three Fiscal Quarters of 2021		Three Fiscal Quarters of 2020
Revenues	$108.4	100.0%	$113.3	100.0%	$337.7	100.0%	$329.8	100.0%
Cost of sales	86.9	80.2%	90.8	80.2%	260.7	77.2%	258.0	78.2%
Store operating margin	$21.5	19.8%	$22.5	19.8%	$77.0	22.8%	$71.8	21.8%

U.S. Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) decreased $1.0 million, or 4.4%, in the third quarter of 2021, due primarily to lower same store sales, partially offset by lower labor costs. U.S. Company-owned store operating margin increased $5.2 million, or 7.3%, in the three fiscal quarters of 2021, due primarily to lower labor costs and higher retail sales due to net store growth, but these increases were partially offset by lower same store sales. As a percentage of store revenues, the U.S. Company-owned store operating margin remained consistent in the third quarter of 2021 and increased 1.0 percentage point in the three fiscal quarters of 2021. These changes in operating margin as a percentage of revenues are discussed in additional detail below.

•
Food costs increased 0.9 percentage points to 28.4% in the third quarter of 2021, and increased 0.6 percentage points to 27.6% in the three fiscal quarters of 2021 due to higher food basket prices.
•
Labor costs decreased 1.9 percentage points to 29.9% in the third quarter of 2021, and decreased 2.4 percentage points to 28.6% in the three fiscal quarters of 2021, due primarily to additional bonus pay incurred during the second and third quarters of 2020 for frontline team members, as well as lower team member headcount in the third quarter and three fiscal quarters of 2021. These decreases in labor costs were partially offset by continued investments in frontline team member wage rates in our U.S. Company-owned stores in the third quarter of 2021.
•
Occupancy costs, which include rent, telephone, utilities and depreciation, increased 1.2 percentage points to 8.7% in the third quarter of 2021, and increased 0.5 percentage points to 7.9% in the three fiscal quarters of 2021, due primarily to lower sales leverage.

Supply Chain Operating Margin

	Third Quarter of 2021		Third Quarter of 2020		Three Fiscal Quarters of 2021		Three Fiscal Quarters of 2020
Revenues	$588.8	100.0%	$573.7	100.0%	$1,760.1	100.0%	$1,625.5	100.0%
Cost of sales	525.9	89.3%	515.0	89.8%	1,571.4	89.3%	1,443.6	88.8%
Supply chain operating margin	$62.9	10.7%	$58.7	10.2%	$188.7	10.7%	$181.9	11.2%

Supply chain operating margin increased $4.2 million, or 7.2%, in the third quarter of 2021, primarily due to higher equipment revenues as well as lower supply cost. As a percentage of supply chain revenues, the supply chain operating margin increased 0.5 percentage points in the third quarter of 2021. While the market basket pricing to stores increased 2.1% during the third quarter of 2021, we incurred additional supply costs during the third quarter of 2020 as a result of certain expenses related to the provision of safety and cleaning equipment in connection with the COVID-19 pandemic. Higher labor cost as a percentage of revenues in the third quarter of 2021 partially offset the effect of the lower supply costs. Supply chain operating margin increased $6.8 million, or 3.6%, in the three fiscal quarters of 2021, primarily due to higher equipment revenues as well as lower supply cost and higher volumes from increased store orders. As a percentage of supply chain revenues, the supply chain operating margin decreased 0.5 percentage points in the three fiscal quarters of 2021 primarily due to higher food and labor cost.

General and Administrative Expenses

General and administrative expenses increased $4.7 million, or 5.1%, in the third quarter of 2021, and increased $19.8 million, or 7.4%, in the three fiscal quarters of 2021, driven primarily by higher labor costs, including non-cash equity-based compensation expense as well as higher travel expense. The increases in general and administrative expenses were partially offset by lower professional fees in both the third quarter and three fiscal quarters of 2021.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses increased $0.4 million, or 0.4%, in the third quarter of 2021, and increased $26.9 million, or 8.7%, in the three fiscal quarters of 2021, consistent with the increase in U.S. franchise advertising revenues. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and these revenues cannot be used for general corporate purposes.

Other Income

Other income was $2.5 million in the three fiscal quarters of 2021, representing the unrealized gain recorded on the Company’s investment in Dash Brands (Note 6) resulting from the observable change in price from the valuation of the additional $40.0 million investment made in the first quarter of 2021.

Interest Expense, Net

Interest expense, net increased $7.1 million, or 18.4%, in the third quarter of 2021, and increased $14.7 million, or 12.6%, in the three fiscal quarters of 2021. These increases were driven by higher average borrowings resulting from our recapitalization transaction completed on April 16, 2021 (the “2021 Recapitalization”). In connection with the 2021 Recapitalization, we recorded $2.3 million of incremental interest expense in the second quarter of 2021, primarily representing the expense for $2.0 million of the remaining unamortized debt issuance costs associated with the 2017 five-year fixed rate notes and 2017 five-year floating rate notes, and $0.3 million of additional interest expense incurred on the 2017 five-year fixed rate notes and 2017 five-year floating rate notes subsequent to the closing of the 2021 Recapitalization but prior to the repayment of the 2017 five-year fixed rate notes and 2017 five-year floating rate notes, resulting in the payment of interest on both the 2017 five-year fixed rate notes and 2017 five-year floating rate notes and the 2021 Notes (as defined in the "2021 Recapitalization" section below) for a short period of time.

The Company’s weighted average borrowing rate decreased to 3.8% in the third quarter of 2021 from 3.9% in the third quarter of 2020, resulting from the lower interest rates on the debt outstanding due to the 2021 Recapitalization. The Company's weighted average borrowing rate was 3.9% in the three fiscal quarters of both 2021 and 2020.

Provision for Income Taxes

Income tax expense decreased $10.2 million, or 41.6%, in the third quarter of 2021, and increased $48.6 million, or 185.7%, in the three fiscal quarters of 2021, due to changes in excess tax benefits on non-cash equity-based compensation, which are recorded as a reduction to the income tax provision, as well as higher pre-tax income in the respective periods of 2021. The Company recognized $14.0 million in excess tax benefits in the third quarter of 2021 as compared to $3.4 million in the third quarter of 2020, and $18.3 million in excess tax benefits in the three fiscal quarters of 2021 as compared to $56.9 million in the three fiscal quarters of 2020. These changes in excess tax benefits from non-cash equity-based compensation resulted primarily from the timing of stock options exercised in the third quarter and three fiscal quarters of 2021 as compared to the same periods in 2020. The effective tax rate decreased to 10.7% during the third quarter of 2021 as compared to 19.9% in the third quarter of 2020. The effective tax rate increased to 17.4% during the three fiscal quarters of 2021 as compared to 7.2% in the three fiscal quarters of 2020.

Segment Income

We evaluate the performance of our reportable segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income. Segment Income for each of our reportable segments is summarized in the table below. Other Segment Income primarily includes corporate administrative costs that are not allocable to a reportable segment, including labor, computer expenses, professional fees, travel and entertainment, rent, insurance and other corporate administrative costs.

	Third Quarter of 2021	Third Quarter of 2020	Three Fiscal Quarters of 2021	Three Fiscal Quarters of 2020
U.S. Stores	$102.0	$101.5	$321.3	$292.7
Supply Chain	53.6	51.1	164.7	159.5
International Franchise	57.3	44.5	168.1	124.4
Other	(10.0)	(13.7)	(25.7)	(34.4)

U.S. Stores

U.S. stores Segment Income increased $0.5 million, or 0.4%, in the third quarter of 2021, primarily due to the $3.6 million increase in U.S. franchise royalties and fees revenues, partially offset by the $1.0 million decrease in U.S. Company-owned store operating margin, as discussed above. U.S. stores Segment Income increased $28.5 million, or 9.7%, in the three fiscal quarters of 2021, primarily due to the $37.0 million increase in U.S. franchise royalties and fees revenues and the $5.2 million increase in U.S. Company-owned store operating margin, as discussed above. U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income. These increases in U.S. stores Segment Income were partially offset by increased investments in technological initiatives for the respective periods.

Supply Chain

Supply chain Segment Income increased $2.5 million, or 4.8%, in the third quarter of 2021, primarily due to the $4.2 million increase in operating margin described above. Supply chain Segment Income increased $5.3 million, or 3.3%, in the three fiscal quarters of 2021, primarily due to the $6.8 million increase in operating margin described above.

International Franchise

International franchise Segment Income increased $12.9 million or 28.9%, in the third quarter of 2021, due primarily to the $16.0 million increase in international franchise royalties and fees revenues discussed above. International franchise Segment Income increased $43.8 million or 35.2%, in the three fiscal quarters of 2021, due primarily to the $46.9 million increase in international franchise royalties and fees revenues discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income. The increases in international franchise Segment Income were partially offset by increased investments in technological initiatives in the third quarter and three fiscal quarters of 2021.

Other

Other Segment Income increased $3.7 million, or 26.9%, in the third quarter of 2021, and increased $8.7 million, or 25.2%, in the three fiscal quarters of 2021, due primarily to higher corporate administrative costs allocated to our segments as compared to 2020, as well as lower professional fees. The increase in allocated costs in the third quarter and three fiscal quarters of 2021 was due primarily to higher investments in technological initiatives to support technology for our U.S. and international franchise stores. Higher labor and travel costs partially offset the increases in other Segment Income.

Liquidity and Capital Resources

Historically, we have operated with minimal positive working capital or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, invest in our business, pay dividends and repurchase our common stock, reduce our working capital amounts. As of September 12, 2021, we had working capital of $215.1 million, excluding restricted cash and cash equivalents of $206.3 million, advertising fund assets, restricted, of $186.8 million and advertising fund liabilities of $178.5 million. Working capital includes total unrestricted cash and cash equivalents of $295.4 million.

Our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes. During the third quarter and three fiscal quarters of 2021, we experienced increases in international same store sales versus the comparable periods in the prior year. While our U.S. same store sales declined in the third quarter of 2021, same store sales increased during the three fiscal quarters of 2021. Additionally, both our U.S. and international businesses grew store counts in the third quarter and three fiscal quarters of 2021. These factors contributed to our global retail sales growth realized in both the third quarter and three fiscal quarters of 2021 which resulted in our continued ability to generate positive operating cash flows. As of September 12, 2021, we had a variable funding note facility which allowed for advances of up to $200.0 million of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes and certain other credit instruments, including letters of credit (the “2021 Variable Funding Notes”). The letters of credit are primarily related to our casualty insurance programs and certain supply chain center leases. As of September 12, 2021, we had no outstanding borrowings and $157.5 million of available borrowing capacity under our 2021 Variable Funding Notes, net of letters of credit issued of $42.5 million.

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

Restricted Cash

As of September 12, 2021, we had $158.6 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $47.5 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $206.3 million of restricted cash and cash equivalents. As of September 12, 2021, we also held $166.7 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

As of September 12, 2021, we had approximately $5.07 billion of long-term debt, of which $54.8 million was classified as a current liability. As of September 12, 2021, our fixed rate notes from the recapitalizations we completed in 2021, 2019, 2018, 2017 and 2015 had original scheduled principal payments of $12.9 million in the remainder of 2021, $51.5 million in each of 2022, 2023 and 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031.

In accordance with our debt agreements, the payment of principal on the outstanding senior notes may be suspended if our leverage ratio is less than or equal to 5.0x total debt to adjusted EBITDA, as defined in the related agreements, and no catch-up provisions are applicable. As of the fourth quarter of 2020, we had a leverage ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payment on our then-outstanding notes beginning in the first quarter of 2021. Accordingly, all principal amounts of our outstanding notes were classified as long-term debt in the condensed consolidated balance sheet as of January 3, 2021. Subsequent to the closing of the 2021 Recapitalization, we had a leverage ratio of greater than 5.0x, and accordingly, resumed making the previously scheduled debt amortization payment on our outstanding notes beginning in the second quarter of 2021.

2021 Recapitalization

During the second quarter of 2021, on April 16, 2021 (the “closing date”), we completed the 2021 Recapitalization in which certain of our subsidiaries issued new notes pursuant to our asset-backed securitization structure. The new notes consist of $850.0 million Series 2021-1 2.662% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated term of 7.5 years (the “2021 A-2-I Fixed Rate Notes”), and $1.0 billion Series 2021-1 3.151% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of 10 years (collectively with the 2021 A-2-I Fixed Rate Notes, the “2021 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. As of September 12, 2021, the 2021 Notes had scheduled principal payments of $4.6 million in 2021, $18.5 million in each of 2022 through 2027, $804.8 million in 2028, $10.0 million in each of 2029 and 2030 and $905.0 million in 2031. Gross proceeds from the issuance of the 2021 Notes were $1.85 billion.

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

On July 20, 2021, our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of our common stock. This repurchase program replaced our previously approved $1.0 billion share repurchase program, which was fully utilized in connection with the ASR Agreement.

During the third quarter of 2021, we repurchased and retired 152,817 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $79.7 million. During the three fiscal quarters of 2021, we repurchased and retired 2,469,473 shares of our common stock (including 2,250,786 shares of common stock repurchased under the ASR Agreement and 218,687 shares of common stock repurchased under our Board of Directors-approved share repurchase program) for a total of approximately $1.1 billion. As of September 12, 2021, we had a total remaining authorized amount for share repurchases of approximately $920.3 million. Subsequent to the end of the third quarter and through October 12, 2021, we repurchased and retired an additional 205,145 shares of common stock for a total of approximately $100.1 million.

Dividends

On July 20, 2021, our Board of Directors declared a $0.94 per share quarterly dividend on our outstanding common stock for shareholders of record as of September 15, 2021, which was paid on September 30, 2021. We had approximately $35.1 million accrued for common stock dividends at September 12, 2021. Subsequent to the end of the third quarter, on October 12, 2021, our Board of Directors declared a $0.94 per share quarterly dividend on our outstanding common stock for shareholders of record as of December 15, 2021, to be paid on December 30, 2021.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

(In millions)	Three Fiscal Quarters of 2021	Three Fiscal Quarters of 2020
Cash flows provided by (used in)
Net cash provided by operating activities	$484.6	$370.4
Net cash used in investing activities	(90.3)	(91.1)
Net cash used in financing activities	(228.1)	(153.6)
Effect of exchange rate changes on cash	0.1	0.2
Change in cash and cash equivalents, restricted cash and cash equivalents	$166.2	$126.0

Operating Activities

Cash provided by operating activities increased $114.2 million in the three fiscal quarters of 2021 primarily due to the positive impact of changes in operating assets and liabilities of $73.0 million. The positive impact of changes in operating assets and liabilities related to the timing of payments on accounts payable and accrued liabilities, income tax payments as well as the timing of collections on accounts receivable in 2021 as compared to 2020. The increase in net income, adjusted for the impact of non-cash transactions, of $24.5 million in the three fiscal quarters of 2021 also contributed to the increase in cash provided by operating activities. The increase in cash provided by operating activities was also due to a $16.7 million positive impact of changes in advertising fund assets and liabilities, restricted, in 2021 as compared to 2020 due to the receipt of advertising contributions outpacing payments for advertising activities.

Investing Activities

Cash used in investing activities was $90.3 million in the three fiscal quarters of 2021, which primarily consisted of $50.7 million of capital expenditures (driven primarily by investments in technological initiatives, supply chain centers and corporate store operations) and an additional investment in Dash Brands (Note 6) of $40.0 million.

Financing Activities

Cash used in financing activities was $228.1 million in the three fiscal quarters of 2021, primarily related to the repurchase of approximately $1.1 billion in common stock under our Board of Directors-approved share repurchase program (including $1.0 billion under the ASR Agreement), repayments of long-term debt and finance lease obligations of $896.2 million, dividend payments of $71.2 million, cash paid for financing costs as part of the 2021 Recapitalization of $14.9 million and tax payments for the vesting of restricted stock of $6.8 million. Of the total amount of repayments of long-term debt and finance lease obligations, $873.0 million represents the repayment of the remaining principal under our then-outstanding 2017 five-year floating rate notes and 2017 five-year fixed rate notes as part of the 2021 Recapitalization. These uses of cash were partially offset by proceeds from our 2021 Recapitalization of $1.85 billion and proceeds from the exercise of stock options of $15.9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes and, at September 12, 2021, we are exposed to interest rate risk on borrowings under our variable funding notes. As of September 12, 2021, we had no outstanding borrowings under our 2021 Variable Funding Notes.

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

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 7.1% of our total revenues in the third quarter of 2021, approximately 6.9% of our total revenues in the three fiscal quarters of 2021, approximately 5.6% of our total revenues in the third quarter of 2020 and approximately 5.8% of our total revenues in the three fiscal quarters of 2020 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $18.4 million in the three fiscal quarters of 2021.

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

During the quarterly period ended September 12, 2021, there were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #7 (June 21, 2021 to July 18, 2021)	913	$475.82	—	$—
Period #8 (July 19, 2021 to August 15, 2021)	300,483	530.80	299,265	967,586
Period #9 (August 16, 2021 to September 12, 2021)	93,194	515.30	91,742	920,312
Total	394,590	$521.24	391,007	$920,312

(1)

3,583 shares in the third quarter of 2021 were purchased as part of the Company’s employee stock payroll deduction plan. During the third quarter, the shares were purchased at an average price of $511.95.

(2)

On April 30, 2021, the Company entered into the ASR Agreement. Pursuant to the terms of the ASR Agreement, on May 3, 2021, the Company received and retired 2,012,596 shares of its common stock. Final settlement of the ASR Agreement occurred on July 21, 2021. The total number of shares purchased in Period 8, 2021 (July 19, 2021 to August 15, 2021) includes 238,190 shares received at final settlement of the ASR Agreement. In connection with the ASR Agreement, the Company received and retired a total of 2,250,786 shares of its common stock at an average price of $444.29.

On July 20, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. As of September 12, 2021, $920.3 million remained available for future purchases of the Company’s common stock under this share repurchase program.

Subsequent to the end of the third quarter and through October 12, 2021, the Company repurchased and retired an additional 205,145 shares of common stock for a total of approximately $100.1 million, or an average price of $487.90 per share.

Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Award Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.
31.1	Certification by Richard E. Allison, Jr. pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
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

DOMINO’S PIZZA, INC. (Registrant)
Date: October 14, 2021	/s/ Richard E. Allison, Jr.
Richard E. Allison, Jr.
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)