Form 10-K
period 2022-01-02
DOMINOS PIZZA INC
filed 2022-03-01
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2022

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32242

Domino’s Pizza, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	38-2511577 (I.R.S. Employer Identification No.)
30 Frank Lloyd Wright Drive Ann Arbor, Michigan (Address of principal executive offices)	48105 (Zip Code)

Registrant’s telephone number, including area code (734) 930-3030

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Domino’s Pizza, Inc. Common Stock, $0.01 par value	DPZ	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [ ]

Emerging growth company [ ]

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Domino’s Pizza, Inc. as of June 20, 2021 computed by reference to the closing price of Domino’s Pizza, Inc.’s common stock on the New York Stock Exchange on such date was $16,864,015,144.

As of February 22, 2022, Domino’s Pizza, Inc. had 36,036,184 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 26, 2022 are incorporated by reference into Part III.

Throughout this document, Domino’s Pizza, Inc. (NYSE: DPZ) is referred to as the “Company,” “Domino’s,” “Domino’s Pizza” or in the first-person notations of “we,” “us” and “our.”

In this document, we rely on and refer to information regarding the U.S. quick service restaurant, or QSR, sector and the U.S. QSR pizza category from CREST® ongoing foodservice market research (years ending November) prepared by The NPD Group, as well as market research reports, analyst reports and other publicly-available information. Although we believe this information to be reliable, we have not independently verified it. U.S. sales information relating to the U.S. QSR sector and the U.S. QSR pizza category represent reported consumer spending obtained by The NPD Group’s CREST® ongoing foodservice market research from consumer surveys. This information relates to both our Company-owned and franchised stores.

Part I

Item 1. Business.

Overview

Domino’s is the largest pizza company in the world with more than 18,800 locations in over 90 markets around the world as of January 2, 2022, and operates two distinct service models within its stores with a significant business in both delivery and carryout. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our retail sales also come from carryout customers. We are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores. We are primarily a franchisor, with approximately 98% of Domino’s stores currently owned and operated by our independent franchisees. Franchising enables an individual to be his or her own employer and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

The Domino’s business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties and fees to our franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s® brand marks. We also generate revenues and earnings by selling food, equipment and supplies to franchisees through our supply chain operations, primarily in the U.S. and Canada, and by operating a number of Company-owned stores in the United States. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling food and equipment to those sub-franchisees, as well as by running pizza stores. We believe that everyone in the system can benefit, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.

The Domino’s business model can yield strong returns for our franchise owners and our Company-owned stores. It can also yield significant cash flows to us, through a consistent franchise royalty payment and supply chain revenue stream, with moderate capital expenditures. We have historically returned cash to shareholders through dividend payments and share repurchases. We believe we have a proven business model for success, which includes leading with technology, service and product innovation and leveraging our global scale, which has historically driven strong returns for our shareholders.

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

During 2021, the uncertain environment created by the novel coronavirus (“COVID-19”) pandemic persisted. However, we continued to increase global retail sales, while our supply chain operations experienced higher volumes as a result of the increase in retail sales. In the U.S. we launched our newest side item, Domino’s Oven-Baked Dips in three unique flavors including Cheesy Marinara, Five Cheese and Baked Apple to pair with our Domino’s Bread Twists. Additionally, emphasis on technological innovation helped us achieve more than half of all global retail sales in 2021 from digital channels. In the U.S., we have developed several innovative ordering platforms, including those for Google Home, Facebook Messenger, Apple Watch, Amazon Echo, Twitter and more. In 2019, we announced a partnership with Nuro to further our exploration and testing of autonomous pizza delivery. In 2021 we began a test of pizza delivery with Nuro vehicles in Houston, Texas. In 2020, we also launched a new way to order contactless carryout nationwide – via Domino’s Carside Delivery®, which customers can choose when placing a prepaid online order, with a two-minute guarantee launched in 2021. This new service method emphasizes our commitment to serving hot and delicious pizza in a convenient, contactless manner.

Since 1998, the Company has been structured with a leveraged balance sheet and has completed a number of recapitalization transactions. The Company’s most recent recapitalization transaction completed in April 2021, (the “2021 Recapitalization”), primarily consisted of the issuance of $1.85 billion of fixed rate notes and a new $200.0 million variable funding note facility. As of January 2, 2022, the Company had $5.07 billion in total debt, which included debt from its 2021 Recapitalization and its previous recapitalization transactions in 2019, 2018, 2017 and 2015 (the “2019 Recapitalization,” “2018 Recapitalization,” “2017 Recapitalization” and the “2015 Recapitalization,” respectively, and together with the 2021 Recapitalization, the “2021, 2019, 2018, 2017 and 2015 Recapitalizations”).

Our Industry

The U.S. QSR pizza category is large and fragmented. From 2016 through 2021, the U.S. QSR pizza category has grown from $35.9 billion to $40.6 billion. It is the second-largest category within the $304.8 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carryout, with carryout and delivery comprising the two largest segments.

In the U.S., we compete in the delivery and carryout segments of the pizza industry, and we are the dollar market share leader for delivery and a growing leader in carryout. Delivery segment dollars of $19.8 billion in 2021 (up from $13.1 billion in 2016) account for approximately 49% of total U.S. QSR pizza. The four industry leaders, including Domino’s, account for over 59% of U.S. pizza delivery, based on reported consumer spending, with the remaining dollars going to regional chains and independent establishments. From 2016 to 2021, the carryout segment grew from $16.3 billion to $17.5 billion. The four industry leaders, including Domino’s, account for approximately 48% of the U.S. carryout segment. (Source: The NPD Group/CREST®, year ending November 2021).

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

Our Competition

The global pizza delivery and carryout segments, as well as the broader QSR sector, are highly competitive. In the U.S., we compete against regional and local companies as well as national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza®. Internationally, we compete primarily with Pizza Hut®, Papa John’s® and country-specific national and local pizzerias. We generally compete on the basis of product quality, location, image, service, technology, convenience and price. Our business and those of our competitors can be affected by changes in consumer tastes, economic and health conditions, demographic trends, marketing, advertising, pricing and consumers’ disposable income. We also compete with other food, food delivery and order and delivery aggregation companies, which have continued to grow in size and scale in recent years. We compete not only for customers, but also for management and hourly employees, including store team members, drivers and qualified franchisees, as well as suitable real estate sites.

Our Customers

Our business is not dependent upon a single retail customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2021, 2020 or 2019. As of January 2, 2022, our largest franchisee based on store count, Domino’s Pizza Enterprises (DMP: ASX), operated 3,229 stores in ten international markets, and accounted for 17% of our total store count. Revenues from this master franchisee accounted for 1.7% of our consolidated revenues in 2021. Our international franchise segment only requires a modest amount of general and administrative expenses to support its markets and does not have a cost of sales component. Therefore, the vast majority of these royalty revenues result in profits to us.

Our Menu

We offer a menu designed to present an attractive, quality offering to customers, while keeping it simple enough to minimize order errors and expedite order-taking and food preparation. Our basic menu features pizza products with varying sizes and crust types. Our typical store also offers oven-baked sandwiches, pasta, boneless chicken and chicken wings, bread and dips side items, desserts and soft drink products. International markets vary toppings by country and culture, such as the Cheese and Corn pizza in India, or the Octopus Bomb Shrimp in Korea, featuring shrimp, octopus, vegetables, feta cream and horseradish sauce.

Store Image and Operations

We have been focused on pizza delivery for over 60 years, and we also emphasize carryout as a significant component of our business. The majority of our U.S. and international stores are constructed in the carryout-friendly Pizza Theater design. Many of these stores offer casual seating and enable customers to watch the preparation of their orders, but do not offer a full-service dine-in experience. As a result, our stores generally do not require expensive restaurant facilities and staffing.

Our Business Segments

We operate, and report, three business segments: U.S. stores, international franchise and supply chain.

U.S. Stores

During 2021, our U.S. stores segment accounted for $1.50 billion, or 34%, of our consolidated revenues. Our U.S. stores segment consists primarily of our franchise operations, which consisted of 6,185 franchised stores located in the United States as of January 2, 2022. We also operated a network of 375 U.S. Company-owned stores as of January 2, 2022.

Directly operating Domino’s stores contributes significantly to our ability to act as a credible franchisor. We also use our Company-owned stores as test sites for technological innovation and promotions as well as operational improvements. We also use them for training new store managers and operations team members, as well as developing prospective franchisees. While we are primarily a franchised business, we continuously evaluate our mix of U.S. Company-owned and franchise stores. As of January 2, 2022, franchised stores represented approximately 94% of our total store count within our U.S. stores segment.

U.S. Franchise Profile

As of January 2, 2022, our network of 6,185 U.S. franchise stores was owned and operated by 735 independent U.S. franchisees. Our franchise formula enables franchisees to benefit from our brand recognition with a relatively low initial capital investment. As of January 2, 2022, the average U.S. franchisee owned and operated approximately eight stores and had been in our franchise system for over 18 years. Additionally, 22 of our U.S. franchisees operated more than 50 stores (including our largest U.S. franchisee who operated 177 stores) and 216 of our U.S. franchisees each operated one store, each as of that date.

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

U.S. Franchise Agreements

We enter into franchise agreements with U.S. franchisees under which the franchisee is generally granted the right to operate a store in a particular location for a term of ten years, with an ability to renew for an additional term of ten years. We had a franchise agreement renewal rate of approximately 99% in 2021. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchised store. Each franchisee is generally required to pay a 5.5% royalty fee on sales, as well as certain technology fees. In certain instances, we will collect lower rates based on certain incentives.

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

International Franchise

During 2021, our international franchise segment accounted for $298.0 million, or 7%, of our consolidated revenues. This segment is comprised of a network of franchised stores in more than 90 international markets. As of January 2, 2022, we had 12,288 international franchise stores. The principal sources of revenues from those operations are royalty payments generated by retail sales from franchised stores, as well as certain technology fees.

Our international franchisees employ our basic standard operating model and adapt it to satisfy the local eating habits and consumer preferences of various regions outside the U.S. Currently, the vast majority of our international stores operate under master franchise agreements.

We believe Domino’s appeals to potential international franchisees because of our recognized brand name and technological leadership, the moderate capital expenditures required to open and operate the stores and the system’s desirable store-level profitability. Stores in seven of our ten largest international markets in terms of store count are operated by master franchise companies that are publicly traded on stock exchanges as noted in the below table. The following table shows our store count as of January 2, 2022 in our ten largest international markets, which accounted for approximately 62% of our international stores as of that date.

Market	Number of stores
India (JUBLFOOD: NS)	1,495
United Kingdom (DOM: L)	1,169
Japan (DMP: ASX)	882
Mexico (ALSEA: MX)	802
Australia (DMP: ASX)	724
Turkey (DPEU: L)	605
Canada	568
South Korea	475
China	472
France (DMP: ASX)	457

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

International Master Franchise and Other Agreements

Our international master franchise agreements generally grant the franchisee exclusive rights to develop and sub-franchise stores, and the right to operate supply chain centers in particular geographic areas. Agreements are generally for a term of ten years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time franchise fee as well as an additional franchise fee upon the opening of each new store. The master franchisee is also required to pay a continuing royalty fee as a percentage of sales, which varies among international markets and may also differ based on certain incentives and concessions, and averaged approximately 3.0% in 2021. We also have agreements with certain of our international master franchisees with respect to certain technology fees.

Supply Chain

During 2021, our supply chain segment accounted for $2.56 billion, or 59%, of our consolidated revenues. We operate 21 regional dough manufacturing and supply chain centers in the U.S., two thin crust manufacturing facilities, one vegetable processing center and one center providing equipment and supplies to our U.S. and certain international stores. We also operate five dough manufacturing and supply chain centers in Canada. We plan to continue investing in additional supply chain centers and capacity initiatives in the future, including one additional regional dough manufacturing and supply chain center that is expected to open in fiscal 2022. Our supply chain segment leases a fleet of more than 900 tractors and trailers. Our centers produce fresh dough and purchase, receive, store and deliver quality food and other complementary items to substantially all of our U.S. stores and most of our Canadian franchised stores. We regularly supply over 7,100 stores with various food and supplies.

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

We have entered into a multi-year agreement with Coca-Cola® for the U.S. This contract, renegotiated in June 2019, provides for Coca-Cola to continue to be our exclusive beverage supplier and expires on December 31, 2023 or at such time as a minimum number of cases of Coca-Cola products are purchased by Domino’s, whichever occurs later.

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

Our Strengths

Strong Brand Equity

We are the largest pizza company in the world and we believe our Domino’s brand is one of the most widely-recognized consumer brands in the world. We are the recognized world leader in pizza delivery and have a significant business in carryout. We believe consumers associate our brand with the timely delivery of quality, affordable food and technological innovation.

Over the past five years, our U.S. franchise and Company-owned stores have invested an estimated $2.4 billion in national, co-operative and local advertising. Our international franchisees also invest significant amounts in advertising efforts in their markets. We continue to reinforce our brand with extensive advertising through various media channels.

We are the number one pizza delivery company in the U.S. with approximately 31% share of pizza delivery based on consumer spending data for the year ending November 2021. For the same period, we are also a growing leader in carryout with approximately 16% share of carryout pizza consumer spending (Source: The NPD Group/CREST®, year ending November 2021). With 6,560 stores located in the U.S., our store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and marketing investments. We believe our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery. Outside the U.S., we have significant market share positions in many of the markets in which we compete.

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

We developed a cost-efficient store model, characterized by a delivery- and carryout-oriented store design, with moderate capital requirements and a menu of quality, value-oriented and affordable items. At the store level, we believe the simplicity and efficiency of our operations give us significant advantages over our competitors, who, in many cases, also focus on dine-in or have broader menu offerings. At the supply chain level, we believe we provide quality, good value and consistency for our franchise customers while also driving profits for us, which we share with our franchisees under the profit-sharing arrangements described above.

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

Technological Innovation

Technological innovation is vital to our brand and our long-term success, and digital ordering is critical to competing in the global pizza and broader QSR industries. Emphasis on technological innovation helped us achieve more than half of all global retail sales in 2021 from digital channels. In the U.S., we have developed several innovative ordering platforms, including those for Google Home, Facebook Messenger, Apple Watch, Amazon Echo, Twitter and more. In 2019, we announced a partnership with Nuro to further our exploration and testing of autonomous pizza delivery. In 2020, we added GPS to our Domino’s Tracker, which allows customers to monitor the progress of their food, from the preparation stages to the time it is in the oven to the time it arrives at their doors. In mid-2020, we launched a new way to order contactless carryout nationwide – via Domino’s Carside Delivery, which customers can choose when placing a prepaid online order.

Our Piece of the Pie Rewards® loyalty program is meant to reward customers with a program that is simple to understand and easy to use. Upon signing up for the program, customers become rewards members and can earn points for their orders. When rewards members reach a certain amount of points, they can redeem their points for free pizza. Rewards members may also receive exclusive members-only discounts and bonus offers. We may also occasionally provide additional opportunities for participating customers to benefit under the Piece of the Pie Rewards program.

This improved functionality has been developed to work seamlessly with our Domino’s PULSE™ point-of-sale system. Our Domino’s PULSE system is designed to drive operating efficiencies for our franchisees and our corporate management and assist franchisees in independently managing their business. As of January 2, 2022, Domino’s PULSE is being used in every Company-owned and franchised store in the U.S. and in approximately 77% of our international stores. We believe utilizing Domino’s PULSE with our integrated technology solutions throughout our system provides us with competitive advantages over other concepts. We intend to continue to enhance and grow our online ordering, digital marketing and technological capabilities.

Product Innovation

We believe our core hand-tossed pizza recipe has contributed to long-term growth in customer reorder rates, consumer traffic and increased sales. This recipe is now in use in other markets around the world. Our more than 60 years of innovation have resulted in numerous new product developments. During 2021, we launched our newest side item, Domino’s Oven-Baked Dips, in three unique flavors including Cheesy Marinara, Five Cheese and Baked Apple to pair with our Domino’s Bread Twists. Product innovation is also present in our global markets, where our master franchisees have the ability to recommend products to suit their local market tastes. Products can range from simple to indulgent, including the Cheese Fondue Fire Meat in Japan (cheese, tomato and truffle cream sauce, barbeque pork, bacon and vegetables) and the Saumoneta in France (light cream, potatoes, onions, smoked salmon and dill).

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

Human Capital

As of January 2, 2022, we had approximately 13,500 employees, including 9,000 employees supporting our U.S. Company-owned stores and U.S. franchise operations (our U.S. stores segment), approximately 3,000 employees supporting our U.S. and Canadian supply chain operations (our supply chain segment), approximately 100 employees supporting our international franchise operations (our international franchise segment) and approximately 1,400 corporate employees. Approximately 6,100 of our employees are part-time and approximately 7,400 are full-time equivalent. Our franchisees are independent business owners, so their employees are not our employees and therefore are not included in our employee count. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Purpose and Values

We are a purpose-inspired and performance-driven company with exceptional people committed to feeding the power of possible, one pizza at a time. At the heart of our brand is a commitment to a set of values that define our core beliefs on how we run our business, treat our people, support our franchisees and serve our customers.

Do the Right Thing: We act with integrity and make disciplined decisions, even when it’s difficult or unpopular. High ethical standards and uncommon honesty are at the heart of how we work together. We are committed to safely and responsibly serving our customers, and to giving back to the communities where we live and work.

Put People First: We create an inclusive culture, knowing our people are core to our success. We treat each other with dignity and respect, and we value the differences each team member brings. We strive to be a company where all team members can bring their full selves to work and know that they can belong, contribute and reach their potential.

Create Inspired Solutions: We are a company built on entrepreneurship and innovation. We get better every day by having the humility and the courage to embrace and lead change. Together, we unlock our collective potential to be bold and think big. We have a bias for action to solve customer needs in new and relevant ways.

Champion our Customers: We deliver on our promises, treating each order and interaction as an opportunity to deepen relationships by delivering great products, services and experiences. We hold ourselves accountable, and if we don’t deliver on a promise, we are committed to making it right.

Grow and Win Together: We are not playing a finite game. We are committed to building an enduring brand that outlives any of our individual contributions. We will grow together, deliver exceptional results together, celebrate wins together, have fun together, and leave the Domino’s brand in a better place for those that come after.

Compensation and Benefits

Exceptional people are the core of our business. We are committed to providing competitive pay and benefits to attract and retain great talent, whether in our U.S. Company-owned stores, in our supply chain centers or in our corporate offices. We enable this by benchmarking and analyzing pay and benefits both externally and internally. In recent years, we have made continued investments in frontline team member wage rates in our U.S. Company-owned stores and supply chain centers. We are committed to providing pay equity for all employees.

Domino’s offers a comprehensive benefits package to eligible team members. We also make available to our team members several benefits designed to promote an inclusive workplace like paid parental leaves, adoption support, discounted childcare tuition, and health plans that are available to dependents, spouses and domestic partners and include fertility and gender transition support. We also offer eligible team members a 401(k) plan, education assistance, access to financial education, a back-up childcare network and access to legal assistance.

Beyond basic insurance programs, Domino’s offers other wellness services to help team members manage and optimize their health. These no-cost programs include smoking cessation, diabetes and hypertension management, at-home physical therapy, and emotional support through Domino’s team member assistance program for all part-time and full-time team members and their dependents. Additionally, we provide up to 40 hours per year of sick time for all part-time and full-time team members, with no waiting period for our part-time team members who begin accruing sick pay on their first day of hire, and access to an outside wellness platform featuring 4,000+ videos on topics like mindfulness, exercise, nutrition, sleep, and financial well-being.

Talent Development and Recruiting

Having best-in-class talent across the globe is crucial to all aspects of Domino’s business, brand and long-term success. We are focused on attracting, developing and retaining high-performing, diverse teams and building an inclusive culture that inspires leadership, encourages innovative thinking and supports the development and advancement of all team members. Domino’s team members are empowered to drive their own success through different resources, training, and several development programs, including our G.O.L.D. (Global Operations Leadership Development) Program, our Supply Chain Services Driver Development Program and our Tech Rotation Program.

Our success will continue to depend on our ability to attract and retain qualified personnel to operate our stores, dough manufacturing and supply chain centers and international operations. To continue to strengthen our ability to attract and retain talent, in 2021 we launched a new Applicant Tracking System and have made continued investments in frontline team member wage rates in our U.S. Company-owned stores. On an annual basis, we also review scores for our team member engagement and culture surveys to identify strengths and opportunities for our brand.

The opportunity and potential at Domino’s is best represented in a key statistic: substantially all of our U.S. franchisees started as delivery drivers or in other in-store positions. With the vast majority of Domino’s U.S. franchisees developed from within our own system, the opportunity to become a small business owner is a profound and unique aspect of Domino’s culture and strength as a brand. Experienced store managers and other operators can apply for Franchise Management School (“FMS”). At FMS, these operators receive training for a successful transition from store management to store ownership.

Inclusion and Diversity Efforts

“Do the Right Thing” and “Put People First” are our top two core values at Domino’s. From those two values our Inclusion and Diversity mission was launched, and we have been relentless in our commitment to building and strengthening our culture every day. Our mission is to foster a more diverse, highly engaged workforce that sees our Company as the employer of choice and is representative of the communities we serve. We want our team members to feel comfortable bringing their unique experiences and diverse backgrounds to discussions where they can share, learn and listen together enabled by conscious inclusion practices and our leadership competencies.

Domino’s is focused on building an inclusive culture that welcomes and supports everyone and seeks to understand and listen to team members and our neighborhood community members. Our Inclusion and Diversity efforts are built with a strategic framework that encompasses three pillars:

Workforce – focused on the diversity of our workforce at all levels of the organization.

Workplace – focused on ensuring that our Company-owned stores, offices and supply chains are inclusive.

Marketplace – focused on ensuring our brand reaches and is relevant to all consumers.

As part our workplace initiatives, we provide leadership and funding to support team members in participating in Employee Resource Groups (“ERGs”). We currently have ERGs representing the Black, Hispanic and LGBTQ communities, as well as women in the workforce and individuals with disabilities, with more to come based on team member interest. We also make available to our team members several benefits designed to promote an inclusive workplace like paid parental leaves, adoption support, discounted childcare tuition, and health plans that are available to dependents, spouses and domestic partners and include fertility and gender transition support.

Corporate Stewardship

Our vision for stewardship is for Domino’s to deliver the power of possible every day for the communities we serve, our people and the planet. We drafted this inaugural brand vision, with notable goals and objectives to drive change in the years and decades to come, and with pillars that ladder up to our newly established long-term goals. We have initiated a new drive to better understand our environmental and social impacts. We engaged outside experts to measure and quantify our environmental footprint, and identify opportunities to improve. With the help of these experts, we conducted a materiality assessment, connected with key stakeholders inside and outside of the company and developed a baseline report for our carbon, water and land use footprint in the U.S. We have set two new significant commitments on greenhouse gas emissions, including a commitment to set and reach Science Based Targets by 2035 and achieve net zero carbon emissions by 2050.

Domino’s also has a long history of caring for the communities we serve. Our national philanthropic partner is St. Jude Children’s Research Hospital®, which is internationally recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national fundraising campaign called St. Jude Thanks and Giving®, the Domino’s system has contributed $95.7 million to St. Jude since our partnership began in 2004, including raising $13.6 million in 2021. In 2020, we committed to a 10-year, $100 million campaign to raise funds to build Domino’s Village at St. Jude, a planned housing complex that will accommodate up to 140 patient families during long-term stays at the hospital.

We also support the Domino’s Pizza Partners Foundation (the “Partners Foundation”). Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Primarily funded by team member and franchise contributions, the Partners Foundation is a separate, not-for-profit organization that has disbursed over $9.4 million over the past five years. The Partners Foundation is committed to meeting the needs of Domino’s team members facing crisis situations, such as fire, illness, natural disasters or other personal tragedies.

Domino’s recently announced a pledge of $3.0 million to support the Black community in the U.S., including $1.0 million to create the Company’s first Black Franchisee Opportunity Fund.

You can find more information about our initiatives and read our 2021 Corporate Stewardship Report, which includes both Sustainability Accounting Standards Board (SASB) and Global Reporting Initiative (GRI) indexed tables, at stewardship.dominos.com. The information included in this report is not incorporated by reference herein and should not be considered a part of this document.

Additional Disclosures

Working Capital

Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

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

Privacy and Data Protection

We are subject to a number of privacy and data protection laws and regulations both in the U.S. and globally. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increase in attention given to privacy and data protection issues with the potential to directly affect our business. This includes recently-enacted laws and regulations in the U.S. and internationally requiring notification to individuals and government authorities of security breaches involving certain categories of personal information. Any changes in privacy or data protection laws or regulations could also impact our marketing techniques and could change our marketing strategies. We have a privacy policy posted on our website at www.dominos.com. The security of our financial data, customer information and other personal information is a priority for us.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2021, there were no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in 2022.

Available Information

The Company makes available, free of charge, through its internet website ir.dominos.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a), 15(d), or 16 of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. Materials filed with the Securities and Exchange Commission are available at www.sec.gov. Retail orders from Domino’s stores can be made through its internet website www.dominos.com. The reference to these website addresses anywhere in this Annual Report on Form 10-K (the “Form 10-K”) does not constitute incorporation by reference of the information contained on the websites and information appearing on those websites, including ir.dominos.com, stewardship.dominos.com and www.dominos.com, should not be considered a part of this document.

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

Business, Operational and Industry Risks

The quick service restaurant ("QSR") pizza category and the food service and food delivery markets in general are highly competitive and such competition could adversely affect our operating results.

In the U.S., we compete primarily against regional and local companies as well as national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza®. Internationally, we compete primarily with Pizza Hut®, Papa John’s® and country-specific national and local companies. We may experience increased competition from existing or new companies in the delivery and carryout pizza categories, in addition to competition from order and delivery aggregators both in the pizza category and more broadly, that may create increasing pressures to grow our business in order to maintain our market share. Competition for both customers and drivers from these order and delivery aggregators and other food delivery services has substantially increased as order and delivery aggregators have continued to grow in size and scale. Additionally, we face competition from the supermarket industry and meal kit and food delivery providers, with the improvement of prepared food and meal kit offerings, expansion in meal delivery platforms and services and the trend towards convergence in grocery, deli, retail and restaurant services.

We also compete on a broader scale with quick service and other international, national, regional and local restaurants. The overall food service market, food delivery market and the QSR market are intensely competitive with respect to food quality, price, service, image, convenience and concept, and are often affected by changes in:

•
consumer tastes;
•
international, national, regional or local economic conditions;
•
marketing, advertising and pricing, including both price increases and discounting;
•
disposable purchasing power and demographic trends; and
•
currency fluctuations related to international operations.

We compete within the food service market and the QSR market not only for customers, but also for management and hourly employees, including store team members, drivers and qualified franchisees, as well as suitable real estate sites. We and our franchisees have recently faced an increasingly competitive labor market due to sustained labor shortages and increased turnover resulting in part from the COVID-19 pandemic which has caused us and our franchisees to in certain cases reduce store hours and delay store openings, and has prevented us from running promotions, which has impacted our sales, service levels and customer experience and could ultimately impact our growth and competitive position. Our success is also dependent in large part upon our ability to maintain and enhance the goodwill and reputation of our brand, our customers’ connection to our brand, and a positive relationship with our franchisees and the communities in which we and our franchisees operate.

Our supply chain segment is also subject to competition from outside suppliers. While substantially all U.S. franchisees purchased food, equipment and supplies from us in 2021, U.S. franchisees are not required to purchase food, equipment or supplies from us and they may choose to purchase from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our U.S. supply chain centers, our financial condition, business and results of operations would be adversely affected.

If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, loss of management or hourly employees, reduced service levels, disruption in our supply chain, the inability to take advantage of new business opportunities and the loss of market share, all of which would have an adverse effect on our operating results and could cause our stock price to decline.

Worldwide economic activity has been and is expected to continue to be adversely affected by the ongoing COVID-19 pandemic, the scale and scope of which is ultimately unknown, which could adversely affect our business, financial condition and results of operations.

The ongoing global COVID-19 pandemic continues to impact worldwide economic activity and create uncertainty. A public health pandemic such as COVID-19 poses the risk that we and/or our employees, franchisees, supply chain centers, suppliers, customers and other partners may be, or may continue to be, prevented from conducting business activities for an indefinite period of time, including due to shutdowns, travel restrictions, social distancing requirements, and other restrictions that have been or may be suggested or mandated by governmental authorities, or due to the impact of the disease itself on a business’ workforces. In addition, COVID-19 may impact the willingness of customers to purchase food prepared outside of the home. The COVID-19 pandemic may also have the effect of heightening many of the other risks described throughout this report, including but not limited to those relating to our growth strategy, our supply chain and increased food and labor costs, availability of labor, disruption in operations, loss of key employees, our indebtedness, general economic conditions and our international operations. In response to governmental requirements, we and our franchisees have implemented a number of measures, including, among others, temporarily closing certain of our stores, modifying certain stores’ hours and closing locations to in-store dining, though some of these measures have since been rolled back. We continue to monitor additional developments. We have also made additional operating changes in response to changes in consumer behavior and preferences resulting from COVID-19, including offering contactless delivery and carryout options to our customers. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business going forward, the continued spread of the virus and the measures taken in response have disrupted our operations and could disrupt our supply chain, which could adversely impact our business, financial condition and results of operations. The COVID-19 pandemic and mitigation measures have also impacted global economic conditions, which could have an adverse effect on our business and financial condition. The Company’s sales and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including inflation, changes to consumer demand, availability of labor, political instability or other changes. Potential federal, state, or local COVID-19 vaccine and/or testing mandates could also materially impact our results if we or our franchised stores face a reduction in available labor and/or incur additional compliance costs as a result of any imposed mandate. While the Company has seen an increase in sales in certain markets, including within the U.S., during the COVID-19 pandemic, including increased sales related to heightened reliance on delivery and carry-out businesses, future sales are not possible to estimate and it is unclear whether and to what extent sales will return to more normalized levels if and when consumer behavior and general economic and business activity return to pre-pandemic levels. The significance of the operational and financial impact to the Company will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be.

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

A significant component of our growth strategy includes the opening of new U.S. (both Company-owned as well as franchised stores) and international franchised stores. We and our franchisees face many challenges in opening new stores, including, among others:

•
construction, permitting or development delays relating to the ongoing COVID-19 pandemic;
•
employment and training of qualified personnel, including availability of store team members;
•
selection and availability of suitable new store sites and the ability to renew leases in quality locations;
•
availability and negotiation of leases and financing with acceptable terms;
•
securing required U.S. or foreign governmental permits, licenses and approvals; and
•
general economic and business conditions, including increases in food costs and labor costs which could impact profitability.

The opening of additional franchise stores also depends, in part, upon the availability of prospective franchisees who meet our criteria and the ability of these franchisees to attract and retain qualified personnel. Our failure to add a significant number of new stores would adversely affect our ability to increase revenues and operating income. Additionally, our growth strategy and the success of new stores depend in large part on the availability of suitable store sites. If we and our franchisees are not able to secure leases in desired locations on favorable terms, or to renew such leases, our business and results of operations may be adversely affected.

We and our franchisees are currently planning to expand our U.S. and international operations in many of the markets where we currently operate and in select new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. In addition, we expect to continue our strategy of building additional stores in markets and regions where we have existing stores, a strategy we refer to as “fortressing,” which may negatively impact sales at existing stores. Therefore, as we continue to expand, we or our franchisees may not experience the operating margins we expect, our results of operations may be negatively impacted, and our stock price may decline. Additionally, we have an equity investment in DPC Dash Ltd (“DPC Dash”), as further discussed elsewhere in this report. Through its subsidiaries, DPC Dash serves as the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. These types of investments are inherently risky. If DPC Dash does not succeed or is unable to successfully execute its growth strategy, we may be forced to record impairment charges and could lose some or all of our investment.

We may also pursue strategic acquisitions as part of our business. If we are able to identify acquisition candidates, such acquisitions may be financed, to the extent permitted under our debt agreements, with substantial debt or with potentially dilutive issuances of equity securities and may not be successful.

Labor shortages and increases in food, labor and other costs could adversely affect our profitability and operating results.

We have recently experienced increased labor shortages at many of our stores and supply chain centers and our franchisees have experienced similar labor shortages at their stores. While there historically has been some level of ordinary course turnover of employees, the COVID-19 pandemic and resulting actions and impacts have exacerbated labor shortages and increased turnover. Labor shortages and increased turnover rates within our team members and the employees of our franchisees have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain team members and could negatively affect our and our franchisees’ ability to efficiently operate our respective businesses and result in a negative impact on service and customer experience. Given the inflation rates in fiscal 2021, there has been and may continue to be increases in food costs and labor costs which have and could further impact our profitability and that of our franchisees and which could impact the opening of new U.S. and international franchised stores and adversely affect our operating results. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs and profitability and those of our franchisees and could result in menu price increases. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees and to the extent we were to raise menu prices to offset these costs, could result in decreased consumer demand, sales and profitability. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. For example, we have experienced increased volatility in prices for some ingredients during the COVID-19 pandemic, which may continue even if the pandemic recedes. Cheese is a significant cost to us, representing approximately 25% of the market basket purchased by our Company-owned stores.

Additionally, while we strive to engage in a competitive bidding process for our ingredients, because certain of these ingredients, including meat products, may only be available from a limited number of vendors, we may not always be able to do so effectively. Furthermore, if we need to seek new suppliers, we may be subject to pricing or other terms less favorable to us than those reflected in our current supply arrangements. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. In addition to the increases in labor costs described above, several jurisdictions in which we operate have recently approved minimum wage increases. Federal, state and local proposals that increase minimum wage requirements or mandate other employee matters could, to the extent implemented, materially increase our labor and other costs. As more jurisdictions implement minimum wage increases, we expect our labor costs will continue to increase. The advent of legislation aimed at predictive scheduling could impact labor for our stores and our franchisees’ stores. Additionally, while we do not currently have any unionized employees, certain employees of other companies in our industry have recently become unionized. If a significant portion of our employees were to become unionized, our labor costs could increase and our business could be negatively affected by other union requirements that increase our costs, disrupt our business, reduce our flexibility and impact our employee culture. Further, our responses to any union organizing efforts could negatively impact how our brand is perceived. Labor costs and food costs, including cheese, generally represent approximately 50% to 60% of the sales at a typical Company-owned store.

Shortages, interruptions or disruptions in the supply or delivery of fresh food products and store equipment could adversely affect our operating results.

We and our franchisees are dependent on frequent deliveries of food products that meet our specifications as well as adequate supply of store equipment. We have single suppliers or a limited number of suppliers for certain of our ingredients, including pizza cheese and meat toppings. While we believe there are adequate reserve quantities and potential alternative suppliers, shortages, interruptions, or disruptions in the supply of food products and store equipment caused by increased demand, capacity constraints, problems in production or distribution, product recalls, financial or other difficulties of suppliers, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients and equipment. We have in the past experienced disruptions within our supply chain resulting from, among other things, capacity, volume, systems, staffing, operational and COVID-19-related challenges and may experience such supply chain disruptions again in the future, which could materially and adversely affect our business and operational results. Additionally, the effects of climate change could increase the frequency and duration of weather impacts on our operations and could adversely affect our operating results.

The food service market is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may reduce the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes, international, national, regional and local economic conditions, marketing, advertising, pricing, including both price increases and discounting, and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as healthier, our business and operating results would be harmed. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do. The preferences of customers also may change as a result of advances in technology or alternative delivery methods or channels. If we are not able to respond to these changes, or our competitors respond to these changes more effectively, our business and operating results could be adversely affected.

Reports of product contamination, food-borne illness or food tampering may reduce sales and harm our business.

Reports, whether true or not, of product contamination, food-borne illnesses (such as E. coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the QSR market and could in the future as well. These events could occur both at the store and supply chain center levels. If such an event was to occur, we may not be able to respond to it quickly and effectively. The potential for acts of terrorism affecting our global food supply also exists and, if such an event occurs, could have a negative impact on us and could severely hurt sales and profits. In addition, our reputation is an important asset; as a result, anything that damages our reputation could immediately and severely affect our sales and profits. Media reports of product contamination, illnesses and injuries, whether accurate or not, could force some stores to close or otherwise reduce sales at such stores. Moreover, as further described below, social media has dramatically increased the rate at which negative publicity, including as it relates to food-borne illness, can be disseminated before there is any meaningful opportunity to respond to or address an issue. Even reports of food-borne illnesses or food tampering occurring solely at the restaurants of competitors could, by resulting in negative publicity about the restaurant industry in general, adversely affect us on a local, regional, national or international basis. Our international operations expose us to further risk as our master franchisees are responsible for obtaining their own supply of food and equipment, subject to their compliance with our quality standards. A decrease in sales due to these health concerns or negative publicity or as a result of the closure of any Domino’s stores could adversely affect our results of operations.

We do not have long-term contracts with certain of our suppliers, and as a result they could seek to significantly increase prices or fail to deliver.

We do not have long-term contracts or arrangements with certain of our suppliers. Although in the past we have not experienced significant problems with our suppliers, our suppliers may implement significant price increases or may not meet our requirements, including those that may result from increases in volume, in a timely fashion or at all. The occurrence of any of the foregoing could have a material adverse effect on the ability of our supply chain centers to deliver necessary products to our stores and those of our franchisees and on our results of operations.

Any prolonged disruption in the operations of any of our dough manufacturing and supply chain centers could harm our business.

We operate 21 regional dough manufacturing and supply chain centers in the U.S., two thin crust manufacturing facilities, one vegetable processing center and one center providing equipment and supplies to our U.S. and certain international stores. We also operate five dough manufacturing and supply chain centers in Canada. We plan to continue investing in additional supply chain capacity in the future given the capacity limitations we are currently facing resulting from the growth of our business. Our U.S. dough manufacturing and supply chain centers service all of our Company-owned and substantially all of our U.S. franchise stores. As a result, any prolonged disruption in the operations of any of these facilities, whether due to technical, systems, operational or labor difficulties, destruction or damage to the facility, real estate issues, limited capacity or other reasons, could adversely affect our business and operating results.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.

The use of social media platforms, including blogs, social media websites, chat platforms, and other forms of internet-based communications that allow individuals access to a broad audience of consumers and other persons, including to our customers and the general public, and other consumer-oriented technologies has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. Negative publicity related to our food products or stores or negative publicity related to actions by our executives, team members or franchisees and their team members or others perceived to be associated with us or our franchisees could harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the accuracy of such negative publicity. Failure to use or respond to social media campaigns effectively could lead to a decline in brand value and revenue. In addition, a failure of us, our employees, our franchisees or third parties acting at our direction to abide by applicable laws and regulations in the use of social media may adversely impact our brand, reputation, marketing partners, financial condition, and results of operations or subject us or our franchisees to fines or other penalties.

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

While we do not have long-term employment agreements with our executive officers, for all of our executive officers we have non-compete and non-solicitation agreements that extend for 24 months following the termination of such executive officer’s employment. Our success will also continue to depend on our ability to attract and retain qualified personnel to operate our stores, dough manufacturing and supply chain centers and international operations. The loss of these employees or our inability to recruit and retain qualified personnel, including store-level team members, or our inability to adequately respond to changes in the labor market, could have a material adverse effect on our operating results. Changes we make to our current and future work environments may not meet the needs or expectations of our employees and may be perceived as less favorable compared to other companies' policies, which could negatively impact our ability to hire and retain qualified personnel.

Our international operations subject us to additional risk. Such risks and costs may differ in each country in which we and our franchisees do business and may cause our profitability to decline due to increased costs.

We conduct a significant and growing portion of our business outside the U.S. Our financial condition and results of operations may be adversely affected if global markets in which our franchise stores compete are affected by changes in political, economic or other factors. These factors, many over which neither we nor our master franchisees have control, may include both internal and external factors including:

•
recessionary or expansive trends in international markets and global markets and economic downturns;
•
changing labor conditions and difficulties in staffing and managing our foreign operations;
•
increases in the taxes we pay and other changes in applicable tax laws both in the U.S. and globally;
•
tariffs and trade barriers;
•
legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws; changes in inflation rates or exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;
•
ongoing and new relationships between our master franchisees and order and delivery aggregators our master franchisees may partner with internationally and the success of those aggregators and relationships;
•
difficulty in collecting our royalties and longer payment cycles;
•
expropriation of private enterprises;
•
the inherent risk of doing business in China resulting from our equity investment in DPC Dash;
•
increases in anti-American sentiment and the identification of Domino’s as an American brand; and
•
political and economic instability and uncertainty around the world, including uncertainty arising from the ongoing COVID-19 pandemic.

Our earnings and business growth strategy depend on the success of our franchisees, and we may be harmed by actions taken by our franchisees, or employees of our franchisees, that are outside of our control.

A significant portion of our earnings comes from royalties and fees generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide tools that franchisees can consider using in training their employees, but the quality of franchise store operations and our brand and branded products may be diminished by numerous factors beyond our control. Consequently, franchisees may not operate stores in a manner consistent with our standards and requirements or they or their employees may take other actions that adversely affect the value of our brand. In such event, our business and reputation may suffer, and as a result our revenues and stock price could decline. Our success also depends in part on continuing positive relationships with our franchisees (and positive relationships between our international master franchisees and their corresponding sub-franchisees) and if those relationships were to deteriorate, our revenues and stock price could decline. While we try to ensure that franchisees maintain the quality of the Domino’s brand and branded products and comply with their franchise agreements, franchisees may take actions that adversely affect the value of our intellectual property or reputation or that are inconsistent with their contractual obligations. Although our franchise arrangements permit the applicable franchisor to terminate a franchise agreement under certain circumstances, including the failure by franchisees to uphold quality standards, there can be no assurance that such remedy will be available or sufficient to prevent harm to our brand and protect our intellectual property.

As of January 2, 2022, we had 735 U.S. franchisees operating 6,185 U.S. stores. As of that same date, 22 of these franchisees each owned and operated more than 50 U.S. stores, including our largest U.S. franchisee who owned and operated 177 stores and the average U.S. franchisee owned and operated approximately eight stores. Our international master franchisees are generally responsible for the development of significantly more stores than our U.S. franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our U.S. operations. As of January 2, 2022, our largest international master franchisee operated 3,229 stores in 10 markets, which accounted for approximately 26% of our total international store count. Our U.S. and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brand and branded products and believe that they are very important to our business. We rely on a combination of trademarks, copyrights, trade secrets and similar intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks in order to capitalize on our name recognition, increase brand awareness and further develop our branded products in both U.S. and international markets. We have registered certain trademarks and have other trademark applications pending in the U.S. and foreign jurisdictions. Not all of the trademarks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for “Domino’s” or similar marks in countries where Domino’s has not registered its brand. Accordingly, we may not be able to adequately protect our trademarks everywhere in the world and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. All of the steps we have taken to protect our intellectual property globally may not be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. We may, from time to time, be required to institute or defend litigation to enforce our intellectual property rights, or to protect our trade secrets. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, or damage to our employee and business relationships, any of which could subject us to loss and harm our brand.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, suppliers or employees. Many retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced and we may further be negatively impacted to the extent outdated or legacy systems cease to function appropriately. We have in the past been and in the future may also be subject to negative impacts to our business caused by cyber incidents relating to our third-party service providers or the service providers of those third parties or our franchisees.

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

Our and our franchisees’ operations depend upon our ability and the ability of franchisees, third-party service providers and the service providers of those third parties (as well as franchisees’ third-party service providers and the service providers of those third parties), to protect computer equipment and systems against damage from theft, fire, power loss, telecommunications failure and other catastrophic or unanticipated events, as well as internal and external security incidents, viruses, denial-of-service attacks, phishing attacks, ransomware attacks and other intentional or unintentional disruptions. A significant portion of our retail sales depends on the continuing operation of our information technology and communications systems, including Domino’s PULSE™, our online and mobile ordering platforms and our credit card processing systems. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, a compromise in our security or other unanticipated problems has at times in the past and in the future could result in interruptions to or delays in our and our franchisees’ operations. Some of our systems are not fully redundant, and our system’s disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in service.

In addition, the implementation of technology changes and upgrades to maintain and upgrade our systems, errors or vulnerabilities in our systems, or damage to or failure of our systems, including because of systems becoming obsolete, could result in interruptions in our services and non-compliance with certain laws or regulations, which could reduce our sales, revenues and profits and damage our business and brand. Furthermore, as a result of the COVID-19 pandemic, certain of our employees have been required to work from home for an extended period of time. The significant increase in remote working, particularly for an extended period of time, could exacerbate certain risks to our business, including an increased risk of cyber incidents and improper dissemination of personal or confidential information. Because we and our franchisees accept electronic forms of payment from customers including credit cards, our business requires the collection and retention of customer data, including sensitive financial data and other personally identifiable information in various information systems that we and our franchisees maintain and in those maintained by third parties with whom we and our franchisees contract to provide payment processing. A weakness in such third party’s systems or software products (or in the systems or software products in the service providers of those third parties) may provide a mechanism for a cyber threat. In recent years, a significant number of companies have experienced security data breaches in which customer information was stolen through vendor access channels. While we select our third-party suppliers carefully, cyber-attacks and security data breaches at a payment processing contractor could compromise confidential information or adversely affect our ability to deliver products and services to our customers. These problems could negatively affect our results of operations, and remediation could result in significant, unplanned capital investments.

We also maintain important internal Company data, such as personally identifiable information about our employees and franchisees and information relating to our operations. In addition, more than half of all global retail sales in 2021 were derived from digital channels, primarily through our online ordering website and mobile applications, where customers enter personally identifiable information that we retain. Our use and retention of personally identifiable information is regulated by foreign, federal and state laws and regulations, as well as by certain third-party agreements. For example, the Court of Justice of the European Union invalidated the U.S. – E.U. Privacy Shield framework, which was a commonly relied upon mechanism for exchanging personal data from the European Union to the U.S., in the July 16, 2020 “Schrems II” decision (Case C-311/18 Data Protection Commissioner v. Facebook Ireland and Maximillian Schrems) and the State of California has adopted the California Privacy Rights Act of 2020, an amendment to the California Consumer Privacy Act, both of which may require companies to change their handling of personal data. In addition, the State of New York promulgated the New York SHIELD Act which imposed obligations on businesses to implement physical, administrative and technical security measures to protect personal data by the March 21, 2020 effective date. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations, and our current and future planned uses of personal and other data may be adversely affected by future adopted privacy and information security laws, regulations and rulings. If our security and information systems are compromised or if we, our employees or franchisees fail to comply with these laws, regulations or contract terms, or to successfully implement processes related to requirements, laws and regulations governing cyber incidents could require us to notify customers, employees or other groups, and could result in adverse publicity, loss of sales and cash flows, increased fees payable to third parties and fines, penalties or remediation and other costs that could adversely affect our reputation, business and results of operations. Any other material disruption or other adverse event affecting one or more of our digital ordering platforms, including, for instance, power loss, technological or systems failures, user error or cyber-attacks, could similarly result in adverse publicity, loss of sales and cash flows and other costs, which could in turn materially and adversely affect our reputation, business and results of operations.

We cannot predict the impact that new or improved technologies in general, alternative methods of delivery, including autonomous vehicle delivery, or changes in consumer or employee behavior facilitated by these technologies and alternative methods of delivery will have on our business.

Advances in technologies in general or alternative methods of delivery, including advances in digital ordering technology and autonomous vehicle delivery, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business and market position. Moreover, technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable customer proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business. In addition, our competitors, some of whom have greater resources (financial or otherwise) than we do, may be able to benefit from changes in technologies or consumer acceptance of alternative methods of delivery, which could harm our competitive position.

There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery, or to effectively adjust our product mix, service offerings, and marketing and merchandising initiatives for products and services that address, and anticipate advances in, technology and market trends. Alternative methods of delivery may also impact the potential labor pool from which we recruit our delivery experts and could reduce the available supply of labor. If we are not able to successfully respond to these challenges, our business, market share, financial condition, and operating results could be materially and adversely affected.

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
•
those relating to franchisee insurance, including the inadequacy of, or inability to obtain, insurance coverage, losses in excess of policy limits or payments not being made on a timely basis, extraordinary hazards not being subject to coverage (or only being subject to coverage at prohibitively high rates) or third parties seeking to recover losses from us to the extent those losses experienced by such third parties are either not covered by the franchisee’s insurance or exceed the policy limits of the franchisee’s insurance;
•
those relating to instances of termination of or default under a franchisee’s franchise agreement or the non-renewal thereof at the end of such agreement’s expiration date and the corresponding impact on the franchisee’s or our operations;
•
those relating to product liability exposure or noncompliance with health and safety regulations and the impact such events could have on a franchisee’s ability to make payments under applicable franchise agreements, on us if an aggrieved party seeks to recover their losses from us and on our brand’s reputation;
•
the imposition of injunctive relief, fines, damage awards or capital expenditures under the Americans with Disabilities Act of 1990, as amended, or other laws or regulations that could adversely affect the ability of a franchisee to make payments under applicable franchise agreements;
•
litigation involving franchisees, including litigation involving us or litigation involving a third-party directed at a franchisee, which could decrease the ability of a defendant-franchisee to make its royalty payments and divert our resources regardless of whether the allegations in such litigation are valid or whether we are liable; and
•
those relating to the reliance of a franchised store business on its franchisees and the nature of franchisees in general, including the retention of franchisees (especially including our top-performing franchisees) in the future or our ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber in the future as well as our ability to maintain a positive and constructive relationship with our franchisees.

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

Environmental, social and governance matters may impact our business and reputation.

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance. A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, major institutional investors have publicly emphasized the importance of such ESG matters to their investment decisions. Further, in December 2021, we announced our goal to set and reach Science Based Targets by 2035 and achieve net zero carbon emissions by 2050. Execution of these strategies and achievement of these goals are subject to risks and uncertainties, many of which are outside of our control and may prove to be more costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to execute our strategies and achieve our goals within the currently projected costs and the expected timeframes; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments; the success of our collaboration with franchisees and other third parties; and the actions of competitors and competitive pressures. There is no assurance that we will be able to successfully execute our strategies and achieve our goals. Failure to achieve our goals could damage our reputation and customer, investor and other stakeholder relationships. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on our stock price. There also has been increased political focus, including by U.S. and foreign governmental authorities, on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water consumption. Legislative, regulatory or other efforts to combat climate change or other ESG concerns could also result in new or more stringent forms of oversight and expanding mandatory and voluntary reporting, diligence and disclosure, which could increase costs, bring additional focus and further impact our business, results of operations and financial condition. Any failure or perceived failure by us to manage ESG issues successfully could have a material adverse effect on our reputation and on our business, results of operations, financial condition or stock price, including the sustainability of our business over time.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We have a substantial amount of indebtedness. As of January 2, 2022, our consolidated total indebtedness was approximately $5.07 billion. We may also incur additional debt, which would not be prohibited under the terms of our current securitized debt agreements. Our substantial indebtedness could have important consequences for our business and our shareholders. For example, it could:

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

Further, our variable funding notes bear interest at fluctuating interest rates that in certain circumstances is based on the London interbank offered rate (“LIBOR”), and there is currently uncertainty around whether LIBOR will continue to exist going forward. Following completion of a consultation regarding cessation of LIBOR settings in January 2021 and receipt, from a majority of the panel banks, of notices of future departure with respect to each LIBOR setting, ICE Benchmark Administration Limited, the administrator for LIBOR, confirmed its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately after December 31, 2021, and the remaining U.S. dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023.

The Financial Conduct Authority (the “FCA”) also stated that, while most available tenors for U.S. dollar LIBOR will be available for legacy contracts after December 31, 2021, such tenors may not be used in new contracts. The FCA will consult regarding the use of new powers to be granted by the EU and UK governments which would permit the FCA to require panel banks to continue to publish certain LIBOR settings on a “synthetic” basis until the end of 2022, including the use of such powers for one-month, three-month and six-month U.S. dollar LIBOR settings. However, the FCA also stated that any continued publication of “synthetic” LIBOR would not be representative and would only be for use in legacy contracts. In addition, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation had previously released a statement that (i) encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than U.S. dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after the discontinuation of U.S. dollar LIBOR and (iii) explained that extending the publication of certain U.S. dollar LIBOR tenors until June 30, 2023 would allow most legacy U.S. dollar LIBOR contracts to mature before LIBOR begins experiencing disruptions. In the United States, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”).

Our 2021 Variable Funding Notes loan documents contemplate a transition from LIBOR to SOFR in the event that LIBOR ceases to exist. Because the composition and characteristics of SOFR are not the same as those of LIBOR, in such event, there can be no assurance that SOFR will perform the same way LIBOR would have at any given time or for any applicable period and how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR occurs as anticipated. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

Downgrades in our credit ratings could impact our ability to access capital and materially and adversely affect our business, financial condition and results of operations.

Our debt is rated by credit rating agencies. These agencies may downgrade their credit ratings for us based on the performance of our business, our capital strategies or their overall view of our industry. There can be no assurance that any rating assigned to our currently outstanding indebtedness will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that agency’s judgment, circumstances so warrant. A downgrade of our credit ratings could, among other things, increase our cost of borrowing, limit our ability to access capital, result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, including restrictions on our ability to pay dividends or repurchase shares, or require us to provide collateral for future borrowings, and thereby adversely impact our business and results of operations.

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

Unless and until we repay all outstanding borrowings under our securitized debt, we will remain subject to the restrictive terms of these borrowings. The securitized debt, under which certain of our wholly-owned subsidiaries issued and guaranteed fixed rate notes and variable funding senior revolving notes, contain a number of covenants, with the most significant financial covenant being a debt service coverage calculation. These covenants limit the ability of certain of our subsidiaries to, among other things:

•
sell assets;
•
alter the business we conduct and engage in mergers, acquisitions and other business combinations;
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

During the term following issuance, the outstanding senior notes will accrue interest in accordance with the terms of the debt agreements. Additionally, our senior notes have original scheduled principal payments of $51.5 million in each of 2022, 2023 and 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031. In accordance with our debt agreements, the payment of principal on the outstanding senior notes may be suspended if the leverage ratio for the Company is less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined in the indenture governing our securitized debt, and no catch-up provisions are applicable.

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

In addition, class action lawsuits have been filed, and may continue to be filed, against various QSR alleging, among other things, that QSRs have failed to disclose the health risks associated with high-fat foods and that QSR marketing practices have encouraged obesity. State attorney general offices or other regulators have initiated and may in the future initiate investigations or enforcement actions against us. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity resulting from such allegations may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable, and could result in a substantial settlement, fine, penalty or judgment against us.

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

We and our franchisees are subject to extensive laws and government regulation and requirements issued by other groups and our failure to comply with existing or increased laws and regulations could adversely affect our business and operating results.

We are subject to numerous federal, state, local and foreign laws and regulations, as well as requirements issued by other groups, including those relating to:

•
the preparation, sale and labeling of food;
•
building and zoning requirements and environmental protection;
•
labor and employment, including minimum wage, overtime, insurance, discrimination and other labor requirements as well as working and safety conditions;
•
franchise arrangements;
•
taxation;
•
antitrust;
•
payment card industry standards and requirements; and
•
information privacy and consumer protection.

We are subject to an FTC rule and to various state and foreign laws that govern the offer and sale of franchises. These laws regulate various aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines or other penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business.

We and our franchisees face various regulatory and legislative efforts to enforce employment laws, such as efforts to categorize franchisors as the co-employers or joint employers of their franchisees’ employees or to aggregate individual franchised businesses and classify them as large employers for minimum wage or other employment-related purposes. In August 2015, the National Labor Relations Board ("NLRB") adopted a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. The NLRB issued a final rule which became effective April 27, 2020 that reinstates the standard that was in place before August 2015.

In December 2019, the NLRB directed an administrative law judge to approve settlement agreements (rather than rejecting the settlement and allowing the claims asserting that the franchisor should be the joint employer of its franchisees’ employees to proceed) in a decision related to another franchise system; however, an appeal of that decision is pending. The National Labor Relations Board (NLRB) announced on December 10, 2021 that it will again revisit its joint employer standard. If the August 2015 standard is restored or is adopted by other government agencies and/or applied generally to franchise relationships, it could cause us to be liable or held responsible for unfair labor practices and other violations of our franchisees and subject us to other liabilities, and require us to conduct collective bargaining negotiations regarding employees of totally separate, independent employers, most notably our franchisees. In such event, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability.

Additionally, depending upon the outcome and application of certain legal proceedings pending or concluded in federal court in California involving the California wage and hour laws in another franchise system, franchisors may be subject to claims that their franchisees should be treated as employees and not as independent contractors under the wage and hour laws of that state and, potentially, certain other states and localities with similar wage and hour laws. Further, the California legislature recently enacted a statute known as Assembly Bill 5 (AB-5), which went into effect on January 1, 2020. AB-5 requires “gig economy” workers to be reclassified as employees instead of independent contractors. However, depending upon the application of AB-5, franchisors in certain industries could be deemed to be covered by the statute, in which event certain franchisees could be deemed employees of the franchisors. While active efforts to narrow the reach of AB-5 continue, a bill (SB 967), which was introduced specifically to exempt the relationship between a franchisor and franchisee from the scope of AB-5, was not successful in the legislature. On November 3, 2020, the California electorate approved proposition 22, the effect of which is to exempt app-based transportation (ride shares) and delivery drivers from the application of AB-5 by treating these workers as independent contractors, rather than employees, provided certain conditions are met. The ballot measure does not affect how AB-5 applies to other businesses and workers. If misclassification claims are successful against or applied to a franchisor under AB-5 or any other similar state law, a franchisor could be liable to its franchisees (and potentially their employees) based the rights and remedies available to employees under such laws and, thereafter, have to treat its franchisees (and their employees) as the franchisor’s employees under these laws.

We and our franchisees are subject to the Fair Labor Standards Act of 1938, as amended (the “Fair Labor Standards Act”), which, along with the Family and Medical Leave Act, governs such matters as minimum wage and overtime requirements and other working conditions and various family leave mandates, as well as a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We and our franchisees have experienced and expect further increases in payroll expenses as a result of government-mandated increases in the minimum wage, and although such increases are not currently expected to be material, there may be material increases in the future. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for Domino’s and franchisees’ stores in a particular area or across the United States. In addition, third-party suppliers may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to us. Such increased expenses may cause our franchisees to exit the business or cause us to reduce the number of company-owned stores, or otherwise adversely affect the amount of royalty payments and license fees we receive. On January 12, 2020, the U.S. Department of Labor announced a final rule to update and clarify the definition of joint employer under the Fair Labor Standards Act. Under the final rule, the general test for assessing whether a party can be deemed a joint employer would be based upon whether that party (i) hires or fires the employee; (ii) supervises and controls the employee’s work schedule or conditions of employment; (iii) determines the employee’s rate and method of payment; and (iv) maintains the employee’s employment records. In the final rule, the Department of Labor describes instances in which joint employment would not be more or less likely to be found to exist under the Fair Labor Standards Act, which, according to the Department of Labor, includes the relationships that exist under the typical franchise business model. This rule may reduce a franchisor’s risk of liability that currently exists under the joint employer standard now in effect under the Fair Labor Standards Act (though ultimately, the facts specific to the franchisor-franchisee model at issue would be considered when determining liability). On September 8, 2020, a federal district court struck down a significant portion of the final rule, and an appeal of that decision is currently pending. On July 29, 2021, the current administration’s Department of Labor issued a final rule rescinding the 2020 rule. The Department of Labor may revert to the more expansive interpretation of joint employer that existed prior to the adoption of the 2020 rule and/or interpretations that could result in franchisors being held liable or responsible for Fair Labor Standards Act violations by their franchisees. The rules of the Department of Labor are separate from the joint employer standard under the National Labor Relations Act or, as described above, potential liability as a joint employer under the National Labor Relations Act.

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

The Patient Protection and Affordable Care Act (as amended, the “Affordable Care Act”) requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. The majority of the increases in these costs began in 2015, and while the incremental costs of this program have not been material to us to date, we cannot predict what effect these costs will have on our results of operations and financial position, or the effects of the Affordable Care Act on some of our larger franchisees. Modifications to, or repeal of, all or certain provisions of the Affordable Care Act are also possible. Changes in tax laws or tax policy more broadly, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction or any change in the pronouncements relating to accounting for income taxes could also impact our financial condition and results of operations. We may also become subject to legislation or regulation seeking to tax and/or regulate high-fat foods, foods with high sugar and salt content, or foods otherwise deemed to be “unhealthy,” and our capital expenditures could increase due to remediation and compliance measures related to these laws or regulations.

Adverse government regulations and enforcement efforts or non-compliance by us or our franchisees with any of the foregoing laws and regulations could lead to various claims or governmental or judicial fines, sanctions or other enforcement measures, which could negatively impact our business.

Market and General Risks

Fluctuations in value of the U.S. dollar in relation to other currencies may lead to lower revenues and earnings.

Exchange rate fluctuations could have an adverse effect on our results of operations. International franchise royalties and fees represented approximately 6.8%, 6.1% and 6.7% of our total revenues in 2021, 2020 and 2019, respectively, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. Sales made by franchise stores outside the U.S. are denominated in the currency of the country in which the store is located, and this currency could become less valuable in U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the U.S. or lower profitability to our franchisees outside the U.S., or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in our international markets would have resulted in a negative impact on international royalty revenues of approximately $26.5 million in 2021.

Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control, and if we fail to meet the expectations of securities analysts or investors, our stock price may decline significantly or be subject to significant fluctuations.

Our annual and quarterly financial results, including our sales and operating results, can vary significantly from quarter-to-quarter and year-to-year depending on various factors, many of which are beyond our control. These factors include, among other things:

•
variations in the timing and volume of our sales and our franchisees’ sales, including same store sales;
•
the timing of expenditures in anticipation of future sales;
•
changes in the cost or availability of our ingredients or labor;
•
planned or actual changes to our capital or debt structure;
•
strategic actions by us or our competitors, such as sales promotions, acquisitions or restructurings;
•
changes in our dividend policy or any share repurchase program;
•
significant litigation or legislation or other regulatory developments affecting us or our industry;
•
changes in competitive and economic conditions generally as well as general market conditions; and
•
foreign currency exposure.

As a result, our operational performance may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. Any such decline may cause us and our franchisees to experience lower sales revenue. We anticipate that fluctuations in operating results will continue in the future, and such fluctuations may result in significant fluctuations or a significant decline in our stock price.

Actions of activist investors could negatively impact our business and the value of our stock price.

Publicly-traded companies have increasingly become subject to activist investor campaigns. Responding to actions of an activist investor may be a significant distraction for our management and staff and could require us to expend significant time and resources, including legal fees and potential proxy solicitation expenses. Any of these conditions could materially and adversely affect our financial performance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 285,000 square feet for our World Resource Center, including our Domino’s Innovation Garage, located in Ann Arbor, Michigan under an operating lease with Domino’s Farms Office Park, L.L.C., an unrelated company. The lease, as amended, expires in 2029 and has two five-year renewal options.

We own five supply chain center buildings. All other U.S. and international supply chain centers are leased by us, under leases ranging between five and 21 years with one or two five-year renewal options. All buildings for U.S. Company-owned stores are leased by us, typically under ten-year leases with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements, but we plan to continue investing in additional capacity initiatives in the future.

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

Item 4A. Executive Officers of the Registrant.

The listing of executive officers of the Company is set forth under Part III Item 10. Directors, Executive Officers and Corporate Governance, which is incorporated herein by reference.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 22, 2022, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 36,036,184 were issued and outstanding. As of February 22, 2022, there were 1,563 registered holders of record of Domino’s Pizza, Inc.’s common stock. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.”

Our Board of Directors declared a quarterly dividend of $1.10 per common share on February 24, 2022 payable on March 30, 2022 to shareholders of record at the close of business on March 15, 2022.

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

As of January 2, 2022, we had a Board of Directors-approved share repurchase program for up to $1.0 billion of our common stock, of which $704.1 million remained available for future purchases of our common stock. Any future purchases of our common stock would be funded by current cash amounts, available borrowings or future excess cash flow. The following table summarizes our repurchase activity during the fourth quarter ended January 2, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
Period #10 (September 13, 2021 to October 10, 2021)	195,777	$487.96	194,860	$825,219
Period #11 (October 11, 2021 to November 7, 2021)	162,877	472.37	161,770	748,822
Period #12 (November 8, 2021 to December 5, 2021)	53,711	512.64	53,007	721,660
Period #13 (December 6, 2021 to January 2, 2022)	33,448	525.04	33,448	704,098
Total	445,813	$488.02	443,085	$704,098

(1)
2,728 shares were purchased as part of the Company’s employee stock purchase discount plan. During the fourth quarter, the shares were purchased at an average price of $495.08.
(2)
Subsequent to the end of the fourth quarter of 2021, the Company repurchased and retired an additional 100,810 shares of common stock for $47.7 million, or an average price of $472.78 per share.

Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

The following comparative stock performance line graph compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. (NYSE: DPZ) for the five-year period between December 31, 2016 and December 31, 2021, with cumulative total return on (i) the Standard & Poor’s 500 Index (the “S&P 500”) and (ii) the peer group, the Standard & Poor’s 400 Restaurant Index (the “S&P 400 Restaurant Index”). Management believes that the companies included in the S&P 400 Restaurant Index appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the S&P 500 Index and the S&P 400 Restaurant Index on December 31, 2016.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter. Every five or six years our fiscal year includes an extra (or 53rd) week in the fourth quarter. Fiscal 2021 and 2019 each consisted of 52 weeks and fiscal 2020 consisted of 53 weeks.

In this section, we discuss the results of our operations for the year ended January 2, 2022 compared to the year ended January 3, 2021. For a discussion of the year ended January 3, 2021 compared to the year ended December 29, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 3, 2021.

Description of the Business

Domino’s is the largest pizza company in the world, with more than 18,800 locations in over 90 markets around the world as of January 2, 2022, and operates two distinct service models within its stores with a significant business in both delivery and carryout. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. Although we are a highly-recognized global brand, we focus on value while serving neighborhoods locally through our large network of franchise owners and Company-owned stores.

Our business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties and fees to our independent franchisees. We also generate revenues and earnings by selling food, equipment and supplies to franchisees, primarily in the U.S. and Canada, and by operating a number of Company-owned stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza brand to master franchisees. These master franchisees are charged with developing their geographical area, and they can profit by sub-franchising and selling food and equipment to those sub-franchisees, as well as by running pizza stores directly. We believe that everyone in the system can benefit, including the end consumer, who can feed their family conveniently and economically.

Our financial results are driven largely by retail sales at our franchise and Company-owned stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and we strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees, as well as Company-owned store and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza brand, the results of our extensive advertising through various media channels, the impact of technological innovation and digital ordering, our ability to execute our strong and proven business model and the overall global economic environment.

Our business model can yield strong returns for our franchise owners and our Company-owned stores. It can also yield significant cash flow to us, through a consistent franchise royalty payment and supply chain revenue stream, with moderate capital expenditures. We have historically returned cash to shareholders through dividend payments and share repurchases since becoming a publicly-traded company in 2004. We believe we have a proven business model for success, which includes leading with technology, service and product innovation and leveraging our global scale, which has historically provided strong returns for our shareholders

Critical accounting estimates

The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates, including those related to long-lived assets, casualty insurance reserves and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates, and changes in estimates could materially affect our results of operations and financial condition for any particular period.

We believe that our most critical accounting estimates are:

Long-lived assets

We record long-lived assets, including property, plant and equipment and capitalized software, at cost. For acquisitions of franchise operations, we estimate the fair values of the assets and liabilities acquired based on physical inspection of assets, historical experience and other information available to us regarding the acquisition. We depreciate and amortize long-lived assets using useful lives determined by us based on historical experience and other information available to us. Our estimates of the useful lives of our long-lived assets have not changed during the periods presented. We evaluate the potential impairment of long-lived assets at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our periodic evaluation is based on various analyses, including, on an annual basis, the projection of undiscounted cash flows. If we determine that the carrying amount of an asset (or asset group) may not be recoverable, we compare the net carrying value of the asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. For Company-owned stores, we perform related impairment tests on an operating market basis, which we have determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, we estimate the fair value of the asset. If the carrying amount of the asset exceeds the estimated fair value of the asset, an impairment loss is recognized, and the asset is written down to its estimated fair value.

We have not made any significant changes in the methodology used to project the future market cash flows of Company-owned stores during the years presented. Same store sales fluctuations and the rates at which operating costs will fluctuate in the future are key factors in determining projected cash flows used to evaluate recoverability of the related assets. If our same store sales significantly decline or if operating costs increase and we are unable to recover these costs, the carrying value of our Company-owned stores, by market, may be unrecoverable and we may be required to recognize an impairment charge. There were no triggering events in 2021, 2020 or 2019, and accordingly, we did not record any impairment losses on long-lived assets in 2021, 2020 and 2019.

Casualty insurance reserves

For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned auto liabilities. We are generally responsible for up to $2.0 million per occurrence under these retention programs for workers’ compensation and general liability, depending on policy year and line of coverage. We are generally responsible for up to between $500,000 and $5.5 million per occurrence under these retention programs for owned and non-owned automobile liabilities, depending on policy year and line of coverage. The related insurance reserves are based on undiscounted independent actuarial estimates, which are based on historical information along with assumptions about future events. There is inherent uncertainty in the ultimate cost for known claims under our insurance coverages, and for incidents that have occurred that will be subject to a claim, but have yet to be reported to us. Analyses of historical trends and actuarial valuation methods are utilized to estimate the ultimate claim costs for claims incurred as of the balance sheet date and for claims incurred but not yet reported. When estimating these liabilities, several factors are considered, including the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.

Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed, and actuarial methods used to determine our casualty insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our casualty insurance liability at January 2, 2022 would have affected our income before provision for income taxes by approximately $5.6 million in 2021. We had accruals for casualty insurance reserves of $56.5 million and $54.6 million at January 2, 2022 and January 3, 2021, respectively.

Income taxes

The U.S. Federal statutory income tax rate was 21% in each of 2021, 2020 and 2019. Our Federal income tax provision calculated based on the Federal statutory rate was $131.4 million, $116.6 million and $101.4 million in 2021, 2020 and 2019, respectively.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We measure deferred taxes using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes, related reserves and deferred taxes. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. On an ongoing basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. Our accounting for deferred taxes represents our best estimate of future events. Except with respect to certain foreign tax credits and interest deductibility in separately filed states, our deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. As of January 2, 2022 and January 3, 2021, we had total foreign tax credits of $10.2 million and $6.6 million, respectively, each of which were fully offset with a corresponding valuation allowance. We also had valuation allowances related to interest deductibility in separately filed states of $1.2 million and $1.0 million as of January 2, 2022 and January 3, 2021, respectively. We believe our remaining deferred tax assets will be realized. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operations.

Fiscal 2021 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide) increased 8.9% as compared to 2020. U.S. retail sales increased 4.3% and international retail sales, excluding foreign currency impact, increased 13.9% as compared to 2020.
•
Same store sales increased 3.5% in our U.S. stores and increased 8.0% in our international stores.
•
Our revenues increased 5.8%.
•
Our income from operations increased 7.5%.
•
Our net income increased 3.9%.
•
Our diluted earnings per share increased 9.3%.
•
The inclusion of the 53rd week in 2020 negatively impacted our results as compared to the prior year.

During 2021, we experienced global retail sales growth and U.S. and international same store sales growth. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand. We launched our newest side item in the U.S., Domino’s Oven-Baked Dips in three unique flavors including Cheesy Marinara, Five Cheese and Baked Apple to pair with our Domino’s Bread Twists.

Same store sales in the U.S. continue to be positively affected by changes in consumer ordering behavior observed since the onset of the COVID-19 pandemic, but have been pressured in part in recent quarters due to labor shortages affecting store hours and staffing levels in many of our markets, as well as a waning in the level of economic stimulus activity in fiscal 2021 in the U.S. as compared to the prior year. Our strong international same store sales performance continued with 112 straight quarters of positive international same store sales. We also continued to experience sustained increases in retail sales during fiscal 2021 resulting from evolving consumer trends, as well as the reopening and resumption of normal store hours and operating procedures at certain of our international franchised stores that had been temporarily closed or affected by changes in operating procedures and store hours for portions of fiscal 2020 as a result of the COVID-19 pandemic. Our U.S. and international same store sales results continue to be impacted by our fortressing strategy, which includes increasing store concentration in certain markets where we compete, as well as from aggressive competitive activity.

During 2021, we continued our global expansion with the opening of 1,204 net stores. We had 205 net stores open in the U.S. comprised of 214 store openings and 9 closures. We had 999 net stores open internationally comprised of 1,094 store openings and 95 closures.

We remained focused on improving the customer experience through our technology initiatives, including through our GPS delivery tracking technology, which allows customers to monitor the progress of their food, from the preparation stages to the time it is in the oven to the time it arrives at their doors. Additionally, we offer contactless carryout nationwide – via Domino’s Carside Delivery®, which customers can choose when placing a prepaid online order. Our emphasis on technological innovation helped the Domino’s system generate more than half of global retail sales from digital channels in 2021. Overall, we believe our global store growth, strong sales, emphasis on technology, operations and marketing initiatives have combined to strengthen our brand.

Statistical Measures

The tables below outline certain statistical measures we utilize to analyze our performance. This historical data is not necessarily indicative of results to be expected for any future period.

Global Retail Sales Growth (excluding foreign currency impact)

Global retail sales growth (excluding foreign currency impact) is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Global retail sales growth refers to total worldwide retail sales at Company-owned and franchise stores. We believe global retail sales information is useful in analyzing revenues because franchisees pay royalties and, in the U.S., advertising fees that are based on a percentage of franchise retail sales. We review comparable industry global retail sales information to assess business trends and to track the growth of the Domino’s Pizza brand. In addition, supply chain revenues are directly impacted by changes in franchise retail sales in the U.S. and Canada. Retail sales for franchise stores are reported to us by our franchisees and are not included in our revenues. Global retail sales growth, excluding foreign currency impact, is calculated as the change of international local currency global retail sales against the comparable period of the prior year. Global retail sales growth in 2021 and 2020 reflect the impact of the 53rd week in 2020.

	2021	2020	2019
U.S. stores	+4.3%	+17.6%	+6.9%
International stores (excluding foreign currency impact)	+13.9%	+8.8%	+9.0%
Total (excluding foreign currency impact)	+8.9%	+13.2%	+8.0%

Same Store Sales Growth

Same store sales growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Same store sales growth is calculated for a given period by including only sales from stores that also had sales in the comparable weeks of both years. International same store sales growth is calculated similarly to U.S. same store sales growth. Changes in international same store sales are reported on a constant dollar basis which reflects changes in international local currency sales. The 53rd week in fiscal 2020 had no impact on reported same store sales growth amounts.

	2021	2020	2019
U.S. Company-owned stores	(3.6)%	+11.0%	+2.8%
U.S. franchise stores	+3.9%	+11.5%	+3.2%
U.S. stores	+3.5%	+11.5%	+3.2%
International stores (excluding foreign currency impact)	+8.0%	+4.4%	+1.9%

Store Growth Activity

Store counts and net store growth are commonly used statistical measures in the quick-service restaurant industry that are important to understanding performance.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at December 30, 2018	390	5,486	5,876	10,038	15,914
Openings	12	253	265	939	1,204
Closings	(1)	(14)	(15)	(83)	(98)
Transfers	(59)	59	—	—	—
Store count at December 29, 2019	342	5,784	6,126	10,894	17,020
Openings	22	218	240	718	958
Closings	(1)	(10)	(11)	(323)	(334)
Store count at January 3, 2021	363	5,992	6,355	11,289	17,644
Openings	13	201	214	1,094	1,308
Closings	(1)	(8)	(9)	(95)	(104)
Store count at January 2, 2022	375	6,185	6,560	12,288	18,848

Income Statement Data

(tabular amounts in millions, except percentages)

	2021		2020		2019
U.S. Company-owned stores	$479.0		$485.6		$453.6
U.S. franchise royalties and fees	539.9		503.2		428.5
Supply chain	2,561.0		2,416.7		2,104.9
International franchise royalties and fees	298.0		249.8		241.0
U.S. franchise advertising	479.5		462.2		390.8
Total revenues	4,357.4	100.0%	4,117.4	100.0%	3,618.8	100.0%
U.S. Company-owned stores	374.1		379.6		346.2
Supply chain	2,295.0		2,143.3		1,870.1
Total cost of sales	2,669.1	61.3%	2,522.9	61.3%	2,216.3	61.2%
Operating margin	1,688.2	38.7%	1,594.5	38.7%	1,402.5	38.8%
General and administrative	428.3	9.8%	406.6	9.9%	382.3	10.6%
U.S. franchise advertising	479.5	11.0%	462.2	11.2%	390.8	10.8%
Income from operations	780.4	17.9%	725.6	17.6%	629.4	17.4%
Other income	36.8	0.8%	—	0.0%	—	0.0%
Interest expense, net	(191.5)	(4.3)%	(170.5)	(4.1)%	(146.8)	(4.1)%
Income before provision for income taxes	625.7	14.4%	555.1	13.5%	482.6	13.3%
Provision for income taxes	115.2	2.7%	63.8	1.6%	81.9	2.3%
Net income	$510.5	11.7%	$491.3	11.9%	$400.7	11.1%

2021 compared to 2020

(tabular amounts in millions, except percentages)

Revenues

	2021		2020
U.S. Company-owned stores	$479.0	11.0%	$485.6	11.8%
U.S. franchise royalties and fees	539.9	12.4%	503.2	12.2%
Supply Chain	2,561.0	58.8%	2,416.7	58.7%
International franchise royalties and fees	298.0	6.8%	249.8	6.1%
U.S. franchise advertising	479.5	11.0%	462.2	11.2%
Total revenues	$4,357.4	100.0%	$4,117.4	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties and fees and advertising contributions from our U.S. franchised stores, royalties and fees from our international franchised stores and sales of food, equipment and supplies from our supply chain centers to substantially all of our U.S. franchised stores and certain international franchised stores. Company-owned store and franchised store revenues may vary from period to period due to changes in store count mix. Supply chain revenues may vary significantly as a result of fluctuations in commodity prices as well as the mix of products we sell.

Consolidated revenues increased $240.0 million, or 5.8%, in 2021 due primarily to higher global retail sales, which resulted in higher supply chain revenues, international franchise royalties and fees, U.S. franchise royalties and fees, and U.S. franchise advertising revenues. These increases were partially offset by the inclusion of the 53rd week in 2020 which positively impacted revenues in 2020 by an estimated $88.4 million. These changes in revenues are described in more detail below.

U.S. Stores Revenues

	2021		2020
U.S. Company-owned stores	$479.0	32.0%	$485.6	33.4%
U.S. franchise royalties and fees	539.9	36.0%	503.2	34.7%
U.S. franchise advertising	479.5	32.0%	462.2	31.9%
Total U.S. stores revenues	$1,498.4	100.0%	$1,451.0	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations decreased $6.6 million, or 1.4%, in 2021 due primarily to an estimated $10.6 million impact of the 53rd week in fiscal 2020, as well as a decrease in U.S. Company-owned same store sales. U.S. Company-owned same store sales declined 3.6% in 2021 and increased 11.0% in 2020. These decreases in 2021 were partially offset by an increase in the average number of U.S. Company-owned stores open during the period resulting from net store growth.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $36.7 million, or 7.3%, in 2021, due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the period resulting from net store growth. Revenues were also benefited by approximately $3.0 million related to funding we provided to our franchisees for an effort to donate 10 million slices of pizza to people and organizations at the frontlines of the COVID-19 pandemic in the franchisees’ local communities during 2020 which did not recur in 2021. U.S. franchise same store sales increased 3.9% in 2021 and increased 11.5% in 2020. U.S. franchise royalties and fees further benefited from an increase in revenues from fees paid by franchisees for the use of our technology platforms. These increases were partially offset by an estimated $11.4 million impact of the 53rd week in fiscal 2020.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising increased $17.3 million, or 3.7%, in 2021 due primarily to higher same store sales and an increase in the average number of U.S. franchised stores open during the year resulting from net store growth. These increases were partially offset by an estimated $10.4 million impact of the 53rd week in fiscal 2020 as well as approximately $9.3 million in advertising incentives related to the Domino’s Surprise FreesTM promotion in 2021.

Supply Chain

Supply chain revenues increased $144.3 million or 6.0% in 2021 due primarily to higher volumes resulting from retail sales growth. Our market basket pricing to stores increased 3.3% during 2021, which resulted in an estimated $66.3 million increase in supply chain revenues. These increases were partially offset by an estimated $49.6 million impact of the 53rd week in fiscal 2020.

International Franchise Royalties and Fees

Revenues from international franchise operations increased $48.3 million, or 19.3%, in 2021 due primarily to higher retail sales resulting from same store sales growth and an increase in the average number of international franchised stores open during the period resulting from net store growth. The reopening and resumption of normal store hours and operating procedures at certain of the Company’s international franchised stores that had been temporarily closed or affected by changes in operating procedures and store hours for portions of 2020 as a result of the COVID-19 pandemic also contributed to the increase in revenues. Excluding the impact of foreign currency exchange rates, international same store sales increased 8.0% in 2021 and increased 4.4% in 2020. Changes in foreign currency exchange rates positively impacted revenue from international royalties and fees by approximately $4.9 million in 2021. These increases were partially offset by an estimated $6.4 million impact of the 53rd week in fiscal 2020.

Cost of sales / Operating Margin

	2021		2020
Consolidated revenues	$4,357.4	100.0%	$4,117.4	100.0%
Consolidated cost of sales	2,669.1	61.3%	2,522.9	61.3%
Consolidated operating margin	$1,688.2	38.7%	$1,594.5	38.7%

Consolidated cost of sales consists primarily of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs. We estimate that the 53rd week resulted in an increase of approximately $50.6 million to consolidated cost of sales in fiscal 2020.

Consolidated operating margin (which we define as revenues less cost of sales) increased $93.7 million, or 5.9%, in 2021 due primarily to higher global franchise revenues and higher supply chain volumes. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin. These increases were partially offset by an estimated $37.8 million impact on consolidated operating margin related to the 53rd week in fiscal 2020.

As a percentage of revenues, the consolidated operating margin was flat at 38.7% in 2021 and 2020. Company-owned store operating margin increased 0.1 percentage points in 2021 and supply chain operating margin decreased 0.9 percentage points in 2021. These changes in operating margin are described in more detail below.

U.S. Company-owned Stores Operating Margin

	2021		2020
Revenues	$479.0	100.0%	$485.6	100.0%
Cost of sales	374.1	78.1%	379.6	78.2%
Store operating margin	$104.9	21.9%	$106.0	21.8%

U.S. Company-owned store operating margin (which does not include other store-level costs such as royalties and advertising) decreased $1.1 million, or 1.0%, in 2021 due primarily to lower same store sales, as well an estimated $3.2 million impact of the 53rd week in 2020. Higher food and occupancy costs also contributed to the decrease in U.S. Company-owned store operating margin. These decreases were partially offset by lower labor costs. As a percentage of store revenues, the store operating margin increased 0.1 percentage points in 2021. These changes in operating margin as a percentage of revenues are discussed in more detail below.

•
Labor costs decreased 1.9 percentage points to 29.0% in 2021 due primarily to additional bonus pay incurred during 2020 for frontline team members, as well as lower team member headcount in 2021. These decreases in labor costs were partially offset by continued investments in frontline team member wage rates in our U.S. Company-owned stores in 2021.
•
Food costs increased 1.1 percentage points to 28.1% in 2021, due to higher food basket prices.
•
Occupancy costs, which include rent, telephone, utilities and depreciation, increased 0.6 percentage points to 8.0% in 2021 due primarily to lower sales leverage.

Supply Chain Operating Margin

	2021		2020
Revenues	$2,561.0	100.0%	$2,416.7	100.0%
Cost of sales	2,295.0	89.6%	2,143.3	88.7%
Supply chain operating margin	$266.0	10.4%	$273.3	11.3%

Supply chain operating margin decreased $7.4 million, or 2.7%, in 2021 due primarily to an estimated $6.4 million impact of the 53rd week in 2020, as well as higher labor and delivery costs. These decreases were partially offset by higher volumes. As a percentage of supply chain revenues, the supply chain operating margin decreased 0.9 percentage points in 2021, due primarily to higher labor and delivery costs.

General and Administrative Expenses

General and administrative expenses increased $21.7 million, or 5.3%, in 2021 driven primarily by higher labor costs, including non-cash equity-based compensation expense. Higher travel and event costs also contributed to the increase in general and administrative expenses. These increases were partially offset by lower professional fees and an estimated $5.6 million impact of the 53rd week in 2020.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses increased $17.3 million, or 3.7%, in 2021 due to higher U.S. franchise advertising revenues as discussed above. This increase was partially offset by an estimated $10.4 million impact of the 53rd week in 2020. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities to promote the Domino’s brand and these revenues cannot be used for general corporate purposes.

Other Income

Other income was $36.8 million in 2021, representing the unrealized gains recorded on the Company’s investment in DPC Dash resulting from the observable changes in price from the valuation of the Company’s additional $40.0 million investment made in the first quarter of 2021 and the additional $9.1 million investment made in the fourth quarter of 2021.

Interest Expense, Net

Interest expense, net, increased $20.9 million, or 12.3%, in 2021 driven primarily by higher average borrowings resulting from the 2021 Recapitalization. In connection with the 2021 Recapitalization, we recorded $2.3 million of incremental interest expense in the second quarter of 2021, primarily representing the expense for $2.0 million of the remaining unamortized debt issuance costs associated with the 2017 Five-Year Fixed Rate Notes and 2017 Floating Rate Notes (each defined in the "2017 Recapitalization" section, below), and $0.3 million of additional interest expense incurred on the 2017 Five-Year Fixed Rate Notes and 2017 Floating Rate Notes subsequent to the closing of the 2021 Recapitalization but prior to the repayment of the 2017 Five-Year Fixed Rate Notes and 2017 Floating Rate Notes, resulting in the payment of interest on both the 2017 Five-Year Fixed Rate Notes and 2017 Floating Rate Notes and the 2021 Notes (as defined in the “2021 Recapitalization” section, below) for a short period of time. This increase was partially offset by an estimated $2.6 million impact of the 53rd week in 2020.

Our weighted average borrowing rate decreased to 3.8% in 2021, from 3.9% in 2020, resulting from the lower interest rates on the debt outstanding in 2021 as compared to the same periods in 2020.

Provision for Income Taxes

Provision for income taxes increased $51.4 million, or 80.5%, in 2021 and the effective tax rate increased to 18.4% in 2021 as compared to 11.5% in 2020 due primarily to lower excess tax benefits on equity-based compensation, which are recorded as a reduction to the income tax provision. Excess tax benefits from equity-based compensation were $18.9 million in 2021 and were $60.4 million in 2020. The decrease in excess tax benefits resulted from a significant decrease in stock options exercised in 2021 as compared to 2020. Higher pre-tax income also resulted in an increase in the provision for income taxes. These increases were partially offset by an estimated $4.0 million related to the 53rd week of 2020.

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

	2021	2020
U.S. Stores	$454.9	$435.1
Supply Chain	229.9	238.4
International Franchise	241.9	197.6
Other	(42.9)	(53.3)

U.S. Stores

U.S. stores Segment Income increased $19.8 million, or 4.5%, in 2021, primarily as a result of the increase in revenues from U.S. franchise royalties and fees of $36.7 million discussed above. U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income. The increase in U.S. stores Segment Income was partially offset by increased investments in technological initiatives as well as the $1.1 million decrease in U.S. Company-owned store operating margin discussed above.

Supply Chain

Supply chain Segment Income decreased $8.5 million, or 3.6%, in 2021 due primarily to the $7.4 million decrease in supply chain operating margin described above.

International Franchise

International franchise Segment Income increased $44.3 million, or 22.4%, in 2021 due primarily to the $48.3 million increase in international franchise revenues discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income. The increase in international franchise Segment Income driven by higher revenues was partially offset by increased investments in technological initiatives.

Other

Other Segment Income increased $10.3 million, or 19.4%, in 2021 due primarily to higher corporate administrative costs allocated to our segments as compared to 2020. The increase in allocated costs in 2021 was due primarily to higher investments in technological initiatives to support technology for our U.S. and international franchise stores. Lower professional fees also contributed to the increase in other segment income. These increases were partially offset by higher labor and travel costs.

New Accounting Pronouncements

The impact of new accounting pronouncements adopted and the estimated impact of new accounting pronouncements that we will adopt in future years is included in Note 1 to the consolidated financial statements.

COVID-19 Impact

As of January 2, 2022, nearly all of our U.S. stores were open, with stores deploying contactless delivery and carryout solutions. Based on information reported to us by our master franchisees, we estimate that as of January 2, 2022, there were fewer than 50 international stores temporarily closed.

During the COVID-19 pandemic, we made certain investments related to safety and cleaning equipment, enhanced sick pay and compensation for frontline team members and support for our franchisees and their communities. While we have seen an increase in sales in certain markets during the COVID-19 pandemic, including increased sales related to heightened reliance on delivery and carryout businesses, future sales are not possible to estimate and it is unclear whether and to what extent sales will return to more normalized levels if and when consumer behavior and general economic and business activity return to pre-pandemic levels. While it is not possible at this time to estimate the full continued impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt our continuing operations and supply chain and, as a result, could adversely impact our business, financial condition or results of operations.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. These factors allow us to manage our working capital and our ongoing cash flows from operations to invest in our business and other strategic opportunities, pay dividends and repurchase and retire shares of our common stock. As of January 2, 2022, we had working capital of $82.1 million, excluding restricted cash and cash equivalents of $180.6 million, advertising fund assets, restricted, of $180.9 million and advertising fund liabilities of $173.7 million. Working capital includes total unrestricted cash and cash equivalents of $148.2 million.

Our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes. During 2021, we experienced increases in both U.S. and international same store sales versus the comparable periods in the prior year. Additionally, our U.S. and international businesses grew store counts in 2021. These factors contributed to our continued ability to generate positive operating cash flows. The Company has a variable funding note facility which allows for advances of up to $200.0 million of 2021 Variable Funding Notes (defined in the “2021 Recapitalization” section, below). The letters of credit are primarily related to our casualty insurance programs and certain supply chain center leases. As of January 2, 2022, we had no outstanding borrowings and $155.8 million of available borrowing capacity under our 2021 Variable Funding Notes, net of letters of credit issued of $44.2 million.

We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, excess cash from our recapitalization transactions and available borrowings under our 2021 Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business and other strategic opportunities, pay dividends and repurchase and retire shares of our common stock.

Our ability to continue to fund these items and continue to service our debt could be adversely affected by the occurrence of any of the events described in Item 1A. Risk Factors. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under the 2021 Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the 2021, 2019, 2018, 2017 and 2015 Notes and to service, extend or refinance the 2021 Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Restricted Cash

As of January 2, 2022, we had $133.2 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $47.2 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $180.6 million of restricted cash and cash equivalents. As of January 2, 2022, we also held $161.7 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

2021 Recapitalization

On April 16, 2021, we completed the 2021 Recapitalization in which certain of our subsidiaries issued notes pursuant to an asset-backed securitization. The notes consist of $850.0 million Series 2021-1 2.662% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated term of 7.5 years (the “2021 7.5-Year Notes”) and $1.0 billion Series 2021-1 3.151% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of 10 years (the “2021 Ten-Year Notes”, and, collectively with the 2021 7.5-Year Notes, the “2021 Notes”). Gross proceeds from the issuance of the 2021 Notes were $1.85 billion.

Concurrently, certain of our subsidiaries also issued a new variable funding note facility which allows for advances of up to $200.0 million of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes and certain other credit instruments, including letters of credit (the “2021 Variable Funding Notes”). In connection with the issuance of the 2021 Variable Funding Notes, our 2019 variable funding notes were canceled.

The proceeds from the 2021 Recapitalization was used to repay the remaining $291.0 million in outstanding principal under our 2017 Floating Rate Notes and $582.0 million in outstanding principal under our 2017 Five-Year Fixed Rate Notes, prefund a portion of the interest payable on the 2021 Notes, pay transaction fees and expenses and repurchase and retire shares of our common stock. Additional information related to the 2021 Recapitalization is included in Note 3 to our consolidated financial statements.

2019 Recapitalization

On November 19, 2019, we completed the 2019 Recapitalization in which certain of our subsidiaries issued $675.0 million Series 2019-1 3.668% Fixed Rate Senior Secured Notes, Class A-2 with an anticipated term of 10 years (the “2019 Notes”) pursuant to an asset-backed securitization. Concurrently, we also issued the 2019 variable funding notes. Gross proceeds from the issuance of the 2019 Notes was $675.0 million. Additional information related to the 2019 Recapitalization is included in Note 3 to our consolidated financial statements.

The proceeds from the 2019 Recapitalization were used to prefund a portion of the principal and interest payable on the 2019 Notes, pay transaction fees and expenses and repurchase and retire shares of our common stock. In connection with the 2019 Recapitalization, we capitalized $8.1 million of debt issuance costs, which are being amortized into interest expense over the expected term of the 2019 Notes.

2018 Recapitalization

On April 24, 2018, we completed the 2018 Recapitalization in which certain of our subsidiaries issued notes pursuant to an asset-backed securitization. The notes consist of $425.0 million Series 2018-1 4.116% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated term of 7.5 years (the “2018 7.5-Year Notes”), and $400.0 million Series 2018-1 4.328% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of 9.25 years (the “2018 9.25-Year Notes” and, collectively with the 2018 7.5-Year Notes, the “2018 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. Gross proceeds from the issuance of the 2018 Notes were $825.0 million. Additional information related to the 2018 Recapitalization is included in Note 3 to our consolidated financial statements.

2017 Recapitalization

On July 24, 2017, we completed the 2017 Recapitalization in which certain of our subsidiaries issued notes pursuant to an asset-backed securitization. The notes consisted of $300.0 million Series 2017-1 Floating Rate Senior Secured Notes, Class A-2-I with an anticipated term of five years (the “2017 Floating Rate Notes”), $600.0 million Series 2017-1 3.082% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of five years (the “2017 Five-Year Fixed Rate Notes”), and $1.0 billion Series 2017-1 4.118% Fixed Rate Senior Secured Notes, Class A-2-III with an anticipated term of 10 years (the “2017 Ten-Year Fixed Rate Notes” and, collectively with the 2017 Floating Rate Notes and the 2017 Five-Year Fixed Rate Notes, the “2017 Notes”). The interest rate on the 2017 Floating Rate Notes was payable at a rate equal to LIBOR plus 125 basis points. Gross proceeds from the issuance of the 2017 Notes were $1.9 billion. The 2017 Floating Rate Notes and the 2017 Five-Year Fixed Rate Notes were repaid in connection with the 2021 Recapitalization. Additional information related to the 2017 Recapitalization is included in Note 3 to our consolidated financial statements.

2015 Recapitalization

On October 21, 2015, we completed the 2015 Recapitalization in which certain of our subsidiaries issued notes pursuant to an asset-backed securitization. The notes consisted of $500.0 million of Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I (the “2015 Five-Year Notes”), $800.0 million Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Ten-Year Notes” and collectively with the 2015 Five-Year Notes, the “2015 Notes”). Gross proceeds from the issuance of the 2015 Notes were $1.3 billion. The 2015 Five-Year Notes were repaid in connection with the 2018 Recapitalization. Additional information related to the 2015 Recapitalization is included in Note 3 to our consolidated financial statements.

2021, 2019, 2018, 2017 and 2015 Notes

The 2021 Notes, 2019 Notes, 2018 Notes, 2017 Notes and the 2015 Notes are collectively referred to as the "Notes."

The Notes have original scheduled principal payments of $51.5 million in each of 2022, 2023 and 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031. However, in accordance with our debt agreements, the payment of principal on the outstanding senior notes may be suspended if our leverage ratio is less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined, and no catch-up provisions are applicable.

As of the fourth quarter of 2020, we had a leverage ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payment beginning in the first quarter of 2021. Accordingly, all principal amounts of the then outstanding Notes were classified as long-term debt in the consolidated balance sheet as of January 3, 2021. Subsequent to the closing of the 2021 Recapitalization, the Company had a leverage ratio of greater than 5.0x and, accordingly, the Company resumed making the scheduled amortization payments in the second quarter of 2021.

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation. The covenant requires a minimum coverage ratio of 1.75x total debt service to securitized net cash flow, as defined in the related agreements. In the event that certain covenants are not met, the Notes may become due and payable on an accelerated schedule.

Leases

We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center under leases with expiration dates through 2041. Refer to Note 5 to the consolidated financial statements for additional information regarding our leases, including future minimum rental commitments.

Capital Expenditures

In the past three years, we have spent approximately $268.5 million on capital expenditures. In 2021, we spent $94.2 million on capital expenditures which primarily related to investments in our technology initiatives, including our proprietary internally developed point-of-sale system (Domino’s PULSE), our internal enterprise systems and our digital ordering platform, our supply chain centers, new Company-owned stores and asset upgrades for our existing Company-owned stores and other assets. We did not have any material commitments for capital expenditures as of January 2, 2022.

Investments

During the second quarter of 2020, we acquired a non-controlling interest in DPC Dash (formerly Dash Brands Ltd.), a privately-held company limited by shares incorporated with limited liability under the laws of the British Virgin Islands, for $40.0 million. Through its subsidiaries, DPC Dash serves as the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. Our investment in DPC Dash’s senior ordinary shares, which are not in-substance common stock, represents an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments.

In the first quarter of 2021, we invested an additional $40.0 million in DPC Dash based on DPC Dash’s achievement of certain pre-established performance conditions and recorded a positive adjustment of $2.5 million to the original carrying amount of $40.0 million resulting from the observable change in price from the valuation of the additional investment, resulting in a net carrying amount of $82.5 million as of the end of the first quarter of 2021. We did not record any adjustments to the carrying amount of $82.5 million in the second or third quarter of 2021. In the fourth quarter of 2021, we invested an additional $9.1 million in DPC Dash and recorded a positive adjustment of $34.3 million to the carrying amount of $82.5 million resulting from the observable change in price from the valuation of the additional investment.

Share Repurchase Programs

Our share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our variable funding notes. We used cash of $1.32 billion in 2021, $304.6 million in 2020 and $699.0 million in 2019 for share repurchases.

On October 4, 2019, our Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. On February 24, 2021, our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company's common stock, which was fully utilized in connection with the ASR Agreement, described below. On April 30, 2021, we entered into an accelerated share repurchase agreement with a counterparty (the “ASR Agreement”). Pursuant to the terms of the ASR Agreement, on May 3, 2021, we used a portion of the proceeds from the 2021 Recapitalization to pay the counterparty $1.0 billion in cash and received and retired 2,012,596 shares of our common stock. Final settlement of the ASR Agreement occurred on July 21, 2021. In connection with the ASR Agreement, we received and retired a total of 2,250,786 shares of our common stock at an average price of $444.29, including the 2,012,596 shares of our common stock received and retired during the second quarter of 2021. On July 20, 2021, our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of our common stock. This repurchase program replaced our previously approved $1.0 billion share repurchase program, which was fully utilized in connection with the ASR Agreement.

We had $704.1 million remaining under this share repurchase authorization as of January 2, 2022. Subsequent to the end of fiscal 2021, we repurchased and retired an additional 100,810 shares of common stock for $47.7 million.

Dividends

We declared dividends of $139.6 million (or $3.76 per share) in 2021, $122.2 million (or $3.12 per share) in 2020 and $105.6 million (or $2.60 per share) in 2019. We paid dividends of $139.4 million, $121.9 million and $105.7 million in 2021, 2020 and 2019, respectively.

On February 24, 2022, the Company’s Board of Directors declared a quarterly dividend of $1.10 per common share payable on March 30, 2022 to shareholders of record at the close of business on March 15, 2022.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
(In millions)	January 2, 2022	January 3, 2021
Cash flows provided by (used in)
Net cash provided by operating activities	$654.2	$592.8
Net cash used in investing activities	(142.7)	(128.9)
Net cash used in financing activities	(522.8)	(446.4)
Effect of exchange rate changes on cash	(0.3)	0.8
Change in cash and cash equivalents, restricted cash and cash equivalents	$(11.7)	$18.2

Operating Activities

Cash provided by operating activities increased $61.4 million in 2021 primarily due to the positive impact of changes in operating assets and liabilities of $63.9 million. The positive impact of changes in operating assets and liabilities related to the timing of collections on accounts receivable, payments on accounts payable and accrued liabilities and income tax payments in 2021 as compared to 2020. The increase in cash provided by operating activities was also due to a $16.4 million positive impact of changes in advertising fund assets and liabilities, restricted, in 2021 as compared to 2020 due to the receipt of advertising contributions outpacing payments for advertising activities. Additionally, while net income increased $19.2 million, this was comprised of a $38.2 million increase in non-cash transactions, resulting in an overall decrease to cash provided by operating activities in 2021 as compared to 2020 of $18.9 million.

We are focused on continually improving our net income and cash flow from operations and management expects to continue to generate positive cash flows from operating activities for the foreseeable future.

Investing Activities

Cash used in investing activities was $142.7 million in 2021 which consisted primarily of capital expenditures of $94.2 million (driven primarily by investments in technological initiatives, supply chain centers and Company-owned stores) and our investments in DPC Dash of $49.1 million.

Cash used in investing activities was $128.9 million in 2020, which consisted primarily of capital expenditures of $88.8 million (driven primarily by investments in supply chain centers, technological initiatives and Company-owned stores) and our investment in DPC Dash of $40.0 million.

Financing Activities

Cash used in financing activities was $522.8 million in 2021. We completed the 2021 Recapitalization and issued $1.85 billion under the 2021 Notes. We made $910.2 million of payments on our long-term debt (of which $291.0 million related to the repayment of outstanding principal under our 2017 Floating Rate Notes and $582.0 million related the repayment of outstanding principal under our 2017 Five-Year Fixed Rate Notes in connection with the 2021 Recapitalization). We also repurchased and retired $1.32 billion in shares of our common stock under our Board of Directors-approved share repurchase program (including $1.0 billion under the ASR Agreement). We also made dividend payments to our shareholders of $139.4 million, paid $14.9 million in financing cost associated with our 2021 Recapitalization and made tax payments for restricted stock upon vesting of $6.8 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $19.7 million.

Cash used in financing activities was $446.4 million in 2020. We borrowed $158.0 million under our 2019 variable funding note facility and repaid $202.1 million of long-term debt (of which $158.0 million related to the repayment of borrowings under our 2019 variable funding notes). We also repurchased $304.6 million in common stock under our Board of Directors-approved share repurchase program, made dividend payments to our shareholders of $121.9 million and made tax payments for restricted stock upon vesting of $6.8 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $31.0 million.

Impact of Inflation

Given the inflation rates in fiscal 2021, there have been and may continue to be increases in food costs and labor costs which have and could further impact our profitability and that of our franchisees and which could impact the opening of new U.S. and international franchised stores and adversely affect our operating results. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs and profitability and those of our franchisees and could result in menu price increases. The impact of inflation is described with respect to our market basket pricing to stores and our labor cost, in the discussion of supply chain revenues and operating margin, above. Severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above, as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “seek,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, the expected demand for future pizza delivery, our expectation that we will meet the terms of our agreement with our third-party supplier of pizza cheese, our belief that alternative third-party suppliers are available for our key ingredients in the event we are required to replace any of our supply partners, our intention to continue to enhance and grow online ordering, digital marketing and technological capabilities, our expectation that there will be no material environmental compliance-related capital expenditures, our plans to expand U.S. and international operations in many of the markets where we currently operate and in selected new markets, our expectation that the contribution rate for advertising fees payable to DNAF will remain in place for the foreseeable future, and the availability of our borrowings under the 2021 Variable Funding Notes for, among other things, funding working capital requirements, paying capital expenditures and funding other general corporate purposes, including payment of dividends.

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

Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to, the following:

•
our substantial increased indebtedness as a result of the 2021 Recapitalization, 2019 Recapitalization, 2018 Recapitalization, 2017 Recapitalization and 2015 Recapitalization and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future;
•
the impact a downgrade in our credit rating may have on our business, financial condition and results of operations;
•
our future financial performance and our ability to pay principal and interest on our indebtedness;
•
our ability to manage difficulties associated with or related to the ongoing COVID-19 pandemic and the effects of COVID-19 and related regulations and policies on our business and supply chain, including impacts on the availability of labor;
•
labor shortages or changes in operating expenses resulting from changes in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs;
•
the effectiveness of our advertising, operations and promotional initiatives;
•
shortages, interruptions or disruptions in the supply or delivery of fresh food products and store equipment;
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
•
adverse legal judgments or settlements;
•
food-borne illness or contamination of products or food tampering;
•
data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees;
•
the impact that environmental, social and governance matters may have on our business and reputation;
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes and, at January 2, 2022, we are exposed to interest rate risk on borrowings under our variable funding notes. As of January 2, 2022, we did not have any outstanding borrowings under our 2021 Variable Funding Notes.

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

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.8% of our total revenues in 2021, 6.1% of our total revenues in 2020 and 6.7% of our total revenues in 2019 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $26.5 million in 2021.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Domino’s Pizza, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Domino’s Pizza, Inc. and its subsidiaries (the “Company”) as of January 2, 2022 and January 3, 2021, and the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended January 2, 2022, including the related notes and schedule of condensed financial information of the registrant as of January 2, 2022 and January 3, 2021 and for each of the three years in the period ended January 2, 2022 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Casualty Insurance Reserves

As described in Note 1 to the consolidated financial statements, the Company has retention programs for workers’ compensation, general liability, and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. As of January 2, 2022, the Company had accruals for these casualty insurance matters of $56.5 million. The casualty insurance reserves are based on undiscounted independent actuarial estimates, which are based on historical information along with assumptions about future events. Management utilizes various methods, including analyses of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported. The actuarial valuation methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. When estimating these liabilities, several factors are considered, including the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.

The principal considerations for our determination that performing procedures relating to the valuation of casualty insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the estimated reserves; (ii) a high degree of auditor judgment and effort in performing procedures relating to the actuarial valuation methods used to develop future ultimate claim costs and actuarial assumptions related to the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of casualty insurance reserves. These procedures also included, among others, obtaining and evaluating the Company’s casualty insurance program documents and testing the underlying historical claims data. Professionals with specialized skill and knowledge were used to assist in testing management’s process for estimating the valuation of casualty insurance reserves, including evaluating the appropriateness of the actuarial valuation methods and the reasonableness of actuarial assumptions related to the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

March 1, 2022

We have served as the Company’s auditor since 2002.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 2,	January 3,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$148,160	$168,821
Restricted cash and cash equivalents	180,579	217,453
Accounts receivable, net of reserves of $1,869 in 2021 and $1,793 in 2020	255,327	244,560
Inventories	68,328	66,683
Prepaid expenses and other	27,242	24,169
Advertising fund assets, restricted	180,904	147,698
Total current assets	860,540	869,384
Property, plant and equipment:
Land and buildings	108,372	88,063
Leasehold and other improvements	193,572	186,456
Equipment	312,772	292,456
Construction in progress	27,815	13,014
	642,531	579,989
Accumulated depreciation and amortization	(318,466)	(282,625)
Property, plant and equipment, net	324,065	297,364
Other assets:
Operating lease right-of-use assets	210,702	228,268
Investments in marketable securities, restricted	15,433	13,251
Goodwill	15,034	15,061
Capitalized software, net of accumulated amortization of $142,509 in 2021 and $124,043 in 2020	95,558	81,306
Investments	125,840	40,000
Other assets	22,535	20,630
Deferred income taxes	2,109	1,904
Total other assets	487,211	400,420
Total assets	$1,671,816	$1,567,168
Liabilities and stockholders' deficit
Current liabilities:
Current portion of long-term debt	$55,588	$2,855
Accounts payable	91,547	94,499
Accrued compensation	59,567	58,520
Accrued interest	37,982	31,695
Operating lease liabilities	37,155	35,861
Insurance reserves	32,588	26,377
Advertising fund liabilities	173,737	141,175
Other accrued liabilities	102,577	79,837
Total current liabilities	590,741	470,819
Long-term liabilities:
Long-term debt, less current portion	5,014,638	4,116,018
Operating lease liabilities	184,471	202,268
Insurance reserves	36,913	37,125
Deferred income taxes	3,922	6,099
Other accrued liabilities	50,667	35,244
Total long-term liabilities	5,290,611	4,396,754
Total liabilities	5,881,352	4,867,573
Commitments and contingencies (Note 6)
Stockholders' deficit
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 36,138,273 in 2021 and 38,868,350 in 2020 issued and outstanding	361	389
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	840	5,122
Retained deficit	(4,207,917)	(3,303,492)
Accumulated other comprehensive loss	(2,820)	(2,424)
Total stockholders’ deficit	(4,209,536)	(3,300,405)
Total liabilities and stockholders’ deficit	$1,671,816	$1,567,168

The accompanying notes are an integral part of these consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	January 2,	January 3,	December 29,
	2022	2021	2019
Revenues:
U.S. Company-owned stores	$478,976	$485,569	$453,560
U.S. franchise royalties and fees	539,883	503,196	428,504
Supply chain	2,560,977	2,416,651	2,104,936
International franchise royalties and fees	298,036	249,757	240,975
U.S. franchise advertising	479,501	462,238	390,799
Total revenues	4,357,373	4,117,411	3,618,774
Cost of sales:
U.S. Company-owned stores	374,104	379,598	346,168
Supply chain	2,295,027	2,143,320	1,870,107
Total cost of sales	2,669,131	2,522,918	2,216,275
Operating margin	1,688,242	1,594,493	1,402,499
General and administrative	428,333	406,613	382,293
U.S. franchise advertising	479,501	462,238	390,799
Income from operations	780,408	725,642	629,407
Other income	36,758	—	—
Interest income	345	1,654	4,048
Interest expense	(191,806)	(172,166)	(150,818)
Income before provision for income taxes	625,705	555,130	482,637
Provision for income taxes	115,238	63,834	81,928
Net income	$510,467	$491,296	$400,709
Earnings per share:
Common Stock – basic	$13.72	$12.61	$9.83
Common Stock – diluted	$13.54	$12.39	$9.56

The accompanying notes are an integral part of these consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	January 2,	January 3,	December 29,
	2022	2021	2019
Net income	$510,467	$491,296	$400,709
Currency translation adjustment	(396)	1,318	687
Comprehensive income	$510,071	$492,614	$401,396

The accompanying notes are an integral part of these consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share data)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)
Balance at December 30, 2018	40,977,561	$410	$569	$(3,036,471)	$(4,429)
Net income	—	—	—	400,709	—
Dividends declared on common stock and equivalents ($2.60 per share)	—	—	—	(105,605)	—
Issuance and cancellation of stock awards, net	46,913	—	—	—	—
Tax payments for restricted stock upon vesting	(22,506)	—	(5,951)	—	—
Purchases of common stock	(2,493,560)	(25)	(27,700)	(671,282)	—
Exercises of stock options	425,601	4	13,060	—	—
Non-cash equity-based compensation expense	—	—	20,265	—	—
Currency translation adjustment	—	—	—	—	687
Balance at December 29, 2019	38,934,009	389	243	(3,412,649)	(3,742)
Net income	—	—	—	491,296	—
Dividends declared on common stock and equivalents ($3.12 per share)	—	—	—	(122,183)	—
Issuance and cancellation of stock awards, net	35,210	—	—	—	—
Tax payments for restricted stock upon vesting	(18,681)	—	(6,803)	—	—
Purchases of common stock	(838,871)	(8)	(43,524)	(261,058)	—
Exercises of stock options	756,683	8	30,962	—	—
Non-cash equity-based compensation expense	—	—	24,244	—	—
Adoption of ASC 326 (Note 1)	—	—	—	1,102	—
Currency translation adjustment	—	—	—	—	1,318
Balance at January 3, 2021	38,868,350	389	5,122	(3,303,492)	(2,424)
Net income	—	—	—	510,467	—
Dividends declared on common stock and equivalents ($3.76 per share)	—	—	—	(139,588)	—
Issuance and cancellation of stock awards, net	(1,994)	—	—	—	—
Tax payments for restricted stock upon vesting	(14,826)	—	(6,820)	—	—
Purchases of common stock	(2,912,558)	(30)	(45,568)	(1,275,304)	—
Exercises of stock options	199,301	2	19,680	—	—
Non-cash equity-based compensation expense	—	—	28,670	—	—
Other	—	—	(244)	—	—
Currency translation adjustment	—	—	—	—	(396)
Balance at January 2, 2022	36,138,273	$361	$840	$(4,207,917)	$(2,820)

The accompanying notes are an integral part of these consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 2,	January 3,	December 29,
	2022	2021	2019
Cash flows from operating activities:
Net income	$510,467	$491,296	$400,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,923	65,038	59,930
Loss on sale/disposal of assets	1,189	2,922	2,023
Amortization of debt issuance costs	7,509	5,526	4,748
Provision (benefit) for deferred income taxes	1,988	14,424	(3,297)
Non-cash equity-based compensation expense	28,670	24,244	20,265
Excess tax benefits from equity-based compensation	(18,911)	(60,364)	(25,735)
Provision for losses on accounts and notes receivable	659	2,134	1,195
Unrealized gain on investments	(36,758)	—	—
Changes in operating assets and liabilities:
Changes in accounts receivable	(8,107)	(33,334)	(20,900)
Changes in inventories, prepaid expenses and other	(9,420)	(24,959)	(6,741)
Changes in accounts payable and accrued liabilities	51,346	68,954	66,137
Changes in insurance reserves	6,216	5,544	5,322
Changes in operating lease assets and liabilities	1,210	2,592	3,302
Changes in advertising fund assets and liabilities, restricted	45,225	28,777	(10,008)
Net cash provided by operating activities	654,206	592,794	496,950
Cash flows from investing activities:
Capital expenditures	(94,172)	(88,768)	(85,565)
Purchase of investments	(49,082)	(40,000)	—
Proceeds from sale of assets	16	174	12,258
Maturities of advertising fund investments, restricted	—	—	50,152
Purchases of franchise operations and other assets	—	—	(3,423)
Other	515	(333)	(1,276)
Net cash used in investing activities	(142,723)	(128,927)	(27,854)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,850,000	158,000	675,000
Repayments of long-term debt and finance lease obligations	(910,212)	(202,058)	(92,085)
Proceeds from exercise of stock options	19,682	30,970	13,064
Purchases of common stock	(1,320,902)	(304,590)	(699,007)
Tax payments for restricted stock upon vesting	(6,820)	(6,803)	(5,951)
Payments of common stock dividends and equivalents	(139,399)	(121,925)	(105,715)
Cash paid for financing costs	(14,938)	—	(8,098)
Other	(244)	—	—
Net cash used in financing activities	(522,833)	(446,406)	(222,792)
Effect of exchange rate changes on cash	(316)	761	201
Change in cash and cash equivalents, restricted cash and cash equivalents	(11,666)	18,222	246,505

Cash and cash equivalents, beginning of period	168,821	190,615	25,438
Restricted cash and cash equivalents, beginning of period	217,453	209,269	166,993
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	115,872	84,040	44,988
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	502,146	483,924	237,419

Cash and cash equivalents, end of period	148,160	168,821	190,615
Restricted cash and cash equivalents, end of period	180,579	217,453	209,269
Cash and cash equivalents included in advertising fund assets, restricted, end of period	161,741	115,872	84,040
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$490,480	$502,146	$483,924

The accompanying notes are an integral part of these consolidated statements.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except percentages, share and per share amounts)

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

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2021 fiscal year ended on January 2, 2022, the 2020 fiscal year ended on January 3, 2021 and the 2019 fiscal year ended on December 29, 2019. The 2021 and 2019 fiscal years each consisted of fifty-two weeks and the 2020 fiscal year consisted of fifty-three weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at January 2, 2022 included $133.2 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of the Company’s asset-backed securitization structure, $47.2 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash. As of January 2, 2022, the Company also held $161.7 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.

Restricted cash and cash equivalents at January 3, 2021 included $177.1 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of the Company’s asset-backed securitization structure, $39.6 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $0.8 million of other restricted cash. As of January 3, 2021, the Company also held $115.9 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.

Allowances for Credit Losses

The Company closely monitors accounts and notes receivable balances and estimates the allowance for credit losses. These estimates are based on historical collection experience and other factors, including those related to current market conditions and events. The Company’s allowances for accounts and notes receivable have not historically been material.

The Company also monitors its off-balance sheet exposures under its letters of credit (Note 3), lease guarantees (Note 5) and surety bonds. Total conditional commitments under surety bonds were $15.3 million and $11.0 million as of January 2, 2022 and January 3, 2021, respectively. None of these arrangements has had or is likely to have a material effect on the Company’s results of operations, financial condition, revenues, expenses or liquidity.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventories at January 2, 2022 and January 3, 2021 were comprised of the following:

	January 2, 2022	January 3, 2021
Food	$61,994	$57,116
Equipment and supplies	6,334	9,567
Inventories	$68,328	$66,683

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, taxes, deposits, notes receivable, software licenses, implementation costs for cloud-based computing arrangements, covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions.

Other long-term assets included implementation costs for cloud-based computing arrangements (primarily related to certain enterprise systems) of $10.6 million and $8.4 million, net of accumulated amortization of $1.7 million and $0.4 million as of January 2, 2022 and January 3, 2021, respectively. Amortization expense for implementation costs for cloud-based computing arrangements was $1.3 million and $0.4 million in 2021 and 2020, respectively. Amortization expense for implementation costs for cloud-based computing arrangements in 2019 was not material.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense are provided using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are generally as follows (in years):

Buildings	20
Leasehold and other improvements	5 – 15
Equipment	3 – 15

Depreciation and amortization expense on property, plant and equipment was $48.6 million, $42.0 million and $37.1 million in 2021, 2020 and 2019, respectively.

Impairments of Long-Lived Assets

The Company evaluates the potential impairment of long-lived assets at least annually based on various analyses including, on an annual basis, the projection of undiscounted cash flows and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the Company determines that the carrying amount of an asset (or asset group) may not be recoverable, the Company compares the net carrying value of the asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, the Company estimates the fair value of the assets. If the carrying amount of the asset exceeds the estimated fair value of the asset, an impairment loss is recognized, and the asset is written down to its estimated fair value. There were no triggering events in 2021, 2020 and 2019 and accordingly, the Company did not record any impairment losses on long-lived assets in 2021, 2020 and 2019.

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

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2021, 2020 and 2019.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software, which range from one to seven years. Capitalized software amortization expense was $24.3 million, $23.0 million and $22.8 million in 2021, 2020 and 2019, respectively.

As of January 2, 2022, scheduled amortization for capitalized software that has been placed in service as of January 2, 2022 is as follows in the table below. As of January 2, 2022, the Company also had $61.0 million of capitalized software that had not yet been placed in service.

2022	$19,059
2023	10,075
2024	3,522
2025	1,158
2026	768
Thereafter	—
$34,582

Equity Investments Without Readily Determinable Fair Values

Equity investments without readily determinable fair values are recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments (Note 4). These amounts are recorded in investments in the consolidated balance sheet. Any adjustments to the carrying amount are recognized in other income in the Company’s consolidated statements of income.

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

Debt Issuance Costs

Debt issuance costs are recorded as a reduction to the Company’s debt balance and primarily include the expenses incurred by the Company as part of the 2021, 2019, 2018, 2017 and 2015 Recapitalizations. Refer to Note 3 for a description of the 2021, 2019, 2018, 2017 and 2015 Recapitalizations. Amortization is recorded on a straight-line basis (which is materially consistent with the effective interest method) over the expected terms of the respective debt instrument to which the costs relate and is included in interest expense.

Debt issuance cost amortization expense was $7.5 million, $5.5 million and $4.7 million in 2021, 2020 and 2019, respectively.

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

Casualty insurance reserves relating to the Company's retention programs are based on undiscounted actuarial estimates. These estimates are based on historical information and on certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company generally receives estimates of outstanding casualty insurance exposures from its independent actuary twice per year and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. The Company had reserves for these programs of $56.5 million and $54.6 million as of January 2, 2022 and January 3, 2021, respectively.

In addition, the Company maintains reserves for its share of employee health costs as part of the health care benefits offered to its employees. Reserves are based on estimated claims incurred that have not yet been paid, based on historical claims and payment lag times.

Contract Liabilities

Contract liabilities consist primarily of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $5.4 million and $4.1 million were included in current other accrued liabilities as of January 2, 2022 and January 3, 2021, respectively. Deferred franchise fees and deferred development fees of $24.3 million and $15.0 million were included in long-term other accrued liabilities as of January 2, 2022 and January 3, 2021, respectively.

Changes in deferred franchise fees and deferred development fees in 2021 and 2020 were as follows:

	Fiscal Year Ended
	January 2, 2022	January 3, 2021
Deferred franchise fees and deferred development fees, beginning of period	$19,090	$20,463
Revenue recognized during the period	(5,845)	(6,205)
New deferrals due to cash received and other	16,449	4,832
Deferred franchise fees and deferred development fees, end of period	$29,694	$19,090

The Company expects to recognize revenue associated with deferred franchise fees and deferred development fees as follows in the table below. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations.

2022	$5,403
2023	5,162
2024	4,855
2025	4,406
2026	4,003
Thereafter	5,865
$29,694

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for income, sales, property and other taxes, legal reserves, store operating expenses, dividends payable, deferred compensation and contract liabilities.

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

Supply chain revenues are primarily comprised of sales of food, equipment and supplies to franchised Domino’s Pizza stores located in the U.S. and Canada. Revenues from the sale of food are recognized upon delivery of the food to franchisees and payments for food purchases are generally due within 30 days of the shipping date. Revenues from the sale of equipment and supplies are recognized upon delivery or shipment of the related products to franchisees, based on shipping terms, and payments for equipment and supplies are generally due within 90 days of the shipping date. The Company also offers profit sharing rebates and volume discounts to its franchisees. Obligations for profit sharing rebates are calculated based on actual results of its supply chain centers and are recognized as a reduction to revenue. Volume discounts are based on annual sales. The Company estimates the amount that will be earned and records a reduction to revenue throughout the year.

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

Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with U.S. and Canadian franchisees that purchase all of their food from the Company’s supply chain centers. These profit-sharing arrangements generally offer Company-owned stores and participating franchisees 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of the pre-tax profit from the Company’s supply chain center operations. Profit-sharing obligations are recorded as a reduction to supply chain revenues in the same period as the related revenues and costs are recorded, and were $148.3 million, $169.0 million and $143.5 million in 2021, 2020 and 2019, respectively.

Cost of Sales

Cost of sales consists primarily of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery, occupancy costs (including rent, telephone, utilities and depreciation) and insurance expense.

General and Administrative

General and administrative expense consists primarily of labor cost (including variable performance-based compensation expense and non-cash equity-based compensation expense), depreciation and amortization, computer expenses, professional fees, travel and entertainment, rent, insurance and other corporate administrative costs.

Advertising

U.S. stores are generally required to contribute 6% of sales to DNAF. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as DNAF is obligated to expend such revenues on advertising and other activities to promote the Domino’s brand. U.S. franchise advertising costs expended by DNAF are included in U.S. franchise advertising expenses in the Company’s consolidated statements of income. Advertising costs funded by Company-owned stores are generally expensed as incurred and are included in general and administrative expense. Contributions from Company-owned stores that have not yet been expended are included in advertising fund assets, restricted on the Company’s consolidated balance sheet.

Advertising expense included $479.5 million, $462.2 million and $390.8 million of U.S. franchise advertising expense in 2021, 2020 and 2019, respectively. Advertising expense also included $42.1 million, $35.7 million and $37.6 million in 2021, 2020 and 2019, respectively, primarily related to advertising costs funded by U.S. Company-owned stores and other general marketing expenses which are included in general and administrative expense in the consolidated statements of income.

As of January 2, 2022, advertising fund assets, restricted of $180.9 million consisted of $161.7 million of cash and cash equivalents, $14.5 million of accounts receivable and $4.7 million of prepaid expenses. As of January 2, 2022, advertising fund cash and cash equivalents included $7.2 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

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

Common Stock Dividends

The Company declared dividends of $139.6 million (or $3.76 per share) in 2021, $122.2 million (or $3.12 per share) in 2020 and $105.6 million (or $2.60 per share) in 2019. The Company paid dividends of $139.4 million, $121.9 million, and $105.7 million in 2021, 2020 and 2019, respectively.

On February 24, 2022, the Company’s Board of Directors declared a quarterly dividend of $1.10 per common share payable on March 30, 2022 to shareholders of record at the close of business on March 15, 2022.

Stock Options and Other Equity-Based Compensation Arrangements

The cost of all of the Company’s stock options, as well as other equity-based compensation arrangements, is reflected in the financial statements based on the estimated fair value of the awards (Note 9).

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

Supplemental Disclosures of Cash Flow Information

The Company paid interest of $174.6 million, $160.6 million and $142.3 million during 2021, 2020 and 2019, respectively, on its Notes (Note 3). Cash paid for income taxes was $106.3 million, $60.4 million and $80.3 million in 2021, 2020 and 2019, respectively.

The Company had $5.4 million, $4.3 million and $6.9 million of non-cash investing activities related to accruals for capital expenditures at January 2, 2022, January 3, 2021 and December 29, 2019, respectively. The Company also had $0.4 million, $0.7 million and $0.0 million of non-cash investing activities related to lease incentives in 2021, 2020 and 2019 respectively.

New Accounting Pronouncements

Recently Adopted Accounting Standards

Accounting Standards Update (“ASU”) 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740)

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 was effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company adopted this accounting standard in the first quarter of 2021, and it did not have a material impact on its consolidated financial statements.

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

The Company recognized the cumulative effect of initially applying ASC 326 as an adjustment to the opening balance of retained deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for that period. An adjustment to beginning retained deficit and a corresponding adjustment to the allowance for doubtful accounts and notes receivable of $1.5 million was recorded on the date of adoption, representing the remeasurement of these accounts to the Company’s estimate for current expected credit losses. The adjustment to beginning retained deficit was also net of a $0.4 million adjustment to deferred income taxes.

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

(2)
Earnings per Share

The computation of basic and diluted earnings per common share for 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Net income available to common stockholders – basic and diluted	$510,467	$491,296	$400,709
Weighted average number of common shares	37,198,292	38,974,037	40,766,362
Earnings per common share – basic	$13.72	$12.61	$9.83
Diluted weighted average number of common shares	37,691,351	39,640,791	41,923,062
Earnings per common share – diluted	$13.54	$12.39	$9.56

The denominators used in calculating diluted earnings per share for common stock for 2021, 2020 and 2019 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	2021	2020	2019
Anti-dilutive shares underlying stock-based awards
Stock options	41,215	52,330	160,980
Restricted stock awards and units	1,010	—	—
Performance condition not met
Restricted stock awards and units	29,704	68,159	82,647

(3)
Recapitalizations and Financing Arrangements

The 2021 Notes, 2019 Notes, 2018 Notes, 2017 Notes and 2015 Notes (each, as defined below) are collectively referred to as the “Notes.” The Company made payments of $907.0 million, $42.0 million and $26.4 million in 2021, 2020 and 2019, respectively on the Notes. The Company borrowed and repaid $158.0 million under its variable funding note facility in 2020, and repaid $65.0 million under its variable funding note facility in 2019.

2021 Recapitalization

On April 16, 2021, the Company completed a recapitalization transaction (the “2021 Recapitalization”) in which certain of the Company’s subsidiaries issued notes pursuant to an asset-backed securitization. The notes consist of $850.0 million Series 2021-1 2.662% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated term of 7.5 years (the “2021 7.5-Year Notes”) and $1.0 billion Series 2021-1 3.151% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of 10 years (the "2021 Ten-Year Notes", and, collectively with the 2021 7.5-Year Notes, the “2021 Notes”). Gross proceeds from the issuance of the 2021 Notes were $1.85 billion.

Concurrently, certain of the Company’s subsidiaries also issued a new variable funding note facility which allows for advances of up to $200.0 million of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes and certain other credit instruments, including letters of credit (the “2021 Variable Funding Notes”). In connection with the issuance of the 2021 Variable Funding Notes, the Company’s 2019 Variable Funding Notes (as defined below) were canceled.

The proceeds from the 2021 Recapitalization were used to repay the remaining $291.0 million in outstanding principal under the Company’s 2017 Floating Rate Notes (as defined below) and $582.0 million in outstanding principal under the Company’s 2017 Five-Year Fixed Rate Notes (as defined below), prefund a portion of the interest payable on the 2021 Notes, pay transaction fees and expenses and repurchase and retire shares of the Company’s common stock (Note 10).

2019 Recapitalization

On November 19, 2019, the Company completed a recapitalization transaction (the “2019 Recapitalization”) in which certain of the Company’s subsidiaries issued notes pursuant to an asset-backed securitization. The notes consist of $675.0 million Series 2019-1 3.668% Fixed Rate Senior Secured Notes, Class A-2 with an anticipated term of 10 years (the “2019 Notes”). The Company also entered into a variable funding note facility, which allowed for the issuance of up to $200.0 million Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019 Variable Funding Notes”) and certain other credit instruments, including letters of credit. Gross proceeds from the issuance of the 2019 Notes were $675.0 million.

The proceeds from the 2019 Recapitalization were used to prefund a portion of the principal and interest payable on the 2019 Notes, pay transaction fees and expenses and repurchase and retire shares of the Company’s common stock.

2018 Recapitalization

On April 24, 2018, the Company completed a recapitalization transaction (the “2018 Recapitalization”) in which certain of the Company’s subsidiaries issued notes pursuant to an asset-backed securitization. The notes consist of $425.0 million Series 2018-1 4.116% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated term of 7.5 years (the “2018 7.5-Year Notes”), and $400.0 million Series 2018-1 4.328% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of 9.25 years (the “2018 9.25-Year Notes” and, collectively with the 2018 7.5-Year Notes, the “2018 Notes”). Gross proceeds from the issuance of the 2018 Notes were $825.0 million.

2017 Recapitalization

On July 24, 2017, the Company completed a recapitalization transaction (the “2017 Recapitalization”) in which certain of the Company’s subsidiaries issued notes pursuant to an asset-backed securitization. The notes consisted of $300.0 million Series 2017-1 Floating Rate Senior Secured Notes, Class A-2-I with an anticipated term of five years (the “2017 Floating Rate Notes”), $600.0 million Series 2017-1 3.082% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of five years (the “2017 Five-Year Fixed Rate Notes”) and $1.0 billion Series 2017-1 4.118% Fixed Rate Senior Secured Notes, Class A-2-III with an anticipated term of ten years (the “2017 Ten-Year Fixed Rate Notes” and, collectively with the 2017 Floating Rate Notes and the 2017 Five-Year Fixed Rate Notes, the “2017 Notes”). The interest rate on the 2017 Floating Rate Notes was payable at a rate equal to LIBOR plus 125 basis points. Gross proceeds from the issuance of the 2017 Notes were $1.9 billion.

2015 Recapitalization

On October 21, 2015, the Company completed a recapitalization transaction (the “2015 Recapitalization”) in which certain of the Company’s subsidiaries issued notes pursuant to an asset-backed securitization. The notes consisted of $500.0 million Series 2015-1 3.484% Fixed Rate Senior Secured Notes, Class A-2-I (the “2015 Five-Year Notes”) and $800.0 million Series 2015-1 4.474% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Ten-Year Notes” and, together with the 2015 Five-Year Notes, the “2015 Notes”). Gross proceeds from the issuance of the 2015 Notes were $1.3 billion.

2021 Notes

The 2021 Notes have remaining scheduled principal payments of $18.5 million in each of 2022 through 2027, $804.8 million in 2028, $10.0 million in each of 2029 and 2030 and $905.0 million in 2031.

The legal final maturity date of the 2021 Notes is April 2051, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2021 7.5-Year Notes will be repaid on or prior to the anticipated repayment date occurring in October 2028, and the 2021 Ten-Year Notes will be repaid on or prior to the anticipated repayment date occurring in April 2031. If the Company has not repaid or refinanced the 2021 Notes prior to the applicable anticipated repayment dates, additional interest of at least 5% per annum will accrue, as defined in the related agreements.

The 2021 Variable Funding Notes allow for advances of up to $200.0 million and issuance of certain other credit instruments, including letters of credit. The letters of credit are primarily related to our casualty insurance programs and certain supply chain center leases. Interest on the 2021 Variable Funding Notes is payable at a per year rate equal to LIBOR plus 150 basis points. The 2021 Variable Funding Notes were undrawn at closing of the 2021 Recapitalization. The unused portion of the 2021 Variable Funding Notes is subject to a commitment fee ranging from 50 to 100 basis points depending on utilization. It is anticipated that any amounts outstanding on the 2021 Variable Funding Notes will be repaid in full on or prior to April 2026, subject to two additional one-year extensions at the option of the Company, subject to certain conditions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the 2021 Variable Funding Notes equal to 5% per annum.

As of January 2, 2022, the Company had no outstanding borrowings and $155.8 million of available borrowing capacity under its 2021 Variable Funding Notes, net of letters of credit issued of $44.2 million.

2019 Notes

The 2019 Fixed Rate Notes have remaining scheduled principal payments of $6.8 million in each of 2022 through 2028 and $615.9 million in 2029.

The legal final maturity date of the 2019 Notes is October 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2019 Notes will be repaid on or prior to the anticipated repayment date occurring in October 2029. If the Company has not repaid or refinanced the 2019 Notes prior to the applicable anticipated repayment dates, additional interest of at least 5% per annum will accrue, as defined in the related agreements.

The 2019 Variable Funding Notes allowed for advances of up to $200.0 million and issuance of certain other credit instruments, including letters of credit. The letters of credit are primarily related to our casualty insurance programs and certain supply chain center leases. Interest on the 2019 Variable Funding Notes was payable at a per year rate equal to LIBOR plus 150 basis points. The 2019 Variable Funding Notes were cancelled in connection with the 2021 Recapitalization.

As of January 3, 2021, the Company had no outstanding borrowings and $157.5 million of available borrowing capacity under its 2019 Variable Funding Notes, net of letters of credit issued of $42.5 million.

2018 Notes

The 2018 Notes have remaining scheduled principal payments of $8.3 million in each of 2022 through 2024, $403.5 million in 2025, $4.0 million in 2026 and $368.0 million in 2027.

The legal final maturity date of the 2018 Notes is July 2048, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2018 7.5-Year Notes will be repaid on or prior to the anticipated repayment date occurring in October 2025, and the 2018 9.25-Year Notes will be repaid on or prior to the anticipated repayment date occurring in July 2027. If the Company has not repaid or refinanced the 2018 Notes prior to the applicable anticipated repayment dates, additional interest of at least 5% per annum will accrue, as defined in the related agreements.

2017 Notes

The 2017 Five-Year Fixed Rate Notes and the 2017 Floating Rate Notes were repaid in connection with the 2021 Recapitalization. The 2017 Ten-Year Fixed Rate Notes have remaining scheduled principal payments of $10.0 million in each of 2022 through 2026 and $912.5 million in 2027.

The legal final maturity date of the 2017 Ten-Year Fixed Rate Notes is October 2047, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2017 Ten-Year Fixed Rate Notes will be repaid on or prior to the anticipated repayment date occurring in July 2027. If the Company has not repaid or refinanced the 2017 Ten-Year Fixed Rate Notes prior to the applicable anticipated repayment dates, additional interest of at least 5% per annum will accrue, as defined in the related agreements.

2015 Notes

The 2015 Five-Year Notes were repaid in connection with the 2018 Recapitalization. The 2015 Ten-Year Notes have original remaining scheduled principal payments of $8.0 million in 2022 through 2024 and $736.0 million in 2025.

The legal final maturity date of the 2015 Ten-Year Notes is in October 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2015 Ten-Year Notes will be repaid on or prior to the anticipated repayment date occurring in October 2025. If the Company has not repaid or refinanced the 2015 Ten-Year Notes prior to the applicable anticipated repayment date, additional interest will accrue of at least 5% per annum, as defined in the related agreements.

Debt Issuance Costs and Transaction-Related Expenses

During 2021 and in connection with the 2021 Recapitalization, the Company incurred approximately $2.8 million of net pre-tax expenses, primarily related to $2.0 million in expense related to the write-off of debt issuance costs associated with the repayment of the 2017 Five-Year Fixed Rate Notes and 2017 Floating Rate Notes. The Company also incurred approximately $0.3 million of interest expense on the 2017 Five-Year Fixed Rate Notes and the 2017 Floating Rate Notes subsequent to the closing of the Company’s 2021 Recapitalization, but prior to the repayment of the 2017 Five-Year Fixed Rate Notes and the 2017 Floating Rate Notes, resulting in the payment of interest on both the 2017 Five-Year Fixed Rate Notes and the 2017 Floating Rate Notes as well as the 2021 Notes for a short period of time. Further, the Company incurred $0.5 million of 2021 Recapitalization-related general and administrative expenses, including legal and professional fees. In connection with the 2021 Recapitalization, the Company recorded $14.9 million of debt issuance costs, which are being amortized into interest expense over the respective terms of the 2021 Notes.

During 2019 and in connection with the 2019 Recapitalization, the Company incurred $0.5 million of net pre-tax 2019 Recapitalization-related general and administrative expenses, including legal and professional fees. In connection with the 2019 Recapitalization, the Company recorded $8.1 million of debt issuance costs, which are being amortized into interest expense over the ten-year expected term of the 2019 Notes.

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

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation. The covenant requires a minimum coverage ratio of 1.75x total debt service to securitized net cash flow, as defined in the related agreements. The covenants, among other things, may limit the ability of certain of the Company’s subsidiaries to declare dividends, make loans or advances or enter into transactions with affiliates. In the event that certain covenants are not met, the Notes may become partially or fully due and payable on an accelerated schedule. In addition, the Company may voluntarily prepay, in part or in full, the Notes at any time, subject to certain make-whole interest obligations.

While the Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. The payment of principal of the Notes may be suspended if the leverage ratio for the Company is less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined in the related agreements. Scheduled principal payments will resume upon failure to satisfy the aforementioned leverage ratio on an ongoing basis and no catch-up provisions are applicable.

As of the fourth quarter of 2020, the Company had a leverage ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payment in the first quarter of 2021. Accordingly, all principal amounts of the Company’s then outstanding 2019 Notes, 2018 Notes, the 2017 Notes and the 2015 Notes were classified as long-term debt in the consolidated balance sheet as of January 3, 2021. Subsequent to the closing of the 2021 Recapitalization, the Company had a leverage ratio of greater than 5.0x and, accordingly, the Company resumed making the scheduled amortization payments on its then outstanding notes in the second quarter of 2021.

As of the third quarter of 2019, the Company had a leverage ratio of less than 5.0x, and, in accordance with the Company’s debt agreements, ceased debt amortization payments in the fourth quarter of 2019. Subsequent to the 2019 Recapitalization, the Company’s leverage ratios exceeded the leverage ratio of 5.0x and, accordingly, the Company resumed making the scheduled amortization payments on its then outstanding notes in the first quarter of 2020.

Consolidated Long-Term Debt

At January 2, 2022 and January 3, 2021, consolidated long-term debt consisted of the following:

	January 2, 2022	January 3, 2021
2015 Ten-Year Notes	$760,000	$766,000
2017 Five-Year Fixed Rate Notes	—	582,000
2017 Ten-Year Fixed Rate Notes	962,500	970,000
2017 Floating Rate Notes	—	291,000
2018 7.5-Year Notes	412,250	415,438
2018 9.25-Year Notes	388,000	391,000
2019 Ten-Year Notes	663,188	668,250
2021 7.5-Year Notes	845,750	—
2021 Ten-Year Notes	995,000	—
Finance lease obligations	76,338	60,555
Debt issuance costs, net of accumulated amortization of $18.0 million in 2021 and $18.4 million in 2020	(32,800)	(25,370)
Total debt	5,070,226	4,118,873
Less – current portion	(55,588)	(2,855)
Consolidated long-term debt, net of debt issuance costs	$5,014,638	$4,116,018

At January 2, 2022, maturities of long-term debt and finance lease obligations were as follows:

2022	$55,588
2023	55,438
2024	55,816
2025	1,178,971
2026	43,979
Thereafter	3,713,234
$5,103,026

(4)
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

The following table summarizes the carrying amounts and fair values of certain assets at January 2, 2022:

	At January 2, 2022
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$87,384	$87,384	$—	$—
Restricted cash equivalents	115,185	115,185	—	—
Investments in marketable securities	15,433	15,433	—	—
Advertising fund cash equivalents, restricted	140,115	140,115	—	—
Investments	125,840	—	—	125,840

The following table summarizes the carrying amounts and fair values of certain assets at January 3, 2021:

	At January 3, 2021
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$151,502	$151,502	$—	$—
Restricted cash equivalents	126,595	126,595	—	—
Investments in marketable securities	13,251	13,251	—	—
Advertising fund cash equivalents, restricted	104,197	104,197	—	—
Investments	40,000	—	—	40,000

During the second quarter of 2020, a subsidiary of the Company acquired a non-controlling interest in DPC Dash Ltd (formerly Dash Brands Ltd.), a privately-held company limited by shares incorporated with limited liability under the laws of the British Virgin Islands (“DPC Dash”), for $40.0 million. Through its subsidiaries, DPC Dash serves as the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. The Company’s investment in DPC Dash’s senior ordinary shares, which are not in-substance common stock, represents an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments.

During the first quarter of 2021, the Company invested an additional $40.0 million in DPC Dash based on DPC Dash’s achievement of certain pre-established performance conditions and recorded a positive adjustment of $2.5 million to the original carrying amount of $40.0 million resulting from the observable change in price from the valuation of the additional investment, resulting in a net carrying amount of $82.5 million as of the end of the first quarter of 2021. The Company did not record any adjustments to the carrying amount of $82.5 million in the second or third quarter of 2021. During the fourth quarter of 2021, the Company invested an additional $9.1 million in DPC Dash and recorded a positive adjustment of $34.3 million to the carrying amount of $82.5 million resulting from the observable change in price from the valuation of the additional investment. These amounts were recorded in other income in the Company’s consolidated statements of income.

The following table summarizes the reconciliation of the carrying amount of the Company’s investment in DPC Dash from the opening balance at January 3, 2021 to the closing balance at January 2, 2022.

	Fiscal 2021
	Carrying Amount			Carrying Amount
	January 3,		Unrealized	January 2,
	2021	Purchases	Gain	2022
Investments	$40,000	$49,082	$36,758	$125,840

The following table summarizes the reconciliation of the carrying amount of the Company’s investment in DPC Dash from the opening balance at December 29, 2019 to the closing balance at January 3, 2021 .

	Fiscal 2020
	Carrying Amount			Carrying Amount
	December 29,		Unrealized	January 3,
	2019	Purchases	Gain	2021
Investments	$—	$40,000	$—	$40,000

Fair Value of Debt

The estimated fair values of the Company’s Notes (Note 3) are classified as Level 2 measurements, as the Company estimates the fair value amount by using available market information. The Company obtained quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed and floating rate notes and, at times, trade these notes. The Company also performed its own internal analysis based on the information gathered from public markets, including information on notes that are similar to those of the Company. However, considerable judgment is required to interpret market data to estimate fair value. Accordingly, the fair value estimates presented are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values stated below.

Management estimated the approximate fair values of the Notes as follows:

	January 2, 2022		January 3, 2021
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$760,000	$777,480	$766,000	$809,662
2017 Five-Year Fixed Rate Notes	—	—	582,000	582,582
2017 Ten-Year Fixed Rate Notes	962,500	1,000,038	970,000	1,035,960
2017 Floating Rate Notes	—	—	291,000	291,000
2018 7.5-Year Notes	412,250	420,907	415,438	437,456
2018 9.25-Year Notes	388,000	407,788	391,000	422,280
2019 Ten-Year Notes	663,188	693,031	668,250	712,355
2021 7.5-Year Notes	845,750	849,133	—	—
2021 Ten-Year Notes	995,000	1,017,885	—	—

The Company did not have any outstanding borrowings under its variable funding notes at January 2, 2022 or January 3, 2021.

(5)
Leases

The Company leases certain retail store and supply chain center locations, supply chain vehicles, equipment and its corporate headquarters with expiration dates through 2041.

The components of operating and finance lease cost for 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Operating lease cost	$44,913	$44,679	$42,903

Finance lease cost:
Amortization of right-of-use assets	4,373	2,186	1,167
Interest on lease liabilities	4,233	3,340	1,952
Total finance lease cost	$8,606	$5,526	$3,119

Rent expense totaled $78.6 million, $73.7 million and $69.7 million in 2021, 2020 and 2019, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $8.0 million, $4.2 million and $4.0 million in 2021, 2020 and 2019, respectively. Variable rent expense and rent expense for other short-term leases were immaterial for 2021, 2020 and 2019.

Supplemental balance sheet information related to the Company’s leases as of January 2, 2022 and January 3, 2021 was as follows:

	January 2, 2022	January 3, 2021
Land and buildings	$86,965	$68,084
Accumulated depreciation and amortization	(14,423)	(10,049)
Finance lease assets, net	$72,542	$58,035

Current portion of long-term debt	$4,088	$2,855
Long-term debt, less current portion	72,250	57,700
Total principal payable on finance leases	$76,338	$60,555

As of January 2, 2022 and January 3, 2021, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	2021		2020
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Weighted average remaining lease term	7 years	15 years	7 years	16 years
Weighted average discount rate	3.5%	5.8%	3.7%	6.8%

Supplemental cash flow information related to leases for 2021, 2020 and 2019 was as follows:

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,176	$43,679	$43,608
Operating cash flows from finance leases	4,233	3,340	1,952
Financing cash flows from finance leases	3,212	2,058	647
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	29,549	37,375	63,685
Finance leases	18,991	42,894	3,255

Maturities of lease liabilities as of January 2, 2022 were as follows:

	Operating	Finance
	Leases	Leases
2022	$45,347	$8,084
2023	39,057	7,536
2024	38,027	8,115
2025	32,417	7,935
2026	29,280	8,633
Thereafter	65,645	78,071
Total future minimum rental commitments	249,773	118,374
Less – amounts representing interest	(28,147)	(42,036)
Total lease liabilities	$221,626	$76,338

As of January 2, 2022, the Company had additional leases for one supply chain center and certain supply chain tractors and trailers that had not yet commenced with estimated future minimum rental commitments of $66.7 million. These leases are expected to commence in 2022 with lease terms of up to 16 years. These undiscounted amounts are not included in the table above.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $9.1 million and $12.6 million as of January 2, 2022 and January 3, 2021, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.

(6)
Commitments and Contingencies

The Company is a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability, general liability and automobile and franchisee claims arising in the ordinary course of business. The Company records legal fees associated with loss contingencies when they are probable and reasonably estimable. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. These matters could be decided unfavorably and could require the Company to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. In management’s opinion, these matters, individually and in the aggregate, should not have a significant adverse effect on the financial condition of the Company, and the established accruals adequately provide for the estimated resolution of such claims.

(7)
Income Taxes

Income before provision for income taxes in 2021, 2020 and 2019 consisted of the following:

	2021	2020	2019
U.S.	$611,267	$541,646	$468,467
Foreign	14,438	13,484	14,170
Income before provision for income taxes	$625,705	$555,130	$482,637

The differences between the U.S. Federal statutory income tax provision (using the statutory rate of 21%) and the Company’s consolidated provision for income taxes for 2021, 2020 and 2019 are summarized as follows:

	2021	2020	2019
Federal income tax provision based on the statutory rate	$131,398	$116,577	$101,354
State and local income taxes, net of related Federal income taxes	15,108	16,660	15,141
Non-resident withholding and foreign income taxes	21,833	18,741	20,351
Foreign tax and other tax credits	(23,509)	(19,506)	(20,090)
Foreign derived intangible income	(16,800)	(12,390)	(12,810)
Excess tax benefits from equity-based compensation	(18,911)	(60,364)	(25,735)
Non-deductible expenses, net	4,501	4,359	3,090
Unrecognized tax provision, net of related Federal income taxes	4,372	516	694
Other	(2,754)	(759)	(67)
Provision for income taxes	$115,238	$63,834	$81,928

Excess tax benefits from equity-based compensation activity resulted in a decrease in the Company’s provision for income taxes of $18.9 million in 2021, $60.4 million in 2020 and $25.7 million in 2019, primarily due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

The components of the 2021, 2020 and 2019 consolidated provision for income taxes were as follows:

	2021	2020	2019
Provision for Federal income taxes
Current provision	$74,910	$19,894	$49,539
Deferred (benefit) provision	(2,051)	14,301	(2,862)
Total provision for Federal income taxes	72,859	34,195	46,677
Provision for state and local income taxes
Current provision	16,507	10,775	15,335
Deferred (benefit) provision	(461)	123	(435)
Total provision for state and local income taxes	16,046	10,898	14,900
Provision for non-resident withholding and foreign income taxes
Current provision	21,833	18,741	20,351
Deferred provision	4,500	—	—
Total provision for non-resident withholding and foreign income taxes	26,333	18,741	20,351
Provision for income taxes	$115,238	$63,834	$81,928

As of January 2, 2022 and January 3, 2021, the significant components of net deferred income taxes were as follows:

	January 2, 2022	January 3, 2021
Deferred income tax assets
Operating lease liabilities	$54,478	$58,885
Accruals and reserves	15,207	14,148
Insurance reserves	12,867	12,447
Non-cash equity-based compensation expense	7,861	8,331
Foreign tax credit	10,206	6,603
Other	8,158	7,720
Deferred income tax assets before valuation allowance	108,777	108,134
Less: Valuation allowance	(11,364)	(7,600)
Total deferred income tax assets	97,413	100,534
Deferred income tax liabilities
Operating lease right-of-use assets	51,793	56,446
Capitalized software	19,828	29,596
Depreciation, amortization and asset basis differences	18,570	18,687
Unrealized gain on investments	9,035	—
Total deferred income tax liabilities	99,226	104,729
Net deferred income taxes	$(1,813)	$(4,195)

Realization of the Company’s deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Although realization of the Company’s deferred tax assets is not assured, on an ongoing basis, management assesses whether it remains more likely than not the deferred tax assets will be realized.

As of January 2, 2022 and January 3, 2021, the Company had total foreign tax credits of $10.2 million and $6.6 million, respectively, which were fully offset with a corresponding valuation allowance. As of January 2, 2022 and January 3, 2021, the Company also had valuation allowances related to interest deductibility in separately filed states of $1.2 million and $1.0 million, respectively. Management believes the remaining deferred tax assets will be realized.

For financial reporting purposes, the Company’s investment in foreign subsidiaries does not exceed its tax basis. Therefore, no deferred income taxes have been provided. In 2021, the Company recorded an unrealized gain on its non-controlling interest in DPC Dash (Note 4) and accordingly, has also recorded a deferred tax liability representing the book basis over tax basis related to this unrealized gain.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of January 2, 2022, January 3, 2021 and December 29, 2019 is as follows:

	January 2, 2022	January 3, 2021	December 29, 2019

Unrecognized tax benefits at beginning of period	$3,318	$2,802	$1,964
Additions for tax positions of current year	2,611	494	468
Additions for tax positions of prior years	2,624	506	789
Reductions for changes in prior year tax positions	(379)	(178)	(284)
Reductions for lapses of applicable statute of limitations	(484)	(306)	(135)
Unrecognized tax benefits at end of period	$7,690	$3,318	$2,802

As of January 2, 2022, the amount of unrecognized tax benefits was $7.7 million of which, if ultimately recognized, $6.7 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. As of January 2, 2022, the Company had $0.3 million of accrued interest and no accrued penalties.

As of January 3, 2021, the amount of unrecognized tax benefits was $3.3 million of which, if ultimately recognized, $2.4 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. As of January 3, 2021, the Company had $0.2 million of accrued interest and no accrued penalties.

There are currently no Internal Revenue Service audits in progress for the Company. The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2018, but it varies for state and foreign locations. The Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

(8)
Employee Benefits

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 18 years of age are eligible to participate in the plan. The plan requires the Company to match 100% of the first 5% of each employee’s elective deferrals. The Company’s matching contributions were made in the form of cash and vested immediately. The expenses incurred for Company contributions to the plan were $12.9 million, $12.0 million and $10.8 million in 2021, 2020 and 2019, respectively.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their base salary and up to 80% of their bonus compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2021, 2020 and 2019.

The Company has an employee stock payroll deduction plan (the “ESPDP”). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for at least one year. The Company purchases common stock on the open market for the ESPDP at the current market price. There were 16,382 shares, 16,017 shares and 20,222 shares of common stock in 2021, 2020 and 2019, respectively, purchased on the open market for participating employees at a weighted-average price of $424.90 in 2021, $357.54 in 2020 and $257.12 in 2019. The expenses incurred under the ESPDP were $1.0 million, $1.0 million and $0.8 million in 2021, 2020 and 2019, respectively.

(9)
Equity Incentive Plans

The Company’s current equity incentive plan, named the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”), benefits certain of the Company’s employees and members of the Company’s Board of Directors. As of January 2, 2022, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 2,497,029 shares were authorized for grant but have not been granted.

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statements of income based on the estimated fair value of the awards and is amortized over the requisite service period of each award. All non-cash compensation expense amounts are recorded in general and administrative expense. The Company accounts for forfeitures as they occur.

The Company recorded total non-cash compensation expense of $28.7 million, $24.2 million and $20.3 million in 2021, 2020 and 2019, respectively. The Company recorded a deferred tax benefit related to non-cash compensation expense of $4.3 million, $3.6 million and $3.8 million in 2021, 2020 and 2019, respectively.

Stock Options

As of January 2, 2022, the number of stock options granted and outstanding under the 2004 Equity Incentive Plan was 664,117 options. Stock options granted in fiscal 2012 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vested over three years from the date of grant. Stock options granted in fiscal 2013 through fiscal 2020 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over four years from the date of grant, generally subject to the holder’s continued employment. Stock options granted in fiscal 2021 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over three years from the date of grant, generally subject to the holder’s continued employment. Additionally, all stock options granted become fully exercisable upon vesting. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements.

Stock option activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Stock options at December 30, 2018	1,909,399	$72.86
Stock options granted	96,280	272.64
Stock options cancelled	(33,667)	196.47
Stock options exercised	(425,601)	30.70
Stock options at December 29, 2019	1,546,411	$94.21
Stock options granted	52,730	413.80
Stock options cancelled	(9,792)	268.94
Stock options exercised	(756,683)	40.93
Stock options at January 3, 2021	832,666	$160.82
Stock options granted	42,742	367.79
Stock options cancelled	(11,990)	333.61
Stock options exercised	(199,301)	98.76
Stock options at January 2, 2022	664,117	$189.64	5.1	$248,836
Exercisable at January 2, 2022	545,050	155.82	4.4	$222,656

The total intrinsic value of stock options exercised was $77.4 million, $249.7 million and $103.8 million in 2021, 2020 and 2019, respectively. Cash received from the exercise of stock options was $19.7 million, $31.0 million and $13.1 million in 2021, 2020 and 2019, respectively. The tax benefit realized from stock options exercised was $17.6 million, $59.1 million and $24.9 million in 2021, 2020 and 2019, respectively.

The Company recorded total non-cash equity-based compensation expense of $5.7 million, $6.3 million and $4.0 million in 2021, 2020 and 2019, respectively, related to stock option awards. As of January 2, 2022, there was $5.3 million of total unrecognized compensation cost related to unvested stock options granted under the 2004 Equity Incentive Plan which generally will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

Management estimated the fair value of each option grant made during 2021, 2020 and 2019 as of the date of the grant using the Black-Scholes option pricing method. The risk-free interest rate is based on the estimated expected life and is estimated based on U.S. Treasury Bond rates as of the grant date. The expected life is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price. Option valuation models require the input of highly subjective assumptions and changes in assumptions can significantly affect the estimated fair value of the Company’s stock options.

The weighted average assumptions used in estimating the fair value of each stock option granted in 2021, 2020 and 2019 using the Black-Scholes option pricing method are presented in the following table:

	2021	2020	2019
Risk-free interest rate	1.0%	0.3%	1.9%
Expected life	5.25 years	5.5 years	5.5 years
Expected volatility	30.0%	30.0%	25.0%
Expected dividend yield	1.0%	0.8%	0.9%
Weighted average fair value per stock option	$93.46	$105.76	$64.66

Other Equity-Based Compensation Arrangements

The Company granted 3,292 shares, 3,630 shares and 3,780 shares of restricted stock in 2021, 2020 and 2019, respectively, to members of its Board of Directors. Restricted stock awards granted to members of the Company’s Board of Directors were granted with a fair value equal to the market price of the Company’s common stock on the grant date and generally vest one year from the date of grant, generally subject to the director’s continued service. These awards also contain provisions for accelerated vesting upon the retirement eligibility of holders that have achieved specified service and age requirements. The Company recorded total non-cash equity-based compensation expense of $1.4 million, $1.2 million and $1.0 million in 2021, 2020 and 2019, respectively, related to these restricted stock awards. As of January 2, 2022, there was $0.2 million of total unrecognized compensation cost related to these restricted stock grants.

The Company granted 49,963 restricted stock units in 2021 to certain employees of the Company. These restricted stock units were granted with a fair value equal to the market price of the Company’s common stock on the grant date. These restricted stock units are separated into two or three tranches and have time-based vesting conditions with the last tranche of the award vesting three years from the grant date, generally subject to the holder’s continued employment. These awards generally also contain provisions for accelerated vesting upon the retirement eligibility of holders that have achieved specified service and age requirements. The Company recorded total non-cash equity-based compensation expense of $5.4 million in 2021 related to these restricted stock units. As of January 2, 2022, there was $12.3 million of total unrecognized compensation cost related to these restricted stock units.

The Company granted 6,546 performance-based restricted stock units in 2021 to certain employees of the Company. These restricted stock units were granted with a fair value equal to the market price of the Company’s common stock on the grant date, adjusted for the estimated fair value of the market condition included in the award. These performance-based restricted stock units may vest three years from the date of grant, generally subject to the holder’s continued employment, and have time and performance-based vesting conditions which provide for potential payouts of the target award amount between zero percent and two hundred percent, based on the Company’s three-year cumulative achievement as compared to the specified target performance conditions. The performance-based restricted stock units also include provisions for a potential modifier (upward or downward) based on the Company’s cumulative three-year common stock total shareholder return performance relative to that of a pre-established peer group. These awards also contain provisions for accelerated vesting of the time-based vesting condition upon the retirement eligibility of holders that have achieved specified service and age requirements. Management estimated the fair value of each performance-based restricted stock unit using a Monte-Carlo simulation pricing method. The risk-free interest rate is based on the estimated expected life and is estimated based on U.S. Treasury Bond rates as of the grant date. The Monte-Carlo simulation also includes assumptions for expected volatility based principally on the historical volatility of the Company’s share price, as well as the correlation of the Company’s share price as compared to that of the pre-established peer group. The Company recorded total non-cash equity-based compensation expense of $1.4 million in 2021 related to these performance-based restricted stock units. As of January 2, 2022, there was $1.2 million of total estimated unrecognized compensation cost based on current attainment projections related to these performance-based restricted stock units.

The weighted average assumptions used in estimating the fair value of each performance-based restricted stock unit granted in 2021 using the Monte-Carlo simulation pricing method are presented in the following table:

2021
Risk-free interest rate	0.3%
Expected life	2.75 years
Expected volatility	33.9%
Weighted average fair value per performance-based restricted stock unit	$375.85

The Company granted 39,150 shares and 63,790 shares of performance-based restricted stock in 2020 and 2019, respectively, to certain employees of the Company. These performance-based restricted stock awards are separated into four tranches and have time-based and performance-based vesting conditions with the last tranche vesting four years from the issuance date, generally subject to the holder’s continued employment. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. These awards are considered granted for accounting purposes when the performance target is established, which is generally in the fourth quarter of each year. The Company recorded total non-cash equity-based compensation expense of $12.7 million, $14.6 million and $13.2 million in 2021, 2020 and 2019, respectively, related to these awards. As of January 2, 2022, there was an estimated $16.8 million of total unrecognized compensation cost related to performance-based restricted stock.

In 2018, the Company granted 28,570 shares of restricted stock to two executives of the Company. These have a fair value equal to the market price of the Company’s common stock on the grant date and generally vest four years from the date of the grant, generally subject to the holder’s continued employment. These awards also contain provisions for accelerated vesting upon certain terminations of employment. The Company recorded total non-cash equity-based compensation expense of $2.1 million in each of 2021, 2020 and 2019 related to these restricted stock awards. As of January 2, 2022, there was $0.6 million of total unrecognized compensation cost related to these restricted stock grants.

Activity related to restricted stock awards and units and performance-based restricted stock awards and units awarded under the 2004 Equity Incentive Plan is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value (1)
Nonvested at December 30, 2018	190,379	$213.57
Shares granted	67,570	275.06
Shares cancelled	(17,923)	230.60
Shares vested	(68,956)	175.84
Nonvested at December 29, 2019	171,070	$251.29
Shares granted	42,780	398.08
Shares cancelled	(8,345)	273.70
Shares vested	(58,743)	221.58
Nonvested at January 3, 2021	146,762	$304.69
Shares granted	59,801	382.79
Shares cancelled	(12,924)	340.94
Shares vested	(48,378)	287.41
Nonvested at January 2, 2022	145,261	$339.37

(1)
The weighted average grant date fair value for performance-based restricted stock awards granted in 2020 and 2019 was calculated based on the market price on the grant dates. Certain tranches will ultimately be valued when the performance condition is established for each tranche, which generally occurs in the fourth quarter of each fiscal year.

(10)
Capital Structure

On October 4, 2019, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. On February 24, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company’s common stock, which was fully utilized in connection with the ASR Agreement, described below. On July 20, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company's common stock, which replaced the previously approved and fully utilized $1.0 billion share repurchase program. As of January 2, 2022, the Company had $704.1 million remaining under its $1.0 billion authorization for repurchases of shares of the Company’s common stock. The Company’s share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from the Company’s recapitalization transactions and borrowings under the Company’s variable funding notes. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital. In instances where there is no additional paid-in capital, the difference is recognized in retained deficit.

During 2021, 2020 and 2019, the Company repurchased 2,912,558 shares, 838,871 shares and 2,493,560 shares of the Company’s common stock for $1.32 billion, $304.6 million and $699.0 million, respectively.

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

Subsequent to the end of fiscal 2021, the Company repurchased and retired an additional 100,810 shares of common stock for $47.7 million.

As of January 2, 2022, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at January 2, 2022 and January 3, 2021 were as follows:

	January 2, 2022	January 3, 2021
Voting	36,135,081	38,865,160
Non-Voting	3,192	3,190
Total Common Stock	36,138,273	38,868,350

(11)
Segment Information

The Company has three reportable segments: (i) U.S. stores; (ii) supply chain; and (iii) international franchise.

The Company’s operations are organized by management on the combined basis of line of business and geography. The U.S. stores segment includes operations with respect to all franchised and Company-owned stores throughout the U.S. The supply chain segment primarily includes the distribution of food, equipment and supplies to stores from the Company’s supply chain center operations in the U.S. and Canada. Over 90% of the Company's supply chain revenues are attributable to the U.S. The international franchise segment primarily includes operations related to the Company’s franchising business in foreign markets. The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income.

The tables below summarize the financial information concerning the Company’s reportable segments for fiscal 2021, 2020 and 2019. Intersegment revenues are comprised of sales of food, equipment and supplies from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income below primarily includes corporate administrative costs that are not allocable to a reportable segment, including labor, computer expenses, professional fees, travel and entertainment, rent, insurance and other corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements for the Company's corporate offices.

	U.S. Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues-
2021	$1,498,360	$2,699,863	$298,036	$(138,886)	$—	$4,357,373
2020	1,451,003	2,552,795	249,757	(136,144)	—	4,117,411
2019	1,272,863	2,231,838	240,975	(126,902)	—	3,618,774
Segment Income-
2021	$454,875	$229,877	$241,873	N/A	$(42,926)	$883,699
2020	435,089	238,420	197,602	N/A	(53,265)	817,846
2019	361,673	199,844	187,318	N/A	(36,701)	712,134
Capital Expenditures-
2021	$13,680	$37,063	$—	N/A	$44,894	$95,637
2020	15,319	36,229	—	N/A	35,371	86,919
2019	11,793	33,440	131	N/A	43,304	88,668

The following table reconciles total Segment Income to income before provision for income taxes:

	2021	2020	2019
Total Segment Income	$883,699	$817,846	$712,134
Depreciation and amortization	(72,923)	(65,038)	(59,930)
Loss on sale/disposal of assets	(1,189)	(2,922)	(2,023)
Non-cash equity-based compensation expense	(28,670)	(24,244)	(20,265)
Recapitalization-related expenses	(509)	—	(509)
Income from operations	780,408	725,642	629,407
Other income	36,758	—	—
Interest income	345	1,654	4,048
Interest expense	(191,806)	(172,166)	(150,818)
Income before provision for income taxes	$625,705	$555,130	$482,637

The following table summarizes the Company’s identifiable asset information by reportable segment as of January 2, 2022 and January 3, 2021:

	January 2, 2022	January 3, 2021
U.S. stores	$340,984	$308,088
Supply chain	558,251	520,043
International franchise	41,279	41,408
Unallocated	731,302	697,629
Total assets	$1,671,816	$1,567,168

Unallocated assets primarily include cash and cash equivalents, restricted cash and cash equivalents, certain accounts receivable and prepaid expenses, investments in equity securities without readily determinable fair values and marketable securities, certain long-lived assets including certain property, plant and equipment, capitalized software and the operating lease right-of-use asset for the Company’s corporate headquarters and deferred income taxes. Over 95% of the Company's long-lived assets including property, plant and equipment, capitalized software and operating lease right-of-use assets are located in the U.S.

The following table summarizes the Company’s goodwill balance by reportable segment as of January 2, 2022 and January 3, 2021 (in thousands):

	January 2, 2022	January 3, 2021
U.S. stores	$13,967	$13,994
Supply chain	1,067	1,067
Consolidated goodwill	$15,034	$15,061

(12)
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

None.

Item 9A. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.

The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (who is also serving as the Company’s principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required in the reports it files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission.

(b)
Changes in Internal Control over Financial Reporting.

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)
Management’s Annual Report on Internal Control over Financial Reporting.

The management of Domino’s Pizza, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (who is also serving as the Company’s principal financial officer), the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 2, 2022 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 2, 2022. The effectiveness of the Company’s internal control over financial reporting as of January 2, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers.

Name	Age	Position
Richard E. Allison, Jr.	55	Chief Executive Officer and Director
Russell J. Weiner	53	Chief Operating Officer and President - Domino's U.S.
Arthur P. D'Elia	44	Executive Vice President, Chief Marketing Officer
Kelly E. Garcia	46	Executive Vice President, Chief Technology Officer
Frank R. Garrido	51	Executive Vice President, U.S. Operations and Support
Cynthia A. Headen	53	Executive Vice President, Supply Chain Services
Joseph H. Jordan	48	Executive Vice President, International
Kevin S. Morris	61	Executive Vice President, General Counsel and Corporate Secretary
Lisa V. Price	49	Executive Vice President, Chief Human Resources Officer

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

Russell J. Weiner has served as Chief Operating Officer and President, Domino’s U.S. since July 2020 and as Chief Operating Officer and President of the Americas from July 2018 to July 2020. He previously served as President, Domino’s USA from October 2014 to July 2018. Mr. Weiner served as Executive Vice President and Chief Marketing Officer from September 2008 to October 2014. Prior to joining Domino’s, Mr. Weiner held various marketing positions at PepsiCo, Inc. from 1998 to 2008, most recently serving as Vice President of Marketing, Colas for Pepsi-Cola North America. Mr. Weiner serves on the Board of Directors of The Clorox Company.

Arthur P. D’Elia has served as Domino’s Executive Vice President, Chief Marketing Officer since July 2020 and as Senior Vice President, Chief Marketing Officer from February 2020 to July 2020. Mr. D'Elia joined Domino’s in January 2018 as Senior Vice President, Chief Brand and Innovation Officer. Prior to Domino’s, Mr. D'Elia served as Chief Marketing Officer for Danone Dairy’s UBN business unit from July 2017 to January 2018, after joining Danone U.S. in 2010.

Kelly E. Garcia has served as Domino’s Executive Vice President, Chief Technology Officer since October 2020. Prior to his current role, Mr. Garcia served as Senior Vice President, Chief Technology Officer from April 2019 to October 2020. Mr. Garcia joined Domino’s in July 2012 as Vice President, eCommerce Development. Prior to Domino’s, Mr. Garcia was with R.L. Polk & Co. from 2004 to 2012, most recently as Vice President of Business Intelligence and North American Operations.

Frank R. Garrido has served as Domino’s Executive Vice President, U.S. Operations and Support since March 2021. Prior to this role, Mr. Garrido served as Senior Vice President, Team USA from June 2020 to March 2021 after joining Domino’s in March 2017 as Vice President, Franchise Operations for the East region. Prior to joining Domino’s, Mr. Garrido was Vice President of Operations of Focus Brands from March 2015 to March 2017. From July 2013 to March 2015, he served as Executive Vice President of Operations, Training and Concept Development for Edible Arrangements International.

Cynthia A. Headen has served as Domino’s Executive Vice President, Supply Chain Services since August 2020. Ms. Headen previously served as Senior Vice President, Global Procurement and Supply Chain Operations from December 2018 to August 2020, after joining Domino’s as Vice President of Procurement and Replenishment in November 2015. Prior to Domino’s, Ms. Headen spent nearly 16 years with PepsiCo, where she was responsible for global procurement.

Joseph H. Jordan has served as Domino’s Executive Vice President of International since April 2018. Prior to his current role, Mr. Jordan served as Senior Vice President and Chief Marketing Officer since May 2015, after joining Domino’s as Vice President of Innovation in September 2011. Prior to joining Domino’s, Mr. Jordan served most recently as Senior Director of Marketing at Pepsi-Cola North America where he worked for six years, held marketing roles at Philips Electronics and Unilever and was a consultant for Accenture. Mr. Jordan also serves on the Board of Directors of DPC Dash Ltd.

Kevin S. Morris has served as Domino’s Executive Vice President, General Counsel since January 2017 and also as Corporate Secretary since October 2018. Prior to joining Domino’s, Mr. Morris served at Equinox Holdings, Inc. and its various operating subsidiaries and affiliates from December 2012 to January 2017, most recently as Senior Vice President, General Counsel and Corporate Secretary. Mr. Morris operated his own private legal practice from July 2009 to November 2012. Prior to 2009, Mr. Morris served as Vice President and Associate General Counsel at Global Hyatt Corporation (the predecessor in interest to Hyatt Hotels Corporation) from 1999 to 2008. Prior to 1999, Mr. Morris served as a Senior International Attorney and Staff Director at McDonald’s Corporation after beginning his career as an attorney at Rudnick & Wolfe LLP.

Lisa V. Price has served as Domino’s Executive Vice President, Chief Human Resources Officer since August 2019. Prior to joining Domino’s, Ms. Price served as Senior Vice President of Human Resources at Nordstrom from December 2015 to August 2019. Prior to her time at Nordstrom, she spent over 15 years at Starbucks Corporation in a variety of human resources roles, most recently as Vice President of Partner Resources.

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.'s definitive proxy statement, which will be filed within 120 days of January 2, 2022.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 2, 2022. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 2, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 2, 2022.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 2, 2022.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)1. Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)

Consolidated Balance Sheets as of January 2, 2022 and January 3, 2021

Consolidated Statements of Income for the Years Ended January 2, 2022, January 3, 2021 and December 29, 2019

Consolidated Statements of Comprehensive Income for the Years Ended January 2, 2022, January 3, 2021 and December 29, 2019

Consolidated Statements of Stockholders’ Deficit for the Years Ended January 2, 2022, January 3, 2021 and December 29, 2019

Consolidated Statements of Cash Flows for the Years Ended January 2, 2022, January 3, 2021 and December 29, 2019

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
10.8

Tenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of November 7, 2017 (Incorporated by reference to Exhibit 10.8 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017 (the "2017 10-K")).

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

10.11

Thirteenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 14, 2019 (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 16, 2019 (the "June 2019 10-Q")).

10.12	Fourteenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 31, 2019 (Incorporated by reference to Exhibit 10.1 to the June 2019 10-Q).
10.13	Fifteenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of July 21, 2021.
10.14	Sixteenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of July 21, 2021.
10.15*

Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 1, 2005 (Incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended January 1, 2006).

10.16*

First Amendment to the Domino’s Pizza Deferred Compensation Plan effective January 1, 2007 (Incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended December 31, 2006).

10.17*	Second Amendment to the Domino’s Pizza Deferred Compensation Plan effective February 8, 2013 (Incorporated by reference to Exhibit 10.5 to the 2012 10-K).
10.18*

Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 22, 2009 (the “March 2009 10-Q”)).

10.19*	Form of Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the 2012 10-K).
10.20*	Form of 2013 Special Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to the 2012 10-K).

10.21*	Form of Director Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2009 10-Q).
10.22*	Form of Amendment to Existing Director Stock Option Grants (Incorporated by reference to Exhibit 10.5 to the March 2009 10-Q).
10.23*	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.12 to the 2012 10-K).
10.24*	Form of 2013 Special Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13 to the 2012 10-K).
10.25*	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the 2012 10-K).
10.26*	Form of 2013 Special Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.15 to the 2012 10-K).
10.27*

Form of Domino’s Pizza, Inc. 2004 Equity Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the year ended January 3, 2010).

10.28*

Amended and Restated Domino’s Pizza Senior Executive Annual Incentive Plan. (Incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended January 2, 2011).

10.29*

Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan (Incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 29, 2013).

10.30*

First Amendment to the Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan dated as of January 1, 2019 (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 24, 2019).

10.31*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).
10.32*	Form of 2018 Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on January 11, 2018 (the “January 2018 8-K”)).
10.33*

Form of 2021 Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 20, 2021 (the ""June 2021 10-Q"")).

10.34*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the June 2021 10-Q).
10.35*	Form of Restricted Stock Unit Award Agreement (three-year vesting) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the June 2021 10-Q).
10.36*

Form of Restricted Stock Unit Award Agreement (two vesting dates) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended September 12, 2021).

10.37*

Employment Agreement dated as of August 28, 2015 between Domino’s Pizza LLC and Jeffrey Lawrence (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 6, 2015).

10.38*

Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 1.01 to the registrant’s current report on Form 8-K filed on September 4, 2008).

10.39*

Amendment to the Employment Agreement dated as of September 2, 2008 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on December 24, 2008).

10.40*

Amendment to the Employment Agreement dated as of July 26, 2010 between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 20, 2010).

10.41*	Employment Agreement dated as of January 8, 2018 between Domino’s Pizza, Inc., Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.2 to the January 2018 8-K).
10.42*

Employment Agreement dated as of March 14, 2011 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 27, 2011).

10.43*	Employment Agreement dated as of January 8, 2018 between Domino’s Pizza, Inc., Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 to the January 2018 8-K).
10.44*	Time Sharing Agreement dated as of January 8, 2018 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.3 to the January 2018 8-K).
10.45*

Addendum to Amended and Restated Employment Agreement dated as of June 22, 2018 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 17, 2018 (the “June 2018 10-Q”)).

10.46*

Second Addendum to Amended and Restated Employment Agreement dated as of December 29, 2018 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.39 to the registrant’s annual report on Form 10-K for the year ended December 30, 2018 (the “December 2018 10-K”)).

10.47*

Third Addendum to Amended and Restated Employment Agreement dated as of January 30, 2020 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 22, 2020).

10.48*	Employment Agreement dated as of February 11, 2012 between Domino’s Pizza LLC and J. Kevin Vasconi (Incorporated by reference to Exhibit 10.39 to the December 2018 10-K).
10.49*

Separation Agreement dated as of October 2, 2020 between Domino’s Pizza LLC and J. Kevin Vasconi (Incorporated by reference to Exhibit 10.43 the registrant's annual report on Form 10-K for the year ended January 3, 2021).

10.50*	Employment Agreement dated as of April 9, 2018 between Domino’s Pizza LLC and Joseph H. Jordan (Incorporated by reference to Exhibit 10.39 to the December 2018 10-K).
10.51*

Employment Agreement dated as of August 20, 2020 between Domino’s Pizza LLC and Stuart A. Levy (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended September 6, 2020).

10.52*	Separation Agreement dated as of May 19, 2021 between Domino’s Pizza LLC and Stuart A. Levy (Incorporated by reference to Exhibit 10.9 to the June 2021 10-Q).
10.53*	Employment Agreement dated as of December 7, 2016 between Domino’s Pizza LLC and Kevin S. Morris (Incorporated by reference to Exhibit 10.36 to the 2017 10-K).
10.54	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).
10.55

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

10.56

First Supplement dated as of September 16, 2013 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on October 22, 2015 (the “October 2015 8-K”)).

10.57	Second Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.2 to the October 2015 8-K).
10.58	Third Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.3 to the October 2015 8-K).
10.59

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

10.60

Fifth Supplement dated as of November 21, 2018 to the Amended and Restated Base Indenture dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary. (Incorporated by reference to Exhibit 10.49 to the 2019 10-K).

10.61

Sixth Supplement dated as of April 16, 2021 to the Amended and Restated Base Indenture dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 20, 2021 (the “April 2021 8-K”)).

10.62

Seventh Supplement dated as of December 30, 2021 to the Amended and Restated Base Indenture dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.

10.63

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

10.64

Series 2017-1 Supplement dated as of July 24, 2017 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee, Series 2017-1 Securities Intermediary and Calculation Agent (Incorporated by reference to Exhibit 4.2 to the July 2017 8-K).

10.65

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

10.66

Supplemental Indenture, dated November 19, 2019, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer of Series 2019-1 3.668% Fixed Rate Senior Secured Notes, Class A-2, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on November 19, 2019 (the “November 2019 8-K”))."

10.67

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

10.68

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

10.69

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

10.70

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

10.71

Purchase Agreement, dated November 6, 2019, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, the Company and Domino’s Inc., as parent companies, and Guggenheim Securities, LLC and Barclays Capital Inc., as initial purchasers (Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 7, 2019).

10.72

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

10.73

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

10.74

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

10.75

Amended and Restated Management Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the March 2012 8-K).

10.76

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

10.77

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

10.78

Amendment No. 3 dated as of April 16, 2021 to the Amended and Restated Management Agreement by and among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s SPV Guarantor LLC, Domino’s Pizza LLC, as manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the April 2021 8-K).

10.79

Amendment No. 4 dated as of December 30, 2021 to the Amended and Restated Management Agreement dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s SPV Guarantor LLC, Domino’s Pizza LLC, as manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A., as Trustee.

10.80	Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the October 2015 8-K).
10.81

Amendment No. 1 dated as of October 21, 2015 to the Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.5 to the October 2015 8-K).

10.82

Amendment No. 2 dated April 16, 2021 to the Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.3 to the April 2021 8-K).

10.83

Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated April 30, 2021 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 3, 2021).

10.84

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

10.85

Agreement dated as of January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2009).

10.86	Board of Directors’ Compensation.
21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 2,	January 3,
	2022	2021
ASSETS
ASSETS:
Cash	$6	$6
Total assets	$6	$6
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Equity in net deficit of subsidiaries	$4,209,536	$3,300,405
Due to subsidiary	6	6
Total liabilities	4,209,542	3,300,411
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 36,138,273 in 2021 and 38,868,350 in 2020 issued and outstanding	361	389
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	840	5,122
Retained deficit	(4,207,917)	(3,303,492)
Accumulated other comprehensive loss	(2,820)	(2,424)
Total stockholders’ deficit	(4,209,536)	(3,300,405)
Total liabilities and stockholders’ deficit	$6	$6

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	For the Years Ended
	January 2,	January 3,	December 29,
	2022	2021	2019
REVENUES	$—	$—	$—
Total revenues	—	—	—
OPERATING EXPENSES	—	—	—
Total operating expenses	—	—	—
INCOME FROM OPERATIONS	—	—	—
Equity earnings in subsidiaries	510,467	491,296	400,709
INCOME BEFORE PROVISION FOR INCOME TAXES	510,467	491,296	400,709
PROVISION FOR INCOME TAXES	—	—	—
NET INCOME	$510,467	$491,296	$400,709
COMPREHENSIVE INCOME	$510,071	$492,614	$401,396
EARNINGS PER SHARE:
Common Stock – basic	$13.72	$12.61	$9.83
Common Stock – diluted	$13.54	$12.39	$9.56

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 2,	January 3,	December 29,
	2022	2021	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$538,741	$402,348	$421,661
CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends from subsidiaries	908,698	—	375,948
Net cash provided by investing activities	908,698	—	375,948
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock dividends and equivalents	(139,399)	(121,925)	(105,715)
Purchases of common stock	(1,320,902)	(304,590)	(699,007)
Other	12,862	24,167	7,113
Net cash used in financing activities	(1,447,439)	(402,348)	(797,609)
CHANGE IN CASH	—	—	—
CASH, AT BEGINNING OF PERIOD	6	6	6
CASH, AT END OF PERIOD	$6	$6	$6

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

(2)
Supplemental Disclosures of Cash Flow Information

During 2021, 2020 and 2019, the Parent Company received dividends from its subsidiaries primarily consisting of amounts received to pay dividends and repurchase common stock in connection with the Company’s recapitalization transactions. See Note 3 to the Company’s consolidated financial statements as filed in this Form 10-K for a description of these recapitalization transactions. In 2021 and 2019, the amount of dividends received was in excess of current year equity in earnings from its subsidiaries, and thus a portion of these dividends was considered to be a return of investment and is classified as a cash inflow from investing activities.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Richard E. Allison, Jr.
Richard E. Allison, Jr.
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ Richard E. Allison, Jr.
Richard E. Allison, Jr.	Chief Executive Officer and Director
March 1, 2022	(Principal Executive Officer and Principal Financial Officer)

/s/ Jessica L. Parrish
Jessica L. Parrish	Vice President, Corporate Controller and Treasurer
March 1, 2022

/s/ David A. Brandon
David A. Brandon	Chairman of the Board of Directors
March 1, 2022

/s/ C. Andrew Ballard
C. Andrew Ballard	Director
March 1, 2022

/s/ Andrew B. Balson
Andrew B. Balson	Director
March 1, 2022

/s/ Corie S. Barry
Corie S. Barry	Director
March 1, 2022

/s/ Diana F. Cantor
Diana F. Cantor	Director
March 1, 2022

/s/ Richard L. Federico
Richard L. Federico	Director
March 1, 2022

/s/ James A. Goldman
James A. Goldman	Director
March 1, 2022

/s/ Patricia E. Lopez
Patricia E. Lopez	Director
March 1, 2022