Form 10-Q
period 2022-03-27
DOMINOS PIZZA INC
filed 2022-04-28
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2022

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

As of April 21, 2022, Domino’s Pizza, Inc. had 36,045,067 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 27, 2022	January 2, 2022 (1)
Assets
Current assets:
Cash and cash equivalents	$164,962	$148,160
Restricted cash and cash equivalents	168,241	180,579
Accounts receivable, net	246,978	255,327
Inventories	77,711	68,328
Prepaid expenses and other	27,857	27,242
Advertising fund assets, restricted	175,488	180,904
Total current assets	861,237	860,540
Property, plant and equipment:
Land and buildings	108,426	108,372
Leasehold and other improvements	195,355	193,572
Equipment	318,504	312,772
Construction in progress	26,652	27,815
	648,937	642,531
Accumulated depreciation and amortization	(329,290)	(318,466)
Property, plant and equipment, net	319,647	324,065
Other assets:
Operating lease right-of-use assets	209,099	210,702
Goodwill	16,153	15,034
Capitalized software, net	96,790	95,558
Investments	125,840	125,840
Other assets	43,009	37,968
Deferred income taxes	2,247	2,109
Total other assets	493,138	487,211
Total assets	$1,674,022	$1,671,816
Liabilities and stockholders' deficit
Current liabilities:
Current portion of long-term debt	$55,632	$55,588
Accounts payable	92,353	91,547
Operating lease liabilities	37,384	37,155
Insurance reserves	31,658	32,588
Dividends payable	40,632	918
Advertising fund liabilities	168,161	173,737
Other accrued liabilities	169,004	199,208
Total current liabilities	594,824	590,741
Long-term liabilities:
Long-term debt, less current portion	5,002,092	5,014,638
Operating lease liabilities	182,369	184,471
Insurance reserves	38,689	36,913
Other accrued liabilities	49,825	50,667
Deferred income taxes	4,865	3,922
Total long-term liabilities	5,277,840	5,290,611
Stockholders' deficit:
Common stock	360	361
Additional paid-in capital	3,545	840
Retained deficit	(4,200,341)	(4,207,917)
Accumulated other comprehensive loss	(2,206)	(2,820)
Total stockholders' deficit	(4,198,642)	(4,209,536)
Total liabilities and stockholders' deficit	$1,674,022	$1,671,816

(1) The condensed consolidated balance sheet at January 2, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
	March 27,	March 28,
(In thousands, except per share data)	2022	2021
Revenues:
U.S. Company-owned stores	$103,895	$112,744
U.S. franchise royalties and fees	122,285	124,486
Supply chain	609,547	568,338
International franchise royalties and fees	68,833	66,770
U.S. franchise advertising	106,589	111,360
Total revenues	1,011,149	983,698
Cost of sales:
U.S. Company-owned stores	87,375	85,742
Supply chain	555,150	508,805
Total cost of sales	642,525	594,547
Operating margin	368,624	389,151
General and administrative	97,494	91,253
U.S. franchise advertising	106,589	111,360
Income from operations	164,541	186,538
Other income	—	2,500
Interest income	49	22
Interest expense	(46,872)	(39,422)
Income before provision for income taxes	117,718	149,638
Provision for income taxes	26,754	31,877
Net income	$90,964	$117,761
Earnings per share:
Common stock - basic	$2.53	$3.04
Common stock - diluted	2.50	3.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended
	March 27,	March 28,
(In thousands)	2022	2021
Net income	$90,964	$117,761
Currency translation adjustment	614	186
Comprehensive income	$91,578	$117,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
	March 27,	March 28,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$90,964	$117,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,976	16,465
Loss on sale/disposal of assets	195	161
Amortization of debt issuance costs	1,319	1,203
Provision for deferred income taxes	1,319	1,578
Non-cash equity-based compensation expense	7,265	5,204
Excess tax benefits from equity-based compensation	(86)	(914)
Provision for losses on accounts and notes receivable	1,462	180
Unrealized gain on investments	—	(2,500)
Changes in operating assets and liabilities	(34,718)	(1,634)
Changes in advertising fund assets and liabilities, restricted	(7,907)	15,347
Net cash provided by operating activities	78,789	152,851
Cash flows from investing activities:
Capital expenditures	(12,454)	(16,561)
Purchase of investments	—	(40,000)
Purchase of franchise operations and other assets	(6,814)	—
Other	(1,368)	121
Net cash used in investing activities	(20,636)	(56,440)
Cash flows from financing activities:
Repayments of long-term debt and finance lease obligations	(13,861)	(704)
Proceeds from exercise of stock options	266	3,693
Purchases of common stock	(47,661)	(25,000)
Tax payments for restricted stock upon vesting	(789)	(1,044)
Payments of common stock dividends and equivalents	(51)	(64)
Net cash used in financing activities	(62,096)	(23,119)
Effect of exchange rate changes on cash	374	161
Change in cash and cash equivalents, restricted cash and cash equivalents	(3,569)	73,453

Cash and cash equivalents, beginning of period	148,160	168,821
Restricted cash and cash equivalents, beginning of period	180,579	217,453
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	161,741	115,872
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	490,480	502,146

Cash and cash equivalents, end of period	164,962	267,719
Restricted cash and cash equivalents, end of period	168,241	176,029
Cash and cash equivalents included in advertising fund assets, restricted, end of period	153,708	131,851
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$486,911	$575,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

March 27, 2022

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended January 2, 2022 included in the Company’s 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2022 (the “2021 Form 10-K”).

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended March 27, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2023.

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

	Fiscal Quarters Ended March 27, 2022 and March 28, 2021
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2022	$332,769	$641,962	$68,833	$(32,415)	$—	$1,011,149
2021	348,590	599,177	66,770	(30,839)	—	983,698
Segment Income
2022	$97,292	$46,349	$55,046	N/A	$(7,710)	$190,977
2021	107,436	52,552	54,468	N/A	(6,088)	208,368

The following table reconciles total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 27,	March 28,
	2022	2021
Total Segment Income	$190,977	$208,368
Depreciation and amortization	(18,976)	(16,465)
Loss on sale/disposal of assets	(195)	(161)
Non-cash equity-based compensation expense	(7,265)	(5,204)
Income from operations	164,541	186,538
Other income	—	2,500
Interest income	49	22
Interest expense	(46,872)	(39,422)
Income before provision for income taxes	$117,718	$149,638

3. Earnings Per Share

	Fiscal Quarter Ended
	March 27,	March 28,
	2022	2021
Net income available to common stockholders - basic and diluted	$90,964	$117,761
Basic weighted average number of shares	36,000,896	38,700,225
Earnings per share – basic	$2.53	$3.04
Diluted weighted average number of shares	36,435,038	39,208,383
Earnings per share – diluted	$2.50	$3.00

The denominators used in calculating diluted earnings per share for common stock for the fiscal quarters ended March 27, 2022 and March 28, 2021 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	Fiscal Quarter Ended
	March 27,	March 28,
	2022	2021
Anti-dilutive shares underlying stock-based awards
Stock options	74,152	51,490
Restricted stock awards and units	469	—
Performance condition not met
Restricted stock awards and units	42,777	65,967

4. Stockholders’ Deficit

The following table summarizes the changes in stockholders’ deficit for the first quarter of 2022.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 2, 2022	36,138,273	$361	$840	$(4,207,917)	$(2,820)
Net income	—	—	—	90,964	—
Dividends declared on common stock and equivalents ($1.10 per share)	—	—	—	(39,765)	—
Issuance and cancellation of stock awards, net	340	—	—	—	—
Tax payments for restricted stock upon vesting	(1,875)	—	(789)	—	—
Purchases of common stock	(100,810)	(1)	(4,037)	(43,623)	—
Exercise of stock options	1,445	—	266	—	—
Non-cash equity-based compensation expense	—	—	7,265	—	—
Currency translation adjustment	—	—	—	—	614
Balance at March 27, 2022	36,037,373	$360	$3,545	$(4,200,341)	$(2,206)

Subsequent to the end of the first quarter of 2022, on April 26, 2022, the Company’s Board of Directors declared a $1.10 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2022 to be paid on June 30, 2022.

The following table summarizes the changes in stockholders’ deficit for the first quarter of 2021.

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

The following tables summarize the carrying amounts and fair values of certain assets at March 27, 2022 and January 2, 2022:

	At March 27, 2022
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$130,561	$130,561	$—	$—
Restricted cash equivalents	119,832	119,832	—	—
Investments in marketable securities	14,417	14,417	—	—
Advertising fund cash equivalents, restricted	139,780	139,780	—	—
Investments	125,840	—	—	125,840

	At January 2, 2022
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$87,384	$87,384	$—	$—
Restricted cash equivalents	115,185	115,185	—	—
Investments in marketable securities	15,433	15,433	—	—
Advertising fund cash equivalents, restricted	140,115	140,115	—	—
Investments	125,840	—	—	125,840

The Company holds a non-controlling interest in DPC Dash Ltd, a privately-held business company limited by shares incorporated with limited liability under the laws of the British Virgin Islands (“DPC Dash”). Through its subsidiaries, DPC Dash serves as the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. The Company’s investment in DPC Dash’s senior ordinary shares, which are not in-substance common stock, represents an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments.

The Company did not record any adjustments to the carrying amount of $125.8 million in the first quarter of 2022. The following table summarizes the reconciliation of the carrying amount of the Company’s investment in DPC Dash from the opening balance at January 3, 2021 to the closing balance at March 28, 2021.

	Fiscal Quarter Ended March 28, 2021
	Carrying Amount			Carrying Amount
	January 3,		Unrealized	March 28,
	2021	Purchases	Gain	2021
Investments	$40,000	$40,000	$2,500	$82,500

Fair Value of Debt

The estimated fair values of the Company’s fixed rate notes are classified as Level 2 measurements, as the Company estimates the fair value amount by using available market information. The Company obtained quotes from two separate brokerage firms that are knowledgeable about the Company’s fixed rate notes and, at times, trade these notes. The Company also performed its own internal analysis based on the information gathered from public markets, including information on notes that are similar to those of the Company. However, considerable judgment is required to interpret market data to estimate fair value. Accordingly, the fair value estimates presented are not necessarily indicative of the amount that the Company or the debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values stated below.

Management estimated the approximate fair values of the Company's 2015, 2017, 2018, 2019 and 2021 notes as follows:

	March 27, 2022		January 2, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$758,000	$764,064	$760,000	$777,480
2017 Ten-Year Notes	960,000	951,360	962,500	1,000,038
2018 7.5-Year Notes	411,188	411,599	412,250	420,907
2018 9.25-Year Notes	387,000	386,226	388,000	407,788
2019 Ten-Year Notes	661,500	635,702	663,188	693,031
2021 7.5-Year Notes	843,625	773,604	845,750	849,133
2021 Ten-Year Notes	992,500	912,108	995,000	1,017,885

The Company did not have any outstanding borrowings under its variable funding notes at March 27, 2022 or January 2, 2022.

6. Revenue Disclosures

Contract Liabilities

Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $5.4 million were included in current other accrued liabilities as of March 27, 2022 and January 2, 2022. Deferred franchise fees and deferred development fees of $24.0 million and $24.3 million were included in long-term other accrued liabilities as of March 27, 2022 and January 2, 2022, respectively.

Changes in deferred franchise fees and deferred development fees for the first quarter of 2022 and the first quarter of 2021 were as follows:

	Fiscal Quarter Ended
	March 27,	March 28,
	2022	2021
Deferred franchise fees and deferred development fees at beginning of period	$29,694	$19,090
Revenue recognized during the period	(1,420)	(1,390)
New deferrals due to cash received and other	1,159	803
Deferred franchise fees and deferred development fees at end of period	$29,433	$18,503

Advertising Fund Assets

As of March 27, 2022, advertising fund assets, restricted of $175.5 million consisted of $153.7 million of cash and cash equivalents, $15.4 million of accounts receivable and $6.4 million of prepaid expenses. As of March 27, 2022, advertising fund cash and cash equivalents included $7.3 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

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

The components of operating and finance lease cost for the first quarter of 2022 and the first quarter of 2021 were as follows:

	Fiscal Quarter Ended
	March 27,	March 28,
	2022	2021
Operating lease cost	$10,275	$10,424
Finance lease cost:
Amortization of right-of-use assets	1,208	919
Interest on lease liabilities	1,104	1,026
Total finance lease cost	$2,312	$1,945

Rent expense totaled $18.9 million and $18.2 million in the first quarter of 2022 and the first quarter of 2021, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $2.2 million and $1.8 million in the first quarter of 2022 and the first quarter of 2021, respectively. Variable rent expense and rent expense for other short-term leases were immaterial in both the first quarter of 2022 and the first quarter of 2021.

Supplemental balance sheet information related to the Company’s finance leases as of March 27, 2022 and January 2, 2022 was as follows:

	March 27,	January 2,
	2022	2022
Land and buildings	$87,019	$86,965
Accumulated depreciation and amortization	(15,641)	(14,423)
Finance lease assets, net	$71,378	$72,542

Current portion of long-term debt	$4,132	$4,088
Long-term debt, less current portion	71,260	72,250
Total principal payable on finance leases	$75,392	$76,338

As of March 27, 2022 and January 2, 2022, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	March 27, 2022		January 2, 2022
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Weighted average remaining lease term	7 years	15 years	7 years	15 years
Weighted average discount rate	3.5%	5.8%	3.5%	5.8%

Supplemental cash flow information related to leases for the first quarter of 2022 and the first quarter of 2021 were as follows:

	Fiscal Quarter Ended
	March 27,	March 28,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,637	$10,187
Operating cash flows from finance leases	1,104	1,026
Financing cash flows from finance leases	986	704
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7,758	4,672
Finance leases	—	399

Maturities of lease liabilities as of March 27, 2022 were as follows:

	Operating	Finance
	Leases	Leases
2022	$35,957	$6,078
2023	40,220	7,542
2024	39,100	8,121
2025	33,501	7,942
2026	30,487	8,640
Thereafter	67,721	78,139
Total future minimum rental commitments	246,986	116,462
Less – amounts representing interest	(27,233)	(41,070)
Total lease liabilities	$219,753	$75,392

As of March 27, 2022, the Company had additional leases for one supply chain center and certain supply chain tractors and trailers that had not yet commenced with estimated future minimum rental commitments of approximately $63.0 million. These leases are expected to commence in 2022 with lease terms of up to 16 years. These undiscounted amounts are not included in the table above.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $8.6 million and $9.1 million as of March 27, 2022 and January 2, 2022, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

8. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $6.9 million at March 27, 2022 and $5.4 million at January 2, 2022.

9. Company-owned Store Transactions

During the first quarter of 2022, the Company purchased 23 U.S. franchised stores from certain of the Company’s existing U.S. franchisees for $6.8 million, which included $4.0 million of intangibles, $1.7 million of equipment and leasehold improvements and $1.1 million of goodwill.

10. New Accounting Pronouncements

Accounting Standards Not Yet Adopted

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”). The Company has not yet completed its assessment of the following standard.

Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The Company’s variable funding notes bear interest at fluctuating interest rates based on LIBOR. However, the associated loan documents contemplate a transition from LIBOR to secured overnight financing rate (“SOFR”) in the event that LIBOR ceases to exist. If the Company further needs to renegotiate its loan documents, the Company cannot predict what alternative index would be negotiated with its lenders. ASU 2020-04 may currently be adopted and may be applied prospectively to contract modifications made on or before December 31, 2022. The Company is currently assessing the impact of adopting this standard but does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2022 and 2021 first quarters referenced herein represent the twelve-week periods ended March 27, 2022 and March 28, 2021, respectively. In this section, we discuss the results of our operations for the first quarter of 2022 as compared to the first quarter of 2021.

Overview

Domino’s is the largest pizza company in the world with more than 19,000 locations in over 90 markets around the world as of March 27, 2022, and operates two distinct service models within its stores with a significant business in both delivery and carryout. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. We are a highly recognized global brand, and we focus on serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores. We are primarily a franchisor, with approximately 98% of Domino’s stores currently owned and operated by our independent franchisees. Franchising enables an individual to be his or her own employer and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

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

First Quarter of 2022 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 3.6% as compared to the first quarter of 2021. U.S. retail sales declined 1.4% and international retail sales, excluding foreign currency impact, increased 8.4% as compared to the first quarter of 2021.
•
Same store sales declined 3.6% in our U.S. stores and increased 1.2% in our international stores (excluding foreign currency impact).
•
Revenues increased 2.8%.
•
Income from operations decreased 11.8%.
•
Net income decreased 22.8%.
•
Diluted earnings per share decreased 16.7%.

Domino’s experienced global retail sales growth during the first quarter of 2022. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand. We continued our strong international same store sales performance with the 113th consecutive quarter of positive international same store sales (excluding foreign currency impact). U.S. same store sales declined 3.6% in the first quarter of 2022, rolling over an increase in U.S. same store sales of 13.4% in the first quarter of 2021. The decrease in U.S. same store sales was attributable in part to lower order counts resulting from labor shortages affecting store hours and staffing levels in many of our markets, as well as economic stimulus activity in the U.S in the first quarter of 2021 in response to the COVID-19 pandemic which did not recur in the first quarter of 2022. The decline in U.S. store order counts was partially offset by a higher average ticket per transaction resulting from higher menu prices as well as more items purchased per transaction and increases to our average delivery fee.

During the first quarter of 2022, we experienced significant inflationary pressures in our commodity, labor and fuel costs resulting from the macroeconomic environment in the U.S., which had a significant impact on our overall operating results as compared to the prior year quarter. Internationally, we continued to experience increases in retail sales during the first quarter of 2022. Our U.S. and international same store sales (excluding foreign currency impact) continue to be pressured by our fortressing strategy, which includes increasing store concentration in certain markets where we compete, as well as from aggressive competitive activity.

We continued our global expansion with the opening of 213 net stores in the first quarter of 2022. We had 37 net stores open in the U.S. and 176 net stores open internationally during the first quarter of 2022.

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

	First Quarter of 2022	First Quarter of 2021
U.S. stores	(1.4)%	+15.3%
International stores (excluding foreign currency impact)	+8.4%	+12.8%
Total (excluding foreign currency impact)	+3.6%	+14.0%

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

	First Quarter of 2022	First Quarter of 2021
U.S. Company-owned stores (1)	(10.5)%	+6.3%
U.S. franchise stores (1)	(3.2)%	+13.9%
U.S. stores	(3.6)%	+13.4%
International stores (excluding foreign currency impact)	+1.2%	+11.8%

(1) During the first quarter of 2022, we purchased 23 U.S. franchised stores from certain of our existing U.S. franchisees. The same store sales growth for these stores is reflected in U.S. Company-owned stores in the first quarter of 2022.

Store Growth Activity

Store counts and net store growth are commonly used statistical measures in the quick-service restaurant industry that are important to understanding performance.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at January 2, 2022	375	6,185	6,560	12,288	18,848
Openings	2	38	40	217	257
Closings (1)	—	(3)	(3)	(41)	(44)
Transfers (2)	23	(23)	—	—	—
Store count at March 27, 2022	400	6,197	6,597	12,464	19,061
First quarter 2022 net store growth	2	35	37	176	213
Trailing four quarters net store growth	13	193	206	1,036	1,242

(1) Temporary store closures are not treated as store closures and affected stores are included in the ending store count. Based on information reported to us by our master franchisees, we estimate that as of March 27, 2022, there were approximately 200 international stores temporarily closed.

(2) Net store growth does not include the effect of transfers. During the first quarter of 2022, we purchased 23 U.S. franchised stores from certain of our existing U.S. franchisees.

Income Statement Data

	First Quarter of 2022		First Quarter of 2021
U.S. Company-owned stores	$103.9		$112.7
U.S. franchise royalties and fees	122.3		124.5
Supply chain	609.5		568.3
International franchise royalties and fees	68.8		66.8
U.S. franchise advertising	106.6		111.4
Total revenues	1,011.1	100.0%	983.7	100.0%
U.S. Company-owned stores	87.4		85.7
Supply chain	555.2		508.8
Total cost of sales	642.5	63.5%	594.5	60.4%
Operating margin	368.6	36.5%	389.2	39.6%
General and administrative	97.5	9.7%	91.3	9.3%
U.S. franchise advertising	106.6	10.5%	111.4	11.3%
Income from operations	164.5	16.3%	186.5	19.0%
Other income	—	0.0%	2.5	0.2%
Interest expense, net	(46.8)	(4.7)%	(39.4)	(4.0)%
Income before provision for income taxes	117.7	11.6%	149.6	15.2%
Provision for income taxes	26.8	2.6%	31.9	3.2%
Net income	$91.0	9.0%	$117.8	12.0%

Revenues

	First Quarter of 2022		First Quarter of 2021
U.S. Company-owned stores	$103.9	10.3%	$112.7	11.4%
U.S. franchise royalties and fees	122.3	12.1%	124.5	12.7%
Supply chain	609.5	60.3%	568.3	57.8%
International franchise royalties and fees	68.8	6.8%	66.8	6.8%
U.S. franchise advertising	106.6	10.5%	111.4	11.3%
Total revenues	$1,011.1	100.0%	$983.7	100.0%

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

U.S. Stores Revenues

	First Quarter of 2022		First Quarter of 2021
U.S. Company-owned stores	$103.9	31.2%	$112.7	32.3%
U.S. franchise royalties and fees	122.3	36.8%	124.5	35.7%
U.S. franchise advertising	106.6	32.0%	111.4	32.0%
U.S. stores	$332.8	100.0%	$348.6	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations decreased $8.8 million, or 7.8%, in the first quarter of 2022 due to a decrease in U.S. Company-owned same store sales. This decrease was partially offset by an increase in the average number of U.S. Company-owned stores open during the period. U.S. Company-owned same store sales decreased 10.5% in the first quarter of 2022 and increased 6.3% in the first quarter of 2021.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees decreased $2.2 million, or 1.8%, in the first quarter of 2022 due primarily to a decrease in U.S. franchise same store sales. This decrease was partially offset by an increase in the average number of U.S. franchised stores open during the period resulting from net store growth. U.S. franchise same store sales decreased 3.2% in the first quarter of 2022 and increased 13.9% in the first quarter of 2021.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising decreased $4.8 million, or 4.3%, in the first quarter of 2022 due to a decrease in U.S. franchise same store sales as well as approximately $2.5 million in advertising incentives related to certain brand promotions. These decreases were partially offset by an increase in the average number of U.S. franchised stores open during the period, resulting from net store growth.

Supply Chain

Supply chain revenues increased $41.2 million, or 7.3%, in the first quarter of 2022 due to higher market basket pricing to stores, partially offset by lower order volumes at our U.S. franchise stores. Our market basket pricing to stores increased 11.9% during the first quarter of 2022, which resulted in an estimated $56.1 million increase in supply chain revenues.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees increased $2.1 million, or 3.1%, in the first quarter of 2022 due primarily to higher international retail sales resulting from international same store sales growth (excluding foreign currency impact) and an increase in the average number of international franchised stores open during the period, resulting from net store growth. The negative impact of changes in foreign currency exchange rates of $4.3 million in the first quarter of 2022 partially offset the increase in international franchise royalties and fees revenues.

Excluding the impact of foreign currency exchange rates, international franchise same store sales increased 1.2% in the first quarter of 2022 and increased 11.8% in the first quarter of 2021.

Cost of Sales / Operating Margin

	First Quarter of 2022		First Quarter of 2021
Consolidated revenues	$1,011.1	100.0%	$983.7	100.0%
Consolidated cost of sales	642.5	63.5%	594.5	60.4%
Consolidated operating margin	$368.6	36.5%	$389.2	39.6%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs. Consolidated operating margin (which we define as revenues less cost of sales) decreased $20.6 million, or 5.3%, in the first quarter of 2022, due primarily to lower U.S. Company-owned store revenues, as well as higher food, labor and delivery costs and lower global franchise revenues. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on the operating margin. Additionally, as our market basket prices fluctuate, our revenues and margin percentages in our supply chain segment also fluctuate; however, actual product-level dollar margins remain unchanged.

As a percentage of revenues, the consolidated operating margin decreased 3.1 percentage points in the first quarter of 2022. U.S. Company-owned store operating margin decreased 8.0 percentage points in the first quarter of 2022. Supply chain operating margin decreased 1.6 percentage points in the first quarter of 2022. These changes in operating margin are described below.

U.S. Company-Owned Store Operating Margin

	First Quarter of 2022		First Quarter of 2021
Revenues	$103.9	100.0%	$112.7	100.0%
Cost of sales	87.4	84.1%	85.7	76.1%
Store operating margin	$16.5	15.9%	$27.0	23.9%

U.S. Company-owned store operating margin (which does not include certain store-level costs such as royalties and advertising) decreased $10.5 million, or 38.8%, in the first quarter of 2022, due primarily to lower same store sales, as well as higher food costs. As a percentage of store revenues, the U.S. Company-owned store operating margin decreased 8.0 percentage points in the first quarter of 2022. These changes in operating margin as a percentage of revenues are discussed in additional detail below.

•
Food costs increased 3.8 percentage points to 30.9% in the first quarter of 2022 as a result of higher food basket prices.
•
Labor costs increased 2.4 percentage points to 30.8% in the first quarter of 2022 due primarily to continued investments in frontline team member wage rates in our U.S. Company-owned stores in the first quarter of 2022, as well as lower sales leverage. These increases were partially offset by lower headcount attributable to labor shortages affecting store hours and staffing levels in many of our markets.
•
Occupancy costs, which include rent, telephone, utilities and depreciation, increased 1.3 percentage points to 9.1% in the first quarter of 2022 due primarily to lower sales leverage.
•
Insurance costs increased 0.9 percentage points to 4.2% in the first quarter of 2022 due primarily to unfavorable claims experience, as well as lower sales leverage.

Supply Chain Operating Margin

	First Quarter of 2022		First Quarter of 2021
Revenues	$609.5	100.0%	$568.3	100.0%
Cost of sales	555.2	91.1%	508.8	89.5%
Supply chain operating margin	$54.4	8.9%	$59.5	10.5%

Supply chain operating margin decreased $5.1 million, or 8.6%, in the first quarter of 2022, due primarily to higher labor and delivery costs. As a percentage of supply chain revenues, the supply chain operating margin decreased 1.6 percentage points in the first quarter of 2022 due to higher food, labor and delivery costs resulting from inflationary pressures due to the macroeconomic environment in the U.S., as well as lower sales leverage.

General and Administrative Expenses

General and administrative expenses increased $6.2 million, or 6.8%, in the first quarter of 2022, driven primarily by higher labor costs, including non-cash equity-based compensation expense, as well as higher amortization expense for capitalized software. These increases were partially offset by lower variable performance-based compensation expense.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses decreased $4.8 million, or 4.3%, in the first quarter of 2022, consistent with the decrease in U.S. franchise advertising revenues. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand and these revenues cannot be used for general corporate purposes.

Other Income

During the first quarter of 2021, we recorded a $2.5 million unrealized gain on our investment in DPC Dash (Note 5) resulting from the observable change in price from the valuation of the additional $40.0 million investment we made in the first quarter of 2021. We did not record any adjustments to the carrying amount of $125.8 million in the first quarter of 2022.

Interest Expense, Net

Interest expense, net increased $7.4 million, or 18.8%, in the first quarter of 2022 driven by higher average borrowings resulting from our recapitalization transaction completed on April 16, 2021 (the “2021 Recapitalization”). The Company’s weighted average borrowing rate decreased to 3.7% in the first quarter of 2022 from 3.9% in the first quarter of 2021, resulting from the lower interest rates on the debt outstanding due to the 2021 Recapitalization.

Provision for Income Taxes

Income tax expense decreased $5.1 million, or 16.1%, in the first quarter of 2022 due to a decrease in income before provision for income taxes. The effective tax rate increased to 22.7% during the first quarter of 2022 as compared to 21.3% in the first quarter of 2021. The higher effective tax rate was driven in part by a 0.5 percentage point change in the impact of excess tax benefits from equity-based compensation, which are recorded as a reduction to the income tax provision, as a result of fewer stock option exercises in the first quarter of 2022 as compared to the first quarter of 2021.

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

	First Quarter of 2022	First Quarter of 2021
U.S. stores	$97.3	$107.4
Supply chain	46.3	52.6
International franchise	55.0	54.5
Other	(7.7)	(6.1)

U.S. Stores

U.S. stores Segment Income decreased $10.1 million, or 9.4%, in the first quarter of 2022, primarily due to the $10.5 million decrease in U.S. Company-owned store operating margin, as well as the $2.2 million decrease in U.S. franchise royalties and fees revenues, each as discussed above. U.S. franchise revenues do not have a cost of sales component, therefore changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income.

Supply Chain

Supply chain Segment Income decreased $6.2 million, or 11.8%, in the first quarter of 2022, primarily due to the $5.1 million decrease in operating margin described above.

International Franchise

International franchise Segment Income increased $0.6 million, or 1.1%, in the first quarter of 2022, primarily due to the $2.1 million increase in international franchise royalties and fees revenues discussed above. International franchise revenues do not have a cost of sales component, therefore changes in these revenues have a disproportionate effect on international franchise Segment Income.

Other

Other Segment Income decreased $1.6 million, or 26.6%, in the first quarter of 2022, due primarily to higher labor, professional fees and travel costs. These increases were partially offset by lower variable performance-based compensation expense.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. These factors allow us to manage our working capital and our ongoing cash flows from operations to invest in our business and other strategic opportunities, pay dividends and repurchase and retire shares of our common stock. As of March 27, 2022, we had working capital of $90.8 million, excluding restricted cash and cash equivalents of $168.2 million, advertising fund assets, restricted, of $175.5 million and advertising fund liabilities of $168.2 million. Working capital includes total unrestricted cash and cash equivalents of $165.0 million.

Our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes. During the first quarter of 2022, we experienced an increase in international same store sales (excluding foreign currency impact) versus the comparable periods in the prior year. While our U.S. same store sales declined, both the U.S. and international businesses grew store counts in the first quarter of 2022. These factors contributed to our global retail sales growth realized in the first quarter of 2022, which resulted in our continued ability to generate positive operating cash flows. As of March 27, 2022, we had a variable funding note facility which allowed for advances of up to $200.0 million of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes and certain other credit instruments, including letters of credit (the “2021 Variable Funding Notes”). The letters of credit are primarily related to our casualty insurance programs and certain supply chain center leases. As of March 27, 2022, we had no outstanding borrowings and $155.8 million of available borrowing capacity under our 2021 Variable Funding Notes, net of letters of credit issued of $44.2 million.

We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, excess cash from our recapitalization transactions and available borrowings under our variable funding notes to, among other things, fund working capital requirements, invest in our core business, service our indebtedness, pay dividends and repurchase shares of our common stock.

Our ability to continue to fund these items and continue to service our debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our 2021 Form 10-K. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under our variable funding notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our outstanding senior notes and to service, extend or refinance our variable funding notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Restricted Cash

As of March 27, 2022, we had $120.9 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $47.1 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $168.2 million of restricted cash and cash equivalents. As of March 27, 2022, we also held $153.7 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

As of March 27, 2022, we had approximately $5.06 billion of long-term debt, of which $55.6 million was classified as a current liability. As of March 27, 2022, our fixed rate notes from the recapitalizations we completed in 2021, 2019, 2018, 2017 and 2015 had original scheduled principal payments of $38.6 million in the remainder of 2022, $51.5 million in each of 2023 and 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031.

In accordance with our debt agreements, the payment of principal on the outstanding senior notes may be suspended if our leverage ratio is less than or equal to 5.0x total debt to adjusted EBITDA, as defined in the related agreements, and no catch-up provisions are applicable. As of the fourth quarter of 2020, we had a leverage ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payment on our then-outstanding notes in the first quarter of 2021. Subsequent to the closing of the 2021 Recapitalization, we had a leverage ratio of greater than 5.0x, and accordingly, resumed making the previously scheduled debt amortization payment on our notes beginning in the second quarter of 2021.

The notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation. The covenant requires a minimum coverage ratio of 1.75x total debt service to securitized net cash flow, as defined in the related agreements. In the event that certain covenants are not met, the notes may become due and payable on an accelerated schedule.

Share Repurchase Programs

Our share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our variable funding notes. On July 20, 2021, our Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of our common stock.

During the first quarter of 2022, we repurchased and retired 100,810 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $47.7 million. As of March 27, 2022, we had a total remaining authorized amount for share repurchases of approximately $656.4 million.

Dividends

On February 24, 2022, our Board of Directors declared a $1.10 per share quarterly dividend on our outstanding common stock for shareholders of record as of March 15, 2022, which was paid on March 30, 2022. We had approximately $40.6 million accrued for common stock dividends at March 27, 2022. Subsequent to the end of the first quarter, on April 26, 2022, our Board of Directors declared a $1.10 per share quarterly dividend on our outstanding common stock for shareholders of record as of June 15, 2022 to be paid on June 30, 2022.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

(In millions)	First Quarter of 2022	First Quarter of 2021
Cash flows provided by (used in)
Net cash provided by operating activities	$78.8	$152.9
Net cash used in investing activities	(20.6)	(56.4)
Net cash used in financing activities	(62.1)	(23.1)
Effect of exchange rate changes on cash	0.4	0.2
Change in cash and cash equivalents, restricted cash and cash equivalents	$(3.6)	$73.5

Operating Activities

Cash provided by operating activities decreased $74.1 million in the first quarter of 2022, primarily due to the negative impact of changes in operating assets and liabilities of $32.2 million. The negative impact of changes in operating assets and liabilities related to the timing of payments on accounts payable, accrued liabilities and income taxes as well as the timing and pricing of inventory in the first quarter of 2022 as compared to the first quarter of 2021. The decrease in cash provided by operating activities was also due to a $23.3 million negative impact of changes in advertising fund assets and liabilities, restricted, in the first quarter of 2022 as compared to the first quarter of 2021 due to payments for advertising activities outpacing receipts for advertising contributions. Additionally, net income decreased $26.8 million; however, this included an $8.2 million increase in non-cash adjustments, resulting in an overall decrease to cash provided by operating activities in the first quarter of 2022 as compared to the first quarter of 2021 of $18.6 million.

Investing Activities

Cash used in investing activities was $20.6 million in the first quarter of 2022, which primarily consisted of $12.5 million of capital expenditures (driven primarily by investments in technological initiatives, supply chain centers and corporate store operations). We also acquired 23 U.S. franchise stores from certain of our existing U.S. franchisees for $6.8 million.

Financing Activities

Cash used in financing activities was $62.1 million in the first quarter of 2022, which primarily consisted of the repurchase of approximately $47.7 million in common stock under our Board of Directors-approved share repurchase program, repayments of long-term debt and finance lease obligations of $13.9 million and tax payments for the vesting of restricted stock of $0.8 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $0.3 million.

Critical Accounting Estimates

For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Form 10-K. The Company considers its most significant accounting policies and estimates to be long-lived assets, casualty insurance reserves and income taxes. There have been no material changes to the Company’s critical accounting estimates since January 2, 2022.

Forward-Looking Statements

This filing contains various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “may,” “will,” “plans,” “predicts,” “projects,” “seeks,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, our anticipated profitability, estimates in same store sales growth, the growth of our U.S. and international business, our ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our expectations are more fully described under the section headed “Risk Factors” in this filing and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our 2021 Form 10-K. Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our substantial increased indebtedness as a result of our recapitalization transactions and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future; the impact a downgrade in our credit rating may have on our business, financial condition and results of operations; our future financial performance and our ability to pay principal and interest on our indebtedness; our ability to manage difficulties associated with or related to the ongoing COVID-19 pandemic and the effects of COVID-19 and related regulations and policies on our business and supply chain, including impacts on the availability of labor; labor shortages or changes in operating expenses resulting from changes in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs; the effectiveness of our advertising, operations and promotional initiatives; shortages, interruptions or disruptions in the supply or delivery of fresh food products and store equipment; the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry, including the food service and food delivery markets; the impact of social media and other consumer-oriented technologies on our business, brand and reputation; the impact of new or improved technologies and alternative methods of delivery on consumer behavior; new product, digital ordering and concept developments by us, and other food-industry competitors; our ability to maintain good relationships with and attract new franchisees, and franchisees’ ability to successfully manage their operations without negatively impacting our royalty payments and fees or our brand’s reputation; our ability to successfully implement cost-saving strategies; our ability and that of our franchisees to successfully operate in the current and future credit environment; changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation; the impact that widespread illness, health epidemics or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate; changes in foreign currency exchange rates; changes in income tax rates; our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel; our ability to find and/or retain suitable real estate for our stores and supply chain centers; changes in government legislation and regulations, including changes in laws and regulations regarding information privacy, payment methods and consumer protection and social media; adverse legal judgments or settlements; food-borne illness or contamination of products or food tampering; data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees; the impact that environmental, social and governance matters may have on our business and reputation; the effect of war, terrorism, catastrophic events or climate change; our ability to pay dividends and repurchase shares; changes in consumer tastes, spending and traffic patterns and demographic trends; actions by activist investors; changes in accounting policies; and adequacy of our insurance coverage. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. All forward-looking statements speak only as of the date of this filing and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or other applicable law, we will not undertake, and specifically disclaim, any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this filing, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on the forward-looking statements included in this filing or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes and, at March 27, 2022, we are exposed to interest rate risk on borrowings under our variable funding notes. As of March 27, 2022, we had no outstanding borrowings under our 2021 Variable Funding Notes.

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

We are exposed to market risks from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. Severe increases in commodity prices or food costs, including as a result of inflation, could affect the global and U.S. economies and could also adversely impact our business, financial condition or results of operations. We may periodically enter into financial instruments to manage this risk, although we have not done so historically. We do not engage in speculative transactions or hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled and are accounted for as normal purchases.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.8% of our total revenues in the first quarter of 2022 and the first quarter of 2021 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $6.2 million in the first quarter of 2022.

Item 4. Controls and Procedures.

Management, with the participation of the Company’s Chief Executive Officer (who is also serving as the Company’s principal financial officer), Richard E. Allison, Jr., performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Mr. Allison concluded that the Company’s disclosure controls and procedures were effective.

During the quarterly period ended March 27, 2022, there were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes with respect to those risk factors previously disclosed in Item 1A “Risk Factors” in Part I of our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program (2)
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #1 (January 3, 2022 to January 30, 2022)	46,661	$498.29	45,517	$681,437
Period #2 (January 31, 2022 to February 27, 2022)	56,600	452.20	55,293	656,437
Period #3 (February 28, 2022 to March 27, 2022)	3,451	416.51	—	656,437
Total	106,712	$471.20	100,810	$656,437

(1)

5,902 shares in the first quarter of 2022 were purchased as part of the Company’s employee stock payroll deduction plan. During the first quarter, the shares were purchased at an average price of $444.24.

(2)

On July 20, 2021, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. As of March 27, 2022, $656.4 million remained available for future purchases of the Company’s common stock under this share repurchase program.

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
10.1

Amended and Restated Employment Agreement dated as of February 24, 2022 by and among Domino’s Pizza, Inc., Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 1, 2022).

10.2

Time Sharing Agreement dated as of February 24, 2022 by and between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 1, 2022).

10.3

Employment Agreement dated as of February 25, 2022 by and between Domino’s Pizza LLC and Sandeep Reddy (Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 1, 2022).

10.4

Amended and Restated Employment Agreement dated as of March 2, 2022 by and between Domino’s Pizza LLC and Joseph H. Jordan (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2022).

10.5	Addendum to Employment Agreement effective as of February 24, 2022 by and among Domino’s Pizza, Inc., Domino’s Pizza LLC and Richard E. Allison, Jr.
10.6	Form of Restricted Stock Unit Award Agreement (three vesting dates) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.
31.1	Certification by Richard E. Allison, Jr. pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
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

DOMINO’S PIZZA, INC. (Registrant)
Date: April 28, 2022	/s/ Richard E. Allison, Jr.
Richard E. Allison, Jr.
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)