Form 10-Q
period 2022-06-19
DOMINOS PIZZA INC
filed 2022-07-21
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2022

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

As of July 14, 2022, Domino’s Pizza, Inc. had 35,885,105 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 19, 2022	January 2, 2022 (1)
Assets
Current assets:
Cash and cash equivalents	$114,353	$148,160
Restricted cash and cash equivalents	158,215	180,579
Accounts receivable, net	274,957	255,327
Inventories	70,201	68,328
Prepaid expenses and other	45,645	27,242
Advertising fund assets, restricted	182,499	180,904
Total current assets	845,870	860,540
Property, plant and equipment:
Land and buildings	108,245	108,372
Leasehold and other improvements	195,834	193,572
Equipment	322,079	312,772
Construction in progress	27,161	27,815
	653,319	642,531
Accumulated depreciation and amortization	(339,507)	(318,466)
Property, plant and equipment, net	313,812	324,065
Other assets:
Operating lease right-of-use assets	222,780	210,702
Goodwill	16,153	15,034
Capitalized software, net	103,137	95,558
Investments	125,840	125,840
Other assets	40,652	37,968
Deferred income taxes	2,386	2,109
Total other assets	510,948	487,211
Total assets	$1,670,630	$1,671,816
Liabilities and stockholders' deficit
Current liabilities:
Current portion of long-term debt	$55,654	$55,588
Accounts payable	99,465	91,547
Operating lease liabilities	41,682	37,155
Insurance reserves	32,157	32,588
Dividends payable	40,624	918
Advertising fund liabilities	175,069	173,737
Other accrued liabilities	130,798	199,208
Total current liabilities	575,449	590,741
Long-term liabilities:
Long-term debt, less current portion	4,989,578	5,014,638
Operating lease liabilities	194,674	184,471
Insurance reserves	36,213	36,913
Other accrued liabilities	48,724	50,667
Deferred income taxes	6,301	3,922
Total long-term liabilities	5,275,490	5,290,611
Stockholders' deficit:
Common stock	359	361
Additional paid-in capital	3,589	840
Retained deficit	(4,180,367)	(4,207,917)
Accumulated other comprehensive loss	(3,890)	(2,820)
Total stockholders' deficit	(4,180,309)	(4,209,536)
Total liabilities and stockholders' deficit	$1,670,630	$1,671,816

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

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19,	June 20,	June 19,	June 20,
(In thousands, except per share data)	2022	2021	2022	2021
Revenues:
U.S. Company-owned stores	$112,502	$116,589	$216,397	$229,333
U.S. franchise royalties and fees	128,098	126,836	250,383	251,322
Supply chain	646,586	602,962	1,256,133	1,171,300
International franchise royalties and fees	66,915	69,745	135,748	136,515
U.S. franchise advertising	111,081	116,340	217,670	227,700
Total revenues	1,065,182	1,032,472	2,076,331	2,016,170
Cost of sales:
U.S. Company-owned stores	94,065	88,019	181,440	173,761
Supply chain	584,852	536,763	1,140,002	1,045,568
Total cost of sales	678,917	624,782	1,321,442	1,219,329
Gross margin	386,265	407,690	754,889	796,841
General and administrative	97,070	100,448	194,564	191,701
U.S. franchise advertising	111,081	116,340	217,670	227,700
Income from operations	178,114	190,902	342,655	377,440
Other income	—	—	—	2,500
Interest income	219	68	268	90
Interest expense	(44,851)	(45,877)	(91,723)	(85,299)
Income before provision for income taxes	133,482	145,093	251,200	294,731
Provision for income taxes	30,989	28,474	57,743	60,351
Net income	$102,493	$116,619	$193,457	$234,380
Earnings per share:
Common stock - basic	$2.85	$3.10	$5.38	$6.14
Common stock - diluted	2.82	3.06	5.32	6.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19,	June 20,	June 19,	June 20,
(In thousands)	2022	2021	2022	2021
Net income	$102,493	$116,619	$193,457	$234,380
Currency translation adjustment	(1,684)	230	(1,070)	416
Comprehensive income	$100,809	$116,849	$192,387	$234,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
	June 19,	June 20,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$193,457	$234,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,093	33,641
Loss on sale/disposal of assets	448	456
Amortization of debt issuance costs	2,631	4,438
Provision for deferred income taxes	2,490	2,561
Non-cash equity-based compensation expense	15,738	13,500
Excess tax benefits from equity-based compensation	(174)	(4,264)
Provision for losses on accounts and notes receivable	2,326	296
Unrealized gain on investments	—	(2,500)
Changes in operating assets and liabilities	(102,935)	(17,098)
Changes in advertising fund assets and liabilities, restricted	2,341	30,005
Net cash provided by operating activities	153,415	295,415
Cash flows from investing activities:
Capital expenditures	(32,664)	(33,163)
Purchase of investments	—	(40,000)
Purchase of franchise operations and other assets	(6,814)	—
Other	(435)	293
Net cash used in investing activities	(39,913)	(72,870)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,850,000
Repayments of long-term debt and finance lease obligations	(27,528)	(882,547)
Proceeds from exercise of stock options	526	9,025
Purchases of common stock	(97,661)	(1,025,000)
Tax payments for restricted stock upon vesting	(2,395)	(1,087)
Payments of common stock dividends and equivalents	(39,662)	(36,432)
Cash paid for financing costs	—	(14,938)
Other	—	(244)
Net cash used in financing activities	(166,720)	(101,223)
Effect of exchange rate changes on cash	(635)	302
Change in cash and cash equivalents, restricted cash and cash equivalents	(53,853)	121,624

Cash and cash equivalents, beginning of period	148,160	168,821
Restricted cash and cash equivalents, beginning of period	180,579	217,453
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	161,741	115,872
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	490,480	502,146

Cash and cash equivalents, end of period	114,353	292,095
Restricted cash and cash equivalents, end of period	158,215	184,695
Cash and cash equivalents included in advertising fund assets, restricted, end of period	164,059	146,980
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$436,627	$623,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 19, 2022

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 19, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2023.

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

	Fiscal Quarters Ended June 19, 2022 and June 20, 2021
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2022	$351,681	$683,298	$66,915	$(36,712)	$—	$1,065,182
2021	359,765	635,592	69,745	(32,630)	—	1,032,472
Segment Income
2022	$104,055	$53,633	$52,890	N/A	$(5,621)	$204,957
2021	111,847	58,593	56,365	N/A	(9,627)	217,178

	Two Fiscal Quarters Ended June 19, 2022 and June 20, 2021
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2022	$684,450	$1,325,260	$135,748	$(69,127)	$—	$2,076,331
2021	708,355	1,234,769	136,515	(63,469)	—	2,016,170
Segment Income
2022	$201,347	$99,982	$107,936	N/A	$(13,331)	$395,934
2021	219,283	111,145	110,833	N/A	(15,715)	425,546

The following table reconciles total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19,	June 20,	June 19,	June 20,
	2022	2021	2022	2021
Total Segment Income	$204,957	$217,178	$395,934	$425,546
Depreciation and amortization	(18,117)	(17,176)	(37,093)	(33,641)
Loss on sale/disposal of assets	(253)	(295)	(448)	(456)
Non-cash equity-based compensation expense	(8,473)	(8,296)	(15,738)	(13,500)
Recapitalization-related expenses	—	(509)	—	(509)
Income from operations	178,114	190,902	342,655	377,440
Other income	—	—	—	2,500
Interest income	219	68	268	90
Interest expense	(44,851)	(45,877)	(91,723)	(85,299)
Income before provision for income taxes	$133,482	$145,093	$251,200	$294,731

3. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19,	June 20,	June 19,	June 20,
	2022	2021	2022	2021
Net income available to common stockholders - basic and diluted	$102,493	$116,619	$193,457	$234,380
Basic weighted average number of shares	35,915,102	37,590,369	35,957,999	38,145,297
Earnings per share – basic	$2.85	$3.10	$5.38	$6.14
Diluted weighted average number of shares	36,296,277	38,122,515	36,368,297	38,665,325
Earnings per share – diluted	$2.82	$3.06	$5.32	$6.06

The denominators used in calculating diluted earnings per share for common stock for the fiscal quarters and two fiscal quarters each ended June 19, 2022 and June 20, 2021 do not include the following because the effect of including these shares would be anti-dilutive or because the performance condition for these awards had not yet been met:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19,	June 20,	June 19,	June 20,
	2022	2021	2022	2021
Anti-dilutive shares underlying stock-based awards
Stock options	120,540	84,955	120,540	92,689
Restricted stock awards and units	67,677	—	346	—
Performance condition not met
Restricted stock awards and units	42,710	64,110	42,710	64,110

4. Stockholders’ Deficit

The following table summarizes the changes in stockholders’ deficit for the second quarter of 2022.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at March 27, 2022	36,037,373	$360	$3,545	$(4,200,341)	$(2,206)
Net income	—	—	—	102,493	—
Dividends declared on common stock and equivalents ($1.10 per share)	—	—	—	(39,603)	—
Issuance and cancellation of stock awards, net	13,866	—	—	—	—
Tax payments for restricted stock upon vesting	(3,950)	—	(1,606)	—	—
Purchases of common stock	(148,248)	(1)	(7,083)	(42,916)	—
Exercise of stock options	605	—	260	—	—
Non-cash equity-based compensation expense	—	—	8,473	—	—
Currency translation adjustment	—	—	—	—	(1,684)
Balance at June 19, 2022	35,899,646	$359	$3,589	$(4,180,367)	$(3,890)

The following table summarizes the changes in stockholders’ deficit for the two fiscal quarters of 2022.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 2, 2022	36,138,273	$361	$840	$(4,207,917)	$(2,820)
Net income	—	—	—	193,457	—
Dividends declared on common stock and equivalents ($2.20 per share)	—	—	—	(79,368)	—
Issuance and cancellation of stock awards, net	14,206	—	—	—	—
Tax payments for restricted stock upon vesting	(5,825)	—	(2,395)	—	—
Purchases of common stock	(249,058)	(2)	(11,120)	(86,539)	—
Exercise of stock options	2,050	—	526	—	—
Non-cash equity-based compensation expense	—	—	15,738	—	—
Currency translation adjustment	—	—	—	—	(1,070)
Balance at June 19, 2022	35,899,646	$359	$3,589	$(4,180,367)	$(3,890)

Subsequent to the end of the second quarter of 2022, on July 19, 2022, the Company’s Board of Directors declared a $1.10 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2022 to be paid on September 30, 2022.

The following table summarizes the changes in stockholders’ deficit for the second quarter of 2021.

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

The following table summarizes the changes in stockholders’ deficit for the two fiscal quarters of 2021.

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

The following tables summarize the carrying amounts and fair values of certain assets at June 19, 2022 and January 2, 2022:

	At June 19, 2022
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$76,381	$76,381	$—	$—
Restricted cash equivalents	117,426	117,426	—	—
Investments in marketable securities	13,740	13,740	—	—
Advertising fund cash equivalents, restricted	150,752	150,752	—	—
Investments	125,840	—	—	125,840

	At January 2, 2022
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$87,384	$87,384	$—	$—
Restricted cash equivalents	115,185	115,185	—	—
Investments in marketable securities	15,433	15,433	—	—
Advertising fund cash equivalents, restricted	140,115	140,115	—	—
Investments	125,840	—	—	125,840

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

The Company did not record any adjustments to the carrying amount of $125.8 million in the second quarter or two fiscal quarters of 2022. The following table summarizes the reconciliation of the carrying amount of the Company’s investment in DPC Dash from the opening balance at January 3, 2021 to the closing balance at June 20, 2021 as a result of the additional investment made in the first quarter of 2021.

	Two Fiscal Quarters Ended June 20, 2021
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

Management estimated the approximate fair values of the Company's 2015, 2017, 2018, 2019 and 2021 notes as follows:

	June 19, 2022		January 2, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$756,000	$737,856	$760,000	$777,480
2017 Ten-Year Notes	957,500	901,008	962,500	1,000,038
2018 7.5-Year Notes	410,125	395,361	412,250	420,907
2018 9.25-Year Notes	386,000	368,244	388,000	407,788
2019 Ten-Year Notes	659,813	589,872	663,188	693,031
2021 7.5-Year Notes	841,500	720,324	845,750	849,133
2021 Ten-Year Notes	990,000	832,590	995,000	1,017,885

The Company did not have any outstanding borrowings under its variable funding notes at June 19, 2022 or January 2, 2022.

6. Revenue Disclosures

Contract Liabilities

Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $5.5 million and $5.4 million were included in current other accrued liabilities as of June 19, 2022 and January 2, 2022, respectively. Deferred franchise fees and deferred development fees of $23.8 million and $24.3 million were included in long-term other accrued liabilities as of June 19, 2022 and January 2, 2022, respectively.

Changes in deferred franchise fees and deferred development fees for the two fiscal quarters of 2022 and the two fiscal quarters of 2021 were as follows:

	Two Fiscal Quarters Ended
	June 19,	June 20,
	2022	2021
Deferred franchise fees and deferred development fees at beginning of period	$29,694	$19,090
Revenue recognized during the period	(2,855)	(2,691)
New deferrals due to cash received and other	2,448	3,805
Deferred franchise fees and deferred development fees at end of period	$29,287	$20,204

Advertising Fund Assets

As of June 19, 2022, advertising fund assets, restricted of $182.5 million consisted of $164.1 million of cash and cash equivalents, $13.5 million of accounts receivable and $4.9 million of prepaid expenses. As of June 19, 2022, advertising fund cash and cash equivalents included $7.4 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

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

The components of operating and finance lease cost for the second quarter and two fiscal quarters of 2022 and the second quarter and two fiscal quarters of 2021 were as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19,	June 20,	June 19,	June 20,
	2022	2021	2022	2021
Operating lease cost	$10,789	$10,326	$21,064	$20,750
Finance lease cost:
Amortization of right-of-use assets	1,195	1,003	2,403	1,922
Interest on lease liabilities	732	722	1,836	1,748
Total finance lease cost	$1,927	$1,725	$4,239	$3,670

Rent expense totaled $19.0 million and $37.9 million in the second quarter and two fiscal quarters of 2022, respectively. Rent expense totaled $17.9 million and $36.1 million in the second quarter and two fiscal quarters of 2021, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and other costs for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.6 million and $3.8 million in the second quarter and two fiscal quarters of 2022, respectively. Rent expense for short-term supply chain center tractor and trailer rentals was $2.0 million and $3.8 million in the second quarter and two fiscal quarters of 2021, respectively. Variable rent expense and rent expense for other short-term leases were immaterial in both the second quarter and two fiscal quarters of 2022 and 2021.

Supplemental balance sheet information related to the Company’s finance leases as of June 19, 2022 and January 2, 2022 was as follows:

	June 19,	January 2,
	2022	2022
Land and buildings	$86,839	$86,965
Accumulated depreciation and amortization	(16,804)	(14,423)
Finance lease assets, net	$70,035	$72,542

Current portion of long-term debt	$4,154	$4,088
Long-term debt, less current portion	70,309	72,250
Total principal payable on finance leases	$74,463	$76,338

As of June 19, 2022 and January 2, 2022, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	June 19, 2022		January 2, 2022
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Weighted average remaining lease term	7 years	15 years	7 years	15 years
Weighted average discount rate	3.6%	5.8%	3.5%	5.8%

Supplemental cash flow information related to leases for the second quarter and two fiscal quarters of 2022 and the second quarter and two fiscal quarters of 2021 were as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 19,	June 20,	June 19,	June 20,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,858	$9,105	$18,495	$19,292
Operating cash flows from finance leases	732	722	1,836	1,748
Financing cash flows from finance leases	792	593	1,778	1,297
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	23,407	6,681	31,164	11,353
Finance leases	—	5,261	—	5,660

Maturities of lease liabilities as of June 19, 2022 were as follows:

	Operating	Finance
	Leases	Leases
2022	$29,410	$4,722
2023	43,207	7,523
2024	42,579	8,100
2025	37,063	7,919
2026	34,410	8,615
Thereafter	79,923	77,842
Total future minimum rental commitments	266,592	114,721
Less – amounts representing interest	(30,236)	(40,258)
Total lease liabilities	$236,356	$74,463

As of June 19, 2022, the Company had additional leases for one supply chain center, one storage warehouse facility and certain supply chain tractors and trailers that had not yet commenced with estimated future minimum rental commitments of approximately $61.1 million. These leases are expected to commence in 2022 and 2023 with lease terms of up to 16 years. These undiscounted amounts are not included in the table above.

The Company has guaranteed lease payments related to certain franchisees’ and others' lease arrangements. The maximum amount of potential future payments under these guarantees was $7.9 million and $9.1 million as of June 19, 2022 and January 2, 2022, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

8. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $5.8 million at June 19, 2022 and $5.4 million at January 2, 2022. The Company also had less than $0.1 million of non-cash investing activities related to lease incentives in the two fiscal quarters of both 2022 and 2021.

9. Company-owned Store Transactions

During the first quarter of 2022, the Company purchased 23 U.S. franchised stores from certain of the Company’s existing U.S. franchisees for $6.8 million, which included $4.0 million of intangibles, $1.7 million of equipment and leasehold improvements and $1.1 million of goodwill.

10. New Accounting Pronouncements

Accounting Standards Not Yet Adopted

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”). The Company has not yet adopted the following standard.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2022 and 2021 second quarters referenced herein represent the twelve-week periods ended June 19, 2022 and June 20, 2021, respectively. The 2022 and 2021 two fiscal quarters referenced herein represent the twenty-four-week periods ended June 19, 2022 and June 20, 2021, respectively. In this section, we discuss the results of our operations for the second quarter and two fiscal quarters of 2022 as compared to the second quarter and two fiscal quarters of 2021.

Overview

Domino’s is the largest pizza company in the world with more than 19,200 locations in over 90 markets around the world as of June 19, 2022, and operates two distinct service models within its stores with a significant business in both delivery and carryout. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. We are a highly recognized global brand, and we focus on serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores. We are primarily a franchisor, with approximately 98% of Domino’s stores currently owned and operated by our independent franchisees. Franchising enables an individual to be his or her own employer and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

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

Second Quarter of 2022 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 1.5% as compared to the second quarter of 2021. U.S. retail sales declined 0.6% and international retail sales, excluding foreign currency impact, increased 3.7% as compared to the second quarter of 2021.
•
Same store sales declined 2.9% in our U.S. stores and declined 2.2% in our international stores (excluding foreign currency impact).
•
Revenues increased 3.2%.
•
Income from operations decreased 6.7%.
•
Net income decreased 12.1%.
•
Diluted earnings per share decreased 7.8%.

Two Fiscal Quarters of 2022 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 2.5% as compared to the two fiscal quarters of 2021. U.S. retail sales declined 1.0% and international retail sales, excluding foreign currency impact, increased 6.0% as compared to the two fiscal quarters of 2021.
•
Same store sales declined 3.3% in our U.S. stores and declined 0.5% in our international stores (excluding foreign currency impact).
•
Revenues increased 3.0%.
•
Income from operations decreased 9.2%.
•
Net income decreased 17.5%.
•
Diluted earnings per share decreased 12.2%.

Excluding the negative impact of foreign currency, Domino’s experienced global retail sales growth during the second quarter and two fiscal quarters of 2022. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand. U.S. same store sales declined 2.9% and 3.3% in the second quarter and two fiscal quarters of 2022, respectively, rolling over increases in U.S. same store sales of 3.5% and 8.1% in the second quarter and two fiscal quarters of 2021, respectively. The decline in U.S. same store sales in the second quarter and two fiscal quarters of 2022 was attributable to lower order counts due in part to labor shortages affecting store hours and staffing levels in many of our markets and economic stimulus activity in the U.S in the second quarter and two fiscal quarters of 2021 in response to the COVID-19 pandemic which did not recur in the respective periods of 2022. These decreases were partially offset by a higher average ticket per transaction resulting from higher menu and national offer pricing, as well as more items purchased per transaction and increases to our average delivery fee. International same store sales (excluding foreign currency impact) declined 2.2% and 0.5% in the second quarter and two fiscal quarters of 2022, respectively, rolling over increases in international same store sales (excluding foreign currency impact) of 13.9% and 12.8% in the second quarter and two fiscal quarters of 2021, respectively. The decline in same store sales (excluding foreign currency impact) in the second quarter and two fiscal quarters of 2022 in our international business was driven in part by a value added tax holiday in the United Kingdom in the second quarter of 2021 that did not recur in the second quarter of 2022. Our U.S. and international same store sales (excluding foreign currency impact) continue to be pressured by our fortressing strategy, which includes increasing store concentration in certain markets where we compete, as well as from aggressive competitive activity.

During the second quarter and two fiscal quarters of 2022, we experienced significant inflationary pressures in our commodity, labor and fuel costs resulting from the macroeconomic environment in the U.S., which had a significant impact on our overall operating results as compared to the respective periods of fiscal 2021.

We continued our global expansion with the opening of 233 net stores in the second quarter of 2022, bringing our year-to-date total to 446. We had 22 net stores open in the U.S. and 211 net stores open internationally during the second quarter of 2022.

Overall, we believe our continued global store growth, along with our global retail sales growth (excluding foreign currency impact), emphasis on technology, operations, and marketing initiatives, have combined to strengthen our brand.

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

	Second Quarter of 2022	Second Quarter of 2021	Two Fiscal Quarters of 2022	Two Fiscal Quarters of 2021
U.S. stores	(0.6)%	+7.4%	(1.0)%	+11.1%
International stores (excluding foreign currency impact)	+3.7%	+29.5%	+6.0%	+20.6%
Total (excluding foreign currency impact)	+1.5%	+17.1%	+2.5%	+15.6%

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

	Second Quarter of 2022	Second Quarter of 2021	Two Fiscal Quarters of 2022	Two Fiscal Quarters of 2021
U.S. Company-owned stores (1)	(9.2)%	(2.6)%	(9.8)%	+1.6%
U.S. franchise stores (1)	(2.5)%	+3.9%	(2.9)%	+8.5%
U.S. stores	(2.9)%	+3.5%	(3.3)%	+8.1%
International stores (excluding foreign currency impact)	(2.2)%	+13.9%	(0.5)%	+12.8%

(1) During the first quarter of 2022, we purchased 23 U.S. franchised stores from certain of our existing U.S. franchisees (the “2022 Store Purchase”). The same store sales growth for these stores is reflected in U.S. Company-owned stores in the second quarter and two fiscal quarters of 2022.

Store Growth Activity

Store counts and net store growth are commonly used statistical measures in the quick-service restaurant industry that are important to understanding performance.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at March 27, 2022	400	6,197	6,597	12,464	19,061
Openings	1	23	24	249	273
Closings (1)	—	(2)	(2)	(38)	(40)
Store count at June 19, 2022	401	6,218	6,619	12,675	19,294
Second quarter 2022 net store growth	1	21	22	211	233
Trailing four quarters net store growth (2)	12	181	193	1,044	1,237

(1) Temporary store closures are not treated as store closures and affected stores are included in the ending store count. Based on information reported to us by our master franchisees, we estimate that as of June 19, 2022, there were fewer than 150 international stores temporarily closed.

(2) Trailing four quarters net store growth does not include the effect of transfers associated with the 2022 Store Purchase.

Income Statement Data

	Second Quarter of 2022		Second Quarter of 2021		Two Fiscal Quarters of 2022		Two Fiscal Quarters of 2021
U.S. Company-owned stores	$112.5		$116.6		$216.4		$229.3
U.S. franchise royalties and fees	128.1		126.8		250.4		251.3
Supply chain	646.6		603.0		1,256.1		1,171.3
International franchise royalties and fees	66.9		69.7		135.7		136.5
U.S. franchise advertising	111.1		116.3		217.7		227.7
Total revenues	1,065.2	100.0%	1,032.5	100.0%	2,076.3	100.0%	2,016.2	100.0%
U.S. Company-owned stores	94.1		88.0		181.4		173.8
Supply chain	584.9		536.8		1,140.0		1,045.6
Total cost of sales	678.9	63.7%	624.8	60.5%	1,321.4	63.6%	1,219.3	60.5%
Gross margin	386.3	36.3%	407.7	39.5%	754.9	36.4%	796.8	39.5%
General and administrative	97.1	9.2%	100.4	9.7%	194.6	9.4%	191.7	9.5%
U.S. franchise advertising	111.1	10.4%	116.3	11.3%	217.7	10.5%	227.7	11.3%
Income from operations	178.1	16.7%	190.9	18.5%	342.7	16.5%	377.4	18.7%
Other income	—	0.0%	—	0.0%	—	0.0%	2.5	0.1%
Interest expense, net	(44.6)	(4.2)%	(45.8)	(4.4)%	(91.5)	(4.4)%	(85.2)	(4.2)%
Income before provision for income taxes	133.5	12.5%	145.1	14.1%	251.2	12.1%	294.7	14.6%
Provision for income taxes	31.0	2.9%	28.5	2.8%	57.7	2.8%	60.4	3.0%
Net income	$102.5	9.6%	$116.6	11.3%	$193.50	9.3%	$234.4	11.6%

Revenues

	Second Quarter of 2022		Second Quarter of 2021		Two Fiscal Quarters of 2022		Two Fiscal Quarters of 2021
U.S. Company-owned stores	$112.5	10.6%	$116.6	11.3%	$216.4	10.4%	$229.3	11.3%
U.S. franchise royalties and fees	128.1	12.0%	126.8	12.3%	250.4	12.1%	251.3	12.5%
Supply chain	646.6	60.7%	603.0	58.4%	1,256.1	60.5%	1,171.3	58.1%
International franchise royalties and fees	66.9	6.3%	69.7	6.7%	135.7	6.5%	136.5	6.8%
U.S. franchise advertising	111.1	10.4%	116.3	11.3%	217.7	10.5%	227.7	11.3%
Total revenues	$1,065.2	100.0%	$1,032.5	100.0%	$2,076.3	100.0%	$2,016.2	100.0%

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

U.S. Stores Revenues

	Second Quarter of 2022		Second Quarter of 2021		Two Fiscal Quarters of 2022		Two Fiscal Quarters of 2021
U.S. Company-owned stores	$112.5	32.0%	$116.6	32.4%	$216.4	31.6%	$229.3	32.4%
U.S. franchise royalties and fees	128.1	36.4%	126.8	35.3%	250.4	36.6%	251.3	35.5%
U.S. franchise advertising	111.1	31.6%	116.3	32.3%	217.7	31.8%	227.7	32.1%
U.S. stores	$351.7	100.0%	$359.8	100.0%	$684.5	100.0%	$708.4	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations decreased $4.1 million, or 3.5%, in the second quarter of 2022, and decreased $12.9 million, or 5.6%, in the two fiscal quarters of 2022 due to a decline in U.S. Company-owned same store sales. These decreases were partially offset by an increase in the average number of U.S. Company-owned stores open during the period resulting from net store growth and the 2022 Store Purchase.

U.S. Company-owned same store sales declined 9.2% and 9.8% in the second quarter and two fiscal quarters of 2022, respectively. U.S. Company-owned same store sales declined 2.6% in the second quarter of 2021 and increased 1.6% in the two fiscal quarters of 2021.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $1.3 million, or 1.0%, in the second quarter of 2022 due to an increase in revenues from fees paid by franchisees for the use of our technology platforms, as well as an increase in the average number of U.S. franchised stores open during the period resulting from net store growth. These increases in revenues were partially offset by a decline in U.S. franchise same store sales. Revenues from U.S. franchise royalties and fees decreased $0.9 million, or 0.4%, in the two fiscal quarters of 2022 due primarily to a decline in U.S. franchise same store sales, and was partially offset by an increase in revenues from fees paid by franchisees for the use of our technology platforms, as well as an increase in the average number of U.S. franchised stores open during the period resulting from net store growth. Revenues from U.S. franchise royalties and fees were negatively impacted by the 2022 Store Purchase in both the second quarter and two fiscal quarters of 2022.

U.S. franchise same store sales declined 2.5% and 2.9% in the second quarter and two fiscal quarters of 2022, respectively. U.S. franchise same store sales increased 3.9% and 8.5% in the second quarter and two fiscal quarters of 2021, respectively.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising decreased $5.3 million, or 4.5%, in the second quarter of 2022, and decreased $10.0 million, or 4.4%, in the two fiscal quarters of 2022 due primarily to a decline in U.S. franchise same store sales and to a lesser extent, the 2022 Store Purchase. Approximately $2.6 million and $5.1 million in advertising incentives related to certain brand promotions in the second quarter and two fiscal quarters of 2022, respectively, also contributed to the decreases in U.S. franchise advertising revenues. These decreases were partially offset by an increase in the average number of U.S. franchised stores open during the period, resulting from net store growth.

Supply Chain

Supply chain revenues increased $43.6 million, or 7.2%, in the second quarter of 2022, and increased $84.8 million, or 7.2%, in the two fiscal quarters of 2022 due to higher market basket pricing to stores, partially offset by lower order volumes at our U.S. franchise stores during the respective periods. Our market basket pricing to stores increased 15.2% during the second quarter of 2022, which resulted in an estimated $77.1 million increase in supply chain revenues. Our market basket pricing to stores increased 13.6% during the two fiscal quarters of 2022 which resulted in an estimated $133.2 million increase in supply chain revenues.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees decreased $2.8 million, or 4.1%, in the second quarter of 2022, and decreased $0.8 million, or 0.6%, in the two fiscal quarters of 2022 due primarily to the negative impact of changes in foreign currency exchange rates of $5.9 million and $10.1 million in the second quarter and two fiscal quarters of 2022, respectively. A decline in international same store sales (excluding foreign currency impact) in the second quarter and two fiscal quarters of 2022 also contributed to the decreases in international franchise revenues in the respective periods. An increase in the average number of international franchise stores open during the respective periods, resulting from net store growth, partially offset the declines in revenues.

Excluding the impact of foreign currency exchange rates, international franchise same store sales declined 2.2% and 0.5% in the second quarter and two fiscal quarters of 2022, respectively. Excluding the impact of foreign currency exchange rates, international franchise same store sales increased 13.9% and 12.8% in the second quarter and two fiscal quarters of 2021, respectively.

Cost of Sales / Gross Margin

	Second Quarter of 2022		Second Quarter of 2021		Two Fiscal Quarters of 2022		Two Fiscal Quarters of 2021
Consolidated revenues	$1,065.2	100.0%	$1,032.5	100.0%	$2,076.3	100.0%	$2,016.2	100.0%
Consolidated cost of sales	678.9	63.7%	624.8	60.5%	1,321.4	63.6%	1,219.3	60.5%
Consolidated gross margin	$386.3	36.3%	$407.7	39.5%	$754.9	36.4%	$796.8	39.5%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs. Consolidated gross margin (which we define as revenues less cost of sales) decreased $21.4 million, or 5.3%, in the second quarter of 2022, and decreased $42.0 million, or 5.3%, in the two fiscal quarters of 2022 due primarily to lower U.S. Company-owned store revenues, as well as higher food, labor and delivery costs and lower global franchise revenues. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. Additionally, as our market basket prices fluctuate, our revenues and gross margin percentages in our supply chain segment also fluctuate; however, actual product-level dollar gross margins remain unchanged.

As a percentage of revenues, the consolidated gross margin decreased 3.2 percentage points in the second quarter of 2022, and decreased 3.1 percentage points in the two fiscal quarters of 2022. U.S. Company-owned store gross margin decreased 8.1 percentage points in the second quarter of 2022, and decreased 8.0 percentage points in the two fiscal quarters of 2022. Supply chain gross margin decreased 1.5 percentage points in both the second quarter and two fiscal quarters of 2022. These changes in gross margin are described below.

U.S. Company-Owned Store Gross Margin

	Second Quarter of 2022		Second Quarter of 2021		Two Fiscal Quarters of 2022		Two Fiscal Quarters of 2021
Revenues	$112.5	100.0%	$116.6	100.0%	$216.4	100.0%	$229.3	100.0%
Cost of sales	94.1	83.6%	88.0	75.5%	181.4	83.8%	173.8	75.8%
Store gross margin	$18.4	16.4%	$28.6	24.5%	$35.0	16.2%	$55.6	24.2%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) decreased $10.1 million, or 35.5%, in the second quarter of 2022, and decreased $20.6 million, or 37.1%, in the two fiscal quarters of 2022 due primarily to lower same store sales, as well as higher food costs. As a percentage of store revenues, the U.S. Company-owned store gross margin decreased 8.1 percentage points in the second quarter of 2022, and decreased 8.0 percentage points in the two fiscal quarters of 2022. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs increased 4.1 percentage points to 31.6% in the second quarter of 2022, and increased 4.0 percentage points to 31.3% in the two fiscal quarters of 2022 as a result of higher food basket prices.
•
Labor costs increased 1.6 percentage points to 29.0% in the second quarter of 2022, and increased 2.0 percentage points to 29.9% in the two fiscal quarters of 2022 due primarily to continued investments in frontline team member wage rates in our U.S. Company-owned stores, as well as lower sales leverage. These increases were partially offset by lower headcount attributable to labor shortages affecting store hours and staffing levels in many of our markets.
•
Occupancy costs, including rent, telephone, utilities and depreciation, increased 1.6 percentage points to 9.0% in the second quarter of 2022, and increased 1.3 percentage points to 9.0% in the two fiscal quarters of 2022 due primarily to lower sales leverage.
•
Insurance costs increased 0.7 percentage points to 4.6% in the second quarter of 2022, and increased 0.8 percentage points to 4.4% in the two fiscal quarters of 2022 due primarily to unfavorable claims experience, as well as lower sales leverage.

Supply Chain Gross Margin

	Second Quarter of 2022		Second Quarter of 2021		Two Fiscal Quarters of 2022		Two Fiscal Quarters of 2021
Revenues	$646.6	100.0%	$603.0	100.0%	$1,256.1	100.0%	$1,171.3	100.0%
Cost of sales	584.9	90.5%	536.8	89.0%	1,140.0	90.8%	1,045.6	89.3%
Supply chain gross margin	$61.7	9.5%	$66.2	11.0%	$116.1	9.2%	$125.7	10.7%

Supply chain gross margin decreased $4.5 million, or 6.7%, in the second quarter of 2022, and decreased $9.6 million, or 7.6%, in the two fiscal quarters of 2022 due primarily to higher labor and delivery costs. As a percentage of supply chain revenues, supply chain gross margin decreased 1.5 percentage points in both the second quarter and two fiscal quarters of 2022 due to higher food and delivery costs. The increases in food and delivery costs as a percentage of supply chain revenues resulted from macroeconomic inflationary pressures in the U.S., as well as lower sales leverage. Lower insurance expense resulting from favorable claims experience partially offset the decreases in supply chain gross margin as a percentage of supply chain revenues in the second quarter of 2022.

General and Administrative Expenses

General and administrative expenses decreased $3.4 million, or 3.4%, in the second quarter of 2022 driven primarily by lower labor costs, partially offset by higher professional fees and travel expenses. General and administrative expenses increased $2.9 million, or 1.5%, in the two fiscal quarters of 2022 driven primarily by higher professional fees, travel expenses, non-cash equity-based compensation expense and amortization expense for capitalized software. These increases were partially offset by lower labor costs.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses decreased $5.3 million, or 4.5%, in the second quarter of 2022, and decreased $10.0 million, or 4.4%, in the two fiscal quarters of 2022 consistent with the decreases in U.S. franchise advertising revenues. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand and these revenues cannot be used for general corporate purposes.

Other Income

During the first quarter of 2021, we recorded a $2.5 million unrealized gain on our investment in DPC Dash (Note 5) resulting from the observable change in price from the valuation of our additional $40.0 million investment. We did not record any adjustments to the carrying amount in the second quarter or two fiscal quarters of 2022, or the second quarter of 2021.

Interest Expense, Net

Interest expense, net decreased $1.2 million, or 2.6%, in the second quarter of 2022 driven primarily by approximately $2.3 million of incremental interest expense recorded in the second quarter of 2021 in connection with our recapitalization transaction completed on April 16, 2021 (the “2021 Recapitalization”), partially offset by higher average borrowings resulting from the 2021 Recapitalization. Interest expense, net increased $6.2 million, or 7.3%, in the two fiscal quarters of 2022 driven by higher average borrowings resulting from the 2021 Recapitalization.

The Company’s weighted average borrowing rate was 3.8% in both the second quarter and two fiscal quarters of 2022 and 2021.

Provision for Income Taxes

Income tax expense increased $2.5 million, or 8.8%, in the second quarter of 2022 due to a higher effective tax rate, and was partially offset by a decrease in income before provision for income taxes. The effective tax rate increased to 23.2% during the second quarter of 2022 as compared to 19.6% in the second quarter of 2021. Income tax expense decreased $2.6 million, or 4.3%, in the two fiscal quarters of 2022 due to a decrease in income before provision for income taxes, but was partially offset by a higher effective tax rate. The effective tax rate increased to 23.0% during the two fiscal quarters of 2022 as compared to 20.5% in the two fiscal quarters of 2021. The higher effective tax rate in the second quarter and two fiscal quarters of 2022 was driven in part by a 2.2 and 1.4 percentage point change in excess tax benefits from equity-based compensation, which are recorded as a reduction to the income tax provision, in the second quarter and two fiscal quarters of 2022, respectively. The decreases in excess tax benefits from equity-based compensation were a result of fewer stock option exercises in the second quarter and two fiscal quarters of 2022 as compared to the respective periods in 2021. The increase in the effective tax rate was also a result of lower foreign tax credits.

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

	Second Quarter of 2022	Second Quarter of 2021	Two Fiscal Quarters of 2022	Two Fiscal Quarters of 2021
U.S. stores	$104.1	$111.8	$201.3	$219.3
Supply chain	53.6	58.6	100.0	111.1
International franchise	52.9	56.4	107.9	110.8
Other	(5.6)	(9.6)	(13.3)	(15.7)

U.S. Stores

U.S. stores Segment Income decreased $7.8 million, or 7.0%, in the second quarter of 2022, primarily due to the $10.1 million decrease in U.S. Company-owned store gross margin, and was partially offset by the $1.3 million increase in U.S. franchise royalties and fees revenues, each as discussed above. U.S. stores Segment Income decreased $17.9 million, or 8.2%, in the two fiscal quarters of 2022, primarily due to the $20.6 million decrease in U.S. Company-owned store gross margin, as well as the $0.9 million decrease in U.S. franchise royalties and fees revenues, each as discussed above. U.S. franchise revenues do not have a cost of sales component, therefore changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income.

Supply Chain

Supply chain Segment Income decreased $5.0 million, or 8.5%, in the second quarter of 2022, primarily due to the $4.5 million decrease in supply chain gross margin discussed above. Supply chain Segment Income decreased $11.2 million, or 10.0%, in the two fiscal quarters of 2022, primarily due to the $9.6 million decrease in supply chain gross margin discussed above.

International Franchise

International franchise Segment Income decreased $3.5 million, or 6.2%, in the second quarter of 2022, primarily due to the $2.8 million decrease in international franchise royalties and fees revenues discussed above. International franchise Segment Income decreased $2.9 million, or 2.6%, in the two fiscal quarters of 2022, primarily due to the $0.8 million decrease in international franchise royalties and fees revenues discussed above. International franchise revenues do not have a cost of sales component, therefore changes in these revenues have a disproportionate effect on international franchise Segment Income.

Other

Other Segment Income increased $4.0 million, or 41.6%, in the second quarter of 2022, and increased $2.4 million, or 15.2%, in the two fiscal quarters of 2022, primarily due to lower labor costs partially offset by higher professional fees and travel expenses in the respective periods.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. These factors allow us to manage our working capital and our ongoing cash flows from operations to invest in our business and other strategic opportunities, pay dividends and repurchase and retire shares of our common stock. As of June 19, 2022, we had working capital of $104.8 million, excluding restricted cash and cash equivalents of $158.2 million, advertising fund assets, restricted, of $182.5 million and advertising fund liabilities of $175.1 million. Working capital includes total unrestricted cash and cash equivalents of $114.4 million.

Our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes. During the second quarter and two fiscal quarters of 2022, we continued to increase global retail sales (excluding foreign currency impact), which continued our ability to generate positive operating cash flows. As of June 19, 2022, we had a variable funding note facility which allowed for advances of up to $200.0 million of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes and certain other credit instruments, including letters of credit (the “2021 Variable Funding Notes”). The letters of credit are primarily related to our casualty insurance programs and certain supply chain center leases. As of June 19, 2022, we had no outstanding borrowings and $155.8 million of available borrowing capacity under our 2021 Variable Funding Notes, net of letters of credit issued of $44.2 million.

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

Restricted Cash

As of June 19, 2022, we had $110.6 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $47.4 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $158.2 million of restricted cash and cash equivalents. As of June 19, 2022, we also held $164.1 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

As of June 19, 2022, we had approximately $5.05 billion of long-term debt, of which $55.7 million was classified as a current liability. As of June 19, 2022, our fixed rate notes from the recapitalizations we completed in 2021, 2019, 2018, 2017 and 2015 had original scheduled principal payments of $25.8 million in the remainder of 2022, $51.5 million in each of 2023 and 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031.

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

During the second quarter of 2022, we repurchased and retired 148,248 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $50.0 million. During the two fiscal quarters of 2022, we repurchased and retired 249,058 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $97.7 million. As of June 19, 2022, we had a total remaining authorized amount for share repurchases of approximately $606.4 million.

Dividends

On April 26, 2022, our Board of Directors declared a $1.10 per share quarterly dividend on our outstanding common stock for shareholders of record as of June 15, 2022, which was paid on June 30, 2022. We had approximately $40.6 million accrued for common stock dividends at June 19, 2022. Subsequent to the end of the second quarter, on July 19, 2022, our Board of Directors declared a $1.10 per share quarterly dividend on our outstanding common stock for shareholders of record as of September 15, 2022 to be paid on September 30, 2022.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

(In millions)	Two Fiscal Quarters of 2022	Two Fiscal Quarters of 2021
Cash flows provided by (used in)
Net cash provided by operating activities	$153.4	$295.4
Net cash used in investing activities	(39.9)	(72.9)
Net cash used in financing activities	(166.7)	(101.2)
Effect of exchange rate changes on cash	(0.6)	0.3
Change in cash and cash equivalents, restricted cash and cash equivalents	$(53.9)	$121.6

Operating Activities

Cash provided by operating activities decreased $142.0 million in the two fiscal quarters of 2022, primarily due to the negative impact of changes in operating assets and liabilities of $81.7 million. The negative impact of changes in operating assets and liabilities related to the timing of payments on accrued liabilities, income taxes and prepaid expenses, as well as the timing of collections on accounts receivable in the two fiscal quarters of 2022 as compared to the two fiscal quarters of 2021. The decrease in cash provided by operating activities was also due to a $27.7 million negative impact of changes in advertising fund assets and liabilities, restricted, in the two fiscal quarters of 2022 as compared to the two fiscal quarters of 2021 due to payments for advertising activities outpacing receipts for advertising contributions. Additionally, net income decreased $40.9 million. However, this decrease in net income included an $8.3 million increase in non-cash adjustments, resulting in an overall decrease to cash provided by operating activities in the two fiscal quarters of 2022 as compared to the two fiscal quarters of 2021 of $32.6 million.

Investing Activities

Cash used in investing activities was $39.9 million in the two fiscal quarters of 2022, which primarily consisted of $32.7 million of capital expenditures (driven primarily by investments in technological initiatives, supply chain centers and corporate store operations). As a result of the 2022 Store Purchase, we also acquired 23 U.S. franchise stores from certain of our existing U.S. franchisees in the first quarter of 2022 for $6.8 million.

Financing Activities

Cash used in financing activities was $166.7 million in the two fiscal quarters of 2022, which primarily consisted of the repurchase of approximately $97.7 million in common stock under our Board of Directors-approved share repurchase program, dividend payments of $39.7 million, repayments of long-term debt and finance lease obligations of $27.5 million and tax payments for the vesting of restricted stock of $2.4 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $0.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes and, at June 19, 2022, we are exposed to interest rate risk on borrowings under our variable funding notes. As of June 19, 2022, we had no outstanding borrowings under our 2021 Variable Funding Notes.

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

Our fixed rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. Our existing fixed rate notes have various maturities such that we would not be required to refinance all of our debt at one time. Refer to the original scheduled principal payments disclosed within the Liquidity and Capital Resources section.

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

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.3% of our total revenues in the second quarter of 2022, approximately 6.5% of our total revenues in the two fiscal quarters of 2022, approximately 6.7% of our total revenues in the second quarter of 2021 and approximately 6.8% of our total revenues in the two fiscal quarters of 2021 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $12.1 million in the two fiscal quarters of 2022.

Item 4. Controls and Procedures.

Management, with the participation of the Company’s Chief Executive Officer, Russell J. Weiner, and Executive Vice President and Chief Financial Officer, Sandeep Reddy, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Mr. Weiner and Mr. Reddy concluded that the Company’s disclosure controls and procedures were effective.

During the quarterly period ended June 19, 2022, there were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program (2)
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #4 (March 28, 2022 to April 24, 2022)	1,250	$397.58	—	$656,437
Period #5 (April 25, 2022 to May 22, 2022)	149,858	337.36	148,248	606,437
Period #6 (May 23, 2022 to June 19, 2022)	1,089	361.36	—	606,437
Total	152,197	$338.03	148,248	$606,437

(1)

3,949 shares in the second quarter of 2022 were purchased as part of the Company’s employee stock payroll deduction plan. During the second quarter, the shares were purchased at an average price of $366.29.

(2)

On July 20, 2021, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. As of June 19, 2022, $606.4 million remained available for future purchases of the Company’s common stock under this share repurchase program.

Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Award Agreement (two-year vesting with acceleration events) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.
10.2	Form of Restricted Stock Unit Award Agreement (three-year vesting with acceleration events) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.
10.3	Form of Indemnification Agreement.
31.1	Certification by Russell J. Weiner pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
31.2	Certification by Sandeep Reddy pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
32.1

Certification by Russell J. Weiner pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2

Certification by Sandeep Reddy pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

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

DOMINO’S PIZZA, INC. (Registrant)
Date: July 21, 2022	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer (Principal Financial Officer)