Form 10-Q
period 2022-09-11
DOMINOS PIZZA INC
filed 2022-10-13
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 11, 2022

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

As of October 6, 2022, Domino’s Pizza, Inc. had 35,399,379 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) – As of September 11, 2022 and January 2, 2022	3

	Condensed Consolidated Statements of Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 11, 2022 and September 12, 2021	4

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 11, 2022 and September 12, 2021	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) – Three fiscal quarters ended September 11, 2022 and September 12, 2021	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 11, 2022	January 2, 2022 (1)
Assets
Current assets:
Cash and cash equivalents	$114,776	$148,160
Restricted cash and cash equivalents	184,564	180,579
Accounts receivable, net	242,775	255,327
Inventories	72,586	68,328
Prepaid expenses and other	30,497	27,242
Advertising fund assets, restricted	181,200	180,904
Total current assets	826,398	860,540
Property, plant and equipment:
Land and buildings	106,907	108,372
Leasehold and other improvements	197,462	193,572
Equipment	329,687	312,772
Construction in progress	26,874	27,815
	660,930	642,531
Accumulated depreciation and amortization	(349,643)	(318,466)
Property, plant and equipment, net	311,287	324,065
Other assets:
Operating lease right-of-use assets	217,739	210,702
Goodwill	16,153	15,034
Capitalized software, net	105,541	95,558
Investments	125,840	125,840
Other assets	41,260	37,968
Deferred income taxes	2,191	2,109
Total other assets	508,724	487,211
Total assets	$1,646,409	$1,671,816
Liabilities and stockholders' deficit
Current liabilities:
Current portion of long-term debt	$55,787	$55,588
Accounts payable	91,299	91,547
Operating lease liabilities	40,823	37,155
Insurance reserves	32,971	32,588
Dividends payable	39,632	918
Advertising fund liabilities	173,345	173,737
Other accrued liabilities	144,880	199,208
Total current liabilities	578,737	590,741
Long-term liabilities:
Long-term debt, less current portion	5,097,292	5,014,638
Operating lease liabilities	190,248	184,471
Insurance reserves	38,145	36,913
Other accrued liabilities	49,455	50,667
Deferred income taxes	9,077	3,922
Total long-term liabilities	5,384,217	5,290,611
Stockholders' deficit:
Common stock	354	361
Additional paid-in capital	587	840
Retained deficit	(4,313,643)	(4,207,917)
Accumulated other comprehensive loss	(3,843)	(2,820)
Total stockholders' deficit	(4,316,545)	(4,209,536)
Total liabilities and stockholders' deficit	$1,646,409	$1,671,816

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

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11,	September 12,	September 11,	September 12,
(In thousands, except per share data)	2022	2021	2022	2021
Revenues:
U.S. Company-owned stores	$112,388	$108,416	$328,785	$337,749
U.S. franchise royalties and fees	128,878	121,624	379,261	372,946
Supply chain	646,082	588,819	1,902,215	1,760,119
International franchise royalties and fees	67,055	70,553	202,803	207,068
U.S. franchise advertising	114,193	108,578	331,863	336,278
Total revenues	1,068,596	997,990	3,144,927	3,014,160
Cost of sales:
U.S. Company-owned stores	98,589	86,932	280,029	260,693
Supply chain	588,157	525,858	1,728,159	1,571,426
Total cost of sales	686,746	612,790	2,008,188	1,832,119
Gross margin	381,850	385,200	1,136,739	1,182,041
General and administrative	91,205	96,342	285,769	288,043
U.S. franchise advertising	114,193	108,578	331,863	336,278
Income from operations	176,452	180,280	519,107	557,720
Other income	—	—	—	2,500
Interest income	833	48	1,101	138
Interest expense	(45,437)	(45,523)	(137,160)	(130,822)
Income before provision for income taxes	131,848	134,805	383,048	429,536
Provision for income taxes	31,344	14,403	89,087	74,754
Net income	$100,504	$120,402	$293,961	$354,782
Earnings per share:
Common stock - basic	$2.82	$3.29	$8.20	$9.43
Common stock - diluted	2.79	3.24	8.11	9.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11,	September 12,	September 11,	September 12,
(In thousands)	2022	2021	2022	2021
Net income	$100,504	$120,402	$293,961	$354,782
Currency translation adjustment	47	(404)	(1,023)	12
Comprehensive income	$100,551	$119,998	$292,938	$354,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
	September 11,	September 12,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$293,961	$354,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,026	50,219
Loss on sale/disposal of assets	475	493
Amortization of debt issuance costs	3,937	5,770
Provision for deferred income taxes	5,912	4,831
Non-cash equity-based compensation expense	21,590	19,453
Excess tax benefits from equity-based compensation	(907)	(18,258)
Provision for losses on accounts and notes receivable	2,870	532
Unrealized gain on investments	—	(2,500)
Changes in operating assets and liabilities	(49,288)	20,212
Changes in advertising fund assets and liabilities, restricted	(4,422)	49,067
Net cash provided by operating activities	330,154	484,601
Cash flows from investing activities:
Capital expenditures	(50,508)	(50,652)
Purchase of investments	—	(40,000)
Purchase of franchise operations and other assets	(6,814)	—
Other	(1,375)	306
Net cash used in investing activities	(58,697)	(90,346)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	120,000	1,850,000
Repayments of long-term debt and finance lease obligations	(41,441)	(896,193)
Proceeds from exercise of stock options	1,296	15,948
Purchases of common stock	(293,739)	(1,104,687)
Tax payments for restricted stock upon vesting	(10,691)	(6,817)
Payments of common stock dividends and equivalents	(79,689)	(71,218)
Cash paid for financing costs	—	(14,938)
Other	—	(244)
Net cash used in financing activities	(304,264)	(228,149)
Effect of exchange rate changes on cash	(611)	58
Change in cash and cash equivalents, restricted cash and cash equivalents	(33,418)	166,164

Cash and cash equivalents, beginning of period	148,160	168,821
Restricted cash and cash equivalents, beginning of period	180,579	217,453
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	161,741	115,872
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	490,480	502,146

Cash and cash equivalents, end of period	114,776	295,352
Restricted cash and cash equivalents, end of period	184,564	206,274
Cash and cash equivalents included in advertising fund assets, restricted, end of period	157,722	166,684
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$457,062	$668,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 11, 2022

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 11, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2023.

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

	Fiscal Quarters Ended September 11, 2022 and September 12, 2021
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2022	$355,459	$683,267	$67,055	$(37,185)	$—	$1,068,596
2021	338,618	619,840	70,553	(31,021)	—	997,990
Segment Income
2022	$100,529	$49,892	$53,762	N/A	$(2,919)	$201,264
2021	101,968	53,579	57,311	N/A	(10,010)	202,848

	Three Fiscal Quarters Ended September 11, 2022 and September 12, 2021
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2022	$1,039,909	$2,008,526	$202,803	$(106,311)	$—	$3,144,927
2021	1,046,973	1,854,609	207,068	(94,490)	—	3,014,160
Segment Income
2022	$301,876	$149,874	$161,698	N/A	$(16,250)	$597,198
2021	321,252	164,723	168,145	N/A	(25,726)	628,394

The following table reconciles total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11,	September 12,	September 11,	September 12,
	2022	2021	2022	2021
Total Segment Income	$201,264	$202,848	$597,198	$628,394
Depreciation and amortization	(18,933)	(16,578)	(56,026)	(50,219)
Loss on sale/disposal of assets	(27)	(37)	(475)	(493)
Non-cash equity-based compensation expense	(5,852)	(5,953)	(21,590)	(19,453)
Recapitalization-related expenses	—	—	—	(509)
Income from operations	176,452	180,280	519,107	557,720
Other income	—	—	—	2,500
Interest income	833	48	1,101	138
Interest expense	(45,437)	(45,523)	(137,160)	(130,822)
Income before provision for income taxes	$131,848	$134,805	$383,048	$429,536

3. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11,	September 12,	September 11,	September 12,
	2022	2021	2022	2021
Net income available to common stockholders - basic and diluted	$100,504	$120,402	$293,961	$354,782
Basic weighted average number of shares	35,692,744	36,627,660	35,869,581	37,639,418
Earnings per share – basic	$2.82	$3.29	$8.20	$9.43
Diluted weighted average number of shares	36,062,316	37,130,209	36,265,918	38,144,509
Earnings per share – diluted	$2.79	$3.24	$8.11	$9.30

The denominators used in calculating diluted earnings per share for common stock for the fiscal quarters and three fiscal quarters each ended September 11, 2022 and September 12, 2021 do not include the following because the effect of including these shares would be anti-dilutive or because the performance condition for these awards had not yet been met:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11,	September 12,	September 11,	September 12,
	2022	2021	2022	2021
Anti-dilutive shares underlying stock-based awards
Stock options	116,641	625	117,328	80,103
Restricted stock awards and units	1,561	—	1,285	5,641
Performance condition not met
Restricted stock awards and units	41,800	62,131	41,800	62,131

4. Stockholders’ Deficit

The following table summarizes the changes in stockholders’ deficit for the third quarter of 2022:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at June 19, 2022	35,899,646	$359	$3,589	$(4,180,367)	$(3,890)
Net income	—	—	—	100,504	—
Dividends declared on common stock and equivalents ($1.10 per share)	—	—	—	(39,035)	—
Issuance and cancellation of stock awards, net	1,569	—	—	—	—
Tax payments for restricted stock upon vesting	(20,787)	—	(7,925)	(371)	—
Purchases of common stock	(490,789)	(5)	(1,699)	(194,374)	—
Exercise of stock options	8,573	—	770	—	—
Non-cash equity-based compensation expense	—	—	5,852	—	—
Currency translation adjustment	—	—	—	—	47
Balance at September 11, 2022	35,398,212	$354	$587	$(4,313,643)	$(3,843)

The following table summarizes the changes in stockholders’ deficit for the three fiscal quarters of 2022:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 2, 2022	36,138,273	$361	$840	$(4,207,917)	$(2,820)
Net income	—	—	—	293,961	—
Dividends declared on common stock and equivalents ($3.30 per share)	—	—	—	(118,403)	—
Issuance and cancellation of stock awards, net	15,775	—	—	—	—
Tax payments for restricted stock upon vesting	(26,612)	—	(10,320)	(371)	—
Purchases of common stock	(739,847)	(7)	(12,819)	(280,913)	—
Exercise of stock options	10,623	—	1,296	—	—
Non-cash equity-based compensation expense	—	—	21,590	—	—
Currency translation adjustment	—	—	—	—	(1,023)
Balance at September 11, 2022	35,398,212	$354	$587	$(4,313,643)	$(3,843)

Subsequent to the end of the third quarter of 2022, on October 11, 2022, the Company’s Board of Directors declared a $1.10 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 15, 2022 to be paid on December 30, 2022.

The following table summarizes the changes in stockholders’ deficit for the third quarter of 2021:

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

The following table summarizes the changes in stockholders’ deficit for the three fiscal quarters of 2021:

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

5. 2022 Variable Funding Notes

Subsequent to the end of the third quarter of 2022, on September 16, 2022 (the “Closing Date”), certain of the Company’s subsidiaries issued a new variable funding note facility which allows for advances of up to $120.0 million of Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2022 Variable Funding Notes”). The 2022 Variable Funding Notes were undrawn on the Closing Date. The Company's existing $200.0 million Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2021 Variable Funding Notes”) also remain in place.

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

The following tables summarize the carrying amounts and fair values of certain assets at September 11, 2022 and January 2, 2022:

	At September 11, 2022
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$73,258	$73,258	$—	$—
Restricted cash equivalents	117,195	117,195	—	—
Investments in marketable securities	13,498	13,498	—	—
Advertising fund cash equivalents, restricted	146,235	146,235	—	—
Investments	125,840	—	—	125,840

	At January 2, 2022
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$87,384	$87,384	$—	$—
Restricted cash equivalents	115,185	115,185	—	—
Investments in marketable securities	15,433	15,433	—	—
Advertising fund cash equivalents, restricted	140,115	140,115	—	—
Investments	125,840	—	—	125,840

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

The Company did not record any adjustments to the carrying amount of $125.8 million in the third quarter or three fiscal quarters of 2022. The following table summarizes the reconciliation of the carrying amount of the Company’s investment in DPC Dash from the opening balance at January 3, 2021 to the closing balance at September 12, 2021 as a result of the additional investment made in the first quarter of 2021:

	Three Fiscal Quarters Ended September 12, 2021
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

Management estimated the approximate fair values of the Company's 2015, 2017, 2018, 2019 and 2021 fixed rate notes as follows:

	September 11, 2022		January 2, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$754,000	$734,396	$760,000	$777,480
2017 Ten-Year Notes	955,000	899,610	962,500	1,000,038
2018 7.5-Year Notes	409,063	394,336	412,250	420,907
2018 9.25-Year Notes	385,000	365,750	388,000	407,788
2019 Ten-Year Notes	658,125	590,996	663,188	693,031
2021 7.5-Year Notes	839,375	722,702	845,750	849,133
2021 Ten-Year Notes	987,500	834,438	995,000	1,017,885

The Company’s 2021 Variable Funding Notes are a variable rate loan and the fair value of this loan approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. This fair value represents a Level 2 measurement. The Company had $120.0 million of outstanding borrowings under its 2021 Variable Funding Notes at September 11, 2022 and, subsequent to the end of the third quarter of 2022, repaid $60.0 million of these outstanding borrowings. The Company did not have any outstanding borrowings under its 2021 Variable Funding Notes as of January 2, 2022.

7. Revenue Disclosures

Contract Liabilities

Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $5.5 million and $5.4 million were included in current other accrued liabilities as of September 11, 2022 and January 2, 2022, respectively. Deferred franchise fees and deferred development fees of $23.3 million and $24.3 million were included in long-term other accrued liabilities as of September 11, 2022 and January 2, 2022, respectively.

Changes in deferred franchise fees and deferred development fees for the three fiscal quarters of 2022 and the three fiscal quarters of 2021 were as follows:

	Three Fiscal Quarters Ended
	September 11,	September 12,
	2022	2021
Deferred franchise fees and deferred development fees at beginning of period	$29,694	$19,090
Revenue recognized during the period	(4,688)	(3,944)
New deferrals due to cash received and other	3,774	4,784
Deferred franchise fees and deferred development fees at end of period	$28,780	$19,930

Advertising Fund Assets

As of September 11, 2022, advertising fund assets, restricted of $181.2 million consisted of $157.7 million of cash and cash equivalents, $16.4 million of accounts receivable and $7.1 million of prepaid expenses. As of September 11, 2022, advertising fund cash and cash equivalents included $7.9 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

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

The components of operating and finance lease cost for the third quarter and three fiscal quarters of 2022 and the third quarter and three fiscal quarters of 2021 were as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11,	September 12,	September 11,	September 12,
	2022	2021	2022	2021
Operating lease cost	$11,302	$10,451	$32,366	$31,201
Finance lease cost:
Amortization of right-of-use assets	1,228	1,022	3,631	2,944
Interest on lease liabilities	1,086	1,050	2,922	2,798
Total finance lease cost	$2,314	$2,072	$6,553	$5,742

Rent expense totaled $17.5 million and $55.4 million in the third quarter and three fiscal quarters of 2022, respectively. Rent expense totaled $18.3 million and $54.4 million in the third quarter and three fiscal quarters of 2021, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and other costs for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.3 million and $5.1 million in the third quarter and three fiscal quarters of 2022, respectively. Rent expense for short-term supply chain center tractor and trailer rentals was $1.8 million and $5.6 million in the third quarter and three fiscal quarters of 2021, respectively. Variable rent expense and rent expense for other short-term leases were immaterial in both the third quarter and three fiscal quarters of 2022 and 2021.

Supplemental balance sheet information related to the Company’s finance leases as of September 11, 2022 and January 2, 2022 was as follows:

	September 11,	January 2,
	2022	2022
Land and buildings	$85,489	$86,965
Equipment	1,802	—
Finance lease assets	87,291	86,965
Accumulated depreciation and amortization	(18,031)	(14,423)
Finance lease assets, net	$69,260	$72,542

Current portion of long-term debt	$4,287	$4,088
Long-term debt, less current portion	69,591	72,250
Total principal payable on finance leases	$73,878	$76,338

As of September 11, 2022 and January 2, 2022, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	September 11, 2022		January 2, 2022
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Weighted average remaining lease term	6 years	14 years	7 years	15 years
Weighted average discount rate	3.6%	5.8%	3.5%	5.8%

Supplemental cash flow information related to leases for the third quarter and three fiscal quarters of 2022 and the third quarter and three fiscal quarters of 2021 were as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 11,	September 12,	September 11,	September 12,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,581	$10,236	$30,076	$29,528
Operating cash flows from finance leases	1,086	1,050	2,922	2,798
Financing cash flows from finance leases	1,038	771	2,816	2,068
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,241	7,785	35,405	19,138
Finance leases	453	390	453	6,050

Maturities of lease liabilities as of September 11, 2022 were as follows:

	Operating	Finance
	Leases	Leases
2022	$18,493	$2,745
2023	43,705	7,623
2024	43,399	8,209
2025	37,856	8,028
2026	35,257	8,724
Thereafter	81,564	77,868
Total future minimum rental commitments	260,274	113,197
Less – amounts representing interest	(29,203)	(39,319)
Total lease liabilities	$231,071	$73,878

As of September 11, 2022, the Company had additional leases for one supply chain center, one storage warehouse facility and certain supply chain and U.S. Company-owned store vehicles that had not yet commenced with estimated future minimum rental commitments of approximately $72.3 million. These leases are expected to commence in 2022 and 2023 with lease terms of up to 16 years. These undiscounted amounts are not included in the table above.

The Company has guaranteed lease payments related to certain franchisees’ and others’ lease arrangements. The maximum amount of potential future payments under these guarantees was $7.1 million and $9.1 million as of September 11, 2022 and January 2, 2022, respectively. The Company does not believe these arrangements have had or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

9. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $6.0 million at September 11, 2022 and $5.4 million at January 2, 2022. The Company also had $0.1 million of non-cash investing activities related to lease incentives in the three fiscal quarters of both 2022 and 2021.

10. Company-owned Store Transactions

During the first quarter of 2022, the Company purchased 23 U.S. franchised stores from certain of the Company’s existing U.S. franchisees for $6.8 million, which included $4.0 million of intangibles, $1.7 million of equipment and leasehold improvements and $1.1 million of goodwill.

Subsequent to the end of the third quarter of 2022, the Company sold 114 U.S. Company-owned stores in Arizona and Utah to certain of its franchisees for $41.1 million, and the Company expects to record a gain on this transaction in the fourth quarter of 2022. The accounting for this transaction is still in process as of the date these condensed consolidated financial statements were issued and therefore the Company is unable to make any additional disclosures.

11. New Accounting Pronouncements

Accounting Standards Not Yet Adopted

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”). The Company has not yet adopted the following standard.

Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The Company’s 2021 Variable Funding Notes bear interest at fluctuating interest rates based on LIBOR. However, the associated loan documents contemplate a transition from LIBOR to secured overnight financing rate (“SOFR”) in the event that LIBOR ceases to exist. The Company’s 2022 Variable Funding Notes bear interest at fluctuating interest rates based on SOFR. ASU 2020-04 may currently be adopted and may be applied prospectively to contract modifications made on or before December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2022 and 2021 third quarters referenced herein represent the twelve-week periods ended September 11, 2022 and September 12, 2021, respectively. The 2022 and 2021 three fiscal quarters referenced herein represent the thirty-six-week periods ended September 11, 2022 and September 12, 2021, respectively. In this section, we discuss the results of our operations for the third quarter and three fiscal quarters of 2022 as compared to the third quarter and three fiscal quarters of 2021.

Overview

Domino’s is the largest pizza company in the world with more than 19,500 locations in over 90 markets around the world as of September 11, 2022, and operates two distinct service models within its stores with a significant business in both delivery and carryout. Founded in 1960, our roots are in convenient pizza delivery, while a significant amount of our sales also come from carryout customers. We are a highly recognized global brand, and we focus on serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores. We are primarily a franchisor, with approximately 98% of Domino’s global stores currently owned and operated by our independent franchisees. Franchising enables an individual to be his or her own employer and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

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

Third Quarter of 2022 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide) increased 4.7% as compared to the third quarter of 2021. U.S. retail sales increased 4.1% and international retail sales, excluding foreign currency impact, increased 5.2% as compared to the third quarter of 2021.
•
Same store sales increased 2.0% in our U.S. stores and declined 1.8% in our international stores (excluding foreign currency impact).
•
Revenues increased 7.1%.
•
Income from operations decreased 2.1%.
•
Net income decreased 16.5%.
•
Diluted earnings per share decreased 13.9%.

Three Fiscal Quarters of 2022 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide) increased 3.2% as compared to the three fiscal quarters of 2021. U.S. retail sales increased 0.7% and international retail sales, excluding foreign currency impact, increased 5.7% as compared to the three fiscal quarters of 2021.
•
Same store sales declined 1.6% in our U.S. stores and declined 0.8% in our international stores (excluding foreign currency impact).
•
Revenues increased 4.3%.
•
Income from operations decreased 6.9%.
•
Net income decreased 17.1%.
•
Diluted earnings per share decreased 12.8%.

Excluding the negative impact of foreign currency, Domino’s experienced global retail sales growth during the third quarter and three fiscal quarters of 2022. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand. U.S. same store sales increased 2.0% in the third quarter of 2022 and declined 1.6% in the three fiscal quarters of 2022, rolling over a decrease in U.S. same store sales of 1.9% in the third quarter of 2021 and an increase in U.S. same store sales of 4.6% in the three fiscal quarters of 2021. The decline in U.S. same store sales in the three fiscal quarters of 2022 was attributable to lower order counts due in part to labor shortages affecting store hours and staffing levels in many of our markets and economic stimulus activity in the U.S in the three fiscal quarters of 2021 in response to the COVID-19 pandemic which did not recur in the respective periods of 2022. A higher average ticket per transaction resulting from higher menu and national offer pricing, as well as increases to our average delivery fee contributed to the increase in U.S. same store sales in the third quarter of 2022 and partially offset the decline in U.S. same store sales in the three fiscal quarters of 2022.

International same store sales (excluding foreign currency impact) declined 1.8% and 0.8% in the third quarter and three fiscal quarters of 2022, respectively, rolling over increases in international same store sales (excluding foreign currency impact) of 8.8% and 11.4% in the third quarter and three fiscal quarters of 2021, respectively. The decline in same store sales (excluding foreign currency impact) in the third quarter and three fiscal quarters of 2022 in our international business was driven in part by a value added tax holiday in the United Kingdom in the three fiscal quarters of 2021 that did not recur in the second and third quarter of 2022. Our U.S. and international same store sales (excluding foreign currency impact) continue to be pressured by our fortressing strategy, which includes increasing store concentration in certain markets where we compete, as well as from aggressive competitive activity.

During the third quarter and three fiscal quarters of 2022, we experienced significant inflationary pressures in our commodity, labor and fuel costs resulting from the macroeconomic environment in the U.S., which had a significant impact on our overall operating results as compared to the respective periods of 2021.

We continued our global expansion with the opening of 225 net stores in the third quarter of 2022, bringing our year-to-date total to 671. We had 24 net stores open in the U.S. and 201 net stores open internationally during the third quarter of 2022.

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

	Third Quarter of 2022	Third Quarter of 2021	Three Fiscal Quarters of 2022	Three Fiscal Quarters of 2021
U.S. stores	+4.1%	+1.1%	+0.7%	+7.6%
International stores (excluding foreign currency impact)	+5.2%	+16.5%	+5.7%	+19.2%
Total (excluding foreign currency impact)	+4.7%	+8.5%	+3.2%	+13.1%

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

	Third Quarter of 2022	Third Quarter of 2021	Three Fiscal Quarters of 2022	Three Fiscal Quarters of 2021
U.S. Company-owned stores (1)	(1.9)%	(8.9)%	(7.3)%	(2.0)%
U.S. franchise stores (1)	+2.2%	(1.5)%	(1.2)%	+5.1%
U.S. stores	+2.0%	(1.9)%	(1.6)%	+4.6%
International stores (excluding foreign currency impact)	(1.8)%	+8.8%	(0.8)%	+11.4%

(1) During the first quarter of 2022, we purchased 23 U.S. franchised stores from certain of our existing U.S. franchisees (the “2022 Store Purchase”). The same store sales growth for these stores is reflected in U.S. Company-owned stores in the third quarter and three fiscal quarters of 2022.

Store Growth Activity

Store counts and net store growth are commonly used statistical measures in the quick-service restaurant industry that are important to understanding performance.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at June 19, 2022	401	6,218	6,619	12,675	19,294
Openings	1	26	27	263	290
Closings (1)	—	(3)	(3)	(62)	(65)
Store count at September 11, 2022	402	6,241	6,643	12,876	19,519
Third quarter 2022 net store growth	1	23	24	201	225
Trailing four quarters net store growth (2)	12	160	172	967	1,139

(1) Temporary store closures are not treated as store closures and affected stores are included in the ending store count. Based on information reported to us by our master franchisees, we estimate that as of September 11, 2022, there were fewer than 125 international stores temporarily closed.

(2) Trailing four quarters net store growth does not include the effect of transfers associated with the 2022 Store Purchase.

Income Statement Data

	Third Quarter of 2022		Third Quarter of 2021		Three Fiscal Quarters of 2022		Three Fiscal Quarters of 2021
U.S. Company-owned stores	$112.4		$108.4		$328.8		$337.7
U.S. franchise royalties and fees	128.9		121.6		379.3		372.9
Supply chain	646.1		588.8		1,902.2		1,760.1
International franchise royalties and fees	67.1		70.6		202.8		207.1
U.S. franchise advertising	114.2		108.6		331.9		336.3
Total revenues	1,068.6	100.0%	998.0	100.0%	3,144.9	100.0%	3,014.2	100.0%
U.S. Company-owned stores	98.6		86.9		280.0		260.7
Supply chain	588.2		525.9		1,728.2		1,571.4
Total cost of sales	686.7	64.3%	612.8	61.4%	2,008.2	63.9%	1,832.1	60.8%
Gross margin	381.9	35.7%	385.2	38.6%	1,136.7	36.1%	1,182.0	39.2%
General and administrative	91.2	8.5%	96.3	9.6%	285.8	9.1%	288.0	9.6%
U.S. franchise advertising	114.2	10.7%	108.6	10.9%	331.9	10.5%	336.3	11.1%
Income from operations	176.5	16.5%	180.3	18.1%	519.1	16.5%	557.7	18.5%
Other income	—	0.0%	—	0.0%	—	0.0%	2.5	0.1%
Interest expense, net	(44.6)	(4.2)%	(45.5)	(4.6)%	(136.1)	(4.3)%	(130.7)	(4.3)%
Income before provision for income taxes	131.8	12.3%	134.8	13.5%	383.0	12.2%	429.5	14.3%
Provision for income taxes	31.3	2.9%	14.4	1.4%	89.1	2.9%	74.8	2.5%
Net income	$100.5	9.4%	$120.4	12.1%	$294.0	9.3%	$354.8	11.8%

Revenues

	Third Quarter of 2022		Third Quarter of 2021		Three Fiscal Quarters of 2022		Three Fiscal Quarters of 2021
U.S. Company-owned stores	$112.4	10.5%	$108.4	10.8%	$328.8	10.4%	$337.7	11.2%
U.S. franchise royalties and fees	128.9	12.1%	121.6	12.2%	379.3	12.1%	372.9	12.4%
Supply chain	646.1	60.4%	588.8	59.0%	1,902.2	60.5%	1,760.1	58.4%
International franchise royalties and fees	67.1	6.3%	70.6	7.1%	202.8	6.4%	207.1	6.9%
U.S. franchise advertising	114.2	10.7%	108.6	10.9%	331.9	10.6%	336.3	11.1%
Total revenues	$1,068.6	100.0%	$998.0	100.0%	$3,144.9	100.0%	$3,014.2	100.0%

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

U.S. Stores Revenues

	Third Quarter of 2022		Third Quarter of 2021		Three Fiscal Quarters of 2022		Three Fiscal Quarters of 2021
U.S. Company-owned stores	$112.4	31.6%	$108.4	32.0%	$328.8	31.6%	$337.7	32.3%
U.S. franchise royalties and fees	128.9	36.3%	121.6	35.9%	379.3	36.5%	372.9	35.6%
U.S. franchise advertising	114.2	32.1%	108.6	32.1%	331.9	31.9%	336.3	32.1%
U.S. stores	$355.5	100.0%	$338.6	100.0%	$1,039.9	100.0%	$1,047.0	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations increased $4.0 million, or 3.7%, in the third quarter of 2022 due to an increase in the average number of U.S. Company-owned stores open during the period resulting from net store growth and the 2022 Store Purchase, and was partially offset by a decline in U.S. Company-owned same store sales. Revenues from U.S. Company-owned store operations decreased $9.0 million, or 2.7%, in the three fiscal quarters of 2022 due to a decline in U.S. Company-owned same store sales. This decrease was partially offset by an increase in the average number of U.S. Company-owned stores open during the period resulting from net store growth and the 2022 Store Purchase.

U.S. Company-owned same store sales declined 1.9% and 7.3% in the third quarter and three fiscal quarters of 2022, respectively. U.S. Company-owned same store sales declined 8.9% and 2.0% in the third quarter and three fiscal quarters of 2021, respectively.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $7.3 million, or 6.0%, in the third quarter of 2022 due to an increase in U.S. franchise same store sales, as well as an increase in the average number of U.S. franchised stores open during the period resulting from net store growth and higher revenues from fees paid by our franchisees for the use of our technology platforms. Revenues from U.S. franchise royalties and fees increased $6.3 million, or 1.7%, in the three fiscal quarters of 2022 due primarily to an increase in revenues from fees paid by our franchisees for the use of our technology platforms as well as an increase in the average number of U.S. franchised stores open during the period resulting from net store growth. These increases were partially offset by a decline in U.S. franchise same store sales in the three fiscal quarters of 2022. Revenues from U.S. franchise royalties and fees were negatively impacted by the 2022 Store Purchase in both the third quarter and three fiscal quarters of 2022.

U.S. franchise same store sales increased 2.2% in the third quarter of 2022 and declined 1.2% in the three fiscal quarters of 2022. U.S. franchise same store sales declined 1.5% in the third quarter of 2021 and increased 5.1% in the three fiscal quarters of 2021.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising increased $5.6 million, or 5.2%, in the third quarter of 2022 due primarily to an increase in U.S. franchise same store sales and an increase in the average number of U.S. franchised stores open during the period resulting from net store growth, partially offset by the 2022 Store Purchase. Approximately $2.8 million in advertising incentives related to certain brand promotions in the third quarter of 2021, which did not recur in the third quarter of 2022, also contributed to the increase in U.S. franchise advertising revenue in the third quarter of 2022.

Revenues from U.S. franchise advertising decreased $4.4 million, or 1.3%, in the three fiscal quarters of 2022 due primarily to a decline in U.S. franchise same store sales. Additionally, the Company recorded approximately $2.3 million more in advertising incentives related to certain brand promotions in the three fiscal quarters of 2022 as compared to the three fiscal quarters of 2021, which also contributed to the decrease in U.S. franchise advertising revenues. The decrease in U.S. franchise advertising revenues in the three fiscal quarters of 2022 was partially offset by an increase in the average number of U.S. franchised stores open during the period resulting from net store growth, but was partially offset by the 2022 Store Purchase.

Supply Chain

Supply chain revenues increased $57.3 million, or 9.7%, in the third quarter of 2022, and increased $142.1 million, or 8.1%, in the three fiscal quarters of 2022 due to higher market basket pricing to stores, partially offset by lower order volumes at our U.S. franchise stores during the respective periods. Our market basket pricing to stores increased 13.4% during the third quarter of 2022, which resulted in an estimated $69.0 million increase in supply chain revenues. Our market basket pricing to stores increased 13.5% during the three fiscal quarters of 2022, which resulted in an estimated $202.2 million increase in supply chain revenues.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees decreased $3.5 million, or 5.0%, in the third quarter of 2022, and decreased $4.3 million, or 2.1%, in the three fiscal quarters of 2022 due primarily to the negative impact of changes in foreign currency exchange rates of $7.9 million and $18.0 million in the third quarter and three fiscal quarters of 2022, respectively. A decline in international same store sales (excluding foreign currency impact) in the third quarter and three fiscal quarters of 2022 also contributed to the decreases in international franchise revenues in the respective periods. An increase in the average number of international franchise stores open during the respective periods, resulting from net store growth, partially offset the declines in revenues.

Excluding the impact of foreign currency exchange rates, international franchise same store sales declined 1.8% and 0.8% in the third quarter and three fiscal quarters of 2022, respectively. Excluding the impact of foreign currency exchange rates, international franchise same store sales increased 8.8% and 11.4% in the third quarter and three fiscal quarters of 2021, respectively.

Cost of Sales / Gross Margin

	Third Quarter of 2022		Third Quarter of 2021		Three Fiscal Quarters of 2022		Three Fiscal Quarters of 2021
Total revenues	$1,068.6	100.0%	$998.0	100.0%	$3,144.9	100.0%	$3,014.2	100.0%
Total cost of sales	686.7	64.3%	612.8	61.4%	2,008.2	63.9%	1,832.1	60.8%
Gross margin	$381.9	35.7%	$385.2	38.6%	$1,136.7	36.1%	$1,182.0	39.2%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate the related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs. Consolidated gross margin (which we define as revenues less cost of sales) decreased $3.3 million, or 0.9%, in the third quarter of 2022, and decreased $45.3 million, or 3.8%, in the three fiscal quarters of 2022, due primarily to lower U.S. Company-owned store revenues, as well as higher food, labor and delivery costs. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. Additionally, as our market basket prices fluctuate, our revenues and gross margin percentages in our supply chain segment also fluctuate; however, actual product-level dollar gross margins remain unchanged.

As a percentage of revenues, the consolidated gross margin decreased 2.9 percentage points in the third quarter of 2022, and decreased 3.1 percentage points in the three fiscal quarters of 2022. U.S. Company-owned store gross margin decreased 7.5 percentage points in the third quarter of 2022, and decreased 8.0 percentage points in the three fiscal quarters of 2022. Supply chain gross margin decreased 1.7 percentage points in the third quarter of 2022, and decreased 1.5 percentage points in the three fiscal quarters of 2022. These changes in gross margin are described below.

U.S. Company-Owned Store Gross Margin

	Third Quarter of 2022		Third Quarter of 2021		Three Fiscal Quarters of 2022		Three Fiscal Quarters of 2021
Revenues	$112.4	100.0%	$108.4	100.0%	$328.8	100.0%	$337.7	100.0%
Cost of sales	98.6	87.7%	86.9	80.2%	280.0	85.2%	260.7	77.2%
Store gross margin	$13.8	12.3%	$21.5	19.8%	$48.8	14.8%	$77.0	22.8%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) decreased $7.7 million, or 35.8%, in the third quarter of 2022 due primarily to higher food and labor costs. U.S. Company-owned store gross margin decreased $28.2 million, or 36.7%, in the three fiscal quarters of 2022 due primarily to lower same store sales, as well as higher food and labor costs. As a percentage of store revenues, the U.S. Company-owned store gross margin decreased 7.5 percentage points in the third quarter of 2022, and decreased 8.0 percentage points in the three fiscal quarters of 2022. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs increased 4.1 percentage points to 32.5% in the third quarter of 2022, and increased 4.1 percentage points to 31.7% in the three fiscal quarters of 2022 as a result of higher food basket prices.
•
Labor costs increased 1.7 percentage points to 31.6% in the third quarter of 2022, and increased 1.9 percentage points to 30.5% in the three fiscal quarters of 2022 due primarily to continued investments in frontline team member wage rates in our U.S. Company-owned stores, as well as lower sales leverage.
•
Occupancy costs, including rent, telephone, utilities and depreciation, increased 0.9 percentage points to 9.6% in the third quarter of 2022, and increased 1.4 percentage points to 9.3% in the three fiscal quarters of 2022 due primarily to lower sales leverage, as well as higher utility rates in our U.S. Company-owned stores.
•
Insurance costs increased 0.2 percentage points to 3.9% in the third quarter of 2022, and increased 0.7 percentage points to 4.3% in the three fiscal quarters of 2022 due primarily to unfavorable claims experience as well as lower sales leverage.

Supply Chain Gross Margin

	Third Quarter of 2022		Third Quarter of 2021		Three Fiscal Quarters of 2022		Three Fiscal Quarters of 2021
Revenues	$646.1	100.0%	$588.8	100.0%	$1,902.2	100.0%	$1,760.1	100.0%
Cost of sales	588.2	91.0%	525.9	89.3%	1,728.2	90.8%	1,571.4	89.3%
Supply chain gross margin	$57.9	9.0%	$62.9	10.7%	$174.0	9.2%	$188.7	10.7%

Supply chain gross margin decreased $5.0 million, or 8.0%, in the third quarter of 2022, and decreased $14.7 million, or 7.8%, in the three fiscal quarters of 2022 due primarily to higher delivery and labor costs. As a percentage of supply chain revenues, supply chain gross margin decreased 1.7 percentage points in the third quarter of 2022 and decreased 1.5 percentage points in the three fiscal quarters of 2022 due to higher food and delivery costs. The increases in food and delivery costs as a percentage of supply chain revenues resulted from macroeconomic inflationary pressures in the U.S., as well as lower sales leverage.

General and Administrative Expenses

General and administrative expenses decreased $5.1 million, or 5.3%, in the third quarter of 2022 driven primarily by lower labor costs. General and administrative expenses decreased $2.3 million, or 0.8%, in the three fiscal quarters of 2022 driven primarily by lower labor costs, partially offset by higher travel expenses, amortization expense for capitalized software and non-cash equity-based compensation expense.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses increased $5.6 million, or 5.2%, in the third quarter of 2022, and decreased $4.4 million, or 1.3%, in the three fiscal quarters of 2022 consistent with the changes in U.S. franchise advertising revenues. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand and these revenues cannot be used for general corporate purposes.

Other Income

During the first quarter of 2021, we recorded a $2.5 million unrealized gain on our investment in DPC Dash (Note 6) resulting from the observable change in price from the valuation of our additional $40.0 million investment. We did not record any adjustments to the carrying amount in the third quarter or three fiscal quarters of 2022, or the third quarter of 2021.

Interest Expense, Net

Interest expense, net decreased $0.9 million, or 1.9%, in the third quarter of 2022 driven primarily by higher interest income. Interest expense, net increased $5.4 million, or 4.1%, in the three fiscal quarters of 2022 driven by higher average borrowings resulting from our recapitalization transaction completed on April 16, 2021 (the “2021 Recapitalization”), partially offset by higher interest income.

Our weighted average borrowing rate decreased to 3.7% in both the third quarter and three fiscal quarters of 2022 from 3.8% in the third quarter of 2021 and from 3.9% in the three fiscal quarters of 2021, due to lower interest rates on the debt outstanding as a result of the 2021 Recapitalization.

Provision for Income Taxes

Income tax expense increased $16.9 million, or 117.6%, in the third quarter of 2022 due to a higher effective tax rate, and was partially offset by a decrease in income before provision for income taxes. The effective tax rate increased to 23.8% during the third quarter of 2022 as compared to 10.7% in the third quarter of 2021. Income tax expense increased $14.3 million, or 19.2%, in the three fiscal quarters of 2022 due to a higher effective tax rate, and was partially offset by a decrease in income before provision for income taxes. The effective tax rate increased to 23.3% during the three fiscal quarters of 2022 as compared to 17.4% in the three fiscal quarters of 2021. The higher effective tax rate in the third quarter and three fiscal quarters of 2022 was driven in part by a 9.8 and 4.0 percentage point change in excess tax benefits from equity-based compensation, which are recorded as a reduction to the income tax provision, in the third quarter and three fiscal quarters of 2022 as compared to the respective periods in 2021. The decreases in excess tax benefits from equity-based compensation were a result of fewer stock option exercises in the third quarter and three fiscal quarters of 2022 as compared to the respective periods in 2021. The increase in the effective tax rate was also a result of lower foreign tax credits in the respective periods of 2022.

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

	Third Quarter of 2022	Third Quarter of 2021	Three Fiscal Quarters of 2022	Three Fiscal Quarters of 2021
U.S. stores	$100.5	$102.0	$301.9	$321.3
Supply chain	49.9	53.6	149.9	164.7
International franchise	53.8	57.3	161.7	168.1
Other	(2.9)	(10.0)	(16.3)	(25.7)

U.S. Stores

U.S. stores Segment Income decreased $1.4 million, or 1.4%, in the third quarter of 2022, primarily due to the $7.7 million decrease in U.S. Company-owned store gross margin, and was partially offset by the $7.3 million increase in U.S. franchise royalties and fees revenues, each as discussed above. U.S. stores Segment Income decreased $19.4 million, or 6.0%, in the three fiscal quarters of 2022, primarily due to the $28.2 million decrease in U.S. Company-owned store gross margin, and was partially offset by the $6.3 million increase in U.S. franchise royalties and fees revenues, each as discussed above. U.S. franchise revenues do not have a cost of sales component, therefore changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income.

Supply Chain

Supply chain Segment Income decreased $3.7 million, or 6.9%, in the third quarter of 2022, primarily due to the $5.0 million decrease in supply chain gross margin discussed above. Supply chain Segment Income decreased $14.8 million, or 9.0%, in the three fiscal quarters of 2022, primarily due to the $14.7 million decrease in supply chain gross margin discussed above.

International Franchise

International franchise Segment Income decreased $3.5 million, or 6.2%, in the third quarter of 2022, primarily due to the $3.5 million decrease in international franchise royalties and fees revenues discussed above. International franchise Segment Income decreased $6.4 million, or 3.8%, in the three fiscal quarters of 2022, primarily due to the $4.3 million decrease in international franchise royalties and fees revenues discussed above. International franchise revenues do not have a cost of sales component, therefore changes in these revenues have a disproportionate effect on international franchise Segment Income.

Other

Other Segment Income increased $7.1 million, or 70.8%, in the third quarter of 2022, and increased $9.5 million, or 36.8%, in the three fiscal quarters of 2022, primarily due to lower labor costs.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities, resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. These factors allow us to manage our working capital and our ongoing cash flows from operations to invest in our business and other strategic opportunities, pay dividends and repurchase and retire shares of our common stock. As of September 11, 2022, we had working capital of $55.2 million, excluding restricted cash and cash equivalents of $184.6 million, advertising fund assets, restricted, of $181.2 million and advertising fund liabilities of $173.3 million. Working capital as of September 11, 2022 included unrestricted cash and cash equivalents of $114.8 million.

Our primary source of liquidity is cash flows from operations and availability of borrowings under our variable funding notes. During the third quarter and three fiscal quarters of 2022, we continued to increase global retail sales (excluding foreign currency impact), which continued our ability to generate positive cash provided by operating activities. As of September 11, 2022, we had a variable funding note facility which allowed for advances of up to $200.0 million of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes and certain other credit instruments, including letters of credit (the “2021 Variable Funding Notes”). The letters of credit are primarily related to our casualty insurance programs and certain supply chain center leases. As of September 11, 2022, we had $120.0 million of outstanding borrowings and $35.8 million of available borrowing capacity under our 2021 Variable Funding Notes, net of letters of credit issued of $44.2 million. Subsequent to the end of the third quarter of 2022, we repaid $60.0 million of the outstanding borrowings under our 2021 Variable Funding Notes. Additionally, subsequent to the end of the third quarter of 2022, on September 16, 2022 (the “Closing Date”), certain of our subsidiaries issued a new variable funding note facility which allows for advances of up to $120.0 million of Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2022 Variable Funding Notes”). The 2022 Variable Funding Notes were undrawn on the Closing Date. Our existing 2021 Variable Funding Notes also remain in place.

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

Restricted Cash

As of September 11, 2022, we had $136.6 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $47.8 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $184.6 million of restricted cash and cash equivalents. As of September 11, 2022, we also held $157.7 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

As of September 11, 2022, we had approximately $5.15 billion of long-term debt, of which $55.8 million was classified as a current liability. As of September 11, 2022, our fixed rate notes from the recapitalizations we completed in 2021, 2019, 2018, 2017 and 2015 had original scheduled principal payments of $12.9 million in the remainder of 2022, $51.5 million in each of 2023 and 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031. Additionally, as of September 11, 2022, we had $120.0 million of outstanding borrowings under our 2021 Variable Funding Notes.

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

During the third quarter of 2022, we repurchased and retired 490,789 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $196.1 million. During the three fiscal quarters of 2022, we repurchased and retired 739,847 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $293.7 million. As of September 11, 2022, we had a total remaining authorized amount for share repurchases of approximately $410.4 million.

Dividends

On July 19, 2022, our Board of Directors declared a $1.10 per share quarterly dividend on our outstanding common stock for shareholders of record as of September 15, 2022, which was paid on September 30, 2022. We had approximately $39.6 million accrued for common stock dividends at September 11, 2022. Subsequent to the end of the third quarter, on October 11, 2022, our Board of Directors declared a $1.10 per share quarterly dividend on our outstanding common stock for shareholders of record as of December 15, 2022 to be paid on December 30, 2022.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

(In millions)	Three Fiscal Quarters of 2022	Three Fiscal Quarters of 2021
Cash flows provided by (used in)
Net cash provided by operating activities	$330.2	$484.6
Net cash used in investing activities	(58.7)	(90.3)
Net cash used in financing activities	(304.3)	(228.1)
Effect of exchange rate changes on cash	(0.6)	0.1
Change in cash and cash equivalents, restricted cash and cash equivalents	$(33.4)	$166.2

Operating Activities

Cash provided by operating activities decreased $154.4 million in the three fiscal quarters of 2022. This decrease was primarily due to a $53.5 million negative impact of changes in advertising fund assets and liabilities, restricted, in the three fiscal quarters of 2022 as compared to the three fiscal quarters of 2021 due to receipts for advertising contributions outpacing payments for advertising activities in the three fiscal quarters of 2021 as well as the negative impact of changes in operating assets and liabilities of $52.1 million. The negative impact of changes in operating assets and liabilities primarily related to the timing of payments on accrued liabilities, accounts payable, income taxes and prepaid expenses in the three fiscal quarters of 2022 as compared to the three fiscal quarters of 2021. Additionally, net income decreased $60.8 million. However, this decrease in net income included a $12.0 million increase in non-cash adjustments, resulting in an overall decrease to cash provided by operating activities in the three fiscal quarters of 2022 as compared to the three fiscal quarters of 2021 of $48.8 million.

Investing Activities

Cash used in investing activities was $58.7 million in the three fiscal quarters of 2022, which primarily consisted of $50.5 million of capital expenditures (driven primarily by investments in technological initiatives, supply chain centers and corporate store operations). As a result of the 2022 Store Purchase, we also acquired 23 U.S. franchise stores from certain of our existing U.S. franchisees in the first quarter of 2022 for $6.8 million.

Financing Activities

Cash used in financing activities was $304.3 million in the three fiscal quarters of 2022, which primarily consisted of the repurchase of approximately $293.7 million in common stock under our Board of Directors-approved share repurchase program, dividend payments of $79.7 million, repayments of long-term debt and finance lease obligations of $41.1 million and tax payments for the vesting of restricted stock of $10.7 million. These uses of cash were partially offset by borrowings under our 2021 Variable Funding Notes of $120.0 million and proceeds from the exercise of stock options of $1.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes and, at September 11, 2022, we are exposed to interest rate risk on borrowings under our 2021 Variable Funding Notes. As of September 11, 2022, we had $120.0 million of outstanding borrowings under our 2021 Variable Funding Notes.

Our 2021 Variable Funding Notes bear interest at fluctuating interest rates based on LIBOR. There is currently uncertainty around whether LIBOR will continue to exist after 2023. Our 2021 Variable Funding Notes loan documents contemplate a transition from LIBOR to secured overnight financing rate (“SOFR”) in the event that LIBOR ceases to exist. Because the composition and characteristics of SOFR are not the same as those of LIBOR, in such event, there can be no assurance that SOFR will perform the same way LIBOR would have at any given time or for any applicable period. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. Subsequent to the end of the third quarter of 2022, we entered into a facility for our 2022 Variable Funding Notes which bear interest at fluctuating interest rates based on SOFR. Our existing 2021 Variable Funding Notes also remain in place.

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

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.3% of our total revenues in the third quarter of 2022, approximately 6.4% of our total revenues in the three fiscal quarters of 2022, approximately 7.1% of our total revenues in the third quarter of 2021 and approximately 6.9% of our total revenues in the three fiscal quarters of 2021 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $18.0 million in the three fiscal quarters of 2022.

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

During the quarterly period ended September 11, 2022, there were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program (2)
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #7 (June 20, 2022 to July 17, 2022)	1,179	$395.84	—	$606,437
Period #8 (July 18, 2022 to August 14, 2022)	225,466	390.83	223,822	518,966
Period #9 (August 15, 2022 to September 11, 2022)	268,114	406.66	266,967	410,358
Total	494,759	$399.42	490,789	$410,358

(1)

3,970 shares in the third quarter of 2022 were purchased as part of the Company’s employee stock payroll deduction plan. During the third quarter, the shares were purchased at an average price of $387.29.

(2)

On July 20, 2021, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. As of September 11, 2022, $410.4 million remained available for future purchases of the Company’s common stock under this share repurchase program.

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

DOMINO’S PIZZA, INC. (Registrant)
Date: October 13, 2022	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer (Principal Financial Officer)