Form 10-K
period 2023-01-01
DOMINOS PIZZA INC
filed 2023-02-23
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2023

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

Emerging growth company [ ]

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Domino’s Pizza, Inc. as of June 19, 2022 computed by reference to the closing price of Domino’s Pizza, Inc.’s common stock on the New York Stock Exchange on such date was $13,537,240,820.

As of February 16, 2023, Domino’s Pizza, Inc. had 35,419,653 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 25, 2023 are incorporated by reference into Part III.

Throughout this document, Domino’s Pizza, Inc. (NYSE: DPZ) is referred to as the “Company,” “Domino’s,” “Domino’s Pizza” or in the first-person notations of “we,” “us” and “our.”

In this document, we rely on and refer to information regarding the U.S. quick service restaurant, or QSR, sector and the U.S. QSR pizza category from CREST® ongoing foodservice market research (years ending December) prepared by The NPD Group, as well as market research reports, analyst reports and other publicly-available information. Although we believe this information to be reliable, we have not independently verified it. U.S. sales information relating to the U.S. QSR sector and the U.S. QSR pizza category represent reported consumer spending obtained by The NPD Group’s CREST® ongoing foodservice market research from consumer surveys. This information relates to both our Company-owned and franchised stores.

Part I

Item 1. Business.

Overview

Domino’s is the largest pizza company in the world with more than 19,800 locations in over 90 markets around the world as of January 1, 2023, and operates two distinct service models within its stores with a significant business in both delivery and carryout. Founded in 1960, we are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores through both the delivery and carryout service models. We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of January 1, 2023. Franchising enables an individual to be his or her own employer and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

The Domino’s business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties and fees to our franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s® brand marks. We also generate revenues and earnings by selling food, equipment and supplies to franchisees through our supply chain operations primarily in the U.S. and Canada and by operating a number of Company-owned stores in the United States. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling food and equipment to those sub-franchisees, as well as by running pizza stores. We believe that everyone in the system can benefit, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.

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

Our History

We have been selling quality, affordable food through both the carryout and delivery service models to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. Over the last 60 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.

Emphasis on technological innovation helped us achieve approximately two-thirds of all global retail sales in 2022 from digital channels. In the U.S., we have developed several innovative ordering platforms, including those for Google Home, Facebook Messenger, Apple Watch, Amazon Echo, Twitter and more.

Since 1998, the Company has been structured with a leveraged balance sheet and has completed a number of recapitalization transactions. As of January 1, 2023, the Company had $5.02 billion in total debt, which includes debt resulting from its recapitalization transactions completed in 2021, 2019, 2018, 2017 and 2015 (the “2021 Recapitalization,” “2019 Recapitalization,” “2018 Recapitalization,” “2017 Recapitalization” and the “2015 Recapitalization,” respectively, and collectively, the “2021, 2019, 2018, 2017 and 2015 Recapitalizations”).

Our Industry

The U.S. QSR pizza category is large and fragmented. From 2017 through 2022, the U.S. QSR pizza category has grown from $36.4 billion to $40.7 billion. It is the second-largest category within the $320.3 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carryout, with carryout and delivery comprising the two largest segments.

In the U.S., we compete in the delivery and carryout segments of the pizza industry, and we are the dollar market share leader for delivery and carryout among pizza QSRs. Delivery segment dollars of $17.3 billion in 2022 (up from $13.6 billion in 2017) account for approximately 43% of total U.S. consumer spend at pizza QSRs. The four industry leaders, including Domino’s, account for approximately 60% of U.S. pizza delivery, based on reported consumer spending, with the remaining dollars going to regional chains and independent establishments. From 2017 to 2022, the carryout segment grew from $16.4 billion to $18.9 billion. The four industry leaders, including Domino’s, account for approximately 50% of the U.S. carryout segment. (Source: The NPD Group/CREST®, year ending December 2022).

In contrast to the U.S., international pizza delivery is relatively underdeveloped, with only Domino’s and two other competitors having a significant global presence. We believe that demand for pizza delivery and pizza carryout is large and growing throughout the world, driven by international consumers’ increasing emphasis on convenience, and our proven success of 40 years of conducting business abroad.

Our Competition

The global pizza delivery and carryout segments, as well as the broader QSR sector, are highly competitive. In the U.S., we compete against regional and local companies as well as national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza®. Internationally, we compete primarily with Pizza Hut®, Papa John’s® and country-specific national, regional and local pizzerias. We generally compete on the basis of product quality, location, image, service, technology, convenience and price. Our business and those of our competitors can be affected by changes in consumer tastes, economic and health conditions, demographic trends, marketing, advertising, pricing and consumers’ disposable income. We also compete with other food, food delivery and order and delivery aggregation companies, which have continued to grow in size and scale in recent years. We compete not only for customers, but also for management and hourly employees, including store team members, drivers and qualified franchisees, as well as suitable real estate sites.

Our Customers

Our business is not dependent upon a single retail customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2022, 2021 or 2020. As of January 1, 2023, our largest franchisee based on store count, Domino’s Pizza Enterprises (DMP: ASX), operated 3,751 stores in 13 international markets, and accounted for 19% of our total store count. Revenues from this master franchisee accounted for 1.7% of our consolidated revenues in 2022. Our international franchise segment only requires a modest amount of general and administrative expenses to support its markets and does not have a cost of sales component. Therefore, the vast majority of these royalty revenues result in profits to us.

Our Menu

We offer a menu designed to present an attractive, quality offering to customers, while keeping it simple enough to minimize operational complexity and expedite order-taking and food preparation. Our basic menu features pizza products with varying sizes and crust types. Our typical store also offers oven-baked sandwiches, pasta, boneless chicken and chicken wings, bread and dips side items, desserts and soft drink products. International markets vary toppings by country and culture, such as the Paratha Pizza in India, Durian Pizza in China or the Octopus Bomb Shrimp in Korea, featuring shrimp, octopus, vegetables, feta cream and horseradish sauce.

Store Image and Operations

We have delivered pizza for over 60 years, and we also emphasize carryout as a significant component of our business. The majority of our U.S. and international stores are constructed in the carryout-friendly Pizza Theater design. Many of these stores offer casual seating and enable customers to watch the preparation of their orders, but do not offer a full-service dine-in experience. As a result, our stores generally do not require expensive restaurant facilities and staffing.

Our Business Segments

We operate, and report, three business segments: U.S. stores, international franchise and supply chain.

U.S. Stores

During 2022, our U.S. stores segment accounted for $1.49 billion, or 33%, of our consolidated revenues. Our U.S. stores segment consists primarily of our franchise operations, which consisted of 6,400 franchised stores located in the United States as of January 1, 2023. We also operated a network of 286 U.S. Company-owned stores as of January 1, 2023.

Directly operating Domino’s stores contributes significantly to our ability to act as a credible franchisor. We also use our Company-owned stores as test sites for technological innovation and promotions as well as operational improvements. We also use them for training new store managers and operations team members, as well as developing prospective franchisees. While we are primarily a franchised business, we continuously evaluate our mix of U.S. Company-owned and franchised stores. As of January 1, 2023, franchised stores represented approximately 96% of our total store count within our U.S. stores segment.

U.S. Franchise Profile

As of January 1, 2023, our network of 6,400 U.S. franchise stores was owned and operated by 725 independent U.S. franchisees. Our franchise formula enables franchisees to benefit from our brand recognition with a relatively low initial capital investment. As of January 1, 2023, the average U.S. franchisee owned and operated approximately nine stores and had been in our franchise system for over 17 years. Additionally, 22 of our U.S. franchisees operated more than 50 stores (including our largest U.S. franchisee who operated 162 stores) and 204 of our U.S. franchisees each operated one store as of January 1, 2023.

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

U.S. Franchise Agreements

We enter into franchise agreements with U.S. franchisees under which the franchisee is generally granted the right to operate a store in a particular location for a term of ten years, with an ability to renew for an additional term of ten years. We had a franchise agreement renewal rate of approximately 99% in 2022. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchised store. Each franchisee is generally required to pay a 5.5% royalty fee on sales, as well as certain technology fees. In certain instances, we will collect lower rates based on certain incentives.

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

We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee’s failure to adhere to the Company’s franchise agreement, failure to make required payments or failure to adhere to specified Company policies and standards.

International Franchise

During 2022, our international franchise segment accounted for $295.0 million, or 6%, of our consolidated revenues. This segment is comprised of a network of franchised stores in over 90 international markets. As of January 1, 2023, we had 13,194 international franchise stores. The principal sources of revenues from those operations are royalty payments generated by retail sales from franchised stores, as well as certain technology fees.

Our international franchisees employ our basic standard operating model and adapt it to satisfy the local eating habits and consumer preferences of various regions outside the U.S. Currently, the vast majority of our international stores operate under master franchise agreements.

We believe that Domino’s appeals to potential international franchisees because of our recognized brand name and technological leadership, the moderate capital expenditures required to open and operate the stores and the system’s desirable store-level profitability. Stores in seven of our ten largest international markets in terms of store count are operated by master franchise companies that are publicly traded on stock exchanges as noted in the below table. The following table shows our store count as of January 1, 2023 in our ten largest international markets, which accounted for approximately 63% of our international stores as of that date.

Market	Number of stores
India (JUBLFOOD: NS)	1,758
United Kingdom (DOM: L)	1,197
Japan (DMP: ASX)	957
Mexico (ALSEA: MX)	842
Australia (DMP: ASX)	756
Turkey (DPEU: L)	650
China	589
Canada	585
France (DMP: ASX)	487
South Korea	480

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

International Master Franchise and Other Agreements

Our international master franchise agreements generally grant the franchisee exclusive rights to develop and sub-franchise stores, and the right to operate supply chain centers in particular geographic areas. Agreements are generally for a term of ten years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time franchise fee as well as an additional franchise fee upon the opening of each new store. The master franchisee is also required to pay a continuing royalty fee as a percentage of sales, which varies among international markets and may also differ based on certain incentives and concessions, and averaged approximately 3.0% in 2022. We also have agreements with certain of our international master franchisees with respect to certain technology fees.

Supply Chain

During 2022, our supply chain segment accounted for $2.75 billion, or 61%, of our consolidated revenues. In the U.S., we operate 22 regional dough manufacturing and supply chain centers, two thin crust manufacturing facilities, one vegetable processing center and one center providing equipment and supplies to our U.S. and certain international stores. We also operate five dough manufacturing and supply chain centers in Canada. We plan to continue investing in supply chain productivity initiatives in the future. Our supply chain segment leases a fleet of more than 1,000 tractors and trailers. Our centers produce fresh dough and purchase, receive, store and deliver quality food and other complementary items to substantially all of our U.S. stores and most of our Canadian franchised stores. We regularly supply over 7,200 stores with various food and supplies.

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

Cheese is our largest food cost. The price we charge to our U.S. franchisees for cheese is formula-based, with the Chicago Mercantile Exchange cheddar block price as the primary component, plus a supply chain markup. As cheese prices fluctuate, our revenues and margin percentages in our supply chain segment also fluctuate; however, actual supply chain dollar margins remain unchanged. We currently purchase our U.S. pizza cheese from a single supplier. Under our September 2017 agreement which expires in September 2024, our U.S. supplier agreed to provide the Company with an uninterrupted supply of cheese and the Company agreed to purchase all of its U.S. pizza cheese from this supplier. While we expect to meet the terms of this agreement, if we do not, we will be required to repay certain negotiated cost savings as provided in the agreement. The majority of our meat toppings in the U.S. come from a single supplier under a contract that, as extended, expires at the end of February 2023. We are actively negotiating a new contract with this supplier and we do not anticipate any significant impacts to our supply following the expiration of our current extension. We have the right to terminate these arrangements for quality failures and for certain uncured breaches. We have entered into a multi-year agreement with Coca-Cola® for the U.S. This contract, renegotiated in June 2019 and amended in January 2023, provides for Coca-Cola to continue to be our exclusive beverage supplier and expires on December 31, 2023 or at such time as a minimum number of cases of Coca-Cola products are purchased by Domino’s, whichever occurs later.

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

Our Strengths

Strong Brand Equity

We are the largest pizza company in the world and we believe our Domino’s brand is one of the most widely-recognized consumer brands in the world. We are the recognized world leader in pizza delivery and, in the U.S., we are also the market share leader in carryout. We believe consumers associate our brand with the timely delivery of quality, affordable food and technological innovation. Over the past five years, our U.S. franchise and Company-owned stores have invested an estimated $2.6 billion in national, co-operative and local advertising. Our international franchisees also invest significant amounts in advertising efforts in their markets. We continue to reinforce our brand with extensive advertising through various media channels.

We are the number one pizza delivery company in the U.S. with approximately 32% share of delivery dollars at pizza QSRs, based on consumer spending data for the year ending December 2022. For the same period, we are also leading in carryout with approximately 19% share of carryout/drive-thru QSR pizza consumer spending (Source: The NPD Group/CREST®, year ending December 2022). With 6,686 stores located in the U.S., our store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and marketing investments. We believe our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery. Outside the U.S., we have significant market share positions in many of the markets in which we compete.

Strong and Proven Business Model

Our business model generates U.S. and international franchise royalties and fees, supply chain revenue and retail sales at Company-owned stores. We have developed this model over our many years of operation, and it is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and historically has generated strong demand for new stores. Over the past ten years, average U.S. store profitability in the Domino’s system has increased meaningfully, resulting in higher profitability for our franchise owners. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty and fee payments and through supply chain revenues.

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

Our menu simplifies and streamlines production and delivery processes and maximizes economies of scale on purchases of our principal food items. In addition, our stores, including those in our Pizza Theater image, are generally smaller and less expensive to build, furnish and maintain as compared to many other restaurant concepts, and they create a positive experience for our carryout customers. The combination of this efficient store model and strong sales volume has resulted in strong store-level economics and, we believe, makes Domino’s an attractive business opportunity for existing and prospective franchisees around the world. We and our franchisees are continuing to focus on growing our global store count. In recent years, we have focused specifically on increasing our presence in our existing markets to provide better service to our customers, including condensing our delivery areas to provide better delivery service and adding locations that are closer to our carryout customers. We call this approach our fortressing strategy.

We believe our store financial returns have led to a strong, well-diversified franchise system. This established franchise system has produced strong cash flows and earnings for us, enabling us to invest in the Domino’s brand, stores, technology and supply chain centers, pay dividends, repurchase and retire shares of our common stock and service our debt obligations.

Technological Innovation

Technological innovation is vital to our brand and our long-term success, and digital ordering is critical to competing in the global pizza and broader QSR industries. Emphasis on technological innovation helped us achieve approximately two-thirds of global retail sales in 2022 from digital channels. In the U.S., we have developed several innovative ordering platforms, including those for Google Home, Facebook Messenger, Apple Watch, Amazon Echo, Twitter and more. We have also added GPS to our Domino’s Tracker, which allows customers to monitor the progress of their food, from the preparation stages to the time it is in the oven to the time it arrives at their doors.

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

This improved functionality has been developed to work seamlessly with our Domino’s PULSE™ point-of-sale system. Our Domino’s PULSE system is designed to drive operating efficiencies for our franchisees and our corporate management and assist franchisees in independently managing their business. As of January 1, 2023, Domino’s PULSE is being used in every Company-owned and franchised store in the U.S. and in approximately 79% of our international stores. We believe utilizing Domino’s PULSE with our integrated technology solutions throughout our system provides us with competitive advantages over other concepts. We intend to continue to enhance and grow our online ordering, digital marketing and technological capabilities.

Product Innovation

We believe our core hand-tossed pizza recipe has contributed to long-term growth in customer reorder rates, consumer traffic and increased sales. This recipe is now in use in other markets around the world. Our more than 60 years of innovation have resulted in numerous new product developments. Product innovation is also present in our global markets, where our master franchisees have the ability to recommend products to suit their local market tastes. Products can range from simple to indulgent, including the Cheese Fondue Fire Meat in Japan (cheese, tomato and truffle cream sauce, barbecue pork, bacon and vegetables) and the Saumoneta in France (light cream, potatoes, onions, smoked salmon and dill).

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

Human Capital

As of January 1, 2023, we had approximately 11,000 employees, including approximately 6,600 employees supporting our U.S. Company-owned stores and U.S. franchise operations (our U.S. stores segment), approximately 3,300 employees supporting our U.S. and Canadian supply chain operations (our supply chain segment), approximately 100 employees supporting our international franchise operations (our international franchise segment) and approximately 1,000 corporate employees. Approximately 4,500 of our employees are part-time and approximately 6,500 are full-time equivalent. Our franchisees are independent business owners, so their employees are not our employees and therefore are not included in our employee count. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Domino’s offers a comprehensive benefits package to eligible team members, including several benefits designed to promote an inclusive workplace like paid parental leaves, adoption support, discounted childcare tuition, and health plans that are available to dependents, spouses and domestic partners and include fertility and gender transition support. We also offer eligible team members a 401(k) plan, education assistance, access to financial education, a back-up childcare network and access to legal assistance.

Beyond basic insurance programs, Domino’s offers other wellness services to help team members participating in our health plan manage and optimize their health. These no-cost programs include smoking cessation, diabetes and hypertension management, at-home physical therapy for such team members, in addition to emotional support through Domino’s team member assistance program for all part-time and full-time team members and their dependents. Additionally, we provide up to 40 hours per year of sick time for all part-time and full-time team members, with no waiting period for our part-time team members who begin accruing sick pay on their first day of hire, and access to an outside wellness platform featuring 4,000+ videos on topics like mindfulness, exercise, nutrition, sleep, and financial well-being.

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

Our success will continue to depend on our ability to attract and retain qualified personnel to operate our stores, dough manufacturing and supply chain centers and international operations. In certain periods of 2022, we experienced labor shortages affecting store hours and staffing levels in many of our markets which contributed to lower order counts. To continue to strengthen our ability to attract and retain talent to ensure we have appropriate staffing to operate our stores and supply chain centers, we have launched a new Applicant Tracking System and have made continued investments in frontline team member wage rates in our U.S. Company-owned stores and supply chain centers. On an annual basis, we also review scores for our team member engagement and culture surveys to identify strengths and opportunities for our brand.

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

Inclusion and Diversity Efforts

“Do the Right Thing” and “Put People First” are two of our core values at Domino’s. From those two values our Inclusion and Diversity mission was launched, and we have been relentless in our commitment to building and strengthening our culture every day. Our mission is to foster a more diverse, highly engaged workforce that sees our Company as the employer of choice and is representative of the communities we serve. We want our team members to feel comfortable bringing their unique experiences and diverse backgrounds to discussions where they can share, learn and listen together enabled by conscious inclusion practices and our leadership competencies.

Domino’s is focused on building an inclusive culture that welcomes, seeks to understand and values everyone’s whole self. Our Inclusion and Diversity efforts have been crafted with a strategic framework that encompasses three pillars:

Workforce – focused on the diversity of our workforce at all levels of the organization.

Workplace – focused on ensuring that our Company-owned stores, offices and supply chains are inclusive.

Marketplace – focused on ensuring our brand reaches and is relevant to all consumers.

As part our workplace initiatives, we provide leadership and funding to support team members in participating in Employee Resource Groups (“ERGs”). We currently have ERGs representing the Black, Hispanic and LGBTQ communities, as well as women in the workforce and individuals with disabilities, with potentially more to come based on team member interest. We also make available to our eligible team members several benefits designed to promote an inclusive workplace like paid parental leaves, adoption support, discounted childcare tuition and health plans that are available to dependents, spouses and domestic partners and include fertility and gender transition support.

Corporate Stewardship

Our vision for stewardship is for Domino’s to deliver the power of possible every day for the communities we serve, our people and the planet. We drafted this inaugural stewardship vision, with notable goals and objectives to drive change in the years and decades to come, and with pillars that ladder up to that vision and our underlying long-term goals. We have continued our efforts to better understand our environmental and social impacts.

We engaged outside experts to measure and quantify our environmental footprint, and identify opportunities to improve. With the help of these experts, we have conducted a materiality assessment, connected with key stakeholders inside and outside of the company and developed a baseline report for our carbon, water and land use footprint in the U.S. We have set two significant commitments on greenhouse gas emissions, including a commitment to set and reach Science Based Targets by 2032 and achieve net zero carbon emissions by 2050. We also continue to highlight important stewardship topics with consumers, including our recent efforts to promote the ability to recycle pizza boxes throughout the U.S. We also launched a fleet of electric vehicles in 2022 as part of an initiative to solve a business need with a solution that is also good for the planet.

Domino’s also has a long history of caring for the communities we serve. Our national philanthropic partner is St. Jude Children’s Research Hospital®, which is internationally recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national consumer fundraising campaign called St. Jude Thanks and Giving®, the Domino’s system has contributed $109.2 million to St. Jude since our partnership began in 2004, including raising $13.3 million in 2022. We have committed to a 10-year, $100 million campaign to raise funds to build Domino’s Village at St. Jude, a planned housing complex that will accommodate up to 140 patient families during long-term stays at the hospital.

We also support the Domino’s Pizza Partners Foundation (the “Partners Foundation”). Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Primarily funded by team member and franchise contributions, the Partners Foundation is a separate, not-for-profit organization that has disbursed over $11.3 million over the past five years. The Partners Foundation is committed to meeting the needs of Domino’s team members facing crisis situations, such as fire, illness, natural disasters or other personal tragedies.

Additionally, in 2020, Domino’s announced a pledge of $3.0 million to support the Black community in the U.S., including $1.0 million to create the Company’s first Black Franchisee Opportunity Fund.

You can find more information about our initiatives and read our 2022 Corporate Stewardship Report, which includes both Sustainability Accounting Standards Board (SASB) and Global Reporting Initiative (GRI) indexed tables, at stewardship.dominos.com. The information included in our Corporate Stewardship Report is not incorporated by reference herein and should not be considered a part of this document.

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

We are also subject to the Fair Labor Standards Act and various other federal and state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain personnel. A significant number of both our and our franchisees’ food service personnel are paid at rates related to the applicable minimum wage, and past increases in the minimum wage have increased labor costs, as would future increases.

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

Privacy and Data Protection

We are subject to a number of privacy and data protection laws and regulations both in the U.S. and globally. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increase in attention given to privacy and data protection issues with the potential to directly affect our business. This includes recently-enacted laws and regulations in the U.S. and internationally requiring notification to individuals and government authorities of security breaches involving certain categories of personal information. Any changes in privacy or data protection laws or regulations could also impact our marketing techniques and could change our marketing strategies. We have a privacy policy posted on our website at dominos.com. The security of our financial data, customer information and other personal information is a priority for us.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2022, there were no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in 2023.

Available Information

The Company makes available, free of charge, through its internet website ir.dominos.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a), 15(d), or 16 of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. Materials filed with the Securities and Exchange Commission are available at sec.gov. Retail orders from Domino’s stores can be made through its website dominos.com. The reference to these website addresses anywhere in this Annual Report on Form 10-K (the “Form 10-K”) does not constitute incorporation by reference of the information contained on the websites and information appearing on those websites, including ir.dominos.com, stewardship.dominos.com and dominos.com, should not be considered a part of this document.

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

Business, Operational and Industry Risks

The quick service restaurant (“QSR”) pizza category and the food service and food delivery markets in general are highly competitive and such competition could adversely affect our operating results.

In the U.S., we compete primarily against regional and local companies as well as national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza®. Internationally, we compete primarily with Pizza Hut®, Papa John’s® and country-specific national, regional and local companies. We may experience increased competition from existing or new companies in the delivery and carryout pizza categories, in addition to competition from order and delivery aggregators both in the pizza category and more broadly, that may create increasing pressures to grow our business in order to maintain our market share. Competition for both customers and drivers from these order and delivery aggregators and other food delivery services has substantially increased as order and delivery aggregators have continued to grow in size and scale. Additionally, we face competition from the supermarket industry and meal kit and food delivery providers, with the improvement of prepared food and meal kit offerings, expansion in meal delivery platforms and services and the trend towards convergence in grocery, deli, retail and restaurant services.

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

We compete within the food service market and the QSR market not only for customers, but also for management and hourly employees, including store team members, drivers and qualified franchisees, as well as suitable real estate sites. We and our franchisees have faced an increasingly competitive labor market due to sustained labor shortages and increased turnover resulting in part from the ongoing COVID-19 pandemic which has caused us and our franchisees to in certain cases reduce store hours and delay store openings, and has in the past prevented us from running promotions, which has impacted our sales, service levels and customer acquisition and experience and could ultimately impact our growth and competitive position. Our success is also dependent in large part upon our ability to maintain and enhance the goodwill and reputation of our brand, our customers’ connection to our brand, and a positive relationship with our franchisees and the communities in which we and our franchisees operate.

Our supply chain segment is also subject to competition from outside suppliers. While substantially all U.S. franchisees purchased food, equipment and supplies from us in 2022, U.S. franchisees are not required to purchase food, equipment or supplies from us and they may choose to purchase from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our U.S. supply chain centers, our financial condition, business and results of operations would be adversely affected.

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

A significant component of our growth strategy includes the opening of new U.S. (both Company-owned as well as franchised stores) and international franchised stores. We and our franchisees face many challenges in opening new stores, including, among others:

•
construction, permitting or development delays, including those relating to the ongoing COVID-19 pandemic;
•
employment and training of qualified personnel, including availability of store team members;
•
selection and availability of suitable new store sites and the ability to renew leases in quality locations;
•
availability and negotiation of leases and financing with acceptable terms;
•
securing required U.S. or foreign governmental permits, licenses and approvals; and
•
general economic and business conditions, including increases in food costs and labor costs which could impact profitability and demand for new stores.

The opening of additional franchise stores also depends, in part, upon the availability of prospective franchisees who meet our criteria, the ability of these franchisees to attract and retain qualified personnel and their desire to open new stores. Our failure to add a significant number of new stores would adversely affect our ability to increase revenues and operating income. Additionally, our growth strategy and the success of new stores depend in large part on the availability of suitable store sites and leases. We and our franchisees are currently planning to expand our U.S. and international operations in many of the markets where we currently operate and in select new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. In addition, we expect to continue our strategy of building additional stores in markets and regions where we have existing stores, a strategy we refer to as “fortressing,” which may negatively impact sales at existing stores. Therefore, as we continue to expand, we or our franchisees may not experience the gross margins we expect, our results of operations may be negatively impacted, and our stock price may decline. Additionally, we have an equity investment in DPC Dash Ltd (“DPC Dash”), as further discussed elsewhere in this report. Through its subsidiaries, DPC Dash serves as the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. These types of investments are inherently risky. If DPC Dash does not succeed or is unable to successfully execute its growth strategy, we may be forced to record impairment charges and could lose some or all of our investment.

As part of our growth strategy, we may decide to increase or decrease the number of Company-owned stores, either by refranchising existing Company-owned stores or by purchasing existing franchised stores, as we have done in the past. Our failure to successfully execute these transactions could have an adverse effect on our operating results and could cause our stock price to decline.

Increases in food, labor and other costs, labor shortages or negative economic conditions could adversely affect our profitability and operating results.

Given the inflation rates in fiscal 2022, which we anticipate may continue, there has been and may continue to be significant increases in food costs and labor costs which have impacted and could further impact our profitability and that of our franchisees and which could impact the opening of new U.S. and international franchised stores and adversely affect our operating results. Inflationary pressures may also impact the discretionary purchasing power of our customers, especially customers with less disposable income or for whom discretionary spending represents a smaller portion of their disposable income, resulting in decreased demand for our products. Matters having a broad global economic impact may also significantly impact particular costs, such as the ongoing Russia-Ukraine conflict’s impact on our transportation and energy costs. We have experienced increased labor shortages at many of our stores and supply chain centers and our franchisees have experienced similar labor shortages at their stores. While there historically has been some level of ordinary course turnover of employees, the ongoing COVID-19 pandemic and resulting actions and impacts have exacerbated labor shortages and increased turnover. Labor shortages and increased turnover rates within our team members and the employees of our franchisees have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain team members and could negatively affect our and our franchisees’ ability to efficiently operate our respective businesses and result in a negative impact on service and customer experience. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs, increased transportation costs and increased energy costs may adversely affect our operating costs and profitability and those of our franchisees and could result in menu price increases, which could impact consumer demand. An economic environment characterized by high unemployment, rising interest rates, cautious consumer spending, or changes in consumer practices due to a possible recession could also impact consumer spending or demand and our operating results. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees and to the extent we were to raise menu prices to offset these costs, could result in decreased consumer demand, sales and profitability.

Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. For example, we have experienced increased volatility in prices for some ingredients in recent years and during the ongoing COVID-19 pandemic, which may continue even if the pandemic recedes. Cheese is a significant cost to us, representing approximately 25% of the market basket purchased by our Company-owned stores.

Additionally, while we strive to engage in a competitive bidding process for our ingredients, because certain of these ingredients, including meat products, may only be available from a limited number of vendors, we may not always be able to do so effectively. Furthermore, if we need to seek new suppliers, including as a result of expiration of existing supply agreements, we may be subject to pricing or other terms less favorable to us than those reflected in our current supply arrangements. Labor costs are largely a function of the minimum wage for a majority of our store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. In addition to the increases in labor costs described above, several jurisdictions in which we and our franchisees operate have recently approved minimum wage increases. Federal, state and local proposals that increase minimum wage requirements or mandate other employee matters could, to the extent implemented, materially increase labor and other costs. As more jurisdictions implement minimum wage increases, we expect that labor costs will continue to increase. For example, labor and regulatory compliance costs could be adversely impacted as a result of California Assembly Bill No. 257, the Fast Food Accountability and Standards Recovery Act (“FAST Act”), which was signed into law in September 2022. The FAST Act, which is currently subject to a referendum campaign, authorizes the creation of a council to set minimum standards for workers in the industry, including for wages, working hours and other health and safety conditions. The implementation of the FAST Act could result in increased labor cost at franchised restaurants in California, thereby potentially impacting their profitability. Further, this bill could prompt similar legislation in other states or localities. The advent of legislation aimed at predictive scheduling may impact labor for our stores and our franchisees’ stores. Additionally, while we do not currently have any unionized employees, certain employees of other companies in our industry have recently become unionized. If a significant portion of our employees were to become unionized, our labor costs could increase and our business could be negatively affected by other union requirements that increase our costs, disrupt our business, reduce our flexibility and impact our employee culture. Further, our responses to any union organizing efforts could negatively impact how our brand is perceived. Labor costs and food costs, including cheese, generally represent approximately 55% to 65% of the sales at a typical Company-owned store.

Worldwide economic activity has been and is expected to continue to be adversely affected by the ongoing COVID-19 pandemic, the scale and scope of which is ultimately unknown, which could adversely affect our business, financial condition and results of operations.

The ongoing global COVID-19 pandemic continues to impact worldwide economic activity and create uncertainty. A public health pandemic such as COVID-19 poses the risk that we and/or our employees, franchisees, supply chain centers, suppliers, customers and other partners may be prevented from, or be limited in, conducting business activities for an indefinite period of time, including due to restrictions that have been or may be suggested or mandated by governmental authorities, or due to the impact of the disease itself on a business’ workforces. In response to governmental requirements, we and our franchisees have in the past implemented a number of measures, including, among others, temporarily closing certain stores, modifying stores’ hours and closing locations to in-store dining. We continue to monitor ongoing developments, and future potential federal, state or local COVID-19-related mandates could materially impact our results, including due to additional compliance costs as a result of any imposed mandate. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business going forward, the continued spread of the virus and the measures taken in response have in the past disrupted, and in the future may disrupt, our operations and could disrupt our supply chain, which could adversely impact our business, financial condition and results of operations. The COVID-19 pandemic and mitigation measures have also impacted global economic conditions, which could have an adverse effect on our business and financial condition. The Company’s sales and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including inflation, changes to consumer demand, availability of labor or other changes. While the Company has seen an increase in sales in certain markets, including within the U.S., at times during the COVID-19 pandemic, including increased sales related to heightened reliance on delivery and carryout businesses, future sales and same store sales are not possible to estimate and it is unclear whether and to what extent sales will return to more normalized levels or lessen if and when consumer behavior and general economic and business activity return to pre-pandemic levels. The significance of the operational and financial impact to the Company will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be.

Shortages, interruptions or disruptions in the supply or delivery of fresh food products and store equipment could adversely affect our operating results.

We and our franchisees are dependent on frequent deliveries of food products that meet our specifications as well as adequate supply of store equipment. We have single suppliers or a limited number of suppliers for certain of our ingredients, including pizza cheese and meat toppings. While we believe there are adequate reserve quantities and potential alternative suppliers, shortages, interruptions, or disruptions in the supply of food products and store equipment caused by increased demand, capacity constraints, expiration of existing agreements, problems in production or distribution, product recalls, financial or other difficulties of suppliers, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients and equipment. We have in the past experienced disruptions within our supply chain resulting from, among other things, capacity, volume, systems, staffing, operational and COVID-19-related challenges and may experience such supply chain disruptions again in the future, which could materially and adversely affect our business and operational results. Additionally, the effects of climate change could increase the frequency and duration of weather impacts on our operations and could adversely affect our operating results.

The food service market is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may reduce the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes, international, national, regional and local economic conditions, marketing, advertising, pricing, including both price increases and discounting, and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as healthier, or consumers shift away from delivery or carryout food, our business and operating results would be harmed. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do. The preferences of customers also may change as a result of advances in technology or alternative delivery methods or channels. If we are not able to respond to these changes, or our competitors respond to these changes more effectively than us, our business and operating results could be adversely affected.

Reports of product contamination, food-borne illness or food tampering or other events which may impact our reputation may reduce sales and harm our business.

Reports, whether true or not, of product contamination, food-borne illnesses (such as E. coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the QSR market and could in the future as well. These events could occur both at the store and supply chain center levels. If such an event was to occur, we may not be able to respond to it quickly and effectively. The potential for acts of terrorism affecting our global food supply also exists and, if such an event occurs, could have a negative impact on us and could severely hurt sales and profits. In addition, our reputation is an important asset; as a result, anything that damages our reputation could immediately and severely affect our sales and profits. Further, a boycott or other campaign critical of us, through social media or otherwise, could negatively impact our brand’s reputation and, consequently, sales. Media reports of product contamination, illnesses and injuries, whether accurate or not, could force some stores to close or otherwise reduce sales at such stores. Moreover, as further described below, social media has dramatically increased the rate at which negative publicity, including as it relates to food-borne illness, can be disseminated before there is any meaningful opportunity to respond to or address an issue. Even reports of food-borne illnesses or food tampering occurring solely at the restaurants of competitors could, by resulting in negative publicity about the restaurant industry in general, adversely affect us on a local, regional, national or international basis. Our international operations expose us to further risk as our master franchisees are responsible for obtaining their own supply of food and equipment, subject to their compliance with our quality standards. A decrease in sales due to these health concerns, any negative publicity or as a result of the closure of any Domino’s stores could adversely affect our results of operations.

We do not have long-term contracts with certain of our suppliers, or have contracts which are set to expire, and as a result they could seek to significantly increase prices or fail to deliver.

We do not have long-term contracts or arrangements, or have contracts which are set to expire, with certain of our suppliers. Although in the past we have not experienced significant problems with our suppliers, our suppliers may implement significant price increases or may not meet our requirements, including those that may result from increases in volume, in a timely fashion or at all. The occurrence of any of the foregoing could have a material adverse effect on the ability of our supply chain centers to deliver necessary products to our stores and those of our franchisees and on our results of operations.

Any prolonged disruption in the operations of any of our dough manufacturing and supply chain centers could harm our business.

In the U.S., we operate 22 regional dough manufacturing and supply chain centers, two thin crust manufacturing facilities, one vegetable processing center and one center providing equipment and supplies to our U.S. and certain international stores. We also operate five dough manufacturing and supply chain centers in Canada. We plan to continue investing in supply chain productivity initiatives in the future. Our U.S. dough manufacturing and supply chain centers service all of our Company-owned and substantially all of our U.S. franchise stores. As a result, any prolonged disruption in the operations of any of these facilities, whether due to technical, systems, operational or labor difficulties, destruction or damage to the facility, real estate issues, limited capacity or other reasons, or our failure to successfully increase capacity and open new centers, could adversely affect our business and operating results.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.

The use of social media platforms and other consumer-oriented technologies has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. Negative publicity related to our food products, operations, or stores or related to our operations or actions by our executives, team members or franchisees and their team members or others perceived to be associated with our brand could harm our business, brand, reputation, marketing partners, financial condition and results of operations, regardless of the accuracy of such negative publicity. Failure to use or respond to social media campaigns effectively could lead to a decline in brand value and revenue.

Our success depends in part upon effective advertising, and lower advertising funds may reduce our ability to adequately market the Domino’s Pizza brand.

We have been routinely named a Leading National Advertiser by Advertising Age and our success depends in part on continued effective advertising. Each Domino’s store located in the U.S. is obligated to contribute 6% of its sales to DNAF, which uses such fees for national advertising in addition to contributions for local market-level advertising. We currently anticipate that this 6% obligation will remain in place for the foreseeable future, though the actual contribution rate could be lower in certain instances due to certain incentives and waivers. While additional funds for advertising in the past have been provided by us, our franchisees and other third parties, none of these additional funds are legally required. The lack of continued financial support for advertising activities could significantly curtail our marketing efforts, which may in turn affect our business and our operating results.

Loss of key employees or our inability to attract and retain new qualified employees could hurt our business and inhibit our ability to operate and grow successfully.

Our success in the highly competitive pizza delivery and carryout business will continue to depend to a significant extent on our leadership team and other key management personnel. Although we have entered into employment agreements with Russell J. Weiner and Joseph H. Jordan, each of these executives may terminate his agreement on ninety days’ notice. Our other executive officers may terminate their employment pursuant to their employment agreements at any time. As a result, we may not be able to retain our executive officers and key personnel or attract additional qualified management.

While we do not have long-term employment agreements with our executive officers, for all of our executive officers we have non-compete and non-solicitation agreements that extend for 24 months following the termination of such executive officer’s employment, although the FTC has proposed a new rule that would ban the use of non-compete agreements. Our success will also continue to depend on our ability to attract and retain qualified personnel to operate our stores, dough manufacturing and supply chain centers and international operations. The loss of these employees or our inability to recruit and retain qualified personnel, including general managers or other store-level team members, or our inability to adequately respond to changes in the labor market, could adversely affect our operating results. Changes we make to our current and future work environments may not meet the needs or expectations of our employees and may be perceived as less favorable compared to other companies' policies, which could negatively impact our ability to hire and retain qualified personnel.

Our international operations subject us to additional risk. Such risks and costs may differ in each country in which we and our franchisees do business and may cause our profitability to decline due to increased costs.

We conduct a significant and growing portion of our business outside the U.S. Our financial condition and results of operations may be adversely affected if global markets in which our franchised stores compete are affected by changes in political, economic or other factors. These factors, many over which neither we nor our master franchisees have control, may include both internal and external factors including:

•
recessionary or expansive trends in international markets and global markets and economic downturns;
•
changing labor conditions and difficulties in staffing and managing our foreign operations;
•

increases in the taxes we pay and other changes in applicable tax laws both in the U.S. and globally;
•
tariffs and trade barriers or foreign policy changes;
•
legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;
•
changes in inflation rates or foreign exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;
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
•
national and international conflicts, sanctions, acts of war or terrorist acts;
•
increases in anti-American sentiment and the identification of Domino’s as an American brand; and
•
political and economic instability and uncertainty around the world.

Our earnings and business growth strategy depend on the success of our franchisees, and we may be harmed by actions taken by our franchisees, or employees of our franchisees, that are outside of our control.

A significant portion of our earnings comes from royalties and fees generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide tools that franchisees can consider using in training their employees, but the quality of franchise store operations and our brand and branded products may be diminished by numerous factors beyond our control. Consequently, franchisees may not operate stores in a manner consistent with our standards and requirements or they or their employees may take other actions that adversely affect the value of our brand. In such event, our business and reputation may suffer, and as a result our revenues and stock price could decline. Our success also depends in part on continuing positive relationships with our franchisees (and positive relationships between our international master franchisees and their corresponding sub-franchisees) and if those relationships were to deteriorate, our revenues and stock price could decline. While we try to ensure that franchisees maintain the quality of the Domino’s brand and branded products and comply with their franchise agreements, franchisees may take actions that adversely affect the value of our intellectual property or reputation or that are inconsistent with their contractual obligations. Although our franchise arrangements permit the applicable franchisor to terminate a franchise agreement under certain circumstances, including the failure by franchisees to uphold product or operating standards, there can be no assurance that such remedy will be available or sufficient to prevent harm to our brand and protect our intellectual property.

As of January 1, 2023, we had 725 U.S. franchisees operating 6,400 U.S. stores. As of that same date, 22 of these franchisees each owned and operated more than 50 U.S. stores, including our largest U.S. franchisee who owned and operated 162 stores and the average U.S. franchisee owned and operated approximately nine stores. Our international master franchisees are generally responsible for the development of significantly more stores than our U.S. franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our U.S. operations. As of January 1, 2023, our largest international master franchisee operated 3,751 stores in 13 markets, which accounted for approximately 28% of our total international store count. Our U.S. and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brand and branded products and believe that they are very important to our business. We rely on a combination of trademarks, copyrights, domain names, patents, trade secrets and similar intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks in order to capitalize on our name recognition, increase brand awareness and further develop our branded products in both U.S. and international markets. We have registered certain trademarks and have other trademark applications pending in the U.S. and foreign jurisdictions. Not all of the trademarks or domain names that we currently use or contemplate using have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for “Domino’s” or similar marks in countries where Domino’s has not registered its brand for reasons including lack of presence by the brand where actual use is required to obtain trademark registration. Accordingly, we may not be able to adequately protect our trademarks everywhere in the world and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. All of the steps we have taken to protect our intellectual property globally may not be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. We may, from time to time, be required to institute or defend litigation to enforce our intellectual property rights, or to protect our trade secrets. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights.

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

The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with customers, franchisees and employees, private data exposure, including payment card or other financial data, public relations impact and regulatory fines. In addition to maintaining insurance coverage to address cyber incidents, we have also implemented processes, procedures and controls to help mitigate these risks. However, our cyber insurance coverage may not fully cover all of the costs associated with a cyber incident and these measures, as well as our increased awareness of the risk of a cyber incident, do not guarantee that our reputation and financial results will not be materially and adversely affected by such an incident.

Our and our franchisees’ operations depend upon our ability and the ability of franchisees, third-party service providers and the service providers of those third parties (as well as franchisees’ third-party service providers and the service providers of those third parties), to protect computer equipment and systems against damage from theft, fire, power loss, telecommunications failure and other catastrophic or unanticipated events, as well as internal and external security incidents, viruses, denial-of-service attacks, phishing attacks, ransomware attacks and other intentional or unintentional disruptions. A significant portion of our retail sales depends on the continuing operation of our information technology and communications systems, including Domino’s PULSE™, our online and mobile ordering platforms and our credit card processing systems. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, a compromise in our security or other unanticipated problems has at times in the past and in the future could result in interruptions to or delays in our and our franchisees’ operations, and some of our systems are not fully redundant. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in service.

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

Additionally, we have seen a significant increase in remote working that, particularly in light of such remote working continuing for an extended period of time, could exacerbate certain risks to our business, including an increased risk of cyber incidents and improper dissemination of personal or confidential information.

Because we and our franchisees accept electronic forms of payment from customers including credit cards, our business requires the collection and retention of customer data, including sensitive financial data and other personally identifiable information in various information systems that are maintained by third parties with whom we and our franchisees contract to provide payment processing. A weakness in such third party’s systems or software products (or in the systems or software products in the service providers of those third parties) may provide a mechanism for a cyber threat. In recent years, a significant number of companies have experienced security data breaches in which customer information was stolen through vendor access channels. Cyber-attacks and security data breaches at a payment processing contractor could compromise confidential information or adversely affect our ability to deliver products and services to our customers. There is also a potential heightened risk of cyber security incidents as a result of geopolitical events outside of our control, such as the ongoing Russia-Ukraine conflict. These problems could negatively affect our results of operations, and remediation could result in significant, unplanned capital investments.

We also maintain important internal Company data, such as personally identifiable information about our employees and franchisees and information relating to our operations. In addition, more than 80% of our U.S. retail sales in 2022 were derived from digital channels, primarily through our online ordering website and mobile applications, where customers enter personally identifiable information that we retain. Our use and retention of personally identifiable information is regulated by foreign, federal and state laws and regulations, as well as by certain third-party agreements. For example, the Court of Justice of the European Union invalidated the U.S. – E.U. Privacy Shield framework, which was a commonly relied upon mechanism for exchanging personal data from the European Union to the U.S., in the July 16, 2020 “Schrems II” decision (Case C-311/18 Data Protection Commissioner v. Facebook Ireland and Maximillian Schrems) and the State of California has adopted the California Privacy Rights Act of 2020, an amendment to the California Consumer Privacy Act, both of which may require companies to change their practices for handling of personal data. In addition, the State of New York promulgated the New York SHIELD Act which has imposed obligations on businesses to implement physical, administrative and technical security measures to protect personal data. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations, and our current and future planned uses of personal and other data may be adversely affected by future adopted privacy and information security laws, regulations and rulings. If our security and information systems are compromised or if we, our employees or franchisees fail to comply with these laws, regulations or contract terms, or to successfully implement processes related to requirements, laws and regulations governing cyber incidents could require us to notify customers, employees or other groups, and could result in adverse publicity, loss of sales and cash flows, increased fees payable to third parties and fines, penalties or remediation and other costs that could adversely affect our reputation, business and results of operations. Any other material disruption or other adverse event affecting one or more of our digital ordering platforms, including, for instance, power loss, technological or systems failures, user error or cyber-attacks, could similarly result in adverse publicity, loss of sales and cash flows and other costs, which could in turn materially and adversely affect our reputation, business and results of operations.

We cannot predict the impact that new or improved technologies, alternative methods of delivery, including autonomous vehicle delivery, or changes in consumer or employee behavior facilitated by these technologies and alternative methods of delivery will have on our business.

Advances in technologies or alternative methods of delivery, including advances in digital ordering technology and autonomous vehicle delivery, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business and market position. Moreover, technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable customer proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business. In addition, our competitors, some of whom have greater resources than we do, may be able to benefit from changes in technologies or consumer acceptance of alternative methods of delivery, which could harm our competitive position.

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
•
those relating to franchisee changes in control and succession in general and the ability to find acceptable successors who are able to perform a former franchisee’s obligations under applicable franchise agreements or successfully operate impacted stores in the event of a change of control or other succession event;
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
•
those relating to product liability exposure or noncompliance with labor and employment, health and safety regulations and the impact such events could have on a franchisee’s ability to make payments under applicable franchise agreements, on us if an aggrieved party seeks to recover their losses from us and on our brand’s reputation;
•
the imposition of injunctive relief, fines, damage awards or capital expenditures under laws or regulations that could adversely affect the ability of a franchisee to make payments under applicable franchise agreements;
•
litigation involving franchisees, including litigation involving us or litigation involving a third-party directed at a franchisee, which could impede the ability of a defendant-franchisee to make its royalty payments and divert our resources regardless of whether the allegations in such litigation are valid or whether we are liable; and
•
those relating to the reliance of a franchised store business on its franchisees and the nature of franchisees in general, including the retention of franchisees (especially including our top-performing franchisees) in the future or our ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber in the future as well as our ability to maintain a positive and constructive relationship with our franchisees.

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

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance. A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, major institutional investors have publicly emphasized the importance of such ESG matters to their investment decisions. Further, we recently announced our goal to set and reach Science Based Targets by 2032 and achieve net zero carbon emissions by 2050. Execution of these strategies and achievement of these goals are subject to risks and uncertainties, many of which are outside of our control and may prove to be more costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to execute our strategies and achieve our goals within the currently projected costs and the expected timeframes; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments; the success of our collaboration with franchisees and other third parties; and the actions of competitors and competitive pressures. There is no assurance that we will be able to successfully execute our strategies and achieve our goals. Failure to achieve our goals could damage our reputation and customer, investor and other stakeholder relationships. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on our stock price. There also has been increased political focus, including by U.S. and foreign governmental authorities, on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water consumption. The SEC has included in its regulatory agenda proposed rulemaking on climate change disclosures that, if adopted, could significantly increase compliance burdens and associated regulatory costs and the complexity of the regulatory framework. Legislative, regulatory or other efforts to combat climate change or other ESG concerns could also result in new or more stringent forms of oversight and expanding mandatory and voluntary reporting, diligence and disclosure, which could increase costs, bring additional focus and further impact our business, results of operations and financial condition. Any failure or perceived failure by us to manage ESG issues successfully could have a material adverse effect on our reputation and on our business, results of operations, financial condition or stock price, including the sustainability of our business over time.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We have a substantial amount of indebtedness. As of January 1, 2023, our consolidated total indebtedness was approximately $5.02 billion. We may also incur additional debt, which would not be prohibited under the terms of our current securitized debt agreements. Our substantial indebtedness could have important consequences for our business and our shareholders. For example, it could:

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

Further, our 2021 Variable Funding Notes bear interest at fluctuating interest rates that in certain circumstances is based on the London interbank offered rate (“LIBOR”). In 2021, ICE Benchmark Administration Limited, the administrator for LIBOR, confirmed its intention to cease the publication of any U.S. dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023.

Our 2021 Variable Funding Notes loan documents provide that after the date on which the administrator for LIBOR permanently or indefinitely ceases to provide all available settings of U.S. dollar LIBOR, any new advances under the 2021 Variable Funding Notes that would otherwise have borne interest based on LIBOR, as well as any existing LIBOR advances for which the interest period has expired, will instead bear interest at a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”), plus a spread adjustment, that in each case have been selected or recommended by the Board of Governors of the Federal Reserve System or the Federal Reserve Bank of New York. The loan documents also permit the lenders to effect a transition from LIBOR to Term SOFR at an earlier date, subject to certain conditions. Because the composition and characteristics of Term SOFR are not the same as those of LIBOR, there can be no assurance that Term SOFR will perform the same way LIBOR would have at any given time or for any applicable period.

As a result, our interest expense could increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. Our interest expense could also be increased by the rising interest rate environment, which could potentially have an adverse impact on our 2021 Variable Funding Notes, as well as on our 2022 Variable Funding Notes, which bear interest at fluctuating interest rates that in certain circumstances are based on Term SOFR.

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

Our debt is rated by credit rating agencies. These agencies may downgrade their credit ratings for us based on the performance of our business, our capital strategies or their overall view of our industry. There can be no assurance that any rating assigned to our currently outstanding indebtedness will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that agency’s judgment, circumstances so warrant. A downgrade of our credit ratings could, among other things, increase our cost of borrowing, limit our ability to access capital or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, and thereby could adversely impact our business and operations.

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
•
incur, assume or permit to exist additional indebtedness or guarantees and make loans and investments;
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

During the term following issuance, the outstanding senior notes will accrue interest in accordance with the terms of the debt agreements. Additionally, our senior notes have original scheduled principal payments of $51.5 million in each of 2023 and 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031.

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

In addition, class action lawsuits have been filed, and may continue to be filed, against various QSRs alleging, among other things, that QSRs have failed to disclose the health risks associated with high-fat foods and that QSR marketing practices have encouraged obesity. State attorney general offices or other regulators have initiated and may in the future initiate investigations or enforcement actions against us. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity resulting from such allegations may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable, and could result in a substantial settlement, fine, penalty or judgment against us.

Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, working and safety conditions, wrongful termination and wage, expense reimbursement, rest break and meal break issues, including claims relating to minimum wage and overtime compensation. We and our international master franchisees have been and continue to be subject to these types of claims. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims or if we receive significant negative publicity, our business, financial condition and operating results could be harmed.

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
•
franchise arrangements;
•
taxation;
•
antitrust;
•
payment card industry standards and requirements; and
•
social media, information privacy and consumer protection.

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

We and our franchisees face various regulatory and legislative efforts to enforce employment laws, such as efforts to categorize franchisors as the co-employers or joint employers of their franchisees’ employees or to aggregate individual franchised businesses and classify them as large employers for minimum wage or other employment-related purposes. In August 2015, the National Labor Relations Board (“NLRB”) adopted a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. The NLRB issued a final rule which became effective April 27, 2020 that reinstates the standard that was in place before August 2015.

In December 2019, the NLRB directed an administrative law judge to approve settlement agreements (rather than rejecting the settlement and allowing the claims asserting that the franchisor should be the joint employer of its franchisees’ employees to proceed) in a decision related to another franchise system. On April 22, 2022, a federal appellate court rejected an appeal seeking to overturn that decision. The NLRB issued a proposed rule on September 6, 2022 that largely reestablishes the August 2015 joint employer standard. If the NLRB’s September 2022 proposed rule goes into effect or is adopted by other government agencies and/or applied generally to franchise relationships, it could cause us to be liable or held responsible for unfair labor practices and other violations of our franchisees and subject us to other liabilities, and require us to conduct collective bargaining negotiations regarding employees of totally separate, independent employers, most notably our franchisees. In such event, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability.

Additionally, depending upon the outcome and application of certain legal proceedings pending or concluded in federal court in California involving the California wage and hour laws in another franchise system, franchisors may be subject to claims that their franchisees should be treated as employees and not as independent contractors under the wage and hour laws of that state and, potentially, certain other states and localities with similar wage and hour laws. The California legislature has enacted a statute known as Assembly Bill 5 (AB-5), which went into effect on January 1, 2020. AB-5 requires “gig economy” workers to be reclassified as employees instead of independent contractors. However, depending upon the application of AB-5, franchisors in certain industries could be deemed to be covered by the statute, in which event certain franchisees could be deemed employees of the franchisors. While active efforts to narrow the reach of AB-5 continue, a bill (SB 967), which was introduced specifically to exempt the relationship between a franchisor and franchisee from the scope of AB-5, was not successful in the legislature. On November 3, 2020, the California electorate approved proposition 22, the effect of which is to exempt app-based transportation (ride shares) and delivery drivers from the application of AB-5 by treating these workers as independent contractors, rather than employees, provided certain conditions are met. The ballot measure does not affect how AB-5 applies to other businesses and workers. If misclassification claims are successful against or applied to a franchisor under AB-5 or any other similar state law, a franchisor could be liable to its franchisees (and potentially their employees) based the rights and remedies available to employees under such laws and, thereafter, have to treat its franchisees (and their employees) as the franchisor’s employees under these laws.

We and our franchisees are subject to the Fair Labor Standards Act of 1938, as amended (the “Fair Labor Standards Act”), which, along with the Family and Medical Leave Act, governs such matters as minimum wage and overtime requirements and other working conditions and various family leave mandates, as well as a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We and our franchisees have experienced and expect further increases in payroll expenses as a result of government-mandated increases in the minimum wage, and although such increases are not currently expected to be material, there may be material increases in the future, including as a result of the FAST Act. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for Domino’s and franchisees’ stores in a particular area or across the United States. In addition, third-party suppliers may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to us. Such increased expenses may cause our franchisees to exit the business or cause us to reduce the number of Company-owned stores, or otherwise adversely affect the amount of royalty payments and license fees we receive.

On January 12, 2020, the U.S. Department of Labor announced a final rule to update and clarify the definition of joint employer under the Fair Labor Standards Act. Under the final rule, the general test for assessing whether a party can be deemed a joint employer would be based upon whether that party (i) hires or fires the employee; (ii) supervises and controls the employee’s work schedule or conditions of employment; (iii) determines the employee’s rate and method of payment; and (iv) maintains the employee’s employment records. In the final rule, the Department of Labor describes instances in which joint employment would not be more or less likely to be found to exist under the Fair Labor Standards Act, which, according to the Department of Labor, includes the relationships that exist under the typical franchise business model. This rule may reduce a franchisor’s risk of liability that currently exists under the joint employer standard now in effect under the Fair Labor Standards Act (though ultimately, the facts specific to the franchisor-franchisee model at issue would be considered when determining liability). On September 8, 2020, a federal district court struck down a significant portion of the final rule. On July 29, 2021, the current administration’s Department of Labor issued a final rule rescinding the 2020 rule. The Department of Labor may revert to the more expansive interpretation of joint employer that existed prior to the adoption of the 2020 rule and/or interpretations that could result in franchisors being held liable or responsible for Fair Labor Standards Act violations by their franchisees. The rules of the Department of Labor are separate from the joint employer standard under the National Labor Relations Act or, as described above, potential liability as a joint employer under the National Labor Relations Act.

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

Exchange rate fluctuations could have an adverse effect on our results of operations and we have in the past experienced significant adverse changes in foreign currency rates. International franchise royalties and fees represented approximately 6.5%, 6.8% and 6.1% of our total revenues in 2022, 2021 and 2020, respectively, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. Sales made by franchise stores outside the U.S. are denominated in the currency of the country in which the store is located, and this currency could become less valuable in U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the U.S. or lower profitability to our franchisees outside the U.S., or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in our international markets would have resulted in a negative impact on international royalty revenues of approximately $26.1 million in 2022.

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

We own five supply chain center buildings. All other U.S. and Canadian supply chain centers are leased by us, under leases ranging between five and 21 years with one or two five-year renewal options. All buildings for U.S. Company-owned stores are leased by us, typically under ten-year leases with one or two five-year renewal options. All franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements, but we plan to continue investing in additional supply chain productivity initiatives in the future.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 16, 2023, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 35,419,653 were issued and outstanding. As of February 16, 2023, there were 1,507 registered holders of record of Domino’s Pizza, Inc.’s common stock. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.”

Our Board of Directors declared a quarterly dividend of $1.21 per common share on February 21, 2023 payable on March 30, 2023 to shareholders of record at the close of business on March 15, 2023.

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

As of January 1, 2023, we had a Board of Directors-approved share repurchase program for up to $1.0 billion of our common stock, of which $410.4 million remained available for future purchases of our common stock. Any future purchases of our common stock would be funded by current cash amounts, available borrowings or future excess cash flow. The following table summarizes our repurchase activity during the fourth quarter ended January 1, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
Period #10 (September 12, 2022 to October 9, 2022)	1,651	$310.40	—	$410,358
Period #11 (October 10, 2022 to November 6, 2022)	1,052	338.17	—	410,358
Period #12 (November 7, 2022 to December 4, 2022)	—	—	—	410,358
Period #13 (December 5, 2022 to January 1, 2023)	854	380.09	—	410,358
Total	3,557	$335.34	—	$410,358

(1)
3,557 shares were purchased as part of the Company’s employee stock purchase discount plan. During the fourth quarter, the shares were purchased at an average price of $335.34.

(2)
Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

The following comparative stock performance line graph compares the cumulative shareholder return on the common stock of Domino’s Pizza, Inc. (NYSE: DPZ) for the five-year period between December 31, 2017 and December 31, 2022, with the cumulative total return on (i) the Standard & Poor’s 500 Index (the “S&P 500”), (ii) the Standard & Poor’s 400 Restaurant Index (the “S&P 400 Restaurant Index”), which was the Company’s previously-utilized comparison index, and (iii) the Company’s current comparison index, the Standard & Poor’s Composite 1500 Restaurant Index (the “S&P 1500 Restaurant Index”). Management believes that the companies included in the S&P 1500 Restaurant Index more appropriately reflect the scope and scale of the Company’s operations and better match the competitive market in which the Company operates than the S&P 400 Restaurant Index. Due to the change in selected comparative indices, we are presenting the current comparative index and the comparative index that was used in the prior year. The cumulative total return computations set forth in the performance graph assume the investment of $100 in each of the Company’s common stock, the S&P 500, the S&P 400 Restaurant Index and the S&P 1500 Restaurant Index on December 31, 2017.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter. Every five or six years our fiscal year includes an extra (or 53rd) week in the fourth quarter. Fiscal 2022 and 2021 each consisted of 52 weeks and fiscal 2020 consisted of 53 weeks.

In this section, we discuss the results of our operations for the fiscal year ended January 1, 2023 compared to the fiscal year ended January 2, 2022. For a discussion of the fiscal year ended January 2, 2022 compared to the fiscal year ended January 3, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Description of the Business

Domino’s is the largest pizza company in the world, with more than 19,800 locations in over 90 markets around the world as of January 1, 2023, and operates two distinct service models within its stores with a significant business in both delivery and carryout. Founded in 1960, we are a highly-recognized global brand, and we focus on value while serving neighborhoods locally through our large network of franchise owners and Company-owned stores through both the delivery and carryout service models. We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of January 1, 2023.

Our business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties and fees to our independent franchisees. We also generate revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada and by operating a number of Company-owned stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza brand to master franchisees. These master franchisees are charged with developing their geographical area, and they can profit by sub-franchising and selling food and equipment to those sub-franchisees, as well as by running pizza stores directly. We believe that everyone in the system can benefit, including the end consumer, who can feed their family conveniently and economically.

Our financial results are driven largely by retail sales at our franchised and Company-owned stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and we strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees, as well as Company-owned store and supply chain revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza brand, the results of our extensive advertising through various media channels, the impact of technological innovation and digital ordering, our ability to execute our strong and proven business model and the overall global economic environment.

Our business model can yield strong returns for our franchise owners and our Company-owned stores. It can also yield significant cash flow to us, through a consistent franchise royalty payment and supply chain revenue stream, with moderate capital expenditures. We have historically returned cash to shareholders through dividend payments and share repurchases since becoming a publicly-traded company in 2004. We believe we have a proven business model for success, which includes leading with technology, service and product innovation and leveraging our global scale, which has historically provided strong returns for our shareholders.

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

We have not made any significant changes in the methodology used to project the future market cash flows of Company-owned stores during the years presented. Same store sales fluctuations and the rates at which operating costs will fluctuate in the future are key factors in determining projected cash flows used to evaluate recoverability of the related assets. If our same store sales significantly decline or if operating costs increase and we are unable to recover these costs, the carrying value of our Company-owned stores, by market, may be unrecoverable and we may be required to recognize an impairment charge. There were no triggering events in 2022, 2021 or 2020, and accordingly, we did not record any impairment losses on long-lived assets in 2022, 2021 and 2020.

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

Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed, and actuarial methods used to determine our casualty insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our casualty insurance liability at January 1, 2023 would have affected our income before provision for income taxes by approximately $5.8 million in 2022. We had accruals for casualty insurance reserves of $57.6 million and $56.5 million at January 1, 2023 and January 2, 2022, respectively.

Income taxes

The U.S. Federal statutory income tax rate was 21% in each of 2022, 2021 and 2020. Our Federal income tax provision calculated based on the Federal statutory rate was $120.3 million, $131.4 million and $116.6 million in 2022, 2021 and 2020, respectively.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We measure deferred taxes using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes, related reserves and deferred taxes. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. On an ongoing basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. Our accounting for deferred taxes represents our best estimate of future events. Except with respect to certain foreign tax credits and interest deductibility in separately filed states, our deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. As of January 1, 2023 and January 2, 2022, we had total foreign tax credits of $13.5 million and $10.2 million, respectively, each of which were fully offset with a corresponding valuation allowance. We also had valuation allowances related to interest deductibility in separately filed states of $1.5 million and $1.2 million as of January 1, 2023 and January 2, 2022, respectively. We believe our remaining deferred tax assets will be realized. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operations.

Fiscal 2022 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide) increased 3.9% as compared to 2021. U.S. retail sales increased 1.3% and international retail sales, excluding foreign currency impact, increased 6.3% each as compared to 2021.
•
Same store sales declined 0.8% in our U.S. stores and increased 0.1% in our international stores, excluding foreign currency impact.
•
Revenues increased 4.1%.
•
Income from operations decreased 1.6%.
•
Net income decreased 11.4%.
•
Diluted earnings per share decreased 7.5%.

Excluding the negative impact of foreign currency, Domino’s experienced global retail sales growth during 2022. U.S. same store sales declined 0.8% during 2022, rolling over an increase in U.S. same store sales of 3.5% in 2021. The decline in U.S. same store sales in 2022 was attributable to lower order counts due in part to labor shortages affecting store hours and staffing levels in many of our markets and economic stimulus activity in the U.S in 2021 in response to the COVID-19 pandemic which did not recur in 2022. A higher average ticket per transaction resulting from higher menu and national offer pricing as well as increases to our average delivery fee partially offset the decline in U.S. same store sales in 2022. International same store sales (excluding foreign currency impact) increased 0.1% during 2022, rolling over an increase in international same store sales (excluding foreign currency impact) of 8.0% in 2021. International same store sales (excluding foreign currency impact) were pressured in 2022 due in part to a value added tax holiday in the United Kingdom in 2021 that expired during the first quarter of 2022. Our U.S. and international same store sales (excluding foreign currency impact) continue to be pressured by our fortressing strategy, which includes increasing store concentration in certain markets where we compete, as well as from aggressive competitive activity.

During fiscal 2022, we experienced significant inflationary pressures in our commodity, labor and fuel costs resulting from the macroeconomic environment in the U.S., which had a significant impact on our overall operating results as compared to 2021. Our overall operating results in fiscal 2022 were also negatively impacted by changes in foreign currency exchange rates resulting from the global macroeconomic environment.

During 2022, we continued our global expansion with the opening of 1,032 net stores. We had 126 net stores open in the U.S. comprised of 141 store openings and 15 closures. We had 906 net stores open internationally comprised of 1,135 store openings and 229 closures, primarily in Brazil, Russia and Italy.

We remained focused on improving the customer experience through our technology initiatives, including our GPS delivery tracking technology, which allows customers to monitor the progress of their food, from the preparation stages to the time it is in the oven to the time it arrives at their doors. Our emphasis on technological innovation helped the Domino’s system generate approximately two-thirds of global retail sales from digital channels in 2022. Overall, we believe our continued global store growth, along with our global retail sales growth (excluding foreign currency impact), emphasis on technology and marketing initiatives, have combined to strengthen our brand.

Statistical Measures

The tables below outline certain statistical measures we utilize to analyze our performance. This historical data is not necessarily indicative of results to be expected for any future period.

Global Retail Sales Growth (excluding foreign currency impact)

Global retail sales growth (excluding foreign currency impact) is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Global retail sales growth refers to total worldwide retail sales at Company-owned and franchised stores. We believe global retail sales information is useful in analyzing revenues because franchisees pay royalties and, in the U.S., advertising fees that are based on a percentage of franchise retail sales. We review comparable industry global retail sales information to assess business trends and to track the growth of the Domino’s Pizza brand. In addition, supply chain revenues are directly impacted by changes in franchise retail sales in the U.S. and Canada. Retail sales for franchise stores are reported to us by our franchisees and are not included in our revenues. Global retail sales growth, excluding foreign currency impact, is calculated as the change of international local currency global retail sales against the comparable period of the prior year. Global retail sales growth in 2021 and 2020 reflect the impact of the 53rd week in 2020.

	2022	2021	2020
U.S. stores	+ 1.3%	+ 4.3%	+ 17.6%
International stores (excluding foreign currency impact)	+ 6.3%	+ 13.9%	+ 8.8%
Total (excluding foreign currency impact)	+ 3.9%	+ 8.9%	+ 13.2%

Same Store Sales Growth

Same store sales growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Same store sales growth is calculated for a given period by including only sales from stores that also had sales in the comparable weeks of both periods. International same store sales growth is calculated similarly to U.S. same store sales growth. Changes in international same store sales are reported on a constant dollar basis, which reflects changes in international local currency sales. The 53rd week in fiscal 2020 had no impact on reported same store sales growth amounts.

	2022	2021	2020
U.S. Company-owned stores (1)	(2.6)%	(3.6)%	+ 11.0%
U.S. franchise stores (1)	(0.7)%	+ 3.9%	+ 11.5%
U.S. stores	(0.8)%	+ 3.5%	+ 11.5%
International stores (excluding foreign currency impact)	+ 0.1%	+ 8.0%	+ 4.4%

(1)

During the first quarter of 2022, we purchased 23 U.S. franchised stores from certain of our existing U.S. franchisees (the “2022 Store Purchase”). The same store sales growth for these stores is reflected in U.S. Company-owned stores in 2022.

During the fourth quarter of 2022, we refranchised 114 U.S. Company-owned stores (the “2022 Store Sale”). The same store sales growth for these stores is reflected in U.S. franchise stores in 2022.

Store Growth Activity

Store counts and net store growth are commonly used statistical measures in the quick-service restaurant industry that are important to understanding performance.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at December 29, 2019	342	5,784	6,126	10,894	17,020
Openings	22	218	240	718	958
Closings	(1)	(10)	(11)	(323)	(334)
Store count at January 3, 2021	363	5,992	6,355	11,289	17,644
Openings	13	201	214	1,094	1,308
Closings	(1)	(8)	(9)	(95)	(104)
Store count at January 2, 2022	375	6,185	6,560	12,288	18,848
Openings	5	136	141	1,135	1,276
Closings	(3)	(12)	(15)	(229)	(244)
Transfers	(91)	91	—	—	—
Store count at January 1, 2023	286	6,400	6,686	13,194	19,880

Income Statement Data

(tabular amounts in millions, except percentages)

	2022		2021		2020
Revenues:
U.S. Company-owned stores	$445.8		$479.0		$485.6
U.S. franchise royalties and fees	556.3		539.9		503.2
Supply chain	2,754.7		2,561.0		2,416.7
International franchise royalties and fees	295.0		298.0		249.8
U.S. franchise advertising	485.3		479.5		462.2
Total revenues	4,537.2	100.0%	4,357.4	100.0%	4,117.4	100.0%
Cost of sales:
U.S. Company-owned stores	378.0		374.1		379.6
Supply chain	2,510.5		2,295.0		2,143.3
Total cost of sales	2,888.6	63.7%	2,669.1	61.3%	2,522.9	61.3%
Gross margin	1,648.6	36.3%	1,688.2	38.7%	1,594.5	38.7%
General and administrative	416.5	9.2%	428.3	9.8%	406.6	9.9%
U.S. franchise advertising	485.3	10.7%	479.5	11.0%	462.2	11.2%
Refranchising gain	(21.2)	(0.5)%	—	0.0%	—	0.0%
Income from operations	767.9	16.9%	780.4	17.9%	725.6	17.6%
Other income	—	0.0%	36.8	0.8%	—	0.0%
Interest expense, net	(195.1)	(4.3)%	(191.5)	(4.3)%	(170.5)	(4.1)%
Income before provision for income taxes	572.8	12.6%	625.7	14.4%	555.1	13.5%
Provision for income taxes	120.6	2.6%	115.2	2.7%	63.8	1.6%
Net income	$452.3	10.0%	$510.5	11.7%	$491.3	11.9%

2022 compared to 2021

(tabular amounts in millions, except percentages)

Revenues

	2022		2021
U.S. Company-owned stores	$445.8	9.8%	$479.0	11.0%
U.S. franchise royalties and fees	556.3	12.3%	539.9	12.4%
Supply chain	2,754.7	60.7%	2,561.0	58.8%
International franchise royalties and fees	295.0	6.5%	298.0	6.8%
U.S. franchise advertising	485.3	10.7%	479.5	11.0%
Total revenues	$4,537.2	100.0%	$4,357.4	100.0%

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

Consolidated revenues increased $179.8 million, or 4.1%, in 2022 due primarily to higher supply chain revenues due to increases in our market basket pricing to stores. U.S. franchise royalties and fee revenues increased primarily due to retail sales growth resulting from net store growth and the 2022 Store Sale as well as an increase in revenues from fees paid by our franchisees for the use of our technology platforms, but were partially offset by lower same store sales and, to a lesser extent, the 2022 Store Purchase. U.S. franchise advertising revenues increased primarily due to retail sales growth resulting from net store growth and the 2022 Store Sale as well as lower advertising incentives related to brand promotions, but were partially offset by lower same store sales and, to a lesser extent, the 2022 Store Purchase. International franchise royalties and fee revenues declined primarily due to the negative impact of foreign currency exchange rates. U.S. Company-owned store revenues declined primarily due to the 2022 Store Sale as well as lower same store sales, but were partially offset by higher revenues resulting from the 2022 Store Purchase. These changes in revenues are described in more detail below.

U.S. Stores

	2022		2021
U.S. Company-owned stores	$445.8	30.0%	$479.0	32.0%
U.S. franchise royalties and fees	556.3	37.4%	539.9	36.0%
U.S. franchise advertising	485.3	32.6%	479.5	32.0%
Total U.S. stores revenues	$1,487.4	100.0%	$1,498.4	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations decreased $33.2 million, or 6.9%, in 2022 primarily driven by the 2022 Store Sale. This decrease was partially offset by an increase in revenues resulting from the 2022 Store Purchase. The decrease in U.S. Company-owned store revenue was also a result of lower U.S. Company-owned same store sales in 2022. U.S. Company-owned same store sales declined 2.6% in 2022 and declined 3.6% in 2021.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $16.4 million, or 3.0%, in 2022, due primarily to an increase in the average number of U.S. franchised stores open during the period resulting from net store growth as well as an increase in fees paid by our franchisees for the use of our technology platforms. The 2022 Store Sale also contributed to the increase in U.S. franchise royalties and fee revenues. These increases were partially offset by a decline in U.S. franchise same store sales in 2022 and, to a lesser extent, the 2022 Store Purchase. U.S. franchise same store sales decreased 0.7% in 2022 and increased 3.9% in 2021.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising increased $5.8 million, or 1.2%, in 2022 due primarily to an increase in the average number of U.S. franchised stores open during the period resulting from net store growth and the 2022 Store Sale. Additionally, the Company recorded approximately $3.7 million less in advertising incentives related to certain brand promotions in 2022 as compared to 2021, which also contributed to the increase in U.S. franchise advertising revenues. These increases were partially offset by a decline in U.S. franchise same store sales in 2022 and, to a lesser extent, the 2022 Store Purchase.

Supply Chain

Supply chain revenues increased $193.8 million, or 7.6%, in 2022 due to higher market basket pricing to stores, and was partially offset by lower order volumes at our U.S. franchised stores during 2022. The market basket pricing change, a statistical measure utilized by management, is calculated as the percentage change of the market basket purchased by an average U.S. store (based on average weekly unit sales) from our U.S. supply chain centers against the comparable period of the prior year. We believe this measure is important to understanding Company performance because as our market basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate. Our market basket pricing to stores increased 13.2% during 2022, which resulted in an estimated $296.1 million increase in supply chain revenues.

International Franchise Royalties and Fees

Revenues from international franchise royalties and fees decreased $3.0 million, or 1.0%, in 2022 due primarily to the negative impact of changes in foreign currency exchange rates of approximately $28.4 million in 2022 which was partially offset by an increase in the average number of international franchised stores open during the period resulting from net store growth. The impact of changes in foreign currency exchange rates on international franchise royalty revenues, a statistical measure utilized by management, is calculated as the difference in international franchise royalty revenues resulting from translating current year local currency results to U.S. dollars at current year exchange rates as compared to prior year exchange rates. We believe this measure is important to understanding Company performance given the significant variability in international franchise royalty revenues that can be driven by changes in foreign currency exchange rates.

Excluding the impact of foreign currency exchange rates, international same store sales increased 0.1% in 2022 and increased 8.0% in 2021.

Cost of Sales / Gross Margin

	2022		2021
Total revenues	$4,537.2	100.0%	$4,357.4	100.0%
Total cost of sales	2,888.6	63.7%	2,669.1	61.3%
Gross margin	$1,648.6	36.3%	$1,688.2	38.7%

Consolidated cost of sales consists primarily of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs. Consolidated gross margin (which we define as revenues less cost of sales) decreased $39.6 million, or 2.3%, in 2022 due primarily to lower U.S. Company-owned store revenues, as well as higher food, delivery and labor costs. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. Additionally, as our market basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate; however, actual product-level dollar gross margins remain unchanged.

As a percentage of revenues, the consolidated gross margin decreased 2.4 percentage points to 36.3% in 2022 from 38.7% in 2021. Company-owned store gross margin decreased 6.7 percentage points in 2022 and supply chain gross margin decreased 1.5 percentage points in 2022. These changes in gross margin are described in more detail below.

U.S. Company-owned Stores Gross Margin

	2022		2021
Revenues	$445.8	100.0%	$479.0	100.0%
Cost of sales	378.0	84.8%	374.1	78.1%
Store gross margin	$67.8	15.2%	$104.9	21.9%

U.S. Company-owned store gross margin (which does not include other store-level costs such as royalties and advertising) decreased $37.1 million, or 35.4%, in 2022 due primarily to the 2022 Store Sale and higher market basket prices and, to a lesser extent, higher occupancy costs. These decreases were partially offset by lower labor and delivery costs, primarily attributable to the decrease in the average number of U.S. Company-owned stores open during the period resulting from the 2022 Store Sale. As a percentage of U.S. Company-owned store revenues, the U.S. Company-owned store gross margin decreased 6.7 percentage points in 2022. These changes in U.S. Company-owned store gross margin as a percentage of revenues are discussed in more detail below.

•
Food costs increased 3.3 percentage points to 31.4% in 2022 due to higher market basket prices.
•
Labor costs increased 1.5 percentage points to 30.5% in 2022 due primarily to continued investments in frontline team member wage rates in our U.S. Company-owned stores, as well as lower sales leverage.
•
Occupancy costs, which include rent, telephone, utilities and depreciation, increased 1.2 percentage points to 9.2% in 2022 due primarily to lower sales leverage, as well as higher utility rates in our U.S. Company-owned stores.

Supply Chain Gross Margin

	2022		2021
Revenues	$2,754.7	100.0%	$2,561.0	100.0%
Cost of sales	2,510.5	91.1%	2,295.0	89.6%
Supply chain gross margin	$244.2	8.9%	$266.0	10.4%

Supply chain gross margin decreased $21.7 million, or 8.2%, in 2022 due primarily to higher delivery and labor costs. As a percentage of supply chain revenues, the supply chain gross margin decreased 1.5 percentage points in 2022, due primarily to higher food and delivery costs. The increases in food and delivery costs as a percentage of supply chain revenues resulted from macroeconomic inflationary pressures in the U.S., as well as lower sales leverage.

General and Administrative Expenses

General and administrative expenses decreased $11.8 million, or 2.8%, in 2022 driven primarily by lower labor costs, partially offset by higher amortization expense for capitalized software.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses increased $5.8 million, or 1.2%, in 2022 due to higher U.S. franchise advertising revenues as discussed above. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand and these revenues cannot be used for general corporate purposes.

Refranchising Gain

During 2022, we completed the 2022 Store Sale in which we refranchised 114 U.S. Company-owned stores in Arizona and Utah for proceeds of $41.1 million. In connection with the 2022 Store Sale, we recorded a $21.2 million pre-tax refranchising gain on the sale of the related assets and liabilities, including a $4.3 million reduction in goodwill.

Other Income

Other income was $36.8 million in 2021, representing the unrealized gains recorded on the Company’s investment in DPC Dash Ltd resulting from the observable changes in price from the valuation of the Company’s additional $40.0 million investment made in the first quarter of 2021 and the additional $9.1 million investment made in the fourth quarter of 2021. We did not record any adjustments to the carrying amount of $125.8 million in fiscal 2022.

Interest Expense, Net

Interest expense, net, increased $3.6 million, or 1.9%, in 2022 driven primarily by higher average borrowings resulting from our recapitalization transaction completed on April 16, 2021 (the “2021 Recapitalization”), as well as borrowings on our variable funding notes. These increases were partially offset by higher interest income earned on our cash equivalents and restricted cash equivalents in 2022 as well as lower debt issuance cost expense recognized in 2022 due to the 2021 Recapitalization in which we expensed $2.0 million of the remaining unamortized debt issuance costs associated with the 2017 Five-Year Notes and 2017 Floating Rate Notes (each defined in the “2017 Recapitalization” section, below). Our weighted average borrowing rate was 3.8% in both 2022 and 2021.

Provision for Income Taxes

Provision for income taxes increased $5.3 million, or 4.6% in 2022 due to a higher effective tax rate, partially offset by a decrease in income before provision for income taxes. The effective tax rate increased to 21.0% during 2022 as compared to 18.4% in 2021. The higher effective tax rate in 2022 was driven in part by a 2.6 percentage point change in excess tax benefits from equity-based compensation, which are recorded as a reduction to the provision for income taxes. The decrease in excess tax benefits from equity-based compensation was a result of fewer stock option exercises in 2022 as compared to 2021. The increase in the effective tax rate was also a result of lower foreign tax credits in 2022. These increases were partially offset by the release of certain unrecognized tax benefits related to one of our foreign subsidiaries during 2022.

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

	2022	2021
U.S. Stores	$438.6	$454.9
Supply Chain	208.8	229.9
International Franchise	236.1	241.9
Other	(26.0)	(42.9)

U.S. Stores

U.S. stores Segment Income decreased $16.3 million, or 3.6%, in 2022, primarily as a result of the $37.1 million decrease in U.S. Company-owned store gross margin, and was partially offset by the increase in revenues from U.S. franchise royalties and fees of $16.4 million, each as discussed above. U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income.

Supply Chain

Supply chain Segment Income decreased $21.1 million, or 9.2%, in 2022 due primarily to the $21.7 million decrease in supply chain gross margin described above.

International Franchise

International franchise Segment Income decreased $5.7 million, or 2.4%, in 2022 due primarily to the $3.0 million decrease in international franchise revenues discussed above, as well as higher provision for losses on accounts receivable. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income.

Other

Other Segment Income increased $16.9 million, or 39.4%, in 2022 due primarily to lower labor costs as well as higher corporate administrative costs allocated to our segments as compared to 2021. The increase in allocated costs in 2022 was due primarily to higher investments in technological initiatives to support technology for our U.S. and international franchise stores.

New Accounting Pronouncements

The impact of new accounting pronouncements adopted and the estimated impact of new accounting pronouncements that we will adopt in future years is included in Note 1 to the consolidated financial statements.

COVID-19 Impact

During the COVID-19 pandemic, we have made certain investments related to safety and cleaning equipment, enhanced sick pay and compensation for frontline team members and support for our franchisees and their communities. While we have seen an increase in sales in certain markets during the COVID-19 pandemic, including increased sales related to heightened reliance on delivery and carryout businesses, future sales are not possible to estimate and it is unclear whether and to what extent sales and same store sales will be impacted if and when consumer behavior and general economic and business activity return to pre-pandemic levels. While it is not possible at this time to estimate the full continued impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt our continuing operations and supply chain and, as a result, could adversely impact our business, financial condition or results of operations.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. These factors allow us to manage our working capital and our ongoing cash flows from operations to invest in our business and other strategic opportunities, pay dividends and repurchase and retire shares of our common stock. As of January 1, 2023, we had working capital of $58.0 million, excluding restricted cash and cash equivalents of $191.3 million, advertising fund assets, restricted of $162.7 million and advertising fund liabilities of $157.9 million. Working capital includes total unrestricted cash and cash equivalents of $60.4 million.

Our primary sources of liquidity are cash flows from operations and availability of borrowings under our variable funding notes. During 2022, we experienced global retail sales growth, excluding foreign currency impact, in both our U.S. and international businesses. These factors contributed to our continued ability to generate positive operating cash flows. In addition to our cash flows from operations, we have two variable funding note facilities. The facilities include our 2022 Variable Funding Notes (defined in the “2022 Variable Funding Notes” section, below), which allows for advances of up to $120.0 million, as well as our 2021 Variable Funding Notes (defined in the “2021 Recapitalization” section, below), which allows for advances of up to $200.0 million and certain other credit instruments, including letters of credit (collectively, with the 2022 Variable Funding Notes, the “2022 and 2021 Variable Funding Notes”). The letters of credit primarily relate to our casualty insurance programs and certain supply chain center leases. During 2022, we borrowed and repaid $120.0 million under our 2021 Variable Funding Notes. As of January 1, 2023, we had no outstanding borrowings and $120.0 million of available borrowing capacity under our 2022 Variable Funding Notes. As of January 1, 2023, we had no outstanding borrowings and $157.8 million of available borrowing capacity under our 2021 Variable Funding Notes, net of letters of credit issued of $42.2 million.

We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, excess cash from our recapitalization transactions and available borrowings under our 2022 and 2021 Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business and other strategic opportunities, pay dividends and repurchase and retire shares of our common stock.

Our ability to continue to fund these items and continue to service our debt could be adversely affected by the occurrence of any of the events described in Item 1A. Risk Factors. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under our 2022 and 2021 Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the 2021, 2019, 2018, 2017 and 2015 Notes and to service, extend or refinance the 2022 and 2021 Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Restricted Cash

As of January 1, 2023, we had $141.2 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $49.9 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $191.3 million of restricted cash and cash equivalents. As of January 1, 2023, we also held $143.6 million of advertising fund restricted cash and cash equivalents which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

2022 Variable Funding Notes

On September 16, 2022, certain of our subsidiaries issued a new variable funding note facility which allows for advances of up to $120.0 million of Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2022 Variable Funding Notes”). Additional information related to our 2022 Variable Funding Notes is included in Note 3 to our consolidated financial statements.

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

The proceeds from the 2021 Recapitalization were used to repay the remaining $291.0 million in outstanding principal under our 2017 Floating Rate Notes and $582.0 million in outstanding principal under our 2017 Five-Year Notes, prefund a portion of the interest payable on the 2021 Notes, pay transaction fees and expenses and repurchase and retire shares of our common stock. Additional information related to the 2021 Recapitalization is included in Note 3 to our consolidated financial statements.

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

2017 Recapitalization

On July 24, 2017, we completed the 2017 Recapitalization in which certain of our subsidiaries issued notes pursuant to an asset-backed securitization. The notes consisted of $300.0 million Series 2017-1 Floating Rate Senior Secured Notes, Class A-2-I with an anticipated term of five years (the “2017 Floating Rate Notes”), $600.0 million Series 2017-1 3.082% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of five years (the “2017 Five-Year Notes”), and $1.0 billion Series 2017-1 4.118% Fixed Rate Senior Secured Notes, Class A-2-III with an anticipated term of 10 years (the “2017 Ten-Year Notes” and, collectively with the 2017 Floating Rate Notes and the 2017 Five-Year Notes, the “2017 Notes”). The interest rate on the 2017 Floating Rate Notes was payable at a rate equal to LIBOR plus 125 basis points. Gross proceeds from the issuance of the 2017 Notes were $1.9 billion. The 2017 Floating Rate Notes and the 2017 Five-Year Notes were repaid in connection with the 2021 Recapitalization. Additional information related to the 2017 Recapitalization is included in Note 3 to our consolidated financial statements.

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

2021, 2019, 2018, 2017 and 2015 Notes

The 2021 Notes, 2019 Notes, 2018 Notes, 2017 Notes and the 2015 Notes are collectively referred to as the “Notes.”

The Notes have original scheduled principal payments of $51.5 million in each of 2023 and 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031. However, in accordance with our debt agreements, the payment of principal on the outstanding senior notes may be suspended if our leverage ratio is less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined, and no catch-up provisions are applicable.

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
Capital Expenditures

In the past three years, we have spent approximately $270.2 million on capital expenditures. In 2022, we spent $87.2 million on capital expenditures which primarily related to investments in our technology initiatives, including our proprietary internally developed point-of-sale system (Domino’s PULSE), our supply chain centers, new Company-owned stores and asset upgrades for our existing Company-owned stores and other assets. We did not have any material commitments for capital expenditures as of January 1, 2023.

Investments

During the second quarter of 2020, we acquired a non-controlling interest in DPC Dash Ltd (“DPC Dash”), a privately-held company limited by shares incorporated with limited liability under the laws of the British Virgin Islands, for $40.0 million. Through its subsidiaries, DPC Dash serves as the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. Our investment in DPC Dash’s senior ordinary shares, which are not in-substance common stock, represents an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments.

In the first quarter of 2021, we invested an additional $40.0 million in DPC Dash based on DPC Dash’s achievement of certain pre-established performance conditions and recorded a positive adjustment of $2.5 million to the original carrying amount of $40.0 million resulting from the observable change in price from the valuation of the additional investment, resulting in a net carrying amount of $82.5 million as of the end of the first quarter of 2021. In the fourth quarter of 2021, we invested an additional $9.1 million in DPC Dash and recorded a positive adjustment of $34.3 million to the carrying amount of $82.5 million resulting from the observable change in price from the valuation of the additional investment, resulting in a net carrying amount of $125.8 million as of January 2, 2022. We did not record any adjustments to the carrying amount of $125.8 million in fiscal 2022.

Share Repurchase Programs

Our share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our variable funding notes. We used cash of $293.7 million in 2022, $1.32 billion in 2021 and $304.6 million in 2020 for share repurchases.

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

On July 20, 2021, our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of our common stock. This repurchase program replaced our previously approved $1.0 billion share repurchase program, which was fully utilized in connection with the ASR Agreement. We had $410.4 million remaining under this share repurchase authorization as of January 1, 2023.

Dividends

We declared dividends of $157.5 million (or $4.40 per share) in 2022, $139.6 million (or $3.76 per share) in 2021 and $122.2 million (or $3.12 per share) in 2020. We paid dividends of $157.5 million, $139.4 million and $121.9 million in 2022, 2021 and 2020, respectively.

On February 21, 2023, the Company’s Board of Directors declared a quarterly dividend of $1.21 per common share payable on March 30, 2023 to shareholders of record at the close of business on March 15, 2023.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
(In millions)	January 1, 2023	January 2, 2022
Cash flows provided by (used in)
Net cash provided by operating activities	$475.3	$654.2
Net cash used in investing activities	(53.7)	(142.7)
Net cash used in financing activities	(515.9)	(522.8)
Effect of exchange rate changes on cash	(1.0)	(0.3)
Change in cash and cash equivalents, restricted cash and cash equivalents	$(95.3)	$(11.7)

Operating Activities

Cash provided by operating activities decreased $178.9 million in 2022 primarily due to the negative impact of changes in operating assets and liabilities of $80.8 million. The negative impact of changes in operating assets and liabilities primarily related to the timing of payments on accrued liabilities and higher cash paid for income taxes in 2022 as compared to 2021. The decrease was also a result of a $62.7 million negative impact of changes in advertising fund assets and liabilities, restricted, in 2022 as compared to 2021 due to payments for advertising activities outpacing contributions. Additionally, net income decreased $58.2 million. However, this decrease in net income was partially offset by a $22.8 million increase in non-cash adjustments, resulting in an overall decrease to cash provided by operating activities in 2022 as compared to 2021 of $35.4 million.

We are focused on continually improving our net income and cash flow from operations and management expects to continue to generate positive cash flows from operating activities for the foreseeable future.

Investing Activities

Cash used in investing activities was $53.7 million in 2022 which consisted primarily of capital expenditures of $87.2 million (driven primarily by investments in technological initiatives, supply chain centers and Company-owned store operations). In connection with the 2022 Store Sale, we refranchised 114 U.S. Company-owned stores for $41.1 million. Additionally, in connection with the 2022 Store Purchase, we acquired 23 U.S. franchised stores from certain of our U.S. franchisees for $6.8 million.

Cash used in investing activities was $142.7 million in 2021 which consisted primarily of capital expenditures of $94.2 million (driven primarily by investments in technological initiatives, supply chain centers and Company-owned stores) and our investments in DPC Dash of $49.1 million.

Financing Activities

Cash used in financing activities was $515.9 million in 2022. We repurchased and retired $293.7 million in shares of our common stock under our Board of Directors-approved share repurchase program and we also made dividend payments to our shareholders of $157.5 million. We borrowed and repaid $120.0 million under our 2021 Variable Funding Notes and also made $55.7 million in repayments on our long-term debt and finance lease obligations. We made $10.7 million of tax payments for restricted stock upon vesting and we also paid $1.6 million in financing costs associated with the issuance of our 2022 Variable Funding Notes. We also received proceeds from the exercise of stock options in 2022 of $3.3 million.

Cash used in financing activities was $522.8 million in 2021. We completed the 2021 Recapitalization and issued $1.9 billion under the 2021 Notes. We made $910.2 million of payments on our long-term debt (of which $291.0 million related to the repayment of outstanding principal under our 2017 Floating Rate Notes and $582.0 million related the repayment of outstanding principal under our 2017 Five-Year Notes in connection with the 2021 Recapitalization). We also repurchased and retired $1.32 billion in shares of our common stock under our Board of Directors-approved share repurchase program (including $1.0 billion under the ASR Agreement). We also made dividend payments to our shareholders of $139.4 million, paid $14.9 million in financing cost associated with our 2021 Recapitalization and made tax payments of $6.8 million for restricted stock upon vesting. These uses of cash were partially offset by proceeds from the exercise of stock options of $19.7 million.

Impact of Inflation

Given the inflation rates in fiscal 2022, there have been and may continue to be increases in food costs and labor costs which have and could further impact our profitability and that of our franchisees and which could impact the opening of new U.S. and international franchised stores and adversely affect our operating results. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs and profitability and those of our franchisees and could result in menu price increases. The impact of inflation is described with respect to our market basket pricing to stores and our labor cost, in the discussion of supply chain revenues and gross margin, above. Severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above, as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “seek,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, the expected demand for future pizza delivery, our expectation that we will meet the terms of our agreement with our third-party supplier of pizza cheese, our belief that alternative third-party suppliers are available for our key ingredients in the event we are required to replace any of our supply partners, our intention to continue to enhance and grow online ordering, digital marketing and technological capabilities, our expectation that there will be no material environmental compliance-related capital expenditures, our plans to expand U.S. and international operations in many of the markets where we currently operate and in selected new markets, our expectation that the obligation for advertising fees payable to DNAF will remain in place for the foreseeable future, and the availability of our borrowings under the 2021 Variable Funding Notes and 2022 Variable Funding Notes for, among other things, funding working capital requirements, paying capital expenditures and funding other general corporate purposes, including payment of dividends.

Forward-looking statements relating to our anticipated profitability, estimates in same store sales growth, store growth and the growth of our U.S. and international business in general, ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect management’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in this Form 10-K.

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
•
our ability to successfully implement our growth strategy;
•
labor shortages or changes in operating expenses resulting from increases in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs or negative economic conditions;
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
•
changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence or negative economic conditions in general;
•
our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation and maintain demand for new stores;
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
•
adverse legal judgments or settlements;
•
food-borne illness or contamination of products or food tampering or other events that may impact our reputation;
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes and, at January 1, 2023, we are exposed to interest rate risk on borrowings under our variable funding notes. As of January 1, 2023, we did not have any outstanding borrowings under our 2022 and 2021 Variable Funding Notes.

Our 2021 Variable Funding Notes bear interest at fluctuating interest rates based on LIBOR. Our 2021 Variable Funding Notes loan documents provide that after the date on which the administrator for LIBOR permanently or indefinitely ceases to provide all available settings of U.S. dollar LIBOR, any new advances under the 2021 Variable Funding Notes that would otherwise have borne interest based on LIBOR, as well as any existing LIBOR advances for which the interest period has expired, will instead bear interest at a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”), plus a spread adjustment, that in each case have been selected or recommended by the Board of Governors of the Federal Reserve System or the Federal Reserve Bank of New York. The loan documents also permit the lenders to effect a transition from LIBOR to Term SOFR at an earlier date, subject to certain conditions. Because the composition and characteristics of Term SOFR are not the same as those of LIBOR, there can be no assurance that Term SOFR will perform the same way LIBOR would have at any given time or for any applicable period. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. Our interest expense could also be increased by the rising interest rate environment, which could potentially have an adverse impact on our 2021 Variable Funding Notes, as well as on our 2022 Variable Funding Notes, which bear interest at fluctuating interest rates that are based on Term SOFR.

Our fixed-rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

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

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.5% of our total revenues in 2022, 6.8% of our total revenues in 2021 and 6.1% of our total revenues in 2020 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $26.1 million in 2022.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Domino’s Pizza, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Domino’s Pizza, Inc. and its subsidiaries (the “Company”) as of January 1, 2023 and January 2, 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ deficit and of cash flows for each of the three years in the period ended January 1, 2023, including the related notes and schedule of condensed financial information of the registrant as of January 1, 2023 and January 2, 2022 and for each of the three years in the period ended January 1, 2023 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Casualty Insurance Reserves

As described in Note 1 to the consolidated financial statements, the Company has retention programs for workers’ compensation, general liability, and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. As of January 1, 2023, the Company had accruals for these casualty insurance matters of $57.6 million. The casualty insurance reserves are based on undiscounted independent actuarial estimates, which are based on historical information along with assumptions about future events. Management utilizes various methods, including analyses of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported. The actuarial valuation methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. When estimating these liabilities, several factors are considered, including the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.

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

February 23, 2023

We have served as the Company’s auditor since 2002.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 1,	January 2,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$60,356	$148,160
Restricted cash and cash equivalents	191,289	180,579
Accounts receivable, net of reserves of $4,762 in 2022 and $1,869 in 2021	257,492	255,327
Inventories	81,570	68,328
Prepaid expenses and other	37,287	27,242
Advertising fund assets, restricted	162,660	180,904
Total current assets	790,654	860,540
Property, plant and equipment:
Land and buildings	105,659	108,372
Leasehold and other improvements	172,725	193,572
Equipment	333,787	312,772
Construction in progress	22,536	27,815
	634,707	642,531
Accumulated depreciation and amortization	(332,472)	(318,466)
Property, plant and equipment, net	302,235	324,065
Other assets:
Operating lease right-of-use assets	219,202	210,702
Investments in marketable securities, restricted	13,395	15,433
Goodwill	11,763	15,034
Capitalized software, net of accumulated amortization of $165,457 in 2022 and $142,509 in 2021	108,354	95,558
Investments	125,840	125,840
Other assets	28,852	22,535
Deferred income tax assets, net	1,926	2,109
Total other assets	509,332	487,211
Total assets	$1,602,221	$1,671,816
Liabilities and stockholders' deficit
Current liabilities:
Current portion of long-term debt	$54,813	$55,588
Accounts payable	89,715	91,547
Accrued compensation	40,442	59,567
Accrued interest	34,473	37,982
Operating lease liabilities	34,877	37,155
Insurance reserves	31,435	32,588
Advertising fund liabilities	157,909	173,737
Other accrued liabilities	92,957	102,577
Total current liabilities	536,621	590,741
Long-term liabilities:
Long-term debt, less current portion	4,967,420	5,014,638
Operating lease liabilities	195,244	184,471
Insurance reserves	40,179	36,913
Deferred income tax liabilities	7,761	3,922
Other accrued liabilities	44,061	50,667
Total long-term liabilities	5,254,665	5,290,611
Total liabilities	5,791,286	5,881,352
Commitments and contingencies (Note 6)
Stockholders' deficit
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 35,419,718 in 2022 and 36,138,273 in 2021 issued and outstanding	354	361
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	9,693	840
Retained deficit	(4,194,418)	(4,207,917)
Accumulated other comprehensive loss	(4,694)	(2,820)
Total stockholders’ deficit	(4,189,065)	(4,209,536)
Total liabilities and stockholders’ deficit	$1,602,221	$1,671,816

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	January 1,	January 2,	January 3,
	2023	2022	2021
Revenues:
U.S. Company-owned stores	$445,810	$478,976	$485,569
U.S. franchise royalties and fees	556,269	539,883	503,196
Supply chain	2,754,742	2,560,977	2,416,651
International franchise royalties and fees	295,007	298,036	249,757
U.S. franchise advertising	485,330	479,501	462,238
Total revenues	4,537,158	4,357,373	4,117,411
Cost of sales:
U.S. Company-owned stores	378,018	374,104	379,598
Supply chain	2,510,534	2,295,027	2,143,320
Total cost of sales	2,888,552	2,669,131	2,522,918
Gross margin	1,648,606	1,688,242	1,594,493
General and administrative	416,524	428,333	406,613
U.S. franchise advertising	485,330	479,501	462,238
Refranchising gain	(21,173)	—	—
Income from operations	767,925	780,408	725,642
Other income	—	36,758	—
Interest income	3,162	345	1,654
Interest expense	(198,254)	(191,806)	(172,166)
Income before provision for income taxes	572,833	625,705	555,130
Provision for income taxes	120,570	115,238	63,834
Net income	$452,263	$510,467	$491,296
Earnings per share:
Common Stock – basic	$12.66	$13.72	$12.61
Common Stock – diluted	$12.53	$13.54	$12.39

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	January 1,	January 2,	January 3,
	2023	2022	2021
Net income	$452,263	$510,467	$491,296
Currency translation adjustment	(1,874)	(396)	1,318
Comprehensive income	$450,389	$510,071	$492,614

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share data)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)
Balance at December 29, 2019	38,934,009	$389	$243	$(3,412,649)	$(3,742)
Net income	—	—	—	491,296	—
Dividends declared on common stock and equivalents ($3.12 per share)	—	—	—	(122,183)	—
Issuance and cancellation of stock awards, net	35,210	—	—	—	—
Tax payments for restricted stock upon vesting	(18,681)	—	(6,803)	—	—
Purchases of common stock	(838,871)	(8)	(43,524)	(261,058)	—
Exercises of stock options	756,683	8	30,962	—	—
Non-cash equity-based compensation expense	—	—	24,244	—	—
Adoption of ASC 326 (Note 1)	—	—	—	1,102	—
Currency translation adjustment	—	—	—	—	1,318
Balance at January 3, 2021	38,868,350	389	5,122	(3,303,492)	(2,424)
Net income	—	—	—	510,467	—
Dividends declared on common stock and equivalents ($3.76 per share)	—	—	—	(139,588)	—
Issuance and cancellation of stock awards, net	(1,994)	—	—	—	—
Tax payments for restricted stock upon vesting	(14,826)	—	(6,820)	—	—
Purchases of common stock	(2,912,558)	(30)	(45,568)	(1,275,304)	—
Exercises of stock options	199,301	2	19,680	—	—
Non-cash equity-based compensation expense	—	—	28,670	—	—
Other	—	—	(244)	—	—
Currency translation adjustment	—	—	—	—	(396)
Balance at January 2, 2022	36,138,273	361	840	(4,207,917)	(2,820)
Net income	—	—	—	452,263	—
Dividends declared on common stock and equivalents ($4.40 per share)	—	—	—	(157,479)	—
Issuance and cancellation of stock awards, net	15,012	—	—	—	—
Tax payments for restricted stock upon vesting	(26,699)	—	(10,349)	(371)	—
Purchases of common stock	(739,847)	(7)	(12,819)	(280,914)	—
Exercises of stock options	32,979	—	3,312	—	—
Non-cash equity-based compensation expense	—	—	28,709	—	—
Currency translation adjustment	—	—	—	—	(1,874)
Balance at January 1, 2023	35,419,718	$354	$9,693	$(4,194,418)	$(4,694)

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 1,	January 2,	January 3,
	2023	2022	2021
Cash flows from operating activities:
Net income	$452,263	$510,467	$491,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,251	72,923	65,038
Refranchising gain	(21,173)	—	—
Loss on sale/disposal of assets	1,813	1,189	2,922
Amortization of debt issuance costs	5,645	7,509	5,526
Provision for deferred income taxes	253	1,988	14,424
Non-cash equity-based compensation expense	28,709	28,670	24,244
Excess tax benefits from equity-based compensation	(2,169)	(18,911)	(60,364)
Provision for losses on accounts and notes receivable	3,536	659	2,134
Unrealized gain on investments	—	(36,758)	—
Changes in operating assets and liabilities:
Changes in accounts receivable	(6,333)	(8,107)	(33,334)
Changes in inventories, prepaid expenses and other	(17,059)	(9,420)	(24,959)
Changes in accounts payable and accrued liabilities	(36,605)	51,346	68,954
Changes in insurance reserves	1,507	6,216	5,544
Changes in operating lease assets and liabilities	2,174	1,210	2,592
Changes in advertising fund assets and liabilities, restricted	(17,495)	45,225	28,777
Net cash provided by operating activities	475,317	654,206	592,794
Cash flows from investing activities:
Capital expenditures	(87,234)	(94,172)	(88,768)
Proceeds from sale of assets	41,089	16	174
Purchases of franchise operations and other assets	(6,814)	—	—
Purchase of investments	—	(49,082)	(40,000)
Other	(722)	515	(333)
Net cash used in investing activities	(53,681)	(142,723)	(128,927)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	120,000	1,850,000	158,000
Repayments of long-term debt and finance lease obligations	(175,676)	(910,212)	(202,058)
Proceeds from exercise of stock options	3,312	19,682	30,970
Purchases of common stock	(293,740)	(1,320,902)	(304,590)
Tax payments for restricted stock upon vesting	(10,720)	(6,820)	(6,803)
Payments of common stock dividends and equivalents	(157,531)	(139,399)	(121,925)
Cash paid for financing costs	(1,594)	(14,938)	—
Other	—	(244)	—
Net cash used in financing activities	(515,949)	(522,833)	(446,406)
Effect of exchange rate changes on cash	(963)	(316)	761
Change in cash and cash equivalents, restricted cash and cash equivalents	(95,276)	(11,666)	18,222

Cash and cash equivalents, beginning of period	148,160	168,821	190,615
Restricted cash and cash equivalents, beginning of period	180,579	217,453	209,269
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	161,741	115,872	84,040
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	490,480	502,146	483,924

Cash and cash equivalents, end of period	60,356	148,160	168,821
Restricted cash and cash equivalents, end of period	191,289	180,579	217,453
Cash and cash equivalents included in advertising fund assets, restricted, end of period	143,559	161,741	115,872
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$395,204	$490,480	$502,146

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except percentages, share and per share amounts)

(1)
Description of Business and Summary of Significant Accounting Policies

Description of Business

Domino’s Pizza, Inc. (“DPI”), a Delaware corporation, conducts its operations and derives substantially all of its income from operations and cash provided by operating activities through its wholly-owned subsidiary, Domino’s, Inc. (“Domino’s”) and Domino’s wholly-owned subsidiary, Domino’s Pizza LLC (“DPLLC”). DPI and its wholly-owned subsidiaries (collectively, the “Company”) are primarily engaged in the following business activities: (i) retail sales of food through Company-owned Domino’s Pizza stores; (ii) sales of food, equipment and supplies to franchised Domino’s Pizza stores through Company-owned supply chain centers in the U.S. and Canada; (iii) receipt of royalties, advertising contributions and fees from U.S. Domino’s Pizza franchisees; and (iv) receipt of royalties and fees from international Domino’s Pizza franchisees.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2022 fiscal year ended on January 1, 2023, the 2021 fiscal year ended on January 2, 2022 and the 2020 fiscal year ended on January 3, 2021. The 2022 and 2021 fiscal years each consisted of fifty-two weeks and the 2020 fiscal year consisted of fifty-three weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at January 1, 2023 included $141.2 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of the Company’s asset-backed securitization structure, $49.9 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash. As of January 1, 2023, the Company also held $143.6 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.

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

The Company also monitors its off-balance sheet exposures under its letters of credit (Note 3), lease guarantees (Note 5) and surety bonds. Total conditional commitments under surety bonds were $14.7 million and $15.3 million as of January 1, 2023 and January 2, 2022, respectively. None of these arrangements has had or is likely to have a material effect on the Company’s results of operations, financial condition, revenues, expenses or liquidity.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventories at January 1, 2023 and January 2, 2022 were comprised of the following:

	January 1, 2023	January 2, 2022
Food	$74,052	$61,994
Equipment and supplies	7,518	6,334
Inventories	$81,570	$68,328

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, taxes, deposits, notes receivable, software licenses, implementation costs for cloud-based computing arrangements, covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions.

Other long-term assets included implementation costs for cloud-based computing arrangements (primarily related to certain enterprise systems) of $11.9 million and $10.6 million, net of accumulated amortization of $3.5 million and $1.7 million as of January 1, 2023 and January 2, 2022, respectively. Amortization expense for implementation costs for cloud-based computing arrangements was $1.9 million, $1.3 million and $0.4 million in 2022, 2021 and 2020, respectively.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense are recorded using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are generally as follows (in years):

Buildings	20
Leasehold and other improvements	5 – 15
Equipment	3 – 15

Depreciation and amortization expense on property, plant and equipment was $51.8 million, $48.6 million and $42.0 million in 2022, 2021 and 2020, respectively.

Impairments of Long-Lived Assets

The Company evaluates the potential impairment of long-lived assets at least annually based on various analyses including, on an annual basis, the projection of undiscounted cash flows and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the Company determines that the carrying amount of an asset (or asset group) may not be recoverable, the Company compares the net carrying value of the asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, the Company estimates the fair value of the assets. If the carrying amount of the asset exceeds the estimated fair value of the asset, an impairment loss is recognized, and the asset is written down to its estimated fair value. There were no triggering events in 2022, 2021 and 2020 and accordingly, the Company did not record any impairment losses on long-lived assets in 2022, 2021 and 2020.

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

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2022, 2021 and 2020.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software, which range from one to ten years. Capitalized software amortization expense was $28.5 million, $24.3 million and $23.0 million in 2022, 2021 and 2020, respectively.

As of January 1, 2023, scheduled amortization for capitalized software that had been placed in service as of January 1, 2023 is as follows in the table below. As of January 1, 2023, the Company also had $19.4 million of capitalized software that had not yet been placed in service.

2023	$22,657
2024	16,250
2025	10,336
2026	7,286
2027	6,506
Thereafter	25,990
$89,025

Equity Investments Without Readily Determinable Fair Values

Equity investments without readily determinable fair values are recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments (Note 4). These amounts are recorded in investments in the Company’s consolidated balance sheet. Any adjustments to the carrying amount are recognized in other income in the Company’s consolidated statements of income.

The Company evaluates the potential impairment of its investments based on various analyses including financial results and operating trends, implied values from recent similar transactions and other relevant available information, including the contractual terms of the Company’s investment thereof. If the carrying amount of the investment exceeds the estimated fair value of the investment, an impairment loss is recognized, and the investment is written down to its estimated fair value.

Debt Issuance Costs

Debt issuance costs are recorded as a reduction to the Company’s debt balance and primarily include the expenses incurred by the Company as part of the 2021, 2019, 2018, 2017 and 2015 Recapitalizations. Refer to Note 3 for a description of the 2021, 2019, 2018, 2017 and 2015 Recapitalizations. Amortization is recorded on a straight-line basis (which is materially consistent with the effective interest method) over the expected terms of the respective debt instrument to which the costs relate and is included in interest expense. Debt issuance cost amortization expense was $5.6 million, $7.5 million and $5.5 million in 2022, 2021 and 2020, respectively.

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

Casualty insurance reserves relating to the Company's retention programs are based on undiscounted actuarial estimates. These estimates are based on historical information and on certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company generally receives estimates of outstanding casualty insurance exposures from its independent actuary twice per year and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. The Company had reserves for these programs of $57.6 million and $56.5 million as of January 1, 2023 and January 2, 2022, respectively.

In addition, the Company maintains reserves for its share of employee health costs as part of the health care benefits offered to its employees. Reserves are based on estimated claims incurred that have not yet been paid, based on historical claims and payment lag times.

Contract Liabilities

Contract liabilities consist primarily of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $5.5 million and $5.4 million were included in current other accrued liabilities as of January 1, 2023 and January 2, 2022, respectively. Deferred franchise fees and deferred development fees of $22.7 million and $24.3 million were included in long-term other accrued liabilities as of January 1, 2023 and January 2, 2022, respectively.

Changes in deferred franchise fees and deferred development fees in 2022 and 2021 were as follows:

	Fiscal Year Ended
	January 1, 2023	January 2, 2022
Deferred franchise fees and deferred development fees, beginning of period	$29,694	$19,090
Revenue recognized during the period	(6,654)	(5,845)
New deferrals due to cash received and other	5,185	16,449
Deferred franchise fees and deferred development fees, end of period	$28,225	$29,694

The Company expects to recognize revenue associated with deferred franchise fees and deferred development fees as follows in the table below. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations.

2023	$5,510
2024	5,200
2025	4,847
2026	4,458
2027	2,942
Thereafter	5,268
$28,225

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for income, sales, property and other taxes, legal reserves, operating expenses, dividends payable, deferred compensation, unredeemed gift cards and contract liabilities. The Company had $29.2 million and $23.8 million included in other current accrued liabilities related to unredeemed gift cards as of January 1, 2023 and January 2, 2022, respectively.

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

International franchise royalties and fees are primarily comprised of royalties and fees from Domino’s Pizza franchisees outside of the U.S. Royalty revenues are recognized when the items are delivered to or carried out by franchisees’ customers. Franchise fees received from international franchisees are recognized as revenue on a straight-line basis over the term of each respective franchise store agreement, which is typically ten years. Development fees received from international master franchisees are also deferred when amounts are received and are recognized as revenue on a straight-line basis over the term of the respective master franchise agreement, which is typically ten years. International franchise fee revenues primarily relate to per-transaction technology fees that are recognized as the related sales occur. International franchise royalties and fees are invoiced at least quarterly and payments are generally due within 60 days.

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

Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with U.S. and Canadian franchisees that purchase all of their food from the Company’s supply chain centers. These profit-sharing arrangements generally offer Company-owned stores and participating franchisees 50% (or a higher percentage in the case of Company-owned stores and certain franchisees who operate a larger number of stores) of the pre-tax profit from the Company’s supply chain center operations. Profit-sharing obligations are recorded as a reduction to supply chain revenues in the same period as the related revenues and costs are recorded, and were $110.0 million, $148.3 million and $169.0 million in 2022, 2021 and 2020, respectively.

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

Advertising

U.S. stores are generally required to contribute 6% of sales to DNAF. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as DNAF is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand. U.S. franchise advertising costs expended by DNAF are included in U.S. franchise advertising expenses in the Company’s consolidated statements of income. Advertising costs funded by Company-owned stores are generally expensed as incurred and are included in general and administrative expense. Contributions from Company-owned stores that have not yet been expended are included in advertising fund assets, restricted on the Company’s consolidated balance sheets.

Advertising expense included $485.3 million, $479.5 million and $462.2 million of U.S. franchise advertising expense in 2022, 2021 and 2020, respectively. Advertising expense also included $33.8 million, $42.1 million and $35.7 million in 2022, 2021 and 2020, respectively, primarily related to advertising costs funded by U.S. Company-owned stores and other general marketing expenses which are included in general and administrative expense in the consolidated statements of income.

As of January 1, 2023, advertising fund assets, restricted of $162.7 million consisted of $143.6 million of cash and cash equivalents, $13.1 million of accounts receivable and $6.0 million of prepaid expenses. As of January 1, 2023, advertising fund cash and cash equivalents included $4.8 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

As of January 2, 2022, advertising fund assets, restricted of $180.9 million consisted of $161.7 million of cash and cash equivalents, $14.5 million of accounts receivable and $4.7 million of prepaid expenses. As of January 2, 2022, advertising fund cash and cash equivalents included $7.2 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters. The Company determines whether an arrangement is or contains a lease at contract inception. The majority of the Company’s leases are classified as operating leases, which are included in operating lease right-of-use assets and operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt on the Company’s consolidated balance sheets.

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

Common Stock Dividends

The Company declared dividends of $157.5 million (or $4.40 per share) in 2022, $139.6 million (or $3.76 per share) in 2021 and $122.2 million (or $3.12 per share) in 2020. The Company paid dividends of $157.5 million, $139.4 million, and $121.9 million in 2022, 2021 and 2020, respectively.

On February 21, 2023, the Company’s Board of Directors declared a quarterly dividend of $1.21 per common share payable on March 30, 2023 to shareholders of record at the close of business on March 15, 2023.

Stock Options and Other Equity-Based Compensation Arrangements

The cost of all of the Company’s stock options, as well as other equity-based compensation arrangements, is reflected in the financial statements based on the estimated fair value of the awards (Note 9).

Earnings Per Share

The Company discloses two calculations of earnings per share (“EPS”): basic EPS and diluted EPS (Note 2). The numerator in calculating common stock basic and diluted EPS is consolidated net income. The denominator in calculating common stock basic EPS is the weighted average shares outstanding. The denominator in calculating common stock diluted EPS includes the additional dilutive effect of outstanding stock options, unvested restricted stock awards and units and unvested performance-based restricted stock awards and units.

Supplemental Disclosures of Cash Flow Information

The Company paid interest of $188.5 million, $174.6 million and $160.6 million during 2022, 2021 and 2020, respectively, on its Notes (Note 3). Cash paid for income taxes was $134.4 million, $106.3 million and $60.4 million in 2022, 2021 and 2020, respectively.

The Company had $6.9 million, $5.4 million and $4.3 million of non-cash investing activities related to accruals for capital expenditures at January 1, 2023, January 2, 2022 and January 3, 2021, respectively. The Company also had $0.1 million, $0.4 million and $0.7 million of non-cash investing activities related to lease incentives in 2022, 2021 and 2020 respectively.

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

Accounting Standards Not Yet Adopted

The Company has considered all new accounting pronouncements issued by the FASB. The Company has not yet adopted the following standard:

ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, updated by ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The Company’s 2021 Variable Funding Notes (Note 3) bear interest at fluctuating interest rates based on LIBOR. However, the associated loan documents provide that after the date on which the administrator for LIBOR permanently or indefinitely ceases to provide all available settings of U.S. dollar LIBOR, any new advances under the 2021 Variable Funding Notes that would otherwise have borne interest based on LIBOR, as well as any existing LIBOR advances for which the interest period has expired, will instead bear interest at a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”), plus a spread adjustment. The loan documents also permit the lenders to effect a transition from LIBOR to Term SOFR at an earlier date, subject to certain conditions. The Company’s 2022 Variable Funding Notes (Note 3) bear interest at fluctuating interest rates based on Term SOFR. ASU 2020-04, as updated by ASU 2022-06, may currently be adopted and may be applied prospectively to contract modifications made on or before December 31, 2024. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(2)
Earnings per Share

The computation of basic and diluted earnings per common share for 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Net income available to common stockholders – basic and diluted	$452,263	$510,467	$491,296
Weighted average number of common shares	35,724,325	37,198,292	38,974,037
Earnings per common share – basic	$12.66	$13.72	$12.61
Diluted weighted average number of common shares	36,093,754	37,691,351	39,640,791
Earnings per common share – diluted	$12.53	$13.54	$12.39

The denominators used in calculating diluted earnings per share for common stock for 2022, 2021 and 2020 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	2022	2021	2020
Anti-dilutive shares underlying stock-based awards
Stock options	115,187	41,215	52,330
Restricted stock awards and units	1,470	1,010	—
Performance condition not met
Restricted stock awards and units	22,353	29,704	68,159

(3)
Recapitalizations and Financing Arrangements

The 2021 Notes, 2019 Notes, 2018 Notes, 2017 Notes and 2015 Notes (each, as defined below) are collectively referred to as the “Notes.” The Company made payments of $51.5 million, $907.0 million and $42.0 million in 2022, 2021 and 2020, respectively on the Notes. The Company borrowed and repaid $120.0 million under its 2021 Variable Funding Notes (as defined below) in 2022 and borrowed and repaid $158.0 million under its 2019 Variable Funding Notes (as defined below) in 2020.

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

The proceeds from the 2021 Recapitalization were used to repay the remaining $291.0 million in outstanding principal under the Company’s 2017 Floating Rate Notes (as defined below) and $582.0 million in outstanding principal under the Company’s 2017 Five-Year Notes (as defined below), prefund a portion of the interest payable on the 2021 Notes, pay transaction fees and expenses and repurchase and retire shares of the Company’s common stock (Note 10).

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

2017 Recapitalization

On July 24, 2017, the Company completed a recapitalization transaction (the “2017 Recapitalization”) in which certain of the Company’s subsidiaries issued notes pursuant to an asset-backed securitization. The notes consisted of $300.0 million Series 2017-1 Floating Rate Senior Secured Notes, Class A-2-I with an anticipated term of five years (the “2017 Floating Rate Notes”), $600.0 million Series 2017-1 3.082% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of five years (the “2017 Five-Year Notes”) and $1.0 billion Series 2017-1 4.118% Fixed Rate Senior Secured Notes, Class A-2-III with an anticipated term of ten years (the “2017 Ten-Year Notes” and, collectively with the 2017 Floating Rate Notes and the 2017 Five-Year Notes, the “2017 Notes”). The interest rate on the 2017 Floating Rate Notes was payable at a rate equal to LIBOR plus 125 basis points. Gross proceeds from the issuance of the 2017 Notes were $1.9 billion.

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

2022 Variable Funding Notes

On September 16, 2022, certain of the Company’s subsidiaries issued a new variable funding note facility which allows for advances of up to $120.0 million of Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2022 Variable Funding Notes”). The facility was undrawn at closing. Interest on the 2022 Variable Funding Notes is payable at a per year rate equal to adjusted Term SOFR plus 150 basis points. The unused portion of the 2022 Variable Funding Notes is subject to a commitment fee of 50 basis points. It is anticipated that any amounts outstanding on the 2022 Variable Funding Notes will be repaid in full on or prior to April 2026, subject to two additional one-year extensions at the option of the Company, subject to certain conditions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the 2022 Variable Funding Notes equal to 5% per annum.

As of January 1, 2023, the Company had no outstanding borrowings and $120.0 million of available borrowing capacity under its 2022 Variable Funding Notes.

2021 Notes

The 2021 Notes have remaining scheduled principal payments of $18.5 million in each of 2023 through 2027, $804.8 million in 2028, $10.0 million in each of 2029 and 2030 and $905.0 million in 2031.

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

As of January 1, 2023, the Company had no outstanding borrowings and $157.8 million of available borrowing capacity under its 2021 Variable Funding Notes, net of letters of credit issued of $42.2 million. As of January 2, 2022, the Company had no outstanding borrowings and $155.8 million of available borrowing capacity under its 2021 Variable Funding Notes, net of letters of credit issued of $44.2 million.

2019 Notes

The 2019 Notes have remaining scheduled principal payments of $6.8 million in each of 2023 through 2028 and $615.9 million in 2029.

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

2018 Notes

The 2018 Notes have remaining scheduled principal payments of $8.3 million in each of 2023 and 2024, $403.5 million in 2025, $4.0 million in 2026 and $368.0 million in 2027.

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

2017 Notes

The 2017 Five-Year Notes and the 2017 Floating Rate Notes were repaid in connection with the 2021 Recapitalization. The 2017 Ten-Year Notes have remaining scheduled principal payments of $10.0 million in each of 2023 through 2026 and $912.5 million in 2027.

The legal final maturity date of the 2017 Ten-Year Notes is October 2047, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2017 Ten-Year Notes will be repaid on or prior to the anticipated repayment date occurring in July 2027. If the Company has not repaid or refinanced the 2017 Ten-Year Notes prior to the applicable anticipated repayment dates, additional interest of at least 5% per annum will accrue, as defined in the related agreements.

2015 Notes

The 2015 Five-Year Notes were repaid in connection with the 2018 Recapitalization. The 2015 Ten-Year Notes have original remaining scheduled principal payments of $8.0 million in 2023 and 2024 and $736.0 million in 2025.

The legal final maturity date of the 2015 Ten-Year Notes is in October 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2015 Ten-Year Notes will be repaid on or prior to the anticipated repayment date occurring in October 2025. If the Company has not repaid or refinanced the 2015 Ten-Year Notes prior to the applicable anticipated repayment date, additional interest of at least 5% per annum will accrue, as defined in the related agreements.

Debt Issuance Costs and Transaction-Related Expenses

During 2022 and in connection with the issuance of the 2022 Variable Funding Notes, the Company capitalized $1.6 million of financing costs, which are recorded in long-term other assets in the Company’s consolidated balance sheets and are being amortized into interest expense over the remaining term of the 2022 Variable Funding Notes.

During 2021 and in connection with the 2021 Recapitalization, the Company incurred approximately $2.8 million of net pre-tax expenses, primarily related to $2.0 million in expense related to the write-off of debt issuance costs associated with the repayment of the 2017 Five-Year Notes and 2017 Floating Rate Notes. The Company also incurred approximately $0.3 million of interest expense on the 2017 Five-Year Notes and the 2017 Floating Rate Notes subsequent to the closing of the Company’s 2021 Recapitalization, but prior to the repayment of the 2017 Five-Year Notes and the 2017 Floating Rate Notes, resulting in the payment of interest on both the 2017 Five-Year Notes and the 2017 Floating Rate Notes as well as the 2021 Notes for a short period of time. Further, the Company incurred $0.5 million of 2021 Recapitalization-related general and administrative expenses, including legal and professional fees. In connection with the 2021 Recapitalization, the Company recorded $14.9 million of debt issuance costs, which are being amortized into interest expense over the respective terms of the 2021 Notes.

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

Consolidated Long-Term Debt

At January 1, 2023 and January 2, 2022, consolidated long-term debt consisted of the following:

	January 1, 2023	January 2, 2022
2015 Ten-Year Notes	$752,000	$760,000
2017 Ten-Year Notes	952,500	962,500
2018 7.5-Year Notes	408,000	412,250
2018 9.25-Year Notes	384,000	388,000
2019 Ten-Year Notes	656,438	663,188
2021 7.5-Year Notes	837,250	845,750
2021 Ten-Year Notes	985,000	995,000
Finance lease obligations	74,199	76,338
Debt issuance costs, net of accumulated amortization of $23.6 million in 2022 and $18.0 million in 2021	(27,154)	(32,800)
Total debt	5,022,233	5,070,226
Current portion of long-term debt	(54,813)	(55,588)
Long-term debt, less current portion	$4,967,420	$5,014,638

At January 1, 2023, maturities of long-term debt and finance lease obligations were as follows:

2023	$54,813
2024	55,527
2025	1,178,812
2026	44,225
2027	1,310,446
Thereafter	2,405,564
$5,049,387

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

The following table summarizes the carrying amounts and fair values of certain assets at January 1, 2023:

	At January 1, 2023
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$23,779	$23,779	$—	$—
Restricted cash equivalents	117,212	117,212	—	—
Investments in marketable securities	13,395	13,395	—	—
Advertising fund cash equivalents, restricted	124,496	124,496	—	—
Investments	125,840	—	—	125,840

The following table summarizes the carrying amounts and fair values of certain assets at January 2, 2022:

	At January 2, 2022
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$87,384	$87,384	$—	$—
Restricted cash equivalents	115,185	115,185	—	—
Investments in marketable securities	15,433	15,433	—	—
Advertising fund cash equivalents, restricted	140,115	140,115	—	—
Investments	125,840	—	—	125,840

During the second quarter of 2020, a subsidiary of the Company acquired a non-controlling interest in DPC Dash Ltd, a privately-held company limited by shares incorporated with limited liability under the laws of the British Virgin Islands (“DPC Dash”), for $40.0 million. Through its subsidiaries, DPC Dash serves as the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. The Company’s investment in DPC Dash’s senior ordinary shares, which are not in-substance common stock, represents an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments.

During the first quarter of 2021, the Company invested an additional $40.0 million in DPC Dash based on DPC Dash’s achievement of certain pre-established performance conditions and recorded a positive adjustment of $2.5 million to the original carrying amount of $40.0 million resulting from the observable change in price from the valuation of the additional investment, resulting in a net carrying amount of $82.5 million as of the end of the first quarter of 2021. During the fourth quarter of 2021, the Company invested an additional $9.1 million in DPC Dash and recorded a positive adjustment of $34.3 million to the carrying amount of $82.5 million resulting from the observable change in price from the valuation of the additional investment. These amounts were recorded in other income in the Company’s consolidated statements of income. The Company did not record any adjustments to the carrying amount of $125.8 million in fiscal 2022.

The following table summarizes the reconciliation of the carrying amount of the Company’s investment in DPC Dash from the opening balance at January 3, 2021 to the closing balance at January 2, 2022.

	Fiscal 2021
	Carrying Amount			Carrying Amount
	January 3,		Unrealized	January 2,
	2021	Purchases	Gain	2022
Investments	$40,000	$49,082	$36,758	$125,840

The following table summarizes the reconciliation of the carrying amount of the Company’s investment in DPC Dash from the opening balance at December 29, 2019 to the closing balance at January 3, 2021.

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

Management estimated the approximate fair values of the Notes as follows:

	January 1, 2023		January 2, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$752,000	$717,408	$760,000	$777,480
2017 Ten-Year Notes	952,500	875,348	962,500	1,000,038
2018 7.5-Year Notes	408,000	385,968	412,250	420,907
2018 9.25-Year Notes	384,000	355,584	388,000	407,788
2019 Ten-Year Notes	656,438	564,536	663,188	693,031
2021 7.5-Year Notes	837,250	695,755	845,750	849,133
2021 Ten-Year Notes	985,000	792,925	995,000	1,017,885

The Company did not have any outstanding borrowings under its variable funding notes at January 1, 2023 or January 2, 2022.

(5)
Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters with expiration dates through 2041.

The components of operating and finance lease cost for 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Operating lease cost	$47,039	$44,913	$44,679

Finance lease cost:
Amortization of right-of-use assets	5,235	4,373	2,186
Interest on lease liabilities	4,369	4,233	3,340
Total finance lease cost	$9,604	$8,606	$5,526

Rent expense totaled $79.6 million, $78.6 million and $73.7 million in 2022, 2021 and 2020, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $7.0 million, $8.0 million and $4.2 million in 2022, 2021 and 2020, respectively. Variable rent expense and rent expense for other short-term leases were immaterial for 2022, 2021 and 2020.

Supplemental balance sheet information related to the Company’s finance leases as of January 1, 2023 and January 2, 2022 was as follows:

	January 1, 2023	January 2, 2022
Land and buildings	$83,902	$86,965
Equipment	1,606	—
Finance lease assets	85,508	86,965
Accumulated depreciation and amortization	(19,405)	(14,423)
Finance lease assets, net	$66,103	$72,542

Current portion of long-term debt	$3,313	$4,088
Long-term debt, less current portion	70,886	72,250
Total principal payable on finance leases	$74,199	$76,338

As of January 1, 2023 and January 2, 2022, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	2022		2021
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Weighted average remaining lease term	7 years	14 years	7 years	15 years
Weighted average discount rate	3.9%	6.0%	3.5%	5.8%

Supplemental cash flow information related to leases for 2022, 2021 and 2020 was as follows:

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45,082	$44,176	$43,679
Operating cash flows from finance leases	4,369	4,233	3,340
Financing cash flows from finance leases	4,176	3,212	2,058
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	64,660	29,549	37,375
Finance leases	478	18,991	42,894

Maturities of lease liabilities as of January 1, 2023 were as follows:

	Operating	Finance
	Leases	Leases
2023	$44,066	$7,471
2024	42,298	8,007
2025	37,360	7,823
2026	35,556	8,489
2027	29,074	7,930
Thereafter	81,025	68,701
Total future minimum rental commitments	269,379	108,421
Less, amounts representing interest	(39,258)	(34,222)
Total lease liabilities	$230,121	$74,199

As of January 1, 2023, the Company had additional leases for one storage warehouse facility and certain supply chain and U.S. Company-owned store vehicles that had not yet commenced with estimated future minimum rental commitments of $48.6 million. These leases are expected to commence in 2023 with lease terms of up to 11 years. These undiscounted amounts are not included in the table above.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $24.5 million and $9.1 million as of January 1, 2023 and January 2, 2022, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.

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

(7)
Income Taxes

Income before provision for income taxes in 2022, 2021 and 2020 consisted of the following:

	2022	2021	2020
U.S.	$560,115	$611,267	$541,646
Foreign	12,718	14,438	13,484
Income before provision for income taxes	$572,833	$625,705	$555,130

The differences between the U.S. Federal statutory income tax provision (using the statutory rate of 21%) and the Company’s consolidated provision for income taxes for 2022, 2021 and 2020 are summarized as follows:

	2022	2021	2020
Federal income tax provision based on the statutory rate	$120,295	$131,398	$116,577
State and local income taxes, net of related Federal income taxes	15,978	15,108	16,660
Non-resident withholding and foreign income taxes	23,276	21,833	18,741
Foreign tax and other tax credits	(19,849)	(23,509)	(19,506)
Foreign derived intangible income	(15,068)	(16,800)	(12,390)
Excess tax benefits from equity-based compensation	(2,169)	(18,911)	(60,364)
Non-deductible expenses, net	3,322	4,501	4,359
Unrecognized tax (benefit) provision, net of related Federal income taxes	(3,788)	4,372	516
Other	(1,427)	(2,754)	(759)
Provision for income taxes	$120,570	$115,238	$63,834

Excess tax benefits from equity-based compensation activity resulted in a decrease in the Company’s provision for income taxes of $2.2 million in 2022, $18.9 million in 2021 and $60.4 million in 2020, primarily due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

The components of the 2022, 2021 and 2020 consolidated provision for income taxes were as follows:

	2022	2021	2020
Provision for Federal income taxes
Current provision	$76,552	$74,910	$19,894
Deferred provision (benefit)	4,125	(2,051)	14,301
Total provision for Federal income taxes	80,677	72,859	34,195
Provision for state and local income taxes
Current provision	20,489	16,507	10,775
Deferred provision (benefit)	577	(461)	123
Total provision for state and local income taxes	21,066	16,046	10,898
Provision for non-resident withholding and foreign income taxes
Current provision	23,276	21,833	18,741
Deferred (benefit) provision	(4,449)	4,500	—
Total provision for non-resident withholding and foreign income taxes	18,827	26,333	18,741
Provision for income taxes	$120,570	$115,238	$63,834

As of January 1, 2023 and January 2, 2022, the significant components of net deferred income taxes were as follows:

	January 1, 2023	January 2, 2022
Deferred income tax assets
Operating lease liabilities	$56,750	$54,478
Accruals and reserves	11,330	15,207
Insurance reserves	13,039	12,867
Non-cash equity-based compensation expense	8,849	7,861
Foreign tax credit	13,464	10,206
Other	12,150	8,158
Deferred income tax assets before valuation allowance	115,582	108,777
Less, valuation allowance	(15,001)	(11,364)
Deferred income tax assets, net	100,581	97,413
Deferred income tax liabilities
Operating lease right-of-use assets	54,057	51,793
Capitalized software	27,443	19,828
Depreciation, amortization and asset basis differences	15,851	18,570
Unrealized gain on investments	9,065	9,035
Deferred income tax liabilities	106,416	99,226
Net deferred income taxes	$(5,835)	$(1,813)

Realization of the Company’s deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Although realization of the Company’s deferred tax assets is not assured, on an ongoing basis, management assesses whether it remains more likely than not the deferred tax assets will be realized.

As of January 1, 2023 and January 2, 2022, the Company had total foreign tax credits of $13.5 million and $10.2 million, respectively, which were fully offset with a corresponding valuation allowance. As of January 1, 2023 and January 2, 2022, the Company also had valuation allowances related to interest deductibility in separately filed states of $1.5 million and $1.2 million, respectively. Management believes the remaining deferred tax assets will be realized.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of January 1, 2023, January 2, 2022 and January 3, 2021 is as follows:

	January 1, 2023	January 2, 2022	January 3, 2021

Unrecognized tax benefits at beginning of period	$7,690	$3,318	$2,802
Additions for tax positions of current year	887	2,611	494
Additions for tax positions of prior years	958	2624	506
Reductions for changes in prior year tax positions	(4,521)	(379)	(178)
Reductions for lapses of applicable statute of limitations	(1,112)	(484)	(306)
Unrecognized tax benefits at end of period	$3,902	$7,690	$3,318

As of January 1, 2023, the amount of unrecognized tax benefits was $3.9 million of which, if ultimately recognized, $3.6 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. As of January 1, 2023, the Company had $0.3 million of accrued interest and no accrued penalties.

As of January 2, 2022, the amount of unrecognized tax benefits was $7.7 million of which, if ultimately recognized, $6.7 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. As of January 2, 2022, the Company had $0.3 million of accrued interest and no accrued penalties.

There are currently no Internal Revenue Service audits in progress for the Company. The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2019, but it varies for state and foreign locations. The Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

(8)
Employee Benefits

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 18 years of age are eligible to participate in the plan. The plan requires the Company to match 100% of the first 5% of each employee’s elective deferrals. The Company’s matching contributions are made in the form of cash and vested immediately. The expenses incurred for Company contributions to the plan were $12.4 million, $12.9 million and $12.0 million in 2022, 2021 and 2020, respectively.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their base salary and up to 80% of their bonus compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2022, 2021 and 2020.

The Company has an employee stock payroll deduction plan (the “ESPDP”). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for at least one year. The Company purchases common stock on the open market for the ESPDP at the current market price. There were 17,378 shares, 16,382 shares and 16,017 shares of common stock in 2022, 2021 and 2020, respectively, purchased on the open market for participating employees at a weighted-average price of $391.23 in 2022, $424.90 in 2021 and $357.54 in 2020. The expenses incurred under the ESPDP were $1.0 million in each of 2022, 2021 and 2020, respectively.

(9)
Equity Incentive Plans

The Company’s current equity incentive plan, named the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”), benefits certain of the Company’s employees and members of the Company’s Board of Directors. As of January 1, 2023, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 2,406,835 shares were authorized for grant but have not been granted.

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

The Company recorded total non-cash compensation expense of $28.7 million, $28.7 million and $24.2 million in 2022, 2021 and 2020, respectively. The Company recorded a deferred tax benefit related to non-cash compensation expense of $4.9 million, $4.3 million and $3.6 million in 2022, 2021 and 2020, respectively.

Stock Options

As of January 1, 2023, the number of stock options granted and outstanding under the 2004 Equity Incentive Plan was 672,142 options. Stock options granted in fiscal 2013 through fiscal 2020 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over four years from the date of grant, generally subject to the holder’s continued employment. Stock options granted in fiscal 2021 and 2022 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over three years from the date of grant, generally subject to the holder’s continued employment. Additionally, all stock options granted become fully exercisable upon vesting. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements.

Stock option activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Stock options at December 29, 2019	1,546,411	$94.21
Stock options granted	52,730	413.80
Stock options forfeited	(9,792)	268.94
Stock options exercised	(756,683)	40.93
Stock options at January 3, 2021	832,666	$160.82
Stock options granted	42,742	367.79
Stock options forfeited	(11,990)	333.61
Stock options exercised	(199,301)	98.76
Stock options at January 2, 2022	664,117	$189.64
Stock options granted	49,716	393.44
Stock options forfeited or expired	(8,712)	375.23
Stock options exercised	(32,979)	100.44
Stock options at January 1, 2023	672,142	$206.69	4.6	$99,869
Exercisable at January 1, 2023	584,860	$181.20	4.0	$99,098

The total intrinsic value of stock options exercised was $8.8 million, $77.4 million and $249.7 million in 2022, 2021 and 2020, respectively. Cash received from the exercise of stock options was $3.3 million, $19.7 million and $31.0 million in 2022, 2021 and 2020, respectively. The tax benefit realized from stock options exercised was $1.9 million, $17.6 million and $59.1 million in 2022, 2021 and 2020, respectively.

The Company recorded total non-cash equity-based compensation expense of $4.2 million, $5.7 million and $6.3 million in 2022, 2021 and 2020, respectively, related to stock option awards. As of January 1, 2023, there was $5.8 million of total unrecognized compensation cost related to unvested stock options granted under the 2004 Equity Incentive Plan which generally will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.

Management estimated the fair value of each option grant made during 2022, 2021 and 2020 as of the date of the grant using the Black-Scholes option pricing method. The risk-free interest rate is based on the estimated expected life and is estimated based on U.S. Treasury Bond rates as of the grant date. The expected life is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price. Option valuation models require the input of highly subjective assumptions and changes in assumptions can significantly affect the estimated fair value of the Company’s stock options.

The weighted average assumptions used in estimating the fair value of each stock option granted in 2022, 2021 and 2020 using the Black-Scholes option pricing method are presented in the following table:

	2022	2021	2020
Risk-free interest rate	2.0%	1.0%	0.3%
Expected life	5.25 years	5.25 years	5.5 years
Expected volatility	31.0%	30.0%	30.0%
Expected dividend yield	1.1%	1.0%	0.8%
Weighted average fair value per stock option	$109.05	$93.46	$105.76

Other Equity-Based Compensation Arrangements

The Company granted 3,792 shares, 3,292 shares and 3,630 shares of restricted stock in 2022, 2021 and 2020, respectively, to members of its Board of Directors. Restricted stock awards granted to members of the Company’s Board of Directors were granted with a fair value equal to the market price of the Company’s common stock on the grant date and generally vest one year from the date of grant, generally subject to the director’s continued service. These awards also contain provisions for accelerated vesting upon the retirement eligibility of holders that have achieved specified service and age requirements. The Company recorded total non-cash equity-based compensation expense of $1.4 million, $1.4 million and $1.2 million in 2022, 2021 and 2020, respectively, related to these restricted stock awards. As of January 1, 2023, there was $0.2 million of total unrecognized compensation cost related to these restricted stock grants.

The Company granted 81,739 and 49,963 restricted stock units in 2022 and 2021, respectively, to certain employees of the Company. These restricted stock units were granted with a fair value equal to the market price of the Company’s common stock on the grant date. These restricted stock units are generally separated into three tranches and have time-based vesting conditions with the last tranche of the award vesting three years from the grant date, generally subject to the holder’s continued employment. These awards generally also contain provisions for accelerated vesting upon the retirement eligibility of holders that have achieved specified service and age requirements. The Company recorded total non-cash equity-based compensation expense of $11.1 million and $5.4 million in 2022 and 2021, respectively, related to these restricted stock units. As of January 1, 2023, there was $22.5 million of total unrecognized compensation cost related to these restricted stock units.

The Company granted 8,921 and 6,546 performance-based restricted stock units in 2022 and 2021, respectively, to certain employees of the Company. These restricted stock units were granted with a fair value equal to the market price of the Company’s common stock on the grant date, adjusted for the estimated fair value of the market condition included in the award. These performance-based restricted stock units may vest three years from the date of grant, generally subject to the holder’s continued employment, and have time and performance-based vesting conditions which provide for potential payouts of the target award amount between zero percent and two hundred percent, based on the Company’s three-year cumulative achievement as compared to the specified target performance conditions. The performance-based restricted stock units also include provisions for a potential modifier (upward or downward) based on the Company’s cumulative three-year common stock total shareholder return performance relative to that of a pre-established peer group. These awards also contain provisions for accelerated vesting of the time-based vesting condition upon the retirement eligibility of holders that have achieved specified service and age requirements. Management estimated the fair value of each performance-based restricted stock unit using a Monte-Carlo simulation pricing method. The risk-free interest rate is based on the estimated expected life and is estimated based on U.S. Treasury Bond rates as of the grant date. The Monte-Carlo simulation also includes assumptions for expected volatility based principally on the historical volatility of the Company’s share price, as well as the correlation of the Company’s share price as compared to that of the pre-established peer group. The Company recorded total non-cash equity-based compensation expense of $3.4 million and $1.4 million in 2022 and 2021, respectively, related to these performance-based restricted stock units. As of January 1, 2023, there was $5.5 million of total estimated unrecognized compensation cost based on current attainment projections related to these performance-based restricted stock units.

The weighted average assumptions used in estimating the fair value of each performance-based restricted stock unit granted in 2022 and 2021 using the Monte-Carlo simulation pricing method are presented in the following table:

	2022	2021
Risk-free interest rate	1.9%	0.3%
Expected life	2.81 years	2.75 years
Expected volatility	33.2%	33.9%
Weighted average fair value per performance-based restricted stock unit	$396.87	$375.85

The Company granted 39,150 shares of performance-based restricted stock in 2020 to certain employees of the Company. These performance-based restricted stock awards are separated into four tranches and have time-based and performance-based vesting conditions with the last tranche vesting four years from the issuance date, generally subject to the holder’s continued employment. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements. These awards are considered granted for accounting purposes when the performance target is established, which is generally in the fourth quarter of each year. The Company recorded total non-cash equity-based compensation expense of $8.0 million, $12.7 million and $14.6 million in 2022, 2021 and 2020, respectively, related to these awards. As of January 1, 2023, there was an estimated $4.2 million of total unrecognized compensation cost related to performance-based restricted stock.

In 2018, the Company granted 28,570 shares of restricted stock to two executives of the Company. These awards had a fair value equal to the market price of the Company’s common stock on the grant date and vested in 2022, four years from the date of the grant. The Company recorded total non-cash equity-based compensation expense of $0.6 million in 2022, and $2.1 million in each of 2021 and 2020 related to these restricted stock awards.

Activity related to restricted stock awards and units and performance-based restricted stock awards and units awarded under the 2004 Equity Incentive Plan is summarized as follows in the table below. The unrecognized compensation cost related to restricted stock awards and units and performance-based restricted stock awards and units is expected to be recognized over a weighted average period of 2.1 years.

	Shares	Weighted Average Grant Date Fair Value (1)
Nonvested at December 29, 2019	171,070	$251.29
Shares granted	42,780	398.08
Shares forfeited	(8,345)	273.70
Shares vested	(58,743)	221.58
Nonvested at January 3, 2021	146,762	$304.69
Shares granted	59,801	382.79
Shares forfeited	(12,924)	340.94
Shares vested	(48,378)	287.41
Nonvested at January 2, 2022	145,261	$339.37
Shares granted	94,452	389.49
Shares forfeited	(18,563)	375.36
Shares vested	(75,506)	312.90
Nonvested at January 1, 2023	145,644	$381.00

(1)
The weighted average grant date fair value for performance-based restricted stock awards granted in 2020 was calculated based on the market price on the grant dates.
(10)
Capital Structure

On October 4, 2019, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. On February 24, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company’s common stock, which was fully utilized in connection with the ASR Agreement, described below. On July 20, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company's common stock, which replaced the previously approved and fully utilized $1.0 billion share repurchase program. As of January 1, 2023, the Company had $410.4 million remaining under its $1.0 billion authorization for repurchases of shares of the Company’s common stock. The Company’s share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from the Company’s recapitalization transactions and borrowings under the Company’s variable funding notes. The Company’s policy is to recognize the difference between the purchase price and par value of the common stock in additional paid-in capital. In instances where there is no additional paid-in capital, the difference is recognized in retained deficit.

During 2022, 2021 and 2020, the Company repurchased 739,847 shares, 2,912,558 shares and 838,871 shares of the Company’s common stock for $293.7 million, $1.32 billion and $304.6 million, respectively.

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

As of January 1, 2023, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at January 1, 2023 and January 2, 2022 were as follows:

	January 1, 2023	January 2, 2022
Voting	35,416,526	36,135,081
Non-Voting	3,192	3,192
Total Common Stock	35,419,718	36,138,273

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

The tables below summarize the financial information concerning the Company’s reportable segments for fiscal 2022, 2021 and 2020. Intersegment revenues are comprised of sales of food, equipment and supplies from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income below primarily includes corporate administrative costs that are not allocable to a reportable segment, including labor, computer expenses, professional fees, travel and entertainment, rent, insurance and other corporate administrative costs. The “Other” column as it relates to capital expenditures primarily includes capitalized software, certain equipment and leasehold improvements for the Company's corporate offices.

	U.S. Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2022	$1,487,409	$2,898,069	$295,007	$(143,327)	$—	$4,537,158
2021	1,498,360	2,699,863	298,036	(138,886)	—	4,357,373
2020	1,451,003	2,552,795	249,757	(136,144)	—	4,117,411
Segment Income
2022	$438,604	$208,799	$236,144	N/A	$(26,022)	$857,525
2021	454,875	229,877	241,873	N/A	(42,926)	883,699
2020	435,089	238,420	197,602	N/A	(53,265)	817,846
Capital Expenditures
2022	$9,830	$34,625	$—	N/A	$44,384	$88,839
2021	13,680	37,063	—	N/A	44,894	95,637
2020	15,319	36,229	—	N/A	35,371	86,919

The following table reconciles total Segment Income to income before provision for income taxes:

	2022	2021	2020
Total Segment Income	$857,525	$883,699	$817,846
Depreciation and amortization	(80,251)	(72,923)	(65,038)
Refranchising gain	21,173	—	—
Loss on sale/disposal of assets	(1,813)	(1,189)	(2,922)
Non-cash equity-based compensation expense	(28,709)	(28,670)	(24,244)
Recapitalization-related expenses	—	(509)	—
Income from operations	767,925	780,408	725,642
Other income	—	36,758	—
Interest income	3,162	345	1,654
Interest expense	(198,254)	(191,806)	(172,166)
Income before provision for income taxes	$572,833	$625,705	$555,130

The following table summarizes the Company’s identifiable asset information by reportable segment as of January 1, 2023 and January 2, 2022:

	January 1, 2023	January 2, 2022
U.S. stores	$288,149	$340,984
Supply chain	614,168	558,251
International franchise	36,874	41,279
Unallocated	663,030	731,302
Total assets	$1,602,221	$1,671,816

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

The following table summarizes the Company’s goodwill balance by reportable segment as of January 1, 2023 and January 2, 2022:

	January 1, 2023	January 2, 2022
U.S. stores	$10,696	$13,967
Supply chain	1,067	1,067
Consolidated goodwill	$11,763	$15,034

(12)
Company-owned Store Transactions

During 2022, the Company purchased 23 U.S. franchised stores in Michigan from certain of the Company’s existing U.S. franchisees for $6.8 million, which included $4.0 million of intangibles, $1.7 million of equipment and leasehold improvements and $1.1 million of goodwill.

Also during 2022, the Company refranchised 114 U.S. Company-owned stores in Arizona and Utah for proceeds of $41.1 million. In connection with the refranchising of the stores, the Company recorded a $21.2 million pre-tax gain on the sale of the related assets and liabilities, including a $4.3 million reduction in goodwill. The net gain on the sale of these stores was recorded in refranchising gain in the Company’s consolidated statements of income.

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

(c)
Management’s Annual Report on Internal Control over Financial Reporting.

The management of Domino’s Pizza, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 1, 2023 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 1, 2023. The effectiveness of the Company’s internal control over financial reporting as of January 1, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers.

Name	Age	Position
Russell J. Weiner	54	Chief Executive Officer and Director
Joseph H. Jordan	49	President, U.S. and Global Services
Sandeep Reddy	52	Executive Vice President, Chief Financial Officer
Arthur P. D’Elia	45	Executive Vice President, International
Kelly E. Garcia	47	Executive Vice President, Chief Technology Officer
Frank R. Garrido	52	Executive Vice President, U.S. Operations and Support
Cynthia A. Headen	54	Executive Vice President, Supply Chain Services
Kevin S. Morris	62	Executive Vice President, General Counsel and Corporate Secretary
Lisa V. Price	50	Executive Vice President, Chief Human Resources Officer

Russell J. Weiner has served as Domino’s Chief Executive Officer since May 2022. Prior to becoming CEO, Mr. Weiner served as Chief Operating Officer and President, Domino’s U.S. from July 2020 to April 2022, Chief Operating Officer and President of the Americas from July 2018 to July 2020, President, Domino’s USA from October 2014 to July 2018 and joined Domino’s as Executive Vice President and Chief Marketing Officer in September 2008. Prior to joining Domino’s, Mr. Weiner held various marketing positions at PepsiCo, Inc. from 1998 to 2008, most recently serving as Vice President of Marketing, Colas for Pepsi-Cola North America. Mr. Weiner has served on Domino’s Board of Directors since May 2022 when he was elected in conjunction with his appointment as Chief Executive Officer. Mr. Weiner also serves on the Board of Directors of The Clorox Company.

Joseph H. Jordan has served as Domino’s President, U.S. and Global Services since May 2022. Mr. Jordan previously served as Executive Vice President of International from April 2018 to April 2022, Senior Vice President and Chief Marketing Officer from May 2015 to April 2018, and joined Domino’s as Vice President of Innovation in September 2011. Prior to joining Domino’s, Mr. Jordan served most recently as Senior Director of Marketing at Pepsi-Cola North America where he worked for six years, held marketing roles at Philips Electronics and Unilever and was a consultant for Accenture. Mr. Jordan also serves on the Board of Directors of DPC Dash Ltd.

Sandeep Reddy has served as Domino’s Executive Vice President, Chief Financial Officer since April 2022. Prior to joining Domino’s, Mr. Reddy served as Executive Vice President and Chief Financial Officer of Six Flags Entertainment from July 2020 to March 2022, and as Chief Financial Officer of Guess?, Inc. from July 2013 to December 2019, after joining Guess?, Inc. in 2010 as the Vice President and European CFO. From 1997 to 2010, Mr. Reddy held a variety of positions with increasing responsibility for Mattel Inc.

Arthur P. D’Elia has served as Domino’s Executive Vice President, International since May 2022. Mr. D’Elia served as Executive Vice President, Chief Marketing Officer from July 2020 to April 2022 and as Senior Vice President, Chief Marketing Officer from February 2020 to July 2020. Mr. D'Elia joined Domino’s in January 2018 as Senior Vice President, Chief Brand and Innovation Officer. Prior to Domino’s, Mr. D'Elia served as Chief Marketing Officer for Danone Dairy’s UBN business unit from July 2017 to January 2018 after joining Danone U.S. in April 2010, and worked at PepsiCo in corporate strategy, development and marketing for the North American beverage business from June 2003 to March 2010.

Kelly E. Garcia has served as Domino’s Executive Vice President, Chief Technology Officer since October 2020. Prior to his current role, Mr. Garcia served as Senior Vice President, Chief Technology Officer from April 2019 to October 2020. Mr. Garcia joined Domino’s in July 2012 as Vice President, eCommerce Development. Prior to Domino’s, Mr. Garcia was with R.L. Polk & Co. from 2004 to 2012, most recently as Vice President of Business Intelligence and North American Operations. Mr. Garcia also serves on the Board of Directors of Ulta Beauty, Inc.

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

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.'s definitive proxy statement, which will be filed within 120 days of January 1, 2023.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 1, 2023. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 1, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 1, 2023.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of January 1, 2023.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)1. Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)

Consolidated Balance Sheets as of January 1, 2023 and January 2, 2022

Consolidated Statements of Income for the Years Ended January 1, 2023, January 2, 2022 and January 3, 2021

Consolidated Statements of Comprehensive Income for the Years Ended January 1, 2023, January 2, 2022 and January 3, 2021

Consolidated Statements of Stockholders’ Deficit for the Years Ended January 1, 2023, January 2, 2022 and January 3, 2021

Consolidated Statements of Cash Flows for the Years Ended January 1, 2023, January 2, 2022 and January 3, 2021

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

3.2	Certificate of Amendment to the Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 14, 2015).
3.3	Third Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 14, 2022).
4.1	Description of Securities of the Registrant.
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
10.8

Tenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of November 7, 2017 (Incorporated by reference to Exhibit 10.8 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”)).

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
10.13

Fifteenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of July 21, 2021 (Incorporated by reference to Exhibit 10.13 to the registrant's annual report on Form 10-K for the year ended January 2, 2022 (the “2021 10-K”)).

10.14	Sixteenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of July 21, 2021 (Incorporated by reference to Exhibit 10.14 to the 2021 10-K).
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

10.17*	Second Amendment to the Domino’s Pizza Deferred Compensation Plan effective February 8, 2013 (Incorporated by reference to Exhibit 10.5 to the 2012 10-K).
10.18*	Third Amendment to the Domino’s Pizza Deferred Compensation Plan effective as of October 11, 2022.
10.19*

Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 22, 2009 (the “March 2009 10-Q”)).

10.20*	Form of Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the 2012 10-K).
10.21*	Form of 2013 Special Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to the 2012 10-K).
10.22*	Form of Director Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2009 10-Q).
10.23*	Form of Amendment to Existing Director Stock Option Grants (Incorporated by reference to Exhibit 10.5 to the March 2009 10-Q).
10.24*	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.12 to the 2012 10-K).
10.25*	Form of 2013 Special Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13 to the 2012 10-K).
10.26*	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the 2012 10-K).
10.27*	Form of 2013 Special Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.15 to the 2012 10-K).
10.28*

Form of Domino’s Pizza, Inc. 2004 Equity Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the year ended January 3, 2010).

10.29*

Amended and Restated Domino’s Pizza Senior Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended January 2, 2011).

10.30*

Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan (Incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 29, 2013).

10.31*

First Amendment to the Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan dated as of January 1, 2019 (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 24, 2019).

10.32*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).
10.33*	Form of 2018 Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on January 11, 2018 (the “January 2018 8-K”)).
10.34*

Form of 2021 Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 20, 2021 (the “June 2021 10-Q”)).

10.35*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the June 2021 10-Q).
10.36*	Form of Restricted Stock Unit Award Agreement (three-year vesting) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the June 2021 10-Q).
10.37*

Form of Restricted Stock Unit Award Agreement (two vesting dates) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended September 12, 2021).

10.38*

Form of Restricted Stock Unit Award Agreement (three vesting dates) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the registrant's quarterly report on Form 10-Q for the quarter ended March 27, 2022 (the “March 2022 10-Q”)).

10.39*

Form of Restricted Stock Unit Award Agreement (two-year vesting with acceleration events) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 19, 2022 (the “June 2022 8-K”)).

10.40*

Form of Restricted Stock Unit Award Agreement (three-year vesting with acceleration events) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the June 2022 8-K).

10.41*

Amended and Restated Employment Agreement dated as of February 24, 2022 between Domino’s Pizza, Inc., Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 1, 2022 (the “March 2022 8-K”)).

10.42*	Time Sharing Agreement dated as of February 24, 2022 by and between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.2 to the March 2022 8-K).
10.43*	Employment Agreement dated as of February 25, 2022 by and between Domino’s Pizza LLC and Sandeep Reddy (Incorporated by reference to Exhibit 10.3 to the March 2022 8-K).
10.44*

Employment Agreement dated as of March 14, 2011 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 27, 2011).

10.45*	Employment Agreement dated as of January 8, 2018 between Domino’s Pizza, Inc., Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 to the January 2018 8-K).
10.46*	Time Sharing Agreement dated as of January 8, 2018 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.3 to the January 2018 8-K).
10.47*

Addendum to Employment Agreement effective as of February 24, 2022 by and among Domino’s Pizza, Inc., Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.5 to the March 2022 10-Q).

10.48*

Addendum to Amended and Restated Employment Agreement dated as of June 22, 2018 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 17, 2018 (the “June 2018 10-Q”)).

10.49*

Second Addendum to Amended and Restated Employment Agreement dated as of December 29, 2018 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.39 to the registrant’s annual report on Form 10-K for the year ended December 30, 2018 (the “December 2018 10-K”)).

10.50*

Third Addendum to Amended and Restated Employment Agreement dated as of January 30, 2020 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 22, 2020).

10.51*

Amended and Restated Employment Agreement dated as of March 2, 2022 by and between Domino’s Pizza LLC and Joseph H. Jordan (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2022).

10.52*

Employment Agreement dated as of August 20, 2020 between Domino’s Pizza LLC and Stuart A. Levy (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended September 6, 2020).

10.53*	Separation Agreement dated as of May 19, 2021 between Domino’s Pizza LLC and Stuart A. Levy (Incorporated by reference to Exhibit 10.9 to the June 2021 10-Q).
10.54*	Employment Agreement dated as of December 7, 2016 between Domino’s Pizza LLC and Kevin S. Morris (Incorporated by reference to Exhibit 10.36 to the 2017 10-K).
10.55	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to the June 2022 10-Q).
10.56

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

10.57

First Supplement dated as of September 16, 2013 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on October 22, 2015 (the “October 2015 8-K”)).

10.58	Second Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.2 to the October 2015 8-K).
10.59	Third Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.3 to the October 2015 8-K).
10.60

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

10.61

Fifth Supplement dated as of November 21, 2018 to the Amended and Restated Base Indenture dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary. (Incorporated by reference to Exhibit 10.49 to the registrant’s annual report on Form 10-K for the year ended December 29, 2019).

10.62

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

10.63

Seventh Supplement dated as of December 30, 2021 to the Amended and Restated Base Indenture dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 10.62 to the 2021 10-K).

10.64

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

10.65

Series 2017-1 Supplement dated as of July 24, 2017 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee, Series 2017-1 Securities Intermediary and Calculation Agent (Incorporated by reference to Exhibit 4.2 to the July 2017 8-K).

10.66

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

10.67	Supplemental Indenture, dated November 19, 2019, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP

Holder LLC, each as Co-Issuer of Series 2019-1 3.668% Fixed Rate Senior Secured Notes, Class A-2, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on November 19, 2019 (the “November 2019 8-K”)).

10.68

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

10.69

Series 2022-1 Supplement to the Amended and Restated Base Indenture, dated as of September 16, 2022, by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the registrant's current report on Form 8-K filed on September 16, 2022 (the “September 2022 8-K”)).

10.70

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

10.71

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

10.72

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

10.73

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

10.74

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

10.75

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

10.76

Class A-1 Note Purchase Agreement, dated September 16, 2022, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent (Incorporated by reference to Exhibit 10.1 to the September 2022 8-K).

10.77

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

10.78

Amended and Restated Management Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the March 2012 8-K).

10.79

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

10.80

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

10.81

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

10.82

Amendment No. 4 dated as of December 30, 2021 to the Amended and Restated Management Agreement dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s SPV Guarantor LLC, Domino’s Pizza LLC, as manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.79 to the 2021 10-K).

10.83

Amendment No. 5 dated as of September 16, 2022 to the Amended and Restated Management Agreement dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s SPV Guarantor LLC, Domino’s Pizza LLC, as manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the September 2022 8-K).

10.84	Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the October 2015 8-K).
10.85

Amendment No. 1 dated as of October 21, 2015 to the Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.5 to the October 2015 8-K).

10.86

Amendment No. 2 dated April 16, 2021 to the Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.3 to the April 2021 8-K).

10.87

Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated April 30, 2021 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 3, 2021).

10.88

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

10.89

Agreement dated as of January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2009).

10.90	Board of Directors’ Compensation.
21.1	Subsidiaries of Domino’s Pizza, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 1,	January 2,
	2023	2022
ASSETS
ASSETS:
Cash	$6	$6
Total assets	$6	$6
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Equity in net deficit of subsidiaries	$4,189,065	$4,209,536
Due to subsidiary	6	6
Total liabilities	4,189,071	4,209,542
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 35,419,718 in 2022 and 36,138,273 in 2021 issued and outstanding	354	361
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	9,693	840
Retained deficit	(4,194,418)	(4,207,917)
Accumulated other comprehensive loss	(4,694)	(2,820)
Total stockholders’ deficit	(4,189,065)	(4,209,536)
Total liabilities and stockholders’ deficit	$6	$6

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	For the Years Ended
	January 1,	January 2,	January 3,
	2023	2022	2021
REVENUES	$—	$—	$—
Total revenues	—	—	—
OPERATING EXPENSES	—	—	—
Total operating expenses	—	—	—
INCOME FROM OPERATIONS	—	—	—
Equity earnings in subsidiaries	452,263	510,467	491,296
INCOME BEFORE PROVISION FOR INCOME TAXES	452,263	510,467	491,296
PROVISION FOR INCOME TAXES	—	—	—
NET INCOME	$452,263	$510,467	$491,296
COMPREHENSIVE INCOME	$450,389	$510,071	$492,614
EARNINGS PER SHARE:
Common Stock – basic	$12.66	$13.72	$12.61
Common Stock – diluted	$12.53	$13.54	$12.39

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	January 1,	January 2,	January 3,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$458,679	$538,741	$402,348
CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends from subsidiaries	—	908,698	—
Net cash provided by investing activities	—	908,698	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock dividends and equivalents	(157,531)	(139,399)	(121,925)
Purchases of common stock	(293,740)	(1,320,902)	(304,590)
Other	(7,408)	12,862	24,167
Net cash used in financing activities	(458,679)	(1,447,439)	(402,348)
CHANGE IN CASH	—	—	—
CASH, AT BEGINNING OF PERIOD	6	6	6
CASH, AT END OF PERIOD	$6	$6	$6

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

(2)
Supplemental Disclosures of Cash Flow Information

During 2022, 2021 and 2020, the Parent Company received dividends from its subsidiaries primarily consisting of amounts received to pay dividends and repurchase common stock, and in 2021, such amounts were received in connection with the Company’s recapitalization transaction. See Note 3 to the Company’s consolidated financial statements as filed in this Form 10-K for a description of the Company's recapitalization transactions. In 2021 and in connection with the Company's recapitalization, the amount of dividends received was in excess of current year equity in earnings from its subsidiaries, and thus a portion of these dividends was considered to be a return of investment and is classified as a cash inflow from investing activities.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer
February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ Russell J. Weiner
Russell J. Weiner	Chief Executive Officer and Director
February 23, 2023	(Principal Executive Officer)

/s/ Sandeep Reddy
Sandeep Reddy	Executive Vice President, Chief Financial Officer
February 23, 2023	(Principal Financial Officer)

/s/ Jessica L. Parrish
Jessica L. Parrish	Vice President, Corporate Controller and Treasurer
February 23, 2023

/s/ David A. Brandon
David A. Brandon	Executive Chairman of the Board of Directors
February 23, 2023

/s/ C. Andrew Ballard
C. Andrew Ballard	Director
February 23, 2023

/s/ Andrew B. Balson
Andrew B. Balson	Director
February 23, 2023

/s/ Corie S. Barry
Corie S. Barry	Director
February 23, 2023

/s/ Diana F. Cantor
Diana F. Cantor	Director
February 23, 2023

/s/ Richard L. Federico
Richard L. Federico	Director
February 23, 2023

/s/ James A. Goldman
James A. Goldman	Director
February 23, 2023

/s/ Patricia E. Lopez
Patricia E. Lopez	Director
February 23, 2023