Form 10-Q
period 2023-03-26
DOMINOS PIZZA INC
filed 2023-04-27
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2023

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

As of April 20, 2023, Domino’s Pizza, Inc. had 35,339,030 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 26, 2023	January 1, 2023 (1)
Assets
Current assets:
Cash and cash equivalents	$154,193	$60,356
Restricted cash and cash equivalents	170,798	191,289
Accounts receivable, net	259,163	257,492
Inventories	69,278	81,570
Prepaid expenses and other	34,381	37,287
Advertising fund assets, restricted	139,926	162,660
Total current assets	827,739	790,654
Property, plant and equipment:
Land and buildings	105,581	105,659
Leasehold and other improvements	173,959	172,725
Equipment	342,408	333,787
Construction in progress	19,192	22,536
	641,140	634,707
Accumulated depreciation and amortization	(342,262)	(332,472)
Property, plant and equipment, net	298,878	302,235
Other assets:
Operating lease right-of-use assets	219,630	219,202
Goodwill	11,688	11,763
Capitalized software, net	113,150	108,354
Investments	125,840	125,840
Deferred income tax assets, net	1,869	1,926
Other assets	42,596	42,247
Total other assets	514,773	509,332
Total assets	$1,641,390	$1,602,221
Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$55,228	$54,813
Accounts payable	93,547	89,715
Operating lease liabilities	36,847	34,877
Insurance reserves	30,309	31,435
Dividends payable	43,783	866
Advertising fund liabilities	136,578	157,909
Other accrued liabilities	160,073	167,006
Total current liabilities	556,365	536,621
Long-term liabilities:
Long-term debt, less current portion	4,955,228	4,967,420
Operating lease liabilities	194,193	195,244
Insurance reserves	38,030	40,179
Deferred income tax liabilities	4,760	7,761
Other accrued liabilities	44,587	44,061
Total long-term liabilities	5,236,798	5,254,665
Stockholders’ deficit:
Common stock	353	354
Additional paid-in capital	1,474	9,693
Retained deficit	(4,148,455)	(4,194,418)
Accumulated other comprehensive loss	(5,145)	(4,694)
Total stockholders’ deficit	(4,151,773)	(4,189,065)
Total liabilities and stockholders’ deficit	$1,641,390	$1,602,221

(1) The condensed consolidated balance sheet at January 1, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
	March 26,	March 27,
(In thousands, except per share data)	2023	2022
Revenues:
U.S. Company-owned stores	$84,911	$103,895
U.S. franchise royalties and fees	132,864	122,285
Supply chain	624,226	609,547
International franchise royalties and fees	69,671	68,833
U.S. franchise advertising	112,726	106,589
Total revenues	1,024,398	1,011,149
Cost of sales:
U.S. Company-owned stores	70,572	87,375
Supply chain	568,279	555,150
Total cost of sales	638,851	642,525
Gross margin	385,547	368,624
General and administrative	95,189	97,494
U.S. franchise advertising	112,726	106,589
Refranchising loss	149	—
Income from operations	177,483	164,541
Interest income	2,391	49
Interest expense	(46,547)	(46,872)
Income before provision for income taxes	133,327	117,718
Provision for income taxes	28,557	26,754
Net income	$104,770	$90,964
Earnings per share:
Common stock - basic	$2.96	$2.53
Common stock - diluted	$2.93	$2.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended
	March 26,	March 27,
(In thousands)	2023	2022
Net income	$104,770	$90,964
Currency translation adjustment	(451)	614
Comprehensive income	$104,319	$91,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
	March 26,	March 27,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$104,770	$90,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,170	18,976
Refranchising loss	149	—
Loss on sale/disposal of assets	275	195
Amortization of debt issuance costs	1,292	1,319
(Benefit) provision for deferred income taxes	(3,439)	1,319
Non-cash equity-based compensation expense	7,538	7,265
Excess tax deficiencies (benefits) from equity-based compensation	298	(86)
Provision for losses on accounts and notes receivable	572	1,462
Changes in operating assets and liabilities	7,388	(34,718)
Changes in advertising fund assets and liabilities, restricted	(22,331)	(7,907)
Net cash provided by operating activities	114,682	78,789
Cash flows from investing activities:
Capital expenditures	(19,031)	(12,454)
Purchase of franchise operations and other assets	—	(6,814)
Other	(572)	(1,368)
Net cash used in investing activities	(19,603)	(20,636)
Cash flows from financing activities:
Repayments of long-term debt and finance lease obligations	(13,899)	(13,861)
Proceeds from exercise of stock options	343	266
Purchases of common stock	(30,083)	(47,661)
Tax payments for restricted stock upon vesting	(1,553)	(789)
Payments of common stock dividends and equivalents	(89)	(51)
Net cash used in financing activities	(45,281)	(62,096)
Effect of exchange rate changes on cash	(186)	374
Change in cash and cash equivalents, restricted cash and cash equivalents	49,612	(3,569)

Cash and cash equivalents, beginning of period	60,356	148,160
Restricted cash and cash equivalents, beginning of period	191,289	180,579
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	143,559	161,741
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	395,204	490,480

Cash and cash equivalents, end of period	154,193	164,962
Restricted cash and cash equivalents, end of period	170,798	168,241
Cash and cash equivalents included in advertising fund assets, restricted, end of period	119,825	153,708
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$444,816	$486,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

March 26, 2023

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended January 1, 2023 included in the Company’s 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2023 (the “2022 Form 10-K”).

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter ended March 26, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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

	Fiscal Quarters Ended March 26, 2023 and March 27, 2022
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2023	$330,501	$650,124	$69,671	$(25,898)	$—	$1,024,398
2022	332,769	641,962	68,833	(32,415)	—	1,011,149
Segment Income
2023	$112,683	$48,515	$58,139	N/A	$(15,722)	$203,615
2022	97,292	46,349	55,046	N/A	(7,710)	190,977

In the first quarter of 2023, the Company changed its allocation methodology for certain costs which support certain internally developed software used across the Company’s franchise system. This allocation methodology change was implemented in order to reflect the way the chief operating decision maker allocates resources to the Company’s reportable segments and evaluates segment profitability, including the costs of internally developed software.

The change in allocation methodology of certain software development costs resulted in an estimated increase in U.S. stores Segment Income of $10.1 million, an estimated increase in international franchise Segment Income of $2.0 million and an estimated decrease in other Segment Income of $12.1 million in the first quarter of 2023. The change in allocation methodology of certain software development costs had no impact on revenues, supply chain Segment Income or total Segment Income. The change in allocation methodology for certain software development costs is a prospective change and the comparative information has not been restated.

The following table reconciles total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 26,	March 27,
	2023	2022
Total Segment Income	$203,615	$190,977
Depreciation and amortization	(18,170)	(18,976)
Refranchising loss	(149)	—
Loss on sale/disposal of assets	(275)	(195)
Non-cash equity-based compensation expense	(7,538)	(7,265)
Income from operations	177,483	164,541
Interest income	2,391	49
Interest expense	(46,547)	(46,872)
Income before provision for income taxes	$133,327	$117,718

3. Earnings Per Share

	Fiscal Quarter Ended
	March 26,	March 27,
	2023	2022
Net income available to common stockholders - basic and diluted	$104,770	$90,964
Basic weighted average number of shares	35,391,624	36,000,896
Earnings per share – basic	$2.96	$2.53
Diluted weighted average number of shares	35,708,938	36,435,038
Earnings per share – diluted	$2.93	$2.50

The denominators used in calculating diluted earnings per share for common stock for the fiscal quarters ended March 26, 2023 and March 27, 2022 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	Fiscal Quarter Ended
	March 26,	March 27,
	2023	2022
Anti-dilutive shares underlying stock-based awards
Stock options	231,459	74,152
Restricted stock awards and units	26,975	469
Performance condition not met
Restricted stock awards and units	60,068	42,777

4. Stockholders’ Deficit

The following table summarizes the changes in stockholders’ deficit for the first quarter of 2023.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 1, 2023	35,419,718	$354	$9,693	$(4,194,418)	$(4,694)
Net income	—	—	—	104,770	—
Dividends declared on common stock and equivalents ($1.21 per share)	—	—	—	(43,005)	—
Issuance and cancellation of stock awards, net	14,495	—	—	—	—
Tax payments for restricted stock upon vesting	(5,073)	—	(1,553)	—	—
Purchases of common stock	(100,515)	(1)	(14,547)	(15,802)	—
Exercise of stock options	1,508	—	343	—	—
Non-cash equity-based compensation expense	—	—	7,538	—	—
Currency translation adjustment	—	—	—	—	(451)
Balance at March 26, 2023	35,330,133	$353	$1,474	$(4,148,455)	$(5,145)

Subsequent to the end of the first quarter of 2023, on April 25, 2023, the Company’s Board of Directors declared a $1.21 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2023 to be paid on June 30, 2023.

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

The following tables summarize the carrying amounts and fair values of certain assets at March 26, 2023 and January 1, 2023:

	At March 26, 2023
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$112,975	$112,975	$—	$—
Restricted cash equivalents	122,896	122,896	—	—
Investments in marketable securities	14,622	14,622	—	—
Advertising fund cash equivalents, restricted	100,768	100,768	—	—
Investments	125,840	—	—	125,840

	At January 1, 2023
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$23,779	$23,779	$—	$—
Restricted cash equivalents	117,212	117,212	—	—
Investments in marketable securities	13,395	13,395	—	—
Advertising fund cash equivalents, restricted	124,496	124,496	—	—
Investments	125,840	—	—	125,840

The Company holds a non-controlling interest in DPC Dash Ltd (“DPC Dash”), the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. The Company’s investment in DPC Dash’s senior ordinary shares, which are not in-substance common stock, represents an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments. The Company did not record any adjustments to the carrying amount of its investment in DPC Dash of $125.8 million in the first quarter of 2023 or 2022.

Subsequent to the end of the first quarter of 2023, on March 28, 2023, DPC Dash completed its initial public offering on the Hong Kong Exchange (HK: 1405) at a price of HK$46.00 per share, at which point the Company’s 18,101,019 senior ordinary shares automatically converted to ordinary shares pursuant to the terms of the investment. The Company is required to hold the ordinary shares for at least 360 days from the date of the initial public offering. Beginning in the second quarter of 2023, the Company will account for its investment as a trading security and will record it at fair value at the end of each reporting period, with gains and losses recorded in other income or expense in its condensed consolidated statements of income.

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

Management estimated the approximate fair values of the Company's 2015, 2017, 2018, 2019 and 2021 notes as follows:

	March 26, 2023		January 1, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$750,000	$730,500	$752,000	$717,408
2017 Ten-Year Notes	950,000	900,600	952,500	875,348
2018 7.5-Year Notes	406,938	393,102	408,000	385,968
2018 9.25-Year Notes	383,000	366,531	384,000	355,584
2019 Ten-Year Notes	654,750	588,620	656,438	564,536
2021 7.5-Year Notes	835,125	725,724	837,250	695,755
2021 Ten-Year Notes	982,500	828,248	985,000	792,925

The Company did not have any outstanding borrowings under its variable funding notes at March 26, 2023 or January 1, 2023.

6. Revenue Disclosures

Contract Liabilities

Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $5.6 million and $5.5 million were included in current other accrued liabilities as of March 26, 2023 and January 1, 2023, respectively. Deferred franchise fees and deferred development fees of $22.3 million and $22.7 million were included in long-term other accrued liabilities as of March 26, 2023 and January 1, 2023, respectively.

Changes in deferred franchise fees and deferred development fees for the first quarter of 2023 and the first quarter of 2022 were as follows:

	Fiscal Quarter Ended
	March 26,	March 27,
	2023	2022
Deferred franchise fees and deferred development fees, beginning of period	$28,225	$29,694
Revenue recognized during the period	(1,448)	(1,420)
New deferrals due to cash received and other	1,162	1,159
Deferred franchise fees and deferred development fees, end of period	$27,939	$29,433

Advertising Fund Assets

As of March 26, 2023, advertising fund assets, restricted of $139.9 million consisted of $119.8 million of cash and cash equivalents, $13.2 million of accounts receivable and $6.9 million of prepaid expenses. As of March 26, 2023, advertising fund cash and cash equivalents included $3.3 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

As of January 1, 2023, advertising fund assets, restricted of $162.7 million consisted of $143.6 million of cash and cash equivalents, $13.1 million of accounts receivable and $6.0 million of prepaid expenses. As of January 1, 2023, advertising fund cash and cash equivalents included $4.8 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

Change in Advertising Fund Contributions and Technology Fees

Subsequent to the end of the first quarter of 2023, as of March 27, 2023, Domino's National Advertising Fund Inc., the Company’s consolidated not-for-profit advertising subsidiary, effectuated a temporary reduction of 0.25% to its standard 6.0% advertising contribution, which is anticipated to be in effect for at least one year. Concurrently, the Company also increased the U.S. digital per-transaction technology fees that are recognized as the related U.S. franchise retail sales occur by $0.08 to $0.395 for the same time period.

7. Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters with expiration dates through 2041.

The components of operating and finance lease cost for the first quarter of 2023 and the first quarter of 2022 were as follows:

	Fiscal Quarter Ended
	March 26,	March 27,
	2023	2022
Operating lease cost	$10,808	$10,275
Finance lease cost:
Amortization of right-of-use assets	1,199	1,208
Interest on lease liabilities	983	1,104
Total finance lease cost	$2,182	$2,312

Rent expense totaled $19.3 million and $18.9 million in the first quarter of 2023 and the first quarter of 2022, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.4 million and $2.2 million in the first quarter of 2023 and the first quarter of 2022, respectively. Variable rent expense and rent expense for other short-term leases were immaterial in both the first quarter of 2023 and the first quarter of 2022.

Supplemental balance sheet information related to the Company’s finance leases as of March 26, 2023 and January 1, 2023 was as follows:

	March 26,	January 1,
	2023	2023
Land and buildings	$83,824	$83,902
Equipment	2,501	1,606
Finance lease assets	86,325	85,508
Accumulated depreciation and amortization	(20,591)	(19,405)
Finance lease assets, net	$65,734	$66,103

Current portion of long-term debt	$3,728	$3,313
Long-term debt, less current portion	70,276	70,886
Total principal payable on finance leases	$74,004	$74,199

As of March 26, 2023 and January 1, 2023, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	March 26, 2023		January 1, 2023
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Weighted average remaining lease term	7 years	14 years	7 years	14 years
Weighted average discount rate	4.0%	6.1%	3.9%	6.0%

Supplemental cash flow information related to leases for the first quarter of 2023 and the first quarter of 2022 were as follows:

	Fiscal Quarter Ended
	March 26,	March 27,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,320	$10,637
Operating cash flows from finance leases	983	1,104
Financing cash flows from finance leases	1,024	986
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	9,305	7,758
Finance leases	872	—

Maturities of lease liabilities as of March 26, 2023 were as follows:

	Operating	Finance
	Leases	Leases
2023	$35,586	$5,893
2024	43,630	8,232
2025	38,817	8,048
2026	37,110	8,733
2027	30,478	8,008
Thereafter	85,253	68,420
Total future minimum rental commitments	270,874	107,334
Less, amounts representing interest	(39,834)	(33,330)
Total lease liabilities	$231,040	$74,004

As of March 26, 2023, the Company had additional leases for one storage warehouse facility and certain supply chain and U.S. Company-owned store vehicles that had not yet commenced with estimated future minimum rental commitments of $40.9 million. These leases are expected to commence in 2023 and 2024 with lease terms of up to 11 years. These undiscounted amounts are not included in the table above.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $23.3 million and $24.5 million as of March 26, 2023 and January 1, 2023, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

8. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $6.9 million at March 26, 2023 and $6.9 million at January 1, 2023. As of March 26, 2023, the Company had $0.3 million in non-cash financing activity related to accruals for excise taxes on share repurchases during the first quarter of 2023.

9. Company-owned Store Transactions

During the first quarter of 2023, the Company refranchised one U.S. Company-owned store for proceeds of less than $0.1 million. The pre-tax refranchising loss associated with the sale of the related assets and liabilities, including goodwill, was approximately $0.1 million. The refranchising loss associated with the sale of this store was recorded in refranchising loss in the Company’s condensed consolidated statements of income.

10. New Accounting Pronouncements

Accounting Standards Not Yet Adopted

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”). The Company has not yet completed its assessment of the following standards.

Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, updated by ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The Company’s 2021 variable funding notes bear interest at fluctuating interest rates based on LIBOR. However, the associated loan documents provide that after the date on which the administrator for LIBOR permanently or indefinitely ceases to provide all available settings of U.S. dollar LIBOR, any new advances under the 2021 variable funding notes that would otherwise have borne interest based on LIBOR, as well as any existing LIBOR advances for which the interest period has expired, will instead bear interest at a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”), plus a spread adjustment. The loan documents also permit the lenders to affect a transition from LIBOR to Term SOFR at an earlier date, subject to certain conditions. The Company’s 2022 variable funding notes bear interest at fluctuating interest rates based on Term SOFR. ASU 2020-04, as updated by ASU 2022-06, may currently be adopted and may be applied prospectively to contract modifications made on or before December 31, 2024. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual sale restrictions. ASU 2022-03 also requires disclosure of the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restrictions and the circumstances that could cause a lapse in the restrictions. The Company’s investment in DPC Dash (Note 5) is subject to contractual restrictions that prohibit the sale of the security for 360 days following its initial public offering. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including applicable interim periods and early adoption is permitted. The Company will adopt this accounting standard in the second quarter of 2023 and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2023 and 2022 first quarters referenced herein represent the twelve-week periods ended March 26, 2023 and March 27, 2022, respectively. In this section, we discuss the results of our operations for the first quarter of 2023 as compared to the first quarter of 2022.

Overview

Domino’s is the largest pizza company in the world, with more than 20,000 locations in over 90 markets around the world as of March 26, 2023, and operates two distinct service models within its stores with a significant business in both delivery and carryout. Founded in 1960, we are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large network of franchise owners and Company-owned stores through both the delivery and carryout service models. We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of March 26, 2023.

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

First Quarter of 2023 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 5.9% as compared to the first quarter of 2022. U.S. retail sales increased 5.1% and international retail sales, excluding foreign currency impact, increased 6.5% as compared to the first quarter of 2022.
•
Same store sales increased 3.6% in our U.S. stores and increased 1.2% in our international stores (excluding foreign currency impact).
•
Revenues increased 1.3%.
•
Income from operations increased 7.9%.
•
Net income increased 15.2%.
•
Diluted earnings per share increased 17.2%.

Excluding the negative impact of foreign currency, Domino’s experienced global retail sales growth during the first quarter of 2023. U.S. same store sales increased 3.6% in the first quarter of 2023, rolling over a decline in U.S. same store sales of 3.6% in the first quarter of 2022. The increase in U.S. same store sales was primarily attributable to a higher average ticket per transaction resulting from increases in menu and national offer pricing. In the U.S., we also launched our newest menu item, Domino’s Loaded Tots, in the first quarter of 2023. Additionally, during the first quarter of 2023, we experienced higher supply chain revenues attributable to increases in market basket pricing to stores. International same store sales (excluding foreign currency impact) increased 1.2% during the first quarter of 2023, rolling over an increase in international same store sales (excluding foreign currency impact) of 1.2% in the first quarter of 2022. Our U.S. and international same store sales (excluding foreign currency impact) continue to be pressured by our fortressing strategy, which includes increasing store concentration in certain markets where we compete, as well as from aggressive competitive activity.

We continued our global expansion with the opening of 128 net stores in the first quarter of 2023. We had 22 net stores open in the U.S. and 106 net stores open internationally during the first quarter of 2023.

Overall, we believe our continued global store growth, along with our global retail sales growth (excluding foreign currency impact), emphasis on technology, operations and marketing initiatives, have combined to strengthen our brand.

Statistical Measures

The tables below outline certain statistical measures we utilize to analyze our performance. This historical data is not necessarily indicative of results to be expected for any future period.

Global Retail Sales Growth (excluding foreign currency impact)

Global retail sales growth (excluding foreign currency impact) is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Global retail sales refers to total worldwide retail sales at Company-owned and franchised stores. We believe global retail sales information is useful in analyzing revenues because franchisees pay royalties and, in the U.S., advertising fees that are based on a percentage of franchise retail sales. We review comparable industry global retail sales information to assess business trends and to track the growth of the Domino’s Pizza brand. In addition, supply chain revenues are directly impacted by changes in franchise retail sales in the U.S. and Canada. Retail sales for franchised stores are reported to us by our franchisees and are not included in our revenues. Global retail sales growth, excluding foreign currency impact, is calculated as the change of international local currency global retail sales against the comparable period of the prior year.

	First Quarter of 2023	First Quarter of 2022
U.S. stores	+ 5.1%	(1.4)%
International stores (excluding foreign currency impact)	+ 6.5%	+ 8.4%
Total (excluding foreign currency impact)	+ 5.9%	+ 3.6%

Same Store Sales Growth

Same store sales growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Same store sales growth is calculated for a given period by including only sales from stores that also had sales in the comparable weeks of both periods. International same store sales growth is calculated similarly to U.S. same store sales growth. Changes in international same store sales are reported on a constant dollar basis, which reflects changes in international local currency sales. Same store sales growth for transferred stores is reflected in their current classification.

	First Quarter of 2023	First Quarter of 2022
U.S. Company-owned stores	+ 7.3%	(10.5)%
U.S. franchise stores	+ 3.4%	(3.2)%
U.S. stores	+ 3.6%	(3.6)%
International stores (excluding foreign currency impact)	+ 1.2%	+ 1.2%

Store Growth Activity

Net store growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Net store growth is calculated by netting gross store openings with gross store closures during the period. Transfers between Company-owned stores and franchised stores are excluded from the calculation of net store growth.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at January 1, 2023	286	6,400	6,686	13,194	19,880
Openings	1	24	25	143	168
Closings	(1)	(2)	(3)	(37)	(40)
Transfers	(1)	1	—	—	—
Store count at March 26, 2023	285	6,423	6,708	13,300	20,008
First quarter 2023 net store growth	—	22	22	106	128
Trailing four quarters net store growth	—	111	111	836	947

Income Statement Data

	First Quarter of 2023		First Quarter of 2022
Revenues:
U.S. Company-owned stores	$84.9		$103.9
U.S. franchise royalties and fees	132.9		122.3
Supply chain	624.2		609.5
International franchise royalties and fees	69.7		68.8
U.S. franchise advertising	112.7		106.6
Total revenues	1,024.4	100.0%	1,011.1	100.0%
Cost of sales:
U.S. Company-owned stores	70.6		87.4
Supply chain	568.3		555.2
Total cost of sales	638.9	62.4%	642.5	63.5%
Gross margin	385.5	37.6%	368.6	36.5%
General and administrative	95.2	9.3%	97.5	9.7%
U.S. franchise advertising	112.7	11.0%	106.6	10.5%
Refranchising loss	0.1	0.0%	—	0.0%
Income from operations	177.5	17.3%	164.5	16.3%
Interest expense, net	(44.2)	(4.3)%	(46.8)	(4.7)%
Income before provision for income taxes	133.3	13.0%	117.7	11.6%
Provision for income taxes	28.6	2.8%	26.8	2.6%
Net income	$104.8	10.2%	$91.0	9.0%

Revenues

	First Quarter of 2023		First Quarter of 2022
U.S. Company-owned stores	$84.9	8.3%	$103.9	10.3%
U.S. franchise royalties and fees	132.9	13.0%	122.3	12.1%
Supply chain	624.2	60.9%	609.5	60.3%
International franchise royalties and fees	69.7	6.8%	68.8	6.8%
U.S. franchise advertising	112.7	11.0%	106.6	10.5%
Total revenues	$1,024.4	100.0%	$1,011.1	100.0%

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

U.S. Stores Revenues

	First Quarter of 2023		First Quarter of 2022
U.S. Company-owned stores	$84.9	25.7%	$103.9	31.2%
U.S. franchise royalties and fees	132.9	40.2%	122.3	36.8%
U.S. franchise advertising	112.7	34.1%	106.6	32.0%
Total U.S. Stores	$330.5	100.0%	$332.8	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations decreased $19.0 million, or 18.3%, in the first quarter of 2023 primarily due to a decrease in the average number of U.S. Company-owned stores open during the period resulting from the refranchising of 114 U.S. Company-owned stores in Arizona and Utah in the fourth quarter of 2022 to certain of our U.S. franchisees (the “2022 Store Sale”). This decrease was partially offset by higher same store sales, and to a lesser extent, our purchase of 23 U.S. franchise stores in Michigan in the first quarter of 2022. U.S. Company-owned same store sales increased 7.3% in the first quarter of 2023 and decreased 10.5% in the first quarter of 2022.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $10.6 million, or 8.7%, in the first quarter of 2023 primarily due to an increase in the average number of U.S. franchised stores open during the period resulting from net store growth and the 2022 Store Sale, higher same store sales and an increase in fees paid by our franchisees for the use of our technology platforms. U.S. franchise same store sales increased 3.4% in the first quarter of 2023 and decreased 3.2% in the first quarter of 2022.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising increased $6.1 million, or 5.8%, in the first quarter of 2023 due to an increase in the average number of U.S. franchised stores open during the period resulting from net store growth and the 2022 Store Sale, as well as higher same store sales. These increases were partially offset by approximately $0.9 million more in advertising incentives related to certain brand promotions in the first quarter of 2023 as compared to the first quarter of 2022.

Supply Chain

Supply chain revenues increased $14.7 million, or 2.4%, in the first quarter of 2023 due to higher market basket pricing to stores; however, this increase was partially offset by lower order volumes at our U.S. franchised stores in the first quarter of 2023. The market basket pricing change, a statistical measure utilized by management, is calculated as the percentage change of the market basket purchased by an average U.S. store (based on average weekly unit sales) from our U.S. supply chain centers against the comparable period of the prior year. We believe this measure is important to understanding Company performance because as our market basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate. Our market basket pricing to stores increased 4.6% during the first quarter of 2023, which resulted in an estimated $25.1 million increase in supply chain revenues.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees increased $0.8 million, or 1.2%, in the first quarter of 2023 due primarily to same store sales growth (excluding foreign currency impact) and an increase in the average number of international franchised stores open during the period, resulting from net store growth. The negative impact of changes in foreign currency exchange rates of $4.3 million in the first quarter of 2023 partially offset the increase in international franchise royalties and fees revenues. The impact of changes in foreign currency exchange rates on international franchise royalty revenues, a statistical measure utilized by management, is calculated as the difference in international franchise royalty revenues resulting from translating current year local currency results to U.S. dollars at current year exchange rates as compared to prior year exchange rates. We believe this measure is important to understanding Company performance given the significant variability in international franchise royalty revenues that can be driven by changes in foreign currency exchange rates.

Excluding the impact of foreign currency exchange rates, international franchise same store sales increased 1.2% in the first quarter of 2023 and increased 1.2% in the first quarter of 2022.

Cost of Sales / Gross Margin

	First Quarter of 2023		First Quarter of 2022
Total revenues	$1,024.4	100.0%	$1,011.1	100.0%
Total cost of sales	638.9	62.4%	642.5	63.5%
Gross margin	$385.5	37.6%	$368.6	36.5%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs. Consolidated gross margin (which we define as revenues less cost of sales) increased $16.9 million, or 4.6%, in the first quarter of 2023, due primarily to higher global franchise revenues. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. Additionally, as our market basket prices fluctuate, our revenues and gross margin percentages in our supply chain segment also fluctuate; however, actual product-level dollar margins remain unchanged.

As a percentage of revenues, the consolidated gross margin increased 1.1 percentage points in the first quarter of 2023. U.S. Company-owned store gross margin increased 1.0 percentage point in the first quarter of 2023. Supply chain gross margin increased 0.1 percentage points in the first quarter of 2023. These changes in gross margin are described in more detail below.

U.S. Company-Owned Store Gross Margin

	First Quarter of 2023		First Quarter of 2022
Revenues	$84.9	100.0%	$103.9	100.0%
Cost of sales	70.6	83.1%	87.4	84.1%
Store gross margin	$14.3	16.9%	$16.5	15.9%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) decreased $2.2 million, or 13.2%, in the first quarter of 2023, due primarily to the 2022 Store Sale. As a percentage of store revenues, the U.S. Company-owned store gross margin increased 1.0 percentage point in the first quarter of 2023. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs decreased 1.5 percentage points to 29.4% in the first quarter of 2023 driven primarily by higher sales leverage as a result of increases in menu and national offer pricing as well as the impact of the 2022 Store Sale due to higher average food costs in the markets in which the sold stores operated.
•
Labor costs increased 0.5 percentage points to 31.3% in the first quarter of 2023 due primarily to continued investments in frontline team member wage rates in our U.S. Company-owned stores in the first quarter of 2023.

Supply Chain Gross Margin

	First Quarter of 2023		First Quarter of 2022
Revenues	$624.2	100.0%	$609.5	100.0%
Cost of sales	568.3	91.0%	555.2	91.1%
Supply chain gross margin	$55.9	9.0%	$54.4	8.9%

Supply chain gross margin increased $1.5 million, or 2.8%, in the first quarter of 2023. As a percentage of supply chain revenues, the supply chain gross margin increased 0.1 percentage points in the first quarter of 2023, due primarily to procurement productivity. This increase was partially offset by higher food costs as a percentage of supply chain revenues.

General and Administrative Expenses

General and administrative expenses decreased $2.3 million, or 2.4%, in the first quarter of 2023, driven primarily by lower professional fees and travel costs. These decreases were partially offset by higher labor costs.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses increased $6.1 million, or 5.8%, in the first quarter of 2023, consistent with the increase in U.S. franchise advertising revenues. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand, and these revenues cannot be used for general corporate purposes.

Interest Expense, Net

Interest expense, net decreased $2.7 million, or 5.7%, in the first quarter of 2023 driven by higher interest income on our cash equivalents. Our weighted average borrowing rate increased to 3.8% in the first quarter of 2023 from 3.7% in the first quarter of 2022.

Provision for Income Taxes

Provision for income taxes increased $1.8 million, or 6.7%, in the first quarter of 2023 due to higher income before provision for income taxes, partially offset by a lower effective tax rate. The effective tax rate decreased to 21.4% during the first quarter of 2023 as compared to 22.7% in the first quarter of 2022, driven in part by a higher foreign derived intangible income deduction and higher foreign tax credits.

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

In the first quarter of 2023, we changed our allocation methodology for certain costs which support certain internally developed software used across our franchise system. The change in allocation methodology of certain software development costs resulted in an estimated increase in U.S. stores Segment Income of $10.1 million, an estimated increase in international franchise Segment Income of $2.0 million and an estimated decrease in other Segment Income of $12.1 million in the first quarter of 2023.

	First Quarter of 2023	First Quarter of 2022
U.S. stores	$112.7	$97.3
Supply chain	48.5	46.3
International franchise	58.1	55.0
Other	(15.7)	(7.7)

U.S. Stores

U.S. stores Segment Income increased $15.4 million, or 15.8%, in the first quarter of 2023, primarily due to the change in allocation methodology for certain software development costs, as well as higher U.S. franchise royalties and fees revenues, each as discussed above. These increases were partially offset by the $2.2 million decrease in U.S. Company-owned store gross margin, as discussed above. U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income.

Supply Chain

Supply chain Segment Income increased $2.2 million, or 4.7%, in the first quarter of 2023, primarily due to the $1.5 million increase in supply chain gross margin described above.

International Franchise

International franchise Segment Income increased $3.1 million, or 5.6%, in the first quarter of 2023, primarily due to the change in allocation methodology for certain software development costs as well as higher international franchise royalties and fees revenues, each as discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income.

Other

Other Segment Income decreased $8.0 million, or 103.9%, in the first quarter of 2023, due primarily to the change in allocation methodology for certain software development costs, as well as higher labor cost. These increases were partially offset by lower professional fees and travel costs.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. These factors allow us to manage our working capital and our ongoing cash flows from operations to invest in our business and other strategic opportunities, pay dividends and repurchase and retire shares of our common stock. As of March 26, 2023, we had working capital of $97.2 million, excluding restricted cash and cash equivalents of $170.8 million, advertising fund assets, restricted, of $139.9 million and advertising fund liabilities of $136.6 million. Working capital includes total unrestricted cash and cash equivalents of $154.2 million.

Our primary sources of liquidity are cash flows from operations and availability of borrowings under our 2022 and 2021 Variable Funding Notes (as defined below). During the first quarter of 2023, we experienced an increase in both U.S. and international same store sales (excluding foreign currency impact) versus the comparable periods in the prior year. Additionally, both our U.S. and international businesses grew store counts during the first quarter of 2023. These factors contributed to our continued ability to generate positive operating cash flows. In addition to our cash flows from operations, we have two variable funding note facilities. The facilities include our Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2022 Variable Funding Notes”), which allows for advances of up to $120.0 million, as well as our 2021 variable funding note facility (the “2021 Variable Funding Notes,” and, together with the 2022 Variable Funding Notes, the “2022 and 2021 Variable Funding Notes”), which allows for advances of up to $200.0 million of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes and certain other credit instruments, including letters of credit. The letters of credit primarily relate to our casualty insurance programs and certain supply chain center leases. As of March 26, 2023, we had no outstanding borrowings and $277.8 million of available borrowing capacity under our 2022 and 2021 Variable Funding Notes, net of letters of credit issued of $44.2 million.

We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, excess cash from our recapitalization transactions and available borrowings under our 2022 and 2021 Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business and other strategic opportunities, service our indebtedness, pay dividends and repurchase shares of our common stock.

Our ability to continue to fund these items and continue to service our debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our 2022 Form 10-K. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under our 2022 and 2021 Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our outstanding senior notes and to service, extend or refinance our 2022 and 2021 Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Restricted Cash

As of March 26, 2023, we had $119.8 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $50.8 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $170.8 million of restricted cash and cash equivalents. As of March 26, 2023, we also held $119.8 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

As of March 26, 2023, we had approximately $5.01 billion of long-term debt, of which $55.2 million was classified as a current liability. As of March 26, 2023, our fixed rate notes from the recapitalizations we completed in 2021, 2019, 2018, 2017 and 2015 had original scheduled principal payments of $38.6 million in the remainder of 2023, $51.5 million in 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031.

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

Share Repurchase Programs

Our share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our 2022 and 2021 Variable Funding Notes. On July 20, 2021, our Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of our common stock.

During the first quarter of 2023, we repurchased and retired 100,515 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $30.1 million. As of March 26, 2023, we had a total remaining authorized amount for share repurchases of approximately $380.3 million.

Dividends

On February 21, 2023, our Board of Directors declared a $1.21 per share quarterly dividend on our outstanding common stock for shareholders of record as of March 15, 2023, which was paid on March 30, 2023. We had approximately $43.8 million accrued for common stock dividends at March 26, 2023. Subsequent to the end of the first quarter, on April 25, 2023, our Board of Directors declared a $1.21 per share quarterly dividend on our outstanding common stock for shareholders of record as of June 15, 2023, to be paid on June 30, 2023.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

(In millions)	First Quarter of 2023	First Quarter of 2022
Cash flows provided by (used in)
Net cash provided by operating activities	$114.7	$78.8
Net cash used in investing activities	(19.6)	(20.6)
Net cash used in financing activities	(45.3)	(62.1)
Effect of exchange rate changes on cash	(0.2)	0.4
Change in cash and cash equivalents, restricted cash and cash equivalents	$49.6	$(3.6)

Operating Activities

Cash provided by operating activities increased $35.9 million in the first quarter of 2023, primarily due to the positive impact of changes in operating assets and liabilities of $42.5 million. The positive impact of changes in operating assets and liabilities primarily related to the timing of payments on accrued liabilities as well as the timing and pricing of inventory in the first quarter of 2023 as compared to the first quarter of 2022. The increase in cash provided by operating activities was partially offset by a $14.4 million negative impact of changes in advertising fund assets and liabilities, restricted, in the first quarter of 2023 as compared to the first quarter of 2022 due to payments for advertising activities outpacing receipts for advertising contributions. Additionally, net income increased $13.8 million; however, this included a $6.0 million decrease in non-cash adjustments, resulting in an overall increase to cash provided by operating activities in the first quarter of 2023 as compared to the first quarter of 2022 of $7.8 million.

Investing Activities

Cash used in investing activities was $19.6 million in the first quarter of 2023, which primarily consisted of $19.0 million of capital expenditures (driven primarily by investments in technological initiatives, supply chain centers and corporate store operations).

Financing Activities

Cash used in financing activities was $45.3 million in the first quarter of 2023, which primarily consisted of the repurchase of approximately $30.1 million in common stock under our Board of Directors-approved share repurchase program, repayments of long-term debt and finance lease obligations of $13.9 million and tax payments for the vesting of restricted stock of $1.6 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $0.3 million.

Critical Accounting Estimates

For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K. The Company considers its most significant accounting policies and estimates to be long-lived assets, casualty insurance reserves and income taxes. There have been no material changes to the Company’s critical accounting estimates since January 1, 2023.

Forward-Looking Statements

This filing contains various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “may,” “will,” “plans,” “predicts,” “projects,” “seeks,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, our anticipated profitability, estimates in same store sales growth, store growth and the growth of our U.S. and international business in general, our ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our expectations are more fully described under the section headed “Risk Factors” in this filing and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our 2022 Form 10-K for the fiscal year ended January 1, 2023. Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our substantial increased indebtedness as a result of our recapitalization transactions and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future; the impact a downgrade in our credit rating may have on our business, financial condition and results of operations; our future financial performance and our ability to pay principal and interest on our indebtedness; the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry, including the food service and food delivery markets; our ability to successfully implement our growth strategy; labor shortages or changes in operating expenses resulting from increases in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs or negative economic conditions; our ability to manage difficulties associated with or related to the ongoing COVID-19 pandemic and the effects of COVID-19 and related regulations and policies on our business and supply chain, including impacts on the availability of labor; the effectiveness of our advertising, operations and promotional initiatives; shortages, interruptions or disruptions in the supply or delivery of fresh food products and store equipment; the impact of social media and other consumer-oriented technologies on our business, brand and reputation; the impact of new or improved technologies and alternative methods of delivery on consumer behavior; new product, digital ordering and concept developments by us, and other food-industry competitors; our ability to maintain good relationships with and attract new franchisees, and franchisees’ ability to successfully manage their operations without negatively impacting our royalty payments and fees or our brand’s reputation; our ability to successfully implement cost-saving strategies; our ability and that of our franchisees to successfully operate in the current and future credit environment; changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence or negative economic conditions in general; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation and maintain demand for new stores; the impact that widespread illness, health epidemics or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate; changes in foreign currency exchange rates; changes in income tax rates; our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel; our ability to find and/or retain suitable real estate for our stores and supply chain centers; changes in government legislation and regulations, including changes in laws and regulations regarding information privacy, payment methods and consumer protection and social media; adverse legal judgments or settlements; food-borne illness or contamination of products or food tampering or other events that may impact our reputation; data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees; the impact that environmental, social and governance matters may have on our business and reputation; the effect of war, terrorism, catastrophic events or climate change; our ability to pay dividends and repurchase shares; changes in consumer tastes, spending and traffic patterns and demographic trends; changes in accounting policies; and adequacy of our insurance coverage. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. All forward-looking statements speak only as of the date of this filing and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or other applicable law, we will not undertake, and specifically disclaim, any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this filing, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on the forward-looking statements included in this filing or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into our 2022 and 2021 Variable Funding Notes and, at March 26, 2023, we are exposed to interest rate risk on borrowings under our 2022 and 2021 Variable Funding Notes. As of March 26, 2023, we had no outstanding borrowings under our 2021 and 2022 Variable Funding Notes.

Our 2021 Variable Funding Notes bear interest at fluctuating interest rates based on LIBOR. Our 2021 Variable Funding Notes loan documents provide that after the date on which the administrator for LIBOR permanently or indefinitely ceases to provide all available settings of U.S. dollar LIBOR, any new advances under the 2021 Variable Funding Notes that would otherwise have borne interest based on LIBOR, as well as any existing LIBOR advances for which the interest period has expired, will instead bear interest at a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”), plus a spread adjustment, that in each case have been selected or recommended by the Board of Governors of the Federal Reserve System or the Federal Reserve Bank of New York. The loan documents also permit the lenders to affect a transition from LIBOR to Term SOFR at an earlier date, subject to certain conditions. Because the composition and characteristics of Term SOFR are not the same as those of LIBOR, there can be no assurance that Term SOFR will perform the same way LIBOR would have at any given time or for any applicable period. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. Additionally, a rising interest rate environment could result in higher interest expense due on borrowings under our 2021 Variable Funding Notes, as well as on our 2022 Variable Funding Notes, which bear interest at fluctuating interest rates that are based on Term SOFR.

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

Foreign Currency Exchange Risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.8% of our total revenues in the first quarter of 2023 and the first quarter of 2022 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. We estimate that a hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $6.1 million in the first quarter of 2023.

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

During the quarterly period ended March 26, 2023, there were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes with respect to those risk factors previously disclosed in Item 1A “Risk Factors” in Part I of our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program (2)
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #1 (January 2, 2023 to January 29, 2023)	1,521	$339.16	—	$410,358
Period #2 (January 30, 2023 to February 26, 2023)	1,308	355.60	—	410,358
Period #3 (February 27, 2023 to March 26, 2023)	103,707	299.29	100,515	380,275
Total	106,536	$300.55	100,515	$380,275

(1)

6,021 shares in the first quarter of 2023 were purchased as part of the Company’s employee stock payroll deduction plan. During the first quarter of 2023, the shares were purchased at an average price of $321.69.

(2)

On July 20, 2021, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. As of March 26, 2023, $380.3 million remained available for future purchases of the Company’s common stock under this share repurchase program.

Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan dated as of February 21, 2023.
10.2	Form of 2023 Performance-Based Restricted Stock Unit Award Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.
10.3	Form of 2023 Restricted Stock Unit Award Agreement (three-year vesting) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.
10.4	Form of 2023 Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.
10.5	Form of 2023 Restricted Stock Unit Award Agreement (three vesting dates) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.
10.6	Form of 2023 Restricted Stock Unit Award Agreement (two vesting dates) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.
10.7	Form of 2023 Restricted Stock Unit Award Agreement for Directors under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
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

DOMINO’S PIZZA, INC. (Registrant)
Date: April 27, 2023	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer (Principal Financial Officer)