Form 10-Q
period 2023-06-18
DOMINOS PIZZA INC
filed 2023-07-24
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 18, 2023

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

As of July 17, 2023, Domino’s Pizza, Inc. had 35,094,304 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 18, 2023	January 1, 2023 (1)
Assets
Current assets:
Cash and cash equivalents	$77,020	$60,356
Restricted cash and cash equivalents	189,694	191,289
Accounts receivable, net	260,024	257,492
Inventories	65,627	81,570
Prepaid expenses and other	53,201	37,287
Advertising fund assets, restricted	154,052	162,660
Total current assets	799,618	790,654
Property, plant and equipment:
Land and buildings	105,847	105,659
Leasehold and other improvements	175,944	172,725
Equipment	351,927	333,787
Construction in progress	15,089	22,536
	648,807	634,707
Accumulated depreciation and amortization	(352,872)	(332,472)
Property, plant and equipment, net	295,935	302,235
Other assets:
Operating lease right-of-use assets	213,817	219,202
Goodwill	11,688	11,763
Capitalized software, net	119,299	108,354
Investment in DPC Dash	110,876	125,840
Deferred income tax assets, net	2,492	1,926
Other assets	42,445	42,247
Total other assets	500,617	509,332
Total assets	$1,596,170	$1,602,221
Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$55,745	$54,813
Accounts payable	90,688	89,715
Operating lease liabilities	37,611	34,877
Insurance reserves	30,197	31,435
Dividends payable	43,586	866
Advertising fund liabilities	150,365	157,909
Other accrued liabilities	139,336	167,006
Total current liabilities	547,528	536,621
Long-term liabilities:
Long-term debt, less current portion	4,944,678	4,967,420
Operating lease liabilities	188,694	195,244
Insurance reserves	36,507	40,179
Deferred income tax liabilities	1,242	7,761
Other accrued liabilities	44,087	44,061
Total long-term liabilities	5,215,208	5,254,665
Stockholders’ deficit:
Common stock	351	354
Additional paid-in capital	3,370	9,693
Retained deficit	(4,166,520)	(4,194,418)
Accumulated other comprehensive loss	(3,767)	(4,694)
Total stockholders’ deficit	(4,166,566)	(4,189,065)
Total liabilities and stockholders’ deficit	$1,596,170	$1,602,221

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

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 18,	June 19,	June 18,	June 19,
(In thousands, except per share data)	2023	2022	2023	2022
Revenues:
U.S. Company-owned stores	$87,694	$112,502	$172,605	$216,397
U.S. franchise royalties and fees	139,268	128,098	272,132	250,383
Supply chain	615,711	646,586	1,239,937	1,256,133
International franchise royalties and fees	70,495	66,915	140,166	135,748
U.S. franchise advertising	111,459	111,081	224,185	217,670
Total revenues	1,024,627	1,065,182	2,049,025	2,076,331
Cost of sales:
U.S. Company-owned stores	71,423	94,065	141,995	181,440
Supply chain	548,548	584,852	1,116,827	1,140,002
Total cost of sales	619,971	678,917	1,258,822	1,321,442
Gross margin	404,656	386,265	790,203	754,889
General and administrative	97,794	97,070	192,983	194,564
U.S. franchise advertising	111,459	111,081	224,185	217,670
Refranchising loss	—	—	149	—
Income from operations	195,403	178,114	372,886	342,655
Other expense	(14,964)	—	(14,964)	—
Interest income	2,537	219	4,928	268
Interest expense	(44,932)	(44,851)	(91,479)	(91,723)
Income before provision for income taxes	138,044	133,482	271,371	251,200
Provision for income taxes	28,664	30,989	57,221	57,743
Net income	$109,380	$102,493	$214,150	$193,457
Earnings per share:
Common stock - basic	$3.11	$2.85	$6.07	$5.38
Common stock - diluted	$3.08	$2.82	$6.02	$5.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 18,	June 19,	June 18,	June 19,
(In thousands)	2023	2022	2023	2022
Net income	$109,380	$102,493	$214,150	$193,457
Currency translation adjustment	1,378	(1,684)	927	(1,070)
Comprehensive income	$110,758	$100,809	$215,077	$192,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
	June 18,	June 19,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$214,150	$193,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,731	37,093
Refranchising loss	149	—
Loss on sale/disposal of assets	402	448
Amortization of debt issuance costs	2,578	2,631
(Benefit) provision for deferred income taxes	(7,596)	2,490
Non-cash equity-based compensation expense	17,065	15,738
Excess tax benefits from equity-based compensation	(133)	(174)
Provision for losses on accounts and notes receivable	1,166	2,326
Unrealized loss on investments	14,964	—
Changes in operating assets and liabilities	(33,794)	(102,935)
Changes in advertising fund assets and liabilities, restricted	(3,391)	2,341
Net cash provided by operating activities	242,291	153,415
Cash flows from investing activities:
Capital expenditures	(37,980)	(32,664)
Purchase of franchise operations and other assets	—	(6,814)
Other	(1,211)	(435)
Net cash used in investing activities	(39,191)	(39,913)
Cash flows from financing activities:
Repayments of long-term debt and finance lease obligations	(27,186)	(27,528)
Proceeds from exercise of stock options	1,051	526
Purchases of common stock	(120,847)	(97,661)
Tax payments for restricted stock upon vesting	(3,068)	(2,395)
Payments of common stock dividends and equivalents	(42,930)	(39,662)
Net cash used in financing activities	(192,980)	(166,720)
Effect of exchange rate changes on cash	494	(635)
Change in cash and cash equivalents, restricted cash and cash equivalents	10,614	(53,853)

Cash and cash equivalents, beginning of period	60,356	148,160
Restricted cash and cash equivalents, beginning of period	191,289	180,579
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	143,559	161,741
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	395,204	490,480

Cash and cash equivalents, end of period	77,020	114,353
Restricted cash and cash equivalents, end of period	189,694	158,215
Cash and cash equivalents included in advertising fund assets, restricted, end of period	139,104	164,059
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$405,818	$436,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 18, 2023

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 18, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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

	Fiscal Quarters Ended June 18, 2023 and June 19, 2022
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2023	$338,421	$641,481	$70,495	$(25,770)	$—	$1,024,627
2022	351,681	683,298	66,915	(36,712)	—	1,065,182
Segment Income
2023	$123,592	$60,026	$58,865	N/A	$(18,865)	$223,618
2022	104,055	53,633	52,890	N/A	(5,621)	204,957

	Two Fiscal Quarters Ended June 18, 2023 and June 19, 2022
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2023	$668,922	$1,291,605	$140,166	$(51,668)	$—	$2,049,025
2022	684,450	1,325,260	135,748	(69,127)	—	2,076,331
Segment Income
2023	$236,275	$108,541	$117,004	N/A	$(34,587)	$427,233
2022	201,347	99,982	107,936	N/A	(13,331)	395,934

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

The change in allocation methodology of certain software development costs resulted in an estimated increase in U.S. stores Segment Income of $15.8 million, an estimated increase in international franchise Segment Income of $1.9 million and an estimated decrease in other Segment Income of $17.7 million in the second quarter of 2023. The change in allocation methodology of certain software development costs resulted in an estimated increase in U.S. stores Segment Income of $25.9 million, an estimated increase in international franchise Segment Income of $3.8 million and an estimated decrease in other Segment Income of $29.7 million in the two fiscal quarters of 2023. The change in allocation methodology of certain software development costs had no impact on revenues, supply chain Segment Income or total Segment Income. The change in allocation methodology for certain software development costs is a prospective change and the comparative information has not been restated.

The following table reconciles total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 18,	June 19,	June 18,	June 19,
	2023	2022	2023	2022
Total Segment Income	$223,618	$204,957	$427,233	$395,934
Depreciation and amortization	(18,561)	(18,117)	(36,731)	(37,093)
Refranchising loss	—	—	(149)	—
Loss on sale/disposal of assets	(127)	(253)	(402)	(448)
Non-cash equity-based compensation expense	(9,527)	(8,473)	(17,065)	(15,738)
Income from operations	195,403	178,114	372,886	342,655
Other expense	(14,964)	—	(14,964)	—
Interest income	2,537	219	4,928	268
Interest expense	(44,932)	(44,851)	(91,479)	(91,723)
Income before provision for income taxes	$138,044	$133,482	$271,371	$251,200

3. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 18,	June 19,	June 18,	June 19,
	2023	2022	2023	2022
Net income available to common stockholders - basic and diluted	$109,380	$102,493	$214,150	$193,457
Basic weighted average number of shares	35,199,067	35,915,102	35,295,346	35,957,999
Earnings per share – basic	$3.11	$2.85	$6.07	$5.38
Diluted weighted average number of shares	35,492,423	36,296,277	35,601,335	36,368,297
Earnings per share – diluted	$3.08	$2.82	$6.02	$5.32

The denominators used in calculating diluted earnings per share for common stock for the fiscal quarters and two fiscal quarters each ended June 18, 2023 and June 19, 2022 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 18,	June 19,	June 18,	June 19,
	2023	2022	2023	2022
Anti-dilutive shares underlying stock-based awards
Stock options	227,276	120,540	229,156	120,540
Restricted stock awards and units	35,064	67,677	36,378	346
Performance condition not met
Restricted stock awards and units	59,675	42,710	59,675	42,710

4. Stockholders’ Deficit

The following table summarizes the changes in stockholders’ deficit for the second quarter of 2023.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at March 26, 2023	35,330,133	$353	$1,474	$(4,148,455)	$(5,145)
Net income	—	—	—	109,380	—
Dividends declared on common stock and equivalents ($1.21 per share)	—	—	—	(42,645)	—
Issuance and cancellation of stock awards, net	14,078	—	—	—	—
Tax payments for restricted stock upon vesting	(4,596)	—	(1,515)	—	—
Purchases of common stock	(292,030)	(2)	(6,824)	(84,800)	—
Exercise of stock options	10,000	—	708	—	—
Non-cash equity-based compensation expense	—	—	9,527	—	—
Currency translation adjustment	—	—	—	—	1,378
Balance at June 18, 2023	35,057,585	$351	$3,370	$(4,166,520)	$(3,767)

The following table summarizes the changes in stockholders’ deficit for the two fiscal quarters of 2023.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 1, 2023	35,419,718	$354	$9,693	$(4,194,418)	$(4,694)
Net income	—	—	—	214,150	—
Dividends declared on common stock and equivalents ($2.42 per share)	—	—	—	(85,650)	—
Issuance and cancellation of stock awards, net	28,573	—	—	—	—
Tax payments for restricted stock upon vesting	(9,669)	—	(3,068)	—	—
Purchases of common stock	(392,545)	(3)	(21,371)	(100,602)	—
Exercise of stock options	11,508	—	1,051	—	—
Non-cash equity-based compensation expense	—	—	17,065	—	—
Currency translation adjustment	—	—	—	—	927
Balance at June 18, 2023	35,057,585	$351	$3,370	$(4,166,520)	$(3,767)

Subsequent to the end of the second quarter of 2023, on July 20, 2023, the Company’s Board of Directors declared a $1.21 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2023 to be paid on September 29, 2023.

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

Fair Value of Cash Equivalents and Marketable Securities

The fair values of the Company’s cash equivalents and investments in marketable securities are based on quoted prices in active markets for identical assets.

Fair Value of Investments

The Company holds a non-controlling interest in DPC Dash Ltd (“DPC Dash”), the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. Prior to March 28, 2023, the Company’s investment in DPC Dash’s senior ordinary shares, which were not in-substance common stock, represented an equity investment without a readily determinable fair value and was recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments.

On March 28, 2023, DPC Dash completed its initial public offering on the Hong Kong Exchange (HK: 1405), at which point the Company’s 18,101,019 DPC Dash senior ordinary shares automatically converted to DPC Dash ordinary shares pursuant to the terms of the investment. The Company is required to hold the DPC Dash ordinary shares for at least 360 days from the date of the initial public offering. Beginning in the second quarter of 2023, the Company accounts for its investment in DPC Dash as a trading security and records it at fair value at the end of each reporting period, with gains and losses recorded in other income or expense in its condensed consolidated statements of income.

As of June 18, 2023, the fair value of the Company’s investment in DPC Dash is based on the active exchange quoted price for the equity security of HK$47.90 per share. The Company recorded an adjustment to the carrying amount of its investment in DPC Dash of $15.0 million in the second quarter of 2023, with the loss recorded in other expense in its condensed consolidated statements of income. As of January 1, 2023, the fair value of the Company’s investment in DPC Dash was not readily determinable and was categorized in Level 3 of the fair value hierarchy. The Company did not record any adjustments to the carrying amount of its investment in the first quarter of 2023 or the two fiscal quarters of 2022. The Company transferred its investment from Level 3 to Level 1 on March 28, 2023, concurrent with DPC Dash’s initial public offering.

The following tables summarize the carrying amounts and fair values of certain assets at June 18, 2023 and January 1, 2023:

	At June 18, 2023
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$32,110	$32,110	$—	$—
Restricted cash equivalents	119,501	119,501	—	—
Investments in marketable securities	14,742	14,742	—	—
Advertising fund cash equivalents, restricted	118,505	118,505	—	—
Investment in DPC Dash	110,876	110,876	—	—

	At January 1, 2023
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$23,779	$23,779	$—	$—
Restricted cash equivalents	117,212	117,212	—	—
Investments in marketable securities	13,395	13,395	—	—
Advertising fund cash equivalents, restricted	124,496	124,496	—	—
Investment in DPC Dash	125,840	—	—	125,840

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

Management estimated the approximate fair values of the Company’s 2015, 2017, 2018, 2019 and 2021 notes as follows:

	June 18, 2023		January 1, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$748,000	$715,088	$752,000	$717,408
2017 Ten-Year Notes	947,500	878,333	952,500	875,348
2018 7.5-Year Notes	405,875	384,770	408,000	385,968
2018 9.25-Year Notes	382,000	357,170	384,000	355,584
2019 Ten-Year Notes	653,063	572,736	656,438	564,536
2021 7.5-Year Notes	833,000	706,384	837,250	695,755
2021 Ten-Year Notes	980,000	803,600	985,000	792,925

The Company did not have any outstanding borrowings under its variable funding notes at June 18, 2023 or January 1, 2023.

6. Revenue Disclosures

Contract Liabilities

Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $5.5 million and $5.5 million were included in current other accrued liabilities as of June 18, 2023 and January 1, 2023, respectively. Deferred franchise fees and deferred development fees of $21.4 million and $22.7 million were included in long-term other accrued liabilities as of June 18, 2023 and January 1, 2023, respectively.

Changes in deferred franchise fees and deferred development fees for the two fiscal quarters of 2023 and the two fiscal quarters of 2022 were as follows:

	Two Fiscal Quarters Ended
	June 18,	June 19,
	2023	2022
Deferred franchise fees and deferred development fees, beginning of period	$28,225	$29,694
Revenue recognized during the period	(2,716)	(2,855)
New deferrals due to cash received and other	1,400	2,448
Deferred franchise fees and deferred development fees, end of period	$26,909	$29,287

Advertising Fund Assets

As of June 18, 2023, advertising fund assets, restricted of $154.1 million consisted of $139.1 million of cash and cash equivalents, $10.0 million of accounts receivable and $5.0 million of prepaid expenses. As of June 18, 2023, advertising fund cash and cash equivalents included $3.7 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

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

Change in Advertising Fund Contributions and Technology Fees

Beginning in the second quarter of 2023, as of March 27, 2023, Domino's National Advertising Fund Inc., the Company’s consolidated not-for-profit advertising subsidiary, effectuated a temporary reduction of 0.25% to its standard 6.0% advertising contribution, which is anticipated to be in effect for at least one year from the effective date. Concurrently, the Company also increased the U.S. digital per-transaction technology fees that are recognized as the related U.S. franchise retail sales occur by $0.08 to $0.395 for the same time period.

Subsequent Events

Subsequent to the end of the second quarter of 2023, the Company entered into a new global agreement with Uber (NYSE:UBER) to allow customers to order Domino’s products through the Uber Eats and Postmates apps with delivery by the Company and its franchisees’ delivery experts. The Company expects the U.S. rollout of this agreement to be enabled by the end of fiscal 2023.

7. Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters with expiration dates through 2041.

The components of operating and finance lease cost for the second quarter and two fiscal quarters of 2023, and the second quarter and two fiscal quarters of 2022 were as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 18,	June 19,	June 18,	June 19,
	2023	2022	2023	2022
Operating lease cost	$10,867	$10,789	$21,675	$21,064
Finance lease cost:
Amortization of right-of-use assets	1,313	1,195	2,512	2,403
Interest on lease liabilities	1,015	732	1,998	1,836
Total finance lease cost	$2,328	$1,927	$4,510	$4,239

Rent expense totaled $19.7 million and $39.0 million in the second quarter and two fiscal quarters of 2023, respectively. Rent expense totaled $19.0 million and $37.9 million in the second quarter and two fiscal quarters of 2022, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.3 million and $2.7 million in the second quarter and two fiscal quarters of 2023, respectively. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.6 million and $3.8 million in the second quarter and two fiscal quarters of 2022, respectively. Variable rent expense and rent expense for other short-term leases were immaterial in both the second quarter and two fiscal quarters of 2023 and 2022.

Supplemental balance sheet information related to the Company’s finance leases as of June 18, 2023 and January 1, 2023 was as follows:

	June 18,	January 1,
	2023	2023
Land and buildings	$83,982	$83,902
Equipment	3,951	1,606
Finance lease assets	87,933	85,508
Accumulated depreciation and amortization	(21,468)	(19,405)
Finance lease assets, net	$66,465	$66,103

Current portion of long-term debt	$4,245	$3,313
Long-term debt, less current portion	71,316	70,886
Total principal payable on finance leases	$75,561	$74,199

As of June 18, 2023 and January 1, 2023, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	June 18, 2023		January 1, 2023
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Weighted average remaining lease term	7 years	14 years	7 years	14 years
Weighted average discount rate	4.0%	6.0%	3.9%	6.0%

Supplemental cash flow information related to leases for the second quarter and two fiscal quarters of 2023 and the second quarter and two fiscal quarters of 2022 were as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 18,	June 19,	June 18,	June 19,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,771	$7,858	$20,092	$18,495
Operating cash flows from finance leases	1,015	732	1,998	1,836
Financing cash flows from finance leases	412	792	1,436	1,778
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,870	23,407	12,175	31,164
Finance leases	2,183	—	3,054	—

Maturities of lease liabilities as of June 18, 2023 were as follows:

	Operating	Finance
	Leases	Leases
2023	$25,474	$4,485
2024	44,198	8,670
2025	39,406	8,749
2026	37,763	9,350
2027	30,955	8,181
Thereafter	86,873	68,816
Total future minimum rental commitments	264,669	108,251
Less, amounts representing interest	(38,364)	(32,690)
Total lease liabilities	$226,305	$75,561

As of June 18, 2023, the Company had additional leases for certain supply chain real estate and certain supply chain and U.S. Company-owned store vehicles that had not yet commenced with estimated future minimum rental commitments of $43.1 million. These leases are expected to commence in 2023 and 2024 with lease terms of up to 11 years. These undiscounted amounts are not included in the table above.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $21.6 million and $24.5 million as of June 18, 2023 and January 1, 2023, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

8. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $7.2 million at June 18, 2023 and $6.9 million at January 1, 2023. As of June 18, 2023, the Company also had $1.1 million in non-cash financing activity related to accruals for excise taxes on share repurchases.

9. Company-owned Store Transactions

During the first quarter of 2023, the Company refranchised one U.S. Company-owned store for proceeds of less than $0.1 million. The pre-tax refranchising loss associated with the sale of the related assets and liabilities, including goodwill, was approximately $0.1 million and was recorded in refranchising loss in the Company’s condensed consolidated statements of income.

During the first quarter of 2022, the Company purchased 23 U.S. franchised stores in Michigan from certain of the Company’s existing U.S. franchisees for $6.8 million, which included $4.0 million of intangibles, $1.7 million of equipment and leasehold improvements and $1.1 million of goodwill.

10. New Accounting Pronouncements

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and adopted the following accounting standards during the second quarter of 2023.

Recently Adopted Accounting Standards

Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, updated by ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. On May 15, 2023, certain of the Company’s subsidiaries executed an amendment to the Company’s 2021 variable funding notes to affect the transition from LIBOR to the Secured Overnight Financing Rate (“Term SOFR”), plus a spread adjustment. In connection with this contract amendment, the Company adopted ASU 2020-04 (as updated by ASU 2022-06) in the second quarter of 2023. The amendment to the Company’s 2021 variable funding notes and the adoption of this accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual sale restrictions. ASU 2022-03 also requires disclosure of the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restrictions and the circumstances that could cause a lapse in the restrictions. The Company’s investment in DPC Dash (Note 5) is subject to contractual restrictions that prohibit the Company from selling the security for 360 days following DPC Dash’s initial public offering. The Company early adopted ASU 2022-03 in the second quarter of 2023 and the adoption of this accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2023 and 2022 second quarters referenced herein represent the twelve-week periods ended June 18, 2023 and June 19, 2022, respectively. The 2023 and 2022 two fiscal quarters referenced herein represent the twenty-four-week periods ended June 18, 2023 and June 19, 2022, respectively. In this section, we discuss the results of our operations for the second quarter and two fiscal quarters of 2023 as compared to the second quarter and two fiscal quarters of 2022.

Overview

Domino’s is the largest pizza company in the world, with more than 20,000 locations in over 90 markets around the world as of June 18, 2023, and operates two distinct service models within its stores with a significant business in both delivery and carryout. Founded in 1960, we are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large network of franchise and Company-owned stores through both the delivery and carryout service models. We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of June 18, 2023.

The Domino’s business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties and fees to our independent franchisees. We also generate revenues and earnings by selling food, equipment and supplies to franchisees primarily in the U.S. and Canada and by operating a number of U.S. Company-owned stores. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling food and equipment to those sub-franchisees, as well as by running pizza stores directly. We believe that everyone in the system can benefit, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.

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

Second Quarter of 2023 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 5.8% as compared to the second quarter of 2022. U.S. retail sales increased 1.7% and international retail sales, excluding foreign currency impact, increased 10.1% as compared to the second quarter of 2022.
•
Same store sales increased 0.1% in our U.S. stores and increased 3.6% in our international stores (excluding foreign currency impact).
•
Revenues decreased 3.8%.
•
Income from operations increased 9.7%.
•
Net income increased 6.7%.
•
Diluted earnings per share increased 9.2%.

Two Fiscal Quarters of 2023 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 5.8% as compared to the two fiscal quarters of 2022. U.S. retail sales increased 3.4% and international retail sales, excluding foreign currency impact, increased 8.3% as compared to the two fiscal quarters of 2022.
•
Same store sales increased 1.8% in our U.S. stores and increased 2.3% in our international stores (excluding foreign currency impact).
•
Revenues decreased 1.3%.
•
Income from operations increased 8.8%.
•
Net income increased 10.7%.
•
Diluted earnings per share increased 13.2%.

Excluding the negative impact of foreign currency, Domino’s experienced global retail sales growth during the second quarter and two fiscal quarters of 2023, driven by both same store sales growth and net store count growth. U.S. same store sales increased 0.1% and 1.8% in the second quarter and two fiscal quarters of 2023, respectively, rolling over a decline in U.S. same store sales of 2.9% and 3.3% in the second quarter and two fiscal quarters of 2022, respectively. The increases in U.S. same store sales in the second quarter and two fiscal quarters of 2023 were attributable to a higher average ticket per transaction resulting from increases in menu and national offer pricing. In the two fiscal quarters of 2023 in the U.S., we also launched our newest menu item, Domino’s Loaded Tots. International same store sales (excluding foreign currency impact) increased 3.6% and 2.3% in the second quarter and two fiscal quarters of 2023, respectively, rolling over a decline in international same store sales (excluding foreign currency impact) of 2.2% and 0.5% in the second quarter and two fiscal quarters of 2022, respectively. Our U.S. and international same store sales (excluding foreign currency impact) continue to be pressured by our fortressing strategy, which includes increasing store concentration in certain markets where we compete, as well as changes in consumer behavior.

We continued our global expansion with the opening of 197 net stores in the second quarter of 2023, bringing our year-to-date total to 325. We had 27 net stores open in the U.S. and 170 net stores open internationally during the second quarter of 2023.

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

	Second Quarter of 2023	Second Quarter of 2022	Two Fiscal Quarters of 2023	Two Fiscal Quarters of 2022
U.S. stores	+ 1.7%	(0.6)%	+ 3.4%	(1.0)%
International stores (excluding foreign currency impact)	+ 10.1%	+ 3.7%	+ 8.3%	+ 6.0%
Total (excluding foreign currency impact)	+ 5.8%	+ 1.5%	+ 5.8%	+ 2.5%

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

	Second Quarter of 2023	Second Quarter of 2022	Two Fiscal Quarters of 2023	Two Fiscal Quarters of 2022
U.S. Company-owned stores	+ 5.5%	(9.2)%	+ 6.4%	(9.8)%
U.S. franchise stores	(0.1)%	(2.5)%	+ 1.6%	(2.9)%
U.S. stores	+ 0.1%	(2.9)%	+ 1.8%	(3.3)%
International stores (excluding foreign currency impact)	+ 3.6%	(2.2)%	+ 2.3%	(0.5)%

Store Growth Activity

Net store growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Net store growth is calculated by netting gross store openings with gross store closures during the period. Transfers between Company-owned stores and franchised stores are excluded from the calculation of net store growth.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at March 26, 2023	285	6,423	6,708	13,300	20,008
Openings	1	29	30	223	253
Closings	—	(3)	(3)	(53)	(56)
Store count at June 18, 2023	286	6,449	6,735	13,470	20,205
Second quarter 2023 net store growth	1	26	27	170	197
Trailing four quarters net store growth	—	116	116	795	911

Income Statement Data

	Second Quarter of 2023		Second Quarter of 2022		Two Fiscal Quarters of 2023		Two Fiscal Quarters of 2022
Revenues:
U.S. Company-owned stores	$87.7		$112.5		$172.6		$216.4
U.S. franchise royalties and fees	139.3		128.1		272.1		250.4
Supply chain	615.7		646.6		1,239.9		1,256.1
International franchise royalties and fees	70.5		66.9		140.2		135.7
U.S. franchise advertising	111.5		111.1		224.2		217.7
Total revenues	1,024.6	100.0%	1,065.2	100.0%	2,049.0	100.0%	2,076.3	100.0%
Cost of sales:
U.S. Company-owned stores	71.4		94.1		142.0		181.4
Supply chain	548.5		584.9		1,116.8		1,140.0
Total cost of sales	620.0	60.5%	678.9	63.7%	1,258.8	61.4%	1,321.4	63.6%
Gross margin	404.7	39.5%	386.3	36.3%	790.2	38.6%	754.9	36.4%
General and administrative	97.8	9.5%	97.1	9.2%	193.0	9.4%	194.6	9.4%
U.S. franchise advertising	111.5	10.9%	111.1	10.4%	224.2	11.0%	217.7	10.5%
Refranchising loss	—	0.0%	—	0.0%	0.1	0.0%	—	0.0%
Income from operations	195.4	19.1%	178.1	16.7%	372.9	18.2%	342.7	16.5%
Other expense	(15.0)	(1.5)%	—	0.0%	(15.0)	(0.7)%	—	0.0%
Interest expense, net	(42.4)	(4.1)%	(44.6)	(4.2)%	(86.6)	(4.2)%	(91.5)	(4.4)%
Income before provision for income taxes	138.0	13.5%	133.5	12.5%	271.4	13.3%	251.2	12.1%
Provision for income taxes	28.7	2.8%	31.0	2.9%	57.2	2.8%	57.7	2.8%
Net income	$109.4	10.7%	$102.5	9.6%	$214.2	10.5%	$193.5	9.3%

Revenues

	Second Quarter of 2023		Second Quarter of 2022		Two Fiscal Quarters of 2023		Two Fiscal Quarters of 2022
U.S. Company-owned stores	$87.7	8.5%	$112.5	10.6%	$172.6	8.4%	$216.4	10.4%
U.S. franchise royalties and fees	139.3	13.6%	128.1	12.0%	272.1	13.3%	250.4	12.1%
Supply chain	615.7	60.1%	646.6	60.7%	1,239.9	60.5%	1,256.1	60.5%
International franchise royalties and fees	70.5	6.9%	66.9	6.3%	140.2	6.8%	135.7	6.5%
U.S. franchise advertising	111.5	10.9%	111.1	10.4%	224.2	11.0%	217.7	10.5%
Total revenues	$1,024.6	100.0%	$1,065.2	100.0%	$2,049.0	100.0%	$2,076.3	100.0%

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

U.S. Stores Revenues

	Second Quarter of 2023		Second Quarter of 2022		Two Fiscal Quarters of 2023		Two Fiscal Quarters of 2022
U.S. Company-owned stores	$87.7	25.9%	$112.5	32.0%	$172.6	25.8%	$216.4	31.6%
U.S. franchise royalties and fees	139.3	41.2%	128.1	36.4%	272.1	40.7%	250.4	36.6%
U.S. franchise advertising	111.5	32.9%	111.1	31.6%	224.2	33.5%	217.7	31.8%
Total U.S. Stores	$338.4	100.0%	$351.7	100.0%	$668.9	100.0%	$684.5	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations decreased $24.8 million, or 22.1%, in the second quarter of 2023, and decreased $43.8 million, or 20.2%, in the two fiscal quarters of 2023 primarily due to a decrease in the average number of U.S. Company-owned stores open during the period resulting from the refranchising of 114 U.S. Company-owned stores in Arizona and Utah in the fourth quarter of 2022 to certain of our U.S. franchisees (the “2022 Store Sale”). This decrease was partially offset by higher same store sales, and, to a lesser extent in the two fiscal quarters of 2023, our purchase of 23 U.S. franchise stores in Michigan in the first quarter of 2022.

U.S. Company-owned same store sales increased 5.5% in the second quarter of 2023 and increased 6.4% in the two fiscal quarters of 2023. U.S. Company-owned same store sales declined 9.2% in the second quarter of 2022 and declined 9.8% in the two fiscal quarters of 2022.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $11.2 million, or 8.7%, in the second quarter of 2023, and increased $21.7 million, or 8.7%, in the two fiscal quarters of 2023 primarily due to an increase in fees paid by our franchisees for the use of our technology platforms and an increase in the average number of U.S. franchised stores open during the period resulting from net store growth and the 2022 Store Sale. Revenues from U.S. franchise royalties and fees were also benefited by higher same store sales in the two fiscal quarters of 2023.

U.S. franchise same store sales declined 0.1% and increased 1.6% in the second quarter and two fiscal quarters of 2023, respectively. U.S. franchise same store sales declined 2.5% and 2.9% in the second quarter and two fiscal quarters of 2022, respectively.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising increased $0.4 million, or 0.3%, in the second quarter of 2023, and increased $6.5 million, or 3.0%, in the two fiscal quarters of 2023 due to an increase in the average number of U.S. franchised stores open during the period resulting from net store growth and the 2022 Store Sale. Revenues from U.S. franchise advertising also benefited from higher same store sales in the two fiscal quarters of 2023. These increases were partially offset by a reduction of 0.25% to the standard 6.0% advertising contribution which was effectuated at the beginning of the second quarter of 2023.

Supply Chain

Supply chain revenues decreased $30.9 million, or 4.8%, in the second quarter of 2023 due to lower order volumes at our U.S. franchised stores as well as a decrease in our market basket pricing to stores of 2.4% in the second quarter of 2023, which resulted in an estimated $13.4 million decrease in supply chain revenues. Supply chain revenues decreased $16.2 million, or 1.3%, in the two fiscal quarters of 2023 due primarily to lower order volumes at our U.S. franchised stores, but this decrease was partially offset by an increase in our market basket pricing to stores. Our market basket pricing to stores increased 1.1% during the two fiscal quarters of 2023 which resulted in an estimated $11.7 million increase in supply chain revenues. The market basket pricing change, a statistical measure utilized by management, is calculated as the percentage change of the market basket purchased by an average U.S. store (based on average weekly unit sales) from our U.S. supply chain centers against the comparable period of the prior year. We believe this measure is important to understanding Company performance because as our market basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees increased $3.6 million, or 5.4%, in the second quarter of 2023, and increased $4.4 million, or 3.3%, in the two fiscal quarters of 2023 due primarily to same store sales growth (excluding foreign currency impact) and an increase in the average number of international franchised stores open during the period, resulting from net store growth. The negative impact of changes in foreign currency exchange rates of $2.0 million in the second quarter of 2023 and $6.3 million in the two fiscal quarters of 2023 partially offset the increases in international franchise royalties and fees revenues. The impact of changes in foreign currency exchange rates on international franchise royalty revenues, a statistical measure utilized by management, is calculated as the difference in international franchise royalty revenues resulting from translating current year local currency results to U.S. dollars at current year exchange rates as compared to prior year exchange rates. We believe this measure is important to understanding Company performance given the significant variability in international franchise royalty revenues that can be driven by changes in foreign currency exchange rates.

Excluding the impact of foreign currency exchange rates, international franchise same store sales increased 3.6% in the second quarter of 2023 and increased 2.3% in the two fiscal quarters of 2023. Excluding the impact of foreign currency exchange rates, international franchise same store sales declined 2.2% and 0.5% in the second quarter and two fiscal quarters of 2022, respectively.

Cost of Sales / Gross Margin

	Second Quarter of 2023		Second Quarter of 2022		Two Fiscal Quarters of 2023		Two Fiscal Quarters of 2022
Total revenues	$1,024.6	100.0%	$1,065.2	100.0%	$2,049.0	100.0%	$2,076.3	100.0%
Total cost of sales	620.0	60.5%	678.9	63.7%	1,258.8	61.4%	1,321.4	63.6%
Gross margin	$404.7	39.5%	$386.3	36.3%	$790.2	38.6%	$754.9	36.4%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs. Consolidated gross margin (which we define as revenues less cost of sales) increased $18.4 million, or 4.8%, in the second quarter of 2023, and increased $35.3 million, or 4.7%, in the two fiscal quarters of 2023 due primarily to higher global franchise revenues. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. Additionally, as our market basket prices fluctuate, our revenues and gross margin percentages in our supply chain segment also fluctuate; however, actual product-level dollar margins remain unchanged.

As a percentage of revenues, the consolidated gross margin increased 3.2 percentage points in the second quarter of 2023 and increased 2.2 percentage points in the two fiscal quarters of 2023. U.S. Company-owned store gross margin increased 2.2 percentage points in the second quarter of 2023 and increased 1.5 percentage points in the two fiscal quarters of 2023. Supply chain gross margin increased 1.4 percentage points in the second quarter of 2023 and increased 0.7 percentage points in the two fiscal quarters of 2023. These changes in gross margin are described in more detail below.

U.S. Company-Owned Store Gross Margin

	Second Quarter of 2023		Second Quarter of 2022		Two Fiscal Quarters of 2023		Two Fiscal Quarters of 2022
Revenues	$87.7	100.0%	$112.5	100.0%	$172.6	100.0%	$216.4	100.0%
Cost of sales	71.4	81.4%	94.1	83.6%	142.0	82.3%	181.4	83.8%
Store gross margin	$16.3	18.6%	$18.4	16.4%	$30.6	17.7%	$35.0	16.2%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) decreased $2.1 million, or 11.7%, in the second quarter of 2023 and decreased $4.4 million, or 12.4%, in the two fiscal quarters of 2023 due primarily to the 2022 Store Sale. As a percentage of store revenues, the U.S. Company-owned store gross margin increased 2.2 percentage points in the second quarter of 2023 and increased 1.5 percentage points in the two fiscal quarters of 2023. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs decreased 2.9 percentage points to 28.7% in the second quarter of 2023, and decreased 2.3 percentage points to 29.0% in the two fiscal quarters of 2023 driven primarily by higher same store sales as a result of increases in menu and national offer pricing and improved sales leverage, as well as the impact of the 2022 Store Sale due to higher average food costs in the markets in which the sold stores operated. The decrease in the market basket pricing to stores also contributed to the improvement in food cost as a percentage of U.S. Company-owned store revenues in the second quarter of 2023, while the increase in the market basket pricing to stores partially offset the decrease in food cost as a percentage of U.S. Company-owned store revenues in the two fiscal quarters of 2023.
•
Labor costs increased 1.7 percentage points to 30.7% in the second quarter of 2023 and increased 1.1 percentage points to 31.0% in the two fiscal quarters of 2023 due primarily to higher wage rates in our U.S. Company-owned stores in the second quarter and two fiscal quarters of 2023.

Supply Chain Gross Margin

	Second Quarter of 2023		Second Quarter of 2022		Two Fiscal Quarters of 2023		Two Fiscal Quarters of 2022
Revenues	$615.7	100.0%	$646.6	100.0%	$1,239.9	100.0%	$1,256.1	100.0%
Cost of sales	548.5	89.1%	584.9	90.5%	1,116.8	90.1%	1,140.0	90.8%
Supply chain gross margin	$67.2	10.9%	$61.7	9.5%	$123.1	9.9%	$116.1	9.2%

Supply chain gross margin increased $5.5 million, or 8.8%, in the second quarter of 2023, and increased $7.0 million, or 6.0%, in the two fiscal quarters of 2023. As a percentage of supply chain revenues, the supply chain gross margin increased 1.4 percentage points in the second quarter of 2023 due primarily to lower food costs as a percentage of supply chain revenues, as well as procurement productivity. As a percentage of supply chain revenues, the supply chain gross margin increased 0.7 percentage points in the two fiscal quarters of 2023 due primarily to procurement productivity but was partially offset by higher food cost as a percentage of supply chain revenues. The improvements in supply chain gross margin as a percentage of supply chain revenues were partially offset in both the second quarter and two fiscal quarters of 2023 by higher labor costs.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 0.7%, in the second quarter of 2023, driven primarily by higher labor costs. General and administrative expenses decreased $1.6 million, or 0.8%, in the two fiscal quarters of 2023, driven primarily by lower professional fees and travel costs, partially offset by higher labor costs.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses increased $0.4 million, or 0.3%, in the second quarter of 2023, and increased $6.5 million, or 3.0%, in the two fiscal quarters of 2023 consistent with the increase in U.S. franchise advertising revenues. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand, and these revenues cannot be used for general corporate purposes.

Other Expense

During the second quarter of 2023, we recorded a $15.0 million unrealized loss on our investment in DPC Dash (Note 5) based on the active exchange quoted price for the equity security. We did not record any adjustments to the carrying amount in the first quarter of 2023 or two fiscal quarters of 2022.

Interest Expense, Net

Interest expense, net decreased $2.2 million, or 5.0%, in the second quarter of 2023, and decreased $4.9 million, or 5.4%, in the two fiscal quarters of 2023 each driven by higher interest income on our cash equivalents.

Our weighted average borrowing rate was 3.8% in the second quarter and two fiscal quarters of 2023 and 2022.

Provision for Income Taxes

Provision for income taxes decreased $2.3 million, or 7.5%, in the second quarter of 2023 due to a lower effective tax rate, partially offset by higher income before provision for income taxes. The effective tax rate decreased to 20.8% during the second quarter of 2023 as compared to 23.2% in the second quarter of 2022, driven in part by higher foreign tax credits and a higher foreign derived intangible income deduction. Provision for income taxes decreased $0.5 million, or 0.9%, in the two fiscal quarters of 2023 due to a lower effective tax rate, partially offset by higher income before provision for income taxes. The effective tax rate decreased to 21.1% during the two fiscal quarters of 2023 as compared to 23.0% in the two fiscal quarters of 2022, driven in part by higher foreign tax credits and a higher foreign derived intangible income deduction.

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

In the first quarter of 2023, we changed our allocation methodology for certain costs which support certain internally developed software used across our franchise system. The change in allocation methodology of certain software development costs resulted in an estimated increase in U.S. stores Segment Income of $15.8 million, an estimated increase in international franchise Segment Income of $1.9 million and an estimated decrease in other Segment Income of $17.7 million in the second quarter of 2023. The change in allocation methodology of certain software development costs resulted in an estimated increase in U.S. stores Segment Income of $25.9 million, an estimated increase in international franchise Segment Income of $3.8 million and an estimated decrease in other Segment Income of $29.7 million in the two fiscal quarters of 2023.

	Second Quarter of 2023	Second Quarter of 2022	Two Fiscal Quarters of 2023	Two Fiscal Quarters of 2022
U.S. stores	$123.6	$104.1	$236.3	$201.3
Supply chain	60.0	53.6	108.5	100.0
International franchise	58.9	52.9	117.0	107.9
Other	(18.9)	(5.6)	(34.6)	(13.3)

U.S. Stores

U.S. stores Segment Income increased $19.5 million, or 18.8%, in the second quarter of 2023, primarily due to the change in allocation methodology for certain software development costs, as well as higher U.S. franchise royalties and fees revenues, each as discussed above. These increases were partially offset by the $2.1 million decrease in U.S. Company-owned store gross margin, as discussed above. U.S. stores Segment Income increased $34.9 million, or 17.3%, in the two fiscal quarters of 2023, primarily due to the change in allocation methodology for certain software development costs, as well as higher U.S. franchise royalties and fees revenues, each as discussed above. These increases were partially offset by the $4.4 million decrease in U.S. Company-owned store gross margin, as discussed above. U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income.

Supply Chain

Supply chain Segment Income increased $6.4 million, or 11.9%, in the second quarter of 2023, primarily due to the $5.5 million increase in supply chain gross margin described above. Supply chain Segment Income increased $8.6 million, or 8.6%, in the two fiscal quarters of 2023, primarily due to the $7.0 million increase in supply chain gross margin described above.

International Franchise

International franchise Segment Income increased $6.0 million, or 11.3%, in the second quarter of 2023, primarily due to higher international franchise royalties and fees revenues as well as the change in allocation methodology for certain software development costs, each as discussed above. International franchise Segment Income increased $9.1 million, or 8.4%, in the two fiscal quarters of 2023, primarily due to higher international franchise royalties and fees revenues as well as the change in allocation methodology for certain software development costs, each as discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income.

Other

Other Segment Income decreased $13.2 million, or 235.6%, in the second quarter of 2023, and decreased $21.3 million, or 159.4%, in the two fiscal quarters of 2023 due primarily to the change in allocation methodology for certain software development costs as discussed above, as well as higher labor costs. These decreases were partially offset by lower professional fees and travel costs in the two fiscal quarters of 2023.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. These factors allow us to manage our working capital and our ongoing cash flows from operations to invest in our business and other strategic opportunities, pay dividends and repurchase and retire shares of our common stock. As of June 18, 2023, we had working capital of $58.7 million, excluding restricted cash and cash equivalents of $189.7 million, advertising fund assets, restricted, of $154.1 million and advertising fund liabilities of $150.4 million. Working capital includes total unrestricted cash and cash equivalents of $77.0 million.

Our primary sources of liquidity are cash flows from operations and availability of borrowings under our 2022 and 2021 Variable Funding Notes (as defined below). During the second quarter and two fiscal quarters of 2023, we experienced an increase in both U.S. and international same store sales (excluding foreign currency impact) versus the comparable periods in the prior year. Additionally, both our U.S. and international businesses grew store counts during the second quarter and two fiscal quarters of 2023. These factors contributed to our continued ability to generate positive operating cash flows. In addition to our cash flows from operations, we have two variable funding note facilities. These facilities include our Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2022 Variable Funding Notes”), which allows for advances of up to $120.0 million, as well as our Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2021 Variable Funding Notes,” and, together with the 2022 Variable Funding Notes, the “2022 and 2021 Variable Funding Notes”), which allows for advances of up to $200.0 million and certain other credit instruments, including letters of credit. The letters of credit primarily relate to our casualty insurance programs. As of June 18, 2023, we had no outstanding borrowings and $277.8 million of available borrowing capacity under our 2022 and 2021 Variable Funding Notes, net of letters of credit issued of $42.2 million.

We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, any excess cash from our recapitalization transactions and available borrowings under our 2022 and 2021 Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business and other strategic opportunities, service our indebtedness, pay dividends and repurchase shares of our common stock.

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

Restricted Cash

As of June 18, 2023, we had $138.5 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $51.0 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $189.7 million of restricted cash and cash equivalents. As of June 18, 2023, we also held $139.1 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

As of June 18, 2023, we had approximately $5.0 billion of long-term debt, of which $55.7 million was classified as a current liability. As of June 18, 2023, our fixed rate notes from the recapitalizations we completed in 2021, 2019, 2018, 2017 and 2015 had original scheduled principal payments of $25.8 million in the remainder of 2023, $51.5 million in 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031.

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

During the second quarter of 2023, we repurchased and retired 292,030 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $90.8 million. During the two fiscal quarters of 2023, we repurchased and retired 392,545 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $120.8 million As of June 18, 2023, we had a total remaining authorized amount for share repurchases of approximately $289.5 million.

Dividends

On April 25, 2023, our Board of Directors declared a $1.21 per share quarterly dividend on our outstanding common stock for shareholders of record as of June 15, 2023, which was paid on June 30, 2023. We had approximately $43.6 million accrued for common stock dividends at June 18, 2023. Subsequent to the end of the second quarter, on July 20, 2023, our Board of Directors declared a $1.21 per share quarterly dividend on our outstanding common stock for shareholders of record as of September 15, 2023, to be paid on September 29, 2023.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

	Two Fiscal Quarters of 2023	Two Fiscal Quarters of 2022
Cash flows provided by (used in)
Net cash provided by operating activities	$242.3	$153.4
Net cash used in investing activities	(39.2)	(39.9)
Net cash used in financing activities	(193.0)	(166.7)
Effect of exchange rate changes on cash	0.5	(0.6)
Change in cash and cash equivalents, restricted cash and cash equivalents	$10.6	$(53.9)

Operating Activities

Cash provided by operating activities increased $88.9 million in the two fiscal quarters of 2023, primarily due to the positive impact of changes in operating assets and liabilities of $69.2 million. The positive impact of changes in operating assets and liabilities primarily related to the timing of payments on accrued liabilities and inventory as well as changes in inventory pricing and the timing of receipts on accounts receivable in the two fiscal quarters of 2023 as compared to the two fiscal quarters of 2022. Additionally, net income increased $20.7 million and non-cash adjustments increased $4.7 million, resulting in an overall increase to cash provided by operating activities in the two fiscal quarters of 2023 as compared to the two fiscal quarters of 2022 of $25.4 million. These increases in cash provided by operating activities were partially offset by a $5.7 million negative impact of changes in advertising fund assets and liabilities, restricted, in the two fiscal quarters of 2023 as compared to the two fiscal quarters of 2022 due to payments for advertising activities outpacing receipts for advertising contributions.

Investing Activities

Cash used in investing activities was $39.2 million in the two fiscal quarters of 2023, which primarily consisted of $38.0 million of capital expenditures (driven primarily by investments in technological initiatives, supply chain centers and corporate store operations).

Financing Activities

Cash used in financing activities was $193.0 million in the two fiscal quarters of 2023, which included the repurchase of approximately $120.8 million in common stock under our Board of Directors-approved share repurchase program, dividend payments of $42.9 million, repayments of long-term debt and finance lease obligations of $27.2 million and tax payments for the vesting of restricted stock of $3.1 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $1.1 million.

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

Forward-Looking Statements

This filing contains various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “may,” “will,” “plans,” “predicts,” “projects,” “seeks,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, our anticipated profitability, estimates in same store sales growth, store growth and the growth of our U.S. and international business in general, our ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our expectations are more fully described under the section headed “Risk Factors” in this filing and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our 2022 Form 10-K for the fiscal year ended January 1, 2023. Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our substantial increased indebtedness as a result of our recapitalization transactions and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future; the impact a downgrade in our credit rating may have on our business, financial condition and results of operations; our future financial performance and our ability to pay principal and interest on our indebtedness; the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry, including the food service and food delivery markets; our ability to successfully implement our growth strategy; labor shortages or changes in operating expenses resulting from increases in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs or negative economic conditions; our ability to manage difficulties associated with or related to the COVID-19 pandemic and the effects of COVID-19 and related regulations and policies on our business and supply chain, including impacts on the availability of labor; the effectiveness of our advertising, operations and promotional initiatives; shortages, interruptions or disruptions in the supply or delivery of fresh food products and store equipment; the impact of social media and other consumer-oriented technologies on our business, brand and reputation; the impact of new or improved technologies and alternative methods of delivery on consumer behavior; new product, digital ordering and concept developments by us, and other food-industry competitors; our ability to maintain good relationships with and attract new franchisees, and franchisees’ ability to successfully manage their operations without negatively impacting our royalty payments and fees or our brand’s reputation; our ability to successfully implement cost-saving strategies; our ability and that of our franchisees to successfully operate in the current and future credit environment; changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence or negative economic conditions in general; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation and maintain demand for new stores; the impact that widespread illness, health epidemics or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate; changes in foreign currency exchange rates; changes in income tax rates; our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel; our ability to find and/or retain suitable real estate for our stores and supply chain centers; changes in government legislation and regulations, including changes in laws and regulations regarding information privacy, payment methods and consumer protection and social media; adverse legal judgments or settlements; food-borne illness or contamination of products or food tampering or other events that may impact our reputation; data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees; the impact that environmental, social and governance matters may have on our business and reputation; the effect of war, terrorism, catastrophic events or climate change; our ability to pay dividends and repurchase shares; changes in consumer tastes, spending and traffic patterns and demographic trends; changes in accounting policies; and adequacy of our insurance coverage. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. All forward-looking statements speak only as of the date of this filing and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or other applicable law, we will not undertake, and specifically disclaim, any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this filing, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on the forward-looking statements included in this filing or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into our 2022 and 2021 Variable Funding Notes and, at June 18, 2023, we are exposed to interest rate risk on borrowings under our 2022 and 2021 Variable Funding Notes. As of June 18, 2023, we had no outstanding borrowings under our 2022 and 2021 Variable Funding Notes.

Our 2022 and 2021 Variable Funding Notes bear interest at fluctuating interest rates based on the Secured Overnight Financing Rate (“Term SOFR”), plus a spread adjustment. Accordingly, a rising interest rate environment could result in higher interest expense due on borrowings under our 2022 and 2021 Variable Funding Notes, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

Foreign Currency Exchange Risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.9% of our total revenues in the second quarter of 2023, approximately 6.8% of our total revenues in the two fiscal quarters of 2023, approximately 6.3% of our total revenues in the second quarter of 2022 and approximately 6.5% of our total revenues in the two fiscal quarters of 2022 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. We estimate that a hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $12.4 million in the two fiscal quarters of 2023.

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

During the quarterly period ended June 18, 2023, there were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program (2)
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #4 (March 27, 2023 to April 23, 2023)	1,575	$331.34	—	$380,275
Period #5 (April 24, 2023 to May 21, 2023)	293,122	310.83	291,723	289,604
Period #6 (May 22, 2023 to June 18, 2023)	1,762	301.45	307	289,511
Total	296,459	$310.88	292,030	$289,511

(1)	4,429 shares in the second quarter of 2023 were purchased as part of the Company’s employee stock payroll deduction plan at an average price of $316.00.
(2)

On July 20, 2021, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. As of June 18, 2023, $289.5 million remained available for future purchases of the Company’s common stock under this share repurchase program.

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
10.1

First Amendment dated as of May 15, 2023 to the Class A-1 Note Purchase Agreement, dated as of April 16, 2021, by and between Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC, Domino’s EQ LLC and Domino’s SPV Guarantor LLC, each as Guarantor, Domino’s Pizza LLC, as manager, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent.

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

DOMINO’S PIZZA, INC. (Registrant)
Date: July 24, 2023	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer (Principal Financial Officer)