Form 10-Q
period 2023-09-10
DOMINOS PIZZA INC
filed 2023-10-12
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 10, 2023

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

As of October 5, 2023, Domino’s Pizza, Inc. had 34,880,983 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) – As of September 10, 2023 and January 1, 2023	3

	Condensed Consolidated Statements of Income (Unaudited) – Fiscal quarter and three fiscal quarters ended September 10, 2023 and September 11, 2022	4

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) – Fiscal quarter and three fiscal quarters ended September 10, 2023 and September 11, 2022	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) – Three fiscal quarters ended September 10, 2023 and September 11, 2022	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 10, 2023	January 1, 2023 (1)
Assets
Current assets:
Cash and cash equivalents	$80,879	$60,356
Restricted cash and cash equivalents	202,307	191,289
Accounts receivable, net	249,995	257,492
Inventories	69,683	81,570
Prepaid expenses and other	41,257	37,287
Advertising fund assets, restricted	151,511	162,660
Total current assets	795,632	790,654
Property, plant and equipment:
Land and buildings	105,721	105,659
Leasehold and other improvements	177,350	172,725
Equipment	353,536	333,787
Construction in progress	16,264	22,536
	652,871	634,707
Accumulated depreciation and amortization	(362,480)	(332,472)
Property, plant and equipment, net	290,391	302,235
Other assets:
Operating lease right-of-use assets	209,934	219,202
Goodwill	11,688	11,763
Capitalized software, net	125,235	108,354
Investment in DPC Dash	139,107	125,840
Deferred income tax assets, net	5,858	1,926
Other assets	41,619	42,247
Total other assets	533,441	509,332
Total assets	$1,619,464	$1,602,221
Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$55,847	$54,813
Accounts payable	101,058	89,715
Operating lease liabilities	38,645	34,877
Insurance reserves	29,791	31,435
Dividends payable	43,445	866
Advertising fund liabilities	147,335	157,909
Other accrued liabilities	146,820	167,006
Total current liabilities	562,941	536,621
Long-term liabilities:
Long-term debt, less current portion	4,931,924	4,967,420
Operating lease liabilities	183,031	195,244
Insurance reserves	37,797	40,179
Deferred income tax liabilities	—	7,761
Other accrued liabilities	45,313	44,061
Total long-term liabilities	5,198,065	5,254,665
Stockholders’ deficit:
Common stock	349	354
Additional paid-in capital	959	9,693
Retained deficit	(4,137,753)	(4,194,418)
Accumulated other comprehensive loss	(5,097)	(4,694)
Total stockholders’ deficit	(4,141,542)	(4,189,065)
Total liabilities and stockholders’ deficit	$1,619,464	$1,602,221

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

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 10,	September 11,	September 10,	September 11,
(In thousands, except per share data)	2023	2022	2023	2022
Revenues:
U.S. Company-owned stores	$86,277	$112,388	$258,882	$328,785
U.S. franchise royalties and fees	138,322	128,878	410,454	379,261
Supply chain	618,086	646,082	1,858,023	1,902,215
International franchise royalties and fees	73,142	67,055	213,308	202,803
U.S. franchise advertising	111,534	114,193	335,719	331,863
Total revenues	1,027,361	1,068,596	3,076,386	3,144,927
Cost of sales:
U.S. Company-owned stores	72,614	98,589	214,609	280,029
Supply chain	556,578	588,157	1,673,405	1,728,159
Total cost of sales	629,192	686,746	1,888,014	2,008,188
Gross margin	398,169	381,850	1,188,372	1,136,739
General and administrative	97,203	91,205	290,186	285,769
U.S. franchise advertising	111,534	114,193	335,719	331,863
Refranchising loss	—	—	149	—
Income from operations	189,432	176,452	562,318	519,107
Other income	28,231	—	13,267	—
Interest income	2,707	833	7,635	1,101
Interest expense	(44,796)	(45,437)	(136,275)	(137,160)
Income before provision for income taxes	175,574	131,848	446,945	383,048
Provision for income taxes	27,898	31,344	85,119	89,087
Net income	$147,676	$100,504	$361,826	$293,961
Earnings per share:
Common stock - basic	$4.22	$2.82	$10.28	$8.20
Common stock - diluted	$4.18	$2.79	$10.19	$8.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 10,	September 11,	September 10,	September 11,
(In thousands)	2023	2022	2023	2022
Net income	$147,676	$100,504	$361,826	$293,961
Currency translation adjustment	(1,330)	47	(403)	(1,023)
Comprehensive income	$146,346	$100,551	$361,423	$292,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
	September 10,	September 11,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$361,826	$293,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,999	56,026
Refranchising loss	149	—
Loss on sale/disposal of assets	547	475
Amortization of debt issuance costs	3,858	3,937
(Benefit) provision for deferred income taxes	(12,191)	5,912
Non-cash equity-based compensation expense	26,507	21,590
Excess tax benefits from equity-based compensation	(2,973)	(907)
Provision for losses on accounts and notes receivable	1,342	2,870
Unrealized gain on investments	(13,267)	—
Changes in operating assets and liabilities	7,682	(49,288)
Changes in advertising fund assets and liabilities, restricted	(6,349)	(4,422)
Net cash provided by operating activities	422,130	330,154
Cash flows from investing activities:
Capital expenditures	(59,271)	(50,508)
Purchase of franchise operations and other assets	—	(6,814)
Other	(743)	(1,375)
Net cash used in investing activities	(60,014)	(58,697)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	120,000
Repayments of long-term debt and finance lease obligations	(41,349)	(41,441)
Proceeds from exercise of stock options	5,806	1,296
Purchases of common stock	(210,847)	(293,739)
Tax payments for restricted stock upon vesting	(5,240)	(10,691)
Payments of common stock dividends and equivalents	(85,564)	(79,689)
Net cash used in financing activities	(337,194)	(304,264)
Effect of exchange rate changes on cash	(304)	(611)
Change in cash and cash equivalents, restricted cash and cash equivalents	24,618	(33,418)

Cash and cash equivalents, beginning of period	60,356	148,160
Restricted cash and cash equivalents, beginning of period	191,289	180,579
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	143,559	161,741
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	395,204	490,480

Cash and cash equivalents, end of period	80,879	114,776
Restricted cash and cash equivalents, end of period	202,307	184,564
Cash and cash equivalents included in advertising fund assets, restricted, end of period	136,636	157,722
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$419,822	$457,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

September 10, 2023

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 10, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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

	Fiscal Quarters Ended September 10, 2023 and September 11, 2022
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2023	$336,133	$643,728	$73,142	$(25,642)	$—	$1,027,361
2022	355,459	683,267	67,055	(37,185)	—	1,068,596
Segment Income
2023	$120,351	$55,250	$61,495	N/A	$(19,809)	$217,287
2022	100,529	49,892	53,762	N/A	(2,919)	201,264

	Three Fiscal Quarters Ended September 10, 2023 and September 11, 2022
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2023	$1,005,055	$1,935,332	$213,308	$(77,309)	$—	$3,076,386
2022	1,039,909	2,008,526	202,803	(106,311)	—	3,144,927
Segment Income
2023	$356,626	$163,791	$178,499	N/A	$(54,396)	$644,520
2022	301,876	149,874	161,698	N/A	(16,250)	597,198

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

The change in allocation methodology of certain software development costs resulted in an estimated increase in U.S. stores Segment Income of $15.9 million, an estimated increase in international franchise Segment Income of $2.0 million and an estimated decrease in other Segment Income of $17.9 million in the third quarter of 2023. The change in allocation methodology of certain software development costs resulted in an estimated increase in U.S. stores Segment Income of $41.8 million, an estimated increase in international franchise Segment Income of $5.9 million and an estimated decrease in other Segment Income of $47.7 million in the three fiscal quarters of 2023. The change in allocation methodology of certain software development costs had no impact on revenues, supply chain Segment Income or total Segment Income. The change in allocation methodology for certain software development costs is a prospective change and the comparative information has not been restated.

The following table reconciles total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 10,	September 11,	September 10,	September 11,
	2023	2022	2023	2022
Total Segment Income	$217,287	$201,264	$644,520	$597,198
Depreciation and amortization	(18,268)	(18,933)	(54,999)	(56,026)
Refranchising loss	—	—	(149)	—
Loss on sale/disposal of assets	(145)	(27)	(547)	(475)
Non-cash equity-based compensation expense	(9,442)	(5,852)	(26,507)	(21,590)
Income from operations	189,432	176,452	562,318	519,107
Other income	28,231	—	13,267	—
Interest income	2,707	833	7,635	1,101
Interest expense	(44,796)	(45,437)	(136,275)	(137,160)
Income before provision for income taxes	$175,574	$131,848	$446,945	$383,048

3. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 10,	September 11,	September 10,	September 11,
	2023	2022	2023	2022
Net income available to common stockholders - basic and diluted	$147,676	$100,504	$361,826	$293,961
Basic weighted average number of shares	35,030,660	35,692,744	35,207,117	35,869,581
Earnings per share – basic	$4.22	$2.82	$10.28	$8.20
Diluted weighted average number of shares	35,357,043	36,062,316	35,516,434	36,265,918
Earnings per share – diluted	$4.18	$2.79	$10.19	$8.11

The denominators used in calculating diluted earnings per share for common stock for the fiscal quarters and three fiscal quarters each ended September 10, 2023 and September 11, 2022 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 10,	September 11,	September 10,	September 11,
	2023	2022	2023	2022
Anti-dilutive shares underlying stock-based awards
Stock options	207,218	116,641	228,747	117,328
Restricted stock awards and units	526	1,561	27,615	1,285
Performance condition not met
Restricted stock awards and units	59,622	41,800	59,622	41,800

4. Stockholders’ Deficit

The following table summarizes the changes in stockholders’ deficit for the third quarter of 2023.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at June 18, 2023	35,057,585	$351	$3,370	$(4,166,520)	$(3,767)
Net income	—	—	—	147,676	—
Dividends declared on common stock and equivalents ($1.21 per share)	—	—	—	(42,493)	—
Issuance and cancellation of stock awards, net	4,142	—	—	—	—
Tax payments for restricted stock upon vesting	(5,932)	—	(2,172)	—	—
Purchases of common stock	(229,860)	(3)	(14,435)	(76,416)	—
Exercise of stock options	53,188	1	4,754	—	—
Non-cash equity-based compensation expense	—	—	9,442	—	—
Currency translation adjustment	—	—	—	—	(1,330)
Balance at September 10, 2023	34,879,123	$349	$959	$(4,137,753)	$(5,097)

The following table summarizes the changes in stockholders’ deficit for the three fiscal quarters of 2023.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at January 1, 2023	35,419,718	$354	$9,693	$(4,194,418)	$(4,694)
Net income	—	—	—	361,826	—
Dividends declared on common stock and equivalents ($3.63 per share)	—	—	—	(128,143)	—
Issuance and cancellation of stock awards, net	32,715	—	—	—	—
Tax payments for restricted stock upon vesting	(15,601)	—	(5,240)	—	—
Purchases of common stock	(622,405)	(6)	(35,806)	(177,018)	—
Exercise of stock options	64,696	1	5,805	—	—
Non-cash equity-based compensation expense	—	—	26,507	—	—
Currency translation adjustment	—	—	—	—	(403)
Balance at September 10, 2023	34,879,123	$349	$959	$(4,137,753)	$(5,097)

Subsequent to the end of the third quarter of 2023, on October 10, 2023, the Company’s Board of Directors declared a $1.21 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 15, 2023 to be paid on December 29, 2023.

The following table summarizes the changes in stockholders’ deficit for the third quarter of 2022.

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

The following table summarizes the changes in stockholders’ deficit for the three fiscal quarters of 2022.

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

As of September 10, 2023, the fair value of the Company’s investment in DPC Dash is based on the active exchange quoted price for the equity security of HK$60.25 per share. The Company recorded a positive adjustment to the carrying amount of its investment in DPC Dash of $28.2 million in the third quarter of 2023 and $13.3 million in the three fiscal quarters of 2023, respectively, with the gain recorded in other income in its condensed consolidated statements of income. As of January 1, 2023, the fair value of the Company’s investment in DPC Dash was not readily determinable and was categorized in Level 3 of the fair value hierarchy. The Company did not record any adjustments to the carrying amount of its investment in the first quarter of 2023 or the three fiscal quarters of 2022. The Company transferred its investment from Level 3 to Level 1 on March 28, 2023, concurrent with DPC Dash’s initial public offering.

The following tables summarize the carrying amounts and fair values of certain assets at September 10, 2023 and January 1, 2023:

	At September 10, 2023
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$57,239	$57,239	$—	$—
Restricted cash equivalents	133,359	133,359	—	—
Investments in marketable securities	15,753	15,753	—	—
Advertising fund cash equivalents, restricted	114,704	114,704	—	—
Investment in DPC Dash	139,107	139,107	—	—

	At January 1, 2023
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$23,779	$23,779	$—	$—
Restricted cash equivalents	117,212	117,212	—	—
Investments in marketable securities	13,395	13,395	—	—
Advertising fund cash equivalents, restricted	124,496	124,496	—	—
Investment in DPC Dash	125,840	—	—	125,840

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

Management estimated the approximate fair values of the Company’s 2015, 2017, 2018, 2019 and 2021 notes as follows:

	September 10, 2023		January 1, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$746,000	$715,414	$752,000	$717,408
2017 Ten-Year Notes	945,000	875,070	952,500	875,348
2018 7.5-Year Notes	404,813	385,382	408,000	385,968
2018 9.25-Year Notes	381,000	355,473	384,000	355,584
2019 Ten-Year Notes	651,375	567,999	656,438	564,536
2021 7.5-Year Notes	830,875	705,413	837,250	695,755
2021 Ten-Year Notes	977,500	798,618	985,000	792,925

The Company did not have any outstanding borrowings under its variable funding notes at September 10, 2023 or January 1, 2023.

6. Revenue Disclosures

Contract Liabilities

Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $5.3 million and $5.5 million were included in current other accrued liabilities as of September 10, 2023 and January 1, 2023, respectively. Deferred franchise fees and deferred development fees of $20.7 million and $22.7 million were included in long-term other accrued liabilities as of September 10, 2023 and January 1, 2023, respectively.

Changes in deferred franchise fees and deferred development fees for the three fiscal quarters of 2023 and the three fiscal quarters of 2022 were as follows:

	Three Fiscal Quarters Ended
	September 10,	September 11,
	2023	2022
Deferred franchise fees and deferred development fees, beginning of period	$28,225	$29,694
Revenue recognized during the period	(4,680)	(4,688)
New deferrals due to cash received and other	2,456	3,774
Deferred franchise fees and deferred development fees, end of period	$26,001	$28,780

Advertising Fund Assets

As of September 10, 2023, advertising fund assets, restricted of $151.5 million consisted of $136.6 million of cash and cash equivalents, $9.7 million of accounts receivable and $5.2 million of prepaid expenses. As of September 10, 2023, advertising fund cash and cash equivalents included $4.2 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

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

Partnership with Uber Technologies, Inc. (Uber)

During the third quarter of 2023, the Company entered into a new global agreement with Uber (NYSE:UBER) to allow customers to order Domino’s products through the Uber Eats and Postmates apps with delivery by the Company and its franchisees’ delivery experts. The Company expects the U.S. rollout of this agreement to be enabled by the end of fiscal 2023.

7. Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters with expiration dates through 2041.

The components of operating and finance lease cost for the third quarter and three fiscal quarters of 2023 and the third quarter and three fiscal quarters of 2022 were as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 10,	September 11,	September 10,	September 11,
	2023	2022	2023	2022
Operating lease cost	$11,058	$11,302	$32,734	$32,366
Finance lease cost:
Amortization of right-of-use assets	1,282	1,228	3,794	3,631
Interest on lease liabilities	1,010	1,086	3,008	2,922
Total finance lease cost	$2,292	$2,314	$6,802	$6,553

Rent expense totaled $19.7 million and $58.8 million in the third quarter and three fiscal quarters of 2023, respectively. Rent expense totaled $17.5 million and $55.4 million in the third quarter and three fiscal quarters of 2022, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.4 million and $4.1 million in the third quarter and three fiscal quarters of 2023, respectively. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.3 million and $5.1 million in the third quarter and three fiscal quarters of 2022, respectively. Variable rent expense and rent expense for other short-term leases were immaterial in both the third quarter and three fiscal quarters of 2023 and 2022.

Supplemental balance sheet information related to the Company’s finance leases as of September 10, 2023 and January 1, 2023 was as follows:

	September 10,	January 1,
	2023	2023
Land and buildings	$83,854	$83,902
Equipment	3,941	1,606
Finance lease assets	87,795	85,508
Accumulated depreciation and amortization	(22,382)	(19,405)
Finance lease assets, net	$65,413	$66,103

Current portion of long-term debt	$4,347	$3,313
Long-term debt, less current portion	70,157	70,886
Total principal payable on finance leases	$74,504	$74,199

As of September 10, 2023 and January 1, 2023, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	September 10, 2023		January 1, 2023
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Weighted average remaining lease term	7 years	13 years	7 years	14 years
Weighted average discount rate	4.0%	6.0%	3.9%	6.0%

Supplemental cash flow information related to leases for the third quarter and three fiscal quarters of 2023 and the third quarter and three fiscal quarters of 2022 were as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 10,	September 11,	September 10,	September 11,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,798	$11,581	$31,889	$30,076
Operating cash flows from finance leases	1,010	1,086	3,008	2,922
Financing cash flows from finance leases	1,288	1,038	2,724	2,816
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,230	4,241	17,405	35,405
Finance leases	398	453	3,452	453

Maturities of lease liabilities as of September 10, 2023 were as follows:

	Operating	Finance
	Leases	Leases
2023	$15,320	$2,499
2024	45,493	8,738
2025	41,006	8,816
2026	38,893	9,425
2027	31,281	8,239
Thereafter	86,761	68,448
Total future minimum rental commitments	258,754	106,165
Less, amounts representing interest	(37,078)	(31,661)
Total lease liabilities	$221,676	$74,504

As of September 10, 2023, the Company had additional leases for certain supply chain real estate and certain supply chain and U.S. Company-owned store vehicles that had not yet commenced with estimated future minimum rental commitments of $40.5 million. These leases are expected to commence in 2023 and 2024 with lease terms of up to 11 years. These undiscounted amounts are not included in the table above.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $20.0 million and $24.5 million as of September 10, 2023 and January 1, 2023, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

8. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $4.7 million at September 10, 2023 and $6.9 million at January 1, 2023. As of September 10, 2023, the Company also had $2.0 million in non-cash financing activity related to accruals for excise taxes on share repurchases.

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

10. New Accounting Pronouncements

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and adopted the following accounting standards.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2023 and 2022 third quarters referenced herein represent the twelve-week periods ended September 10, 2023 and September 11, 2022, respectively. The 2023 and 2022 three fiscal quarters referenced herein represent the thirty-six-week periods ended September 10, 2023 and September 11, 2022, respectively. In this section, we discuss the results of our operations for the third quarter and three fiscal quarters of 2023 as compared to the third quarter and three fiscal quarters of 2022.

Overview

Domino’s is the largest pizza company in the world, with more than 20,000 locations in over 90 markets around the world as of September 10, 2023, and operates two distinct service models within its stores with a significant business in both delivery and carryout. Founded in 1960, we are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large network of franchise and Company-owned stores through both the delivery and carryout service models. We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of September 10, 2023.

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

Third Quarter of 2023 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 5.1% as compared to the third quarter of 2022. U.S. retail sales increased 0.9% and international retail sales, excluding foreign currency impact, increased 9.4% as compared to the third quarter of 2022.
•
Same store sales declined 0.6% in our U.S. stores and increased 3.3% in our international stores (excluding foreign currency impact).
•
Revenues decreased 3.9%.
•
Income from operations increased 7.4%.
•
Net income increased 46.9%.
•
Diluted earnings per share increased 49.8%.

Three Fiscal Quarters of 2023 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 5.7% as compared to the three fiscal quarters of 2022. U.S. retail sales increased 2.5% and international retail sales, excluding foreign currency impact, increased 8.9% as compared to the three fiscal quarters of 2022.
•
Same store sales increased 1.0% in our U.S. stores and increased 2.6% in our international stores (excluding foreign currency impact).
•
Revenues decreased 2.2%.
•
Income from operations increased 8.3%.
•
Net income increased 23.1%.
•
Diluted earnings per share increased 25.6%.

Excluding the impact of foreign currency, Domino’s experienced global retail sales growth during the third quarter and three fiscal quarters of 2023. U.S. same store sales declined 0.6% and increased 1.0% in the third quarter and three fiscal quarters of 2023, respectively, compared to an increase of 2.0% and a decline of 1.6% in the third quarter and three fiscal quarters of 2022, respectively. The decline in U.S. same store sales in the third quarter of 2023 was due to lower order volumes, partially offset by a higher average ticket per transaction. The increase in U.S. same store sales in the three fiscal quarters of 2023 was attributable to a higher average ticket per transaction resulting from increases in menu and national offer pricing, partially offset by lower order volumes. In the three fiscal quarters of 2023 in the U.S., we also launched our newest menu items, Domino’s Loaded Tots and Pepperoni Stuffed Cheesy Bread. International same store sales (excluding foreign currency impact) increased 3.3% and 2.6% in the third quarter and three fiscal quarters of 2023, respectively, rolling over a decline in international same store sales (excluding foreign currency impact) of 1.8% and 0.8% in the third quarter and three fiscal quarters of 2022, respectively. Our U.S. and international same store sales (excluding foreign currency impact) continue to be pressured by our fortressing strategy, which includes increasing store concentration in certain markets where we compete.

We had third quarter 2023 global net store decline of 8 stores, comprised of 27 net store openings in the U.S. and 35 net store closures internationally. Net store decline in the third quarter of 2023 reflects the closure of the remaining 143 stores in the Russia market. For the three fiscal quarters of 2023, we continued our global expansion with the opening of 317 net stores. Overall, we believe our global net store growth during the three fiscal quarters of 2023, along with our global retail sales growth (excluding foreign currency impact), emphasis on technology, operations and marketing initiatives, have combined to strengthen our brand.

On August 21, 2023, our master franchisee that owned and operated Domino’s Pizza® stores in Russia announced its intent to file for bankruptcy with respect to the stores in that market. Therefore, as of August 21, 2023, we have considered the stores in the Russia market to be closed and they are excluded from our ending store count as of the end of the third quarter of 2023. Additionally, we have presented our statistical measure of global retail sales growth, excluding foreign currency impact, for the fiscal quarter and three fiscal quarters ended September 10, 2023 excluding the impact of the retail sales from the Russia market. We believe the impact of the Russia market on our statistical measure of global retail sales growth, excluding foreign currency impact, for the fiscal quarter and three fiscal quarters ended September 11, 2022 was immaterial and prior amounts have not been adjusted to conform to the current year presentation. We believe the impact of the Russia market on our statistical measure of same store sales growth for the periods presented was immaterial, and we also believe the impact of the Russia market on our condensed consolidated statements of income related to international franchise royalties and fee revenues and general and administrative expenses for the periods presented was immaterial. We have not received any royalties and fees from the operations of the Russia market subsequent to the Russian invasion of Ukraine in February 2022.

Statistical Measures

The tables below outline certain statistical measures we utilize to analyze our performance. This historical data is not necessarily indicative of results to be expected for any future period.

Global Retail Sales Growth (excluding foreign currency impact)

Global retail sales growth (excluding foreign currency impact) is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Global retail sales refers to total worldwide retail sales at Company-owned and franchised stores. We believe global retail sales information is useful in analyzing revenues because franchisees pay royalties and, in the U.S., advertising fees that are based on a percentage of franchise retail sales. We review comparable industry global retail sales information to assess business trends and to track the growth of the Domino’s Pizza brand. In addition, supply chain revenues are directly impacted by changes in franchise retail sales in the U.S. and Canada. Retail sales for franchised stores are reported to us by our franchisees and are not included in our revenues. Global retail sales growth, excluding foreign currency impact, is calculated as the change of international local currency global retail sales against the comparable period of the prior year. The 2023 global retail sales growth measures excluding the Russia market are calculated as the growth in retail sales excluding the retail sales from the Russia market from both 2023 retail sales and the 2022 retail sales base.

	Third Quarter of 2023	Third Quarter of 2022	Three Fiscal Quarters of 2023	Three Fiscal Quarters of 2022
U.S. stores	+ 0.9%	+ 4.1%	+ 2.5%	+ 0.7%
International stores (excluding foreign currency impact) (1)	+ 9.4%	+ 5.2%	+ 8.9%	+ 5.7%
Total (excluding foreign currency impact) (2)	+ 5.1%	+ 4.7%	+ 5.7%	+ 3.2%

(1) (2)

2023 figures exclude the impact of the Russia market. Including the impact of the Russia market, international stores retail sales growth, excluding foreign currency impact, was 9.0% and 8.5% for the third quarter and three fiscal quarters of 2023, respectively.

2023 figures exclude the impact of the Russia market. Including the impact of the Russia market, total global retail sales growth, excluding foreign currency impact, was 4.9% and 5.5% for the third quarter and three fiscal quarters of 2023, respectively.

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

	Third Quarter of 2023	Third Quarter of 2022	Three Fiscal Quarters of 2023	Three Fiscal Quarters of 2022
U.S. Company-owned stores	+ 2.9%	(1.9)%	+ 5.2%	(7.3)%
U.S. franchise stores	(0.7)%	+ 2.2%	+ 0.8%	(1.2)%
U.S. stores	(0.6)%	+ 2.0%	+ 1.0%	(1.6)%
International stores (excluding foreign currency impact)	+ 3.3%	(1.8)%	+ 2.6%	(0.8)%

Store Growth Activity

Net store growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Net store growth is calculated by netting gross store openings with gross store closures during the period. Transfers between Company-owned stores and franchised stores are excluded from the calculation of net store growth. Net store decline in the third quarter of 2023 reflects the closure of the remaining 143 net stores in the Russia market. Net store growth in the trailing four quarters reflects the closure of the remaining 189 net stores in the Russia market.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at June 18, 2023	286	6,449	6,735	13,470	20,205
Openings	2	26	28	190	218
Closings	—	(1)	(1)	(225)	(226)
Store count at September 10, 2023	288	6,474	6,762	13,435	20,197
Third quarter 2023 net store growth (decline)	2	25	27	(35)	(8)
Trailing four quarters net store growth	1	118	119	559	678

Income Statement Data

	Third Quarter of 2023		Third Quarter of 2022		Three Fiscal Quarters of 2023		Three Fiscal Quarters of 2022
Revenues:
U.S. Company-owned stores	$86.3		$112.4		$258.9		$328.8
U.S. franchise royalties and fees	138.3		128.9		410.5		379.3
Supply chain	618.1		646.1		1,858.0		1,902.2
International franchise royalties and fees	73.1		67.1		213.3		202.8
U.S. franchise advertising	111.5		114.2		335.7		331.9
Total revenues	1,027.4	100.0%	1,068.6	100.0%	3,076.4	100.0%	3,144.9	100.0%
Cost of sales:
U.S. Company-owned stores	72.6		98.6		214.6		280.0
Supply chain	556.6		588.2		1,673.4		1,728.2
Total cost of sales	629.2	61.2%	686.7	64.3%	1,888.0	61.4%	2,008.2	63.9%
Gross margin	398.2	38.8%	381.9	35.7%	1,188.4	38.6%	1,136.7	36.1%
General and administrative	97.2	9.5%	91.2	8.5%	290.2	9.4%	285.8	9.1%
U.S. franchise advertising	111.5	10.9%	114.2	10.7%	335.7	10.9%	331.9	10.5%
Refranchising loss	—	0.0%	—	0.0%	0.1	0.0%	—	0.0%
Income from operations	189.4	18.4%	176.5	16.5%	562.3	18.3%	519.1	16.5%
Other income	28.2	2.8%	—	0.0%	13.3	0.4%	—	0.0%
Interest expense, net	(42.1)	(4.1)%	(44.6)	(4.2)%	(128.6)	(4.2)%	(136.1)	(4.3)%
Income before provision for income taxes	175.6	17.1%	131.8	12.3%	446.9	14.5%	383.0	12.2%
Provision for income taxes	27.9	2.7%	31.3	2.9%	85.1	2.7%	89.1	2.9%
Net income	$147.7	14.4%	$100.5	9.4%	$361.8	11.8%	$294.0	9.3%

Revenues

	Third Quarter of 2023		Third Quarter of 2022		Three Fiscal Quarters of 2023		Three Fiscal Quarters of 2022
U.S. Company-owned stores	$86.3	8.4%	$112.4	10.5%	$258.9	8.4%	$328.8	10.4%
U.S. franchise royalties and fees	138.3	13.5%	128.9	12.1%	410.5	13.4%	379.3	12.1%
Supply chain	618.1	60.1%	646.1	60.4%	1,858.0	60.4%	1,902.2	60.5%
International franchise royalties and fees	73.1	7.1%	67.1	6.3%	213.3	6.9%	202.8	6.4%
U.S. franchise advertising	111.5	10.9%	114.2	10.7%	335.7	10.9%	331.9	10.6%
Total revenues	$1,027.4	100.0%	$1,068.6	100.0%	$3,076.4	100.0%	$3,144.9	100.0%

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

U.S. Stores Revenues

	Third Quarter of 2023		Third Quarter of 2022		Three Fiscal Quarters of 2023		Three Fiscal Quarters of 2022
U.S. Company-owned stores	$86.3	25.7%	$112.4	31.6%	$258.9	25.8%	$328.8	31.6%
U.S. franchise royalties and fees	138.3	41.1%	128.9	36.3%	410.5	40.8%	379.3	36.5%
U.S. franchise advertising	111.5	33.2%	114.2	32.1%	335.7	33.4%	331.9	31.9%
Total U.S. stores revenues	$336.1	100.0%	$355.5	100.0%	$1,005.1	100.0%	$1,039.9	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations decreased $26.1 million, or 23.2%, in the third quarter of 2023, and decreased $69.9 million, or 21.3%, in the three fiscal quarters of 2023 primarily due to a decrease in the average number of U.S. Company-owned stores open during the period resulting from the refranchising of 114 U.S. Company-owned stores in Arizona and Utah in the fourth quarter of 2022 to certain of our U.S. franchisees (the “2022 Store Sale”). This decrease was partially offset by higher same store sales, and, to a lesser extent in the three fiscal quarters of 2023, our purchase of 23 U.S. franchise stores in Michigan in the first quarter of 2022.

U.S. Company-owned same store sales increased 2.9% in the third quarter of 2023 and increased 5.2% in the three fiscal quarters of 2023. U.S. Company-owned same store sales declined 1.9% in the third quarter of 2022 and declined 7.3% in the three fiscal quarters of 2022.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $9.4 million, or 7.3%, in the third quarter of 2023, and increased $31.2 million, or 8.2%, in the three fiscal quarters of 2023 primarily due to an increase in fees paid by our franchisees for the use of our technology platforms, as well as an increase in the average number of U.S. franchised stores open during the period resulting from the 2022 Store Sale, and, to a lesser extent, net store growth. Lower same store sales in the third quarter of 2023 partially offset these increases in revenue, while higher same store sales in the three fiscal quarters of 2023 also contributed to the increase in U.S. franchise royalties and fees.

U.S. franchise same store sales declined 0.7% in the third quarter of 2023 and increased 0.8% in the three fiscal quarters of 2023. U.S. franchise same store sales increased 2.2% in the third quarter of 2022 and declined 1.2% in the three fiscal quarters of 2022.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising decreased $2.7 million, or 2.3%, in the third quarter of 2023 due to a temporary reduction of 0.25% to the standard 6.0% advertising contribution which was effectuated at the beginning of the second quarter of 2023, as well as a decline in U.S. franchise same store sales in the third quarter of 2023. These decreases were partially offset by an increase in the average number of U.S. franchised stores open during the period resulting from the 2022 Store Sale, and, to a lesser extent, net store growth.

Revenues from U.S. franchise advertising increased $3.9 million, or 1.2%, in the three fiscal quarters of 2023 due to an increase in the average number of U.S. franchised stores open during the period resulting from the 2022 Store Sale, and, to a lesser extent, net store growth. Revenues from U.S. franchise advertising also benefited from higher same store sales in the three fiscal quarters of 2023. These increases were partially offset by the 0.25% reduction in the standard advertising contribution referenced above.

Supply Chain

Supply chain revenues decreased $28.0 million, or 4.3%, in the third quarter of 2023 due to lower order volumes at our U.S. franchised stores as well as a decrease in our market basket pricing to stores of 1.7% in the third quarter of 2023, which resulted in an estimated $12.8 million decrease in supply chain revenues. Supply chain revenues decreased $44.2 million, or 2.3%, in the three fiscal quarters of 2023 due primarily to lower order volumes at our U.S. franchised stores. Our market basket pricing to stores increased 0.2% during the three fiscal quarters of 2023 which did not have a significant impact on supply chain revenues. The market basket pricing change, a statistical measure utilized by management, is calculated as the percentage change of the market basket purchased by an average U.S. store (based on average weekly unit sales) from our U.S. supply chain centers against the comparable period of the prior year. We believe this measure is important to understanding Company performance because as our market basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees increased $6.1 million, or 9.1%, in the third quarter of 2023, and increased $10.5 million, or 5.2%, in the three fiscal quarters of 2023 due primarily to same store sales growth (excluding foreign currency impact) and an increase in the average number of international franchised stores open during the period, resulting from net store growth during the trailing four quarters. The negative impact of changes in foreign currency exchange rates of $0.2 million in the third quarter of 2023 and $6.4 million in the three fiscal quarters of 2023 partially offset the increases in international franchise royalties and fees. The impact of changes in foreign currency exchange rates on international franchise royalty revenues, a statistical measure utilized by management, is calculated as the difference in international franchise royalty revenues resulting from translating current year local currency results to U.S. dollars at current year exchange rates as compared to prior year exchange rates. We believe this measure is important to understanding Company performance given the significant variability in international franchise royalty revenues that can be driven by changes in foreign currency exchange rates.

Excluding the impact of foreign currency exchange rates, international franchise same store sales increased 3.3% in the third quarter of 2023 and increased 2.6% in the three fiscal quarters of 2023. Excluding the impact of foreign currency exchange rates, international franchise same store sales declined 1.8% in the third quarter of 2022 and declined 0.8% in the three fiscal quarters of 2022.

Cost of Sales / Gross Margin

	Third Quarter of 2023		Third Quarter of 2022		Three Fiscal Quarters of 2023		Three Fiscal Quarters of 2022
Total revenues	$1,027.4	100.0%	$1,068.6	100.0%	$3,076.4	100.0%	$3,144.9	100.0%
Total cost of sales	629.2	61.2%	686.7	64.3%	1,888.0	61.4%	2,008.2	63.9%
Gross margin	$398.2	38.8%	$381.9	35.7%	$1,188.4	38.6%	$1,136.7	36.1%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs. Consolidated gross margin (which we define as revenues less cost of sales) increased $16.3 million, or 4.3%, in the third quarter of 2023, and increased $51.7 million, or 4.5%, in the three fiscal quarters of 2023 due primarily to higher global franchise royalty revenues, as well as improved procurement productivity within supply chain. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. Additionally, as our market basket prices fluctuate, our revenues and gross margin percentages in our supply chain segment also fluctuate; however, actual product-level dollar margins remain unchanged.

As a percentage of revenues, the consolidated gross margin increased 3.1 percentage points in the third quarter of 2023 and increased 2.5 percentage points in the three fiscal quarters of 2023. U.S. Company-owned store gross margin increased 3.5 percentage points in the third quarter of 2023 and increased 2.3 percentage points in the three fiscal quarters of 2023. Supply chain gross margin increased 1.0 percentage point in the third quarter of 2023 and increased 0.7 percentage points in the three fiscal quarters of 2023. These changes in gross margin are described in more detail below.

U.S. Company-Owned Store Gross Margin

	Third Quarter of 2023		Third Quarter of 2022		Three Fiscal Quarters of 2023		Three Fiscal Quarters of 2022
Revenues	$86.3	100.0%	$112.4	100.0%	$258.9	100.0%	$328.8	100.0%
Cost of sales	72.6	84.2%	98.6	87.7%	214.6	82.9%	280.0	85.2%
Store gross margin	$13.7	15.8%	$13.8	12.3%	$44.3	17.1%	$48.8	14.8%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) decreased $0.1 million, or 1.0%, in the third quarter of 2023 and decreased $4.5 million, or 9.2%, in the three fiscal quarters of 2023 due primarily to the 2022 Store Sale. As a percentage of store revenues, the U.S. Company-owned store gross margin increased 3.5 percentage points in the third quarter of 2023 and increased 2.3 percentage points in the three fiscal quarters of 2023. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs decreased 3.5 percentage points to 29.0% in the third quarter of 2023, and decreased 2.7 percentage points to 29.0% in the three fiscal quarters of 2023 driven primarily by higher same store sales as a result of increases in menu and national offer pricing and improved sales leverage, as well as the impact of the 2022 Store Sale due to higher average food costs in the markets in which the sold stores operated. The decrease in the market basket pricing to stores also contributed to the improvement in food cost as a percentage of U.S. Company-owned store revenues in the third quarter of 2023.
•
Labor costs increased 0.2 percentage points to 31.8% in the third quarter of 2023 and increased 0.7 percentage points to 31.2% in the three fiscal quarters of 2023 due primarily to higher wage rates in our U.S. Company-owned stores in the third quarter and three fiscal quarters of 2023.

Supply Chain Gross Margin

	Third Quarter of 2023		Third Quarter of 2022		Three Fiscal Quarters of 2023		Three Fiscal Quarters of 2022
Revenues	$618.1	100.0%	$646.1	100.0%	$1,858.0	100.0%	$1,902.2	100.0%
Cost of sales	556.6	90.0%	588.2	91.0%	1,673.4	90.1%	1,728.2	90.8%
Supply chain gross margin	$61.5	10.0%	$57.9	9.0%	$184.6	9.9%	$174.0	9.2%

Supply chain gross margin increased $3.6 million, or 6.2%, in the third quarter of 2023, and increased $10.6 million, or 6.1%, in the three fiscal quarters of 2023. As a percentage of supply chain revenues, the supply chain gross margin increased 1.0 percentage point in the third quarter of 2023, and increased 0.7 percentage points in the three fiscal quarters of 2023 due primarily to procurement productivity. Lower food costs as a percentage of supply chain revenues also benefited the supply chain gross margin in the third quarter of 2023. These improvements in supply chain gross margin as a percentage of supply chain revenues were partially offset in both the third quarter and three fiscal quarters of 2023 by higher labor costs as a percentage of supply chain revenues.

General and Administrative Expenses

General and administrative expenses increased $6.0 million, or 6.6%, in the third quarter of 2023, driven primarily by higher labor costs. General and administrative expenses increased $4.4 million, or 1.5%, in the three fiscal quarters of 2023, driven primarily by higher labor costs, partially offset by lower travel costs.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses decreased $2.7 million, or 2.3%, consistent with the decrease in U.S. franchise advertising revenues in the third quarter of 2023. U.S. franchise advertising expenses increased $3.9 million, or 1.2%, consistent with the increase in U.S. franchise advertising revenues in the three fiscal quarters of 2023. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand, and these revenues cannot be used for general corporate purposes.

Other Income

During the third quarter and three fiscal quarters of 2023, we recorded a $28.2 million and $13.3 million, respectively, unrealized gain on our investment in DPC Dash (Note 5) based on the active exchange quoted price for the equity security. We did not record any adjustments to the carrying amount in the first quarter of 2023 or three fiscal quarters of 2022.

Interest Expense, Net

Interest expense, net decreased $2.5 million, or 5.6%, in the third quarter of 2023, and decreased $7.4 million, or 5.5%, in the three fiscal quarters of 2023, each driven by higher interest income on our cash equivalents.

Our weighted average borrowing rate increased to 3.8% in both the third quarter and three fiscal quarters of 2023 from 3.7% in both the third quarter and three fiscal quarters of 2022.

Provision for Income Taxes

Provision for income taxes decreased $3.4 million, or 11.0%, in the third quarter of 2023 due to a lower effective tax rate, partially offset by higher income before provision for income taxes. The effective tax rate decreased to 15.9% during the third quarter of 2023 as compared to 23.8% in the third quarter of 2022, driven in part by higher foreign tax credits and by a 1.1 percentage point change in the impact of excess tax benefits from equity-based compensation, which are recorded as a reduction to the income tax provision. Provision for income taxes decreased $4.0 million, or 4.5%, in the three fiscal quarters of 2023 due to a lower effective tax rate, partially offset by higher income before provision for income taxes. The effective tax rate decreased to 19.0% during the three fiscal quarters of 2023 as compared to 23.3% in the three fiscal quarters of 2022, driven in part by higher foreign tax credits and by a 0.4 percentage point change in the impact of excess tax benefits from equity-based compensation, which are recorded as a reduction to the income tax provision.

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

In the first quarter of 2023, we changed our allocation methodology for certain costs which support certain internally developed software used across our franchise system. The change in allocation methodology of certain software development costs resulted in an estimated increase in U.S. stores Segment Income of $15.9 million, an estimated increase in international franchise Segment Income of $2.0 million and an estimated decrease in other Segment Income of $17.9 million in the third quarter of 2023. The change in allocation methodology of certain software development costs resulted in an estimated increase in U.S. stores Segment Income of $41.8 million, an estimated increase in international franchise Segment Income of $5.9 million and an estimated decrease in other Segment Income of $47.7 million in the three fiscal quarters of 2023.

	Third Quarter of 2023	Third Quarter of 2022	Three Fiscal Quarters of 2023	Three Fiscal Quarters of 2022
U.S. stores	$120.4	$100.5	$356.6	$301.9
Supply chain	55.3	49.9	163.8	149.9
International franchise	61.5	53.8	178.5	161.7
Other	(19.8)	(2.9)	(54.4)	(16.3)

U.S. Stores

U.S. stores Segment Income increased $19.8 million, or 19.7%, in the third quarter of 2023, primarily due to the change in allocation methodology for certain software development costs, as well as higher U.S. franchise royalties and fees revenues, each as discussed above. These increases were partially offset by the $0.1 million decrease in U.S. Company-owned store gross margin, as discussed above. U.S. stores Segment Income increased $54.8 million, or 18.1%, in the three fiscal quarters of 2023, primarily due to the change in allocation methodology for certain software development costs, as well as higher U.S. franchise royalties and fees revenues, each as discussed above. These increases were partially offset by the $4.5 million decrease in U.S. Company-owned store gross margin, as discussed above. U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income.

Supply Chain

Supply chain Segment Income increased $5.4 million, or 10.7%, in the third quarter of 2023, primarily due to the $3.6 million increase in supply chain gross margin described above. Supply chain Segment Income increased $13.9 million, or 9.3%, in the three fiscal quarters of 2023, primarily due to the $10.6 million increase in supply chain gross margin described above.

International Franchise

International franchise Segment Income increased $7.7 million, or 14.4%, in the third quarter of 2023, primarily due to higher international franchise royalties and fees revenues as well as the change in allocation methodology for certain software development costs, each as discussed above. International franchise Segment Income increased $16.8 million, or 10.4%, in the three fiscal quarters of 2023, primarily due to higher international franchise royalties and fees revenues as well as the change in allocation methodology for certain software development costs, each as discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income.

Other

Other Segment Income decreased $16.9 million, or 578.6%, in the third quarter of 2023, and decreased $38.1 million, or 234.7%, in the three fiscal quarters of 2023 due primarily to the change in allocation methodology for certain software development costs as discussed above, as well as higher labor costs. These decreases were partially offset by lower travel costs in the three fiscal quarters of 2023.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. These factors allow us to manage our working capital and our ongoing cash flows from operations to invest in our business and other strategic opportunities, pay dividends and repurchase and retire shares of our common stock. As of September 10, 2023, we had working capital of $26.2 million, excluding restricted cash and cash equivalents of $202.3 million, advertising fund assets, restricted, of $151.5 million and advertising fund liabilities of $147.3 million. Working capital includes total unrestricted cash and cash equivalents of $80.9 million.

Our primary sources of liquidity are cash flows from operations and availability of borrowings under our 2022 and 2021 Variable Funding Notes (as defined below). During the three fiscal quarters of 2023, we experienced an increase in both U.S. and international same store sales (excluding foreign currency impact) versus the comparable periods in the prior year. Additionally, both our U.S. and international businesses grew store counts during the three fiscal quarters of 2023. These factors contributed to our continued ability to generate positive operating cash flows. In addition to our cash flows from operations, we have two variable funding note facilities. These facilities include our Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2022 Variable Funding Notes”), which allows for advances of up to $120.0 million, as well as our Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2021 Variable Funding Notes,” and, together with the 2022 Variable Funding Notes, the “2022 and 2021 Variable Funding Notes”), which allows for advances of up to $200.0 million and certain other credit instruments, including letters of credit. The letters of credit primarily relate to our casualty insurance programs. As of September 10, 2023, we had no outstanding borrowings and $277.8 million of available borrowing capacity under our 2022 and 2021 Variable Funding Notes, net of letters of credit issued of $42.2 million.

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

Restricted Cash

As of September 10, 2023, we had $151.0 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $51.1 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $202.3 million of restricted cash and cash equivalents. As of September 10, 2023, we also held $136.6 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

As of September 10, 2023, we had approximately $4.99 billion of long-term debt, of which $55.8 million was classified as a current liability. As of September 10, 2023, our fixed rate notes from the recapitalizations we completed in 2021, 2019, 2018, 2017 and 2015 had original scheduled principal payments of $12.9 million in the remainder of 2023, $51.5 million in 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031.

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

During the third quarter of 2023, we repurchased and retired 229,860 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $90.0 million. During the three fiscal quarters of 2023, we repurchased and retired 622,405 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $210.8 million. As of September 10, 2023, we had a total remaining authorized amount for share repurchases of approximately $199.5 million.

Dividends

On July 20, 2023, our Board of Directors declared a $1.21 per share quarterly dividend on our outstanding common stock for shareholders of record as of September 15, 2023, which was paid on September 29, 2023. We had approximately $43.4 million accrued for common stock dividends at September 10, 2023. Subsequent to the end of the third quarter, on October 10, 2023, our Board of Directors declared a $1.21 per share quarterly dividend on our outstanding common stock for shareholders of record as of December 15, 2023, to be paid on December 29, 2023.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

	Three Fiscal Quarters of 2023	Three Fiscal Quarters of 2022
Cash flows provided by (used in)
Net cash provided by operating activities	$422.1	$330.2
Net cash used in investing activities	(60.0)	(58.7)
Net cash used in financing activities	(337.2)	(304.3)
Effect of exchange rate changes on cash	(0.3)	(0.6)
Change in cash and cash equivalents, restricted cash and cash equivalents	$24.6	$(33.4)

Operating Activities

Cash provided by operating activities increased $92.0 million in the three fiscal quarters of 2023, primarily due to the positive impact of changes in operating assets and liabilities of $54.9 million. The positive impact of changes in operating assets and liabilities primarily related to the timing of payments on accrued liabilities and inventory as well as changes in inventory pricing and the timing of payments on accounts payable in the three fiscal quarters of 2023 as compared to the three fiscal quarters of 2022. Additionally, net income increased $67.9 million and non-cash adjustments decreased $28.9 million, resulting in an overall increase to cash provided by operating activities in the three fiscal quarters of 2023 as compared to the three fiscal quarters of 2022 of $39.0 million. These increases in cash provided by operating activities were partially offset by a $1.9 million negative impact of changes in advertising fund assets and liabilities, restricted, in the three fiscal quarters of 2023 as compared to the three fiscal quarters of 2022 due to payments for advertising activities outpacing receipts for advertising contributions.

Investing Activities

Cash used in investing activities was $60.0 million in the three fiscal quarters of 2023, which primarily consisted of $59.3 million of capital expenditures (driven primarily by investments in technological initiatives, supply chain centers and corporate store operations).

Financing Activities

Cash used in financing activities was $337.2 million in the three fiscal quarters of 2023, which included the repurchase of approximately $210.8 million in common stock under our Board of Directors-approved share repurchase program, dividend payments of $85.6 million, repayments of long-term debt and finance lease obligations of $41.3 million and tax payments for the vesting of restricted stock of $5.2 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $5.8 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into our 2022 and 2021 Variable Funding Notes and, at September 10, 2023, we are exposed to interest rate risk on borrowings under our 2022 and 2021 Variable Funding Notes. As of September 10, 2023, we had no outstanding borrowings under our 2022 and 2021 Variable Funding Notes.

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

Foreign Currency Exchange Risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 7.1% of our total revenues in the third quarter of 2023, approximately 6.9% of our total revenues in the three fiscal quarters of 2023, approximately 6.3% of our total revenues in the third quarter of 2022 and approximately 6.4% of our total revenues in the three fiscal quarters of 2022 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. We estimate that a hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $18.8 million in the three fiscal quarters of 2023.

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

During the quarterly period ended September 10, 2023, there were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program (2)
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #7 (June 19, 2023 to July 16, 2023)	1,700	$333.05	—	$289,511
Period #8 (July 17, 2023 to August 13, 2023)	99,711	398.90	98,000	250,420
Period #9 (August 14, 2023 to September 10, 2023)	132,978	386.13	131,860	199,511
Total	234,389	$391.18	229,860	$199,511

(1)	4,529 shares in the third quarter of 2023 were purchased as part of the Company’s employee stock payroll deduction plan at an average price of $372.78.
(2)

On July 20, 2021, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. As of September 10, 2023, $199.5 million remained available for future purchases of the Company’s common stock under this share repurchase program.

Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 10, 2023, none of the Company’s directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
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

DOMINO’S PIZZA, INC. (Registrant)
Date: October 12, 2023	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer (Principal Financial Officer)