Form 10-K
period 2023-12-31
DOMINOS PIZZA INC
filed 2024-02-26
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Domino’s Pizza, Inc. as of June 18, 2023 computed by reference to the closing price of Domino’s Pizza, Inc.’s common stock on the New York Stock Exchange on such date was $11,569,716,092.

As of February 19, 2024, Domino’s Pizza, Inc. had 34,812,723 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 25, 2024 are incorporated by reference into Part III.

Throughout this document, Domino’s Pizza, Inc. (NYSE: DPZ) is referred to as the “Company,” “Domino’s,” “Domino’s Pizza” or in the first-person notations of “we,” “us” and “our.”

In this document, we rely on and refer to information regarding the U.S. quick service restaurant, or QSR, sector and the U.S. QSR pizza category from CREST®, ongoing foodservice market research (years ending December) prepared by Circana, formerly The NPD Group, as well as market research reports, analyst reports and other publicly-available information. Although we believe this information to be reliable, we have not independently verified it. U.S. sales information relating to the U.S. QSR sector and the U.S. QSR pizza category represent reported consumer spending obtained by Circana’s CREST ongoing foodservice market research from consumer surveys. This information relates to both our Company-owned and franchised stores.

Part I

Item 1. Business.

Overview

Domino’s is the largest pizza company in the world with more than 20,500 locations in over 90 markets around the world as of December 31, 2023, and operates two distinct service models within its stores, with a significant business in both delivery and carryout. We are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores through both the delivery and carryout service models. We have been selling quality, affordable food to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. Over more than 60 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.

We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of December 31, 2023. Franchising enables an individual to be a business owner and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

Domino’s business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties and fees to our franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s® brand marks. We also generate revenues and earnings by selling food, equipment and supplies to franchisees through our supply chain operations primarily in the U.S. and Canada and by operating a number of Company-owned stores in the United States. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling food and equipment to those sub-franchisees, as well as by running pizza stores. We believe that everyone in the system can benefit from the franchise model, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.

Domino’s business model can yield strong returns for our franchise owners and our Company-owned stores. It can also yield significant cash flows to us, through a consistent franchise royalty payment and supply chain revenue stream, with moderate capital expenditures. We have historically returned cash to shareholders through dividend payments and share repurchases. At Domino’s, we believe we have a proven business model for success that has historically driven strong returns for our shareholders. We recently announced our Hungry for MORE strategy aimed at generating MORE sales, MORE stores and MORE profits. The strategic imperatives of our Hungry for MORE strategy are as follows:

Most Delicious Food: We believe we have the best pizza in the industry, and our menu has even more mouthwatering options beyond pizza, including Domino’s Loaded Tots, stuffed cheesy breads, wings, boneless chicken, pastas, oven-baked sandwiches, dips, soft drink products and desserts. We will continue to showcase the breadth of our menu, while highlighting the deliciousness of our food through our innovative marketing promotions.

Operational Excellence: We are relentless in our focus on convenience, consistency and efficiency for both our and our franchisees’ customers.

Renowned Value: We are committed to continuing to offer competitive pricing and personalized value for our customers.

Enhanced by Best-in-Class Franchisees: Our franchisees play a vital role in driving results and excitement across the more than 90 markets in which we operate.

Our Industry

The U.S. QSR pizza category is large and fragmented. From 2018 through 2023, the U.S. QSR pizza category has grown from $37.5 billion to $41.3 billion. It is the second-largest category, by sales, within the $349.9 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carryout, with carryout and delivery comprising the two largest segments.

In the U.S., we compete in the delivery and carryout segments of the pizza industry, and we are the dollar market share leader for delivery and carryout among pizza QSRs. Delivery segment dollars of $16.5 billion in 2023 (up from $14.0 billion in 2018) account for approximately 40% of total U.S. consumer spend at pizza QSRs. The four industry leaders, including Domino’s, account for approximately 60% of U.S. pizza delivery, based on reported consumer spending, with the remaining dollars going to regional chains and independent or local establishments. From 2018 to 2023, the carryout segment grew from $16.9 billion to $20.2 billion. The four industry leaders, including Domino’s, account for approximately 52% of the U.S. carryout segment. (Source: Circana, CREST, year ending December 2023).

In contrast to the U.S., international pizza delivery is relatively underdeveloped, with only Domino’s and two other competitors having a significant global presence. We believe that demand for pizza delivery and pizza carryout is large and growing throughout the world, driven by international consumers’ increasing emphasis on convenience, and is supported by our proven success of 40 years of conducting business abroad.

Our Competition

The global pizza delivery and carryout segments, as well as the broader QSR sector, are highly competitive. In the U.S., we compete against regional and independent or local companies as well as national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza®. Internationally, we compete primarily with Pizza Hut, Papa John’s and country-specific national, regional and local pizzerias. We generally compete on the basis of product quality, location, image, service, technology, convenience and price. Our business and those of our competitors can be affected by changes in consumer tastes, economic conditions, demographic trends, geopolitical and reputational considerations, marketing, advertising, pricing and consumers’ disposable income. We also compete with other restaurants, as well as order and delivery aggregation companies, which have continued to grow in size and scale in recent years. We compete not only for customers, but also for management and hourly employees, including store team members, drivers and qualified franchisees, as well as suitable real estate sites.

Our Customers

Our business is not dependent upon a single retail customer or small group of customers, including franchisees. No customer accounted for more than 10% of our total consolidated revenues in 2023, 2022 or 2021. As of December 31, 2023, our largest franchisee based on store count, Domino’s Pizza Enterprises (DMP: ASX), operated 3,840 stores in 12 international markets, which accounted for approximately 28% of our international store count and 19% of our global store count. Revenues from this master franchisee accounted for 1.7% of our consolidated revenues in 2023. Our international franchise segment only requires a modest amount of general and administrative expenses to support its markets and does not have a cost of sales component. Therefore, the vast majority of these royalty revenues result in profits to us.

Our Menu

We offer a menu designed to present delicious, quality offerings to customers, while keeping it simple enough to minimize operational complexity and expedite order-taking and food preparation. Our basic menu features pizza products with varying sizes and crust types. Our typical store also offers side items including bread products, wings, boneless chicken, pastas, oven-baked sandwiches, dips, soft drink products and desserts. During 2023, we launched our newest menu items in the U.S., Domino’s Loaded Tots and Pepperoni Stuffed Cheesy Bread. International market offerings vary by country and culture, such as the Lipu Taro Paste and Oats Double Decker Crust in China as well as offerings that tap into the spicy taste preferences of Domino’s customers in India such as their Blazing Chicken and Paprika Pizza and Blazing Onion and Paprika Pizza.

Store Image and Operations

We operate two distinct service models within our stores with a significant business in both delivery and carryout. In the U.S., delivery and carryout generally contribute evenly to our overall system transaction count. The majority of our U.S. and international stores are constructed in the carryout-friendly Pizza Theater design. Many of these stores offer casual seating and enable customers to watch the preparation of their orders, but do not offer a full-service dine-in experience. As a result, our stores generally do not require expensive restaurant facilities and staffing.

Our Business Segments

We operate, and report, three business segments: U.S. stores, international franchise and supply chain.

U.S. Stores

During 2023, our U.S. stores segment accounted for $1.45 billion, or 32%, of our consolidated revenues. Our U.S. stores segment is comprised primarily of our franchise operations, which consisted of 6,566 franchised stores located in the United States as of December 31, 2023. We also operated a network of 288 U.S. Company-owned stores as of December 31, 2023.

Directly operating Domino’s stores contributes significantly to our ability to act as a credible franchisor. We also use our Company-owned stores as test sites for technological innovation and promotions, as well as operational improvements. Additionally, we also use them for training new store managers and operations team members, as well as developing prospective franchisees. While we are primarily a franchised business, we continuously evaluate our mix of U.S. Company-owned and franchised stores. As of December 31, 2023, franchised stores represented approximately 96% of our total store count within our U.S. stores segment.

U.S. Franchise Profile

As of December 31, 2023, our network of 6,566 U.S. franchise stores was owned and operated by 735 independent U.S. franchisees. Our franchise formula enables franchisees to benefit from our brand recognition with a relatively low initial capital investment. As of December 31, 2023, the average U.S. franchisee owned and operated approximately nine stores and had been in our franchise system for over 17 years. Additionally, 22 of our U.S. franchisees operated more than 50 stores (including our largest U.S. franchisee who operated 143 stores) and 209 of our U.S. franchisees each operated one store as of December 31, 2023.

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

U.S. Franchise Agreements

We enter into franchise agreements with U.S. franchisees under which the franchisee is generally granted the right to operate a store in a particular location for a term of ten years, with an ability to renew for an additional term of ten years. We had a franchise agreement renewal rate of approximately 99% in 2023. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchised store. Each franchisee is generally required to pay a 5.5% royalty fee on sales, as well as certain technology fees. In certain instances, we will collect lower rates based on certain incentives.

Our stores in the United States generally contribute 6.0% of their sales to fund national marketing and advertising campaigns (subject, in certain instances, to lower rates based on certain incentives and waivers). Beginning on March 27, 2023, Domino's National Advertising Fund Inc. (“DNAF”), the Company’s consolidated not-for-profit advertising subsidiary, effectuated a temporary reduction of 0.25% to its standard 6.0% advertising contribution, which will expire on March 24, 2024. Contributions by our U.S. franchisees to DNAF are primarily used to purchase media for advertising, and also to support market research, field communications, public relations, commercial production, talent payments and other activities to promote the Domino’s brand. In addition to the national and market-level advertising contributions, U.S. stores generally spend additional funds on local store marketing activities.

We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee’s failure to adhere to the Company’s franchise agreement, failure to make required payments or failure to adhere to specified Company policies and standards.

International Franchise

During 2023, our international franchise segment accounted for $310.1 million, or 7%, of our consolidated revenues. This segment is comprised of a network of franchised stores in over 90 international markets. As of December 31, 2023, we had 13,737 international franchised stores. The principal sources of revenues from those operations are royalty payments generated by retail sales from franchised stores, as well as certain technology fees.

Our international franchisees employ our basic standard operating model and adapt it to satisfy the local eating habits and consumer preferences of various regions outside the U.S. Currently, the vast majority of our international stores operate under master franchise agreements.

We believe that Domino’s appeals to potential international franchisees because of our recognized brand name and technological leadership, the moderate capital expenditures required to open and operate the stores and the system’s desirable store-level profitability. Stores in eight of our ten largest international markets in terms of store count are operated by master franchise companies that are publicly traded on stock exchanges as noted in the below table.

The following table shows our store count as of December 31, 2023 in our ten largest international markets, which accounted for approximately 64% of our international stores as of that date.

Market	Number of stores
India (JUBLFOOD: NS)	1,916
United Kingdom (DOM: L)	1,254
Japan (DMP: ASX)	1,015
Mexico (ALSEA: MX)	894
China (1405: HK)	771
Australia (DMP: ASX)	747
Turkey (DPEU: L)	689
Canada	605
France (DMP: ASX)	489
South Korea	480

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

International Master Franchise and Other Agreements

Our international master franchise agreements generally grant the franchisee exclusive rights to develop and sub-franchise stores, and the right to operate supply chain centers in particular geographic areas. Agreements are generally for a term of ten years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time franchise fee as well as an additional franchise fee upon the opening of each new store. The master franchisee is also required to pay a continuing royalty fee as a percentage of sales, which varies among international markets and may also differ based on certain incentives and concessions, and averaged approximately 3.0% in 2023. We also have agreements with certain of our international master franchisees with respect to certain technology fees.

Supply Chain

During 2023, our supply chain segment accounted for $2.72 billion, or 61%, of our consolidated revenues. In the U.S., we operate 22 regional dough manufacturing and supply chain centers, two thin crust manufacturing facilities, one vegetable processing center and one center providing equipment and supplies to our U.S. and certain international stores. We also operate five dough manufacturing and supply chain centers in Canada. We plan to continue investing in supply chain productivity initiatives in the future. Our supply chain segment leases a fleet of more than 1,000 tractors and trailers. Our centers produce fresh dough and purchase, receive, store and deliver quality food and other complementary items to substantially all of our U.S. stores and most of our Canadian franchised stores. We regularly supply over 7,400 stores with various food and supplies.

We believe our franchisees voluntarily choose to obtain food, supplies and equipment from us because we offer the most efficient, convenient and cost-effective alternative, while also offering both quality and consistency. Our supply chain segment offers profit-sharing arrangements to U.S. and Canadian franchisees who purchase all of their food for their stores from our centers. These profit-sharing arrangements generally offer participating franchisees and Company-owned stores with 50% of the pre-tax profit from our supply chain center operations. We believe these arrangements strengthen our ties to and provide aligned benefits with franchisees.

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

Cheese is our largest food cost. The price we charge to our U.S. franchisees for cheese is formula-based, with the Chicago Mercantile Exchange cheddar block price as the primary component, plus a supply chain markup. As cheese prices fluctuate, our revenues and margin percentages in our supply chain segment also fluctuate; however, actual supply chain dollar margins remain unchanged. We currently purchase our U.S. pizza cheese from a single supplier. Under our September 2017 agreement which expires in September 2024, our U.S. supplier agreed to provide the Company with an uninterrupted supply of cheese and the Company agreed to purchase all of its U.S. pizza cheese from this supplier. While we expect to meet the terms of this agreement, if we do not, we will be required to repay certain negotiated cost savings as provided in the agreement. The majority of our meat toppings in the U.S. come from a single supplier under a contract that expires at the end of December 2025. We have the right to terminate these arrangements for quality failures and for certain uncured breaches. We have entered into a multi-year agreement with Coca-Cola®. This contract, renegotiated in December 2023, provides for Coca-Cola to continue to be our exclusive beverage supplier and expires on December 31, 2030 or at such time as a minimum number of cases of Coca-Cola products are purchased by Domino’s, whichever occurs later.

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

Our Strengths

Strong Brand Equity

We are the largest pizza company in the world, and we believe our Domino’s brand is one of the most widely-recognized consumer brands in the world. We are the recognized world leader in pizza delivery, and, in the U.S., we are also the market share leader in carryout. We believe consumers associate our brand with the timely delivery of quality, affordable food and with technological innovation. Over the past five years, our U.S. franchise and Company-owned stores have invested an estimated $2.7 billion in national, co-operative and local advertising. Our international franchisees also invest significant amounts in advertising efforts in their markets. We continue to reinforce our brand with extensive advertising through various media channels.

Market share information for the year ended December 2022 has been updated to reflect restated figures from Circana, which did not materially impact our market share positioning. We remain the number one pizza delivery company in the U.S. with approximately 30% share of delivery dollars at pizza QSRs, based on consumer spending data for the year ending December 2023, down from approximately 31% share for the year ended December 2022. For the same period, we are also leading in carryout with approximately 19% share of carryout/drive-thru QSR pizza consumer spending, up from approximately 18% share for the year ended December 2022. (Source: Circana, CREST). With 6,854 stores located in the U.S., our store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and marketing investments. We believe our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery. Outside the U.S., we have significant market share positions in many of the markets in which we compete.

Strong and Proven Business Model

Our business model generates U.S. and international franchise royalties and fees, supply chain revenues and retail sales at Company-owned stores. We have developed this model over our many years of operation, and it is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and historically has generated strong demand for new stores. Over the past ten years, average U.S. store profitability in the Domino’s system has increased meaningfully, resulting in higher profitability for our franchise owners. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty and fee payments and through supply chain gross margins.

We developed a cost-efficient store model, characterized by a delivery and carryout-oriented store design, with moderate capital requirements and a menu of quality, value-oriented and affordable items. At the store level, we believe the simplicity and efficiency of our operations give us significant advantages over our competitors, who, in many cases, also focus on dine-in or have broader menu offerings. At the supply chain level, we believe we provide quality, good value and consistency for our franchise customers while also driving profits for us, which we share with our franchisees under the profit-sharing arrangements described above.

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

Technological Innovation

Technological innovation is vital to our brand and our long-term success, and technology is critical to competing in the global pizza and broader QSR industries. In the U.S., Domino’s generated more than 85% of U.S. retail sales in 2023 from digital channels, and our emphasis on technological innovation has allowed us to develop many innovative ordering platforms, providing seven unique ways to order Domino’s.

During 2023, the Company entered into a new global agreement with Uber Technologies, Inc. (NYSE:UBER) to allow customers to order Domino’s products through the Uber Eats and Postmates apps. In 2023, Domino’s also launched Pinpoint Delivery, a new technology that allows customers to receive a delivery nearly anywhere, including places like parks, baseball fields and beaches.

In addition, during 2023, we relaunched our Domino’s Rewards® loyalty program, which builds upon our previous loyalty program and is simple to understand and easy to use. Upon signing up for the program, customers become rewards members and can earn points for their orders. When rewards members accumulate a certain amount of points, Domino’s Rewards offers loyalty members the opportunity to redeem points for a wide selection of our menu items.

In 2023, we introduced the concept of the Domino’s Operating System (“DOM OS”) which is the combination of tools, processes and technologies that work together to optimize and orchestrate operations at our stores, including the flow of orders. The foundation of DOM OS is our proprietary point-of-sale system called Domino’s PULSE™. Our Domino’s PULSE system is designed to drive operating efficiencies for our franchisees and our corporate management and assist franchisees in independently managing their business. We believe utilizing Domino’s PULSE with our integrated technology solutions throughout our system provides us with competitive advantages over other concepts.

Product Innovation

We believe our core hand-tossed pizza recipe has contributed to long-term growth in customer reorder rates, consumer traffic and increased sales. This recipe is now in use in other markets around the world. Our more than 60 years of innovation have resulted in numerous new product developments. Product innovation is also present in our global markets, where our master franchisees have the ability to recommend products to suit their local market tastes. Products can range from simple to indulgent, including the Pizza Rice Bowl in Japan (an original take on the Japanese rice bowl which offers rice covered with traditional pizza toppings) and the Churrosbread and Canela Bites in Brazil.

Internal Dough Manufacturing and Supply Chain System

In addition to generating significant revenues and earnings in the U.S. and Canada, we believe our vertically integrated dough manufacturing and supply chain system enhances the quality and consistency of our products, strengthens our relationships with franchisees and leverages economies of scale to offer lower costs to our stores. It also allows store managers to focus on store operations and customer service by relieving them of the responsibility of mixing dough in the stores and sourcing other ingredients. Many of our international master franchisees also profit from running supply chain businesses in their respective markets.

Human Capital

As of December 31, 2023, we had approximately 11,200 employees, including approximately 6,900 employees supporting our U.S. Company-owned stores and U.S. franchise operations (our U.S. stores segment), approximately 3,200 employees supporting our U.S. and Canadian supply chain operations (our supply chain segment), approximately 100 employees supporting our international franchise operations (our international franchise segment) and approximately 1,000 corporate employees. Approximately 4,700 of our employees are part-time and approximately 6,500 are full-time equivalent. Our franchisees are independent business owners, so their employees are not our employees and therefore are not included in our employee count. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Compensation and Benefits

Exceptional people are the core of our business. We are committed to providing competitive pay and benefits to attract and retain great talent, whether in our U.S. Company-owned stores, in our supply chain centers or in our corporate offices. We enable this by benchmarking and analyzing pay and benefits both externally and internally. In recent years, we have made investments in frontline team member wage rates in our U.S. Company-owned stores and supply chain centers. We are committed to providing pay equity for all employees.

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

Beyond basic insurance programs, Domino’s offers other wellness services to help team members participating in our health plan manage and optimize their health. These no-cost programs include smoking cessation, diabetes and hypertension management, at-home physical therapy for such team members, in addition to emotional support through Domino’s team member assistance program for all part-time and full-time team members and their dependents. Additionally, we provide up to 40 hours per year of sick time for all part-time and full-time team members, with no waiting period for our part-time team members who begin accruing sick pay on their first day of hire, and access to an outside wellness platform featuring thousands of videos on topics like mindfulness, exercise, nutrition, sleep, and financial well-being.

Talent Development and Recruiting

Having best-in-class talent across the globe is crucial to all aspects of Domino’s business, brand and long-term success. We are focused on attracting, developing and retaining high-performing, diverse teams and building an inclusive culture that inspires leadership, encourages innovative thinking and supports the development and advancement of all team members. Domino’s team members are empowered to drive their own success through different resources, training and several development programs.

Our success will continue to depend on our ability to attract and retain qualified personnel to operate our stores, dough manufacturing and supply chain centers and international operations. To continue to strengthen our ability to attract and retain talent to ensure we have appropriate staffing to operate our stores and supply chain centers, we have launched an Applicant Tracking System and have made continued investments in frontline team member wage rates in our U.S. Company-owned stores and supply chain centers. On an annual basis, we also review scores for our team member engagement surveys to identify strengths and opportunities for our brand.

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

As part of our workplace initiatives, we provide leadership and funding to support team members participating in Employee Resource Groups (“ERGs”). We currently have ERGs representing the Black, Hispanic and LGBTQ+ communities, as well as women in the workforce and individuals with disabilities, with potentially more to come based on team member interest. We also make available to our eligible team members several benefits designed to promote an inclusive workplace like paid parental leaves, adoption support, discounted childcare tuition and health plans that are available to dependents, spouses and domestic partners and include fertility and gender transition support.

Corporate Stewardship

Our vision for stewardship is for Domino’s to deliver the power of possible every day for the communities we serve, our people and the planet. We drafted our stewardship vision, with notable goals and objectives to drive change in the years and decades to come, and with pillars that ladder up to that vision and our underlying long-term goals. We have continued our efforts to better understand our environmental and social impacts.

We engaged outside experts to measure and quantify our environmental footprint, and identify opportunities to improve. With the help of these experts, we have conducted a materiality assessment, connected with key stakeholders inside and outside the company and developed a baseline report for our carbon, water and land use footprint in the U.S. We have established significant commitments on greenhouse gas emissions: we set and submitted our Science Based Targets for validation in 2023 and we have established a commitment to achieve those Science Based Targets by 2032 and achieve net zero carbon emissions by 2050. We also continue to highlight important stewardship topics with consumers, including our recent efforts to promote the ability to recycle pizza boxes throughout the U.S. We also launched a fleet of electric vehicles as part of an initiative to solve a business need with a solution that is also good for the planet.

Domino’s also has a long history of caring for the communities we serve. Our national philanthropic partner is St. Jude Children’s Research Hospital®, which is internationally recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national consumer fundraising campaign called St. Jude Thanks and Giving®, the Domino’s system has contributed approximately $124.7 million to St. Jude since our partnership began in 2004, including raising approximately $15.5 million in 2023. We also committed to a 10-year, $100 million campaign to raise funds to build Domino’s Village at St. Jude, a housing complex that opened in 2023 and accommodates up to 140 patient families during long-term stays at the hospital.

We also support the Domino’s Pizza Partners Foundation (the “Partners Foundation”). Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Primarily funded by team member and franchise contributions, the Partners Foundation is a separate, not-for-profit organization that has disbursed over $12.3 million over the past five years. The Partners Foundation is committed to meeting the needs of Domino’s team members facing crisis situations, such as fire, illness, natural disasters or other personal tragedies.

You can find more information about our initiatives and read our 2023 Corporate Stewardship Report, which includes both Sustainability Accounting Standards Board (SASB) and Global Reporting Initiative (GRI) indexed tables, at stewardship.dominos.com. The information included in our Corporate Stewardship Report is not incorporated by reference herein and should not be considered a part of this document.

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

Internationally, our franchise stores are subject to national and local laws and regulations that are often similar to those affecting our U.S. stores, including laws and regulations concerning franchises, advertising, labor, health, sanitation and safety. Our international stores are also often subject to tariffs and regulations on imported commodities and equipment, and laws regulating foreign investment. We believe our international disclosure statements, franchise offering documents and franchising procedures comply in all material respects with the laws of the foreign countries in which we have offered franchises.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2023, there were no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in 2024.

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

In the U.S., we compete primarily against regional and independent or local companies as well as national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza®. Internationally, we compete primarily with Pizza Hut®, Papa John’s® and country-specific national, regional and independent or local companies. We may experience increased competition from existing or new companies in the delivery and carryout pizza categories, in addition to competition from order and delivery aggregators both in the pizza category and more broadly, that may create increasing pressures to grow our business in order to maintain our market share. Competition for both customers and drivers from these order and delivery aggregators and other food delivery services has substantially increased as order and delivery aggregators have grown in size and scale. Additionally, we face competition from supermarkets and meal kit and food delivery providers, with the improvement of prepared food and meal kit offerings, expansion in meal delivery platforms and services and the trend towards convergence in grocery, deli, retail and restaurant services.

We also compete more broadly with QSRs and other international, national, regional and independent or local restaurants. The overall food service market, food delivery market and the QSR market are intensely competitive with respect to food quality, price, service, image, convenience and concept, and are often affected by changes in:

•
consumer tastes;
•
international, national, regional or local economic conditions;
•
marketing, advertising and pricing, including both price increases and discounting;
•
disposable purchasing power and demographic trends; and
•
currency fluctuations and geopolitical considerations related to international operations.

We compete within the food service market and the QSR market not only for customers, but also for management and hourly employees, including store team members, drivers and qualified franchisees, as well as suitable real estate sites. We and our franchisees have faced an increasingly competitive labor market in recent years due to labor shortages and increased turnover at times resulting in part from the COVID-19 pandemic which caused us and our franchisees to in certain cases make operational changes and delay store openings which could ultimately impact our growth and competitive position. While the Company saw an increase in sales in certain markets, including within the U.S., at times during the COVID-19 pandemic, including higher sales related to heightened reliance on delivery and carryout businesses, future sales are not possible to estimate, and it is unclear what sales will be as consumer behavior and general economic and business activity move on from the COVID-19 pandemic. Our success is also dependent in large part upon our ability to maintain and enhance the goodwill and reputation of our brand, our customers’ connection to our brand, and a positive relationship with our franchisees and the communities in which we and our franchisees operate.

Our supply chain segment is also subject to competition from outside suppliers. While substantially all U.S. franchisees purchased food, equipment and supplies from us in 2023, U.S. franchisees are not required to purchase food, equipment or supplies from us and they may choose to purchase from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our U.S. supply chain centers, our financial condition, business and results of operations would be adversely affected.

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

If we fail to successfully implement our growth strategy, which includes opening new stores and generating more sales, our ability to increase our revenues and operating profits could be adversely affected.

A significant component of our growth strategy includes the opening of new U.S. (both Company-owned as well as franchised stores) and international franchised stores. We and our franchisees face many challenges in opening new stores, including, among others:

•
construction, permitting or development delays;
•
employment and training of qualified personnel, including availability of store team members;
•
selection and availability of suitable new store sites and the ability to renew leases in quality locations;
•
availability and negotiation of leases and financing with acceptable terms;
•
securing required U.S. or foreign governmental permits, licenses and approvals; and
•
general economic and business conditions, including increases in food costs, build costs and labor costs which could impact profitability and demand for new stores.

The opening of additional franchise stores also depends, in part, upon the availability of suitable prospective franchisees who meet our criteria, the ability of these franchisees to attract and retain qualified personnel and their desire to open new stores and ability to operate those stores effectively. Our failure to add new stores would adversely affect our ability to increase revenues and operating income. Additionally, our growth strategy and the success of new stores depend in large part on the availability of suitable store sites and leases. We and our franchisees are currently planning to expand our U.S. and international operations in many of the markets where we currently operate and in select new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. In addition, we expect to continue our strategy of building additional stores in markets and regions where we have existing stores, a strategy we refer to as “fortressing,” which may negatively impact sales at existing stores. Therefore, as we continue to expand, we or our franchisees may not experience the gross margins we expect, our results of operations may be negatively impacted, and our stock price may decline. Additionally, we have an equity investment in DPC Dash Ltd (“DPC Dash”), as further discussed elsewhere in this report. Through its subsidiaries, DPC Dash serves as the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. These types of investments are inherently risky. If DPC Dash does not succeed or is unable to successfully execute its growth strategy, we could lose some or all of our investment value.

As part of our growth strategy, we may decide to increase or decrease the number of Company-owned stores, either by refranchising existing Company-owned stores or by purchasing existing franchised stores, as we have done in the past. Our failure to successfully execute these transactions could have an adverse effect on our operating results and could cause our stock price to decline.

Another component of our growth strategy also involves our recent entry into the third-party order aggregator marketplace. This new avenue for sales may prove to be unsuccessful and sales may not meet our expectations. Our presence on the order aggregator marketplace also introduces us to additional risks and uncertainties including the risk that orders on this marketplace may not have the same level of store-level profitability as orders through our owned channels. Our operating results and stock price may be adversely affected if we are not successful on order aggregator platforms.

Increases in food, labor and other costs, labor shortages or negative economic conditions could adversely affect our profitability and operating results.

Given the present inflationary environment, which we anticipate may continue, there has been and may continue to be significant increases in food costs and labor costs, which have impacted and could further impact our profitability and that of our franchisees and which could impact the opening of new U.S. and international franchised stores and adversely affect our operating results. Economic conditions, including the inflationary pressures seen in recent years, may also impact the discretionary purchasing power of our customers, especially customers with less disposable income or for whom discretionary spending represents a smaller portion of their disposable income, resulting in decreased demand for our products. Matters having a broad global economic impact may also significantly impact particular costs, such as the impact of geopolitical conflict on our and our international master franchisees’ transportation and energy costs. Health epidemics or pandemics – such as the global outbreak of COVID-19 in early 2020 – have in the past and may in the future impact macroeconomic conditions, consumer behavior, labor availability and supply chain management, as well as local operations in impacted markets. While there historically has been some level of ordinary course turnover of employees, the COVID-19 pandemic and its effects exacerbated labor shortages and increased turnover in recent years.

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

Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs, increased transportation costs and increased energy costs may adversely affect our operating costs and profitability and those of our franchisees and could result in menu price increases, which could impact consumer demand. An economic environment characterized by high unemployment, high interest rates, cautious consumer spending, or changes in consumer practices due to a possible recession could also impact consumer spending or demand and our operating results. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees and to the extent we were to raise menu prices to offset these costs, could result in decreased consumer demand, sales and profitability.

Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. For example, we have experienced increased volatility in prices for some ingredients in recent years. Cheese is a significant cost to us, representing approximately 25% of the market basket purchased by our Company-owned stores.

Additionally, while we strive to engage in a competitive bidding process for our ingredients, because certain of these ingredients, including meat products, may only be available from a limited number of vendors, we may not always be able to do so effectively. Furthermore, if we need to seek new suppliers, including as a result of expiration of existing supply agreements, we may be subject to pricing or other terms less favorable to us than those reflected in our current supply arrangements. Labor costs are largely a function of the minimum wage for a majority of our and our franchisees’ store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. In addition to the increases in labor costs described above, several jurisdictions in which we and our franchisees operate have recently approved minimum wage increases. Federal, state and local proposals that increase minimum wage requirements or mandate other employee matters could, to the extent implemented, materially increase labor and other costs. As more jurisdictions implement minimum wage increases, we expect that labor costs will continue to increase. For example, labor and regulatory compliance costs could be adversely impacted as a result of California Assembly Bill No. 1228 (AB 1228), which was signed into law in September 2023 and which will raise the minimum wage for employees of restaurants that are part of a national fast food chain effective April 1, 2024. The increased labor costs at franchised restaurants in California could impact their profitability and the desire to open new stores or renew the franchise agreements for existing stores and result in price increases, which could impact demand for our products or lead to operational changes. Further, this bill could prompt similar legislation in other states or localities. The advent of legislation aimed at predictive scheduling may impact labor for our stores and our franchisees’ stores. Additionally, while we do not currently have any unionized employees, certain employees of other companies in our industry have recently become unionized. If a significant portion of our or our franchisees’ employees were to become unionized, our and our franchisees’ labor costs could increase and our business could be negatively affected by other union requirements that increase costs, disrupt our business, reduce flexibility and impact employee culture. Further, our responses to any union organizing efforts could negatively impact how our brand is perceived. Labor costs and food costs, including cheese, generally represent approximately 55% to 65% of the sales at a typical Company-owned store.

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

Food service businesses are affected by changes in consumer tastes, international, national, regional and local economic conditions, marketing, advertising, pricing and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as healthier, or consumers shift away from delivery or carryout food, our business and operating results would be harmed. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do, and the QSR pizza category may also not grow as quickly as other categories within the food service industry. The preferences of customers also may change as a result of advances in technology or alternative delivery methods or channels as well as geopolitical considerations. If we are not able to respond to these changes, or our competitors respond to these changes more effectively than us, our business and operating results could be adversely affected.

Reports of product contamination, food-borne illness or food tampering or other events which may impact our reputation may reduce sales and harm our business.

Reports, whether true or not, of product contamination, food-borne illnesses and injuries caused by food tampering have in the past severely injured the reputations of participants in the QSR market and could in the future as well. These events could occur both at the store and supply chain center levels. If such an event was to occur, we may not be able to respond to it quickly and effectively. The potential for acts of terrorism affecting our global food supply also exists and, if such an event occurs, could have a negative impact on us and could severely hurt sales and profits. In addition, our reputation is an important asset; as a result, anything that damages our reputation could immediately and severely affect our sales and profits. Further, a boycott or other campaign critical of us, whether domestic or international, through social media or otherwise, could negatively impact our brand’s reputation and, consequently, sales. Media reports of product contamination, illnesses and injuries, whether accurate or not, could force some stores to close or otherwise reduce sales at such stores. Moreover, as further described below, social media has dramatically increased the rate at which negative publicity, including as it relates to food-borne illness, can be disseminated before there is any meaningful opportunity to respond to or address an issue. Even reports of food-borne illnesses or food tampering occurring solely at the restaurants of competitors could, by resulting in negative publicity about the restaurant industry in general, adversely affect us on a local, regional, national or international basis. Our international operations expose us to further risk as our master franchisees are responsible for obtaining their own supply of food and equipment, subject to their compliance with our quality standards. A decrease in sales due to these health concerns, any negative publicity or as a result of the closure of any Domino’s stores could adversely affect our results of operations.

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

The use of social media platforms and other consumer-oriented technologies has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. Negative publicity related to our brand, products, operations, or stores or related to our operations or actions by our executives, team members or franchisees and their team members or others perceived to be associated with our brand could harm our business, brand, reputation, marketing partners, financial condition and results of operations, regardless of the accuracy of such negative publicity. Failure to use or respond to social media campaigns effectively could lead to a decline in brand value and revenue.

Our success depends in part upon effective advertising, and lower advertising funds may reduce our ability to adequately market the Domino’s Pizza brand.

We have been routinely named a Leading National Advertiser by Advertising Age and our success depends in part on continued effective advertising. Each Domino’s store located in the U.S. is obligated to contribute 6.0% of its sales to DNAF, which uses such fees for national advertising in addition to contributions for local market-level advertising. We currently anticipate that this 6.0% obligation will remain in place for the foreseeable future, though the actual contribution rate could be lower in certain instances due to certain incentives and waivers. Beginning on March 27, 2023, the Company effectuated a temporary reduction of 0.25% to its standard 6.0% advertising contribution, which will expire on March 24, 2024. While additional funds for advertising in the past have been provided by us, our franchisees and other third parties, none of these additional funds are legally required. The lack of continued financial support for advertising activities could significantly curtail our marketing efforts, which may in turn affect our business and our operating results.

Loss of key employees or our inability to attract and retain new qualified employees could hurt our business and inhibit our ability to operate and grow successfully.

Our success in the highly competitive pizza delivery and carryout business will continue to depend to a significant extent on our leadership team and other key management personnel. Although we have entered into employment agreements with Russell J. Weiner and Joseph H. Jordan, each of these executives may terminate his agreement on ninety days’ notice and our other executive officers may do the same. As a result, we may not be able to retain our executive officers and key personnel or attract additional qualified management.

While we do not have long-term employment agreements with our executive officers, for all of our executive officers we have non-compete and non-solicitation agreements that extend for 24 months following the termination of such executive officer’s employment, although the FTC has proposed a new rule that would ban the use of non-compete agreements. Our success will also continue to depend on our ability to attract and retain qualified personnel to operate our stores, dough manufacturing and supply chain centers and international operations. The loss of these employees or our inability to recruit and retain qualified personnel, including general managers or other store-level team members, or our inability to adequately respond to changes in the labor market, could adversely affect our operating results. Changes we make to our current and future work environments may not meet the needs or expectations of our employees and may be perceived as less favorable compared to other companies’ policies, which could negatively impact our ability to hire and retain qualified personnel.

Our international operations subject us to additional risk. Such risks and costs may differ in each country in which we and our franchisees do business and may cause our profitability to decline due to increased costs.

We conduct a significant and growing portion of our business outside the U.S. Our financial condition and results of operations have at times been and may in the future be adversely affected if global markets in which our franchised stores compete are affected by changes in political, economic or other factors. These factors, many over which neither we nor our master franchisees have control, may include both internal and external factors including:

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
•
increases in anti-American sentiment and the identification of Domino’s as an American brand, including those seen as a result of the geopolitical tensions in the Middle East and further escalations and the impact thereof; and
•
political and economic instability and uncertainty around the world and related geopolitical risk.

Our earnings and business growth strategy depend on the success of our franchisees, and we may be harmed by actions taken by our franchisees, or employees of our franchisees, that are outside of our control.

A significant portion of our earnings comes from royalties and fees generated by our franchise stores. Franchisees are independent operators, and their employees are not our employees. We provide tools that franchisees can consider using in training their employees, but the quality of franchise store operations and our brand and branded products may be diminished by numerous factors beyond our control. Consequently, franchisees may not operate stores in a manner consistent with our standards and requirements or they or their employees may take other actions that adversely affect the value of our brand and harm our business and reputation. Our success also depends in part on continuing positive relationships with our franchisees (and positive relationships between our international master franchisees and their corresponding sub-franchisees) and if those relationships were to deteriorate, our revenues and stock price could decline. While we try to ensure that franchisees maintain the quality of the Domino’s brand and branded products and comply with their franchise agreements, franchisees may take actions that adversely affect the value of our intellectual property or reputation or that are inconsistent with their contractual obligations. Although our franchise arrangements permit the applicable franchisor to terminate a franchise agreement in certain circumstances, including the failure by franchisees to uphold product or operating standards, there is no assurance that such remedy will be available or sufficient to prevent harm to our brand and protect our intellectual property.

As of December 31, 2023, we had 735 independent U.S. franchisees operating 6,566 U.S. stores. As of that same date, 22 of these franchisees each owned and operated more than 50 U.S. stores, including our largest U.S. franchisee who owned and operated 143 stores and the average U.S. franchisee owned and operated approximately nine stores. Our international master franchisees are generally responsible for the development of significantly more stores than our U.S. franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our U.S. operations. As of December 31, 2023, our largest international master franchisee operated 3,840 stores in 12 markets, which accounted for approximately 28% of our total international store count. Our U.S. and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to be unsuccessful, become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brand and branded products and believe that they are very important to our business. We rely on a combination of trademarks, copyrights, domain names, patents, trade secrets and similar intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks in order to capitalize on our name recognition, increase brand awareness and further develop our branded products in both U.S. and international markets. We have registered certain trademarks and have other trademark applications pending in the U.S. and foreign jurisdictions. Not all of the trademarks or domain names that we currently use or contemplate using have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for “Domino’s” or similar marks in countries where Domino’s has not registered its brand for reasons including lack of presence by the brand where actual use is required to obtain trademark registration. In addition, certain countries have use requirements to maintain a trademark registration. In those countries where we do not currently operate but have registered trademarks, we may be unable to renew those registrations when they expire due to non-use. Accordingly, we may not be able to adequately protect our trademarks everywhere in the world and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. All of the steps we have taken to protect our intellectual property globally may not be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. We may, from time to time, be required to institute or defend litigation to enforce our intellectual property rights, or to protect our trade secrets. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, or damage to our employee and business relationships, any of which could subject us to loss and harm our brand.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, suppliers or employees. Many retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced, and we may further be negatively impacted to the extent outdated or legacy systems cease to function appropriately. We have in the past been and in the future may also be subject to negative impacts to our business caused by cyber incidents relating to our third-party service providers or the service providers of those third parties or our franchisees.

The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with customers, franchisees and employees, private data exposure, including payment card or other financial data, public relations impact and regulatory fines. In addition to maintaining insurance coverage to address cyber incidents, we have also implemented processes, procedures and controls to help mitigate these risks. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers and these measures, as well as our increased awareness of the risk of a cyber incident, do not guarantee that our reputation and financial results will not be materially and adversely affected by such an incident. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that could result from such disaster or disruption, and insurance and other safeguards may only partially reimburse us for our losses, if at all. Artificial intelligence (“AI”) technologies may intensify our cybersecurity risks.

We depend on the performance of suppliers, aggregators and other third parties in our business operations. Third-party business processes we utilize include information technology, gift card authorization and processing, other payment processing, benefits, and other accounting and business services. The failure of our suppliers, aggregators and other third parties to maintain adequate controls or comply with our expectations and standards could have a material adverse effect on our business. Our and our franchisees’ operations depend upon our ability and the ability of franchisees, third-party service providers and the service providers of those third parties (as well as franchisees’ third-party service providers and the service providers of those third parties) to protect computer equipment and systems against damage from theft, fire, power loss, telecommunications failure and other catastrophic or unanticipated events, as well as internal and external security incidents, viruses, denial-of-service attacks, phishing attacks, ransomware attacks and other intentional or unintentional disruptions. The rapid evolution and increased adoption of artificial intelligence technologies amplifies these concerns.

A significant portion of our retail sales depends on the continuing operation of our information technology and communications systems, including DOM OS, our online and mobile ordering platforms and our credit card processing systems. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, a compromise in our security or other unanticipated problems has at times in the past and in the future could result in interruptions to or delays in our and our franchisees’ operations, and some of our systems are not fully redundant. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in service. The recent increase in remote working could also exacerbate certain risks to our business, including an increased risk of cyber incidents and improper dissemination of personal or confidential information.

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

Because we and our franchisees accept electronic forms of payment from customers including credit cards, our business requires the collection and retention of customer data, including sensitive financial data and other personally identifiable information in various information systems that are maintained by third parties with whom we and our franchisees contract to provide payment processing. A weakness in such third party’s systems or software products (or in the systems or software products in the service providers of those third parties) may provide a mechanism for a cyber threat. In recent years, a significant number of companies have experienced data breaches in which customer information was stolen through vendor access channels. Cyber-attacks and data breaches at a payment processing contractor could compromise confidential information or adversely affect our ability to deliver products and services to our customers. There is also a potential heightened risk of cyber security incidents as a result of geopolitical events outside of our control, such as the ongoing Russia-Ukraine conflict. These problems could negatively affect our results of operations, and remediation could result in significant, unplanned capital investments.

We also maintain important internal Company data, such as personally identifiable information about our employees and franchisees and information relating to our operations. In addition, more than 85% of our U.S. retail sales in 2023 were derived from digital channels, primarily through our online ordering website and mobile applications, where customers enter personally identifiable information that we retain. Our use and retention of personally identifiable information is regulated by foreign, federal and state laws and regulations, as well as by certain third-party agreements. For example, the State of California has adopted the California Privacy Rights Act of 2020, an amendment to the California Consumer Privacy Act, and several other states have adopted similar comprehensive data protection laws, which may require companies to change their practices for handling of personal data, including allowing consumers to request that we delete certain personal data. In addition, the State of New York promulgated the New York SHIELD Act, like laws in several other states, which imposes obligations on businesses to implement physical, administrative and technical security measures to protect personal data. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations, and our current and future planned uses of personal and other data may be adversely affected by future adopted privacy and information security laws, regulations and rulings. If our security and information systems are compromised or if we, our employees or franchisees fail to comply with these laws, regulations or contract terms, or to successfully implement processes related to requirements, laws and regulations governing cyber incidents, it could require us to notify customers, employees or other groups. This could result in adverse publicity, loss of sales and cash flows, increased fees payable to third parties and fines, penalties or remediation and other costs that could adversely affect our reputation, business and results of operations. Any other material disruption or other adverse event affecting one or more of our digital ordering platforms, including, for instance, power loss, technological or systems failures, user error or cyber-attacks, could similarly result in adverse publicity, loss of sales and cash flows and other costs, which could in turn materially and adversely affect our reputation, business and results of operations.

We cannot predict the impact that new or improved technologies, alternative methods of delivery, including autonomous vehicle delivery, or changes in consumer or employee behavior facilitated by these technologies and alternative methods of delivery will have on our business.

Advances in technologies or alternative methods of delivery, including advances in digital ordering technology and autonomous vehicle delivery, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business and market position. Moreover, technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable customer proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business. We may incorporate traditional and generative AI solutions into our business, and these solutions may become important in our operations over time. The use of these AI solutions may expose us to additional risks and expenses. In addition, our competitors, some of whom have greater resources than we do, may be able to benefit more from changes in technologies or consumer acceptance of alternative methods of delivery.

There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery, or to effectively adjust our product mix, service offerings, and marketing and merchandising initiatives for products and services that address, and anticipate advances in, technology and market trends. Alternative methods of delivery may also impact the potential labor pool from which we recruit our delivery experts and could reduce the available supply of labor. If we are not able to successfully respond to these challenges, our business could be materially and adversely affected.

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

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance. Major institutional investors have publicly emphasized the importance of such ESG matters to their investment decisions. Further, we set and submitted our Science Based Targets for validation in 2023 and have established a commitment to achieve those Science Based Targets by 2032 and achieve net zero carbon emissions by 2050. Execution of these strategies and achievement of these goals are subject to risks and uncertainties, many of which are outside of our control and may prove to be more costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to execute our strategies and achieve our goals within the currently projected costs and the expected timeframes; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments; the success of our collaboration with franchisees and other third parties; and the actions of competitors and competitive pressures. There is no assurance that we will be able to successfully execute our strategies and achieve our goals. Failure to achieve our goals could damage our reputation and customer, investor and other stakeholder relationships and have an adverse effect on our business, results of operations and financial condition, as well as on our stock price. There also has been increased political focus, including by U.S. and foreign governmental authorities, on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water usage; there has also been pushback to certain ESG initiatives in recent years which could also have an adverse effect. The SEC has included in its regulatory agenda proposed rulemaking on climate change disclosures that, if adopted, could significantly increase compliance burdens and associated regulatory costs and the complexity of the regulatory framework. Legislative, regulatory or other efforts to combat climate change or other ESG concerns could also result in new or more stringent forms of oversight and expanding mandatory and voluntary reporting, diligence and disclosure, which could increase costs, bring additional focus and further impact our business, results of operations and financial condition. Any failure or perceived failure by us to manage ESG issues successfully could have a material adverse effect on our reputation and on our business, results of operations, financial condition or stock price, including the sustainability of our business over time.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We have a substantial amount of indebtedness. As of December 31, 2023, our consolidated total indebtedness was approximately $4.99 billion. We may also incur additional debt, which would not be prohibited under the terms of our current securitized debt agreements. Our substantial indebtedness could have important consequences for our business and our shareholders. For example, it could:

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

Further, our 2021 Variable Funding Notes and 2022 Variable Funding Notes bear interest at fluctuating interest rates that in certain circumstances is based on a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”). Term SOFR is a relatively new index that is administered by the Federal Reserve Bank of New York (the “New York Fed”). There can be no assurance that the New York Fed will not discontinue the publication of Term SOFR, in which case interest payments on our 2021 Variable Funding Notes and 2022 Variable Funding Notes would need to be calculated using a different index, or alter the manner in which Term SOFR is calculated. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

Our interest expense could also be increased by rising interest rates. In addition, the financial and other covenants we agreed to with our lenders may limit our ability to incur additional indebtedness, make investments, pay dividends and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of repayment of all of our indebtedness.

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

The securitized debt also requires us to maintain specified financial ratios at the end of each fiscal quarter. These restrictions could affect our ability to pay dividends or repurchase shares of our common stock. Our ability to meet these financial ratios can be affected by events beyond our control, and we may not satisfy such a test. A breach of these covenants could result in a rapid amortization event or default under the securitized debt. If amounts owed under the securitized debt are accelerated because of a default under the securitized debt and we are unable to pay such amounts, the investors may have the right to assume control of substantially all of the securitized assets.

During the term following issuance, the outstanding senior notes will accrue interest in accordance with the terms of the debt agreements. Additionally, our senior notes have original scheduled principal payments of $51.5 million in 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031.

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
•
franchise arrangements;
•
taxation;
•
antitrust;
•
payment card industry standards and requirements; and
•
advertising, social media, information privacy and consumer protection.

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

We and our franchisees face various regulatory and legislative efforts to enforce employment laws, such as efforts to categorize franchisors as the co-employers or joint employers of their franchisees’ employees or to aggregate individual franchised businesses and classify them as large employers for minimum wage or other employment-related purposes. In October 2023, the National Labor Relations Board (“NLRB”) adopted a final rule with a new and broader standard grounded in common law agency principles for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act (the “NLRA”). The NLRB’s final rule is scheduled to go into effect on February 26, 2024; if it is adopted by other government agencies and/or applied generally to franchise relationships, it could cause us to be liable or held responsible for unfair labor practices and other violations of our franchisees and subject us to other liabilities, and require us to conduct collective bargaining negotiations regarding employees of totally separate, independent employers, most notably our franchisees. In such event, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability.

Additionally, based upon the outcome and application of recent legal proceedings in federal court in California involving the California wage and hour laws in another franchise system, franchisors may be subject to claims that their franchisees should be treated as employees and not as independent contractors under the wage and hour laws of that state and, potentially, certain other states and localities with similar wage and hour laws. The California legislature has enacted a statute known as Assembly Bill 5 (AB-5), which went into effect on January 1, 2020. AB-5 requires “gig economy” workers to be reclassified as employees instead of independent contractors. However, depending upon the application of AB-5, franchisors in certain industries could be deemed to be covered by the statute, in which event certain franchisees could be deemed employees of the franchisors. While active efforts to narrow the reach of AB-5 continue, a bill (SB 967), which was introduced specifically to exempt the relationship between a franchisor and franchisee from the scope of AB-5, was not successful in the legislature.

On November 3, 2020, the California electorate approved proposition 22, the effect of which is to exempt app-based transportation (ride shares) and delivery drivers from the application of AB-5 by treating these workers as independent contractors, rather than employees, provided certain conditions are met. The ballot measure does not affect how AB-5 applies to other businesses and workers. Given that misclassification claims have been successful against or applied to a franchisor under AB-5 and may be successful under similar state laws, a franchisor could be liable to its franchisees (and potentially their employees) based the rights and remedies available to employees under such laws and, thereafter, have to treat its franchisees (and their employees) as the franchisor’s employees under these laws.

We and our franchisees are subject to the Fair Labor Standards Act of 1938, as amended (the “FLSA”), which, along with the Family and Medical Leave Act, governs such matters as minimum wage and overtime requirements and other working conditions and various family leave mandates, as well as a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We and our franchisees have experienced and expect further increases in payroll expenses as a result of government-mandated increases in the minimum wage, some specific to employees of national fast food chains, which may be material, including as a result of California’s AB 1228. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for Domino’s and franchisees’ stores in a particular area or across the United States. In addition, third-party suppliers may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to us. Such increased expenses may cause our franchisees to exit the business or cause us to reduce the number of Company-owned stores, or otherwise adversely affect the amount of royalty payments and license fees we receive. On January 12, 2020, the U.S. Department of Labor announced a final rule to update and clarify the definition of joint employer under the FLSA. Under the final rule, the general test for assessing whether a party can be deemed a joint employer would be based upon whether that party (i) hires or fires the employee; (ii) supervises and controls the employee’s work schedule or conditions of employment; (iii) determines the employee’s rate and method of payment; and (iv) maintains the employee’s employment records. In the final rule, the Department of Labor describes instances in which joint employment would not be more or less likely to be found to exist under the FLSA, which, according to the Department of Labor, includes the relationships that exist under the typical franchise business model. This rule may reduce a franchisor’s risk of liability that currently exists under the joint employer standard now in effect under the FLSA (though ultimately, the facts specific to the franchisor-franchisee model at issue would be considered when determining liability). On July 29, 2021, the current administration’s Department of Labor issued a final rule rescinding the 2020 rule. The Department of Labor may revert to the more expansive interpretation of joint employer that existed prior to the adoption of the 2020 rule and/or interpretations that could result in franchisors being held liable or responsible for FLSA violations by their franchisees. The rules of the Department of Labor are separate from the joint employer standard under the NLRA or, as described above, potential liability as a joint employer under the NLRA.

In October 2023, the FTC proposed a rule targeting misleading and hidden fees and how businesses may advertise and market prices to consumers; a law addressing hidden fees will take effect in California starting July 1, 2024 after Senate Bill No. 478 was signed into law. The ultimate scope of these rules and laws is currently unknown, but could be determined to apply to restaurants and fees such as delivery fees, service charges or surcharges that could impact the way we advertise to consumers. To the extent our advertising is negatively impacted, our business could be adversely affected.

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

Exchange rate fluctuations could have an adverse effect on our results of operations and we have in the past experienced significant adverse changes in foreign currency rates. International franchise royalties and fees represented approximately 6.9%, 6.5% and 6.8% of our total revenues in 2023, 2022 and 2021, respectively, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. Sales made by franchised stores outside the U.S. are denominated in the currency of the country in which the store is located, and this currency could become less valuable in U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the U.S. or lower profitability to our franchisees outside the U.S., or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in our international markets would have resulted in a negative impact on international royalty revenues of approximately $27.4 million in 2023.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Governance

The Company’s entire Board of Directors is engaged in risk management oversight, including the oversight of risks from cybersecurity threats. In accordance with the NYSE listed company rules, the Audit Committee assists the Board of Directors in its oversight of Domino’s company-wide risk management and the process established to identify, assess, measure, monitor and manage risks, including major information security and cybersecurity risks, with input from the Company’s internal committee dedicated to assessing and managing enterprise risk comprised of members of the Company’s Executive Leadership Team who report directly to our Chief Executive Officer in addition to other senior leaders within the Company (the “Enterprise Risk Committee”).

Cybersecurity and related matters are a recurring topic at meetings of the Audit Committee and the Company’s Executive Vice President and Chief Technology Officer (“CTO”) and Chief Information Security Officer (“CISO”) provide the Audit Committee with an update on the Company’s cybersecurity risk profile and strategy at multiple Audit Committee meetings each year. These updates include both qualitative and quantitative information on the effectiveness of the Company’s cybersecurity controls.

At an operational level, the Company’s cybersecurity strategy is shaped by its CISO who is ultimately responsible for implementing the Company’s cybersecurity policies, procedures and strategy under the oversight of the Enterprise Risk Committee. The Company’s CISO regularly provides updates to the Enterprise Risk Committee at relevant meetings and provides additional updates to the Company’s Chief Executive Officer, Executive Vice President and Chief Financial Officer, Executive Vice President, General Counsel and Corporate Secretary and CTO on a regular basis in between the meetings of the Enterprise Risk Committee. Such updates are designed to ensure the Enterprise Risk Committee and Company executives remain informed about and are able to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. The Company’s CISO has multiple decades of experience in the cybersecurity and information security fields with relevant experience supplemented by undergraduate and post-graduate degrees in information technology and security and completion of additional related executive education, along with holding several industry-recognized cybersecurity certifications. The Company’s CTO supplements the expertise and experience of the CISO.

Under the oversight of the Enterprise Risk Committee, relevant information regarding the Company’s cybersecurity profile and any cybersecurity threats or incidents is then communicated during the regular updates to the Audit Committee in a process designed to ensure the Board of Directors and Audit Committee maintains appropriate oversight of the Company’s cybersecurity strategy and risk profile.

Cybersecurity Risk Management and Strategy

Cybersecurity is a key component of the Company’s overall risk management system, and the Company believes it has implemented robust processes that are designed to effectively manage risks from cybersecurity threats. Domino’s cybersecurity program is embedded into the Company’s enterprise risk management framework from both a resource allocation and strategic initiative perspective and is supported by an extensive catalog of layered security controls that are designed to prevent and detect internal and external security threats and safeguard privacy and personal data of customers, team members, franchisees and other business partners. Domino’s maintains this comprehensive information security program with a dedicated team that is responsible for directing, coordinating, planning and organizing information security activities throughout the Company and is led by the Company’s CISO.

The Company leverages a combination of the National Institute of Standards and Technology (NIST) Cybersecurity Framework and the Center for Internet Security (CIS) Critical Security Controls as the scale against which to assess its information security program and invest in its ability to proactively defend against security risks within its environment. Domino’s conducts annual risk assessments, both internally and through the use of third parties, to evaluate the effectiveness of its security controls and identify new threats and vulnerabilities and appropriate controls to mitigate risks and supplements these regular assessments with ongoing monitoring. Additionally, Domino’s participates in ongoing and periodic assessments of its external platform and applications to include running a responsible disclosure program to ensure that vulnerabilities that are discovered can be reported and appropriately remediated. Domino’s has been certified as compliant with the Payment Card Industry Data Security Standard (“PCI DSS”) standards and has several dedicated teams of specialists within its information security department that routinely conduct internal and external vulnerability and penetration assessments in accordance with both PCI DSS and industry accepted practices. This team keeps the Company’s management informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents and leads the Company’s processes to oversee and identify risks from cybersecurity threats associated with the Company’s use of its third-party service providers. The Company additionally has established and maintains a dedicated Security Operations Center (SOC) team that is responsible for quickly identifying and treating events that could pose risk to its technology environments and that has a documented incident response plan in place.

The Company, its vendors and service providers and their respective vendors and service providers face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on its and their information technology infrastructure that are intended to gain access to the Company’s proprietary information, destroy or modify data or disable, degrade or sabotage systems. Cyber incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources, including as part of the supply-chain of software and computer code that supports the software and systems on which the Company and such parties rely. There has been an increase in the frequency, sophistication and ingenuity of the data security threats the Company and these vendors and service providers face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent.

While the Company does not believe that any risks from cybersecurity threats (as defined in Item 106 of Regulation S-K), including as a result of any previous cybersecurity incidents, have to-date materially affected the Company, including its business strategy, results of operations or financial condition, the occurrence of cybersecurity incidents, or a deficiency in cybersecurity, could negatively impact the Company’s business by causing a disruption to its operations, a compromise or corruption of confidential information, or damage to the Company’s employee and business relationships, any of which could have adverse effects on the Company’s results of operations, financial condition and cash flow and harm its brand. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by the Company’s service providers. See “Risk Factors – The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, or damage to our employee and business relationships, any of which could subject us to loss and harm our brand” for further information.

Item 2. Properties.

We lease approximately 285,000 square feet for our World Resource Center, including our Domino’s Innovation Garage, located in Ann Arbor, Michigan under an operating lease with Domino’s Farms Office Park, L.L.C., an unrelated company. The lease, as amended, expires in 2029 and has two five-year renewal options.

We own four supply chain center buildings. All other U.S. and Canadian supply chain centers are leased by us, under leases ranging between five and 21 years with one or two five-year renewal options. All buildings for U.S. Company-owned stores are leased by us, typically under ten-year leases with one or two five-year renewal options. All franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements, but we plan to continue investing in additional supply chain productivity initiatives in the future.

Item 3. Legal Proceedings.

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include, without limitation, workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices. In addition, we may occasionally be party to large claims, including class action suits.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is unpredictable. These matters referenced above could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. However, we do not believe these matters, individually or in the aggregate, will have a material adverse effect on the business or financial condition of the Company, and we expect that the established accruals adequately provide for the estimated resolution of such claims.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 19, 2024, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 34,812,723 were issued and outstanding. As of February 19, 2024, there were 1,480 registered holders of record of Domino’s Pizza, Inc.’s common stock. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ.”

Our Board of Directors declared a quarterly dividend of $1.51 per common share on February 21, 2024 payable on March 29, 2024 to shareholders of record at the close of business on March 15, 2024.

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

As of December 31, 2023, we had a Board of Directors-approved share repurchase program for up to $1.0 billion of our common stock, of which $141.3 million remained available for future purchases of our common stock. Subsequent to the end of fiscal 2023, on February 21, 2024, our Board of Directors authorized an additional share repurchase program to repurchase up to $1.0 billion of our common stock, in addition to the $141.3 million that was previously remaining for a total authorization of $1.14 billion for future share repurchases. Any future purchases of our common stock would be funded by current cash amounts, available borrowings or future excess cash flow. The following table summarizes our repurchase activity during the fourth quarter ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
Period #10 (September 11, 2023 to October 8, 2023)	1,245	$381.87	—	$199,511
Period #11 (October 9, 2023 to November 5, 2023)	146,404	344.33	145,187	149,511
Period #12 (November 6, 2023 to December 3, 2023)	15,318	351.63	14,320	144,515
Period #13 (December 4, 2023 to December 31, 2023)	8,065	394.55	8,065	141,333
Total	171,032	$347.63	167,572	$141,333

(1)
3,460 shares were purchased as part of the Company’s employee stock purchase discount plan. During the fourth quarter, the shares were purchased at an average price of $369.05.

(2)
Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

The following comparative stock performance line graph compares the cumulative shareholder return of the common stock of Domino’s Pizza, Inc. (NYSE: DPZ) for the five-year period between December 31, 2018 and December 31, 2023, with the cumulative total return of (i) the Standard & Poor’s 500 Index (the “S&P 500”) and (ii) the Company’s peer group, the Standard & Poor’s Composite 1500 Restaurant Index (the “S&P 1500 Restaurant Index”). The cumulative total return computations set forth in the performance graph assume the investment of $100 in each of the Company’s common stock, the S&P 500 and the S&P 1500 Restaurant Index on December 31, 2018.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter.

In this section, we discuss the results of our operations for the fiscal year ended December 31, 2023 compared to the fiscal year ended January 1, 2023. For a discussion of the fiscal year ended January 1, 2023 compared to the fiscal year ended January 2, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Description of the Business

Domino’s is the largest pizza company in the world with more than 20,500 locations in over 90 markets around the world as of December 31, 2023, and operates two distinct service models within its stores, with a significant business in both delivery and carryout. We are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores through both the delivery and carryout service models. We have been selling quality, affordable food to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. Over more than 60 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.

We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of December 31, 2023. Franchising enables an individual to be a business owner and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

Domino’s business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties and fees to our franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s® brand marks. We also generate revenues and earnings by selling food, equipment and supplies to franchisees through our supply chain operations primarily in the U.S. and Canada and by operating a number of Company-owned stores in the United States. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling food and equipment to those sub-franchisees, as well as by running pizza stores. We believe that everyone in the system can benefit from the franchise model, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.

Domino’s business model can yield strong returns for our franchise owners and our Company-owned stores. It can also yield significant cash flows to us, through a consistent franchise royalty payment and supply chain revenue stream, with moderate capital expenditures. We have historically returned cash to shareholders through dividend payments and share repurchases. At Domino’s, we believe we have a proven business model for success that has historically driven strong returns for our shareholders.

Domino’s financial results are driven largely by retail sales at our franchised and Company-owned stores. Changes in retail sales are primarily driven by same store sales growth and net store growth. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and we strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees, as well as Company-owned store and supply chain revenues.

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

We have not made any significant changes in the methodology used to project the future market cash flows of Company-owned stores during the years presented. Same store sales fluctuations and the rates at which operating costs will fluctuate in the future are key factors in determining projected cash flows used to evaluate recoverability of the related assets. If our same store sales significantly decline or if operating costs increase and we are unable to recover these costs, the carrying value of our Company-owned stores, by market, may not be recoverable and we may be required to recognize an impairment charge. There were no triggering events in 2023, 2022 or 2021, and accordingly, we did not record any impairment losses on long-lived assets in 2023, 2022 and 2021.

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

Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed, and actuarial methods used to determine our casualty insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our casualty insurance liability at December 31, 2023 would have affected our income before provision for income taxes by approximately $5.6 million in 2023. We had accruals for casualty insurance reserves of $56.3 million and $57.6 million at December 31, 2023 and January 1, 2023, respectively.

Income taxes

The U.S. Federal statutory income tax rate was 21% in each of 2023, 2022 and 2021. Our Federal income tax provision calculated based on the Federal statutory rate was $137.0 million, $120.3 million and $131.4 million in 2023, 2022 and 2021, respectively.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We measure deferred taxes using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes, related reserves and deferred taxes. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. On an ongoing basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. Our accounting for deferred taxes represents our best estimate of future events. Except with respect to certain foreign tax credits and interest deductibility in separately filed states, our deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. As of December 31, 2023 and January 1, 2023, we had total foreign tax credits of $16.8 million and $13.5 million, respectively, each of which were fully offset with a corresponding valuation allowance. We also had valuation allowances related to interest deductibility in separately filed states of $1.4 million and $1.5 million as of December 31, 2023 and January 1, 2023, respectively. We believe our remaining deferred tax assets will be realized. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operations.

Fiscal 2023 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide) increased 5.4% as compared to 2022. U.S. retail sales increased 3.1% and international retail sales, excluding foreign currency impact, increased 7.7%, each as compared to 2022.
•
Same store sales increased 1.6% in our U.S. stores and increased 1.7% in our international stores, excluding foreign currency impact.
•
Global net stores grew by 711 net stores, including 168 net store openings in the U.S. and 543 net store openings internationally. Excluding the closure of the Russia market as discussed below, global net stores grew by 870.
•
Income from operations increased 6.7%.

Excluding the negative impact of foreign currency, Domino’s experienced global retail sales growth during 2023, driven by global net store growth and same store sales growth in both our U.S. and international businesses. These factors also contributed to an increase in income from operations. Overall, we believe our global retail sales growth (excluding foreign currency impact), emphasis on technology, operations and marketing initiatives, have combined to strengthen our brand. These financial and statistical measures are described in additional detail below.

Statistical Measures

The tables below outline certain statistical measures we utilize to analyze our performance. This historical data is not necessarily indicative of results to be expected for any future period.

Global Retail Sales

Global retail sales is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Global retail sales refers to total worldwide retail sales at Company-owned and franchised stores. We believe global retail sales information is useful in analyzing revenues because franchisees pay royalties and, in the U.S., advertising fees that are based on a percentage of franchise retail sales. We review comparable industry global retail sales information to assess business trends and to track the growth of the Domino’s Pizza brand and are indicative of the financial health of the franchisee base. In addition, supply chain revenues are directly impacted by changes in franchise retail sales in the U.S. and Canada. As a result, sales by Domino’s franchisees have a direct effect on the Company’s profitability. Retail sales for franchised stores are reported to us by our franchisees and are not included in our revenues. The amounts below are presented in millions of U.S. dollars.

	2023	2022	2021
U.S. stores	$9,026.1	$8,751.7	$8,641.4
International stores	9,249.7	8,788.2	9,137.5
Total	$18,275.8	$17,539.9	$17,779.0

Global Retail Sales Growth (excluding foreign currency impact)

Global retail sales growth (excluding foreign currency impact) is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Global retail sales growth, excluding foreign currency impact, is calculated as the change of international local currency global retail sales against the comparable period of the prior year. Global retail sales growth, excluding foreign currency impact, in 2021 reflects the impact of the 53rd week in 2020. Changes in global retail sales growth, excluding foreign currency impact are primarily driven by same store sales growth and net store growth.

	2023	2022	2021
U.S. stores	+ 3.1%	+ 1.3%	+ 4.3%
International stores (excluding foreign currency impact) (1)	+ 7.7%	+ 6.3%	+ 13.9%
Total (excluding foreign currency impact) (2)	+ 5.4%	+ 3.9%	+ 8.9%

(1)

Fiscal 2023 figures exclude the impact of the Russia market. Including the impact of the Russia market, international stores retail sales growth, excluding foreign currency impact, was 7.3% for fiscal 2023.

(2)	Fiscal 2023 figures exclude the impact of the Russia market. Including the impact of the Russia market, total global retail sales growth, excluding foreign currency impact, was 5.2% for fiscal 2023.

Same Store Sales Growth

Same store sales growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Same store sales growth is calculated for a given period by including only retail sales from stores that also had sales in the comparable weeks of both periods. International same store sales growth is calculated similarly to U.S. same store sales growth. Changes in international same store sales are reported on a constant dollar basis, which reflects changes in international local currency sales. Same store sales growth for transferred stores is reflected in their current classification.

	2023	2022	2021
U.S. Company-owned stores	+ 5.4%	(2.6)%	(3.6)%
U.S. franchise stores	+ 1.4%	(0.7)%	+ 3.9%
U.S. stores	+ 1.6%	(0.8)%	+ 3.5%
International stores (excluding foreign currency impact)	+ 1.7%	+ 0.1%	+ 8.0%

U.S. same store sales increased 1.6% during 2023, rolling over a decrease in U.S. same store sales of 0.8% in 2022. The increase in U.S. same store sales in 2023 was attributable to a higher average ticket per transaction resulting from increases in menu and national offer pricing. International same store sales (excluding foreign currency impact) increased 1.7% during 2023, rolling over an increase in international same store sales (excluding foreign currency impact) of 0.1% in 2022. The increase in international same store sales in 2023 was attributable to a higher average ticket per transaction across our international markets.

Net Store Growth

Net store growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Net store growth is calculated by netting gross store openings with gross store closures during the period. Transfers between Company-owned stores and franchised stores are excluded from the calculation of net store growth. Net store growth during fiscal 2023 reflects the closure of the remaining 159 net stores in the Russia market.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at January 3, 2021	363	5,992	6,355	11,289	17,644
Openings	13	201	214	1,094	1,308
Closings	(1)	(8)	(9)	(95)	(104)
Store count at January 2, 2022	375	6,185	6,560	12,288	18,848
Openings	5	136	141	1,135	1,276
Closings	(3)	(12)	(15)	(229)	(244)
Transfers	(91)	91	—	—	—
Store count at January 1, 2023	286	6,400	6,686	13,194	19,880
Openings	4	174	178	892	1,070
Closings	(1)	(9)	(10)	(349)	(359)
Transfers	(1)	1	—	—	—
Store count at December 31, 2023	288	6,566	6,854	13,737	20,591

Russia Market

On August 21, 2023, our master franchisee that owned and operated Domino’s Pizza® stores in Russia announced its intent to file for bankruptcy with respect to the stores in that market. Therefore, as of August 21, 2023, we have considered the stores in the Russia market to be closed and they are excluded from our ending store count as of the end of the third quarter of 2023. We have presented our statistical measure of global retail sales growth, excluding foreign currency impact, for fiscal 2023 excluding the impact of the retail sales from the Russia market. The 2023 global retail sales growth measures excluding the Russia market are calculated as the growth in retail sales excluding the retail sales from the Russia market from both 2023 retail sales and the 2022 retail sales base. We believe the impact of the Russia market on our statistical measure of global retail sales growth, excluding foreign currency impact, for the fiscal years 2022 and 2021 were immaterial and prior amounts have not been adjusted to conform to the current year presentation. We believe the impact of the Russia market on our statistical measure of same store sales growth for the periods presented was immaterial, and we also believe the impact of the Russia market on our consolidated statements of income related to international franchise royalties and fee revenues and general and administrative expenses for the periods presented was immaterial. We have not received any royalties and fees from the operations of the Russia market subsequent to the Russian invasion of Ukraine in February 2022.

Income Statement Data

(tabular amounts in millions, except percentages)

	2023		2022		2021
Revenues:
U.S. Company-owned stores	$376.2		$445.8		$479.0
U.S. franchise royalties and fees	604.9		556.3		539.9
Supply chain	2,715.0		2,754.7		2,561.0
International franchise royalties and fees	310.1		295.0		298.0
U.S. franchise advertising	473.2		485.3		479.5
Total revenues	4,479.4	100.0%	4,537.2	100.0%	4,357.4	100.0%
Cost of sales:
U.S. Company-owned stores	314.7		378.0		374.1
Supply chain	2,437.3		2,510.5		2,295.0
Total cost of sales	2,751.9	61.4%	2,888.6	63.7%	2,669.1	61.3%
Gross margin	1,727.4	38.6%	1,648.6	36.3%	1,688.2	38.7%
General and administrative	434.6	9.7%	416.5	9.2%	428.3	9.8%
U.S. franchise advertising	473.2	10.6%	485.3	10.7%	479.5	11.0%
Refranchising loss (gain)	0.1	—	(21.2)	(0.5)%	—	—
Income from operations	819.5	18.3%	767.9	16.9%	780.4	17.9%
Other income	17.7	0.4%	—	0.0%	36.8	0.8%
Interest expense, net	(184.8)	(4.1)%	(195.1)	(4.3)%	(191.5)	(4.3)%
Income before provision for income taxes	652.4	14.6%	572.8	12.6%	625.7	14.4%
Provision for income taxes	133.3	3.0%	120.6	2.6%	115.2	2.7%
Net income	$519.1	11.6%	$452.3	10.0%	$510.5	11.7%

2023 compared to 2022

(tabular amounts in millions, except percentages)

Revenues

	2023		2022
U.S. Company-owned stores	$376.2	8.4%	$445.8	9.8%
U.S. franchise royalties and fees	604.9	13.5%	556.3	12.3%
Supply chain	2,715.0	60.6%	2,754.7	60.7%
International franchise royalties and fees	310.1	6.9%	295.0	6.5%
U.S. franchise advertising	473.2	10.6%	485.3	10.7%
Total revenues	$4,479.4	100.0%	$4,537.2	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties and fees and advertising contributions from our U.S. franchised stores, royalties and fees from our international franchised stores and sales of food, equipment and supplies from our supply chain centers to substantially all of our U.S. franchised stores and certain international franchised stores. Company-owned store and franchised store revenues may vary from period to period due to changes in store count mix. Supply chain revenues may vary significantly from period to period as a result of fluctuations in food and commodity prices as well as the mix of products we sell.

Consolidated revenues decreased $57.8 million, or 1.3%, in 2023 due primarily to lower U.S. Company-owned store revenues as a result of the refranchising of 114 U.S. Company-owned stores in the fourth quarter of 2022 (“the 2022 Store Sale”) as well as lower supply chain revenues primarily due to a shift in the relative mix of the products we sell. Additionally, U.S. franchise advertising revenues decreased as a result of a temporary reduction of 0.25% to the standard 6.0% advertising contribution which was effectuated on March 27, 2023, as well as an increase in advertising incentives related to certain brand promotions. These decreases were partially offset by higher U.S. franchise royalties and fees revenues primarily due to an increase in fees paid by our franchisees for the use of our technology platforms, an increase in the average number of U.S. franchised stores open during the period resulting from net store growth and the 2022 Store Sale as well as higher same store sales. International franchise royalties and fees revenues also increased as a result of net store growth and higher same store sales. These changes in revenues are described in more detail below.

U.S. Stores

	2023		2022
U.S. Company-owned stores	$376.2	25.9%	$445.8	30.0%
U.S. franchise royalties and fees	604.9	41.6%	556.3	37.4%
U.S. franchise advertising	473.2	32.5%	485.3	32.6%
Total U.S. stores revenues	$1,454.3	100.0%	$1,487.4	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations decreased $69.6 million, or 15.6%, in 2023 primarily due to a decrease in the average number of U.S. Company-owned stores open during the period resulting from the 2022 Store Sale, but this decrease was partially offset by higher same store sales. U.S. Company-owned same store sales increased 5.4% in 2023 and declined 2.6% in 2022.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $48.6 million, or 8.7%, in 2023 primarily due to an increase in fees paid by our franchisees for the use of our technology platforms, an increase in the average number of U.S. franchised stores open during the period resulting from net store growth and the 2022 Store Sale as well as higher same store sales. U.S. franchise same store sales increased 1.4% in 2023 and declined 0.7% in 2022.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising decreased $12.1 million, or 2.5%, in 2023 primarily due to a temporary reduction of 0.25% to the standard 6.0% advertising contribution effectuated on March 27, 2023 as well as an increase in advertising incentives related to certain brand promotions. The Company recorded approximately $14.5 million more in advertising incentives related to certain brand promotions in 2023 as compared to 2022. These decreases were partially offset by an increase in the average number of U.S. franchised stores open during the period as a result of net store growth and the 2022 Store Sale as well as higher same store sales.

Supply Chain

Supply chain revenues decreased $39.7 million, or 1.4%, in 2023 due primarily to a shift in the relative mix of the products we sell. Our market basket pricing to stores decreased 0.5% during 2023 which did not have a significant impact on supply chain revenues. The market basket pricing change, a statistical measure utilized by management, is calculated as the percentage change of the market basket purchased by an average U.S. store (based on average weekly unit sales) from our U.S. supply chain centers against the comparable period of the prior year. We believe this measure is important to understanding Company performance because as our market basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees increased $15.1 million, or 5.1%, in 2023 due primarily to an increase in the average number of international franchised stores open during the period, resulting from net store growth and same store sales growth (excluding foreign currency impact). The negative impact of changes in foreign currency exchange rates of approximately $5.8 million in 2023 partially offset the increases in international franchise royalties and fees. The impact of changes in foreign currency exchange rates on international franchise royalty revenues, a statistical measure utilized by management, is calculated as the difference in international franchise royalty revenues resulting from translating current year local currency results to U.S. dollars at current year exchange rates as compared to prior year exchange rates. We believe this measure is important to understanding Company performance given the significant variability in international franchise royalty revenues that can be driven by changes in foreign currency exchange rates.

Excluding the impact of changes in foreign currency exchange rates, international same store sales increased 1.7% in 2023 and increased 0.1% in 2022.

Cost of Sales / Gross Margin

	2023		2022
Total revenues	$4,479.4	100.0%	$4,537.2	100.0%
Total cost of sales	2,751.9	61.4%	2,888.6	63.7%
Gross margin	$1,727.4	38.6%	$1,648.6	36.3%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs. Consolidated gross margin (which we define as revenues less cost of sales) increased $78.8 million, or 4.8%, in 2023 due primarily to higher global franchise royalty and fee revenues, as well as improved procurement productivity within supply chain. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. Additionally, as our market basket prices fluctuate, our revenues and gross margin percentages in our supply chain segment also fluctuate; however, actual product-level dollar margins remain unchanged.

As a percentage of revenues, the consolidated gross margin increased 2.3 percentage points to 38.6% in 2023 from 36.3% in 2022. Company-owned store gross margin increased 1.2 percentage points in 2023 and supply chain gross margin increased 1.3 percentage points in 2023. These changes in gross margin are described in more detail below.

U.S. Company-Owned Stores Gross Margin

	2023		2022
Revenues	$376.2	100.0%	$445.8	100.0%
Cost of sales	314.7	83.6%	378.0	84.8%
Store gross margin	$61.5	16.4%	$67.8	15.2%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) decreased $6.3 million, or 9.3%, in 2023 due primarily to the 2022 Store Sale. As a percentage of store revenues, the U.S. Company-owned store gross margin increased 1.2 percentage points in 2023. These changes in store gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs decreased 2.3 percentage points to 29.1% in 2023 driven primarily by the decrease in the market basket pricing to stores as well as improved sales leverage resulting from increases in menu and national offer pricing.

•
Labor costs increased 1.1 percentage points to 31.6% in 2023 due primarily to higher wage rates in our U.S. Company-owned stores in 2023.

Supply Chain Gross Margin

	2023		2022
Revenues	$2,715.0	100.0%	$2,754.7	100.0%
Cost of sales	2,437.3	89.8%	2,510.5	91.1%
Supply chain gross margin	$277.7	10.2%	$244.2	8.9%

Supply chain gross margin increased $33.5 million, or 13.7%, in 2023. As a percentage of supply chain revenues, the supply chain gross margin increased 1.3 percentage points in 2023, primarily due to lower food cost as a result of procurement productivity. This improvement in supply chain gross margin as a percentage of supply chain revenues was partially offset by higher labor costs as a percentage of supply chain revenues.

General and Administrative Expenses

General and administrative expenses increased $18.0 million, or 4.3%, in 2023 primarily due to higher labor costs.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses decreased $12.1 million, or 2.5%, in 2023, consistent with the decrease in U.S. franchise advertising revenues as discussed above. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand, and these revenues cannot be used for general corporate purposes.

Refranchising Loss/Gain

During 2023, we refranchised one U.S. Company-owned store for proceeds of less than $0.1 million. The pre-tax refranchising loss associated with the sale of the related assets and liabilities, including goodwill, was approximately $0.1 million and was recorded in refranchising loss in our consolidated statements of income.

During 2022, we completed the 2022 Store Sale in which we refranchised 114 U.S. Company-owned stores in Arizona and Utah for proceeds of $41.1 million. In connection with the 2022 Store Sale, we recorded a $21.2 million pre-tax refranchising gain on the sale of the related assets and liabilities, including a $4.3 million reduction in goodwill.

Other Income

Other income was $17.7 million in 2023, representing the unrealized gains recorded on our investment in DPC Dash based on the active exchange quoted price for the equity security. We did not record any adjustments to the carrying amount in fiscal 2022. Additional information related to our investment in DPC Dash is included in Note 1 to our consolidated financial statements.

Interest Expense, Net

Interest expense, net, decreased $10.3 million, or 5.3%, in 2023 driven by higher interest income earned on our cash equivalents and restricted cash equivalents in 2023. Our weighted average borrowing rate was 3.8% in both 2023 and 2022.

Provision for Income Taxes

Provision for income taxes increased $12.8 million, or 10.6%, in 2023 due to an increase in income before the provision for income taxes, partially offset by a lower effective tax rate. The effective tax rate decreased to 20.4% during 2023, as compared to 21.0% in 2022. The lower effective tax rate in 2023 was driven primarily by higher foreign tax credits. This decrease in the effective tax rate was partially offset by the release of certain unrecognized tax benefits related to one of our foreign subsidiaries during 2022 that did not recur in 2023 and a higher proportion of non-deductible expenses associated with covered officer compensation in 2023 as compared to 2022.

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

In the first quarter of 2023, we changed our allocation methodology for certain costs which support certain internally developed software used across our franchise system. The change in allocation methodology of certain software development costs resulted in an estimated increase in U.S. stores Segment Income of $65.7 million, an estimated increase in international franchise Segment Income of $8.9 million and an estimated decrease in other Segment Income of $74.6 million in 2023. The change in allocation methodology of certain software development costs had no impact on revenues, supply chain Segment Income or total Segment Income.

	2023	2022
U.S. Stores	$521.0	$438.6
Supply Chain	245.4	208.8
International Franchise	259.6	236.1
Other	(86.9)	(26.0)

U.S. Stores

U.S. stores Segment Income increased $82.4 million, or 18.8%, in 2023, primarily due to the change in allocation methodology for certain software development costs, as well as higher U.S. franchise royalties and fees revenues, each as discussed above. These increases were partially offset by the $6.3 million decrease in U.S. Company-owned store gross margin, as discussed above. U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income.

Supply Chain

Supply chain Segment Income increased $36.6 million, or 17.5%, in 2023 due primarily to the $33.5 million increase in supply chain gross margin described above.

International Franchise

International franchise Segment Income increased $23.5 million, or 9.9%, in 2023, primarily due to higher international franchise royalties and fees revenues as well as the change in allocation methodology for certain software development costs, each as discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income.

Other

Other Segment Income decreased $60.9 million, or 233.9%, in 2023 due primarily to the change in allocation methodology for certain software development costs as discussed above, as well as higher labor costs.

New Accounting Pronouncements

The impact of new accounting pronouncements adopted and the estimated impact of new accounting pronouncements that we will adopt in future years is included in Note 1 to the consolidated financial statements.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. As of December 31, 2023, we had working capital of $67.0 million, excluding restricted cash and cash equivalents of $200.9 million, advertising fund assets, restricted of $106.3 million and advertising fund liabilities of $104.2 million. Working capital includes total unrestricted cash and cash equivalents of $114.1 million.

Our primary sources of liquidity are cash flows from operations and availability of borrowings under our variable funding notes. During 2023, we experienced global retail sales growth, excluding foreign currency impact, in both our U.S. and international businesses. These factors contributed to our continued ability to generate positive operating cash flows. In addition to our cash flows from operations, we have two variable funding note facilities. The facilities include our 2022 Variable Funding Notes (defined below), which allows for advances of up to $120.0 million, as well as our 2021 Variable Funding Notes (defined below), which allows for advances of up to $200.0 million and certain other credit instruments, including letters of credit (the 2021 Variable Funding Notes and the 2022 Variable Funding Notes, the “2022 and 2021 Variable Funding Notes”). The letters of credit primarily relate to our casualty insurance programs and certain supply chain center leases. As of December 31, 2023, we had no outstanding borrowings and $120.0 million of available borrowing capacity under our 2022 Variable Funding Notes. As of December 31, 2023, we had no outstanding borrowings and $157.8 million of available borrowing capacity under our 2021 Variable Funding Notes, net of letters of credit issued of $42.2 million.

We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, any excess cash from our recapitalization transactions and available borrowings under our 2022 and 2021 Variable Funding Notes to, among other things, fund working capital requirements, invest in our business and other strategic opportunities, repay outstanding borrowings under our securitized debt, pay dividends and repurchase and retire shares of our common stock.

Our ability to continue to fund these items and continue to service our debt could be adversely affected by the occurrence of any of the events described in Item 1A. Risk Factors. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under our 2022 and 2021 Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our Notes (defined below) and to service, extend or refinance our 2022 and 2021 Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Restricted Cash

As of December 31, 2023, we had $149.1 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $51.6 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $200.9 million of restricted cash and cash equivalents. As of December 31, 2023, we also held $88.2 million of advertising fund restricted cash and cash equivalents which can only be used for activities that promote the Domino’s brand.

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

2021, 2019, 2018, 2017 and 2015 Notes

The 2021 Notes, 2019 Notes, 2018 Notes, 2017 Notes and the 2015 Notes are collectively referred to as the “Notes.”

The Notes have original scheduled principal payments of $51.5 million in 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031. However, in accordance with our debt agreements, the payment of principal on the outstanding senior notes may be suspended if our leverage ratio is less than or equal to 5.0x total debt, as defined, to adjusted EBITDA, as defined, and no catch-up provisions are applicable.

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

Leases

We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center under leases with expiration dates through 2045. Refer to Note 5 to the consolidated financial statements for additional information regarding our leases, including future minimum rental commitments.

Capital Expenditures

In the past three years, we have spent approximately $286.8 million on capital expenditures. In 2023, we spent $105.4 million on capital expenditures which primarily related to investments in our technology initiatives, supply chain centers and corporate store operations. We did not have any material commitments for capital expenditures as of December 31, 2023.

Investments

We hold a non-controlling interest in DPC Dash, our master franchisee in China that owns and operates Domino’s Pizza stores in that market.

As of December 31, 2023 and January 1, 2023, the carrying amount of our investment in DPC Dash was $143.6 million and $125.8 million, respectively. As of December 31, 2023, the fair value of our investment in DPC Dash was based on the active exchange quoted price for the equity security of HK$61.95 per share. We recorded a total net adjustment to the carrying amount of our investment in DPC Dash of $17.7 million in 2023, with the unrealized gain recorded in other income in our consolidated statements of income. We did not record any adjustments to the carrying amount of our investment in 2022.

Share Repurchase Programs

Our share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our variable funding notes. We used cash of $269.0 million in 2023, $293.7 million in 2022 and $1.32 billion in 2021 for share repurchases.

On October 4, 2019, our Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of our common stock. On February 24, 2021, our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of our common stock, which was fully utilized in connection with the ASR Agreement, described below. On April 30, 2021, we entered into an accelerated share repurchase agreement with a counterparty (the “ASR Agreement”). Pursuant to the terms of the ASR Agreement, on May 3, 2021, we used a portion of the proceeds from the 2021 Recapitalization to pay the counterparty $1.0 billion in cash and received and retired 2,012,596 shares of our common stock. Final settlement of the ASR Agreement occurred on July 21, 2021. In connection with the ASR Agreement, we received and retired a total of 2,250,786 shares of our common stock at an average price of $444.29, including the 2,012,596 shares of our common stock received and retired during the second quarter of 2021.

On July 20, 2021, our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of our common stock. This repurchase program replaced our previously approved $1.0 billion share repurchase program, which was fully utilized in connection with the ASR Agreement. We had $141.3 million remaining under this share repurchase authorization as of December 31, 2023.

Subsequent to the end of fiscal 2023, on February 21, 2024, our Board of Directors authorized an additional share repurchase program to repurchase up to $1.0 billion of our common stock, in addition to the $141.3 million that was previously remaining for a total authorization of $1.14 billion for future share repurchases.

Dividends

We declared dividends of $170.4 million (or $4.84 per share) in 2023, $157.5 million (or $4.40 per share) in 2022 and $139.6 million (or $3.76 per share) in 2021. We paid dividends of $169.8 million, $157.5 million and $139.4 million in 2023, 2022 and 2021, respectively.

Subsequent to the end of fiscal 2023, on February 21, 2024, our Board of Directors declared a quarterly dividend of $1.51 per common share payable on March 29, 2024 to shareholders of record at the close of business on March 15, 2024.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
(In millions)	December 31, 2023	January 1, 2023
Cash flows provided by (used in)
Net cash provided by operating activities	$590.9	$475.3
Net cash used in investing activities	(106.9)	(53.7)
Net cash used in financing activities	(476.4)	(515.9)
Effect of exchange rate changes on cash	0.3	(1.0)
Change in cash and cash equivalents, restricted cash and cash equivalents	$7.9	$(95.3)

Operating Activities

Cash provided by operating activities increased $115.5 million in 2023 primarily due to the positive impact of changes in operating assets and liabilities of $93.5 million. The positive impact of changes in operating assets and liabilities primarily related to the timing of payments on accrued liabilities, accounts payable and income taxes, as well as the timing and pricing of inventory in 2023 as compared to 2022. Additionally, net income increased $66.9 million and non-cash adjustments decreased $9.7 million, resulting in an overall increase to cash provided by operating activities in 2023 as compared to 2022 of $57.2 million. These increases in cash provided by operating activities were partially offset by a $35.2 million negative impact of changes in advertising fund assets and liabilities, restricted, in 2023 as compared to 2022 due to payments for advertising activities outpacing receipts from advertising contributions.

We are focused on continually improving our net income and cash flow provided by operating activities and management expects to continue to generate positive cash flows from operating activities for the foreseeable future.

Investing Activities

Cash used in investing activities was $106.9 million in 2023, which consisted primarily of capital expenditures of $105.4 million (driven primarily by investments in technological initiatives, supply chain centers and corporate store operations).

Cash used in investing activities was $53.7 million in 2022, which consisted primarily of capital expenditures of $87.2 million (driven primarily by investments in technological initiatives, supply chain centers and corporate store operations). In connection with the 2022 Store Sale, we refranchised 114 U.S. Company-owned stores for $41.1 million. Additionally, we acquired 23 U.S. franchised stores from certain of our U.S. franchisees for $6.8 million.

Financing Activities

Cash used in financing activities was $476.4 million in 2023. We repurchased and retired $269.0 million in shares of our common stock under our Board of Directors-approved share repurchase program and we also made dividend payments to our shareholders of $169.8 million. We also made repayments of long-term debt and principal amounts related to our financing obligations and finance leases of $55.7 million and had tax payments for the vesting of restricted stock of $5.4 million. These uses of cash were partially offset by proceeds from our failed sale leaseback transaction of $14.9 million and from the exercise of stock options of $8.7 million.

Cash used in financing activities was $515.9 million in 2022. We repurchased and retired $293.7 million in shares of our common stock under our Board of Directors-approved share repurchase program and we also made dividend payments to our shareholders of $157.5 million. We borrowed and repaid $120.0 million under our 2021 Variable Funding Notes and also made $55.7 million in repayments on our long-term debt and finance lease obligations. We made $10.7 million of tax payments for restricted stock upon vesting and we also paid $1.6 million in financing costs associated with the issuance of our 2022 Variable Funding Notes. We also received proceeds from the exercise of stock options of $3.3 million.

Impact of Inflation

Given the inflation rates in recent years, there have been and may continue to be increases in food costs and labor costs which have and could further impact our profitability and that of our franchisees and which could impact the opening of new U.S. and international franchised stores and adversely affect our operating results. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs and profitability and those of our franchisees and could result in menu price increases. The impact of inflation is described with respect to our market basket pricing to stores and our labor cost, in the discussion of supply chain revenues and U.S. Company-owned store and supply chain gross margins, above. Severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above, as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “seek,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, the expected demand for future pizza delivery and carryout, our expectation that we will meet the terms of our agreement with our third-party supplier of pizza cheese, our belief that alternative third-party suppliers are available for our key ingredients in the event we are required to replace any of our supply partners, our intention to continue to enhance and grow online ordering, digital marketing and technological capabilities, our expectation that there will be no material environmental compliance-related capital expenditures, our plans to expand U.S. and international operations in many of the markets where we currently operate and in selected new markets, our expectation that the obligation for advertising fees payable to DNAF will remain in place for the foreseeable future, and the availability of our borrowings under the 2021 Variable Funding Notes and 2022 Variable Funding Notes for, among other things, funding working capital requirements, paying capital expenditures and funding other general corporate purposes, including payment of dividends.

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
•
our ability to successfully implement our growth strategy, including through our participation in the third-party order aggregation marketplace;
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
•
the additional risks our international operations subject us to;

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
•
changes in government legislation or regulation, including changes in laws and regulations regarding information privacy, payment methods, advertising and consumer protection and social media;
•
adverse legal judgments or settlements;
•
food-borne illness or contamination of products or food tampering or other events that may impact our reputation;
•
data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees;
•
the impact that environmental, social and governance matters may have on our business and reputation;
•
the effect of war, terrorism, catastrophic events, geopolitical or reputational considerations or climate change;
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes, and, at December 31, 2023, we are exposed to interest rate risk on borrowings under our variable funding notes. As of December 31, 2023, we did not have any outstanding borrowings under our 2022 and 2021 Variable Funding Notes.

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

We are exposed to market risks from changes in food and commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. Severe increases in commodity prices or food costs, including as a result of inflation, could affect the global and U.S. economies and could also adversely impact our business, financial condition or results of operations. We may periodically enter into financial instruments to manage this risk, although we have not done so historically. We do not engage in speculative transactions or hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled and are accounted for as normal purchases.

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.9% of our total revenues in 2023, 6.5% of our total revenues in 2022 and 6.8% of our total revenues in 2021 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on international franchise royalty and fee revenues of approximately $27.4 million in 2023.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Domino’s Pizza, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Domino’s Pizza, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and January 1, 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of condensed financial information of the registrant as of December 31, 2023 and January 1, 2023 and for each of the three years in the period ended December 31, 2023 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Casualty Insurance Reserves

As described in Note 1 to the consolidated financial statements, the Company has retention programs for workers’ compensation, general liability, and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. As of December 31, 2023, the Company had accruals for these casualty insurance matters of $56.3 million. The casualty insurance reserves are based on undiscounted independent actuarial estimates, which are based on historical information along with assumptions about future events. Management utilizes various methods, including analyses of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported. The actuarial valuation methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. When estimating these liabilities, several factors are considered, including the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.

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

February 26, 2024

We have served as the Company’s auditor since 2002.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	January 1,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$114,098	$60,356
Restricted cash and cash equivalents	200,870	191,289
Accounts receivable, net of reserves of $5,885 in 2023 and $4,762 in 2022	282,809	257,492
Inventories	82,964	81,570
Prepaid expenses and other	30,215	37,287
Advertising fund assets, restricted	106,335	162,660
Total current assets	817,291	790,654
Property, plant and equipment:
Land and buildings	108,791	105,659
Leasehold and other improvements	176,817	172,725
Equipment	364,620	333,787
Construction in progress	24,505	22,536
	674,733	634,707
Accumulated depreciation and amortization	(370,368)	(332,472)
Property, plant and equipment, net	304,365	302,235
Other assets:
Operating lease right-of-use assets	207,323	219,202
Investments in marketable securities, restricted	16,720	13,395
Goodwill	11,688	11,763
Capitalized software, net of accumulated amortization of $183,980 in 2023 and $165,457 in 2022	134,105	108,354
Investment in DPC Dash	143,553	125,840
Other assets	26,174	28,852
Deferred income tax assets, net	13,680	1,926
Total other assets	553,243	509,332
Total assets	$1,674,899	$1,602,221
Liabilities and stockholders' deficit
Current liabilities:
Current portion of long-term debt	$56,366	$54,813
Accounts payable	106,267	89,715
Accrued compensation	54,689	40,442
Accrued interest	33,367	34,473
Operating lease liabilities	39,330	34,877
Insurance reserves	28,135	31,435
Advertising fund liabilities	104,246	157,909
Other accrued liabilities	124,950	92,957
Total current liabilities	547,350	536,621
Long-term liabilities:
Long-term debt, less current portion	4,934,062	4,967,420
Operating lease liabilities	179,548	195,244
Insurance reserves	38,559	40,179
Deferred income tax liabilities	—	7,761
Other accrued liabilities	45,747	44,061
Total long-term liabilities	5,197,916	5,254,665
Total liabilities	5,745,266	5,791,286
Commitments and contingencies (Note 6)
Stockholders' deficit
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 34,726,182 in 2023 and 35,419,718 in 2022 issued and outstanding	347	354
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	2,801	9,693
Retained deficit	(4,069,648)	(4,194,418)
Accumulated other comprehensive loss	(3,867)	(4,694)
Total stockholders’ deficit	(4,070,367)	(4,189,065)
Total liabilities and stockholders’ deficit	$1,674,899	$1,602,221

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 31,	January 1,	January 2,
	2023	2023	2022
Revenues:
U.S. Company-owned stores	$376,180	$445,810	$478,976
U.S. franchise royalties and fees	604,897	556,269	539,883
Supply chain	2,715,009	2,754,742	2,560,977
International franchise royalties and fees	310,077	295,007	298,036
U.S. franchise advertising	473,195	485,330	479,501
Total revenues	4,479,358	4,537,158	4,357,373
Cost of sales:
U.S. Company-owned stores	314,673	378,018	374,104
Supply chain	2,437,268	2,510,534	2,295,027
Total cost of sales	2,751,941	2,888,552	2,669,131
Gross margin	1,727,417	1,648,606	1,688,242
General and administrative	434,554	416,524	428,333
U.S. franchise advertising	473,195	485,330	479,501
Refranchising loss (gain)	149	(21,173)	—
Income from operations	819,519	767,925	780,408
Other income	17,713	—	36,758
Interest income	11,683	3,162	345
Interest expense	(196,475)	(198,254)	(191,806)
Income before provision for income taxes	652,440	572,833	625,705
Provision for income taxes	133,322	120,570	115,238
Net income	$519,118	$452,263	$510,467
Earnings per share:
Common Stock – basic	$14.80	$12.66	$13.72
Common Stock – diluted	$14.66	$12.53	$13.54

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	December 31,	January 1,	January 2,
	2023	2023	2022
Net income	$519,118	$452,263	$510,467
Currency translation adjustment	827	(1,874)	(396)
Comprehensive income	$519,945	$450,389	$510,071

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)
Balance at January 3, 2021	38,868,350	$389	$5,122	$(3,303,492)	$(2,424)
Net income	—	—	—	510,467	—
Dividends declared on common stock and equivalents ($3.76 per share)	—	—	—	(139,588)	—
Issuance and cancellation of stock awards, net	(1,994)	—	—	—	—
Tax payments for restricted stock upon vesting	(14,826)	—	(6,820)	—	—
Purchases of common stock	(2,912,558)	(30)	(45,568)	(1,275,304)	—
Exercises of stock options	199,301	2	19,680	—	—
Non-cash equity-based compensation expense	—	—	28,670	—	—
Other	—	—	(244)	—	—
Currency translation adjustment	—	—	—	—	(396)
Balance at January 2, 2022	36,138,273	361	840	(4,207,917)	(2,820)
Net income	—	—	—	452,263	—
Dividends declared on common stock and equivalents ($4.40 per share)	—	—	—	(157,479)	—
Issuance and cancellation of stock awards, net	15,012	—	—	—	—
Tax payments for restricted stock upon vesting	(26,699)	—	(10,349)	(371)	—
Purchases of common stock	(739,847)	(7)	(12,819)	(280,914)	—
Exercises of stock options	32,979	—	3,312	—	—
Non-cash equity-based compensation expense	—	—	28,709	—	—
Currency translation adjustment	—	—	—	—	(1,874)
Balance at January 1, 2023	35,419,718	354	9,693	(4,194,418)	(4,694)
Net income	—	—	—	519,118	—
Dividends declared on common stock and equivalents ($4.84 per share)	—	—	—	(170,419)	—
Issuance and cancellation of stock awards, net	33,947	—	—	—	—
Tax payments for restricted stock upon vesting	(16,038)	—	(5,410)	—	—
Purchases of common stock	(789,977)	(8)	(47,651)	(223,929)	—
Exercises of stock options	78,532	1	8,655	—	—
Non-cash equity-based compensation expense	—	—	37,514	—	—
Currency translation adjustment	—	—	—	—	827
Balance at December 31, 2023	34,726,182	$347	$2,801	$(4,069,648)	$(3,867)

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31,	January 1,	January 2,
	2023	2023	2022
Cash flows from operating activities:
Net income	$519,118	$452,263	$510,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,640	80,251	72,923
Refranchising loss (gain)	149	(21,173)	—
Loss on sale/disposal of assets	1,299	1,813	1,189
Amortization of debt issuance costs	5,535	5,645	7,509
(Benefit) provision for deferred income taxes	(19,509)	253	1,988
Non-cash equity-based compensation expense	37,514	28,709	28,670
Excess tax benefits from equity-based compensation	(3,397)	(2,169)	(18,911)
Provision for losses on accounts and notes receivable	1,472	3,536	659
Unrealized gain on investments	(17,713)	—	(36,758)
Changes in operating assets and liabilities:
Changes in accounts receivable	(26,515)	(6,333)	(8,107)
Changes in inventories, prepaid expenses and other	160	(17,059)	(9,420)
Changes in accounts payable and accrued liabilities	69,373	(36,605)	51,346
Changes in insurance reserves	(5,163)	1,507	6,216
Changes in operating lease assets and liabilities	632	2,174	1,210
Changes in advertising fund assets and liabilities, restricted	(52,731)	(17,495)	45,225
Net cash provided by operating activities	590,864	475,317	654,206
Cash flows from investing activities:
Capital expenditures	(105,396)	(87,234)	(94,172)
Proceeds from sale of assets	161	41,089	16
Purchases of franchise operations and other assets	—	(6,814)	—
Purchase of investments	—	—	(49,082)
Other	(1,682)	(722)	515
Net cash used in investing activities	(106,917)	(53,681)	(142,723)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	14,898	120,000	1,850,000
Repayments of long-term debt and finance lease obligations	(55,705)	(175,676)	(910,212)
Proceeds from exercise of stock options	8,656	3,312	19,682
Purchases of common stock	(269,025)	(293,740)	(1,320,902)
Tax payments for restricted stock upon vesting	(5,410)	(10,720)	(6,820)
Payments of common stock dividends and equivalents	(169,772)	(157,531)	(139,399)
Cash paid for financing costs	—	(1,594)	(14,938)
Other	—	—	(244)
Net cash used in financing activities	(476,358)	(515,949)	(522,833)
Effect of exchange rate changes on cash	340	(963)	(316)
Change in cash and cash equivalents, restricted cash and cash equivalents	7,929	(95,276)	(11,666)

Cash and cash equivalents, beginning of period	60,356	148,160	168,821
Restricted cash and cash equivalents, beginning of period	191,289	180,579	217,453
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	143,559	161,741	115,872
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	395,204	490,480	502,146

Cash and cash equivalents, end of period	114,098	60,356	148,160
Restricted cash and cash equivalents, end of period	200,870	191,289	180,579
Cash and cash equivalents included in advertising fund assets, restricted, end of period	88,165	143,559	161,741
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$403,133	$395,204	$490,480

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

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2023 fiscal year ended on December 31, 2023, the 2022 fiscal year ended on January 1, 2023 and the 2021 fiscal year ended on January 2, 2022. The 2023, 2022 and 2021 fiscal years each consisted of fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at December 31, 2023 included $149.1 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of the Company’s asset-backed securitization structure, $51.6 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash. As of December 31, 2023, the Company also held $88.2 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.

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

The Company also monitors its off-balance sheet exposures under its letters of credit (Note 3), lease guarantees (Note 5) and surety bonds. Total conditional commitments under surety bonds were $14.7 million in each of December 31, 2023 and January 1, 2023, respectively. None of these arrangements has had or is likely to have a material effect on the Company’s results of operations, financial condition, revenues, expenses or liquidity.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventories at December 31, 2023 and January 1, 2023 were comprised of the following:

	December 31, 2023	January 1, 2023
Food	$72,525	$74,052
Equipment and supplies	10,439	7,518
Inventories	$82,964	$81,570

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, taxes, deposits, notes receivable, software licenses, implementation costs for cloud-based computing arrangements, covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions.

Other long-term assets included implementation costs for cloud-based computing arrangements (primarily related to certain enterprise systems) of $11.1 million and $11.9 million, net of accumulated amortization of $6.2 million and $3.5 million as of December 31, 2023 and January 1, 2023, respectively. Amortization expense for implementation costs for cloud-based computing arrangements was $2.7 million, $1.9 million and $1.3 million in 2023, 2022 and 2021, respectively.

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

Depreciation and amortization expense on property, plant and equipment was $52.4 million, $51.8 million and $48.6 million in 2023, 2022 and 2021, respectively.

Impairments of Long-Lived Assets

The Company evaluates the potential impairment of long-lived assets at least annually based on various analyses including, on an annual basis, the projection of undiscounted cash flows and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the Company determines that the carrying amount of an asset (or asset group) may not be recoverable, the Company compares the net carrying value of the asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, the Company estimates the fair value of the assets. If the carrying amount of the asset exceeds the estimated fair value of the asset, an impairment loss is recognized, and the asset is written down to its estimated fair value. There were no triggering events in 2023, 2022 and 2021 and accordingly, the Company did not record any impairment losses on long-lived assets in 2023, 2022 and 2021.

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

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2023, 2022 and 2021.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software, which range from one to ten years. Capitalized software amortization expense was $28.2 million, $28.5 million and $24.3 million in 2023, 2022 and 2021, respectively.

As of December 31, 2023, scheduled amortization for capitalized software that had been placed in service as of December 31, 2023 is as follows in the table below. As of December 31, 2023, the Company also had $34.1 million of capitalized software that had not yet been placed in service.

2024	$26,737
2025	19,426
2026	12,635
2027	8,236
2028	8,236
Thereafter	24,702
$99,972

Investment in DPC Dash

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

On March 28, 2023, DPC Dash completed its initial public offering on the Hong Kong Exchange (HK: 1405), at which point the Company’s 18,101,019 DPC Dash senior ordinary shares automatically converted to DPC Dash ordinary shares pursuant to the terms of the investment. The Company is required to hold the DPC Dash ordinary shares for at least 360 days from the date of the initial public offering of March 28, 2023. The Company accounts for its investment in DPC Dash as a trading security and records it at fair value at the end of each reporting period, with gains and losses recorded in other income or expense in its consolidated statements of income. Refer to Note 4 for fair value disclosures related to the Company’s investment in DPC Dash.

Debt Issuance Costs

Debt issuance costs are recorded as a reduction to the Company’s debt balance and primarily include the expenses incurred by the Company as part of the 2021, 2019, 2018, 2017 and 2015 Recapitalizations. Refer to Note 3 for a description of the 2021, 2019, 2018, 2017 and 2015 Recapitalizations. Amortization is recorded on a straight-line basis (which is materially consistent with the effective interest method) over the expected terms of the respective debt instrument to which the costs relate and is included in interest expense. Debt issuance cost amortization expense was $5.5 million, $5.6 million and $7.5 million in 2023, 2022 and 2021, respectively.

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

Casualty insurance reserves relating to the Company's retention programs are based on undiscounted actuarial estimates. These estimates are based on historical information and on certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company generally receives estimates of outstanding casualty insurance exposures from its independent actuary twice per year and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. The Company had reserves for these programs of $56.3 million and $57.6 million as of December 31, 2023 and January 1, 2023, respectively.

In addition, the Company maintains reserves for its share of employee health costs as part of the health care benefits offered to its employees. Reserves are based on estimated claims incurred that have not yet been paid, based on historical claims and payment lag times.

Contract Liabilities

Contract liabilities consist primarily of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $5.3 million and $5.5 million were included in current other accrued liabilities as of December 31, 2023 and January 1, 2023, respectively. Deferred franchise fees and deferred development fees of $19.9 million and $22.7 million were included in long-term other accrued liabilities as of December 31, 2023 and January 1, 2023, respectively.

Changes in deferred franchise fees and deferred development fees in 2023 and 2022 were as follows:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023
Deferred franchise fees and deferred development fees, beginning of period	$28,225	$29,694
Revenue recognized during the period	(6,468)	(6,654)
New deferrals due to cash received and other	3,438	5,185
Deferred franchise fees and deferred development fees, end of period	$25,195	$28,225

The Company expects to recognize revenue associated with deferred franchise fees and deferred development fees as follows in the table below. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations.

2024	$5,301
2025	4,975
2026	4,634
2027	3,157
2028	2,025
Thereafter	5,103
$25,195

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for income, sales, property and other taxes, legal reserves, operating expenses, dividends payable, deferred compensation, unredeemed gift cards and contract liabilities. The Company had $38.9 million and $29.2 million included in other current accrued liabilities related to unredeemed gift cards as of December 31, 2023 and January 1, 2023, respectively.

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

International franchise royalties and fees are primarily comprised of royalties and fees from Domino’s Pizza franchisees outside of the U.S. Royalty revenues are recognized when the items are delivered to or carried out by franchisees’ customers. Franchise fees received from international franchisees are recognized as revenue on a straight-line basis over the term of each respective franchise store agreement, which is typically ten years. Development fees received from international master franchisees are also deferred when amounts are received and are recognized as revenue on a straight-line basis over the term of the respective master franchise agreement, which is typically ten years. International franchise fee revenues primarily relate to per-transaction technology fees that are recognized as the related sales occur. International franchise royalties and fees are invoiced at least quarterly, and payments are generally due within 60 days.

U.S. franchise advertising revenues are comprised of contributions from Domino’s Pizza franchisees with operations in the U.S. to the Domino’s National Advertising Fund Inc. (“DNAF”), the Company’s consolidated not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities in the U.S. Each franchisee is generally required to contribute 6.0% of their retail sales to fund national marketing and advertising campaigns (subject, in certain instances, to lower rates based on certain incentives and waivers). Beginning on March 27, 2023, the Company effectuated a temporary reduction of 0.25% to its standard 6.0% advertising contribution, which will expire on March 24, 2024. These revenues are recognized when items are delivered to or carried out by franchisees’ customers. Payments for U.S. franchise advertising revenues are generally due within seven days of the prior week end date. Although these revenues are restricted to be used only for advertising and promotional activities to benefit franchised stores, the Company has determined there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from its U.S. royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the Company’s consolidated statements of income.

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

Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with U.S. and Canadian franchisees that purchase all of their food from the Company’s supply chain centers. These profit-sharing arrangements generally offer Company-owned stores and participating franchisees 50% of the pre-tax profit from the Company’s supply chain center operations. Profit-sharing obligations are recorded as a reduction to supply chain revenues in the same period as the related revenues and costs are recorded, and were $138.7 million, $110.0 million and $148.3 million in 2023, 2022 and 2021, respectively.

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

Advertising

U.S. stores are generally required to contribute 6.0% of sales to DNAF (subject, in certain instances, to lower rates based on certain incentives and waivers). Beginning on March 27, 2023, the Company effectuated a temporary reduction of 0.25% to its standard 6.0% advertising contribution, which will expire on March 24, 2024.

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

Advertising expense included $473.2 million, $485.3 million and $479.5 million of U.S. franchise advertising expense in 2023, 2022 and 2021, respectively. Advertising expense also included $33.5 million, $33.8 million and $42.1 million in 2023, 2022 and 2021, respectively, primarily related to advertising costs funded by U.S. Company-owned stores and other general marketing expenses which are included in general and administrative expense in the consolidated statements of income.

As of December 31, 2023, advertising fund assets, restricted of $106.3 million consisted of $88.2 million of cash and cash equivalents, $14.0 million of accounts receivable and $4.1 million of prepaid expenses. As of December 31, 2023, advertising fund cash and cash equivalents included $2.1 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

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

Common Stock Dividends

The Company declared dividends of $170.4 million (or $4.84 per share) in 2023, $157.5 million (or $4.40 per share) in 2022 and $139.6 million (or $3.76 per share) in 2021. The Company paid dividends of $169.8 million, $157.5 million, and $139.4 million in 2023, 2022 and 2021, respectively.

Subsequent to the end of fiscal 2023, on February 21, 2024, the Company’s Board of Directors declared a quarterly dividend of $1.51 per common share payable on March 29, 2024 to shareholders of record at the close of business on March 15, 2024.

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

Supplemental Disclosures of Cash Flow Information

The Company paid interest of $186.8 million, $188.5 million and $174.6 million during 2023, 2022 and 2021, respectively, on its Notes (Note 3). Cash paid for income taxes was $136.3 million, $134.4 million and $106.3 million in 2023, 2022 and 2021, respectively.

The Company had non-cash investing activities related to accruals for capital expenditures of $6.7 million, $6.9 million and $5.4 million at December 31, 2023, January 1, 2023 and January 2, 2022, respectively. As of December 31, 2023, the Company also had $2.6 million in non-cash financing activity related to accruals for excise taxes on share repurchases. The Company had $0.1 million, $0.1 million and $0.4 million of non-cash investing activities related to lease incentives in 2023, 2022 and 2021 respectively.

New Accounting Pronouncements

Recently Adopted Accounting Standards

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and adopted the following accounting standards.

Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, updated by ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. On May 15, 2023, certain of the Company’s subsidiaries executed an amendment to the Company’s 2021 variable funding notes to affect the transition from LIBOR to the Secured Overnight Financing Rate (“Term SOFR”), plus a spread adjustment. In connection with this contract amendment, the Company adopted ASU 2020-04 (as updated by ASU 2022-06) in the second quarter of 2023. The amendment to the Company’s 2021 variable funding notes and the adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements.

ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual sale restrictions. ASU 2022-03 also requires disclosure of the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restrictions and the circumstances that could cause a lapse in the restrictions. The Company’s investment in DPC Dash (Note 5) is subject to contractual restrictions that prohibit the Company from selling the security for 360 days following DPC Dash’s initial public offering. The Company early adopted ASU 2022-03 in the second quarter of 2023 and the adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

The Company has considered all new accounting pronouncements issued by the FASB. The Company has not yet adopted the following standards:

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within the reported measure of segment profit or loss. In addition, the ASU requires disclosure of other segment expenses by reportable segment and a description of their composition to permit the reconciliation between segment revenue, significant segment expenses and the reported segment measure of profit or loss. The ASU also requires disclosure of the name and title of the chief operating decision maker.

ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure on an annual basis, a tabular reconciliation, including both reporting currency and percentages of specific categories of the effective tax rate reconciliation, including state and local income taxes (net of Federal taxes), foreign taxes, effects of changes in tax laws and regulations, effects of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable and nondeductible items and changes in unrecognized tax benefits. Additional disclosures are required for certain items exceeding five percent of income from continuing operations multiplied by the statutory income tax rate. The standard also requires disclosure of income taxes paid between Federal, state and foreign jurisdictions, including further disaggregation of those payments exceeding five percent of the total income taxes paid.

ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

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

(2)
Earnings per Share

The computation of basic and diluted earnings per common share for 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Net income available to common stockholders – basic and diluted	$519,118	$452,263	$510,467
Weighted average number of common shares	35,081,779	35,724,325	37,198,292
Earnings per common share – basic	$14.80	$12.66	$13.72
Diluted weighted average number of common shares	35,401,313	36,093,754	37,691,351
Earnings per common share – diluted	$14.66	$12.53	$13.54

The denominators used in calculating diluted earnings per share for common stock for 2023, 2022 and 2021 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	2023	2022	2021
Anti-dilutive shares underlying stock-based awards
Stock options	216,128	115,187	41,215
Restricted stock awards and units	7,060	1,470	1,010
Performance condition not met
Restricted stock awards and units	44,750	22,353	29,704

(3)
Recapitalizations and Financing Arrangements

The 2021 Notes, 2019 Notes, 2018 Notes, 2017 Notes and 2015 Notes (each, as defined below) are collectively referred to as the “Notes.” The Company made payments of $51.5 million, $51.5 million and $907.0 million in 2023, 2022 and 2021, respectively on the Notes. The Company borrowed and repaid $120.0 million under its 2021 Variable Funding Notes (as defined below) in 2022.

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

2022 Variable Funding Notes

On September 16, 2022, certain of the Company’s subsidiaries issued a new variable funding note facility which allows for advances of up to $120.0 million of Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2022 Variable Funding Notes”). The facility was undrawn at closing. Interest on the 2022 Variable Funding Notes is payable at a per year rate equal to Secured Overnight Financing Rate, plus a spread adjustment (“Adjusted Term SOFR”), plus 150 basis points. The unused portion of the 2022 Variable Funding Notes is subject to a commitment fee of 50 basis points. It is anticipated that any amounts outstanding on the 2022 Variable Funding Notes will be repaid in full on or prior to April 2026, subject to two additional one-year extensions at the option of the Company, subject to certain conditions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the 2022 Variable Funding Notes equal to 5% per annum.

As of December 31, 2023 and January 1, 2023, the Company had no outstanding borrowings and $120.0 million of available borrowing capacity under its 2022 Variable Funding Notes.

2021 Notes

The 2021 Notes have remaining scheduled principal payments of $18.5 million in each of 2024 through 2027, $804.8 million in 2028, $10.0 million in each of 2029 and 2030 and $905.0 million in 2031.

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

The 2021 Variable Funding Notes allow for advances of up to $200.0 million and issuance of certain other credit instruments, including letters of credit. The letters of credit are primarily related to our casualty insurance programs and certain supply chain center leases. On May 15, 2023, certain of the Company’s subsidiaries executed an amendment to the Company’s 2021 Variable Funding Notes to affect the transition from LIBOR to Adjusted Term SOFR. Certain clarifying amendments were effectuated on September 19, 2023. The interest rate on the 2021 Variable Funding Notes is payable at a per year rate equal to Adjusted Term SOFR, plus 150 basis points. The 2021 Variable Funding Notes were undrawn at closing of the 2021 Recapitalization. The unused portion of the 2021 Variable Funding Notes is subject to a commitment fee ranging from 50 to 100 basis points depending on utilization. It is anticipated that any amounts outstanding on the 2021 Variable Funding Notes will be repaid in full on or prior to April 2026, subject to two additional one-year extensions at the option of the Company, subject to certain conditions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the 2021 Variable Funding Notes equal to 5% per annum.

As of December 31, 2023 and January 1, 2023, the Company had no outstanding borrowings and $157.8 million of available borrowing capacity under its 2021 Variable Funding Notes, net of letters of credit issued of $42.2 million.

2019 Notes

The 2019 Notes have remaining scheduled principal payments of $6.8 million in each of 2024 through 2028 and $615.9 million in 2029.

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

2018 Notes

The 2018 Notes have remaining scheduled principal payments of $8.3 million in 2024, $403.5 million in 2025, $4.0 million in 2026 and $368.0 million in 2027.

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

2017 Notes

The 2017 Five-Year Notes and the 2017 Floating Rate Notes were repaid in connection with the 2021 Recapitalization. The 2017 Ten-Year Notes have remaining scheduled principal payments of $10.0 million in each of 2024 through 2026 and $912.5 million in 2027.

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

2015 Notes

The 2015 Five-Year Notes were repaid in connection with the 2018 Recapitalization. The 2015 Ten-Year Notes have original remaining scheduled principal payments of $8.0 million in 2024 and $736.0 million in 2025.

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

Consolidated Long-Term Debt

At December 31, 2023 and January 1, 2023, consolidated long-term debt consisted of the following:

	December 31, 2023	January 1, 2023
2015 Ten-Year Notes	$744,000	$752,000
2017 Ten-Year Notes	942,500	952,500
2018 7.5-Year Notes	403,750	408,000
2018 9.25-Year Notes	380,000	384,000
2019 Ten-Year Notes	649,688	656,438
2021 7.5-Year Notes	828,750	837,250
2021 Ten-Year Notes	975,000	985,000
Finance lease obligations	73,482	74,199
Financing obligation from sale leaseback	14,877	—
Debt issuance costs, net of accumulated amortization of $29.2 million in 2023 and $23.6 million in 2022	(21,619)	(27,154)
Total debt	4,990,428	5,022,233
Current portion of long-term debt	(56,366)	(54,813)
Long-term debt, less current portion	$4,934,062	$4,967,420

At December 31, 2023, maturities of long-term debt, financing obligations and finance leases were as follows:

2024	$56,366
2025	1,179,900
2026	45,343
2027	1,310,978
2028	815,888
Thereafter	1,603,572
$5,012,047

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

Fair Value of Investments

The Company holds a non-controlling interest in DPC Dash, the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market.

As of December 31, 2023, the fair value of the Company’s investment in DPC Dash is based on the active exchange quoted price for the equity security of HK$61.95 per share. The Company recorded a total net adjustment to the carrying amount of its investment in DPC Dash of $17.7 million in 2023, with the gain recorded in other income in its consolidated statements of income. As of January 1, 2023, the fair value of the Company’s investment in DPC Dash was not readily determinable and was categorized in Level 3 of the fair value hierarchy. The Company did not record any adjustments to the carrying amount of its investment in 2022. In 2021, the Company recorded positive adjustments of $2.5 million and $34.3 million resulting from the observable change in price from the valuation of the additional investments made by the Company during the 2021 fiscal year. The Company transferred its investment from Level 3 to Level 1 on March 28, 2023, concurrent with DPC Dash’s initial public offering.

The following table summarizes the carrying amounts and fair values of certain assets at December 31, 2023:

	At December 31, 2023
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$50,732	$50,732	$—	$—
Restricted cash equivalents	133,063	133,063	—	—
Investments in marketable securities	16,720	16,720	—	—
Advertising fund cash equivalents, restricted	69,199	69,199	—	—
Investment in DPC Dash	143,553	143,553	—	—

The following table summarizes the carrying amounts and fair values of certain assets at January 1, 2023:

	At January 1, 2023
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$23,779	$23,779	$—	$—
Restricted cash equivalents	117,212	117,212	—	—
Investments in marketable securities	13,395	13,395	—	—
Advertising fund cash equivalents, restricted	124,496	124,496	—	—
Investment in DPC Dash	125,840	—	—	125,840

Fair Value of Debt

The estimated fair values of the Company’s Notes (Note 3) are classified as Level 2 measurements, as the Company estimates the fair value amount by using available market information. The Company obtained quotes from two separate brokerage firms that are knowledgeable about the Company’s Notes and, at times, trade these Notes. The Company also performed its own internal analysis based on the information gathered from public markets, including information on notes that are similar to those of the Company. However, considerable judgment is required to interpret market data to estimate fair value. Accordingly, the fair value estimates presented are not necessarily indicative of the amount that the Company or the noteholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values stated below.

Management estimated the approximate fair values of the Notes as follows:

	December 31, 2023		January 1, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$744,000	$727,632	$752,000	$717,408
2017 Ten-Year Notes	942,500	895,375	952,500	875,348
2018 7.5-Year Notes	403,750	392,041	408,000	385,968
2018 9.25-Year Notes	380,000	365,180	384,000	355,584
2019 Ten-Year Notes	649,688	591,865	656,438	564,536
2021 7.5-Year Notes	828,750	730,958	837,250	695,755
2021 Ten-Year Notes	975,000	830,700	985,000	792,925

The Company did not have any outstanding borrowings under its variable funding notes at December 31, 2023 or January 1, 2023.

(5)
Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters with expiration dates through 2045.

The components of operating and finance lease cost for 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Operating lease cost	$47,579	$47,039	$44,913

Finance lease cost:
Amortization of right-of-use assets	5,545	5,235	4,373
Interest on lease liabilities	4,340	4,369	4,233
Total finance lease cost	$9,885	$9,604	$8,606

Rent expense totaled $85.6 million, $79.6 million and $78.6 million in 2023, 2022 and 2021, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $5.4 million, $7.0 million and $8.0 million in 2023, 2022 and 2021, respectively. Variable rent expense and rent expense for other short-term leases were immaterial for 2023, 2022 and 2021.

Supplemental balance sheet information related to the Company’s finance leases as of December 31, 2023 and January 1, 2023 was as follows:

	December 31, 2023	January 1, 2023
Land and buildings	$83,969	$83,902
Equipment	4,284	1,606
Finance lease assets	88,253	85,508
Accumulated depreciation and amortization	(24,159)	(19,405)
Finance lease assets, net	$64,094	$66,103

Current portion of long-term debt	$4,778	$3,313
Long-term debt, less current portion	68,704	70,886
Total principal payable on finance leases	$73,482	$74,199

As of December 31, 2023 and January 1, 2023, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	2023		2022
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Weighted average remaining lease term	7 years	13 years	7 years	14 years
Weighted average discount rate	4.3%	6.1%	3.9%	6.0%

Supplemental cash flow information related to leases for 2023, 2022 and 2021 was as follows:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,936	$45,082	$44,176
Operating cash flows from finance leases	4,340	4,369	4,233
Financing cash flows from finance leases	4,184	4,176	3,212
Cash paid for amounts included in the measurement of financing obligation from sale leaseback:
Operating cash flows from sale leaseback	201	—	—
Financing cash flows from sale leaseback	21	—	—
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	34,313	64,660	29,549
Finance leases	3,842	478	18,991

Maturities of lease liabilities as of December 31, 2023 were as follows:

	Operating	Finance
	Leases	Leases
2024	$49,267	$8,954
2025	42,647	8,937
2026	41,130	9,555
2027	33,239	8,344
2028	26,278	7,214
Thereafter	64,997	60,946
Total future minimum rental commitments	257,558	103,950
Less, amounts representing interest	(38,680)	(30,468)
Total lease liabilities	$218,878	$73,482

In the fourth quarter of 2023, a subsidiary of the Company entered into a purchase and sale agreement with a developer to sell one of the Company’s owned supply chain center buildings and the associated land for $14.9 million. Concurrently, a separate subsidiary of the Company entered into a lease agreement with the developer to construct a new supply chain center which includes both the existing building as well as an adjoined new construction on the adjacent properties owned by the developer.

The leaseback of the Company’s building on a standalone basis for the construction period plus the 20-year term using the discount rate implicit in the lease resulted in a finance lease classification, and therefore, the transaction was accounted for as a failed sale leaseback. The Company retained the existing land and buildings on its consolidated balance sheet which are included in property, plant and equipment and the Company continues to depreciate the building as if it owned it. The $14.9 million cash proceeds from the transaction were recorded as a financing obligation which is classified as long-term debt in the Company’s consolidated balance sheet and will be amortized into principal and interest expense over the term of the lease agreement. The $119.5 million of future minimum rent payments associated with the new construction on a standalone basis is included in the disclosure for material leases not yet commenced, below.

As of December 31, 2023, in addition to the lease for the new supply chain construction on a standalone basis discussed above, the Company also had additional leases for certain supply chain and U.S. Company-owned store vehicles that had not yet commenced. The total estimated future minimum rental commitments for all of these arrangements is $146.3 million. These leases are expected to commence in 2024 and 2025 with lease terms of up to 20 years. These undiscounted amounts are not included in the table above.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $18.5 million and $24.5 million as of December 31, 2023 and January 1, 2023, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.

(6)
Commitments and Contingencies

The Company is a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability, general liability and automobile and franchisee claims arising in the ordinary course of business. The Company records legal fees associated with loss contingencies when they are probable and reasonably estimable. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is unpredictable. These matters could be decided unfavorably and could require the Company to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated with accuracy. However, the Company does not believe these matters, individually or in the aggregate, will have a material adverse effect on the business or financial condition of the Company, and the Company expects that the established accruals adequately provide for the estimated resolution of such claims.

(7)
Income Taxes

Income before provision for income taxes in 2023, 2022 and 2021 consisted of the following:

	2023	2022	2021
U.S.	$640,255	$560,115	$611,267
Foreign	12,185	12,718	14,438
Income before provision for income taxes	$652,440	$572,833	$625,705

The differences between the U.S. Federal statutory income tax provision (using the statutory rate of 21%) and the Company’s consolidated provision for income taxes for 2023, 2022 and 2021 are summarized as follows:

	2023	2022	2021
Federal income tax provision based on the statutory rate	$137,012	$120,295	$131,398
State and local income taxes, net of related Federal income taxes	19,473	15,978	15,108
Non-resident withholding and foreign income taxes	25,301	23,276	21,833
Foreign tax and other tax credits	(25,786)	(19,849)	(23,509)
Foreign derived intangible income	(17,850)	(15,068)	(16,800)
Excess tax benefits from equity-based compensation	(3,397)	(2,169)	(18,911)
Non-deductible expenses, net	5,040	3,322	4,501
Unrecognized tax provision (benefit), net of related Federal income taxes	16	(3,788)	4,372
Other	(6,487)	(1,427)	(2,754)
Provision for income taxes	$133,322	$120,570	$115,238

Excess tax benefits from equity-based compensation activity resulted in a decrease in the Company’s provision for income taxes of $3.4 million, $2.2 million and $18.9 million in 2023, 2022 and 2021, respectively, primarily due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

The components of the 2023, 2022 and 2021 consolidated provision for income taxes were as follows:

	2023	2022	2021
Provision for Federal income taxes
Current provision	$100,287	$76,552	$74,910
Deferred (benefit) provision	(16,467)	4,125	(2,051)
Total provision for Federal income taxes	83,820	80,677	72,859
Provision for state and local income taxes
Current provision	27,243	20,489	16,507
Deferred (benefit) provision	(2,991)	577	(461)
Total provision for state and local income taxes	24,252	21,066	16,046
Provision for non-resident withholding and foreign income taxes
Current provision	25,301	23,276	21,833
Deferred (benefit) provision	(51)	(4,449)	4,500
Total provision for non-resident withholding and foreign income taxes	25,250	18,827	26,333
Provision for income taxes	$133,322	$120,570	$115,238

As of December 31, 2023 and January 1, 2023, the significant components of net deferred income taxes were as follows:

	December 31, 2023	January 1, 2023
Deferred income tax assets
Operating lease liabilities	$53,720	$56,750
Accruals and reserves	16,176	11,330
Insurance reserves	12,592	13,039
Non-cash equity-based compensation expense	10,309	8,849
Foreign tax credit	16,798	13,464
Other	13,181	12,150
Deferred income tax assets before valuation allowance	122,776	115,582
Less, valuation allowance	(18,166)	(15,001)
Deferred income tax assets, net	104,610	100,581
Deferred income tax liabilities
Operating lease right-of-use assets	50,883	54,057
Capitalized software	14,523	27,443
Depreciation, amortization and asset basis differences	12,155	15,851
Unrealized gain on investments	13,369	9,065
Deferred income tax liabilities	90,930	106,416
Net deferred income taxes	$13,680	$(5,835)

Realization of the Company’s deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Although realization of the Company’s deferred tax assets is not assured, on an ongoing basis, management assesses whether it remains more likely than not the deferred tax assets will be realized.

As of December 31, 2023 and January 1, 2023, the Company had total foreign tax credits of $16.8 million and $13.5 million, respectively, which were fully offset with a corresponding valuation allowance. As of December 31, 2023 and January 1, 2023, the Company also had valuation allowances related to interest deductibility in separately filed states of $1.4 million and $1.5 million, respectively. Management believes the remaining deferred tax assets will be realized. For financial reporting purposes, the Company’s investment in foreign subsidiaries does not exceed its tax basis. Therefore, no deferred income taxes have been provided. In 2023 and 2021, the Company recorded certain unrealized gains on its non-controlling interest in DPC Dash as disclosed in Note 4, and accordingly, has also recorded a deferred tax liability representing the book basis over tax basis related to these unrealized gains.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2023, January 1, 2023 and January 2, 2022 is as follows:

	December 31, 2023	January 1, 2023	January 2, 2022

Unrecognized tax benefits at beginning of period	$3,902	$7,690	$3,318
Additions for tax positions of current year	961	887	2,611
Additions for tax positions of prior years	503	958	2,624
Reductions for changes in prior year tax positions	(551)	(4,521)	(379)
Reductions for lapses of applicable statute of limitations	(897)	(1,112)	(484)
Unrecognized tax benefits at end of period	$3,918	$3,902	$7,690

As of December 31, 2023, the amount of unrecognized tax benefits was $3.9 million of which, if ultimately recognized, $3.9 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. As of December 31, 2023, the Company had $0.4 million of accrued interest and no accrued penalties.

As of January 1, 2023, the amount of unrecognized tax benefits was $3.9 million of which, if ultimately recognized, $3.6 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. As of January 1, 2023, the Company had $0.3 million of accrued interest and no accrued penalties.

There are currently no Internal Revenue Service audits in progress for the Company. The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2020, but it varies for state and foreign locations. The Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

(8)
Employee Benefits

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 18 years of age are eligible to participate in the plan. Beginning in fiscal 2024, employees aged 18 or older who have also worked at least 60 days for the Company will be eligible to participate in the plan. The plan requires the Company to match 100% of the first 5% of each employee’s elective deferrals. The Company’s matching contributions are made in the form of cash and vested immediately. The expenses incurred for Company contributions to the plan were $12.5 million, $12.4 million and $12.9 million in 2023, 2022 and 2021, respectively.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their base salary and up to 80% of their bonus compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2023, 2022 and 2021.

The Company has an employee stock payroll deduction plan (the “ESPDP”). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for at least one year. The Company purchases common stock on the open market for the ESPDP at the current market price. There were 18,439 shares, 17,378 shares and 16,382 shares of common stock in 2023, 2022 and 2021, respectively, purchased on the open market for participating employees at a weighted-average price of $341.76 in 2023, $391.23 in 2022 and $424.90 in 2021. The expenses incurred under the ESPDP were $0.9 million, $1.0 million, and $1.0 million in 2023, 2022 and 2021, respectively.

(9)
Equity Incentive Plans

The Company’s current equity incentive plan, named the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”), benefits certain of the Company’s employees and members of the Company’s Board of Directors. As of December 31, 2023, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 2,172,419 shares were authorized for grant but have not been granted.

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated statements of income based on the estimated fair value of the awards and is amortized over the requisite service period of each award. All non-cash equity-based compensation expense amounts are recorded in general and administrative expense. The Company accounts for forfeitures as they occur.

The Company recorded total non-cash equity-based compensation expense of $37.5 million, $28.7 million and $28.7 million in 2023, 2022 and 2021, respectively. The Company recorded a deferred tax benefit related to non-cash equity-based compensation expense of $6.3 million, $4.9 million and $4.3 million in 2023, 2022 and 2021, respectively.

Stock Options

As of December 31, 2023, the number of stock options granted and outstanding under the 2004 Equity Incentive Plan was 686,348 options. Stock options granted in fiscal 2014 through fiscal 2020 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over four years from the date of grant, generally subject to the holder’s continued employment. Stock options granted after fiscal 2020 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over three years from the date of grant, generally subject to the holder’s continued employment. Additionally, all stock options granted become fully exercisable upon vesting. These awards also contain provisions for accelerated vesting upon the retirement of holders that have achieved specific service and age requirements.

Stock option activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Stock options at January 3, 2021	832,666	$160.82
Stock options granted	42,742	367.79
Stock options forfeited	(11,990)	333.61
Stock options exercised	(199,301)	98.76
Stock options at January 2, 2022	664,117	$189.64
Stock options granted	49,716	393.44
Stock options forfeited or expired	(8,712)	375.23
Stock options exercised	(32,979)	100.44
Stock options at January 1, 2023	672,142	$206.69
Stock options granted	104,711	300.16
Stock options forfeited or expired	(11,973)	351.89
Stock options exercised	(78,532)	110.22
Stock options at December 31, 2023	686,348	$229.45	4.6	$125,516
Exercisable at December 31, 2023	543,728	$203.70	3.5	$113,439

The total intrinsic value of stock options exercised was $19.6 million, $8.8 million and $77.4 million in 2023, 2022 and 2021, respectively. Cash received from the exercise of stock options was $8.7 million, $3.3 million and $19.7 million in 2023, 2022 and 2021, respectively. The tax benefit realized from stock options exercised was $4.2 million, $1.9 million and $17.6 million in 2023, 2022 and 2021, respectively.

The Company recorded total non-cash equity-based compensation expense of $5.8 million, $4.2 million and $5.7 million in 2023, 2022 and 2021, respectively, related to stock option awards. As of December 31, 2023, there was $8.6 million of total unrecognized compensation cost related to unvested stock options granted under the 2004 Equity Incentive Plan which generally will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.

Management estimated the fair value of each option grant made during 2023, 2022 and 2021 as of the date of the grant using the Black-Scholes option pricing method. The risk-free interest rate is based on the estimated expected life and is estimated based on U.S. Treasury Bond rates as of the grant date. The expected life is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price. Option valuation models require the input of highly subjective assumptions and changes in assumptions can significantly affect the estimated fair value of the Company’s stock options.

The weighted average assumptions used in estimating the fair value of each stock option granted in 2023, 2022 and 2021 using the Black-Scholes option pricing method are presented in the following table:

	2023	2022	2021
Risk-free interest rate	4.0%	2.0%	1.0%
Expected life	5.25 years	5.25 years	5.25 years
Expected volatility	32.0%	31.0%	30.0%
Expected dividend yield	1.6%	1.1%	1.0%
Weighted average fair value per stock option	$91.25	$109.05	$93.46

Other Equity-Based Compensation Arrangements

The Company granted 4,553 units, 3,792 shares and 3,292 shares of restricted stock in 2023, 2022 and 2021, respectively, to members of its Board of Directors. Restricted stock units and awards granted to members of the Company’s Board of Directors were granted with a fair value equal to the market price of the Company’s common stock on the grant date and generally vest one year from the date of grant, generally subject to the director’s continued service. These awards also contain provisions for accelerated vesting upon the retirement eligibility of holders that have achieved specified service and age requirements. The Company recorded total non-cash equity-based compensation expense of $1.6 million in 2023 and $1.4 million in each of 2022 and 2021, related to these restricted stock grants. As of December 31, 2023, there was $0.1 million of total unrecognized compensation cost related to these restricted stock grants.

The Company granted 125,285 units, 81,739 units and 49,963 units of restricted stock in 2023, 2022 and 2021, respectively, to certain employees of the Company. These restricted stock units were granted with a fair value equal to the market price of the Company’s common stock on the grant date. These restricted stock units are generally separated into three tranches and have time-based vesting conditions with the last tranche of the award vesting three years from the grant date, generally subject to the holder’s continued employment. These awards generally also contain provisions for accelerated vesting upon the retirement of holders that have achieved specified service and age requirements. The Company recorded total non-cash equity-based compensation expense of $14.1 million, $11.1 million and $5.4 million in 2023 and 2022, respectively, related to these restricted stock units. As of December 31, 2023, there was $24.9 million of total unrecognized compensation cost related to these restricted stock units.

The Company granted 37,677 units, 8,921 units and 6,546 units of performance-based restricted stock in 2023, 2022 and 2021, respectively, to certain employees of the Company. These restricted stock units were granted with a fair value equal to the market price of the Company’s common stock on the grant date, certain of which were adjusted for the estimated fair value of the market condition included in the award. These performance-based restricted stock units may vest three years from the date of grant, generally subject to the holder’s continued employment, and have time- and performance-based vesting conditions which provide for potential payouts of the target award amount between zero percent and two hundred percent, based on the Company’s three-year achievement as compared to the specified target performance conditions. Certain of the performance-based restricted stock units also include provisions for a potential modifier (upward or downward) based on the Company’s cumulative three-year common stock total shareholder return performance relative to that of a pre-established peer group. These awards contain provisions for full or partial vesting if holder retires during the performance period, after achieving specified service and age requirements. For the awards with a market condition, Management estimated the fair value of each performance-based restricted stock unit using a Monte-Carlo simulation pricing method. The risk-free interest rate is based on the estimated expected life and is estimated based on U.S. Treasury Bond rates as of the grant date. The Monte-Carlo simulation also includes assumptions for expected volatility based principally on the historical volatility of the Company’s share price, as well as the correlation of the Company’s share price as compared to that of the pre-established peer group. The Company recorded total non-cash equity-based compensation expense of $12.8 million, $3.4 million and $1.4 million in 2023, 2022 and 2021, respectively, related to these performance-based restricted stock units. As of December 31, 2023, there was $24.2 million of total estimated unrecognized compensation cost based on current attainment projections related to these performance-based restricted stock units.

The weighted average assumptions used in estimating the fair value of the performance-based restricted stock units granted in 2023, 2022 and 2021 that include a market condition using the Monte-Carlo simulation pricing method are presented in the following table:

	2023	2022	2021
Risk-free interest rate	4.3%	1.9%	0.3%
Expected life	2.80 years	2.81 years	2.75 years
Expected volatility	30.2%	33.2%	33.9%
Weighted average fair value per performance-based restricted stock unit	$306.19	$396.87	$375.85

The Company previously granted performance-based restricted stock to certain employees of the Company. These performance-based restricted stock awards are separated into four tranches and have time-based and performance-based vesting conditions with the last tranche vesting four years from the issuance date, generally subject to the holder’s continued employment. These awards contain provisions for full or partial vesting if holder retires during the performance period, after achieving specified service and age requirements. These awards were considered granted for accounting purposes when the performance target was established, which was generally in the fourth quarter of each year. The Company recorded total non-cash equity-based compensation expense of $3.2 million, $8.0 million and $12.7 million in 2023, 2022 and 2021, respectively, related to these awards. As of December 31, 2023, there was an estimated $0.5 million of total unrecognized compensation cost related to performance-based restricted stock.

In 2018, the Company granted 28,570 shares of restricted stock to two executives of the Company. These awards had a fair value equal to the market price of the Company’s common stock on the grant date and vested in 2022, four years from the date of the grant. The Company recorded total non-cash equity-based compensation expense of $0.6 million in 2022 and $2.1 million in 2021 related to these restricted stock awards.

Activity related to restricted stock awards and units and performance-based restricted stock awards and units awarded under the 2004 Equity Incentive Plan is summarized as follows in the table below. The unrecognized compensation cost related to restricted stock awards and units and performance-based restricted stock awards and units is expected to be recognized over a weighted average period of 2.3 years.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 3, 2021	146,762	$304.69
Shares granted	59,801	382.79
Shares forfeited	(12,924)	340.94
Shares vested	(48,378)	287.41
Nonvested at January 2, 2022	145,261	$339.37
Shares granted	94,452	389.49
Shares forfeited	(18,563)	375.36
Shares vested	(75,506)	312.90
Nonvested at January 1, 2023	145,644	$381.00
Shares granted	167,515	315.51
Shares forfeited	(9,799)	354.44
Shares vested	(54,225)	368.41
Nonvested at December 31, 2023	249,135	$341.86

(10)
Capital Structure

On October 4, 2019, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company’s common stock. On February 24, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company’s common stock, which was fully utilized in connection with the ASR Agreement, described below. On July 20, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company's common stock, which replaced the previously approved and fully utilized $1.0 billion share repurchase program. As of December 31, 2023, the Company had $141.3 million remaining under its $1.0 billion authorization for repurchases of shares of the Company’s common stock. Subsequent to the end of fiscal 2023, on February 21, 2024, the Company’s Board of Directors authorized an additional share repurchase program to repurchase up to $1.0 billion of the Company’s common stock, in addition to the $141.3 million that was previously remaining for a total authorization of $1.14 billion for future share repurchases.

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

During 2023, 2022 and 2021, the Company repurchased 789,977 shares, 739,847 shares and 2,912,558 shares of the Company’s common stock for $269.0 million, $293.7 million and $1.32 billion, respectively.

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

As of December 31, 2023, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at December 31, 2023 and January 1, 2023 were as follows:

	December 31, 2023	January 1, 2023
Voting	34,722,988	35,416,526
Non-Voting	3,194	3,192
Total Common Stock	34,726,182	35,419,718

(11)
Segment Information

The Company has three reportable segments: (i) U.S. stores; (ii) supply chain; and (iii) international franchise.

The Company’s operations are organized by management on the combined basis of line of business and geography. The U.S. stores segment includes operations with respect to all franchised and Company-owned stores throughout the U.S. The supply chain segment primarily includes the distribution of food, equipment and supplies to stores from the Company’s supply chain center operations in the U.S. and Canada. Over 90% of the Company's supply chain revenues are attributable to the U.S. The international franchise segment primarily includes operations related to the Company’s franchising business in foreign markets. The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on revenues and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which the Company allocates resources to its segments and which the Company refers to as Segment Income.

The tables below summarize the financial information concerning the Company’s reportable segments for fiscal 2023, 2022 and 2021. Intersegment revenues are comprised of sales of food, equipment and supplies from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income below primarily includes corporate administrative costs that are not allocable to a reportable segment, including labor, computer expenses, professional fees, travel and entertainment, rent, insurance and other corporate administrative costs.

	U.S. Stores	Supply Chain	International Franchise	Intersegment Revenues	Other	Total
Revenues
2023	$1,454,272	$2,829,224	$310,077	$(114,215)	$—	$4,479,358
2022	1,487,409	2,898,069	295,007	(143,327)	—	4,537,158
2021	1,498,360	2,699,863	298,036	(138,886)	—	4,357,373
Segment Income
2023	$520,977	$245,430	$259,608	N/A	$(86,894)	$939,121
2022	438,604	208,799	236,144	N/A	(26,022)	857,525
2021	454,875	229,877	241,873	N/A	(42,926)	883,699
Capital Expenditures
2023	$11,942	$34,044	$93	N/A	$59,196	$105,275
2022	9,830	34,625	—	N/A	44,384	88,839
2021	13,680	37,063	—	N/A	44,894	95,637

In the first quarter of 2023, the Company changed its allocation methodology for certain costs which support certain internally developed software used across the Company's franchise system. This allocation methodology change was implemented in order to reflect the way the chief operating decision maker allocates resources to the Company’s reportable segments and evaluates segment profitability, including the costs of internally developed software. The change in allocation methodology of certain software development costs resulted in an estimated increase in U.S. stores Segment Income of $65.7 million, an estimated increase in international franchise Segment Income of $8.9 million and an estimated decrease in other Segment Income of $74.6 million in 2023. The change in allocation methodology of certain software development costs had no impact on revenues, supply chain Segment Income or total Segment Income. The change in allocation methodology for certain software development costs is a prospective change and the comparative information has not been restated.

The following table reconciles total Segment Income to income before provision for income taxes:

	2023	2022	2021
Total Segment Income	$939,121	$857,525	$883,699
Depreciation and amortization	(80,640)	(80,251)	(72,923)
Refranchising (loss) gain	(149)	21,173	—
Loss on sale/disposal of assets	(1,299)	(1,813)	(1,189)
Non-cash equity-based compensation expense	(37,514)	(28,709)	(28,670)
Recapitalization-related expenses	—	—	(509)
Income from operations	819,519	767,925	780,408
Other income	17,713	—	36,758
Interest income	11,683	3,162	345
Interest expense	(196,475)	(198,254)	(191,806)
Income before provision for income taxes	$652,440	$572,833	$625,705

The following table summarizes the Company’s identifiable asset information by reportable segment as of December 31, 2023 and January 1, 2023:

	December 31, 2023	January 1, 2023
U.S. stores	$232,336	$288,149
Supply chain	631,908	614,168
International franchise	37,981	36,874
Unallocated	772,674	663,030
Total assets	$1,674,899	$1,602,221

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

The following table summarizes the Company’s goodwill balance by reportable segment as of December 31, 2023 and January 1, 2023:

	December 31, 2023	January 1, 2023
U.S. stores	$10,621	$10,696
Supply chain	1,067	1,067
Consolidated goodwill	$11,688	$11,763

(12)
Company-owned Store Transactions

During the first quarter of 2023, the Company refranchised one U.S. Company-owned store for proceeds of less than $0.1 million. The pre-tax refranchising loss associated with the sale of the related assets and liabilities, including goodwill, was approximately $0.1 million and was recorded in refranchising loss in the Company’s consolidated statements of income.

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

(c)
Management’s Annual Report on Internal Control over Financial Reporting.

The management of Domino’s Pizza, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2023. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

Our directors and officers (as defined in Section 16 of the Exchange Act (“Section 16”) may from time to time enter into plans for the purchase or sale of Domino’s stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

During the fiscal quarter ended December 31, 2023, the following Section 16 officers adopted “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•
Cynthia A. Headen, our Executive Vice President, Chief Supply Chain Officer, adopted a new Rule 10b5-1 trading arrangement on October 18, 2023. The plan’s maximum duration is until December 27, 2024, and first trades will not occur until February 16, 2024 at the earliest. The trading plan, which is subject to certain conditions, is intended to permit Ms. Headen to (i) sell from time to time an aggregate of up to 1,330 shares of our common stock, the actual amount of which may be less based on tax withholdings and vesting conditions of RSUs, and (ii) exercise and sell from time to time two tranches of an aggregate of 745 stock options.
•
Russell J. Weiner, our Chief Executive Officer and Director, adopted a new Rule 10b5-1 trading arrangement on October 23, 2023. The plan’s maximum duration is until July 17, 2024, and first trades will not occur until February 20, 2024 at the earliest. The trading plan, which is subject to certain conditions, is intended to permit Mr. Weiner to exercise and sell from time to time (i) a tranche of 15,960 stock options set to expire on July 16, 2024 and (ii) a tranche of 11,780 stock options set to expire on July 15, 2025.

The Rule 10b5-1 trading arrangements described above were adopted and precleared in accordance with Domino’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.

No other directors or officers adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 under Regulation S-K of the Exchange Act, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers.

Name	Age	Position
Russell J. Weiner	55	Chief Executive Officer and Director
Joseph H. Jordan	50	President, U.S. and Global Services
Sandeep Reddy	53	Executive Vice President, Chief Financial Officer
Arthur P. D’Elia	46	Executive Vice President, International
Kelly E. Garcia	48	Executive Vice President, Chief Technology Officer
Frank R. Garrido	53	Executive Vice President, Chief Restaurant Officer
Cynthia A. Headen	55	Executive Vice President, Chief Supply Chain Officer
Samuel A. Jackson	46	Executive Vice President, Human Resources
Kevin S. Morris	63	Executive Vice President, General Counsel and Corporate Secretary

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

Sandeep Reddy has served as Domino’s Executive Vice President, Chief Financial Officer since April 2022. Prior to joining Domino’s, Mr. Reddy served as Executive Vice President and Chief Financial Officer of Six Flags Entertainment from July 2020 to March 2022, and as Chief Financial Officer of Guess?, Inc. from July 2013 to December 2019, after joining Guess?, Inc. in 2010 as the Vice President and European CFO. From 1997 to 2010, Mr. Reddy held a variety of positions with increasing responsibility for Mattel Inc. Mr. Reddy also serves on the Board of Directors of Masco Corporation.

Arthur P. D’Elia has served as Domino’s Executive Vice President, International since May 2022. Mr. D’Elia served as Executive Vice President, Chief Marketing Officer from July 2020 to April 2022 and as Senior Vice President, Chief Marketing Officer from February 2020 to July 2020. Mr. D'Elia joined Domino’s in January 2018 as Senior Vice President, Chief Brand and Innovation Officer. Prior to Domino’s, Mr. D'Elia served as Chief Marketing Officer for Danone Dairy’s UBN business unit from July 2017 to January 2018 after joining Danone U.S. in April 2010, and worked at PepsiCo in corporate strategy, development and marketing for the North American beverage business from June 2003 to March 2010. Mr. D’Elia also serves on the Board of Directors of DPC Dash Ltd.

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

Frank R. Garrido has served as Domino’s Executive Vice President, Chief Restaurant Officer since March 2023. From March 2021 to March 2023, Mr. Garrido served as Executive Vice President, U.S. Operations and Support. Prior to this role, Mr. Garrido served as Senior Vice President, Team USA from June 2020 to March 2021 after joining Domino’s in March 2017 as Vice President, Franchise Operations for the East region. Prior to joining Domino’s, Mr. Garrido was Vice President of Operations of Focus Brands from March 2015 to March 2017. From July 2013 to March 2015, he served as Executive Vice President of Operations, Training and Concept Development for Edible Arrangements International.

Cynthia A. Headen has served as Domino’s Executive Vice President, Chief Supply Chain Officer since March 2023. From August 2020 to March 2023, Ms. Headen served as Executive Vice President, Supply Chain Services. Ms. Headen previously served as Senior Vice President, Global Procurement and Supply Chain Operations from December 2018 to August 2020, after joining Domino’s as Vice President of Procurement and Replenishment in November 2015. Prior to Domino’s, Ms. Headen spent nearly 16 years with PepsiCo, where she was responsible for global procurement.

Samuel A. Jackson has served as Domino’s Executive Vice President, Human Resources since November 2023. Mr. Jackson served as Vice President, Office of the CEO from April 2022 to November 2023 after joining Domino’s in 2018 as the Vice President of Human Resources. Prior to joining Domino’s, Mr. Jackson spent almost 12 years at Target where he held various roles across real estate, supply chain, store design and human resources, inclusive of leading human resources for Target's headquarters in India.

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

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.'s definitive proxy statement, which will be filed within 120 days of December 31, 2023.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 31, 2023. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 31, 2023.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 31, 2023.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)1. Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)

Consolidated Balance Sheets as of December 31, 2023 and January 1, 2023

Consolidated Statements of Income for the Years Ended December 31, 2023, January 1, 2023 and January 2, 2022

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, January 1, 2023 and January 2, 2022

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2023, January 1, 2023 and January 2, 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, January 1, 2023 and January 2, 2022

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

3.2	Certificate of Amendment to the Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 14, 2015).
3.3	Fourth Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 12, 2023).
4.1	Description of Securities of the Registrant.
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
10.15*

Third Amendment to the Domino’s Pizza Deferred Compensation Plan effective as of October 11, 2022 (Incorporated by reference to Exhibit 10.18 to the registrant's annual report on Form 10-K for the fiscal year ended January 1, 2023).

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

10.27*

Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan dated as of February 21, 2023 (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 26, 2023 (the "March 2023 10-Q")).

10.28*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).
10.29*	Form of 2018 Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on January 11, 2018 (the “January 2018 8-K”)).
10.30*

Form of 2021 Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 20, 2021 (the “June 2021 10-Q”)).

10.31*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the June 2021 10-Q).
10.32*	Form of Restricted Stock Unit Award Agreement (three-year vesting) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the June 2021 10-Q).
10.33*

Form of Restricted Stock Unit Award Agreement (two vesting dates) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended September 12, 2021).

10.34*

Form of Restricted Stock Unit Award Agreement (three vesting dates) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the registrant's quarterly report on Form 10-Q for the quarter ended March 27, 2022 (the “March 2022 10-Q”)).

10.35*

Form of Restricted Stock Unit Award Agreement (two-year vesting with acceleration events) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 19, 2022 (the “June 2022 8-K”)).

10.36*

Form of Restricted Stock Unit Award Agreement (three-year vesting with acceleration events) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the June 2022 8-K).

10.37*

Form of 2023 Performance-Based Restricted Stock Unit Award Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the March 2023 10-Q).

10.38*

Form of 2023 Restricted Stock Unit Award Agreement (three-year vesting) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2023 10-Q).

10.39*	Form of 2023 Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the March 2023 10-Q).
10.40*

Form of 2023 Restricted Stock Unit Award Agreement (three vesting dates) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the March 2023 10-Q).

10.41*

Form of 2023 Restricted Stock Unit Award Agreement (two vesting dates) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the March 2023 10-Q).

10.42*	Form of 2023 Restricted Stock Unit Award Agreement for Directors under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 to the March 2023 10-Q).
10.43*

Amended and Restated Employment Agreement dated as of February 24, 2022 between Domino’s Pizza, Inc., Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 1, 2022 (the “March 2022 8-K”)).

10.44*	Time Sharing Agreement dated as of February 24, 2022 by and between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.2 to the March 2022 8-K).
10.45*	Employment Agreement dated as of February 25, 2022 by and between Domino’s Pizza LLC and Sandeep Reddy (Incorporated by reference to Exhibit 10.3 to the March 2022 8-K).
10.46*

Employment Agreement dated as of March 14, 2011 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 27, 2011).

10.47*	Employment Agreement dated as of January 8, 2018 between Domino’s Pizza, Inc., Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.1 to the January 2018 8-K).
10.48*	Time Sharing Agreement dated as of January 8, 2018 between Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.3 to the January 2018 8-K).
10.49*

Addendum to Employment Agreement effective as of February 24, 2022 by and among Domino’s Pizza, Inc., Domino’s Pizza LLC and Richard E. Allison, Jr. (Incorporated by reference to Exhibit 10.5 to the March 2022 10-Q).

10.50*

Addendum to Amended and Restated Employment Agreement dated as of June 22, 2018 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 17, 2018 (the “June 2018 10-Q”)).

10.51*

Second Addendum to Amended and Restated Employment Agreement dated as of December 29, 2018 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.39 to the registrant’s annual report on Form 10-K for the year ended December 30, 2018 (the “December 2018 10-K”)).

10.52*

Third Addendum to Amended and Restated Employment Agreement dated as of January 30, 2020 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 22, 2020).

10.53*

Amended and Restated Employment Agreement dated as of March 2, 2022 by and between Domino’s Pizza LLC and Joseph H. Jordan (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2022).

10.54*	Employment Agreement dated as of September 21, 2020 by and between Domino’s Pizza LLC and Kelly E. Garcia.
10.55*	Employment Agreement dated as of July 30, 2020 by and between Domino’s Pizza LLC and Arthur P. D'Elia.
10.56	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to the June 2022 10-Q).
10.57

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

10.58

First Supplement dated as of September 16, 2013 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on October 22, 2015 (the “October 2015 8-K”)).

10.59	Second Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.2 to the October 2015 8-K).
10.60	Third Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.3 to the October 2015 8-K).
10.61

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

10.62

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

10.63

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

10.64

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

10.65

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

10.66

Series 2017-1 Supplement dated as of July 24, 2017 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee, Series 2017-1 Securities Intermediary and Calculation Agent (Incorporated by reference to Exhibit 4.2 to the July 2017 8-K).

10.67

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

10.68

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

10.69

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

10.70

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

10.71

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

10.72

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

10.73

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

10.74

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

10.75

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

10.76

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

10.77

First Amendment dated as of May 15, 2023 to the Class A-1 Note Purchase Agreement, dated as of April 16, 2021, by and between Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC, Domino’s EQ LLC and Domino’s SPV Guarantor LLC, each as Guarantor, Domino’s Pizza LLC, as manager, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent ((Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 18, 2023).

10.78

Second Amendment dated as of September 19, 2023 to the Class A-1 Note Purchase Agreement, dated as of April 16, 2021, by and between Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC, Domino’s EQ LLC and Domino’s SPV Guarantor LLC, each as Guarantor, Domino’s Pizza LLC, as manager, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent.

10.79

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

10.80

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

10.81

Amended and Restated Management Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the March 2012 8-K).

10.82

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

10.83

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

10.84

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

10.85

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

10.86

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

10.87	Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the October 2015 8-K).
10.88

Amendment No. 1 dated as of October 21, 2015 to the Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.5 to the October 2015 8-K).

10.89

Amendment No. 2 dated April 16, 2021 to the Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.3 to the April 2021 8-K).

10.90

Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated April 30, 2021 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 3, 2021).

10.91

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

10.92

Agreement dated as of January 6, 2009 between Domino’s Pizza, Inc., Blue Harbour Strategic Value Partners Master Fund, LP and Blue Harbour Institutional Partners Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2009).

10.93	Board of Directors’ Compensation.
21.1	Subsidiaries of Domino’s Pizza, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
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

97.1	Domino's Pizza, Inc. Policy for Recoupment of Incentive Compensation Effective as of October 2, 2023.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

* A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	January 1,
	2023	2023
ASSETS
ASSETS:
Cash	$—	$6
Total assets	$—	$6
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Equity in net deficit of subsidiaries	$4,070,367	$4,189,065
Due to subsidiary	—	6
Total liabilities	4,070,367	4,189,071
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 34,726,182 in 2023 and 35,419,718 in 2022 issued and outstanding	347	354
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	2,801	9,693
Retained deficit	(4,069,648)	(4,194,418)
Accumulated other comprehensive loss	(3,867)	(4,694)
Total stockholders’ deficit	(4,070,367)	(4,189,065)
Total liabilities and stockholders’ deficit	$—	$6

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	For the Years Ended
	December 31,	January 1,	January 2,
	2023	2023	2022
REVENUES	$—	$—	$—
Total revenues	—	—	—
OPERATING EXPENSES	—	—	—
Total operating expenses	—	—	—
INCOME FROM OPERATIONS	—	—	—
Equity earnings in subsidiaries	519,118	452,263	510,467
INCOME BEFORE PROVISION FOR INCOME TAXES	519,118	452,263	510,467
PROVISION FOR INCOME TAXES	—	—	—
NET INCOME	$519,118	$452,263	$510,467
COMPREHENSIVE INCOME	$519,945	$450,389	$510,071
EARNINGS PER SHARE:
Common Stock – basic	$14.80	$12.66	$13.72
Common Stock – diluted	$14.66	$12.53	$13.54

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31,	January 1,	January 2,
	2023	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$435,551	$458,679	$538,741
CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends from subsidiaries	—	—	908,698
Investment in subsidiaries	(6)	—	—
Net cash (used in) provided by investing activities	(6)	—	908,698
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock dividends and equivalents	(169,772)	(157,531)	(139,399)
Purchases of common stock	(269,025)	(293,740)	(1,320,902)
Other	3,246	(7,408)	12,862
Net cash used in financing activities	(435,551)	(458,679)	(1,447,439)
CHANGE IN CASH	(6)	—	—
CASH, AT BEGINNING OF PERIOD	6	6	6
CASH, AT END OF PERIOD	$—	$6	$6

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

(2)
Supplemental Disclosures of Cash Flow Information

During 2023, 2022 and 2021, the Parent Company received dividends from its subsidiaries primarily consisting of amounts received to pay dividends and repurchase common stock, and in 2021, such amounts were received in connection with the Company’s recapitalization transaction. See Note 3 to the Company’s consolidated financial statements as filed in this Form 10-K for a description of the Company's recapitalization transactions. In 2021 and in connection with the Company's recapitalization, the amount of dividends received was in excess of current year equity in earnings from its subsidiaries, and thus a portion of these dividends was considered to be a return of investment and is classified as a cash inflow from investing activities.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer
February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ Russell J. Weiner
Russell J. Weiner	Chief Executive Officer and Director
February 26, 2024	(Principal Executive Officer)

/s/ Sandeep Reddy
Sandeep Reddy	Executive Vice President, Chief Financial Officer
February 26, 2024	(Principal Financial Officer)

/s/ Jessica L. Parrish
Jessica L. Parrish	Vice President, Chief Accounting Officer and Treasurer
February 26, 2024	(Principal Accounting Officer)

/s/ David A. Brandon
David A. Brandon	Executive Chairman of the Board of Directors
February 26, 2024

/s/ C. Andrew Ballard
C. Andrew Ballard	Director
February 26, 2024

/s/ Andrew B. Balson
Andrew B. Balson	Director
February 26, 2024

/s/ Corie S. Barry
Corie S. Barry	Director
February 26, 2024

/s/ Diana F. Cantor
Diana F. Cantor	Director
February 26, 2024

/s/ Richard L. Federico
Richard L. Federico	Director
February 26, 2024

/s/ James A. Goldman
James A. Goldman	Director
February 26, 2024

/s/ Patricia E. Lopez
Patricia E. Lopez	Director
February 26, 2024