Form 10-Q
period 2024-06-16
DOMINOS PIZZA INC
filed 2024-07-18
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2024

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

As of July 11, 2024, Domino’s Pizza, Inc. had 34,973,166 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 16, 2024	December 31, 2023 (1)
Assets
Current assets:
Cash and cash equivalents	$283,699	$114,098
Restricted cash and cash equivalents	197,019	200,870
Accounts receivable, net	285,961	282,809
Inventories	69,279	82,964
Prepaid expenses and other	50,291	30,215
Advertising fund assets, restricted	99,849	106,335
Total current assets	986,098	817,291
Property, plant and equipment:
Land and buildings	108,653	108,791
Leasehold and other improvements	183,647	176,817
Equipment	381,036	364,620
Construction in progress	14,188	24,505
	687,524	674,733
Accumulated depreciation and amortization	(391,121)	(370,368)
Property, plant and equipment, net	296,403	304,365
Other assets:
Operating lease right-of-use assets	210,919	207,323
Goodwill	11,578	11,688
Capitalized software, net	147,677	134,105
Investment in DPC Dash	136,252	143,553
Deferred income tax assets, net	19,940	13,680
Other assets	47,139	42,894
Total other assets	573,505	553,243
Total assets	$1,856,006	$1,674,899
Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$4,938	$56,366
Accounts payable	110,556	106,267
Operating lease liabilities	39,955	39,330
Insurance reserves	27,574	28,135
Dividends payable	54,478	1,514
Advertising fund liabilities	97,845	104,246
Other accrued liabilities	172,482	211,492
Total current liabilities	507,828	547,350
Long-term liabilities:
Long-term debt, less current portion	4,973,676	4,934,062
Operating lease liabilities	183,429	179,548
Insurance reserves	35,707	38,559
Other accrued liabilities	46,491	45,747
Total long-term liabilities	5,239,303	5,197,916
Stockholders’ deficit:
Common stock	350	347
Additional paid-in capital	30,008	2,801
Retained deficit	(3,916,008)	(4,069,648)
Accumulated other comprehensive loss	(5,475)	(3,867)
Total stockholders’ deficit	(3,891,125)	(4,070,367)
Total liabilities and stockholders’ deficit	$1,856,006	$1,674,899

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

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 16,	June 18,	June 16,	June 18,
(In thousands, except per share data)	2024	2023	2024	2023
Revenues:
U.S. Company-owned stores	$92,264	$87,694	$184,913	$172,605
U.S. franchise royalties and fees	147,576	139,268	298,094	272,132
Supply chain	659,244	615,711	1,318,458	1,239,937
International franchise royalties and fees	73,696	70,495	145,662	140,166
U.S. franchise advertising	124,956	111,459	235,256	224,185
Total revenues	1,097,736	1,024,627	2,182,383	2,049,025
Cost of sales:
U.S. Company-owned stores	76,059	71,423	152,517	141,995
Supply chain	584,646	548,548	1,170,965	1,116,827
Total cost of sales	660,705	619,971	1,323,482	1,258,822
Gross margin	437,031	404,656	858,901	790,203
General and administrative	115,947	97,794	216,971	192,983
U.S. franchise advertising	124,956	111,459	235,256	224,185
Refranchising loss	25	—	158	149
Income from operations	196,103	195,403	406,516	372,886
Other income (expense)	11,398	(14,964)	(7,301)	(14,964)
Interest income	4,219	2,537	7,958	4,928
Interest expense	(44,721)	(44,932)	(90,567)	(91,479)
Income before provision for income taxes	166,999	138,044	316,606	271,371
Provision for income taxes	25,021	28,664	48,804	57,221
Net income	$141,978	$109,380	$267,802	$214,150
Earnings per share:
Common stock - basic	$4.07	$3.11	$7.68	$6.07
Common stock - diluted	$4.03	$3.08	$7.61	$6.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 16,	June 18,	June 16,	June 18,
(In thousands)	2024	2023	2024	2023
Net income	$141,978	$109,380	$267,802	$214,150
Currency translation adjustment	(483)	1,378	(1,608)	927
Comprehensive income	$141,495	$110,758	$266,194	$215,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
	June 16,	June 18,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$267,802	$214,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,218	36,731
Refranchising loss	158	149
Loss on sale/disposal of assets	327	402
Amortization of debt issuance costs	2,475	2,578
Benefit for deferred income taxes	(6,246)	(7,596)
Non-cash equity-based compensation expense	22,024	17,065
Excess tax benefits from equity-based compensation	(20,238)	(133)
Provision for losses on accounts and notes receivable	111	1,166
Unrealized loss on investments	7,301	14,964
Changes in operating assets and liabilities	(31,660)	(33,794)
Changes in advertising fund assets and liabilities, restricted	(8,122)	(3,391)
Net cash provided by operating activities	274,150	242,291
Cash flows from investing activities:
Capital expenditures	(43,683)	(37,980)
Other	(1,277)	(1,211)
Net cash used in investing activities	(44,960)	(39,191)
Cash flows from financing activities:
Repayments of long-term debt and finance lease obligations	(14,764)	(27,186)
Proceeds from exercise of stock options	31,467	1,051
Purchases of common stock	(25,000)	(120,847)
Tax payments for restricted stock upon vesting	(9,260)	(3,068)
Payments of common stock dividends and equivalents	(53,100)	(42,930)
Net cash used in financing activities	(70,657)	(192,980)
Effect of exchange rate changes on cash	(990)	494
Change in cash and cash equivalents, restricted cash and cash equivalents	157,543	10,614

Cash and cash equivalents, beginning of period	114,098	60,356
Restricted cash and cash equivalents, beginning of period	200,870	191,289
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	88,165	143,559
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	403,133	395,204

Cash and cash equivalents, end of period	283,699	77,020
Restricted cash and cash equivalents, end of period	197,019	189,694
Cash and cash equivalents included in advertising fund assets, restricted, end of period	79,958	139,104
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$560,676	$405,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except share and per share amounts)

June 16, 2024

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 16, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2024.

2. Segment Information

The tables below summarize the financial information concerning the Company’s reportable segments for the second quarter and two fiscal quarters of 2024 and the second quarter and two fiscal quarters of 2023. Intersegment revenues are comprised of sales of food, equipment and supplies from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income below primarily includes corporate administrative costs that are not allocable to a reportable segment, including labor, computer expenses, professional fees, travel and entertainment, rent, insurance and other corporate administrative costs.

	Fiscal Quarters Ended June 16, 2024 and June 18, 2023
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2024	$364,796	$686,464	$73,696	$(27,220)	$—	$1,097,736
2023	338,421	641,481	70,495	(25,770)	—	1,024,627
Segment Income
2024	$129,482	$64,986	$59,097	N/A	$(26,165)	$227,400
2023	123,592	60,026	58,865	N/A	(18,865)	223,618

	Two Fiscal Quarters Ended June 16, 2024 and June 18, 2023
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2024	$718,263	$1,373,390	$145,662	$(54,932)	$—	$2,182,383
2023	668,922	1,291,605	140,166	(51,668)	—	2,049,025
Segment Income
2024	$265,590	$129,563	$118,429	N/A	$(44,339)	$469,243
2023	236,275	108,541	117,004	N/A	(34,587)	427,233

The following table reconciles total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 16,	June 18,	June 16,	June 18,
	2024	2023	2024	2023
Total Segment Income	$227,400	$223,618	$469,243	$427,233
Depreciation and amortization	(20,349)	(18,561)	(40,218)	(36,731)
Refranchising loss	(25)	—	(158)	(149)
Loss on sale/disposal of assets	(237)	(127)	(327)	(402)
Non-cash equity-based compensation expense	(10,686)	(9,527)	(22,024)	(17,065)
Income from operations	196,103	195,403	406,516	372,886
Other income (expense)	11,398	(14,964)	(7,301)	(14,964)
Interest income	4,219	2,537	7,958	4,928
Interest expense	(44,721)	(44,932)	(90,567)	(91,479)
Income before provision for income taxes	$166,999	$138,044	$316,606	$271,371

3. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 16,	June 18,	June 16,	June 18,
	2024	2023	2024	2023
Net income available to common stockholders - basic and diluted	$141,978	$109,380	$267,802	$214,150
Basic weighted average number of shares	34,904,786	35,199,067	34,852,548	35,295,346
Earnings per share – basic	$4.07	$3.11	$7.68	$6.07
Diluted weighted average number of shares	35,224,080	35,492,423	35,199,277	35,601,335
Earnings per share – diluted	$4.03	$3.08	$7.61	$6.02

The denominators used in calculating diluted earnings per share for common stock for the fiscal quarters and two fiscal quarters each ended June 16, 2024 and June 18, 2023 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 16,	June 18,	June 16,	June 18,
	2024	2023	2024	2023
Anti-dilutive shares underlying stock-based awards
Stock options	44,305	227,276	46,669	229,156
Restricted stock awards and units	—	35,064	—	36,378
Performance condition not met
Restricted stock awards and units	49,908	59,675	49,908	59,675

4. Stockholders’ Deficit

The following table summarizes the changes in stockholders’ deficit for the second quarter of 2024.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at March 24, 2024	34,801,757	$348	$1,191	$(4,004,877)	$(4,992)
Net income	—	—	—	141,978	—
Dividends declared on common stock and equivalents ($1.51 per share)	—	—	—	(53,109)	—
Issuance and cancellation of stock awards, net	17,616	—	—	—	—
Tax payments for restricted stock upon vesting	(5,175)	—	(2,560)	—	—
Exercise of stock options	142,425	2	20,691	—	—
Non-cash equity-based compensation expense	—	—	10,686	—	—
Currency translation adjustment	—	—	—	—	(483)
Balance at June 16, 2024	34,956,623	$350	$30,008	$(3,916,008)	$(5,475)

The following table summarizes the changes in stockholders’ deficit for the two fiscal quarters of 2024.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 31, 2023	34,726,182	$347	$2,801	$(4,069,648)	$(3,867)
Net income	—	—	—	267,802	—
Dividends declared on common stock and equivalents ($3.02 per share)	—	—	—	(106,063)	—
Issuance and cancellation of stock awards, net	61,669	1	—	—	—
Tax payments for restricted stock upon vesting	(20,388)	—	(9,260)	—	—
Purchases of common stock	(56,372)	(1)	(17,021)	(8,099)	—
Exercise of stock options	245,532	3	31,464	—	—
Non-cash equity-based compensation expense	—	—	22,024	—	—
Currency translation adjustment	—	—	—	—	(1,608)
Balance at June 16, 2024	34,956,623	$350	$30,008	$(3,916,008)	$(5,475)

Subsequent to the end of the second quarter of 2024, on July 16, 2024, the Company’s Board of Directors declared a $1.51 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 13, 2024 to be paid on September 30, 2024.

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

5. Leverage Ratio

In accordance with the Company’s debt agreements, the payment of principal on the outstanding senior notes may be suspended if the Holdco Leverage Ratio is less than or equal to 5.0x total debt to adjusted EBITDA, as defined in the related agreements, and no catch-up provisions are applicable. As of the end of the first and second quarters of 2024, the Company had a Holdco Leverage Ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payments for its outstanding notes beginning in the second quarter of 2024. Accordingly, all principal amounts of the Company’s outstanding notes have been classified as long-term debt in the condensed consolidated balance sheet as of June 16, 2024.

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

Fair Value of Investments

The Company holds a non-controlling interest in DPC Dash Ltd (“DPC Dash”), the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. The Company accounts for its investment in DPC Dash as a trading security and records it at fair value at the end of each reporting period, with gains and losses recorded in other income or expense in its condensed consolidated statements of income. As of June 16, 2024, the fair value of the Company’s investment in 18,101,019 DPC Dash ordinary shares is based on the active exchange quoted price for the equity security of HK$58.80 per share (HK: 1405).

The Company recorded a positive adjustment of $11.4 million in the second quarter of 2024 and a negative adjustment of $7.3 million in the two fiscal quarters of 2024 to the carrying amount of its investment in DPC Dash. These amounts were recorded in other income (expense) in the Company’s condensed consolidated statements of income. The Company recorded a negative adjustment to the carrying amount of its investment in DPC Dash of $15.0 million in the second quarter of 2023 and did not record any adjustments to the carrying amount of its investment in the first quarter of 2023.

The following tables summarize the carrying amounts and fair values of certain assets at June 16, 2024 and December 31, 2023:

	At June 16, 2024
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$231,511	$231,511	$—	$—
Restricted cash equivalents	132,579	132,579	—	—
Investments in marketable securities	19,063	19,063	—	—
Advertising fund cash equivalents, restricted	56,881	56,881	—	—
Investment in DPC Dash	136,252	136,252	—	—

	At December 31, 2023
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$50,732	$50,732	$—	$—
Restricted cash equivalents	133,063	133,063	—	—
Investments in marketable securities	16,720	16,720	—	—
Advertising fund cash equivalents, restricted	69,199	69,199	—	—
Investment in DPC Dash	143,553	143,553	—	—

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

Management estimated the approximate fair values of the Company’s 2015, 2017, 2018, 2019 and 2021 notes as follows:

	June 16, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$742,000	$727,902	$744,000	$727,632
2017 Ten-Year Notes	940,000	899,580	942,500	895,375
2018 7.5-Year Notes	402,688	393,023	403,750	392,041
2018 9.25-Year Notes	379,000	365,735	380,000	365,180
2019 Ten-Year Notes	648,000	592,920	649,688	591,865
2021 7.5-Year Notes	826,625	735,696	828,750	730,958
2021 Ten-Year Notes	972,500	840,240	975,000	830,700

The Company did not have any outstanding borrowings under its variable funding notes at June 16, 2024 or December 31, 2023.

7. Revenue Disclosures

Contract Liabilities

Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $5.3 million were included in current other accrued liabilities as of both June 16, 2024 and December 31, 2023. Deferred franchise fees and deferred development fees of $18.9 million and $19.9 million were included in long-term other accrued liabilities as of June 16, 2024 and December 31, 2023, respectively.

Changes in deferred franchise fees and deferred development fees for the two fiscal quarters of 2024 and 2023 were as follows:

	Two Fiscal Quarters Ended
	June 16,	June 18,
	2024	2023
Deferred franchise fees and deferred development fees, beginning of period	$25,195	$28,225
Revenue recognized during the period	(2,737)	(2,716)
New deferrals due to cash received and other	1,769	1,400
Deferred franchise fees and deferred development fees, end of period	$24,227	$26,909

Advertising Fund Assets

As of June 16, 2024, advertising fund assets, restricted of $99.8 million consisted of $80.0 million of cash and cash equivalents, $10.9 million of accounts receivable and $8.9 million of prepaid expenses. As of June 16, 2024, advertising fund cash and cash equivalents included $2.0 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

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

Change in Advertising Fund Contributions and Technology Fees

As previously announced, as of March 27, 2023, Domino's National Advertising Fund Inc., the Company’s consolidated not-for-profit advertising subsidiary, effectuated a temporary reduction of 0.25% to its standard 6.0% advertising contribution rate. This temporary reduction expired at the beginning of the second quarter of 2024 and the advertising contribution rate returned to its standard 6.0% as of March 25, 2024.

Additionally, as of March 25, 2024, the Company decreased the U.S. digital per-transaction technology fees that are recognized as the related U.S. franchise retail sales occur by $0.04 to $0.355.

8. Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters with expiration dates through 2045. Rent expense totaled $21.0 million and $42.2 million in the second quarter and two fiscal quarters of 2024, respectively. Rent expense totaled $19.7 million and $39.0 million in the second quarter and two fiscal quarters of 2023, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.9 million and $3.9 million in the second quarter and two fiscal quarters of 2024, respectively. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.3 million and $2.7 million in the second quarter and two fiscal quarters of 2023, respectively. Variable rent expense and rent expense for other short-term leases were immaterial in each of the second quarter and two fiscal quarters of 2024 and 2023.

The components of operating and finance lease cost for the second quarter and two fiscal quarters of 2024 and the second quarter and two fiscal quarters 2023 were as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 16,	June 18,	June 16,	June 18,
	2024	2023	2024	2023
Operating lease cost	$11,462	$10,867	$22,715	$21,675
Finance lease cost:
Amortization of right-of-use assets	1,322	1,313	2,646	2,512
Interest on lease liabilities	973	1,015	1,957	1,998
Total finance lease cost	$2,295	$2,328	$4,603	$4,510

Supplemental cash flow information related to leases for the two fiscal quarters of 2024 and the two fiscal quarters of 2023 was as follows:

	Two Fiscal Quarters Ended
	June 16,	June 18,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,736	$20,092
Operating cash flows from finance leases	1,957	1,998
Financing cash flows from finance leases	1,853	1,436
Cash paid for amounts included in the measurement of financing obligation from sale leaseback:
Operating cash flows from sale leaseback	598	—
Financing cash flows from sale leaseback	36	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	26,469	12,175
Finance leases	1,296	3,054

As of June 16, 2024, the Company had additional leases for certain supply chain real estate and certain supply chain vehicles that had not yet commenced with estimated future minimum rental commitments of $154.8 million. These leases are expected to commence in 2024 and 2025 with lease terms of up to 20 years. These undiscounted amounts will be included in the Company’s condensed consolidated balance sheet at the respective commencement dates.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $15.6 million and $18.5 million as of June 16, 2024 and December 31, 2023, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

9. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $8.8 million at June 16, 2024 and $6.7 million at December 31, 2023. The Company also had $2.7 million and $2.6 million in non-cash financing activity related to accruals for excise taxes on share repurchases as of June 16, 2024 and December 31, 2023, respectively.

10. Company-owned Store Transactions

During each of the first and second quarters of 2024, the Company refranchised one U.S. Company-owned store for proceeds of less than $0.1 million each. The pre-tax refranchising losses associated with the sale of the related assets and liabilities, including goodwill, were approximately $0.1 million each and were recorded in refranchising loss in the Company’s condensed consolidated statements of income.

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure on an annual basis, of a tabular reconciliation, including both amount and percentage of specific categories of the effective tax rate reconciliation, including state and local income taxes (net of Federal taxes), foreign taxes, effects of changes in tax laws and regulations, effects of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable and nondeductible items and changes in unrecognized tax benefits. Additional disclosures are required for certain items exceeding five percent of income from continuing operations multiplied by the statutory income tax rate. The standard also requires disclosure of income taxes paid between Federal, state and foreign jurisdictions, including further disaggregation of those payments exceeding five percent of the total income taxes paid.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2024 and 2023 second quarters referenced herein represent the twelve-week periods ended June 16, 2024 and June 18, 2023, respectively. The 2024 and 2023 two fiscal quarters referenced herein represent the twenty-four-week periods ended June 16, 2024 and June 18, 2023, respectively. In this section, we discuss the results of our operations for the second quarter and two fiscal quarters of 2024 as compared to the second quarter and two fiscal quarters of 2023.

Overview

Domino’s is the largest pizza company in the world, with more than 20,900 locations in over 90 markets around the world as of June 16, 2024, and operates two distinct service models within its stores with a significant business in both delivery and carryout. We are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores through both the delivery and carryout service models. We have been selling quality, affordable food to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. Over more than 60 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.

We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of June 16, 2024. Franchising enables an individual to be a business owner and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

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

Operational Excellence: We are relentless in our focus on convenience, consistency and efficiency for our customers.

Renowned Value: We are committed to continuing to offer competitive pricing and personalized value for our customers that is innovative and memorable.

Enhanced by Best-in-Class Franchisees: Our franchisees play a vital role in driving results and excitement across the more than 90 markets in which we operate.

Second Quarter of 2024 Highlights

•
MORE Sales: Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 7.2% as compared to the second quarter of 2023. U.S. retail sales increased 6.8% and international retail sales, excluding foreign currency impact, increased 7.7% as compared to the second quarter of 2023. Same store sales increased 4.8% in our U.S. stores and increased 2.1% in our international stores (excluding foreign currency impact).
•
MORE Stores: Global net store growth of 175.
•
MORE Profits: Income from operations increased 0.4%.

Two Fiscal Quarters of 2024 Highlights

•
MORE Sales: Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 7.3% as compared to the two fiscal quarters of 2023. U.S. retail sales increased 7.3% and international retail sales, excluding foreign currency impact, increased 7.2% as compared to the two fiscal quarters of 2023. Same store sales increased 5.2% in our U.S. stores and increased 1.5% in our international stores (excluding foreign currency impact).
•
MORE Stores: Global net store growth of 339.
•
MORE Profits: Income from operations increased 9.0%.

Excluding the negative impact of foreign currency, Domino’s experienced global retail sales growth during the second quarter and two fiscal quarters of 2024, driven by same store sales growth and net store growth in both our U.S. and international businesses. These factors also contributed to an increase in income from operations. In the second quarter, these increases in income from operations were partially offset by higher general and administrative expenses primarily driven by higher labor costs as well as expenses for our Worldwide Rally that takes place every two years. Overall, we believe our global retail sales growth (excluding foreign currency impact), emphasis on technology, operations and marketing initiatives have combined to strengthen our brand. These financial and statistical measures are described in additional detail below.

Statistical Measures

The tables below outline certain statistical measures we utilize to analyze our performance. This historical data is not necessarily indicative of results to be expected for any future period.

Global Retail Sales

Global retail sales is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Global retail sales refers to total worldwide retail sales at Company-owned and franchised stores. We believe global retail sales information is useful in analyzing revenues because franchisees pay royalties and, in the U.S., advertising fees that are based on a percentage of franchise retail sales. We review comparable industry global retail sales information to assess business trends and to track the growth of the Domino’s Pizza brand, and we believe they are indicative of the financial health of our franchisee base. In addition, supply chain revenues are directly impacted by changes in franchise retail sales in the U.S. and Canada. As a result, sales by Domino’s franchisees have a direct effect on our profitability. Retail sales for franchised stores are reported to us by our franchisees and are not included in our revenues.

	Second Quarter of 2024	Second Quarter of 2023	Two Fiscal Quarters of 2024	Two Fiscal Quarters of 2023
Global retail sales:
U.S. stores	$2,222.1	$2,081.2	$4,434.0	$4,132.2
International stores	2,206.1	2,128.7	4,358.2	4,191.3
Total	$4,428.2	$4,209.9	$8,792.2	$8,323.5

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

	Second Quarter of 2024	Second Quarter of 2023	Two Fiscal Quarters of 2024	Two Fiscal Quarters of 2023
U.S. stores	+ 6.8%	+ 1.7%	+ 7.3%	+ 3.4%
International stores (excluding foreign currency impact) (1)	+ 7.7%	+ 10.1%	+ 7.2%	+ 8.3%
Total (excluding foreign currency impact) (2)	+ 7.2%	+ 5.8%	+ 7.3%	+ 5.8%

(1)

2024 second quarter and two fiscal quarters figures each exclude the impact of the Russia market. Including the impact of the Russia market, international stores retail sales growth, excluding foreign currency impact, was 7.2% and 6.7% for the second quarter and two fiscal quarters of 2024, respectively.

(2)

2024 second quarter and two fiscal quarters figures each exclude the impact of the Russia market. Including the impact of the Russia market, total global retail sales growth, excluding foreign currency impact, was 7.0% for each of the second quarter and two fiscal quarters of 2024.

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

	Second Quarter of 2024	Second Quarter of 2023	Two Fiscal Quarters of 2024	Two Fiscal Quarters of 2023
U.S. Company-owned stores	+ 4.5%	+ 5.5%	+ 6.5%	+ 6.4%
U.S. franchise stores	+ 4.8%	(0.1)%	+ 5.2%	+ 1.6%
U.S. stores	+ 4.8%	+ 0.1%	+ 5.2%	+ 1.8%
International stores (excluding foreign currency impact)	+ 2.1%	+ 3.6%	+ 1.5%	+ 2.3%

U.S. same store sales increased 4.8% in the second quarter of 2024, rolling over an increase in U.S. same store sales of 0.1% in the second quarter of 2023. U.S. same store sales increased 5.2% in the two fiscal quarters of 2024, rolling over an increase in U.S. same store sales of 1.8% in the two fiscal quarters of 2023. The increases in U.S. same store sales in the second quarter and two fiscal quarters of 2024 were primarily driven by higher customer transaction counts in both our delivery and carryout businesses, driven by our Domino’s Rewards loyalty program and other national offers. International same store sales (excluding foreign currency impact) increased 2.1% in the second quarter of 2024, rolling over an increase in international same store sales (excluding foreign currency impact) of 3.6% in the second quarter of 2023. International same store sales (excluding foreign currency impact) increased 1.5% in the two fiscal quarters of 2024, rolling over an increase in international same store sales (excluding foreign currency impact) of 2.3% in the two fiscal quarters of 2023. The increase in international same store sales (excluding foreign currency impact) in the second quarter of 2024 was primarily attributable to higher customer transaction counts across our international markets, while the increase in international same store sales (excluding foreign currency impact) in the two fiscal quarters of 2024 was attributable to a higher average ticket per transaction across our international markets.

Store Growth Activity

Net store growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Net store growth is calculated by netting gross store openings with gross store closures during the period. Transfers between Company-owned stores and franchised stores are excluded from the calculation of net store growth. As previously announced, the remaining 143 net stores in Russia were reflected as closed in the third quarter of 2023 and are reflected as closures in the trailing four quarters ended June 16, 2024.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at March 24, 2024	289	6,585	6,874	13,881	20,755
Openings	1	32	33	195	228
Closings	—	(1)	(1)	(52)	(53)
Transfers	(1)	1	—	—	—
Store count at June 16, 2024	289	6,617	6,906	14,024	20,930
Second quarter 2024 net store growth	1	31	32	143	175
Trailing four quarters net store growth	5	166	171	554	725

Russia Market

On August 21, 2023, our master franchisee that owned and operated Domino’s Pizza stores in Russia announced its intent to file for bankruptcy with respect to the stores in that market. Therefore, as of August 21, 2023, we have considered the stores in the Russia market to be closed and they are excluded from our ending store count as of the end of the third quarter of 2023. We have presented our statistical measure of global retail sales growth, excluding foreign currency impact, for the second quarter and two fiscal quarters of 2024 excluding the impact of the retail sales from the Russia market. We believe the impact of the Russia market on our statistical measure of global retail sales growth, excluding foreign currency impact, for the second quarter and two fiscal quarters of 2023 was immaterial and prior amounts have not been adjusted to conform to the current year presentation. We believe the impact of the Russia market on our statistical measure of same store sales growth for the periods presented was immaterial, and we also believe the impact of the Russia market on our consolidated statements of income related to international franchise royalties and fee revenues and general and administrative expenses for the second quarter and two fiscal quarters of 2023 was immaterial.

Income Statement Data

	Second Quarter of 2024		Second Quarter of 2023		Two Fiscal Quarters of 2024		Two Fiscal Quarters of 2023
Revenues:
U.S. Company-owned stores	$92.3		$87.7		$184.9		$172.6
U.S. franchise royalties and fees	147.6		139.3		298.1		272.1
Supply chain	659.2		615.7		1,318.4		1,239.9
International franchise royalties and fees	73.7		70.5		145.7		140.2
U.S. franchise advertising	125.0		111.5		235.3		224.2
Total revenues	1,097.7	100.0%	1,024.6	100.0%	2,182.4	100.0%	2,049.0	100.0%
Cost of sales:
U.S. Company-owned stores	76.1		71.4		152.5		142.0
Supply chain	584.6		548.5		1,171.0		1,116.8
Total cost of sales	660.7	60.2%	620.0	60.5%	1,323.5	60.6%	1,258.8	61.4%
Gross margin	437.0	39.8%	404.7	39.5%	858.9	39.4%	790.2	38.6%
General and administrative	115.9	10.5%	97.8	9.5%	217.0	10.0%	193.0	9.4%
U.S. franchise advertising	125.0	11.4%	111.5	10.9%	235.3	10.8%	224.2	11.0%
Refranchising loss	0.0	0.0%	0.0	0.0%	0.2	0.0%	0.1	0.0%
Income from operations	196.1	17.9%	195.4	19.1%	406.5	18.6%	372.9	18.2%
Other income (expense)	11.4	1.0%	(15.0)	(1.5)%	(7.3)	(0.3)%	(15.0)	(0.7)%
Interest expense, net	(40.5)	(3.7)%	(42.4)	(4.1)%	(82.6)	(3.8)%	(86.6)	(4.2)%
Income before provision for income taxes	167.0	15.2%	138.0	13.5%	316.6	14.5%	271.4	13.3%
Provision for income taxes	25.0	2.3%	28.7	2.8%	48.8	2.2%	57.2	2.8%
Net income	$142.0	12.9%	$109.4	10.7%	$267.8	12.3%	$214.2	10.5%

Revenues

	Second Quarter of 2024		Second Quarter of 2023		Two Fiscal Quarters of 2024		Two Fiscal Quarters of 2023
U.S. Company-owned stores	$92.3	8.4%	$87.7	8.5%	$184.9	8.5%	$172.6	8.4%
U.S. franchise royalties and fees	147.6	13.4%	139.3	13.6%	298.1	13.6%	272.1	13.3%
Supply chain	659.2	60.1%	615.7	60.1%	1,318.4	60.4%	1,239.9	60.5%
International franchise royalties and fees	73.7	6.7%	70.5	6.9%	145.7	6.7%	140.2	6.8%
U.S. franchise advertising	125.0	11.4%	111.5	10.9%	235.3	10.8%	224.2	11.0%
Total revenues	$1,097.7	100.0%	$1,024.6	100.0%	$2,182.4	100.0%	$2,049.0	100.0%

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

Consolidated revenues increased $73.1 million, or 7.1%, in the second quarter of 2024 as compared to the second quarter of 2023. Consolidated revenues increased $133.4 million, or 6.5%, in the two fiscal quarters of 2024 as compared to the two fiscal quarters of 2023. The increases in consolidated revenues in both the second quarter and two fiscal quarters of 2024 were primarily driven by higher supply chain and U.S. stores revenues. These changes in revenues are described in more detail below.

U.S. Stores Revenues

	Second Quarter of 2024		Second Quarter of 2023		Two Fiscal Quarters of 2024		Two Fiscal Quarters of 2023
U.S. Company-owned stores	$92.3	25.3%	$87.7	25.9%	$184.9	25.7%	$172.6	25.8%
U.S. franchise royalties and fees	147.6	40.4%	139.3	41.2%	298.1	41.5%	272.1	40.7%
U.S. franchise advertising	125.0	34.3%	111.5	32.9%	235.3	32.8%	224.2	33.5%
Total U.S. stores revenues	$364.8	100.0%	$338.4	100.0%	$718.3	100.0%	$668.9	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations increased $4.6 million, or 5.2%, in the second quarter of 2024, and increased $12.3 million, or 7.1%, in the two fiscal quarters of 2024 primarily due to higher same store sales.

U.S. Company-owned same store sales increased 4.5% in the second quarter of 2024 and increased 5.5% in the second quarter of 2023. U.S. Company-owned same store sales increased 6.5% in the two fiscal quarters of 2024 and increased 6.4% in the two fiscal quarters of 2023.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $8.3 million, or 6.0%, in the second quarter of 2024 primarily due to higher same store sales and net store growth. Additionally, U.S. franchise royalties and fees benefited from an increase in digital transactions which resulted in an increase in fees paid by our franchisees for the use of our technology platforms, but this increase was offset by a $0.04 decrease in the digital per transaction technology fee to $0.355 effectuated as of March 25, 2024. Revenues from U.S. franchise royalties and fees increased $26.0 million, or 9.5%, in the two fiscal quarters of 2024 primarily due to higher same store sales and an increase in fees paid by U.S. franchisees for the use of our technology platforms, as well as net store growth.

U.S. franchise same store sales increased 4.8% in the second quarter of 2024 and declined 0.1% in the second quarter of 2023. U.S. franchise same store sales increased 5.2% in the two fiscal quarters of 2024 and increased 1.6% in the two fiscal quarters of 2023.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising increased $13.5 million, or 12.1%, in the second quarter of 2024 primarily due to higher same store sales, the return to the standard 6.0% advertising contribution rate at the beginning of the second quarter of 2024 following the end of the temporary reduction to 5.75% which began in the second quarter of 2023, and net store growth. Revenues from U.S. franchise advertising increased $11.1 million, or 4.9%, in the two fiscal quarters of 2024 primarily due to higher same store sales and net store growth. An increase in advertising incentives related to our Emergency Pizza promotion in the first quarter of 2024 partially offset the increase in U.S. franchise advertising revenue in the two fiscal quarters of 2024.

Supply Chain

Supply chain revenues increased $43.5 million, or 7.1%, in the second quarter of 2024 primarily due to higher order volumes, as well as an increase in our food basket pricing to stores, but was partially offset by a shift in the relative mix of products we sell. Our food basket pricing to stores increased 0.7% in the second quarter of 2024, which resulted in an estimated $3 million increase in supply chain revenues. Supply chain revenues increased $78.5 million, or 6.3%, in the two fiscal quarters of 2024 primarily due to higher order volumes, but was partially offset by a shift in the relative mix of products we sell and a decrease in our food basket pricing to stores. Our food basket pricing to stores decreased 0.6% in the two fiscal quarters of 2024, which resulted in an estimated $9 million decrease in supply chain revenues. The food basket pricing change, a statistical measure utilized by management, is calculated as the percentage change of the food basket (including both food and cardboard products) purchased by an average U.S. store (based on average weekly unit sales) from our U.S. supply chain centers against the comparable period of the prior year. We believe this measure is important to understanding Company performance because as our food basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees increased $3.2 million, or 4.5%, in the second quarter of 2024, and increased $5.5 million, or 3.9%, in the two fiscal quarters of 2024 primarily due to an increase in the average number of international franchised stores open during the period resulting from net store growth as well as same store sales growth (excluding foreign currency impact), but was partially offset by the negative impact of changes in foreign currency exchange rates of approximately $2.7 million in the second quarter of 2024 and $4.1 million in the two fiscal quarters of 2024. The impact of changes in foreign currency exchange rates on international franchise royalty revenues, a statistical measure utilized by management, is calculated as the difference in international franchise royalty revenues resulting from translating current year local currency results to U.S. dollars at current year exchange rates as compared to prior year exchange rates. We believe this measure is important to understanding Company performance given the significant variability in international franchise royalty revenues that can be driven by changes in foreign currency exchange rates.

International franchise same store sales increased 2.1% in the second quarter of 2024, and increased 3.6% in the second quarter of 2023, each excluding the impact of foreign currency exchange rates. International franchise same store sales increased 1.5% in the two fiscal quarters of 2024, and increased 2.3% in the two fiscal quarters of 2023, each excluding the impact of foreign currency exchange rates.

Cost of Sales / Gross Margin

	Second Quarter of 2024		Second Quarter of 2023		Two Fiscal Quarters of 2024		Two Fiscal Quarters of 2023
Total revenues	$1,097.7	100.0%	$1,024.6	100.0%	$2,182.4	100.0%	$2,049.0	100.0%
Total cost of sales	660.7	60.2%	620.0	60.5%	1,323.5	60.6%	1,258.8	61.4%
Gross margin	$437.0	39.8%	$404.7	39.5%	$858.9	39.4%	$790.2	38.6%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs. Consolidated gross margin (which we define as revenues less cost of sales) increased $32.3 million, or 8.0%, in the second quarter of 2024, and increased $68.7 million, or 8.7%, in the two fiscal quarters of 2024 primarily due to higher global franchise royalty revenues, as well as gross margin dollar growth within supply chain, discussed below. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. Additionally, as food basket prices fluctuate, revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate, and further, cost of sales, gross margins and gross margin percentages for our U.S. Company-owned stores also fluctuate.

As a percentage of revenues, the consolidated gross margin increased 0.3 and 0.8 percentage points in the second quarter and two fiscal quarters of 2024, respectively. U.S. Company-owned store gross margin decreased 1.0 percentage point in the second quarter of 2024, and decreased 0.2 percentage points in the two fiscal quarters of 2024. Supply chain gross margin increased 0.4 and 1.3 percentage points in the second quarter and two fiscal quarters of 2024, respectively. These changes in gross margin are described in more detail below.

U.S. Company-Owned Store Gross Margin

	Second Quarter of 2024		Second Quarter of 2023		Two Fiscal Quarters of 2024		Two Fiscal Quarters of 2023
Revenues	$92.3	100.0%	$87.7	100.0%	$184.9	100.0%	$172.6	100.0%
Cost of sales	76.1	82.4%	71.4	81.4%	152.5	82.5%	142.0	82.3%
Store gross margin	$16.2	17.6%	$16.3	18.6%	$32.4	17.5%	$30.6	17.7%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) decreased $0.1 million, or 0.4%, in the second quarter of 2024, and increased $1.8 million, or 5.8%, in the two fiscal quarters of 2024. As a percentage of store revenues, U.S. Company-owned store gross margin decreased 1.0 percentage point in the second quarter of 2024, and decreased 0.2 percentage points in the two fiscal quarters of 2024. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs decreased 0.2 percentage points to 28.5% in the second quarter of 2024 as a result of store level productivity. Food costs decreased 0.4 percentage points to 28.6% in the two fiscal quarters of 2024 due to the decrease in the cost of our food basket.
•
Labor costs increased 0.2 percentage points to 30.9% in the second quarter of 2024 and increased 0.4 percentage points to 31.4% in the two fiscal quarters of 2024 due to higher wage rates in our U.S. Company-owned stores.
•
Higher insurance costs contributed to the remaining decrease in U.S. Company-owned store gross margin as a percentage of revenues.
•
Sales leverage driven by higher customer transaction counts partially offset the decreases in U.S. Company-owned store gross margin as a percentage of revenues described above.

Supply Chain Gross Margin

	Second Quarter of 2024		Second Quarter of 2023		Two Fiscal Quarters of 2024		Two Fiscal Quarters of 2023
Revenues	$659.2	100.0%	$615.7	100.0%	$1,318.4	100.0%	$1,239.9	100.0%
Cost of sales	584.6	88.7%	548.5	89.1%	1,171.0	88.8%	1,116.8	90.1%
Supply chain gross margin	$74.6	11.3%	$67.2	10.9%	$147.4	11.2%	$123.1	9.9%

Supply chain gross margin increased $7.4 million, or 11.1%, in the second quarter of 2024, and increased $24.3 million, or 19.8%, in the two fiscal quarters of 2024. As a percentage of supply chain revenues, the supply chain gross margin increased 0.4 percentage points in the second quarter of 2024, and increased 1.3 percentage points in the two fiscal quarters of 2024. The increase in supply chain gross margin as a percentage of revenues in the second quarter of 2024 was primarily due to procurement productivity, partially offset by investments in supply chain labor. The increase in supply chain gross margin as a percentage of revenue in the two fiscal quarters of 2024 was primarily due to lower food costs resulting from procurement productivity and a decrease in the cost of our food basket.

General and Administrative Expenses

General and administrative expenses increased $18.2 million, or 18.6%, in the second quarter of 2024, and increased $24.0 million, or 12.4%, in the two fiscal quarters of 2024. These increases were primarily driven by higher labor costs as well as expenses for our Worldwide Rally that takes place every two years.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses increased $13.5 million, or 12.1%, in the second quarter of 2024, and increased $11.1 million, or 4.9%, in the two fiscal quarters of 2024 consistent with the increases in U.S. franchise advertising revenues. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand, and these revenues cannot be used for general corporate purposes.

Refranchising Loss

During each of the first and second quarters of 2024, we refranchised one U.S. Company-owned store, for proceeds of less than $0.1 million each. The pre-tax refranchising losses associated with the sale of the related assets and liabilities, including goodwill, were approximately $0.1 million each and were recorded in refranchising loss in our condensed consolidated statements of income.

During the first quarter of 2023, we refranchised one U.S. Company-owned store, for proceeds of less than $0.1 million. The pre-tax refranchising loss associated with the sale of the related assets and liabilities, including goodwill, was approximately $0.1 million and was recorded in refranchising loss in our condensed consolidated statements of income.

Other Income (Expense)

During the second quarter of 2024, we recorded an $11.4 million unrealized gain on our investment in DPC Dash (Note 6). During the two fiscal quarters of 2024, we recorded a $7.3 million unrealized loss on our investment in DPC Dash. During the second quarter of 2023, we recorded a $15.0 million unrealized loss on our investment in DPC Dash. We did not record any adjustments to the carrying amount in the first quarter of 2023. These unrealized gains and losses were based on the active exchange quoted price for the equity security.

Interest Expense, Net

Interest expense, net, decreased $1.9 million, or 4.5%, in the second quarter of 2024, and decreased $3.9 million or 4.6%, in the two fiscal quarters of 2024, each driven by higher interest income on our cash equivalents.

Our weighted average borrowing rate was 3.8% in each of the second quarter and two fiscal quarters of 2024 and 2023.

Provision for Income Taxes

Provision for income taxes decreased $3.6 million, or 12.7%, in the second quarter of 2024 due to a lower effective tax rate, partially offset by higher income before provision for income taxes. The effective tax rate decreased to 15.0% in the second quarter of 2024 as compared to 20.8% in the second quarter of 2023, driven by a 7.0 percentage point change in the impact of excess tax benefits from equity-based compensation, which are recorded as a reduction to the provision for income taxes.

Provision for income taxes decreased $8.4 million, or 14.7%, in the two fiscal quarters of 2024 due to a lower effective tax rate, partially offset by higher income before provision for income taxes. The effective tax rate decreased to 15.4% in the two fiscal quarters of 2024 as compared to 21.1% in the two fiscal quarters of 2023, driven by a 6.3 percentage point change in the impact of excess tax benefits from equity-based compensation, which are recorded as a reduction to the provision for income taxes.

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

	Second Quarter of 2024	Second Quarter of 2023	Two Fiscal Quarters of 2024	Two Fiscal Quarters of 2023
U.S. stores	$129.5	$123.6	$265.6	$236.3
Supply chain	65.0	60.0	129.5	108.5
International franchise	59.1	58.9	118.4	117.0
Other	(26.2)	(18.9)	(44.3)	(34.6)

U.S. Stores

U.S. stores Segment Income increased $5.9 million, or 4.8%, in the second quarter of 2024 primarily due to higher U.S. franchise royalties and fees revenues, as discussed above. U.S. stores Segment Income increased $29.3 million, or 12.4%, in the two fiscal quarters of 2024 primarily due to higher U.S. franchise royalties and fees revenues, as well as the $1.8 million increase in U.S. Company-owned store gross margin, each as discussed above. U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income. These increases were partially offset by expenses for our Worldwide Rally that takes place every two years.

Supply Chain

Supply chain Segment Income increased $5.0 million, or 8.3%, in the second quarter of 2024 primarily due to the $7.4 million increase in supply chain gross margin, as discussed above. Supply chain Segment Income increased $21.0 million, or 19.4%, in the two fiscal quarters of 2024 primarily due to the $24.3 million increase in supply chain gross margin, as discussed above.

International Franchise

International franchise Segment Income increased $0.2 million, or 0.3%, in the second quarter of 2024, and increased $1.4 million, or 1.2%, in the two fiscal quarters of 2024 primarily due to higher international franchise royalties and fees revenues, as discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income. These increases were partially offset by expenses for our Worldwide Rally that takes place every two years.

Other

Other Segment Income decreased $7.3 million, or 38.6%, in the second quarter of 2024, and decreased $9.7 million, or 28.0%, in the two fiscal quarters of 2024. These decreases were primarily driven by higher labor costs.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. As of June 16, 2024, we had working capital of $279.2 million, excluding restricted cash and cash equivalents of $197.0 million, advertising fund assets, restricted, of $99.8 million and advertising fund liabilities of $97.8 million. Working capital includes total unrestricted cash and cash equivalents of $283.7 million.

Our primary sources of liquidity are cash flows from operations and availability of borrowings under our 2022 and 2021 Variable Funding Notes (as defined below). During the second quarter and two fiscal quarters of 2024, we experienced an increase in both U.S. and international same store sales (excluding foreign currency impact) versus the comparable periods in the prior year. Additionally, both our U.S. and international businesses grew store counts during the second quarter and two fiscal quarters of 2024. These factors contributed to our continued ability to generate positive operating cash flows. In addition to our cash flows from operations, we have two variable funding note facilities. These facilities include our Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2022 Variable Funding Notes”), which allows for advances of up to $120.0 million, as well as our Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2021 Variable Funding Notes,” and, together with the 2022 Variable Funding Notes, the “2022 and 2021 Variable Funding Notes”), which allows for advances of up to $200.0 million and certain other credit instruments, including letters of credit. The letters of credit primarily relate to our casualty insurance programs. As of June 16, 2024, we had no outstanding borrowings and $278.9 million of available borrowing capacity under our 2022 and 2021 Variable Funding Notes, net of letters of credit issued of $41.1 million.

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

Restricted Cash

As of June 16, 2024, we had $145.9 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $50.9 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $197.0 million of restricted cash and cash equivalents. As of June 16, 2024, we also held $80.0 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

As of June 16, 2024, we had approximately $4.98 billion of long-term debt, of which $4.9 million was classified as a current liability. As of June 16, 2024, our fixed rate notes from the recapitalizations we completed in 2021, 2019, 2018, 2017 and 2015 had original scheduled principal payments of $38.6 million in the remainder of 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031. However, in accordance with our debt agreements, the payment of principal on our outstanding senior notes may be suspended if our Holdco Leverage Ratio is less than or equal to 5.0x total debt to adjusted EBITDA, as defined in the related agreements, and no catch-up provisions are applicable. As of the end of the first and second quarters of 2024, we had a Holdco Leverage Ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payments on our outstanding notes beginning in the second quarter of 2024. Accordingly, all principal amounts of our outstanding notes have been classified as long-term debt in our condensed consolidated balance sheet as of June 16, 2024.

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

During the two fiscal quarters of 2024, we repurchased and retired 56,372 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $25.0 million. As of June 16, 2024, we had a total remaining authorized amount for share repurchases of approximately $1.12 billion.

Dividends

On April 25, 2024, our Board of Directors declared a $1.51 per share quarterly dividend on our outstanding common stock for shareholders of record as of June 14, 2024, which was paid on June 28, 2024. We had approximately $54.5 million accrued for common stock dividends at June 16, 2024. Subsequent to the end of the second quarter, on July 16, 2024, our Board of Directors declared a $1.51 per share quarterly dividend on our outstanding common stock for shareholders of record as of September 13, 2024, to be paid on September 30, 2024.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

	Two Fiscal Quarters of 2024	Two Fiscal Quarters of 2023
Cash flows provided by (used in)
Net cash provided by operating activities	$274.2	$242.3
Net cash used in investing activities	(45.0)	(39.2)
Net cash used in financing activities	(70.7)	(193.0)
Effect of exchange rate changes on cash	(1.0)	0.5
Change in cash and cash equivalents, restricted cash and cash equivalents	$157.5	$10.6

Operating Activities

Cash provided by operating activities increased $31.9 million in the two fiscal quarters of 2024, as a result of higher net income, excluding non-cash operating activities, partially offset by the negative impact of changes in operating assets and liabilities and advertising fund assets and liabilities, restricted. Net income increased $53.7 million and non-cash adjustments increased $0.9 million, resulting in an overall increase to cash provided by operating activities in the two fiscal quarters of 2024 as compared to the two fiscal quarters of 2023 of $54.6 million. The negative impact of changes in operating assets and liabilities of $18.0 million primarily related to payments on income taxes, accrued liabilities and inventory in the two fiscal quarters of 2024 as compared to the two fiscal quarters of 2023. Additionally, the $4.7 million negative impact of changes in advertising fund assets and liabilities, restricted, in the two fiscal quarters of 2024 as compared to the two fiscal quarters of 2023 was a result of payments for advertising activities outpacing receipts for advertising contributions.

Investing Activities

Cash used in investing activities was $45.0 million in the two fiscal quarters of 2024, which primarily consisted of $43.7 million of capital expenditures (driven primarily by investments in technological initiatives, supply chain centers and corporate store operations).

Financing Activities

Cash used in financing activities was $70.7 million in the two fiscal quarters of 2024, which included dividend payments of $53.1 million, the repurchase of approximately $25.0 million in common stock under our Board of Directors-approved share repurchase program, repayments of long-term debt and finance lease obligations of $14.8 million and tax payments for the vesting of restricted stock of $9.3 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $31.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes, and, at June 16, 2024, we are exposed to interest rate risk on borrowings under our variable funding notes. As of June 16, 2024, we had no outstanding borrowings under our 2022 and 2021 Variable Funding Notes.

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

Foreign Currency Exchange Risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.7% of our total revenues in both the second quarter of 2024 and the two fiscal quarters of 2024, approximately 6.9% of our total revenues in the second quarter of 2023, and approximately 6.8% of our total revenues in the two fiscal quarters of 2023 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. We estimate that a hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $12.9 million in the two fiscal quarters of 2024.

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

During the quarterly period ended June 16, 2024, there were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program (2)
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #4 (March 25, 2024 to April 21, 2024)	1,014	$496.25	—	$1,116,333
Period #5 (April 22, 2024 to May 19, 2024)	876	523.37	—	1,116,333
Period #6 (May 20, 2024 to June 16, 2024)	1,229	522.45	—	1,116,333
Total	3,119	$514.19	—	$1,116,333

(1)	3,119 shares in the second quarter of 2024 were purchased as part of the Company’s employee stock payroll deduction plan at an average price of $514.19.
(2)

On February 21, 2024, the Company’s Board of Directors authorized an additional share repurchase program to repurchase up to $1.0 billion of the Company’s common stock, in addition to the $141.3 million that was previously remaining for a total authorization of $1.14 billion for future share repurchases as of that date. As of June 16, 2024, $1.12 billion remained available for future purchases of the Company’s common stock under this share repurchase program.

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

During the fiscal quarter ended June 16, 2024, the following Section 16 officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•
Kelly E. Garcia, our Executive Vice President, Chief Technology Officer, adopted a new Rule 10b5-1 trading arrangement on June 7, 2024. The plan’s maximum duration is until August 29, 2025, and first trades will not occur until September 6, 2024 at the earliest. The trading plan, which is subject to certain conditions, is intended to permit Mr. Garcia to exercise and sell from time to time (i) a tranche of 1,950 stock options set to expire on July 20, 2026 and (ii) a tranche of 4,870 stock options set to expire on November 7, 2026.

The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with Domino’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangement will be disclosed publicly in future Section 16 filings with the SEC.

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

DOMINO’S PIZZA, INC. (Registrant)
Date: July 18, 2024	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer (Principal Financial Officer)