Form 10-Q
period 2024-09-08
DOMINOS PIZZA INC
filed 2024-10-10
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 8, 2024

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

As of October 3, 2024, Domino’s Pizza, Inc. had 34,531,978 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) – As of September 8, 2024 and December 31, 2023	3

	Condensed Consolidated Statements of Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 8, 2024 and September 10, 2023	4

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 8, 2024 and September 10, 2023	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) – Three fiscal quarters ended September 8, 2024 and September 10, 2023	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 8, 2024	December 31, 2023 (1)
Assets
Current assets:
Cash and cash equivalents	$189,084	$114,098
Restricted cash and cash equivalents	185,439	200,870
Accounts receivable, net	278,707	282,809
Inventories	69,168	82,964
Prepaid expenses and other	38,725	30,215
Advertising fund assets, restricted	111,134	106,335
Total current assets	872,257	817,291
Property, plant and equipment:
Land and buildings	105,018	108,791
Leasehold and other improvements	185,915	176,817
Equipment	389,488	364,620
Construction in progress	13,588	24,505
	694,009	674,733
Accumulated depreciation and amortization	(400,602)	(370,368)
Property, plant and equipment, net	293,407	304,365
Other assets:
Operating lease right-of-use assets	215,040	207,323
Goodwill	11,578	11,688
Capitalized software, net	151,947	134,105
Investment in DPC Dash	162,424	143,553
Deferred income tax assets, net	21,216	13,680
Other assets	47,197	42,894
Total other assets	609,402	553,243
Total assets	$1,775,066	$1,674,899
Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$4,946	$56,366
Accounts payable	97,847	106,267
Operating lease liabilities	40,806	39,330
Insurance reserves	27,137	28,135
Dividends payable	54,063	1,514
Advertising fund liabilities	109,219	104,246
Other accrued liabilities	176,490	211,492
Total current liabilities	510,508	547,350
Long-term liabilities:
Long-term debt, less current portion	4,970,687	4,934,062
Operating lease liabilities	186,981	179,548
Insurance reserves	37,212	38,559
Other accrued liabilities	46,316	45,747
Total long-term liabilities	5,241,196	5,197,916
Stockholders’ deficit:
Common stock	345	347
Additional paid-in capital	1,710	2,801
Retained deficit	(3,973,816)	(4,069,648)
Accumulated other comprehensive loss	(4,877)	(3,867)
Total stockholders’ deficit	(3,976,638)	(4,070,367)
Total liabilities and stockholders’ deficit	$1,775,066	$1,674,899

(1) The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 8,	September 10,	September 8,	September 10,
(In thousands, except per share data)	2024	2023	2024	2023
Revenues:
U.S. Company-owned stores	$89,173	$86,277	$274,086	$258,882
U.S. franchise royalties and fees	144,074	138,322	442,168	410,454
Supply chain	651,314	618,086	1,969,772	1,858,023
International franchise royalties and fees	74,633	73,142	220,295	213,308
U.S. franchise advertising	120,925	111,534	356,181	335,719
Total revenues	1,080,119	1,027,361	3,262,502	3,076,386
Cost of sales:
U.S. Company-owned stores	74,205	72,614	226,722	214,609
Supply chain	582,167	556,578	1,753,132	1,673,405
Total cost of sales	656,372	629,192	1,979,854	1,888,014
Gross margin	423,747	398,169	1,282,648	1,188,372
General and administrative	103,991	97,203	320,962	290,186
U.S. franchise advertising	120,925	111,534	356,181	335,719
Refranchising loss	—	—	158	149
Income from operations	198,831	189,432	605,347	562,318
Other income	26,172	28,231	18,871	13,267
Interest income	4,339	2,707	12,297	7,635
Interest expense	(44,726)	(44,796)	(135,293)	(136,275)
Income before provision for income taxes	184,616	175,574	501,222	446,945
Provision for income taxes	37,692	27,898	86,496	85,119
Net income	$146,924	$147,676	$414,726	$361,826
Earnings per share:
Common stock - basic	$4.22	$4.22	$11.91	$10.28
Common stock - diluted	$4.19	$4.18	$11.80	$10.19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 8,	September 10,	September 8,	September 10,
(In thousands)	2024	2023	2024	2023
Net income	$146,924	$147,676	$414,726	$361,826
Currency translation adjustment	598	(1,330)	(1,010)	(403)
Comprehensive income	$147,522	$146,346	$413,716	$361,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
	September 8,	September 10,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$414,726	$361,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,974	54,999
Refranchising loss	158	149
Loss on sale/disposal of assets	501	547
Amortization of debt issuance costs	3,685	3,858
Benefit for deferred income taxes	(7,524)	(12,191)
Non-cash equity-based compensation expense	31,541	26,507
Excess tax benefits from equity-based compensation	(21,609)	(2,973)
Provision for losses on accounts and notes receivable	250	1,342
Unrealized gain on investments	(18,871)	(13,267)
Changes in operating assets and liabilities	(18,968)	7,682
Changes in advertising fund assets and liabilities, restricted	2,016	(6,349)
Net cash provided by operating activities	446,879	422,130
Cash flows from investing activities:
Capital expenditures	(70,801)	(59,271)
Other	(1,094)	(743)
Net cash used in investing activities	(71,895)	(60,014)
Cash flows from financing activities:
Repayments of long-term debt and finance lease obligations	(15,947)	(41,349)
Proceeds from exercise of stock options	34,669	5,806
Purchases of common stock	(214,999)	(210,847)
Tax payments for restricted stock upon vesting	(10,706)	(5,240)
Payments of common stock dividends and equivalents	(106,015)	(85,564)
Net cash used in financing activities	(312,998)	(337,194)
Effect of exchange rate changes on cash	(589)	(304)
Change in cash and cash equivalents, restricted cash and cash equivalents	61,397	24,618

Cash and cash equivalents, beginning of period	114,098	60,356
Restricted cash and cash equivalents, beginning of period	200,870	191,289
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	88,165	143,559
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	403,133	395,204

Cash and cash equivalents, end of period	189,084	80,879
Restricted cash and cash equivalents, end of period	185,439	202,307
Cash and cash equivalents included in advertising fund assets, restricted, end of period	90,007	136,636
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$464,530	$419,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except share and per share amounts)

September 8, 2024

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 8, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2024.

2. Segment Information

The tables below summarize the financial information concerning the Company’s reportable segments for the third quarter and three fiscal quarters of 2024 and the third quarter and three fiscal quarters of 2023. Intersegment revenues are comprised of sales of food, equipment and supplies from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income below primarily includes corporate administrative costs that are not allocable to a reportable segment, including labor, computer expenses, professional fees, travel and entertainment, rent, insurance and other corporate administrative costs.

	Fiscal Quarters Ended September 8, 2024 and September 10, 2023
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2024	$354,172	$679,664	$74,633	$(28,350)	$—	$1,080,119
2023	336,133	643,728	73,142	(25,642)	—	1,027,361
Segment Income
2024	$128,577	$61,173	$62,367	N/A	$(22,839)	$229,278
2023	120,351	55,250	61,495	N/A	(19,809)	217,287

	Three Fiscal Quarters Ended September 8, 2024 and September 10, 2023
	U.S.	Supply	International	Intersegment
	Stores	Chain	Franchise	Revenues	Other	Total
Revenues
2024	$1,072,435	$2,053,055	$220,295	$(83,283)	$—	$3,262,502
2023	1,005,055	1,935,332	213,308	(77,309)	—	3,076,386
Segment Income
2024	$394,167	$190,736	$180,796	N/A	$(67,178)	$698,521
2023	356,626	163,791	178,499	N/A	(54,396)	644,520

The following table reconciles total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 8,	September 10,	September 8,	September 10,
	2024	2023	2024	2023
Total Segment Income	$229,278	$217,287	$698,521	$644,520
Depreciation and amortization	(20,756)	(18,268)	(60,974)	(54,999)
Refranchising loss	—	—	(158)	(149)
Loss on sale/disposal of assets	(174)	(145)	(501)	(547)
Non-cash equity-based compensation expense	(9,517)	(9,442)	(31,541)	(26,507)
Income from operations	198,831	189,432	605,347	562,318
Other income	26,172	28,231	18,871	13,267
Interest income	4,339	2,707	12,297	7,635
Interest expense	(44,726)	(44,796)	(135,293)	(136,275)
Income before provision for income taxes	$184,616	$175,574	$501,222	$446,945

3. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 8,	September 10,	September 8,	September 10,
	2024	2023	2024	2023
Net income available to common stockholders - basic and diluted	$146,924	$147,676	$414,726	$361,826
Basic weighted average number of shares	34,801,086	35,030,660	34,835,394	35,207,117
Earnings per share – basic	$4.22	$4.22	$11.91	$10.28
Diluted weighted average number of shares	35,039,408	35,357,043	35,145,732	35,516,434
Earnings per share – diluted	$4.19	$4.18	$11.80	$10.19

The denominators used in calculating diluted earnings per share for common stock for the fiscal quarters and three fiscal quarters each ended September 8, 2024 and September 10, 2023 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 8,	September 10,	September 8,	September 10,
	2024	2023	2024	2023
Anti-dilutive shares underlying stock-based awards
Stock options	44,342	207,218	46,290	228,747
Restricted stock awards and units	4,223	526	4,223	27,615
Performance condition not met
Restricted stock awards and units	49,742	59,622	49,742	59,622

4. Stockholders’ Deficit

The following table summarizes the changes in stockholders’ deficit for the third quarter of 2024.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at June 16, 2024	34,956,623	$350	$30,008	$(3,916,008)	$(5,475)
Net income	—	—	—	146,924	—
Dividends declared on common stock and equivalents ($1.51 per share)	—	—	—	(52,502)	—
Issuance and cancellation of stock awards, net	3,466	—	—	—	—
Tax payments for restricted stock upon vesting	(3,029)	(1)	(1,445)	—	—
Purchases of common stock	(443,302)	(4)	(39,572)	(152,230)	—
Exercise of stock options	16,612	—	3,202	—	—
Non-cash equity-based compensation expense	—	—	9,517	—	—
Currency translation adjustment	—	—	—	—	598
Balance at September 8, 2024	34,530,370	$345	$1,710	$(3,973,816)	$(4,877)

The following table summarizes the changes in stockholders’ deficit for the three fiscal quarters of 2024.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 31, 2023	34,726,182	$347	$2,801	$(4,069,648)	$(3,867)
Net income	—	—	—	414,726	—
Dividends declared on common stock and equivalents ($4.53 per share)	—	—	—	(158,565)	—
Issuance and cancellation of stock awards, net	65,135	1	—	—	—
Tax payments for restricted stock upon vesting	(23,417)	(1)	(10,705)	—	—
Purchases of common stock	(499,674)	(5)	(56,593)	(160,329)	—
Exercise of stock options	262,144	3	34,666	—	—
Non-cash equity-based compensation expense	—	—	31,541	—	—
Currency translation adjustment	—	—	—	—	(1,010)
Balance at September 8, 2024	34,530,370	$345	$1,710	$(3,973,816)	$(4,877)

Subsequent to the end of the third quarter of 2024, on October 8, 2024, the Company’s Board of Directors declared a $1.51 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 13, 2024 to be paid on December 27, 2024.

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

5. Leverage Ratio

In accordance with the Company’s debt agreements, the payment of principal on the outstanding senior notes may be suspended if the Holdco Leverage Ratio is less than or equal to 5.0x total debt to adjusted EBITDA, as defined in the related agreements, and no catch-up provisions are applicable. As of the end of the first, second and third quarters of 2024, the Company had a Holdco Leverage Ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payments for its outstanding notes beginning in the second quarter of 2024. Accordingly, all principal amounts of the Company’s outstanding notes have been classified as long-term debt in the condensed consolidated balance sheet as of September 8, 2024.

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

Fair Value of Investments

The Company holds a non-controlling interest in DPC Dash Ltd (“DPC Dash”), the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. The Company accounts for its investment in DPC Dash as a trading security and records it at fair value at the end of each reporting period, with gains and losses recorded in other income or expense in its condensed consolidated statements of income. As of September 8, 2024, the fair value of the Company’s investment in 18,101,019 DPC Dash ordinary shares is based on the active exchange quoted price for the equity security of HK$69.95 per share (HK: 1405).

The Company recorded a positive adjustment to the carrying amount of its investment in DPC Dash of $26.2 million and $18.9 million in the third quarter and three fiscal quarters of 2024, respectively. These amounts were recorded in other income in the Company’s condensed consolidated statements of income. The Company recorded a positive adjustment to the carrying amount of its investment in DPC Dash of $28.2 million and $13.3 million in the third quarter and three fiscal quarters of 2023, respectively.

The following tables summarize the carrying amounts and fair values of certain assets at September 8, 2024 and December 31, 2023:

	At September 8, 2024
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$157,509	$157,509	$—	$—
Restricted cash equivalents	121,461	121,461	—	—
Investments in marketable securities	19,941	19,941	—	—
Advertising fund cash equivalents, restricted	68,543	68,543	—	—
Investment in DPC Dash	162,424	162,424	—	—

	At December 31, 2023
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$50,732	$50,732	$—	$—
Restricted cash equivalents	133,063	133,063	—	—
Investments in marketable securities	16,720	16,720	—	—
Advertising fund cash equivalents, restricted	69,199	69,199	—	—
Investment in DPC Dash	143,553	143,553	—	—

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

Management estimated the approximate fair values of the Company’s 2015, 2017, 2018, 2019 and 2021 notes as follows:

	September 8, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$742,000	$736,064	$744,000	$727,632
2017 Ten-Year Notes	940,000	923,080	942,500	895,375
2018 7.5-Year Notes	402,688	397,855	403,750	392,041
2018 9.25-Year Notes	379,000	374,831	380,000	365,180
2019 Ten-Year Notes	648,000	613,656	649,688	591,865
2021 7.5-Year Notes	826,625	761,322	828,750	730,958
2021 Ten-Year Notes	972,500	876,223	975,000	830,700

The Company did not have any outstanding borrowings under its variable funding notes at September 8, 2024 or December 31, 2023.

7. Revenue Disclosures

Contract Liabilities

Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $5.2 million and $5.3 million were included in current other accrued liabilities as of September 8, 2024 and December 31, 2023, respectively. Deferred franchise fees and deferred development fees of $18.0 million and $19.9 million were included in long-term other accrued liabilities as of September 8, 2024 and December 31, 2023, respectively.

Changes in deferred franchise fees and deferred development fees for the three fiscal quarters of 2024 and 2023 were as follows:

	Three Fiscal Quarters Ended
	September 8,	September 10,
	2024	2023
Deferred franchise fees and deferred development fees, beginning of period	$25,195	$28,225
Revenue recognized during the period	(4,292)	(4,680)
New deferrals due to cash received and other	2,281	2,456
Deferred franchise fees and deferred development fees, end of period	$23,184	$26,001

Advertising Fund Assets

As of September 8, 2024, advertising fund assets, restricted of $111.1 million consisted of $90.0 million of cash and cash equivalents, $13.7 million of accounts receivable and $7.4 million of prepaid expenses. As of September 8, 2024, advertising fund cash and cash equivalents included $1.9 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

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

8. Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters with expiration dates through 2045. Rent expense totaled $21.0 million and $63.2 million in the third quarter and three fiscal quarters of 2024, respectively. Rent expense totaled $19.7 million and $58.8 million in the third quarter and three fiscal quarters of 2023, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.5 million and $5.4 million in the third quarter and three fiscal quarters of 2024, respectively. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.4 million and $4.1 million in the third quarter and three fiscal quarters of 2023, respectively. Variable rent expense and rent expense for other short-term leases were immaterial in each of the third quarter and three fiscal quarters of 2024 and 2023.

The components of operating and finance lease cost for the third quarter and three fiscal quarters of 2024 and the third quarter and three fiscal quarters of 2023 were as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 8,	September 10,	September 8,	September 10,
	2024	2023	2024	2023
Operating lease cost	$11,545	$11,058	$34,260	$32,734
Finance lease cost:
Amortization of right-of-use assets	1,303	1,282	3,949	3,794
Interest on lease liabilities	943	1,010	2,900	3,008
Total finance lease cost	$2,246	$2,292	$6,849	$6,802

Supplemental cash flow information related to leases for the three fiscal quarters of 2024 and the three fiscal quarters of 2023 was as follows:

	Three Fiscal Quarters Ended
	September 8,	September 10,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,693	$31,889
Operating cash flows from finance leases	2,900	3,008
Financing cash flows from finance leases	3,014	2,724
Cash paid for amounts included in the measurement of financing obligation from sale leaseback:
Operating cash flows from sale leaseback	896	—
Financing cash flows from sale leaseback	58	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	40,800	17,405
Finance leases	1,442	3,452

As of September 8, 2024, the Company had additional leases for certain supply chain real estate and certain supply chain vehicles that had not yet commenced with estimated future minimum rental commitments of $162.2 million. These leases are expected to commence in 2024 and 2025 with lease terms of up to 20 years. These undiscounted amounts will be included in the Company’s condensed consolidated balance sheet at the respective commencement dates.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $14.2 million and $18.5 million as of September 8, 2024 and December 31, 2023, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

9. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $6.0 million at September 8, 2024 and $6.7 million at December 31, 2023. The Company also had $4.5 million and $2.6 million in non-cash financing activity related to accruals for excise taxes on share repurchases as of September 8, 2024 and December 31, 2023, respectively.

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

11. New Accounting Pronouncements

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”). The Company has not yet adopted the following standards:

Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2020-04, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure on an annual and interim basis of significant segment expenses that are regularly provided to the chief operating decision maker and included within the reported measure of segment profit or loss. In addition, the ASU requires disclosure of other segment expenses by reportable segment and a description of their composition to permit the reconciliation between segment revenue, significant segment expenses and the reported segment measure of profit or loss. The ASU also requires disclosure of the name and title of the chief operating decision maker.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2024 and 2023 third quarters referenced herein represent the twelve-week periods ended September 8, 2024 and September 10, 2023, respectively. The 2024 and 2023 three fiscal quarters referenced herein represent the thirty-six-week periods ended September 8, 2024 and September 10, 2023, respectively. In this section, we discuss the results of our operations for the third quarter and three fiscal quarters of 2024 as compared to the third quarter and three fiscal quarters of 2023.

Overview

Domino’s is the largest pizza company in the world, with more than 21,000 locations in over 90 markets around the world as of September 8, 2024, and operates two distinct service models within its stores with a significant business in both delivery and carryout. We are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores through both the delivery and carryout service models. We have been selling quality, affordable food to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. Over more than 60 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.

We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of September 8, 2024. Franchising enables an individual to be a business owner and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

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

Third Quarter of 2024 Highlights

•
MORE Sales: Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 5.1% as compared to the third quarter of 2023. U.S. retail sales increased 5.1% and international retail sales, excluding foreign currency impact, increased 5.1% as compared to the third quarter of 2023. Same store sales increased 3.0% in our U.S. stores and increased 0.8% in our international stores (excluding foreign currency impact).
•
MORE Stores: Global net store growth of 72.
•
MORE Profits: Income from operations increased 5.0%.

Three Fiscal Quarters of 2024 Highlights

•
MORE Sales: Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 6.5% as compared to the three fiscal quarters of 2023. U.S. retail sales increased 6.6% and international retail sales, excluding foreign currency impact, increased 6.5% as compared to the three fiscal quarters of 2023. Same store sales increased 4.5% in our U.S. stores and increased 1.1% in our international stores (excluding foreign currency impact).
•
MORE Stores: Global net store growth of 411.
•
MORE Profits: Income from operations increased 7.7%.

Excluding the negative impact of foreign currency, Domino’s experienced global retail sales growth during the third quarter and three fiscal quarters of 2024, driven by same store sales growth and net store growth in both our U.S. and international businesses. These factors also contributed to an increase in income from operations. In the third quarter and three fiscal quarters of 2024, these increases in income from operations were partially offset by higher general and administrative expenses primarily driven by higher labor costs. Overall, we believe our global retail sales growth (excluding foreign currency impact) and our emphasis on technology, operations and marketing initiatives have combined to strengthen our brand. These financial and statistical measures are described in additional detail below.

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

	Third Quarter of 2024	Third Quarter of 2023	Three Fiscal Quarters of 2024	Three Fiscal Quarters of 2023
Global retail sales:
U.S. stores	$2,168.4	$2,062.8	$6,602.5	$6,195.0
International stores	2,223.6	2,160.9	6,581.9	6,352.2
Total	$4,392.0	$4,223.7	$13,184.4	$12,547.2

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

	Third Quarter of 2024	Third Quarter of 2023	Three Fiscal Quarters of 2024	Three Fiscal Quarters of 2023
U.S. stores	+ 5.1%	+ 0.9%	+ 6.6%	+ 2.5%
International stores (excluding foreign currency impact) (1)	+ 5.1%	+ 9.4%	+ 6.5%	+ 8.9%
Total (excluding foreign currency impact) (2)	+ 5.1%	+ 5.1%	+ 6.5%	+ 5.7%

(1)

2024 and 2023 third quarter and three fiscal quarters figures each exclude the impact of the Russia market. Including the impact of the Russia market, international stores retail sales growth, excluding foreign currency impact, was 4.8% and 6.0% for the third quarter and three fiscal quarters of 2024, respectively, and 9.0% and 8.5% for the third quarter and three fiscal quarters of 2023, respectively.

(2)

2024 and 2023 third quarter and three fiscal quarters figures each exclude the impact of the Russia market. Including the impact of the Russia market, total global retail sales growth, excluding foreign currency impact, was 5.0% and 6.3% for the third quarter and three fiscal quarters of 2024, respectively, and 4.9% and 5.5% for the third quarter and three fiscal quarters of 2023, respectively.

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

	Third Quarter of 2024	Third Quarter of 2023	Three Fiscal Quarters of 2024	Three Fiscal Quarters of 2023
U.S. Company-owned stores	+ 3.1%	+ 2.9%	+ 5.4%	+ 5.2%
U.S. franchise stores	+ 3.0%	(0.7)%	+ 4.4%	+ 0.8%
U.S. stores	+ 3.0%	(0.6)%	+ 4.5%	+ 1.0%
International stores (excluding foreign currency impact)	+ 0.8%	+ 3.3%	+ 1.1%	+ 2.6%

U.S. same store sales increased 3.0% in the third quarter of 2024, rolling over a decrease in U.S. same store sales of 0.6% in the third quarter of 2023. U.S. same store sales increased 4.5% in the three fiscal quarters of 2024, rolling over an increase in U.S. same store sales of 1.0% in the three fiscal quarters of 2023. The increases in the U.S. in the third quarter and three fiscal quarters of 2024 were primarily driven by higher same store sales in both our delivery and carryout businesses, driven by our Domino’s Rewards loyalty program and other national offers. International same store sales (excluding foreign currency impact) increased 0.8% in the third quarter of 2024, rolling over an increase in international same store sales (excluding foreign currency impact) of 3.3% in the third quarter of 2023. International same store sales (excluding foreign currency impact) increased 1.1% in the three fiscal quarters of 2024, rolling over an increase in international same store sales (excluding foreign currency impact) of 2.6% in the three fiscal quarters of 2023. The increases in international same store sales (excluding foreign currency impact) in the third quarter and three fiscal quarters of 2024 were driven primarily by a higher average ticket per transaction across our international markets.

Store Growth Activity

Net store growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Net store growth is calculated by netting gross store openings with gross store closures during the period. Transfers between Company-owned stores and franchised stores are excluded from the calculation of net store growth.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at June 16, 2024	289	6,617	6,906	14,024	20,930
Openings	2	22	24	184	208
Closings	—	—	—	(136)	(136)
Store count at September 8, 2024	291	6,639	6,930	14,072	21,002
Third quarter 2024 net store growth	2	22	24	48	72
Trailing four quarters net store growth	5	163	168	637	805

Russia Market

On August 21, 2023, our master franchisee that owned and operated Domino’s Pizza stores in Russia announced its intent to file for bankruptcy with respect to the stores in that market. Therefore, as of August 21, 2023, we have considered the stores in the Russia market to be closed and they are excluded from our ending store count as of the end of the third quarter of 2023. We have presented our statistical measure of global retail sales growth, excluding foreign currency impact, for the third quarter and three fiscal quarters of 2024 excluding the impact of the retail sales from the Russia market. We believe the impact of the Russia market on our statistical measure of same store sales growth for the periods presented was immaterial, and we also believe the impact of the Russia market on our consolidated statements of income related to international franchise royalties and fee revenues and general and administrative expenses for the third quarter and three fiscal quarters of 2023 was immaterial.

Income Statement Data

	Third Quarter of 2024		Third Quarter of 2023		Three Fiscal Quarters of 2024		Three Fiscal Quarters of 2023
Revenues:
U.S. Company-owned stores	$89.2		$86.3		$274.1		$258.9
U.S. franchise royalties and fees	144.1		138.3		442.2		410.5
Supply chain	651.3		618.1		1,969.8		1,858.0
International franchise royalties and fees	74.6		73.1		220.3		213.3
U.S. franchise advertising	120.9		111.5		356.2		335.7
Total revenues	1,080.1	100.0%	1,027.4	100.0%	3,262.5	100.0%	3,076.4	100.0%
Cost of sales:
U.S. Company-owned stores	74.2		72.6		226.7		214.6
Supply chain	582.2		556.6		1,753.1		1,673.4
Total cost of sales	656.4	60.8%	629.2	61.2%	1,979.9	60.7%	1,888.0	61.4%
Gross margin	423.7	39.2%	398.2	38.8%	1,282.6	39.3%	1,188.4	38.6%
General and administrative	104.0	9.6%	97.2	9.5%	321.0	9.8%	290.2	9.4%
U.S. franchise advertising	120.9	11.2%	111.5	10.9%	356.2	10.9%	335.7	10.9%
Refranchising loss	—	0.0%	—	0.0%	0.2	0.0%	0.1	0.0%
Income from operations	198.8	18.4%	189.4	18.4%	605.3	18.6%	562.3	18.3%
Other income	26.2	2.4%	28.2	2.8%	18.9	0.6%	13.3	0.4%
Interest expense, net	(40.4)	(3.7)%	(42.1)	(4.1)%	(123.0)	(3.8)%	(128.6)	(4.2)%
Income before provision for income taxes	184.6	17.1%	175.6	17.1%	501.2	15.4%	446.9	14.5%
Provision for income taxes	37.7	3.5%	27.9	2.7%	86.5	2.7%	85.1	2.7%
Net income	$146.9	13.6%	$147.7	14.4%	$414.7	12.7%	$361.8	11.8%

Revenues

	Third Quarter of 2024		Third Quarter of 2023		Three Fiscal Quarters of 2024		Three Fiscal Quarters of 2023
U.S. Company-owned stores	$89.2	8.3%	$86.3	8.4%	$274.1	8.4%	$258.9	8.4%
U.S. franchise royalties and fees	144.1	13.3%	138.3	13.5%	442.2	13.5%	410.5	13.4%
Supply chain	651.3	60.3%	618.1	60.1%	1,969.8	60.4%	1,858.0	60.4%
International franchise royalties and fees	74.6	6.9%	73.1	7.1%	220.3	6.8%	213.3	6.9%
U.S. franchise advertising	120.9	11.2%	111.5	10.9%	356.2	10.9%	335.7	10.9%
Total revenues	$1,080.1	100.0%	$1,027.4	100.0%	$3,262.5	100.0%	$3,076.4	100.0%

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

Consolidated revenues increased $52.8 million, or 5.1%, in the third quarter of 2024 as compared to the third quarter of 2023. Consolidated revenues increased $186.1 million, or 6.0%, in the three fiscal quarters of 2024 as compared to the three fiscal quarters of 2023. The increases in consolidated revenues in both the third quarter and three fiscal quarters of 2024 were primarily driven by higher supply chain and U.S. stores revenues. These changes in revenues are described in more detail below.

U.S. Stores Revenues

	Third Quarter of 2024		Third Quarter of 2023		Three Fiscal Quarters of 2024		Three Fiscal Quarters of 2023
U.S. Company-owned stores	$89.2	25.2%	$86.3	25.7%	$274.1	25.6%	$258.9	25.8%
U.S. franchise royalties and fees	144.1	40.7%	138.3	41.2%	442.2	41.2%	410.5	40.8%
U.S. franchise advertising	120.9	34.1%	111.5	33.2%	356.2	33.2%	335.7	33.4%
Total U.S. stores revenues	$354.2	100.0%	$336.1	100.0%	$1,072.4	100.0%	$1,005.1	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations increased $2.9 million, or 3.4%, in the third quarter of 2024, and increased $15.2 million, or 5.9%, in the three fiscal quarters of 2024 primarily due to higher same store sales.

U.S. Company-owned same store sales increased 3.1% in the third quarter of 2024 and increased 2.9% in the third quarter of 2023. U.S. Company-owned same store sales increased 5.4% in the three fiscal quarters of 2024 and increased 5.2% in the three fiscal quarters of 2023.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $5.8 million, or 4.2%, in the third quarter of 2024 primarily due to higher same store sales and net store growth. Additionally, U.S. franchise royalties and fees benefited from an increase in digital transactions which resulted in an increase in fees paid by our franchisees for the use of our technology platforms, but this increase was offset by a $0.04 decrease in the digital per transaction technology fee to $0.355 effectuated as of March 25, 2024. Revenues from U.S. franchise royalties and fees increased $31.7 million, or 7.7%, in the three fiscal quarters of 2024 primarily due to higher same store sales and an increase in fees paid by U.S. franchisees for the use of our technology platforms, as well as net store growth.

U.S. franchise same store sales increased 3.0% in the third quarter of 2024 and declined 0.7% in the third quarter of 2023. U.S. franchise same store sales increased 4.4% in the three fiscal quarters of 2024 and increased 0.8% in the three fiscal quarters of 2023.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising increased $9.4 million, or 8.4%, in the third quarter of 2024 primarily due to the return to the standard 6.0% advertising contribution rate at the beginning of the second quarter of 2024 following the end of the temporary reduction to 5.75% which began in the second quarter of 2023, as well as higher same store sales and net store growth. An increase in brand promotions partially offset the increase in U.S. franchise advertising revenues in the third quarter of 2024. Revenues from U.S. franchise advertising increased $20.5 million, or 6.1%, in the three fiscal quarters of 2024 primarily due to higher same store sales, net store growth and the return to the standard 6.0% advertising contribution rate at the beginning of the second quarter of 2024 following the end of the temporary reduction to 5.75% which began in the second quarter of 2023. An increase in brand promotions partially offset the increase in U.S. franchise advertising revenues in the three fiscal quarters of 2024.

Supply Chain

Supply chain revenues increased $33.2 million, or 5.4%, in the third quarter of 2024 primarily due to higher order volumes, as well as an increase in our food basket pricing to stores, but these increases were partially offset by a shift in the relative mix of products we sell. Our food basket pricing to stores increased 1.3% in the third quarter of 2024, which resulted in an estimated $9 million increase in supply chain revenues. The food basket pricing change, a statistical measure utilized by management, is calculated as the percentage change of the food basket (including both food and cardboard products) purchased by an average U.S. store (based on average weekly unit sales) from our U.S. supply chain centers against the comparable period of the prior year. We believe this measure is important to understanding Company performance because as our food basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate. Supply chain revenues increased $111.7 million, or 6.0%, in the three fiscal quarters of 2024 primarily due to higher order volumes, but this increase was partially offset by a shift in the relative mix of products we sell. Our food basket pricing was flat in the three fiscal quarters of 2024 as compared to the three fiscal quarters of 2023.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees increased $1.5 million, or 2.0%, in the third quarter of 2024, and increased $7.0 million, or 3.3%, in the three fiscal quarters of 2024 primarily due to an increase in the average number of international franchised stores open during the period resulting from net store growth as well as same store sales growth (excluding foreign currency impact), but these increases were partially offset by the negative impact of changes in foreign currency exchange rates of approximately $1.4 million in the third quarter of 2024 and $5.6 million in the three fiscal quarters of 2024. The impact of changes in foreign currency exchange rates on international franchise royalty revenues, a statistical measure utilized by management, is calculated as the difference in international franchise royalty revenues resulting from translating current year local currency results to U.S. dollars at current year exchange rates as compared to prior year exchange rates. We believe this measure is important to understanding Company performance given the significant variability in international franchise royalty revenues that can be driven by changes in foreign currency exchange rates.

International franchise same store sales increased 0.8% in the third quarter of 2024, and increased 3.3% in the third quarter of 2023, each excluding the impact of foreign currency exchange rates. International franchise same store sales increased 1.1% in the three fiscal quarters of 2024, and increased 2.6% in the three fiscal quarters of 2023, each excluding the impact of foreign currency exchange rates.

Cost of Sales / Gross Margin

	Third Quarter of 2024		Third Quarter of 2023		Three Fiscal Quarters of 2024		Three Fiscal Quarters of 2023
Total revenues	$1,080.1	100.0%	$1,027.4	100.0%	$3,262.5	100.0%	$3,076.4	100.0%
Total cost of sales	656.4	60.8%	629.2	61.2%	1,979.9	60.7%	1,888.0	61.4%
Gross margin	$423.7	39.2%	$398.2	38.8%	$1,282.6	39.3%	$1,188.4	38.6%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor, delivery and occupancy costs. Consolidated gross margin (which we define as revenues less cost of sales) increased $25.5 million, or 6.4%, in the third quarter of 2024, and increased $94.2 million, or 7.9%, in the three fiscal quarters of 2024 primarily due to higher global franchise revenues, as well as gross margin dollar growth within supply chain, discussed below. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. Additionally, as food basket prices fluctuate, revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate, and further, cost of sales, gross margins and gross margin percentages for our U.S. Company-owned stores also fluctuate.

As a percentage of revenues, the consolidated gross margin increased 0.4 and 0.7 percentage points in the third quarter and three fiscal quarters of 2024, respectively. U.S. Company-owned store gross margin increased 1.0 percentage point in the third quarter of 2024, and increased 0.2 percentage points in the three fiscal quarters of 2024. Supply chain gross margin increased 0.6 percentage points in the third quarter of 2024, and increased 1.1 percentage points in the three fiscal quarters of 2024. These changes in gross margin are described in more detail below.

U.S. Company-Owned Store Gross Margin

	Third Quarter of 2024		Third Quarter of 2023		Three Fiscal Quarters of 2024		Three Fiscal Quarters of 2023
Revenues	$89.2	100.0%	$86.3	100.0%	$274.1	100.0%	$258.9	100.0%
Cost of sales	74.2	83.2%	72.6	84.2%	226.7	82.7%	214.6	82.9%
Store gross margin	$15.0	16.8%	$13.7	15.8%	$47.4	17.3%	$44.3	17.1%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) increased $1.3 million, or 9.6%, in the third quarter of 2024, and increased $3.1 million, or 7.0%, in the three fiscal quarters of 2024. As a percentage of store revenues, U.S. Company-owned store gross margin increased 1.0 percentage point in the third quarter of 2024, and increased 0.2 percentage points in the three fiscal quarters of 2024. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs were 29.0% in both the third quarter of 2024 and 2023. Food costs decreased 0.2 percentage points to 28.8% in the three fiscal quarters of 2024.
•
Labor costs decreased 0.7 percentage points to 31.1% in the third quarter of 2024 due to sales leverage driven by higher customer transaction counts, as well as store level productivity. Labor costs increased 0.1 percentage points to 31.3% in the three fiscal quarters of 2024 due to higher wage rates in our U.S. Company-owned stores.
•
Sales leverage driven by higher customer transaction counts contributed to the remaining increases in U.S. Company-owned store gross margin as a percentage of revenues.

Supply Chain Gross Margin

	Third Quarter of 2024		Third Quarter of 2023		Three Fiscal Quarters of 2024		Three Fiscal Quarters of 2023
Revenues	$651.3	100.0%	$618.1	100.0%	$1,969.8	100.0%	$1,858.0	100.0%
Cost of sales	582.2	89.4%	556.6	90.0%	1,753.1	89.0%	1,673.4	90.1%
Supply chain gross margin	$69.1	10.6%	$61.5	10.0%	$216.6	11.0%	$184.6	9.9%

Supply chain gross margin increased $7.6 million, or 12.4%, in the third quarter of 2024, and increased $32.0 million, or 17.3%, in the three fiscal quarters of 2024. As a percentage of supply chain revenues, the supply chain gross margin increased 0.6 percentage points in the third quarter of 2024, and increased 1.1 percentage points in the three fiscal quarters of 2024. The increases in supply chain gross margin as a percentage of revenues in the third quarter and three fiscal quarters of 2024 were primarily due to procurement productivity.

General and Administrative Expenses

General and administrative expenses increased $6.8 million, or 7.0%, in the third quarter of 2024, and increased $30.8 million, or 10.6%, in the three fiscal quarters of 2024, each primarily driven by higher labor costs.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses increased $9.4 million, or 8.4%, in the third quarter of 2024, and increased $20.5 million, or 6.1%, in the three fiscal quarters of 2024 consistent with the increases in U.S. franchise advertising revenues. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand, and these revenues cannot be used for general corporate purposes.

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

Other Income

During the third quarter and three fiscal quarters of 2024, we recorded a $26.2 million and $18.9 million unrealized gain, respectively, on our investment in DPC Dash (Note 6). During the third quarter and three fiscal quarters of 2023, we recorded a $28.2 million and $13.3 million unrealized gain, respectively, on our investment in DPC Dash. These unrealized gains were based on the active exchange quoted price for the equity security.

Interest Expense, Net

Interest expense, net, decreased $1.7 million, or 4.0%, in the third quarter of 2024, and decreased $5.6 million, or 4.4%, in the three fiscal quarters of 2024, each driven by higher interest income on our cash equivalents.

Our weighted average borrowing rate was 3.8% in each of the third quarter and three fiscal quarters of 2024 and 2023.

Provision for Income Taxes

Provision for income taxes increased $9.8 million, or 35.1%, in the third quarter of 2024 due to a higher effective tax rate and higher income before provision for income taxes. The effective tax rate increased to 20.4% in the third quarter of 2024 as compared to 15.9% in the third quarter of 2023, driven by lower foreign tax credits as well as a 0.9 percentage point unfavorable change in the impact of excess tax benefits from equity-based compensation, which is recorded as a reduction to the provision for income taxes.

Provision for income taxes increased $1.4 million, or 1.6%, in the three fiscal quarters of 2024 due to higher income before provision for income taxes, partially offset by a lower effective tax rate. The effective tax rate decreased to 17.3% in the three fiscal quarters of 2024 as compared to 19.0% in the three fiscal quarters of 2023, driven by a 3.7 percentage point favorable change in the impact of excess tax benefits from equity-based compensation, which is recorded as a reduction to the provision for income taxes.

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

	Third Quarter of 2024	Third Quarter of 2023	Three Fiscal Quarters of 2024	Three Fiscal Quarters of 2023
U.S. stores	$128.6	$120.4	$394.2	$356.6
Supply chain	61.2	55.3	190.7	163.8
International franchise	62.4	61.5	180.8	178.5
Other	(22.8)	(19.8)	(67.2)	(54.4)

U.S. Stores

U.S. stores Segment Income increased $8.2 million, or 6.8%, in the third quarter of 2024 primarily due to higher U.S. franchise royalties and fees revenues, as well as the $1.3 million increase in U.S. Company-owned store gross margin, each as discussed above. U.S. stores Segment Income increased $37.6 million, or 10.5%, in the three fiscal quarters of 2024 primarily due to higher U.S. franchise royalties and fees revenues, as well as the $3.1 million increase in U.S. Company-owned store gross margin, each as discussed above. U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income.

Supply Chain

Supply chain Segment Income increased $5.9 million, or 10.7%, in the third quarter of 2024 primarily due to the $7.6 million increase in supply chain gross margin, as discussed above. Supply chain Segment Income increased $26.9 million, or 16.4%, in the three fiscal quarters of 2024 primarily due to the $32.0 million increase in supply chain gross margin, as discussed above.

International Franchise

International franchise Segment Income increased $0.9 million, or 1.5%, in the third quarter of 2024, and increased $2.3 million, or 1.3%, in the three fiscal quarters of 2024 primarily due to higher international franchise royalties and fees revenues, as discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income. The increase in international franchise Segment Income in the three fiscal quarters of 2024 was partially offset by expenses for our Worldwide Rally that takes place every two years.

Other

Other Segment Income decreased $3.0 million, or 15.2%, in the third quarter of 2024, and decreased $12.8 million, or 23.5%, in the three fiscal quarters of 2024 primarily driven by higher labor costs.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. As of September 8, 2024, we had working capital of $174.4 million, excluding restricted cash and cash equivalents of $185.4 million, advertising fund assets, restricted, of $111.1 million and advertising fund liabilities of $109.2 million. Working capital includes total unrestricted cash and cash equivalents of $189.1 million.

Our primary sources of liquidity are cash flows from operations and availability of borrowings under our 2022 and 2021 Variable Funding Notes (as defined below). During the third quarter and three fiscal quarters of 2024, we experienced an increase in both U.S. and international same store sales (excluding foreign currency impact) versus the comparable periods in the prior year. Additionally, both our U.S. and international businesses grew store counts during the third quarter and three fiscal quarters of 2024. These factors contributed to our continued ability to generate positive operating cash flows. In addition to our cash flows from operations, we have two variable funding note facilities. These facilities include our Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2022 Variable Funding Notes”), which allows for advances of up to $120.0 million, as well as our Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2021 Variable Funding Notes,” and, together with the 2022 Variable Funding Notes, the “2022 and 2021 Variable Funding Notes”), which allows for advances of up to $200.0 million and certain other credit instruments, including letters of credit. The letters of credit primarily relate to our casualty insurance programs. As of September 8, 2024, we had no outstanding borrowings and $278.9 million of available borrowing capacity under our 2022 and 2021 Variable Funding Notes, net of letters of credit issued of $41.1 million.

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

Restricted Cash

As of September 8, 2024, we had $134.2 million of restricted cash held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $51.0 million of restricted cash held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $185.4 million of restricted cash and cash equivalents. As of September 8, 2024, we also held $90.0 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

As of September 8, 2024, we had approximately $4.98 billion of long-term debt, of which $4.9 million was classified as a current liability. As of September 8, 2024, our fixed rate notes from the recapitalizations we completed in 2021, 2019, 2018, 2017 and 2015 had original scheduled principal payments of $38.6 million in the remainder of 2024, $1.17 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $811.5 million in 2028, $625.9 million in 2029, $10.0 million in 2030 and $905.0 million in 2031. However, in accordance with our debt agreements, the payment of principal on our outstanding senior notes may be suspended if our Holdco Leverage Ratio is less than or equal to 5.0x total debt to adjusted EBITDA, as defined in the related agreements, and no catch-up provisions are applicable. As of the end of the first, second, and third quarters of 2024, we had a Holdco Leverage Ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payments on our outstanding notes beginning in the second quarter of 2024. Accordingly, all principal amounts of our outstanding notes have been classified as long-term debt in our condensed consolidated balance sheet as of September 8, 2024.

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

During the third quarter and three fiscal quarters of 2024, we repurchased and retired 443,302 and 499,674 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $190.0 million and $215.0 million, respectively. As of September 8, 2024, we had a total remaining authorized amount for share repurchases of approximately $926.3 million.

Dividends

On July 16, 2024, our Board of Directors declared a $1.51 per share quarterly dividend on our outstanding common stock for shareholders of record as of September 13, 2024, which was paid on September 30, 2024. We had approximately $54.1 million accrued for common stock dividends at September 8, 2024. Subsequent to the end of the third quarter of 2024, on October 8, 2024, our Board of Directors declared a $1.51 per share quarterly dividend on our outstanding common stock for shareholders of record as of December 13, 2024, to be paid on December 27, 2024.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

	Three Fiscal Quarters of 2024	Three Fiscal Quarters of 2023
Cash flows provided by (used in)
Net cash provided by operating activities	$446.9	$422.1
Net cash used in investing activities	(71.9)	(60.0)
Net cash used in financing activities	(313.0)	(337.2)
Effect of exchange rate changes on cash	(0.6)	(0.3)
Change in cash and cash equivalents, restricted cash and cash equivalents	$61.4	$24.6

Operating Activities

Cash provided by operating activities increased $24.7 million in the three fiscal quarters of 2024, as a result of higher net income, excluding non-cash operating activities and a positive change in advertising fund assets and liabilities, restricted, partially offset by the negative impact of changes in operating assets and liabilities. Net income increased $52.9 million and non-cash adjustments increased $8.8 million, resulting in an overall increase to cash provided by operating activities in the three fiscal quarters of 2024 as compared to the three fiscal quarters of 2023 of $61.7 million. Additionally, an $8.3 million positive impact of changes in advertising fund assets and liabilities, restricted, in the three fiscal quarters of 2024 as compared to the three fiscal quarters of 2023 was a result of receipts for advertising contributions outpacing payments for advertising activities. The negative impact of changes in operating assets and liabilities of $45.3 million primarily related to timing of payments for accounts payable, accrued liabilities and income taxes in the three fiscal quarters of 2024 as compared to the three fiscal quarters of 2023.

Investing Activities

Cash used in investing activities was $71.9 million in the three fiscal quarters of 2024, which primarily consisted of $70.8 million of capital expenditures (driven primarily by investments in technological initiatives, supply chain centers and corporate store operations).

Financing Activities

Cash used in financing activities was $313.0 million in the three fiscal quarters of 2024, which included the repurchase of approximately $215.0 million in common stock under our Board of Directors-approved share repurchase program, dividend payments of $106.0 million, repayments of long-term debt and finance lease obligations of $16.0 million and tax payments for the vesting of restricted stock of $10.7 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $34.7 million.

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

Forward-Looking Statements

This filing contains various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “may,” “will,” “plans,” “predicts,” “projects,” “seeks,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, our anticipated profitability, estimates in same store sales growth, store growth and the growth of our U.S. and international business in general, our ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our expectations are more fully described under the section headed “Risk Factors” in this filing and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our 2023 Form 10-K for the fiscal year ended December 31, 2023. Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our substantial indebtedness as a result of our recapitalization transactions and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future; the impact a downgrade in our credit rating may have on our business, financial condition and results of operations; our future financial performance and our ability to pay principal and interest on our indebtedness; the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry, including the food service and food delivery markets; our ability to successfully implement our growth strategy, including through our participation in the third-party order aggregation marketplace; labor shortages or changes in operating expenses resulting from increases in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs or negative economic conditions; the effectiveness of our advertising, operations and promotional initiatives; shortages, interruptions or disruptions in the supply or delivery of fresh food products and store equipment; the impact of social media and other consumer-oriented technologies on our business, brand and reputation; the impact of new or improved technologies and alternative methods of delivery on consumer behavior; new product, digital ordering and concept developments by us, and other food-industry competitors; the additional risks our international operations subject us to; our ability to maintain good relationships with and attract new franchisees, and franchisees’ ability to successfully manage their operations without negatively impacting our royalty payments and fees or our brand’s reputation; our ability to successfully implement cost-saving strategies; our ability and that of our franchisees to successfully operate in the current and future credit environment; changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence or negative economic conditions in general; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation and maintain demand for new stores; the impact that widespread illness, health epidemics or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate; changes in foreign currency exchange rates; changes in income tax rates; our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel; our ability to find and/or retain suitable real estate for our stores and supply chain centers; changes in government legislation and regulations, including changes in laws and regulations regarding information privacy, payment methods, advertising and consumer protection and social media; adverse legal judgments or settlements; food-borne illness or contamination of products or food tampering or other events that may impact our reputation; data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees; the impact that environmental, social and governance matters may have on our business and reputation; the effect of war, terrorism, catastrophic events, other geopolitical or reputational considerations or climate change; our ability to pay dividends and repurchase shares; changes in consumer tastes, spending and traffic patterns and demographic trends; changes in accounting policies; and adequacy of our insurance coverage. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. All forward-looking statements speak only as of the date of this filing and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or other applicable law, we will not undertake, and specifically disclaim, any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this filing, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on the forward-looking statements included in this filing or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes, and, at September 8, 2024, we are exposed to interest rate risk on borrowings under our variable funding notes. As of September 8, 2024, we had no outstanding borrowings under our 2022 and 2021 Variable Funding Notes.

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

Foreign Currency Exchange Risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.9% of our total revenues in the third quarter of 2024, approximately 6.8% of our total revenues in the three fiscal quarters of 2024, approximately 7.1% of our total revenues in the third quarter of 2023, and approximately 6.9% of our total revenues in the three fiscal quarters of 2023 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. We estimate that a hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $19.5 million in the three fiscal quarters of 2024.

Item 4. Controls and Procedures.

Management, with the participation of the Company’s Chief Executive Officer, Russell J. Weiner, and Executive Vice President and Chief Financial Officer, Sandeep Reddy, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, Mr. Weiner and Mr. Reddy concluded that the Company’s disclosure controls and procedures were effective.

During the quarterly period ended September 8, 2024, there were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program (2)
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #7 (June 17, 2024 to July 14, 2024)	854	$502.03	—	$1,116,333
Period #8 (July 15, 2024 to August 11, 2024)	317,447	426.06	315,604	981,859
Period #9 (August 12, 2024 to September 8, 2024)	129,076	434.52	127,698	926,333
Total	447,377	$428.65	443,302	$926,333

(1)	4,075 shares in the third quarter of 2024 were purchased as part of the Company’s employee stock payroll deduction plan at an average price of $433.79.
(2)

On February 21, 2024, the Company’s Board of Directors authorized an additional share repurchase program to repurchase up to $1.0 billion of the Company’s common stock in addition to the $141.3 million that was previously remaining for a total authorization of $1.14 billion for future share repurchases as of that date. As of September 8, 2024, $926.3 million remained available for future purchases of the Company’s common stock under this share repurchase program.

Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

Our directors and officers (as defined in Section 16 of the Exchange Act (“Section 16”)) may from time to time enter into plans for the purchase or sale of Domino’s stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

During the fiscal quarter ended September 8, 2024, the following Section 16 officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•
Cynthia A. Headen, our Executive Vice President, Chief Supply Chain Officer, adopted a new Rule 10b5-1 trading arrangement on August 1, 2024. The plan’s maximum duration is until August 29, 2025, and first trades will not occur until November 1, 2024 at the earliest. The trading plan, which is subject to certain conditions, is intended to permit Ms. Headen to sell from time to time an aggregate of up to 2,510 shares of our common stock, the actual amount of which may be less based on tax withholdings and performance and vesting conditions of performance-based stock units and restricted stock units.

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
10.1

Eighth Supplement dated as of July 23, 2024 to the Amended and Restated Base Indenture dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.

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

DOMINO’S PIZZA, INC. (Registrant)
Date: October 10, 2024	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer (Principal Financial Officer)