Form 10-K
period 2024-12-29
DOMINOS PIZZA INC
filed 2025-02-24
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2024

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32242

Domino’s Pizza, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	38-2511577 (I.R.S. Employer Identification No.)
30 Frank Lloyd Wright Drive Ann Arbor, Michigan (Address of principal executive offices)	48105 (Zip Code)

Registrant’s telephone number, including area code (734) 930-3030

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Domino’s Pizza, Inc. Common Stock, $0.01 par value	DPZ	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Domino’s Pizza, Inc. as of June 16, 2024 computed by reference to the closing price of Domino’s Pizza, Inc.’s common stock on the New York Stock Exchange on such date was $18,146,606,802.

As of February 17, 2025, Domino’s Pizza, Inc. had 34,296,712 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 23, 2025 are incorporated by reference into Part III.

Throughout this document, Domino’s Pizza, Inc. (Nasdaq: DPZ) is referred to as the “Company,” “Domino’s,” “Domino’s Pizza” or in the first-person notations of “we,” “us” and “our.”

In this document, we rely on and refer to information regarding the U.S. quick service restaurant, or QSR, sector and the U.S. QSR pizza category from CREST®, ongoing foodservice market research (years ending December) prepared by Circana, as well as market research reports, analyst reports and other publicly-available information. Although we believe this information to be reliable, we have not independently verified it. U.S. sales information relating to the U.S. QSR sector and the U.S. QSR pizza category represent reported consumer spending obtained by Circana’s CREST ongoing foodservice market research from consumer surveys. This information relates to both our Company-owned and franchised stores.

Part I

Item 1. Business.

Overview

Domino’s is the largest pizza company in the world with more than 21,300 locations in over 90 markets around the world as of December 29, 2024, and operates two distinct service models within its stores, with a significant business in both delivery and carryout. We are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores through both the delivery and carryout service models. We have been selling quality, affordable food to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. Over more than 60 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.

We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of December 29, 2024. Franchising enables an individual to be a business owner and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

Domino’s business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. We also have a global agreement with Uber Technologies, Inc. to allow customers to order Domino’s products through their marketplace. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties and fees to our franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s® brand marks. We also generate revenues and earnings by selling food and other products to franchisees through our supply chain operations primarily in the U.S. and Canada and by operating a number of Company-owned stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling food and other products to those sub-franchisees, as well as by running pizza stores. We believe that everyone in the system can benefit from the franchise model, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.

Domino’s business model can yield strong returns for our franchise owners and our Company-owned stores. It can also yield significant cash flows to us, through a consistent franchise royalty payment and supply chain revenue stream, through an asset-light model. We have historically returned cash to shareholders through dividend payments and share repurchases. Domino’s financial results are driven largely by retail sales at our franchised and Company-owned stores. Changes in retail sales are primarily driven by same store sales growth and net store growth. We actively monitor both of these metrics, as they directly impact our revenues and profits, and we strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees, as well as Company-owned store and supply chain revenues.

At Domino’s, we believe we have a proven business model for success that has historically driven strong returns for our shareholders. Our Hungry for MORE strategy aims to generate MORE sales, MORE stores and MORE profits. The strategic imperatives of our Hungry for MORE strategy are as follows:

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

Our Industry

The U.S. QSR pizza category is large and fragmented. From 2019 through 2024, the U.S. QSR pizza category has grown from $37.6 billion to $42.1 billion. It is the second-largest category, by sales, within the $358.4 billion U.S. QSR sector. The U.S. QSR pizza category is primarily comprised of delivery, dine-in and carryout, with carryout and delivery comprising the two largest segments.

In the U.S., we compete in the delivery and carryout segments of the pizza industry, and we are the dollar market share leader for delivery and carryout among pizza QSRs. Delivery segment dollars of $16.9 billion in 2024 (up from $13.9 billion in 2019) account for approximately 40% of total U.S. consumer spend at pizza QSRs. The four industry leaders, including Domino’s, account for approximately 60% of U.S. pizza delivery, based on reported consumer spending, with the remaining dollars going to regional chains and independent or local establishments. From 2019 to 2024, the carryout segment grew from $17.3 billion to $20.5 billion. The four industry leaders, including Domino’s, account for approximately 52% of the U.S. carryout segment. (Source: Circana, CREST, year ending December 2024).

In contrast to the U.S., international pizza delivery is relatively underdeveloped, with only Domino’s and two other competitors having a significant global presence. We believe that demand for pizza delivery and pizza carryout is large and growing globally, driven by international consumers’ increasing emphasis on convenience, and is supported by our proven success of more than 40 years of conducting business abroad.

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

Our Customers

Our business is not dependent upon a single retail customer or small group of customers, including franchisees. No customer accounted for more than 10% of our total consolidated revenues in 2024, 2023 or 2022. As of December 29, 2024, our largest franchisee based on store count, Domino’s Pizza Enterprises (DMP: ASX), operated 3,741 stores in 12 international markets, which accounted for approximately 26% of our international store count and 18% of our global store count. Revenues from this master franchisee accounted for 1.5% of our consolidated revenues in 2024. Our international franchise segment only requires a modest amount of general and administrative expenses to support its markets and does not have a cost of sales component. Therefore, the vast majority of these royalty revenues result in profits to us.

Our Menu

We offer a menu designed to present delicious, quality offerings to customers, while keeping it simple enough to minimize operational complexity and expedite order-taking and food preparation. Our basic menu features pizza products with varying sizes and crust types. Our typical store also offers side items including bread products, wings, boneless chicken, pastas, oven-baked sandwiches, dips, soft drink products and desserts. During 2024, we launched our newest menu items in the U.S., 5-Cheese Mac & Cheese and New York Style Pizza. International market offerings vary by country and culture, such as the French Burgundy-flavored Beef Pizza commemorating the Paris 2024 Olympics or Paratha Pizza offerings in India including three unique flavors of Corn & Cheese, Paneer or Chicken Keema.

Store Image and Operations

We operate two distinct service models within our stores with a significant business in both delivery and carryout. In the U.S., delivery and carryout generally contribute evenly to our overall system transaction count. The majority of our U.S. and international stores are constructed in the carryout-friendly Pizza Theater design. Many of these stores offer casual seating and enable customers to watch the preparation of their orders, but in the U.S. and many international markets, do not offer a full-service dine-in experience. As a result, our stores generally do not require expensive restaurant facilities and staffing.

Our Business Segments

We operate, and report, three business segments: U.S. stores, international franchise and supply chain.

U.S. Stores

During 2024, our U.S. stores segment accounted for $1.54 billion, or 33%, of our consolidated revenues. Our U.S. stores segment is comprised primarily of our franchise operations, which consisted of 6,722 franchised stores located in the U.S. as of December 29, 2024. We also operated a network of 292 U.S. Company-owned stores as of December 29, 2024.

Directly operating Domino’s stores contributes significantly to our ability to act as a credible franchisor. We also use our Company-owned stores as test sites for technological innovation and promotions, as well as operational improvements. Additionally, we also use them for training new store managers and operations team members, as well as developing prospective franchisees. While we are primarily a franchised business, we continuously evaluate our mix of U.S. Company-owned and franchised stores. As of December 29, 2024, franchised stores represented approximately 96% of our total store count within our U.S. stores segment.

U.S. Franchise Profile

As of December 29, 2024, our network of 6,722 U.S. franchise stores was owned and operated by 751 independent U.S. franchisees. Our franchise formula enables franchisees to benefit from our brand recognition with a relatively low initial capital investment. As of December 29, 2024, the average U.S. franchisee owned and operated approximately nine stores and had been in our franchise system for over 15 years. Additionally, 22 of our U.S. franchisees operated more than 50 stores (including our largest U.S. franchisee who operated 158 stores) and 223 of our U.S. franchisees each operated one store as of December 29, 2024.

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

U.S. Franchise Agreements

We enter into franchise agreements with U.S. franchisees under which the franchisee is generally granted the right to operate a store in a particular location for a term of ten years, with an ability to renew for an additional term of ten years. We had a franchise agreement renewal rate of approximately 99% in 2024. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchised store. Each franchisee is generally required to pay a 5.5% royalty fee on sales, as well as certain technology fees. In certain instances, we will collect lower rates based on certain incentives.

Our stores in the U.S. generally contribute 6.0% of their sales to fund national marketing and advertising campaigns (subject, in certain instances, to lower rates based on certain incentives and waivers). Contributions by our U.S. franchisees to the Domino’s National Advertising Fund Inc. (“DNAF”), the Company’s consolidated not-for-profit advertising subsidiary, are primarily used to purchase media for advertising, and also to support market research, field communications, public relations, commercial production, talent payments and other activities to promote the Domino’s brand. In addition to the national and market-level advertising contributions, U.S. stores generally spend additional funds on local store marketing activities.

We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee’s failure to adhere to the Company’s franchise agreement, failure to make required payments or failure to adhere to specified Company policies and standards.

International Franchise

During 2024, our international franchise segment accounted for $318.7 million, or 7%, of our consolidated revenues. This segment is comprised of a network of franchised stores in over 90 international markets. As of December 29, 2024, we had 14,352 international franchised stores. The principal sources of revenues from those operations are royalty payments generated by retail sales from franchised stores, as well as certain technology fees.

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

The following table shows our store count as of December 29, 2024 in our ten largest international markets, which accounted for approximately 65% of our international stores as of that date.

Market	Number of stores
India (JUBLFOOD: NS)	2,136
United Kingdom (DOM: L)	1,299
China (1405: HK)	1,011
Mexico (ALSEA: MX)	961
Japan (DMP: ASX)	943
Australia (DMP: ASX)	742
Turkey (JUBLFOOD: NS)	728
Canada	620
South Korea	484
France (DMP: ASX)	462

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

International Master Franchise and Other Agreements

Our international master franchise agreements generally grant the franchisee exclusive rights to develop and sub-franchise stores, and the right to operate supply chain centers in particular geographic areas. Agreements are generally for a term of ten years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time franchise fee as well as an additional franchise fee upon the opening of each new store. The master franchisee is also required to pay a continuing royalty fee as a percentage of sales, which varies among international markets and may also differ based on certain incentives and concessions and averaged approximately 3.0% in 2024. We also have agreements with certain of our international master franchisees with respect to certain technology fees.

Supply Chain

During 2024, our supply chain segment accounted for $2.85 billion, or 60%, of our consolidated revenues. In the U.S., we operate 22 regional dough manufacturing and supply chain centers, two thin crust manufacturing facilities and one vegetable processing center. We also operate five regional dough manufacturing and supply chain centers in Canada. We plan to continue investing in supply chain productivity initiatives in the future. Our supply chain segment leases a fleet of more than 1,000 tractors and trailers. Our centers produce fresh dough and purchase, receive, store and deliver quality food and other complementary items to substantially all of our U.S. stores and most of our Canadian franchised stores. We regularly supply over 7,600 stores with various food and other products.

We believe our franchisees voluntarily choose to obtain food and other products from us because we offer the most efficient, convenient and cost-effective alternative, while also offering both quality and consistency. Our supply chain segment offers profit-sharing arrangements to U.S. and Canadian franchisees who purchase all of their food for their stores from our centers. These profit-sharing arrangements generally offer participating franchisees and Company-owned stores with 50% of the pre-tax profit from our supply chain center operations. We believe these arrangements strengthen our ties to and provide aligned benefits with franchisees.

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

Cheese is our largest food cost. The price we charge to our U.S. franchisees for cheese is formula-based, with the Chicago Mercantile Exchange cheddar block price as the primary component, plus a supply chain markup. As cheese prices fluctuate, our revenues and margin percentages in our supply chain segment also fluctuate; however, actual supply chain dollar margins remain unchanged. We currently purchase our U.S. pizza cheese from a single supplier. Under our December 2024 agreement which expires in December 2029, our U.S. supplier agreed to provide the Company with an uninterrupted supply of cheese and the Company agreed to purchase substantially all of its U.S. pizza cheese from this supplier during the five-year term of the contract. The majority of our meat toppings in the U.S. come from a single supplier under a contract that expires at the end of December 2025. We have the right to terminate these arrangements for quality failures and for certain uncured breaches. We have entered into a multi-year agreement with Coca-Cola®. This contract, renegotiated in December 2023, provides for Coca-Cola to continue to be our exclusive beverage supplier and expires on December 31, 2030 or at such time as a minimum number of cases of Coca-Cola products are purchased by Domino’s, whichever occurs later.

Additionally, in 2024, we transitioned the operations of our equipment and supplies distribution center and entered into a new agreement to allow substantially all our U.S. stores and certain international stores to procure equipment and supplies directly from a third-party supplier. We do not believe this transition will have a material impact on our gross margins or income from operations.

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

Our Strengths

Strong Brand Equity

We are the largest pizza company in the world, and we believe our Domino’s brand is one of the most widely-recognized consumer brands in the world. We are the recognized world leader in pizza delivery, and, in the U.S., we are also the market share leader in carryout. We believe consumers associate our brand with quality, affordable food and with technological innovations and extensive advertising through innovative marketing promotions.

We are the number one pizza company in the U.S. with approximately 23% market share at pizza QSRs, based on consumer spending data for the year ending December 2024. Within the pizza QSR segment, we are number one in delivery with approximately 32% share of delivery dollars, and we are also leading in carryout with approximately 19% share of carryout/drive-thru QSR pizza consumer spending (Source: Circana, CREST). With 7,014 stores located in the U.S., our store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, supply chain strength and marketing investments. We believe our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery. Outside the U.S., we have significant market share positions in many of the markets in which we compete.

Strong and Proven Business Model

Our business model generates U.S. and international franchise royalties and fees, supply chain revenues and retail sales at Company-owned stores. We have developed this model over our many years of operation, and it is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and historically has generated strong demand for new stores. Over the past ten years, estimated average U.S. store profitability in the Domino’s system has increased meaningfully, resulting in higher profitability for our franchise owners. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty and fee payments and through supply chain gross margins.

In the U.S., we have developed a cost-efficient store model, characterized by a delivery and carryout-oriented store design, with moderate capital requirements and a menu of quality, value-oriented and affordable items. At the store level, we believe the simplicity and efficiency of our operations give us significant advantages over our competitors, who, in many cases, also focus on dine-in or have broader menu offerings. At the supply chain level, we believe we provide quality, good value and consistency for our franchise customers while also driving profits for us, which we share with our franchisees under the profit-sharing arrangements described above.

Our menu simplifies and streamlines production and delivery processes and maximizes economies of scale on purchases of our principal food items. In addition, our stores are generally smaller and less expensive to build, furnish and maintain as compared to many other restaurant concepts, and they create a positive experience for our carryout customers. The combination of this efficient store model and strong sales volume has resulted in strong store-level economics and, we believe, makes Domino’s an attractive business opportunity for existing and prospective franchisees around the world. We and our franchisees are continuing to focus on growing our global store count. In recent years, we have focused specifically on increasing our presence in our existing markets to provide better service to our customers, including condensing our delivery areas to provide better delivery service and adding locations that are closer to our carryout customers. We call this approach our “fortressing” strategy.

We believe our store financial returns have led to a strong, well-diversified franchise system. This established franchise system has produced strong cash flows and earnings for us, enabling us to invest in the Domino’s brand, stores, technology and supply chain centers, pay dividends, repurchase and retire shares of our common stock and service our debt obligations.

Technological Innovation

Technological innovation is vital to our brand and our long-term success, and technology is critical to competing in the global pizza and broader QSR industries. In the U.S., Domino’s generated more than 85% of U.S. retail sales in 2024 from digital channels, and our emphasis on technological innovation has allowed us to develop many innovative ordering platforms. In 2024, the Company completed the redesign of its e-commerce platforms and intends to roll them out across the U.S. system in 2025.

Our simple to understand and easy to use Domino’s Rewards® loyalty program provides members reward points for qualifying orders. When rewards members accumulate a certain amount of points, Domino’s Rewards offers loyalty members the opportunity to redeem points for a wide selection of our menu items.

The Domino’s Operating System (“DOM OS”) is the combination of tools, processes and technologies that work together to optimize and orchestrate operations at our stores, including the flow of orders. The foundation of DOM OS is our proprietary point-of-sale system called Domino’s PULSE™. Our Domino’s PULSE system is designed to drive operating efficiencies for our franchisees and our corporate management and assist franchisees in independently managing their business. We believe our integrated technology solutions throughout our system provide us with competitive advantages over other concepts.

Product Innovation

We believe our core hand-tossed pizza recipe has contributed to long-term growth in customer reorder rates, consumer traffic and increased sales in the U.S. This recipe is now in use in other markets around the world. Our more than 60 years of innovation have resulted in numerous new product developments. Product innovation is also present in our global markets, where our master franchisees have the ability to recommend products to suit their local market tastes.

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

Human Capital

As of December 29, 2024, we had approximately 10,700 employees, including approximately 6,500 employees supporting our U.S. Company-owned stores and U.S. franchise operations (our U.S. stores segment), approximately 3,100 employees supporting our U.S. and Canadian supply chain operations (our supply chain segment), approximately 100 employees supporting our international franchise operations (our international franchise segment) and approximately 1,000 corporate employees. Approximately 4,300 of our employees are part-time and approximately 6,400 are full-time equivalent. Our franchisees are independent business owners, so their employees are not our employees and therefore are not included in our employee count. As of December 29, 2024, none of our employees were covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Compensation and Benefits

Exceptional people are the core of our business. We are committed to providing competitive pay and benefits to attract and retain great talent, whether in our U.S. Company-owned stores, in our supply chain centers or in our corporate offices. We enable this by benchmarking and analyzing pay and benefits and we are committed to pay equity for all employees.

Domino’s offers a comprehensive benefits package to eligible team members, including several benefits designed to promote an inclusive workplace like paid parental leaves, adoption support, discounted childcare tuition, and health plans that are available to dependents, spouses and domestic partners and include fertility support. We also offer eligible team members a 401(k) plan, education assistance, access to financial education, a back-up childcare network and access to legal assistance.

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

Talent Development and Recruiting

Having best-in-class talent across the globe is crucial to all aspects of Domino’s business, brand and long-term success. We are focused on attracting, developing and retaining high-performing teams and building an inclusive culture that inspires leadership, encourages innovative thinking and supports the development and advancement of all team members. Domino’s team members are empowered to drive their own success through different resources, training and several development programs.

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

Empowering People Efforts

Our mission, rooted in our values, to ‘feed the power of possible, one pizza at a time,’ starts with our people. Domino’s team members have a passion for innovation and learning, a commitment to our core values and to delivering the joy of pizza worldwide. We believe that fostering a sense of belonging for everyone promotes a culture where anything is possible. That is why we are committed to building an environment that welcomes, seeks to understand and values everyone’s contribution. We are made better together.

Team Member Engagement

Domino’s is committed to fostering an engaged culture in the workplace where people are respected and appreciated, and where team members listen, learn, and support each other. We define team member engagement as the strength of the connection team members feel toward the work they do, their teams and the overall organization. Every year our aim is to proactively and continuously listen to our team members’ sentiment around their work, direct manager, teams, culture, and overall commitment to the brand. Through deep analyses and leader-led listening sessions, we strive to validate our efforts and commit ourselves to making year-over-year improvement as we propel Domino’s to be a workplace of choice.

Business Resource Groups

One of the ways we engage our team members is through our business resource groups (“BRGs”), which are open to all team members regardless of demographics. Our BRGs hold company-wide fireside chats featuring inclusive topics and speakers, provide best practice sharing, and help team members enhance professional skills and nurture meaningful work connections. Our five BRGs serve as trusted advisors to functional business groups while continuing to foster a culture of belonging, inclusion and allyship.

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

We engaged outside experts to measure and quantify our environmental footprint, and identify opportunities to improve. With the help of these experts, we have conducted a materiality assessment, connected with key stakeholders inside and outside the company and developed a baseline report for our carbon, water and land use footprint in the U.S. We have established significant commitments on greenhouse gas emissions and in October 2024 our near-term and net zero targets were approved by the Science-Based Targets initiative (SBTi). We have established a commitment to achieve our near-term targets by 2032 and achieve net zero carbon emissions by 2050. We also continue to highlight important stewardship topics with consumers, including our recent efforts to promote the ability to recycle pizza boxes throughout the U.S. We also launched a fleet of electric vehicles as part of an initiative to solve a business need with a solution that is also good for the planet.

Domino’s also has a long history of caring for the communities we serve. Our national philanthropic partner is St. Jude Children’s Research Hospital®, which is internationally recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national consumer fundraising campaign called St. Jude Thanks and Giving®, the Domino’s system has contributed approximately $143 million to St. Jude since our partnership began in 2004, including raising approximately $18 million in 2024. Included in that effort was Domino’s 10-year, $100 million commitment to raise funds to build the Domino’s Village at St. Jude, a housing complex that accommodates up to 140 patient families during long-term stays at the hospital, which opened in 2023. During 2024, we announced a campaign to raise a cumulative $300 million for St. Jude by 2034, the 30th anniversary of our partnership.

We also support the Domino’s Pizza Partners Foundation (the “Partners Foundation”). Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Primarily funded by team member and franchise contributions, the Partners Foundation is a separate, not-for-profit organization that has disbursed nearly $14 million over the past five years. The Partners Foundation is committed to meeting the needs of Domino’s team members facing crisis situations, such as fire, illness, natural disasters or other personal tragedies.

You can find more information about our initiatives and read our 2024 Corporate Stewardship Report, which includes both Sustainability Accounting Standards Board (SASB) and Global Reporting Initiative (GRI) indexed tables, at stewardship.dominos.com. The information included in our Corporate Stewardship Report is not incorporated by reference herein and should not be considered a part of this document.

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

We are subject to the rules and regulations of the Federal Trade Commission (“FTC”) and various state laws regulating the offer and sale of franchises. The FTC and various state laws require that we furnish a franchise disclosure document containing certain information to prospective franchisees, and a number of states require registration of the franchise disclosure document with state authorities. We are operating under exemptions from registration in several states based on our experience and the net worth of our subsidiary, Domino’s Pizza Franchising LLC. We believe our franchise disclosure document, together with any applicable state versions or supplements, and franchising procedures comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.

Internationally, our franchise stores are subject to national and local laws and regulations that are often similar to those affecting our U.S. stores, including laws and regulations concerning franchises, advertising, labor, health, sanitation and safety. Our international stores are also often subject to tariffs and regulations on imported commodities, equipment and other products, and laws regulating foreign investment. We believe our international disclosure statements, franchise offering documents and franchising procedures comply in all material respects with the laws of the foreign countries in which we have offered franchises.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2024, there were no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in 2025.

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

Item 1A. Risk Factors.

For a business as large and globally diverse as Domino’s, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report and our other filings with the SEC, we believe the most significant risk factors affecting our business include the following:

Business, Operational and Industry Risks

The quick service restaurant (“QSR”) pizza category and the food service and food delivery markets in general are highly competitive and such competition could adversely affect our operating results.

In the U.S., we compete primarily against regional and independent or local companies as well as national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza®. Internationally, we compete primarily with Pizza Hut®, Papa John’s® and country-specific national, regional and independent or local companies. We have and may continue to experience increased competition from existing or new companies in the delivery and carryout pizza categories, in addition to competition from order and delivery aggregators both in the pizza category and more broadly, that may create further pressures to grow our business in order to maintain our market share. Competition for both customers and drivers from these order and delivery aggregators and other food delivery services has substantially increased as order and delivery aggregators have grown in size and scale. Additionally, we face competition from supermarkets and meal kit and food delivery providers, with the improvement of prepared food and meal kit offerings, expansion in meal delivery platforms and services and the trend towards convergence in grocery, deli, retail and restaurant services.

We also compete more broadly with QSRs and other international, national, regional and independent or local restaurants. The overall food service market, food delivery market and the QSR market are intensely competitive with respect to food quality, price, service, image, convenience and concept, and are often affected by changes in:

•
consumer tastes and perceptions;
•
international, national, regional or local economic conditions;
•
marketing, advertising and pricing, including both price increases and discounting, and publicity;
•
disposable purchasing power and demographic trends; and
•
currency fluctuations and geopolitical considerations related to international operations.

We compete within the food service market and the QSR market not only for customers, but also for management and employees, including store team members, drivers and qualified franchisees, as well as suitable real estate sites. We and our franchisees have faced at times a competitive labor market in recent years, which caused us and our franchisees, in certain cases, to make operational changes and delay store openings, which could ultimately impact our growth and competitive position. While the Company saw an increase in sales in certain markets, including within the U.S., at times in recent years, including higher sales related to heightened reliance on delivery and carryout businesses, future sales are not possible to estimate, and it is unclear what future sales will be. Our success is also dependent in large part upon our ability to maintain and enhance the goodwill and reputation of our brand, our customers’ connection to our brand, and a positive relationship with our franchisees and the communities in which we and our franchisees operate.

Our supply chain segment is also subject to competition from outside suppliers. While substantially all U.S. franchisees purchased food and other products from us and our suppliers in 2024, U.S. franchisees are not required to purchase food and other products from us, and they may choose to purchase from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our U.S. supply chain centers, our financial condition, business and results of operations would be adversely affected.

If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for products, reduced margins, loss of management or employees, reduced service levels, disruption in our supply chain, the inability to take advantage of new business opportunities, store closures and the loss of market share, all of which would have an adverse effect on our operating results and could cause our stock price to decline.

If we fail to successfully implement our growth strategy, which includes opening new stores and generating more sales, our ability to increase our revenues and operating profits could be adversely affected.

A significant component of our Hungry for MORE growth strategy includes the opening of new U.S. (both Company-owned as well as franchised stores) and international franchised stores to generate more global retail sales and ultimately increase operating income. We may not be able to execute our strategy to achieve our planned growth targets. We and our franchisees face many challenges in opening new stores, including, among others:

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

The opening of additional franchise stores also depends, in part, upon the availability of suitable prospective franchisees who meet our criteria, the ability of these franchisees to attract and retain qualified personnel and their desire to open new stores and ability to operate those stores effectively. Our failure to add new stores or closures of existing stores would impact global retail sales and adversely affect our ability to increase revenues and operating income. Additionally, our growth strategy and the success of new stores depend in large part on the availability of suitable store sites and leases. We and our franchisees are currently planning to expand our U.S. and international operations in many of the markets where we currently operate and in select new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. In addition, we expect to continue our strategy of building additional stores in markets and regions where we have existing stores, a strategy we refer to as “fortressing,” which may negatively impact sales at existing stores. This strategy could also result in store closures if executed too rapidly, as seen in certain international markets in recent years. Therefore, as we continue to expand, we or our franchisees may not experience the gross margins we expect, our results of operations may be negatively impacted, and our stock price may decline. Our net store growth figures could also be impacted by higher closure rates. Additionally, we have an equity investment in DPC Dash Ltd (“DPC Dash”), as further discussed elsewhere in this report. Through its subsidiaries, DPC Dash serves as the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. These types of investments are inherently risky. If DPC Dash does not succeed or is unable to successfully execute its growth strategy, we could lose some or all of our investment value.

As part of our growth strategy, we may decide to increase or decrease the number of Company-owned stores, either by refranchising existing Company-owned stores or by purchasing existing franchised stores, as we have done in the past. Our failure to successfully execute these transactions could have an adverse effect on our operating results and could cause our stock price to decline.

Another component of our growth strategy also involves our participation on the third-party order aggregator marketplace. This avenue for sales may prove to be unsuccessful and sales may not meet our expectations. Our presence on the order aggregator marketplace also introduces us to additional risks and uncertainties including the risk that orders on this marketplace may not have the same level of store-level profitability as orders through our owned channels. Our operating results and stock price may be adversely affected if we are not successful on order aggregator platforms.

Increases in food, labor and other costs, labor shortages or negative economic conditions could adversely affect our profitability and operating results.

In recent years, there have been and may continue to be significant increases in food costs and labor costs, which have impacted and could further impact our profitability and that of our franchisees and which could impact the opening of new U.S. and international franchised stores, lead to store closures and adversely affect our operating results. Economic conditions, including the inflationary pressures seen in recent years, may also impact the discretionary purchasing power of our customers, especially customers with less disposable income or for whom discretionary spending represents a smaller portion of their disposable income, resulting in decreased demand for our products. Matters having a broad global economic impact may also significantly impact particular costs, such as the impact of geopolitical conflict on our and our international master franchisees’ transportation and energy costs. Health epidemics or pandemics have in the past and may in the future impact macroeconomic conditions, consumer behavior, labor availability and supply chain management, as well as local operations in impacted markets.

Labor shortages and increased turnover rates for our team members and those of our franchisees in recent years have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain team members and could negatively affect our and our franchisees’ ability to efficiently operate our respective businesses and result in a negative impact on service and customer experience.

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

Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors and we have experienced increased volatility in prices for some ingredients in recent years. Cheese, in particular, is a significant cost to us, representing approximately 25% of the food basket purchased by our Company-owned stores.

Additionally, while we strive to engage in a competitive bidding process for our ingredients, because certain of these ingredients, including meat products, may only be available from a limited number of vendors, we may not always be able to do so effectively. Furthermore, if we need to seek new suppliers, including as a result of expiration of existing supply agreements, we may be subject to pricing or other terms less favorable to us than those reflected in our current supply arrangements. Labor costs are largely a function of the minimum wage for a majority of our and our franchisees’ store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. In addition to the increases in labor costs described above, several jurisdictions in which we and our franchisees operate have recently approved minimum wage increases. Federal, state and local proposals that increase minimum wage requirements or mandate other employee matters could, to the extent implemented, materially increase labor and other costs. As more jurisdictions implement minimum wage increases, we expect that labor costs will continue to increase. For example, labor and regulatory compliance costs could be adversely impacted as a result of California Assembly Bill No. 1228 (AB 1228), which raised the minimum wage for employees of restaurants that are part of a national fast food chain effective April 1, 2024. The increased labor costs at franchised restaurants in California could impact their profitability and the desire to open new stores or renew the franchise agreements for existing stores and result in additional price increases, which could impact demand for our products or lead to operational changes. Further, this bill could prompt similar legislation in other states or localities. The advent of legislation aimed at predictive scheduling may impact labor for our stores and our franchisees’ stores. Additionally, while we only have a small number of unionized employees in our international operations, certain employees of other companies in our industry have recently become unionized in the U.S. If a significant portion of our or our franchisees’ employees were to become unionized, our and our franchisees’ labor costs could increase and our business could be negatively affected by other union requirements that increase costs, disrupt our business, reduce flexibility and impact employee culture. Further, our responses to any union organizing efforts could negatively impact how our brand is perceived. Labor costs and food costs, including cheese, generally represent approximately 55% to 65% of the sales at a typical Company-owned store.

Shortages, interruptions or disruptions in the supply or delivery of fresh food products and store equipment could adversely affect our operating results.

We and our franchisees are dependent on frequent deliveries of food products that meet our specifications as well as adequate supply of store equipment. We have single suppliers or a limited number of suppliers for certain of our ingredients, including pizza cheese and meat toppings. While we believe there are adequate reserve quantities and potential alternative suppliers, shortages, interruptions, or disruptions in the supply of food products and store equipment caused by increased demand, capacity constraints, expiration of existing agreements, problems in production or distribution, product recalls, financial or other difficulties of suppliers, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients and equipment. We have in the past experienced disruptions within our supply chain resulting from, among other things, capacity, volume, systems, staffing and operational challenges and may experience such supply chain disruptions again in the future, which could materially and adversely affect our business and operational results. Additionally, the effects of climate change could increase the frequency and duration of weather impacts on our operations and could adversely affect our operating results.

The food service market is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may reduce the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes, international, national, regional and local economic conditions, marketing, advertising, pricing and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as healthier, or consumers shift away from delivery or carryout food, our business and operating results would be harmed. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu and the QSR pizza category may also not grow as quickly as other categories within the food service industry. The preferences of customers also may change as a result of advances in technology or alternative delivery methods or channels as well as geopolitical considerations. If we are not able to respond to these changes, or our competitors respond to these changes more effectively than us, our operating results could be adversely affected.

Reports of product contamination, food-borne illness or food tampering or other events which may impact our reputation may reduce sales and harm our business.

Reports, whether true or not, of product contamination, food-borne illnesses and injuries caused by food tampering have in the past severely injured the reputations and operating results of participants in the QSR market and could in the future as well. These events could occur both at the store and supply chain center levels. If such an event were to occur, we may not be able to respond to it quickly and effectively. The potential for acts of terrorism affecting our global food supply also exists and, if such an event occurs, could have a negative impact on us and could severely hurt sales and profits. In addition, our reputation is an important asset; as a result, anything that damages our reputation could immediately and severely affect our sales and profits. Further, a boycott or other campaign critical of us, whether domestic or international, through social media or otherwise, could negatively impact our brand’s reputation and, consequently, sales. Media reports of product contamination, illnesses and injuries, whether accurate or not, could force some stores to close or otherwise reduce sales at such stores. Moreover, as further described below, social media has dramatically increased the rate at which negative publicity, including as it relates to food-borne illness, can be disseminated before there is any meaningful opportunity to respond to or address an issue. Even reports of food-borne illnesses or food tampering occurring solely at the restaurants of competitors could, by resulting in negative publicity about the restaurant industry in general, adversely affect us on a local, regional, national or international basis. Our international operations expose us to further risk as our master franchisees are responsible for obtaining their own supply of food and equipment, subject to their compliance with our quality standards. A decrease in sales due to these health concerns, any negative publicity or as a result of the closure of any Domino’s stores could adversely affect our results of operations.

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

In the U.S., we operate 22 regional dough manufacturing and supply chain centers, two thin crust manufacturing facilities and one vegetable processing center to our U.S. and certain international stores. We also operate five dough manufacturing and supply chain centers in Canada. We plan to continue investing in supply chain productivity initiatives in the future. Our U.S. dough manufacturing and supply chain centers service all of our Company-owned and substantially all of our U.S. franchise stores. Any prolonged disruption in the operations of any of these facilities, whether due to technical, systems, operational or labor difficulties, destruction or damage to the facility, real estate issues, limited capacity or other reasons, or our failure to successfully increase capacity and open new centers, could adversely affect our business and operating results.

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

Additionally, an increase in tariffs, such as the tariffs announced on February 1, 2025 on imports to the United States from Canada and Mexico, and any similar or retaliatory tariffs or trade policies, could disrupt and increase the costs of our supply chains and those of our master franchisees in relation to certain products that we and they source internationally.

Our earnings and business growth strategy depend on the success of our franchisees, and we may be harmed by actions taken by our franchisees, or employees of our franchisees, which are outside of our control.

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

As of December 29, 2024, we had 751 independent U.S. franchisees operating 6,722 U.S. stores. As of that same date, 22 of these franchisees each owned and operated more than 50 U.S. stores, including our largest U.S. franchisee who owned and operated 158 stores, and the average U.S. franchisee owned and operated approximately nine stores. Our international master franchisees are generally responsible for the development of significantly more stores than our U.S. franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our U.S. operations. As of December 29, 2024, our largest international master franchisee operated 3,741 stores in 12 markets, which accounted for approximately 26% of our total international store count. Our U.S. and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to be unsuccessful, become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

If we were to be unable or fail to recognize, respond to and effectively manage the accelerated impact of social media or become the subject of a boycott, our business could be adversely impacted.

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

We have been routinely named a Leading National Advertiser by Advertising Age and our success depends in part on continued effective advertising. Each Domino’s store located in the U.S. is obligated to contribute 6.0% of its sales to DNAF, which uses such fees for national advertising in addition to contributions for local market-level advertising. We currently anticipate that this 6.0% obligation will remain in place for the foreseeable future, though the actual contribution rate could be lower in certain instances due to certain incentives and waivers. From March 27, 2023 through March 24, 2024, the Company effectuated a temporary reduction of 0.25% to its standard 6.0% advertising contribution. While additional funds for advertising in the past have been provided by us, our franchisees and other third parties, none of these additional funds are legally required. The lack of continued financial support for advertising activities or a limitation on our ability to advertise certain offers could significantly curtail our marketing efforts, which may in turn affect our business and our operating results.

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

While we do not have long-term employment agreements with our executive officers, for all of our executive officers we have non-compete and non-solicitation agreements that extend for 24 months following the termination of such executive officer’s employment. Our success will also continue to depend on our ability to attract and retain qualified personnel to operate our stores, dough manufacturing and supply chain centers, corporate offices and international operations. The loss of these employees or our inability to recruit and retain qualified personnel, including general managers or other store-level team members, or our inability to adequately respond to changes in the labor market, could adversely affect our operating results. Changes we make to our current and future work environments may not meet the needs or expectations of our employees and may be perceived as less favorable compared to other companies’ policies, which could negatively impact our ability to hire and retain qualified personnel.

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

We depend on the performance of suppliers, aggregators and other third parties in our business operations. Third-party business processes we utilize include information technology, gift card authorization and processing, payment processing, benefits, and other accounting and business services. The failure of our suppliers, aggregators and other third parties to maintain adequate controls or comply with our expectations and standards could have a material adverse effect on our business. Our and our franchisees’ operations depend upon our ability and the ability of franchisees, third-party service providers and the service providers of those third parties (as well as franchisees’ third-party service providers and the service providers of those third parties) to protect computer equipment and systems against damage from theft, fire, power loss, telecommunications failure and other catastrophic or unanticipated events, as well as internal and external security incidents, viruses, denial-of-service attacks, phishing attacks, ransomware attacks and other intentional or unintentional disruptions. The rapid evolution and increased adoption of AI technologies amplifies these concerns.

A significant portion of our retail sales depends on the continuing operation of our information technology and communications systems, including DOM OS, our online and mobile ordering platforms and our credit card processing systems. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, a compromise in our security or other unanticipated problems has at times in the past and in the future could result in interruptions to or delays in our and our franchisees’ operations, and some of our systems are not fully redundant. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in service. Increases in remote working could also exacerbate certain risks to our business, including an increased risk of cyber incidents and improper dissemination of personal or confidential information.

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

Because we and our franchisees accept electronic forms of payment from customers including credit cards, our business requires the collection and retention of customer data, including sensitive financial data and other personally identifiable information in various information systems that are maintained by third parties with whom we and our franchisees contract to provide payment processing. A weakness in such third party’s systems or software products (or in the systems or software products in the service providers of those third parties) may provide a mechanism for a cyber threat. In recent years, a significant number of companies have experienced data breaches in which customer information was stolen through vendor access channels. Cyber-attacks and data breaches at a payment processing contractor could compromise confidential information or adversely affect our ability to deliver products and services to our customers. There is also a potential heightened risk of cyber security incidents as a result of geopolitical events outside of our control. These problems could negatively affect our results of operations, and remediation could result in significant, unplanned capital investments.

We also maintain important internal Company data, such as personally identifiable information about our employees and franchisees and information relating to our operations. In addition, more than 85% of our U.S. retail sales in 2024 were derived from digital channels, primarily through our online ordering website and mobile applications, where customers enter personally identifiable information that we retain. Our use and retention of personally identifiable information is regulated by foreign, federal and state laws and regulations, as well as by certain third-party agreements. For example, the State of California has adopted the California Privacy Rights Act of 2020, an amendment to the California Consumer Privacy Act, and several other states have adopted similar comprehensive data protection laws, which may require companies to change their practices for handling of personal data, including allowing consumers to request that we delete certain personal data. In addition, the State of New York promulgated the New York SHIELD Act, like laws in several other states, which imposes obligations on businesses to implement physical, administrative and technical security measures to protect personal data. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we are in compliance with those laws and regulations, and our current and future planned uses of personal and other data may be adversely affected by future adopted privacy and information security laws, regulations and rulings. If our security and information systems are compromised or if we, our employees or franchisees fail to comply with these laws, regulations or contract terms, or to successfully implement processes related to requirements, laws and regulations governing cyber incidents, it could require us to notify customers, employees or other groups. This could result in adverse publicity, loss of sales and cash flows, increased fees payable to third parties and fines, penalties or remediation and other costs that could adversely affect our reputation, business and results of operations. Any other material disruption or other adverse event affecting one or more of our digital ordering platforms, including, for instance, power loss, technological or systems failures, user error or cyber-attacks, could similarly result in adverse publicity, loss of sales and cash flows and other costs, which could in turn materially and adversely affect our reputation, business and results of operations.

We cannot predict the impact that new or improved technologies, alternative methods of delivery or changes in consumer or employee behavior facilitated by these technologies and alternative methods of delivery will have on our business.

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

We may incorporate traditional and generative AI solutions into our business, and these solutions may become important in our operations over time. The use of these AI solutions may expose us to additional risks and expenses, including, for example, if we were to incorporate AI technologies which we become dependent on or fail to adopt AI in a timely or effective manner.

In addition, our competitors, some of whom have greater resources than we do, may be able to benefit more from changes in technologies or consumer acceptance of alternative methods of delivery. There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery, or to effectively adjust our product mix, service offerings, and marketing and merchandising initiatives for products and services that address, and anticipate advances in, technology and market trends. Alternative methods of delivery may also impact the potential labor pool from which we recruit our delivery drivers and could reduce the available supply of labor. If we are not able to successfully respond to these challenges, our business could be materially and adversely affected.

We are subject to a variety of additional risks associated with our franchise system and franchisees.

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
•
those relating to franchisees that are operating entities, which generally are not limited-purpose entities, including business, operational, credit, financial and other risks in addition to risks related to unions;
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
•
litigation involving franchisees, including litigation involving us or litigation involving a third-party directed at a franchisee, which could impede the ability of a defendant-franchisee to make its royalty payments and divert our resources regardless of whether the allegations in such litigation are valid or whether we are liable; and
•
those relating to the reliance of a franchised store business on its franchisees, both domestic and international, and the nature of franchisees in general, including the successful operations and retention of franchisees (especially including our top-performing franchisees) in the future or our ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber in the future as well as our ability to maintain a positive and constructive relationship with our franchisees.

Our current insurance coverage may not be adequate, insurance premiums for such coverage may increase and we may not be able to obtain insurance at acceptable rates, or at all.

For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned automobile liabilities. We are generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and up to $2.0 million per occurrence under these retention programs for general liability, depending on policy year and line of coverage. We are generally responsible for between $500,000 and $5.5 million per occurrence under these retention programs for owned and non-owned automobile liabilities, depending on policy year and line of coverage. Total insurance limits under these retention programs vary depending upon the period covered and range up to $112.5 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation. These insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future our insurance premiums may increase, and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Environmental, social and governance matters may impact our business and reputation.

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance. Major institutional investors have publicly emphasized the importance of such ESG matters to their investment decisions. We have established significant commitments on greenhouse gas emissions and in October 2024 our near-term and net zero targets were approved by the Science Based Targets initiative (SBTi). We have established a commitment to achieve our near-term targets by 2032 and achieve net zero carbon emissions by 2050. Execution of these strategies and achievement of these goals are subject to risks and uncertainties, many of which are outside of our control and may prove to be more costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to execute our strategies and achieve our goals within the currently projected costs and the expected timeframes; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments; the success of our collaboration with franchisees and other third parties; and the actions of competitors and competitive pressures. There is no assurance that we will be able to successfully execute our strategies and achieve our goals. Failure to achieve our goals could damage our reputation and customer, investor and other stakeholder relationships and have an adverse effect on our business, results of operations and financial condition, as well as on our stock price. There also has been increased political focus, including by U.S. and foreign governmental authorities, on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water usage; there has also been pushback to certain ESG initiatives in recent years which could also have an adverse effect in the event we were to become a target of pushback or subject to additional regulatory measures. Legislative, regulatory or other efforts to combat climate change or other ESG concerns could also result in new or more stringent forms of oversight and expanding mandatory and voluntary reporting, diligence and disclosure, which could increase costs, bring additional focus and further impact our business, results of operations and financial condition. Any failure or perceived failure by us to manage ESG issues successfully could have a material adverse effect on our reputation and on our business, results of operations, financial condition or stock price.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We have a substantial amount of indebtedness. As of December 29, 2024, our consolidated total indebtedness was approximately $4.98 billion. We may also incur additional debt, which would not be prohibited under the terms of our current securitized debt agreements. Our substantial indebtedness could have important consequences for our business and our shareholders. For example, it could:

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

Further, our 2021 and 2022 Variable Funding Notes bear interest at fluctuating interest rates that in certain circumstances is based on a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”). There can be no assurance that the Federal Reserve Bank of New York (the “New York Fed”) will continue the publication of Term SOFR, and if the New York Fed discontinues the publication of Term SOFR, interest payments on our 2021 Variable Funding Notes and 2022 Variable Funding Notes would need to be calculated using a different index, or alter the manner in which Term SOFR is calculated. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our variable funding notes in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to affect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

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
sell assets and incur liens;
•
alter the business we conduct and engage in mergers, acquisitions and other business combinations;
•
incur, assume or permit to exist additional indebtedness or guarantees and make loans and investments;
•
declare dividends or redeem or repurchase capital stock; and
•
enter into transactions with affiliates.

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

During the term following issuance, the outstanding senior notes will accrue interest in accordance with the terms of the debt agreements. Additionally, our senior notes have original scheduled principal payments of $1.18 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $817.9 million in 2028, $631.0 million in 2029, $10.0 million in 2030 and $912.5 million in 2031.

In accordance with our debt agreements, the payment of principal on the outstanding senior notes may be suspended if the Holdco Leverage Ratio for the Company is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing our securitized debt, and no catch-up provisions are applicable.

If we are unable to refinance or repay amounts under the securitized debt prior to the expiration of the term, our cash flow would be directed to the repayment of the securitized debt which would become due and payable on an accelerated schedule, and, other than technology fees and a weekly management fee sufficient to cover certain general and administrative expenses, would not be available for operating our business. No assurance can be given that any refinancing or additional financing will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control. There can be no assurance that market conditions will be favorable at the times that we require new or additional financing. The indenture governing the securitized debt will restrict the cash flow from the entities subject to the securitization to any of our other entities and upon the occurrence of certain events, cash flow would be further restricted. In the event that a rapid amortization event occurs under the indenture (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of its term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

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

In addition, class action lawsuits have been filed, and may continue to be filed, against various QSRs alleging, among other things, that QSRs have failed to disclose the health risks associated with certain foods and that QSR marketing practices have encouraged obesity. State attorney general offices or other regulators have initiated and may in the future initiate investigations or enforcement actions against us. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity resulting from such allegations may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable, and could result in a substantial settlement, fine, penalty or judgment against us. Further, we may be subject to employee, franchisee and other claims in the future based on claims of, among other things, discrimination, harassment, working and safety conditions, wrongful termination and wage, expense reimbursement, rest break and meal break issues, including claims relating to minimum wage and overtime compensation. We and our international master franchisees have been and continue to be subject to these types of claims. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims or if we receive significant negative publicity, our business, financial condition and operating results could be harmed.

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

It is uncertain how the policy priorities and initiatives of the new administration may impact the federal laws and regulations to which we are subject, and we are not able to predict the impact such changes may have on our business.

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

We and our franchisees face various regulatory and legislative efforts to enforce employment laws, such as efforts to categorize franchisors as the co-employers or joint employers of their franchisees’ employees or to aggregate individual franchised businesses and classify them as large employers for minimum wage or other employment-related purposes. In October 2023, the National Labor Relations Board (“NLRB”) adopted a final rule with a new and broader standard grounded in common law agency principles for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act (the “NLRA”). While the NLRB’s final rule was vacated in April 2024, returning the law to the NLRB’s prior rule that entities can be considered joint employers if they process and actually exercise “substantial direct and immediate control,” if a broader rule is ultimately enacted or adopted by the NLRB or other government agencies and/or applied generally to franchise relationships, it could cause us to be liable or held responsible for unfair labor practices and other violations of our franchisees and subject us to other liabilities, and require us to conduct collective bargaining negotiations regarding employees of totally separate, independent employers, most notably our franchisees. In such event, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability. Additionally, based upon the outcome and application of recent legal proceedings in federal court in California involving the California wage and hour laws in another franchise system, franchisors may be subject to claims that their franchisees should be treated as employees and not as independent contractors under the wage and hour laws of that state and, potentially, certain other states and localities with similar wage and hour laws. The California legislature has enacted a statute known as Assembly Bill 5 (AB-5), which went into effect on January 1, 2020. AB-5 requires “gig economy” workers to be reclassified as employees instead of independent contractors. However, depending upon the application of AB-5, franchisors in certain industries could be deemed to be covered by the statute, in which event certain franchisees could be deemed employees of the franchisors. While active efforts to narrow the reach of AB-5 continue, a bill (SB 967), which was introduced specifically to exempt the relationship between a franchisor and franchisee from the scope of AB-5, was not successful in the legislature.

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

We and our franchisees are subject to the Fair Labor Standards Act of 1938, as amended (the “FLSA”), which, along with the Family and Medical Leave Act, governs such matters as minimum wage and overtime requirements and other working conditions and various family leave mandates, as well as a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We and our franchisees have experienced and expect further increases in payroll expenses as a result of government-mandated increases in the minimum wage, some specific to employees of national fast-food chains, which may be material, including as a result of California’s AB 1228. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for Domino’s and franchisees’ stores in a particular area or across the United States. In addition, third-party suppliers may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to us. Such increased expenses may cause our franchisees to exit the business or cause us to reduce the number of Company-owned stores, or otherwise adversely affect the amount of royalty payments and license fees we receive. On January 12, 2020, the U.S. Department of Labor announced a final rule to update and clarify the definition of joint employer under the FLSA. Under the final rule, the general test for assessing whether a party can be deemed a joint employer would be based upon whether that party (i) hires or fires the employee; (ii) supervises and controls the employee’s work schedule or conditions of employment; (iii) determines the employee’s rate and method of payment; and (iv) maintains the employee’s employment records. In the final rule, the Department of Labor describes instances in which joint employment would not be more or less likely to be found to exist under the FLSA, which, according to the Department of Labor, includes the relationships that exist under the typical franchise business model. This rule may reduce a franchisor’s risk of liability that currently exists under the joint employer standard now in effect under the FLSA (though ultimately, the facts specific to the franchisor-franchisee model at issue would be considered when determining liability). On July 29, 2021, the Department of Labor issued a final rule rescinding the 2020 rule. The Department of Labor may revert to the more expansive interpretation of joint employer that existed prior to the adoption of the 2020 rule and/or interpretations that could result in franchisors being held liable or responsible for FLSA violations by their franchisees. The rules of the Department of Labor are separate from the joint employer standard under the NLRA or, as described above, potential liability as a joint employer under the NLRA.

Laws targeting hidden fees and how businesses may advertise and/or market prices to consumers have been enacted in jurisdictions that include California and Minnesota, and these laws could impact our advertising, including advertising for our national offers. To the extent our advertising is negatively impacted, our business could be adversely affected.

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

We may also become subject to legislation or regulation seeking to tax and/or regulate certain foods deemed to be “unhealthy,” and our capital expenditures could increase due to remediation and compliance measures related to any such laws or regulations.

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

Exchange rate fluctuations could have an adverse effect on our results of operations, and we have in the past experienced significant adverse changes in foreign currency rates. International franchise royalties and fees represented approximately 6.8%, 6.9% and 6.5% of our total revenues in 2024, 2023 and 2022, respectively, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. Sales made by franchised stores outside the U.S. are denominated in the currency of the country in which the store is located, and this currency could become less valuable in U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the U.S. or lower profitability to our franchisees outside the U.S., or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in our international markets would have resulted in a negative impact on international royalty revenues of approximately $28.2 million in 2024.

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
•
our performance versus expectations of securities analysts or investors or against our guidance metrics;
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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Governance

The Company’s entire Board of Directors is engaged in risk management oversight, including the oversight of risks from cybersecurity threats. The Audit Committee assists the Board of Directors in its oversight of Domino’s company-wide risk management and the process established to identify, assess, measure, monitor and manage risks, including major information security and cybersecurity risks, with input from the Company’s internal committee dedicated to assessing and managing enterprise risk comprised of Company executives in addition to other senior leaders within the Company (the “Enterprise Risk Committee”).

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

Cybersecurity Risk Management and Strategy

Cybersecurity is a key component of the Company’s overall risk management system, and the Company believes it has implemented robust processes that are designed to effectively manage risks from cybersecurity threats. In addition to maintaining insurance coverage to address cyber incidents, the Company has also implemented processes, procedures and controls to help mitigate these risks. Domino’s cybersecurity program is embedded into the Company’s enterprise risk management framework from both a resource allocation and strategic initiative perspective and is supported by an extensive catalog of layered security controls that are designed to prevent and detect internal and external security threats and safeguard privacy and personal data of customers, team members, franchisees and other business partners. Domino’s maintains this comprehensive information security program with a dedicated team that is responsible for directing, coordinating, planning and organizing information security activities throughout the Company and is led by the Company’s CISO.

The Company leverages a combination of the National Institute of Standards and Technology (NIST) Cybersecurity Framework and the Center for Internet Security (CIS) Critical Security Controls as the scale against which to assess its information security program and invest in its ability to proactively defend against security risks within its environment. Domino’s conducts annual risk assessments, both internally and through the use of third parties, to evaluate the effectiveness of its security controls and identify new threats and vulnerabilities and appropriate controls to mitigate risks and supplements these regular assessments with ongoing monitoring. Additionally, Domino’s participates in ongoing and periodic assessments of its external platform and applications to include running a responsible disclosure program to ensure that vulnerabilities that are discovered can be reported and appropriately remediated. Domino’s has been certified as compliant with the Payment Card Industry Data Security Standard (“PCI DSS”) standards and has several dedicated teams of specialists within its information security department that routinely conduct internal and external vulnerability and penetration assessments in accordance with both PCI DSS and industry accepted practices. This team keeps the Company’s management informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents and leads the Company’s processes to oversee and identify risks from cybersecurity threats associated with the Company’s use of its third-party service providers. The Company additionally has established and maintains a dedicated Security Operations Center (SOC) team that is responsible for quickly identifying and treating events that could pose risk to its technology environments and that has a documented incident response plan in place, which is periodically tested, reviewed and updated as appropriate. The Company trains its team members through annual cybersecurity awareness training, phishing simulations and periodic communications about timely cybersecurity topics and threats.

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

Item 4A. Executive Officers of the Registrant.

The listing of executive officers of the Company is set forth under Part III, Item 10. Directors, Executive Officers and Corporate Governance, which is incorporated herein by reference.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 17, 2025, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 34,296,712 were issued and outstanding. As of February 17, 2025, there were 1,458 registered holders of record of Domino’s Pizza, Inc.’s common stock. Beginning on January 2, 2025, Domino’s Pizza, Inc.’s common stock is traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “DPZ” following our voluntary withdrawal from listing on the New York Stock Exchange (“NYSE”) after market close on December 31, 2024.

Our Board of Directors declared a quarterly dividend of $1.74 per common share on February 19, 2025 payable on March 28, 2025 to shareholders of record at the close of business on March 14, 2025.

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

On February 21, 2024, our Board of Directors authorized an additional share repurchase program to repurchase up to $1.0 billion of our common stock, in addition to the $141.3 million that was previously remaining under our Board of Directors’ previous July 20, 2021 authorization for a total authorization of $1.14 billion for future share repurchases as of that date. As of December 29, 2024, we had $814.3 million remaining under this authorization for repurchases of shares of our common stock. Any future purchases of our common stock would be funded by current cash amounts, available borrowings or future excess cash flow. The following table summarizes our repurchase activity during the fourth quarter ended December 29, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
Period #10 (September 9, 2024 to October 6, 2024)	1,178	$428.84	—	$926,333
Period #11 (October 7, 2024 to November 3, 2024)	104,843	419.70	103,661	882,824
Period #12 (November 4, 2024 to December 1, 2024)	127,894	438.74	127,894	826,712
Period #13 (December 2, 2024 to December 29, 2024)	28,353	458.34	27,013	814,337
Total	262,268	$433.20	258,568	$814,337

(1)
3,700 shares were purchased as part of the Company’s employee stock purchase discount plan. During the fourth quarter, the shares were purchased at an average price of $437.79.

(2)
Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

The following comparative stock performance line graph compares the cumulative shareholder return of the common stock of Domino’s Pizza, Inc. (Nasdaq: DPZ) for the five-year period between December 27, 2019 and December 29, 2024, with the cumulative total return of (i) the Standard & Poor’s 500 Index (the “S&P 500”) and (ii) the Company’s peer group, the Standard & Poor’s Composite 1500 Restaurant Index (the “S&P 1500 Restaurant Index”). The cumulative total return computations set forth in the performance graph assume the investment of $100 in each of the Company’s common stock, the S&P 500 and the S&P 1500 Restaurant Index on December 27, 2019.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter.

In this section, we discuss the results of our operations for the fiscal year ended December 29, 2024 compared to the fiscal year ended December 31, 2023. For a discussion of the fiscal year ended December 31, 2023 compared to the fiscal year ended January 1, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Description of the Business

Domino’s is the largest pizza company in the world with more than 21,300 locations in over 90 markets around the world as of December 29, 2024, and operates two distinct service models within its stores, with a significant business in both delivery and carryout. We are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores through both the delivery and carryout service models. We have been selling quality, affordable food to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. Over more than 60 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.

We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of December 29, 2024. Franchising enables an individual to be a business owner and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

Domino’s business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. We also have a global agreement with Uber Technologies, Inc. to allow customers to order Domino’s products through their marketplace. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties and fees to our franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s® brand marks. We also generate revenues and earnings by selling food and other products to franchisees through our supply chain operations primarily in the U.S. and Canada and by operating a number of Company-owned stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling food and equipment to those sub-franchisees, as well as by running pizza stores. We believe that everyone in the system can benefit from the franchise model, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.

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

Domino’s financial results are driven largely by retail sales at our franchised and Company-owned stores. Changes in retail sales are primarily driven by same store sales growth and net store growth. We actively monitor both of these metrics, as they directly impact our revenues and profits, and we strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees, as well as Company-owned store and supply chain revenues.

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

We have not made any significant changes in the methodology used to project the future market cash flows of Company-owned stores during the years presented. Same store sales fluctuations and the rates at which operating costs will fluctuate in the future are key factors in determining projected cash flows used to evaluate recoverability of the related assets. If our same store sales significantly decline or if operating costs increase and we are unable to recover these costs, the carrying value of our Company-owned stores, by market, may not be recoverable and we may be required to recognize an impairment charge. There were no triggering events in 2024, 2023 or 2022, and accordingly, we did not record any impairment losses on long-lived assets in 2024, 2023 and 2022.

Casualty insurance reserves

For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned automobile liabilities. We are generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and up to $2.0 million per occurrence under these retention programs for general liability, depending on policy year and line of coverage. We are generally responsible for up to between $500,000 and $5.5 million per occurrence under these retention programs for owned and non-owned automobile liabilities, depending on policy year and line of coverage. The related insurance reserves are based on undiscounted independent actuarial estimates, which are based on historical information along with assumptions about future events. There is inherent uncertainty in the ultimate cost for known claims under our insurance coverages, and for incidents that have occurred that will be subject to a claim, but have yet to be reported to us. Analyses of historical trends and actuarial valuation methods are utilized to estimate the ultimate claim costs for claims incurred as of the balance sheet date and for claims incurred but not yet reported. When estimating these liabilities, several factors are considered, including the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.

Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed, and actuarial methods used to determine our casualty insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our casualty insurance liability at December 29, 2024 would have affected our income before provision for income taxes by approximately $5.1 million in 2024. We had accruals for casualty insurance reserves of $50.7 million and $56.3 million at December 29, 2024 and December 31, 2023, respectively.

Income taxes

The U.S. Federal statutory income tax rate was 21% in each of 2024, 2023 and 2022. Our Federal income tax provision calculated based on the Federal statutory rate was $151.7 million, $137.0 million and $120.3 million in 2024, 2023 and 2022, respectively.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We measure deferred taxes using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes, related reserves and deferred taxes. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. On an ongoing basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. Our accounting for deferred taxes represents our best estimate of future events. Except with respect to certain foreign tax credits and interest deductibility in separately filed states, our deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. As of December 29, 2024 and December 31, 2023, we had total foreign tax credits of $21.0 million and $16.8 million, respectively, each of which were fully offset with a corresponding valuation allowance. We also had valuation allowances related to interest deductibility in separately filed states of $1.4 million and $1.4 million as of December 29, 2024 and December 31, 2023, respectively. We believe our remaining deferred tax assets will be realized. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operations.

Fiscal 2024 Highlights

•
MORE Sales: Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 5.9% as compared to 2023. U.S. retail sales increased 5.3% and international retail sales, excluding foreign currency impact, increased 6.5%, as compared to 2023. Same store sales increased 3.2% in our U.S. stores and increased 1.6% in our international stores (excluding foreign currency impact).
•
MORE Stores: Global net store growth of 775 stores, including 160 net store openings in the U.S. and 615 net store openings internationally.
•
MORE Profits: Income from operations increased 7.3%.

Excluding the negative impact of foreign currency, Domino’s experienced global retail sales growth during 2024, driven by same store sales growth and net store growth in both our U.S. and international businesses. These factors, as well as gross margin dollar improvement within supply chain driven primarily by procurement productivity, also contributed to an increase in income from operations. Overall, we believe our global retail sales growth, excluding foreign currency impact, marketing initiatives, operations and emphasis on technology have combined to strengthen our brand. These financial and statistical measures are described in additional detail below.

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

	2024	2023	2022
U.S. stores	$9,500.1	$9,026.1	$8,751.7
International stores	9,624.1	9,249.7	8,788.2
Total	$19,124.2	$18,275.8	$17,539.9

Global Retail Sales Growth, Excluding Foreign Currency Impact

Global retail sales growth, excluding foreign currency impact is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Global retail sales growth, excluding foreign currency impact, is calculated as the change of international local currency global retail sales against the comparable period of the prior year. Changes in global retail sales growth, excluding foreign currency impact are primarily driven by same store sales growth and net store growth.

	2024	2023	2022
U.S. stores	+ 5.3%	+ 3.1%	+ 1.3%
International stores (excluding foreign currency impact) (1)	+ 6.5%	+ 7.7%	+ 6.3%
Total (excluding foreign currency impact) (2)	+ 5.9%	+ 5.4%	+ 3.9%

(1)	2024 fiscal year figure excludes the impact of the Russia market. Including the impact of the Russia market, international stores retail sales growth, excluding foreign currency impact, was 6.1%.
(2)	2024 fiscal year figure excludes the impact of the Russia market. Including the impact of the Russia market, total global retail sales growth, excluding foreign currency impact, was 5.7%.

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

	2024	2023	2022
U.S. Company-owned stores	+ 3.5%	+ 5.4%	(2.6)%
U.S. franchise stores	+ 3.2%	+ 1.4%	(0.7)%
U.S. stores	+ 3.2%	+ 1.6%	(0.8)%
International stores (excluding foreign currency impact)	+ 1.6%	+ 1.7%	+ 0.1%

U.S. same store sales increased 3.2% during 2024, rolling over an increase in U.S. same store sales of 1.6% in 2023. The increase in U.S. same store sales was primarily driven by higher orders resulting from our Domino’s Rewards loyalty program and other national offers, as well as from Uber’s order aggregation marketplace. International same store sales (excluding foreign currency impact) increased 1.6% during 2024, rolling over an increase in international same store sales (excluding foreign currency impact) of 1.7% in 2023. The increase in international same store sales was attributable to higher customer transaction counts, as well as a slightly higher average ticket per transaction.

Net Store Growth

Net store growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Net store growth is calculated by netting gross store openings with gross store closures during the period. Transfers between Company-owned stores and franchised stores are excluded from the calculation of net store growth.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at January 2, 2022	375	6,185	6,560	12,288	18,848
Openings	5	136	141	1,135	1,276
Closings	(3)	(12)	(15)	(229)	(244)
Transfers	(91)	91	—	—	—
Store count at January 1, 2023	286	6,400	6,686	13,194	19,880
Openings	4	174	178	892	1,070
Closings	(1)	(9)	(10)	(349)	(359)
Transfers	(1)	1	—	—	—
Store count at December 31, 2023	288	6,566	6,854	13,737	20,591
Openings	7	159	166	868	1,034
Closings	(1)	(5)	(6)	(253)	(259)
Transfers	(2)	2	—	—	—
Store count at December 29, 2024	292	6,722	7,014	14,352	21,366
Fiscal 2024 net store growth	6	154	160	615	775

Russia Market

On August 21, 2023, our master franchisee that owned and operated Domino’s Pizza® stores in Russia announced its intent to file for bankruptcy with respect to the stores in that market. Therefore, as of August 21, 2023, we have considered the stores in the Russia market to be closed and they are excluded from our ending store count as of the end of the third quarter of 2023. We have presented our statistical measure of global retail sales growth, excluding foreign currency impact for fiscal 2024 excluding the retail sales from the Russia market from the 2023 retail sales base. We believe the impact of the Russia market on our statistical measure of global retail sales growth, excluding foreign currency impact for the other periods presented was immaterial. We believe the impact of the Russia market on our statistical measure of same store sales growth for the periods presented was immaterial, and we also believe the impact of the Russia market on our consolidated statements of income related to international franchise royalties and fee revenues and general and administrative expenses for the periods presented was immaterial. We have not received any royalties and fees from the operations of the Russia market subsequent to the Russian invasion of Ukraine in February 2022.

Income Statement Data

(tabular amounts in millions, except percentages)

	2024		2023		2022
Revenues:
U.S. Company-owned stores	$393.9		$376.2		$445.8
U.S. franchise royalties and fees	638.2		604.9		556.3
Supply chain	2,845.8		2,715.0		2,754.7
International franchise royalties and fees	318.7		310.1		295.0
U.S. franchise advertising	509.9		473.2		485.3
Total revenues	4,706.4	100.0%	4,479.4	100.0%	4,537.2	100.0%
Cost of sales:
U.S. Company-owned stores	328.0		314.7		378.0
Supply chain	2,529.9		2,437.3		2,510.5
Total cost of sales	2,857.9	60.7%	2,751.9	61.4%	2,888.6	63.7%
Gross margin	1,848.5	39.3%	1,727.4	38.6%	1,648.6	36.3%
General and administrative	459.5	9.8%	434.6	9.7%	416.5	9.2%
U.S. franchise advertising	509.9	10.8%	473.2	10.6%	485.3	10.7%
Refranchising loss (gain)	0.2	0.0%	0.1	0.0%	(21.2)	(0.5)%
Income from operations	879.0	18.7%	819.5	18.3%	767.9	16.9%
Other income	22.1	0.5%	17.7	0.4%	—	0.0%
Interest expense, net	(178.8)	(3.9)%	(184.8)	(4.1)%	(195.1)	(4.3)%
Income before provision for income taxes	722.2	15.3%	652.4	14.6%	572.8	12.6%
Provision for income taxes	138.0	2.9%	133.3	3.0%	120.6	2.6%
Net income	$584.2	12.4%	$519.1	11.6%	$452.3	10.0%

2024 compared to 2023

(tabular amounts in millions, except percentages)

Revenues

	2024		2023
U.S. Company-owned stores	$393.9	8.4%	$376.2	8.4%
U.S. franchise royalties and fees	638.2	13.6%	604.9	13.5%
Supply chain	2,845.8	60.4%	2,715.0	60.6%
International franchise royalties and fees	318.7	6.8%	310.1	6.9%
U.S. franchise advertising	509.9	10.8%	473.2	10.6%
Total revenues	$4,706.4	100.0%	$4,479.4	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties and fees and advertising contributions from our U.S. franchised stores, royalties and fees from our international franchised stores and sales of food and other products from our supply chain centers to substantially all of our U.S. franchised stores and certain international franchised stores. Company-owned store and franchised store revenues may vary from period to period due to changes in store count mix. Supply chain revenues may vary significantly from period to period as a result of fluctuations in commodity prices as well as the mix of products we sell.

Consolidated revenues increased $227.1 million, or 5.1%, in 2024 due primarily to higher supply chain revenues, higher global franchise royalties and fees and higher advertising revenues. The increase in supply chain revenues was primarily attributable to higher order volumes, as well as an increase in the Company’s food basket pricing to stores. Global franchise royalties and fees increased primarily as a result of higher same store sales and net store growth, and U.S. franchise advertising revenues increased primarily as a result of the increase in the advertising contribution rate, higher same store sales and net store growth. These changes in revenues are described in more detail below.

U.S. Stores

	2024		2023
U.S. Company-owned stores	$393.9	25.5%	$376.2	25.9%
U.S. franchise royalties and fees	638.2	41.4%	604.9	41.6%
U.S. franchise advertising	509.9	33.1%	473.2	32.5%
Total U.S. stores revenues	$1,541.9	100.0%	$1,454.3	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations increased $17.7 million, or 4.7%, in 2024 primarily due to higher same store sales and net store growth.

U.S. Company-owned same store sales increased 3.5% in 2024 and increased 5.4% in 2023.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $33.3 million, or 5.5%, in 2024 primarily due to higher same store sales and net store growth. Additionally, U.S. franchise royalties and fees benefited from an increase in digital transactions which resulted in an increase in fees paid by our franchisees for the use of our technology platforms, but this increase was partially offset by a net $0.04 decrease in the digital per transaction technology fee to $0.355 effectuated as of March 25, 2024.

U.S. franchise same store sales increased 3.2% in 2024 and increased 1.4% in 2023.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising increased $36.7 million, or 7.7%, in 2024 primarily due to higher same store sales and net store growth, as well as the return to the standard 6.0% advertising contribution rate at the beginning of the second quarter of 2024 following the end of the temporary reduction to 5.75% which began in the second quarter of 2023.

Supply Chain

Supply chain revenues increased $130.8 million, or 4.8%, in 2024 due primarily to higher order volumes, as well as an increase in our food basket pricing to stores. These increases were partially offset by a shift in the relative mix of products we sell, as well as the transition of our equipment and supplies business to a third-party supplier. Our food basket pricing to stores increased 1.4% during 2024, which resulted in an estimated $34 million increase in supply chain revenues. The food basket pricing change, a statistical measure utilized by management, is calculated as the percentage change of the food basket (including both food and cardboard products) purchased by an average U.S. store (based on average weekly unit sales) from our U.S. supply chain centers against the comparable period of the prior year. We believe this measure is important to understanding Company performance because as our food basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees increased $8.6 million, or 2.8%, in 2024 due primarily to net store growth and same store sales growth (excluding foreign currency impact), but this increase was partially offset by the negative impact of changes in foreign currency exchange rates of approximately $5.8 million in 2024. The impact of changes in foreign currency exchange rates on international franchise royalty revenues, a statistical measure utilized by management, is calculated as the difference in international franchise royalty revenues resulting from translating current year local currency results to U.S. dollars at current year exchange rates as compared to prior year exchange rates. We believe this measure is important to understanding Company performance given the significant variability in international franchise royalty revenues that can be driven by changes in foreign currency exchange rates.

International franchise same store sales, excluding the impact of changes in foreign currency exchange rates, increased 1.6% in 2024 and increased 1.7% in 2023.

Cost of Sales / Gross Margin

	2024		2023
Total revenues	$4,706.4	100.0%	$4,479.4	100.0%
Total cost of sales	2,857.9	60.7%	2,751.9	61.4%
Gross margin	$1,848.5	39.3%	$1,727.4	38.6%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food and labor costs, as well as other costs including delivery, occupancy costs (including rent, telephone, utilities and depreciation) and insurance expense. Consolidated gross margin (which we define as revenues less cost of sales) increased $121.1 million, or 7.0%, in 2024 due primarily to higher global franchise revenues, as well as gross margin dollar growth within supply chain, discussed below. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. We generally update our supply chain gross margin structure on an annual basis. However, as food basket prices fluctuate, revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate, and further, cost of sales, gross margins and gross margin percentages for our U.S. Company-owned stores also fluctuate.

As a percentage of revenues, the consolidated gross margin increased 0.7 percentage points to 39.3% in 2024 from 38.6% in 2023. U.S. Company-owned store gross margin increased 0.3 percentage points in 2024, and supply chain gross margin increased 0.9 percentage points in 2024. Changes in the significant components of gross margin are described in more detail below.

U.S. Company-Owned Stores Gross Margin

	2024		2023
Revenues	$393.9	100.0%	$376.2	100.0%
Cost of sales	328.0	83.3%	314.7	83.6%
Store gross margin	$65.9	16.7%	$61.5	16.4%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) increased $4.4 million, or 7.2%, in 2024. As a percentage of store revenues, U.S. Company-owned store gross margin increased 0.3 percentage points in 2024. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs decreased 0.1 percentage points to 29.0% in 2024.

•
Labor costs decreased 0.3 percentage points to 31.3% in 2024 due to labor cost improvements as a result of store level productivity and sales leverage driven by higher order counts. These improvements in labor cost were partially offset by higher wage rates in our U.S. Company-owned stores.

Supply Chain Gross Margin

	2024		2023
Revenues	$2,845.8	100.0%	$2,715.0	100.0%
Cost of sales	2,529.9	88.9%	2,437.3	89.8%
Supply chain gross margin	$315.9	11.1%	$277.7	10.2%

Supply chain gross margin increased $38.2 million, or 13.7%, in 2024. As a percentage of supply chain revenues, supply chain gross margin increased 0.9 percentage points in 2024. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs decreased 1.1 percentage points to 71.3% in 2024 driven primarily by procurement productivity. The increase in the commodity costs within our food basket sold to stores partially offset this improvement.

•
Labor costs increased 0.1 percentage points to 9.2% in 2024 due primarily to higher wage rates in our supply chain centers in 2024.

General and Administrative Expenses

General and administrative expenses increased $24.9 million, or 5.7%, in 2024 due primarily to higher labor costs, partially offset by a shift in the timing of investments.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses increased $36.7 million, or 7.7%, in 2024, consistent with the increase in U.S. franchise advertising revenues as discussed above. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand, and these revenues cannot be used for general corporate purposes.

Other Income

Other income was $22.1 million and $17.7 million in 2024 and 2023, respectively, representing the net realized and unrealized gains on our investment in DPC Dash. The recorded amount of our investment is based on the active exchange quoted price for the equity security. Additional information related to our investment in DPC Dash is included in Note 1 and Note 4 to our consolidated financial statements.

Interest Expense, Net

Interest expense, net, decreased $5.9 million, or 3.2%, in 2024 driven by higher interest income earned on our cash equivalents in 2024. Our weighted average borrowing rate was 3.8% in both 2024 and 2023.

Provision for Income Taxes

Provision for income taxes increased $4.7 million, or 3.5%, in 2024 due to an increase in income before the provision for income taxes, partially offset by a lower effective tax rate. The effective tax rate decreased to 19.1% during 2024, as compared to 20.4% in 2023. The lower effective tax rate in 2024 was driven by a 2.6 percentage point favorable change in the impact of excess tax benefits from equity-based compensation, which is recorded as a reduction to the provision for income taxes. Lower foreign derived intangible income deductions partially offset the decrease in the effective tax rate.

Segment Income

We evaluate the performance of our reportable segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income. Segment Income for each of our reportable segments is summarized in the table below.

	2024	2023
U.S. Stores	$565.4	$521.0
Supply Chain	280.6	245.4
International Franchise	260.7	259.6

U.S. Stores

U.S. stores Segment Income increased $44.4 million, or 8.5%, in 2024, primarily due to higher U.S. franchise royalties and fees revenues, as well as the $4.4 million increase in U.S. Company-owned store gross margin, each as discussed above. U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income.

Supply Chain

Supply chain Segment Income increased $35.2 million, or 14.3%, in 2024, primarily due to the $38.2 million increase in supply chain gross margin, discussed above.

International Franchise

International franchise Segment Income increased $1.1 million, or 0.4%, in 2024, primarily due to higher international franchise royalties and fees revenues, as discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income. The increase in international franchise Segment Income was partially offset by travel expenses for our Worldwide Rally that takes place every two years.

New Accounting Pronouncements

The impact of new accounting pronouncements adopted and the estimated impact of new accounting pronouncements that we will adopt in future years is included in Note 1 to the consolidated financial statements.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. As of December 29, 2024, we had negative working capital totaling $904.4 million, which primarily included $1.14 billion of current portion of long-term debt associated with our 2018 7.5-Year Notes and 2015 Ten-Year Notes (each as defined below) for each of which the anticipated repayment date is October 2025. Our working capital amount excludes restricted cash and cash equivalents of $195.4 million, advertising fund assets, restricted of $103.4 million and advertising fund liabilities of $101.6 million. Working capital includes total unrestricted cash and cash equivalents of $186.1 million.

Our primary sources of liquidity are cash flows from operations and availability of borrowings under our variable funding notes. During 2024, we experienced global retail sales growth, excluding foreign currency impact, in both our U.S. and international businesses. These factors contributed to our continued ability to generate positive operating cash flows. In addition to our cash flows from operations, we have two variable funding note facilities. The facilities include our 2022 Variable Funding Notes (defined below), which allows for advances of up to $120.0 million, as well as our 2021 Variable Funding Notes (defined below), which allows for advances of up to $200.0 million and certain other credit instruments, including letters of credit (the 2021 Variable Funding Notes and the 2022 Variable Funding Notes, the “2022 and 2021 Variable Funding Notes”). The letters of credit primarily relate to our casualty insurance programs and certain supply chain center leases. As of December 29, 2024, we had no outstanding borrowings and $120.0 million of available borrowing capacity under our 2022 Variable Funding Notes. As of December 29, 2024, we had no outstanding borrowings and $143.6 million of available borrowing capacity under our 2021 Variable Funding Notes, net of letters of credit issued of $56.4 million.

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

Restricted Cash

As of December 29, 2024, we had $144.0 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $51.2 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $195.4 million of restricted cash and cash equivalents. As of December 29, 2024, we also held $80.9 million of advertising fund restricted cash and cash equivalents which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

2022 Variable Funding Notes

On September 16, 2022, certain of our subsidiaries issued a variable funding note facility which allows for advances of up to $120.0 million of Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2022 Variable Funding Notes”). Additional information related to our 2022 Variable Funding Notes is included in Note 3 to our consolidated financial statements.

2021 Variable Funding Notes

In connection with the 2021 Recapitalization, certain of our subsidiaries issued a variable funding note facility which allows for advances of up to $200.0 million of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes and certain other credit instruments, including letters of credit (the “2021 Variable Funding Notes”). Additional information related to our 2021 Variable Funding Notes is included in Note 3 to our consolidated financial statements.

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

2019 Recapitalization

On November 19, 2019, we completed the 2019 Recapitalization in which certain of our subsidiaries issued $675.0 million Series 2019-1 3.668% Fixed Rate Senior Secured Notes, Class A-2 with an anticipated term of 10 years (the “2019 Notes”) pursuant to an asset-backed securitization. Gross proceeds from the issuance of the 2019 Notes were $675.0 million. Additional information related to the 2019 Recapitalization is included in Note 3 to our consolidated financial statements.

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

2021, 2019, 2018, 2017 and 2015 Notes

The 2021 Notes, 2019 Notes, 2018 Notes, 2017 Notes and the 2015 Notes are collectively referred to as the “Notes.”

The Notes have original scheduled principal payments of $1.18 billion in 2025, $39.3 million in 2026, $1.31 billion in 2027, $817.9 million in 2028, $631.0 million in 2029, $10.0 million in 2030 and $912.5 million in 2031. However, in accordance with our debt agreements, the payment of principal on the outstanding senior notes may be suspended if our Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing our securitized debt, and no catch-up provisions are applicable.

As of the end of each of the fiscal quarters in 2024, we had a Holdco Leverage Ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payments for our outstanding notes beginning in the second quarter of 2024. Accordingly, the outstanding principal amounts of our 2021 Notes, 2019 Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes have been classified as long-term debt in the consolidated balance sheet as of December 29, 2024.

The anticipated repayment date for each of the 2018 7.5-Year Notes and the 2015 Ten-Year Notes is October 2025 and accordingly, the outstanding principal amounts for these notes have been classified as current portion of long-term debt in the consolidated balance sheet as of December 29, 2024. We expect to refinance the 2018 7.5-Year Notes and the 2015 Ten-Year Notes prior to the anticipated repayment date. If we do not refinance the 2018 7.5-Year Notes and the 2015 Ten-Year Notes prior to the anticipated repayment date, additional interest of at least 5% per annum will accrue and our cash flows other than technology fees and a weekly management fee to cover certain general and administrative expenses would be directed to the repayment of the securitized debt.

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation. The covenant requires a minimum coverage ratio of 1.75x total debt service to securitized net cash flow, as defined in the indenture governing our securitized debt. In the event that certain covenants are not met, the Notes may become due and payable on an accelerated schedule.

Leases

We lease certain retail store and supply chain center locations, supply chain vehicles, various equipment and our World Resource Center under leases with expiration dates through 2045. Refer to Note 5 to the consolidated financial statements for additional information regarding our leases, including future minimum rental commitments.

Capital Expenditures

In the past three years, we have spent approximately $305.5 million on capital expenditures. In 2024, we spent $112.9 million on capital expenditures which primarily related to investments in our technology initiatives, supply chain centers and corporate store operations. We did not have any material commitments for capital expenditures as of December 29, 2024.

Investments

We hold a non-controlling interest in DPC Dash, our master franchisee in China that owns and operates Domino’s Pizza stores in that market.

As of December 29, 2024 and December 31, 2023, the fair value of our investment in DPC Dash was $82.7 million and $143.6 million, respectively. The fair value of our investment in DPC Dash was based on the active exchange quoted price for the equity security of HK$79.25 per share as of December 29, 2024 and HK$61.95 per share as of December 31, 2023. We owned 8,101,019 and 18,101,019 ordinary shares as of December 29, 2024 and December 31, 2023, respectively. We sold 10,000,000 ordinary shares of our investment in DPC Dash in the fourth quarter of 2024 for net proceeds of $82.9 million. We recorded a total net adjustment to the net carrying amount of our investment in DPC Dash of $22.1 million and $17.7 million in 2024 and 2023, respectively, with the net realized and unrealized gains recorded in other income in our consolidated statements of income.

Share Repurchase Programs

Our share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our variable funding notes. We used cash of $327.0 million in 2024, $269.0 million in 2023 and $293.7 million in 2022 for share repurchases.

On February 21, 2024, our Board of Directors authorized an additional share repurchase program to repurchase up to $1.0 billion of our common stock, in addition to the $141.3 million that was previously remaining under our previous July 20, 2021 authorization for a total authorization of $1.14 billion for future share repurchases as of that date. As of December 29, 2024, we had $814.3 million remaining under this authorization for repurchases of shares of our common stock.

Dividends

We declared dividends of $210.7 million (or $6.04 per share) in 2024, $170.4 million (or $4.84 per share) in 2023 and $157.5 million (or $4.40 per share) in 2022. We paid dividends of $209.9 million, $169.8 million and $157.5 million in 2024, 2023 and 2022, respectively.

Subsequent to the end of fiscal 2024, on February 19, 2025, our Board of Directors declared a quarterly dividend of $1.74 per common share payable on March 28, 2025 to shareholders of record at the close of business on March 14, 2025.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
(In millions)	December 29, 2024	December 31, 2023
Cash flows provided by (used in):
Net cash provided by operating activities	$624.9	$590.9
Net cash used in investing activities	(31.2)	(106.9)
Net cash used in financing activities	(532.2)	(476.4)
Effect of exchange rate changes on cash	(2.2)	0.3
Change in cash and cash equivalents, restricted cash and cash equivalents	$59.3	$7.9

Operating Activities

Cash provided by operating activities increased $34.0 million in 2024 primarily as a result of higher net income, excluding non-cash operating activities and a positive change in advertising fund assets and liabilities, restricted. Net income increased $65.1 million and non-cash adjustments increased $17.5 million, resulting in an overall increase to cash provided by operating activities in 2024 as compared to 2023 of $82.6 million. Additionally, a $45.8 million positive impact of changes in advertising fund assets and liabilities, restricted, in 2024 as compared to 2023 was a result of receipts for advertising contributions outpacing payments for advertising activities. These increases were partially offset by the negative impact of changes in operating assets and liabilities totaling $94.4 million, primarily related to the timing of payments on accrued liabilities, income taxes and accounts payable in 2024 as compared to 2023.

Investing Activities

Cash used in investing activities was $31.2 million in 2024, which consisted primarily of capital expenditures of $112.9 million (driven primarily by investments in technological initiatives, supply chain centers and corporate store operations). These investing cash outflows were partially offset by net proceeds from the sale of 10,000,000 ordinary shares of our investment in DPC Dash for $82.9 million.

Cash used in investing activities was $106.9 million in 2023, which consisted primarily of capital expenditures of $105.4 million (driven primarily by investments in technological initiatives, supply chain centers and corporate store operations).

Financing Activities

Cash used in financing activities was $532.2 million in 2024. We repurchased and retired $327.0 million in shares of our common stock under our Board of Directors-approved share repurchase program, as well as made $2.6 million in excise tax payments related to our share repurchase programs. We also made dividend payments to our shareholders of $209.9 million. We made repayments of long-term debt and principal amounts related to our financing obligations and finance leases of $17.6 million and had tax payments for the vesting of restricted stock of $11.1 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $36.0 million.

Cash used in financing activities was $476.4 million in 2023. We repurchased and retired $269.0 million in shares of our common stock under our Board of Directors-approved share repurchase program, and we also made dividend payments to our shareholders of $169.8 million. We also made repayments of long-term debt and principal amounts related to our financing obligations and finance leases of $55.7 million and had tax payments for the vesting of restricted stock of $5.4 million. These uses of cash were partially offset by proceeds from our failed sale leaseback transaction of $14.9 million and from the exercise of stock options of $8.7 million.

Impact of Inflation

Given the inflation rates in recent years, there have been and may continue to be increases in food costs and labor costs which have and could further impact our profitability and that of our franchisees and which could impact the opening of new U.S. and international franchised stores and adversely affect our operating results. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs may adversely affect our operating costs and profitability and those of our franchisees and could result in menu price increases. The impact of inflation is described with respect to our food basket pricing to stores and our labor cost, in the discussion of supply chain revenues and U.S. Company-owned store and supply chain gross margins, above. Severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above, as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
•
the additional risks our international operations subject us to, which may differ in each country in which we and our franchisees do business;
•
the dependence of our earnings and business growth strategy on the success of our franchisees;
•
our ability and that of our franchisees to successfully operate in the current and future credit environment;
•
the impact of social media or a boycott on our business, brand and reputation;
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes, and, at December 29, 2024, we are exposed to interest rate risk on borrowings under our variable funding notes. As of December 29, 2024, we did not have any outstanding borrowings under our 2022 and 2021 Variable Funding Notes.

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

Our fixed-rate debt exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. As of December 29, 2024, we had approximately $1.14 billion of debt classified as current associated with our 2018 7.5-Year Notes and 2015 Ten-Year Notes for which the anticipated repayment date is October 2025. We expect to refinance the 2018 7.5-Year Notes and 2015 Ten-Year Notes prior to the anticipated repayment date, and we expect, based upon current benchmark rates, to refinance those notes at higher interest rates.

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

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.8% of our total revenues in 2024, 6.9% of our total revenues in 2023 and 6.5% of our total revenues in 2022 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on international franchise royalty and fee revenues of approximately $28.2 million in 2024.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Domino’s Pizza, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Domino’s Pizza, Inc. and its subsidiaries (the “Company”) as of December 29, 2024 and December 31, 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ deficit and of cash flows for each of the three years in the period ended December 29, 2024, including the related notes and schedule of condensed financial information listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Casualty Insurance Reserves

As described in Note 1 to the consolidated financial statements, the Company has retention programs for workers’ compensation, general liability, and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. As of December 29, 2024, the Company had accruals for these casualty insurance matters of $50.7 million. The casualty insurance reserves are based on undiscounted independent actuarial estimates, which are based on historical information along with assumptions about future events. Management utilizes various methods, including analyses of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported. The actuarial valuation methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. When estimating these liabilities, several factors are considered, including the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.

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

February 24, 2025

We have served as the Company’s auditor since 2002.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 29,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$186,126	$114,098
Restricted cash and cash equivalents	195,370	200,870
Accounts receivable, net of reserves of $5,834 in 2024 and $5,885 in 2023	309,104	282,809
Inventories	70,919	82,964
Prepaid expenses and other	40,363	30,215
Advertising fund assets, restricted	103,396	106,335
Total current assets	905,278	817,291
Property, plant and equipment:
Land and buildings	104,793	108,791
Leasehold and other improvements	191,718	176,817
Equipment	390,542	364,620
Construction in progress	22,717	24,505
	709,770	674,733
Accumulated depreciation and amortization	(408,591)	(370,368)
Property, plant and equipment, net	301,179	304,365
Other assets:
Operating lease right-of-use assets	210,302	207,323
Investments in marketable securities, restricted	20,638	16,720
Goodwill	11,578	11,688
Capitalized software, net of accumulated amortization of $193,854 in 2024 and $183,980 in 2023	155,025	134,105
Investment in DPC Dash	82,699	143,553
Other assets	26,882	26,174
Deferred income tax assets, net	23,432	13,680
Total other assets	530,556	553,243
Total assets	$1,737,013	$1,674,899
Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$1,149,679	$56,366
Accounts payable	85,898	106,267
Accrued compensation	58,203	54,689
Accrued interest	32,783	33,367
Operating lease liabilities	39,920	39,330
Insurance reserves	25,658	28,135
Advertising fund liabilities	101,567	104,246
Other accrued liabilities	118,754	124,950
Total current liabilities	1,612,462	547,350
Long-term liabilities:
Long-term debt, less current portion	3,825,659	4,934,062
Operating lease liabilities	181,983	179,548
Insurance reserves	33,229	38,559
Other accrued liabilities	45,971	45,747
Total long-term liabilities	4,086,842	5,197,916
Total liabilities	5,699,304	5,745,266
Commitments and contingencies (Note 6)
Stockholders’ deficit
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 34,281,927 in 2024 and 34,726,182 in 2023 issued and outstanding	343	347
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	1,272	2,801
Retained deficit	(3,956,474)	(4,069,648)
Accumulated other comprehensive loss	(7,432)	(3,867)
Total stockholders’ deficit	(3,962,291)	(4,070,367)
Total liabilities and stockholders’ deficit	$1,737,013	$1,674,899
The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 29,	December 31,	January 1,
	2024	2023	2023
Revenues:
U.S. Company-owned stores	$393,898	$376,180	$445,810
U.S. franchise royalties and fees	638,193	604,897	556,269
Supply chain	2,845,781	2,715,009	2,754,742
International franchise royalties and fees	318,691	310,077	295,007
U.S. franchise advertising	509,853	473,195	485,330
Total revenues	4,706,416	4,479,358	4,537,158
Cost of sales:
U.S. Company-owned stores	327,986	314,673	378,018
Supply chain	2,529,928	2,437,268	2,510,534
Total cost of sales	2,857,914	2,751,941	2,888,552
Gross margin	1,848,502	1,727,417	1,648,606
General and administrative	459,492	434,554	416,524
U.S. franchise advertising	509,853	473,195	485,330
Refranchising loss (gain)	158	149	(21,173)
Income from operations	878,999	819,519	767,925
Other income	22,064	17,713	—
Interest income	17,022	11,683	3,162
Interest expense	(195,870)	(196,475)	(198,254)
Income before provision for income taxes	722,215	652,440	572,833
Provision for income taxes	138,045	133,322	120,570
Net income	$584,170	$519,118	$452,263
Earnings per share:
Common Stock – basic	$16.83	$14.80	$12.66
Common Stock – diluted	$16.69	$14.66	$12.53

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	December 29,	December 31,	January 1,
	2024	2023	2023
Net income	$584,170	$519,118	$452,263
Currency translation adjustment	(3,565)	827	(1,874)
Comprehensive income	$580,605	$519,945	$450,389

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)
Balance at January 2, 2022	36,138,273	$361	$840	$(4,207,917)	$(2,820)
Net income	—	—	—	452,263	—
Dividends declared on common stock and equivalents ($4.40 per share)	—	—	—	(157,479)	—
Issuance and cancellation of stock awards, net	15,012	—	—	—	—
Tax payments for restricted stock upon vesting	(26,699)	—	(10,349)	(371)	—
Purchases of common stock	(739,847)	(7)	(12,819)	(280,914)	—
Exercises of stock options	32,979	—	3,312	—	—
Non-cash equity-based compensation expense	—	—	28,709	—	—
Currency translation adjustment	—	—	—	—	(1,874)
Balance at January 1, 2023	35,419,718	354	9,693	(4,194,418)	(4,694)
Net income	—	—	—	519,118	—
Dividends declared on common stock and equivalents ($4.84 per share)	—	—	—	(170,419)	—
Issuance and cancellation of stock awards, net	33,947	—	—	—	—
Tax payments for restricted stock upon vesting	(16,038)	—	(5,410)	—	—
Purchases of common stock	(789,977)	(8)	(47,651)	(223,929)	—
Exercises of stock options	78,532	1	8,655	—	—
Non-cash equity-based compensation expense	—	—	37,514	—	—
Currency translation adjustment	—	—	—	—	827
Balance at December 31, 2023	34,726,182	347	2,801	(4,069,648)	(3,867)
Net income	—	—	—	584,170	—
Dividends declared on common stock and equivalents ($6.04 per share)	—	—	—	(210,676)	—
Issuance and cancellation of stock awards, net	67,869	1	—	—	—
Tax payments for restricted stock upon vesting	(24,306)	—	(11,098)	—	—
Purchases of common stock	(758,242)	(8)	(69,707)	(260,320)	—
Exercises of stock options	270,424	3	36,021	—	—
Non-cash equity-based compensation expense	—	—	43,255	—	—
Currency translation adjustment	—	—	—	—	(3,565)
Balance at December 29, 2024	34,281,927	$343	$1,272	$(3,956,474)	$(7,432)

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 29,	December 31,	January 1,
	2024	2023	2023
Cash flows from operating activities:
Net income	$584,170	$519,118	$452,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,732	80,640	80,251
Refranchising loss (gain)	158	149	(21,173)
Loss on sale/disposal of assets	1,527	1,299	1,813
Amortization of debt issuance costs	5,298	5,535	5,645
(Benefit) provision for deferred income taxes	(9,117)	(19,509)	253
Non-cash equity-based compensation expense	43,255	37,514	28,709
Excess tax benefits from equity-based compensation	(22,241)	(3,397)	(2,169)
Provision for losses on accounts and notes receivable	191	1,472	3,536
Unrealized and realized gain on investments, net	(22,064)	(17,713)	—
Changes in operating assets and liabilities:
Accounts receivable	(27,353)	(26,515)	(6,333)
Inventories, prepaid expenses and other	6,651	160	(17,059)
Accounts payable and accrued liabilities	(10,218)	69,373	(36,605)
Insurance reserves	(5,557)	(5,163)	1,507
Operating lease assets and liabilities	(558)	632	2,174
Advertising fund assets and liabilities, restricted	(6,977)	(52,731)	(17,495)
Net cash provided by operating activities	624,897	590,864	475,317
Cash flows from investing activities:
Capital expenditures	(112,885)	(105,396)	(87,234)
Sale of investments	82,918	—	—
Proceeds from sale of assets	74	161	41,089
Purchases of franchise operations and other assets	—	—	(6,814)
Other	(1,336)	(1,682)	(722)
Net cash used in investing activities	(31,229)	(106,917)	(53,681)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	14,898	120,000
Repayments of long-term debt and finance lease obligations	(17,647)	(55,705)	(175,676)
Proceeds from exercise of stock options	36,024	8,656	3,312
Purchases of common stock	(329,557)	(269,025)	(293,740)
Tax payments for restricted stock upon vesting	(11,098)	(5,410)	(10,720)
Payments of common stock dividends and equivalents	(209,945)	(169,772)	(157,531)
Cash paid for financing costs	—	—	(1,594)
Net cash used in financing activities	(532,223)	(476,358)	(515,949)
Effect of exchange rate changes on cash	(2,154)	340	(963)
Change in cash and cash equivalents, restricted cash and cash equivalents	59,291	7,929	(95,276)

Cash and cash equivalents, beginning of period	114,098	60,356	148,160
Restricted cash and cash equivalents, beginning of period	200,870	191,289	180,579
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	88,165	143,559	161,741
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	403,133	395,204	490,480

Cash and cash equivalents, end of period	186,126	114,098	60,356
Restricted cash and cash equivalents, end of period	195,370	200,870	191,289
Cash and cash equivalents included in advertising fund assets, restricted, end of period	80,928	88,165	143,559
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$462,424	$403,133	$395,204

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except percentages, share and per share amounts)

(1)
Description of Business and Summary of Significant Accounting Policies

Description of Business

Domino’s Pizza, Inc. (“DPI”), a Delaware corporation, conducts its operations and derives substantially all of its income from operations and cash provided by operating activities through its wholly-owned subsidiary, Domino’s, Inc. (“Domino’s”) and Domino’s wholly-owned subsidiary, Domino’s Pizza LLC. DPI and its wholly-owned subsidiaries (collectively, the “Company”) are primarily engaged in the following business activities: (i) retail sales of food through Company-owned Domino’s Pizza stores; (ii) sales of food and other products to franchised Domino’s Pizza stores through Company-owned supply chain centers in the U.S. and Canada; (iii) receipt of royalties, advertising contributions and fees from U.S. Domino’s Pizza franchisees; and (iv) receipt of royalties and fees from international Domino’s Pizza franchisees.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2024 fiscal year ended on December 29, 2024, the 2023 fiscal year ended on December 31, 2023 and the 2022 fiscal year ended on January 1, 2023. The 2024, 2023 and 2022 fiscal years each consisted of fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at December 29, 2024 included $144.0 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of the Company’s asset-backed securitization structure, $51.2 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash. As of December 29, 2024, the Company also held $80.9 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.

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

The Company also monitors its off-balance sheet exposures under its letters of credit (Note 3), lease guarantees (Note 5) and surety bonds. Total conditional commitments under surety bonds were $11.8 million at December 29, 2024 and $14.7 million at December 31, 2023. None of these arrangements has had or is likely to have a material effect on the Company’s results of operations, financial condition, revenues, expenses or liquidity.

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

Other long-term assets included implementation costs for cloud-based computing arrangements (primarily related to certain enterprise systems) of $14.5 million and $11.1 million, net of accumulated amortization of $9.7 million and $6.2 million as of December 29, 2024 and December 31, 2023, respectively. Amortization expense for implementation costs for cloud-based computing arrangements was $3.5 million, $2.7 million and $1.9 million in 2024, 2023 and 2022, respectively.

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

Depreciation and amortization expense on property, plant and equipment was $55.8 million, $52.4 million and $51.8 million in 2024, 2023 and 2022, respectively.

Impairments of Long-Lived Assets

The Company evaluates the potential impairment of long-lived assets at least annually based on various analyses including, on an annual basis, the projection of undiscounted cash flows and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the Company determines that the carrying amount of an asset (or asset group) may not be recoverable, the Company compares the net carrying value of the asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, the Company estimates the fair value of the assets. If the carrying amount of the asset exceeds the estimated fair value of the asset, an impairment loss is recognized, and the asset is written down to its estimated fair value. There were no triggering events in 2024, 2023 and 2022 and accordingly, the Company did not record any impairment losses on long-lived assets in 2024, 2023 and 2022.

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

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2024, 2023 and 2022.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software, which range from one to ten years. Capitalized software amortization expense was $31.9 million, $28.2 million and $28.5 million in 2024, 2023 and 2022, respectively.

As of December 29, 2024, scheduled amortization for capitalized software that had been placed in service as of December 29, 2024 is as follows in the table below. As of December 29, 2024, the Company also had $51.9 million of capitalized software that had not yet been placed in service.

2025	$28,340
2026	20,565
2027	12,705
2028	10,390
2029	10,385
Thereafter	20,752
$103,137

Investment in DPC Dash

The Company holds a non-controlling interest in DPC Dash Ltd (“DPC Dash”), the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. On March 28, 2023, DPC Dash completed its initial public offering on the Hong Kong Exchange (HK: 1405). The Company accounts for its investment in DPC Dash as a trading security and records it at fair value at the end of each reporting period, with gains and losses recorded in other income or expense in its consolidated statements of income. Refer to Note 4 for fair value disclosures related to the Company’s investment in DPC Dash.

Debt Issuance Costs

Debt issuance costs are recorded as a reduction to the Company’s debt balance and primarily include the expenses incurred by the Company as part of the 2021, 2019, 2018, 2017 and 2015 Recapitalizations. Refer to Note 3 for a description of the 2021, 2019, 2018, 2017 and 2015 Recapitalizations. Amortization is recorded on a straight-line basis (which is materially consistent with the effective interest method) over the expected terms of the respective debt instrument to which the costs relate and is included in interest expense. Debt issuance cost amortization expense was $5.3 million, $5.5 million and $5.6 million in 2024, 2023 and 2022, respectively.

Insurance Reserves

The Company has retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. The Company is generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and up to $2.0 million per occurrence under these retention programs for general liability, depending on policy year and line of coverage. The Company is also generally responsible for between $500,000 and $5.5 million per occurrence under these retention programs for owned and non-owned automobile liabilities depending on the year. Total insurance limits under these retention programs vary depending on the year covered and range up to $112.5 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation.

Casualty insurance reserves relating to the Company's retention programs are based on undiscounted actuarial estimates. These estimates are based on historical information and on certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company generally receives estimates of outstanding casualty insurance exposures from its independent actuary twice per year and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. The Company had reserves for these programs of $50.7 million and $56.3 million as of December 29, 2024 and December 31, 2023, respectively.

In addition, the Company maintains reserves for its share of employee health costs as part of the health care benefits offered to its employees. Reserves are based on undiscounted actuarial estimates based on underlying claims, including estimated claims incurred that have not yet been paid.

Contract Liabilities

Contract liabilities consist primarily of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $5.1 million and $5.3 million were included in current other accrued liabilities as of December 29, 2024 and December 31, 2023, respectively. Deferred franchise fees and deferred development fees of $15.8 million and $19.9 million were included in long-term other accrued liabilities as of December 29, 2024 and December 31, 2023, respectively.

Changes in deferred franchise fees and deferred development fees in 2024 and 2023 were as follows:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
Deferred franchise fees and deferred development fees, beginning of period	$25,195	$28,225
Revenue recognized during the period	(6,098)	(6,468)
New deferrals due to cash received and other	1,849	3,438
Deferred franchise fees and deferred development fees, end of period	$20,946	$25,195

The Company expects to recognize revenue associated with deferred franchise fees and deferred development fees as follows in the table below. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations.

2025	$5,093
2026	4,756
2027	3,284
2028	2,156
2029	1,795
Thereafter	3,862
$20,946

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for income, sales, property and other taxes, legal reserves, operating expenses, dividends payable, deferred compensation, unredeemed gift cards and contract liabilities. The Company had $42.6 million and $38.9 million included in other current accrued liabilities related to unredeemed gift cards as of December 29, 2024 and December 31, 2023, respectively.

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

U.S. franchise royalties and fees are primarily comprised of royalties and fees from Domino’s Pizza franchisees with operations in the U.S. Each franchisee is generally required to pay a 5.5% royalty fee on sales. In certain instances, the Company will collect lower rates based on area development agreements, sales initiatives, store relocation incentives and new store incentives. Royalty revenues are based on a percentage of franchise retail sales and are recognized when the items are delivered to or carried out by franchisees’ customers. U.S. franchise fee revenue primarily relates to per-transaction technology fees that are recognized as the related sales occur. From January 1, 2024 through March 24, 2024, the Company’s U.S. digital per-transaction technology fee was $0.395. As of March 25, 2024 and for the remainder of fiscal 2024, the Company’s U.S. digital per-transaction technology fee was $0.355. Payments for U.S. royalties and fees are generally due within seven days of the prior week end date.

Supply chain revenues are primarily comprised of sales of food and other products to franchised Domino’s Pizza stores located in the U.S. and Canada. Revenues from the sale of food are recognized upon delivery of the food to franchisees and payments for food purchases are generally due within 30 days of the shipping date. The Company also offers profit sharing rebates and volume discounts to its franchisees. Obligations for profit sharing rebates are calculated based on actual results of its supply chain centers and are recognized as a reduction to revenue. Volume discounts are based on annual sales. The Company estimates the amount that will be earned and records a reduction to revenue throughout the year.

International franchise royalties and fees are primarily comprised of royalties and fees from Domino’s Pizza franchisees outside of the U.S. Royalty revenues are recognized when the items are delivered to or carried out by franchisees’ customers. Royalty rates vary among international markets and may also differ based on certain incentives and concessions and averaged approximately 3.0% in 2024. Franchise fees received from international franchisees are recognized as revenue on a straight-line basis over the term of each respective franchise store agreement, which is typically ten years. Development fees received from international master franchisees are also deferred when amounts are received and are recognized as revenue on a straight-line basis over the term of the respective master franchise agreement, which is typically ten years. International franchise fee revenues primarily relate to per-transaction technology fees that are recognized as the related sales occur. International franchise royalties and fees are invoiced at least quarterly, and payments are generally due within 60 days.

U.S. franchise advertising revenues are comprised of contributions from Domino’s Pizza franchisees with operations in the U.S. to the Domino’s National Advertising Fund Inc. (“DNAF”), the Company’s consolidated not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities in the U.S. Each franchisee is generally required to contribute 6.0% of their retail sales to fund national marketing and advertising campaigns (subject, in certain instances, to lower rates based on certain incentives and waivers). Beginning on March 27, 2023, the Company effectuated a temporary reduction of 0.25% to its standard 6.0% advertising contribution. This temporary reduction expired at the beginning of the second quarter of 2024 and the advertising contribution rate returned to its standard 6.0% as of March 25, 2024. These revenues are recognized when items are delivered to or carried out by franchisees’ customers. Payments for U.S. franchise advertising revenues are generally due within seven days of the prior week end date. Although these revenues are restricted to be used only for advertising and promotional activities to benefit franchised stores, the Company has determined there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from its U.S. royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the Company’s consolidated statements of income.

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

Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with U.S. and Canadian franchisees that purchase all of their food from the Company’s supply chain centers. These profit-sharing arrangements generally offer Company-owned stores and participating franchisees 50% of the pre-tax profit from the Company’s supply chain center operations. Profit-sharing obligations are recorded as a reduction to supply chain revenues in the same period as the related revenues and costs are recorded, and were $164.0 million, $138.7 million and $110.0 million in 2024, 2023 and 2022, respectively.

Cost of Sales

Cost of sales consists primarily of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food and labor costs, as well as other costs including delivery, occupancy costs (including rent, telephone, utilities and depreciation) and insurance expense.

General and Administrative

General and administrative expense consists primarily of labor cost (including variable performance-based compensation expense and non-cash equity-based compensation expense), depreciation and amortization, computer expenses, professional fees, travel and entertainment, rent, insurance and other corporate administrative costs.

Advertising

U.S. stores are generally required to contribute a percentage of retail sales to DNAF, as described in the revenue recognition section above. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as DNAF is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand. U.S. franchise advertising costs expended by DNAF are included in U.S. franchise advertising expenses in the Company’s consolidated statements of income. Advertising costs funded by Company-owned stores are generally expensed as incurred and are included in general and administrative expense. Contributions from Company-owned stores that have not yet been expended are included in advertising fund assets, restricted on the Company’s consolidated balance sheets.

Advertising expense included $509.9 million, $473.2 million and $485.3 million of U.S. franchise advertising expense in 2024, 2023 and 2022, respectively. Advertising expense also included $33.4 million, $33.5 million and $33.8 million in 2024, 2023 and 2022, respectively, primarily related to advertising costs funded by U.S. Company-owned stores and other general marketing expenses which are included in general and administrative expense in the consolidated statements of income.

As of December 29, 2024, advertising fund assets, restricted of $103.4 million consisted of $80.9 million of cash and cash equivalents, $14.3 million of accounts receivable and $8.2 million of prepaid expenses. As of December 29, 2024, advertising fund cash and cash equivalents included $1.8 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

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

Common Stock Dividends

The Company declared dividends of $210.7 million (or $6.04 per share) in 2024, $170.4 million (or $4.84 per share) in 2023 and $157.5 million (or $4.40 per share) in 2022. The Company paid dividends of $209.9 million, $169.8 million, and $157.5 million in 2024, 2023 and 2022, respectively.

Subsequent to the end of fiscal 2024, on February 19, 2025, the Company’s Board of Directors declared a quarterly dividend of $1.74 per common share payable on March 28, 2025 to shareholders of record at the close of business on March 14, 2025.

Stock Options and Other Equity-Based Compensation Arrangements

The cost of all of the Company’s stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated financial statements based on the estimated fair value of the awards (Note 9).

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

Supplemental Disclosures of Cash Flow Information

The Company paid interest of $185.0 million, $186.8 million and $188.5 million during 2024, 2023 and 2022, respectively, on its Notes (Note 3). Cash paid for income taxes was $161.0 million, $136.3 million and $134.4 million in 2024, 2023 and 2022, respectively.

The Company had non-cash investing activities related to accruals for capital expenditures of $3.1 million, $6.7 million and $6.9 million at December 29, 2024, December 31, 2023 and January 1, 2023, respectively. As of December 29, 2024, the Company had $3.0 million in non-cash financing activity related to accruals for excise taxes on share repurchases. As of December 31, 2023, the Company had $2.6 million in non-cash financing activity related to accruals for excise taxes on share repurchases, which was paid in 2024.

New Accounting Pronouncements

Recently Adopted Accounting Standards

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and adopted the following accounting standard.

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within the reported measure of segment profit or loss. In addition, the ASU requires disclosure of other segment expenses by reportable segment and a description of their composition to permit the reconciliation between segment revenue, significant segment expenses and the reported segment measure of profit or loss. The ASU also requires disclosure of the title and position of the chief operating decision maker.

On December 29, 2024, the end of the 2024 fiscal year, the Company adopted ASU 2023-07 and included the relevant disclosures within Note 11, Segment Information. The Company has presented the disclosures for significant segment expenses that are regularly provided to the chief operating decision maker retrospectively for all periods presented in the consolidated statements of income.

Accounting Standards Not Yet Adopted

The Company has considered all new accounting pronouncements issued by the FASB. The Company has not yet adopted the following standards:

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure on an annual basis, a tabular reconciliation, including both amount and percentage of specific categories of the effective tax rate reconciliation, including state and local income taxes (net of Federal taxes), foreign taxes, effects of changes in tax laws and regulations, effects of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable and nondeductible items and changes in unrecognized tax benefits. Additional disclosures are required for certain items exceeding five percent of income from continuing operations multiplied by the statutory income tax rate. The standard also requires disclosure of income taxes paid between Federal, state and foreign jurisdictions, including further disaggregation of those payments exceeding five percent of the total income taxes paid.

ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disclosure in the notes to the consolidated financial statements on an annual and interim basis, amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization for all expense captions presented on the face of the consolidated statements of income. The standard also requires a qualitative description of the amounts remaining in those expense captions that are not separately disaggregated. The standard also requires disclosure of the composition and amount of selling expenses.

ASU 2024-03 is effective for annual reporting fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The standard may be adopted either prospectively or retrospectively. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

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

(2)
Earnings per Share

The computation of basic and diluted earnings per common share for 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Net income available to common stockholders – basic and diluted	$584,170	$519,118	$452,263
Weighted average number of common shares	34,707,298	35,081,779	35,724,325
Earnings per common share – basic	$16.83	$14.80	$12.66
Diluted weighted average number of common shares	34,991,484	35,401,313	36,093,754
Earnings per common share – diluted	$16.69	$14.66	$12.53

The denominators used in calculating diluted earnings per share for common stock for 2024, 2023 and 2022 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	2024	2023	2022
Anti-dilutive shares underlying stock-based awards
Stock options	46,277	216,128	115,187
Restricted stock awards and units	4,223	7,060	1,470
Performance condition not met
Restricted stock awards and units	23,430	44,750	22,353

(3)
Recapitalizations and Financing Arrangements

The 2021 Notes, 2019 Notes, 2018 Notes, 2017 Notes and 2015 Notes (each, as defined below) are collectively referred to as the “Notes.” The Company made payments of $12.9 million, $51.5 million and $51.5 million in 2024, 2023 and 2022, respectively on the Notes. The Company borrowed and repaid $120.0 million under its 2021 Variable Funding Notes (as defined below) in 2022.

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

2022 Variable Funding Notes

On September 16, 2022, certain of the Company’s subsidiaries issued a variable funding note facility which allows for advances of up to $120.0 million of Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2022 Variable Funding Notes”). Interest on the 2022 Variable Funding Notes is payable at a per year rate equal to Secured Overnight Financing Rate, plus a spread adjustment (“Adjusted Term SOFR”), plus 150 basis points. The unused portion of the 2022 Variable Funding Notes is subject to a commitment fee of 50 basis points. It is anticipated that any amounts outstanding on the 2022 Variable Funding Notes will be repaid in full on or prior to April 2026, subject to two additional one-year extensions at the option of the Company, subject to certain conditions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the 2022 Variable Funding Notes equal to 5% per annum.

As of both December 29, 2024 and December 31, 2023, the Company had no outstanding borrowings and $120.0 million of available borrowing capacity under its 2022 Variable Funding Notes.

2021 Variable Funding Notes

In connection with the 2021 Recapitalization, certain of the Company’s subsidiaries issued a variable funding note facility which allows for advances of up to $200.0 million of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes and certain other credit instruments, including letters of credit (the “2021 Variable Funding Notes”). Interest on the 2021 Variable Funding Notes is payable at a per year rate equal to Adjusted Term SOFR, plus 150 basis points. The unused portion of the 2021 Variable Funding Notes is subject to a commitment fee ranging from 50 to 100 basis points depending on utilization. It is anticipated that any amounts outstanding on the 2021 Variable Funding Notes will be repaid in full on or prior to April 2026, subject to two additional one-year extensions at the option of the Company, subject to certain conditions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the 2021 Variable Funding Notes equal to 5% per annum.

As of December 29, 2024, the Company had no outstanding borrowings and $143.6 million of available borrowing capacity under its 2021 Variable Funding Notes, net of letters of credit issued of $56.4 million. As of December 31, 2023, the Company had no outstanding borrowings and $157.8 million of available borrowing capacity under its 2021 Variable Funding Notes, net of letters of credit issued of $42.2 million.

2021 Notes

The 2021 7.5-Year Notes have original remaining scheduled principal payments of $8.5 million in each of 2025 through 2027 and $801.1 million in 2028. The 2021 Ten-Year Notes have original remaining scheduled principal payments of $10.0 million in each of 2025 through 2030 and $912.5 million in 2031. Refer to the leverage ratio and debt classification disclosure below for additional information.

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

2019 Notes

The 2019 Notes have original remaining scheduled principal payments of $6.8 million in each of 2025 through 2028 and $621.0 million in 2029. Refer to the leverage ratio and debt classification disclosure below for additional information.

The legal final maturity date of the 2019 Notes is October 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2019 Notes will be repaid on or prior to the anticipated repayment date occurring in October 2029. If the Company has not repaid or refinanced the 2019 Notes prior to the applicable anticipated repayment date, additional interest of at least 5% per annum will accrue, as defined in the related agreements.

2018 Notes

The 2018 7.5-Year Notes have original remaining scheduled principal payments of $402.7 million in 2025. The 2018 9.25-Year Notes have original remaining scheduled principal payments of $4.0 million in each of 2025 and 2026 and $371.0 million in 2027. Refer to the leverage ratio and debt classification disclosure below for additional information.

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

2017 Notes

The 2017 Five-Year Notes and the 2017 Floating Rate Notes were repaid in connection with the 2021 Recapitalization. The 2017 Ten-Year Notes have original remaining scheduled principal payments of $10.0 million in each of 2025 and 2026 and $920.0 million in 2027. Refer to the leverage ratio and debt classification disclosure below for additional information.

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

2015 Notes

The 2015 Five-Year Notes were repaid in connection with the 2018 Recapitalization. The 2015 Ten-Year Notes have original remaining scheduled principal payments of $742.0 million in 2025. Refer to the leverage ratio and debt classification disclosure below for additional information.

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

Guarantees and Covenants of the Notes

The Notes are guaranteed by certain subsidiaries of the Company and secured by a security interest in substantially all of the assets of the Company, including royalty and certain other income from all U.S. and international stores, U.S. and Canadian supply chain distribution income and intellectual property. The restrictions placed on the Company’s subsidiaries require that the Company’s principal and interest obligations have first priority and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of weekly cash flow that exceeds the required weekly principal and interest reserve is generally remitted to the Company in the form of a dividend. However, once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries.

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation. The covenant requires a minimum coverage ratio of 1.75x total debt service to securitized net cash flow, as defined in the indenture governing the securitized debt. The covenants, among other things, may limit the ability of certain of the Company’s subsidiaries to declare dividends, make loans or advances or enter into transactions with affiliates. In the event that certain covenants are not met, the Notes may become partially or fully due and payable on an accelerated schedule. In addition, the Company may voluntarily prepay, in part or in full, the Notes at any time, subject to certain make-whole interest obligations.

While the Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. The payment of principal of the Notes may be suspended if the Holdco Leverage Ratio for the Company is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt. Scheduled principal payments will resume upon failure to satisfy the aforementioned leverage ratio on an ongoing basis and no catch-up provisions are applicable.

Leverage Ratio and Debt Classification

As of the end of each of the fiscal quarters in 2024, the Company had a Holdco Leverage Ratio of less than 5.0x, and accordingly, did not make the previously scheduled debt amortization payments for its outstanding notes beginning in the second quarter of 2024. Accordingly, the outstanding principal amounts of the Company’s 2021 Notes, 2019 Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes have been classified as long-term debt in the consolidated balance sheet as of December 29, 2024.

The anticipated repayment date for the 2018 7.5-Year Notes and the 2015 Ten-Year Notes is October 2025 and accordingly, the outstanding principal amounts for these notes have been classified as current portion of long-term debt in the consolidated balance sheet as of December 29, 2024. The Company expects to refinance the 2018 7.5-Year Notes and the 2015 Ten-Year Notes prior to the anticipated repayment date. If the Company does not refinance the 2018 7.5-Year Notes and the 2015 Ten-Year Notes prior to the anticipated repayment date, additional interest of at least 5% per annum will accrue and the Company’s cash flows other than technology fees and a weekly management fee to cover certain general and administrative expenses would be directed to the repayment of the securitized debt.

Consolidated Long-Term Debt

At December 29, 2024 and December 31, 2023, consolidated long-term debt consisted of the following:

	December 29, 2024	December 31, 2023
2015 Ten-Year Notes	$742,000	$744,000
2017 Ten-Year Notes	940,000	942,500
2018 7.5-Year Notes	402,688	403,750
2018 9.25-Year Notes	379,000	380,000
2019 Ten-Year Notes	648,000	649,688
2021 7.5-Year Notes	826,625	828,750
2021 Ten-Year Notes	972,500	975,000
Finance lease obligations	66,058	73,482
Financing obligation from sale leaseback	14,788	14,877
Debt issuance costs, net of accumulated amortization of $34.5 million in 2024 and $29.2 million in 2023	(16,321)	(21,619)
Total debt	4,975,338	4,990,428
Current portion of long-term debt	(1,149,679)	(56,366)
Long-term debt, less current portion	$3,825,659	$4,934,062

At December 29, 2024, maturities of long-term debt, finance leases and other financing obligations were as follows below and reflect the total amounts due for each of the Notes on their respective anticipated repayment dates assuming the Holdco Leverage Ratio remains less than or equal to 5.0x.

2025	$1,149,679
2026	5,991
2027	1,324,246
2028	831,088
2029	652,765
Thereafter	1,027,890
$4,991,659

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

Fair Value of Investments

The Company holds a non-controlling interest in DPC Dash, the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. As of December 29, 2024 and December 31, 2023, the fair value of the Company’s investment in DPC Dash is based on the active exchange quoted price for the equity security (HK$79.25 per share as of December 29, 2024 and HK$61.95 per share as of December 31, 2023). The Company owned 8,101,019 and 18,101,019 ordinary shares as of December 29, 2024 and December 31, 2023, respectively. The Company sold 10,000,000 ordinary shares of its investment in DPC Dash in the fourth quarter of 2024 for net proceeds of $82.9 million.

The Company recorded a total net adjustment to the net carrying amount of its investment in DPC Dash of $22.1 million and $17.7 million in 2024 and 2023, respectively, with the net realized and unrealized gains recorded in other income in its consolidated statements of income. The Company did not record any adjustments to the carrying amount of its investment in 2022.

The following table summarizes the carrying amounts and fair values of certain assets at December 29, 2024:

	At December 29, 2024
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$127,074	$127,074	$—	$—
Restricted cash equivalents	140,669	140,669	—	—
Investments in marketable securities	20,638	20,638	—	—
Advertising fund cash equivalents, restricted	70,350	70,350	—	—
Investment in DPC Dash	82,699	82,699	—	—

The following table summarizes the carrying amounts and fair values of certain assets at December 31, 2023:

	At December 31, 2023
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$50,732	$50,732	$—	$—
Restricted cash equivalents	133,063	133,063	—	—
Investments in marketable securities	16,720	16,720	—	—
Advertising fund cash equivalents, restricted	69,199	69,199	—	—
Investment in DPC Dash	143,553	143,553	—	—

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

Management estimated the approximate fair values of the Notes as follows:

	December 29, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$742,000	$739,032	$744,000	$727,632
2017 Ten-Year Notes	940,000	915,560	942,500	895,375
2018 7.5-Year Notes	402,688	399,869	403,750	392,041
2018 9.25-Year Notes	379,000	370,662	380,000	365,180
2019 Ten-Year Notes	648,000	599,400	649,688	591,865
2021 7.5-Year Notes	826,625	750,576	828,750	730,958
2021 Ten-Year Notes	972,500	850,938	975,000	830,700

The Company did not have any outstanding borrowings under its variable funding notes at December 29, 2024 or December 31, 2023.

(5)
Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters with expiration dates through 2045.

The components of operating and finance lease cost for 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Operating lease cost	$50,058	$47,579	$47,039

Finance lease cost:
Amortization of right-of-use assets	5,644	5,545	5,235
Interest on lease liabilities	4,090	4,340	4,369
Total finance lease cost	$9,734	$9,885	$9,604

Rent expense totaled $91.2 million, $85.6 million and $79.6 million in 2024, 2023 and 2022, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $7.5 million, $5.4 million and $7.0 million in 2024, 2023 and 2022, respectively. Variable rent expense and rent expense for other short-term leases were immaterial for 2024, 2023 and 2022.

Supplemental balance sheet information related to the Company’s finance leases as of December 29, 2024 and December 31, 2023 was as follows:

	December 29, 2024	December 31, 2023
Land and buildings	$79,966	$83,969
Equipment	4,640	4,284
Finance lease assets	84,606	88,253
Accumulated depreciation and amortization	(28,148)	(24,159)
Finance lease assets, net	$56,458	$64,094

Current portion of long-term debt	$4,895	$4,778
Long-term debt, less current portion	61,163	68,704
Total principal payable on finance leases	$66,058	$73,482

As of December 29, 2024 and December 31, 2023, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	2024		2023
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Weighted average remaining lease term	7 years	12 years	7 years	13 years
Weighted average discount rate	4.6%	6.1%	4.3%	6.1%

Supplemental cash flow information related to leases for 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50,636	$46,936	$45,082
Operating cash flows from finance leases	4,090	4,340	4,369
Financing cash flows from finance leases	4,683	4,184	4,176
Cash paid for amounts included in the measurement of financing obligation from sale leaseback:
Operating cash flows from sale leaseback	1,293	201	—
Financing cash flows from sale leaseback	89	21	—
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	53,076	34,313	64,660
Finance leases	1,442	3,842	478

Maturities of lease liabilities as of December 29, 2024 were as follows:

	Operating	Finance
	Leases	Leases
2025	$49,446	$8,566
2026	47,740	9,258
2027	40,144	8,172
2028	33,242	7,099
2029	28,657	7,132
Thereafter	62,750	50,514
Total future minimum rental commitments	261,979	90,741
Less, amounts representing interest	(40,076)	(24,683)
Total lease liabilities	$221,903	$66,058

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

As of December 29, 2024, in addition to the lease for the new supply chain construction on a standalone basis discussed above, the Company also had additional leases for certain supply chain real estate and certain supply chain vehicles that had not yet commenced. The total estimated future minimum rental commitments for all of these arrangements is $178.0 million. These leases are expected to commence in 2025 with lease terms of up to 20 years. These undiscounted amounts are not included in the table above.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $12.8 million and $18.5 million as of December 29, 2024 and December 31, 2023, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.

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

(7)
Income Taxes

Income before provision for income taxes in 2024, 2023 and 2022 consisted of the following:

	2024	2023	2022
U.S.	$707,705	$640,255	$560,115
Foreign	14,510	12,185	12,718
Income before provision for income taxes	$722,215	$652,440	$572,833

The differences between the U.S. Federal statutory income tax provision (using the statutory rate of 21%) and the Company’s consolidated provision for income taxes for 2024, 2023 and 2022 are summarized as follows:

	2024	2023	2022
Federal income tax provision based on the statutory rate	$151,665	$137,012	$120,295
State and local income taxes, net of related Federal income taxes	22,546	19,473	15,978
Non-resident withholding and foreign income taxes	26,600	25,301	23,276
Foreign tax and other tax credits	(28,622)	(25,786)	(19,849)
Foreign derived intangible income	(16,380)	(17,850)	(15,068)
Excess tax benefits from equity-based compensation	(22,241)	(3,397)	(2,169)
Non-deductible expenses, net	6,107	5,040	3,322
Unrecognized tax provision (benefit), net of related Federal income taxes	616	16	(3,788)
Other	(2,246)	(6,487)	(1,427)
Provision for income taxes	$138,045	$133,322	$120,570

Excess tax benefits from equity-based compensation activity resulted in a decrease in the Company’s provision for income taxes of $22.2 million, $3.4 million and $2.2 million in 2024, 2023 and 2022, respectively, primarily due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

The components of the 2024, 2023 and 2022 consolidated provision for income taxes were as follows:

	2024	2023	2022
Provision for Federal income taxes
Current provision	$95,376	$100,287	$76,552
Deferred (benefit) provision	(8,816)	(16,467)	4,125
Total provision for Federal income taxes	86,560	83,820	80,677
Provision for state and local income taxes
Current provision	25,186	27,243	20,489
Deferred (benefit) provision	(301)	(2,991)	577
Total provision for state and local income taxes	24,885	24,252	21,066
Provision for non-resident withholding and foreign income taxes
Current provision	26,600	25,301	23,276
Deferred benefit	—	(51)	(4,449)
Total provision for non-resident withholding and foreign income taxes	26,600	25,250	18,827
Provision for income taxes	$138,045	$133,322	$120,570

As of December 29, 2024 and December 31, 2023, the significant components of net deferred income taxes were as follows:

	December 29, 2024	December 31, 2023
Deferred income tax assets
Operating lease liabilities	$55,538	$53,720
Accruals and reserves	16,193	16,176
Insurance reserves	11,800	12,592
Non-cash equity-based compensation expense	10,354	10,309
Foreign tax credit	20,970	16,798
Other	11,146	13,181
Deferred income tax assets before valuation allowance	126,001	122,776
Less, valuation allowance	(22,359)	(18,166)
Deferred income tax assets, net	103,642	104,610
Deferred income tax liabilities
Operating lease right-of-use assets	52,684	50,883
Capitalized software	8,535	14,523
Depreciation, amortization and asset basis differences	9,103	12,155
Unrealized gain on investments	9,888	13,369
Deferred income tax liabilities	80,210	90,930
Net deferred income taxes	$23,432	$13,680

Realization of the Company’s deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Although realization of the Company’s deferred tax assets is not assured, on an ongoing basis, management assesses whether it remains more likely than not the deferred tax assets will be realized.

As of December 29, 2024 and December 31, 2023, the Company had total foreign tax credits of $21.0 million and $16.8 million, respectively, which were fully offset with a corresponding valuation allowance. As of December 29, 2024 and December 31, 2023, the Company also had valuation allowances related to interest deductibility in separately filed states of $1.4 million and $1.4 million, respectively. Management believes the remaining deferred tax assets will be realized. For financial reporting purposes, the Company’s investment in foreign subsidiaries does not exceed its tax basis. Therefore, no deferred income taxes have been provided.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 29, 2024, December 31, 2023 and January 1, 2023 is as follows:

	December 29, 2024	December 31, 2023	January 1, 2023

Unrecognized tax benefits at beginning of period	$3,918	$3,902	$7,690
Additions for tax positions of current year	1,039	961	887
Additions for tax positions of prior years	241	503	958
Reductions for changes in prior year tax positions	—	(551)	(4,521)
Reductions for lapses of applicable statute of limitations	(664)	(897)	(1,112)
Unrecognized tax benefits at end of period	$4,534	$3,918	$3,902

As of December 29, 2024, the amount of unrecognized tax benefits was $4.5 million of which, if ultimately recognized, $4.5 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. As of December 29, 2024, the Company had $0.6 million of accrued interest and no accrued penalties.

As of December 31, 2023, the amount of unrecognized tax benefits was $3.9 million of which, if ultimately recognized, $3.9 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. As of December 31, 2023, the Company had $0.4 million of accrued interest and no accrued penalties.

There are currently no Internal Revenue Service audits in progress for the Company. The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2021, but it varies for state and foreign locations. The Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

(8)
Employee Benefits

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 60 days of service and are at least 18 years of age are eligible to participate in the plan. The plan requires the Company to match 100% of the first 5% of each employee’s elective deferrals. The Company’s matching contributions are made in the form of cash and vest immediately. The expenses incurred for Company contributions to the plan were $14.1 million, $12.5 million and $12.4 million in 2024, 2023 and 2022, respectively.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their base salary and up to 80% of their bonus compensation. Beginning in fiscal 2025, participants may defer up to 50% of their base salary and up to 80% of their bonus compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2024, 2023 and 2022.

The Company has an employee stock payroll deduction plan (the “ESPDP”). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock at the purchase date. The ESPDP requires employees to hold their purchased common stock for at least one year. The Company purchases common stock on the open market for the ESPDP at the current market price. There were 15,935 shares, 18,439 shares and 17,378 shares of common stock in 2024, 2023 and 2022, respectively, purchased on the open market for participating employees at a weighted-average price of $450.59 in 2024, $341.76 in 2023 and $391.23 in 2022. The expenses incurred under the ESPDP were $1.0 million, $0.9 million, and $1.0 million in 2024, 2023 and 2022, respectively.

(9)
Equity Incentive Plans

The Company’s current equity incentive plan, named the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”), benefits certain of the Company’s employees and members of the Company’s Board of Directors. As of December 29, 2024, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 2,084,307 shares were authorized for grant but have not been granted.

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

The Company recorded total non-cash equity-based compensation expense of $43.3 million, $37.5 million and $28.7 million in 2024, 2023 and 2022, respectively. The Company recorded a deferred tax benefit related to non-cash equity-based compensation expense of $6.8 million, $6.3 million and $4.9 million in 2024, 2023 and 2022, respectively.

Stock Options

As of December 29, 2024, the number of stock options granted and outstanding under the 2004 Equity Incentive Plan was 458,294 options. Stock options granted in fiscal 2015 through fiscal 2020 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vested over four years from the date of grant, generally subject to the holder’s continued employment. Stock options granted after fiscal 2020 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over three years from the date of grant, generally subject to the holder’s continued employment. Additionally, all stock options granted become fully exercisable upon vesting. These awards also contain provisions for accelerated vesting upon the retirement of the holders that have achieved specific service and age requirements.

Stock option activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Stock options at January 2, 2022	664,117	$189.64
Stock options granted	49,716	393.44
Stock options forfeited or expired	(8,712)	375.23
Stock options exercised	(32,979)	100.44
Stock options at January 1, 2023	672,142	$206.69
Stock options granted	104,711	300.16
Stock options forfeited or expired	(11,973)	351.89
Stock options exercised	(78,532)	110.22
Stock options at December 31, 2023	686,348	$229.45
Stock options granted	46,098	443.90
Stock options forfeited or expired	(3,728)	348.25
Stock options exercised	(270,424)	133.21
Stock options at December 29, 2024	458,294	$306.85	5.6	$56,919
Exercisable at December 29, 2024	334,194	$285.84	4.5	$48,051

The total intrinsic value of stock options exercised was $93.5 million, $19.6 million and $8.8 million in 2024, 2023 and 2022, respectively. Cash received from the exercise of stock options was $36.0 million, $8.7 million and $3.3 million in 2024, 2023 and 2022, respectively. The tax benefit realized from stock options exercised was $20.8 million, $4.2 million and $1.9 million in 2024, 2023 and 2022, respectively.

The Company recorded total non-cash equity-based compensation expense of $6.7 million, $5.8 million and $4.2 million in 2024, 2023 and 2022, respectively, related to stock option awards. As of December 29, 2024, there was $7.9 million of total unrecognized compensation cost related to unvested stock options granted under the 2004 Equity Incentive Plan which will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years.

Management estimated the fair value of each option grant made during 2024, 2023 and 2022 as of the date of the grant using the Black-Scholes option pricing method. The risk-free interest rate is based on the estimated expected life and is estimated based on U.S. Treasury Bond rates as of the grant date. The expected life is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price. Option valuation models require the input of highly subjective assumptions and changes in assumptions can significantly affect the estimated fair value of the Company’s stock options.

The weighted average assumptions used in estimating the fair value of each stock option granted in 2024, 2023 and 2022 using the Black-Scholes option pricing method are presented in the following table:

	2024	2023	2022
Risk-free interest rate	4.1%	4.0%	2.0%
Expected life	5.25 years	5.25 years	5.25 years
Expected volatility	32.0%	32.0%	31.0%
Expected dividend yield	1.4%	1.6%	1.1%
Weighted average fair value per stock option	$139.87	$91.25	$109.05

Other Equity-Based Compensation Arrangements

The Company granted 3,322 units, 4,553 units and 3,792 shares of restricted stock in 2024, 2023 and 2022, respectively, to members of its Board of Directors. Restricted stock units and awards granted to members of the Company’s Board of Directors were granted with a fair value equal to the market price of the Company’s common stock on the grant date and generally vest one year from the date of grant, generally subject to the director’s continued service. These awards also contain provisions for accelerated vesting upon the retirement eligibility of the holders that have achieved specified service and age requirements.

The Company granted 64,272 units, 125,285 units and 81,739 units of restricted stock in 2024, 2023 and 2022, respectively, to certain employees of the Company. These restricted stock units were granted with a fair value equal to the market price of the Company’s common stock on the grant date. These restricted stock units are generally separated into three tranches and have time-based vesting conditions with the last tranche of the award vesting three years from the grant date, generally subject to the holder’s continued employment. These awards generally also contain provisions for accelerated vesting upon the retirement of the holders that have achieved specified service and age requirements.

The Company granted 17,670 units, 37,677 units and 8,921 units of performance-based restricted stock in 2024, 2023 and 2022, respectively, to certain employees of the Company. These restricted stock units were granted with a fair value equal to the market price of the Company’s common stock on the grant date, certain of which were adjusted for the estimated fair value of the market condition included in the award. These performance-based restricted stock units may vest three years from the date of grant, generally subject to the holder’s continued employment, and have time- and performance-based vesting conditions which provide for potential payouts of the target award amount between zero percent and two hundred percent, based on the Company’s three-year achievement as compared to the specified target performance conditions. Certain of the performance-based restricted stock units also include provisions for a potential modifier (upward or downward) based on the Company’s cumulative three-year common stock total shareholder return performance relative to that of a pre-established peer group. These awards contain provisions for full or partial vesting if the holder retires during the performance period, after achieving specified service and age requirements. For the awards with a market condition, Management estimated the fair value of each performance-based restricted stock unit using a Monte-Carlo simulation pricing method. The risk-free interest rate is based on the estimated expected life and is estimated based on U.S. Treasury Bond rates as of the grant date. The Monte-Carlo simulation also includes assumptions for expected volatility based principally on the historical volatility of the Company’s share price, as well as the correlation of the Company’s share price as compared to that of the pre-established peer group.

The weighted average assumptions used in estimating the fair value of the performance-based restricted stock units granted in 2024, 2023 and 2022 that include a market condition using the Monte-Carlo simulation pricing method are presented in the following table:

	2024	2023	2022
Risk-free interest rate	4.3%	4.3%	1.9%
Expected life	2.81 years	2.80 years	2.81 years
Expected volatility	30.4%	30.2%	33.2%
Weighted average fair value per performance-based restricted stock unit	$479.39	$306.19	$396.87

The Company previously granted performance-based restricted stock to certain employees of the Company. These performance-based restricted stock awards were separated into four tranches and had time-based and performance-based vesting conditions with the last tranche vesting four years from the issuance date, generally subject to the holder’s continued employment. These awards contained provisions for full or partial vesting if the holder retires during the performance period, after achieving specified service and age requirements. The final tranche of these performance-based restricted stock awards vested in 2024.

In 2018, the Company granted 28,570 shares of restricted stock to two executives of the Company. These awards had a fair value equal to the market price of the Company’s common stock on the grant date and vested in 2022, four years from the date of the grant.

Activity related to restricted stock awards and units and performance-based restricted stock awards and units awarded under the 2004 Equity Incentive Plan is summarized as follows in the table below. The Company recorded total non-cash equity-based compensation expense of $36.6 million, $31.7 million and $24.5 million in 2024, 2023 and 2022, respectively, related to these restricted stock awards and units and performance-based restricted stock awards and units. Certain prior period disclosure amounts have been reclassified to conform to the current presentation. As of December 29, 2024, there was $49.2 million of total unrecognized compensation cost related to these restricted stock awards and units and performance-based restricted stock awards and units. The unrecognized compensation cost related to restricted stock awards and units and performance-based restricted stock awards and units is expected to be recognized over a weighted average period of 2.0 years.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 2, 2022	145,261	$339.37
Shares granted	94,452	389.49
Shares forfeited	(18,563)	375.36
Shares vested	(75,506)	312.90
Nonvested at January 1, 2023	145,644	$381.00
Shares granted	167,515	315.51
Shares forfeited	(9,799)	354.44
Shares vested	(54,225)	368.41
Nonvested at December 31, 2023	249,135	$341.86
Shares granted	85,264	453.64
Shares forfeited	(15,216)	362.18
Shares vested	(74,265)	356.22
Nonvested at December 29, 2024	244,918	$373.58

(10)
Capital Structure

On February 21, 2024, the Company’s Board of Directors authorized an additional share repurchase program to repurchase up to $1.0 billion of the Company’s common stock, in addition to the $141.3 million that was previously remaining under the previous July 20, 2021 authorization for a total authorization of $1.14 billion for future share repurchases as of that date. As of December 29, 2024, the Company had $814.3 million remaining under its authorization for repurchases of shares of the Company’s common stock.

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

During 2024, 2023 and 2022, the Company repurchased 758,242 shares, 789,977 shares and 739,847 shares of the Company’s common stock for $327.0 million, $269.0 million and $293.7 million, respectively.

As of December 29, 2024, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at December 29, 2024 and December 31, 2023 were as follows:

	December 29, 2024	December 31, 2023
Voting	34,278,732	34,722,988
Non-Voting	3,195	3,194
Total Common Stock	34,281,927	34,726,182

(11)
Segment Information

The Company has three reportable segments: (i) U.S. stores; (ii) supply chain; and (iii) international franchise.

The Company’s operations are organized by management on the combined basis of line of business and geography. The U.S. stores segment includes operations with respect to all franchised and Company-owned stores throughout the U.S. The supply chain segment primarily includes the distribution of food, and to a lesser extent, other products, from the Company’s supply chain center operations in the U.S. and Canada. Over 90% of the Company’s supply chain revenues are attributable to the U.S. The international franchise segment includes operations related to the Company’s franchising business in foreign markets. The accounting policies of the reportable segments are the same as those described in Note 1. The Company’s chief operating decision maker is its Chief Executive Officer, and he evaluates the performance of the Company’s segments and allocates resources to them based on revenues and earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income. The Company uses Segment Income to determine future business objectives and targets and for long-range planning for the reportable segments, as well as to evaluate their operating performance.

The tables below summarize the financial information, including revenues, significant segment expenses, Segment Income and capital expenditures, concerning the Company’s reportable segments for fiscal years 2024, 2023 and 2022. Intersegment revenues are comprised of sales of food, and to a lesser extent, other products, from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based.

	Fiscal year ended December 29, 2024
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$393,898	$—	$—	$393,898
U.S. franchise royalties and fees	638,193	—	—	638,193
Supply chain	—	2,966,953	—	2,966,953
Supply chain - intersegment revenues	—	(121,172)	—	(121,172)
International franchise royalties and fees	—	—	318,691	318,691
U.S. franchise advertising	509,853	—	—	509,853
Segment revenues	$1,541,944	$2,845,781	$318,691	$4,706,416
Cost of sales - food	114,220	2,027,816	—	2,142,036
Cost of sales - labor	123,251	262,312	—	385,563
Cost of sales - other (1)	78,197	202,694	—	280,891
U.S. franchise advertising	509,853	—	—	509,853
General and administrative (2)	151,030	72,348	58,029	281,407
Segment Income	$565,393	$280,611	$260,662	$1,106,666
Segment capital expenditures (3)	$10,959	$44,653	$33	$55,645

	Fiscal year ended December 31, 2023
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$376,180	$—	$—	$376,180
U.S. franchise royalties and fees	604,897	—	—	604,897
Supply chain	—	2,829,224	—	2,829,224
Supply chain - intersegment revenues	—	(114,215)	—	(114,215)
International franchise royalties and fees	—	—	310,077	310,077
U.S. franchise advertising	473,195	—	—	473,195
Segment revenues	$1,454,272	$2,715,009	$310,077	$4,479,358
Cost of sales - food	109,554	1,964,500	—	2,074,054
Cost of sales - labor	118,798	247,048	—	365,846
Cost of sales - other (1)	75,457	192,794	—	268,251
U.S. franchise advertising	473,195	—	—	473,195
General and administrative (2)	156,291	65,237	50,469	271,997
Segment Income	$520,977	$245,430	$259,608	$1,026,015
Segment capital expenditures (3)	$11,942	$34,044	$93	$46,079

	Fiscal year ended January 1, 2023
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$445,810	$—	$—	$445,810
U.S. franchise royalties and fees	556,269	—	—	556,269
Supply chain	—	2,898,069	—	2,898,069
Supply chain - intersegment revenues	—	(143,327)	—	(143,327)
International franchise royalties and fees	—	—	295,007	295,007
U.S. franchise advertising	485,330	—	—	485,330
Segment revenues	$1,487,409	$2,754,742	$295,007	$4,537,158
Cost of sales - food	139,887	2,046,049	—	2,185,936
Cost of sales - labor	135,993	240,950	—	376,943
Cost of sales - other (1)	88,764	194,919	—	283,683
U.S. franchise advertising	485,330	—	—	485,330
General and administrative (2)	198,831	64,025	58,863	321,719
Segment Income	$438,604	$208,799	$236,144	$883,547
Segment capital expenditures (3)	$9,830	$34,625	$—	$44,455

(1)
Cost of sales - other, includes delivery, occupancy costs (including rent, telephone and utilities) and insurance expense. Depreciation and amortization is not included in the measurement of Segment Income.
(2)
General and administrative expense consists primarily of labor cost (including variable performance-based compensation expense), computer expenses, professional fees, travel and entertainment, rent, insurance and other. Depreciation and amortization, non-cash equity-based compensation expense and gains and losses from the sale of assets are not included in the measurement of Segment Income.
(3)
The Company also had $53.7 million, $59.2 million and $44.4 million of other capital expenditures not attributable to the reportable segments primarily representing capitalized software in 2024, 2023 and 2022, respectively.

The following table reconciles total Segment Income to income before provision for income taxes:

	2024	2023	2022
Total Segment Income	$1,106,666	$1,026,015	$883,547
General and administrative - other (1)	(94,995)	(86,894)	(26,022)
Depreciation and amortization	(87,732)	(80,640)	(80,251)
Non-cash equity-based compensation expense	(43,255)	(37,514)	(28,709)
Loss on sale/disposal of assets	(1,527)	(1,299)	(1,813)
Refranchising (loss) gain	(158)	(149)	21,173
Income from operations	878,999	819,519	767,925
Other income	22,064	17,713	—
Interest income	17,022	11,683	3,162
Interest expense	(195,870)	(196,475)	(198,254)
Income before provision for income taxes	$722,215	$652,440	$572,833

(1)
Represents corporate administrative costs that have not been allocated to a reportable segment including labor, computer expenses, professional fees, travel and entertainment, rent, insurance and other corporate administrative costs.

In 2023, the Company changed its allocation methodology for certain costs which support certain internally developed software used across the Company’s franchise system. This allocation methodology change was implemented in order to reflect the way the chief operating decision maker allocates resources to the Company’s reportable segments and evaluates segment profitability, including the costs of internally developed software. The change in allocation methodology of certain software development costs resulted in an estimated increase in U.S. stores Segment Income of $65.7 million and an estimated increase in international franchise Segment Income of $8.9 million. These estimated increases in U.S. stores and international franchise Segment Income were offset by a corresponding $74.6 million decrease in unallocated general and administrative - other expenses. The change in allocation methodology of certain software development costs in 2023 had no impact on revenues, income from operations or supply chain Segment Income. The change in allocation methodology for certain software development costs was a prospective change and the comparative information for fiscal 2022 has not been restated.

The following table summarizes the Company’s identifiable asset information by reportable segment as of December 29, 2024 and December 31, 2023:

	December 29, 2024	December 31, 2023
U.S. stores	$240,408	$232,336
Supply chain	641,523	631,908
International franchise	38,306	37,981
Reportable segment assets	920,237	902,225
Unallocated	816,776	772,674
Total assets	$1,737,013	$1,674,899

Unallocated assets primarily include cash and cash equivalents, restricted cash and cash equivalents, certain accounts receivable and prepaid expenses, investments and marketable securities, certain long-lived assets including certain property, plant and equipment, capitalized software and the operating lease right-of-use asset for the Company’s corporate headquarters and deferred income taxes. Over 95% of the Company’s long-lived assets including property, plant and equipment, capitalized software and operating lease right-of-use assets are located in the U.S.

The following table summarizes the Company’s goodwill balance by reportable segment as of December 29, 2024 and December 31, 2023:

	December 29, 2024	December 31, 2023
U.S. stores	$10,511	$10,621
Supply chain	1,067	1,067
Consolidated goodwill	$11,578	$11,688

(12)
Company-owned Store Transactions

During 2024, the Company refranchised two U.S. Company-owned stores for proceeds of less than $0.1 million. The pre-tax refranchising loss associated with the sale of the related assets and liabilities, including goodwill, was approximately $0.2 million and was recorded in refranchising loss in the Company’s consolidated statements of income.

During 2023, the Company refranchised one U.S. Company-owned store for proceeds of less than $0.1 million. The pre-tax refranchising loss associated with the sale of the related assets and liabilities, including goodwill, was approximately $0.1 million and was recorded in refranchising loss in the Company’s consolidated statements of income.

During 2022, the Company purchased 23 U.S. franchised stores in Michigan from certain of the Company’s existing U.S. franchisees for $6.8 million, which included $4.0 million of intangibles, $1.7 million of equipment and leasehold improvements and $1.1 million of goodwill.

Also, during 2022, the Company refranchised 114 U.S. Company-owned stores in Arizona and Utah for proceeds of $41.1 million. In connection with the refranchising of the stores, the Company recorded a $21.2 million pre-tax gain on the sale of the related assets and liabilities, including a $4.3 million reduction in goodwill. The net gain on the sale of these stores was recorded in refranchising gain in the Company’s consolidated statements of income.

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

(c)
Management’s Annual Report on Internal Control over Financial Reporting.

The management of Domino’s Pizza, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 29, 2024 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 29, 2024. The effectiveness of the Company’s internal control over financial reporting as of December 29, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

Our directors and officers (as defined in Section 16 of the Exchange Act (“Section 16”)) may from time to time enter into plans for the purchase or sale of Domino’s stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

During the fiscal quarter ended December 29, 2024, the following Section 16 officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•
Sandeep Reddy, our Executive Vice President, Chief Financial Officer, adopted a new Rule 10b5-1 trading arrangement on December 10, 2024. The plan’s maximum duration is until December 31, 2025, and first trades will not occur until March 11, 2025 at the earliest. The trading plan, which is subject to certain conditions, is intended to permit Mr. Reddy to sell from time to time an aggregate of up to 3,299 shares of our common stock, the actual amount of which may be less based on tax withholdings and performance and vesting conditions of performance-based stock units and restricted stock units, upon such vesting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers.

Name	Age	Position
Russell J. Weiner	56	Chief Executive Officer and Director
Joseph H. Jordan	51	President, U.S. and Global Services
Sandeep Reddy	54	Executive Vice President, Chief Financial Officer
Kelly E. Garcia	49	Executive Vice President, Chief Technology Officer
Frank R. Garrido	54	Executive Vice President, Chief Restaurant Officer
Cynthia A. Headen	56	Executive Vice President, Chief Supply Chain Officer
Kevin S. Morris	64	Executive Vice President, General Counsel and Corporate Secretary
Maureen S. Pittenger	51	Executive Vice President, Chief Human Resources Officer
Katherine E. Trumbull	43	Executive Vice President, Chief Marketing Officer

Russell J. Weiner has served as Domino’s Chief Executive Officer since May 2022. Prior to becoming CEO, Mr. Weiner served as Chief Operating Officer and President, Domino’s U.S. from July 2020 to April 2022, Chief Operating Officer and President of the Americas from July 2018 to July 2020, President, Domino’s USA from October 2014 to July 2018 and joined Domino’s as Executive Vice President and Chief Marketing Officer in September 2008. Prior to joining Domino’s, Mr. Weiner held various marketing positions at PepsiCo, Inc. from 1998 to 2008, most recently serving as Vice President of Marketing, Colas for Pepsi-Cola North America. Mr. Weiner has served on Domino’s Board of Directors since April 2022 when he was elected in conjunction with his appointment as Chief Executive Officer effective May 2022. Mr. Weiner also serves on the Board of Directors of The Clorox Company.

Joseph H. Jordan has served as Domino’s President, U.S. and Global Services since May 2022. Mr. Jordan previously served as Executive Vice President of International from April 2018 to April 2022, Senior Vice President and Chief Marketing Officer from May 2015 to April 2018, and joined Domino’s as Vice President of Innovation in September 2011. Prior to joining Domino’s, Mr. Jordan served most recently as Senior Director of Marketing at Pepsi-Cola North America where he worked for six years, held marketing roles at Philips Electronics and Unilever and was a consultant for Accenture. Mr. Jordan also serves on the Board of Directors of The Boston Beer Company, Inc. and DPC Dash Ltd.

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

Maureen S. Pittenger has served as Domino’s Executive Vice President, Chief Human Resources Officer since July 2024. Ms. Pittenger previously worked as Senior Vice President and Chief Human Resources Officer at Dana Inc. from February 2022 to June 2024, after joining Dana in January 2019 as the Vice President of Corporate Human Resources. Prior to that, she held escalating leadership roles in human resources at Visteon Corporation, beginning in 2001.

Katherine E. Trumbull has served as Domino’s Executive Vice President, Chief Marketing Officer since November 2024. Ms. Trumbull previously served as Senior Vice President, Chief Brand Officer from March 2023 to November 2024 and Senior Vice President, Brand and Product Innovation from November 2021 to March 2023. Prior to that, Ms. Trumbull held escalating leadership roles at Domino’s, including Vice President of Advertising and Hispanic Marketing, Director of Digital Marketing, Director of Loyalty and Manager of Field Marketing, beginning in 2011. Before joining Domino’s, Ms. Trumbull worked in brand management at Procter & Gamble.

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 29, 2024.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 29, 2024. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 29, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 29, 2024.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 29, 2024.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

1. Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)

Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023

Consolidated Statements of Income for the Years Ended December 29, 2024, December 31, 2023 and January 1, 2023

Consolidated Statements of Comprehensive Income for the Years Ended December 29, 2024, December 31, 2023 and January 1, 2023

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 29, 2024, December 31, 2023 and January 1, 2023

Consolidated Statements of Cash Flows for the Years Ended December 29, 2024, December 31, 2023 and January 1, 2023

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

10.14	Sixteenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of July 21, 2021 (Incorporated by reference to Exhibit 10.14 to the 2021 10-K).
10.15*	Domino’s Pizza Deferred Compensation Plan effective as of October 8, 2024.
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

10.20*

Amended and Restated Domino’s Pizza, Inc. Employee Stock Payroll Deduction Plan dated as of February 21, 2023 (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 26, 2023 (the "March 2023 10-Q")).

10.21*	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).
10.22*

Form of 2021 Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 20, 2021 (the “June 2021 10-Q”)).

10.23*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the June 2021 10-Q).
10.24*	Form of Restricted Stock Unit Award Agreement (three-year vesting) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the June 2021 10-Q).
10.25*

Form of Restricted Stock Unit Award Agreement (two vesting dates) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended September 12, 2021).

10.26*

Form of Restricted Stock Unit Award Agreement (three vesting dates) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the registrant's quarterly report on Form 10-Q for the quarter ended March 27, 2022 (the “March 2022 10-Q”)).

10.27*

Form of Restricted Stock Unit Award Agreement (two-year vesting with acceleration events) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 19, 2022 (the “June 2022 8-K”)).

10.28*

Form of Restricted Stock Unit Award Agreement (three-year vesting with acceleration events) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the June 2022 8-K).

10.29*

Form of 2023 Performance-Based Restricted Stock Unit Award Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the March 2023 10-Q).

10.30*

Form of 2023 Restricted Stock Unit Award Agreement (three-year vesting) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the March 2023 10-Q).

10.31*	Form of 2023 Employee Stock Option Agreement under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the March 2023 10-Q).
10.32*

Form of 2023 Restricted Stock Unit Award Agreement (three vesting dates) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the March 2023 10-Q).

10.33*

Form of 2023 Restricted Stock Unit Award Agreement (two vesting dates) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the March 2023 10-Q).

10.34*	Form of 2023 Restricted Stock Unit Award Agreement for Directors under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 to the March 2023 10-Q).
10.35*

Amended and Restated Employment Agreement dated as of February 24, 2022 between Domino’s Pizza, Inc., Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 1, 2022 (the “March 2022 8-K”)).

10.36*	Time Sharing Agreement dated as of February 24, 2022 by and between Domino’s Pizza LLC and Russell J. Weiner (Incorporated by reference to Exhibit 10.2 to the March 2022 8-K).
10.37*	Employment Agreement dated as of February 25, 2022 by and between Domino’s Pizza LLC and Sandeep Reddy (Incorporated by reference to Exhibit 10.3 to the March 2022 8-K).
10.38*

Addendum to Amended and Restated Employment Agreement dated as of June 22, 2018 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 17, 2018 (the “June 2018 10-Q”)).

10.39*

Second Addendum to Amended and Restated Employment Agreement dated as of December 29, 2018 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.39 to the registrant’s annual report on Form 10-K for the year ended December 30, 2018 (the “December 2018 10-K”)).

10.40*

Third Addendum to Amended and Restated Employment Agreement dated as of January 30, 2020 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 22, 2020).

10.41*

Amended and Restated Employment Agreement dated as of March 2, 2022 by and between Domino’s Pizza LLC and Joseph H. Jordan (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2022).

10.42*	Employment Agreement dated as of September 21, 2020 by and between Domino’s Pizza LLC and Kelly E. Garcia. (Incorporated by reference to Exhibit 10.54 to the 2023 10-K).
10.43*	Employment Agreement dated as of July 30, 2020 by and between Domino’s Pizza LLC and Arthur P. D’Elia. (Incorporated by reference to Exhibit 10.55 to the 2023 10-K).
10.44*	Letter Agreement dated as of February 24, 2022 by and between Domino’s Pizza LLC and Arthur P. D’Elia.
10.45*	Separation Agreement and General Release dated as of October 21, 2024 by and between Domino’s Pizza LLC and Arthur P. D’Elia.
10.46	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to the June 2022 10-Q).
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

10.53

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

10.54

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

10.55

Eighth Supplement dated as of July 23, 2024 to the Amended and Restated Base Indenture dated as of March 15, 2012 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 8, 2024).

10.56

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

10.57

Series 2017-1 Supplement dated as of July 24, 2017 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee, Series 2017-1 Securities Intermediary and Calculation Agent (Incorporated by reference to Exhibit 4.2 to the July 2017 8-K).

10.58

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

10.59

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

10.60

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

10.61

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

10.62

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

10.63

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

10.64

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

10.65

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

10.66

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

10.67

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

10.68

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

10.69

Second Amendment dated as of September 19, 2023 to the Class A-1 Note Purchase Agreement, dated as of April 16, 2021, by and between Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC, Domino’s EQ LLC and Domino’s SPV Guarantor LLC, each as Guarantor, Domino’s Pizza LLC, as manager, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.78 to the 2023 10-K).

10.70	Class A-1 Note Purchase Agreement, dated September 16, 2022, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s

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

10.71

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

10.72

Amended and Restated Management Agreement dated as of March 15, 2012 among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s Pizza LLC, as Manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to the March 2012 8-K).

10.73

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

10.74

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

10.75

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

10.76

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

10.77

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

10.78	Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the October 2015 8-K).
10.79

Amendment No. 1 dated as of October 21, 2015 to the Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.5 to the October 2015 8-K).

10.80

Amendment No. 2 dated April 16, 2021 to the Parent Company Support Agreement dated as of March 15, 2012 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.3 to the April 2021 8-K).

10.81

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

10.82	Board of Directors’ Compensation.
19.1	Domino’s Pizza, Inc. Insider Trading Policy and Addendum.

21.1	Subsidiaries of Domino’s Pizza, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
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

97.1	Domino's Pizza, Inc. Policy for Recoupment of Incentive Compensation Effective as of October 2, 2023. (Incorporated by reference to Exhibit 97.1 to the 2023 10-K).
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

* A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 29,	December 31,
	2024	2023
ASSETS
ASSETS:
Total assets	$—	$—
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Equity in net deficit of subsidiaries	$3,962,291	$4,070,367
Total liabilities	3,962,291	4,070,367
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 34,281,927 in 2024 and 34,726,182 in 2023 issued and outstanding	343	347
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	1,272	2,801
Retained deficit	(3,956,474)	(4,069,648)
Accumulated other comprehensive loss	(7,432)	(3,867)
Total stockholders’ deficit	(3,962,291)	(4,070,367)
Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	For the Years Ended
	December 29,	December 31,	January 1,
	2024	2023	2023
REVENUES	$—	$—	$—
Total revenues	—	—	—
OPERATING EXPENSES	—	—	—
Total operating expenses	—	—	—
INCOME FROM OPERATIONS	—	—	—
Equity earnings in subsidiaries	584,170	519,118	452,263
INCOME BEFORE PROVISION FOR INCOME TAXES	584,170	519,118	452,263
PROVISION FOR INCOME TAXES	—	—	—
NET INCOME	$584,170	$519,118	$452,263
COMPREHENSIVE INCOME	$580,605	$519,945	$450,389
EARNINGS PER SHARE:
Common Stock – basic	$16.83	$14.80	$12.66
Common Stock – diluted	$16.69	$14.66	$12.53

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 29,	December 31,	January 1,
	2024	2023	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$512,014	$435,551	$458,679
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	—	(6)	—
Net cash used in investing activities	—	(6)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock dividends and equivalents	(209,945)	(169,772)	(157,531)
Purchases of common stock	(326,995)	(269,025)	(293,740)
Other	24,926	3,246	(7,408)
Net cash used in financing activities	(512,014)	(435,551)	(458,679)
CHANGE IN CASH	—	(6)	—
CASH, AT BEGINNING OF PERIOD	—	6	6
CASH, AT END OF PERIOD	$—	$—	$6

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.

NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

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

(2)
Supplemental Disclosures of Cash Flow Information

During 2024, 2023 and 2022, the Parent Company received dividends from its subsidiaries primarily consisting of amounts received to pay dividends and repurchase common stock.

During 2024, the Company repurchased and retired $327.0 million in shares of its common stock under the Company’s Board of Directors-approved share repurchase program. During 2024, Domino’s Pizza LLC, a subsidiary of the Parent Company, made $2.6 million in excise tax payments related to this share repurchase program.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer
February 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ Russell J. Weiner
Russell J. Weiner	Chief Executive Officer and Director
February 24, 2025	(Principal Executive Officer)

/s/ Sandeep Reddy
Sandeep Reddy	Executive Vice President, Chief Financial Officer
February 24, 2025	(Principal Financial Officer)

/s/ Jessica L. Parrish
Jessica L. Parrish	Vice President, Chief Accounting Officer and Treasurer
February 24, 2025	(Principal Accounting Officer)

/s/ David A. Brandon
David A. Brandon	Executive Chairman of the Board of Directors
February 24, 2025

/s/ C. Andrew Ballard
C. Andrew Ballard	Director
February 24, 2025

/s/ Andrew B. Balson
Andrew B. Balson	Director
February 24, 2025

/s/ Corie S. Barry
Corie S. Barry	Director
February 24, 2025

/s/ Diana F. Cantor
Diana F. Cantor	Director
February 24, 2025

/s/ Richard L. Federico
Richard L. Federico	Director
February 24, 2025

/s/ James A. Goldman
James A. Goldman	Director
February 24, 2025

/s/ Patricia E. Lopez
Patricia E. Lopez	Director
February 24, 2025