Form 10-Q
period 2025-03-23
DOMINOS PIZZA INC
filed 2025-04-28
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 23, 2025

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

As of April 21, 2025, Domino’s Pizza, Inc. had 34,241,477 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 23, 2025	December 29, 2024
Assets
Current assets:
Cash and cash equivalents	$304,320	$186,126
Restricted cash and cash equivalents	197,412	195,370
Accounts receivable, net	302,837	309,104
Inventories	73,236	70,919
Prepaid expenses and other	38,528	40,363
Advertising fund assets, restricted	99,601	103,396
Total current assets	1,015,934	905,278
Property, plant and equipment:
Land and buildings	104,355	104,793
Leasehold and other improvements	196,227	191,718
Equipment	398,077	390,542
Construction in progress	16,336	22,717
	714,995	709,770
Accumulated depreciation and amortization	(420,069)	(408,591)
Property, plant and equipment, net	294,926	301,179
Other assets:
Operating lease right-of-use assets	217,097	210,302
Goodwill	12,117	11,578
Capitalized software, net	156,119	155,025
Investment in DPC Dash	106,726	82,699
Deferred income tax assets, net	25,722	23,432
Other assets	48,978	47,520
Total other assets	566,759	530,556
Total assets	$1,877,619	$1,737,013
Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$1,149,764	$1,149,679
Accounts payable	123,086	85,898
Operating lease liabilities	42,194	39,920
Insurance reserves	24,646	25,658
Dividends payable	61,429	2,246
Advertising fund liabilities	97,403	101,567
Other accrued liabilities	198,238	207,494
Total current liabilities	1,696,760	1,612,462
Long-term liabilities:
Long-term debt, less current portion	3,825,995	3,825,659
Operating lease liabilities	188,547	181,983
Insurance reserves	32,667	33,229
Other accrued liabilities	46,338	45,971
Total long-term liabilities	4,093,547	4,086,842
Stockholders’ deficit:
Common stock	342	343
Additional paid-in capital	892	1,272
Retained deficit	(3,906,833)	(3,956,474)
Accumulated other comprehensive loss	(7,089)	(7,432)
Total stockholders’ deficit	(3,912,688)	(3,962,291)
Total liabilities and stockholders’ deficit	$1,877,619	$1,737,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
	March 23,	March 24,
(In thousands, except per share data)	2025	2024
Revenues:
U.S. Company-owned stores	$91,598	$92,649
U.S. franchise royalties and fees	151,000	150,518
Supply chain	669,924	659,214
International franchise royalties and fees	75,559	71,966
U.S. franchise advertising	123,975	110,300
Total revenues	1,112,056	1,084,647
Cost of sales:
U.S. Company-owned stores	76,911	76,458
Supply chain	591,998	586,319
Total cost of sales	668,909	662,777
Gross margin	443,147	421,870
General and administrative	109,077	101,024
U.S. franchise advertising	123,975	110,300
Refranchising loss	—	133
Income from operations	210,095	210,413
Other income (expense)	24,027	(18,699)
Interest income	3,945	3,739
Interest expense	(45,585)	(45,846)
Income before provision for income taxes	192,482	149,607
Provision for income taxes	42,831	23,783
Net income	$149,651	$125,824
Earnings per share:
Common stock - basic	$4.37	$3.62
Common stock - diluted	$4.33	$3.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended
	March 23,	March 24,
(In thousands)	2025	2024
Net income	$149,651	$125,824
Currency translation adjustment	343	(1,125)
Comprehensive income	$149,994	$124,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
	March 23,	March 24,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$149,651	$125,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,362	19,869
Refranchising loss	—	133
Loss on sale/disposal of assets	266	90
Amortization of debt issuance costs	1,210	1,266
Benefit for deferred income taxes	(2,290)	(3,757)
Non-cash equity-based compensation expense	10,381	11,338
Excess tax benefits from equity-based compensation	(1,569)	(8,104)
Benefit for losses on accounts and notes receivable	(57)	(8)
Unrealized (gain) loss on investments	(24,027)	18,699
Changes in operating assets and liabilities	34,244	(9,961)
Changes in advertising fund assets and liabilities, restricted	(9,095)	(31,925)
Net cash provided by operating activities	179,076	123,464
Cash flows from investing activities:
Capital expenditures	(14,745)	(20,181)
Other	(1,225)	(1,305)
Net cash used in investing activities	(15,970)	(21,486)
Cash flows from financing activities:
Repayments of long-term debt and finance lease obligations	(646)	(13,525)
Proceeds from exercise of stock options	7,529	10,774
Purchases of common stock	(50,000)	(25,000)
Tax payments for restricted stock upon vesting	(8,158)	(6,700)
Payments of common stock dividends and equivalents	(617)	(343)
Net cash used in financing activities	(51,892)	(34,794)
Effect of exchange rate changes on cash	296	(672)
Change in cash and cash equivalents, restricted cash and cash equivalents	111,510	66,512

Cash and cash equivalents, beginning of period	186,126	114,098
Restricted cash and cash equivalents, beginning of period	195,370	200,870
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	80,928	88,165
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	462,424	403,133

Cash and cash equivalents, end of period	304,320	203,894
Restricted cash and cash equivalents, end of period	197,412	209,752
Cash and cash equivalents included in advertising fund assets, restricted, end of period	72,202	55,999
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$573,934	$469,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except share and per share amounts)

March 23, 2025

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Additionally, the condensed consolidated balance sheet at December 29, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain captions have been conformed to the current period presentation. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended December 29, 2024 included in the Company’s 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2025 (the “ 2024 Form 10-K”).

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the first quarter ended March 23, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2025.

2. Segment Information

The Company has three reportable segments: (i) U.S. stores; (ii) supply chain; and (iii) international franchise.

The Company’s operations are organized by management on the combined basis of line of business and geography. The U.S. stores segment includes operations with respect to all franchised and Company-owned stores throughout the U.S. The supply chain segment primarily includes the distribution of food and, to a lesser extent, other products, from the Company’s supply chain center operations in the U.S. and Canada. The international franchise segment includes operations related to the Company’s franchising business in foreign markets. The Company’s chief operating decision maker is its Chief Executive Officer, and he evaluates the performance of the Company’s segments and allocates resources to them based on revenues and earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income. The Company uses Segment Income to determine future business objectives and targets and for long-range planning for the reportable segments, as well as to evaluate their operating performance.

The tables below summarize the financial information, including revenues, significant segment expenses, Segment Income and capital expenditures, concerning the Company’s reportable segments for the first quarters ended March 23, 2025 and March 24, 2024. Intersegment revenues are comprised of sales of food and, to a lesser extent, other products, from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based.

The Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) in the fourth quarter of 2024. The Company has included the relevant interim disclosures retrospectively for all periods presented in the condensed consolidated financial statements.

	Fiscal Quarter Ended March 23, 2025
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$91,598	$—	$—	$91,598
U.S. franchise royalties and fees	151,000	—	—	151,000
Supply chain	—	697,910	—	697,910
Supply chain - intersegment revenues	—	(27,986)	—	(27,986)
International franchise royalties and fees	—	—	75,559	75,559
U.S. franchise advertising	123,975	—	—	123,975
Segment revenues	$366,573	$669,924	$75,559	$1,112,056
Cost of sales - food	27,211	471,616	—	498,827
Cost of sales - labor	29,181	61,882	—	91,063
Cost of sales - other (1)	17,752	49,347	—	67,099
U.S. franchise advertising	123,975	—	—	123,975
General and administrative (2)	36,636	14,259	11,780	62,675
Segment Income	$131,818	$72,820	$63,779	$268,417
Segment capital expenditures (3)	$976	$5,510	$—	$6,486

	Fiscal Quarter Ended March 24, 2024
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$92,649	$—	$—	$92,649
U.S. franchise royalties and fees	150,518	—	—	150,518
Supply chain	—	686,642	—	686,642
Supply chain - intersegment revenues	—	(27,428)	—	(27,428)
International franchise royalties and fees	—	—	71,966	71,966
U.S. franchise advertising	110,300	—	—	110,300
Segment revenues	$353,467	$659,214	$71,966	$1,084,647
Cost of sales - food	26,642	469,937	—	496,579
Cost of sales - labor	29,674	62,218	—	91,892
Cost of sales - other (1)	17,186	46,016	—	63,202
U.S. franchise advertising	110,300	—	—	110,300
General and administrative (2)	33,557	16,467	12,634	62,658
Segment Income	$136,108	$64,576	$59,332	$260,016
Segment capital expenditures (3)	$2,597	$2,775	$—	$5,372

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

(3)

The Company also had $8.7 million and $14.2 million of other capital expenditures not attributable to the reportable segments primarily representing capitalized software in the first quarters of 2025 and 2024, respectively.

The following table reconciles total Segment Income to income before provision for income taxes:

	Fiscal Quarter Ended
	March 23, 2025	March 24, 2024
Total Segment Income	$268,417	$260,016
General and administrative - other (1)	(27,313)	(18,173)
Depreciation and amortization	(20,362)	(19,869)
Non-cash equity-based compensation expense	(10,381)	(11,338)
Loss on sale/disposal of assets	(266)	(90)
Refranchising loss	—	(133)
Income from operations	210,095	210,413
Other income (expense)	24,027	(18,699)
Interest income	3,945	3,739
Interest expense	(45,585)	(45,846)
Income before provision for income taxes	$192,482	$149,607

(1)

Represents corporate administrative costs that have not been allocated to a reportable segment including labor, computer expenses, professional fees, travel and entertainment, rent, insurance and other corporate administrative costs.

The Company’s chief operating decision maker is not regularly provided financial information related to the assets of the reportable segments, and he does not evaluate their performance or allocate resources to them based on assets. Therefore, total assets by reportable segment are not included in the Company’s segment disclosures.

3. Earnings Per Share

	Fiscal Quarter Ended
	March 23,	March 24,
	2025	2024
Net income available to common stockholders - basic and diluted	$149,651	$125,824
Basic weighted average number of shares	34,284,052	34,800,310
Earnings per share – basic	$4.37	$3.62
Diluted weighted average number of shares	34,553,820	35,154,232
Earnings per share – diluted	$4.33	$3.58

The denominators used in calculating diluted earnings per share for common stock for the first quarters ended March 23, 2025 and March 24, 2024 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	Fiscal Quarter Ended
	March 23,	March 24,
	2025	2024
Anti-dilutive shares underlying stock-based awards
Stock options	91,269	87,419
Restricted stock awards and units	—	51,587
Performance condition not met
Restricted stock awards and units	41,957	62,114

4. Stockholders’ Deficit

The following table summarizes the changes in stockholders’ deficit for the first quarter of 2025.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 29, 2024	34,281,927	$343	$1,272	$(3,956,474)	$(7,432)
Net income	—	—	—	149,651	—
Dividends declared on common stock and equivalents ($1.74 per share)	—	—	—	(59,800)	—
Issuance and cancellation of stock awards, net	54,516	—	—	—	—
Tax payments for restricted stock upon vesting	(18,630)	—	(8,158)	—	—
Purchases of common stock	(115,280)	(1)	(10,132)	(40,210)	—
Exercise of stock options	28,280	—	7,529	—	—
Non-cash equity-based compensation expense	—		10,381	—	—
Currency translation adjustment	—	—	—	—	343
Balance at March 23, 2025	34,230,813	$342	$892	$(3,906,833)	$(7,089)

Subsequent to the end of the first quarter of 2025, on April 23, 2025, the Company’s Board of Directors declared a $1.74 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 13, 2025 to be paid on June 30, 2025.

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

Fair Value of Investments

The Company holds a non-controlling interest in DPC Dash Ltd (“DPC Dash”), the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. The Company accounts for its investment in DPC Dash as a trading security and records it at fair value at the end of each reporting period, with gains and losses recorded in other income or expense in its condensed consolidated statements of income. As of March 23, 2025, the fair value of the Company’s investment in 8,101,019 DPC Dash ordinary shares is based on the active exchange quoted price for the equity security of HK$102.40 per share (HK: 1405). The Company recorded a positive adjustment to the carrying amount of its investment in DPC Dash of $24.0 million in the first quarter of 2025, with the gain recorded in other income in its condensed consolidated statements of income. The Company recorded a negative adjustment to the carrying amount of its investment in DPC Dash of $18.7 million in the first quarter of 2024 with the loss recorded in other expense in its condensed consolidated statements of income.

The following tables summarize the carrying amounts and fair values of certain assets at March 23, 2025 and December 29, 2024:

	At March 23, 2025
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$253,286	$253,286	$—	$—
Restricted cash equivalents	116,519	116,519	—	—
Investments in marketable securities	22,387	22,387	—	—
Advertising fund cash equivalents, restricted	51,707	51,707	—	—
Investment in DPC Dash	106,726	106,726	—	—

	At December 29, 2024
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$127,074	$127,074	$—	$—
Restricted cash equivalents	140,669	140,669	—	—
Investments in marketable securities	20,638	20,638	—	—
Advertising fund cash equivalents, restricted	70,350	70,350	—	—
Investment in DPC Dash	82,699	82,699	—	—

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

Management estimated the approximate fair values of the Company’s 2015, 2017, 2018, 2019 and 2021 notes as follows:

	March 23, 2025		December 29, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$742,000	$739,032	$742,000	$739,032
2017 Ten-Year Notes	940,000	920,260	940,000	915,560
2018 7.5-Year Notes	402,688	400,674	402,688	399,869
2018 9.25-Year Notes	379,000	373,315	379,000	370,662
2019 Ten-Year Notes	648,000	610,416	648,000	599,400
2021 7.5-Year Notes	826,625	760,495	826,625	750,576
2021 Ten-Year Notes	972,500	861,635	972,500	850,938

The Company did not have any outstanding borrowings under its variable funding notes at March 23, 2025 or December 29, 2024.

6. Leverage Ratio and Debt Classification

In accordance with the Company’s debt agreements, the payment of principal on the outstanding senior notes may be suspended if the Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. As of the end of the first quarter of 2025 and the end of the fourth quarter of 2024, the Company had a Holdco Leverage Ratio of less than 5.0x, and accordingly, the outstanding principal amounts of the Company’s 2021 Notes, 2019 Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes (refer to Note 5, above) have been classified as long-term debt in the condensed consolidated balance sheet as of March 23, 2025 and December 29, 2024.

The anticipated repayment date for the 2018 7.5-Year Notes and the 2015 Ten-Year Notes (refer to Note 5, above) is October 2025 and accordingly, the outstanding principal amounts for these notes have been classified as current portion of long-term debt in the condensed consolidated balance sheet as of March 23, 2025 and December 29, 2024. The Company expects to refinance the 2018 7.5-Year Notes and the 2015 Ten-Year Notes prior to the anticipated repayment date. If the Company does not refinance the 2018 7.5-Year Notes and the 2015 Ten-Year Notes prior to the anticipated repayment date, additional interest of at least 5% per annum will accrue and the Company’s cash flows other than technology fees and a weekly management fee to cover certain general and administrative expenses would be directed to the repayment of the securitized debt.

7. Revenue Disclosures

Contract Liabilities

Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $5.0 million and $5.1 million were included in current other accrued liabilities as of March 23, 2025 and December 29, 2024, respectively. Deferred franchise fees and deferred development fees of $15.0 million and $15.8 million were included in long-term other accrued liabilities as of March 23, 2025 and December 29, 2024, respectively.

Changes in deferred franchise fees and deferred development fees for the first quarters of 2025 and 2024 were as follows:

	Fiscal Quarter Ended
	March 23,	March 24,
	2025	2024
Deferred franchise fees and deferred development fees, beginning of period	$20,946	$25,195
Revenue recognized during the period	(1,668)	(1,364)
New deferrals due to cash received and other	726	1,330
Deferred franchise fees and deferred development fees, end of period	$20,004	$25,161

Advertising Fund Assets

As of March 23, 2025, advertising fund assets, restricted of $99.6 million consisted of $72.2 million of cash and cash equivalents, $16.9 million of accounts receivable and $10.5 million of prepaid expenses. As of March 23, 2025, advertising fund cash and cash equivalents included $2.2 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

As of December 29, 2024, advertising fund assets, restricted of $103.4 million consisted of $80.9 million of cash and cash equivalents, $14.3 million of accounts receivable and $8.2 million of prepaid expenses. As of December 29, 2024, advertising fund cash and cash equivalents included $1.8 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

8. Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters with expiration dates through 2045. Rent expense totaled $21.8 million and $21.2 million in the first quarter of 2025 and the first quarter of 2024, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $2.0 million and $1.7 million in the first quarter of 2025 and the first quarter of 2024, respectively. Variable rent expense and rent expense for other short-term leases were immaterial in both the first quarter of 2025 and 2024.

The components of operating and finance lease cost for the first quarters of 2025 and 2024 were as follows:

	Fiscal Quarter Ended
	March 23,	March 24,
	2025	2024
Operating lease cost	$12,112	$11,253
Finance lease cost:
Amortization of right-of-use assets	1,258	1,324
Interest on lease liabilities	871	984
Total finance lease cost	$2,129	$2,308

Supplemental cash flow information related to leases for the first quarters of 2025 and 2024 were as follows:

	Fiscal Quarter Ended
	March 23,	March 24,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,113	$10,340
Operating cash flows from finance leases	871	984
Financing cash flows from finance leases	631	636
Cash paid for amounts included in the measurement of financing obligation from sale leaseback:
Operating cash flows from sale leaseback	198	299
Financing cash flows from sale leaseback	15	14
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15,967	16,706
Finance leases	—	1,121

As of March 23, 2025, the Company had additional leases for certain supply chain real estate and certain supply chain vehicles that had not yet commenced with estimated future minimum rental commitments of $166.4 million. These leases are expected to commence in 2025 and 2026 with lease terms of up to 20 years. These undiscounted amounts will be included in the Company’s condensed consolidated balance sheet at the respective commencement dates.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $11.5 million and $12.8 million as of March 23, 2025 and December 29, 2024, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

9. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $3.6 million at March 23, 2025 and $3.1 million at December 29, 2024. The Company also had $3.4 million and $3.0 million in non-cash financing activity related to accruals for excise taxes on share repurchases as of March 23, 2025 and December 29, 2024, respectively.

10. Company-owned Store Transactions

During the first quarter of 2025, the Company purchased two U.S. franchised stores from one of the Company’s former U.S. franchisees. The Company recorded $0.3 million of intangibles, $0.1 million of equipment and leasehold improvements and $0.5 million of goodwill, with a corresponding liability to the seller of $0.9 million.

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

Recently Adopted Accounting Standards

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which requires disclosure on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within the reported measure of segment profit or loss. In addition, the ASU requires disclosure of other segment expenses by reportable segment and a description of their composition to permit the reconciliation between segment revenue, significant segment expenses and the reported segment measure of profit or loss. The ASU also requires disclosure of the title and position of the chief operating decision maker.

On December 29, 2024, the end of the 2024 fiscal year, the Company adopted ASU 2023-07. The relevant interim disclosures are included within Note 2, Segment Information.

Accounting Standards Not Yet Adopted

The Company has considered all new accounting pronouncements issued by the FASB. The Company has not yet adopted the following accounting standards:

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

ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements.

ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40): Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40): Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disclosure on an interim and annual basis, a tabular disclosure of the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. Disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The standard can be applied prospectively or retrospectively.

ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2025 and 2024 first quarters referenced herein represent the twelve-week periods ended March 23, 2025 and March 24, 2024, respectively. In this section, we discuss the results of our operations for the first quarter of 2025 as compared to the first quarter of 2024.

Overview

Domino’s is the largest pizza company in the world, with more than 21,300 locations in over 90 markets around the world as of March 23, 2025, and operates two distinct service models within its stores with a significant business in both delivery and carryout. We are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores through both the delivery and carryout service models. We have been selling quality, affordable food to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. Over more than 60 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.

We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of March 23, 2025. Franchising enables an individual to be a business owner and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

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

Domino’s generates revenues and earnings by charging royalties and fees to our franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s® brand marks. We also generate revenues and earnings by selling food and, to a lesser extent, other products to franchisees through our supply chain operations primarily in the U.S. and Canada and by operating a number of Company-owned stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling food and, to a lesser extent, other products to those sub-franchisees, as well as by running pizza stores. We believe that everyone in the system can benefit from the franchise model, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.

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

First Quarter of 2025 Highlights

As discussed above, our Hungry for MORE strategy aims to generate MORE sales, MORE stores and MORE profits.

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 4.7% as compared to the first quarter of 2024. U.S. retail sales increased 1.3% and international retail sales, excluding foreign currency impact, increased 8.2% as compared to the first quarter of 2024. Same store sales declined 0.5% in our U.S. stores and increased 3.7% in our international stores (excluding foreign currency impact).
•
Global net store decline of 8, including 17 net store openings in the U.S. and 25 net store closures internationally.
•
Income from operations decreased 0.2%.

Excluding the negative impact of foreign currency, Domino’s experienced global retail sales growth during the first quarter of 2025, driven by net store growth during the trailing four quarters in both our U.S. and international businesses, as well as same store sales growth in our international business. Overall, we believe our global retail sales growth, excluding foreign currency impact, marketing initiatives, operations and emphasis on technology have combined to strengthen our brand. These financial and statistical measures are described in additional detail below.

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

	First Quarter of 2025	First Quarter of 2024
Global retail sales:
U.S. stores	$2,240.8	$2,212.0
International stores	2,223.5	2,152.1
Total	$4,464.3	$4,364.1

Global Retail Sales Growth, Excluding Foreign Currency Impact

Global retail sales growth, excluding foreign currency impact is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Global retail sales growth, excluding foreign currency impact is calculated as the change of international local currency global retail sales against the comparable period of the prior year. Changes in global retail sales growth, excluding foreign currency impact are primarily driven by same store sales growth and net store growth.

	First Quarter of 2025	First Quarter of 2024
U.S. stores	+ 1.3%	+ 7.8%
International stores (excluding foreign currency impact)	+ 8.2%	+ 6.8%
Total (excluding foreign currency impact)	+ 4.7%	+ 7.3%

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

	First Quarter of 2025	First Quarter of 2024
U.S. Company-owned stores	(2.9)%	+ 8.5%
U.S. franchise stores	(0.4)%	+ 5.5%
U.S. stores	(0.5)%	+ 5.6%
International stores (excluding foreign currency impact)	+ 3.7%	+ 0.9%

U.S. same store sales declined 0.5% in the first quarter of 2025, rolling over an increase in U.S. same store sales of 5.6% in the first quarter of 2024. The decline in U.S. same store sales was driven by lower customer transaction counts, partially offset by an increase in average ticket. International same store sales (excluding foreign currency impact) increased 3.7% in the first quarter of 2025, rolling over an increase in international same store sales (excluding foreign currency impact) of 0.9% in the first quarter of 2024. The increase in international same store sales was driven by higher customer transaction counts.

Store Growth Activity

Net store growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Net store growth is calculated by netting gross store openings with gross store closures during the period. Transfers between Company-owned stores and franchised stores are excluded from the calculation of net store growth.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at December 29, 2024	292	6,722	7,014	14,352	21,366
Openings	—	20	20	203	223
Closings	—	(3)	(3)	(228)	(231)
Transfers	2	(2)	—	—	—
Store count at March 23, 2025	294	6,737	7,031	14,327	21,358
First quarter 2025 net store growth	—	17	17	(25)	(8)
Trailing four quarters net store growth	4	153	157	446	603

Income Statement Data

	First Quarter of 2025		First Quarter of 2024
Revenues:
U.S. Company-owned stores	$91.6		$92.6
U.S. franchise royalties and fees	151.0		150.5
Supply chain	669.9		659.2
International franchise royalties and fees	75.6		72.0
U.S. franchise advertising	124.0		110.3
Total revenues	1,112.1	100.0%	1,084.6	100.0%
Cost of sales:
U.S. Company-owned stores	76.9		76.5
Supply chain	592.0		586.3
Total cost of sales	668.9	60.2%	662.8	61.1%
Gross margin	443.1	39.8%	421.9	38.9%
General and administrative	109.1	9.8%	101.0	9.3%
U.S. franchise advertising	124.0	11.1%	110.3	10.2%
Refranchising loss	—	—	0.1	0.0%
Income from operations	210.1	18.9%	210.4	19.4%
Other income (expense)	24.0	2.2%	(18.7)	(1.7)%
Interest expense, net	(41.6)	(3.8)%	(42.1)	(3.9)%
Income before provision for income taxes	192.5	17.3%	149.6	13.8%
Provision for income taxes	42.8	3.8%	23.8	2.2%
Net income	$149.7	13.5%	$125.8	11.6%

Revenues

	First Quarter of 2025		First Quarter of 2024
U.S. Company-owned stores	$91.6	8.2%	$92.6	8.5%
U.S. franchise royalties and fees	151.0	13.6%	150.5	13.9%
Supply chain	669.9	60.3%	659.2	60.8%
International franchise royalties and fees	75.6	6.8%	72.0	6.6%
U.S. franchise advertising	124.0	11.1%	110.3	10.2%
Total revenues	$1,112.1	100.0%	$1,084.6	100.0%

Revenues primarily consist of retail sales from our Company-owned stores, royalties and fees and advertising contributions from our U.S. franchised stores, royalties and fees from our international franchised stores and sales of food and, to a lesser extent, other products from our supply chain centers to substantially all of our U.S. franchised stores and certain international franchised stores. Company-owned store and franchised store revenues may vary from period to period due to changes in store count mix. Supply chain revenues may vary significantly from period to period as a result of fluctuations in commodity prices as well as the mix of products we sell.

Consolidated revenues increased $27.4 million, or 2.5%, in the first quarter of 2025 as compared to the first quarter of 2024, primarily due to higher U.S. franchise advertising revenues, higher supply chain revenues and higher international franchise royalties and fees. U.S. franchise advertising revenues increased primarily as a result of a decrease in advertising incentives related to certain brand promotions and the increase in the advertising contribution rate. Supply chain revenues were higher as a result of an increase in our food basket pricing to stores of 4.8%, which was partially offset by the transition of our equipment and supplies business to a third-party supplier and a shift in the relative mix of products we sell. International franchise royalties and fees increased primarily as a result of same store sales growth and net store growth during the trailing four quarters, but were partially offset by the negative impact of foreign currency exchange rates on international franchise royalty revenues. These changes in revenues are described in more detail below.

U.S. Stores

	First Quarter of 2025		First Quarter of 2024
U.S. Company-owned stores	$91.6	25.0%	$92.6	26.2%
U.S. franchise royalties and fees	151.0	41.2%	150.5	42.6%
U.S. franchise advertising	124.0	33.8%	110.3	31.2%
Total U.S. stores revenues	$366.6	100.0%	$353.5	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations decreased $1.0 million, or 1.1%, in the first quarter of 2025 primarily due to lower same store sales.

U.S. Company-owned same store sales declined 2.9% in the first quarter of 2025 and increased 8.5% in the first quarter of 2024.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $0.5 million, or 0.3%, in the first quarter of 2025 primarily due to an increase in the average number of U.S. franchised stores open during the period resulting from net store growth.

U.S. franchise same store sales declined 0.4% in the first quarter of 2025 and increased 5.5% in the first quarter of 2024.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising increased $13.7 million, or 12.4%, in the first quarter of 2025 primarily due to a decrease in advertising incentives related to certain brand promotions and the return to the standard 6.0% advertising contribution rate at the beginning of the second quarter of 2024 following the end of the temporary reduction to 5.75%.

Supply Chain

Supply chain revenues increased $10.7 million, or 1.6%, in the first quarter of 2025 primarily due to an increase in our food basket pricing to stores, partially offset by the transition of our equipment and supplies business to a third-party supplier and a shift in the relative mix of products we sell. Our food basket pricing to stores increased 4.8% in the first quarter of 2025, which resulted in an estimated $36 million increase in supply chain revenues. The food basket pricing change, a statistical measure utilized by management, is calculated as the percentage change of the food basket (including both food and cardboard products) purchased by an average U.S. store (based on average weekly unit sales) from our U.S. supply chain centers against the comparable period of the prior year. We believe this measure is important to understanding Company performance because as our food basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees increased $3.6 million, or 5.0%, in the first quarter of 2025 primarily due to same store sales growth (excluding foreign currency impact) and net store growth during the trailing four quarters, but these increases were partially offset by the negative impact of changes in foreign currency exchange rates of approximately $3.2 million in the first quarter of 2025. The impact of changes in foreign currency exchange rates on international franchise royalty revenues, a statistical measure utilized by management, is calculated as the difference in international franchise royalty revenues resulting from translating current year local currency results to U.S. dollars at current year exchange rates as compared to prior year exchange rates. We believe this measure is important to understanding Company performance given the significant variability in international franchise royalty revenues that can be driven by changes in foreign currency exchange rates.

International franchise same store sales increased 3.7% in the first quarter of 2025 and increased 0.9% in the first quarter of 2024, each excluding the impact of foreign currency exchange rates.

Cost of Sales / Gross Margin

	First Quarter of 2025		First Quarter of 2024
Total revenues	$1,112.1	100.0%	$1,084.6	100.0%
Total cost of sales	668.9	60.2%	662.8	61.1%
Gross margin	$443.1	39.8%	$421.9	38.9%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food and labor costs, as well as other costs including delivery, occupancy costs (including rent, telephone, utilities and depreciation) and insurance expense. Consolidated gross margin (which we define as revenues less cost of sales) increased $21.2 million, or 5.0%, in the first quarter of 2025 due primarily to higher franchise advertising revenues (as discussed above), as well as gross margin dollar growth within supply chain, discussed below. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. Additionally, as food basket prices fluctuate, revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate, and further, cost of sales, gross margins and gross margin percentages for our U.S. Company-owned stores also fluctuate.

As a percentage of revenues, consolidated gross margin increased 0.9 percentage points to 39.8% in the first quarter of 2025 from 38.9% in the first quarter of 2024. U.S. Company-owned store gross margin decreased 1.5 percentage points in the first quarter of 2025, and supply chain gross margin increased 0.5 percentage points in the first quarter of 2025. Changes in the significant components of gross margin are described in more detail below.

U.S. Company-Owned Store Gross Margin

	First Quarter of 2025		First Quarter of 2024
Revenues	$91.6	100.0%	$92.6	100.0%
Cost of sales	76.9	84.0%	76.5	82.5%
Store gross margin	$14.7	16.0%	$16.1	17.5%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) decreased $1.5 million, or 9.3%, in the first quarter of 2025. As a percentage of store revenues, U.S. Company-owned store gross margin decreased 1.5 percentage points in the first quarter of 2025. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs increased 0.9 percentage points to 29.7% in the first quarter of 2025, driven by the increase in the food basket pricing to stores.
•
Labor costs decreased 0.1 percentage points to 31.9% in the first quarter of 2025.
•
Lower sales leverage driven by lower order counts contributed to the remaining decrease in U.S. Company-owned store gross margin.

Supply Chain Gross Margin

	First Quarter of 2025		First Quarter of 2024
Revenues	$669.9	100.0%	$659.2	100.0%
Cost of sales	592.0	88.4%	586.3	88.9%
Supply chain gross margin	$77.9	11.6%	$72.9	11.1%

Supply chain gross margin increased $5.0 million, or 6.9%, in the first quarter of 2025. As a percentage of supply chain revenues, supply chain gross margin increased 0.5 percentage points in the first quarter of 2025. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs decreased 0.9 percentage points to 70.4% in the first quarter of 2025, driven primarily by procurement productivity.
•
Labor costs decreased 0.2 percentage points to 9.2% in the first quarter of 2025.

General and Administrative Expenses

General and administrative expenses increased $8.1 million, or 8.0%, in the first quarter of 2025, primarily related to approximately $5 million in severance expenses associated with an organizational realignment that took place in the first quarter of 2025.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses increased $13.7 million, or 12.4%, in the first quarter of 2025, consistent with the increase in U.S. franchise advertising revenues, as discussed above. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand, and these revenues cannot be used for general corporate purposes.

Other Income (Expense)

During the first quarters of 2025 and 2024, we recorded a $24.0 million pre-tax unrealized gain and an $18.7 million pre-tax unrealized loss, respectively, on our investment in DPC Dash (refer to Note 5 of the condensed consolidated financial statements). The recorded amount of our investment is based on the active exchange quoted price for the equity security.

Interest Expense, Net

Interest expense, net decreased $0.5 million, or 1.1%, in the first quarter of 2025, driven primarily by higher interest income on our cash equivalents.

Our weighted average borrowing rate was 3.8% in both the first quarter of 2025 and 2024.

Provision for Income Taxes

Provision for income taxes increased $19.0 million, or 80.1%, in the first quarter of 2025 due to a higher effective tax rate, as well as higher income before provision for income taxes. The effective tax rate increased to 22.3% during the first quarter of 2025 as compared to 15.9% in the first quarter of 2024, driven primarily by a 4.6 percentage point unfavorable change in the impact of excess tax benefits from equity-based compensation, as well as other rate and discrete items.

Segment Income

We evaluate the performance of our reportable segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income. Segment Income for each of our reportable segments is summarized in the table below.

	First Quarter of 2025	First Quarter of 2024
U.S. stores	$131.8	$136.1
Supply chain	72.8	64.6
International franchise	63.8	59.3

U.S. Stores

U.S. stores Segment Income decreased $4.3 million, or 3.2%, in the first quarter of 2025, primarily due to a shift in the relative mix of labor cost associated with internally developed software, as well as the $1.5 million decrease in U.S. Company-owned store gross margin discussed above.

U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income.

Supply Chain

Supply chain Segment Income increased $8.2 million, or 12.8%, in the first quarter of 2025, primarily due to the $5.0 million increase in supply chain gross margin discussed above.

International Franchise

International franchise Segment Income increased $4.4 million, or 7.5%, in the first quarter of 2025, primarily due to higher international franchise royalties and fees revenues, as discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. As of March 23, 2025, we had negative working capital totaling $880.4 million, primarily due to the current portion of long-term debt (see discussion below, as well as Note 6 to the condensed consolidated financial statements). Our working capital amount excludes restricted cash and cash equivalents of $197.4 million, advertising fund assets, restricted, of $99.6 million and advertising fund liabilities of $97.4 million. Working capital includes total unrestricted cash and cash equivalents of $304.3 million.

Our primary sources of liquidity are cash flows from operations and availability of borrowings under our variable funding notes. During the first quarter of 2025, we experienced an increase in both U.S. and international retail sales (excluding foreign currency impact). Additionally, both our U.S. and international businesses grew store counts during the trailing four quarters. These factors contributed to our continued ability to generate positive operating cash flows. In addition to our cash flows from operations, we have two variable funding note facilities. These facilities include our Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2022 Variable Funding Notes”), which allows for advances of up to $120.0 million, as well as our Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2021 Variable Funding Notes,” and, together with the 2022 Variable Funding Notes, the “2022 and 2021 Variable Funding Notes”), which allows for advances of up to $200.0 million and certain other credit instruments, including letters of credit. The letters of credit primarily relate to our casualty insurance programs. As of March 23, 2025, we had no outstanding borrowings and $263.6 million of available borrowing capacity under our 2022 and 2021 Variable Funding Notes, net of letters of credit issued of $56.4 million.

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

Our ability to continue to fund these items and continue to service our debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our 2024 Form 10-K. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under our 2022 and 2021 Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our outstanding senior notes and to service, extend or refinance our 2022 and 2021 Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Restricted Cash

As of March 23, 2025, we had $146.9 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $50.3 million of restricted cash equivalents held in a three-month interest reserve as required by the indenture governing the securitized debt and $0.2 million of other restricted cash for a total of $197.4 million of restricted cash and cash equivalents. As of March 23, 2025, we also held $72.2 million of advertising fund restricted cash and cash equivalents which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

As of March 23, 2025, we had approximately $4.98 billion of long-term debt, of which $1.15 billion was classified as a current liability. As of March 23, 2025, our fixed rate notes from the recapitalizations we completed in 2021, 2019, 2018, 2017 and 2015 had original scheduled principal payments of $1.18 billion in the remainder of 2025, $39.3 million in 2026, $1.31 billion in 2027, $817.9 million in 2028, $631.0 million in 2029, $10.0 million in 2030 and $912.5 million in 2031. However, in accordance with our debt agreements, the payment of principal on our outstanding senior notes may be suspended if our Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. As of the end of the first quarter of 2025 and the fourth quarter of 2024, we had a Holdco Leverage Ratio of less than 5.0x, and accordingly, the outstanding principal amounts of the Company’s 2021 Notes, 2019 Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes (refer to Note 6 to the condensed consolidated financial statements) have been classified as long-term debt in our condensed consolidated balance sheet as of March 23, 2025 and December 29, 2024.

The anticipated repayment date for the 2018 7.5-Year Notes and the 2015 Ten-Year Notes (refer to Note 6 to the condensed consolidated financial statements) is October 2025 and accordingly, the outstanding principal amounts for these notes have been classified as current portion of long-term debt in the condensed consolidated balance sheet as of March 23, 2025 and December 29, 2024. The Company expects to refinance the 2018 7.5-Year Notes and the 2015 Ten-Year Notes prior to the anticipated repayment date. If the Company does not refinance the 2018 7.5-Year Notes and the 2015 Ten-Year Notes prior to the anticipated repayment date, additional interest of at least 5% per annum will accrue and the Company’s cash flows other than technology fees and a weekly management fee to cover certain general and administrative expenses would be directed to the repayment of the securitized debt.

The notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation. The covenant requires a minimum coverage ratio of 1.75x total debt service to securitized net cash flow, each as defined in the indenture governing the securitized debt. In the event that certain covenants are not met, the notes may become due and payable on an accelerated schedule.

Share Repurchase Programs

Our share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our 2022 and 2021 Variable Funding Notes.

During the first quarter of 2025, we repurchased and retired 115,280 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $50.0 million. As of March 23, 2025, we had a total remaining authorized amount for share repurchases of approximately $764.3 million.

Dividends

On February 19, 2025, our Board of Directors declared a $1.74 per share quarterly dividend on our outstanding common stock for shareholders of record as of March 14, 2025, which was paid on March 28, 2025. We had approximately $61.4 million accrued for common stock dividends at March 23, 2025. Subsequent to the end of the first quarter of 2025, on April 23, 2025, our Board of Directors declared a $1.74 per share quarterly dividend on our outstanding common stock for shareholders of record as of June 13, 2025, to be paid on June 30, 2025.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

	First Quarter of 2025	First Quarter of 2024
Cash flows provided by (used in)
Net cash provided by operating activities	$179.1	$123.5
Net cash used in investing activities	(16.0)	(21.5)
Net cash used in financing activities	(51.9)	(34.8)
Effect of exchange rate changes on cash	0.3	(0.7)
Change in cash and cash equivalents, restricted cash and cash equivalents	$111.5	$66.5

Operating Activities

Cash provided by operating activities increased $55.6 million in the first quarter of 2025, as a result of the positive impact of changes in operating assets and liabilities and a positive change in restricted advertising fund assets and liabilities. The positive impact of changes in operating assets and liabilities of $50.8 million primarily related to the timing of payments on accounts payable and accrued liabilities in the first quarter of 2025 as compared to the first quarter of 2024. Additionally, the $22.8 million positive impact of changes in restricted advertising fund assets and liabilities in the first quarter of 2025 as compared to the first quarter of 2024 was a result of the timing and amount of advertising contributions and the timing and amount of payments for advertising activities. These increases were partially offset by lower net income, excluding non-cash adjustments. Net income increased $23.8 million; however, this increase was more than offset by non-cash adjustments of $41.8 million (primarily representing the changes in the unrealized gains and losses associated with the remeasurement of the Company’s investment in DPC Dash), resulting in an overall decrease to cash provided by operating activities in the first quarter of 2025 as compared to the first quarter of 2024 of $18.0 million.

Investing Activities

Cash used in investing activities was $16.0 million in the first quarter of 2025, which primarily consisted of $14.7 million of capital expenditures (driven primarily by investments in consumer and store technology, supply chain centers and corporate store operations).

Financing Activities

Cash used in financing activities was $51.9 million in the first quarter of 2025, which included the repurchase of approximately $50.0 million in common stock under our Board of Directors-approved share repurchase program, tax payments for the vesting of restricted stock of $8.2 million, repayments of finance lease obligations of $0.6 million and dividend payments of $0.6 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $7.5 million.

Critical Accounting Estimates

For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K. The Company considers its most significant accounting policies and estimates to be long-lived assets, casualty insurance reserves and income taxes. There have been no material changes to the Company’s critical accounting estimates since December 29, 2024.

Forward-Looking Statements

This filing contains various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “may,” “will,” “plans,” “predicts,” “projects,” “seeks,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, our anticipated profitability, estimates in same store sales growth, store growth and the growth of our U.S. and international business in general, our ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our expectations are more fully described in our filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our 2024 Form 10-K for the fiscal year ended December 29, 2024. Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our substantial indebtedness as a result of our recapitalization transactions and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future; the impact a downgrade in our credit rating may have on our business, financial condition and results of operations; our future financial performance and our ability to pay principal and interest on our indebtedness; the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry, including the food service and food delivery markets; our ability to successfully implement our growth strategy, including through our participation in the third-party order aggregation marketplace; labor shortages or changes in operating expenses resulting from increases in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs or negative economic conditions; the effectiveness of our advertising, operations and promotional initiatives; shortages, interruptions or disruptions in the supply or delivery of fresh food products and store equipment; additional risks our international operations subject us to, which may differ in each country in which we and our franchisees do business; our ability and that of our franchisees to successfully operate in the current and future credit environment; the impact of social media or a boycott on our business, brand and reputation; the impact of new or improved technologies and alternative methods of delivery on consumer behavior; new product, digital ordering and concept developments by us, and other food-industry competitors; our ability to maintain good relationships with and attract new franchisees, and franchisees’ ability to successfully manage their operations without negatively impacting our royalty payments and fees or our brand’s reputation; our ability to successfully implement cost-saving strategies; changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence or negative economic conditions in general; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation and maintain demand for new stores; the impact that widespread illness, health epidemics or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate; changes in foreign currency exchange rates; changes in income tax rates; our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel; our ability to find and/or retain suitable real estate for our stores and supply chain centers; changes in government legislation and regulations, including changes in laws and regulations regarding information privacy, payment methods, advertising and consumer protection and social media; adverse legal judgments or settlements; food-borne illness or contamination of products or food tampering or other events that may impact our reputation; data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees; the impact that environmental, social and governance matters may have on our business and reputation; the effect of war, terrorism, catastrophic events, other geopolitical or reputational considerations or climate change; our ability to pay dividends and repurchase shares; changes in consumer tastes, spending and traffic patterns and demographic trends; changes in accounting policies; and adequacy of our insurance coverage. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. All forward-looking statements speak only as of the date of this filing and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or other applicable law, we will not undertake, and specifically disclaim, any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this filing, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on the forward-looking statements included in this filing or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes, and, at March 23, 2025, we are exposed to interest rate risk on borrowings under our variable funding notes. As of March 23, 2025, we had no outstanding borrowings under our 2022 and 2021 Variable Funding Notes.

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

Our fixed-rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. As of March 23, 2025, we had approximately $1.14 billion of debt classified as current associated with our 2018 7.5-Year Notes and 2015 Ten-Year Notes for which the anticipated repayment date is October 2025. We expect to refinance the 2018 7.5-Year Notes and 2015 Ten-Year Notes prior to the anticipated repayment date, and we expect, based upon current benchmark rates, to refinance those notes at higher interest rates.

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

Foreign Currency Exchange Risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.8% of our total revenues in the first quarter of 2025 and approximately 6.6% of our total revenues in the first quarter of 2024 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. We estimate that a hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $7.4 million in the first quarter of 2025.

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

During the quarterly period ended March 23, 2025, there were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes with respect to those risk factors previously disclosed in Item 1A “Risk Factors” in Part I of our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program (2)
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #1 (December 30, 2024 to January 26, 2025)	1,014	$432.85	—	$814,337
Period #2 (January 27, 2025 to February 23, 2025)	1,575	461.65	—	814,337
Period #3 (February 24, 2025 to March 23, 2025)	118,117	435.25	115,280	764,337
Total	120,706	$435.58	115,280	$764,337

(1)	5,426 shares in the first quarter of 2025 were purchased as part of the Company’s employee stock payroll deduction plan at an average price of $474.94.
(2)

On February 21, 2024, the Company’s Board of Directors authorized an additional share repurchase program to repurchase up to $1.0 billion of the Company’s common stock, in addition to the $141.3 million that was previously remaining for a total authorization of $1.14 billion for future share repurchases as of that date. As of March 23, 2025, $764.3 million remained available for future purchases of the Company’s common stock under this share repurchase program.

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

During the first quarter ended March 23, 2025, the following Section 16 officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•
Russell J. Weiner, our Chief Executive Officer and Director, adopted a new Rule 10b5-1 trading arrangement on March 13, 2025. The plan’s maximum duration is until July 31, 2026, and first trades will not occur until June 11, 2025 at the earliest. The trading plan, which is subject to certain conditions, is intended to permit Mr. Weiner to exercise and sell from time to time a tranche of 10,850 stock options set to expire on July 20, 2026.

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

Item 6. Exhibits.

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Award Agreement (cliff vesting with acceleration events) under the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
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

DOMINO’S PIZZA, INC. (Registrant)
Date: April 28, 2025	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer (Principal Financial Officer)