Form 10-Q
period 2025-06-15
DOMINOS PIZZA INC
filed 2025-07-21
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2025

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

As of July 14, 2025, Domino’s Pizza, Inc. had 33,948,921 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 15, 2025	December 29, 2024
Assets
Current assets:
Cash and cash equivalents	$272,859	$186,126
Restricted cash and cash equivalents	211,734	195,370
Accounts receivable, net	284,606	309,104
Inventories	69,705	70,919
Prepaid expenses and other	45,556	40,363
Advertising fund assets, restricted	123,098	103,396
Total current assets	1,007,558	905,278
Property, plant and equipment:
Land and buildings	104,593	104,793
Leasehold and other improvements	189,419	191,718
Equipment	404,888	390,542
Construction in progress	13,111	22,717
	712,011	709,770
Accumulated depreciation and amortization	(421,741)	(408,591)
Property, plant and equipment, net	290,270	301,179
Other assets:
Operating lease right-of-use assets	222,676	210,302
Goodwill	10,764	11,578
Capitalized software, net	158,166	155,025
Investment in DPC Dash	46,667	82,699
Deferred income tax assets, net	26,135	23,432
Other assets	49,057	47,520
Total other assets	513,465	530,556
Total assets	$1,811,293	$1,737,013
Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$1,149,989	$1,149,679
Accounts payable	131,088	85,898
Operating lease liabilities	43,003	39,920
Insurance reserves	24,880	25,658
Dividends payable	61,246	2,246
Advertising fund liabilities	120,790	101,567
Other accrued liabilities	157,185	207,494
Total current liabilities	1,688,181	1,612,462
Long-term liabilities:
Long-term debt, less current portion	3,825,847	3,825,659
Operating lease liabilities	192,739	181,983
Insurance reserves	33,148	33,229
Other accrued liabilities	46,005	45,971
Total long-term liabilities	4,097,739	4,086,842
Stockholders’ deficit:
Common stock	339	343
Additional paid-in capital	843	1,272
Retained deficit	(3,971,182)	(3,956,474)
Accumulated other comprehensive loss	(4,627)	(7,432)
Total stockholders’ deficit	(3,974,627)	(3,962,291)
Total liabilities and stockholders’ deficit	$1,811,293	$1,737,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 15,	June 16,	June 15,	June 16,
(In thousands, except per share data)	2025	2024	2025	2024
Revenues:
U.S. Company-owned stores	$92,456	$92,264	$184,054	$184,913
U.S. franchise royalties and fees	156,261	147,576	307,261	298,094
Supply chain	687,062	659,244	1,356,986	1,318,458
International franchise royalties and fees	77,164	73,696	152,723	145,662
U.S. franchise advertising	132,201	124,956	256,176	235,256
Total revenues	1,145,144	1,097,736	2,257,200	2,182,383
Cost of sales:
U.S. Company-owned stores	78,073	76,059	154,984	152,517
Supply chain	606,101	584,646	1,198,099	1,170,965
Total cost of sales	684,174	660,705	1,353,083	1,323,482
Gross margin	460,970	437,031	904,117	858,901
General and administrative	107,608	115,947	216,685	216,971
U.S. franchise advertising	132,201	124,956	256,176	235,256
Refranchising (gain) loss	(3,883)	25	(3,883)	158
Income from operations	225,044	196,103	435,139	406,516
Other (expense) income	(15,974)	11,398	8,053	(7,301)
Interest income	3,829	4,219	7,774	7,958
Interest expense	(44,648)	(44,721)	(90,233)	(90,567)
Income before provision for income taxes	168,251	166,999	360,733	316,606
Provision for income taxes	37,160	25,021	79,991	48,804
Net income	$131,091	$141,978	$280,742	$267,802
Earnings per share:
Common stock - basic	$3.84	$4.07	$8.20	$7.68
Common stock - diluted	$3.81	$4.03	$8.14	$7.61

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 15,	June 16,	June 15,	June 16,
(In thousands)	2025	2024	2025	2024
Net income	$131,091	$141,978	$280,742	$267,802
Currency translation adjustment	2,462	(483)	2,805	(1,608)
Comprehensive income	$133,553	$141,495	$283,547	$266,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
	June 15,	June 16,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$280,742	$267,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,713	40,218
Refranchising (gain) loss	(3,883)	158
Loss on sale/disposal of assets	612	327
Amortization of debt issuance costs	2,419	2,475
Benefit for deferred income taxes	(2,700)	(6,246)
Non-cash equity-based compensation expense	21,356	22,024
Excess tax benefits from equity-based compensation	(2,343)	(20,238)
(Benefit) provision for losses on accounts and notes receivable	(4)	111
Unrealized and realized (gain) loss on investments, net	(8,053)	7,301
Changes in operating assets and liabilities	19,663	(31,660)
Changes in advertising fund assets and liabilities, restricted	18,338	(8,122)
Net cash provided by operating activities	366,860	274,150
Cash flows from investing activities:
Capital expenditures	(35,231)	(43,683)
Sale of investments	44,085	—
Proceeds from sale of assets	8,458	73
Other	(2,517)	(1,350)
Net cash provided by (used in) investing activities	14,795	(44,960)
Cash flows from financing activities:
Repayments of long-term debt and finance lease obligations	(1,861)	(14,764)
Proceeds from exercise of stock options	12,319	31,467
Purchases of common stock	(203,041)	(25,000)
Tax payments for restricted stock upon vesting	(8,472)	(9,260)
Payments of common stock dividends and equivalents	(60,257)	(53,100)
Net cash used in financing activities	(261,312)	(70,657)
Effect of exchange rate changes on cash	1,848	(990)
Change in cash and cash equivalents, restricted cash and cash equivalents	122,191	157,543

Cash and cash equivalents, beginning of period	186,126	114,098
Restricted cash and cash equivalents, beginning of period	195,370	200,870
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	80,928	88,165
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	462,424	403,133

Cash and cash equivalents, end of period	272,859	283,699
Restricted cash and cash equivalents, end of period	211,734	197,019
Cash and cash equivalents included in advertising fund assets, restricted, end of period	100,022	79,958
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$584,615	$560,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except share and per share amounts)

June 15, 2025

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Additionally, the condensed consolidated balance sheet at December 29, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain captions have been conformed to the current period presentation. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended December 29, 2024 included in the Company’s 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2025 (the “2024 Form 10-K”).

The 2025 and 2024 second quarters referenced herein represent the twelve-week periods ended June 15, 2025 and June 16, 2024, respectively. The 2025 and 2024 two fiscal quarters referenced herein represent the twenty-four-week periods ended June 15, 2025 and June 16, 2024, respectively. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the second quarter and two fiscal quarters ended June 15, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2025.

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

The tables below summarize the financial information, including revenues, significant segment expenses, Segment Income and capital expenditures, concerning the Company’s reportable segments for the second quarters and two fiscal quarters ended June 15, 2025 and June 16, 2024. Intersegment revenues are comprised of sales of food and, to a lesser extent, other products, from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based.

The Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) in the fourth quarter of 2024. The Company has included the relevant interim disclosures retrospectively for all periods presented in the condensed consolidated financial statements.

	Fiscal Quarter Ended June 15, 2025
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$92,456	$—	$—	$92,456
U.S. franchise royalties and fees	156,261	—	—	156,261
Supply chain	—	714,658	—	714,658
Supply chain - intersegment revenues	—	(27,596)	—	(27,596)
International franchise royalties and fees	—	—	77,164	77,164
U.S. franchise advertising	132,201	—	—	132,201
Segment revenues	$380,918	$687,062	$77,164	$1,145,144
Cost of sales - food	27,279	487,484	—	514,763
Cost of sales - labor	27,632	60,024	—	87,656
Cost of sales - other (1)	20,486	49,211	—	69,697
U.S. franchise advertising	132,201	—	—	132,201
General and administrative (2)	39,337	16,132	11,600	67,069
Segment Income	$133,983	$74,211	$65,564	$273,758
Segment capital expenditures (3)	$1,983	$9,076	$—	$11,059

	Two Fiscal Quarters Ended June 15, 2025
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$184,054	$—	$—	$184,054
U.S. franchise royalties and fees	307,261	—	—	307,261
Supply chain	—	1,412,567	—	1,412,567
Supply chain - intersegment revenues	—	(55,581)	—	(55,581)
International franchise royalties and fees	—	—	152,723	152,723
U.S. franchise advertising	256,176	—	—	256,176
Segment revenues	$747,491	$1,356,986	$152,723	$2,257,200
Cost of sales - food	54,490	959,100	—	1,013,590
Cost of sales - labor	56,813	121,906	—	178,719
Cost of sales - other (1)	38,238	98,558	—	136,796
U.S. franchise advertising	256,176	—	—	256,176
General and administrative (2)	75,973	30,391	23,380	129,744
Segment Income	$265,801	$147,031	$129,343	$542,175
Segment capital expenditures (3)	$2,959	$14,586	$—	$17,545

	Fiscal Quarter Ended June 16, 2024
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$92,264	$—	$—	$92,264
U.S. franchise royalties and fees	147,576	—	—	147,576
Supply chain	—	686,464	—	686,464
Supply chain - intersegment revenues	—	(27,220)	—	(27,220)
International franchise royalties and fees	—	—	73,696	73,696
U.S. franchise advertising	124,956	—	—	124,956
Segment revenues	$364,796	$659,244	$73,696	$1,097,736
Cost of sales - food	26,321	468,461	—	494,782
Cost of sales - labor	28,477	61,700	—	90,177
Cost of sales - other (1)	18,408	45,946	—	64,354
U.S. franchise advertising	124,956	—	—	124,956
General and administrative (2)	37,152	18,151	14,599	69,902
Segment Income	$129,482	$64,986	$59,097	$253,565
Segment capital expenditures (3)	$2,215	$9,642	$33	$11,890

	Two Fiscal Quarters Ended June 16, 2024
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$184,913	$—	$—	$184,913
U.S. franchise royalties and fees	298,094	—	—	298,094
Supply chain	—	1,373,390	—	1,373,390
Supply chain - intersegment revenues	—	(54,932)	—	(54,932)
International franchise royalties and fees	—	—	145,662	145,662
U.S. franchise advertising	235,256	—	—	235,256
Segment revenues	$718,263	$1,318,458	$145,662	$2,182,383
Cost of sales - food	52,963	938,398	—	991,361
Cost of sales - labor	58,151	123,918	—	182,069
Cost of sales - other (1)	35,594	91,962	—	127,556
U.S. franchise advertising	235,256	—	—	235,256
General and administrative (2)	70,709	34,617	27,233	132,559
Segment Income	$265,590	$129,563	$118,429	$513,582
Segment capital expenditures (3)	$4,812	$12,417	$33	$17,262

(1)

Cost of sales - other, includes delivery, occupancy costs (including rent, telephone and utilities) and insurance expense. Depreciation and amortization is not included in the measurement of Segment Income.

(2)

General and administrative expense consists primarily of labor cost (including variable performance-based compensation expense), computer expenses, professional fees, travel and entertainment, rent, insurance and other. Depreciation and amortization, non-cash equity-based compensation expense, gains and losses from the sale/disposal of assets and refranchising gains and losses are not included in the measurement of Segment Income.

(3)

The Company also had $10.1 million and $14.4 million of other capital expenditures not attributable to the reportable segments primarily representing capitalized software in the second quarters of 2025 and 2024, respectively. The Company had $18.8 million and $28.6 million of other capital expenditures not attributable to the reportable segments primarily representing capitalized software in the two fiscal quarters of 2025 and 2024, respectively.

The following table reconciles total Segment Income to income before provision for income taxes:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 15, 2025	June 16, 2024	June 15, 2025	June 16, 2024
Total Segment Income	$273,758	$253,565	$542,175	$513,582
General and administrative - other (1)	(20,925)	(26,165)	(48,238)	(44,339)
Depreciation and amortization	(20,351)	(20,349)	(40,713)	(40,218)
Non-cash equity-based compensation expense	(10,975)	(10,686)	(21,356)	(22,024)
Loss on sale/disposal of assets	(346)	(237)	(612)	(327)
Refranchising gain (loss)	3,883	(25)	3,883	(158)
Income from operations	225,044	196,103	435,139	406,516
Other (expense) income	(15,974)	11,398	8,053	(7,301)
Interest income	3,829	4,219	7,774	7,958
Interest expense	(44,648)	(44,721)	(90,233)	(90,567)
Income before provision for income taxes	$168,251	$166,999	$360,733	$316,606

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

3. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 15,	June 16,	June 15,	June 16,
	2025	2024	2025	2024
Net income available to common stockholders - basic and diluted	$131,091	$141,978	$280,742	$267,802
Basic weighted average number of shares	34,163,399	34,904,786	34,223,725	34,852,548
Earnings per share – basic	$3.84	$4.07	$8.20	$7.68
Diluted weighted average number of shares	34,401,016	35,224,080	34,477,191	35,199,277
Earnings per share – diluted	$3.81	$4.03	$8.14	$7.61

The denominators used in calculating diluted earnings per share for common stock for the second quarters and two fiscal quarters each ended June 15, 2025 and June 16, 2024 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 15,	June 16,	June 15,	June 16,
	2025	2024	2025	2024
Anti-dilutive shares underlying stock-based awards
Stock options	87,009	44,305	89,147	46,669
Performance condition not met
Restricted stock awards and units	41,957	49,908	41,957	49,908

4. Stockholders’ Deficit

The following tables summarize the changes in stockholders’ deficit for the second quarter and two fiscal quarters of 2025.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at March 23, 2025	34,230,813	$342	$892	$(3,906,833)	$(7,089)
Net income	—	—	—	131,091	—
Dividends declared on common stock and equivalents ($1.74 per share)	—	—	—	(59,457)	—
Issuance and cancellation of stock awards, net	3,654	—	—	—	—
Tax payments for restricted stock upon vesting	(673)	—	(314)	—	—
Purchases of common stock	(315,696)	(3)	(15,500)	(135,983)	—
Exercise of stock options	19,124	—	4,790	—	—
Non-cash equity-based compensation expense	—	—	10,975	—	—
Currency translation adjustment	—	—	—	—	2,462
Balance at June 15, 2025	33,937,222	$339	$843	$(3,971,182)	$(4,627)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 29, 2024	34,281,927	$343	$1,272	$(3,956,474)	$(7,432)
Net income	—	—	—	280,742	—
Dividends declared on common stock and equivalents ($3.48 per share)	—	—	—	(119,257)	—
Issuance and cancellation of stock awards, net	58,170	—	—	—	—
Tax payments for restricted stock upon vesting	(19,303)	—	(8,472)	—	—
Purchases of common stock	(430,976)	(4)	(25,632)	(176,193)	—
Exercise of stock options	47,404	—	12,319	—	—
Non-cash equity-based compensation expense	—	—	21,356	—	—
Currency translation adjustment	—	—	—	—	2,805
Balance at June 15, 2025	33,937,222	$339	$843	$(3,971,182)	$(4,627)

Subsequent to the end of the second quarter of 2025, on July 15, 2025, the Company’s Board of Directors declared a $1.74 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2025 to be paid on September 30, 2025.

The following tables summarize the changes in stockholders’ deficit for the second quarter and two fiscal quarters of 2024.

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

Fair Value of Investments

The Company holds a non-controlling interest in DPC Dash Ltd (“DPC Dash”), the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. The Company accounts for its investment in DPC Dash as a trading security and records it at fair value at the end of each reporting period, with gains and losses recorded in other income or expense in its condensed consolidated statements of income. As of June 15, 2025, the fair value of the Company’s investment in DPC Dash ordinary shares is based on the active exchange quoted price for the equity security of HK$93.90 per share (HK: 1405). The Company owned 3,901,019 and 8,101,019 ordinary shares as of June 15, 2025 and December 29, 2024, respectively. The Company sold 4,200,000 ordinary shares of its investment in DPC Dash in the second quarter of 2025 for net proceeds of $44.1 million.

The Company recorded a total net negative adjustment of $16.0 million in the second quarter of 2025 and a total net positive adjustment of $8.1 million in the two fiscal quarters of 2025 to the carrying amount of its investment in DPC Dash, with the net realized and unrealized losses and gains recorded in other (expense) income in the Company’s condensed consolidated statements of income. The Company recorded a positive adjustment of $11.4 million in the second quarter of 2024 and a negative adjustment of $7.3 million in the two fiscal quarters of 2024 to the carrying amount of its investment in DPC Dash, with the unrealized gains and losses recorded in other income (expense) in the Company’s condensed consolidated statements of income.

The following tables summarize the carrying amounts and fair values of certain assets at June 15, 2025 and December 29, 2024:

	At June 15, 2025
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$164,990	$164,990	$—	$—
Restricted cash equivalents	119,945	119,945	—	—
Investments in marketable securities	22,297	22,297	—	—
Advertising fund cash equivalents, restricted	79,325	79,325	—	—
Investment in DPC Dash	46,667	46,667	—	—

	At December 29, 2024
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$127,074	$127,074	$—	$—
Restricted cash equivalents	140,669	140,669	—	—
Investments in marketable securities	20,638	20,638	—	—
Advertising fund cash equivalents, restricted	70,350	70,350	—	—
Investment in DPC Dash	82,699	82,699	—	—

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

Management estimated the approximate fair values of the Company’s 2015, 2017, 2018, 2019 and 2021 notes as follows:

	June 15, 2025		December 29, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$742,000	$739,774	$742,000	$739,032
2017 Ten-Year Notes	940,000	924,020	940,000	915,560
2018 7.5-Year Notes	402,688	401,077	402,688	399,869
2018 9.25-Year Notes	379,000	374,452	379,000	370,662
2019 Ten-Year Notes	648,000	613,008	648,000	599,400
2021 7.5-Year Notes	826,625	764,628	826,625	750,576
2021 Ten-Year Notes	972,500	875,250	972,500	850,938

The Company did not have any outstanding borrowings under its variable funding notes at June 15, 2025 or December 29, 2024.

6. Leverage Ratio and Debt Classification

In accordance with the Company’s debt agreements, the payment of principal on the outstanding senior notes may be suspended if the Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. As of the end of the second quarter of 2025 and the end of the fourth quarter of 2024, the Company had a Holdco Leverage Ratio of less than 5.0x, and accordingly, the outstanding principal amounts of the Company’s 2021 Notes, 2019 Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes (refer to Note 5, above) have been classified as long-term debt in the condensed consolidated balance sheet as of June 15, 2025 and December 29, 2024.

The anticipated repayment date for the 2018 7.5-Year Notes and the 2015 Ten-Year Notes (refer to Note 5, above) is October 2025 and accordingly, the outstanding principal amounts for these notes have been classified as current portion of long-term debt in the condensed consolidated balance sheet as of June 15, 2025 and December 29, 2024. The Company expects to refinance the 2018 7.5-Year Notes and the 2015 Ten-Year Notes prior to the anticipated repayment date. If the Company does not refinance the 2018 7.5-Year Notes and the 2015 Ten-Year Notes prior to the anticipated repayment date, additional interest of at least 5% per annum will accrue and the Company’s cash flows other than technology fees and a weekly management fee to cover certain general and administrative expenses would be directed to the repayment of the securitized debt.

7. Revenue Disclosures

Contract Liabilities

Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $5.0 million and $5.1 million were included in current other accrued liabilities as of June 15, 2025 and December 29, 2024, respectively. Deferred franchise fees and deferred development fees of $14.6 million and $15.8 million were included in long-term other accrued liabilities as of June 15, 2025 and December 29, 2024, respectively.

Changes in deferred franchise fees and deferred development fees for the two fiscal quarters of 2025 and 2024 were as follows:

	Two Fiscal Quarters Ended
	June 15,	June 16,
	2025	2024
Deferred franchise fees and deferred development fees, beginning of period	$20,946	$25,195
Revenue recognized during the period	(3,046)	(2,737)
New deferrals due to cash received and other	1,675	1,769
Deferred franchise fees and deferred development fees, end of period	$19,575	$24,227

Advertising Fund Assets

As of June 15, 2025, advertising fund assets, restricted of $123.1 million consisted of $100.0 million of cash and cash equivalents, $15.1 million of accounts receivable and $8.0 million of prepaid expenses. As of June 15, 2025, advertising fund cash and cash equivalents included $2.3 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

As of December 29, 2024, advertising fund assets, restricted of $103.4 million consisted of $80.9 million of cash and cash equivalents, $14.3 million of accounts receivable and $8.2 million of prepaid expenses. As of December 29, 2024, advertising fund cash and cash equivalents included $1.8 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

8. Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters with expiration dates through 2045. Rent expense totaled $22.3 million and $44.1 million in the second quarter and two fiscal quarters of 2025, respectively. Rent expense totaled $21.0 million and $42.2 million in the second quarter and two fiscal quarters of 2024, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.6 million and $3.6 million in the second quarter and two fiscal quarters of 2025, respectively. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.9 million and $3.9 million in the second quarter and two fiscal quarters of 2024, respectively. Variable rent expense and rent expense for other short-term leases were immaterial in both the second quarter and two fiscal quarters of 2025 and 2024.

The components of operating and finance lease cost for the second quarters and two fiscal quarters of 2025 and 2024 were as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 15,	June 16,	June 15,	June 16,
	2025	2024	2025	2024
Operating lease cost	$12,110	$11,462	$24,222	$22,715
Finance lease cost:
Amortization of right-of-use assets	1,240	1,322	2,498	2,646
Interest on lease liabilities	856	973	1,727	1,957
Total finance lease cost	$2,096	$2,295	$4,225	$4,603

Supplemental cash flow information related to leases for the two fiscal quarters of 2025 and 2024 were as follows:

	Two Fiscal Quarters Ended
	June 15,	June 16,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,476	$21,736
Operating cash flows from finance leases	1,727	1,957
Financing cash flows from finance leases	1,822	1,853
Cash paid for amounts included in the measurement of financing obligation from sale leaseback:
Operating cash flows from sale leaseback	495	598
Financing cash flows from sale leaseback	39	36
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	35,668	26,469
Finance leases	—	1,296

As of June 15, 2025, the Company had additional leases for certain supply chain real estate and certain supply chain vehicles that had not yet commenced with estimated future minimum rental commitments of $155.7 million. These leases are expected to commence in 2025 and 2026 with lease terms of up to 20 years. These undiscounted amounts will be included in the Company’s condensed consolidated balance sheet at the respective commencement dates.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $15.7 million and $12.8 million as of June 15, 2025 and December 29, 2024, respectively. The Company does not believe these arrangements have had or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

9. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $4.2 million at June 15, 2025 and $3.1 million at December 29, 2024. The Company had $1.8 million in non-cash financing activity related to accruals for excise taxes on share repurchases as of June 15, 2025. The Company had $3.0 million in non-cash financing activity related to accruals for excise taxes on share repurchases as of December 29, 2024, which was paid in the second quarter of 2025.

10. Company-owned Store Transactions

During the second quarter of 2025, the Company refranchised 36 U.S. Company-owned stores in Maryland for proceeds of $8.5 million. The pre-tax refranchising gain associated with the sale of the related assets and liabilities, including a $1.4 million reduction in goodwill, was $3.9 million and was recorded in refranchising gain in the Company’s condensed consolidated statements of income.

During the first quarter of 2025, the Company purchased two U.S. franchised stores from one of the Company’s former U.S. franchisees for $0.9 million, which was paid in the second quarter of 2025. The Company recorded $0.3 million of intangibles, $0.1 million of equipment and leasehold improvements and $0.5 million of goodwill.

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

11. Subsequent Events

Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. OBBBA amends U.S. tax law including provisions related to bonus depreciation, research and development and foreign derived intangible income. The Company is currently evaluating the impact of the OBBBA on its condensed consolidated financial statements.

12. New Accounting Pronouncements

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and adopted the following accounting standard.

Recently Adopted Accounting Standards

Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)

In November 2023, the FASB issued ASU 2023-07, which requires disclosure on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker and included within the reported measure of segment profit or loss. In addition, the ASU requires disclosure of other segment expenses by reportable segment and a description of their composition to permit the reconciliation between segment revenue, significant segment expenses and the reported segment measure of profit or loss. The ASU also requires disclosure of the title and position of the chief operating decision maker.

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

ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard on the disclosures to its consolidated financial statements.

ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40): Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40): Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disclosure in the notes to the consolidated financial statements on an annual and interim basis, of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization for all expense captions presented on the face of the consolidated statements of income. The standard also requires a qualitative description of the amounts remaining in those expense captions that are not separately disaggregated. The standard also requires disclosure of the composition and amount of selling expenses.

ASU 2024-03 is effective for annual reporting fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The standard may be adopted either prospectively or retrospectively. The Company is currently evaluating the impact of this accounting standard on the disclosures to its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2025 and 2024 second quarters referenced herein represent the twelve-week periods ended June 15, 2025 and June 16, 2024, respectively. The 2025 and 2024 two fiscal quarters referenced herein represent the twenty-four-week periods ended June 15, 2025 and June 16, 2024, respectively. In this section, we discuss the results of our operations for the second quarter and two fiscal quarters of 2025 as compared to the second quarter and two fiscal quarters of 2024.

Overview

Domino’s is the largest pizza company in the world, with more than 21,500 locations in over 90 markets around the world as of June 15, 2025, and operates two distinct service models within its stores with a significant business in both delivery and carryout. We are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores through both the delivery and carryout service models. We have been selling quality, affordable food to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. Over more than 60 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.

We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of June 15, 2025. Franchising enables an individual to be a business owner and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

Domino’s business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. We also have agreements with Uber Technologies, Inc. and DoorDash, Inc. to allow customers to order Domino’s products through their marketplaces. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.

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

Second Quarter of 2025 Highlights

As discussed above, our Hungry for MORE strategy aims to generate MORE sales, MORE stores and MORE profits.

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 5.6% as compared to the second quarter of 2024. U.S. retail sales increased 5.1% and international retail sales, excluding foreign currency impact, increased 6.0% as compared to the second quarter of 2024. Same store sales increased 3.4% in our U.S. stores and increased 2.4% in our international stores (excluding foreign currency impact).
•
Global net store growth of 178, including 30 net store openings in the U.S. and 148 net store openings internationally.
•
Income from operations increased 14.8%.

Two Fiscal Quarters of 2025 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 5.1% as compared to the two fiscal quarters of 2024. U.S. retail sales increased 3.2% and international retail sales, excluding foreign currency impact, increased 7.1% as compared to the two fiscal quarters of 2024. Same store sales increased 1.4% in our U.S. stores and increased 3.0% in our international stores (excluding foreign currency impact).
•
Global net store growth of 170, including 47 net store openings in the U.S. and 123 net store openings internationally.
•
Income from operations increased 7.0%.

Excluding the negative impact of foreign currency, Domino’s experienced global retail sales growth during the second quarter and two fiscal quarters of 2025, driven by same store sales growth, as well as net store growth during the trailing four quarters in both our U.S. and international businesses. Overall, we believe our global retail sales growth, excluding foreign currency impact, marketing initiatives, operations and emphasis on technology have combined to strengthen our brand. These financial and statistical measures are described in additional detail below.

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

	Second Quarter of 2025	Second Quarter of 2024	Two Fiscal Quarters of 2025	Two Fiscal Quarters of 2024
Global retail sales:
U.S. stores	$2,335.6	$2,222.1	$4,576.3	$4,434.0
International stores	2,334.2	2,206.1	4,557.7	4,358.2
Total	$4,669.8	$4,428.2	$9,134.0	$8,792.2

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

	Second Quarter of 2025	Second Quarter of 2024	Two Fiscal Quarters of 2025	Two Fiscal Quarters of 2024
U.S. stores	+ 5.1%	+ 6.8%	+ 3.2%	+ 7.3%
International stores (excluding foreign currency impact)	+ 6.0%	+ 7.7%	+ 7.1%	+ 7.2%
Total (excluding foreign currency impact)	+ 5.6%	+ 7.2%	+ 5.1%	+ 7.3%

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

	Second Quarter of 2025	Second Quarter of 2024	Two Fiscal Quarters of 2025	Two Fiscal Quarters of 2024
U.S. Company-owned stores	+ 2.6%	+ 4.5%	(0.2)%	+ 6.5%
U.S. franchise stores	+ 3.4%	+ 4.8%	+ 1.5%	+ 5.2%
U.S. stores	+ 3.4%	+ 4.8%	+ 1.4%	+ 5.2%
International stores (excluding foreign currency impact)	+ 2.4%	+ 2.1%	+ 3.0%	+ 1.5%

U.S. same store sales increased 3.4% in the second quarter of 2025, rolling over an increase in U.S. same store sales of 4.8% in the second quarter of 2024. U.S. same store sales increased 1.4% in the two fiscal quarters of 2025, rolling over an increase in U.S. same store sales of 5.2% in the two fiscal quarters of 2024. The increase in U.S. same store sales in the second quarter of 2025 was driven by higher customer transaction counts and an increase in average ticket, each driven in part by the launch of our Parmesan Stuffed Crust in the U.S. The increase in U.S. same store sales in the two fiscal quarters of 2025 was driven by an increase in average ticket. International same store sales (excluding foreign currency impact) increased 2.4% in the second quarter of 2025, rolling over an increase in international same store sales (excluding foreign currency impact) of 2.1% in the second quarter of 2024. International same store sales (excluding foreign currency impact) increased 3.0% in the two fiscal quarters of 2025, rolling over an increase in international same store sales (excluding foreign currency impact) of 1.5% in the two fiscal quarters of 2024. The increases in international same store sales in both the second quarter and two fiscal quarters of 2025 were driven by higher customer transaction counts.

Store Growth Activity

Net store growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Net store growth is calculated by netting gross store openings with gross store closures during the period. Transfers between Company-owned stores and franchised stores are excluded from the calculation of net store growth.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at March 23, 2025	294	6,737	7,031	14,327	21,358
Openings	—	33	33	210	243
Closings	—	(3)	(3)	(62)	(65)
Transfers	(36)	36	—	—	—
Store count at June 15, 2025	258	6,803	7,061	14,475	21,536
Second quarter 2025 net store growth	—	30	30	148	178
Trailing four quarters net store growth	3	152	155	451	606

Income Statement Data

	Second Quarter of 2025		Second Quarter of 2024		Two Fiscal Quarters of 2025		Two Fiscal Quarters of 2024
Revenues:
U.S. Company-owned stores	$92.5		$92.3		$184.1		$184.9
U.S. franchise royalties and fees	156.3		147.6		307.3		298.1
Supply chain	687.1		659.2		1,357.0		1,318.4
International franchise royalties and fees	77.2		73.7		152.7		145.7
U.S. franchise advertising	132.2		125.0		256.2		235.3
Total revenues	1,145.1	100.0%	1,097.7	100.0%	2,257.2	100.0%	2,182.4	100.0%
Cost of sales:
U.S. Company-owned stores	78.1		76.1		155.0		152.5
Supply chain	606.1		584.6		1,198.1		1,171.0
Total cost of sales	684.2	59.7%	660.7	60.2%	1,353.1	59.9%	1,323.5	60.6%
Gross margin	461.0	40.3%	437.0	39.8%	904.1	40.1%	858.9	39.4%
General and administrative	107.6	9.4%	115.9	10.5%	216.7	9.6%	217.0	10.0%
U.S. franchise advertising	132.2	11.5%	125.0	11.4%	256.2	11.4%	235.3	10.8%
Refranchising (gain) loss	(3.9)	(0.3)%	0.0	0.0%	(3.9)	(0.2)%	0.2	0.0%
Income from operations	225.0	19.7%	196.1	17.9%	435.1	19.3%	406.5	18.6%
Other (expense) income	(16.0)	(1.4)%	11.4	1.0%	8.1	0.4%	(7.3)	(0.3)%
Interest expense, net	(40.8)	(3.6)%	(40.5)	(3.7)%	(82.5)	(3.7)%	(82.6)	(3.8)%
Income before provision for income taxes	168.3	14.7%	167.0	15.2%	360.7	16.0%	316.6	14.5%
Provision for income taxes	37.2	3.3%	25.0	2.3%	80.0	3.6%	48.8	2.2%
Net income	$131.1	11.4%	$142.0	12.9%	$280.7	12.4%	$267.8	12.3%

Revenues

	Second Quarter of 2025		Second Quarter of 2024		Two Fiscal Quarters of 2025		Two Fiscal Quarters of 2024
U.S. Company-owned stores	$92.5	8.1%	$92.3	8.4%	$184.1	8.2%	$184.9	8.5%
U.S. franchise royalties and fees	156.3	13.7%	147.6	13.4%	307.3	13.6%	298.1	13.6%
Supply chain	687.1	60.0%	659.2	60.1%	1,357.0	60.1%	1,318.4	60.4%
International franchise royalties and fees	77.2	6.7%	73.7	6.7%	152.7	6.8%	145.7	6.7%
U.S. franchise advertising	132.2	11.5%	125.0	11.4%	256.2	11.3%	235.3	10.8%
Total revenues	$1,145.1	100.0%	$1,097.7	100.0%	$2,257.2	100.0%	$2,182.4	100.0%

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

Consolidated revenues increased $47.4 million, or 4.3%, in the second quarter of 2025 as compared to the second quarter of 2024, and consolidated revenues increased $74.8 million, or 3.4%, in the two fiscal quarters of 2025 as compared to the two fiscal quarters of 2024, primarily due to higher supply chain revenues, higher U.S. franchise royalties and fees and higher U.S. franchise advertising revenues. The increase in supply chain revenues was primarily attributable to an increase in our food basket pricing as well as higher order volumes, but was partially offset by a shift in the relative mix of products we sell and the transition of our equipment and supplies business to a third-party supplier. The increases in U.S. franchise royalties and fees and U.S. franchise advertising revenues were driven primarily by same store sales growth and net store growth during the trailing four quarters. U.S. franchise advertising revenues also increased as a result of a decrease in advertising incentives related to certain brand promotions and the increase in the advertising contribution rate in the two fiscal quarters of 2025. These changes in revenues are described in more detail below.

U.S. Stores

	Second Quarter of 2025		Second Quarter of 2024		Two Fiscal Quarters of 2025		Two Fiscal Quarters of 2024
U.S. Company-owned stores	$92.5	24.3%	$92.3	25.3%	$184.1	24.6%	$184.9	25.7%
U.S. franchise royalties and fees	156.3	41.0%	147.6	40.4%	307.3	41.1%	298.1	41.5%
U.S. franchise advertising	132.2	34.7%	125.0	34.3%	256.2	34.3%	235.3	32.8%
Total U.S. stores revenues	$380.9	100.0%	$364.8	100.0%	$747.5	100.0%	$718.3	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations increased $0.2 million, or 0.2%, in the second quarter of 2025 primarily due to higher same store sales, but this increase was offset by the refranchising of 36 stores in the Maryland market in May of 2025. Revenues from U.S. Company-owned store operations decreased $0.8 million, or 0.5%, in the two fiscal quarters of 2025 primarily due to the refranchising of 36 stores in the Maryland market.

U.S. Company-owned same store sales increased 2.6% in the second quarter of 2025 and increased 4.5% in the second quarter of 2024. U.S. Company-owned same store sales declined 0.2% in the two fiscal quarters of 2025 and increased 6.5% in the two fiscal quarters of 2024.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $8.7 million, or 5.9%, in the second quarter of 2025, and increased $9.2 million, or 3.1%, in the two fiscal quarters of 2025, primarily due to higher same store sales and an increase in the average number of U.S. franchised stores open during the period resulting from net store growth.

U.S. franchise same store sales increased 3.4% in the second quarter of 2025 and increased 4.8% in the second quarter of 2024. U.S. franchise same store sales increased 1.5% in the two fiscal quarters of 2025 and increased 5.2% in the two fiscal quarters of 2024.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising increased $7.2 million, or 5.8%, in the second quarter of 2025 primarily as a result of higher same stores sales and an increase in the average number of U.S. franchised stores open during the period resulting from net store growth. Revenues from U.S. franchise advertising increased $20.9 million, or 8.9%, in the two fiscal quarters of 2025 primarily due to a decrease in advertising incentives related to certain brand promotions, the return to the standard 6.0% advertising contribution rate at the beginning of the second quarter of 2024 following the end of the temporary reduction to 5.75%, an increase in the average number of U.S. franchised stores open during the period resulting from net store growth and higher same store sales.

Supply Chain

Supply chain revenues increased $27.8 million, or 4.2%, in the second quarter of 2025, and increased $38.5 million, or 2.9%, in the two fiscal quarters of 2025, each due to an increase in our food basket pricing to stores, as well as higher order volumes. These increases were partially offset by a shift in the relative mix of products we sell and the transition of our equipment and supplies business to a third-party supplier. Our food basket pricing to stores increased 4.8% in both the second quarter of 2025 and two fiscal quarters of 2025, which resulted in an estimated $45 million increase in supply chain revenues in the second quarter of 2025, and an estimated $82 million increase in the two fiscal quarters of 2025. The food basket pricing change, a statistical measure utilized by management, is calculated as the percentage change of the food basket (including both food and cardboard products) purchased by an average U.S. store (based on average weekly unit sales) from our U.S. supply chain centers against the comparable period of the prior year. We believe this measure is important to understanding Company performance because as our food basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees increased $3.5 million, or 4.7%, in the second quarter of 2025, and increased $7.1 million, or 4.8% in the two fiscal quarters of 2025, primarily due to an increase in the average number of international franchised stores open during the period resulting from net store growth and same store sales growth (excluding foreign currency impact), but these increases were partially offset by the negative impact of changes in foreign currency exchange rates of approximately $0.2 million in the second quarter of 2025 and $3.4 million in the two fiscal quarters of 2025. The impact of changes in foreign currency exchange rates on international franchise royalty revenues, a statistical measure utilized by management, is calculated as the difference in international franchise royalty revenues resulting from translating current year local currency results to U.S. dollars at current year exchange rates as compared to prior year exchange rates. We believe this measure is important to understanding Company performance given the significant variability in international franchise royalty revenues that can be driven by changes in foreign currency exchange rates.

International franchise same store sales increased 2.4% in the second quarter of 2025 and increased 2.1% in the second quarter of 2024, each excluding the impact of foreign currency exchange rates. International franchise same store sales increased 3.0% in the two fiscal quarters of 2025 and increased 1.5% in the two fiscal quarters of 2024, each excluding the impact of foreign currency exchange rates.

Cost of Sales / Gross Margin

	Second Quarter of 2025		Second Quarter of 2024		Two Fiscal Quarters of 2025		Two Fiscal Quarters of 2024
Total revenues	$1,145.1	100.0%	$1,097.7	100.0%	$2,257.2	100.0%	$2,182.4	100.0%
Total cost of sales	684.2	59.7%	660.7	60.2%	1,353.1	59.9%	1,323.5	60.6%
Gross margin	$461.0	40.3%	$437.0	39.8%	$904.1	40.1%	$858.9	39.4%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food and labor costs, as well as other costs including delivery, occupancy costs (including rent, telephone, utilities and depreciation) and insurance expense. Consolidated gross margin (which we define as revenues less cost of sales) increased $24.0 million, or 5.5%, in the second quarter of 2025, and increased $45.2 million, or 5.3%, in the two fiscal quarters of 2025, due primarily to higher global franchise royalty revenues as discussed above, as well as gross margin dollar growth within supply chain, discussed below. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. Additionally, as food basket prices fluctuate, revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate, and further, cost of sales, gross margins and gross margin percentages for our U.S. Company-owned stores also fluctuate.

As a percentage of revenues, consolidated gross margin increased 0.5 percentage points to 40.3% in the second quarter of 2025 from 39.8% in the second quarter of 2024. Consolidated gross margin, as a percentage of revenues, increased 0.7 percentage points to 40.1% in the two fiscal quarters of 2025 from 39.4% in the two fiscal quarters of 2024. U.S. Company-owned store gross margin decreased 2.0 and 1.7 percentage points in the second quarter and two fiscal quarters of 2025, respectively. Supply chain gross margin increased 0.5 percentage points in both the second quarter and two fiscal quarters of 2025. Changes in the significant components of gross margin are described in more detail below.

U.S. Company-Owned Store Gross Margin

	Second Quarter of 2025		Second Quarter of 2024		Two Fiscal Quarters of 2025		Two Fiscal Quarters of 2024
Revenues	$92.5	100.0%	$92.3	100.0%	$184.1	100.0%	$184.9	100.0%
Cost of sales	78.1	84.4%	76.1	82.4%	155.0	84.2%	152.5	82.5%
Store gross margin	$14.4	15.6%	$16.2	17.6%	$29.1	15.8%	$32.4	17.5%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) decreased $1.8 million, or 11.2%, in the second quarter of 2025 and decreased $3.3 million, or 10.3%, in the two fiscal quarters of 2025. As a percentage of store revenues, U.S. Company-owned store gross margin decreased 2.0 percentage points in the second quarter of 2025 and decreased 1.7 percentage points in the two fiscal quarters of 2025. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs increased 1.0 percentage point to 29.5% in the second quarter of 2025 and increased 1.0 percentage point to 29.6% in the two fiscal quarters of 2025. These increases were primarily driven by the increase in the food basket pricing to stores.
•
Labor costs decreased 1.0 percentage point to 29.9% in the second quarter of 2025 and decreased 0.5 percentage points to 30.9% in the two fiscal quarters of 2025. These decreases were primarily due to sales leverage in the second quarter of 2025 and store level productivity in the two fiscal quarters of 2025.
•
Higher insurance costs contributed to the remaining decrease in U.S. Company-owned store gross margin as a percentage of revenues.

Supply Chain Gross Margin

	Second Quarter of 2025		Second Quarter of 2024		Two Fiscal Quarters of 2025		Two Fiscal Quarters of 2024
Revenues	$687.1	100.0%	$659.2	100.0%	$1,357.0	100.0%	$1,318.4	100.0%
Cost of sales	606.1	88.2%	584.6	88.7%	1,198.1	88.3%	1,171.0	88.8%
Supply chain gross margin	$81.0	11.8%	$74.6	11.3%	$158.9	11.7%	$147.4	11.2%

Supply chain gross margin increased $6.4 million, or 8.5%, in the second quarter of 2025, and increased $11.5 million, or 7.7%, in the two fiscal quarters of 2025. As a percentage of supply chain revenues, supply chain gross margin increased 0.5 percentage points in both the second quarter and two fiscal quarters of 2025. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs decreased 0.1 percentage points to 71.0% in the second quarter of 2025 and decreased 0.5 percentage points to 70.7% in the two fiscal quarters of 2025, driven primarily by procurement productivity, partially offset by the increase in the cost of our food basket.
•
Labor costs decreased 0.7 percentage points to 8.7% in the second quarter of 2025 and decreased 0.4 percentage points to 9.0% in the two fiscal quarters of 2025, primarily due to higher sales leverage and labor efficiency.
•
Higher insurance costs partially offset these improvements in supply chain gross margin as a percentage of revenues.

General and Administrative Expenses

General and administrative expenses decreased $8.3 million, or 7.2%, in the second quarter of 2025 primarily due to expenses related to our Worldwide Rally in the second quarter of 2024 that takes place every two years, which did not reoccur in 2025. General and administrative expenses decreased $0.3 million, or 0.1%, in the two fiscal quarters of 2025 primarily due to expenses related to our Worldwide Rally in the second quarter of 2024, as discussed above, but this decrease was partially offset by approximately $5 million in severance expenses associated with an organizational realignment that took place in the first quarter of 2025.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses increased $7.2 million, or 5.8%, in the second quarter of 2025, and increased $20.9 million, or 8.9%, in the two fiscal quarters of 2025, consistent with the increase in U.S. franchise advertising revenues, as discussed above. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand, and these revenues cannot be used for general corporate purposes.

Refranchising (Gain) Loss

During the second quarter of 2025, we refranchised 36 U.S. Company-owned stores in Maryland for net proceeds of $8.5 million. The pre-tax refranchising gain associated with the sale of the related assets and liabilities, including a $1.4 million reduction in goodwill, was $3.9 million and was recorded in refranchising gain in our condensed consolidated statements of income.

During each of the first and second quarters of 2024, we refranchised one U.S. Company-owned store for proceeds of less than $0.1 million each. The pre-tax refranchising loss associated with the sale of the related assets and liabilities, including goodwill, were approximately $0.1 million each and were recorded in refranchising loss in our condensed consolidated statements of income.

Other (Expense) Income

During the second quarter and two fiscal quarters of 2025, we recorded a total net $16.0 million pre-tax realized and unrealized loss and a total net $8.1 million pre-tax realized and unrealized gain, respectively, on our investment in DPC Dash (refer to Note 5 of the condensed consolidated financial statements). During the second quarter and two fiscal quarters of 2024, we recorded an $11.4 million pre-tax unrealized gain and a $7.3 million pre-tax unrealized loss, respectively, on our investment in DPC Dash. The recorded amount of our investment is based on the active exchange quoted price for the equity security.

Interest Expense, Net

Interest expense, net increased $0.3 million, or 0.8%, in the second quarter of 2025, and decreased $0.2 million, or 0.2%, in the two fiscal quarters of 2025.

Our weighted average borrowing rate was 3.8% in each of the second quarters and two fiscal quarters of 2025 and 2024.

Provision for Income Taxes

Provision for income taxes increased $12.1 million, or 48.5%, in the second quarter of 2025 due to a higher effective tax rate. The effective tax rate increased to 22.1% during the second quarter of 2025 as compared to 15.0% in the second quarter of 2024, driven primarily by a 6.8 percentage point unfavorable change in the impact of excess tax benefits from equity-based compensation.

Provision for income taxes increased $31.2 million, or 63.9% in the two fiscal quarters of 2025 due to a higher effective tax rate, as well as higher income before provision for income taxes. The effective tax rate increased to 22.2% during the two fiscal quarters of 2025 as compared to 15.4% in the two fiscal quarters of 2024, driven primarily by a 5.7 percentage point unfavorable change in the impact of excess tax benefits from equity-based compensation.

Segment Income

We evaluate the performance of our reportable segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income. Segment Income for each of our reportable segments is summarized in the table below.

	Second Quarter of 2025	Second Quarter of 2024	Two Fiscal Quarters of 2025	Two Fiscal Quarters of 2024
U.S. stores	$134.0	$129.5	$265.8	$265.6
Supply chain	74.2	65.0	147.0	129.5
International franchise	65.6	59.1	129.3	118.4

U.S. Stores

U.S. stores Segment Income increased $4.5 million, or 3.5%, in the second quarter of 2025, primarily due to higher U.S. franchise royalties and fees revenues, as discussed above. This increase was partially offset by the $1.8 million decrease in U.S. Company-owned store gross margin, as discussed above. U.S. stores Segment Income increased $0.2 million, or 0.1%, in the two fiscal quarters of 2025, primarily due to higher U.S. franchise royalties and fees revenues, but this increase was offset by the $3.3 million decrease in U.S. Company-owned store gross margin, as discussed above, as well as a shift in the relative mix of labor cost associated with internally developed software.

U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income.

Supply Chain

Supply chain Segment Income increased $9.2 million, or 14.2%, in the second quarter of 2025, primarily due to the $6.4 million increase in supply chain gross margin discussed above. Supply chain Segment Income increased $17.5 million, or 13.5%, in the two fiscal quarters of 2025, primarily due to the $11.5 million increase in supply chain gross margin discussed above.

International Franchise

International franchise Segment Income increased $6.5 million, or 11.0%, in the second quarter of 2025, and increased $10.9 million, or 9.2%, in the two fiscal quarters of 2025 primarily due to higher international franchise royalties and fees revenues, as discussed above. In addition, lower general and administrative expenses also contributed to the increase in international franchise Segment Income in both the second quarter and two fiscal quarters of 2025. The decrease in general and administrative expenses primarily related to our Worldwide Rally in the second quarter of 2024, as discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. As of June 15, 2025, we had negative working capital totaling $894.7 million, primarily due to the current portion of long-term debt (see discussion below, as well as Note 6 to the condensed consolidated financial statements). Our working capital amount excludes restricted cash and cash equivalents of $211.7 million, advertising fund assets, restricted, of $123.1 million and advertising fund liabilities of $120.8 million. Working capital includes total unrestricted cash and cash equivalents of $272.9 million.

Our primary sources of liquidity are cash flows from operations and availability of borrowings under our variable funding notes. During the second quarter and two fiscal quarters of 2025, we experienced an increase in both U.S. and international retail sales (excluding foreign currency impact). Additionally, both our U.S. and international businesses grew store counts during the second quarter and two fiscal quarters of 2025. These factors contributed to our continued ability to generate positive operating cash flows. In addition to our cash flows from operations, we have two variable funding note facilities. These facilities include our Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2022 Variable Funding Notes”), which allows for advances of up to $120.0 million, as well as our Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2021 Variable Funding Notes,” and, together with the 2022 Variable Funding Notes, the “2022 and 2021 Variable Funding Notes”), which allows for advances of up to $200.0 million and certain other credit instruments, including letters of credit. The letters of credit primarily relate to our casualty insurance programs. As of June 15, 2025, we had no outstanding borrowings and $263.6 million of available borrowing capacity under our 2022 and 2021 Variable Funding Notes, net of letters of credit issued of $56.4 million.

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

Restricted Cash

As of June 15, 2025, we had $161.4 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $50.1 million of restricted cash equivalents held in a three-month interest reserve as required by the indenture governing the securitized debt and $0.2 million of other restricted cash for a total of $211.7 million of restricted cash and cash equivalents. As of June 15, 2025, we also held $100.0 million of advertising fund restricted cash and cash equivalents which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

As of June 15, 2025, we had approximately $4.98 billion of long-term debt, of which $1.15 billion was classified as a current liability. As of June 15, 2025, our fixed rate notes from the recapitalizations we completed in 2021, 2019, 2018, 2017 and 2015 had original scheduled principal payments of $1.18 billion in the remainder of 2025, $39.3 million in 2026, $1.31 billion in 2027, $817.9 million in 2028, $631.0 million in 2029, $10.0 million in 2030 and $912.5 million in 2031. However, in accordance with our debt agreements, the payment of principal on our outstanding senior notes may be suspended if our Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. As of the end of the second quarter of 2025 and the fourth quarter of 2024, we had a Holdco Leverage Ratio of less than 5.0x, and accordingly, the outstanding principal amounts of the Company’s 2021 Notes, 2019 Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes (refer to Note 6 to the condensed consolidated financial statements) have been classified as long-term debt in our condensed consolidated balance sheet as of June 15, 2025 and December 29, 2024.

The anticipated repayment date for the 2018 7.5-Year Notes and the 2015 Ten-Year Notes (refer to Note 6 to the condensed consolidated financial statements) is October 2025 and accordingly, the outstanding principal amounts for these notes have been classified as current portion of long-term debt in the condensed consolidated balance sheet as of June 15, 2025 and December 29, 2024. The Company expects to refinance the 2018 7.5-Year Notes and the 2015 Ten-Year Notes prior to the anticipated repayment date. If the Company does not refinance the 2018 7.5-Year Notes and the 2015 Ten-Year Notes prior to the anticipated repayment date, additional interest of at least 5% per annum will accrue and the Company’s cash flows other than technology fees and a weekly management fee to cover certain general and administrative expenses would be directed to the repayment of the securitized debt.

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

During the second quarter and two fiscal quarters of 2025, we repurchased and retired 315,696 and 430,976 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $150.0 million and $200.0 million, respectively. As of June 15, 2025, we had a total remaining authorized amount for share repurchases of approximately $614.3 million.

Dividends

On April 23, 2025, our Board of Directors declared a $1.74 per share quarterly dividend on our outstanding common stock for shareholders of record as of June 13, 2025, which was paid on June 30, 2025. We had approximately $61.2 million accrued for common stock dividends at June 15, 2025. Subsequent to the end of the second quarter of 2025, on July 15, 2025, our Board of Directors declared a $1.74 per share quarterly dividend on our outstanding common stock for shareholders of record as of September 15, 2025, to be paid on September 30, 2025.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

	Two Fiscal Quarters of 2025	Two Fiscal Quarters of 2024
Cash flows provided by (used in)
Net cash provided by operating activities	$366.9	$274.2
Net cash provided by (used in) investing activities	14.8	(45.0)
Net cash used in financing activities	(261.3)	(70.7)
Effect of exchange rate changes on cash	1.8	(1.0)
Change in cash and cash equivalents, restricted cash and cash equivalents	$122.2	$157.5

Operating Activities

Cash provided by operating activities increased $92.7 million in the two fiscal quarters of 2025, as a result of the positive impact of changes in operating assets and liabilities and a positive change in restricted advertising fund assets and liabilities. The positive impact of changes in operating assets and liabilities of $69.2 million primarily related to the timing of payments on accounts payable and accounts receivable in the two fiscal quarters of 2025 as compared to the two fiscal quarters of 2024. Additionally, the $26.5 million positive impact of changes in restricted advertising fund assets and liabilities in the two fiscal quarters of 2025 as compared to the two fiscal quarters of 2024 was a result of the timing and amount of advertising contributions and the timing and amount of payments for advertising activities. These increases were partially offset by lower net income, excluding non-cash adjustments. Net income increased $12.9 million; however, this increase was more than offset by non-cash adjustments of $15.9 million (primarily representing the changes in the total net realized and unrealized gains and losses associated with the remeasurement of the Company’s investment in DPC Dash), resulting in an overall decrease to cash provided by operating activities in the two fiscal quarters of 2025 as compared to the two fiscal quarters of 2024 of $3.0 million.

Investing Activities

Cash provided by investing activities was $14.8 million in the two fiscal quarters of 2025, which primarily consisted of net proceeds from the sale of 4,200,000 ordinary shares of our investment in DPC Dash for $44.1 million and net proceeds of $8.5 million for the refranchising of 36 U.S. Company-owned stores in the Maryland market. These investing cash inflows were partially offset by $35.2 million of capital expenditures (driven primarily by investments in consumer and store technology, supply chain centers and corporate store operations).

Financing Activities

Cash used in financing activities was $261.3 million in the two fiscal quarters of 2025, which included the repurchase and retirement of $200.0 million in common stock under our Board of Directors-approved share repurchase program, as well as $3.0 million in excise tax payments related to our share repurchase programs. We also had tax payments for the vesting of restricted stock of $8.5 million, repayments of finance lease obligations of $1.9 million and dividend payments of $60.2 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $12.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes, and, at June 15, 2025, we are exposed to interest rate risk on borrowings under our variable funding notes. As of June 15, 2025, we had no outstanding borrowings under our 2022 and 2021 Variable Funding Notes.

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

Our fixed-rate debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. As of June 15, 2025, we had approximately $1.14 billion of debt classified as current associated with our 2018 7.5-Year Notes and 2015 Ten-Year Notes for which the anticipated repayment date is October 2025. We expect to refinance the 2018 7.5-Year Notes and 2015 Ten-Year Notes prior to the anticipated repayment date, and we expect, based upon current benchmark rates, to refinance those notes at higher interest rates.

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

Foreign Currency Exchange Risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.7% of our total revenues in the second quarter of 2025, approximately 6.8% of our total revenues in the two fiscal quarters of 2025, and approximately 6.7% of our total revenues in both the second quarter and two fiscal quarters of 2024 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. We estimate that a hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $13.4 million in the two fiscal quarters of 2025.

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

During the quarterly period ended June 15, 2025, there were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program (2)
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #4 (March 24, 2025 to April 20, 2025)	1,205	$458.23	—	$764,337
Period #5 (April 21, 2025 to May 18, 2025)	112,070	480.42	110,977	711,030
Period #6 (May 19, 2025 to June 15, 2025)	206,250	472.23	204,719	614,338
Total	319,525	$475.05	315,696	$614,338

(1)	3,829 shares in the second quarter of 2025 were purchased as part of the Company’s employee stock payroll deduction plan at an average price of $467.92.
(2)

On February 21, 2024, the Company’s Board of Directors authorized an additional share repurchase program to repurchase up to $1.0 billion of the Company’s common stock, in addition to the $141.3 million that was previously remaining for a total authorization of $1.14 billion for future share repurchases as of that date. As of June 15, 2025, $614.3 million remained available for future purchases of the Company’s common stock under this share repurchase program.

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

During the fiscal quarter ended June 15, 2025, the following Section 16 officers adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•
Joseph H. Jordan, our Chief Operating Officer and President—U.S., adopted a new Rule 10b5-1 trading arrangement on May 2, 2025. The plan’s maximum duration is until November 6, 2026, and first trades will not occur until August 1, 2025 at the earliest. The trading plan, which is subject to certain conditions, is intended to permit Mr. Jordan to exercise and sell from time to time (i) a total of 5,450 stock options in two tranches set to expire on July 20, 2026 and (ii) a tranche of 4,870 stock options set to expire on November 7, 2026.
•
Sandeep Reddy, our Executive Vice President—Chief Financial Officer, adopted a new Rule 10b5-1 trading arrangement on May 6, 2025. The plan’s maximum duration is until March 31, 2026, and first trades will not occur until March 10, 2026 at the earliest. The trading plan, which is subject to certain conditions, is intended to permit Mr. Reddy to sell from time to time an aggregate of up to 5,308 shares of our common stock.
•
Kelly E. Garcia, our Executive Vice President—Chief Technology and Data Officer, adopted a new Rule 10b5-1 trading arrangement on May 13, 2025. The plan’s maximum duration is until July 31, 2026, and first trades will not occur until September 2, 2025 at the earliest. The trading plan, which is subject to certain conditions, is intended to permit Mr. Garcia to exercise and sell from time to time a tranche of 1,950 stock options set to expire on July 20, 2026.

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

Item 6. Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on April 25, 2025).
3.2	Fifth Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on April 25, 2025).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
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

DOMINO’S PIZZA, INC. (Registrant)
Date: July 21, 2025	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer (Principal Financial Officer)