Form 10-Q
period 2025-09-07
DOMINOS PIZZA INC
filed 2025-10-14
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 7, 2025

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

As of October 7, 2025, Domino’s Pizza, Inc. had 33,786,218 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) – As of September 7, 2025 and December 29, 2024	3

	Condensed Consolidated Statements of Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 7, 2025 and September 8, 2024	4

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) – Fiscal quarters and three fiscal quarters ended September 7, 2025 and September 8, 2024	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) – Three fiscal quarters ended September 7, 2025 and September 8, 2024	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	33

Item 6.	Exhibits	34

SIGNATURES		35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 7, 2025	December 29, 2024
Assets
Current assets:
Cash and cash equivalents	$139,728	$186,126
Restricted cash and cash equivalents	202,501	195,370
Accounts receivable, net	277,175	309,104
Inventories	71,155	70,919
Prepaid expenses and other	41,349	40,363
Advertising fund assets, restricted	135,826	103,396
Total current assets	867,734	905,278
Property, plant and equipment:
Land and buildings	104,657	104,793
Leasehold and other improvements	191,543	191,718
Equipment	411,128	390,542
Construction in progress	15,760	22,717
	723,088	709,770
Accumulated depreciation and amortization	(432,435)	(408,591)
Property, plant and equipment, net	290,653	301,179
Other assets:
Operating lease right-of-use assets	223,540	210,302
Goodwill	10,764	11,578
Capitalized software, net	159,238	155,025
Investment in DPC Dash	43,650	82,699
Deferred income tax assets, net	14,178	23,432
Other assets	50,520	47,520
Total other assets	501,890	530,556
Total assets	$1,660,277	$1,737,013
Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$5,521	$1,149,679
Accounts payable	113,071	85,898
Operating lease liabilities	45,163	39,920
Insurance reserves	24,824	25,658
Dividends payable	61,183	2,246
Advertising fund liabilities	132,705	101,567
Other accrued liabilities	156,686	207,494
Total current liabilities	539,153	1,612,462
Long-term liabilities:
Long-term debt, less current portion	4,810,274	3,825,659
Operating lease liabilities	190,757	181,983
Insurance reserves	34,757	33,229
Other accrued liabilities	47,295	45,971
Total long-term liabilities	5,083,083	4,086,842
Stockholders’ deficit:
Common stock	338	343
Additional paid-in capital	619	1,272
Retained deficit	(3,957,671)	(3,956,474)
Accumulated other comprehensive loss	(5,245)	(7,432)
Total stockholders’ deficit	(3,961,959)	(3,962,291)
Total liabilities and stockholders’ deficit	$1,660,277	$1,737,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7,	September 8,	September 7,	September 8,
(In thousands, except per share data)	2025	2024	2025	2024
Revenues:
U.S. Company-owned stores	$82,749	$89,173	$266,803	$274,086
U.S. franchise royalties and fees	157,155	144,074	464,416	442,168
Supply chain	696,959	651,314	2,053,945	1,969,772
International franchise royalties and fees	78,549	74,633	231,272	220,295
U.S. franchise advertising	131,642	120,925	387,818	356,181
Total revenues	1,147,054	1,080,119	3,404,254	3,262,502
Cost of sales:
U.S. Company-owned stores	69,258	74,205	224,242	226,722
Supply chain	617,894	582,167	1,815,993	1,753,132
Total cost of sales	687,152	656,372	2,040,235	1,979,854
Gross margin	459,902	423,747	1,364,019	1,282,648
General and administrative	105,092	103,991	321,777	320,962
U.S. franchise advertising	131,642	120,925	387,818	356,181
Refranchising (gain) loss	—	—	(3,883)	158
Income from operations	223,168	198,831	658,307	605,347
Other (expense) income	(3,017)	26,172	5,036	18,871
Interest income	4,060	4,339	11,834	12,297
Interest expense	(45,012)	(44,726)	(135,245)	(135,293)
Income before provision for income taxes	179,199	184,616	539,932	501,222
Provision for income taxes	39,880	37,692	119,871	86,496
Net income	$139,319	$146,924	$420,061	$414,726
Earnings per share:
Common stock - basic	$4.11	$4.22	$12.31	$11.91
Common stock - diluted	$4.08	$4.19	$12.22	$11.80

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7,	September 8,	September 7,	September 8,
(In thousands)	2025	2024	2025	2024
Net income	$139,319	$146,924	$420,061	$414,726
Currency translation adjustment	(618)	598	2,187	(1,010)
Comprehensive income	$138,701	$147,522	$422,248	$413,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
	September 7,	September 8,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$420,061	$414,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,128	60,974
Refranchising (gain) loss	(3,883)	158
Loss on sale/disposal of assets	703	501
Amortization of debt issuance costs	3,768	3,685
Provision (benefit) for deferred income taxes	9,255	(7,524)
Non-cash equity-based compensation expense	31,681	31,541
Excess tax benefits from equity-based compensation	(2,751)	(21,609)
(Benefit) provision for losses on accounts and notes receivable	(49)	250
Unrealized and realized gain on investments, net	(5,036)	(18,871)
Changes in operating assets and liabilities	10,242	(18,968)
Changes in advertising fund assets and liabilities, restricted	27,137	2,016
Net cash provided by operating activities	552,256	446,879
Cash flows from investing activities:
Capital expenditures	(56,667)	(70,801)
Sale of investments	44,085	—
Proceeds from sale of assets	8,458	73
Other	(1,939)	(1,167)
Net cash used in investing activities	(6,063)	(71,895)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000,000	—
Repayments of long-term debt and finance lease obligations	(1,147,773)	(15,947)
Proceeds from exercise of stock options	12,882	34,669
Purchases of common stock	(277,698)	(214,999)
Tax payments for restricted stock upon vesting	(10,862)	(10,706)
Payments of common stock dividends and equivalents	(119,503)	(106,015)
Cash paid for financing costs	(15,287)	—
Net cash used in financing activities	(558,241)	(312,998)
Effect of exchange rate changes on cash	1,487	(589)
Change in cash and cash equivalents, restricted cash and cash equivalents	(10,561)	61,397

Cash and cash equivalents, beginning of period	186,126	114,098
Restricted cash and cash equivalents, beginning of period	195,370	200,870
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	80,928	88,165
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	462,424	403,133

Cash and cash equivalents, end of period	139,728	189,084
Restricted cash and cash equivalents, end of period	202,501	185,439
Cash and cash equivalents included in advertising fund assets, restricted, end of period	109,634	90,007
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$451,863	$464,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except share and per share amounts)

September 7, 2025

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

The 2025 and 2024 third quarters referenced herein represent the twelve-week periods ended September 7, 2025 and September 8, 2024, respectively. The 2025 and 2024 three fiscal quarters referenced herein represent the thirty-six-week periods ended September 7, 2025 and September 8, 2024, respectively. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the third quarter and three fiscal quarters ended September 7, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2025.

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

The tables below summarize the financial information, including revenues, significant segment expenses, Segment Income and capital expenditures, concerning the Company’s reportable segments for the third quarter and three fiscal quarters ended September 7, 2025 and September 8, 2024. Intersegment revenues are comprised of sales of food and, to a lesser extent, other products, from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based.

The Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) in the fourth quarter of 2024. The Company has included the relevant interim disclosures retrospectively for all periods presented in the condensed consolidated financial statements.

	Fiscal Quarter Ended September 7, 2025
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$82,749	$—	$—	$82,749
U.S. franchise royalties and fees	157,155	—	—	157,155
Supply chain	—	722,597	—	722,597
Supply chain - intersegment revenues	—	(25,638)	—	(25,638)
International franchise royalties and fees	—	—	78,549	78,549
U.S. franchise advertising	131,642	—	—	131,642
Segment revenues	$371,546	$696,959	$78,549	$1,147,054
Cost of sales - food	24,613	495,249	—	519,862
Cost of sales - labor	25,541	61,887	—	87,428
Cost of sales - other (1)	16,583	51,269	—	67,852
U.S. franchise advertising	131,642	—	—	131,642
General and administrative (2)	36,858	18,389	11,252	66,499
Segment Income	$136,309	$70,165	$67,297	$273,771
Segment capital expenditures (3)	$2,629	$8,248	$139	$11,016

	Three Fiscal Quarters Ended September 7, 2025
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$266,803	$—	$—	$266,803
U.S. franchise royalties and fees	464,416	—	—	464,416
Supply chain	—	2,135,164	—	2,135,164
Supply chain - intersegment revenues	—	(81,219)	—	(81,219)
International franchise royalties and fees	—	—	231,272	231,272
U.S. franchise advertising	387,818	—	—	387,818
Segment revenues	$1,119,037	$2,053,945	$231,272	$3,404,254
Cost of sales - food	79,103	1,454,349	—	1,533,452
Cost of sales - labor	82,353	183,793	—	266,146
Cost of sales - other (1)	54,821	149,829	—	204,650
U.S. franchise advertising	387,818	—	—	387,818
General and administrative (2)	112,830	48,781	34,632	196,243
Segment Income	$402,112	$217,193	$196,640	$815,945
Segment capital expenditures (3)	$5,588	$22,834	$139	$28,561

	Fiscal Quarter Ended September 8, 2024
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$89,173	$—	$—	$89,173
U.S. franchise royalties and fees	144,074	—	—	144,074
Supply chain	—	679,664	—	679,664
Supply chain - intersegment revenues	—	(28,350)	—	(28,350)
International franchise royalties and fees	—	—	74,633	74,633
U.S. franchise advertising	120,925	—	—	120,925
Segment revenues	$354,172	$651,314	$74,633	$1,080,119
Cost of sales - food	25,905	465,301	—	491,206
Cost of sales - labor	27,761	60,124	—	87,885
Cost of sales - other (1)	17,801	47,870	—	65,671
U.S. franchise advertising	120,925	—	—	120,925
General and administrative (2)	33,203	16,846	12,266	62,315
Segment Income	$128,577	$61,173	$62,367	$252,117
Segment capital expenditures (3)	$4,256	$8,116	$—	$12,372

	Three Fiscal Quarters Ended September 8, 2024
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$274,086	$—	$—	$274,086
U.S. franchise royalties and fees	442,168	—	—	442,168
Supply chain	—	2,053,055	—	2,053,055
Supply chain - intersegment revenues	—	(83,283)	—	(83,283)
International franchise royalties and fees	—	—	220,295	220,295
U.S. franchise advertising	356,181	—	—	356,181
Segment revenues	$1,072,435	$1,969,772	$220,295	$3,262,502
Cost of sales - food	78,868	1,403,699	—	1,482,567
Cost of sales - labor	85,912	184,042	—	269,954
Cost of sales - other (1)	53,395	139,832	—	193,227
U.S. franchise advertising	356,181	—	—	356,181
General and administrative (2)	103,912	51,463	39,499	194,874
Segment Income	$394,167	$190,736	$180,796	$765,699
Segment capital expenditures (3)	$9,068	$20,533	$33	$29,634

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

(3)

The Company also had $11.0 million and $11.5 million of other capital expenditures not attributable to the reportable segments primarily representing capitalized software in the third quarters of 2025 and 2024, respectively. The Company had $29.8 million and $40.1 million of other capital expenditures not attributable to the reportable segments primarily representing capitalized software in the three fiscal quarters of 2025 and 2024, respectively.

The following table reconciles total Segment Income to income before provision for income taxes:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7, 2025	September 8, 2024	September 7, 2025	September 8, 2024
Total Segment Income	$273,771	$252,117	$815,945	$765,699
General and administrative - other (1)	(19,771)	(22,839)	(68,009)	(67,178)
Depreciation and amortization	(20,415)	(20,756)	(61,128)	(60,974)
Non-cash equity-based compensation expense	(10,325)	(9,517)	(31,681)	(31,541)
Loss on sale/disposal of assets	(92)	(174)	(703)	(501)
Refranchising gain (loss)	—	—	3,883	(158)
Income from operations	223,168	198,831	658,307	605,347
Other (expense) income	(3,017)	26,172	5,036	18,871
Interest income	4,060	4,339	11,834	12,297
Interest expense	(45,012)	(44,726)	(135,245)	(135,293)
Income before provision for income taxes	$179,199	$184,616	$539,932	$501,222

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

3. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7,	September 8,	September 7,	September 8,
	2025	2024	2025	2024
Net income available to common stockholders - basic and diluted	$139,319	$146,924	$420,061	$414,726
Basic weighted average number of shares	33,919,706	34,801,086	34,122,385	34,835,394
Earnings per share – basic	$4.11	$4.22	$12.31	$11.91
Diluted weighted average number of shares	34,146,418	35,039,408	34,366,396	35,145,732
Earnings per share – diluted	$4.08	$4.19	$12.22	$11.80

The denominators used in calculating diluted earnings per share for common stock for the third quarters and three fiscal quarters each ended September 7, 2025 and September 8, 2024 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7,	September 8,	September 7,	September 8,
	2025	2024	2025	2024
Anti-dilutive shares underlying stock-based awards
Stock options	85,428	44,342	89,147	46,290
Restricted stock awards and units	2,360	4,223	2,360	4,223
Performance condition not met
Restricted stock awards and units	41,957	49,742	41,957	49,742

4. Stockholders’ Deficit

The following tables summarize the changes in stockholders’ deficit for the third quarter and three fiscal quarters of 2025.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at June 15, 2025	33,937,222	$339	$843	$(3,971,182)	$(4,627)
Net income	—	—	—	139,319	—
Dividends declared on common stock and equivalents ($1.74 per share)	—	—	—	(59,184)	—
Issuance and cancellation of stock awards, net	17,498	1	—	—	—
Tax payments for restricted stock upon vesting	(5,287)	—	(2,390)	—	—
Purchases of common stock	(165,778)	(2)	(8,722)	(66,624)	—
Exercise of stock options	1,490	—	563	—	—
Non-cash equity-based compensation expense	—	—	10,325	—	—
Currency translation adjustment	—	—	—	—	(618)
Balance at September 7, 2025	33,785,145	$338	$619	$(3,957,671)	$(5,245)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 29, 2024	34,281,927	$343	$1,272	$(3,956,474)	$(7,432)
Net income	—	—	—	420,061	—
Dividends declared on common stock and equivalents ($5.22 per share)	—	—	—	(178,441)	—
Issuance and cancellation of stock awards, net	75,668	1	—	—	—
Tax payments for restricted stock upon vesting	(24,590)	—	(10,862)	—	—
Purchases of common stock	(596,754)	(6)	(34,354)	(242,817)	—
Exercise of stock options	48,894	—	12,882	—	—
Non-cash equity-based compensation expense	—	—	31,681	—	—
Currency translation adjustment	—	—	—	—	2,187
Balance at September 7, 2025	33,785,145	$338	$619	$(3,957,671)	$(5,245)

Subsequent to the end of the third quarter of 2025, on October 7, 2025, the Company’s Board of Directors declared a $1.74 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 15, 2025 to be paid on December 26, 2025.

The following tables summarize the changes in stockholders’ deficit for the third quarter and three fiscal quarters of 2024.

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

Fair Value of Investments

The Company holds a non-controlling interest in DPC Dash Ltd (“DPC Dash”), the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. The Company accounts for its investment in DPC Dash as a trading security and records it at fair value at the end of each reporting period, with gains and losses recorded in other income or expense in its condensed consolidated statements of income. As of September 7, 2025, the fair value of the Company’s investment in DPC Dash ordinary shares is based on the active exchange quoted price for the equity security of HK$87.25 per share (HK: 1405). The Company owned 3,901,019 and 8,101,019 ordinary shares as of September 7, 2025 and December 29, 2024, respectively. The Company sold 4,200,000 ordinary shares of its investment in DPC Dash in the second quarter of 2025 for net proceeds of $44.1 million.

The Company recorded a total net negative adjustment of $3.0 million in the third quarter of 2025 and a total net positive adjustment of $5.0 million in the three fiscal quarters of 2025 to the carrying amount of its investment in DPC Dash, with the net realized and unrealized losses and gains recorded in other (expense) income in the Company’s condensed consolidated statements of income. The Company recorded positive adjustments of $26.2 million and $18.9 million in the third quarter of 2024 and three fiscal quarters of 2024, respectively, to the carrying amount of its investment in DPC Dash, with the unrealized gains recorded in other (expense) income in the Company’s condensed consolidated statements of income.

The following tables summarize the carrying amounts and fair values of certain assets at September 7, 2025 and December 29, 2024:

	At September 7, 2025
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$95,531	$95,531	$—	$—
Restricted cash equivalents	132,211	132,211	—	—
Investments in marketable securities	23,658	23,658	—	—
Advertising fund cash equivalents, restricted	89,495	89,495	—	—
Investment in DPC Dash	43,650	43,650	—	—

	At December 29, 2024
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$127,074	$127,074	$—	$—
Restricted cash equivalents	140,669	140,669	—	—
Investments in marketable securities	20,638	20,638	—	—
Advertising fund cash equivalents, restricted	70,350	70,350	—	—
Investment in DPC Dash	82,699	82,699	—	—

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

Management estimated the approximate fair values of the Company’s fixed rate notes as follows:

	September 7, 2025		December 29, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$—	$—	$742,000	$739,032
2017 Ten-Year Notes	940,000	932,480	940,000	915,560
2018 7.5-Year Notes	—	—	402,688	399,869
2018 9.25-Year Notes	379,000	377,863	379,000	370,662
2019 Ten-Year Notes	648,000	625,320	648,000	599,400
2021 7.5-Year Notes	826,625	782,814	826,625	750,576
2021 Ten-Year Notes	972,500	895,673	972,500	850,938
2025 Five-Year Notes	500,000	503,500	—	—
2025 Seven-Year Notes	500,000	507,000	—	—

The Company did not have any outstanding borrowings under its variable funding notes at September 7, 2025 or December 29, 2024.

6. Refinancing

On September 5, 2025 (the “closing date”), the Company completed a refinancing transaction (the “2025 Refinancing”) in which certain of the Company’s subsidiaries issued new notes pursuant to an asset-backed securitization. The notes consist of $500.0 million Series 2025-1 4.930% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated repayment date of July 2030 (the “2025 Five-Year Notes”) and $500.0 million Series 2025-1 5.217% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated repayment date of July 2032 (the “2025 Seven-Year Notes,” and collectively with the 2025 Five-Year Notes, the “2025 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. Gross proceeds from the issuance of the 2025 Notes were $1.00 billion.

The proceeds from the issuance of the 2025 Notes, as well as $160.0 million of the Company’s unrestricted cash and cash equivalents, were used to (i) repay the remaining $742.0 million in outstanding principal under the Company’s 2015 Ten-Year Notes (refer to Note 5, above) and the remaining $402.7 million in outstanding principal under the Company’s 2018 7.5-Year Notes (refer to Note 5, above), (ii) prefund a portion of the interest payable on the 2025 Notes and (iii) pay transaction fees and expenses. In connection with the 2025 Refinancing, the Company capitalized $15.4 million of debt issuance costs, which are being amortized into interest expense over the five and seven-year expected terms of the 2025 Notes.

The legal final maturity date of the 2025 Notes is July 2055, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2025 Five-Year Notes will be repaid on or prior to the anticipated repayment date occurring in July 2030, and the 2025 Seven-Year Notes will be repaid on or prior to the anticipated repayment date occurring in July 2032. If the Company has not repaid or refinanced the 2025 Notes prior to the applicable anticipated repayment dates, additional interest of at least 5% per annum will accrue, and the Company’s cash flows other than a weekly management fee to cover certain operating expenses would be directed to the repayment of the securitized debt.

As of September 7, 2025, the 2025 Notes had original scheduled principal payments of $10.0 million in each of 2026 through 2029, $485.0 million in 2030, $5.0 million in 2031 and $470.0 million in 2032. In accordance with the Company’s debt agreements, the payment of principal on the 2025 Notes may be suspended if either the Holdco Leverage Ratio or Senior Leverage Ratio is less than or equal to 5.5x total debt to either Consolidated Adjusted EBITDA or Securitized Net Cash Flow, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. In accordance with the Company’s debt agreements, the payment of principal on the 2021 Notes, 2019 Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes (refer to Note 5, above) may be suspended if the Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. As of the end of the third quarter of 2025 and the end of the fourth quarter of 2024, the Company satisfied the non-amortization tests for each respective series of notes, and accordingly, the outstanding principal amounts of the notes have been classified as long-term debt in the condensed consolidated balance sheet as of September 7, 2025 and December 29, 2024.

Concurrent with the 2025 Refinancing, certain of the Company’s subsidiaries also issued a new variable funding note facility which allows for advances of up to $320.0 million of Series 2025-1 Variable Funding Senior Secured Notes, Class A-1 and certain other credit instruments, including letters of credit (the “2025 Variable Funding Notes”). The 2025 Variable Funding Notes were undrawn on the closing date. As of September 7, 2025, the Company had no outstanding borrowings and $263.6 million of available borrowing capacity under its 2025 Variable Funding Notes, net of letters of credit issued of $56.4 million. In connection with the issuance of the 2025 Variable Funding Notes, the Company’s previous $200.0 million Series 2021-1 and $120.0 million Series 2022-1 variable funding note facilities were canceled.

Interest on the 2025 Variable Funding Notes is payable at a rate equal to the Secured Overnight Financing Rate (“Term SOFR”) plus 150 basis points. The unused portion of the 2025 Variable Funding Notes is subject to a commitment fee of 50 basis points. It is anticipated that any amounts outstanding under the 2025 Variable Funding Notes will be repaid in full on or prior to July 2030, subject to two additional one-year extensions at the option of the Company, subject to certain conditions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the 2025 Variable Funding Notes equal to 5% per annum.

7. Revenue Disclosures

Contract Liabilities

Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $5.0 million and $5.1 million were included in current other accrued liabilities as of September 7, 2025 and December 29, 2024, respectively. Deferred franchise fees and deferred development fees of $14.9 million and $15.8 million were included in long-term other accrued liabilities as of September 7, 2025 and December 29, 2024, respectively.

Changes in deferred franchise fees and deferred development fees for the three fiscal quarters of 2025 and 2024 were as follows:

	Three Fiscal Quarters Ended
	September 7,	September 8,
	2025	2024
Deferred franchise fees and deferred development fees, beginning of period	$20,946	$25,195
Revenue recognized during the period	(4,316)	(4,292)
New deferrals due to cash received and other	3,297	2,281
Deferred franchise fees and deferred development fees, end of period	$19,927	$23,184

Advertising Fund Assets

As of September 7, 2025, advertising fund assets, restricted of $135.8 million consisted of $109.6 million of cash and cash equivalents, $17.9 million of accounts receivable and $8.3 million of prepaid expenses. As of September 7, 2025, advertising fund cash and cash equivalents included $3.1 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

As of December 29, 2024, advertising fund assets, restricted of $103.4 million consisted of $80.9 million of cash and cash equivalents, $14.3 million of accounts receivable and $8.2 million of prepaid expenses. As of December 29, 2024, advertising fund cash and cash equivalents included $1.8 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

8. Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters with expiration dates through 2045. Rent expense totaled $21.8 million and $65.9 million in the third quarter and three fiscal quarters of 2025, respectively. Rent expense totaled $21.0 million and $63.2 million in the third quarter and three fiscal quarters of 2024, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.4 million and $5.0 million in the third quarter and three fiscal quarters of 2025, respectively. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.5 million and $5.4 million in the third quarter and three fiscal quarters of 2024, respectively. Variable rent expense and rent expense for other short-term leases were immaterial in both the third quarter and three fiscal quarters of 2025 and 2024.

The components of operating and finance lease cost for the third quarters and three fiscal quarters of 2025 and 2024 were as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7,	September 8,	September 7,	September 8,
	2025	2024	2025	2024
Operating lease cost	$11,991	$11,545	$36,213	$34,260
Finance lease cost:
Amortization of right-of-use assets	1,239	1,303	3,737	3,949
Interest on lease liabilities	844	943	2,571	2,900
Total finance lease cost	$2,083	$2,246	$6,308	$6,849

Supplemental cash flow information related to leases for the three fiscal quarters of 2025 and 2024 were as follows:

	Three Fiscal Quarters Ended
	September 7,	September 8,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,123	$33,693
Operating cash flows from finance leases	2,571	2,900
Financing cash flows from finance leases	3,022	3,014
Cash paid for amounts included in the measurement of financing obligation from sale leaseback:
Operating cash flows from sale leaseback	792	896
Financing cash flows from sale leaseback	63	58
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	46,300	40,800
Finance leases	—	1,442

As of September 7, 2025, the Company had additional leases for certain supply chain real estate and certain supply chain vehicles that had not yet commenced with estimated future minimum rental commitments of $161.9 million. These leases are expected to commence in 2025 and 2026 with lease terms of up to 20 years. These undiscounted amounts will be included in the Company’s condensed consolidated balance sheet at the respective commencement dates.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $14.1 million and $12.8 million as of September 7, 2025 and December 29, 2024, respectively. The Company does not believe these arrangements have had or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

9. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $4.8 million at September 7, 2025 and $3.1 million at December 29, 2024. The Company had $2.5 million in non-cash financing activity related to accruals for excise taxes on share repurchases as of September 7, 2025. The Company had $3.0 million in non-cash financing activity related to accruals for excise taxes on share repurchases as of December 29, 2024, which was paid in the second quarter of 2025.

10. Company-owned Store Transactions

During the second quarter of 2025, the Company refranchised 36 U.S. Company-owned stores in Maryland for proceeds of $8.5 million. The pre-tax refranchising gain associated with the sale of the related assets and liabilities, including a $1.4 million reduction in goodwill, was $3.9 million and was recorded in refranchising (gain) loss in the Company’s condensed consolidated statements of income.

During the first quarter of 2025, the Company purchased two U.S. franchised stores from one of the Company’s former U.S. franchisees for $0.9 million, which was paid in the second quarter of 2025. The Company recorded $0.3 million of intangibles, $0.1 million of equipment and leasehold improvements and $0.5 million of goodwill.

During each of the first and second quarters of 2024, the Company refranchised one U.S. Company-owned store for proceeds of less than $0.1 million each. The pre-tax refranchising losses associated with the sale of the related assets and liabilities, including goodwill, were approximately $0.1 million each and were recorded in refranchising (gain) loss in the Company’s condensed consolidated statements of income.

11. New Accounting Pronouncements

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (the “FASB”) and adopted the following accounting standard.

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

ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), to modernize the accounting guidance for the costs to develop software for internal use. The standard applies to costs incurred to develop or obtain software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new standard also supersedes the guidance related to costs incurred to develop a website.

ASU 2025-06 guidance is effective for annual periods beginning after December 15, 2027. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2025 and 2024 third quarters referenced herein represent the twelve-week periods ended September 7, 2025 and September 8, 2024, respectively. The 2025 and 2024 three fiscal quarters referenced herein represent the thirty-six-week periods ended September 7, 2025 and September 8, 2024, respectively. In this section, we discuss the results of our operations for the third quarter and three fiscal quarters of 2025 as compared to the third quarter and three fiscal quarters of 2024.

Overview

Domino’s is the largest pizza company in the world, with more than 21,700 locations in over 90 markets around the world as of September 7, 2025, and operates two distinct service models within its stores with a significant business in both delivery and carryout. We are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores through both the delivery and carryout service models. We have been selling quality, affordable food to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. Over more than 60 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.

We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of September 7, 2025. Franchising enables an individual to be a business owner and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

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

Third Quarter of 2025 Highlights

As discussed above, our Hungry for MORE strategy aims to generate MORE sales, MORE stores and MORE profits.

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 6.3% as compared to the third quarter of 2024. U.S. retail sales increased 7.0% and international retail sales, excluding foreign currency impact, increased 5.7% as compared to the third quarter of 2024. Same store sales increased 5.2% in our U.S. stores and increased 1.7% in our international stores (excluding foreign currency impact).
•
Global net store growth of 214, including 29 net store openings in the U.S. and 185 net store openings internationally.
•
Income from operations increased 12.2%.

Three Fiscal Quarters of 2025 Highlights

•
Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 5.5% as compared to the three fiscal quarters of 2024. U.S. retail sales increased 4.5% and international retail sales, excluding foreign currency impact, increased 6.6% as compared to the three fiscal quarters of 2024. Same store sales increased 2.7% in our U.S. stores and increased 2.5% in our international stores (excluding foreign currency impact).
•
Global net store growth of 384, including 76 net store openings in the U.S. and 308 net store openings internationally.
•
Income from operations increased 8.7%.

Excluding the positive and negative impacts of foreign currency during the third quarter and three fiscal quarters of 2025, respectively, Domino’s experienced global retail sales growth, driven by same store sales growth, as well as net store growth during the trailing four quarters in both our U.S. and international businesses. Overall, we believe our global retail sales growth, excluding foreign currency impact, marketing initiatives, operations and emphasis on technology have combined to strengthen our brand. These financial and statistical measures are described in additional detail below.

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

	Third Quarter of 2025	Third Quarter of 2024	Three Fiscal Quarters of 2025	Three Fiscal Quarters of 2024
Global retail sales:
U.S. stores	$2,320.4	$2,168.4	$6,896.8	$6,602.5
International stores	2,375.8	2,223.6	6,933.5	6,581.9
Total	$4,696.2	$4,392.0	$13,830.3	$13,184.4

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

	Third Quarter of 2025	Third Quarter of 2024	Three Fiscal Quarters of 2025	Three Fiscal Quarters of 2024
U.S. stores	+ 7.0%	+ 5.1%	+ 4.5%	+ 6.6%
International stores (excluding foreign currency impact)	+ 5.7%	+ 5.1%	+ 6.6%	+ 6.5%
Total (excluding foreign currency impact)	+ 6.3%	+ 5.1%	+ 5.5%	+ 6.5%

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

	Third Quarter of 2025	Third Quarter of 2024	Three Fiscal Quarters of 2025	Three Fiscal Quarters of 2024
U.S. Company-owned stores	+ 3.4%	+ 3.1%	+ 1.0%	+ 5.4%
U.S. franchise stores	+ 5.3%	+ 3.0%	+ 2.7%	+ 4.4%
U.S. stores	+ 5.2%	+ 3.0%	+ 2.7%	+ 4.5%
International stores (excluding foreign currency impact)	+ 1.7%	+ 0.8%	+ 2.5%	+ 1.1%

U.S. same store sales increased 5.2% in the third quarter of 2025, rolling over an increase in U.S. same store sales of 3.0% in the third quarter of 2024. U.S. same store sales increased 2.7% in the three fiscal quarters of 2025, rolling over an increase in U.S. same store sales of 4.5% in the three fiscal quarters of 2024. The increase in U.S. same store sales in the third quarter of 2025 was primarily due to higher customer transaction counts, driven in part by our “Best Deal Ever” promotion. To a lesser extent, the increase in U.S. same store sales in the third quarter of 2025 was also driven by an increase in average ticket. The increase in U.S. same store sales in the three fiscal quarters of 2025 was due to both higher average ticket and higher customer transaction counts, each driven in part by the launch of our Parmesan Stuffed Crust. Multiple windows of our “Best Deal Ever” promotion also drove higher customer transaction counts in the three fiscal quarters of 2025.

International same store sales (excluding foreign currency impact) increased 1.7% in the third quarter of 2025, rolling over an increase in international same store sales (excluding foreign currency impact) of 0.8% in the third quarter of 2024. International same store sales (excluding foreign currency impact) increased 2.5% in the three fiscal quarters of 2025, rolling over an increase in international same store sales (excluding foreign currency impact) of 1.1% in the three fiscal quarters of 2024. The increases in international same store sales in both the third quarter and three fiscal quarters of 2025 were driven by higher customer transaction counts.

Store Growth Activity

Net store growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Net store growth is calculated by netting gross store openings with gross store closures during the period. Transfers between Company-owned stores and franchised stores are excluded from the calculation of net store growth.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at June 15, 2025	258	6,803	7,061	14,475	21,536
Openings	2	28	30	220	250
Closings	—	(1)	(1)	(35)	(36)
Store count at September 7, 2025	260	6,830	7,090	14,660	21,750
Third quarter 2025 net store growth	2	27	29	185	214
Trailing four quarters net store growth	3	157	160	588	748

Income Statement Data

	Third Quarter of 2025		Third Quarter of 2024		Three Fiscal Quarters of 2025		Three Fiscal Quarters of 2024
Revenues:
U.S. Company-owned stores	$82.7		$89.2		$266.8		$274.1
U.S. franchise royalties and fees	157.2		144.1		464.4		442.2
Supply chain	697.0		651.3		2,053.9		1,969.8
International franchise royalties and fees	78.5		74.6		231.3		220.3
U.S. franchise advertising	131.6		120.9		387.8		356.2
Total revenues	1,147.1	100.0%	1,080.1	100.0%	3,404.3	100.0%	3,262.5	100.0%
Cost of sales:
U.S. Company-owned stores	69.3		74.2		224.2		226.7
Supply chain	617.9		582.2		1,816.0		1,753.1
Total cost of sales	687.2	59.9%	656.4	60.8%	2,040.2	59.9%	1,979.9	60.7%
Gross margin	459.9	40.1%	423.7	39.2%	1,364.0	40.1%	1,282.6	39.3%
General and administrative	105.1	9.1%	104.0	9.6%	321.8	9.5%	321.0	9.8%
U.S. franchise advertising	131.6	11.5%	120.9	11.2%	387.8	11.4%	356.2	10.9%
Refranchising (gain) loss	—	0.0%	—	0.0%	(3.9)	(0.1)%	0.2	0.0%
Income from operations	223.2	19.5%	198.8	18.4%	658.3	19.3%	605.3	18.6%
Other (expense) income	(3.0)	(0.3)%	26.2	2.4%	5.0	0.2%	18.9	0.6%
Interest expense, net	(41.0)	(3.6)%	(40.4)	(3.7)%	(123.4)	(3.6)%	(123.0)	(3.8)%
Income before provision for income taxes	179.2	15.6%	184.6	17.1%	539.9	15.9%	501.2	15.4%
Provision for income taxes	39.9	3.5%	37.7	3.5%	119.9	3.6%	86.5	2.7%
Net income	$139.3	12.1%	$146.9	13.6%	$420.1	12.3%	$414.7	12.7%

Revenues

	Third Quarter of 2025		Third Quarter of 2024		Three Fiscal Quarters of 2025		Three Fiscal Quarters of 2024
U.S. Company-owned stores	$82.7	7.2%	$89.2	8.3%	$266.8	7.8%	$274.1	8.4%
U.S. franchise royalties and fees	157.2	13.7%	144.1	13.3%	464.4	13.7%	442.2	13.5%
Supply chain	697.0	60.8%	651.3	60.3%	2,053.9	60.3%	1,969.8	60.4%
International franchise royalties and fees	78.5	6.8%	74.6	6.9%	231.3	6.8%	220.3	6.8%
U.S. franchise advertising	131.6	11.5%	120.9	11.2%	387.8	11.4%	356.2	10.9%
Total revenues	$1,147.1	100.0%	$1,080.1	100.0%	$3,404.3	100.0%	$3,262.5	100.0%

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

Consolidated revenues increased $66.9 million, or 6.2%, in the third quarter of 2025 as compared to the third quarter of 2024, and consolidated revenues increased $141.8 million, or 4.3%, in the three fiscal quarters of 2025 as compared to the three fiscal quarters of 2024, primarily due to higher supply chain revenues and higher U.S. franchise royalties and fees and advertising revenues. The increase in supply chain revenues was primarily attributable to higher order volumes and an increase in our food basket pricing to stores, but these increases were partially offset by a shift in the relative mix of products we sell and the transition of our equipment and supplies business to a third-party supplier. The increases in U.S. franchise royalties and fees and advertising revenues were driven primarily by same store sales growth and net store growth during the trailing four quarters. U.S. franchise advertising revenues also increased as a result of a decrease in advertising incentives related to certain brand promotions and the increase in the advertising contribution rate in the three fiscal quarters of 2025. These changes in revenues are described in more detail below.

U.S. Stores

	Third Quarter of 2025		Third Quarter of 2024		Three Fiscal Quarters of 2025		Three Fiscal Quarters of 2024
U.S. Company-owned stores	$82.7	22.3%	$89.2	25.2%	$266.8	23.8%	$274.1	25.6%
U.S. franchise royalties and fees	157.2	42.3%	144.1	40.7%	464.4	41.5%	442.2	41.2%
U.S. franchise advertising	131.6	35.4%	120.9	34.1%	387.8	34.7%	356.2	33.2%
Total U.S. stores revenues	$371.5	100.0%	$354.2	100.0%	$1,119.0	100.0%	$1,072.4	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations decreased $6.5 million, or 7.2%, in the third quarter of 2025, and decreased $7.3 million, or 2.7%, in the three fiscal quarters of 2025, each primarily driven by the refranchising of 36 stores in the Maryland market in May of 2025, but these decreases were partially offset by higher same store sales.

U.S. Company-owned same store sales increased 3.4% in the third quarter of 2025 and increased 3.1% in the third quarter of 2024. U.S. Company-owned same store sales increased 1.0% in the three fiscal quarters of 2025 and increased 5.4% in the three fiscal quarters of 2024.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $13.1 million, or 9.1%, in the third quarter of 2025, and increased $22.2 million, or 5.0%, in the three fiscal quarters of 2025, primarily due to higher same store sales and an increase in the average number of U.S. franchised stores open during the period resulting from net store growth.

U.S. franchise same store sales increased 5.3% in the third quarter of 2025 and increased 3.0% in the third quarter of 2024. U.S. franchise same store sales increased 2.7% in the three fiscal quarters of 2025 and increased 4.4% in the three fiscal quarters of 2024.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising increased $10.7 million, or 8.9%, in the third quarter of 2025 primarily as a result of higher same stores sales and an increase in the average number of U.S. franchised stores open during the period resulting from net store growth. Revenues from U.S. franchise advertising increased $31.6 million, or 8.9%, in the three fiscal quarters of 2025 primarily due to higher same store sales, a decrease in advertising incentives related to certain brand promotions, an increase in the average number of U.S. franchised stores open during the period resulting from net store growth, as well as the return to the standard 6.0% advertising contribution rate at the beginning of the second quarter of 2024 following the end of the temporary reduction to 5.75%.

Supply Chain

Supply chain revenues increased $45.6 million, or 7.0%, in the third quarter of 2025, and increased $84.2 million, or 4.3%, in the three fiscal quarters of 2025, each due to higher order volumes and an increase in our food basket pricing to stores. These increases were partially offset by a shift in the relative mix of products we sell and the transition of our equipment and supplies business to a third-party supplier. Our food basket pricing to stores increased 3.3% in the third quarter of 2025 and increased 4.3% in the three fiscal quarters of 2025, which resulted in an estimated $33 million increase in supply chain revenues in the third quarter of 2025, and an estimated $115 million increase in the three fiscal quarters of 2025. The food basket pricing change, a statistical measure utilized by management, is calculated as the percentage change of the food basket (including both food and cardboard products) purchased by an average U.S. store (based on average weekly unit sales) from our U.S. supply chain centers against the comparable period of the prior year. We believe this measure is important to understanding Company performance because as our food basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees increased $3.9 million, or 5.2%, in the third quarter of 2025, and increased $11.0 million, or 5.0%, in the three fiscal quarters of 2025, primarily due to an increase in the average number of international franchised stores open during the period resulting from net store growth, as well as same store sales growth (excluding foreign currency impact). Changes in foreign currency exchange rates had an impact on international franchise royalty revenues of approximately positive $0.8 million in the third quarter of 2025 and negative $2.6 million in the three fiscal quarters of 2025. The impact of changes in foreign currency exchange rates on international franchise royalty revenues, a statistical measure utilized by management, is calculated as the difference in international franchise royalty revenues resulting from translating current year local currency results to U.S. dollars at current year exchange rates as compared to prior year exchange rates. We believe this measure is important to understanding Company performance given the significant variability in international franchise royalty revenues that can be driven by changes in foreign currency exchange rates.

International franchise same store sales increased 1.7% in the third quarter of 2025 and increased 0.8% in the third quarter of 2024, each excluding the impact of foreign currency exchange rates. International franchise same store sales increased 2.5% in the three fiscal quarters of 2025 and increased 1.1% in the three fiscal quarters of 2024, each excluding the impact of foreign currency exchange rates.

Cost of Sales / Gross Margin

	Third Quarter of 2025		Third Quarter of 2024		Three Fiscal Quarters of 2025		Three Fiscal Quarters of 2024
Total revenues	$1,147.1	100.0%	$1,080.1	100.0%	$3,404.3	100.0%	$3,262.5	100.0%
Total cost of sales	687.2	59.9%	656.4	60.8%	2,040.2	59.9%	1,979.9	60.7%
Gross margin	$459.9	40.1%	$423.7	39.2%	$1,364.0	40.1%	$1,282.6	39.3%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food and labor costs, as well as other costs including delivery, occupancy costs (including rent, telephone, utilities and depreciation) and insurance expense. Consolidated gross margin (which we define as revenues less cost of sales) increased $36.2 million, or 8.5%, in the third quarter of 2025, and increased $81.4 million, or 6.3%, in the three fiscal quarters of 2025, due primarily to higher global franchise royalty revenues as discussed above, as well as gross margin dollar growth within supply chain, discussed below. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. Additionally, as food basket prices fluctuate, revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate, and further, cost of sales, gross margins and gross margin percentages for our U.S. Company-owned stores also fluctuate.

Consolidated gross margin, as a percentage of revenues, increased 0.9 percentage points to 40.1% in the third quarter of 2025 from 39.2% in the third quarter of 2024. Consolidated gross margin, as a percentage of revenues, increased 0.8 percentage points to 40.1% in the three fiscal quarters of 2025 from 39.3% in the three fiscal quarters of 2024. U.S. Company-owned store gross margin decreased 0.5 and 1.3 percentage points in the third quarter and three fiscal quarters of 2025, respectively. Supply chain gross margin increased 0.7 and 0.6 percentage points in the third quarter and three fiscal quarters of 2025, respectively. Changes in the significant components of gross margin are described in more detail below.

U.S. Company-Owned Store Gross Margin

	Third Quarter of 2025		Third Quarter of 2024		Three Fiscal Quarters of 2025		Three Fiscal Quarters of 2024
Revenues	$82.7	100.0%	$89.2	100.0%	$266.8	100.0%	$274.1	100.0%
Cost of sales	69.3	83.7%	74.2	83.2%	224.2	84.0%	226.7	82.7%
Store gross margin	$13.5	16.3%	$15.0	16.8%	$42.6	16.0%	$47.4	17.3%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) decreased $1.5 million, or 9.9%, in the third quarter of 2025, and decreased $4.8 million, or 10.1%, in the three fiscal quarters of 2025. As a percentage of store revenues, U.S. Company-owned store gross margin decreased 0.5 percentage points in the third quarter of 2025, and decreased 1.3 percentage points in the three fiscal quarters of 2025. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs increased 0.7 percentage points to 29.7% in the third quarter of 2025 and increased 0.8 percentage points to 29.6% in the three fiscal quarters of 2025, each driven by the increase in the food basket pricing to stores.
•
Labor costs decreased 0.2 percentage points to 30.9% in the third quarter of 2025 and decreased 0.4 percentage points to 30.9% in the three fiscal quarters of 2025, each due to sales leverage, but were partially offset by higher wage rates. Store level productivity also contributed to the improvement in labor costs in the three fiscal quarters of 2025.
•
Higher insurance costs contributed to the remaining decrease in U.S. Company-owned store gross margin as a percentage of revenues in the three fiscal quarters of 2025.

Supply Chain Gross Margin

	Third Quarter of 2025		Third Quarter of 2024		Three Fiscal Quarters of 2025		Three Fiscal Quarters of 2024
Revenues	$697.0	100.0%	$651.3	100.0%	$2,053.9	100.0%	$1,969.8	100.0%
Cost of sales	617.9	88.7%	582.2	89.4%	1,816.0	88.4%	1,753.1	89.0%
Supply chain gross margin	$79.1	11.3%	$69.1	10.6%	$238.0	11.6%	$216.6	11.0%

Supply chain gross margin increased $10.0 million, or 14.3%, in the third quarter of 2025, and increased $21.4 million, or 9.8%, in the three fiscal quarters of 2025. As a percentage of supply chain revenues, supply chain gross margin increased 0.7 percentage points in the third quarter of 2025, and increased 0.6 percentage points in the three fiscal quarters of 2025. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs decreased 0.3 percentage points to 71.1% in the third quarter of 2025 and decreased 0.5 percentage points to 70.8% in the three fiscal quarters of 2025, each driven primarily by procurement productivity, partially offset by the increase in the cost of our food basket.
•
Labor costs decreased 0.3 percentage points to 8.9% in the third quarter of 2025 and decreased 0.4 percentage points to 8.9% in the three fiscal quarters of 2025, primarily due to higher sales leverage and labor efficiency.
•
Higher insurance costs partially offset these improvements in supply chain gross margin as a percentage of revenues in the three fiscal quarters of 2025.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 1.1%, in the third quarter of 2025. General and administrative expenses increased $0.8 million, or 0.3%, in the three fiscal quarters of 2025, primarily due to approximately $5 million in severance expenses associated with an organizational realignment that took place in the first quarter of 2025, offset by expenses related to our Worldwide Rally in the second quarter of 2024, which takes place every two years and did not reoccur in 2025.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses increased $10.7 million, or 8.9%, in the third quarter of 2025, and increased $31.6 million, or 8.9%, in the three fiscal quarters of 2025, consistent with the increase in U.S. franchise advertising revenues, as discussed above. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand, and these revenues cannot be used for general corporate purposes.

Refranchising (Gain) Loss

During the second quarter of 2025, we refranchised 36 U.S. Company-owned stores in Maryland for net proceeds of $8.5 million. The pre-tax refranchising gain associated with the sale of the related assets and liabilities, including a $1.4 million reduction in goodwill, was $3.9 million and was recorded in refranchising (gain) loss in our condensed consolidated statements of income.

During each of the first and second quarters of 2024, we refranchised one U.S. Company-owned store for proceeds of less than $0.1 million each. The pre-tax refranchising loss associated with the sale of the related assets and liabilities, including goodwill, were approximately $0.1 million each and were recorded in refranchising (gain) loss in our condensed consolidated statements of income.

Other (Expense) Income

During the third quarter and three fiscal quarters of 2025, we recorded a total net $3.0 million pre-tax unrealized loss and a total net $5.0 million pre-tax realized and unrealized gain, respectively, on our investment in DPC Dash (refer to Note 5 of the condensed consolidated financial statements). During the third quarter and three fiscal quarters of 2024, we recorded a $26.2 million and an $18.9 million pre-tax unrealized gain, respectively, on our investment in DPC Dash. The recorded amount of our investment is based on the active exchange quoted price for the equity security.

Interest Expense, Net

Interest expense, net increased $0.6 million, or 1.4%, in the third quarter of 2025, and increased $0.4 million, or 0.3%, in the three fiscal quarters of 2025.

Our weighted average borrowing rate was 3.8% in each of the third quarters and three fiscal quarters of 2025 and 2024.

Provision for Income Taxes

Provision for income taxes increased $2.2 million, or 5.8%, in the third quarter of 2025 due to a higher effective tax rate. The effective tax rate increased to 22.3% during the third quarter of 2025 as compared to 20.4% in the third quarter of 2024.

Provision for income taxes increased $33.4 million, or 38.6%, in the three fiscal quarters of 2025 due to a higher effective tax rate, as well as higher income before provision for income taxes. The effective tax rate increased to 22.2% during the three fiscal quarters of 2025 as compared to 17.3% in the three fiscal quarters of 2024, driven primarily by a 3.8 percentage point unfavorable change in the impact of excess tax benefits from equity-based compensation.

We applied the relevant provisions of the One Big Beautiful Bill Act in the third quarter of 2025 following its enactment on July 4, 2025, including provisions related to bonus depreciation, research and development and foreign derived intangible income and it did not have a material impact on our condensed consolidated financial statements.

Segment Income

We evaluate the performance of our reportable segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income. Segment Income for each of our reportable segments is summarized in the table below.

	Third Quarter of 2025	Third Quarter of 2024	Three Fiscal Quarters of 2025	Three Fiscal Quarters of 2024
U.S. stores	$136.3	$128.6	$402.1	$394.2
Supply chain	70.2	61.2	217.2	190.7
International franchise	67.3	62.4	196.6	180.8

U.S. Stores

U.S. stores Segment Income increased $7.7 million, or 6.0%, in the third quarter of 2025, primarily due to higher U.S. franchise royalties and fees revenues, as discussed above. This increase was partially offset by the $1.5 million decrease in U.S. Company-owned store gross margin, as discussed above. U.S. stores Segment Income increased $7.9 million, or 2.0%, in the three fiscal quarters of 2025, primarily due to higher U.S. franchise royalties and fees revenues, but this increase was partially offset by the $4.8 million decrease in U.S. Company-owned store gross margin, as discussed above, as well as a shift in the relative mix of labor cost associated with internally developed software.

U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income.

Supply Chain

Supply chain Segment Income increased $9.0 million, or 14.7%, in the third quarter of 2025, primarily due to the $10.0 million increase in supply chain gross margin discussed above. Supply chain Segment Income increased $26.5 million, or 13.9%, in the three fiscal quarters of 2025, primarily due to the $21.4 million increase in supply chain gross margin discussed above.

International Franchise

International franchise Segment Income increased $4.9 million, or 7.9%, in the third quarter of 2025, and increased $15.8 million, or 8.7%, in the three fiscal quarters of 2025 primarily due to higher international franchise royalties and fees revenues, as discussed above. In addition, lower general and administrative expenses also contributed to the increase in international franchise Segment Income in the three fiscal quarters of 2025. The decrease in general and administrative expenses primarily related to our Worldwide Rally in the second quarter of 2024, which did not reoccur in 2025 as discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. As of September 7, 2025, we had working capital of $123.0 million, excluding restricted cash and cash equivalents of $202.5 million, advertising fund assets, restricted, of $135.8 million and advertising fund liabilities of $132.7 million. Working capital includes total unrestricted cash and cash equivalents of $139.7 million.

Our primary sources of liquidity are cash flows from operations and availability of borrowings under our variable funding notes. During the third quarter and three fiscal quarters of 2025, we experienced an increase in both U.S. and international retail sales (excluding foreign currency impact). Additionally, both our U.S. and international businesses grew store counts during the third quarter and three fiscal quarters of 2025. These factors contributed to our continued ability to generate positive operating cash flows. In addition to our cash flows from operations, we have a variable funding note facility. Our Series 2025-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2025 Variable Funding Notes”), allows for advances of up to $320.0 million and issuance of certain other credit instruments, including letters of credit. The letters of credit primarily relate to our casualty insurance programs. As of September 7, 2025, we had no outstanding borrowings and $263.6 million of available borrowing capacity under our 2025 Variable Funding Notes, net of letters of credit issued of $56.4 million.

We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, any excess cash from our refinancing and recapitalization transactions and available borrowings under our 2025 Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business and other strategic opportunities, repay outstanding borrowings under our securitized debt, pay dividends and repurchase and retire shares of our common stock.

Our ability to continue to fund these items and continue to service our debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our 2024 Form 10-K. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under our 2025 Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our outstanding senior notes and to service, extend or refinance our 2025 Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Restricted Cash

As of September 7, 2025, we had $151.9 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $50.4 million of restricted cash equivalents held in a three-month interest reserve as required by the indenture governing the securitized debt and $0.2 million of other restricted cash for a total of $202.5 million of restricted cash and cash equivalents. As of September 7, 2025, we also held $109.6 million of advertising fund restricted cash and cash equivalents which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

As of September 7, 2025, we had approximately $4.82 billion of long-term debt. As of September 7, 2025, our fixed rate notes had original scheduled principal payments of $9.8 million in the remainder of 2025, $49.3 million in 2026, $1.34 billion in 2027, $834.3 million in 2028, $646.1 million in 2029, $495.0 million in 2030, $925.0 million in 2031 and $470.0 million in 2032. However, in accordance with our debt agreements, the payment of principal on the 2025 Five-Year Notes and 2025 Seven-Year Notes (refer to Note 5 to the condensed consolidated financial statements) may be suspended if either the Holdco Leverage Ratio or Senior Leverage Ratio is less than or equal to 5.5x total debt to either Consolidated Adjusted EBITDA or Securitized Net Cash Flow, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. Further, in accordance with our debt agreements, the payment of principal on the 2021 Notes, 2019 Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes (refer to Note 5 to the condensed consolidated financial statements) may be suspended if the Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. As of the end of the third quarter of 2025 and the end of the fourth quarter of 2024, we satisfied the non-amortization tests for each respective series of notes, and accordingly, the outstanding principal amounts of the notes have been classified as long-term debt in the condensed consolidated balance sheet as of September 7, 2025 and December 29, 2024.

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

Share Repurchase Programs

Our share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our refinancing and recapitalization transactions and borrowings under our variable funding note facilities.

During the third quarter of 2025, we repurchased and retired 165,778 shares of our common stock under our Board of Directors-approved share repurchase program for a total of $74.7 million. During the three fiscal quarters of 2025, we repurchased and retired 596,754 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $274.7 million. As of September 7, 2025, we had a total remaining authorized amount for share repurchases of approximately $539.7 million.

Dividends

On July 15, 2025, our Board of Directors declared a $1.74 per share quarterly dividend on our outstanding common stock for shareholders of record as of September 15, 2025, which was paid on September 30, 2025. We had approximately $61.2 million accrued for common stock dividends at September 7, 2025. Subsequent to the end of the third quarter of 2025, on October 7, 2025, our Board of Directors declared a $1.74 per share quarterly dividend on our outstanding common stock for shareholders of record as of December 15, 2025, to be paid on December 26, 2025.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

	Three Fiscal Quarters of 2025	Three Fiscal Quarters of 2024
Cash flows provided by (used in)
Net cash provided by operating activities	$552.3	$446.9
Net cash used in investing activities	(6.1)	(71.9)
Net cash used in financing activities	(558.2)	(313.0)
Effect of exchange rate changes on cash	1.5	(0.6)
Change in cash and cash equivalents, restricted cash and cash equivalents	$(10.6)	$61.4

Operating Activities

Cash provided by operating activities increased $105.4 million in the three fiscal quarters of 2025, as a result of the positive impact of changes in operating assets and liabilities, higher net income excluding non-cash operating activities and a positive change in restricted advertising fund assets and liabilities. The positive impact of changes in operating assets and liabilities of $48.1 million primarily related to the timing of payments on accounts payable and accounts receivable in the three fiscal quarters of 2025 as compared to the three fiscal quarters of 2024. The increase in net cash provided by operating activities was also a result of higher net income, excluding non-cash operating activities. Net income increased $5.3 million and non-cash adjustments increased $26.9 million (primarily representing changes in deferred income taxes and the changes in the total net realized and unrealized gains associated with the remeasurement of the Company’s investment in DPC Dash), resulting in an overall increase to cash provided by operating activities in the three fiscal quarters of 2025 as compared to the three fiscal quarters of 2024 of $32.2 million. Finally, the $25.1 million positive impact of changes in restricted advertising fund assets and liabilities in the three fiscal quarters of 2025 as compared to the three fiscal quarters of 2024 was a result of the timing and amount of advertising activities.

Investing Activities

Cash used in investing activities was $6.1 million in the three fiscal quarters of 2025, which primarily consisted of $56.7 million of capital expenditures (driven primarily by investments in consumer and store technology, supply chain centers and corporate store operations). This use of cash was partially offset by the net proceeds from the sale of 4,200,000 ordinary shares of our investment in DPC Dash for $44.1 million and net proceeds of $8.5 million for the refranchising of 36 U.S. Company-owned stores in the Maryland market, each in the second quarter of 2025.

Financing Activities

Cash used in financing activities was $558.2 million in the three fiscal quarters of 2025. In connection with our refinancing transaction completed on September 5, 2025, we issued of $1.00 billion of new notes including $500.0 million 2025 Five-Year Notes and $500.0 million 2025 Seven-Year Notes. We used the proceeds from the issuance of the 2025 Notes, as well as $160.0 million of our unrestricted cash and cash equivalents, to repay the remaining $742.0 million in outstanding principal under our 2015 Ten-Year Notes and the remaining $402.7 million in outstanding principal under our 2018 7.5-Year Notes and to pay $15.3 million in capitalized financing costs. During the three fiscal quarters of 2025, we repurchased and retired $274.7 million in common stock under our Board of Directors-approved share repurchase program, and we also made $3.0 million in excise tax payments related to our share repurchase programs. We also made dividend payments to our shareholders of $119.5 million. We made tax payments for the vesting of restricted stock of $10.9 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $12.9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the refinancings and recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes, and, at September 7, 2025, we are exposed to interest rate risk on borrowings under our variable funding notes. As of September 7, 2025, we had no outstanding borrowings under our 2025 Variable Funding Notes.

Our 2025 Variable Funding Notes bear interest at fluctuating interest rates based on the Secured Overnight Financing Rate (“Term SOFR”). Accordingly, a rising interest rate environment could result in higher interest expense due on borrowings under our 2025 Variable Funding Notes, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

Foreign Currency Exchange Risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.8% of our total revenues in both the third quarter and three fiscal quarters of 2025, approximately 6.9% of our total revenues in the third quarter of 2024 and approximately 6.8% of our total revenues in the three fiscal quarters of 2024 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. We estimate that a hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $20.4 million in the three fiscal quarters of 2025.

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

During the quarterly period ended September 7, 2025, there were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program (2)
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #7 (June 16, 2025 to July 13, 2025)	1,185	$454.44	—	$614,338
Period #8 (July 14, 2025 to August 10, 2025)	1,784	464.70	—	614,338
Period #9 (August 11, 2025 to September 7, 2025)	167,061	450.47	165,778	539,681
Total	170,030	$450.64	165,778	$539,681

(1)	4,252 shares in the third quarter of 2025 were purchased as part of the Company’s employee stock payroll deduction plan at an average price of $462.46.
(2)

On February 21, 2024, the Company’s Board of Directors authorized an additional share repurchase program to repurchase up to $1.0 billion of the Company’s common stock, in addition to the $141.3 million that was previously remaining for a total authorization of $1.14 billion for future share repurchases as of that date. As of September 7, 2025, $539.7 million remained available for future purchases of the Company’s common stock under this share repurchase program.

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

During the fiscal quarter ended September 7, 2025, the following Section 16 officers adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•
Cynthia A. Headen, our Executive Vice President, Chief Supply Chain Officer, adopted a new Rule 10b5-1 trading arrangement on August 18, 2025. The plan’s maximum duration is until August 28, 2026, and first trades will not occur until November 17, 2025 at the earliest. The trading plan, which is subject to certain conditions, is intended to permit Ms. Headen to (i) sell from time to time an aggregate of up to 3,525 shares of our common stock, the actual amount of which may be less based on tax withholdings and performance and vesting conditions of performance-based stock units and restricted stock units, and (ii) exercise and sell from time to time two tranches of an aggregate of 7,453 stock options.
•
Jessica L. Parrish, our Vice President, Chief Accounting Officer and Treasurer, adopted a new Rule 10b5-1 trading arrangement on August 27, 2025. The plan’s maximum duration is until August 21, 2026, and first trades will not occur until November 26, 2025 at the earliest. The trading plan, which is subject to certain conditions, is intended to permit Ms. Parrish to sell from time to time an aggregate of up to 1,845 shares of our common stock, the actual amount of which may be less based on tax withholdings and performance and vesting conditions of performance-based stock units and restricted stock units.

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
4.1

Ninth Supplement to the Amended and Restated Base Indenture, dated as of September 5, 2025, by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC, Domino’s Progressive Foods Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on September 8, 2025 (the “September 2025 8-K”)).

4.2

Series 2025-1 Supplement to the Amended and Restated Base Indenture, dated September 5, 2025, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC, Domino’s Progressive Foods Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer of Series 2025-1 4.930% Fixed Rate Senior Secured Notes, Class A-2-I and Series 2025-1 5.217% Fixed Rate Senior Secured Notes, Class A-2-II, and Citibank, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.2 to the September 2025 8-K).

10.1

Purchase Agreement, dated August 12, 2025, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC, Domino’s Progressive Foods Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC and Domino’s EQ LLC, each as Guarantor, Domino’s Pizza LLC, as manager, Domino’s Pizza, Inc. and Domino’s, Inc., as parent companies, and Barclays Capital Inc. and Guggenheim Securities, LLC, as initial purchasers (Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 13, 2025).

10.2

Class A-1 Note Purchase Agreement, dated September 5, 2025, among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC, Domino’s Progressive Foods Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, Domino’s SPV Guarantor LLC, Domino’s Pizza Franchising LLC, Domino’s Pizza International Franchising Inc., Domino’s Pizza Canadian Distribution ULC, Domino’s RE LLC, Domino’s EQ LLC and Domino’s Pizza International Franchising of Michigan LLC, each as Guarantor, Domino’s Pizza LLC, as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Rabobank U.A., New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (Incorporated by reference to Exhibit 10.1 to the September 2025 8-K).

10.3

Omnibus Amendment and Reaffirmation Agreement, dated as of September 5, 2025, among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s SPV Guarantor LLC, Domino’s Pizza LLC, as manager and in its individual capacity, Domino’s Pizza NS Co., Progressive Food Solutions LLC, Domino’s Pizza, Inc., Barclays Capital Inc., as Initial Purchaser Representative, Midland Loan Services, a division of PNC Bank, National Association, as Servicer and Control Party, FTI Consulting, Inc., a Maryland corporation, as Back-Up Manager, and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the September 2025 8-K).

10.4

Form of Amendment No. 6 to Amended and Restated Management Agreement, dated as of September 5, 2025, among Domino’s Pizza Master Issuer LLC, certain subsidiaries of Domino’s Pizza Master Issuer LLC party thereto, Domino’s SPV Guarantor LLC, Domino’s Pizza LLC, as manager and in its individual capacity, Domino’s Pizza NS Co., and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.3 to the September 2025 8-K).

10.5

Form of Amendment No. 3 to Parent Company Support Agreement dated September 5, 2025 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the September 2025 8-K).

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

DOMINO’S PIZZA, INC. (Registrant)
Date: October 14, 2025	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer (Principal Financial Officer)