Form 10-K
period 2025-12-28
DOMINOS PIZZA INC
filed 2026-02-23
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Domino’s Pizza, Inc. as of June 15, 2025 computed by reference to the closing price of Domino’s Pizza, Inc.’s common stock on the Nasdaq Stock Market LLC on such date was $15,285,523,540.

As of February 16, 2026, Domino’s Pizza, Inc. had 33,628,897 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on April 21, 2026 are incorporated by reference into Part III.

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

Part I

Item 1. Business.

Overview

Domino’s is the largest pizza company in the world with more than 22,100 locations in over 90 markets around the world as of December 28, 2025, and operates two distinct service models within its stores, with a significant business in both delivery and carryout. We are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores through both the delivery and carryout service models. We have been selling quality, affordable food to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. Over the past 65 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.

We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of December 28, 2025. Franchising enables an individual to be a business owner and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

Domino’s business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties and fees to our franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s® brand marks. We also generate revenues and earnings by selling food and other products to franchisees through our supply chain operations primarily in the U.S. and Canada and by operating a number of Company-owned stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling food, and to a lesser extent, other products to those sub-franchisees, as well as by running pizza stores. We believe that everyone in the system can benefit from the franchise model, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.

Domino’s business model can yield strong returns for our franchise owners and our Company-owned stores. It can also yield significant cash flows to us, through consistent franchise royalty and supply chain revenue streams, all within an asset-light model. We have historically returned cash to shareholders through dividend payments and share repurchases. Domino’s financial results are driven largely by retail sales at our franchised and Company-owned stores. Changes in retail sales are primarily driven by same store sales growth and net store growth. We actively monitor both of these metrics, as they directly impact our revenues and profits, and we strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees, as well as Company-owned store and supply chain revenues.

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

Our Industry and Competition

The QSR pizza category is large, fragmented and highly competitive. In the U.S., we compete primarily against national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza® as well as regional, independent and local establishments. We generally compete on the basis of product quality, location, image, service, technology, convenience and price. Our business and those of our competitors can be affected by changes in consumer tastes, economic conditions, demographic trends, geopolitical and reputational considerations, marketing, advertising, pricing and consumers’ disposable income. We also compete with other restaurants, as well as order and delivery aggregation companies, which have continued to grow in size and scale in recent years. We have multinational agreements with Uber Technologies, Inc. and DoorDash, Inc. to allow customers to order Domino’s products through their respective marketplaces. We compete not only for customers, but also for management and hourly employees, including store team members, drivers and qualified franchisees, as well as suitable real estate sites.

From 2024 through 2025, the U.S. QSR pizza category grew from $42.8 billion to $43.4 billion and is primarily comprised of dine-in, delivery and carryout, with delivery and carryout comprising the two largest segments. Carryout includes both carryout and drive-through occasions. In the U.S., we compete in the delivery and carryout segments of the QSR pizza category. The four industry leaders, including Domino’s, account for approximately 61% of U.S. pizza delivery and approximately 51% of U.S. pizza carryout, with regional, independent and local establishments comprising the remainder of the category. Within the U.S. QSR pizza category, we are recognized as number one, with approximately 23.3% total market share based on consumer spending data for the year ending December 2025 (up from approximately 22.5% for the year ended December 2024). We are the market share leader in both delivery and carryout, with approximately 32.9% and 19.6% share in each segment, respectively, based on consumer spending data (Source: Circana, CREST®, twelve months ended December 2025. Data of share information provided by Circana is preliminary and is based on simulated results; data is not considered final until published by Circana.)

Internationally, the QSR pizza category is also fragmented and highly competitive. Outside the U.S., we compete primarily with Pizza Hut and Papa John’s which have significant global presence, as well as country-specific national, regional and local pizzerias. We believe that demand for pizza delivery and pizza carryout is large and growing globally, driven by international consumers’ increasing emphasis on convenience, and is supported by our proven success of more than 40 years of conducting business abroad.

Our Customers

Our business is not dependent upon a single retail customer or small group of customers, including franchisees. No customer accounted for more than 10% of our total consolidated revenues in 2025, 2024 or 2023. As of December 28, 2025, our largest franchisee based on store count, Domino’s Pizza Enterprises (DMP: ASX), operated 3,524 stores in 12 international markets, which accounted for approximately 24% of our international store count and 16% of our global store count. Revenues from this master franchisee accounted for 1.4% of our consolidated revenues in 2025. Our international franchise segment only requires a modest amount of general and administrative expenses to support its markets and does not have a cost of sales component. Therefore, the vast majority of these royalty revenues result in profits to us.

Our Menu

We offer a menu designed to present delicious, quality offerings to customers, while keeping it simple enough to minimize operational complexity and expedite order-taking and food preparation. Our basic menu features pizza products with varying sizes and crust types. Our typical store also offers side items including bread products, wings, boneless chicken, pastas, oven-baked sandwiches, soft drink products and desserts. During 2025, we launched our Parmesan Stuffed Crust Pizza, as well as our Spicy Chicken Bacon Ranch specialty pizza and Garlic and Cinnamon Bread Bites. International market offerings vary by country and culture, such as the Croissant Pizza in Spain and Mexico, the Chocolate Volcano Pizza in China or the Chicken Burst Pizza (double layer of chicken toppings) in India.

Store Image and Operations

We operate two distinct service models within our stores with a significant business in both delivery and carryout. In the U.S., delivery and carryout generally contribute meaningfully to our overall system transaction count and retail sales. The majority of our U.S. and international stores are constructed in the carryout-friendly Pizza Theater design. Many of these stores offer casual seating and enable customers to watch the preparation of their orders, but in the U.S. and many international markets, do not offer a full-service dine-in experience. As a result, our stores generally do not require expensive restaurant facilities and staffing.

Our Business Segments

We operate, and report, three business segments: U.S. stores, international franchise and supply chain.

U.S. Stores

During 2025, our U.S. stores segment accounted for $1.61 billion, or 32.6%, of our consolidated revenues. Our U.S. stores segment is comprised primarily of our franchise operations, which consisted of 6,924 franchised stores located in the U.S. as of December 28, 2025. We also owned and operated a network of 262 U.S. Company-owned stores, for a total U.S. store count of 7,186 as of December 28, 2025.

Directly operating Domino’s stores contributes significantly to our ability to act as a credible franchisor. We also use our Company-owned stores as test sites for technological innovation and promotions, as well as operational improvements. Additionally, we also use them for training new store managers and operations team members, as well as developing prospective franchisees. While we are primarily a franchised business, we continuously evaluate our mix of U.S. Company-owned and franchised stores. As of December 28, 2025, franchised stores represented approximately 96% of our total store count within our U.S. stores segment.

U.S. Franchise Profile

As of December 28, 2025, our network of 6,924 U.S. franchise stores was owned and operated by 754 independent U.S. franchisees. Our franchise formula enables franchisees to benefit from our brand recognition with a relatively low initial capital investment. As of December 28, 2025, the average U.S. franchisee owned and operated approximately nine stores and had been in our franchise system for over 15 years. Additionally, 24 of our U.S. franchisees operated more than 50 stores (including our largest U.S. franchisee who operated 160 stores) and 211 of our U.S. franchisees each operated one store as of December 28, 2025.

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

U.S. Franchise Agreements

We enter into franchise agreements with U.S. franchisees under which the franchisee is generally granted the right to operate a store in a particular location for a term of ten years, with an ability to renew for an additional term of ten years. We had a franchise agreement renewal rate of approximately 99% in 2025. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchised store. Each franchisee is generally required to pay a 5.5% royalty fee on sales, as well as certain technology fees. In certain instances, we will collect lower rates based on certain incentives.

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

International Franchise

During 2025, our international franchise segment accounted for $338.7 million, or 6.9%, of our consolidated revenues. This segment is comprised of a network of franchised stores in over 90 international markets. As of December 28, 2025, we had 14,956 international franchised stores. The principal sources of revenues from those operations are royalty payments generated by retail sales from franchised stores, as well as certain technology fees.

Our international franchisees employ our basic standard operating model and adapt it to satisfy the local eating habits and consumer preferences of various regions outside the U.S. Currently, the vast majority of our international stores operate under master franchise agreements. We believe that Domino’s appeals to potential international franchisees because of our recognized brand name and technological leadership, the moderate capital expenditures required to open and operate the stores and the system’s desirable store-level profitability. Stores in eight of our ten largest international markets in terms of store count are operated by master franchise companies that are publicly traded on stock exchanges as noted in the table below.

The following table shows our store count as of December 28, 2025 in our ten largest international markets, which accounted for approximately 66% of our international stores as of that date.

Market	Number of stores
India (JUBLFOOD: NS)	2,396
United Kingdom (DOM: L)	1,325
China (1405: HK)	1,321
Mexico (ALSEA: MX)	990
Japan (DMP: ASX)	773
Turkey (JUBLFOOD: NS)	761
Australia (DMP: ASX)	734
Canada	650
South Korea	488
France (DMP: ASX)	437

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

International Master Franchise and Other Agreements

Our international master franchise agreements generally grant the franchisee exclusive rights to develop and sub-franchise stores, and the right to operate supply chain centers in particular geographic areas. Agreements are generally for a term of ten years, with options to renew for additional terms. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. The master franchisee is generally required to pay an initial, one-time franchise fee as well as an additional franchise fee upon the opening of each new store. The master franchisee is also required to pay a continuing royalty fee as a percentage of sales, which varies among international markets and may also differ based on certain incentives and concessions and averaged approximately 3.0% in 2025. We also have agreements with certain of our international master franchisees with respect to certain technology fees.

Supply Chain

During 2025, our supply chain segment accounted for $2.99 billion, or 60.5%, of our consolidated revenues. In the U.S., we operate 22 regional dough manufacturing and supply chain centers, two thin crust manufacturing facilities and one vegetable processing center. We also operate five regional dough manufacturing and supply chain centers in Canada. We plan to continue investing in supply chain productivity and capacity initiatives in the future. Our supply chain segment leases a fleet of more than 1,100 tractors and trailers. Our centers produce fresh dough and purchase, receive, store and deliver quality food and other complementary items to substantially all of our U.S. stores and most of our Canadian franchised stores. We regularly supply over 7,800 stores with various food and other products.

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

Cheese is our largest food cost. The price we charge to our U.S. franchisees for cheese is formula-based, with the Chicago Mercantile Exchange cheddar block price as the primary component, plus a supply chain markup. As cheese prices fluctuate, our revenues and margin percentages in our supply chain segment also fluctuate; however, actual supply chain dollar margins remain unchanged. We currently purchase our U.S. pizza cheese from a single supplier. Under our December 2024 agreement which expires in December 2029, our U.S. supplier agreed to provide the Company with an uninterrupted supply of cheese and the Company agreed to purchase substantially all of its U.S. pizza cheese from this supplier during the five-year term of the contract. The majority of our meat toppings in the U.S. come from a single supplier under a contract which was renegotiated in December 2025 and expires at the end of December 2027, subject to a one-year optional extension. We have the right to terminate these arrangements for quality failures and for certain uncured breaches. We have entered into a multi-year agreement with Coca-Cola®. This contract, renegotiated in December 2023, provides for Coca-Cola to continue to be our exclusive beverage supplier and expires on December 31, 2030 or at such time as a minimum number of cases of Coca-Cola products are purchased by Domino’s, whichever occurs later. We also have a global agreement with a third-party supplier under which substantially all our U.S. stores and certain international stores may procure equipment and supplies.

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

Our Strengths

Strong Brand Equity

We are the largest pizza company in the world, and we believe our Domino’s brand is one of the most widely-recognized consumer brands in the world. In the U.S., we are the recognized leader in pizza delivery and our store delivery areas cover a majority of U.S. households. We are also the U.S. market share leader in QSR pizza carryout. We believe consumers associate our brand with quality, affordable food and with technological innovations and extensive advertising through innovative marketing promotions. Our share position and scale allow us to leverage our purchasing power, supply chain strength and marketing investments, which we further believe allow us to effectively serve our customers’ demands for convenience and timely delivery. Outside the U.S., we have significant market share positions in many of the markets in which we compete.

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

Technological Innovation

Technological innovation is vital to our brand and our long-term success, and technology is critical to competing in the global pizza and broader QSR industries. In the U.S., Domino’s generated more than 85% of U.S. retail sales in 2025 from digital channels, and our emphasis on technological innovation has allowed us to develop many innovative ordering platforms. In 2025, we continued to make progress on updating our eCommerce platforms. As of December 28, 2025, we have fully launched the website and mobile web portion of the redesign and we are in the process of rolling out an updated version of our mobile apps.

Our simple to understand and easy to use Domino’s Rewards® loyalty program provides members reward points for qualifying orders. When rewards members accumulate a certain amount of points, Domino’s Rewards offers loyalty members the opportunity to redeem points for a wide selection of our menu items.

Our Domino’s Operating System (“DOM OS”) is the combination of tools, processes and technologies that work together to optimize and orchestrate operations at our stores, including the flow of orders. The foundation of DOM OS is our proprietary point-of-sale system called Domino’s PULSE™. Our Domino’s PULSE system is designed to drive operating efficiencies for our franchisees and our corporate management and assist franchisees in independently managing their business. We believe our integrated technology solutions throughout our system provide us with competitive advantages over other concepts.

Product Innovation

We believe our core hand-tossed pizza recipe has contributed to long-term growth in customer reorder rates, consumer traffic and increased sales in the U.S. This recipe is now in use in other markets around the world. Our 65 years of innovation have resulted in numerous new product developments. Product innovation is also present in our global markets, where our master franchisees have the ability to recommend products to suit their local market tastes.

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

Human Capital

As of December 28, 2025, we had approximately 10,200 employees, including approximately 6,000 employees supporting our U.S. Company-owned stores and U.S. franchise operations (our U.S. stores segment), approximately 3,200 employees supporting our U.S. and Canadian supply chain operations (our supply chain segment), approximately 100 employees supporting our international franchise operations (our international franchise segment) and approximately 900 corporate employees. Approximately 4,000 of our employees are part-time and approximately 6,200 are full-time equivalent. Our franchisees are independent business owners, so their employees are not our employees and therefore are not included in our employee count. As of December 28, 2025, none of our employees were covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Put People First: We create an inclusive culture, knowing our people are core to our success. We treat each other with dignity and respect, and we value the differences each team member brings. We strive to be a company where all team members can bring their full selves to work and know that they belong, can contribute and reach their potential.

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

Domino’s offers a comprehensive benefits package to eligible team members, including several benefits designed to promote an inclusive workplace like paid parental leaves, adoption support, discounted childcare tuition, and health plans that are available to dependents, spouses and domestic partners and include fertility support. We also offer eligible team members a 401(k) plan, an Employee Stock Purchase Discount Program, education assistance, access to financial education, a back-up childcare network and access to legal assistance.

Beyond basic insurance programs, Domino’s offers other wellness services to help team members participating in our health plan manage and optimize their health. These no-cost programs include access to health coaching, smoking cessation, diabetes and hypertension management, at-home physical therapy for such team members, in addition to emotional support through Domino’s team member assistance program for all part-time and full-time team members and their dependents. Additionally, we provide up to 40 hours per year of sick time for all part-time and full-time team members, with no waiting period for our part-time team members who begin accruing sick pay on their first day of hire, and access to an outside wellness platform featuring thousands of videos on topics like mindfulness, exercise, nutrition, sleep, and financial well-being.

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

Our success will continue to depend on our ability to attract and retain qualified personnel to operate our stores, supply chain centers and international operations. To continue to strengthen our ability to attract and retain talent to ensure we have appropriate staffing to operate our stores and supply chain centers, we have an applicant tracking system and have made continued investments in frontline team member wage rates in our U.S. Company-owned stores and supply chain centers. We also review scores for our team member engagement surveys to identify strengths and opportunities for our brand.

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

Empowering People Efforts

Our mission, rooted in our values, starts with our people. Domino’s team members have a passion for innovation and learning, a commitment to our core values and to delivering the joy of pizza worldwide. We believe that fostering a sense of belonging for everyone promotes a culture where anything is possible. That is why we are committed to building an environment that welcomes, seeks to understand and values everyone’s contribution. We are made better together.

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

Corporate Stewardship

Domino’s stewardship vision is to feed the power of possible every day for the communities we serve, our people and the planet. We do this with our pizza and by living our values every day. Fulfilling this vision requires focusing on those efforts that are most important to our business and stakeholders. We have three pillars of stewardship that guide our work.

Planet: We focus on science-based climate targets and actions to reduce our greenhouse gas emissions, address deforestation, and reduce impacts from water, waste, and packaging. We have established significant commitments on greenhouse gas emissions and in October 2024 our near-term and net zero targets were approved by the Science-Based Targets initiative (SBTi). We have established a commitment to achieve our near-term targets by 2032 and achieve net zero carbon emissions by 2050. We are committed to achieving zero deforestation across all primary commodities linked to deforestation and have established a deforestation policy in furtherance of this commitment.

People: We create a company culture that provides a safe, inclusive workspace, with development pathways and supportive benefits. We have also strengthened our commitment to local communities and national partners.

Our national philanthropic partner is St. Jude Children’s Research Hospital®, which is internationally recognized for its pioneering work in finding cures and saving children with cancer and other catastrophic diseases. Through a variety of internal and consumer-based activities, including a national consumer fundraising campaign called St. Jude Thanks and Giving®, the Domino’s system has contributed approximately $162 million to St. Jude since our partnership began in 2004, including raising over $19 million in 2025. We have a commitment to raise a cumulative $300 million for St. Jude by 2034, the 30th anniversary of our partnership.

We also support the Domino’s Pizza Partners Foundation (the “Partners Foundation”). Founded in 1986, the mission of the Partners Foundation is “Team Members Helping Team Members.” Primarily funded by team member and franchise contributions, the Partners Foundation is a separate, not-for-profit organization that has disbursed nearly $16 million over the past five years. The Partners Foundation is committed to meeting the needs of Domino’s team members facing crisis situations, such as fire, illness, natural disasters or other personal tragedies.

Finally, our remaining corporate giving priorities center around topics that are highly relevant to ensuring our communities are places where we, our business, and our team members can thrive: hunger relief and farming. We recently expanded our multi-year commitments to No Kid Hungry and Future Farmers of America (FFA).

Pizza: We increase supply chain transparency through maintaining our supplier standards and food safety requirements, providing nutritional details, and maintaining our animal care standards.

You can find more information about our initiatives and read our 2025 Corporate Stewardship Report, which includes both Sustainability Accounting Standards Board (SASB) and Global Reporting Initiative (GRI) indexed tables, at stewardship.dominos.com. The information included in our Corporate Stewardship Report is not incorporated by reference herein and should not be considered a part of this document.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2025, there were no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in 2026.

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

In the U.S., we compete primarily against national chains Pizza Hut®, Papa John’s® and Little Caesars Pizza® as well as regional, independent and local establishments. Internationally, we compete primarily with Pizza Hut®, Papa John’s® and country-specific national, regional and independent or local companies. We have and may continue to experience increased competition from existing or new companies in the delivery and carryout pizza categories, in addition to competition from order and delivery aggregators and other players both in the pizza category and more broadly, that may create further pressures to grow our business in order to maintain our market share. Competition for both customers and drivers from these order and delivery aggregators and other food delivery services has substantially increased as order and delivery aggregators have grown in size and scale and have diversified the food offerings available for delivery. Additionally, we face competition from supermarkets and meal kit and food delivery providers, with the proliferation of prepared food and meal kit offerings, expansion in meal delivery platforms and services and the trend towards convergence in grocery, deli, retail and restaurant services.

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
•
macroeconomic changes, disposable purchasing power and demographic trends; and
•
currency fluctuations and geopolitical considerations related to international operations.

We compete within the food service market and the QSR market not only for customers, but also for management and employees, including store team members, drivers and qualified franchisees, as well as suitable real estate sites. Comparable store sales remain important in the restaurant industry and the QSR pizza category, which has historically grown on an annual basis, may not grow as quickly as other categories within the food service industry. Future sales are not possible to estimate, and it is unclear what future sales will be. Our success is also dependent in large part upon our ability to maintain and enhance the goodwill and reputation of our brand, our customers’ connection to our brand, and a positive relationship with our franchisees and the communities in which we and our franchisees operate.

Our supply chain segment is also subject to competition from outside suppliers. While substantially all U.S. franchisees purchased food and other products from us and our suppliers in 2025, U.S. franchisees are not required to purchase food and other products from us, and they may choose to purchase from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from our U.S. supply chain centers, our financial condition, business and results of operations would be adversely affected.

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
•
securing required U.S. or foreign governmental permits, licenses and approvals; and
•
general economic and business conditions, including increases in food costs, build costs and labor costs or pressured consumer spending, which could impact profitability and demand for new stores.

The opening of additional franchise stores also depends, in part, upon the availability of suitable prospective franchisees who meet our criteria, the ability of these franchisees to attract and retain qualified personnel and their desire to open new stores and ability to operate those stores effectively. Our failure to add new stores or closures of existing stores would impact global retail sales and adversely affect our ability to increase revenues and operating income. Additionally, our growth strategy and the success of new stores depend in large part on the availability of suitable store sites and leases. We and our franchisees are currently planning to expand our U.S. and international operations in many of the markets where we currently operate and in select new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. In addition, we expect to continue our strategy of building additional stores in markets and regions where we have existing stores, a strategy we refer to as “fortressing,” which may negatively impact sales at existing stores. This strategy could also result in store closures if executed too rapidly, as seen in certain international markets in recent years. Therefore, as we continue to expand, we or our franchisees may not experience the anticipated store-level profitability or gross margins, our results of operations may be negatively impacted, and our stock price may decline. Our net store growth figures could also be impacted by higher closure rates. Additionally, we have an equity investment in DPC Dash Ltd (“DPC Dash”), as further discussed elsewhere in this report. Through its subsidiaries, DPC Dash serves as the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. These types of investments are inherently risky. If DPC Dash does not succeed or is unable to successfully execute its growth strategy, we could lose some or all of our investment value.

As part of our growth strategy, we may decide to increase or decrease the number of Company-owned stores, either by refranchising existing Company-owned stores or by purchasing existing franchised stores, as we have done in the past. Our failure to successfully execute these transactions could have an adverse effect on our operating results and could cause our stock price to decline.

Another component of our growth strategy also involves our ongoing participation on the third-party aggregator marketplace. This avenue for sales may ultimately prove to be unsuccessful and sales or the potential size of this opportunity may not meet our expectations. Our presence on the aggregator marketplace also introduces us to additional risks and uncertainties including the risk that orders on this marketplace may not have the same level of store-level profitability as orders through our owned channels. Our operating results and stock price may be adversely affected if we are not successful on aggregator platforms.

Increases in food, labor and other costs, labor shortages or negative economic conditions could adversely affect our profitability and operating results.

In recent years, there have been and may continue to be significant increases in food costs and labor costs, which have impacted and could further impact our profitability and that of our franchisees and which could impact the opening of new U.S. and international franchised stores, lead to store closures, negatively impact sales and adversely affect our operating results. Economic conditions, including the inflationary and cost pressures seen in recent years, may also impact the discretionary purchasing power of our customers, especially customers with less disposable income or for whom discretionary spending represents a smaller portion of their disposable income, resulting in decreased demand for our products. Matters having a broad global economic impact may also significantly impact particular costs, such as the impact of geopolitical conflict on our and our international master franchisees’ transportation and energy costs.

Health epidemics or pandemics have in the past and may in the future impact macroeconomic conditions, consumer behavior, labor availability and supply chain management, as well as local operations in impacted markets.

Labor shortages and increased turnover rates for our team members and those of our franchisees in past years have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain team members and could negatively affect our and our franchisees’ ability to efficiently operate our respective businesses and result in a negative impact on service and customer experience.

Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs, increased transportation costs, increased insurance costs and increased energy costs may adversely affect our operating costs and profitability and those of our franchisees and could result in menu price increases, which could impact consumer demand. An economic environment characterized by high unemployment, high interest rates, cautious consumer spending, or changes in consumer practices due to a possible recession could also impact consumer spending or demand and our operating results. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees and to the extent we were to raise menu prices to offset these costs, could result in decreased consumer demand, sales and profitability.

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

Additionally, while we strive to engage in a competitive bidding process for our ingredients, because certain of these ingredients, including meat products, may only be available from a limited number of vendors, we may not always be able to do so effectively. Furthermore, if we need to seek new suppliers, including as a result of expiration of existing supply agreements, we may be subject to pricing or other terms less favorable to us than those reflected in our current supply arrangements. Labor costs are largely a function of the minimum wage for a majority of our and our franchisees’ store personnel and certain supply chain center personnel and, generally, are also a function of the availability of labor. In addition to the increases in labor costs described above, several jurisdictions in which we and our franchisees operate, including California, have recently approved minimum wage increases. Federal, state and local proposals that increase minimum wage requirements or mandate other employee matters could, to the extent implemented, materially increase labor, compliance and other costs. As more jurisdictions implement minimum wage increases, we expect that labor costs will continue to increase. These increased labor costs at Company-owned and franchised restaurants could impact their profitability and the desire to open new stores or renew the franchise agreements for existing stores and result in additional price increases, which could impact demand for our products or lead to operational changes. Further, these changes could prompt similar legislation in other states or localities. The advent of legislation aimed at predictive scheduling may impact labor for our stores and our franchisees’ stores. Additionally, certain employees of other companies in our industry have recently become unionized in the U.S. If a significant portion of our or our franchisees’ employees were to become unionized, our and our franchisees’ labor costs could increase and our business could be negatively affected by other union requirements that increase costs, disrupt our business, reduce flexibility and impact employee culture. Further, our responses to any union organizing efforts could negatively impact how our brand is perceived. Labor costs and food costs, including cheese, generally represent approximately 55% to 65% of the sales at a typical Company-owned store.

Shortages, interruptions or disruptions in the supply or delivery of fresh food products and store equipment could adversely affect our operating results.

We and our franchisees are dependent on frequent deliveries of food products that meet our specifications as well as adequate supply of store equipment. We have single suppliers or a limited number of suppliers for certain of our ingredients, including pizza cheese and meat toppings. While we believe there are adequate reserve quantities and potential alternative suppliers, shortages, interruptions, or disruptions in the supply of food products and store equipment caused by increased demand, capacity constraints, expiration of existing agreements, problems in production or distribution, product recalls, financial or other difficulties of suppliers, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients and equipment. We have in the past experienced disruptions within our supply chain resulting from, among other things, capacity, volume, systems, staffing, operational challenges and center interruptions and may experience such supply chain disruptions again in the future, which could materially and adversely affect our business and operational results. Additionally, the effects of climate change could increase the frequency and duration of weather impacts on our operations and could adversely affect our operating results.

The food service market is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may reduce the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes, international, national, regional and local economic conditions, marketing, advertising, pricing, dietary and demographic trends. For instance, if prevailing regulatory guidance, health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as healthier, or consumers shift away from delivery or carryout food, our business and operating results would be harmed. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu and the QSR pizza category may also not grow as quickly as other categories within the food service industry. Consumer preferences and demand for certain foods including pizza could also shift as a result of the increased use of prescription weight-loss therapies, including GLP-1 agonists and other related drugs. The preferences of customers also may change as a result of advances in technology or alternative delivery methods or channels as well as geopolitical considerations. If we are not able to respond to these changes, or our competitors respond to these changes more effectively than us, our operating results could be adversely affected.

Reports of product contamination, food-borne illness or food tampering or other events which may impact our reputation may reduce sales and harm our business.

Reports, whether true or not, of product contamination, food-borne illnesses and injuries caused by food tampering have in the past severely injured the reputations and operating results of participants in the QSR market and could in the future as well. These events could occur both at the store and supply chain center levels. If such an event were to occur, we may not be able to respond to it quickly and effectively. The potential for disruptions affecting our global food supply also exists and, if such an event occurs, could have a negative impact on us and could severely hurt sales and profits. In addition, our reputation is an important asset; as a result, anything that damages our reputation could immediately and severely affect our sales and profits. Further, a boycott or other campaign critical of us, whether domestic or international, through social media or otherwise, could negatively impact our brand’s reputation and, consequently, sales. Media reports of product contamination, illnesses and injuries, whether accurate or not, could force some stores to close or otherwise reduce sales at such stores. Moreover, as further described below, social media and the rise of artificial intelligence-generated content has dramatically increased the rate at which negative publicity, including as it relates to food-borne illness, can be disseminated before there is any meaningful opportunity to respond to or address an issue. Even reports of food-borne illnesses or food tampering occurring solely at the restaurants of competitors could, by resulting in negative publicity about the restaurant industry in general, adversely affect us on a local, regional, national or international basis. Our international operations expose us to further risk as our master franchisees are responsible for obtaining their own supply of food and equipment, subject to their compliance with our quality standards. A decrease in sales due to these health concerns, any negative publicity or as a result of the closure of any Domino’s stores stemming from these matters could adversely affect our results of operations.

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

In the U.S., we operate 22 regional dough manufacturing and supply chain centers, two thin crust manufacturing facilities and one vegetable processing center to our U.S. and certain international stores. We also operate five dough manufacturing and supply chain centers in Canada. We plan to continue investing in supply chain productivity initiatives in the future. Our U.S. dough manufacturing and supply chain centers service all of our Company-owned and substantially all of our U.S. franchise stores. Any prolonged disruption in the operations of any of these facilities, whether due to technical, systems, operational or labor difficulties, destruction or damage to the facility, real estate issues, limited capacity or other reasons, or our failure to successfully increase capacity and open new centers, have in the past and in the future could adversely affect our business and operating results.

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
•
legal and regulatory changes, and the burdens and costs of compliance with a variety of foreign laws;
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
•
increases in anti-American sentiment and the identification of Domino’s as an American brand, including those seen as a result of global geopolitical tensions and further escalations and the impact thereof; and
•
political and economic instability and uncertainty around the world and related geopolitical risk.

Additionally, an increase in tariffs and any similar or retaliatory tariffs or trade policies could disrupt and increase the costs of our supply chains and those of our master franchisees in relation to certain products that we and they source internationally.

Our earnings and business growth strategies depend on the success of our franchisees, and we may be harmed by actions taken by our franchisees, or employees of our franchisees, which are outside of our control.

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

As of December 28, 2025, we had 754 independent U.S. franchisees operating 6,924 U.S. franchise stores. As of that same date, 24 of these franchisees each owned and operated more than 50 stores, including our largest U.S. franchisee who owned and operated 160 stores, and the average U.S. franchisee owned and operated approximately nine stores. Our international master franchisees are generally responsible for the development of significantly more stores than our U.S. franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our U.S. operations. As of December 28, 2025, our largest international master franchisee operated 3,524 stores in 12 international markets, which accounted for approximately 24% of our international store count. Our U.S. and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to be unsuccessful, become insolvent or otherwise were unable or unwilling to pay us our royalties or other amounts owed, our business and results of operations would be adversely affected.

If we were to be unable or fail to recognize, respond to and effectively manage the accelerated impact of social media and/or generative artificial intelligence (“AI”) or become the subject of a boycott, our business could be adversely impacted.

The use of social media platforms and other consumer-oriented technologies, including generative AI, has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. Negative publicity related to our brand, products, operations, or stores or related to our operations or actions by our executives, team members or franchisees and their team members or others perceived to be associated with our brand could harm our business, brand, reputation, marketing partners, financial condition and results of operations, regardless of the accuracy of such negative publicity. Failure to use or respond to social media campaigns effectively could lead to a decline in brand value and revenue.

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

The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with customers, franchisees and employees, private data exposure, including payment card or other financial data, publicity impact and regulatory fines. In addition to maintaining insurance coverage to address cyber incidents, we have also implemented processes, procedures and controls to help mitigate these risks. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers and these measures, as well as our increased awareness of the risk of a cyber incident, do not guarantee that our reputation and financial results will not be materially and adversely affected by such an incident. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that could result from such disaster or disruption, and insurance and other safeguards may only partially reimburse us for our losses, if at all. The continued rise in AI technologies may intensify our cybersecurity risks.

We depend on the performance of suppliers, aggregators, service providers and other third parties in our business operations. Third-party business processes we utilize include information technology, gift card authorization and processing, payment processing, benefits, and other accounting and business services. The failure of our suppliers, aggregators, service providers and other third parties to maintain adequate controls or comply with our expectations and standards could have a material adverse effect on our business. Our and our franchisees’ operations depend upon our ability and the ability of franchisees, third-party service providers and the service providers of those third parties (as well as franchisees’ third-party service providers and the service providers of those third parties) to protect computer equipment and systems against damage from theft, fire, power loss, telecommunications failure and other catastrophic or unanticipated events, as well as internal and external security incidents, viruses, denial-of-service attacks, phishing attacks, ransomware attacks and other intentional or unintentional disruptions. The rapid evolution and continued increased adoption of AI technologies amplifies these concerns.

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

We also maintain important internal Company data, such as personally identifiable information about our employees and franchisees and information relating to our operations. In addition, more than 85% of our U.S. retail sales in 2025 were derived from digital channels, primarily through our online ordering website and mobile applications, where customers enter personally identifiable information that we retain. Our use and retention of personally identifiable information is regulated by foreign, federal and state laws and regulations, as well as by certain third-party agreements. For example, the State of California has adopted the California Privacy Rights Act of 2020, an amendment to the California Consumer Privacy Act, and numerous other states have adopted similar comprehensive data protection laws, which may require companies to change their practices for handling of personal data, including allowing consumers to request that we delete certain personal data. In addition, the State of New York promulgated the New York SHIELD Act, like laws in several other states, which imposes obligations on businesses to implement physical, administrative and technical security measures to protect personal data.

As privacy and information security laws and regulations change, we may incur additional costs aimed at ensuring that we are in compliance with those laws and regulations, and our current and future planned uses of personal and other data may be adversely affected by future adopted privacy and information security laws, regulations and rulings. If our security and information systems are compromised or if we, our employees or franchisees fail to comply with these laws, regulations or contract terms, or to successfully implement processes related to requirements, laws and regulations governing cyber incidents, it could require us to notify customers, employees or other groups. This could result in adverse publicity, loss of sales and cash flows, increased fees payable to third parties and fines, penalties or remediation and other costs that could adversely affect our reputation, business and results of operations. Any other material disruption or other adverse event affecting one or more of our digital ordering platforms, including, for instance, power loss, technological or systems failures, user error or cyber-attacks, could similarly result in adverse publicity, loss of sales and cash flows and other costs, which could in turn materially and adversely affect our reputation, business and results of operations.

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
•
litigation involving franchisees, including litigation involving us or litigation involving a third-party directed at a franchisee, which could impede the ability of a defendant-franchisee to make its royalty payments and divert our resources regardless of whether the allegations in such litigation are valid or whether we are liable; and
•
those relating to the general reliance of a franchised store business on its franchisees, both domestic and international, and the nature of franchisees in general, including the successful operations and retention of franchisees in the future or our ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber in the future as well as our ability to maintain a positive and constructive relationship with our franchisees.

Our current insurance coverage may not be adequate, insurance premiums for such coverage may increase and we may not be able to obtain insurance at acceptable rates, or at all.

For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned automobile liabilities. We are generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and up to $2.0 million per occurrence under these retention programs for general liability, depending on policy year and line of coverage. We are generally responsible for between $2.0 million and $5.5 million per occurrence under these retention programs for owned and non-owned automobile liabilities, depending on policy year and line of coverage. Total insurance limits under these retention programs vary depending upon the period covered and range up to $112.5 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation. These insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future our insurance premiums may increase, and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Environmental, social and governance matters may impact our business and reputation.

In addition to the importance of their financial performance, companies are often judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance. A number of institutional investors have publicly emphasized the importance of such ESG matters to their investment decisions. We have established significant commitments on greenhouse gas emissions and in October 2024 our near-term and net zero targets were approved by the Science Based Targets initiative (SBTi). We have established a commitment to achieve our near-term targets by 2032 and achieve net zero carbon emissions by 2050. Execution of these strategies and achievement of these goals are subject to risks and uncertainties, many of which are outside of our control and may prove to be more costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to execute our strategies and achieve our goals within the currently projected costs and the expected timeframes; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments; the success of our collaboration with franchisees and other third parties; and the actions of competitors and competitive pressures.

There is no assurance that we will be able to successfully execute our strategies and achieve our goals. Failure to achieve our goals could damage our reputation and customer, investor and other stakeholder relationships and have an adverse effect on our business, results of operations and financial condition, as well as on our stock price. There also has been political focus on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water usage. Conversely, there has also been pushback to certain ESG initiatives in recent years which could also have an adverse effect in the event we were to become a target of pushback or subject to additional regulatory measures. Legislative, regulatory or other efforts to combat climate change or other ESG concerns could also result in new or more stringent forms of oversight and expanding mandatory and voluntary reporting, diligence and disclosure, which could increase costs, bring additional focus and further impact our business, results of operations and financial condition. Any failure or perceived failure by us to manage ESG issues successfully could have a material adverse effect on our reputation and on our business, results of operations, financial condition or stock price.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We have a substantial amount of indebtedness. As of December 28, 2025, our consolidated total indebtedness was approximately $4.82 billion. We may also incur additional debt, which would not be prohibited under the terms of our current securitized debt agreements. Our substantial indebtedness could have important consequences for our business and our shareholders. For example, it could:

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

Further, our 2025 Variable Funding Notes bear interest at fluctuating interest rates that in certain circumstances is based on a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”). There can be no assurance that the Federal Reserve Bank of New York (the “New York Fed”) will continue the publication of Term SOFR, and if the New York Fed discontinues the publication of Term SOFR, interest payments on our 2025 Variable Funding Notes would need to be calculated using a different index, or alter the manner in which Term SOFR is calculated. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

During the term following issuance, the outstanding senior notes will accrue interest in accordance with the terms of the debt agreements. Additionally, as of December 28, 2025, our fixed rate notes had original scheduled principal payments of $49.3 million in 2026, $1.34 billion in 2027, $836.4 million in 2028, $647.8 million in 2029, $495.0 million in 2030, $927.5 million in 2031 and $470.0 million in 2032.

In accordance with our debt agreements, the payment of principal on the 2025 Five-Year Notes and 2025 Seven-Year Notes may be suspended if either the Holdco Leverage Ratio or Senior Leverage Ratio is less than or equal to 5.5x total debt to either Consolidated Adjusted EBITDA or Securitized Net Cash Flow, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. Further, in accordance with our debt agreements, the payment of principal on the 2021 Notes, 2019 Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes (refer to Note 3 to the consolidated financial statements) may be suspended if the Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. Additional information regarding our debt agreements is included in Note 3 to our consolidated financial statements.

If we are unable to refinance or repay amounts under the securitized debt prior to the expiration of the term, our cash flow would be directed to the repayment of the securitized debt which would become due and payable on an accelerated schedule, and, other than a weekly management fee to cover certain operating expenses, would not be available for operating our business. No assurance can be given that any refinancing or additional financing will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control. There can be no assurance that market conditions will be favorable at the times that we require new or additional financing. The indenture governing the securitized debt will restrict the cash flow from the entities subject to the securitization to any of our other entities and upon the occurrence of certain events, cash flow would be further restricted. In the event that a rapid amortization event occurs under the indenture (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of its term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

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

In addition, class action lawsuits have been filed, and may continue to be filed, against various QSRs alleging, among other things, that QSRs have failed to disclose the health risks associated with certain foods and that QSR marketing practices have encouraged obesity. State attorney general offices or other regulators have initiated and may in the future initiate investigations or enforcement actions against us. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity resulting from such allegations may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable, and could result in a substantial settlement, fine, penalty or judgment against us. Further, we may be subject to employee, franchisee and other claims in the future based on claims of, among other things, discrimination, harassment, working and safety conditions, wrongful termination and wage, expense reimbursement, rest break and meal break issues, including claims relating to minimum wage and overtime compensation. We and our franchisees have been and continue to be subject to these types of claims. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims or if we receive significant negative publicity, our business, financial condition and operating results could be harmed.

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

•
the preparation, sale and labeling of food as well as nutrition;
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

It is uncertain how the policy priorities and initiatives of the current administration may impact the federal laws and regulations to which we are subject, and we are not able to predict the impact such changes may have on our business.

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

We and our franchisees face various regulatory and legislative efforts to enforce employment laws, such as efforts to categorize franchisors as the co-employers or joint employers of their franchisees’ employees or to aggregate individual franchised businesses and classify them as large employers for minimum wage or other employment-related purposes. In October 2023, the National Labor Relations Board (“NLRB”) adopted a final rule with a new and broader standard grounded in common law agency principles for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act (the “NLRA”). While the NLRB’s final rule was vacated in April 2024, returning the law to the NLRB’s prior rule that entities can be considered joint employers if they process and actually exercise “substantial direct and immediate control,” if a broader rule is ultimately enacted or adopted by the NLRB or other government agencies and/or applied generally to franchise relationships, it could cause us to be liable or held responsible for unfair labor practices and other violations of our franchisees and subject us to other liabilities, and require us to conduct collective bargaining negotiations regarding employees of totally separate, independent employers, most notably our franchisees. In such event, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability. Additionally, based upon the outcome and application of recent legal proceedings in federal court in California involving the California wage and hour laws in another franchise system, franchisors may be subject to claims that their franchisees should be treated as employees and not as independent contractors under the wage and hour laws of that state and, potentially, certain other states and localities with similar wage and hour laws. California Assembly Bill 5 (AB-5), which went into effect on January 1, 2020, codified the “ABC test” for determining whether a worker is an employee or an independent contractor, increasing the likelihood that workers will be deemed employees rather than independent contractors in California. Under AB-5, certain franchisees or their employees could be deemed employees of the franchisors. While active efforts to narrow the reach of AB-5 continue, a bill (SB 967), which was introduced specifically to exempt the relationship between a franchisor and franchisee from the scope of AB-5, was not successful in the legislature.

In November 2020, the California electorate approved Proposition 22, the effect of which is to exempt app-based transportation (ride shares) and delivery drivers from the application of AB-5 by treating these workers as independent contractors, rather than employees, provided certain conditions are met. The ballot measure does not affect how AB-5 applies to other businesses and workers. Given that misclassification claims have been successful against or applied to a franchisor under AB-5 and may be successful under similar state laws, a franchisor could be liable to its franchisees (and potentially their employees) based the rights and remedies available to employees under such laws and, thereafter, have to treat its franchisees (and their employees) as the franchisor’s employees under these laws.

We and our franchisees are subject to the Fair Labor Standards Act of 1938, as amended (the “FLSA”), which, along with the Family and Medical Leave Act, governs such matters as minimum wage and overtime requirements and other working conditions and various family leave mandates, as well as a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We and our franchisees have experienced and expect further increases in payroll expenses as a result of government-mandated increases in the minimum wage, some specific to employees of national fast-food chains, which may be material, including as a result of California Assembly Bill No. 1228. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for Domino’s and franchisees’ stores in a particular area or across the United States. In addition, third-party suppliers may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to us. Such increased expenses may cause our franchisees to exit the business or cause us to reduce the number of Company-owned stores, or otherwise adversely affect the amount of royalty payments and license fees we receive.

In January 2020, the U.S. Department of Labor announced a final rule to update and clarify the definition of joint employer under the FLSA. Under the final rule, the general test for assessing whether a party can be deemed a joint employer would be based upon whether that party (i) hires or fires the employee; (ii) supervises and controls the employee’s work schedule or conditions of employment; (iii) determines the employee’s rate and method of payment; and (iv) maintains the employee’s employment records. In the final rule, the Department of Labor describes instances in which joint employment would not be more or less likely to be found to exist under the FLSA, which, according to the Department of Labor, includes the relationships that exist under the typical franchise business model. This rule may reduce a franchisor’s risk of liability that currently exists under the joint employer standard now in effect under the FLSA (though ultimately, the facts specific to the franchisor-franchisee model at issue would be considered when determining liability). In July 2021, the Department of Labor issued a final rule rescinding the 2020 rule. The Department of Labor may revert to the more expansive interpretation of joint employer that existed prior to the adoption of the 2020 rule and/or interpretations that could result in franchisors being held liable or responsible for FLSA violations by their franchisees. The rules of the Department of Labor are separate from the joint employer standard under the NLRA or, as described above, potential liability as a joint employer under the NLRA.

Laws targeting hidden fees and how businesses may advertise and/or market prices to consumers have been enacted in jurisdictions that include California and Minnesota, and these laws could impact our advertising, including advertising for our national offers and could result in litigation. To the extent our advertising is negatively impacted, our business could be adversely affected.

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

Exchange rate fluctuations could have an adverse effect on our results of operations, and we have in the past experienced significant adverse changes in foreign currency rates. International franchise royalties and fees represented approximately 6.9%, 6.8% and 6.9% of our total revenues in 2025, 2024 and 2023, respectively, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. Sales made by franchised stores outside the U.S. are denominated in the currency of the country in which the store is located, and this currency could become less valuable in U.S. dollars as a result of exchange rate fluctuations. Unfavorable currency fluctuations could lead to increased prices to customers outside the U.S. or lower profitability to our franchisees outside the U.S., or could result in lower revenues for us, on a U.S. dollar basis, from such customers and franchisees. A hypothetical 10% adverse change in the foreign currency rates in our international markets would have resulted in a negative impact on international royalty revenues of approximately $30.0 million in 2025.

Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control, and if we fail to meet the expectations of securities analysts or investors, our stock price may decline significantly or be subject to significant fluctuations.

Our annual and quarterly financial results and the perceptions thereof, including our sales and operating results, can vary significantly from quarter-to-quarter and year-to-year depending on various factors, many of which are beyond our control. These factors include, among other things:

•
variations in the timing and volume of our sales and our franchisees’ sales, including same store sales;
•
our performance versus expectations of securities analysts or investors or against our guidance metrics, including a focus on comparable same store sales;
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
•
foreign currency exposure.

Our operational performance may decline quickly and significantly in response to changes in order patterns, cost pressures, or rapid decreases in demand for our products. Any such decline may cause us and our franchisees to experience lower sales revenue. We anticipate that fluctuations in operating results will continue in the future, and such fluctuations may result in significant fluctuations or a significant decline in our stock price.

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

Cybersecurity and related matters are a recurring topic at meetings of the Audit Committee and the Company’s Executive Vice President and Chief Technology and Data Officer (“CTO”) and Chief Information Security Officer (“CISO”) provide the Audit Committee with an update on the Company’s cybersecurity risk profile and strategy at multiple Audit Committee meetings each year. These updates include both qualitative and quantitative information on the effectiveness of the Company’s cybersecurity controls.

At an operational level, the Company’s cybersecurity strategy is shaped by its CISO who is ultimately responsible for implementing the Company’s cybersecurity policies, procedures and strategy under the oversight of the Enterprise Risk Committee. The Company’s CISO regularly provides updates to the Enterprise Risk Committee at relevant meetings and provides additional updates to the Company’s Chief Executive Officer, Chief Operating Officer and President, Domino’s U.S., Executive Vice President and Chief Financial Officer, Executive Vice President, General Counsel and Corporate Secretary and CTO on a regular basis in between the meetings of the Enterprise Risk Committee. Such updates are designed to ensure the Enterprise Risk Committee and Company executives remain informed about and are able to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. The Company’s CISO has multiple decades of experience in the cybersecurity and information security fields with relevant experience supplemented by undergraduate and post-graduate degrees in information technology and security and completion of additional related executive education, along with holding several industry-recognized cybersecurity certifications. The Company’s CTO supplements the expertise and experience of the CISO.

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

The Company leverages a combination of the National Institute of Standards and Technology (NIST) Cybersecurity Framework and the Center for Internet Security (CIS) Critical Security Controls as the scale against which to assess its information security program and invest in its ability to proactively defend against security risks within its environment. Domino’s conducts annual risk assessments, both internally and through the use of third parties, to evaluate the effectiveness of its security controls and identify new threats and vulnerabilities and appropriate controls to mitigate risks and supplements these regular assessments with ongoing monitoring. Additionally, Domino’s participates in ongoing and periodic assessments of its external platform and applications to include running a responsible disclosure program to ensure that vulnerabilities that are discovered can be reported and appropriately remediated. Domino’s has been certified as compliant with the Payment Card Industry Data Security Standard (“PCI DSS”) standards and has several dedicated teams of specialists within its information security department that routinely conduct internal and external vulnerability and penetration assessments in accordance with both PCI DSS and industry accepted practices. This team keeps the Company’s management informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents and leads the Company’s processes to oversee and identify risks from cybersecurity threats associated with the Company’s use of its third-party service providers. The Company additionally has established and maintains a dedicated Security Operations Center (SOC) team that is responsible for quickly identifying and treating events that could pose risk to its technology environments and that has a documented incident response plan in place, which is periodically tested, reviewed and updated as appropriate. The Company trains its team members through annual cybersecurity awareness training, phishing simulations and periodic communications about timely cybersecurity topics and threats and conducts certain tabletop exercises designed to ensure appropriate responsiveness in the event of an actual cybersecurity incident or threat.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 16, 2026, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 33,628,897 were issued and outstanding. As of February 16, 2026, there were 1,440 registered holders of record of Domino’s Pizza, Inc.’s common stock. Domino’s Pizza, Inc.’s common stock is traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “DPZ.”

Our Board of Directors declared a quarterly dividend of $1.99 per common share on February 18, 2026 payable on March 30, 2026 to shareholders of record at the close of business on March 13, 2026.

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

As of December 28, 2025, we had $459.7 million remaining under the $1.0 billion share repurchase authorization approved by our Board of Directors on February 21, 2024, for repurchases of shares of our common stock. Any future purchases of our common stock would be funded by current cash amounts, available borrowings or future excess cash flow. The following table summarizes our repurchase activity during the fourth quarter ended December 28, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
Period #10 (September 8, 2025 to October 5, 2025)	1,196	$428.35	—	$539,681
Period #11 (October 6, 2025 to November 2, 2025)	1,708	396.69	—	539,681
Period #12 (November 3, 2025 to November 30, 2025)	58,595	415.70	57,519	515,776
Period #13 (December 1, 2025 to December 28, 2025)	131,007	428.18	131,007	459,681
Total	192,506	$424.10	188,526	$459,681

(1)
3,980 shares were purchased as part of the Company’s employee stock purchase discount plan. During the fourth quarter, the shares were purchased at an average price of $412.71.

(2)
Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

The following comparative stock performance line graph compares the cumulative shareholder return of the common stock of Domino’s Pizza, Inc. (Nasdaq: DPZ) for the five-year period between January 3, 2021, and December 28, 2025, with the cumulative total return of (i) the Standard & Poor’s 500 Index (the “S&P 500”) and (ii) the Company’s peer group, the Standard & Poor’s Composite 1500 Restaurant Index (the “S&P 1500 Restaurant Index”). The cumulative total return computations set forth in the performance graph assume the investment of $100 in each of the Company’s common stock, the S&P 500 and the S&P 1500 Restaurant Index on January 3, 2021.

$200.00
$150.00
$100.00
$50.00
1/3/2021
1/2/2022
1/1/2023
12/31/2023
12/29/2024
12/28/2025
DPZ
S&P 500
S&P 1500 Restaurant Index

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve-week quarters and one sixteen-week quarter.

In this section, we discuss the results of our operations for the fiscal year ended December 28, 2025 compared to the fiscal year ended December 29, 2024. For a discussion of the fiscal year ended December 29, 2024 compared to the fiscal year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Description of the Business

Domino’s is the largest pizza company in the world with more than 22,100 locations in over 90 markets around the world as of December 28, 2025, and operates two distinct service models within its stores, with a significant business in both delivery and carryout. We are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores through both the delivery and carryout service models. We have been selling quality, affordable food to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. Over the past 65 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.

We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of December 28, 2025. Franchising enables an individual to be a business owner and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

Domino’s business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties and fees to our franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s® brand marks. We also generate revenues and earnings by selling food and other products to franchisees through our supply chain operations primarily in the U.S. and Canada and by operating a number of Company-owned stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling food, and to a lesser extent, other products to those sub-franchisees, as well as by running pizza stores. We believe that everyone in the system can benefit from the franchise model, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.

Domino’s business model can yield strong returns for our franchise owners and our Company-owned stores. It can also yield significant cash flows to us, through consistent franchise royalty and supply chain revenue streams, all within an asset-light model. We have historically returned cash to shareholders through dividend payments and share repurchases. Domino’s financial results are driven largely by retail sales at our franchised and Company-owned stores. Changes in retail sales are primarily driven by same store sales growth and net store growth. We actively monitor both of these metrics, as they directly impact our revenues and profits, and we strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees, as well as Company-owned store and supply chain revenues.

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

We believe that our most critical accounting estimates are:

Long-lived assets

We record long-lived assets, including property, plant and equipment and capitalized software, at cost. For acquisitions of franchise operations, we estimate the fair values of the assets and liabilities acquired based on physical inspection of assets, historical experience and other information available to us regarding the acquisition. We depreciate and amortize long-lived assets using useful lives determined by us based on historical experience and other information available to us. We evaluate long-lived assets, including property, plant, equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our periodic evaluation is based on various analyses including the projection of undiscounted cash flows. If we determine that the carrying amount of an asset (or asset group) may not be recoverable, we compare the net carrying value of the asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group.

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

We did not record any impairment losses on long-lived assets in 2025, 2024 and 2023.

Casualty insurance reserves

For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned automobile liabilities. We are generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and up to $2.0 million per occurrence under these retention programs for general liability, depending on policy year and line of coverage. We are generally responsible for up to between $2.0 million and $5.5 million per occurrence under these retention programs for owned and non-owned automobile liabilities, depending on policy year and line of coverage. Casualty insurance reserves are based on undiscounted actuarial estimates. These estimates are based on historical information and on certain assumptions about future events. There is inherent uncertainty in the ultimate cost for known claims under our insurance coverages, and for incidents that have occurred that will be subject to a claim, but have yet to be reported to us. Analyses of historical trends and actuarial valuation methods are utilized to estimate the ultimate claim costs for claims incurred as of the balance sheet date and for claims incurred but not yet reported. When estimating these liabilities, several factors are considered, including the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.

Our methodology for determining our exposure has remained consistent throughout the years presented. Management believes that the various assumptions developed, and actuarial methods used to determine our casualty insurance reserves are reasonable and provide meaningful data that management uses to make its best estimate of our exposure to these risks. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause our estimates to change in the near term which could result in an increase or decrease in the related expense in future periods. A 10% change in our casualty insurance liability at December 28, 2025 would have affected our income before provision for income taxes by approximately $5.1 million in 2025. We had accruals for casualty insurance reserves of $51.2 million and $50.7 million at December 28, 2025 and December 29, 2024, respectively.

Income taxes

The U.S. Federal statutory income tax rate was 21% in each of 2025, 2024 and 2023. Our Federal income tax provision calculated based on the Federal statutory rate was $161.8 million, $151.7 million and $137.0 million in 2025, 2024 and 2023, respectively.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We measure deferred taxes using current enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Judgment is required in determining the provision for income taxes, related reserves and deferred taxes. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets, if necessary. On an ongoing basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized. Our accounting for deferred taxes represents our best estimate of future events. Except with respect to certain foreign tax credits and interest deductibility in separately filed states, our deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on our estimates and assumptions. As of December 28, 2025 and December 29, 2024, we had total foreign tax credits of $25.1 million and $21.0 million, respectively, each of which were fully offset with a corresponding valuation allowance. We also had valuation allowances related to interest deductibility in separately filed states of $1.2 million and $1.4 million as of December 28, 2025 and December 29, 2024, respectively. We believe our remaining deferred tax assets will be realized. Changes in our current estimates due to unanticipated events could have a material impact on our financial condition and results of operations.

Fiscal 2025 Highlights

Our Hungry for MORE strategy aims to generate MORE sales, MORE stores and MORE profits.

•
MORE Sales: Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 5.4% as compared to 2024. U.S. retail sales increased 4.8% and international retail sales, excluding foreign currency impact, increased 5.9% as compared to 2024. Same store sales increased 3.0% in our U.S. stores and increased 1.9% in our international stores (excluding foreign currency impact).
•
MORE Stores: Global net store growth of 776 stores, including 172 net store openings in the U.S. and 604 net store openings internationally.
•
MORE Profits: Income from operations increased 8.5%.

Excluding the negative impact of foreign currency, Domino’s experienced global retail sales growth during 2025, driven by same store sales growth and net store growth in both our U.S. and international businesses. These factors, as well as gross margin dollar improvement within supply chain, also contributed to an increase in income from operations. Overall, we believe our global retail sales growth, excluding foreign currency impact, marketing initiatives, operations and emphasis on technology have combined to strengthen our brand. These financial and statistical measures are described in additional detail below.

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

	2025	2024	2023
U.S. stores	$9,952.9	$9,500.1	$9,026.1
International stores	10,173.9	9,624.1	9,249.7
Total	$20,126.8	$19,124.2	$18,275.8

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

	2025	2024	2023
U.S. stores	+ 4.8%	+ 5.3%	+ 3.1%
International stores (excluding foreign currency impact)	+ 5.9%	+ 6.5%	+ 7.7%
Total (excluding foreign currency impact)	+ 5.4%	+ 5.9%	+ 5.4%

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

	2025	2024	2023
U.S. Company-owned stores	+ 1.5%	+ 3.5%	+ 5.4%
U.S. franchise stores	+ 3.0%	+ 3.2%	+ 1.4%
U.S. stores	+ 3.0%	+ 3.2%	+ 1.6%
International stores (excluding foreign currency impact)	+ 1.9%	+ 1.6%	+ 1.7%

U.S. same store sales increased 3.0% during 2025, rolling over an increase in U.S. same store sales of 3.2% in 2024. The increase in U.S. same store sales was primarily driven by both higher customer transaction counts and higher average ticket, each driven in part by the launch of our Parmesan Stuffed Crust pizza. Multiple windows of our “Best Deal Ever” promotion also drove higher customer transaction counts during 2025. International same store sales (excluding foreign currency impact) increased 1.9% during 2025, rolling over an increase in international same store sales (excluding foreign currency impact) of 1.6% in 2024. The increase in international same store sales was attributable to higher customer transaction counts.

Net Store Growth

Net store growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Net store growth is calculated by netting gross store openings with gross store closures during the period. Transfers between Company-owned stores and franchised stores are excluded from the calculation of net store growth.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at January 1, 2023	286	6,400	6,686	13,194	19,880
Openings	4	174	178	892	1,070
Closings	(1)	(9)	(10)	(349)	(359)
Transfers	(1)	1	—	—	—
Store count at December 31, 2023	288	6,566	6,854	13,737	20,591
Openings	7	159	166	868	1,034
Closings	(1)	(5)	(6)	(253)	(259)
Transfers	(2)	2	—	—	—
Store count at December 29, 2024	292	6,722	7,014	14,352	21,366
Openings	5	174	179	953	1,132
Closings	—	(7)	(7)	(349)	(356)
Transfers	(35)	35	—	—	—
Store count at December 28, 2025	262	6,924	7,186	14,956	22,142
Fiscal 2025 net store growth	5	167	172	604	776

Income Statement Data

	2025		2024		2023
Revenues:
U.S. Company-owned stores	$375.2		$393.9		$376.2
U.S. franchise royalties and fees	677.1		638.2		604.9
Supply chain	2,989.5		2,845.8		2,715.0
International franchise royalties and fees	338.7		318.7		310.1
U.S. franchise advertising	559.5		509.9		473.2
Total revenues	4,940.0	100.0%	4,706.4	100.0%	4,479.4	100.0%
Cost of sales:
U.S. Company-owned stores	321.6		328.0		314.7
Supply chain	2,644.8		2,529.9		2,437.3
Total cost of sales	2,966.4	60.0%	2,857.9	60.7%	2,751.9	61.4%
Gross margin	1,973.6	40.0%	1,848.5	39.3%	1,727.4	38.6%
General and administrative	464.1	9.4%	459.5	9.8%	434.6	9.7%
U.S. franchise advertising	559.5	11.3%	509.9	10.8%	473.2	10.6%
Refranchising (gain) loss	(4.0)	0.0%	0.2	0.0%	0.1	0.0%
Income from operations	954.0	19.3%	879.0	18.7%	819.5	18.3%
Other (expense) income	(2.5)	0.0%	22.1	0.5%	17.7	0.4%
Interest expense, net	(181.1)	(3.7)%	(178.8)	(3.9)%	(184.8)	(4.1)%
Income before provision for income taxes	770.3	15.6%	722.2	15.3%	652.4	14.6%
Provision for income taxes	168.6	3.4%	138.0	2.9%	133.3	3.0%
Net income	$601.7	12.2%	$584.2	12.4%	$519.1	11.6%

2025 compared to 2024

Revenues

	2025		2024
U.S. Company-owned stores	$375.2	7.6%	$393.9	8.4%
U.S. franchise royalties and fees	677.1	13.7%	638.2	13.6%
Supply chain	2,989.5	60.5%	2,845.8	60.4%
International franchise royalties and fees	338.7	6.9%	318.7	6.8%
U.S. franchise advertising	559.5	11.3%	509.9	10.8%
Total revenues	$4,940.0	100.0%	$4,706.4	100.0%

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

Consolidated revenues increased $233.6 million, or 5.0%, in 2025 primarily due to higher supply chain revenues, higher U.S. franchise advertising revenues and higher U.S. franchise royalties and fees. The increase in supply chain revenues was primarily attributable to higher order volumes and an increase in our food basket pricing to stores, but these increases were partially offset by a shift in the relative mix of products we sell and the transition of our equipment and supplies business to a third-party supplier in 2024. The increases in U.S. franchise advertising revenues and U.S. franchise royalties and fees were driven primarily by same store sales growth and net store growth. U.S. franchise advertising revenues also increased as a result of a decrease in advertising incentives and the increase in the advertising contribution rate. These changes in revenues are described in more detail below.

U.S. Stores

	2025		2024
U.S. Company-owned stores	$375.2	23.3%	$393.9	25.5%
U.S. franchise royalties and fees	677.1	42.0%	638.2	41.4%
U.S. franchise advertising	559.5	34.7%	509.9	33.1%
Total U.S. stores revenues	$1,611.8	100.0%	$1,541.9	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations decreased $18.7 million, or 4.8%, in 2025 primarily driven by the refranchising of the Maryland market in May 2025, but this decrease was partially offset by higher same store sales.

U.S. Company-owned same store sales increased 1.5% in 2025 and increased 3.5% in 2024.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $38.9 million, or 6.1%, in 2025 primarily due to higher same store sales and an increase in the average number of U.S. franchised stores open during the period resulting from net store growth.

U.S. franchise same store sales increased 3.0% in 2025 and increased 3.2% in 2024.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising increased $49.6 million, or 9.7%, in 2025 primarily due to a decrease in advertising incentives, higher same store sales, an increase in the average number of U.S. franchised stores open during the period resulting from net store growth and the return to the standard 6.0% advertising contribution rate at the beginning of the second quarter of 2024 following the end of the temporary reduction to 5.75%.

Supply Chain

Supply chain revenues increased $143.7 million, or 5.1%, in 2025 due primarily to an increase in our food basket pricing to stores and higher order volumes. These increases were partially offset by a shift in the relative mix of products we sell and the transition of our equipment and supplies business to a third-party supplier in 2024. Our food basket pricing to stores increased 3.5% during 2025, which resulted in an estimated $142 million increase in supply chain revenues. The food basket pricing change, a statistical measure utilized by management, is calculated as the percentage change of the food basket (including both food and cardboard products) purchased by an average U.S. store (based on average weekly unit sales) from our U.S. supply chain centers against the comparable period of the prior year. We believe this measure is important to understanding Company performance because as our food basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate.

International Franchise Royalties and Fees

Revenues from international franchise royalties and fees increased $20.0 million, or 6.3%, in 2025 primarily due to an increase in the average number of international franchised stores open during the period resulting from net store growth and higher same store sales (excluding foreign currency impact). These increases were partially offset by the negative impact of changes in foreign currency exchange rates of approximately $0.6 million in 2025. The impact of changes in foreign currency exchange rates on international franchise royalty revenues, a statistical measure utilized by management, is calculated as the difference in international franchise royalty revenues resulting from translating current year local currency results to U.S. dollars at current year exchange rates as compared to prior year exchange rates. We believe this measure is important to understanding Company performance given the significant variability in international franchise royalty revenues that can be driven by changes in foreign currency exchange rates.

International franchise same store sales, excluding the impact of changes in foreign currency exchange rates, increased 1.9% in 2025 and increased 1.6% in 2024.

Cost of Sales / Gross Margin

	2025		2024
Total revenues	$4,940.0	100.0%	$4,706.4	100.0%
Total cost of sales	2,966.4	60.0%	2,857.9	60.7%
Gross margin	$1,973.6	40.0%	$1,848.5	39.3%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food and labor costs, as well as other costs including delivery, occupancy costs (including rent, telephone, utilities and depreciation), insurance expense and other. Consolidated gross margin (which we define as revenues less cost of sales) increased $125.1 million, or 6.8%, in 2025 due primarily to higher U.S. franchise advertising, royalties and fees revenues, as well as gross margin dollar growth within supply chain discussed herein. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. We generally update our supply chain gross margin structure on an annual basis. However, as food basket prices fluctuate, revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate, and further, cost of sales, gross margins and gross margin percentages for our U.S. Company-owned stores also fluctuate.

Consolidated gross margin as a percentage of revenues increased 0.7 percentage points to 40.0% in 2025 from 39.3% in 2024. U.S. Company-owned store gross margin decreased 2.4 percentage points in 2025 and supply chain gross margin increased 0.4 percentage points in 2025. Changes in the significant components of gross margin are described in more detail below.

U.S. Company-Owned Stores Gross Margin

	2025		2024
Revenues	$375.2	100.0%	$393.9	100.0%
Cost of sales	321.6	85.7%	328.0	83.3%
Store gross margin	$53.5	14.3%	$65.9	16.7%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) decreased $12.4 million, or 18.8%, in 2025. As a percentage of store revenues, U.S. Company-owned store gross margin decreased 2.4 percentage points in 2025. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs increased 0.9 percentage points to 29.9% in 2025 driven by the increase in the food basket pricing to stores.

•
Labor costs were 31.3% in both 2025 and 2024.

•
Higher insurance costs drove the remaining decrease in U.S. Company-owned store gross margin as a percentage of revenues in 2025.

Supply Chain Gross Margin

	2025		2024
Revenues	$2,989.5	100.0%	$2,845.8	100.0%
Cost of sales	2,644.8	88.5%	2,529.9	88.9%
Supply chain gross margin	$344.7	11.5%	$315.9	11.1%

Supply chain gross margin increased $28.9 million, or 9.1%, in 2025. As a percentage of supply chain revenues, supply chain gross margin increased 0.4 percentage points in 2025. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs decreased 0.4 percentage points to 70.9% in 2025 driven primarily by procurement productivity, partially offset by the increase in the cost of our food basket.
•
Labor costs decreased 0.3 percentage points to 8.9% in 2025 due primarily to higher sales leverage and labor efficiency.
•
Higher insurance costs partially offset these improvements in supply chain gross margin as a percentage of revenues in 2025.

General and Administrative Expenses

General and administrative expenses increased $4.6 million, or 1.0%, in 2025, primarily due to approximately $5 million in severance expenses associated with an organizational realignment that took place in the first quarter of 2025, as well as higher computer and insurance expenses. These increases were partially offset by expenses related to our Worldwide Rally in the second quarter of 2024, which takes place every two years and did not reoccur in 2025.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses increased $49.6 million, or 9.7%, in 2025, consistent with the increase in U.S. franchise advertising revenues, as discussed above. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand, and these revenues cannot be used for general corporate purposes.

Refranchising Gain

During 2025, we refranchised 37 U.S. Company-owned stores, primarily in Maryland, for net proceeds of $8.6 million. The pre-tax refranchising gain associated with the sale of the related assets and liabilities, including a $1.4 million reduction in goodwill, was $4.0 million and was recorded in refranchising gain in our consolidated statements of income.

Other (Expense) Income

Other expense was $2.5 million in 2025, while other income was $22.1 million in 2024, each representing the net realized and unrealized losses and gains on our investment in DPC Dash. The recorded amount of our investment is based on the active exchange quoted price for the equity security. Additional information related to our investment in DPC Dash is included in Note 1 and Note 4 to our consolidated financial statements.

Interest Expense, Net

Interest expense, net, increased $2.2 million, or 1.3%, in 2025, due to lower interest income on our cash equivalents. Our weighted average borrowing rate was 3.8% in both 2025 and 2024.

Provision for Income Taxes

Provision for income taxes increased $30.6 million, or 22.2%, in 2025 due to a higher effective tax rate, as well as an increase in income before provision for income taxes. The effective tax rate increased to 21.9% during 2025, as compared to 19.1% in 2024. The increase in the effective tax rate was driven by a 2.7 percentage point unfavorable change in the impact of excess tax benefits from equity-based compensation, which is recorded as a reduction to the provision for income taxes.

We applied the relevant provisions of the One Big Beautiful Bill Act following its enactment on July 4, 2025, including provisions related to bonus depreciation, research and development and foreign derived intangible income and it did not have a material impact on our effective tax rate.

Segment Income

We evaluate the performance of our reportable segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income. Segment Income for each of our reportable segments is summarized in the table below.

	2025	2024
U.S. Stores	$575.3	$565.4
Supply Chain	320.1	280.6
International Franchise	288.5	260.7

U.S. Stores

U.S. stores Segment Income increased $10.0 million, or 1.8%, in 2025, primarily due to higher U.S. franchise royalties and fees revenues as discussed above, but this increase was partially offset by the decrease in U.S. Company-owned store gross margin as discussed above, as well as a shift in the relative mix of labor cost associated with internally developed software. U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Income. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Income.

Supply Chain

Supply chain Segment Income increased $39.5 million, or 14.1%, in 2025, primarily due to the increase in supply chain gross margin as discussed above.

International Franchise

International franchise Segment Income increased $27.9 million, or 10.7%, in 2025, primarily due to higher international franchise royalties and fees revenues as discussed above. In addition, lower general and administrative expenses also contributed to the increase in international franchise Segment Income in 2025. The decrease in general and administrative expenses primarily related to our Worldwide Rally in the second quarter of 2024, which did not reoccur in 2025 as discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Income.

New Accounting Pronouncements

The impact of new accounting pronouncements adopted and the estimated impact of new accounting pronouncements that we will adopt in future years is included in Note 1 to the consolidated financial statements.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. As of December 28, 2025, we had working capital of $134.4 million, excluding restricted cash and cash equivalents of $216.1 million, advertising fund assets, restricted of $117.5 million and advertising fund liabilities of $115.4 million. Working capital includes total unrestricted cash and cash equivalents of $125.7 million.

Our primary sources of liquidity are cash flows from operations and availability of borrowings under our variable funding notes. During 2025, we experienced an increase in both U.S. and international retail sales (excluding foreign currency impact). Additionally, both our U.S. and international businesses grew store counts during 2025. These factors contributed to our continued ability to generate positive operating cash flows. In addition to our cash flows from operations, we have a variable funding note facility. Our Series 2025-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2025 Variable Funding Notes”), allows for advances of up to $320.0 million and issuance of certain other credit instruments, including letters of credit. The letters of credit primarily relate to our casualty insurance programs. As of December 28, 2025, we had no outstanding borrowings and $263.6 million of available borrowing capacity under our 2025 Variable Funding Notes, net of letters of credit issued of $56.4 million.

Our primary sources of liquidity could be adversely affected by the occurrence of any of the events described in Item 1A. Risk Factors. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under our 2025 Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our Notes (defined below) and to service, extend or refinance our 2025 Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Restricted Cash

As of December 28, 2025, we had $165.8 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $50.1 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $216.1 million of restricted cash and cash equivalents. As of December 28, 2025, we also held $92.2 million of advertising fund restricted cash and cash equivalents which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

2025 Refinancing

On September 5, 2025, we completed a refinancing transaction (the “2025 Refinancing”) in which certain of our subsidiaries issued new notes pursuant to an asset-backed securitization. The notes consist of $500.0 million Series 2025-1 4.930% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated repayment date of July 2030 (the “2025 Five-Year Notes”) and $500.0 million Series 2025-1 5.217% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated repayment date of July 2032 (the “2025 Seven-Year Notes,” and collectively with the 2025 Five-Year Notes, the “2025 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended.

The proceeds from the issuance of the 2025 Notes, as well as $160.0 million of our unrestricted cash and cash equivalents, were used to (i) repay the remaining $742.0 million in outstanding principal under our 2015 Ten-Year Notes and the remaining $402.7 million in outstanding principal under the Company’s 2018 7.5-Year Notes, (ii) prefund a portion of the interest payable on the 2025 Notes and (iii) pay transaction fees and expenses. In connection with the 2025 Refinancing, we capitalized $15.4 million of debt issuance costs, which are being amortized into interest expense over the five and seven-year expected terms of the 2025 Notes. Additional information related to the 2025 Refinancing is included in Note 3 to our consolidated financial statements.

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

2018 Recapitalization

On April 24, 2018, we completed the 2018 Recapitalization in which certain of our subsidiaries issued notes pursuant to an asset-backed securitization. The notes consisted of $425.0 million Series 2018-1 4.116% Fixed Rate Senior Secured Notes, Class A-2-I with a term of 7.5 years (the “2018 7.5-Year Notes”), and $400.0 million Series 2018-1 4.328% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of 9.25 years (the “2018 9.25-Year Notes”). The 2018 7.5-Year Notes were repaid in connection with the 2025 Refinancing. Additional information related to the 2018 Recapitalization is included in Note 3 to our consolidated financial statements.

2017 Recapitalization

On July 24, 2017, we completed the 2017 Recapitalization in which certain of our subsidiaries issued notes pursuant to an asset-backed securitization. The notes consisted of $300.0 million Series 2017-1 Floating Rate Senior Secured Notes, Class A-2-I with an anticipated term of five years (the “2017 Floating Rate Notes”), $600.0 million Series 2017-1 3.082% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of five years (the “2017 Five-Year Notes”), and $1.0 billion Series 2017-1 4.118% Fixed Rate Senior Secured Notes, Class A-2-III with an anticipated term of 10 years (the “2017 Ten-Year Notes”). The 2017 Floating Rate Notes and the 2017 Five-Year Notes were repaid in connection with the 2021 Recapitalization. Additional information related to the 2017 Recapitalization is included in Note 3 to our consolidated financial statements.

2025 Variable Funding Notes

In connection with the 2025 Refinancing, certain of our subsidiaries issued the 2025 Variable Funding Notes. In connection with the issuance of the 2025 Variable Funding Notes, our previous $200.0 million Series 2021-1 and $120.0 million Series 2022-1 variable funding note facilities were canceled. Additional information related to the 2025 Variable Funding Notes is included in Note 3 to our consolidated financial statements.

Fixed-Rate Notes

The 2025 Notes, 2021 Notes, 2019 Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes are collectively referred to as the “Notes.”

The Notes have original scheduled principal payments of $49.3 million in 2026, $1.34 billion in 2027, $836.4 million in 2028, $647.8 million in 2029, $495.0 million in 2030, $927.5 million in 2031 and $470.0 million in 2032. However, in accordance with our debt agreements, the payment of principal on the 2025 Notes may be suspended if either the Holdco Leverage Ratio or Senior Leverage Ratio is less than or equal to 5.5x total debt to either Consolidated Adjusted EBITDA or Securitized Net Cash Flow, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. Further, in accordance with our debt agreements, the payment of principal on the 2021 Notes, 2019 Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes may be suspended if the Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. As of the end of the fourth quarter of 2025 and the end of the fourth quarter of 2024, we satisfied the non-amortization tests for each respective series of notes, and accordingly, the outstanding principal amounts of the notes have been classified as long-term debt in the consolidated balance sheet as of December 28, 2025. As of December 29, 2024, current portion of long-term debt included the outstanding principal amounts under the 2015 Ten-Year Notes and the 2018 7.5-Year Notes for which the anticipated repayment date was October 2025.

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

Capital Expenditures and Other Material Cash Requirements

In the past three years, we have spent approximately $338.8 million on capital expenditures. In 2025, we spent $120.6 million on capital expenditures which primarily related to investments in our consumer and store technology, supply chain centers, corporate store operations and other corporate capital expenditures. We plan to continue investing in consumer and store technology, supply chain centers and corporate store operations, and we expect that our capital expenditures will be approximately $120 million in 2026. We expect to continue to use our unrestricted cash and cash equivalents, cash flows from operations, any excess cash from our refinancing and recapitalization transactions and available borrowings under our 2025 Variable Funding Notes to, among other things, fund working capital requirements, invest in our core business and other strategic opportunities, repay outstanding borrowings under our securitized debt, pay dividends and repurchase and retire shares of our common stock.

Investments

We hold a non-controlling interest in DPC Dash, our master franchisee in China that owns and operates Domino’s Pizza stores in that market.

As of December 28, 2025 and December 29, 2024, the fair value of our investment in DPC Dash was $36.1 million and $82.7 million, respectively. The fair value of our investment in DPC Dash was based on the active exchange quoted price for the equity security of HK$71.90 per share as of December 28, 2025 and HK$79.25 per share as of December 29, 2024. We owned 3,901,019 and 8,101,019 ordinary shares as of December 28, 2025 and December 29, 2024, representing 3.0% and 6.2% of DPC Dash’s ordinary shares as of the respective dates. We sold 4,200,000 ordinary shares of our investment in DPC Dash in the second quarter of 2025 for net proceeds of $44.1 million. We sold 10,000,000 ordinary shares of our investment in DPC Dash in the fourth quarter of 2024 for $82.9 million. We recorded total net negative and positive adjustments to the carrying amount of our investment in DPC Dash of $2.5 million and $22.1 million in 2025 and 2024, respectively, with the net realized and unrealized losses and gains recorded in other expense and other income in our consolidated statements of income, respectively.

Share Repurchase Programs

Our share repurchase programs have historically been funded by excess operating cash flows, excess proceeds from our recapitalization transactions and borrowings under our variable funding notes. We used cash of $354.7 million in 2025, $327.0 million in 2024 and $269.0 million in 2023 for share repurchases.

As of December 28, 2025, we had $459.7 million remaining under the $1.0 billion share repurchase authorization approved by our Board of Directors on February 21, 2024 for repurchases of shares of our common stock.

Dividends

We declared dividends of $237.3 million (or $6.96 per share) in 2025, $210.7 million (or $6.04 per share) in 2024 and $170.4 million (or $4.84 per share) in 2023. We paid dividends of $236.9 million, $209.9 million and $169.8 million in 2025, 2024 and 2023, respectively.

Subsequent to the end of fiscal 2025, on February 18, 2026, our Board of Directors declared a quarterly dividend of $1.99 per common share payable on March 30, 2026 to shareholders of record at the close of business on March 13, 2026.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
(In millions)	December 28, 2025	December 29, 2024
Cash flows provided by (used in):
Net cash provided by operating activities	$792.1	$624.9
Net cash used in investing activities	(70.2)	(31.2)
Net cash used in financing activities	(752.1)	(532.2)
Effect of exchange rate changes on cash	1.8	(2.2)
Change in cash and cash equivalents, restricted cash and cash equivalents	$(28.4)	$59.3

Operating Activities

Cash provided by operating activities increased $167.2 million in 2025 primarily as a result of the positive impact of changes in operating assets and liabilities of $98.2 million, primarily related to the timing of vendor payments in 2025 as compared to 2024. Additionally, net income increased $17.5 million and non-cash adjustments increased $33.8 million (primarily representing the changes in the total net realized and unrealized losses and gains associated with the remeasurement of the Company’s investment in DPC Dash and changes in deferred income taxes), resulting in an overall increase to cash provided by operating activities in 2025 as compared to 2024 of $51.3 million. The positive change in advertising fund assets and liabilities, restricted of $17.7 million in 2025 as compared to 2024 also contributed to the increase in cash provided by operating activities and was driven by receipts for advertising contributions outpacing payments for advertising activities.

Investing Activities

Cash used in investing activities was $70.2 million in 2025, which consisted primarily of capital expenditures of $120.6 million (driven primarily by investments in consumer and store technology, supply chain centers, corporate store operations and other corporate capital expenditures). These investing cash outflows were partially offset by the net proceeds from the sale of 4,200,000 ordinary shares of our investment in DPC Dash for $44.1 million and the net proceeds of $8.6 million for the refranchising of 37 U.S. Company-owned stores primarily in the Maryland market.

Cash used in investing activities was $31.2 million in 2024, which consisted primarily of capital expenditures of $112.9 million (driven primarily by investments in consumer and store technology, supply chain centers and corporate store operations). These investing cash outflows were partially offset by the net proceeds from the sale of 10,000,000 ordinary shares of our investment in DPC Dash for $82.9 million.

Financing Activities

Cash used in financing activities was $752.1 million in 2025. In connection with the 2025 Refinancing, we issued $1.00 billion of new notes including $500.0 million 2025 Five-Year Notes and $500.0 million 2025 Seven-Year Notes. We used the proceeds from the issuance of the 2025 Notes, as well as $160.0 million of our unrestricted cash and cash equivalents, to repay the remaining $742.0 million in outstanding principal under our 2015 Ten-Year Notes and the remaining $402.7 million in outstanding principal under our 2018 7.5-Year Notes and to pay $15.4 million in debt issuance costs. We repurchased and retired $354.7 million in shares of our common stock under our Board of Directors-approved share repurchase program, as well as made $3.0 million in excise tax payments related to our share repurchase programs. We also made dividend payments to our shareholders of $236.9 million, had tax payments for the vesting of restricted stock of $11.4 million and made repayments of principal amounts related to our finance leases and other financing obligations of $4.8 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $18.8 million.

Cash used in financing activities was $532.2 million in 2024. We repurchased and retired $327.0 million in shares of our common stock under our Board of Directors-approved share repurchase program, as well as made $2.6 million in excise tax payments related to our share repurchase programs. We also made dividend payments to our shareholders of $209.9 million. We also made repayments of long-term debt and principal amounts related to our finance leases and other financing obligations of $17.6 million and had tax payments for the vesting of restricted stock of $11.1 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $36.0 million.

Impact of Inflation

Given the inflation rates in recent years, there have been and may continue to be increases in food, labor, insurance and occupancy costs which have and could further impact our profitability and that of our franchisees and which could impact the opening of new U.S. and international franchised stores and adversely affect our operating results. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs, increased insurance costs and increased energy costs may adversely affect our operating costs and profitability and those of our franchisees and could result in menu price increases. The impact of inflation is described with respect to our food basket pricing to stores and our labor and insurance cost, in the discussion of supply chain revenues and U.S. Company-owned store and supply chain gross margins, above. Severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Further discussion on the impact of commodities and other cost pressures is included above, as well as in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “seek,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, the expected demand for future pizza delivery and carryout, our expectation that we will meet the terms of our agreement with our third-party supplier of pizza cheese, our belief that alternative third-party suppliers are available for our key ingredients in the event we are required to replace any of our supply partners, our intention to continue to enhance and grow online ordering, digital marketing and technological capabilities, our expectation that there will be no material environmental compliance-related capital expenditures, our plans to expand U.S. and international operations in many of the markets where we currently operate and in selected new markets, our expectation that the obligation for advertising fees payable to DNAF will remain in place for the foreseeable future, and the availability of our borrowings under the 2025 Variable Funding Notes for, among other things, funding working capital requirements, paying capital expenditures and funding other general corporate purposes, including payment of dividends.

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

Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to, the following:

•
our substantial indebtedness and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future;
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
•
the impact of social media, the rise of AI-generated content, or a boycott on our business, brand and reputation;
•
the impact of new or improved technologies, including AI, and alternative methods of delivery on consumer behavior;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the refinancings and recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes, and, at December 28, 2025, we are exposed to interest rate risk on borrowings under our 2025 Variable Funding Notes. As of December 28, 2025, we did not have any outstanding borrowings under our 2025 Variable Funding Notes.

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

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.9% of our total revenues in 2025, 6.8% of our total revenues in 2024 and 6.9% of our total revenues in 2023 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. A hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on international franchise royalty and fee revenues of approximately $30.0 million in 2025.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Domino’s Pizza, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Domino’s Pizza, Inc. and its subsidiaries (the “Company”) as of December 28, 2025 and December 29, 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ deficit and of cash flows for each of the three years in the period ended December 28, 2025, including the related notes and schedule of condensed financial information as of December 28, 2025 and December 29, 2024 and for each of the three years in the period ended December 28, 2025 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Casualty Insurance Reserves

As described in Note 1 to the consolidated financial statements, the Company has retention programs for workers’ compensation, general liability, and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. As of December 28, 2025, the Company had accruals for these casualty insurance matters of $51.2 million. Casualty insurance reserves are based on undiscounted actuarial estimates. These estimates are based on historical information and on certain assumptions about future events. As disclosed by management, analyses of historical trends and actuarial valuation methods are utilized to estimate the ultimate claim costs for claims incurred as of the balance sheet date and for claims incurred but not yet reported. When estimating these liabilities, several factors are considered, including the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.

The principal considerations for our determination that performing procedures relating to the valuation of casualty insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the casualty insurance reserves; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to the actuarial valuation methods used to estimate the ultimate claim costs and in evaluating management's significant assumptions related to the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of casualty insurance reserves. These procedures also included, among others (i) reading the Company’s casualty insurance retention program documents and (ii) testing the completeness and accuracy of the underlying historical claims data used in the actuarial valuation methods. Professionals with specialized skill and knowledge were used to assist in testing management’s process for developing the casualty insurance reserves, including evaluating (i) the appropriateness of the actuarial valuation methods and (ii) the reasonableness of the significant assumptions related to the severity, duration and frequency of claims, legal cost associated with claims, healthcare trends and projected inflation.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 23, 2026

We have served as the Company’s auditor since 2002.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 28,	December 29,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$125,675	$186,126
Restricted cash and cash equivalents	216,110	195,370
Accounts receivable, net of reserves of $5,805 in 2025 and $5,834 in 2024	315,958	309,104
Inventories	79,189	70,919
Prepaid expenses and other	39,767	40,363
Advertising fund assets, restricted	117,502	103,396
Total current assets	894,201	905,278
Property, plant and equipment:
Land and buildings	105,559	104,793
Leasehold and other improvements	193,673	191,718
Equipment	413,303	390,542
Construction in progress	46,184	22,717
	758,719	709,770
Accumulated depreciation and amortization	(434,697)	(408,591)
Property, plant and equipment, net	324,022	301,179
Other assets:
Operating lease right-of-use assets	219,485	210,302
Investments in marketable securities, restricted	24,971	20,638
Goodwill	10,726	11,578
Capitalized software, net of accumulated amortization of $201,120 in 2025 and $193,854 in 2024	159,256	155,025
Investment in DPC Dash	36,070	82,699
Other assets	25,627	26,882
Deferred income tax assets, net	22,101	23,432
Total other assets	498,236	530,556
Total assets	$1,716,459	$1,737,013
Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$6,131	$1,149,679
Accounts payable	135,029	85,898
Accrued compensation	53,204	58,203
Accrued interest	32,322	32,783
Operating lease liabilities	47,553	39,920
Insurance reserves	26,169	25,658
Advertising fund liabilities	115,412	101,567
Other accrued liabilities	125,801	118,754
Total current liabilities	541,621	1,612,462
Long-term liabilities:
Long-term debt, less current portion	4,810,683	3,825,659
Operating lease liabilities	183,917	181,983
Insurance reserves	32,959	33,229
Other accrued liabilities	48,421	45,971
Total long-term liabilities	5,075,980	4,086,842
Total liabilities	5,617,601	5,699,304
Commitments and contingencies (Note 6)
Stockholders’ deficit
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 33,627,992 in 2025 and 34,281,927 in 2024 issued and outstanding	336	343
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	1,910	1,272
Retained deficit	(3,898,622)	(3,956,474)
Accumulated other comprehensive loss	(4,766)	(7,432)
Total stockholders’ deficit	(3,901,142)	(3,962,291)
Total liabilities and stockholders’ deficit	$1,716,459	$1,737,013

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 28,	December 29,	December 31,
	2025	2024	2023
Revenues:
U.S. Company-owned stores	$375,153	$393,898	$376,180
U.S. franchise royalties and fees	677,114	638,193	604,897
Supply chain	2,989,529	2,845,781	2,715,009
International franchise royalties and fees	338,704	318,691	310,077
U.S. franchise advertising	559,494	509,853	473,195
Total revenues	4,939,994	4,706,416	4,479,358
Cost of sales:
U.S. Company-owned stores	321,646	327,986	314,673
Supply chain	2,644,788	2,529,928	2,437,268
Total cost of sales	2,966,434	2,857,914	2,751,941
Gross margin	1,973,560	1,848,502	1,727,417
General and administrative	464,120	459,492	434,554
U.S. franchise advertising	559,494	509,853	473,195
Refranchising (gain) loss	(4,028)	158	149
Income from operations	953,974	878,999	819,519
Other (expense) income	(2,544)	22,064	17,713
Interest income	14,880	17,022	11,683
Interest expense	(195,972)	(195,870)	(196,475)
Income before provision for income taxes	770,338	722,215	652,440
Provision for income taxes	168,634	138,045	133,322
Net income	$601,704	$584,170	$519,118
Earnings per share:
Common Stock – basic	$17.69	$16.83	$14.80
Common Stock – diluted	$17.57	$16.69	$14.66

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	December 28,	December 29,	December 31,
	2025	2024	2023
Net income	$601,704	$584,170	$519,118
Currency translation adjustment	2,666	(3,565)	827
Comprehensive income	$604,370	$580,605	$519,945

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)
Balance at January 1, 2023	35,419,718	$354	$9,693	$(4,194,418)	$(4,694)
Net income	—	—	—	519,118	—
Dividends declared on common stock and equivalents ($4.84 per share)	—	—	—	(170,419)	—
Issuance and cancellation of stock awards, net	33,947	—	—	—	—
Tax payments for restricted stock upon vesting	(16,038)	—	(5,410)	—	—
Purchases of common stock	(789,977)	(8)	(47,651)	(223,929)	—
Exercises of stock options	78,532	1	8,655	—	—
Non-cash equity-based compensation expense	—	—	37,514	—	—
Currency translation adjustment	—	—	—	—	827
Balance at December 31, 2023	34,726,182	347	2,801	(4,069,648)	(3,867)
Net income	—	—	—	584,170	—
Dividends declared on common stock and equivalents ($6.04 per share)	—	—	—	(210,676)	—
Issuance and cancellation of stock awards, net	67,869	1	—	—	—
Tax payments for restricted stock upon vesting	(24,306)	—	(11,098)	—	—
Purchases of common stock	(758,242)	(8)	(69,707)	(260,320)	—
Exercises of stock options	270,424	3	36,021	—	—
Non-cash equity-based compensation expense	—	—	43,255	—	—
Currency translation adjustment	—	—	—	—	(3,565)
Balance at December 29, 2024	34,281,927	343	1,272	(3,956,474)	(7,432)
Net income	—	—	—	601,704	—
Dividends declared on common stock and equivalents ($6.96 per share)	—	—	—	(237,330)	—
Issuance and cancellation of stock awards, net	79,668	1	—	—	—
Tax payments for restricted stock upon vesting	(25,738)	—	(11,360)	—	—
Purchases of common stock	(785,280)	(8)	(51,434)	(306,522)	—
Exercises of stock options	77,415	—	18,792	—	—
Non-cash equity-based compensation expense	—	—	44,640	—	—
Currency translation adjustment	—	—	—	—	2,666
Balance at December 28, 2025	33,627,992	$336	$1,910	$(3,898,622)	$(4,766)

The accompanying notes are an integral part of these consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 28,	December 29,	December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$601,704	$584,170	$519,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,827	87,732	80,640
Refranchising (gain) loss	(4,028)	158	149
Loss on sale/disposal of assets	1,855	1,527	1,299
Amortization of debt issuance costs	5,748	5,298	5,535
Provision (benefit) for deferred income taxes	1,288	(9,117)	(19,509)
Non-cash equity-based compensation expense	44,640	43,255	37,514
Excess tax benefits from equity-based compensation	(3,158)	(22,241)	(3,397)
(Benefit) provision for losses on accounts and notes receivable	(109)	191	1,472
Unrealized and realized losses (gains) on investments, net	2,544	(22,064)	(17,713)
Changes in operating assets and liabilities:
Accounts receivable	(6,149)	(27,353)	(26,515)
Inventories, prepaid expenses and other	(6,700)	6,651	160
Accounts payable and accrued liabilities	53,637	(10,218)	69,373
Insurance reserves	536	(5,557)	(5,163)
Operating lease assets and liabilities	691	(558)	632
Advertising fund assets and liabilities, restricted	10,736	(6,977)	(52,731)
Net cash provided by operating activities	792,062	624,897	590,864
Cash flows from investing activities:
Capital expenditures	(120,558)	(112,885)	(105,396)
Sale of investments	44,085	82,918	—
Proceeds from sale of assets	8,558	74	161
Other	(2,275)	(1,336)	(1,682)
Net cash used in investing activities	(70,190)	(31,229)	(106,917)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000,000	—	14,898
Repayments of long-term debt and finance lease obligations	(1,149,528)	(17,647)	(55,705)
Proceeds from exercise of stock options	18,792	36,024	8,656
Purchases of common stock	(357,697)	(329,557)	(269,025)
Tax payments for restricted stock upon vesting	(11,360)	(11,098)	(5,410)
Payments of common stock dividends and equivalents	(236,861)	(209,945)	(169,772)
Cash paid for financing costs	(15,439)	—	—
Net cash used in financing activities	(752,093)	(532,223)	(476,358)
Effect of exchange rate changes on cash	1,782	(2,154)	340
Change in cash and cash equivalents, restricted cash and cash equivalents	(28,439)	59,291	7,929

Cash and cash equivalents, beginning of period	186,126	114,098	60,356
Restricted cash and cash equivalents, beginning of period	195,370	200,870	191,289
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	80,928	88,165	143,559
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	462,424	403,133	395,204

Cash and cash equivalents, end of period	125,675	186,126	114,098
Restricted cash and cash equivalents, end of period	216,110	195,370	200,870
Cash and cash equivalents included in advertising fund assets, restricted, end of period	92,200	80,928	88,165
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$433,985	$462,424	$403,133

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

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2025 fiscal year ended on December 28, 2025, the 2024 fiscal year ended on December 29, 2024 and the 2023 fiscal year ended on December 31, 2023. The 2025, 2024 and 2023 fiscal years each consisted of fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at December 28, 2025 included $165.8 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of the Company’s asset-backed securitization structure, $50.1 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash. As of December 28, 2025, the Company also held $92.2 million of advertising fund restricted cash and cash equivalents, which can only be used for activities that promote the Domino’s Pizza brand.

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

The Company also monitors its off-balance sheet exposures under its letters of credit (Note 3), lease guarantees (Note 5) and surety bonds. Total conditional commitments under surety bonds were $25.1 million at December 28, 2025 and $11.8 million at December 29, 2024. None of these arrangements has had or is likely to have a material effect on the Company’s results of operations, financial condition, revenues, expenses or liquidity.

Inventories

Inventories include food and other products and are valued at the lower of cost (on a first-in, first-out basis) or net realizable value.

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance, taxes, deposits, notes receivable, software licenses, implementation costs for cloud-based computing arrangements, covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions.

Other long-term assets included implementation costs for cloud-based computing arrangements (primarily related to certain enterprise systems and other infrastructure assets) of $16.2 million and $14.5 million, net of accumulated amortization of $14.5 million and $9.7 million as of December 28, 2025 and December 29, 2024, respectively. Amortization expense for implementation costs for cloud-based computing arrangements was $4.8 million, $3.5 million and $2.7 million in 2025, 2024 and 2023, respectively.

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

Depreciation and amortization expense on property, plant and equipment was $54.2 million, $55.8 million and $52.4 million in 2025, 2024 and 2023, respectively.

Impairments of Long-Lived Assets

The Company evaluates long-lived assets, including property, plant, equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the Company determines that the carrying amount of an asset (or asset group) may not be recoverable, the Company compares the net carrying value of the asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, the Company estimates the fair value of the assets. If the carrying amount of the asset exceeds the estimated fair value of the asset, an impairment loss is recognized, and the asset is written down to its estimated fair value. The Company did not record any impairment losses on long-lived assets in 2025, 2024 and 2023.

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

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions. The Company performs its required impairment tests in the fourth quarter of each fiscal year and did not recognize any goodwill impairment charges in 2025, 2024 and 2023.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software, which range from one to fifteen years. Customer-facing software is typically amortized over a shorter useful life, while back office and corporate systems may have a longer useful life. Capitalized software and other intangible asset amortization expense was $34.6 million, $31.9 million and $28.2 million in 2025, 2024 and 2023, respectively.

As of December 28, 2025, scheduled amortization for capitalized software that had been placed in service as of December 28, 2025 is as follows in the table below. As of December 28, 2025, the Company also had $32.7 million of capitalized software that had not yet been placed in service.

2026	$27,334
2027	19,115
2028	13,858
2029	10,776
2030	10,772
Thereafter	44,739
$126,594

Investment in DPC Dash

The Company holds a non-controlling interest in DPC Dash Ltd (“DPC Dash”), the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. DPC Dash is listed on the Hong Kong Exchange (HK: 1405) and the Company accounts for its investment as a trading security and records it at fair value at the end of each reporting period, with gains and losses recorded in other income or expense in its consolidated statements of income. Refer to Note 4 for fair value disclosures related to the Company’s investment in DPC Dash.

Debt Issuance Costs

Debt issuance costs are recorded as a reduction to the Company’s debt balance and primarily include the expenses incurred by the Company as part of the 2025, 2021, 2019, 2018, and 2017 recapitalization and refinancing transactions (Note 3). Amortization is recorded on a straight-line basis (which is materially consistent with the effective interest method) over the expected terms of the respective debt instrument to which the costs relate and is included in interest expense. Debt issuance cost amortization expense was $5.7 million, $5.3 million and $5.5 million in 2025, 2024 and 2023, respectively.

Insurance Reserves

The Company has retention programs for workers’ compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. The Company is generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and up to $2.0 million per occurrence under these retention programs for general liability, depending on policy year and line of coverage. The Company is also generally responsible for between $2.0 million and $5.5 million per occurrence under these retention programs for owned and non-owned automobile liabilities depending on the year. Total insurance limits under these retention programs vary depending on the year covered and range up to $112.5 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation.

Casualty insurance reserves relating to the Company's retention programs are based on undiscounted actuarial estimates. These estimates are based on historical information and on certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company generally receives estimates of outstanding casualty insurance exposures from its independent actuary twice per year and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted accordingly. The Company had reserves for these programs of $51.2 million and $50.7 million as of December 28, 2025 and December 29, 2024, respectively.

In addition, the Company maintains reserves for its share of employee health costs as part of the health care benefits offered to its employees. Reserves are based on undiscounted actuarial estimates based on underlying claims, including estimated claims incurred that have not yet been paid.

Contract Liabilities

Contract liabilities consist primarily of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $4.8 million and $5.1 million were included in current other accrued liabilities as of December 28, 2025 and December 29, 2024, respectively. Deferred franchise fees and deferred development fees of $12.5 million and $15.8 million were included in long-term other accrued liabilities as of December 28, 2025 and December 29, 2024, respectively.

Changes in deferred franchise fees and deferred development fees in 2025 and 2024 were as follows:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024
Deferred franchise fees and deferred development fees, beginning of period	$20,946	$25,195
Revenue recognized during the period	(6,121)	(6,098)
New deferrals due to cash received and other	2,493	1,849
Deferred franchise fees and deferred development fees, end of period	$17,318	$20,946

The Company expects to recognize revenue associated with deferred franchise fees and deferred development fees as follows in the table below. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations.

2026	$4,815
2027	3,574
2028	2,154
2029	1,831
2030	1,524
Thereafter	3,420
$17,318

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for income, sales, property and other taxes, legal reserves, operating expenses, dividends payable, deferred compensation, unredeemed gift cards and contract liabilities. The Company had $44.3 million and $42.6 million included in other current accrued liabilities related to unredeemed gift cards as of December 28, 2025 and December 29, 2024, respectively.

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

U.S. franchise royalties and fees are primarily comprised of royalties and fees from Domino’s Pizza franchisees with operations in the U.S. Each franchisee is generally required to pay a 5.5% royalty fee on sales. In certain instances, the Company will collect lower rates based on area development agreements, sales initiatives, store relocation incentives and new store incentives. Royalty revenues are based on a percentage of franchise retail sales and are recognized when the items are delivered to or carried out by franchisees’ customers. U.S. franchise fee revenue primarily relates to per-transaction technology fees that are recognized as the related sales occur and was $0.375 per digital transaction in fiscal 2025. Payments for U.S. royalties and fees are generally due within seven days of the prior week end date.

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

International franchise royalties and fees are primarily comprised of royalties and fees from Domino’s Pizza franchisees outside of the U.S. Royalty revenues are recognized when the items are delivered to or carried out by franchisees’ customers. Royalty rates vary among international markets and may also differ based on certain incentives and concessions and averaged approximately 3.0% in 2025. Franchise fees received from international franchisees are recognized as revenue on a straight-line basis over the term of each respective franchise store agreement, which is typically ten years. Development fees received from international master franchisees are also deferred when amounts are received and are recognized as revenue on a straight-line basis over the term of the respective master franchise agreement, which is typically ten years. International franchise fee revenues primarily relate to per-transaction technology fees that are recognized as the related sales occur. International franchise royalties and fees are invoiced at least quarterly, and payments are generally due within 60 days.

U.S. franchise advertising revenues are comprised of contributions from Domino’s Pizza franchisees with operations in the U.S. to the Domino’s National Advertising Fund Inc. (“DNAF”), the Company’s consolidated not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities in the U.S. Each franchisee is generally required to contribute 6.0% of their retail sales to fund national marketing and advertising campaigns (subject, in certain instances, to lower rates based on certain incentives and waivers). These revenues are recognized when items are delivered to or carried out by franchisees’ customers. Payments for U.S. franchise advertising revenues are generally due within seven days of the prior week end date. Although these revenues are restricted to be used only for advertising and promotional activities to benefit franchised stores, the Company has determined there are not performance obligations associated with the franchise advertising contributions received by DNAF that are separate from the U.S. royalty payment stream and as a result, these franchise contributions and the related expenses are presented gross in the Company’s consolidated statements of income.

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

Supply Chain Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with U.S. and Canadian franchisees that purchase all of their food from the Company’s supply chain centers. These profit-sharing arrangements generally offer Company-owned stores and participating franchisees 50% of the pre-tax profit from the Company’s supply chain center operations. Profit-sharing obligations are recorded as a reduction to supply chain revenues in the same period as the related revenues and costs are recorded, and were $193.0 million, $164.0 million and $138.7 million in 2025, 2024 and 2023, respectively.

Cost of Sales

Cost of sales consists primarily of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food and labor costs, as well as other costs including delivery, occupancy costs (including rent, telephone, utilities and depreciation), insurance expense and other.

General and Administrative

General and administrative expense consists primarily of labor cost (including variable performance-based compensation expense and non-cash equity-based compensation expense), depreciation and amortization, computer expenses, professional fees, travel and entertainment, rent, insurance expense and other corporate administrative costs.

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

Advertising expense included $559.5 million, $509.9 million and $473.2 million of U.S. franchise advertising expense in 2025, 2024 and 2023, respectively. Advertising expense also included $32.3 million, $33.4 million and $33.5 million in 2025, 2024 and 2023, respectively, primarily related to advertising costs funded by U.S. Company-owned stores and other general marketing expenses which are included in general and administrative expense in the consolidated statements of income.

As of December 28, 2025, advertising fund assets, restricted of $117.5 million consisted of $92.2 million of cash and cash equivalents, $18.4 million of accounts receivable and $6.9 million of prepaid expenses. As of December 28, 2025, advertising fund cash and cash equivalents included $2.1 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

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

Common Stock Dividends

The Company declared dividends of $237.3 million (or $6.96 per share) in 2025, $210.7 million (or $6.04 per share) in 2024 and $170.4 million (or $4.84 per share) in 2023. The Company paid dividends of $236.9 million, $209.9 million, and $169.8 million in 2025, 2024 and 2023, respectively.

Subsequent to the end of fiscal 2025, on February 18, 2026, the Company’s Board of Directors declared a quarterly dividend of $1.99 per common share payable on March 30, 2026 to shareholders of record at the close of business on March 13, 2026.

Stock Options and Other Equity-Based Compensation Arrangements

The cost of all of the Company’s stock options, as well as other equity-based compensation arrangements, is reflected in the consolidated financial statements based on the estimated fair value of the awards (Note 9).

Earnings Per Share

The Company discloses two calculations of earnings per share (“EPS”): basic EPS and diluted EPS (Note 2). The numerator in calculating common stock basic and diluted EPS is consolidated net income. The denominator in calculating common stock basic EPS is the weighted average shares outstanding. The denominator in calculating common stock diluted EPS includes the additional dilutive effect of outstanding stock options, unvested restricted stock units and unvested performance-based restricted stock units.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest and income taxes in 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Cash paid for interest on Notes (Note 3)	$185,020	$184,996	$186,810

Cash paid for income taxes, net of refunds
Federal	$103,500	$105,015	$89,017
Aggregated state and local jurisdictions	29,914	28,796	24,183
Foreign	28,479	27,228	23,090
Net cash paid for income taxes	$161,893	$161,039	$136,290

The Company had non-cash investing activities related to accruals for capital expenditures of $2.4 million, $3.1 million and $6.7 million at December 28, 2025, December 29, 2024 and December 31, 2023, respectively. The Company had non-cash financing activities related to accruals for excise taxes on share repurchases of $3.3 million, $3.0 million and $2.6 million at December 28, 2025, December 29, 2024 and December 31, 2023, respectively. The Company paid $3.0 million and $2.6 million in excise taxes on share repurchases in 2025 and 2024, respectively.

New Accounting Pronouncements

Recently Adopted Accounting Standards

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and adopted the following accounting standard.

Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure on an annual basis, a tabular reconciliation, including both amount and percentage of specific categories of the effective tax rate reconciliation, including state and local income taxes (net of Federal taxes), foreign taxes, effects of changes in tax laws, regulations or rates enacted in the current period, effects of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable and nondeductible items and changes in unrecognized tax benefits. Additional disclosures are required for certain items exceeding five percent of pre-tax income from continuing operations multiplied by the statutory income tax rate. The standard also requires disclosure of income taxes paid, net of refunds received, between Federal, state and foreign jurisdictions, including further disaggregation of those payments exceeding five percent of the total income taxes paid.

On December 28, 2025, the end of the 2025 fiscal year, the Company adopted ASU 2023-09 and included the relevant rate reconciliation disclosures within Note 7, Income Taxes, and included the relevant disclosures of income taxes paid in the table above. The Company has presented the disclosures on a retrospective basis for all periods presented in the consolidated financial statements.

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

(2)
Earnings per Share

The computation of basic and diluted earnings per common share for 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Net income available to common stockholders – basic and diluted	$601,704	$584,170	$519,118
Weighted average number of common shares	34,007,071	34,707,298	35,081,779
Earnings per common share – basic	$17.69	$16.83	$14.80
Diluted weighted average number of common shares	34,237,646	34,991,484	35,401,313
Earnings per common share – diluted	$17.57	$16.69	$14.66

The denominators used in calculating diluted earnings per share for common stock for 2025, 2024 and 2023 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	2025	2024	2023
Anti-dilutive shares underlying stock-based awards
Stock options	91,423	46,277	216,128
Restricted stock units	659	4,223	7,060
Performance condition not met
Restricted stock units	19,022	23,430	44,750

(3)
Financing Arrangements

The 2025 Notes, 2021 Notes, 2019 Notes, 2018 9.25-Year Notes and 2017 Notes (each, as defined below) are collectively referred to as the “Notes.” The Company made payments of $1.14 billion, $12.9 million and $51.5 million in 2025, 2024 and 2023, respectively on its senior notes.

2025 Refinancing

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

The proceeds from the issuance of the 2025 Notes, as well as $160.0 million of the Company’s unrestricted cash and cash equivalents, were used to (i) repay the remaining $742.0 million in outstanding principal under the Company’s 2015 Ten-Year Notes and the remaining $402.7 million in outstanding principal under the Company’s 2018 7.5-Year Notes, (ii) prefund a portion of the interest payable on the 2025 Notes and (iii) pay transaction fees and expenses. During 2025 and in connection with the issuance of the 2025 Refinancing and the issuance of the 2025 Variable Funding Notes, the Company capitalized $15.4 million of debt issuance costs, which are being amortized into interest expense over the five and seven-year expected terms of the 2025 Notes.

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

2018 Recapitalization

On April 24, 2018, the Company completed a recapitalization transaction (the “2018 Recapitalization”) in which certain of the Company’s subsidiaries issued notes pursuant to an asset-backed securitization. The notes consisted of $425.0 million Series 2018-1 4.116% Fixed Rate Senior Secured Notes, Class A-2-I with an anticipated term of 7.5 years (the “2018 7.5-Year Notes”), and $400.0 million Series 2018-1 4.328% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of 9.25 years (the “2018 9.25-Year Notes”). Gross proceeds from the issuance of the 2018 7.5-Year Notes and the 2018 9.25-Year Notes were $825.0 million. The 2018 7.5-Year Notes were repaid in connection with the 2025 Refinancing.

2017 Recapitalization

On July 24, 2017, the Company completed a recapitalization transaction (the “2017 Recapitalization”) in which certain of the Company’s subsidiaries issued notes pursuant to an asset-backed securitization. The notes consisted of $300.0 million Series 2017-1 Floating Rate Senior Secured Notes, Class A-2-I with an anticipated term of five years (the “2017 Floating Rate Notes”), $600.0 million Series 2017-1 3.082% Fixed Rate Senior Secured Notes, Class A-2-II with an anticipated term of five years (the “2017 Five-Year Notes”) and $1.0 billion Series 2017-1 4.118% Fixed Rate Senior Secured Notes, Class A-2-III with an anticipated term of ten years (the “2017 Ten-Year Notes”). Gross proceeds from the issuance of the 2017 Floating Rate Notes, 2017 Five-Year Notes and 2017 Ten-Year Notes were $1.9 billion. The 2017 Floating Rate Notes and 2017 Five-Year Notes were repaid in connection with the 2021 Recapitalization.

Variable Funding Notes

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

As of December 28, 2025, the Company had no outstanding borrowings and $263.6 million of available borrowing capacity under its 2025 Variable Funding Notes, net of letters of credit issued of $56.4 million.

As of December 29, 2024, the Company had no outstanding borrowings and $120.0 million of available borrowing capacity under its Series 2022-1 variable funding note facility. As of December 29, 2024, the Company had no outstanding borrowings and $143.6 million of available borrowing capacity under its $200.0 million Series 2021-1 variable funding note facility, net of letters of credit issued of $56.4 million.

2025 Notes

The 2025 Five-Year Notes have original remaining scheduled principal payments of $5.0 million in each of 2026 through 2029 and $480.0 million in 2030. The 2025 Seven-Year Notes have original remaining scheduled principal payments of $5.0 million in each of 2026 through 2031 and $470.0 million in 2032. Refer to the leverage ratio and debt classification disclosure below for additional information.

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

2021 Notes

The 2021 7.5-Year Notes have original remaining scheduled principal payments of $8.5 million in each of 2026 and 2027 and $809.6 million in 2028. The 2021 Ten-Year Notes have original remaining scheduled principal payments of $10.0 million in each of 2026 through 2030 and $922.5 million in 2031. Refer to the leverage ratio and debt classification disclosure below for additional information.

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

2019 Notes

The 2019 Notes have original remaining scheduled principal payments of $6.8 million in each of 2026 through 2028 and $627.8 million in 2029. Refer to the leverage ratio and debt classification disclosure below for additional information.

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

2018 9.25-Year Notes

The 2018 9.25-Year Notes have original remaining scheduled principal payments of $4.0 million in 2026 and $375.0 million in 2027. Refer to the leverage ratio and debt classification disclosure below for additional information.

The legal final maturity date of the 2018 9.25-Year Notes is July 2048, but it is anticipated that, unless earlier prepaid to the extent permitted under the related debt agreements, the 2018 9.25-Year Notes will be repaid on or prior to the anticipated repayment date occurring in July 2027. If the Company has not repaid or refinanced the 2018 9.25-Year Notes prior to the applicable anticipated repayment dates, additional interest of at least 5% per annum will accrue, as defined in the related agreements.

2017 Ten-Year Notes

The 2017 Ten-Year Notes have original remaining scheduled principal payments of $10.0 million in 2026 and $930.0 million in 2027. Refer to the leverage ratio and debt classification disclosure below for additional information.

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

Guarantees and Covenants of the Notes

The Notes are guaranteed by certain subsidiaries of the Company and secured by an interest in certain assets of the Company as specified in the indenture governing the securitized debt, including franchise royalty income from all U.S. and international stores, U.S. supply chain income and intellectual property. The restrictions placed on the Company’s subsidiaries require that the Company’s principal and interest obligations have first priority and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of weekly cash flow that exceeds the required weekly principal and interest reserve is generally remitted to the Company in the form of a dividend. However, once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries. If the Company has not repaid or refinanced the respective note series prior to the applicable anticipated repayment dates, additional interest of at least 5% per annum will accrue, and the Company’s cash flows other than a weekly management fee to cover certain operating expenses would be directed to the repayment of the securitized debt.

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

Leverage Ratio and Debt Classification

While the Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. In accordance with the Company’s debt agreements, the payment of principal on the 2025 Notes may be suspended if either the Holdco Leverage Ratio or Senior Leverage Ratio is less than or equal to 5.5x total debt to either Consolidated Adjusted EBITDA or Securitized Net Cash Flow, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. In accordance with the Company’s debt agreements, the payment of principal on the 2021 Notes, 2019 Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes may be suspended if the Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. As of the end of the fourth quarter of 2025 and the end of the fourth quarter of 2024, the Company satisfied the non-amortization tests for each respective series of notes, and accordingly, the outstanding principal amounts of the notes have been classified as long-term debt in the consolidated balance sheet as of December 28, 2025. As of December 29, 2024, current portion of long-term debt included the outstanding principal amounts under the 2015 Ten-Year Notes and the 2018 7.5-Year Notes for which the anticipated repayment date was October 2025.

Consolidated Long-Term Debt

At December 28, 2025 and December 29, 2024, consolidated long-term debt consisted of the following:

	December 28, 2025	December 29, 2024
2015 Ten-Year Notes	$—	$742,000
2017 Ten-Year Notes	940,000	940,000
2018 7.5-Year Notes	—	402,688
2018 9.25-Year Notes	379,000	379,000
2019 Ten-Year Notes	648,000	648,000
2021 7.5-Year Notes	826,625	826,625
2021 Ten-Year Notes	972,500	972,500
2025 Five-Year Notes	500,000	—
2025 Seven-Year Notes	500,000	—
Finance lease obligations	62,008	66,058
Financing obligation from sale leaseback	14,693	14,788
Debt issuance costs, net of accumulated amortization of $25.3 million in 2025 and $34.5 million in 2024	(26,012)	(16,321)
Total debt	4,816,814	4,975,338
Current portion of long-term debt	(6,131)	(1,149,679)
Long-term debt, less current portion	$4,810,683	$3,825,659

At December 28, 2025, maturities of long-term debt, finance leases and other financing obligations were as follows below and reflect the total amounts due for each of the Notes on their respective anticipated repayment dates assuming the non-amortization tests for each respective series of notes continues to be satisfied.

2026	$6,131
2027	1,324,384
2028	831,218
2029	652,958
2030	505,337
Thereafter	1,522,798
$4,842,826

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

Fair Value of Investments

The Company holds a non-controlling interest in DPC Dash, the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. As of December 28, 2025 and December 29, 2024, the fair value of the Company’s investment in DPC Dash is based on the active exchange quoted price for the equity security (HK$71.90 per share as of December 28, 2025 and HK$79.25 per share as of December 29, 2024). The Company owned 3,901,019 and 8,101,019 ordinary shares as of December 28, 2025 and December 29, 2024, representing 3.0% and 6.2% of DPC Dash’s ordinary shares as of the respective dates. The Company sold 4,200,000 ordinary shares of its investment in DPC Dash in the second quarter of 2025 for net proceeds of $44.1 million. The Company sold 10,000,000 ordinary shares of its investment in DPC Dash in the fourth quarter of 2024 for net proceeds of $82.9 million.

The Company recorded a total net negative adjustment of $2.5 million in 2025, and total net positive adjustments to the net carrying amount of its investment in DPC Dash of $22.1 million and $17.7 million in 2024 and 2023, respectively, with the net realized and unrealized losses and gains recorded in other expense and other income in its consolidated statements of income.

The following table summarizes the carrying amounts and fair values of certain assets at December 28, 2025:

	At December 28, 2025
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$54,306	$54,306	$—	$—
Restricted cash equivalents	146,517	146,517	—	—
Investments in marketable securities	24,971	24,971	—	—
Advertising fund cash equivalents, restricted	65,604	65,604	—	—
Investment in DPC Dash	36,070	36,070	—	—

The following table summarizes the carrying amounts and fair values of certain assets at December 29, 2024:

	At December 29, 2024
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$127,074	$127,074	$—	$—
Restricted cash equivalents	140,669	140,669	—	—
Investments in marketable securities	20,638	20,638	—	—
Advertising fund cash equivalents, restricted	70,350	70,350	—	—
Investment in DPC Dash	82,699	82,699	—	—

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

Management estimated the approximate fair values of the Notes as follows:

	December 28, 2025		December 29, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
2015 Ten-Year Notes	$—	—	$742,000	$739,032
2017 Ten-Year Notes	940,000	934,360	940,000	915,560
2018 7.5-Year Notes	—	—	402,688	399,869
2018 9.25-Year Notes	379,000	377,863	379,000	370,662
2019 Ten-Year Notes	648,000	624,024	648,000	599,400
2021 7.5-Year Notes	826,625	785,294	826,625	750,576
2021 Ten-Year Notes	972,500	893,728	972,500	850,938
2025 Five-Year Notes	500,000	503,000	—	—
2025 Seven-Year Notes	500,000	506,000	—	—

The Company had no outstanding borrowings under its variable funding notes at December 28, 2025 or December 29, 2024.

(5)
Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters with expiration dates through 2045.

The components of operating and finance lease cost for 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Operating lease cost	$52,160	$50,058	$47,579

Finance lease cost:
Amortization of right-of-use assets	5,385	5,644	5,545
Interest on lease liabilities	3,673	4,090	4,340
Total finance lease cost	$9,058	$9,734	$9,885

Rent expense totaled $95.9 million, $91.2 million and $85.6 million in 2025, 2024 and 2023, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $6.5 million, $7.5 million and $5.4 million in 2025, 2024 and 2023, respectively. Variable rent expense and rent expense for other short-term leases were immaterial for 2025, 2024 and 2023.

Supplemental balance sheet information related to the Company’s finance leases as of December 28, 2025 and December 29, 2024 was as follows:

	December 28, 2025	December 29, 2024
Land and buildings	$80,457	$79,966
Equipment	4,225	4,640
Finance lease assets	84,682	84,606
Accumulated depreciation and amortization	(32,908)	(28,148)
Finance lease assets, net	$51,774	$56,458

Current portion of long-term debt	$6,017	$4,895
Long-term debt, less current portion	55,991	61,163
Total principal payable on finance leases	$62,008	$66,058

As of December 28, 2025 and December 29, 2024, the weighted average remaining lease term and weighted average discount rate for the Company’s operating and finance leases were as follows:

	2025		2024
	Operating	Finance	Operating	Finance
	Leases	Leases	Leases	Leases
Weighted average remaining lease term	6 years	11 years	7 years	12 years
Weighted average discount rate	4.8%	6.1%	4.6%	6.1%

Supplemental cash flow information related to leases for 2025, 2024 and 2023 was as follows:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51,552	$50,636	$46,936
Operating cash flows from finance leases	3,673	4,090	4,340
Financing cash flows from finance leases	4,744	4,683	4,184
Cash paid for amounts included in the measurement of financing obligation from sale leaseback:
Operating cash flows from sale leaseback	1,186	1,293	201
Financing cash flows from sale leaseback	96	89	21
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	55,511	53,076	34,313
Finance leases	842	1,442	3,842

Maturities of lease liabilities as of December 28, 2025 were as follows:

	Operating	Finance
	Leases	Leases
2026	$57,778	$9,402
2027	49,212	8,350
2028	41,316	7,277
2029	37,230	7,352
2030	26,756	7,399
Thereafter	59,108	43,416
Total future minimum rental commitments	271,400	83,196
Less, amounts representing interest	(39,930)	(21,188)
Total lease liabilities	$231,470	$62,008

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

The leaseback of the Company’s building on a standalone basis for the construction period plus the 20-year term using the discount rate implicit in the lease resulted in a finance lease classification, and therefore, the transaction was accounted for as a failed sale leaseback. The Company retained the existing land and buildings on its consolidated balance sheet which are included in property, plant and equipment and the Company continues to depreciate the building as if it owned it. The $14.9 million cash proceeds from the transaction was recorded as a financing obligation and is being amortized over the term of the financing agreement. As of December 28, 2025, $0.1 million is classified as current portion of long-term debt and $14.6 million is classified as long-term debt in the Company’s consolidated balance sheet. As of December 29, 2024, $0.1 million is classified as current portion of long-term debt and $14.7 million is classified as long-term debt in the Company’s consolidated balance sheet. The $119.5 million of future minimum rent payments associated with the new construction on a standalone basis is included in the disclosure for material leases not yet commenced, below.

As of December 28, 2025, in addition to the lease for the new supply chain construction on a standalone basis discussed above, the Company also had additional leases for certain supply chain real estate and certain supply chain vehicles that had not yet commenced. The total estimated future minimum rental commitments for all of these arrangements is $161.6 million. These leases are expected to commence in 2026 with lease terms of up to 20 years. These undiscounted amounts are not included in the table above.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $12.6 million and $12.8 million as of December 28, 2025 and December 29, 2024, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.

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

(7)
Income Taxes

Income before provision for income taxes in 2025, 2024 and 2023 consisted of the following:

	2025	2024	2023
U.S.	$753,085	$707,705	$640,255
Foreign	17,253	14,510	12,185
Income before provision for income taxes	$770,338	$722,215	$652,440

The components of the Company’s provision for income taxes and the effective tax rate for 2025, 2024 and 2023 are summarized as follows in the table below. The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in the fourth quarter of 2025. The Company has included the relevant disclosures retrospectively for all periods presented in the consolidated financial statements.

	2025		2024		2023
U.S. Federal income tax provision, based on the statutory rate	$161,771	21.0%	$151,665	21.0%	$137,012	21.0%
State and local income taxes, net of related Federal income tax effects(1)	23,501	3.1%	22,546	3.1%	19,473	3.0%
Foreign tax effects	29,558	3.8%	26,600	3.7%	25,301	3.9%
Nontaxable or nondeductible items	7,307	0.9%	6,107	0.8%	5,040	0.8%
Changes in valuation allowances	4,142	0.5%	3,918	0.5%	3,334	0.5%
Changes in unrecognized tax benefits	(46)	0.0%	616	0.1%	16	0.0%
Effect of cross-border tax laws
Foreign derived intangible income deduction	(16,800)	(2.2)%	(16,380)	(2.3)%	(17,850)	(2.7)%
Tax credits
Foreign tax credits	(29,558)	(3.8)%	(26,600)	(3.7)%	(23,582)	(3.6)%
Other credits	(3,887)	(0.5)%	(5,856)	(0.8)%	(5,440)	(0.8)%
Other adjustments
Excess tax benefits from equity-based compensation	(3,158)	(0.4)%	(22,241)	(3.1)%	(3,397)	(0.5)%
Other	(4,196)	(0.5)%	(2,330)	(0.2)%	(6,585)	(1.2)%
Provision for income taxes	$168,634	21.9%	$138,045	19.1%	$133,322	20.4%

(1)

California, New York, Florida, Illinois, New Jersey, Minnesota and New York City made up the majority (greater than 50%) of this category in each of the years presented, with the addition of Oregon for 2025.

Excess tax benefits from equity-based compensation activity resulted in a decrease in the Company’s provision for income taxes of $3.2 million, $22.2 million and $3.4 million in 2025, 2024 and 2023, respectively, primarily due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

The components of the 2025, 2024 and 2023 consolidated provision for income taxes were as follows:

	2025	2024	2023
Provision for Federal income taxes
Current provision	$107,796	$95,376	$100,287
Deferred provision (benefit)	1,503	(8,816)	(16,467)
Total provision for Federal income taxes	109,299	86,560	83,820
Provision for state and local income taxes
Current provision	29,992	25,186	27,243
Deferred benefit	(215)	(301)	(2,991)
Total provision for state and local income taxes	29,777	24,885	24,252
Provision for non-resident withholding and foreign income taxes
Current provision	29,558	26,600	25,301
Deferred benefit	—	—	(51)
Total provision for non-resident withholding and foreign income taxes	29,558	26,600	25,250
Provision for income taxes	$168,634	$138,045	$133,322

As of December 28, 2025 and December 29, 2024, the significant components of net deferred income taxes were as follows in the table below. Certain prior period disclosure amounts have been reclassified to conform to the current presentation.

	December 28, 2025	December 29, 2024
Deferred income tax assets
Operating lease liabilities	$56,880	$55,538
Foreign tax credit	25,112	20,970
Insurance reserves	12,005	11,800
Accrued compensation	11,129	11,918
Non-cash equity-based compensation expense	9,803	10,354
Contract liabilities	7,065	6,760
Accruals and reserves	4,563	4,276
Other	6,847	4,385
Deferred income tax assets before valuation allowance	133,404	126,001
Less, valuation allowance	(26,348)	(22,359)
Deferred income tax assets, net	107,056	103,642
Deferred income tax liabilities
Operating lease right-of-use assets	53,935	52,684
Capitalized software	17,948	8,535
Depreciation, amortization and asset basis differences	9,585	9,103
Unrealized gain on investments	3,487	9,888
Deferred income tax liabilities	84,955	80,210
Net deferred income taxes	$22,101	$23,432

Realization of the Company’s deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Although realization of the Company’s deferred tax assets is not assured, on an ongoing basis, management assesses whether it remains more likely than not the deferred tax assets will be realized.

As of December 28, 2025 and December 29, 2024, the Company had total foreign tax credits of $25.1 million and $21.0 million, respectively, which were fully offset with a corresponding valuation allowance. As of December 28, 2025 and December 29, 2024, the Company also had valuation allowances related to interest deductibility in separately filed states of $1.2 million and $1.4 million, respectively. Management believes the remaining deferred tax assets will be realized. For financial reporting purposes, the Company’s investment in foreign subsidiaries does not exceed its tax basis. Therefore, no deferred income taxes have been provided.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 28, 2025, December 29, 2024 and December 31, 2023 is as follows:

	December 28, 2025	December 29, 2024	December 31, 2023

Unrecognized tax benefits at beginning of period	$4,534	$3,918	$3,902
Additions for tax positions of current year	649	1,039	961
Additions for tax positions of prior years	193	241	503
Reductions for changes in prior year tax positions	—	—	(551)
Reductions for lapses of applicable statute of limitations	(888)	(664)	(897)
Unrecognized tax benefits at end of period	$4,488	$4,534	$3,918

As of December 28, 2025, the amount of unrecognized tax benefits was $4.5 million of which, if ultimately recognized, $4.5 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. As of December 28, 2025, the Company had $0.7 million of accrued interest and no accrued penalties.

As of December 29, 2024, the amount of unrecognized tax benefits was $4.5 million of which, if ultimately recognized, $4.5 million would be recognized as an income tax benefit and reduce the Company’s effective tax rate. As of December 29, 2024, the Company had $0.6 million of accrued interest and no accrued penalties.

There are currently no Internal Revenue Service audits in progress for the Company. The Company continues to be under examination by certain states. The Company’s Federal statute of limitation has expired for years prior to 2022, but it varies for state and foreign locations. The Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

(8)
Employee Benefits

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 60 days of service and are at least 18 years of age are eligible to participate in the plan. The plan requires the Company to match 100% of the first 5% of each employee’s elective deferrals contributed on a per paycheck basis. The Company’s matching contributions are made in the form of cash and vest immediately. The expenses incurred for Company contributions to the plan were $14.2 million, $14.1 million and $12.5 million in 2025, 2024 and 2023, respectively.

The Company has established a non-qualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 50% of their base salary and up to 80% of their bonus compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2025, 2024 and 2023.

The Company has an employee stock payroll deduction plan (the “ESPDP”). Under the ESPDP, eligible employees may deduct up to 15% of their eligible wages to purchase common stock at 85% of the market price of the stock on the purchase date. The ESPDP requires employees to hold their purchased common stock for at least one year. The Company purchases common stock on the open market for the ESPDP at the current market price. There were 17,487 shares, 15,935 shares and 18,439 shares of common stock in 2025, 2024 and 2023, respectively, purchased on the open market for participating employees at a weighted-average price of $456.21 in 2025, $450.59 in 2024 and $341.76 in 2023. The expenses incurred under the ESPDP were $1.2 million, $1.0 million, and $0.9 million in 2025, 2024 and 2023, respectively.

(9)
Equity Incentive Plans

The Company’s current equity incentive plan, named the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”), benefits certain of the Company’s employees and members of the Company’s Board of Directors. As of December 28, 2025, the maximum number of shares that may be granted under the 2004 Equity Incentive Plan is 15,600,000 shares of voting common stock of which 2,004,315 shares were authorized for grant but have not been granted.

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

The Company recorded total non-cash equity-based compensation expense of $44.6 million, $43.3 million and $37.5 million in 2025, 2024 and 2023, respectively. The Company recorded a deferred tax benefit related to non-cash equity-based compensation expense of $6.1 million, $6.8 million and $6.3 million in 2025, 2024 and 2023, respectively.

Stock Options

As of December 28, 2025, the number of stock options granted and outstanding under the 2004 Equity Incentive Plan was 424,286 options. Stock options granted in fiscal 2016 through fiscal 2020 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vested over four years from the date of grant, generally subject to the holder’s continued employment. Stock options granted after fiscal 2020 were granted with an exercise price equal to the market price at the date of the grant, expire ten years from the date of grant and generally vest over three years from the date of grant, generally subject to the holder’s continued employment. Additionally, all stock options granted become fully exercisable upon vesting. These awards also contain provisions for accelerated vesting upon the retirement of the holders that have achieved specific service and age requirements.

Stock option activity related to the 2004 Equity Incentive Plan is summarized as follows:

	Common Stock Options
	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Stock options at January 1, 2023	672,142	$206.69
Stock options granted	104,711	300.16
Stock options forfeited or expired	(11,973)	351.89
Stock options exercised	(78,532)	110.22
Stock options at December 31, 2023	686,348	$229.45
Stock options granted	46,098	443.90
Stock options forfeited or expired	(3,728)	348.25
Stock options exercised	(270,424)	133.21
Stock options at December 29, 2024	458,294	$306.85
Stock options granted	51,430	438.71
Stock options forfeited or expired	(8,023)	374.94
Stock options exercised	(77,415)	242.76
Stock options at December 28, 2025	424,286	$333.24	5.4	$40,586
Exercisable at December 28, 2025	321,280	$310.57	4.4	$37,225

The total intrinsic value of stock options exercised was $16.4 million, $93.5 million and $19.6 million in 2025, 2024 and 2023, respectively. Cash received from the exercise of stock options was $18.8 million, $36.0 million and $8.7 million in 2025, 2024 and 2023, respectively. The tax benefit realized from stock options exercised was $1.9 million, $20.8 million and $4.2 million in 2025, 2024 and 2023, respectively.

The Company recorded total non-cash equity-based compensation expense of $7.8 million, $6.7 million and $5.8 million in 2025, 2024 and 2023, respectively, related to stock option awards. As of December 28, 2025, there was $6.2 million of total unrecognized compensation cost related to unvested stock options granted under the 2004 Equity Incentive Plan which will be recognized on a straight-line basis over the related vesting period. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years.

Management estimated the fair value of each option grant made during 2025, 2024 and 2023 as of the date of the grant using the Black-Scholes option pricing method. The risk-free interest rate is based on the estimated expected life and is estimated based on U.S. Treasury Bond rates as of the grant date. The expected life is based on several factors, including, among other things, the vesting term and contractual term as well as historical experience. The expected volatility is based principally on the historical volatility of the Company’s share price. Option valuation models require the input of highly subjective assumptions and changes in assumptions can significantly affect the estimated fair value of the Company’s stock options.

The weighted average assumptions used in estimating the fair value of each stock option granted in 2025, 2024 and 2023 using the Black-Scholes option pricing method are presented in the following table:

	2025	2024	2023
Risk-free interest rate	4.1%	4.1%	4.0%
Expected life	5.25 years	5.25 years	5.25 years
Expected volatility	32.0%	32.0%	32.0%
Expected dividend yield	1.6%	1.4%	1.6%
Weighted average fair value per stock option	$134.99	$139.87	$91.25

Other Equity-Based Compensation Arrangements

The Company granted 3,480 units, 3,322 units and 4,553 units of restricted stock in 2025, 2024 and 2023, respectively, to members of its Board of Directors. Restricted stock units and awards granted to members of the Company’s Board of Directors were granted with a fair value equal to the market price of the Company’s common stock on the grant date and generally vest one year from the date of grant, generally subject to the director’s continued service. These awards also contain provisions for accelerated vesting upon the retirement eligibility of the holders that have achieved specified service and age requirements.

The Company granted 61,840 units, 64,272 units and 125,285 units of restricted stock in 2025, 2024 and 2023, respectively, to certain employees of the Company. These restricted stock units were granted with a fair value equal to the market price of the Company’s common stock on the grant date. These restricted stock units are generally separated into three tranches and have time-based vesting conditions with the last tranche of the award generally vesting three years from the grant date, generally subject to the holder’s continued employment. These awards generally also contain provisions for accelerated vesting upon the retirement of the holders that have achieved specified service and age requirements.

The Company granted 17,349 units, 17,670 units and 37,677 units of performance-based restricted stock units in 2025, 2024 and 2023, respectively, to certain employees of the Company. These restricted stock units were granted with a fair value equal to the market price of the Company’s common stock on the grant date, certain of which were adjusted for the estimated fair value of the market condition included in the award. These performance-based restricted stock units may vest three years from the date of grant, generally subject to the holder’s continued employment, and have time- and performance-based vesting conditions which provide for potential payouts of the target award amount between zero percent and two hundred percent, based on the Company’s three-year achievement as compared to the specified target performance conditions. Certain of the performance-based restricted stock units also include provisions for a potential modifier (upward or downward) based on the Company’s cumulative three-year common stock total shareholder return performance relative to that of a pre-established peer group. These awards contain provisions for full or partial vesting if the holder retires during the performance period, after achieving specified service and age requirements. For the awards with a market condition, Management estimated the fair value of each performance-based restricted stock unit using a Monte-Carlo simulation pricing method. The risk-free interest rate is based on the estimated expected life and is estimated based on U.S. Treasury Bond rates as of the grant date. The Monte-Carlo simulation also includes assumptions for expected volatility based principally on the historical volatility of the Company’s share price, as well as the correlation of the Company’s share price as compared to that of the pre-established peer group.

The weighted average assumptions used in estimating the fair value of the performance-based restricted stock units granted in 2025, 2024 and 2023 that include a market condition using the Monte-Carlo simulation pricing method are presented in the following table:

	2025	2024	2023
Risk-free interest rate	4.0%	4.3%	4.3%
Expected life	2.81 years	2.81 years	2.80 years
Expected volatility	30.2%	30.4%	30.2%
Weighted average fair value per performance-based restricted stock unit	$478.88	$479.39	$306.19

Activity related to restricted stock units and performance-based restricted stock units awarded under the 2004 Equity Incentive Plan is summarized as follows in the table below. The Company recorded total non-cash equity-based compensation expense of $36.8 million, $36.6 million and $31.7 million in 2025, 2024 and 2023, respectively, related to these restricted stock units and performance-based restricted stock units. As of December 28, 2025, there was $42.0 million of total unrecognized compensation cost related to these restricted stock units and performance-based restricted stock units. The unrecognized compensation cost related to restricted stock units and performance-based restricted stock units is expected to be recognized over a weighted average period of 2.0 years.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	145,644	$381.00
Shares granted	167,515	315.51
Shares forfeited	(9,799)	354.44
Shares vested	(54,225)	368.41
Nonvested at December 31, 2023	249,135	$341.86
Shares granted	85,264	453.64
Shares forfeited	(15,216)	362.18
Shares vested	(74,265)	356.22
Nonvested at December 29, 2024	244,918	$373.58
Shares granted	82,669	450.71
Shares forfeited	(20,346)	400.67
Shares vested	(79,668)	370.75
Nonvested at December 28, 2025	227,573	$404.05

(10)
Capital Structure

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

During 2025, 2024 and 2023, the Company repurchased 785,280 shares, 758,242 shares and 789,977 shares of the Company’s common stock for $354.7 million, $327.0 million and $269.0 million, respectively. As of December 28, 2025, the Company had $459.7 million remaining under the $1.0 billion share repurchase authorization approved by its Board of Directors on February 21, 2024 for repurchases of shares of the Company’s common stock.

As of December 28, 2025, authorized common stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding common stock at December 28, 2025 and December 29, 2024 were as follows:

	December 28, 2025	December 29, 2024
Voting	33,624,795	34,278,732
Non-Voting	3,197	3,195
Total Common Stock	33,627,992	34,281,927

(11)
Segment Information

The Company has three reportable segments: (i) U.S. stores; (ii) supply chain; and (iii) international franchise.

The Company’s operations are organized by management on the combined basis of line of business and geography. The U.S. stores segment includes operations with respect to all franchised and Company-owned stores throughout the U.S. The supply chain segment primarily includes the distribution of food, and to a lesser extent, other products, from the Company’s supply chain center operations in the U.S. and Canada. Over 90% of the Company’s supply chain revenues are attributable to the U.S. The international franchise segment includes operations related to the Company’s franchising business in foreign markets. The accounting policies of the reportable segments are the same as those described in Note 1. The Company’s chief operating decision maker is its Chief Executive Officer, and he evaluates the performance of the Company’s segments and allocates resources to them based on revenues and earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income. The Company’s chief operating decision maker uses Segment Income to determine future business objectives and targets and for long-range planning for the reportable segments, as well as to evaluate their operating performance.

The tables below summarize the financial information, including revenues, significant segment expenses, Segment Income and capital expenditures, concerning the Company’s reportable segments for fiscal years 2025, 2024 and 2023. Intersegment revenues are comprised of sales of food, and to a lesser extent, other products, from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based.

	Fiscal year ended December 28, 2025
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$375,153	$—	$—	$375,153
U.S. franchise royalties and fees	677,114	—	—	677,114
Supply chain	—	3,106,047	—	3,106,047
Supply chain - intersegment revenues	—	(116,518)	—	(116,518)
International franchise royalties and fees	—	—	338,704	338,704
U.S. franchise advertising	559,494	—	—	559,494
Segment revenues	$1,611,761	$2,989,529	$338,704	$4,939,994
Cost of sales - food	112,116	2,118,166	—	2,230,282
Cost of sales - labor	117,357	267,017	—	384,374
Cost of sales - other (1)	80,849	219,143	—	299,992
U.S. franchise advertising	559,494	—	—	559,494
General and administrative (2)	166,596	65,133	50,159	281,888
Segment Income	$575,349	$320,070	$288,545	$1,183,964
Segment capital expenditures (3)	$9,928	$57,432	$144	$67,504

	Fiscal year ended December 29, 2024
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$393,898	$—	$—	$393,898
U.S. franchise royalties and fees	638,193	—	—	638,193
Supply chain	—	2,966,953	—	2,966,953
Supply chain - intersegment revenues	—	(121,172)	—	(121,172)
International franchise royalties and fees	—	—	318,691	318,691
U.S. franchise advertising	509,853	—	—	509,853
Segment revenues	$1,541,944	$2,845,781	$318,691	$4,706,416
Cost of sales - food	114,220	2,027,816	—	2,142,036
Cost of sales - labor	123,251	262,312	—	385,563
Cost of sales - other (1)	78,197	202,694	—	280,891
U.S. franchise advertising	509,853	—	—	509,853
General and administrative (2)	151,030	72,348	58,029	281,407
Segment Income	$565,393	$280,611	$260,662	$1,106,666
Segment capital expenditures (3)	$10,959	$44,653	$33	$55,645

	Fiscal year ended December 31, 2023
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$376,180	$—	$—	$376,180
U.S. franchise royalties and fees	604,897	—	—	604,897
Supply chain	—	2,829,224	—	2,829,224
Supply chain - intersegment revenues	—	(114,215)	—	(114,215)
International franchise royalties and fees	—	—	310,077	310,077
U.S. franchise advertising	473,195	—	—	473,195
Segment revenues	$1,454,272	$2,715,009	$310,077	$4,479,358
Cost of sales - food	109,554	1,964,500	—	2,074,054
Cost of sales - labor	118,798	247,048	—	365,846
Cost of sales - other (1)	75,457	192,794	—	268,251
U.S. franchise advertising	473,195	—	—	473,195
General and administrative (2)	156,291	65,237	50,469	271,997
Segment Income	$520,977	$245,430	$259,608	$1,026,015
Segment capital expenditures (3)	$11,942	$34,044	$93	$46,079

(1)
Cost of sales - other, includes delivery, occupancy costs (including rent, telephone and utilities), insurance expense and other. Depreciation and amortization is not included in the measurement of Segment Income.
(2)
General and administrative expense consists primarily of labor cost (including variable performance-based compensation expense), computer expenses, professional fees, travel and entertainment, rent, insurance expense and other. Depreciation and amortization, non-cash equity-based compensation expense and gains and losses from the sale of assets are not included in the measurement of Segment Income.
(3)
The Company also had $52.4 million, $53.7 million and $59.2 million of other capital expenditures not attributable to the reportable segments primarily representing capitalized software and other corporate capital expenditures in 2025, 2024 and 2023, respectively.

The following table reconciles total Segment Income to income before provision for income taxes:

	2025	2024	2023
Total Segment Income	$1,183,964	$1,106,666	$1,026,015
General and administrative - other (1)	(98,696)	(94,995)	(86,894)
Depreciation and amortization	(88,827)	(87,732)	(80,640)
Non-cash equity-based compensation expense	(44,640)	(43,255)	(37,514)
Loss on sale/disposal of assets	(1,855)	(1,527)	(1,299)
Refranchising gain (loss)	4,028	(158)	(149)
Income from operations	953,974	878,999	819,519
Other (expense) income	(2,544)	22,064	17,713
Interest income	14,880	17,022	11,683
Interest expense	(195,972)	(195,870)	(196,475)
Income before provision for income taxes	$770,338	$722,215	$652,440

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

(12)
Company-owned Store Transactions

During 2025, the Company refranchised 37 U.S. Company-owned stores, primarily in Maryland, for net proceeds of $8.6 million. The pre-tax refranchising gain associated with the sale of the related assets and liabilities, including a $1.4 million reduction in goodwill, was $4.0 million and was recorded in refranchising gain in the Company’s consolidated statements of income. Also during 2025, the Company purchased two U.S. franchised stores from one of the Company’s former U.S. franchisees. The Company recorded $0.3 million of intangibles, $0.1 million of equipment and leasehold improvements and $0.5 million of goodwill.

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

(c)
Management’s Annual Report on Internal Control over Financial Reporting.

The management of Domino’s Pizza, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 28, 2025 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 28, 2025. The effectiveness of the Company’s internal control over financial reporting as of December 28, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

Our directors and officers (as defined in Section 16 of the Exchange Act (“Section 16”)) may from time to time enter into plans for the purchase or sale of Domino’s stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

During the fiscal quarter ended December 28, 2025, the following Section 16 officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•
Frank R. Garrido, our Executive Vice President, Chief Restaurant Officer, adopted a new Rule 10b5-1 trading arrangement on December 18, 2025. The plan’s maximum duration is until July 18, 2028, and first trades will not occur until March 19, 2026 at the earliest. The trading plan, which is subject to certain conditions, is intended to permit Mr. Garrido to exercise and sell from time to time a tranche of 950 stock options.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers.

Name	Age	Position
Russell J. Weiner	57	Chief Executive Officer and Director
Joseph H. Jordan	52	Chief Operating Officer and President, Domino’s U.S.
Sandeep Reddy	55	Executive Vice President, Chief Financial Officer
Kelly E. Garcia	50	Executive Vice President, Chief Technology and Data Officer
Frank R. Garrido	55	Executive Vice President, Chief Restaurant Officer
Cynthia A. Headen	57	Executive Vice President, Chief Supply Chain Officer
Ryan K. Mulally	51	Executive Vice President, General Counsel and Corporate Secretary
Weiking Ng	49	Executive Vice President, International
Maureen S. Pittenger	52	Executive Vice President, Chief Human Resources Officer
Katherine E. Trumbull	44	Executive Vice President, Chief Marketing Officer

Russell J. Weiner has served as Domino’s Chief Executive Officer since May 2022. Prior to becoming CEO, Mr. Weiner served as Chief Operating Officer and President, Domino’s U.S. from July 2020 to April 2022, Chief Operating Officer and President of the Americas from July 2018 to July 2020, President, Domino’s USA from October 2014 to July 2018 and joined Domino’s as Executive Vice President and Chief Marketing Officer in September 2008. Prior to joining Domino’s, Mr. Weiner held various marketing positions at PepsiCo, Inc. from 1998 to 2008, most recently serving as Vice President of Marketing, Colas for Pepsi-Cola North America. Mr. Weiner has served on Domino’s Board of Directors since April 2022 and also serves on the Board of Directors of The Clorox Company.

Joseph H. Jordan has served as Domino’s Chief Operating Officer and President, Domino’s U.S. since March 2025. Mr. Jordan previously served as President, U.S. and Global Services from May 2022 to March 2025, Executive Vice President of International from April 2018 to April 2022, Senior Vice President and Chief Marketing Officer from May 2015 to April 2018, and joined Domino’s as Vice President of Innovation in September 2011. Prior to joining Domino’s, Mr. Jordan served most recently as Senior Director of Marketing at Pepsi-Cola North America where he worked for six years, held marketing roles at Philips Electronics and Unilever and was a consultant for Accenture. Mr. Jordan also serves on the Board of Directors of The Boston Beer Company, Inc.

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

Kelly E. Garcia has served as Domino’s Executive Vice President, Chief Technology and Data Officer since March 2025. Prior to his current role, Mr. Garcia served as Executive Vice President, Chief Technology Officer from October 2020 to March 2025 and Senior Vice President, Chief Technology Officer from April 2019 to October 2020, after joining Domino’s in July 2012 as Vice President, eCommerce Development. Prior to Domino’s, Mr. Garcia was with R.L. Polk & Co. from 2004 to 2012, most recently as Vice President of Business Intelligence and North American Operations. Mr. Garcia also serves on the Board of Directors of Ulta Beauty, Inc.

Frank R. Garrido has served as Domino’s Executive Vice President, Chief Restaurant Officer since March 2023. From March 2021 to March 2023, Mr. Garrido served as Executive Vice President, U.S. Operations and Support. Prior to this role, Mr. Garrido served as Senior Vice President, Team USA from June 2020 to March 2021 after joining Domino’s in March 2017 as Vice President, Franchise Operations for the East region. Prior to joining Domino’s, Mr. Garrido was Vice President of Operations of Focus Brands from March 2015 to March 2017. From July 2013 to March 2015, he served as Executive Vice President of Operations, Training and Concept Development for Edible Arrangements International. Mr. Garrido has been appointed to serve on the Board of Directors of El Pollo Loco Holdings, Inc., effective March 1, 2026.

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

Ryan K. Mulally has served as Domino’s Executive Vice President, General Counsel and Corporate Secretary since March 2025. Prior to his current role, Mr. Mulally served as Vice President and Assistant General Counsel from October 2018 to March 2025, Director of Corporate Counsel from October 2011 to September 2018 and joined Domino’s as Labor and Employment Counsel in August 2008. Prior to joining Domino’s, Mr. Mulally was a partner with Dickinson Wright.

Weiking Ng has served as Domino’s Executive Vice President, International since April 2025. Prior to his current role, Mr. Ng served as Vice President, International for Asia, Middle East and Africa since 2024 after joining the Domino’s international business team in 2020. Prior to joining Domino’s, Mr. Ng served as vice president, APAC Strategy at Hilton, and has previously held leadership roles at McDonald’s, as well as time as a management consultant for Boston Consulting Group and Accenture. Mr. Ng serves on the Board of Directors of DPC Dash Ltd.

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

The remaining information required by this item is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 28, 2025.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 28, 2025. However, no information set forth in the proxy statement regarding the Audit Committee Report shall be deemed incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 28, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 28, 2025.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement, which will be filed within 120 days of December 28, 2025.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)

1. Financial Statements: The following financial statements for Domino’s Pizza, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)

Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024

Consolidated Statements of Income for the Years Ended December 28, 2025, December 29, 2024 and December 31, 2023

Consolidated Statements of Comprehensive Income for the Years Ended December 28, 2025, December 29, 2024 and December 31, 2023

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 28, 2025, December 29, 2024 and December 31, 2023

Consolidated Statements of Cash Flows for the Years Ended December 28, 2025, December 29, 2024 and December 31, 2023

Notes to Consolidated Financial Statements

2.
Financial Statement Schedule: The following financial statement schedule is attached to this report.

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

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant's Form 8-K filed on April 25, 2025 (the “April 2025 8-K”)).
3.2	Fifth Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the April 2025 8-K).
4.1	Description of Securities of the Registrant.
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

10.12	Fourteenth Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 31, 2019 (Incorporated by reference to Exhibit 10.2 to the June 2019 10-Q).
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
10.15*

Domino’s Pizza Deferred Compensation Plan effective as of October 8, 2024 (Incorporated by reference to Exhibit 10.15 to the registrant's annual report on Form 10-K for the year ended December 29, 2024 (the “2024 10-K”)).

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

10.36*	Employment Agreement dated as of February 25, 2022 by and between Domino’s Pizza LLC and Sandeep Reddy (Incorporated by reference to Exhibit 10.3 to the March 2022 8-K).
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

10.39*

Third Addendum to Amended and Restated Employment Agreement dated as of January 30, 2020 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 22, 2020).

10.40*

Amended and Restated Employment Agreement dated as of March 2, 2022 by and between Domino’s Pizza LLC and Joseph H. Jordan (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2022).

10.41*	Employment Agreement dated as of September 21, 2020 by and between Domino’s Pizza LLC and Kelly E. Garcia. (Incorporated by reference to Exhibit 10.54 to the 2023 10-K).
10.42*	Employment Agreement dated as of July 30, 2020 by and between Domino’s Pizza LLC and Arthur P. D’Elia. (Incorporated by reference to Exhibit 10.55 to the 2023 10-K).
10.42*	Letter Agreement dated as of February 24, 2022 by and between Domino’s Pizza LLC and Arthur P. D’Elia (Incorporated by reference to Exhibit 10.44 to the 2024 10-K).
10.43*	Separation Agreement and General Release dated as of October 21, 2024 by and between Domino's Pizza LLC and Arthur P. D'Elia (Incorporated by reference to Exhibit 10.45 to the 2024 10-K).
10.44*	Employment Agreement dated as of August 3, 2020 by and between Domino’s Pizza LLC and Cynthia A. Headen.
10.45*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to the June 2022 10-Q).
10.46

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

10.47

First Supplement dated as of September 16, 2013 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on October 22, 2015 (the “October 2015 8-K”)).

10.48	Second Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.2 to the October 2015 8-K).
10.49	Third Supplement dated as of October 21, 2015 to the Amended and Restated Base Indenture dated as of March 15, 2012 (Incorporated by reference to Exhibit 4.3 to the October 2015 8-K).

10.50

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

10.51

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

10.52

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

10.53

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

10.54

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

10.55

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

10.56

Series 2017-1 Supplement dated as of July 24, 2017 by and among Domino’s Pizza Master Issuer LLC, Domino’s SPV Canadian Holding Company Inc., Domino’s Pizza Distribution LLC and Domino’s IP Holder LLC, each as Co-Issuer, and Citibank, N.A., as Trustee, Series 2017-1 Securities Intermediary and Calculation Agent (Incorporated by reference to Exhibit 4.2 to the July 2017 8-K).

10.57

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

10.58

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

10.59

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

10.60

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

10.61

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

10.62

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

10.63

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

10.64

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

10.65

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

10.66

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

10.67

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

10.68

Amended and Restated Parent Company Support Agreement dated September 5, 2025 made by Domino’s Pizza, Inc. in favor of Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the September 2025 8-K).

10.69

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

Manager, and Citibank, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the September 2025 8-K).
10.70*	Board of Directors’ Compensation.
19.1	Domino’s Pizza, Inc. Insider Trading Policy and Addendum.
21.1	Significant Subsidiaries of Domino’s Pizza, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 28,	December 29,
	2025	2024
ASSETS
ASSETS:
Total assets	$—	$—
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Equity in net deficit of subsidiaries	$3,901,142	$3,962,291
Total liabilities	3,901,142	3,962,291
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01 per share; 170,000,000 shares authorized; 33,627,992 in 2025 and 34,281,927 in 2024 issued and outstanding	336	343
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	1,910	1,272
Retained deficit	(3,898,622)	(3,956,474)
Accumulated other comprehensive loss	(4,766)	(7,432)
Total stockholders’ deficit	(3,901,142)	(3,962,291)
Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Years Ended
	December 28,	December 29,	December 31,
	2025	2024	2023
REVENUES	$—	$—	$—
Total revenues	—	—	—
OPERATING EXPENSES	—	—	—
Total operating expenses	—	—	—
INCOME FROM OPERATIONS	—	—	—
Equity earnings in subsidiaries	601,704	584,170	519,118
INCOME BEFORE PROVISION FOR INCOME TAXES	601,704	584,170	519,118
PROVISION FOR INCOME TAXES	—	—	—
NET INCOME	$601,704	$584,170	$519,118
COMPREHENSIVE INCOME	$604,370	$580,605	$519,945
EARNINGS PER SHARE:
Common Stock – basic	$17.69	$16.83	$14.80
Common Stock – diluted	$17.57	$16.69	$14.66

See accompanying notes to the Schedule I.

Domino’s Pizza, Inc.

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 28,	December 29,	December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$584,085	$512,014	$435,551
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	—	—	(6)
Net cash used in investing activities	—	—	(6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock dividends and equivalents	(236,861)	(209,945)	(169,772)
Purchases of common stock	(354,656)	(326,995)	(269,025)
Other	7,432	24,926	3,246
Net cash used in financing activities	(584,085)	(512,014)	(435,551)
CHANGE IN CASH	—	—	(6)
CASH, AT BEGINNING OF PERIOD	—	—	6
CASH, AT END OF PERIOD	$—	$—	$—

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

(2)
Supplemental Disclosures of Cash Flow Information

During 2025, 2024 and 2023, the Parent Company received dividends from its subsidiaries primarily consisting of amounts received to pay dividends and repurchase common stock.

During 2025, 2024 and 2023, the Parent Company repurchased and retired $354.7 million, $327.0 million and $269.0 million, respectively, in shares of its common stock under the Company’s Board of Directors-approved share repurchase program. During 2025 and 2024, Domino’s Pizza LLC, a subsidiary of the Parent Company, made $3.0 million and $2.6 million in excise tax payments related to this share repurchase program, respectively.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINO’S PIZZA, INC.

/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer
February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ Russell J. Weiner
Russell J. Weiner	Chief Executive Officer and Director
February 23, 2026	(Principal Executive Officer)

/s/ Sandeep Reddy
Sandeep Reddy	Executive Vice President, Chief Financial Officer
February 23, 2026	(Principal Financial Officer)

/s/ Jessica L. Parrish
Jessica L. Parrish	Vice President, Chief Accounting Officer and Treasurer
February 23, 2026	(Principal Accounting Officer)

/s/ David A. Brandon
David A. Brandon	Executive Chairman of the Board of Directors
February 23, 2026

/s/ Andrew B. Balson
Andrew B. Balson	Director
February 23, 2026

/s/ Corie S. Barry
Corie S. Barry	Director
February 23, 2026

/s/ Diane L. Cafritz
Diane L. Cafritz	Director
February 23, 2026

/s/ Richard L. Federico
Richard L. Federico	Director
February 23, 2026

/s/ James A. Goldman
James A. Goldman	Director
February 23, 2026

/s/ Stephen H. Kramer
Stephen H. Kramer	Director
February 23, 2026

/s/ Patricia E. Lopez
Patricia E. Lopez	Director
February 23, 2026