Form 10-Q
period 2026-03-22
DOMINOS PIZZA INC
filed 2026-04-27
CIK 1286681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 22, 2026

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

As of April 20, 2026, Domino’s Pizza, Inc. had 33,261,870 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 22, 2026	December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$232,922	$125,675
Restricted cash and cash equivalents	183,628	216,110
Accounts receivable, net	306,098	315,958
Inventories	69,154	79,189
Prepaid expenses and other	41,377	39,767
Advertising fund assets, restricted	115,814	117,502
Total current assets	948,993	894,201
Property, plant and equipment:
Land and buildings	171,913	105,559
Leasehold and other improvements	202,801	193,673
Equipment	397,671	413,303
Construction in progress	28,848	46,184
	801,233	758,719
Accumulated depreciation and amortization	(414,503)	(434,697)
Property, plant and equipment, net	386,730	324,022
Other assets:
Operating lease right-of-use assets	238,908	219,485
Goodwill	10,689	10,726
Capitalized software, net	158,768	159,256
Investment in DPC Dash	30,080	36,070
Deferred income tax assets, net	18,634	22,101
Other assets	51,686	50,598
Total other assets	508,765	498,236
Total assets	$1,844,488	$1,716,459
Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$7,411	$6,131
Accounts payable	124,376	135,029
Operating lease liabilities	49,490	47,553
Insurance reserves	26,304	26,169
Dividends payable	68,533	2,714
Advertising fund liabilities	113,449	115,412
Other accrued liabilities	202,437	208,613
Total current liabilities	592,000	541,621
Long-term liabilities:
Long-term debt, less current portion	4,876,122	4,810,683
Operating lease liabilities	202,750	183,917
Insurance reserves	33,614	32,959
Other accrued liabilities	46,775	48,421
Total long-term liabilities	5,159,261	5,075,980
Stockholders’ deficit:
Common stock	335	336
Additional paid-in capital	161	1,910
Retained deficit	(3,902,172)	(3,898,622)
Accumulated other comprehensive loss	(5,097)	(4,766)
Total stockholders’ deficit	(3,906,773)	(3,901,142)
Total liabilities and stockholders’ deficit	$1,844,488	$1,716,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
	March 22,	March 23,
(In thousands, except per share data)	2026	2025
Revenues:
U.S. Company-owned stores	$82,098	$91,598
U.S. franchise royalties and fees	158,014	151,000
Supply chain	698,973	669,924
International franchise royalties and fees	80,980	75,559
U.S. franchise advertising	130,529	123,975
Total revenues	1,150,594	1,112,056
Cost of sales:
U.S. Company-owned stores	72,046	76,911
Supply chain	614,036	591,998
Total cost of sales	686,082	668,909
Gross margin	464,512	443,147
General and administrative	111,406	109,077
U.S. franchise advertising	130,529	123,975
Gain on sale of assets	(7,780)	—
Income from operations	230,357	210,095
Other (expense) income	(5,990)	24,027
Interest income	2,502	3,945
Interest expense	(46,227)	(45,585)
Income before provision for income taxes	180,642	192,482
Provision for income taxes	40,831	42,831
Net income	$139,811	$149,651
Earnings per share:
Common stock - basic	$4.16	$4.37
Common stock - diluted	$4.13	$4.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended
	March 22,	March 23,
(In thousands)	2026	2025
Net income	$139,811	$149,651
Currency translation adjustment	(331)	343
Comprehensive income	$139,480	$149,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
	March 22,	March 23,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$139,811	$149,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,434	20,362
Gain on sale of assets	(7,780)	—
Loss on disposal of assets	357	266
Amortization of debt issuance costs	1,485	1,210
Provision (benefit) for deferred income taxes	3,319	(2,290)
Non-cash equity-based compensation expense	8,789	10,381
Excess tax benefits from equity-based compensation	(463)	(1,569)
Provision (benefit) for losses on accounts and notes receivable	44	(57)
Unrealized loss (gain) on investments	5,990	(24,027)
Changes in operating assets and liabilities	(370)	34,244
Changes in advertising fund assets and liabilities, restricted	(9,661)	(9,095)
Net cash provided by operating activities	161,955	179,076
Cash flows from investing activities:
Capital expenditures	(15,043)	(14,745)
Proceeds from sale of assets	7,780	—
Other	(804)	(1,225)
Net cash used in investing activities	(8,067)	(15,970)
Cash flows from financing activities:
Repayments of long-term debt and finance lease obligations	(840)	(646)
Proceeds from exercise of stock options	1,892	7,529
Purchases of common stock	(75,098)	(50,000)
Tax payments for restricted stock upon vesting	(12,895)	(8,158)
Payments of common stock dividends and equivalents	(1,459)	(617)
Net cash used in financing activities	(88,400)	(51,892)
Effect of exchange rate changes on cash	(108)	296
Change in cash and cash equivalents, restricted cash and cash equivalents	65,380	111,510

Cash and cash equivalents, beginning of period	125,675	186,126
Restricted cash and cash equivalents, beginning of period	216,110	195,370
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	92,200	80,928
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	433,985	462,424

Cash and cash equivalents, end of period	232,922	304,320
Restricted cash and cash equivalents, end of period	183,628	197,412
Cash and cash equivalents included in advertising fund assets, restricted, end of period	82,815	72,202
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$499,365	$573,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except share and per share amounts)

March 22, 2026

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Additionally, the condensed consolidated balance sheet at December 28, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain captions have been conformed to the current period presentation. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended December 28, 2025 included in the Company’s 2025 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2026 (the “2025 Form 10-K”).

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the first quarter ended March 22, 2026 are not necessarily indicative of the results that may be expected for the 53-week fiscal year ending January 3, 2027.

2. Segment Information

The Company has three reportable segments: (i) U.S. stores; (ii) supply chain; and (iii) international franchise.

The Company’s operations are organized by management on the combined basis of line of business and geography. The U.S. stores segment includes operations with respect to all franchised and Company-owned stores throughout the U.S. The supply chain segment primarily includes the distribution of food and, to a lesser extent, other products, from the Company’s supply chain center operations in the U.S. and Canada. The international franchise segment includes operations related to the Company’s franchising business in foreign markets. The Company’s chief operating decision maker is its Chief Executive Officer, and beginning in the first quarter of 2026, he evaluates the performance of the Company’s segments and allocates resources to them based on Segment Adjusted Income from Operations which represents income from operations for the reportable segments, excluding gains and losses from the sale of assets, refranchising gains and losses and certain corporate administrative costs that have not been allocated to a reportable segment. The Company’s chief operating decision maker uses Segment Adjusted Income from Operations to determine future business objectives and targets and for long-range planning for the reportable segments, as well as to evaluate their operating performance.

The tables below summarize the financial information, including revenues, significant segment expenses, Segment Adjusted Income from Operations, capital expenditures and depreciation and amortization, concerning the Company’s reportable segments for the first quarters ended March 22, 2026 and March 23, 2025. Intersegment revenues are comprised of sales of food and, to a lesser extent, other products, from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based.

	Fiscal Quarter Ended March 22, 2026
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$82,098	$—	$—	$82,098
U.S. franchise royalties and fees	158,014	—	—	158,014
Supply chain	—	724,414	—	724,414
Supply chain - intersegment revenues	—	(25,441)	—	(25,441)
International franchise royalties and fees	—	—	80,980	80,980
U.S. franchise advertising	130,529	—	—	130,529
Segment revenues	$370,641	$698,973	$80,980	$1,150,594
Cost of sales - food	24,935	489,102	—	514,037
Cost of sales - labor	27,239	64,379	—	91,618
Cost of sales - other (1)	19,873	60,554	—	80,427
U.S. franchise advertising	130,529	—	—	130,529
General and administrative (2)	35,696	19,426	11,474	66,596
Segment Adjusted Income from Operations	$132,369	$65,512	$69,506	$267,387
Segment capital expenditures (3)	$2,670	$5,248	$—	$7,918
Segment depreciation and amortization (4)	$2,558	$9,753	$18	$12,329

Significant segment expenses and Segment Adjusted Income from Operations in the table below for the first quarter ended March 23, 2025 have been recast to reflect the change in the measure of segment profit used by the Company’s chief operating decision maker.

	Fiscal Quarter Ended March 23, 2025
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$91,598	$—	$—	$91,598
U.S. franchise royalties and fees	151,000	—	—	151,000
Supply chain	—	697,910	—	697,910
Supply chain - intersegment revenues	—	(27,986)	—	(27,986)
International franchise royalties and fees	—	—	75,559	75,559
U.S. franchise advertising	123,975	—	—	123,975
Segment revenues	$366,573	$669,924	$75,559	$1,112,056
Cost of sales - food	27,211	471,616	—	498,827
Cost of sales - labor	29,181	61,882	—	91,063
Cost of sales - other (1)	20,520	58,499	—	79,019
U.S. franchise advertising	123,975	—	—	123,975
General and administrative (2)	36,755	14,321	11,815	62,891
Segment Adjusted Income from Operations	$128,931	$63,606	$63,744	$256,281
Segment capital expenditures (3)	$976	$5,510	$—	$6,486
Segment depreciation and amortization (4)	$2,820	$9,212	$35	$12,067

(1)	Cost of sales - other, includes delivery, occupancy costs (including rent, telephone, utilities, depreciation and amortization) and insurance expense.

(2)

General and administrative expense consists primarily of labor cost, depreciation and amortization, computer expenses, professional fees, travel and entertainment, rent, insurance and other. Gains and losses from the sale of assets and refranchising gains and losses are not included in the measurement of Segment Adjusted Income from Operations. Non-cash equity-based compensation expense is not allocated to the reportable segments.

(3)

The Company also had $8.6 million and $8.7 million of other capital expenditures not attributable to the reportable segments primarily representing capitalized software in the first quarters of 2026 and 2025, respectively.

(4)

Segment depreciation and amortization reflects amounts included within cost of sales - other and general and administrative expenses. The Company also had $8.1 million and $8.3 million of depreciation and amortization expense included in general and administrative expense not allocated to the reportable segments in the first quarters of 2026 and 2025, respectively.

The following table reconciles Segment Adjusted Income from Operations to income before provision for income taxes:

	Fiscal Quarter Ended
	March 22, 2026	March 23, 2025
Segment Adjusted Income from Operations	$267,387	$256,281
General and administrative - unallocated (1)	(44,810)	(46,186)
Gain on sale of assets	7,780	—
Income from operations	230,357	210,095
Other (expense) income	(5,990)	24,027
Interest income	2,502	3,945
Interest expense	(46,227)	(45,585)
Income before provision for income taxes	$180,642	$192,482

(1)

Represents corporate administrative costs that have not been allocated to a reportable segment including labor (including non-cash equity-based compensation expense), depreciation and amortization, computer expenses, professional fees, travel and entertainment, rent, insurance and other corporate administrative costs.

The Company’s chief operating decision maker is not regularly provided financial information related to the assets of the reportable segments, and he does not evaluate their performance or allocate resources to them based on assets. Therefore, total assets by reportable segment are not included in the Company’s segment disclosures.

3. Earnings Per Share

	Fiscal Quarter Ended
	March 22,	March 23,
	2026	2025
Net income available to common stockholders - basic and diluted	$139,811	$149,651
Basic weighted average number of shares	33,609,349	34,284,052
Earnings per share – basic	$4.16	$4.37
Diluted weighted average number of shares	33,815,028	34,553,820
Earnings per share – diluted	$4.13	$4.33

The denominators used in calculating diluted earnings per share for common stock for the first quarters ended March 22, 2026 and March 23, 2025 do not include the following because the effect of including them would be anti-dilutive or because the performance conditions had not yet been met:

	Fiscal Quarter Ended
	March 22,	March 23,
	2026	2025
Anti-dilutive shares underlying stock-based awards
Stock options	198,668	91,269
Restricted stock units	26,548	—
Performance condition not met
Performance-based restricted stock units	46,924	41,957

4. Stockholders’ Deficit

The following table summarizes the changes in stockholders’ deficit for the first quarter of 2026.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 28, 2025	33,627,992	$336	$1,910	$(3,898,622)	$(4,766)
Net income	—	—	—	139,811	—
Dividends declared on common stock and equivalents ($1.99 per share)	—	—	—	(67,278)	—
Issuance and cancellation of stock awards, net	89,881	1	—	—	—
Tax payments for restricted stock upon vesting	(32,337)	—	(337)	(12,558)	—
Purchases of common stock	(188,304)	(2)	(12,093)	(63,525)	—
Exercise of stock options	6,091	—	1,892	—	—
Non-cash equity-based compensation expense	—	—	8,789	—	—
Currency translation adjustment	—	—	—	—	(331)
Balance at March 22, 2026	33,503,323	$335	$161	$(3,902,172)	$(5,097)

Subsequent to the end of the first quarter of 2026, on April 21, 2026, the Company’s Board of Directors declared a $1.99 per share quarterly dividend on its outstanding common stock for shareholders of record as of June 15, 2026 to be paid on June 30, 2026.

Subsequent to the end of the first quarter of 2026 and through April 21, 2026, the Company repurchased and retired an additional 257,545 shares of common stock for a total of approximately $94.4 million. Subsequent to the end of the first quarter of 2026, on April 21, 2026, the Company’s Board of Directors authorized an additional share repurchase program to repurchase up to $1.0 billion of the Company’s common stock, in addition to the $290.2 million that was previously remaining for a total authorization of $1.29 billion for future share repurchases.

The following table summarizes the changes in stockholders’ deficit for the first quarter of 2025.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 29, 2024	34,281,927	$343	$1,272	$(3,956,474)	$(7,432)
Net income	—	—	—	149,651	—
Dividends declared on common stock and equivalents ($1.74 per share)	—	—	—	(59,800)	—
Issuance and cancellation of stock awards, net	54,516	—	—	—	—
Tax payments for restricted stock upon vesting	(18,630)	—	(8,158)	—	—
Purchases of common stock	(115,280)	(1)	(10,132)	(40,210)	—
Exercise of stock options	28,280	—	7,529	—	—
Non-cash equity-based compensation expense	—	—	10,381	—	—
Currency translation adjustment	—	—	—	—	343
Balance at March 23, 2025	34,230,813	$342	$892	$(3,906,833)	$(7,089)

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

Fair Value of Investments

The Company holds a non-controlling interest in DPC Dash Ltd (“DPC Dash”), the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. DPC Dash is listed on the Hong Kong Exchange (HK: 1405) and the Company accounts for its investment as a trading security and records it at fair value at the end of each reporting period, with gains and losses recorded in other income or expense in its consolidated statements of income. As of March 22, 2026 and December 28, 2025, the fair value of the Company’s investment in DPC Dash is based on the active exchange quoted price for the equity security (HK$60.40 per share as of March 22, 2026 and HK$71.90 per share as of December 28, 2025). The Company owned 3,901,019 ordinary shares as of March 22, 2026 and December 28, 2025, representing 3.0% of DPC Dash's ordinary shares as of the respective dates.

The Company recorded a negative adjustment to the carrying amount of its investment in DPC Dash of $6.0 million in the first quarter of 2026, with the loss recorded in other expense in its condensed consolidated statements of income. The Company recorded a positive adjustment to the carrying amount of its investment in DPC Dash of $24.0 million in the first quarter of 2025 with the gain recorded in other income in its condensed consolidated statements of income.

The following tables summarize the carrying amounts and fair values of certain assets at March 22, 2026 and December 28, 2025:

	At March 22, 2026
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$138,976	$138,976	$—	$—
Restricted cash equivalents	114,793	114,793	—	—
Investments in marketable securities	25,890	25,890	—	—
Advertising fund cash equivalents, restricted	61,749	61,749	—	—
Investment in DPC Dash	30,080	30,080	—	—

	At December 28, 2025
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$54,306	$54,306	$—	$—
Restricted cash equivalents	146,517	146,517	—	—
Investments in marketable securities	24,971	24,971	—	—
Advertising fund cash equivalents, restricted	65,604	65,604	—	—
Investment in DPC Dash	36,070	36,070	—	—

Fair Value of Debt

The estimated fair values of the Company’s notes are classified as Level 2 measurements, as the Company estimates the fair value amount by using available market information. The Company obtained quotes from two separate brokerage firms that are knowledgeable about the Company’s notes and, at times, trade these notes. The Company also performed its own internal analysis based on the information gathered from public markets, including information on notes that are similar to those of the Company. However, considerable judgment is required to interpret market data to estimate fair value. Accordingly, the fair value estimates presented are not necessarily indicative of the amount that the Company or the noteholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values stated below.

Management estimated the approximate fair values of the Company’s notes as follows:

	March 22, 2026		December 28, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
2017 Ten-Year Notes	$940,000	$932,480	$940,000	$934,360
2018 9.25-Year Notes	379,000	377,863	379,000	377,863
2019 Ten-Year Notes	648,000	620,784	648,000	624,024
2021 7.5-Year Notes	826,625	782,814	826,625	785,294
2021 Ten-Year Notes	972,500	883,030	972,500	893,728
2025 Five-Year Notes	500,000	494,500	500,000	503,000
2025 Seven-Year Notes	500,000	498,000	500,000	506,000

The Company had no outstanding borrowings under its variable funding notes at March 22, 2026 or December 28, 2025.

6. Leverage Ratio and Debt Classification

While the Company’s senior notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. In accordance with the Company’s debt agreements, the payment of principal on the 2025 Five-Year Notes and the 2025 Seven-Year Notes may be suspended if either the Holdco Leverage Ratio or Senior Leverage Ratio is less than or equal to 5.5x total debt to either Consolidated Adjusted EBITDA or Securitized Net Cash Flow, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. In accordance with the Company’s debt agreements, the payment of principal on the 2021 7.5-Year Notes, 2021 Ten-Year Notes, 2019 Ten-Year Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes may be suspended if the Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. As of the end of the first quarter of 2026 and the end of the fourth quarter of 2025, the Company satisfied the non-amortization tests for each respective series of notes, and accordingly, the outstanding principal amounts of the notes have been classified as long-term debt in the condensed consolidated balance sheets as of March 22, 2026 and December 28, 2025.

7. Revenue Disclosures

Contract Liabilities

Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $4.8 million were included in current other accrued liabilities as of both March 22, 2026 and December 28, 2025. Deferred franchise fees and deferred development fees of $11.4 million and $12.5 million were included in long-term other accrued liabilities as of March 22, 2026 and December 28, 2025, respectively.

Changes in deferred franchise fees and deferred development fees for the first quarters of 2026 and 2025 were as follows:

	Fiscal Quarter Ended
	March 22,	March 23,
	2026	2025
Deferred franchise fees and deferred development fees, beginning of period	$17,318	$20,946
Revenue recognized during the period	(1,686)	(1,668)
New deferrals due to cash received and other	592	726
Deferred franchise fees and deferred development fees, end of period	$16,224	$20,004

Advertising Fund Assets

As of March 22, 2026, advertising fund assets, restricted of $115.8 million consisted of $82.8 million of cash and cash equivalents, $20.6 million of accounts receivable and $12.4 million of prepaid expenses. As of March 22, 2026, advertising fund cash and cash equivalents included $2.4 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

As of December 28, 2025, advertising fund assets, restricted of $117.5 million consisted of $92.2 million of cash and cash equivalents, $18.4 million of accounts receivable and $6.9 million of prepaid expenses. As of December 28, 2025, advertising fund cash and cash equivalents included $2.1 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

8. Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters with expiration dates through 2046. Rent expense totaled $22.7 million and $21.8 million in the first quarter of 2026 and the first quarter of 2025, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.0 million and $2.0 million in the first quarter of 2026 and the first quarter of 2025, respectively. Variable rent expense and rent expense for other short-term leases were immaterial in both the first quarter of 2026 and 2025.

The components of operating and finance lease cost for the first quarters of 2026 and 2025 were as follows:

	Fiscal Quarter Ended
	March 22,	March 23,
	2026	2025
Operating lease cost	$12,574	$12,112
Finance lease cost:
Amortization of right-of-use assets	1,373	1,258
Interest on lease liabilities	1,220	871
Total finance lease cost	$2,593	$2,129

Supplemental balance sheet information related to the Company’s finance leases as of March 22, 2026 and December 28, 2025 was as follows:

	March 22, 2026	December 28, 2025
Land and buildings	$146,638	$80,457
Equipment	4,169	4,225
Finance lease assets	150,807	84,682
Accumulated depreciation and amortization	(34,178)	(32,908)
Finance lease assets, net	$116,629	$51,774

Current portion of long-term debt	$7,294	$6,017
Long-term debt, less current portion	119,965	55,991
Total principal payable on finance leases	$127,259	$62,008

Supplemental cash flow information related to leases for the first quarters of 2026 and 2025 were as follows:

	Fiscal Quarter Ended
	March 22,	March 23,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,211	$10,113
Operating cash flows from finance leases	1,220	871
Financing cash flows from finance leases	823	631
Cash paid for amounts included in the measurement of financing obligation from sale leaseback:
Operating cash flows from sale leaseback	197	198
Financing cash flows from sale leaseback	17	15
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	30,377	15,967
Finance leases	65,589	—

As of March 22, 2026, the Company had additional leases for certain supply chain vehicles that had not yet commenced with estimated future minimum rental commitments of $12.6 million. These leases are expected to commence in 2026 with lease terms of up to 9 years. These undiscounted amounts will be included in the Company’s condensed consolidated balance sheet at the respective commencement dates.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $11.1 million and $12.6 million as of March 22, 2026 and December 28, 2025, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

9. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $4.0 million at March 22, 2026 and $2.4 million at December 28, 2025. The Company also had $0.5 million and $3.3 million in non-cash financing activity related to accruals for excise taxes on share repurchases as of March 22, 2026 and December 28, 2025, respectively.

10. Asset Acquisitions and Dispositions

During the first quarter of 2026, the Company sold its fully depreciated corporate aircraft for net proceeds and a pre-tax realized gain of $7.8 million.

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

11. New Accounting Pronouncements

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”). The Company has not yet adopted the following standards:

Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2026 and 2025 first quarters referenced herein represent the twelve-week periods ended March 22, 2026 and March 23, 2025, respectively. In this section, we discuss the results of our operations for the first quarter of 2026 as compared to the first quarter of 2025.

Overview

Domino’s is the largest pizza company in the world, with more than 22,300 locations in over 90 markets around the world as of March 22, 2026, and operates two distinct service models within its stores, with a significant business in both delivery and carryout. We are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores through both the delivery and carryout service models. We have been selling quality, affordable food to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. For more than 65 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.

We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of March 22, 2026. Franchising enables an individual to be a business owner and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

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

Domino’s business model can yield strong returns for our franchise owners and the Company. It can also yield significant cash flows to us, through consistent franchise royalty and supply chain revenue streams, all within an asset-light model. We have historically returned cash to shareholders through dividend payments and share repurchases. Domino’s financial results are driven largely by retail sales at our stores. Changes in retail sales are primarily driven by same store sales growth and net store growth. We actively monitor both of these metrics, as they directly impact our revenues and profits, and we strive to consistently increase both metrics. Retail sales drive royalty payments from franchisees, as well as Company-owned store and supply chain revenues.

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

First Quarter of 2026 Highlights

As discussed above, our Hungry for MORE strategy aims to generate MORE sales, MORE stores and MORE profits.

•
MORE Sales: Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 3.4% as compared to the first quarter of 2025. U.S. retail sales increased 2.8% and international retail sales, excluding foreign currency impact, increased 4.0% as compared to the first quarter of 2025. Same store sales increased 0.9% in our U.S. stores and declined 0.4% in our international stores (excluding foreign currency impact).
•
MORE Stores: Global net store growth of 180, including 19 net store openings in the U.S. and 161 net store openings internationally.
•
MORE Profits: Income from operations increased 9.6%.

Excluding the positive impact of foreign currency, Domino’s experienced global retail sales growth during the first quarter of 2026, driven by same store sales growth in the U.S. and net store growth in both our U.S. and international businesses. These factors, as well as gross margin dollar improvement within supply chain and a pre-tax realized gain on the sale of our fully depreciated corporate aircraft, also contributed to an increase in income from operations. Overall, we believe our global retail sales growth, excluding foreign currency impact, marketing initiatives, operations and emphasis on technology have combined to strengthen our brand. These financial and statistical measures are described in additional detail below.

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

	First Quarter of 2026	First Quarter of 2025
Global retail sales:
U.S. stores	$2,302.6	$2,240.8
International stores	2,437.1	2,223.5
Total	$4,739.7	$4,464.3

Global Retail Sales Growth, Excluding Foreign Currency Impact

Global retail sales growth, excluding foreign currency impact, is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Global retail sales growth, excluding foreign currency impact is calculated as the change of international local currency global retail sales against the comparable period of the prior year. Changes in global retail sales growth, excluding foreign currency impact are primarily driven by same store sales growth and net store growth.

	First Quarter of 2026	First Quarter of 2025
U.S. stores	+ 2.8%	+ 1.3%
International stores (excluding foreign currency impact)	+ 4.0%	+ 8.2%
Total (excluding foreign currency impact)	+ 3.4%	+ 4.7%

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

	First Quarter of 2026	First Quarter of 2025
U.S. Company-owned stores	+ 1.5%	(2.9)%
U.S. franchise stores	+ 0.8%	(0.4)%
U.S. stores	+ 0.9%	(0.5)%
International stores (excluding foreign currency impact)	(0.4)%	+ 3.7%

U.S. same store sales increased 0.9% in the first quarter of 2026, rolling over a decline in U.S. same store sales of 0.5% in the first quarter of 2025. The increase in U.S. same store sales was driven by both higher average ticket and higher customer transaction counts. International same store sales (excluding foreign currency impact) declined 0.4% in the first quarter of 2026, rolling over an increase in international same store sales (excluding foreign currency impact) of 3.7% in the first quarter of 2025.

Store Growth Activity

Net store growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Net store growth is calculated by netting gross store openings with gross store closures during the period. Transfers between Company-owned stores and franchised stores are excluded from the calculation of net store growth.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at December 28, 2025	262	6,924	7,186	14,956	22,142
Openings	1	20	21	212	233
Closings	(1)	(1)	(2)	(51)	(53)
Store count at March 22, 2026	262	6,943	7,205	15,117	22,322
First quarter 2026 net store growth	—	19	19	161	180
Trailing four quarters net store growth	5	169	174	790	964

Income Statement Data

	First Quarter of 2026		First Quarter of 2025
Revenues:
U.S. Company-owned stores	$82.1		$91.6
U.S. franchise royalties and fees	158.0		151.0
Supply chain	699.0		669.9
International franchise royalties and fees	81.0		75.6
U.S. franchise advertising	130.5		124.0
Total revenues	1,150.6	100.0%	1,112.1	100.0%
Cost of sales:
U.S. Company-owned stores	72.0		76.9
Supply chain	614.0		592.0
Total cost of sales	686.1	59.6%	668.9	60.2%
Gross margin	464.5	40.4%	443.1	39.8%
General and administrative	111.4	9.7%	109.1	9.8%
U.S. franchise advertising	130.5	11.4%	124.0	11.1%
Gain on sale of assets	(7.8)	(0.7)%	—	—
Income from operations	230.4	20.0%	210.1	18.9%
Other (expense) income	(6.0)	(0.5)%	24.0	2.2%
Interest expense, net	(43.7)	(3.8)%	(41.6)	(3.8)%
Income before provision for income taxes	180.6	15.7%	192.5	17.3%
Provision for income taxes	40.8	3.5%	42.8	3.8%
Net income	$139.8	12.2%	$149.7	13.5%

Revenues

	First Quarter of 2026		First Quarter of 2025
U.S. Company-owned stores	$82.1	7.1%	$91.6	8.2%
U.S. franchise royalties and fees	158.0	13.7%	151.0	13.6%
Supply chain	699.0	60.8%	669.9	60.3%
International franchise royalties and fees	81.0	7.0%	75.6	6.8%
U.S. franchise advertising	130.5	11.4%	124.0	11.1%
Total revenues	$1,150.6	100.0%	$1,112.1	100.0%

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

Consolidated revenues increased $38.5 million, or 3.5%, in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to higher supply chain revenues and higher global franchise royalties and advertising revenues. The increase in supply chain revenues was primarily attributable to an increase in our food basket pricing to stores and higher order volumes, but these increases were partially offset by a shift in the relative mix of products we sell. The increases in U.S. franchise royalties and advertising revenues were driven primarily by net store growth during the trailing four quarters and higher same store sales. International franchise royalties increased primarily due to the positive impact of foreign currency exchange rates on international franchise royalty revenues of $3.6 million, as well as net store growth during the trailing four quarters. These changes in revenues are described in more detail below.

U.S. Stores

	First Quarter of 2026		First Quarter of 2025
U.S. Company-owned stores	$82.1	22.2%	$91.6	25.0%
U.S. franchise royalties and fees	158.0	42.6%	151.0	41.2%
U.S. franchise advertising	130.5	35.2%	124.0	33.8%
Total U.S. stores revenues	$370.6	100.0%	$366.6	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations decreased $9.5 million, or 10.4%, in the first quarter of 2026 primarily driven by the refranchising of the Maryland market in May 2025. This decrease was partially offset by higher same store sales.

U.S. Company-owned same store sales increased 1.5% in the first quarter of 2026 and declined 2.9% in the first quarter of 2025.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $7.0 million, or 4.6%, in the first quarter of 2026 primarily due to an increase in the average number of U.S. franchised stores open during the period resulting from net store growth and higher same store sales.

U.S. franchise same store sales increased 0.8% in the first quarter of 2026 and declined 0.4% in the first quarter of 2025.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising increased $6.6 million, or 5.3%, in the first quarter of 2026 primarily due to an increase in the average number of U.S. franchised stores open during the period resulting from net store growth, a decrease in advertising incentives and higher same store sales.

Supply Chain

Supply chain revenues increased $29.0 million, or 4.3%, in the first quarter of 2026 primarily due to an increase in our food basket pricing to stores and higher order volumes, but these increases were partially offset by a shift in the relative mix of products we sell. Our food basket pricing to stores increased 2.6% in the first quarter of 2026, which resulted in an estimated $16 million increase in supply chain revenues. The food basket pricing change, a statistical measure utilized by management, is calculated as the percentage change of the food basket (including both food and cardboard products) purchased by an average U.S. store (based on average weekly unit sales) from our U.S. supply chain centers against the comparable period of the prior year. We believe this measure is important to understanding Company performance because as our food basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees increased $5.4 million, or 7.2%, in the first quarter of 2026 primarily due to the positive impact of changes in foreign currency exchange rates of approximately $3.6 million, as well as an increase in the average number of international franchised stores open during the period resulting from net store growth. These increases were partially offset by a decline in international same store sales (excluding foreign currency impact) in the first quarter of 2026. The impact of changes in foreign currency exchange rates on international franchise royalty revenues, a statistical measure utilized by management, is calculated as the difference in international franchise royalty revenues resulting from translating current year local currency results to U.S. dollars at current year exchange rates as compared to prior year exchange rates. We believe this measure is important to understanding Company performance given the significant variability in international franchise royalty revenues that can be driven by changes in foreign currency exchange rates.

International franchise same store sales declined 0.4% in the first quarter of 2026 and increased 3.7% in the first quarter of 2025, each excluding the impact of foreign currency exchange rates.

Cost of Sales / Gross Margin

	First Quarter of 2026		First Quarter of 2025
Total revenues	$1,150.6	100.0%	$1,112.1	100.0%
Total cost of sales	686.1	59.6%	668.9	60.2%
Gross margin	$464.5	40.4%	$443.1	39.8%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food and labor costs, as well as other costs including delivery, occupancy costs (including rent, telephone, utilities and depreciation) and insurance expense. Consolidated gross margin (which we define as revenues less cost of sales) increased $21.4 million, or 4.8%, in the first quarter of 2026, primarily due to higher global franchise royalties and advertising revenues (as discussed above), as well as gross margin dollar growth within supply chain, discussed below. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. Additionally, as food basket prices fluctuate, revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate, and further, cost of sales, gross margins and gross margin percentages for our U.S. Company-owned stores also fluctuate.

As a percentage of revenues, consolidated gross margin increased 0.6 percentage points to 40.4% in the first quarter of 2026 from 39.8% in the first quarter of 2025. U.S. Company-owned store gross margin decreased 3.8 percentage points in the first quarter of 2026, and supply chain gross margin increased 0.6 percentage points in the first quarter of 2026. Changes in the significant components of gross margin are described in more detail below.

U.S. Company-Owned Store Gross Margin

	First Quarter of 2026		First Quarter of 2025
Revenues	$82.1	100.0%	$91.6	100.0%
Cost of sales	72.0	87.8%	76.9	84.0%
Store gross margin	$10.1	12.2%	$14.7	16.0%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) decreased $4.6 million, or 31.6%, in the first quarter of 2026. As a percentage of store revenues, U.S. Company-owned store gross margin decreased 3.8 percentage points in the first quarter of 2026. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs increased 0.7 percentage points to 30.4% in the first quarter of 2026, driven by the increase in the food basket pricing to stores.
•
Labor costs increased 1.3 percentage points to 33.2% in the first quarter of 2026, due to higher wage rates.
•
Higher insurance costs drove the remaining decrease in U.S. Company-owned store gross margin as a percentage of revenues in the first quarter of 2026.

Supply Chain Gross Margin

	First Quarter of 2026		First Quarter of 2025
Revenues	$699.0	100.0%	$669.9	100.0%
Cost of sales	614.0	87.8%	592.0	88.4%
Supply chain gross margin	$85.0	12.2%	$77.9	11.6%

Supply chain gross margin increased $7.0 million, or 9.0%, in the first quarter of 2026. As a percentage of supply chain revenues, supply chain gross margin increased 0.6 percentage points in the first quarter of 2026. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs decreased 0.4 percentage points to 70.0% in the first quarter of 2026, driven primarily by procurement productivity, partially offset by the increase in the cost of our food basket.
•
Labor costs were 9.2% in both the first quarter of 2026 and 2025.

General and Administrative Expenses

General and administrative expenses increased $2.3 million, or 2.1%, in the first quarter of 2026, primarily due to higher professional fees and computer expenses. These increases were partially offset by approximately $5 million in severance expenses associated with an organizational realignment that took place in the first quarter of 2025 that did not reoccur in 2026.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses increased $6.6 million, or 5.3%, in the first quarter of 2026, consistent with the increase in U.S. franchise advertising revenues, as discussed above. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand, and these revenues cannot be used for general corporate purposes.

Gain on Sale of Assets

During the first quarter of 2026, we recorded a $7.8 million pre-tax realized gain associated with the sale of our fully depreciated corporate aircraft.

Other (Expense) Income

Other expense was $6.0 million in the first quarter of 2026, while other income was $24.0 million in the first quarter of 2025, each representing the net unrealized losses and gains on our investment in DPC Dash. The recorded amount of our investment is based on the active exchange quoted price for the equity security. Additional information related to our investment in DPC Dash is included in Note 5 to our condensed consolidated financial statements.

Interest Expense, Net

Interest expense, net increased $2.1 million, or 5.0%, in the first quarter of 2026, driven primarily by lower interest income on our cash equivalents.

Our weighted average borrowing rate increased to 3.9% in the first quarter of 2026 from 3.8% in the first quarter of 2025.

Provision for Income Taxes

Provision for income taxes decreased $2.0 million, or 4.7%, in the first quarter of 2026 due to lower income before provision for income taxes. The effective tax rate increased to 22.6% during the first quarter of 2026 as compared to 22.3% in the first quarter of 2025.

Segment Adjusted Income from Operations

Beginning in the first quarter of 2026, we evaluate the performance of our reportable segments and allocate resources to them based on Segment Adjusted Income from Operations which represents income from operations for the reportable segments, excluding gains and losses from the sale of assets, refranchising gains and losses and certain corporate administrative costs that have not been allocated to a reportable segment. Our chief operating decision maker uses Segment Adjusted Income from Operations to determine future business objectives and targets and for long-range planning for the reportable segments, as well as to evaluate their operating performance. Segment Adjusted Income from Operations for each of our reportable segments is summarized in the table below. Prior year amounts have been recast to reflect this change in the measure of segment profit used by our chief operating decision maker.

	First Quarter of 2026	First Quarter of 2025
U.S. stores	$132.4	$128.9
Supply chain	65.5	63.6
International franchise	69.5	63.7

U.S. Stores

U.S. stores Segment Adjusted Income from Operations increased $3.5 million, or 2.7%, in the first quarter of 2026, primarily due to higher U.S. franchise royalties and fees revenues, but was partially offset by the $4.6 million decrease in U.S. Company-owned store gross margin discussed above.

U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Adjusted Income from Operations. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Adjusted Income from Operations.

Supply Chain

Supply chain Segment Adjusted Income from Operations increased $1.9 million, or 3.0%, in the first quarter of 2026, primarily due to the $7.0 million increase in supply chain gross margin discussed above.

International Franchise

International franchise Segment Adjusted Income from Operations increased $5.8 million, or 9.1%, in the first quarter of 2026, primarily due to higher international franchise royalties and fees revenues, as discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Adjusted Income from Operations.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. As of March 22, 2026, we had working capital of $171.0 million, excluding restricted cash and cash equivalents of $183.6 million, advertising fund assets, restricted, of $115.8 million and advertising fund liabilities of $113.4 million. Working capital includes total unrestricted cash and cash equivalents of $232.9 million.

Our primary sources of liquidity are cash flows from operations and availability of borrowings under our variable funding notes. During the first quarter of 2026, we experienced an increase in both U.S. and international retail sales (excluding foreign currency impact). Additionally, both our U.S. and international businesses grew store counts during the first quarter of 2026. These factors contributed to our continued ability to generate positive operating cash flows. In addition to our cash flows from operations, we have a variable funding note facility. Our Series 2025-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2025 Variable Funding Notes”), allows for advances of up to $320.0 million and issuance of certain other credit instruments, including letters of credit. The letters of credit primarily relate to our casualty insurance programs. As of March 22, 2026, we had no outstanding borrowings and $263.6 million of available borrowing capacity under our 2025 Variable Funding Notes, net of letters of credit issued of $56.4 million.

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

Our primary sources of liquidity could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our 2025 Form 10-K. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under our 2025 Variable Funding Notes or otherwise to enable us to service our indebtedness, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our notes and to service, extend or refinance our 2025 Variable Funding Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Restricted Cash

As of March 22, 2026, we had $133.7 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $49.7 million of restricted cash equivalents held in a three-month interest reserve as required by the related debt agreements and $0.2 million of other restricted cash for a total of $183.6 million of restricted cash and cash equivalents. As of March 22, 2026, we also held $82.8 million of advertising fund restricted cash and cash equivalents which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

As of March 22, 2026, we had approximately $4.88 billion of long-term debt. As of March 22, 2026, our fixed rate notes from the recapitalization and refinancing transactions we completed in 2025, 2021, 2019, 2018 and 2017 had original scheduled principal payments of $49.3 million in 2026, $1.34 billion in 2027, $836.4 million in 2028, $647.8 million in 2029, $495.0 million in 2030, $927.5 million in 2031 and $470.0 million in 2032. However, in accordance with our debt agreements, the payment of principal on the 2025 Five-Year Notes and the 2025 Seven-Year Notes may be suspended if either the Holdco Leverage Ratio or Senior Leverage Ratio is less than or equal to 5.5x total debt to either Consolidated Adjusted EBITDA or Securitized Net Cash Flow, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. In accordance with our debt agreements, the payment of principal on the 2021 7.5-Year Notes, 2021 Ten-Year Notes, 2019 Ten-Year Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes may be suspended if the Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. As of the end of the first quarter of 2026 and the fourth quarter of 2025, we satisfied the non-amortization tests for each respective series of notes, and accordingly, the outstanding principal amounts of the notes have been classified as long-term debt in the condensed consolidated balance sheet as of March 22, 2026 and December 28, 2025.

The anticipated repayment date for the 2018 9.25-Year Notes and the 2017 Ten-Year Notes is July 2027. The Company expects to refinance the 2018 9.25-Year Notes and the 2017 Ten-Year Notes prior to the anticipated repayment date. If the Company does not refinance the 2018 9.25-Year Notes and the 2017 Ten-Year Notes prior to the anticipated repayment date, additional interest of at least 5% per annum will accrue and the Company’s cash flows other than a weekly management fee to cover certain operating expenses would be directed to the repayment of the securitized debt.

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

During the first quarter of 2026, we repurchased and retired 188,304 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $75.1 million. As of March 22, 2026, we had a total remaining authorized amount for share repurchases of approximately $384.6 million. Subsequent to the end of the first quarter of 2026 and through April 21, 2026, we repurchased and retired an additional 257,545 shares of common stock for a total of approximately $94.4 million. Subsequent to the end of the first quarter of 2026, on April 21, 2026, our Board of Directors authorized an additional share repurchase program to repurchase up to $1.0 billion of our common stock, in addition to the $290.2 million that was previously remaining for a total authorization of $1.29 billion for future share repurchases.

Dividends

On February 18, 2026, our Board of Directors declared a $1.99 per share quarterly dividend on our outstanding common stock for shareholders of record as of March 13, 2026, which was paid on March 30, 2026. We had approximately $68.5 million accrued for common stock dividends at March 22, 2026. Subsequent to the end of the first quarter of 2026, on April 21, 2026, our Board of Directors declared a $1.99 per share quarterly dividend on our outstanding common stock for shareholders of record as of June 15, 2026, to be paid on June 30, 2026.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

	First Quarter of 2026	First Quarter of 2025
Cash flows provided by (used in)
Net cash provided by operating activities	$162.0	$179.1
Net cash used in investing activities	(8.1)	(16.0)
Net cash used in financing activities	(88.4)	(51.9)
Effect of exchange rate changes on cash	(0.1)	0.3
Change in cash and cash equivalents, restricted cash and cash equivalents	$65.4	$111.5

Operating Activities

Cash provided by operating activities decreased $17.1 million in the first quarter of 2026, primarily as a result of the negative impact of changes in operating assets and liabilities. The negative impact of changes in operating assets and liabilities of $33.5 million primarily related to the timing of payments on accounts payable and accrued liabilities in the first quarter of 2026 as compared to the first quarter of 2025. This increase was partially offset by net income, excluding non-cash adjustments. Net income decreased $9.8 million, however, this decrease was more than offset by the positive impact of non-cash adjustments of $26.8 million (primarily representing the changes in the pre-tax unrealized losses and gains associated with the remeasurement of our investment in DPC Dash and the pre-tax realized gain associated with the sale of our fully depreciated corporate aircraft), resulting in an overall increase to cash provided by operating activities in the first quarter of 2026 as compared to the first quarter of 2025 of $17.0 million.

Investing Activities

Cash used in investing activities was $8.1 million in the first quarter of 2026, which primarily consisted of $15.0 million of capital expenditures (driven primarily by investments in consumer and store technology, supply chain centers and corporate store operations). This use of cash was partially offset by the net proceeds of $7.8 million associated with the sale of our fully depreciated corporate aircraft.

Financing Activities

Cash used in financing activities was $88.4 million in the first quarter of 2026, which included the repurchase of approximately $75.1 million in common stock under our Board of Directors-approved share repurchase program, tax payments for the vesting of restricted stock units of $12.9 million, dividend payments of $1.5 million and repayments of principal amounts related to our finance leases and other financing obligations of $0.8 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $1.9 million.

Critical Accounting Estimates

For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K. The Company considers its most significant accounting estimates to be long-lived assets, casualty insurance reserves and income taxes. There have been no material changes to the Company’s critical accounting estimates since December 28, 2025.

Forward-Looking Statements

This filing contains various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “may,” “will,” “plans,” “predicts,” “projects,” “seeks,” “approximately,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, our anticipated profitability, estimates in same store sales growth, store growth and the growth of our U.S. and international business in general, our ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events reflect the Company’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our expectations are more fully described in our filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our 2025 Form 10-K for the fiscal year ended December 28, 2025. Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our substantial indebtedness and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future; the impact a downgrade in our credit rating may have on our business, financial condition and results of operations; our future financial performance and our ability to pay principal and interest on our indebtedness; the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry, including the food service and food delivery markets; our ability to successfully implement our growth strategy, including through our participation in the third-party order aggregation marketplace; labor shortages or changes in operating expenses resulting from increases in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs or negative economic conditions; the effectiveness of our advertising, operations and promotional initiatives; shortages, interruptions or disruptions in the supply or delivery of fresh food products and store equipment; the additional risks our international operations subject us to, which may differ in each country in which we and our franchisees do business; the dependence of our earnings and business growth strategy on the success of our franchisees; our ability and that of our franchisees to successfully operate in the current and future credit environment; the impact of social media, the rise of artificial intelligence-generated content, or a boycott on our business, brand and reputation; the impact of new or improved technologies , including artificial intelligence, and alternative methods of delivery on consumer behavior; new product, digital ordering and concept developments by us, and other food-industry competitors; our ability to maintain good relationships with and attract new franchisees, and franchisees’ ability to successfully manage their operations without negatively impacting our royalty payments and fees or our brand’s reputation; our ability to successfully implement cost-saving strategies; changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence or negative economic conditions in general; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation and maintain demand for new stores; the impact that widespread illness, health epidemics or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate; changes in foreign currency exchange rates; changes in income tax rates; our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel; our ability to find and/or retain suitable real estate for our stores and supply chain centers; changes in government legislation or regulation, including changes in laws and regulations regarding information privacy, payment methods, advertising and consumer protection and social media; adverse legal judgments or settlements; food-borne illness or contamination of products or food tampering or other events that may impact our reputation; data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees; the impact that environmental, social and governance matters may have on our business and reputation; the effect of war, terrorism, catastrophic events, geopolitical or reputational considerations or climate change; our ability to pay dividends and repurchase shares; changes in consumer tastes, spending and traffic patterns and demographic trends; changes in accounting policies; and adequacy of our insurance coverage. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. All forward-looking statements speak only as of the date of this filing and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or other applicable law, we will not undertake, and specifically disclaim, any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this filing, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on the forward-looking statements included in this filing or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the refinancings and recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes, and, at March 22, 2026, we are exposed to interest rate risk on borrowings under our 2025 Variable Funding Notes. As of March 22, 2026, we did not have any outstanding borrowings under our 2025 Variable Funding Notes.

Our 2025 Variable Funding Notes bear interest at fluctuating interest rates based on the Secured Overnight Financing Rate, plus a spread adjustment. Accordingly, a rising interest rate environment could result in higher interest expense due on borrowings under our 2025 Variable Funding Notes, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

Foreign Currency Exchange Risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S. which can adversely impact our net income and cash flows. Approximately 7.0% of our total revenues in the first quarter of 2026 and approximately 6.8% of our total revenues in the first quarter of 2025 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough production and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. We estimate that a hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $7.2 million in the first quarter of 2026.

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

During the quarterly period ended March 22, 2026, there were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes with respect to those risk factors previously disclosed in Item 1A “Risk Factors” in Part I of our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program (2)
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #1 (December 29, 2025 to January 25, 2026)	1,051	$418.24	—	$459,681
Period #2 (January 26, 2026 to February 22, 2026)	1,662	408.57	—	459,681
Period #3 (February 23, 2026 to March 22, 2026)	191,353	398.81	188,304	384,583
Total	194,066	$399.00	188,304	$384,583

(1)	5,762 shares in the first quarter of 2026 were purchased as part of the Company’s employee stock payroll deduction plan at an average price of $405.06.
(2)

As of March 22, 2026, we had $384.6 million remaining under the $1.0 billion share repurchase authorization approved by our Board of Directors on February 21, 2024, for repurchases of shares of our common stock.

Subsequent to the end of the first quarter of 2026 and through April 21, 2026, we repurchased and retired an additional 257,545 shares of common stock for a total of approximately $94.4 million. Subsequent to the end of the first quarter of 2026, on April 21, 2026, our Board of Directors authorized an additional share repurchase program to repurchase up to $1.0 billion of our common stock, in addition to the $290.2 million that was previously remaining for a total authorization of $1.29 billion for future share repurchases.

Authorization for the repurchase program may be modified, suspended, or discontinued at any time. The repurchase of shares in any particular period and the actual amount of such purchases remain at the discretion of the Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the first quarter ended March 22, 2026, none of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

DOMINO’S PIZZA, INC. (Registrant)
Date: April 27, 2026	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer (Principal Financial Officer)