Form 10-Q
period 2026-06-14
DOMINOS PIZZA INC
filed 2026-07-20
CIK 1286681

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 14, 2026

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

As of July 13, 2026, Domino’s Pizza, Inc. had 33,081,735 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 14, 2026	December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$164,836	$125,675
Restricted cash and cash equivalents	187,885	216,110
Accounts receivable, net	303,182	315,958
Inventories	75,057	79,189
Prepaid expenses and other	55,049	39,767
Advertising fund assets, restricted	119,410	117,502
Total current assets	905,419	894,201
Property, plant and equipment:
Land and buildings	172,241	105,559
Leasehold and other improvements	186,158	193,673
Equipment	388,323	413,303
Construction in progress	31,741	46,184
	778,463	758,719
Accumulated depreciation and amortization	(404,017)	(434,697)
Property, plant and equipment, net	374,446	324,022
Other assets:
Operating lease right-of-use assets	227,793	219,485
Goodwill	7,870	10,726
Capitalized software, net	161,277	159,256
Investment in DPC Dash	17,714	36,070
Deferred income tax assets, net	16,805	22,101
Other assets	51,998	50,598
Total other assets	483,457	498,236
Total assets	$1,763,322	$1,716,459
Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$7,423	$6,131
Accounts payable	137,429	135,029
Operating lease liabilities	45,964	47,553
Insurance reserves	25,895	26,169
Dividends payable	67,912	2,714
Advertising fund liabilities	117,830	115,412
Other accrued liabilities	186,217	208,613
Total current liabilities	588,670	541,621
Long-term liabilities:
Long-term debt, less current portion	4,876,221	4,810,683
Operating lease liabilities	193,245	183,917
Insurance reserves	36,722	32,959
Other accrued liabilities	50,895	48,421
Total long-term liabilities	5,157,083	5,075,980
Stockholders’ deficit:
Common stock	331	336
Additional paid-in capital	841	1,910
Retained deficit	(3,977,546)	(3,898,622)
Accumulated other comprehensive loss	(6,057)	(4,766)
Total stockholders’ deficit	(3,982,431)	(3,901,142)
Total liabilities and stockholders’ deficit	$1,763,322	$1,716,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14,	June 15,	June 14,	June 15,
(In thousands, except per share data)	2026	2025	2026	2025
Revenues:
U.S. Company-owned stores	$81,829	$92,456	$163,927	$184,054
U.S. franchise royalties and fees	164,165	156,261	322,179	307,261
Supply chain	731,708	687,062	1,430,681	1,356,986
International franchise royalties and fees	81,822	77,164	162,802	152,723
U.S. franchise advertising	134,903	132,201	265,432	256,176
Total revenues	1,194,427	1,145,144	2,345,021	2,257,200
Cost of sales:
U.S. Company-owned stores	72,517	78,073	144,563	154,984
Supply chain	643,682	606,101	1,257,718	1,198,099
Total cost of sales	716,199	684,174	1,402,281	1,353,083
Gross margin	478,228	460,970	942,740	904,117
General and administrative	115,373	107,608	226,779	216,685
U.S. franchise advertising	134,903	132,201	265,432	256,176
Refranchising gain	(4,087)	(3,883)	(4,087)	(3,883)
Gain on sale of assets	—	—	(7,780)	—
Income from operations	232,039	225,044	462,396	435,139
Other (expense) income	(12,366)	(15,974)	(18,356)	8,053
Interest income	1,613	3,829	4,115	7,774
Interest expense	(46,057)	(44,648)	(92,284)	(90,233)
Income before provision for income taxes	175,229	168,251	355,871	360,733
Provision for income taxes	39,479	37,160	80,310	79,991
Net income	$135,750	$131,091	$275,561	$280,742
Earnings per share:
Common stock - basic	$4.09	$3.84	$8.25	$8.20
Common stock - diluted	$4.07	$3.81	$8.21	$8.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14,	June 15,	June 14,	June 15,
(In thousands)	2026	2025	2026	2025
Net income	$135,750	$131,091	$275,561	$280,742
Currency translation adjustment	(960)	2,462	(1,291)	2,805
Comprehensive income	$134,790	$133,553	$274,270	$283,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
	June 14,	June 15,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$275,561	$280,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,781	40,713
Refranchising gain	(4,087)	(3,883)
Gain on sale of assets	(7,780)	—
Loss on disposal of assets	496	612
Amortization of debt issuance costs	2,970	2,419
Provision (benefit) for deferred income taxes	5,150	(2,700)
Non-cash equity-based compensation expense	21,146	21,356
Excess tax benefits from equity-based compensation	(625)	(2,343)
Provision (benefit) for losses on accounts and notes receivable	38	(4)
Unrealized and realized loss (gain) on investments	18,356	(8,053)
Changes in operating assets and liabilities	(1,197)	19,663
Changes in advertising fund assets and liabilities, restricted	1,794	18,338
Net cash provided by operating activities	352,603	366,860
Cash flows from investing activities:
Capital expenditures	(39,008)	(35,231)
Proceeds from sale of assets	15,184	8,458
Sale of investments	—	44,085
Other	(826)	(2,517)
Net cash (used in) provided by investing activities	(24,650)	14,795
Cash flows from financing activities:
Repayments of long-term debt and finance lease obligations	(1,575)	(1,861)
Proceeds from exercise of stock options	2,978	12,319
Purchases of common stock	(234,616)	(203,041)
Tax payments for restricted stock upon vesting	(12,863)	(8,472)
Payments of common stock dividends and equivalents	(68,242)	(60,257)
Net cash used in financing activities	(314,318)	(261,312)
Effect of exchange rate changes on cash	(820)	1,848
Change in cash and cash equivalents, restricted cash and cash equivalents	12,815	122,191

Cash and cash equivalents, beginning of period	125,675	186,126
Restricted cash and cash equivalents, beginning of period	216,110	195,370
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	92,200	80,928
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	433,985	462,424

Cash and cash equivalents, end of period	164,836	272,859
Restricted cash and cash equivalents, end of period	187,885	211,734
Cash and cash equivalents included in advertising fund assets, restricted, end of period	94,079	100,022
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$446,800	$584,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except share and per share amounts)

June 14, 2026

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

The 2026 and 2025 second quarters and two fiscal quarters referenced herein represent the twelve-week and twenty-four-week periods ended June 14, 2026 and June 15, 2025, respectively. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the second quarter and two fiscal quarters ended June 14, 2026 are not necessarily indicative of the results that may be expected for the 53-week fiscal year ending January 3, 2027.

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

The tables below summarize the financial information, including revenues, significant segment expenses, Segment Adjusted Income from Operations, capital expenditures and depreciation and amortization, concerning the Company’s reportable segments for the second quarters and two fiscal quarters ended June 14, 2026 and June 15, 2025. Intersegment revenues are comprised of sales of food and, to a lesser extent, other products, from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based.

	Fiscal Quarter Ended June 14, 2026
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$81,829	$—	$—	$81,829
U.S. franchise royalties and fees	164,165	—	—	164,165
Supply chain	—	756,860	—	756,860
Supply chain - intersegment revenues	—	(25,152)	—	(25,152)
International franchise royalties and fees	—	—	81,822	81,822
U.S. franchise advertising	134,903	—	—	134,903
Segment revenues	$380,897	$731,708	$81,822	$1,194,427
Cost of sales - food	24,784	513,724	—	538,508
Cost of sales - labor	25,302	63,514	—	88,816
Cost of sales - other (1)	22,431	66,444	—	88,875
U.S. franchise advertising	134,903	—	—	134,903
General and administrative (2)	39,263	11,665	13,506	64,434
Segment Adjusted Income from Operations	$134,214	$76,361	$68,316	$278,891
Segment capital expenditures (3)	$2,309	$9,908	$—	$12,217
Segment depreciation and amortization (4)	$2,171	$10,967	$18	$13,156

	Two Fiscal Quarters Ended June 14, 2026
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$163,927	$—	$—	$163,927
U.S. franchise royalties and fees	322,179	—	—	322,179
Supply chain	—	1,481,274	—	1,481,274
Supply chain - intersegment revenues	—	(50,593)	—	(50,593)
International franchise royalties and fees	—	—	162,802	162,802
U.S. franchise advertising	265,432	—	—	265,432
Segment revenues	$751,538	$1,430,681	$162,802	$2,345,021
Cost of sales - food	49,718	1,002,826	—	1,052,544
Cost of sales - labor	52,540	127,893	—	180,433
Cost of sales - other (1)	42,304	127,000	—	169,304
U.S. franchise advertising	265,432	—	—	265,432
General and administrative (2)	74,961	31,089	24,980	131,030
Segment Adjusted Income from Operations	$266,583	$141,873	$137,822	$546,278
Segment capital expenditures (3)	$4,979	$15,156	$—	$20,135
Segment depreciation and amortization (4)	$4,729	$20,720	$37	$25,486

Significant segment expenses and Segment Adjusted Income from Operations in the tables below for the second quarter and two fiscal quarters ended June 15, 2025 have been recast to reflect the change in the measure of segment profit used by the Company’s chief operating decision maker. Segment Adjusted Income from Operations represents income from operations for the reportable segments, excluding gains and losses from the sale of assets, refranchising gains and losses and certain corporate administrative costs that have not been allocated to a reportable segment.

	Fiscal Quarter Ended June 15, 2025
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$92,456	$—	$—	$92,456
U.S. franchise royalties and fees	156,261	—	—	156,261
Supply chain	—	714,658	—	714,658
Supply chain - intersegment revenues	—	(27,596)	—	(27,596)
International franchise royalties and fees	—	—	77,164	77,164
U.S. franchise advertising	132,201	—	—	132,201
Segment revenues	$380,918	$687,062	$77,164	$1,145,144
Cost of sales - food	27,279	487,484	—	514,763
Cost of sales - labor	27,632	60,024	—	87,656
Cost of sales - other (1)	23,162	58,593	—	81,755
U.S. franchise advertising	132,201	—	—	132,201
General and administrative (2)	39,440	16,303	11,794	67,537
Segment Adjusted Income from Operations	$131,204	$64,658	$65,370	$261,232
Segment capital expenditures (3)	$1,983	$9,076	$—	$11,059
Segment depreciation and amortization (4)	$2,737	$9,455	$77	$12,269

	Two Fiscal Quarters Ended June 15, 2025
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$184,054	$—	$—	$184,054
U.S. franchise royalties and fees	307,261	—	—	307,261
Supply chain	—	1,412,567	—	1,412,567
Supply chain - intersegment revenues	—	(55,581)	—	(55,581)
International franchise royalties and fees	—	—	152,723	152,723
U.S. franchise advertising	256,176	—	—	256,176
Segment revenues	$747,491	$1,356,986	$152,723	$2,257,200
Cost of sales - food	54,490	959,100	—	1,013,590
Cost of sales - labor	56,813	121,906	—	178,719
Cost of sales - other (1)	43,682	117,092	—	160,774
U.S. franchise advertising	256,176	—	—	256,176
General and administrative (2)	76,194	30,624	23,609	130,427
Segment Adjusted Income from Operations	$260,136	$128,264	$129,114	$517,514
Segment capital expenditures (3)	$2,959	$14,586	$—	$17,545
Segment depreciation and amortization (4)	$5,557	$18,667	$112	$24,336

(1)	Cost of sales - other, includes delivery, occupancy costs (including rent, telephone, utilities, depreciation and amortization) and insurance expense.

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

(3)

The Company also had $12.3 million and $10.1 million of other capital expenditures not attributable to the reportable segments primarily representing capitalized software in the second quarters of 2026 and 2025, respectively. The Company had $20.9 million and $18.8 million of other capital expenditures not attributable to the reportable segments primarily representing capitalized software in the two fiscal quarters of 2026 and 2025, respectively.

(4)

Segment depreciation and amortization reflects amounts included within cost of sales - other and general and administrative expenses. The Company also had $7.2 million and $8.1 million of depreciation and amortization expense included in general and administrative expense not allocated to the reportable segments in the second quarters of 2026 and 2025, respectively. The Company also had $15.3 million and $16.4 million of depreciation and amortization expense included in general and administrative expense not allocated to the reportable segments in the two fiscal quarters of 2026 and 2025, respectively.

The following table reconciles Segment Adjusted Income from Operations to income before provision for income taxes:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14, 2026	June 15, 2025	June 14, 2026	June 15, 2025
Segment Adjusted Income from Operations	$278,891	$261,232	$546,278	$517,514
General and administrative - unallocated (1)	(50,939)	(40,071)	(95,749)	(86,258)
Refranchising gain	4,087	3,883	4,087	3,883
Gain on sale of assets	—	—	7,780	—
Income from operations	232,039	225,044	462,396	435,139
Other (expense) income	(12,366)	(15,974)	(18,356)	8,053
Interest income	1,613	3,829	4,115	7,774
Interest expense	(46,057)	(44,648)	(92,284)	(90,233)
Income before provision for income taxes	$175,229	$168,251	$355,871	$360,733

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

3. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14,	June 15,	June 14,	June 15,
	2026	2025	2026	2025
Net income available to common stockholders - basic and diluted	$135,750	$131,091	$275,561	$280,742
Basic weighted average number of shares	33,221,944	34,163,399	33,415,646	34,223,725
Earnings per share – basic	$4.09	$3.84	$8.25	$8.20
Diluted weighted average number of shares	33,318,244	34,401,016	33,566,494	34,477,191
Earnings per share – diluted	$4.07	$3.81	$8.21	$8.14

The denominators used in calculating diluted earnings per share for common stock for the second quarters and two fiscal quarters each ended June 14, 2026 and June 15, 2025 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14,	June 15,	June 14,	June 15,
	2026	2025	2026	2025
Anti-dilutive shares underlying stock-based awards
Stock options	259,652	87,009	232,667	89,147
Restricted stock units	78,691	—	72,457	—
Performance condition not met
Performance-based restricted stock units	46,571	41,957	46,571	41,957

4. Stockholders’ Deficit

The following tables summarize the changes in stockholders’ deficit for the second quarter and two fiscal quarters of 2026.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at March 22, 2026	33,503,323	$335	$161	$(3,902,172)	$(5,097)
Net income	—	—	—	135,750	—
Dividends declared on common stock and equivalents ($1.99 per share)	—	—	—	(66,162)	—
Issuance and cancellation of stock awards, net	2,987	—	—	—	—
Tax payments for restricted stock upon vesting	(163)	—	32	—	—
Purchases of common stock	(443,917)	(4)	(12,795)	(144,962)	—
Exercise of stock options	6,615	—	1,086	—	—
Non-cash equity-based compensation expense	—	—	12,357	—	—
Currency translation adjustment	—	—	—	—	(960)
Balance at June 14, 2026	33,068,845	$331	$841	$(3,977,546)	$(6,057)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 28, 2025	33,627,992	$336	$1,910	$(3,898,622)	$(4,766)
Net income	—	—	—	275,561	—
Dividends declared on common stock and equivalents ($3.98 per share)	—	—	—	(133,440)	—
Issuance and cancellation of stock awards, net	92,868	1	—	—	—
Tax payments for restricted stock upon vesting	(32,500)	—	(305)	(12,558)	—
Purchases of common stock	(632,221)	(6)	(24,888)	(208,487)	—
Exercise of stock options	12,706	—	2,978	—	—
Non-cash equity-based compensation expense	—	—	21,146	—	—
Currency translation adjustment	—	—	—	—	(1,291)
Balance at June 14, 2026	33,068,845	$331	$841	$(3,977,546)	$(6,057)

Subsequent to the end of the second quarter of 2026, on July 14, 2026, the Company’s Board of Directors declared a $1.99 per share quarterly dividend on its outstanding common stock for shareholders of record as of September 15, 2026 to be paid on September 30, 2026.

On April 21, 2026, the Company’s Board of Directors approved an addition of $1.0 billion to the $290.2 million that was previously remaining under the Company’s share repurchase program for a total authorization of $1.29 billion for future share repurchases as of that date. As of June 14, 2026, $1.23 billion remained available for future purchases of the Company’s common stock under this share repurchase program.

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

Fair Value of Investments

The Company holds a non-controlling interest in DPC Dash Ltd (“DPC Dash”), the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. The Company accounts for its investment in DPC Dash as a trading security and records it at fair value at the end of each reporting period, with gains and losses recorded in other income or expense in its condensed consolidated statements of income. As of June 14, 2026 and December 28, 2025, the fair value of the Company’s investment in DPC Dash ordinary shares is based on the active exchange quoted price for the equity security (HK$35.58 per share as of June 14, 2026 and HK$71.90 per share as of December 28, 2025). The Company owned 3,901,019 ordinary shares as of June 14, 2026 and December 28, 2025, representing 3.0% of DPC Dash’s ordinary shares as of the respective dates.

The Company recorded a negative adjustment of $12.4 million in the second quarter of 2026 and a negative adjustment of $18.4 million in the two fiscal quarters of 2026 to the carrying amount of its investment in DPC Dash, with the unrealized losses recorded in other (expense) income in the Company’s condensed consolidated statements of income. The Company sold 4,200,000 ordinary shares of its investment in DPC Dash in the second quarter of 2025 for net proceeds of $44.1 million. The Company recorded a total net negative adjustment of $16.0 million in the second quarter of 2025 and a total net positive adjustment of $8.1 million in the two fiscal quarters of 2025 to the carrying amount of its investment in DPC Dash, with the net realized and unrealized losses and gains recorded in other (expense) income in the Company’s condensed consolidated statements of income.

The following tables summarize the carrying amounts and fair values of certain assets at June 14, 2026 and December 28, 2025:

	At June 14, 2026
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$39,784	$39,784	$—	$—
Restricted cash equivalents	116,716	116,716	—	—
Investments in marketable securities	27,638	27,638	—	—
Advertising fund cash equivalents, restricted	72,915	72,915	—	—
Investment in DPC Dash	17,714	17,714	—	—

	At December 28, 2025
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$54,306	$54,306	$—	$—
Restricted cash equivalents	146,517	146,517	—	—
Investments in marketable securities	24,971	24,971	—	—
Advertising fund cash equivalents, restricted	65,604	65,604	—	—
Investment in DPC Dash	36,070	36,070	—	—

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

Management estimated the approximate fair values of the Company’s notes as follows:

	June 14, 2026		December 28, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
2017 Ten-Year Notes	$940,000	$934,360	$940,000	$934,360
2018 9.25-Year Notes	379,000	377,484	379,000	377,863
2019 Ten-Year Notes	648,000	620,784	648,000	624,024
2021 7.5-Year Notes	826,625	784,467	826,625	785,294
2021 Ten-Year Notes	972,500	885,948	972,500	893,728
2025 Five-Year Notes	500,000	495,500	500,000	503,000
2025 Seven-Year Notes	500,000	496,000	500,000	506,000

The Company had no outstanding borrowings under its variable funding notes at June 14, 2026 or December 28, 2025.

6. Leverage Ratio and Debt Classification

While the Company’s senior notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. In accordance with the Company’s debt agreements, the payment of principal on the 2025 Five-Year Notes and the 2025 Seven-Year Notes may be suspended if either the Holdco Leverage Ratio or Senior Leverage Ratio is less than or equal to 5.5x total debt to either Consolidated Adjusted EBITDA or Securitized Net Cash Flow, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. In accordance with the Company’s debt agreements, the payment of principal on the 2021 7.5-Year Notes, 2021 Ten-Year Notes, 2019 Ten-Year Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes may be suspended if the Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. As of the end of the second quarter of 2026 and the end of the fourth quarter of 2025, the Company satisfied the non-amortization tests for each respective series of notes, and accordingly, the outstanding principal amounts of the notes have been classified as long-term debt in the condensed consolidated balance sheets as of June 14, 2026 and December 28, 2025.

7. Revenue Disclosures

Contract Liabilities

Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $4.9 million and $4.8 million were included in current other accrued liabilities as of June 14, 2026 and December 28, 2025, respectively. Deferred franchise fees and deferred development fees of $12.5 million were included in long-term other accrued liabilities as of both June 14, 2026 and December 28, 2025.

Changes in deferred franchise fees and deferred development fees for the two fiscal quarters of 2026 and 2025 were as follows:

	Two Fiscal Quarters Ended
	June 14,	June 15,
	2026	2025
Deferred franchise fees and deferred development fees, beginning of period	$17,318	$20,946
Revenue recognized during the period	(3,129)	(3,046)
New deferrals due to cash received and other	3,218	1,675
Deferred franchise fees and deferred development fees, end of period	$17,407	$19,575

Advertising Fund Assets

As of June 14, 2026, advertising fund assets, restricted of $119.4 million consisted of $94.1 million of cash and cash equivalents, $17.0 million of accounts receivable and $8.3 million of prepaid expenses. As of June 14, 2026, advertising fund cash and cash equivalents included $1.6 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

As of December 28, 2025, advertising fund assets, restricted of $117.5 million consisted of $92.2 million of cash and cash equivalents, $18.4 million of accounts receivable and $6.9 million of prepaid expenses. As of December 28, 2025, advertising fund cash and cash equivalents included $2.1 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

8. Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters with expiration dates through 2047. Rent expense totaled $22.3 million and $45.0 million in the second quarter and two fiscal quarters of 2026, respectively. Rent expense totaled $22.3 million and $44.1 million in the second quarter and two fiscal quarters of 2025, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $0.8 million and $1.8 million in the second quarter and two fiscal quarters of 2026, respectively. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.6 million and $3.6 million in the second quarter and two fiscal quarters of 2025, respectively. Variable rent expense and rent expense for other short-term leases were immaterial in both the second quarter and two fiscal quarters of 2026 and 2025.

The components of operating and finance lease cost for the second quarters and two fiscal quarters of 2026 and 2025 were as follows:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 14,	June 15,	June 14,	June 15,
	2026	2025	2026	2025
Operating lease cost	$12,236	$12,110	$24,810	$24,222
Finance lease cost:
Amortization of right-of-use assets	2,020	1,240	3,393	2,498
Interest on lease liabilities	2,004	856	3,224	1,727
Total finance lease cost	$4,024	$2,096	$6,617	$4,225

Supplemental balance sheet information related to the Company’s finance leases as of June 14, 2026 and December 28, 2025 was as follows:

	June 14, 2026	December 28, 2025
Land and buildings	$146,912	$80,457
Equipment	3,202	4,225
Finance lease assets	150,114	84,682
Accumulated depreciation and amortization	(35,577)	(32,908)
Finance lease assets, net	$114,537	$51,774

Current portion of long-term debt	$7,323	$6,017
Long-term debt, less current portion	118,598	55,991
Total principal payable on finance leases	$125,921	$62,008

Supplemental cash flow information related to leases for the two fiscal quarters of 2026 and 2025 were as follows:

	Two Fiscal Quarters Ended
	June 14,	June 15,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,878	$22,476
Operating cash flows from finance leases	3,224	1,727
Financing cash flows from finance leases	1,521	1,822
Cash paid for amounts included in the measurement of financing obligation from sale leaseback:
Operating cash flows from sale leaseback	483	495
Financing cash flows from sale leaseback	54	39
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	40,472	35,668
Finance leases	65,936	—

As of June 14, 2026, the Company had additional leases for certain supply chain real estate and certain supply chain vehicles that had not yet commenced with estimated future minimum rental commitments of $96.5 million. These leases are expected to commence in 2026 and 2027 with lease terms of up to 21 years. These undiscounted amounts will be included in the Company’s condensed consolidated balance sheet at the respective commencement dates.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $20.7 million and $12.6 million as of June 14, 2026 and December 28, 2025, respectively. The Company does not believe these arrangements have had or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

9. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $4.5 million at June 14, 2026 and $2.4 million at December 28, 2025. The Company had $2.1 million in non-cash financing activity related to accruals for excise taxes on share repurchases as of June 14, 2026. The Company had $3.3 million in non-cash financing activity related to accruals for excise taxes on share repurchases as of December 28, 2025, which was paid in the second quarter of 2026.

10. Asset Acquisitions and Dispositions

During the second quarter of 2026, the Company refranchised 77 U.S. Company-owned stores in Virginia and Michigan for proceeds of $19.8 million, of which $7.4 million was received in cash during the second quarter of 2026. The remaining $12.4 million represented non-cash investing activities and was included in prepaid expenses and other assets in the Company’s condensed consolidated balance sheet, and was collected subsequent to the end of the second quarter of 2026. The pre-tax refranchising gain associated with the sale of the related assets and liabilities, including a $2.8 million reduction in goodwill, was $4.1 million and recorded in refranchising gain in the Company’s condensed consolidated statements of income.

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

ASU 2025-06 guidance is effective for annual periods beginning after December 15, 2027, and early adoption is permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements.

ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818)

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”), which establishes guidance on the recognition, measurement, presentation and disclosure of environmental credits and related obligations. ASU 2026-02 provides a framework for accounting for environmental credit assets, including those generated, purchased or received, and environmental credit obligations. It also requires entities to assess the intended use of environmental credits, and, in certain cases, evaluate such credits for impairment. In addition, ASU 2026-02 introduces enhanced annual disclosure requirements related to environmental credits and associated obligations.

The guidance in ASU 2026-02 guidance is effective for annual periods beginning after December 15, 2027, and early adoption is permitted. ASU 2026-02 requires adoption on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2026 and 2025 second quarters referenced herein represent the twelve-week periods ended June 14, 2026 and June 15, 2025, respectively. The 2026 and 2025 two fiscal quarters referenced herein represent the twenty-four-week periods ended June 14, 2026 and June 15, 2025, respectively. In this section, we discuss the results of our operations for the second quarter and two fiscal quarters of 2026 as compared to the second quarter and two fiscal quarters of 2025.

Overview

Domino’s is the largest pizza company in the world with more than 22,500 locations in over 90 markets around the world as of June 14, 2026, and operates two distinct service models within its stores, with a significant business in both delivery and carryout. We are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores through both the delivery and carryout service models. We have been selling quality, affordable food to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. For more than 65 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.

We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of June 14, 2026. Franchising enables an individual to be a business owner and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

Domino’s business model is straightforward: Domino’s stores handcraft and serve quality food at a competitive price, with easy ordering access and efficient service, enhanced by our technological innovations. Our hand-tossed dough is made fresh and distributed to stores around the world by us and our franchisees.

Domino’s generates revenues and earnings by charging royalties and fees to our franchisees. Royalties are ongoing percent-of-sales fees for use of the Domino’s® brand marks. We also generate revenues and earnings by selling food, and, to a lesser extent, other products to franchisees through our supply chain operations primarily in the U.S. and Canada and by operating a number of Company-owned stores in the U.S. Franchisees profit by selling pizza and other complementary items to their local customers. In our international markets, we generally grant geographical rights to the Domino’s Pizza® brand to master franchisees. These master franchisees are charged with developing their geographical area, and they may profit by sub-franchising and selling food, and to a lesser extent, other products to those sub-franchisees, as well as by running pizza stores. We believe that everyone in the system can benefit from the franchise model, including the end consumer, who can purchase Domino’s menu items for themselves and their family conveniently and economically.

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

Second Quarter of 2026 Highlights

As discussed above, our Hungry for MORE strategy aims to generate MORE sales, MORE stores and MORE profits.

•
MORE Sales: Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 3.0% as compared to the second quarter of 2025. U.S. retail sales increased 1.9% and international retail sales, excluding foreign currency impact, increased 4.1% as compared to the second quarter of 2025. Same store sales increased 0.1% in our U.S. stores and declined 0.1% in our international stores (excluding foreign currency impact).
•
MORE Stores: Global net store growth of 209 stores, including 26 net store openings in the U.S. and 183 net store openings internationally.
•
MORE Profits: Income from operations increased 3.1%.

Two Fiscal Quarters of 2026 Highlights

•
MORE Sales: Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 3.2% as compared to the two fiscal quarters of 2025. U.S. retail sales increased 2.3% and international retail sales, excluding foreign currency impact, increased 4.0% as compared to the two fiscal quarters of 2025. Same store sales increased 0.5% in our U.S. stores and declined 0.2% in our international stores (excluding foreign currency impact).
•
MORE Stores: Global net store growth of 389 stores, including 45 net store openings in the U.S. and 344 net store openings internationally.
•
MORE Profits: Income from operations increased 6.3%.

Excluding the positive impact of foreign currency, Domino’s experienced global retail sales growth during the second quarter and two fiscal quarters of 2026, driven by net store growth during the trailing four quarters in both our U.S. and international businesses. Overall, we believe our global retail sales growth, excluding foreign currency impact, marketing initiatives, operations and emphasis on technology have combined to strengthen our brand. These financial and statistical measures are described in additional detail below.

Statistical Measures

The tables below outline certain statistical measures we utilize to analyze our performance. This historical data is not necessarily indicative of results to be expected for any future period.

Global Retail Sales

Global retail sales is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Global retail sales refers to total worldwide retail sales at Company-owned and franchised stores. We believe global retail sales information is useful in analyzing revenues because franchisees pay royalties and, in the U.S., advertising fees that are based on a percentage of franchise retail sales. We review comparable industry global retail sales information to assess business trends and to track the growth of the Domino’s Pizza brand, and we believe it is indicative of the financial health of our franchisee base. In addition, supply chain revenues are directly impacted by changes in franchise retail sales in the U.S. and Canada. As a result, sales by Domino’s franchisees have a direct effect on our profitability. Retail sales for franchised stores are reported to us by our franchisees and are not included in our revenues. The amounts below are presented in millions of U.S. dollars.

	Second Quarter of 2026	Second Quarter of 2025	Two Fiscal Quarters of 2026	Two Fiscal Quarters of 2025
Global retail sales:
U.S. stores	$2,381.1	$2,335.6	$4,683.7	$4,576.3
International stores	2,468.9	2,334.2	4,906.0	4,557.7
Total	$4,850.0	$4,669.8	$9,589.7	$9,134.0

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

	Second Quarter of 2026	Second Quarter of 2025	Two Fiscal Quarters of 2026	Two Fiscal Quarters of 2025
U.S. stores	+ 1.9%	+ 5.1%	+ 2.3%	+ 3.2%
International stores (excluding foreign currency impact)	+ 4.1%	+ 6.0%	+ 4.0%	+ 7.1%
Total (excluding foreign currency impact)	+ 3.0%	+ 5.6%	+ 3.2%	+ 5.1%

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

	Second Quarter of 2026	Second Quarter of 2025	Two Fiscal Quarters of 2026	Two Fiscal Quarters of 2025
U.S. Company-owned stores	+ 2.1%	+ 2.6%	+ 3.3%	(0.2)%
U.S. franchise stores	0.0%	+ 3.4%	+ 0.4%	+ 1.5%
U.S. stores	+ 0.1%	+ 3.4%	+ 0.5%	+ 1.4%
International stores (excluding foreign currency impact)	(0.1)%	+ 2.4%	(0.2)%	+ 3.0%

U.S. same store sales increased 0.1% in the second quarter of 2026, rolling over an increase in U.S. same store sales of 3.4% in the second quarter of 2025. U.S. same store sales increased 0.5% in the two fiscal quarters of 2026, rolling over an increase in U.S. same store sales of 1.4% in the two fiscal quarters of 2025. The increases in U.S. same store sales in both the second quarter and two fiscal quarters of 2026 were driven by higher customer transaction counts, offset by lower average ticket. International same store sales (excluding foreign currency impact) declined 0.1% in the second quarter of 2026, rolling over an increase in international same store sales (excluding foreign currency impact) of 2.4% in the second quarter of 2025. International same store sales (excluding foreign currency impact) declined 0.2% in the two fiscal quarters of 2026, rolling over an increase in international same store sales (excluding foreign currency impact) of 3.0% in the two fiscal quarters of 2025.

Net Store Growth

Net store growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Net store growth is calculated by netting gross store openings with gross store closures during the period. Transfers between Company-owned stores and franchised stores are excluded from the calculation of net store growth.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at March 22, 2026	262	6,943	7,205	15,117	22,322
Openings	1	26	27	223	250
Closings	—	(1)	(1)	(40)	(41)
Transfers	(77)	77	—	—	—
Store count at June 14, 2026	186	7,045	7,231	15,300	22,531
Second quarter 2026 net store growth	1	25	26	183	209
Trailing four quarters net store growth	6	164	170	825	995

Income Statement Data

	Second Quarter of 2026		Second Quarter of 2025		Two Fiscal Quarters of 2026		Two Fiscal Quarters of 2025
Revenues:
U.S. Company-owned stores	$81.8		$92.5		$163.9		$184.1
U.S. franchise royalties and fees	164.2		156.3		322.2		307.3
Supply chain	731.7		687.1		1,430.7		1,357.0
International franchise royalties and fees	81.8		77.2		162.8		152.7
U.S. franchise advertising	134.9		132.2		265.4		256.2
Total revenues	1,194.4	100.0%	1,145.1	100.0%	2,345.0	100.0%	2,257.2	100.0%
Cost of sales:
U.S. Company-owned stores	72.5		78.1		144.6		155.0
Supply chain	643.7		606.1		1,257.7		1,198.1
Total cost of sales	716.2	60.0%	684.2	59.7%	1,402.3	59.8%	1,353.1	59.9%
Gross margin	478.2	40.0%	461.0	40.3%	942.7	40.2%	904.1	40.1%
General and administrative	115.4	9.7%	107.6	9.4%	226.8	9.7%	216.7	9.6%
U.S. franchise advertising	134.9	11.3%	132.2	11.5%	265.4	11.3%	256.2	11.4%
Refranchising gain	(4.1)	(0.4)%	(3.9)	(0.3)%	(4.1)	(0.2)%	(3.9)	(0.2)%
Gain on sale of assets	—	—	—	—	(7.8)	(0.3)%	—	—
Income from operations	232.0	19.4%	225.0	19.7%	462.4	19.7%	435.1	19.3%
Other (expense) income	(12.4)	(1.0)%	(16.0)	(1.4)%	(18.4)	(0.8)%	8.1	0.4%
Interest expense, net	(44.4)	(3.7)%	(40.8)	(3.6)%	(88.2)	(3.7)%	(82.5)	(3.7)%
Income before provision for income taxes	175.2	14.7%	168.3	14.7%	355.9	15.2%	360.7	16.0%
Provision for income taxes	39.5	3.3%	37.2	3.3%	80.3	3.4%	80.0	3.6%
Net income	$135.8	11.4%	$131.1	11.4%	$275.6	11.8%	$280.7	12.4%

Revenues

	Second Quarter of 2026		Second Quarter of 2025		Two Fiscal Quarters of 2026		Two Fiscal Quarters of 2025
U.S. Company-owned stores	$81.8	6.9%	$92.5	8.1%	$163.9	7.0%	$184.1	8.2%
U.S. franchise royalties and fees	164.2	13.7%	156.3	13.7%	322.2	13.7%	307.3	13.6%
Supply chain	731.7	61.3%	687.1	60.0%	1,430.7	61.0%	1,357.0	60.1%
International franchise royalties and fees	81.8	6.8%	77.2	6.7%	162.8	7.0%	152.7	6.8%
U.S. franchise advertising	134.9	11.3%	132.2	11.5%	265.4	11.3%	256.2	11.3%
Total revenues	$1,194.4	100.0%	$1,145.1	100.0%	$2,345.0	100.0%	$2,257.2	100.0%

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

Consolidated revenues increased $49.3 million, or 4.3%, in the second quarter of 2026 as compared to the second quarter of 2025, and consolidated revenues increased $87.8 million, or 3.9%, in the two fiscal quarters of 2026 as compared to the two fiscal quarters of 2025, primarily due to higher supply chain revenues and higher global franchise royalties and advertising revenues. The increases in supply chain revenues were primarily attributable to higher order volumes, as well as an increase in our food basket pricing to stores. The increases in U.S. franchise royalties and fees and U.S. franchise advertising revenues were driven primarily by net store growth during the trailing four quarters. International franchise royalties increased primarily as a result of net store growth during the trailing four quarters, as well as the positive impact of foreign currency exchange rates on international franchise royalty revenues. These increases were partially offset by lower U.S. Company-owned store revenues as a result of the refranchising of certain of our U.S. Company-owned store markets in the second quarters of 2026 and 2025. These changes in revenues are described in more detail below.

U.S. Stores

	Second Quarter of 2026		Second Quarter of 2025		Two Fiscal Quarters of 2026		Two Fiscal Quarters of 2025
U.S. Company-owned stores	$81.8	21.5%	$92.5	24.3%	$163.9	21.8%	$184.1	24.6%
U.S. franchise royalties and fees	164.2	43.1%	156.3	41.0%	322.2	42.9%	307.3	41.1%
U.S. franchise advertising	134.9	35.4%	132.2	34.7%	265.4	35.3%	256.2	34.3%
Total U.S. stores revenues	$380.9	100.0%	$380.9	100.0%	$751.5	100.0%	$747.5	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations decreased $10.6 million, or 11.5%, in the second quarter of 2026, and decreased $20.1 million, or 10.9%, in the two fiscal quarters of 2026, each as a result of the refranchising of certain of our U.S. Company-owned store markets in the second quarters of 2026 and 2025. These decreases were partially offset by higher same store sales.

U.S. Company-owned same store sales increased 2.1% in the second quarter of 2026 and increased 2.6% in the second quarter of 2025. U.S. Company-owned same store sales increased 3.3% in the two fiscal quarters of 2026 and declined 0.2% in the two fiscal quarters of 2025.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $7.9 million, or 5.1%, in the second quarter of 2026, and increased $14.9 million, or 4.9%, in the two fiscal quarters of 2026, primarily due to an increase in the average number of U.S. franchised stores open during the period resulting from net store growth. To a lesser extent, higher same store sales contributed to the increase in U.S. franchise royalties and fees revenues in the two fiscal quarters of 2026.

U.S. franchise same store sales were flat in the second quarter of 2026 and increased 3.4% in the second quarter of 2025. U.S. franchise same store sales increased 0.4% in the two fiscal quarters of 2026 and increased 1.5% in the two fiscal quarters of 2025.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising increased $2.7 million, or 2.0%, in the second quarter of 2026, and increased $9.3 million, or 3.6%, in the two fiscal quarters of 2026, primarily due to an increase in the average number of U.S. franchised stores open during the period resulting from net store growth. To a lesser extent, a decrease in advertising incentives and higher same store sales contributed to the increase in U.S. franchise advertising revenues in the two fiscal quarters of 2026.

Supply Chain

Supply chain revenues increased $44.6 million, or 6.5%, in the second quarter of 2026, and increased $73.7 million, or 5.4%, in the two fiscal quarters of 2026, primarily due to higher order volumes, as well as an increase in our food basket pricing to stores. Our food basket pricing to stores increased 2.2% in the second quarter of 2026 and increased 2.4% in the two fiscal quarters of 2026, which resulted in an estimated $19 million increase in supply chain revenues in the second quarter of 2026, and an estimated $35 million increase in the two fiscal quarters of 2026. The food basket pricing change, a statistical measure utilized by management, is calculated as the percentage change of the food basket (including both food and cardboard products) purchased by an average U.S. store (based on average weekly unit sales) from our U.S. supply chain centers against the comparable period of the prior year. We believe this measure is important to understanding Company performance because as our food basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees increased $4.7 million, or 6.0%, in the second quarter of 2026, and increased $10.1 million, or 6.6% in the two fiscal quarters of 2026, primarily due to an increase in the average number of international franchised stores open during the period resulting from net store growth, as well as the positive impact of changes in foreign currency exchange rates of approximately $1.1 million in the second quarter of 2026 and $4.7 million in the two fiscal quarters of 2026. The impact of changes in foreign currency exchange rates on international franchise royalty revenues, a statistical measure utilized by management, is calculated as the difference in international franchise royalty revenues resulting from translating current year local currency results to U.S. dollars at current year exchange rates as compared to prior year exchange rates. We believe this measure is important to understanding Company performance given the significant variability in international franchise royalty revenues that can be driven by changes in foreign currency exchange rates.

International franchise same store sales declined 0.1% in the second quarter of 2026 and increased 2.4% in the second quarter of 2025, each excluding the impact of foreign currency exchange rates. International franchise same store sales declined 0.2% in the two fiscal quarters of 2026 and increased 3.0% in the two fiscal quarters of 2025, each excluding the impact of foreign currency exchange rates.

Cost of Sales / Gross Margin

	Second Quarter of 2026		Second Quarter of 2025		Two Fiscal Quarters of 2026		Two Fiscal Quarters of 2025
Total revenues	$1,194.4	100.0%	$1,145.1	100.0%	$2,345.0	100.0%	$2,257.2	100.0%
Total cost of sales	716.2	60.0%	684.2	59.7%	1,402.3	59.8%	1,353.1	59.9%
Gross margin	$478.2	40.0%	$461.0	40.3%	$942.7	40.2%	$904.1	40.1%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food and labor costs, as well as other costs including delivery, occupancy costs (including rent, telephone, utilities and depreciation) and insurance expense. Consolidated gross margin (which we define as revenues less cost of sales) increased $17.3 million, or 3.7%, in the second quarter of 2026, and increased $38.6 million, or 4.3%, in the two fiscal quarters of 2026, due primarily to higher global franchise royalty revenues as discussed above, as well as gross margin dollar growth within supply chain, discussed below. These increases were partially offset by lower U.S. Company-owned store gross margins, discussed below. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. Additionally, as food basket prices fluctuate, revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate, and further, cost of sales, gross margins and gross margin percentages for our U.S. Company-owned stores also fluctuate.

As a percentage of revenues, consolidated gross margin decreased 0.3 percentage points to 40.0% in the second quarter of 2026 from 40.3% in the second quarter of 2025. Consolidated gross margin, as a percentage of revenues, increased 0.1 percentage points to 40.2% in the two fiscal quarters of 2026 from 40.1% in the two fiscal quarters of 2025. U.S. Company-owned store gross margin decreased 4.2 and 4.0 percentage points in the second quarter and two fiscal quarters of 2026, respectively. Supply chain gross margin increased 0.2 and 0.4 percentage points in the second quarter and two fiscal quarters of 2026, respectively. Changes in the significant components of gross margin are described in more detail below.

U.S. Company-Owned Store Gross Margin

	Second Quarter of 2026		Second Quarter of 2025		Two Fiscal Quarters of 2026		Two Fiscal Quarters of 2025
Revenues	$81.8	100.0%	$92.5	100.0%	$163.9	100.0%	$184.1	100.0%
Cost of sales	72.5	88.6%	78.1	84.4%	144.6	88.2%	155.0	84.2%
Store gross margin	$9.3	11.4%	$14.4	15.6%	$19.3	11.8%	$29.1	15.8%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) decreased $5.1 million, or 35.3%, in the second quarter of 2026 and decreased $9.8 million, or 33.4%, in the two fiscal quarters of 2026. As a percentage of store revenues, U.S. Company-owned store gross margin decreased 4.2 percentage points in the second quarter of 2026 and decreased 4.0 percentage points in the two fiscal quarters of 2026. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs increased 0.8 percentage points to 30.3% in the second quarter of 2026 and increased 0.7 percentage points to 30.3% in the two fiscal quarters of 2026, each driven by the increases in the food basket pricing to stores.
•
Labor costs increased 1.0 percentage point to 30.9% in the second quarter of 2026 and increased 1.2 percentage points to 32.1% in the two fiscal quarters of 2026, each driven by higher wage rates.
•
Higher insurance costs contributed to the remaining decreases in U.S. Company-owned store gross margin as a percentage of revenues in the respective periods.

Supply Chain Gross Margin

	Second Quarter of 2026		Second Quarter of 2025		Two Fiscal Quarters of 2026		Two Fiscal Quarters of 2025
Revenues	$731.7	100.0%	$687.1	100.0%	$1,430.7	100.0%	$1,357.0	100.0%
Cost of sales	643.7	88.0%	606.1	88.2%	1,257.7	87.9%	1,198.1	88.3%
Supply chain gross margin	$88.0	12.0%	$81.0	11.8%	$173.0	12.1%	$158.9	11.7%

Supply chain gross margin increased $7.0 million, or 8.7%, in the second quarter of 2026, and increased $14.1 million, or 8.9%, in the two fiscal quarters of 2026. As a percentage of supply chain revenues, supply chain gross margin increased 0.2 and 0.4 percentage points in the second quarter and two fiscal quarters of 2026, respectively. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs decreased 0.8 percentage points to 70.2% in the second quarter of 2026 and decreased 0.6 percentage points to 70.1% in the two fiscal quarters of 2026, driven primarily by procurement productivity, partially offset by the increase in the cost of our food basket.
•
Labor costs were flat at 8.7% in the second quarter of 2026 and decreased 0.1 percentage points to 8.9% in the two fiscal quarters of 2026.
•
Higher delivery costs partially offset these improvements in supply chain gross margin as a percentage of revenues in the respective periods.

General and Administrative Expenses

General and administrative expenses increased $7.8 million, or 7.2%, in the second quarter of 2026 primarily due to expenses related to our Worldwide Rally in the second quarter of 2026 that takes place every two years. General and administrative expenses increased $10.1 million, or 4.7%, in the two fiscal quarters of 2026 primarily due to expenses related to our Worldwide Rally, which takes place every two years, in the second quarter of 2026, as discussed above, as well as higher professional fees and computer expenses, but these increases were partially offset by approximately $5 million in severance expenses associated with an organizational realignment that took place in the first quarter of 2025 that did not reoccur in 2026.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses increased $2.7 million, or 2.0%, in the second quarter of 2026, and increased $9.3 million, or 3.6%, in the two fiscal quarters of 2026, consistent with the increase in U.S. franchise advertising revenues, as discussed above. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand, and these revenues cannot be used for general corporate purposes.

Refranchising Gain

During the second quarter of 2026, we refranchised 77 U.S. Company-owned stores in Virginia and Michigan for proceeds of $19.8 million, of which $12.4 million was collected subsequent to the end of the second quarter of 2026. The pre-tax refranchising gain associated with the sale of the related assets and liabilities, including a $2.8 million reduction in goodwill, was $4.1 million and recorded in refranchising gain in our condensed consolidated statements of income.

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

Other (Expense) Income

During the second quarter and two fiscal quarters of 2026, we recorded a $12.4 million and $18.4 million pre-tax unrealized loss, respectively, on our investment in DPC Dash (refer to Note 5 of the condensed consolidated financial statements). During the second quarter and two fiscal quarters of 2025, we recorded a total net $16.0 million pre-tax realized and unrealized loss and a total net $8.1 million pre-tax realized and unrealized gain, respectively, on our investment in DPC Dash. The recorded amount of our investment is based on the active exchange quoted price for the equity security.

Interest Expense, Net

Interest expense, net increased $3.6 million, or 8.9%, in the second quarter of 2026, and increased $5.7 million, or 6.9%, in the two fiscal quarters of 2026, primarily driven by lower interest income on our cash equivalents.

Our weighted average borrowing rate increased to 3.9% in each of the second quarters and two fiscal quarters of 2026 from 3.8% in the second quarters and two fiscal quarters of 2025.

Provision for Income Taxes

Provision for income taxes increased $2.3 million, or 6.2%, in the second quarter of 2026 due to higher income before provision for income taxes and a higher effective tax rate. The effective tax rate increased to 22.5% during the second quarter of 2026 as compared to 22.1% in the second quarter of 2025, driven primarily by a 0.4 percentage point unfavorable change in the impact of excess tax benefits from equity-based compensation.

Provision for income taxes increased $0.3 million, or 0.4%, in the two fiscal quarters of 2026 due to a higher effective tax rate, partially offset by lower income before provision for income taxes. The effective tax rate increased to 22.6% during the two fiscal quarters of 2026 as compared to 22.2% in the two fiscal quarters of 2025, driven primarily by a 0.5 percentage point unfavorable change in the impact of excess tax benefits from equity-based compensation.

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

	Second Quarter of 2026	Second Quarter of 2025	Two Fiscal Quarters of 2026	Two Fiscal Quarters of 2025
U.S. stores	$134.2	$131.2	$266.6	$260.1
Supply chain	76.4	64.7	141.9	128.3
International franchise	68.3	65.4	137.8	129.1

U.S. Stores

U.S. stores Segment Adjusted Income from Operations increased $3.0 million, or 2.3%, in the second quarter of 2026, and increased $6.5 million, or 2.5%, in the two fiscal quarters of 2026, each driven primarily by higher U.S. franchise royalties and fees revenues, as discussed above. These increases were partially offset by the $5.1 million decrease in U.S. Company-owned store gross margin in the second quarter of 2026 and the $9.8 million decrease in U.S. Company-owned store gross margin in the two fiscal quarters of 2026, each as discussed above. Additionally, higher general and administrative expenses in both the second quarter and two fiscal quarters of 2026, primarily related to our Worldwide Rally in the second quarter of 2026, partially offset the increases in U.S. stores Segment Adjusted Income from Operations in both the second quarter and two fiscal quarters of 2026, as discussed above.

U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Adjusted Income from Operations. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Adjusted Income from Operations.

Supply Chain

Supply chain Segment Adjusted Income from Operations increased $11.7 million, or 18.1%, in the second quarter of 2026, and increased $13.6 million, or 10.6%, in the two fiscal quarters of 2026, primarily due to the $7.0 million increase in supply chain gross margin in the second quarter of 2026 and the $14.1 million increase in supply chain gross margin in the two fiscal quarters of 2026, each as discussed above.

International Franchise

International franchise Segment Adjusted Income from Operations increased $2.9 million, or 4.4%, in the second quarter of 2026, and increased $8.7 million, or 6.7%, in the two fiscal quarters of 2026, each driven primarily by higher international franchise royalties and fees revenues, as discussed above. These increases were partially offset by higher general and administrative expenses in both the second quarter and two fiscal quarters of 2026, primarily related to our Worldwide Rally in the second quarter of 2026, as discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Adjusted Income from Operations.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. As of June 14, 2026, we had working capital of $127.3 million, excluding restricted cash and cash equivalents of $187.9 million, advertising fund assets, restricted, of $119.4 million and advertising fund liabilities of $117.8 million. Working capital includes total unrestricted cash and cash equivalents of $164.8 million.

Our primary sources of liquidity are cash flows from operations and availability of borrowings under our variable funding notes. During the second quarter and two fiscal quarters of 2026, we experienced an increase in both U.S. and international retail sales (excluding foreign currency impact). Additionally, both our U.S. and international businesses grew store counts during the second quarter and two fiscal quarters of 2026. These factors contributed to our continued ability to generate positive operating cash flows. In addition to our cash flows from operations, we have a variable funding note facility. Our Series 2025-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2025 Variable Funding Notes”), allows for advances of up to $320.0 million and issuance of certain other credit instruments, including letters of credit. The letters of credit primarily relate to our casualty insurance programs. As of June 14, 2026, we had no outstanding borrowings and $263.6 million of available borrowing capacity under our 2025 Variable Funding Notes, net of letters of credit issued of $56.4 million.

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

Restricted Cash

As of June 14, 2026, we had $138.0 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $49.7 million of restricted cash equivalents held in a three-month interest reserve as required by the indenture governing the securitized debt and $0.2 million of other restricted cash for a total of $187.9 million of restricted cash and cash equivalents. As of June 14, 2026, we also held $94.1 million of advertising fund restricted cash and cash equivalents which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

As of June 14, 2026, we had approximately $4.88 billion of long-term debt. As of June 14, 2026, our fixed rate notes from the recapitalization and refinancing transactions we completed in 2025, 2021, 2019, 2018 and 2017 had original scheduled principal payments of $49.3 million in 2026, $1.34 billion in 2027, $836.4 million in 2028, $647.8 million in 2029, $495.0 million in 2030, $927.5 million in 2031 and $470.0 million in 2032. However, in accordance with our debt agreements, the payment of principal on the 2025 Five-Year Notes and the 2025 Seven-Year Notes may be suspended if either the Holdco Leverage Ratio or Senior Leverage Ratio is less than or equal to 5.5x total debt to either Consolidated Adjusted EBITDA or Securitized Net Cash Flow, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. In accordance with our debt agreements, the payment of principal on the 2021 7.5-Year Notes, 2021 Ten-Year Notes, 2019 Ten-Year Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes may be suspended if the Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. As of the end of the second quarter of 2026 and the fourth quarter of 2025, we satisfied the non-amortization tests for each respective series of notes, and accordingly, the outstanding principal amounts of the notes have been classified as long-term debt in the condensed consolidated balance sheet as of June 14, 2026 and December 28, 2025.

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

During the second quarter and two fiscal quarters of 2026, we repurchased and retired 443,917 and 632,221 shares of our common stock under our Board of Directors-approved share repurchase program for a total of approximately $156.2 million and $231.3 million, respectively. As of June 14, 2026, we had a total remaining authorized amount for share repurchases of approximately $1.23 billion.

Dividends

On April 21, 2026, our Board of Directors declared a $1.99 per share quarterly dividend on our outstanding common stock for shareholders of record as of June 15, 2026, which was paid on June 30, 2026. We had approximately $67.9 million accrued for common stock dividends at June 14, 2026. Subsequent to the end of the second quarter of 2026, on July 14, 2026, our Board of Directors declared a $1.99 per share quarterly dividend on our outstanding common stock for shareholders of record as of September 15, 2026, to be paid on September 30, 2026.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

	Two Fiscal Quarters of 2026	Two Fiscal Quarters of 2025
Cash flows provided by (used in)
Net cash provided by operating activities	$352.6	$366.9
Net cash (used in) provided by investing activities	(24.7)	14.8
Net cash used in financing activities	(314.3)	(261.3)
Effect of exchange rate changes on cash	(0.8)	1.8
Change in cash and cash equivalents, restricted cash and cash equivalents	$12.8	$122.2

Operating Activities

Cash provided by operating activities decreased $14.3 million in the two fiscal quarters of 2026, as a result of the negative impact of changes in operating assets and liabilities and restricted advertising fund assets and liabilities. The negative impact of changes in operating assets and liabilities of $19.2 million primarily related to the timing of payments on accounts payable and accrued liabilities in the two fiscal quarters of 2026 as compared to the two fiscal quarters of 2025. Additionally, the $16.5 million negative impact of changes in restricted advertising fund assets and liabilities in the two fiscal quarters of 2026 as compared to the two fiscal quarters of 2025 was a result of the timing and amount of payments for advertising activities. These decreases were partially offset by higher net income, excluding non-cash adjustments. Net income decreased $5.2 million; however, this increase was more than offset by non-cash adjustments of $26.6 million (primarily representing the changes in the total net realized and unrealized losses and gains associated with the remeasurement of the Company’s investment in DPC Dash, provision (benefit) for deferred income taxes and the pre-tax realized gain associated with the sale of our fully depreciated corporate aircraft), resulting in an overall increase to cash provided by operating activities in the two fiscal quarters of 2026 as compared to the two fiscal quarters of 2025 of $21.4 million.

Investing Activities

Cash used in investing activities was $24.7 million in the two fiscal quarters of 2026, which primarily consisted of $39.0 million of capital expenditures (driven primarily by investments in consumer and store technology, supply chain centers and corporate store operations). This use of cash was partially offset by the net proceeds of $7.8 million associated with the sale of our fully depreciated corporate aircraft and partial proceeds of $7.4 million for the refranchising of 77 U.S. Company-owned stores in the Virginia and Michigan markets (the remaining proceeds were collected subsequent to the end of the second quarter of 2026, as disclosed in Note 10 to the condensed consolidated financial statements).

Financing Activities

Cash used in financing activities was $314.3 million in the two fiscal quarters of 2026, which included the repurchase and retirement of $231.3 million in common stock under our Board of Directors-approved share repurchase program, as well as $3.3 million in excise tax payments related to our share repurchase programs. We also made dividend payments to our shareholders of $68.2 million, made tax payments for the vesting of restricted stock of $12.9 million and made repayments of principal amounts related to our finance leases and other financing obligations of $1.6 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $3.0 million.

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

Forward-Looking Statements

This filing contains various forward-looking statements about the Company within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are based on current management expectations that involve substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. You can identify forward-looking statements by the use of words such as “anticipates,” “believes,” “could,” “should,” “estimates,” “expects,” “intends,” “may,” “will,” “plans,” “predicts,” “projects,” “seeks,” “approximately,” “aims,” “potential,” “outlook” and similar terms and phrases that concern our strategy, plans or intentions, including references to assumptions. These forward-looking statements address various matters including information concerning future results of operations and business strategy, our anticipated profitability, estimates in same store sales growth, store growth and the growth of our U.S. and international business in general, our ability to service our indebtedness, our future cash flows, our operating performance, trends in our business and other descriptions of future events that reflect the Company’s expectations based upon currently available information and data. While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our expectations are more fully described in our filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our 2025 Form 10-K for the fiscal year ended December 28, 2025. Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our substantial indebtedness and our ability to incur additional indebtedness or refinance or renegotiate key terms of that indebtedness in the future; the impact a downgrade in our credit rating may have on our business, financial condition and results of operations; our future financial performance and our ability to pay principal and interest on our indebtedness; the strength of our brand, including our ability to compete in the U.S. and internationally in our intensely competitive industry, including the food service and food delivery markets; our ability to successfully implement our growth strategy, including through our participation in the third-party order aggregation marketplace; labor shortages or changes in operating expenses resulting from increases in prices of food (particularly cheese), fuel and other commodity costs, labor, utilities, insurance, employee benefits and other operating costs or negative economic conditions; the effectiveness of our advertising, operations and promotional initiatives; shortages, interruptions or disruptions in the supply or delivery of fresh food products and store equipment; the additional risks our international operations subject us to, which may differ in each country in which we and our franchisees do business; the dependence of our earnings and business growth strategy on the success of our franchisees; our ability and that of our franchisees to successfully operate in the current and future credit environment; the impact of social media, the rise of artificial intelligence–generated content, or a boycott on our business, brand and reputation; the impact of new or improved technologies, including artificial intelligence, and alternative methods of delivery on consumer behavior; new product, digital ordering and concept developments by us, and other food-industry competitors; our ability to maintain good relationships with and attract new franchisees, and franchisees’ ability to successfully manage their operations without negatively impacting our royalty payments and fees or our brand’s reputation; our ability to successfully implement cost-saving strategies; changes in the level of consumer spending given general economic conditions, including interest rates, energy prices and consumer confidence or negative economic conditions in general; our ability and that of our franchisees to open new restaurants and keep existing restaurants in operation and maintain demand for new stores; the impact that widespread illness, health epidemics or general health concerns, severe weather conditions and natural disasters may have on our business and the economies of the countries where we operate; changes in foreign currency exchange rates; changes in income tax rates; our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and supply chain centers with qualified personnel; our ability to find and/or retain suitable real estate for our stores and supply chain centers; changes in government legislation or regulation, including changes in laws and regulations regarding information privacy, payment methods, advertising and consumer protection and social media; adverse legal judgments or settlements; food-borne illness or contamination of products or food tampering or other events that may impact our reputation; data breaches, power loss, technological failures, user error or other cyber risks threatening us or our franchisees; the impact that environmental, social and governance matters may have on our business and reputation; the effect of war, terrorism, catastrophic events, geopolitical or reputational considerations or climate change; our ability to pay dividends and repurchase shares; changes in consumer tastes, spending and traffic patterns and demographic trends; changes in accounting policies; and adequacy of our insurance coverage. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. All forward-looking statements speak only as of the date of this filing and should be evaluated with an understanding of their inherent uncertainty. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or other applicable law, we will not undertake, and specifically disclaim, any obligation to publicly update or revise any forward-looking statements to reflect events or circumstances arising after the date of this filing, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on the forward-looking statements included in this filing or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the refinancings and recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes, and, at June 14, 2026, we are exposed to interest rate risk on borrowings under our 2025 Variable Funding Notes. As of June 14, 2026, we had no outstanding borrowings under our 2025 Variable Funding Notes.

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

Foreign Currency Exchange Risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 6.8% of our total revenues in the second quarter of 2026, approximately 7.0% of our total revenues in the two fiscal quarters of 2026, approximately 6.7% of our total revenues in the second quarter of 2025 and approximately 6.8% of our total revenues in the two fiscal quarters of 2025 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We do not enter into financial instruments to manage this foreign currency exchange risk. We estimate that a hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on royalty revenues of approximately $16.0 million in the two fiscal quarters of 2026.

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

During the quarterly period ended June 14, 2026, there were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program (2)
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #4 (March 23, 2026 to April 19, 2026)	234,960	$365.80	233,504	$299,154
Period #5 (April 20, 2026 to May 17, 2026)	139,870	349.58	138,318	1,250,785
Period #6 (May 18, 2026 to June 14, 2026)	74,335	310.90	72,095	1,228,373
Total	449,165	$351.66	443,917	$1,228,373

(1)	5,248 shares in the second quarter of 2026 were purchased as part of the Company’s employee stock payroll deduction plan at an average price of $332.29.
(2)

As of June 14, 2026, $1.23 billion remained available for future purchases of the Company’s common stock under the share repurchase program approved by our Board of Directors on April 21, 2026 for repurchases of shares of our common stock.

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

During the fiscal quarter ended June 14, 2026, the following Section 16 officers adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•
Sandeep Reddy, our Executive Vice President, Chief Financial Officer, adopted a new Rule 10b5-1 trading arrangement on May 27, 2026. The plan’s maximum duration is until March 12, 2027, and first trades will not occur until March 10, 2027 at the earliest. The trading plan, which is subject to certain conditions, is intended to permit Mr. Reddy to sell from time to time an aggregate of up to 3,079 shares of our common stock, the actual amount of which may be less based on tax withholdings and performance and vesting conditions of performance-based stock units and restricted stock units.
•
Cynthia A. Headen, our Executive Vice President, Chief Supply Chain Officer, adopted a new Rule 10b5-1 trading arrangement on May 27, 2026. The plan’s maximum duration is until August 27, 2027, and first trades will not occur until August 31, 2026 at the earliest. The trading plan, which is subject to certain conditions, is intended to permit Ms. Headen to (i) sell from time to time an aggregate of up to 1,560 shares of our common stock, the actual amount of which may be less based on tax withholdings and performance and vesting conditions of performance-based stock units and restricted stock units, and (ii) exercise and sell from time to time two tranches of an aggregate of 8,590 stock options.

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

DOMINO’S PIZZA, INC. (Registrant)
Date: July 20, 2026	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer (Principal Financial Officer)