Form 10-Q
period 2026-09-06
DOMINOS PIZZA INC
filed 2026-10-13
CIK 1286681

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 6, 2026

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

As of October 6, 2026, Domino’s Pizza, Inc. had 32,896,056 shares of common stock, par value $0.01 per share, outstanding.

Domino’s Pizza, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 6, 2026	December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$229,035	$125,675
Restricted cash and cash equivalents	167,958	216,110
Accounts receivable, net	286,489	315,958
Inventories	89,535	79,189
Prepaid expenses and other	45,775	39,767
Advertising fund assets, restricted	97,983	117,502
Total current assets	916,775	894,201
Property, plant and equipment:
Land and buildings	174,501	105,559
Leasehold and other improvements	186,562	193,673
Equipment	386,709	413,303
Construction in progress	35,110	46,184
	782,882	758,719
Accumulated depreciation and amortization	(407,467)	(434,697)
Property, plant and equipment, net	375,415	324,022
Other assets:
Operating lease right-of-use assets	225,213	219,485
Goodwill	7,870	10,726
Capitalized software, net	163,513	159,256
Investment in DPC Dash	15,175	36,070
Deferred income tax assets, net	9,941	22,101
Other assets	52,471	50,598
Total other assets	474,183	498,236
Total assets	$1,766,373	$1,716,459
Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$1,326,786	$6,131
Accounts payable	132,253	135,029
Operating lease liabilities	46,150	47,553
Insurance reserves	25,822	26,169
Dividends payable	67,553	2,714
Advertising fund liabilities	96,639	115,412
Other accrued liabilities	184,247	208,613
Total current liabilities	1,879,450	541,621
Long-term liabilities:
Long-term debt, less current portion	3,559,118	4,810,683
Operating lease liabilities	189,769	183,917
Insurance reserves	36,419	32,959
Other accrued liabilities	56,715	48,421
Total long-term liabilities	3,842,021	5,075,980
Stockholders’ deficit:
Common stock	329	336
Additional paid-in capital	377	1,910
Retained deficit	(3,950,373)	(3,898,622)
Accumulated other comprehensive loss	(5,431)	(4,766)
Total stockholders’ deficit	(3,955,098)	(3,901,142)
Total liabilities and stockholders’ deficit	$1,766,373	$1,716,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 6,	September 7,	September 6,	September 7,
(In thousands, except per-share data)	2026	2025	2026	2025
Revenues:
U.S. Company-owned stores	$61,432	$82,749	$225,359	$266,803
U.S. franchise royalties and fees	165,638	157,155	487,817	464,416
Supply chain	746,154	696,959	2,176,835	2,053,945
International franchise royalties and fees	83,700	78,549	246,502	231,272
U.S. franchise advertising	128,674	131,642	394,106	387,818
Total revenues	1,185,598	1,147,054	3,530,619	3,404,254
Cost of sales:
U.S. Company-owned stores	54,090	69,258	198,653	224,242
Supply chain	655,129	617,894	1,912,847	1,815,993
Total cost of sales	709,219	687,152	2,111,500	2,040,235
Gross margin	476,379	459,902	1,419,119	1,364,019
General and administrative	105,726	105,092	332,505	321,777
U.S. franchise advertising	128,674	131,642	394,106	387,818
Refranchising loss (gain)	206	—	(3,881)	(3,883)
Gain on sale of assets	—	—	(7,780)	—
Income from operations	241,773	223,168	704,169	658,307
Other (expense) income	(2,539)	(3,017)	(20,895)	5,036
Interest income	2,067	4,060	6,182	11,834
Interest expense	(46,227)	(45,012)	(138,511)	(135,245)
Income before provision for income taxes	195,074	179,199	550,945	539,932
Provision for income taxes	42,895	39,880	123,205	119,871
Net income	$152,179	$139,319	$427,740	$420,061
Earnings per share:
Common stock – basic	$4.61	$4.11	$12.85	$12.31
Common stock – diluted	$4.60	$4.08	$12.80	$12.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 6,	September 7,	September 6,	September 7,
(In thousands)	2026	2025	2026	2025
Net income	$152,179	$139,319	$427,740	$420,061
Currency translation adjustment	626	(618)	(665)	2,187
Comprehensive income	$152,805	$138,701	$427,075	$422,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
	September 6,	September 7,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$427,740	$420,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,501	61,128
Refranchising gain	(3,881)	(3,883)
Gain on sale of assets	(7,780)	—
Loss on disposal of assets	1,181	703
Amortization of debt issuance costs	4,455	3,768
Provision for deferred income taxes	12,009	9,255
Non-cash equity-based compensation expense	30,843	31,681
Excess tax benefits from equity-based compensation	(1,026)	(2,751)
Provision (benefit) for losses on accounts and notes receivable	418	(49)
Unrealized and realized loss (gain) on investments	20,895	(5,036)
Changes in operating assets and liabilities	(5,126)	10,242
Changes in advertising fund assets and liabilities, restricted	(20,628)	27,137
Net cash provided by operating activities	520,601	552,256
Cash flows from investing activities:
Capital expenditures	(60,829)	(56,667)
Proceeds from sale of assets	27,623	8,458
Sale of investments	—	44,085
Other	(961)	(1,939)
Net cash used in investing activities	(34,167)	(6,063)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,000,000
Repayments of long-term debt and finance lease obligations	(4,097)	(1,147,773)
Proceeds from exercise of stock options	9,205	12,882
Purchases of common stock	(308,239)	(277,698)
Tax payments for restricted stock upon vesting	(14,204)	(10,862)
Payments of common stock dividends and equivalents	(134,331)	(119,503)
Cash paid for financing costs	—	(15,287)
Net cash used in financing activities	(451,666)	(558,241)
Effect of exchange rate changes on cash	(338)	1,487
Change in cash and cash equivalents, restricted cash and cash equivalents	34,430	(10,561)

Cash and cash equivalents, beginning of period	125,675	186,126
Restricted cash and cash equivalents, beginning of period	216,110	195,370
Cash and cash equivalents included in advertising fund assets, restricted, beginning of period	92,200	80,928
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, beginning of period	433,985	462,424

Cash and cash equivalents, end of period	229,035	139,728
Restricted cash and cash equivalents, end of period	167,958	202,501
Cash and cash equivalents included in advertising fund assets, restricted, end of period	71,422	109,634
Cash and cash equivalents, restricted cash and cash equivalents and cash and cash equivalents included in advertising fund assets, restricted, end of period	$468,415	$451,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except share and per-share amounts)

September 6, 2026

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

The 2026 and 2025 third quarters and three fiscal quarters referenced herein represent the twelve-week and thirty-six-week periods ended September 6, 2026 and September 7, 2025, respectively. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement have been included. Operating results for the third quarter and three fiscal quarters ended September 6, 2026 are not necessarily indicative of the results that may be expected for the 53-week fiscal year ending January 3, 2027.

2. Segment Information

The Company has three reportable segments: (i) U.S. stores; (ii) supply chain; and (iii) international franchise.

The Company’s operations are organized by management on the combined basis of line of business and geography. The U.S. stores segment includes operations with respect to all franchised and Company-owned stores in the U.S. The supply chain segment primarily includes the distribution of food and, to a lesser extent, other products, from the Company’s supply chain operations in the U.S. and Canada. The international franchise segment includes operations related to the Company’s franchising business in foreign markets. The Company’s chief operating decision maker is its Chief Executive Officer. Beginning in the first quarter of 2026, the measure used by the chief operating decision maker to evaluate segment performance and allocate resources changed to Segment Adjusted Income from Operations, which represents income from operations for the reportable segments, excluding gains and losses from the sale of assets, refranchising gains and losses and certain corporate administrative costs that have not been allocated to a reportable segment. The Company’s chief operating decision maker uses Segment Adjusted Income from Operations to determine future business objectives and targets and for long-range planning for the reportable segments, as well as to evaluate their operating performance.

The tables below summarize the financial information, including revenues, significant segment expenses, Segment Adjusted Income from Operations, capital expenditures and depreciation and amortization, concerning the Company’s reportable segments for the third quarters and three fiscal quarters ended September 6, 2026 and September 7, 2025. Intersegment revenues are comprised of sales of food and, to a lesser extent, other products, from the supply chain segment to the Company-owned stores in the U.S. stores segment. Intersegment sales prices are market based.

	Fiscal Quarter Ended September 6, 2026
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$61,432	$—	$—	$61,432
U.S. franchise royalties and fees	165,638	—	—	165,638
Supply chain	—	764,781	—	764,781
Supply chain – intersegment revenues	—	(18,627)	—	(18,627)
International franchise royalties and fees	—	—	83,700	83,700
U.S. franchise advertising	128,674	—	—	128,674
Segment revenues	$355,744	$746,154	$83,700	$1,185,598
Cost of sales – food	18,624	525,015	—	543,639
Cost of sales – labor	19,330	62,382	—	81,712
Cost of sales – other (1)	16,137	67,731	—	83,868
U.S. franchise advertising	128,674	—	—	128,674
General and administrative (2)	35,241	18,489	11,960	65,690
Segment Adjusted Income from Operations	$137,738	$72,537	$71,740	$282,015
Segment capital expenditures (3)	$871	$9,296	$24	$10,191
Segment depreciation and amortization (4)	$1,750	$11,101	$12	$12,863

	Three Fiscal Quarters Ended September 6, 2026
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$225,359	$—	$—	$225,359
U.S. franchise royalties and fees	487,817	—	—	487,817
Supply chain	—	2,246,054	—	2,246,054
Supply chain – intersegment revenues	—	(69,219)	—	(69,219)
International franchise royalties and fees	—	—	246,502	246,502
U.S. franchise advertising	394,106	—	—	394,106
Segment revenues	$1,107,282	$2,176,835	$246,502	$3,530,619
Cost of sales – food	68,342	1,527,841	—	1,596,183
Cost of sales – labor	71,870	190,275	—	262,145
Cost of sales – other (1)	58,441	194,731	—	253,172
U.S. franchise advertising	394,106	—	—	394,106
General and administrative (2)	110,203	49,577	36,940	196,720
Segment Adjusted Income from Operations	$404,320	$214,411	$209,562	$828,293
Segment capital expenditures (3)	$5,850	$24,451	$24	$30,325
Segment depreciation and amortization (4)	$6,479	$31,820	$49	$38,348

Significant segment expenses and the measure of segment profit in the tables below for the third quarter and three fiscal quarters ended September 7, 2025 have been recast to reflect the change in the measure of segment profit used by the Company’s chief operating decision maker. Segment Adjusted Income from Operations represents income from operations for the reportable segments, excluding gains and losses from the sale of assets, refranchising gains and losses and certain corporate administrative costs that have not been allocated to a reportable segment.

	Fiscal Quarter Ended September 7, 2025
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$82,749	$—	$—	$82,749
U.S. franchise royalties and fees	157,155	—	—	157,155
Supply chain	—	722,597	—	722,597
Supply chain – intersegment revenues	—	(25,638)	—	(25,638)
International franchise royalties and fees	—	—	78,549	78,549
U.S. franchise advertising	131,642	—	—	131,642
Segment revenues	$371,546	$696,959	$78,549	$1,147,054
Cost of sales – food	24,613	495,249	—	519,862
Cost of sales – labor	25,541	61,887	—	87,428
Cost of sales – other (1)	19,104	60,758	—	79,862
U.S. franchise advertising	131,642	—	—	131,642
General and administrative (2)	37,010	18,402	11,266	66,678
Segment Adjusted Income from Operations	$133,636	$60,663	$67,283	$261,582
Segment capital expenditures (3)	$2,629	$8,248	$139	$11,016
Segment depreciation and amortization (4)	$2,588	$9,503	$14	$12,105

	Three Fiscal Quarters Ended September 7, 2025
	U.S. Stores	Supply Chain	International Franchise	Total
U.S. Company-owned stores	$266,803	$—	$—	$266,803
U.S. franchise royalties and fees	464,416	—	—	464,416
Supply chain	—	2,135,164	—	2,135,164
Supply chain – intersegment revenues	—	(81,219)	—	(81,219)
International franchise royalties and fees	—	—	231,272	231,272
U.S. franchise advertising	387,818	—	—	387,818
Segment revenues	$1,119,037	$2,053,945	$231,272	$3,404,254
Cost of sales – food	79,103	1,454,349	—	1,533,452
Cost of sales – labor	82,353	183,793	—	266,146
Cost of sales – other (1)	62,786	177,851	—	240,637
U.S. franchise advertising	387,818	—	—	387,818
General and administrative (2)	113,205	49,025	34,875	197,105
Segment Adjusted Income from Operations	$393,772	$188,927	$196,397	$779,096
Segment capital expenditures (3)	$5,588	$22,834	$139	$28,561
Segment depreciation and amortization (4)	$8,144	$28,169	$125	$36,438

(1)	Cost of sales – other includes delivery, occupancy costs (including rent, telephone, utilities, depreciation and amortization) and insurance expense.

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

(3)

The Company also had $11.3 million and $11.0 million of other capital expenditures not attributable to the reportable segments primarily representing capitalized software in the third quarters of 2026 and 2025, respectively. The Company had $32.2 million and $29.8 million of other capital expenditures not attributable to the reportable segments primarily representing capitalized software in the three fiscal quarters of 2026 and 2025, respectively.

(4)

Segment depreciation and amortization reflects amounts included within cost of sales – other and general and administrative expenses. The Company also had $7.9 million and $8.3 million of depreciation and amortization expense included in general and administrative expense not allocated to the reportable segments in the third quarters of 2026 and 2025, respectively. The Company also had $23.2 million and $24.7 million of depreciation and amortization expense included in general and administrative expense not allocated to the reportable segments in the three fiscal quarters of 2026 and 2025, respectively.

The following table reconciles Segment Adjusted Income from Operations to income before provision for income taxes:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 6, 2026	September 7, 2025	September 6, 2026	September 7, 2025
Segment Adjusted Income from Operations	$282,015	$261,582	$828,293	$779,096
General and administrative – unallocated (1)	(40,036)	(38,414)	(135,785)	(124,672)
Refranchising (loss) gain	(206)	—	3,881	3,883
Gain on sale of assets	—	—	7,780	—
Income from operations	241,773	223,168	704,169	658,307
Other (expense) income	(2,539)	(3,017)	(20,895)	5,036
Interest income	2,067	4,060	6,182	11,834
Interest expense	(46,227)	(45,012)	(138,511)	(135,245)
Income before provision for income taxes	$195,074	$179,199	$550,945	$539,932

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

3. Earnings Per Share

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 6,	September 7,	September 6,	September 7,
	2026	2025	2026	2025
Net income available to common stockholders – basic and diluted	$152,179	$139,319	$427,740	$420,061
Basic weighted average number of shares	33,035,670	33,919,706	33,288,988	34,122,385
Earnings per share – basic	$4.61	$4.11	$12.85	$12.31
Diluted weighted average number of shares	33,114,893	34,146,418	33,416,210	34,366,396
Earnings per share – diluted	$4.60	$4.08	$12.80	$12.22

The denominators used in calculating diluted earnings per share for common stock for the third quarters and three fiscal quarters each ended September 6, 2026 and September 7, 2025 do not include the following because the effect of including these shares would be anti-dilutive or because the performance targets for these awards had not yet been met:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 6,	September 7,	September 6,	September 7,
	2026	2025	2026	2025
Anti-dilutive shares underlying stock-based awards
Stock options	250,330	85,428	250,330	89,147
Restricted stock units	61,024	2,360	61,810	2,360
Performance condition not met
Performance-based restricted stock units	44,102	41,957	44,102	41,957

4. Stockholders’ Deficit

The following tables summarize the changes in stockholders’ deficit for the third quarter and three fiscal quarters of 2026.

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at June 14, 2026	33,068,845	$331	$841	$(3,977,546)	$(6,057)
Net income	—	—	—	152,179	—
Dividends declared on common stock and equivalents ($1.99 per share)	—	—	—	(65,729)	—
Issuance and cancellation of stock awards, net	15,656	—	—	—	—
Tax payments for restricted stock upon vesting	(4,289)	—	(1,341)	—	—
Purchases of common stock	(216,282)	(2)	(15,047)	(59,277)	—
Exercise of stock options	30,803	—	6,227	—	—
Non-cash equity-based compensation expense	—	—	9,697	—	—
Currency translation adjustment	—	—	—	—	626
Balance at September 6, 2026	32,894,733	$329	$377	$(3,950,373)	$(5,431)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance at December 28, 2025	33,627,992	$336	$1,910	$(3,898,622)	$(4,766)
Net income	—	—	—	427,740	—
Dividends declared on common stock and equivalents ($5.97 per share)	—	—	—	(199,169)	—
Issuance and cancellation of stock awards, net	108,524	1	—	—	—
Tax payments for restricted stock upon vesting	(36,789)	—	(1,646)	(12,558)	—
Purchases of common stock	(848,503)	(8)	(39,935)	(267,764)	—
Exercise of stock options	43,509	—	9,205	—	—
Non-cash equity-based compensation expense	—	—	30,843	—	—
Currency translation adjustment	—	—	—	—	(665)
Balance at September 6, 2026	32,894,733	$329	$377	$(3,950,373)	$(5,431)

Subsequent to the end of the third quarter of 2026, on October 6, 2026, the Company’s Board of Directors declared a $1.99 per share quarterly dividend on its outstanding common stock for shareholders of record as of December 15, 2026 to be paid on December 30, 2026.

On April 21, 2026, the Company’s Board of Directors approved an addition of $1.0 billion to the $290.2 million that was previously remaining under the Company’s share repurchase program for a total authorization of $1.29 billion for future share repurchases as of that date. As of September 6, 2026, $1.15 billion remained available for future purchases of the Company’s common stock under this share repurchase program.

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

Fair Value of Investments

The Company holds a non-controlling interest in DPC Dash Ltd (“DPC Dash”), the Company’s master franchisee in China that owns and operates Domino’s Pizza stores in that market. The Company accounts for its investment in DPC Dash as a trading security and records it at fair value at the end of each reporting period, with gains and losses recorded in other income or expense in its condensed consolidated statements of income. As of September 6, 2026 and December 28, 2025, the fair value of the Company’s investment in DPC Dash ordinary shares is based on the active exchange quoted price for the equity security (HK$30.50 per share as of September 6, 2026 and HK$71.90 per share as of December 28, 2025). The Company owned 3,901,019 ordinary shares as of September 6, 2026 and December 28, 2025, representing 3.0% of DPC Dash’s ordinary shares as of the respective dates.

The Company recorded a negative adjustment of $2.5 million in the third quarter of 2026 and a negative adjustment of $20.9 million in the three fiscal quarters of 2026 to the carrying amount of its investment in DPC Dash, with the unrealized losses recorded in other (expense) income in the Company’s condensed consolidated statements of income. The Company sold 4,200,000 ordinary shares of its investment in DPC Dash in the second quarter of 2025 for net proceeds of $44.1 million. The Company recorded a negative adjustment of $3.0 million in the third quarter of 2025 and a total net positive adjustment of $5.0 million in the three fiscal quarters of 2025 to the carrying amount of its investment in DPC Dash, with the net realized and unrealized losses and gains recorded in other (expense) income in the Company’s condensed consolidated statements of income.

The following tables summarize the carrying amounts and fair values of certain assets at September 6, 2026 and December 28, 2025:

	At September 6, 2026
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$101,988	$101,988	$—	$—
Restricted cash equivalents	113,493	113,493	—	—
Investments in marketable securities	28,079	28,079	—	—
Advertising fund cash equivalents, restricted	57,259	57,259	—	—
Investment in DPC Dash	15,175	15,175	—	—

	At December 28, 2025
		Fair Value Estimated Using
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Cash equivalents	$54,306	$54,306	$—	$—
Restricted cash equivalents	146,517	146,517	—	—
Investments in marketable securities	24,971	24,971	—	—
Advertising fund cash equivalents, restricted	65,604	65,604	—	—
Investment in DPC Dash	36,070	36,070	—	—

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

Management estimated the approximate fair values of the Company’s notes as follows:

	September 6, 2026		December 28, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
2017 Ten-Year Notes	$940,000	$933,420	$940,000	$934,360
2018 9.25-Year Notes	379,000	377,484	379,000	377,863
2019 Ten-Year Notes	648,000	620,136	648,000	624,024
2021 7.5-Year Notes	826,625	785,294	826,625	785,294
2021 Ten-Year Notes	972,500	885,948	972,500	893,728
2025 Five-Year Notes	500,000	494,000	500,000	503,000
2025 Seven-Year Notes	500,000	493,500	500,000	506,000

The Company had no outstanding borrowings under its variable funding notes at September 6, 2026 or December 28, 2025.

6. Leverage Ratio and Debt Classification

While the Company’s senior notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. In accordance with the Company’s debt agreements, the payment of principal on the 2025 Five-Year Notes and the 2025 Seven-Year Notes (refer to Note 5, above) may be suspended if either the Holdco Leverage Ratio or Senior Leverage Ratio is less than or equal to 5.5x total debt to either Consolidated Adjusted EBITDA or Securitized Net Cash Flow, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. In accordance with the Company’s debt agreements, the payment of principal on the 2021 7.5-Year Notes, 2021 Ten-Year Notes, 2019 Ten-Year Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes (refer to Note 5, above) may be suspended if the Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. As of the end of the third quarter of 2026, the Company satisfied the non-amortization tests for each respective series of notes, and has classified the outstanding principal amounts of the 2025 Five-Year Notes, 2025 Seven-Year Notes, 2021 7.5-Year Notes, 2021 Ten-Year Notes and 2019 Ten-Year Notes as long-term debt in the condensed consolidated balance sheets as of September 6, 2026. As of the end of the fourth quarter of 2025, the Company satisfied the non-amortization tests for each respective series of notes, and accordingly, the outstanding principal amounts of the notes have been classified as long-term debt in the condensed consolidated balance sheets as of December 28, 2025.

The legal final maturity dates of the 2018 9.25-Year Notes and the 2017 Ten-Year Notes are July 2048 and October 2047, respectively. However, the anticipated repayment date for the 2018 9.25-Year Notes and 2017 Ten-Year Notes is July 2027, and accordingly, the outstanding principal amounts for these notes have been classified as the current portion of long-term debt in the condensed consolidated balance sheet as of September 6, 2026. The Company expects to refinance the 2018 9.25-Year Notes and 2017 Ten-Year Notes prior to the anticipated repayment date. If the Company does not repay or refinance the 2018 9.25-Year Notes and 2017 Ten-Year Notes prior to the anticipated repayment date, additional interest of at least 5% per annum will accrue, and the Company’s securitized cash flows other than a weekly management fee to cover certain operating expenses would be directed to the repayment of the securitized debt.

7. Revenue Disclosures

Contract Liabilities

Contract liabilities primarily consist of deferred franchise fees and deferred development fees. Deferred franchise fees and deferred development fees of $4.5 million and $4.8 million were included in current other accrued liabilities as of September 6, 2026 and December 28, 2025, respectively. Deferred franchise fees and deferred development fees of $13.0 million and $12.5 million were included in long-term other accrued liabilities as of September 6, 2026 and December 28, 2025, respectively.

Changes in deferred franchise fees and deferred development fees for the three fiscal quarters of 2026 and 2025 were as follows:

	Three Fiscal Quarters Ended
	September 6,	September 7,
	2026	2025
Deferred franchise fees and deferred development fees, beginning of period	$17,318	$20,946
Revenue recognized during the period	(4,565)	(4,316)
New deferrals due to cash received and other	4,752	3,297
Deferred franchise fees and deferred development fees, end of period	$17,505	$19,927

Advertising Fund Assets

As of September 6, 2026, advertising fund assets, restricted of $98.0 million consisted of $71.4 million of cash and cash equivalents, $19.0 million of accounts receivable and $7.6 million of prepaid expenses. As of September 6, 2026, advertising fund cash and cash equivalents included $1.4 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

As of December 28, 2025, advertising fund assets, restricted of $117.5 million consisted of $92.2 million of cash and cash equivalents, $18.4 million of accounts receivable and $6.9 million of prepaid expenses. As of December 28, 2025, advertising fund cash and cash equivalents included $2.1 million of cash contributed from U.S. Company-owned stores that had not yet been expended.

8. Leases

The Company leases certain retail store and supply chain center locations, vehicles, equipment and its corporate headquarters with expiration dates through 2047. Rent expense totaled $22.8 million and $67.7 million in the third quarter and three fiscal quarters of 2026, respectively. Rent expense totaled $21.8 million and $65.9 million in the third quarter and three fiscal quarters of 2025, respectively. Rent expense includes operating lease cost, as well as expense for non-lease components including common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Rent expense also includes the variable rate per mile driven and fixed maintenance charges for the Company’s supply chain center tractors and trailers and expense for short-term rentals. Rent expense for certain short-term supply chain center tractor and trailer rentals was $0.6 million and $2.4 million in the third quarter and three fiscal quarters of 2026, respectively. Rent expense for certain short-term supply chain center tractor and trailer rentals was $1.4 million and $5.0 million in the third quarter and three fiscal quarters of 2025, respectively. Variable rent expense and rent expense for other short-term leases were immaterial in both the third quarter and three fiscal quarters of 2026 and 2025.

The components of operating and finance lease cost for the third quarters and three fiscal quarters of 2026 and 2025 were as follows:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 6,	September 7,	September 6,	September 7,
	2026	2025	2026	2025
Operating lease cost	$12,111	$11,991	$36,921	$36,213
Finance lease cost:
Amortization of right-of-use assets	2,096	1,239	5,489	3,737
Interest on lease liabilities	2,019	844	5,243	2,571
Total finance lease cost	$4,115	$2,083	$10,732	$6,308

Supplemental balance sheet information related to the Company’s finance leases as of September 6, 2026 and December 28, 2025 was as follows:

	September 6, 2026	December 28, 2025
Land and buildings	$149,087	$80,457
Equipment	3,151	4,225
Finance lease assets	152,238	84,682
Accumulated depreciation and amortization	(36,613)	(32,908)
Finance lease assets, net	$115,625	$51,774

Current portion of long-term debt	$7,681	$6,017
Long-term debt, less current portion	118,932	55,991
Total principal payable on finance leases	$126,613	$62,008

Supplemental cash flow information related to leases for the three fiscal quarters of 2026 and 2025 were as follows:

	Three Fiscal Quarters Ended
	September 6,	September 7,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,707	$35,123
Operating cash flows from finance leases	5,243	2,571
Financing cash flows from finance leases	4,020	3,022
Cash paid for amounts included in the measurement of financing obligation from sale leaseback:
Operating cash flows from sale leaseback	889	792
Financing cash flows from sale leaseback	77	63
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	49,689	46,300
Finance leases	69,116	—

As of September 6, 2026, the Company had additional leases for certain supply chain real estate and certain supply chain vehicles that had not yet commenced with estimated future minimum rental commitments of $90.7 million. These leases are expected to commence in 2026 and 2027 with lease terms of up to 21 years. These undiscounted amounts will be included in the Company’s condensed consolidated balance sheet at the respective commencement dates.

The Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees was $18.4 million and $12.6 million as of September 6, 2026 and December 28, 2025, respectively. The Company does not believe these arrangements have had or are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

9. Supplemental Disclosures of Cash Flow Information

The Company had non-cash investing activities related to accruals for capital expenditures of $4.2 million at September 6, 2026 and $2.4 million at December 28, 2025. The Company had $2.8 million in non-cash financing activity related to accruals for excise taxes on share repurchases as of September 6, 2026. The Company had $3.3 million in non-cash financing activity related to accruals for excise taxes on share repurchases as of December 28, 2025, which was paid in the second quarter of 2026.

10. Asset Acquisitions and Dispositions

During the second quarter of 2026, the Company refranchised 77 U.S. Company-owned stores in Virginia and Michigan for proceeds of $19.8 million. The pre-tax refranchising gain associated with the sale of the related assets and liabilities, including a $2.8 million reduction in goodwill, was $3.9 million and recorded in refranchising gain in the Company’s condensed consolidated statements of income.

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

During the first quarter of 2025, the Company purchased two U.S. franchised stores from one of the Company’s former U.S. franchisees for $0.9 million. The Company recorded $0.3 million of intangibles, $0.1 million of equipment and leasehold improvements and $0.5 million of goodwill.

11. New Accounting Pronouncements

The Company has considered all new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and adopted the following accounting standard:

Recently Adopted Accounting Standards

Accounting Standards Update (“ASU”) 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818)

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

The Company early adopted ASU 2026-02 in the third quarter of 2026 in connection with the commencement of a new virtual power purchase agreement, and adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

The Company has considered all new accounting standards issued by the FASB. The Company has not yet adopted the following accounting standards:

ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disclosure in the notes to the consolidated financial statements on an annual and interim basis, of amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization for all expense captions presented on the face of the consolidated statements of income. The standard also requires a qualitative description of the amounts remaining in those expense captions that are not separately disaggregated. The standard also requires disclosure of the composition and amount of selling expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2026 and 2025 third quarters referenced herein represent the twelve-week periods ended September 6, 2026 and September 7, 2025, respectively. The 2026 and 2025 three fiscal quarters referenced herein represent the thirty-six-week periods ended September 6, 2026 and September 7, 2025, respectively. In this section, we discuss the results of our operations for the third quarter and three fiscal quarters of 2026 compared to the third quarter and three fiscal quarters of 2025.

Overview

Domino’s is the largest pizza company in the world with more than 22,700 locations in over 90 markets around the world as of September 6, 2026, and operates two distinct service models within its stores, with a significant business in both delivery and carryout. We are a highly recognized global brand, and we focus on value while serving neighborhoods locally through our large worldwide network of franchise owners and U.S. Company-owned stores through both the delivery and carryout service models. We have been selling quality, affordable food to our customers since 1960. We became “Domino’s Pizza” in 1965 and opened our first franchised store in 1967. For more than 65 years, we have built Domino’s into one of the most widely-recognized consumer brands in the world. We believe our commitment to value, convenience, quality and new products continues to keep consumers engaged with the brand.

We are primarily a franchisor, with approximately 99% of Domino’s global stores owned and operated by our independent franchisees as of September 6, 2026. Franchising enables an individual to be a business owner and maintain control over all employment-related matters and pricing decisions, while also benefiting from the strength of the Domino’s global brand and operating system with limited capital investment by us.

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

Third Quarter of 2026 Highlights

As discussed above, our Hungry for MORE strategy aims to generate MORE sales, MORE stores and MORE profits.

•
MORE Sales: Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 3.2% compared to the third quarter of 2025. U.S. retail sales increased 2.1% and international retail sales, excluding foreign currency impact, increased 4.3% compared to the third quarter of 2025. Same store sales increased 0.3% in our U.S. stores and increased 0.2% in our international stores (excluding foreign currency impact).
•
MORE Stores: Global net store growth of 175 stores, including 26 net store openings in the U.S. and 149 net store openings internationally.
•
MORE Profits: Income from operations increased 8.3%.

Three Fiscal Quarters of 2026 Highlights

•
MORE Sales: Global retail sales, excluding foreign currency impact (which includes total retail sales at Company-owned and franchised stores worldwide), increased 3.2% compared to the three fiscal quarters of 2025. U.S. retail sales increased 2.3% and international retail sales, excluding foreign currency impact, increased 4.1% compared to the three fiscal quarters of 2025. Same store sales increased 0.4% in our U.S. stores and declined 0.1% in our international stores (excluding foreign currency impact).
•
MORE Stores: Global net store growth of 564 stores, including 71 net store openings in the U.S. and 493 net store openings internationally.
•
MORE Profits: Income from operations increased 7.0%.

Excluding the impact of changes in foreign currency, Domino’s experienced global retail sales growth during the third quarter and three fiscal quarters of 2026, driven by net store growth during the trailing four quarters in both our U.S. and international businesses. Overall, we believe our global retail sales growth, excluding foreign currency impact, marketing initiatives, operations and emphasis on technology have combined to strengthen our brand. These financial and statistical measures are described in additional detail below.

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

	Third Quarter of 2026	Third Quarter of 2025	Three Fiscal Quarters of 2026	Three Fiscal Quarters of 2025
Global retail sales:
U.S. stores	$2,368.6	$2,320.4	$7,052.3	$6,896.8
International stores	2,471.8	2,375.8	7,377.8	6,933.5
Total	$4,840.4	$4,696.2	$14,430.1	$13,830.3

Global Retail Sales Growth, Excluding Foreign Currency Impact

Global retail sales growth, excluding foreign currency impact is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Global retail sales growth, excluding foreign currency impact, is calculated as the change of local currency global retail sales against the comparable period of the prior year. Changes in global retail sales growth, excluding foreign currency impact are primarily driven by same store sales growth and net store growth.

	Third Quarter of 2026	Third Quarter of 2025	Three Fiscal Quarters of 2026	Three Fiscal Quarters of 2025
U.S. stores	+ 2.1%	+ 7.0%	+ 2.3%	+ 4.5%
International stores (excluding foreign currency impact)	+ 4.3%	+ 5.7%	+ 4.1%	+ 6.6%
Total (excluding foreign currency impact)	+ 3.2%	+ 6.3%	+ 3.2%	+ 5.5%

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

	Third Quarter of 2026	Third Quarter of 2025	Three Fiscal Quarters of 2026	Three Fiscal Quarters of 2025
U.S. Company-owned stores	+ 1.0%	+ 3.4%	+ 2.5%	+ 1.0%
U.S. franchise stores	+ 0.3%	+ 5.3%	+ 0.4%	+ 2.7%
U.S. stores	+ 0.3%	+ 5.2%	+ 0.4%	+ 2.7%
International stores (excluding foreign currency impact)	+ 0.2%	+ 1.7%	(0.1)%	+ 2.5%

U.S. same store sales increased 0.3% in the third quarter of 2026, rolling over an increase in U.S. same store sales of 5.2% in the third quarter of 2025. U.S. same store sales increased 0.4% in the three fiscal quarters of 2026, rolling over an increase in U.S. same store sales of 2.7% in the three fiscal quarters of 2025. The increases in U.S. same store sales in both the third quarter and three fiscal quarters of 2026 were driven by higher customer transaction counts, partially offset by lower average ticket. International same store sales (excluding foreign currency impact) increased 0.2% in the third quarter of 2026, rolling over an increase in international same store sales (excluding foreign currency impact) of 1.7% in the third quarter of 2025. International same store sales (excluding foreign currency impact) declined 0.1% in the three fiscal quarters of 2026, rolling over an increase in international same store sales (excluding foreign currency impact) of 2.5% in the three fiscal quarters of 2025.

Net Store Growth

Net store growth is a commonly used statistical measure in the quick-service restaurant industry that is important to understanding performance. Net store growth is calculated by netting gross store openings with gross store closures during the period. Transfers between Company-owned stores and franchised stores are excluded from the calculation of net store growth.

	U.S. Company- owned Stores	U.S. Franchise Stores	Total U.S. Stores	International Stores	Total
Store count at June 14, 2026	186	7,045	7,231	15,300	22,531
Openings	1	27	28	200	228
Closings	—	(2)	(2)	(51)	(53)
Store count at September 6, 2026	187	7,070	7,257	15,449	22,706
Third quarter 2026 net store growth	1	25	26	149	175
Trailing four quarters net store growth	5	162	167	789	956

Income Statement Data

	Third Quarter of 2026		Third Quarter of 2025		Three Fiscal Quarters of 2026		Three Fiscal Quarters of 2025
Revenues:
U.S. Company-owned stores	$61.4		$82.7		$225.4		$266.8
U.S. franchise royalties and fees	165.6		157.2		487.8		464.4
Supply chain	746.2		697.0		2,176.8		2,053.9
International franchise royalties and fees	83.7		78.5		246.5		231.3
U.S. franchise advertising	128.7		131.6		394.1		387.8
Total revenues	1,185.6	100.0%	1,147.1	100.0%	3,530.6	100.0%	3,404.3	100.0%
Cost of sales:
U.S. Company-owned stores	54.1		69.3		198.7		224.2
Supply chain	655.1		617.9		1,912.8		1,816.0
Total cost of sales	709.2	59.8%	687.2	59.9%	2,111.5	59.8%	2,040.2	59.9%
Gross margin	476.4	40.2%	459.9	40.1%	1,419.1	40.2%	1,364.0	40.1%
General and administrative	105.7	8.9%	105.1	9.1%	332.5	9.4%	321.8	9.5%
U.S. franchise advertising	128.7	10.9%	131.6	11.5%	394.1	11.2%	387.8	11.4%
Refranchising loss (gain)	0.2	0.0%	—	—	(3.9)	(0.1)%	(3.9)	(0.1)%
Gain on sale of assets	—	—	—	—	(7.8)	(0.2)%	—	—
Income from operations	241.8	20.4%	223.2	19.5%	704.2	19.9%	658.3	19.3%
Other (expense) income	(2.5)	(0.2)%	(3.0)	(0.3)%	(20.9)	(0.6)%	5.0	0.2%
Interest expense, net	(44.2)	(3.7)%	(41.0)	(3.6)%	(132.3)	(3.7)%	(123.4)	(3.6)%
Income before provision for income taxes	195.1	16.5%	179.2	15.6%	550.9	15.6%	539.9	15.9%
Provision for income taxes	42.9	3.7%	39.9	3.5%	123.2	3.5%	119.9	3.6%
Net income	$152.2	12.8%	$139.3	12.1%	$427.7	12.1%	$420.1	12.3%

Revenues

	Third Quarter of 2026		Third Quarter of 2025		Three Fiscal Quarters of 2026		Three Fiscal Quarters of 2025
U.S. Company-owned stores	$61.4	5.2%	$82.7	7.2%	$225.4	6.4%	$266.8	7.8%
U.S. franchise royalties and fees	165.6	14.0%	157.2	13.7%	487.8	13.8%	464.4	13.7%
Supply chain	746.2	62.9%	697.0	60.8%	2,176.8	61.6%	2,053.9	60.3%
International franchise royalties and fees	83.7	7.1%	78.5	6.8%	246.5	7.0%	231.3	6.8%
U.S. franchise advertising	128.7	10.8%	131.6	11.5%	394.1	11.2%	387.8	11.4%
Total revenues	$1,185.6	100.0%	$1,147.1	100.0%	$3,530.6	100.0%	$3,404.3	100.0%

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

Consolidated revenues increased $38.5 million, or 3.4%, in the third quarter of 2026 compared to the third quarter of 2025, and consolidated revenues increased $126.4 million, or 3.7%, in the three fiscal quarters of 2026 compared to the three fiscal quarters of 2025, primarily due to higher supply chain revenues and higher global franchise royalty revenues. The increases in supply chain revenues were primarily attributable to higher order volumes, as well as an increase in our food basket pricing to stores. The increases in U.S. and international franchise royalties and fees revenues were driven primarily by net store growth during the trailing four quarters. These increases in revenues were partially offset by lower U.S. Company-owned store revenues as a result of the refranchising of certain of our U.S. Company-owned store markets. These changes in revenues are described in more detail below.

U.S. Stores

	Third Quarter of 2026		Third Quarter of 2025		Three Fiscal Quarters of 2026		Three Fiscal Quarters of 2025
U.S. Company-owned stores	$61.4	17.3%	$82.7	22.3%	$225.4	20.4%	$266.8	23.8%
U.S. franchise royalties and fees	165.6	46.5%	157.2	42.3%	487.8	44.0%	464.4	41.5%
U.S. franchise advertising	128.7	36.2%	131.6	35.4%	394.1	35.6%	387.8	34.7%
Total U.S. stores revenues	$355.7	100.0%	$371.5	100.0%	$1,107.3	100.0%	$1,119.0	100.0%

U.S. Company-owned Stores

Revenues from U.S. Company-owned store operations decreased $21.3 million, or 25.8%, in the third quarter of 2026 as a result of the refranchising of certain of our U.S. Company-owned store markets in the second quarter of 2026. Revenues from U.S. Company-owned store operations decreased $41.4 million, or 15.5%, in the three fiscal quarters of 2026 as a result of the refranchising of certain of our U.S. Company-owned store markets in the second quarters of 2026 and 2025. These decreases were partially offset by higher same store sales.

U.S. Company-owned same store sales increased 1.0% in the third quarter of 2026 and increased 3.4% in the third quarter of 2025. U.S. Company-owned same store sales increased 2.5% in the three fiscal quarters of 2026 and increased 1.0% in the three fiscal quarters of 2025.

U.S. Franchise Royalties and Fees

Revenues from U.S. franchise royalties and fees increased $8.5 million, or 5.4%, in the third quarter of 2026, and increased $23.4 million, or 5.0%, in the three fiscal quarters of 2026, each due to an increase in the average number of U.S. franchised stores open during the period primarily resulting from net store growth during the trailing four quarters.

U.S. franchise same store sales increased 0.3% in the third quarter of 2026 and increased 5.3% in the third quarter of 2025. U.S. franchise same store sales increased 0.4% in the three fiscal quarters of 2026 and increased 2.7% in the three fiscal quarters of 2025.

U.S. Franchise Advertising

Revenues from U.S. franchise advertising decreased $3.0 million, or 2.3%, in the third quarter of 2026 primarily due to an increase in advertising incentives related to certain brand promotions, partially offset by an increase in the average number of U.S. franchised stores open during the period primarily resulting from net store growth during the trailing four quarters. Revenues from U.S. franchise advertising increased $6.3 million, or 1.6%, in the three fiscal quarters of 2026 due to an increase in the average number of U.S. franchised stores open during the period primarily resulting from net store growth during the trailing four quarters, but this increase was partially offset by an increase in advertising incentives related to certain brand promotions.

Supply Chain

Supply chain revenues increased $49.2 million, or 7.1%, in the third quarter of 2026, and increased $122.9 million, or 6.0%, in the three fiscal quarters of 2026, primarily due to higher order volumes, as well as an increase in our food basket pricing to stores. Our food basket pricing to stores increased 2.2% in the third quarter of 2026 and increased 2.3% in the three fiscal quarters of 2026, which resulted in an estimated $17 million increase in supply chain revenues in the third quarter of 2026 and an estimated $51 million increase in the three fiscal quarters of 2026. The food basket pricing change, a statistical measure utilized by management, is calculated as the percentage change of the food basket (including both food and cardboard products) purchased by an average U.S. store (based on average weekly unit sales) from our U.S. supply chain centers against the comparable period of the prior year. We believe this measure is important to understanding Company performance because as our food basket prices fluctuate, our revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate.

International Franchise Royalties and Fee Revenues

Revenues from international franchise royalties and fees increased $5.2 million, or 6.6%, in the third quarter of 2026, and increased $15.2 million, or 6.6%, in the three fiscal quarters of 2026, primarily due to an increase in the average number of international franchised stores open during the period resulting from net store growth during the trailing four quarters. The negative impact of changes in foreign currency exchange rates of approximately $0.2 million in the third quarter of 2026 partially offset the increase in international franchise royalties and fees revenues, while the positive impact of changes in foreign currency exchange rates of approximately $4.5 million in the three fiscal quarters of 2026 further contributed to the increase in international franchise royalties and fees revenues. The impact of changes in foreign currency exchange rates on international franchise royalty revenues, a statistical measure utilized by management, is calculated as the difference in international franchise royalty revenues resulting from translating current year local currency results to U.S. dollars at current year exchange rates compared to prior year exchange rates. We believe this measure is important to understanding Company performance given the significant variability in international franchise royalty revenues that can be driven by changes in foreign currency exchange rates.

International franchise same store sales increased 0.2% in the third quarter of 2026 and increased 1.7% in the third quarter of 2025, each excluding the impact of foreign currency exchange rates. International franchise same store sales declined 0.1% in the three fiscal quarters of 2026 and increased 2.5% in the three fiscal quarters of 2025, each excluding the impact of foreign currency exchange rates.

Cost of Sales / Gross Margin

	Third Quarter of 2026		Third Quarter of 2025		Three Fiscal Quarters of 2026		Three Fiscal Quarters of 2025
Total revenues	$1,185.6	100.0%	$1,147.1	100.0%	$3,530.6	100.0%	$3,404.3	100.0%
Total cost of sales	709.2	59.8%	687.2	59.9%	2,111.5	59.8%	2,040.2	59.9%
Gross margin	$476.4	40.2%	$459.9	40.1%	$1,419.1	40.2%	$1,364.0	40.1%

Consolidated cost of sales consists of U.S. Company-owned store and supply chain costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food and labor costs, as well as other costs including delivery, occupancy costs (including rent, telephone, utilities and depreciation) and insurance expense. Consolidated gross margin (which we define as revenues less cost of sales) increased $16.5 million, or 3.6%, in the third quarter of 2026, and increased $55.1 million, or 4.0%, in the three fiscal quarters of 2026, each primarily due to higher global franchise royalty revenues as discussed above, as well as gross margin dollar growth within supply chain, discussed below. These increases were partially offset by lower U.S. Company-owned store gross margins, discussed below. Franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on gross margin. Additionally, as food basket prices fluctuate, revenues, cost of sales and gross margin percentages in our supply chain segment also fluctuate, and further, cost of sales, gross margins and gross margin percentages for our U.S. Company-owned stores also fluctuate.

As a percentage of revenues, consolidated gross margin increased 0.1 percentage points to 40.2% in both the third quarter and three fiscal quarters of 2026, from 40.1% in both the third quarter and three fiscal quarters of 2025. U.S. Company-owned store gross margin decreased 4.3 and 4.1 percentage points in the third quarter and three fiscal quarters of 2026, respectively. Supply chain gross margin increased 0.9 and 0.5 percentage points in the third quarter and three fiscal quarters of 2026, respectively. Changes in the significant components of gross margin are described in more detail below.

U.S. Company-Owned Store Gross Margin

	Third Quarter of 2026		Third Quarter of 2025		Three Fiscal Quarters of 2026		Three Fiscal Quarters of 2025
Revenues	$61.4	100.0%	$82.7	100.0%	$225.4	100.0%	$266.8	100.0%
Cost of sales	54.1	88.0%	69.3	83.7%	198.7	88.1%	224.2	84.0%
Store gross margin	$7.3	12.0%	$13.5	16.3%	$26.7	11.9%	$42.6	16.0%

U.S. Company-owned store gross margin (which does not include certain store-level costs such as royalties and advertising) decreased $6.2 million, or 45.6%, in the third quarter of 2026 and decreased $15.9 million, or 37.3%, in the three fiscal quarters of 2026. As a percentage of store revenues, U.S. Company-owned store gross margin decreased 4.3 percentage points in the third quarter of 2026 and decreased 4.1 percentage points in the three fiscal quarters of 2026. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs increased 0.6 percentage points to 30.3% in the third quarter of 2026 and increased 0.7 percentage points to 30.3% in the three fiscal quarters of 2026, each driven by the increase in the food basket pricing to stores.
•
Labor costs increased 0.6 percentage points to 31.5% in the third quarter of 2026 and increased 1.0 percentage point to 31.9% in the three fiscal quarters of 2026, each driven by higher wage rates.
•
Higher insurance costs contributed to the remaining decreases in U.S. Company-owned store gross margin as a percentage of revenues in the respective periods.

Supply Chain Gross Margin

	Third Quarter of 2026		Third Quarter of 2025		Three Fiscal Quarters of 2026		Three Fiscal Quarters of 2025
Revenues	$746.2	100.0%	$697.0	100.0%	$2,176.8	100.0%	$2,053.9	100.0%
Cost of sales	655.1	87.8%	617.9	88.7%	1,912.8	87.9%	1,816.0	88.4%
Supply chain gross margin	$91.1	12.2%	$79.1	11.3%	$264.0	12.1%	$238.0	11.6%

Supply chain gross margin increased $12.0 million, or 15.1%, in the third quarter of 2026, and increased $26.0 million, or 10.9%, in the three fiscal quarters of 2026. As a percentage of supply chain revenues, supply chain gross margin increased 0.9 and 0.5 percentage points in the third quarter and three fiscal quarters of 2026, respectively. These changes in gross margin as a percentage of revenues are discussed in additional detail below.

•
Food costs decreased 0.7 percentage points to 70.4% in the third quarter of 2026 and decreased 0.6 percentage points to 70.2% in the three fiscal quarters of 2026, each driven primarily by procurement productivity.
•
Labor costs decreased 0.5 percentage points to 8.4% in the third quarter of 2026 and decreased 0.2 percentage points to 8.7% in the three fiscal quarters of 2026, each primarily due to higher sales leverage and labor efficiency.
•
Higher delivery expenses attributable to higher fuel cost partially offset these improvements in supply chain gross margin as a percentage of revenues in the respective periods.

General and Administrative Expenses

General and administrative expenses increased $0.6 million, or 0.6%, in the third quarter of 2026. General and administrative expenses increased $10.7 million, or 3.3%, in the three fiscal quarters of 2026 primarily due to expenses related to our Worldwide Rally, which takes place every two years, in the second quarter of 2026, as well as higher computer expenses, but these increases were partially offset by approximately $5 million in severance expenses associated with an organizational realignment that took place in the first quarter of 2025 that did not reoccur in 2026.

U.S. Franchise Advertising Expenses

U.S. franchise advertising expenses decreased $3.0 million, or 2.3%, in the third quarter of 2026, and increased $6.3 million, or 1.6%, in the three fiscal quarters of 2026, consistent with the changes in U.S. franchise advertising revenues, as discussed above. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized, as our consolidated not-for-profit advertising fund is obligated to expend such revenues on advertising and other activities that promote the Domino’s brand, and these revenues cannot be used for general corporate purposes.

Refranchising Gain

During the second quarter of 2026, we refranchised 77 U.S. Company-owned stores in Virginia and Michigan for proceeds of $19.8 million. The pre-tax refranchising gain associated with the sale of the related assets and liabilities, including a $2.8 million reduction in goodwill, was $3.9 million and recorded in refranchising gain in our condensed consolidated statements of income.

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

Other (Expense) Income

During the third quarter and three fiscal quarters of 2026, we recorded a $2.5 million and $20.9 million pre-tax unrealized loss, respectively, on our investment in DPC Dash (refer to Note 5 of the condensed consolidated financial statements). During the third quarter and three fiscal quarters of 2025, we recorded a total net $3.0 million pre-tax unrealized loss and a total net $5.0 million pre-tax realized and unrealized gain, respectively, on our investment in DPC Dash. The recorded amount of our investment is based on the active exchange quoted price for the equity security.

Interest Expense, Net

Interest expense, net increased $3.2 million, or 7.8%, in the third quarter of 2026, and increased $8.9 million, or 7.2%, in the three fiscal quarters of 2026, primarily driven by lower interest income on our cash equivalents as well as a higher weighted average borrowing rate.

Our weighted average borrowing rate increased to 3.9% in the third quarter and three fiscal quarters of 2026 from 3.8% in the third quarter and three fiscal quarters of 2025.

Provision for Income Taxes

Provision for income taxes increased $3.0 million, or 7.6%, in the third quarter of 2026 due to higher income before provision for income taxes, partially offset by a lower effective tax rate. The effective tax rate decreased to 22.0% during the third quarter of 2026 compared to 22.3% in the third quarter of 2025.

Provision for income taxes increased $3.3 million, or 2.8%, in the three fiscal quarters of 2026 due to higher income before provision for income taxes, as well as a higher effective tax rate. The effective tax rate increased to 22.4% during the three fiscal quarters of 2026 compared to 22.2% in the three fiscal quarters of 2025.

Segment Adjusted Income from Operations

Beginning in the first quarter of 2026, we evaluate the performance of our reportable segments and allocate resources to them based on Segment Adjusted Income from Operations, which represents income from operations for the reportable segments, excluding gains and losses from the sale of assets, refranchising gains and losses and certain corporate administrative costs that have not been allocated to a reportable segment. Our chief operating decision maker uses Segment Adjusted Income from Operations to determine future business objectives and targets and for long-range planning for the reportable segments, as well as to evaluate their operating performance. Segment Adjusted Income from Operations for each of our reportable segments is summarized in the table below. Prior year amounts have been recast to reflect this change in the measure of segment profit used by our chief operating decision maker.

	Third Quarter of 2026	Third Quarter of 2025	Three Fiscal Quarters of 2026	Three Fiscal Quarters of 2025
U.S. stores	$137.7	$133.6	$404.3	$393.8
Supply chain	72.5	60.7	214.4	188.9
International franchise	71.7	67.3	209.6	196.4

U.S. Stores

U.S. stores Segment Adjusted Income from Operations increased $4.1 million, or 3.1%, in the third quarter of 2026, and increased $10.5 million, or 2.7%, in the three fiscal quarters of 2026, each driven primarily by higher U.S. franchise royalties and fees revenues, as discussed above. These increases were partially offset by the $6.2 million decrease in U.S. Company-owned store gross margin in the third quarter of 2026 and the $15.9 million decrease in U.S. Company-owned store gross margin in the three fiscal quarters of 2026, each as discussed above. Additionally, higher general and administrative expenses in the three fiscal quarters of 2026, primarily related to our Worldwide Rally in the second quarter of 2026, partially offset the increase in U.S. stores Segment Adjusted Income from Operations in the three fiscal quarters of 2026, as discussed above.

U.S. franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on U.S. stores Segment Adjusted Income from Operations. U.S. franchise advertising costs are accrued and expensed when the related U.S. franchise advertising revenues are recognized and had no impact on U.S. stores Segment Adjusted Income from Operations.

Supply Chain

Supply chain Segment Adjusted Income from Operations increased $11.9 million, or 19.6%, in the third quarter of 2026, and increased $25.5 million, or 13.5%, in the three fiscal quarters of 2026, primarily due to the $12.0 million increase in supply chain gross margin in the third quarter of 2026 and the $26.0 million increase in supply chain gross margin in the three fiscal quarters of 2026, each as discussed above.

International Franchise

International franchise Segment Adjusted Income from Operations increased $4.5 million, or 6.7%, in the third quarter of 2026, and increased $13.2 million, or 6.7%, in the three fiscal quarters of 2026, each driven primarily by higher international franchise royalties and fees revenues, as discussed above. Higher general and administrative expenses in the three fiscal quarters of 2026, primarily related to our Worldwide Rally in the second quarter of 2026, partially offset the increase in international franchise Segment Adjusted Income from Operations, as discussed above. International franchise revenues do not have a cost of sales component, so changes in these revenues have a disproportionate effect on international franchise Segment Adjusted Income from Operations.

Liquidity and Capital Resources

Historically, our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities resulting in efficient deployment of working capital. We generally collect our receivables within three weeks from the date of the related sale and we generally experience multiple inventory turns per month. In addition, our sales are not typically seasonal, which further limits variations in our working capital requirements. As of September 6, 2026, we had negative working capital totaling $1.13 billion, primarily due to the current portion of long-term debt (see discussion below, as well as Note 6 to the condensed consolidated financial statements). Our working capital amount excludes restricted cash and cash equivalents of $168.0 million, advertising fund assets, restricted, of $98.0 million and advertising fund liabilities of $96.6 million. Working capital includes total unrestricted cash and cash equivalents of $229.0 million.

Our primary sources of liquidity are cash flows from operations and availability of borrowings under our variable funding notes. During the third quarter and three fiscal quarters of 2026, we experienced an increase in both U.S. and international retail sales (excluding foreign currency impact). Additionally, both our U.S. and international businesses grew store counts during the third quarter and three fiscal quarters of 2026. These factors contributed to our continued ability to generate positive operating cash flows. In addition to our cash flows from operations, we have a variable funding note facility. Our Series 2025-1 Variable Funding Senior Secured Notes, Class A-1 Notes (the “2025 Variable Funding Notes”), allows for advances of up to $320.0 million and issuance of certain other credit instruments, including letters of credit. The letters of credit primarily relate to our casualty insurance programs and, to a lesser extent, a virtual power purchase agreement. As of September 6, 2026, we had no outstanding borrowings and $248.9 million of available borrowing capacity under our 2025 Variable Funding Notes, net of letters of credit issued of $71.1 million.

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

Restricted Cash

As of September 6, 2026, we had $118.0 million of restricted cash and cash equivalents held for future principal and interest payments and other working capital requirements of our asset-backed securitization structure, $49.8 million of restricted cash equivalents held in a three-month interest reserve as required by the indenture governing the securitized debt and $0.2 million of other restricted cash for a total of $168.0 million of restricted cash and cash equivalents. As of September 6, 2026, we also held $71.4 million of advertising fund restricted cash and cash equivalents which can only be used for activities that promote the Domino’s brand.

Long-Term Debt

As of September 6, 2026, we had approximately $4.89 billion of long-term debt, of which $1.33 billion was classified as a current liability. As of September 6, 2026, our fixed rate notes from the recapitalization and refinancing transactions we completed in 2025, 2021, 2019, 2018 and 2017 had original scheduled principal payments of $49.3 million in 2026, $1.34 billion in 2027, $836.4 million in 2028, $647.8 million in 2029, $495.0 million in 2030, $927.5 million in 2031 and $470.0 million in 2032. However, in accordance with our debt agreements, the payment of principal on the 2025 Five-Year Notes and the 2025 Seven-Year Notes (refer to Note 5 to the condensed consolidated financial statements) may be suspended if either the Holdco Leverage Ratio or Senior Leverage Ratio is less than or equal to 5.5x total debt to either Consolidated Adjusted EBITDA or Securitized Net Cash Flow, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. In accordance with our debt agreements, the payment of principal on the 2021 7.5-Year Notes, 2021 Ten-Year Notes, 2019 Ten-Year Notes, 2018 9.25-Year Notes and 2017 Ten-Year Notes (refer to Note 5 to the condensed consolidated financial statements) may be suspended if the Holdco Leverage Ratio is less than or equal to 5.0x total debt to Consolidated Adjusted EBITDA, each as defined in the indenture governing the securitized debt, and no catch-up provisions are applicable. As of the end of the third quarter of 2026, we satisfied the non-amortization tests for each respective series of notes, and have classified the outstanding principal amounts of the 2025 Five-Year Notes, 2025 Seven-Year Notes, 2021 7.5-Year Notes, 2021 Ten-Year Notes and 2019 Ten-Year Notes as long-term debt in the condensed consolidated balance sheets as of September 6, 2026. As of the end of the fourth quarter of 2025, we satisfied the non-amortization tests for each respective series of notes, and accordingly, the outstanding principal amounts of the notes have been classified as long-term debt in the condensed consolidated balance sheets as of December 28, 2025.

The legal final maturity dates of the 2018 9.25-Year Notes and the 2017 Ten-Year Notes are July 2048 and October 2047, respectively. However, the anticipated repayment date for the 2018 9.25-Year Notes and the 2017 Ten-Year Notes is July 2027, and accordingly, the outstanding principal amounts for these notes have been classified as the current portion of long-term debt in the condensed consolidated balance sheet as of September 6, 2026 (refer to Note 6 to the condensed consolidated financial statements). We expect to refinance the 2018 9.25-Year Notes and the 2017 Ten-Year Notes prior to the anticipated repayment date, and we expect, based on current benchmark rates, to refinance those notes at higher interest rates. If we do not repay or refinance the 2018 9.25-Year Notes and the 2017 Ten-Year Notes prior to the anticipated repayment date, additional interest of at least 5% per annum will accrue, and our securitized cash flows other than a weekly management fee to cover certain operating expenses would be directed to the repayment of the securitized debt.

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

During the third quarter and three fiscal quarters of 2026, we repurchased and retired 216,282 and 848,503 shares of our common stock under our Board of Directors–approved share repurchase program for a total of approximately $73.6 million and $304.9 million, respectively. As of September 6, 2026, we had a total remaining authorized amount for share repurchases of approximately $1.15 billion.

Dividends

On July 14, 2026, our Board of Directors declared a $1.99 per share quarterly dividend on our outstanding common stock for shareholders of record as of September 15, 2026, which was paid on September 30, 2026. We had approximately $67.6 million accrued for common stock dividends at September 6, 2026. Subsequent to the end of the third quarter of 2026, on October 6, 2026, our Board of Directors declared a $1.99 per share quarterly dividend on our outstanding common stock for shareholders of record as of December 15, 2026, to be paid on December 30, 2026.

Sources and Uses of Cash

The following table illustrates the main components of our cash flows:

	Three Fiscal Quarters of 2026	Three Fiscal Quarters of 2025
Net cash provided by operating activities	$520.6	$552.3
Net cash used in investing activities	(34.2)	(6.1)
Net cash used in financing activities	(451.7)	(558.2)
Effect of exchange rate changes on cash	(0.3)	1.5
Change in cash and cash equivalents, restricted cash and cash equivalents	$34.4	$(10.6)

Operating Activities

Cash provided by operating activities decreased $31.7 million in the three fiscal quarters of 2026, as a result of the negative impact of changes in restricted advertising fund assets and liabilities and changes in operating assets and liabilities. The $47.8 million negative impact of changes in restricted advertising fund assets and liabilities in the three fiscal quarters of 2026 compared to the three fiscal quarters of 2025 was the result of the timing and amount of payments for advertising activities. Additionally, the negative impact of changes in operating assets and liabilities of $13.7 million primarily related to the timing of payments on accounts payable and accrued liabilities in the three fiscal quarters of 2026 compared to the three fiscal quarters of 2025. These decreases were partially offset by higher net income, excluding non-cash adjustments. Net income increased $7.7 million, and non-cash adjustments increased $22.1 million (primarily representing the changes in the total net realized and unrealized losses and gains associated with the remeasurement of the Company’s investment in DPC Dash, partially offset by the pre-tax realized gain associated with the sale of our fully depreciated corporate aircraft), resulting in an overall increase to cash provided by operating activities in the three fiscal quarters of 2026 compared to the three fiscal quarters of 2025 of $29.8 million.

Investing Activities

Cash used in investing activities was $34.2 million in the three fiscal quarters of 2026, which primarily consisted of $60.8 million of capital expenditures (driven primarily by investments in consumer and store technology, supply chain centers and corporate store operations). This use of cash was partially offset by the proceeds of $19.8 million for the refranchising of 77 U.S. Company-owned stores in the Virginia and Michigan markets and the net proceeds of $7.8 million associated with the sale of our fully depreciated corporate aircraft.

Financing Activities

Cash used in financing activities was $451.7 million in the three fiscal quarters of 2026, which included the repurchase and retirement of $304.9 million in common stock under our Board of Directors–approved share repurchase program, as well as $3.3 million in excise tax payments related to our share repurchase programs. We also made dividend payments to our shareholders of $134.3 million, made tax payments for the vesting of restricted stock of $14.2 million and made repayments of principal amounts related to our finance leases and other financing obligations of $4.1 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $9.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. In connection with the refinancings and recapitalizations of our business, we have issued fixed rate notes and entered into variable funding notes, and, at September 6, 2026, we are exposed to interest rate risk on borrowings under our 2025 Variable Funding Notes. As of September 6, 2026, we had no outstanding borrowings under our 2025 Variable Funding Notes.

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

Our fixed-rate debt exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. As of September 6, 2026, we had approximately $1.32 billion of debt classified as current associated with our 2018 9.25-Year Notes and the 2017 Ten-Year Notes for which the anticipated repayment date is July 2027. We expect to refinance the 2018 9.25-Year Notes and the 2017 Ten-Year Notes prior to the anticipated repayment date, and we expect, based on current benchmark rates, to refinance those notes at higher interest rates.

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

Foreign Currency Exchange Risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the U.S., which can adversely impact our net income and cash flows. Approximately 7.1% of our total revenues in the third quarter of 2026, approximately 7.0% of our total revenues in the three fiscal quarters of 2026 and approximately 6.8% of our total revenues in both the third quarter and three fiscal quarters of 2025 were derived from our international franchise segment, a majority of which were denominated in foreign currencies. We estimate that a hypothetical 10% adverse change in the foreign currency rates for our international markets would have resulted in a negative impact on international franchise royalty revenues of approximately $24.2 million in the three fiscal quarters of 2026. We also operate dough manufacturing and distribution facilities in Canada, which generate revenues denominated in Canadian dollars. We may periodically enter into financial instruments to manage foreign currency exchange risk, although we have not done so historically.

Item 4. Controls and Procedures.

Management, with the participation of the Company’s Chief Executive Officer, Joseph H. Jordan, and Executive Vice President and Chief Financial Officer, Sandeep Reddy, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, Mr. Jordan and Mr. Reddy concluded that the Company’s disclosure controls and procedures were effective.

During the quarterly period ended September 6, 2026, there were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price Paid	Publicly Announced	Under the Program (2)
Period	Purchased (1)	Per Share	Program (2)	(in thousands)
Period #7 (June 15, 2026 to July 12, 2026)	1,610	$305.86	—	$1,228,373
Period #8 (July 13, 2026 to August 9, 2026)	68,865	334.60	67,256	1,205,910
Period #9 (August 10, 2026 to September 6, 2026)	150,351	343.29	149,026	1,154,751
Total	220,826	$340.31	216,282	$1,154,751

(1)	4,544 shares in the third quarter of 2026 were purchased as part of the Company’s employee stock payroll deduction plan at an average price of $336.09.
(2)

As of September 6, 2026, $1.15 billion remained available for future purchases of the Company’s common stock under the share repurchase program approved by our Board of Directors on April 21, 2026 for repurchases of shares of our common stock.

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

During the fiscal quarter ended September 6, 2026, the following Section 16 officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•
Joseph H. Jordan, then our Chief Operating Officer and President – U.S., adopted a new Rule 10b5-1 trading arrangement on July 29, 2026. The plan’s maximum duration is until July 20, 2027, and first trades will not occur until November 9, 2026 at the earliest. The trading plan, which is subject to certain conditions, is intended to permit Mr. Jordan to exercise and sell from time to time a total of 2,450 stock options in a tranche set to expire on July 19, 2027.

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
10.1

Employment Agreement dated as of June 19, 2026 by and between Domino’s Pizza, Inc. and Joseph H. Jordan (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on June 22, 2026 (the “June 2026 8-K”)).

10.2	Letter Agreement dated as of June 19, 2026 by and between Domino’s Pizza, Inc. and Russell J. Weiner (Incorporated by reference to Exhibit 10.2 to the June 2026 8-K).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.
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

DOMINO’S PIZZA, INC. (Registrant)
Date: October 13, 2026	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President, Chief Financial Officer (Principal Financial Officer)